Form 10-K
period 1993-12-31
CONSECO INC
filed 1994-03-31
CIK 719241

                             UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                               Form 10-K


[ X ] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange
      Act of 1934 [Fee Required]

                 For the fiscal year ended December 31, 1993 or

[   ] Transition report pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934 [Fee Required]

                For the transition period from           to

Commission file number:  0-11164

                             CONSECO, INC.

                Indiana                        No. 35-1468632
         ----------------------         ------------------------------
         State of Incorporation         IRS Employer Identification No.

      11825 N. Pennsylvania Street
           Carmel, Indiana  46032               (317) 573-6100
 --------------------------------------            ---------
 Address of principal executive offices            Telephone

Securities registered pursuant to Section 12(b) of the Act:

                                             Name of each exchange
           Title of each class                on which registered

       Common Stock, No Par Value        New York Stock Exchange, Inc.
      8-1/8% Senior Notes due 2003       New York Stock Exchange, Inc.
$3.25 Series D Cumulative Convertible    New York Stock Exchange, Inc.
           Preferred Stock

  Securities registered pursuant to Section 12(g) of the Act: Common Stock, No Par Value

  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days: Yes [ X ]  No [   ]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

  Aggregate market value of common stock held by nonaffiliates (computed as of March 7, 1994): $1,320,947,980

  Shares of common stock outstanding as of March 7, 1994: 26,171,939

  DOCUMENTS INCORPORATED BY REFERENCE: The Registrant's definitive proxy statement for the annual meeting of shareholders to be held June 7, 1994 is incorporated by reference into Part III of this Report.

       2                        PART I
                                ------
ITEM 1. BUSINESS OF CONSECO.

    Background

    Conseco, Inc. ("Conseco" or the "Company") is a specialized financial services holding company which primarily makes controlling strategic investments in insurance companies and related businesses, manages the operations of those businesses to increase their value, provides services to acquired companies and other businesses, and seeks to realize the increase in value that its management brings to such companies through sale or restructuring. The insurance companies in which Conseco has made investments develop, market, issue and administer primarily annuity, individual health insurance and life insurance products. Conseco provides administrative, data processing and investment management services to affiliated and nonaffiliated companies. The Company's operating strategy is to consolidate and streamline the administrative functions of the acquired companies, to improve their investment yields through active asset management by a centralized investment operation and to eliminate their unprofitable products and distribution channels.

    Conseco was organized in 1979 as an Indiana corporation and commenced operations in 1982. Its executive offices are located at 11825 N. Pennsylvania
Street, Carmel, Indiana   46032, and its telephone number is (317) 573-6100.
Conseco's earnings result from three different activities: (i) the operations of life insurance companies; (ii) services provided to affiliates and nonaffiliates for fees; and (iii) the acquisition and restructuring of life insurance companies, currently through Conseco Capital Partners II, L.P ("CCP II"). Major ownership interests of insurance companies include: (i) Bankers Life Holding Corporation ("BLH") and its subsidiaries; (ii) Western National Corporation ("WNC") and its subsidiary, Western National Life Insurance Company ("Western National"), both of which were wholly owned until WNC's initial public offering ("IPO") completed February 15, 1994; (iii) CCP Insurance, Inc. and its subsidiaries ("CCP"), in which Conseco has a 40 percent ownership interest and which is accounted for under the equity method and (iv) wholly owned life insurance subsidiaries, Bankers National Life Insurance Company ("Bankers National"), National Fidelity Life Insurance Company ("National Fidelity") and Lincoln American Life Insurance Company ("Lincoln American").

    During 1990, Conseco formed Conseco Capital Partners, L.P. (the "Partnership"), which raised and invested $99.5 million of capital. Of this amount approximately half was provided by the Company and the balance by other investors. A wholly owned subsidiary of Conseco was the sole general partner of the Partnership. The Partnership was the Company's vehicle for effecting acquisitions of the following insurance companies: Great American Reserve Insurance Company ("Great American Reserve") in June 1990, Jefferson National Life Insurance Company ("Jefferson National") in November 1990, Beneficial Standard Life Insurance Company ("Beneficial Standard") in March 1991 and Bankers Life and Casualty Company ("Bankers Life") in November 1992. In July 1992, CCP, a holding company organized for the Partnership's first three acquisitions, completed an IPO of 8.0 million common shares, generating net proceeds to CCP of $111.2 million. Great American Reserve, Jefferson National and Beneficial Standard are collectively referred to herein as the "CCP Companies." On March 25, 1993, BLH, a holding company organized for Bankers Life, completed an IPO of 19.6 million common shares at $22 per share. BLH and Bankers Life are collectively referred to herein as "Bankers."

    On February 15, 1994, WNC completed an IPO of 37,202,500 shares, which included 2,300,000 shares sold by WNC and 34,902,500 shares sold by Conseco. After this IPO, Conseco continues to own 40 percent of the outstanding common stock of WNC. In addition, Conseco sold 150,000 shares to the President of WNC at the initial public offering price, less underwriting discounts and commissions. Net pretax proceeds to Conseco from the sale of WNC shares and related transactions totaled $537.9 million. WNC and Western National are collectively referred to herein as "Western." Effective January 1, 1994, Western is included in Conseco's financial statements on the equity method.
The IPO and related transactions are further described in Note 16 to the consolidated financial statements.

    On February 2, 1994, Conseco announced the closing of the formation of CCP II, a partnership which will invest in acquisitions of specialized annuity, life and accident and health insurance companies and related businesses. As of January 31, 1994, 36 investors had committed a total of $624 million of capital to the new partnership in a private placement (see "Acquisitions and Restructuring").

    As used herein the terms "Conseco" or the "Company" refer to Conseco, Inc. and its consolidated subsidiaries, unless the context otherwise requires.

    INVESTMENTS IN LIFE INSURANCE COMPANIES

    The following describes Conseco's major ownership interests in life insurance companies and the business of these companies.

    BANKERS

    Bankers, which had total assets of approximately $4 billion at December 31, 1993, markets health and life insurance and annuity products primarily to senior citizens through over 200 branch offices and approximately 3,300 career agents. Most of Bankers' agents sell only Bankers' policies. Approximately
56 percent of the $1,464.7 million of direct premiums collected by Bankers in 1993 were from the sale of individual health insurance, principally Medicare supplement and long-term care policies. Bankers believes that its success in the individual health insurance market is attributable in large part to its career agency force, which permits one-on-one contacts with potential policyholders and builds loyalty to Bankers among existing policyholders. Its efficient and highly automated claims processing system is designed to complement its personalized marketing strategy by stressing prompt payment of claims and rapid responses to policyholder inquiries.

    Conseco owns 30.4 million common shares of BLH, or 56 percent of its outstanding common shares. At December 31, 1993, the BLH shares owned by Conseco had a net carrying value of $518.8 million, a fair value of approximately $652.8 million and a cost of $313.1 million.

    WESTERN

    Western, which had total assets of $8.4 billion at December 31, 1993, develops, markets and issues annuity products through niche distribution channels. Approximately 98 percent of the $563.0 million of direct premiums collected in 1993 were from the sale of annuity products. Western National markets single premium deferred annuities ("SPDAs") to the savings and retirement markets through financial institutions (principally banks and thrifts), flexible premium deferred annuities ("FPDAs") to the tax-qualified retirement market and single premium immediate annuities ("SPIAs") primarily to the structured settlement market.

    Western National was a wholly owned subsidiary of Conseco from its acquisition in 1987 to the completion of the initial public offering of WNC, Western National's parent, on February 15, 1994. After the offering Conseco continues to own 40 percent of the common stock of WNC. The sale of common stock of WNC and related transactions generated net pretax proceeds to Conseco of $537.9 million, which were used to repay a $200 million senior unsecured loan and for other general corporate purposes. Conseco will record, in the first quarter of 1994, a one-time, after-tax gain of approximately
$43 million as a result of the IPO and related transactions.

    CCP

    CCP, which had $5.3 billion of assets at December 31, 1993, is a specialized insurance holding company whose subsidiaries market, issue and administer annuity, life and employee benefit-related insurance products
through diversified cost-effective distribution channels.   These channels
consist of educator market specialists who sell tax-qualified annuities and certain employee benefit-related insurance products primarily to school teachers and administrators, professional independent producers who sell various annuity and life insurance products aimed primarily at the retirement market and financial institutions that sell SPDAs to their depositors through employee agents. Approximately 74 percent of the $451.0 million of total premiums collected in 1993 were from the sale of annuity products.

    Conseco owns 11.6 million shares of CCP, or 40 percent of CCP's common shares outstanding. At December 31, 1993, the CCP shares owned by Conseco had a net carrying value of approximately $244.3 million, a fair value of approximately $322.1 million and a cost of $102.8 million.

    CONSECO'S WHOLLY OWNED INSURANCE SUBSIDIARIES

    Conseco's wholly owned insurance subsidiaries (excluding Western) had total assets of approximately $1.0 billion at December 31, 1993. They have profitable in-force blocks of many different annuity and life products, but do not currently actively market their products.

    Total premiums collected by these companies during 1993 were $148.2 million, including $61.8 million of premium from guaranteed investment contracts and deposit funds maintained by subsidiaries of the Company.

    SERVICES PROVIDED TO AFFILIATES AND NONAFFILIATES FOR FEES

    Various combinations of services, including investment management, mortgage origination and servicing, policy administration, data processing, product marketing and executive management services, are provided to all affiliates and to unaffiliated clients. In addition, subsidiaries of Conseco earn fees by:
(i) providing marketing services to financial institutions related to the distribution of insurance and investment products and (ii) distributing property and casualty insurance products through independent agencies. Total fees from affiliates and nonaffiliates were $49.0 million, $30.2 million and $22.4 million in 1993, 1992 and 1991, respectively. To the extent these services are provided to entities that are included in the financial statements on a consolidated basis, the intercompany fees are eliminated in consolidation. Growth in this activity results from new clients (both affiliated and others) and from increases in the fee-producing activities conducted for such clients.

    ACQUISITIONS AND RESTRUCTURING

    Conseco believes that the consolidation of the U.S. life insurance industry will continue, and Conseco intends to participate in this process. Conseco believes that, under appropriate circumstances, it is more advantageous to acquire companies with large books of in-force life and health insurance and annuities than to produce new business because initial underwriting costs have already been incurred and mature business is generally less likely to terminate, making more predictable profit analysis possible.

    Since Conseco commenced operations in 1982, it has acquired 11 life insurance companies, the first seven as wholly owned subsidiaries and the last four through the first partnership. Recent acquisition activity is described in Notes 1 and 2 to the consolidated financial statements. All acquisitions have been accounted for as purchases. Therefore, activities of acquired companies have been included in the results of operations commencing with the date of purchase. Of the first seven companies acquired by Conseco, three were subsequently sold and four remained as wholly owned subsidiaries at December 31, 1993. One of the four (Western National) was partially disposed of in February 1994 when Conseco sold 60 percent of its interest in a public offering as described in Note 16 to the consolidated financial statements. The first three companies acquired in the first partnership are now wholly owned subsidiaries of CCP, in which Conseco holds a 40 percent interest. The final acquisition of the first partnership is now a wholly owned subsidiary of BLH, in which Conseco holds a 56 percent interest.

    Following is a summary of the major acquisitions by Conseco and the Partnership since 1982:

                                                        Purchase Price
                                                        Including Fees
   Year    Company Acquired                               and Costs                          Acquired By
   ----    ----------------                               ---------                          -----------
                                                    (Dollars in millions)
   1982    Security National Life Insurance Company         $  1.3                            Conseco
   1983    Consolidated National Life Insurance Company        4.2                            Conseco
   1985    Lincoln American                                   25.0                            Conseco
   1986    Lincoln Income Life Insurance Company              32.3                            Conseco
   1986    Bankers National                                  117.6                            Conseco
   1987    Western National                                  261.7                            Conseco
   1989    National Fidelity                                  68.4                            Conseco
   1990    Great American Reserve                            135.0                          Partnership
   1990    Jefferson National                                171.0                          Partnership
   1991    Beneficial Standard                               141.1                          Partnership
   1992    Bankers Life                                      600.0                          Partnership


     On February 2, 1994, Conseco announced the closing of the formation of CCP II, a partnership which will invest in acquisitions of specialized annuity, life and accident and health insurance companies and related businesses. As of January 31, 1994, 36 investors had committed a total of $624 million of capital to the new partnership in a private placement. Commitments to the new partnership include $100 million from Conseco, $25 million from Bankers, $25 million from CCP, $50 million from Western and $36 million from the executive officers and directors of Conseco and its affiliates. A subsidiary of Conseco is the sole managing general partner of CCP II.

     OPERATIONS

     Conseco reduces operating expenses by centralizing, standardizing and more efficiently performing many functions common to most life insurance companies, such as underwriting and policy administration, accounting and financial reporting, marketing, regulatory compliance, actuarial services and asset management.

     Conseco's centralized management techniques resulted in significant employee reductions and expense savings in the nine insurance companies acquired between 1985 and 1992. The ratio of aggregate operating expenses (excluding commissions) to premiums collected for these nine companies was reduced from 11 percent for the last year prior to acquisition to 7.4 percent for the second full year (or in Bankers' case, the first full year) following
acquisition.   The ratio of such expenses to total assets of these companies decreased from 3.4 percent to 1.9 percent in the same periods.

     The administration of Bankers' individual health insurance, unlike that of life insurance or annuities, involves a high volume of claims processing, multiple contacts with policyholders and generally higher operational costs.
In 1993, Bankers processed more than four million policyholder claims. Bankers has developed an efficient and highly automated policyholder administration operation to minimize the costs of such large volume processing and deliver a high level of service to its policyholders. Bankers' state-of-the-art processing techniques stress prompt payment of claims. In most cases, Bankers mails its policyholders' checks within a week of receiving a claim. Bankers believes that its efficiency and promptness in processing policyholder claims have been a major reason for its strong reputation for service and the above average persistency of its Medicare supplement products. Conseco (through certain of its wholly owned subsidiaries) provides Bankers certain investment advisory, executive consulting, data processing, accounting, legal, mortgage loan servicing and origination, and other services.

     During 1993, Bankers implemented several measures to enhance efficiency and reduce operating costs, including relocating its office space, which previously was scattered in 27 separate buildings totaling approximately 750,000 square feet in three separate locations in the Chicago area. The scattering of Bankers' employees resulted in logistical complexities, difficult communications and control and additional operating costs. In the fourth quarter of 1993, Bankers relocated to approximately 300,000 square feet of office space on two floors of a single facility in downtown Chicago pursuant to a 15-year lease agreement. Bankers entered into a 10-year lease for approximately 100,000 square feet of warehouse space in a facility also located in Chicago.

    Prior to WNC's IPO, Western had no full-time employees, and all of Western's daily operations were handled by Conseco pursuant to agreements between Western and Conseco. After the completion of the IPO, Western employs approximately 150 people, including certain former Conseco employees who work at the Western Annuity Center in Amarillo, Texas. To maintain operational efficiencies, Western will continue to contract with Conseco and its subsidiaries for investment advisory, data processing, mortgage loan servicing and origination and other services.

    INVESTMENTS

    Conseco Capital Management, Inc. ("CCM"), a registered investment adviser wholly owned by Conseco, manages the investment portfolios of Conseco's wholly owned subsidiaries, Western, CCP, Bankers and other nonaffiliated clients.
CCM had approximately $19 billion of assets at fair value under management at December 31, 1993, of which $15.9 billion were assets of affiliated companies and $3.1 billion were assets of nonaffiliated companies. CCM's investment philosophy is to maintain a largely investment grade fixed-income portfolio, provide adequate liquidity for expected liability durations and other requirements and maximize total return through active investment management.

    Investment activities are an integral part of the Company's business; investment income is a significant component of the Company's total revenues. Profitability is significantly affected by spreads between interest yields on investments and rates credited on insurance liabilities. Substantially all credited rates on single premium deferred annuities and flexible premium deferred annuities may be changed annually. As of December 31, 1993, the average yield on the Company's investment portfolio was 8.2 percent and the average interest rate credited on the Company's total liability portfolio was
6.5 percent.

    The Company balances the duration of its invested assets with the expected
duration of benefit payments arising from insurance liabilities.   At December
31, 1993, the adjusted modified duration of fixed maturities, trading securities and short-term investments was 5.7 years.

     For information regarding the composition and diversification of the investment portfolio of Conseco's subsidiaries, see Management's Discussion and Analysis - "Investments" and Note 3 to the consolidated financial statements.

    COMPETITION

    The life insurance industry is highly competitive and consists of a large number of insurance companies, some of which have substantially greater financial resources, broader and more diversified product lines and larger staffs than those of Conseco and its investees. Competition also is encountered from the expanding number of banks, securities brokerage firms and other financial intermediaries which market insurance products and offer competing products, such as savings accounts and securities. Additionally, when Conseco's acquisition partnerships bid on companies they wish to acquire, they typically are in competition with other entities.

    A significant portion of Western National's annuity sales currently is made through banks and thrifts, which are presently precluded by state and federal regulation from issuing insurance directly. Some federal regulatory agencies, members of Congress and representatives of the banking industry have advocated legislative and regulatory changes to broaden the ability of banks to participate in the direct sale and underwriting of insurance products. If such changes were to occur, Western National could be faced with increased competition in its markets or the loss of certain marketing relationships.

    Financial institutions, school districts, marketing companies, agents who market insurance products and policyholders use the ratings of an insurer as one factor in determining which insurer's annuity to market or purchase. Bankers Life, Western National and the principal insurance subsidiaries of CCP are rated "A (Excellent)" by A.M. Best. Ratings for the industry currently range from "A++ (Superior)" to "C- (Fair)". Publications of A.M. Best indicate that the "A" rating is assigned to those companies that, in A.M. Best's opinion, have achieved excellent overall performance when compared to the norms of the insurance industry and that generally have demonstrated a strong ability to meet their respective policyholder and other contractual obligations. In evaluating a company's financial and operating performance, A.M. Best reviews the company's profitability, leverage and liquidity as well as the company's book of business, the adequacy and soundness of its reinsurance, the quality and estimated market value of its assets, the adequacy of its reserves and the experience and competency of its management. A.M. Best's ratings are based upon factors relevant to policyholders, agents, insurance brokers and intermediaries. In addition, Western National and Bankers Life have claims paying ability ratings of AA- from Duff & Phelps Credit Rating Company ("Duff
& Phelps") and the three CCP Companies have claims paying ability ratings of A+ from Duff & Phelps. Duff & Phelps' claims paying ability ratings range from "AAA (Highest claims paying ability)" to "DD (Company is under an order of liquidation)." The AA- rating represents "Very high claims paying ability" and the A+ rating represents "High claims paying ability." At present, Western National also has a claims paying rating of A+ from Standard & Poor's Corporation and a financial strength rating of Baa2 from Moody's Investor Service, Inc. Generally, rating agencies base their ratings on information furnished to them by the issuer and on investigations, studies and assumptions by the rating agencies. There is no assurance that any particular rating will continue for any given period of time or that it will not be changed or withdrawn entirely if, in the judgement of the rating agency, circumstances so warrant.

    In the individual health insurance business, insurance companies compete primarily on the basis of marketing, service and price. The standardized policy features for Medicare supplement products mandated by the Omnibus Budget Reconciliation Act of 1984 and the National Association of Insurance Commissioners increase the comparability of such policies and may intensify competition based on factors other than product features. See "Investments in Life Insurance Companies - Bankers" and "Regulation."

    The Company believes that the insurance companies it invests in are able to compete effectively because they: (i) emphasize specialized distribution channels where the ability to respond rapidly to changing customer needs yields a competitive edge; (ii) are experienced in establishing and cultivating relationships with the unique distribution networks and the independent marketing companies operating in these specialized markets; (iii) can offer competitive premium rates as a result of their lower-than-average operating costs and increased investment yields achieved by applying active investment portfolio management techniques; and (iv) have reliable policyholder administrative services supported by customized data processing systems.

    UNDERWRITING

    Under current regulations, insurance companies are prohibited from underwriting Medicare supplement policies for certain first time purchasers. Under these rules, if a person applies for insurance within six months of becoming eligible for Medicare by reason of age, the person may not be rejected due to medical conditions. For other prospective policyholders, such as senior citizens who are transferring to Bankers' products, the underwriting procedures are relatively limited.

    Long-term care and comprehensive major medical products generally require detailed underwriting procedures designed to assess and quantify the insurance risks before such policies are issued to individuals and groups. Certain health and life insurance products require medical examinations of applicants (including blood and urine tests, where permitted). These requirements are graduated according to the applicant's age and may vary by policy type. The Company also relies on medical records and each potential policyholder's written application for insurance products, which is generally prepared under the supervision of a trained agent. The Company uses information from the application and, in some cases, inspection reports, physician statements or medical examinations to determine whether a policy should be issued as applied for, issued with reduced coverage under a health rider or rejected. Group accident and health policies are underwritten based on the characteristics of the group and its past claim experience.

    Underwriting with respect to SPDAs and FPDAs is minimal. The Company carefully examines specific information on structured settlement annuitants to develop specific schedules of payments to injured persons, frequently pursuant to legal judgements or insurance settlements. Agents obtain detailed medical information about an annuitant, including test results and medical history. Such information is evaluated by the medical director who provides a life expectancy which is equated to an age higher than the current age of the annuitant. The price of the annuity is developed using the "higher" age and a mortality table, taking into consideration the Company's expectations about current and future investment performance.

    Substantially all the life insurance policies issued by the Company's subsidiaries are underwritten individually, although standardized underwriting procedures have been adopted for certain coverages. After initial processing, each file is reviewed and the information needed to make an underwriting decision (such as medical examinations, doctors' statements and special medical tests) is obtained. After the information is collected and reviewed, the Company either issues the policy as applied for, issues the policy with an extra premium charge because of unfavorable factors, or rejects the application.

    REINSURANCE

    Consistent with the general practice of the life insurance industry, the Company's subsidiaries reinsure portions of the coverage provided by their insurance products with other insurance companies under agreements of indemnity reinsurance. The Company's subsidiaries also assume reinsurance from other insurers. Reinsurance assumed is accounted for in the same manner as direct business.

    Indemnity reinsurance agreements are intended to limit a life insurer's maximum loss on a large or unusually hazardous risk or to obtain a greater diversification of risk. Indemnity reinsurance does not discharge the original insurer's primary liability to the insured, but it is the practice of insurers (subject to certain limitations of state insurance statutes) to account for risks which have been reinsured with other approved companies, to the extent of the reinsurance, as though they are not risks for which the original insurer is liable. The Company's reinsured business is ceded to numerous reinsurers; the amount of business ceded to any one reinsurer is not material.

    The policy risk retention limit of Conseco's subsidiaries on the life of one individual does not exceed $.8 million as of December 31, 1993. Reinsurance ceded by Conseco's subsidiaries represented 8 percent of gross combined life insurance in force at December 31, 1993. Reinsurance assumed by Conseco's subsidiaries represented .5 percent of net combined life insurance in force at December 31, 1993.

    The Company also has ceded policy liabilities under assumption reinsurance agreements where all obligations under the insurance contracts have been ceded to another company. Accordingly, the insurance liabilities related to such policies are not reported in the balance sheet. The Company believes the assuming companies are able to honor all contractual commitments under the assumption reinsurance agreements, based on the Company's periodic reviews of their financial statements, insurance industry reports and reports filed with state insurance departments.

    At December 31, 1993 and 1992, reinsurance receivables with carrying values of $398.5 million and $420.0 million, respectively, were associated with annuity business ceded to an unaffiliated company and retroceded on substantially identical terms to an ICH affiliate. Bankers provides administrative, data processing and general management services related to the reinsured business in exchange for annual fees based on a percentage of reinsured reserves. Additionally, Bankers is entitled to experience refunds based on the investment performance of assets supporting the annuity reserves.

    During the first quarter of 1993, Bankers recaptured certain participating life insurance policies (having assets approximately equal to insurance liabilities of $182.0 million) that had previously been ceded to an affiliate of ICH, from whom Bankers was acquired in 1992. Recapture fees of $15.5 million were capitalized as a component of cost of policies purchased.

    In a few instances, Bankers has reinsured blocks of insurance to an unrelated insurer to provide funds for enhancing surplus and for other purposes. Under these surplus relief arrangements, statutorily determined profits on the reinsured business are accelerated through the reinsurer's payment of ceding commissions representing the present value of profits on the business over the reinsurance period. At December 31, 1993, Bankers Life's statutory capital and surplus included approximately $2.9 million of benefits from this financial reinsurance. No benefit was recognized under generally accepted accounting principles ("GAAP").

    EMPLOYEES

    As of March 7, 1994, Conseco had approximately 3,140 employees, including approximately 1,600 home office employees and 450 branch office employees of Bankers. None of the Company's employees are covered by a collective bargaining agreement. Conseco believes that it has excellent relations with its employees. Approximately 150 employees formerly employed by Conseco became employees of WNC after the initial public offering of WNC's common stock on February 15, 1994.

    GOVERNMENTAL REGULATION

    General

    Life insurance companies are subject to regulation and supervision by the states in which they transact business. The laws of the various states establish supervisory agencies with broad administrative and supervisory powers related to granting and revoking licenses to transact business, regulating trade practices, establishing guaranty associations, licensing agents, approving policy forms, filing premium rates on certain business, setting reserve requirements, determining the form and content of required financial statements, determining the reasonableness and adequacy of capital and surplus and prescribing the maximum concentrations of certain classes of investments.

    Most states also have enacted legislation which regulates insurance holding company systems, including acquisitions, extraordinary dividends, the terms of surplus debentures, the terms of affiliated transactions, and other related matters. Currently, the Company and its insurance subsidiaries are registered as a holding company system pursuant to such legislation in Texas, Missouri, Tennessee, California and Illinois and routinely report to other jurisdictions.

    Although the federal government does not directly regulate the business of insurance, federal legislation and administrative policies in several areas, including pension regulation, age and sex discrimination, financial services regulation and federal taxation, can significantly affect the insurance business. Recently, increased scrutiny has been placed upon the insurance regulatory framework and a number of state legislatures have considered or enacted legislative proposals that alter, and in many cases increase, state
authority to regulate insurance companies and holding company systems.   In
addition, legislation has been introduced in Congress which could result in the federal government assuming some role in the regulation of the insurance industry.

    The National Association of Insurance Commissioners ("NAIC"), an association of state regulators and their staffs, attempts to coordinate the state regulatory process and continually re-examines existing laws and regulations and their application to insurance companies. Recently, this re-examination has focused on insurance company investment and solvency issues and has resulted in new interpretations of certain existing laws, the development of certain new laws and the implementation of certain non-statutory guidelines. The NAIC has formed committees and appointed advisory groups to study and formulate regulatory proposals on such diverse issues as the use of surplus debentures, accounting for reinsurance transactions and the adoption of risk-based capital ("RBC") rules. In addition, in connection with its accreditation of states to conduct periodic company examinations, the NAIC has encouraged states to adopt model NAIC laws on specific topics, such as holding company regulations and the definition of extraordinary dividends. It is not possible to predict the future impact of changing state and federal regulation on the operations of the Company.

    The NAIC adopted RBC requirements, effective December 31, 1993, to evaluate the adequacy of statutory capital and surplus in relation to investment and insurance risks associated with: (i) asset quality; (ii) mortality and morbidity; (iii) asset and liability matching; and (iv) other business factors. The RBC formula is designed as an early warning tool to help state regulators identify possible weakly capitalized companies for the purpose of initiating regulatory action. In addition, the formula defines a new minimum capital standard which supplements the prevailing system of low, fixed minimum capital and surplus requirements on a state-by-state basis.

    The new RBC requirements provide for four different levels of regulatory attention depending on the ratio of the company's total adjusted capital (defined as the total of its statutory capital, surplus and asset valuation reserve and 50 percent of apportioned dividends) to its RBC. The "Company Action Level" is triggered if a company's total adjusted capital is less than 100 percent but greater than or equal to 75 percent of its RBC, or if total adjusted capital is less than 125 percent of RBC and a negative trend has occurred. The trend test calculates the greater of any decrease in the margin (i.e., the amount in dollars by which a company's total adjusted capital exceeds its RBC) between the current year and the prior year and between the current year and the average of the past three years, and assumes that the decrease could occur again in the coming year. If a similar decrease in the margin in the coming year would result in an RBC of less than 95 percent, then the Company Action Level would be triggered. At the Company Action Level, a company must submit a comprehensive plan to the regulatory authority which discusses proposed corrective actions to improve its capital position. The "Regulatory Action Level" is triggered if a company's total adjusted capital is less than 75 percent but greater than or equal to 50 percent of its RBC. At the Regulatory Action Level, the regulatory authority will perform a special examination of the company and issue an order specifying corrective actions that must be followed. The "Authorized Control Level" is triggered if a company's total adjusted capital is less than 50 percent but greater than or equal to 35 percent of its RBC, and the regulatory authority may take any action it deems necessary, including placing the company under regulatory control. The "Mandatory Control Level" is triggered if a company's total adjusted capital is less than 35 percent of its RBC, and the regulatory authority is mandated to place the company under its control. Calculations using the NAIC formula at December 31, 1993, indicated that the ratios of the total adjusted capital to RBC for all of Conseco's primary subsidiaries and investees were greater than twice the Company Action Level.

    Texas recently adopted its own RBC requirements, the stated purpose of which is to require a minimum level of capital and surplus to absorb the financial, underwriting, and investment risks assumed by an insurer. Under Texas' RBC regulations, Western National and Bankers National, as Texas-domiciled companies, must maintain a minimum level of capital and surplus determined by a calculation formula contained in the Texas Regulations. Additionally, two insurance subsidiaries of CCP are domiciled in Texas. Texas' RBC requirements differ from those adopted by the NAIC in two principal respects: (i) the elements used to determine minimum RBC levels in the respective calculation formulas differ and (ii) the Texas Regulations do not contain "Action Levels" (like those adopted by the NAIC) prescribing certain corrective actions if RBC threshold levels are not met. However, the Commissioner of the Texas Insurance Department does have the power to take similar corrective actions if a company does not maintain the required minimum level of capital and surplus. Under the Texas Regulations, an insurer has met RBC requirements if its admitted assets exceed its liabilities by at least 3 percent. At December 31, 1993, the admitted assets of each of the Conseco subsidiaries and CCP subsidiaries domiciled in Texas exceeded liabilities by more than twice the required 3 percent level.

    Most states have enacted legislation or adopted administrative regulations affecting the acquisition of control of insurance companies as well as transactions between insurance companies and persons controlling them. The nature and extent of such legislation and regulations vary from state to state. Most states, however, require administrative approval of the acquisition of 10 percent or more of the outstanding shares of an insurance company incorporated in the state or the acquisition of 10 percent or more of the outstanding stock of an insurance holding company whose insurance subsidiary is incorporated in the state. The acquisition of 10 percent of such shares is generally deemed to be the acquisition of "control" for the purpose of the holding company statutes and requires not only the filing of detailed information concerning the acquiring parties and the plan of acquisition, but also administrative approval prior to the acquisition. In many states, an insurance authority may find that "control" in fact does not exist in circumstances in which a person owns or controls either a lesser or a greater amount of securities.

    As part of their routine regulatory oversight process, insurance departments approximately once every three years conduct periodic detailed examinations ("Triennial Examinations") of the books, records and accounts of insurance companies-domiciled in their states. Such Triennial Examinations are generally conducted in cooperation with the departments of two or three other states under guidelines promulgated by the NAIC. The Company expects Western National and Bankers to each receive a Triennial Examination in 1994.

    Health Care

    Federal and state regulations have had, and are expected to continue to have, the effect of increasing the regulation of Medicare supplement plans in all states. Recent NAIC rules: (i) require minimum loss ratios of at least 75 percent for group policies and 65 percent for individual policies; (ii) create 10 standardized benefit plans to promote comparability; (iii) guarantee renewability of policies; (iv) prohibit insurers from underwriting for health conditions or claims experience policy applications from persons who first become eligible for Medicare by reason of age; and (v) impose restrictions on commissions payable to agents. The NAIC rules also require insurance companies to file annual requests for premium increases, rather than relying on automatic escalation provisions. As of November 1, 1993, all states have adopted the NAIC rules.

    Numerous proposals have been introduced in Congress and the state legislatures aimed at reforming the current health care system. Proposals have included, among other things: (i) modifications to the existing employer-based insurance system; (ii) a quasi-regulated system of "managed competition" among health plans; and (iii) a single payer, public program. Changes in health care policy could significantly affect Bankers' business. For example, federal comprehensive major medical or long-term care programs, if proposed and implemented, could partially or fully replace some of Bankers' current products. However, the institution of such programs also could create new marketplace opportunities for supplemental insurance similar to Bankers' Medicare supplement policies. Some reform proposals also could: (i) standardize major medical or long-term care coverages; (ii) impose mandated or targeted loss ratios or rate regulation; (iii) require the use of community rating or other means that limit the ability of insurers to differentiate among risks; or (iv) mandate utilization review or other managed care concepts to determine what benefits would be paid by insurers. If adopted, these or other proposals could increase the level of competition among health insurers. In addition, changes could be made in Medicare that could necessitate revisions in Bankers' Medicare supplement products. Other potential initiatives, designed to tax insurance premiums or shift medical care costs from government to private insurers, could have an adverse effect on Bankers' business, although such taxes and costs might be offset in whole or in part by increasing premiums. Depending on their form, proposals designed to reduce health care costs could reduce benefits payable by Bankers. Bankers is unable to predict what changes to the country's health care system will be enacted, and if enacted, their scope and effect on Bankers' business. However, Bankers continues to believe that the opportunity for its products will grow under any realistic and affordable health care reform scenario.

    FEDERAL INCOME TAXATION

    The Omnibus Budget Reconciliation Act of 1993 (the "Act") was enacted on August 10, 1993. The most significant provision of the Act affecting the Company was the increase in the corporate income tax rate to 35 percent from 34 percent, effective for taxable income reported for the year 1993. As a result of the increase in the tax rate, the Company recognized additional tax expense of $8.9 million, consisting of: (i) $5.6 million related to income in 1993; (ii) $1.9 million related to a one-time adjustment to accumulated deferred taxes relating to prior years' income; and (iii) $1.4 million related to unrealized appreciation of securities at the date the new law was enacted. In addition, the equity in earnings of CCP was reduced by approximately $1.6 million as a result of the Company's share of the additional tax expense recorded by CCP related to the increase in the tax rate. The impact of other provisions of the Act was not material.

    The annuity and life insurance products marketed and issued by Conseco's subsidiaries generally provide the policyholder with an income tax advantage, as compared to other saving investments such as certificates of deposit and bonds, in that income taxation on the increase in value of the product is deferred until receipt by the policyholder. With other savings investments, the increase in value is taxed as earned. Life insurance benefits which accrue prior to the death of the policyholder and annuity benefits are generally not taxable until paid, and life insurance death benefits are generally exempt from income tax. Also, benefits received on immediate annuities (other than structured settlements) are recognized as taxable income ratably as opposed to the economic accrual methods, which tend to accelerate taxable income into earlier years and which are required for other investments. The tax advantage for annuities and life insurance is provided in the Internal Revenue Code ("IRC"), and is generally followed in all states and other United States taxing jurisdictions. Accordingly, it is subject to change by Congress and the legislatures of the respective taxing jurisdictions.

    Conseco's insurance company subsidiaries are taxed as life insurance companies under the IRC. During 1990, the taxation of life insurance companies was changed to require a portion of the expenses incurred in selling insurance products to be deducted over a period of years, as opposed to immediate deduction in the year incurred. This change, although not affecting tax expense on the Company's financial statements because it affects only the timing of the deductions, does have the effect of increasing the Company's tax for statutory accounting purposes. This, in turn, reduces statutory surplus and, accordingly, decreases the amount of cash dividends that may be paid by the life insurance subsidiaries. For 1993, the increase in the Company's current tax due to this change was $25.5 million.

    The Company had regular tax loss carryforwards at December 31, 1993, of approximately $94.9 million, portions of which begin expiring in 1999.

    ITEM 2. PROPERTIES.

    The Company's principal operations are located on a 150-acre corporate campus in Carmel, Indiana, immediately north of Indianapolis. These facilities contain approximately 416,000 square feet of space in seven buildings which contain Conseco's executive offices and certain administrative operations of its subsidiaries. These facilities include significant capacity for future growth.

    Bankers currently leases 300,000 square feet of executive office and administration space in a single facility in downtown Chicago under a 15-year lease agreement. Bankers also leases approximately 100,000 square feet of warehouse space in a second Chicago facility under a 10-year lease agreement. Bankers leases approximately 208 sales offices totaling approximately 340,000 square feet. All of the sales office leases are short-term in length, with remaining lease terms ranging from one to five years.

    ITEM 3. LEGAL PROCEEDINGS.

    From time to time, Conseco and its subsidiaries are involved in lawsuits which are primarily related to their operations. Most of these lawsuits involve claims under insurance policies or other contracts of the Company. Even though Conseco may be contesting the validity or extent of its liability in response to such lawsuits, the Company has established reserves in its consolidated financial statements which approximate its estimated potential liability or cost of defense. Accordingly, none of the lawsuits currently pending, either individually or in the aggregate, is expected to have a material adverse effect on the Company's consolidated financial condition or results of operations.

    ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    None.

    OPTIONAL ITEM.  EXECUTIVE OFFICERS OF THE REGISTRANT.

     Officer                                     Positions with Conseco, Principal
 Name and Age(a)          Since                Occupation and Business Experience (b)
- - ----------------          -----                --------------------------------------
 Stephen C. Hilbert, 48    1979          Since 1979, Chairman of the Board and Chief Executive Officer, since 1988,
                                         President, and from 1979 to 1986, Secretary of Conseco.

 Ngaire E. Cuneo, 43       1992          Since 1992, Executive Vice President of Corporate Development; from 1986 to 1992, Senior Vice President and Corporate Officer of General Electric
                                         Capital Corporation.

 Rollin M. Dick, 62        1986          Since 1986, Executive Vice President, Chief Financial Officer and Director,
                                         and from 1988 to 1989, Treasurer, of Conseco.

 Donald F. Gongaware, 58   1985          Since 1985, Executive Vice President and Director and, since 1989, Chief
                                         Operations Officer of Conseco.

 Lawrence W. Inlow, 43     1986          Since 1986, Executive or Senior Vice President, Secretary and General
                                         Counsel of Conseco.

 Walter T. Kirkbride, 47   1987          Since 1987, Executive Vice President and Chief Investment Officer of
                                         Conseco.

___________________

 (a) The executive officers serve as such at the discretion of the Board of Directors and are elected at the annual meeting of the
     Board.

 (b) Business experience is given for at least the last five years.


                                PART II
                                -------
ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS.

    MARKET INFORMATION

    The common stock of Conseco (trading symbol "CNC") has been listed for trading on the New York Stock Exchange (the "NYSE") since 1986. The following table sets forth the quarterly dividends paid per share and the ranges of high and low sales prices per share on the NYSE for the last two fiscal years, based upon information supplied by the NYSE. All applicable share and per share data in this Form 10-K have been adjusted for the two-for-one stock splits distributed on July 1, 1991 and April 1, 1992.

            Period                  Market Price     Dividend
            ------                  ------------
                                    High    Low        Paid
                                    ----    ---        ----
            1992:
            First Quarter          $41-1/2 $30-5/8    $0.020
            Second Quarter          36-1/4  20-5/8     0.020
            Third Quarter           32-1/2  24-1/4     0.020
            Fourth Quarter          47-3/8  29-1/4     0.020

            1993:
            First Quarter           73-5/8  45-3/8     0.025
            Second Quarter          67-3/8  44-5/8     0.025
            Third Quarter           75-1/4  57-3/4     0.025
            Fourth Quarter          75-3/4  53-1/2     0.125

    As of March 7, 1994, there were approximately 14,700 holders of record of the outstanding shares of common stock, including individual participants in securities position listings.

    DIVIDENDS

    In October 1988, the Company's Board of Directors adopted a policy of paying regular quarterly cash dividends on its common stock. The first such dividend was $.0125 per share. Subsequent dividends, which were increased to $.015 per share effective with the dividend paid October 1, 1990, to $.02 per share effective with the dividend paid October 1, 1991, to $.025 per share effective with the dividend paid January 4, 1993, and to $.125 per share effective with the dividend paid October 1, 1993, have been paid on the first business day of each calendar quarter, after review by the Board of Directors of the Company's interim operating results. The Company's general policy continues to be to retain most of its earnings. Retained earnings have been used to finance the growth and development of the Company's business through acquisitions or otherwise and to finance the repurchase of its common stock on those occasions when the Company has believed that the use of funds for stock repurchases would not interfere with other cash needs and that its shares were undervalued in the market.

    In February 1993 the Company issued $287.5 million liquidation value Series D Cumulative Convertible Preferred Stock ("Preferred Stock"), on which dividends ($3.25 per share) are cumulative from the date of original issue and are payable quarterly, commencing April 15, 1993. The terms of the Preferred Stock prohibit the payment of cash dividends on capital stock ranking junior to the Preferred Stock if the Company is not current in its dividend payments on the Preferred Stock. During 1993, the Company paid dividends of $13.5 million on the Preferred Stock and is current on its payments.

    The principal operating subsidiaries of Conseco are life insurance companies organized under state laws and subject to regulation by state insurance departments. These laws and regulations limit the ability of insurance subsidiaries to make cash dividends, loans or advances to a holding company such as Conseco. However, these laws generally permit the payment, without prior approval, of annual dividends which in the aggregate do not exceed the greater of (or in some states the lesser of): (i) the subsidiary's prior year net gain from operations; or (ii) 10 percent of surplus at the prior year-end, both computed on the statutory basis of accounting prescribed for insurance companies.

  ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA (a).

                                               Years Ended December 31,
                                  -----------------------------------------------
                              1993         1992         1991         1990         1989
                              ----         ----         ----         ----         ----
                                   (Amounts in millions, except per share amounts)
OPERATING DATA
Premiums collected          $2,140.1      $1,464.9    $1,648.7    $1,361.4    $937.9
Insurance policy income      1,293.8         378.7       280.8       152.8     198.9
Investment activity:
 Net investment income         896.2         888.6       921.4       581.7     417.7
 Net trading income             93.1          35.9        50.7         6.0      14.3
 Net realized gains            149.5         124.3       123.3         4.5      22.9
Total revenues               2,636.0       1,523.9     1,391.8       753.3     662.7
Income before income taxes,
 minority interest and
 extraordinary charge          610.2         330.0       223.2        65.3      70.2
Earnings excluding realized
   investment gains
   and extraordinary charge(b) 301.9         162.7        84.0        39.0      32.1
Extraordinary charge on
   extinguishment
   of debt, net of tax          11.9           5.3         5.0          -        -
Net income                     297.0         169.5       116.0        41.7     47.2
Preferred dividends             20.6           5.5         6.8         5.6      8.3
Earnings applicable to
   common stock                276.4         164.0       109.2        36.1     38.9

PER SHARE DATA
Net income, primary           $ 9.45        $ 5.43      $ 4.10       $1.37    $1.75
Net income, fully diluted       8.77          5.40        4.02        1.36     1.26
Earnings excluding realized
 investment gains
 and extraordinary charge(b)    8.92          5.18        2.89        1.25      .81
Dividends declared per common
  share                          .30          .085        .070        .055      .05
Book value per common
  share outstanding            33.78         21.86       15.44        5.83     4.30
Shares outstanding at year-end  25.3          24.9        24.7        20.6     25.2
Average fully diluted
  shares outstanding            33.5          29.6        25.4        25.4     33.1

BALANCE SHEET DATA
Total assets               $13,749.3     $11,772.7   $11,832.4    $8,371.1 $5,267.1
Long-term debt for which
   Conseco is
   directly liable             413.0         163.2       177.6       268.9    300.3
Notes payable of BLH, not direct
   obligations of Conseco(c)   290.3         392.0          -           -        -
Notes payable related to
  CCP Companies,
   not direct obligations
   of Conseco                     -             -        319.3       258.1       -
Shareholders' equity         1,142.6         594.3       431.6       180.2    158.3

 (a) For periods beginning with their acquisitions and ending June 30, 1992, the financial statements of the CCP Companies were consolidated with the financial statements of Conseco. With the completion of the initial public offering by CCP, the Company no longer had unilateral control to direct all of CCP's activities and therefore, no longer consolidates the financial statements of the CCP Companies with the financial statements of Conseco. As of November 1, 1992, the Company began to include in its financial statements the newly acquired Partnership subsidiary, Bankers. Comparison of consolidated financial information in the above table is significantly affected by the various Partnership acquisitions and the deconsolidation of the CCP Companies effective July 1, 1992. Refer to the notes to consolidated financial statements included elsewhere herein for a description of business combinations.

 (b) Represents net income excluding net realized gains and extraordinary charge, less applicable expenses, amortization, changes in future policy benefits, taxes and minority interest.

 (c) Represents notes issued by BLH in connection with the acquisition of Bankers Life.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

    The following discussion highlights the material factors affecting the results of operations and the significant changes in balance sheet items. This discussion should be read in conjunction with the accompanying consolidated financial statements, the notes thereto and the financial statistics appearing elsewhere herein.

    The comparison of 1993, 1992 and 1991 balances in the consolidated financial statements is largely affected by the transactions described in Note 1 "Significant Accounting Policies - Basis of Presentation" and Note 2 "Acquisitions" to the consolidated financial statements.

    RESULTS OF OPERATIONS

    Conseco's earnings result from three different activities:

     - The operations of life insurance companies;

     - Services provided to affiliates and nonaffiliates for fees; and

     - The acquisition and restructuring of life insurance companies, currently conducted through CCP II.

    Operations of Life Insurance Companies

    Life insurance companies are included in Conseco's financial statements on a consolidated basis if they are unilaterally controlled by Conseco (i.e., companies that are wholly owned by Conseco, companies that are over 50 percent but less than 100 percent owned by Conseco, and companies that are over 50 percent owned by a partnership in which Conseco is the sole general partner). Life insurance companies are included in Conseco's financial statements on an equity basis if not so controlled (i.e., companies in which Conseco has a significant interest but does not have unilateral control). Refer to Notes 1 and 2 of the consolidated financial statements for a description of changes during the last three years in the composition of the companies included in Conseco's consolidated financial statements.

    Growth in this activity results from: (i) the acquisition of new companies;
(ii) changes in Conseco's ownership interest in the companies; and (iii) changes in the profitability of such companies related to premiums received, investment results, product profitability, expense levels and other factors.


    Services Provided for Fees

    Various combinations of services, including investment management, mortgage origination and servicing, policy administration, data processing, product marketing and executive management services, are provided to all affiliates and other unaffiliated clients. In addition, subsidiaries of Conseco earn fees by:
(i) providing marketing services to financial institutions related to the distribution of insurance and investment products and (ii) distributing property and casualty insurance products through independent agencies.

    Growth in this activity results from new clients (both affiliated and others) and from increases in the fee-producing activities conducted for such clients.

    Acquisition and Restructuring of Life Insurance Companies

    Since Conseco commenced operations in 1982, it has acquired 11 life insurance companies, the first seven as wholly owned subsidiaries and the last four through the first partnership. Recent acquisition activity is described
in Notes 1 and 2 to the consolidated financial statements.   All acquisitions
have been accounted for as purchases. Therefore, activities of acquired companies have been included in the results of operations commencing with the date of purchase.

    Of the first seven companies acquired as wholly owned subsidiaries by Conseco, three were subsequently sold and four remained as wholly owned subsidiaries at December 31, 1993. One of the four (Western National) was partially disposed of in February 1994 when Conseco sold 60 percent of its interest in a public offering as described in Note 16 to the consolidated financial statements. The first three companies acquired in the first partnership are now wholly owned subsidiaries of CCP, in which Conseco holds a 40 percent interest. The final acquisition of the first partnership is now a wholly owned subsidiary of BLH, in which Conseco holds a 56 percent interest.

    Future acquisitions will be accomplished through CCP II, in which a subsidiary of Conseco is the sole managing general partner. CCP II was formed in early 1994 with commitments from 36 partners for $624 million of capital for the purpose of completing acquisitions of insurance companies, building value within such acquired companies and realizing such increased value for the investing partners. Commitments to the new partnership include $100 million from Conseco, $25 million from Bankers, $25 million from CCP, $50 million from Western and $36 million from executive officers and directors of Conseco and its affiliates.

    Activities of companies acquired through the first partnership are recorded in the segment related to operations of life insurance companies. Conseco also provides services to those companies resulting in increased income in the fee for service segment. Earnings are reflected in the acquisition and restructuring segment when Conseco, as general partner, earns incentive compensation related to the level of total returns to the partners in excess of prescribed targets, and when restructuring gains are realized from the sale of portions of the acquired entities.

    Analysis of Net Income and Fully Diluted Earnings Per Share

    The following table shows the sources of Conseco's net income (after tax and minority interest) for the three years ended December 31, 1993, disaggregated into the three earnings activities described in the preceding section:

                                     For the years ended December 31,
                                     --------------------------------
                                         1993      1992       1991
                                         ----      ----       ----
                                           (Dollars in millions)
Operations of life insurance companies:
  Bankers:
    Operating earnings before
      trading income                    $ 36.9    $  4.8     $  -
    Net trading income                     6.9        .7        -
    Net realized gains (losses)            2.9       (.1)       -
    Extraordinary charge                  (3.1)       -         -
                                        ------    ------     ------
       Net income                          43.6       5.4        -
                                        ------    ------     ------
  Western:
    Operating earnings before
       trading income                     93.4      80.6       56.8
    Net trading income                    32.1      16.5       15.7
    Net realized gains                     4.5       5.1       25.0
                                        ------    ------     ------
      Net income                         130.0     102.2       97.5
                                        ------    ------     ------
  CCP:
    Operating earnings before
       trading income                     34.6      23.2       10.9
    Net trading income                     -         1.6        5.3
    Net realized gains                     -         3.0        8.6
    Extraordinary charge                   -        (3.9)      -
                                        ------    ------     ------
      Net income                          34.6      23.9       24.8
                                        ------    ------     ------
  Wholly owned life companies excluding Western:
    Operating earnings before
       trading income                     27.5      18.6       14.0
    Net trading income                     8.6       1.6        1.5
    Net realized gains (losses)           (1.3)      4.1        3.4
                                        ------    ------     ------
      Net income                          34.8      24.3       18.9
                                        ------    ------     ------
  Life Re net income                      -         10.6        8.6
                                        ------    ------     ------
Total from operations of life insurance companies:
  Operating earnings before
     trading income                      192.4     137.8       90.3
  Net trading income                      47.6      20.4       22.5
  Net realized gains                       6.1      12.1       37.0
  Extraordinary charge                    (3.1)     (3.9)       -
                                        ------    ------     ------
      Net income                         243.0     166.4      149.8
                                        ------    ------     ------
Services provided for fees - net income   14.3      14.5       11.2
                                        ------    ------     ------
Acquisition and restructuring of life insurance
  companies:
    Incentive earnings allocation         22.3       3.6        -
    Sale of stock                         61.0      19.7        -
                                        ------    ------     ------
      Net income                          83.3      23.3       -
                                        ------    ------     ------
                          (continued on next page)

                       (continued from previous page)

                                        For the years ended December 31,
                                        --------------------------------
                                         1993       1992        1991
                                         ----       ----        ----
                                            (Dollars in millions)
Corporate and other:
  Operating expenses, net of revenues    (15.1)    (11.1)      (7.3)
  Interest expense                       (19.9)    (22.2)     (32.7)
  Net trading loss                         (.7)      -          -
  Net realized gains                        .9       -          -
  Extraordinary charge                    (8.8)     (1.4)      (5.0)
                                        ------    ------     ------
    Net loss                             (43.6)    (34.7)     (45.0)
                                        ------    ------     ------
Consolidated earnings:
  Operating earnings before
    trading income                       255.0     142.3       61.5
  Net trading income                      46.9      20.4       22.5
  Net realized gains                       7.0      12.1       37.0
  Extraordinary charge                   (11.9)     (5.3)      (5.0)
                                        ------    ------     ------
    Net income                          $297.0    $169.5     $116.0
                                        ======    ======     ======

     The disaggregated earnings summarized in the preceding schedule resulted in fully diluted earnings per share as follows:

                                     For the years ended December 31,
                                     --------------------------------
                                         1993      1992       1991
                                         ----      ----       ----
                                           (Dollars in millions)
Operations of life insurance companies:
  Bankers:
    Operating earnings before
      trading income                     $1.10     $ .16     $  -
    Net trading income                     .21       .02        -
    Net realized gains                     .08       -          -
    Extraordinary charge                  (.09)      -          -
                                        ------    ------     ------
      Net income                          1.30       .18        -
                                        ------    ------     ------
  Western:
    Operating earnings before
      trading income                      2.74      2.59       2.07
    Net trading income                     .93       .53        .56
    Net realized gains                     .13       .16        .91
                                        ------    ------     ------
      Net income                          3.80      3.28       3.54
                                        ------    ------     ------
  CCP:
    Operating earnings before
      trading income                      1.03       .75        .36
    Net trading income                     -         .05        .18
    Net realized gains                     -         .09        .29
    Extraordinary charge                   -        (.11)       -
                                        ------    ------     ------
      Net income                          1.03       .78        .83
                                        ------    ------     ------
  Wholly owned life companies
    excluding Western:
      Operating earnings before
         trading income                    .81       .59        .50
      Net trading income                   .25       .06        .06
      Net realized gains                  (.04)      .13        .13
                                        ------    ------     ------
        Net income                        1.02       .78        .69
                                        ------    ------     ------
  Life Re net income                       -         .26        .21
                                        ------    ------     ------
Total from operations of life
  insurance companies:
    Operating earnings before
      trading income                      5.68      4.35       3.14
    Net trading income                    1.39       .66        .80
    Net realized gains                     .17       .38       1.33
    Extraordinary charge                  (.09)     (.11)       -
                                        ------    ------     ------
      Net income                          7.15      5.28       5.27
                                        ------    ------     ------
Services provided for fees - net income    .42       .47        .41
                                        ------    ------     ------

Acquisition and restructuring of
  life insurance companies:
    Incentive earnings allocation          .66       .12        -
    Sale of stock                         1.83       .66        -
                                        ------    ------     ------
      Net income                          2.49       .78        -
                                        ------    ------     ------

                       (continued on next page)

                    (continued from previous page)

                                        For the years ended December 31,
                                        --------------------------------
                                         1993       1992        1991
                                         ----       ----        ----
                                            (Dollars in millions)
Corporate and other:
  Operating expenses                       (.45)     (.33)      (.17)
  Interest expense                         (.59)     (.75)     (1.29)
  Net trading loss                         (.02)      -          -
  Net realized gains                        .03       -          -
  Extraordinary charge                     (.26)     (.05)      (.20)
                                          -----     -----      -----
    Net loss                              (1.29)    (1.13)     (1.66)
                                          -----     -----      -----
Consolidated earnings:
  Operating earnings before trading income 7.55      4.52       2.09
  Net trading income                       1.37       .66        .80
  Net realized gains                        .20       .38       1.33
  Extraordinary charge                     (.35)     (.16)      (.20)
                                          -----     -----      -----
     Net income                           $8.77     $5.40      $4.02
                                          =====     =====      =====

    The following table further analyzes the changes in fully diluted earnings per share in 1993 compared to 1992 and in 1992 compared to 1991 to identify the increases (decreases) related to changes in income and the decreases related to changes in the number of shares outstanding.

                                                   1993        1992
                                               Compared to  Compared to
                                                   1992        1991
                                                   ----        ----
Fully diluted earnings per share:
  Current year                                    $8.77       $5.40
  Prior year                                       5.40        4.02
                                                  -----       -----
       Net increase                               $3.37       $1.38
                                                  -----       -----
                                                  -----       -----
Increase (decrease) related to changes in income:
  Operations of life insurance companies
    Bankers                                       $1.32       $ .21
    Western                                        1.09         .28
    CCP                                             .41         .08
    Wholly owned life insurance companies,
       excluding Western                            .44         .22
    Life Re                                        (.26)        .09
                                                  -----       -----
      Increase from operations of life
        insurance companies                        3.00         .88

  Services provided for fees                        .02         .14
  Acquisition and restructuring of life
    insurance companies                            2.07         .91
  Corporate and other                              (.34)        .34
  Less effect of increase in federal income
    tax rate                                       (.23)        -
                                                  -----       -----
      Total related to changes in income           4.52        2.27

Decrease related to issuances and repurchases
  of common or common equivalent shares           (1.15)       (.89)
                                                  -----       -----
      Net increase                                $3.37       $1.38
                                                  =====       =====

Additional Discussion of Consolidated Statement of Operations for the Three Years Ended December 31, 1993:

    The following tables and narratives summarize amounts reported in the consolidated statement of operations for the three years ended December 31, 1993, disaggregated as previously described for Conseco's three earnings activities. Many of the changes which occurred in the consolidated statement of operations resulted from: (i) acquisitions of new affiliates; (ii) restructurings that changed Conseco's percentage ownership in the affiliate; and (iii) changes in control of the affiliates that affected the determination of whether the affiliate was to be included in Conseco's statement of operations under the consolidation or the equity method of accounting.

Operations of life insurance companies:

Bankers:

                                            As Included in         Prior to
                                       Conseco's Consolidated      Conseco's
                                         Financial Statements     Acquisition
                                         --------------------     -----------
                                                      For the period
                                         For the    from acquisition Ten months
                                        year ended       through       ended
                                       December 31,    December 31,  October 31,
                                           1993            1992         1992
                                           ----            ----        ----
                                                (Dollars in millions)
Revenues:
 Insurance policy income                $1,200.7          $191.5     $  944.1
 Investment activity:
  Net investment income                    174.7            21.1        105.2
  Net trading income                        31.5             2.4           -
  Net realized gains (losses)               43.6             7.0        (33.6)
Total revenues                           1,450.5           222.5      1,013.8
Benefits and expenses:
 Insurance policy benefits and change
   in future policy benefits               864.3           120.1        720.3
 Interest expense on annuities and
   financial products                       36.5             5.3         23.8
 Interest expense on long-term debt         36.0             7.4           -
 Amortization related to operations        116.9            25.6         79.4
 Amortization related to realized gains     30.5              -            -
 Other operating costs and expenses        154.3            26.9        138.5
Income from continuing operations before
  taxes, minority interest and
  extraordinary charge                     208.1            37.2         51.8
Income tax expense                          80.2            14.9          5.9
Income from continuing operations
  before minority interest                 127.9            22.3         45.9
Minority interest                           78.2            14.4           -
Extraordinary charge (net of minority
  interest of $4.8 million)                 (3.1)             -            -
Income from continuing operations           46.6             7.9         45.9
Earnings from discontinued operations         -               -          16.6
Net income                                  46.6             7.9         62.5
Less preferred stock dividends               3.0             2.5           -
Earnings applicable to common stock         43.6             5.4         62.5

Summarized by component, all net of
 applicable expenses, taxes and minority interest:
  Operating earnings, excluding trading
    income                                  36.9             4.8        73.7
  Net trading income                         6.9              .7          -
  Net realized gain (loss)                   2.9             (.1)      (22.2)
  Extraordinary charge on extinguishment
    of debt                                 (3.1)             -           -
  Earnings from discontinued operations       -               -         11.0
  Net income                                43.6             5.4        62.5

    General. Conseco's 1992 earnings reflected a 44 percent ownership interest in BLH from November 1, 1992, the date Bankers was acquired by the Partnership. In March 1993, BLH completed an IPO of its common stock, thus reducing Conseco's ownership to 31 percent. On September 30, 1993, Conseco acquired
13.3 million additional common shares of BLH, increasing its ownership interest to 56 percent. While all activities of Bankers are included in Conseco's financial statements on a consolidated basis for all periods after November 1, 1992, the minority interest adjustment removes from Conseco's net income the portion applicable to other owners so that net income reflects only Conseco's applicable ownership interest (i.e., 44 percent during 1992 and the first quarter of 1993, 31 percent during the second and third quarters of 1993 and 56 percent during the fourth quarter of 1993). To enhance comparability, the amounts for the ten months ended October 31, 1992, (which was prior to the Partnership's acquisition of Bankers) are separately presented.

    At December 31, 1993, the BLH shares owned by Conseco had a net carrying value of approximately $518.8 million, a market value of approximately $652.8 million and a cost of $313.1 million.

    Insurance policy income. Insurance policy income increased $65.1 million, or 5.7 percent, in 1993 over total insurance policy income in 1992. Bankers' insurance policy income was comprised primarily of individual health premiums, which increased as a result of new business, improved persistency and rate increases.

    Net investment income. Net investment income increased $48.4 million, or 38 percent, in 1993 over total net investment income in 1992. The increase was due to the growth of invested assets as a result of (i) the recurring operations, (ii) the recapture in 1993 of a reinsurance treaty with related assets totaling $182 million and (iii) the capital transactions in connection with BLH's IPO, as discussed in the accompanying notes to the consolidated financial statements, partially offset by lower yields on the investment portfolio. In addition, during 1993 fixed maturity investments were redeemed prior to their scheduled maturity dates, resulting in additional investment income of approximately $.8 million.

    Net trading income. Net trading income (after applicable expenses, minority interest and taxes) increased $6.2 million in 1993 compared to total 1992. Bankers' trading activities commenced in November 1992, after its acquisition by the Partnership.

    Net realized gains. Bankers sold approximately $2.2 billion of fixed maturity investments in 1993, realizing gains (after applicable expenses, amortization, minority interest and taxes) of $2.9 million. For the ten month period ended October 31, 1992, realized investment losses included writedowns primarily related to Bankers' mortgage-backed security portfolio of derivative collateralized mortgage obligations, which portfolio was transferred to a trust later acquired by ICH or sold to ICH prior to the acquisition of Bankers by the Partnership.

    Net realized gains relate to securities sold in response to changes in the investment environment which created opportunities to enhance the risk profile of the investment portfolio by replacing existing securities with alternative securities without adversely affecting the quality of the portfolio or the matching of expected maturities of assets and liabilities. The sales of these securities at a gain followed by reinvestment of the proceeds at lower yields may, absent other management action, tend to decrease future investment yields. The Company believes, however, that the decreases in future investment yields that may result from these sales will not have a significant effect on future net income because: (i) additional amortization of the cost of policies purchased and the cost of policies produced was recognized to reflect reduced future yields (see the following paragraph); (ii) interest rates credited to some products were reduced, diminishing the effect of the yield decrease on the investment earnings spread; and (iii) the investment portfolio increased as a result of reinvesting the realized gains.

    The realization of investment gains affects the timing of the amortization of cost of policies purchased and cost of policies produced. As a result of net realized gains from the sales of fixed maturity investments in 1993, amortization of cost of policies purchased and cost of policies produced was increased by $21.0 million and $9.5 million, respectively.

    Insurance policy benefits. Total insurance policy benefits (including change in future policy benefits) increased $23.9 million, or 2.8 percent, in 1993 over the total amount in 1992. The increase related primarily to an increase in premiums with mortality and morbidity features written by Bankers. Purchase accounting adjustments were made to insurance liabilities in conjunction with the acquisitions of Bankers made by the Partnership in November 1992 and Conseco in September 1993 (as described in Note 2 to the consolidated financial statements). The impact of these adjustments was that insurance policy benefits (and change in future policy benefits) in 1993 were lower than the amounts which would have been recorded had the accounting basis of insurance liabilities been the same as in 1992. Such decline somewhat offsets the increases described above. Loss ratios did not change significantly.

    Interest expense on long-term debt. Interest expense on long-term debt increased $28.6 million in 1993 compared to the total amount in 1992. This interest relates to debt incurred to finance the acquisition of Bankers by the Partnership effective October 31, 1992. Therefore, interest expense was incurred for a full year in 1993 compared to two months in 1992.

    Other operating costs and expenses. Other operating costs and expenses decreased $11.1 million, or 6.7 percent, in 1993 compared to the total amount in 1992 as a result of cost reductions realized subsequent to the acquisition of Bankers.

    Extraordinary charge. In 1993 Bankers retired all of its junior notes, prepaid a portion of its senior term loan and repurchased $20 million of its Series B Senior Subordinated Notes, resulting in a net extraordinary charge of $7.9 million, of which Conseco's share was $3.1 million.

Western:

                                        For the years ended December 31,
                                        --------------------------------
                                           1993      1992      1991
                                           ----      ----      ----
                                            (Dollars in  millions)
Revenues:
  Insurance policy income                 $ 21.8    $ 48.0    $ 43.9
  Investment activity:
   Net investment income                   610.1     507.8     450.7
   Net trading income                       49.6      25.0      23.8
   Net realized gains                       92.7      72.4      62.2
Total revenues                             774.2     653.2     580.6
Benefits and expenses:
  Insurance policy benefits and change
   in future policy benefits               121.2     130.2     125.9
  Interest expense on annuities and
   financial products                      333.1     267.1     249.5
  Amortization related to operations        16.5      16.3      11.3
  Amortization and change in future policy
   benefits related to realized gains       84.3      64.6      24.3
  Other operating costs and expenses         8.4      12.1      14.2
Income before taxes                        204.5     156.8     149.0
Income tax expense                          74.5      54.6      51.5
Net income                                 130.0     102.2      97.5

Summarized by component, all net of
  applicable expenses and taxes:
   Operating earnings, excluding
     trading income                         93.4      80.6      56.8
   Net trading income                       32.1      16.5      15.7
   Net realized gains                        4.5       5.1      25.0
   Net income                              130.0     102.2      97.5


    General. Western's increased operating earnings principally reflected the slightly widened spread between investment yields and policy crediting rates on an increasing base of invested assets during the periods presented. The increase in invested assets in 1993 was affected by: (i) the recapture of reinsurance from subsidiaries of Conseco on March 31, 1993, resulting in an increase of $1.3 billion in insurance liabilities and invested assets; and (ii) the recapture of reinsurance from a nonaffiliated company on June 30, 1993, resulting in an increase of $156.5 million in insurance liabilities and invested assets.

    Insurance policy income. Insurance policy income related primarily to premiums from products with mortality and morbidity features. Declines from 1992 to 1993 have resulted from decreased emphasis on generating new premiums from such products.

    Net investment income. Net investment income has increased over the last three years because of the overall growth of invested assets resulting from operations and the reinsurance recaptures described above, partially offset by lower yields on the investment portfolio. In addition, during 1993, 1992 and 1991, fixed maturity investments were redeemed prior to their scheduled maturity dates, resulting in additional investment income of approximately $18.0 million, $12.8 million and $3.5 million, respectively.

    Net trading income. The increases in net trading income (after applicable expenses and taxes) in 1993 over the prior two years were primarily due to more favorable market conditions for trading activities.

    Net realized gains. Net realized gains (after applicable expenses, amortization, change in future policy benefits and taxes) often fluctuate from year to year. Western sold fixed maturity investments of $3.6 billion, $2.4 billion and $2.9 billion in 1993, 1992 and 1991, respectively.

    The effect of sales of fixed maturities on the amortization of cost of policies purchased and cost of policies produced is discussed above under "Bankers." As a result of the net realized gains from the sales of fixed maturity investments in 1993, 1992, and 1991, amortization of the cost of polices purchased was increased by $14.0 million, $42.1 million and $13.1 million, respectively and amortization of the cost of policies produced was increased by $33.2 million, $22.5 million and $11.2 million, respectively. In addition, the realization of investment gains affected the timing of additions to insurance liabilities, resulting in an increase of $37.1 million in 1993.

    Insurance policy benefits. Total insurance policy benefits (including change in future policy benefits), which relate solely to policies with mortality and morbidity features, fluctuated very little over the last three years, due to decreased emphasis on generating new premiums from such products.

    Interest expense on annuities and financial products. Interest expense on annuities and financial products has increased over the last three years as a result of increased annuity deposits, offset by reduced interest rates credited on these products. The average rate credited on all insurance liabilities was
6.4 percent, 7.6 percent and 8.1 percent at December 31, 1993, 1992 and 1991, respectively. The decline in credited rates over this period resulted from the lower interest rate environment. The 1993 increase in this expense was largely affected by the reinsurance recapture by Western as discussed under "General" above.

    Other operating costs and expenses. The decreases in other operating costs and expenses in 1993 from 1992 and in 1992 from 1991 were primarily due to reduced guaranty fund assessments. The decrease in 1993 also reflected decreased commissions on renewal premiums.

CCP:

    Prior to July 1, 1992, Conseco exercised unilateral control over CCP; therefore, the accounts of CCP were included in the consolidated financial statements of Conseco. After CCP's IPO, Conseco no longer had unilateral control over CCP and included CCP's results in its financial statements on the equity, rather than the consolidation, method. The financial information below summarizes the amounts included in Conseco's consolidated financial statements and the total accounts of CCP for the three-year period.

                                                                     For the years ended December 31,
                                                ---------------------------------------------------------------------
                                                1993                               1992                          1991
                                                ---------------------------------------------------------------------
                                                                          (Dollars in millions)
                                                    Included in                        Included in                  Included in
                                        Total         Conseco's              Total      Conseco's          Total      Conseco's
                                         CCP          Accounts                CCP        Accounts           CCP       Accounts
                                         ---          ---------               ---        --------           ---       --------
Revenues:
 Insurance policy income               $127.8           $  -                 $139.5       $ 67.1           $161.9      $161.9
 Investment activity:
  Net investment income                 412.9              -                  380.4        187.0            318.1       318.1
  Net trading income                     24.3              -                   15.6          5.0             17.4        17.4
  Net realized gains                     55.8              -                   63.5         22.7             41.7        41.7
 Equity in earnings of CCP                 -             37.4                    -          15.8               -           -
 Equity in earnings of Bankers            1.2              -                     .7           -                -           -
 Gain on sale of stock by Bankers        10.5              -                     -            -                -           -
Total revenues                          632.5            37.4                 599.7        297.6            539.1       539.1
Benefits and expenses:
 Insurance policy benefits and
  change in future policy benefits       77.0              -                   77.1         34.6             94.7        94.7
 Interest expense on annuities
  and financial products                243.5              -                  251.1        124.5            217.1       217.1
 Interest expense on long-term debt      16.1              -                   26.1         17.9             39.0        39.0
 Interest expense on short-term
  investment borrowings                   4.4              -                    2.3          1.6              5.9         5.9
 Amortization related to operations      29.4              -                   23.2         13.4             24.5        24.5
 Amortization and change in future
  policy benefits related to
  realized gains                         36.4              -                   45.9         13.7             18.0        18.0
 Other operating costs and expenses      52.2              -                   55.1         27.2             54.0        54.0
Income before taxes, minority
 interest and extraordinary charge      173.5            37.4                 118.9         64.7             85.9        85.9
Income tax expense                       65.9             2.8                  42.0         18.6             30.1        33.5
Income before minority interest
 and extraordinary charge               107.6            34.6                  76.9         46.1             55.8        52.4
Minority interest                          -               -                     -          16.2               -         24.0
Extraordinary charge                       -               -                   (8.8)        (3.9)              -           -
Net income                               107.6           34.6                  68.1         26.0             55.8        28.4
Less preferred stock dividends             -               -                    3.8          2.1              5.0         3.6
Earnings applicable to common stock      107.6           34.6                  64.3         23.9             50.8        24.8

Summarized by component, all net
 of applicable expenses, taxes and minority interest:
  Operating earnings, excluding
   trading income                         81.1           34.6                  55.4         23.2             28.6        10.9
  Net trading income                      15.8             -                   10.1          1.6             11.5         5.3
  Net realized gains                      10.7             -                   11.4          3.0             15.7         8.6
  Extraordinary charge                      -              -                   (8.8)        (3.9)              -           -
  Net income                             107.6           34.6                  68.1         23.9             55.8        24.8

    CCP's earnings during the three years ended December 31, 1993, were affected by: (i) a widened spread between investment yields and policy crediting rates on an increasing base of invested assets; (ii) the reduced interest expense resulting from the reduction in CCP's long-term debt through scheduled and unscheduled principal payments and lower interest rates;
(iii) the purchase of Beneficial Standard in March 1991; and (iv) the investment of the net proceeds (after prepayment of certain debt) from CCP's IPO in July 1992 and its second public offering in September 1993. Conseco's equity in the earnings of CCP during the three years ended December 31, 1993, was affected by these factors and changes in Conseco's ownership interest in CCP resulting from CCP's IPO and other transactions described in Note 4 to the consolidated financial statements. In addition, in 1992, Conseco's equity in the earnings of CCP included a $3.9 million extraordinary charge related to CCP's prepayment of debt. At December 31, 1993, Conseco owned 40 percent of the common stock of CCP. Such shares owned by Conseco had a net carrying value of $244.3 million, a fair value of approximately $322.1 million and a total cost to Conseco of $102.8 million.

    CCP was a partner in the Partnership's investment in Bankers. In conjunction with BLH's IPO, CCP's investment in the Partnership was exchanged for approximately 2.8 percent of the common stock of BLH. Through the date of the IPO, CCP had recognized equity in earnings of Bankers of $1.2 million and $.7 million in 1993 and 1992, respectively. A gain on the sale of stock by BLH of $10.5 million was recognized at the time of the exchange. After the IPO, CCP's investment in BLH is carried at fair value, with any unrealized gain or loss, net of income tax, included directly in shareholders' equity.

    Conseco's direct ownership in BLH and its indirect ownership through CCP represent a controlling interest. Accordingly, Conseco's investment in BLH is accounted for using the consolidation method. Conseco's ownership interest in Bankers through CCP is included in the "Bankers" segment. Conseco's ownership interest in the gain recognized by CCP in conjunction with the IPO is included in the "Acquisitions and Restructuring" segment.

Wholly owned insurance subsidiaries of Conseco, excluding Western:

                                        For the years ended December 31,
                                        --------------------------------
                                           1993      1992      1991
                                           ----      ----      ----
                                             (Dollars in millions)
Revenues:
 Insurance policy income                  $ 72.3    $ 81.4    $ 79.6
 Investment activity:
  Net investment income                    110.2     181.3     162.5
  Net trading income                        13.4       3.2      12.7
  Net realized gains                        11.5      22.2      21.4
Total revenues                             207.4     288.1     276.2
Benefits and expenses:
 Insurance policy benefits and change
  in future policy benefits                 82.3      90.0      92.9
 Interest expense on annuities and
  financial products                        38.9     109.9     110.1
 Amortization related to operations          7.6      16.2      15.4
 Amortization related to realized gains     11.5      15.1       8.1
 Other operating costs and expenses         12.0      18.2      15.9
Income before taxes                         55.0      38.1      29.5
Income tax expense                          20.2      13.8      10.6
Net income                                  34.8      24.3      18.9

Summarized by component, all net
 of applicable expenses and taxes:
  Operating earnings, excluding
   trading income                           27.5      18.6      14.0
  Net trading income                         8.6       1.6       1.5
  Net realized gains (losses)               (1.3)      4.1       3.4
  Net income                                34.8      24.3      18.9

    Insurance policy income. Insurance policy income related primarily to premiums from products with mortality and morbidity features and the recent declines have resulted from decreased emphasis on generating new premiums from such products.

    Net investment income. Net investment income decreased from 1992 to 1993 because of the recapture of reinsurance by Western from Conseco's other wholly owned life insurance subsidiaries on March 31, 1993, which resulted in a decrease of $1.3 billion in insurance liabilities and invested assets. Net investment income increased from 1991 to 1992 as a result of the overall growth of invested assets resulting from operations. In addition, during 1993, 1992 and 1991 fixed maturity investments were redeemed prior to their scheduled maturity dates, resulting in additional investment income of approximately $3.7 million, $7.5 million and $.4 million, respectively.

    Net trading income. The increase in net trading income (after applicable expenses and taxes) in 1993 over the prior two years was primarily due to more favorable market conditions for trading activities.

    Net realized gains. Net realized gains (after applicable expense, amortization and taxes) often fluctuate from year to year. Fixed maturity investments of $.6 billion, $.9 billion and $.6 billion were sold in 1993, 1992 and 1991, respectively.

    The effect of sales of fixed maturities on the amortization of cost of policies purchased and cost of policies produced is discussed above under "Bankers." As a result of the net realized gains from the sales of fixed maturity investments by Conseco's other wholly owned life insurance subsidiaries in 1993, 1992 and 1991, amortization of the cost of policies purchased was increased by $11.0 million, $7.9 million and $2.4 millon, respectively, and amortization of the cost of policies produced was increased by $.5 million and $7.2 million and $5.7 million, respectively.

    Insurance policy benefits. Total insurance policy benefits (including change in future policy benefits) which relate solely to policies with mortality and morbidity features have fluctuated over the last three years due to the decreased emphasis on generating new premiums from such products.

    Interest expense on annuities and financial products. Interest expense on annuities and financial products decreased from 1992 to 1993 as a result of the reinsurance recapture by Western National. Such expense increased from 1991 to 1992 as a result of increased annuity deposits, offset by reduced rates credited on these products. The average rate credited on all insurance liabilities was approximately 7.0 percent at December 31, 1993 and 1992, and approximately 7.9 percent at December 31, 1991.

    Amortization related to operations. Amortization related to operations decreased in 1993 from 1992 as a result of the recapture of reinsurance, which was previously discussed.

    Other operating costs and expenses. The decrease in other operating costs and expenses in 1993 from 1992 was primarily due to the reinsurance recapture by Western National, which was previously discussed. The increase in other operating costs and expenses in 1992 from 1991 was due to several factors including increased guaranty fund assessments and compensation costs.

Life Re:

                                        For the years ended December 31,
                                        --------------------------------
                                           1993      1992      1991
                                           ----      ----      ----
                                             (Dollars in millions)
Equity in earnings of Life Re             $  -       $11.3      $9.3
Income tax expense                           -          .7        .7
Net income attributable to
 investment in Life Re                       -        10.6       8.6


    Conseco's ownership interest in Life Re was sold in November 1992, thereby terminating this source of income.

Services Provided for Fees:

                                        For the years ended December 31,
                                        --------------------------------
                                           1993      1992      1991
                                           ----      ----      ----
                                             (Dollars in millions)
Revenue:
 Investment management                     $34.1     $25.0     $19.1
 Commissions                                 9.4       1.7       1.4
 Administrative services, net of
   directly related expenses                 5.5       3.5       1.9
Total revenue                               49.0      30.2      22.4
Less intercompany eliminations             (22.5)    (17.3)    (17.0)
Revenues reported                           26.5      12.9       5.4

Net income attributable to:
 Investment management                      14.7      12.3      10.2
 Commissions                                (4.0)      (.1)      (.3)
 Administrative services                     3.6       2.3       1.3
Net income                                  14.3      14.5      11.2

    Conseco's fee revenues include: (i) fees for investment management and mortgage origination and servicing; (ii) commissions earned for insurance and investment product marketing and distribution; and (iii) administrative fees for policy administration, data processing, product marketing and executive management services. To the extent these services are provided to entities that are included in the financial statements on a consolidated basis, the intercompany fees are eliminated in consolidation.

    In March 1993, Conseco acquired Marketing Distribution Systems Consulting Group, Inc. and Subsidiaries ("Bankmark"), an insurance marketing company which develops relationships with financial institutions to provide insurance and investment products to their customers. Through Bankmark, financial institutions can offer products from several insurance companies, including Western National. After its acquisition by Conseco, Bankmark began a formal program to actively expand its business by developing relationships with a few large money-center banks to assist them in distributing retail insurance products to their customers. As a result of the costs incurred in conjunction with Bankmark's expansion efforts, Bankmark incurred a net loss of approximately $3.7 million during the period from its acquisition through December 31, 1993.

    Growth in total fees during the last three years was the result of new clients (both affiliated and others) and from growth in fee-producing activities provided to such clients. Commission revenues of Bankmark, subsequent to its acquisition in March 1993, totaled $7.4 million.

Acquisitions and Restructuring of Life Insurance Companies:

                                            For the years ended December 31,
                                            --------------------------------
                                                     1993      1992
                                                     ----      ----
                                                  (Dollars in millions)
  Incentive earnings allocation                    $ 36.6     $ 9.3
  Gain on sale of stock                             101.5      45.6
  Total revenues                                    138.1      54.9
  Income tax expense                                 54.8      31.6
  Net income                                         83.3      23.3


    The incentive earnings allocations were earned when total returns realized by the other partners in the first partnership exceeded prescribed targets. Such amounts were recorded: (i) in 1992 based on the returns resulting from the value of the CCP shares distributed to the partners; and (ii) in 1993, based on the value of BLH shares so distributed. Income from the sale of stock in 1992 resulted from Conseco's sale of its ownership in Life Re and from Conseco's share of the gain realized from the public sale of shares by CCP.
The 1993 gain related to the public sale of shares by BLH.


Corporate and other:

                                        For the years ended December 31,
                                        --------------------------------
                                           1993      1992      1991
                                           ----      ----      ----
                                             (Dollars in millions)
Net investment income                      $12.4     $ 8.4     $10.0
Total revenues                              14.1       9.3      10.9
Interest expense on long-term debt          30.6      33.7      49.5
Other operating costs and expenses          35.9      26.2      22.5
Income tax benefit                          17.6      17.3      21.1
Expenses before extraordinary charge        34.8      33.3      40.0
Extraordinary charge on extinguishment
 of debt                                     8.8       1.4       5.0
Net loss                                    43.6      34.7      45.0


   These operations include financing costs for debt on which Conseco is directly liable and the costs associated with the holding company operations.

   The 32 percent decline in interest expense on long term debt from 1991 to 1992 was attributable to declines in long-term debt through scheduled and unscheduled principal payments. Interest expense for 1993 reflected: (i) the decline in long-term debt through scheduled and unscheduled principal payments;
(ii) the refinancing of 12.75 percent senior subordinated notes through the issuance of 8.125 percent senior notes; and (iii) the $200 million senior secured loan used to acquire additional shares of Bankers in September 1993 (such debt was repaid in February 1994 with a portion of the proceeds from the IPO of WNC).

   Other operating costs and expenses increased over the last three years principally as the result of compensation expense based on the Company's increased earnings.

   SALES

   Insurance policy income shown in the Company's consolidated statement of operations in accordance with generally accepted accounting principles consists of premiums received for policies which have life contingencies or morbidity features. For annuity and universal life contracts without such features, premiums collected are not reported as revenues, but rather are reported as deposits to insurance liabilities. Revenues for products recognized as deposits to insurance liabilities are recognized over time in the form of investment income and surrender or other charges.

   Premiums collected by Bankers. Total premiums collected in 1993 were $1,464.7 million, of which $264.0 million were recorded as deposits to policy liability accounts. This compares to $1,368.9 million collected and $233.3 million recorded as deposits to policy liability accounts in 1992. Bankers amounts in 1992, which are used as a basis of comparison in this discussion, include periods prior to Conseco's acquisition of Bankers in November 1992. Collected premiums by type are provided in the following table for 1993 and 1992:

                                                   For the years ended
                                                       December 31,
                                                     --------------
                                                     1993      1992
                                                     ----      ----
                                                  (Dollars in millions)
 Individual health:
   Medicare supplement                            $  565.5  $  524.9
   Long-term care                                    114.9     103.5
   Other                                             142.4     160.5
                                                  --------  --------
    Total individual health                          822.8     788.9

 Annuities                                           239.1     187.0
 Individual life and other                            93.1      93.0
 Group                                               309.7     300.0
                                                  --------  --------
    Total                                         $1,464.7  $1,368.9
                                                  ========  ========


    Total collected premiums of Medicare supplement policies accounted for 39 percent of total collected premiums in 1993 and 38 percent in 1992. During the fourth quarter of 1992, Bankers assumed a block of Medicare supplement policies from an unrelated insurer. Collected premiums in 1993 and 1992 included $16.9 million and $19.4 million, respectively, related to the assumed policies. Bankers' new strategy of pricing Medicare supplement policies on an attained age basis (which produces lower first year premiums which then increase annually) and an increase in the proportion of policies sold with lesser benefits caused annualized new business premiums from such new sales to decrease to $79.6 million in 1993 compared to $83.0 million in 1992. However, even with the new pricing strategy, Bankers' 1993 annualized new business premiums were up 7.1 percent over 1992 sales of $74.3 million.

    Long-term care plans accounted for 7.8 percent of total collected premiums in 1993 and 7.6 percent in 1992. The increase was due to growth in new business and a larger base of renewal premiums. Annualized new business premiums were $21.5 million in 1993 and $18.1 million 1992.

    Annuity premiums collected increased 28 percent in 1993 over 1992. Virtually all of this increase related to sales of single premium deferred annuities. The increase occurred because of an increased marketing emphasis placed on annuity sales.

    Collected premiums for other individual health products decreased 11 percent in 1993 compared to 1992, as anticipated, due to steps taken previously to improve the profitability of the comprehensive major medical product included in this category.

    Premiums collected by Western.   Total premiums collected were $563.0
million, $840.7 million and $1,267.5 million in 1993, 1992 and 1991, respectively. The decline in total premiums collected was principally due to decreased annuities sold through financial institutions reflecting: (i) increased competition from other carriers (including those with higher ratings); (ii) consumer purchases of alternative investments, such as variable annuities and mutual funds, during these periods of low interest rates; and
(iii) Western's focus on maintaining profitability levels on single premium deferred annuities. Western's principal emphasis is to generate profits through adequate pricing of its insurance products and maintaining appropriate investment spreads throughout the life of the policies sold. The operating income of Western is primarily a function of its investment spread, total invested assets and operating expenses. Accordingly, a change in premiums collected in a single period does not directly cause income to change, although continued increases or decreases in premiums may affect the rate of growth of total assets on which investment spread is earned.

    During 1993, Western entered into marketing agreements with several large financial institutions who are expected to issue Western annuities in 1994.

    Premiums collected by Conseco's wholly owned subsidiaries excluding Western. Total premiums collected were $148.2 million, $82.6 million and $86.6 million in 1993, 1992 and 1991, respectively. During 1993, the Company collected $61.8 million of premiums from guaranteed investment contracts and deposit funds for qualified retirement plans maintained by a subsidiary of the Company.

    INVESTMENTS

    The Company's investment strategy is to maintain a predominately investment-grade fixed-income portfolio, provide adequate liquidity for expected liability durations and other requirements and maximize total return through active investment management. At December 31, 1993, the Company had invested assets of approximately $11.7 billion. These assets were primarily actively managed fixed maturities, credit-tenant loans, policy loans, trading account securities, investment in CCP and short-term investments.

    The following table shows Conseco's investment performance during the last three years, including subsidiaries and Partnership companies from the date each was acquired and including the CCP Companies until the date of deconsolidation.

                                            Years Ended December 31,
                                            ------------------------
                                         1993        1992       1991
                                         ----        ----       ----
                                             (Dollars in millions)
Weighted average invested assets
 (excluding investment in CCP)         $10,977.5   $9,524.5   $9,654.7
Net investment income                      896.2      888.6      921.4

         Percent earned                     8.2%        9.3%       9.5%


    A general decline in interest rates has reduced investment yields over the past three years. Investment income is a significant component of the Company's total revenues, but profitability is determined by spreads between interest rates earned and rates credited on annuity contracts. At December 31, 1993, the average yield on the Company's investment portfolio was 8.2 percent and the average interest rate credited on the Company's total liability portfolio was 6.5 percent.

    Actively Managed Fixed Maturities

    Conseco's actively managed fixed maturity portfolio at December 31, 1993, was comprised primarily of debt securities of the U.S. government, public utilities and other corporations and mortgage-backed securities. Investments in mortgage-backed securities included collateralized mortgage obligations ("CMO's") and mortgage-backed pass-through securities.

    At December 31, 1993, the Company's fixed maturity portfolio (including securities actively managed and held to maturity) had net unrealized gains of $295.7 million (equal to approximately 3.0 percent of the portfolio's carrying value), consisting of $384.3 million of unrealized gains and $88.6 million of unrealized losses. Estimated fair values for fixed maturity investments were determined based on estimates from nationally recognized pricing services, broker-dealer market makers and internally developed methods.

    As discussed in the notes to the consolidated financial statements, when the carrying values of actively managed fixed maturity investments are adjusted for changes in fair value, cost of polices purchased, cost of policies produced and insurance liabilities are also adjusted to reflect the change in amortization that would be needed had those fixed maturity investments actually been sold at their fair values and the proceeds reinvested at current interest rates.

    Investments in fixed maturities that were rated below investment-grade as determined by nationally recognized statistical rating organizations (or, if not rated by such firms, with ratings below Class 2 assigned by the National Association of Insurance Commissioners) were 5.1 percent of total invested assets and 6.1 percent of total fixed maturity investments at December 31, 1993. The Company currently plans to maintain approximately the present percentage of its portfolio in fixed maturities that are rated below investment-grade. Investments in below investment-grade corporate debt securities generally have greater risks than other corporate debt investments. Risk of loss upon default by the borrower is greater with below investment-grade corporate debt securities because these securities generally are unsecured and often are subordinated to other creditors of the issuers, and because the issuers usually have high levels of indebtedness and are more sensitive to adverse economic conditions, such as recession or increasing interest rates, than are investment-grade issuers. The Company is aware of this risk exposure and monitors its below investment-grade securities closely.

    The creditworthiness of each issuer whose securities are held in the portfolio is evaluated periodically, with special attention to those securities whose market values have declined materially for reasons other than changes in interest rates or other general market conditions. Available evidence is considered to evaluate the realizable value of the investment, including specific conditions of the issuer and its ability to comply with the material terms of the security. Evidence reviewed may include the recent operational results and financial position of the issuer, information about its industry, recent press releases and other information. A staff of experienced securities analysts is employed in a variety of specialty areas. Among other responsibilities, this staff compiles and reviews such evidence. If evidence does not exist to support a realizable value equal to or greater than the carrying value of the investment and such decline in market value is determined to be other than temporary, the carrying amount is reduced to its net realizable value, which becomes the new cost basis. The amount of the reduction is reported as a realized loss. Any recovery of such reductions in the cost basis of an investment will be recognized as a realized gain only upon the sale, repayment or other disposition of the investment. The Company recorded writedowns of investments of $7.9 million as a result of conditions which arose in 1993 which caused the Company to conclude the issuer may be unable to comply with the material terms of the security.

    The carrying value and estimated fair value of fixed maturity investments which were in substantive default (i.e., in default due to nonpayment of interest or principal) as of December 31, 1993, were both $25.3 million, net of recorded writedowns totaling $16.8 million. The Company had no fixed maturity investment in technical (but not substantive) default, (i.e., in default, but not as to the payment of interest or principal). There were no other fixed maturity investments about which management has serious doubts as to the ability of the issuer to comply on a timely basis with the material terms of the instruments.

    All mortgage-backed securities are subject to risks associated with variable prepayments. This may result in these securities having a different actual maturity than planned at the time of purchase. Securities that have a carrying value greater than par which are backed by mortgages that prepay faster than expected will result in an adjustment charged to investment income. Those securities that have a carrying value less than par that prepay faster than expected will result in an adjustment credited to investment income. The degree to which a security is susceptible to either gains or losses is influenced by the difference between its carrying value and par, the relative sensitivity of the underlying mortgages backing the assets to prepayment in a changing interest environment and the repayment priority of the securities in the overall securitization structure.

     The Company limits the extent of these risks by (i) purchasing securities which are backed by collateral with lower prepayment sensitivity (such as mortgages priced at a discount to par value and mortgages that are extremely seasoned), (ii) avoiding securities whose values are heavily influenced by changes in prepayments (such as interest-only and principal-only securities) and (iii) concentrating on securities with prepayment protected structures (such as planned amortization class ("PAC") CMOs. PAC instruments represented approximately 44 percent of the Company's mortgage-backed securities at December 31, 1993. The call-adjusted modified duration of the Company's mortgage-backed securities at December 31, 1993, was 4.7 years.

    If the Company determines that actively managed fixed maturity investments will be disposed of, the security will be either (i) sold and the gain or loss recognized or (ii) transferred to the trading account at its fair value. There were no such transfers in 1993. During 1993, the Company sold actively managed fixed maturity securities with a $6.4 billion book value, resulting in $168.3 million of investment gains (before related expenses, amortization and taxes). The sales of fixed maturity securities that result in investment gains may, absent any other management action, tend to decrease future interest yield on the portfolio. The Company believes that the decreases in future interest yields that may result because of these sales will not have a significant effect on future net income because, as explained in Note 11 to the consolidated financial statements, the Company reduced the balances of the cost of policies purchased and cost of policies produced by a total of $89.2 million and increased insurance liabilities $37.1 million to reflect reduced future yields, and because the Company has reduced interest rates credited to products thereby widening the total spread earned on deposits and reserves.

    During 1993, fixed maturity investments with par values totaling $1.2 billion were redeemed prior to the scheduled maturity date. Such redemptions resulted in the recognition of additional investment income of approximately $22.5 million.

    Other investments

    Credit-tenant loans are commercial loans which require the principal tenant, or any guarantor of such tenant's obligations, to have a credit rating at the time of origination of the loan of at least BBB or its equivalent. The underwriting guidelines consider such factors as the lease term of the property; the mortgagee's management ability, including business experience, property management capabilities and financial soundness; and such economic, demographic or other factors that may affect the income generated by the property or its value. The underwriting guidelines also require a loan to value ratio of 75 percent or less. Credit-tenant loans are carried at amortized cost and were $326.9 million at December 31, 1993, or 2.8 percent of total invested assets. The total estimated fair value of credit-tenant loans was $325 million at December 31, 1993.

    At December 31, 1993, the Company held mortgage loan investments with a carrying value of $158.4 million (or 1.4 percent of total invested assets) and a fair value of $175 million. Approximately 78 percent of the mortgage loan investments were commercial loans.

    Approximately 22 percent of the Company's mortgage loan balance consisted of investments in junior and residual interests of CMOs. Investments in junior and residual interests of CMOs are instruments that entitle the Company to the projected excess cash flows arising from the difference between (i) the cash flows required to make principal and interest payments on the related CMOs and
(ii) the actual cash flows received on the mortgage loan assets included in the CMO portfolios. If prepayments vary from projections on the mortgage loan assets included in such CMO portfolios, the total cash flows to the Company from such residual interests could change from projected cash flows, resulting in a gain or loss.

    Non-current mortgage loans were not significant at December 31, 1993. The Company realized losses of approximately $6.1 million on mortgage loans for the year ended December 31, 1993, including $5.8 million from permanent write-downs of residual interests in collateralized mortgage obligation investments. At December 31, 1993, the Company had a loan loss reserve of $3.9 million. Approximately 22 percent, 15 percent, 10 percent and 8 percent of the mortgage loans were on properties located in Texas, New York, Virginia and Missouri,
respectively.   No other state comprised greater than 7 percent of the mortgage loan balance.

    At December 31, 1993, the Company held trading account securities with a carrying value of $105.8 million. Trading account securities are investments that are purchased with the intent to be traded prior to their maturity or are believed likely to be disposed of in the foreseeable future as a result of market or issuer developments. Effective December 31, 1993, with the Company's adoption of Statement of Financial Accounting Standards No. 115 ("SFAS 115"), trading account securities are carried at estimated fair value, with the changes in fair value reflected in the statement of operations. Prior to the adoption of SFAS 115, unrealized gains or losses on trading account securities were reflected as a component of shareholders' equity and not in the statement of operations. The net unrealized gain on trading account securities at December 31, 1993, recorded in trading income as a result of adopting SFAS 115, was immaterial.

    Short-term investments totaled $666.4 million, or 5.7 percent of invested assets at December 31, 1993, and consisted primarily of commercial paper and repurchase agreements relating to government securities.

    CONSOLIDATED FINANCIAL CONDITION

    Changes in the Consolidated Balance Sheet of 1993 Compared to 1992

    Changes in the Company's consolidated balance sheet of 1993 compared to 1992 reflected the operations of the Company and the capital and financing transactions discussed below.

    The increase in total investments resulted principally from: (i) the net cash flow from operations; (ii) the net proceeds from the public offering of
5.75 million shares of Series D cumulative convertible preferred stock; (iii) the net proceeds received by Bankers from its IPO; (iv) investments received by Bankers related to the recapture of insurance polices ceded in prior years; and (v) an increase in the net unrealized gains on actively managed fixed maturities.

    Additionally, as part of its investment strategy, the Company enters into reverse repurchase agreements and dollar roll transactions to increase its return on investments and improve liquidity. These transactions are accounted for as short-term collateralized borrowings and are collateralized by pledged securities with fair values approximately equal to the loan value.
The average amount of investment borrowings during 1993 was approximately $410 million compared to $215 million during 1992. The increase in investment borrowings at December 31, 1993, contributed to the increase in the Company's investments.

    The investment in CCP increased during 1993 as a result of the Company's equity in CCP's earnings and the purchase of additional shares of common stock of CCP in September 1993, as described in Note 2 to the consolidated financial statements.

    Reinsurance receivables, which primarily represent liabilities ceded under reinsurance agreements, decreased as a result of the recapture of insurance policies that had previously been ceded to nonaffiliated companies as described in Note 6 to the consolidated financial statements.

    During 1993, goodwill increased as a result of: (i) the purchase of additional shares of common stock of Bankers in September 1993; (ii) the initial public offering of BLH and related transactions completed in March 1993; and (iii) the purchase of Bankmark in the first quarter of 1993. These transactions are further described in Note 2 to the consolidated financial statements.

    Insurance liabilities increased primarily as a result of additional annuity deposits and interest credited on annuity deposits, net of withdrawals.

    As described in Note 1 to the consolidated financial statements, Bankers competed an IPO in March 1993. The net proceeds from the offering of $405.3 million were used, in part, to redeem all of the $52.2 million par value Bankers' preferred stock held by minority interests. The change in minority interest during 1993 was attributable to the minority interests' share of: (i) the net increase in Bankers' shareholders' equity attributable to the IPO and related transactions; and (ii) the results of Bankers' operations for the year, offset by Conseco's purchase of additional common stock of Bankers in September 1993 and the redemption of Bankers' preferred stock.

    Preferred stock increased in 1993 due to the public offering of 5.75 million shares of Senior D cumulative convertible preferred stock, net of the retirement of all previously outstanding preferred stock.

    The $12.6 million decline in common stock and additional paid-in-capital was a result of the repurchase of 450,700 shares of common stock for $25.3 million as part of a stock repurchase program, $9.0 million of costs associated with the public offering of preferred stock (as discussed above) and a $3.8 million increase in the nonvested portion of stock under employee stock and deferred compensation plans. Offsetting these declines, 851,110 shares of common stock were issued pursuant to the Company's stock option and deferred compensation programs for net proceeds and tax benefits of $25.5 million and 274 Series D preferred shares were converted to 215 shares of common stock. As a result of changes in common stock accounts, the number of common shares outstanding increased 400,625 shares.

    Financial Ratios

    The following table sets forth selected debt ratios for each of the five years ended December 31, 1993.


                                             Years Ended December 31,
                                       ----------------------------------
                                       1993   1992   1991    1990    1989
                                       ----   ----   ----    ----    ----
Ratio of earnings to fixed
 charges                             1.90X  1.50X   1.32X  1.16X   1.26X

Ratio of earnings to fixed
  charges, excluding interest
  on annuities and financial
  products                           6.96X  5.89X   3.41X  1.95X   2.49X

Ratio of earnings to fixed
  charges on debt for which
  Conseco is directly liable,
  excluding interest on annuities
  and financial products             8.34X  7.21X   3.67X  2.08X   2.49X

Ratio of earnings to fixed
  charges and preferred
  dividends                          1.78X  1.47X   1.29X  1.14X   1.20X

Ratio of earnings to fixed
  charges and preferred dividends,
  excluding interest on
  annuities and financial
  products                           4.72X  4.80X   2.95X  1.72X   1.94X

Ratio of earnings to fixed
  charges and preferred dividends
  for which Conseco is directly
  liable, excluding interest
  on annuities and financial
  products                           4.25X  5.66X   3.04X  1.79X   1.94X

Ratio of total debt (including
  debt of CCP guaranteed by
  Conseco until its retirement
  in 1993) to equity and minority
  interest                            .51X   .94X    .97X  2.67X   1.90X

Ratio of debt for which Conseco
  is directly liable to equity        .36X   .27X    .43X  1.53X   1.90X


    Liquidity for Insurance Operations

    Conseco's insurance operating companies generally provide adequate cash flow from premium collections and investment income to meet their obligations. The liabilities related to insurance policies are primarily long term and generally are paid from future cash flows. Most of the assets, other than policy loans and the investment in CCP, are invested in bonds and other securities, substantially all of which are readily marketable. Although there is no present need or intent to dispose of such investments, the life companies could liquidate portions of the investments if such a need arose. To increase their return on investments and improve liquidity, the life companies from time to time will lend United States Treasury securities in reverse repurchase agreements. The life companies may also lend mortgage-backed securities to increase yield and income through the better financing rate typically found in such dollar roll transactions, which are specialized forms of collateralized lending involving mortgage-backed securities.

    Of the companies' total insurance liabilities at December 31, 1993, approximately 74 percent may be surrendered by the policyholder, of which 71 percent were subject to penalty if surrendered. Payment characteristics of the insurance liabilities at December 31, 1993, were as follows (dollars in millions):

  Payments under contracts containing
    fixed payment dates:
       Due in one year or less                     $   210.1
       Due after one year through five years           784.3
       Due after five years through ten years          874.7
       Due after ten years                           4,363.8
                                                   ---------
          Total gross payments whose payment
            dates are fixed by contract              6,232.9

       Less amounts representing future
           interest on such contracts                4,205.8
                                                   ---------
          Insurance liabilities whose payment
            dates are fixed by contract              2,027.1

  Insurance liabilities whose payment
     dates are not fixed by contract                 8,771.2
                                                   ---------
          Total insurance liabilities              $10,798.3
                                                   =========

    Of the above insurance liabilities under contracts containing fixed payment dates, approximately 35 percent related to payments that will be made on such date only if the contract holder is living. Expected mortality is considered in determining the amount of this liability. The remainder of the insurance liabilities with fixed payment dates were payable regardless of the contract holder's survival.

    Approximately 29 percent of the insurance liabilities were subject to interest rates, ranging from 3 percent to 12 percent, fixed for the life of the contract. The remaining liabilities generally were subject to interest rates that may be reset at least annually.

    The Company believes that it has adequate short-term investments and readily marketable investment grade securities to cover the payments under contracts containing fixed payment dates plus any likely cash needs for all other contracts. The Company's investment portfolio at December 31, 1993, included $.2 billion of short-term investments (net of investment borrowings), $.1 billion of trading account securities, $3.2 billion of U.S. government/agency and mortgage-backed securities and $5.8 billion of publicly-traded investment grade bonds. The Company believes that such investments could be readily sold at or near carrying value or used to facilitate borrowings under reverse repurchase agreements. At December 31, 1993, the Company's portfolio of bonds, notes and redeemable preferred stocks had an aggregate unrealized gain of $295.7 million.

    Liquidity of BLH

    As a holding company whose principal assets are the securities of its insurance subsidiaries, BLH's ability to meet debt service obligations and pay operating expenses and dividends is dependent primarily on the receipt of sufficient funds from its subsidiaries. Bankers Life Insurance Company of Illinois ("BLI", the parent of Bankers Life) provides liquidity to BLH by paying principal and interest on a surplus debenture and by paying dividends.

    In connection with the acquisition of Bankers Life, BLH received a $500 million surplus debenture from BLI in exchange for funds provided to acquire Bankers Life. The surplus debenture was approved by the Illinois Department of Insurance ("DOI"). During 1993, BLI repaid principal of $15 million plus accrued interest on the surplus debenture. Payments by BLI of principal and interest on the surplus debenture may be made only when the DOI is satisfied that the financial condition of BLI warrants that action, but such approval may not be withheld if BLI submits satisfactory evidence of surplus of at least the amount stipulated in the surplus debenture.

    A summary of maturity dates and amounts (dollars in millions) of the surplus debenture is shown below. Interest is payable quarterly generally at prime plus two percent (8.0 percent at December 31, 1993).

        1994                                         $ 25.0
        1995                                           30.0
        1996                                           30.0
        1997                                           30.0
        1998                                           30.0
        Thereafter                                    340.0
                                                     ------
              Total                                  $485.0
                                                     ======

    BLI's ability to service its obligation under the surplus debenture is dependent upon its ability to receive dividends and tax sharing payments from Bankers Life. Bankers Life may pay dividends up to $82.5 million without regulatory approval during 1994.

    Under an inter-company tax sharing agreement, Bankers Life remits tax payments to BLI based upon its tax liabilities calculated on a separate company basis.

    At December 31, 1993, BLH's debt service obligations included a $110 million principal amount senior term loan payable in annual installments and $180 million principal amount of senior subordinated notes due in 2002. Future annual debt service requirements are discussed in Note 8 to the consolidated financial statements.

    At December 31, 1993, BLH had short-term investments of $21.4 million. Conseco believes that BLH could generate additional liquidity, if needed in the future, through equity offerings, debt issuance or by the conversion of existing assets to cash, including the sale or transfer of existing blocks of insurance through reinsurance arrangements.

    BLH contributed $114 million of the proceeds from its IPO to the capital of its subsidiaries. BLH believes its life subsidiaries are adequately capitalized and will not require additional investment to maintain their current operations.

    BLH makes cash distributions for fees for administrative services provided by Conseco's wholly owned subsidiaries and for dividend payments on common stock to all its shareholders.

    Liquidity of the Parent Company

    The parent company (Conseco, Inc.) needs liquidity primarily to service its debt, pay dividends on preferred and common stock and meet administrative expenses. The wholly owned insurance subsidiaries (excluding Western), Bankers, Western and CCP provide liquidity to the parent company by paying dividends and fees for services provided. These operations generate adequate cash flow to meet the needs of the parent company's normal operations.

    The parent company also may issue debt or equity securities periodically to fund internal expansion, acquisitions, investment opportunities and for the retirement of debt and equity. Such transactions during 1993 included the following:

    - In January 1993, the Company completed a public offering of 5.75 million shares of Series D Cumulative Convertible Preferred Stock at $50 per share. Proceeds from the offering of approximately $278.5 million (after underwriting and associated costs) were added to the Company's general funds.

    - In July 1993, the Company redeemed its $50.0 million stated value Series B Preferred Stock.

    - In February 1993, the Company completed a public offering of $200 million of 8.125 percent senior notes due in 2003. Proceeds from the offering of $195.6 million (after original issue discount and underwriting and other associated costs) were used to redeem all of the Company's outstanding 12.75 percent senior subordinated notes and for other general corporate purposes.

    - In connection with Conseco's acquisition of additional shares of Bankers common stock on September 30, 1993, a new $200 million senior term loan was executed, with net proceeds to Conseco of $197.8 million (after fees and other associated costs). This senior term loan was repaid with proceeds from the IPO of WNC on February 15, 1994.

    The following table shows the cash flow activity of the parent company and its non-life subsidiaries from 1991 through 1993.

                                                  Years ended December 31,
                                                  ------------------------
                                                  1993     1992      1991
                                                  ----     ----      ----
                                                  (Dollars in millions)
       Amounts received:
         Interest on surplus debentures         $    -     $ 36.9   $ 38.8
         Dividends from subsidiaries                3.8      72.0     60.0
         Tax sharing payments from
           subsidiaries                           101.9        -        -
         Fees for shared costs from wholly
           owned subsidiaries                      15.4      12.5     10.4
         Principal on surplus debentures             -       41.4     12.4
         Fees from CCP Companies and
           Bankers                                 18.3       8.6      6.0
         Fees from unaffiliated companies          20.4      13.3      9.0
         Proceeds from the sale of stock of
           Life Re                                   -       64.0       -
         Proceeds from the issuance of
           equity securities                      281.7       6.3    133.1
         Proceeds from the issuance of
           debt                                   393.4        -        -
         Repayment of debt and redemption
           of preferred stock
           by BLH and CCP                         118.3      12.1      -
       Amounts paid:
         Parent company costs                     (62.9)    (27.7)   (23.7)
         Interest on debt of Conseco              (23.7)    (21.5)   (35.4)
         Interest on amounts due from
          Conseco to life subsidiaries             (8.6)    (10.3)   (11.1)
         Common and preferred dividends           (23.0)     (7.6)    (8.3)
         Investments in equity investments        (59.5)      -        -
         Investment in consolidated
           subsidiaries                          (391.4)   (129.7)   (69.5)
         Payments on debt, including
           prepayments                           (180.0)    (24.8)  (101.2)
         Repurchases of common stock              (25.3)    (49.4)    (9.5)
         Payments to retire preferred
           stock                                  (50.0)      -      (10.0)
         Income taxes                             (91.1)      -        -
         Other                                    (12.8)     (4.0)    (3.6)
                                                -------   -------   ------
          Change in short-term investments
            of parent and its
            non-life subsidiaries                  24.9      (7.9)    (2.6)

          Short-term investments,
            beginning of year               17.4      25.3     27.9
                                         -------   -------   ------


          Short-term investments,
            end of year                   $ 42.3    $ 17.4   $ 25.3
                                          ======    ======   ======


    At December 31, 1993, the parent company and its non-life subsidiaries had short-term investments of $42.3 million, of which $8.7 million was expended in January 1994 for accrued interest and dividends. In addition, the life subsidiaries are permitted to distribute $18.7 million to the parent company in 1994. The parent company and its non-life subsidiaries had additional investments in nonaffiliates of $52.2 million at December 31, 1993, which, if needed, could be liquidated or contributed to the insurance subsidiaries. Conseco believes that it could generate additional liquidity, if needed in the future, through equity offerings, debt issuance or by the conversion of existing assets to cash, including the sale of a partial interest in its minority owned affiliates. As described in the notes to the consolidated financial statements, on February 15, 1994, Conseco sold a 60 percent interest in WNC. Net pretax proceeds from the sale and related transactions totaling $537.9 million were used to repay a $200 million senior unsecured loan and for other general corporate purposes.

   Statutory Limitations on Payments by Life Insurance Subsidiaries to their Parent

   As described in the preceding section, Conseco receives funds from its wholly owned insurance subsidiaries from dividends and fees for shared expenses. In connection with its acquisition of certain life insurance subsidiaries, Conseco received surplus debentures from the subsidiaries and the repayment terms were established and approved by the applicable regulatory authorities at the time of each acquisition. All such surplus debentures with Conseco's wholly owned insurance subsidiaries were eliminated by a contribution to the statutory capital of such subsidiaries at December 31, 1992. Annual dividends in excess of maximum amounts prescribed by state statutes (so-called "extraordinary dividends") may not be paid without the approval of the insurance commissioner of each state in which a life subsidiary is domiciled.

   Statutory operating results and statutory surplus are governed by statutes adopted by each state in which the subsidiaries do business; therefore, statutory surplus bears no direct relationship to equity as determined under generally accepted accounting principles ("GAAP"). With respect to new business, statutory accounting practices require that (i) acquisition costs and (ii) reserves for future guaranteed principal payments and interest in excess of statutory rates be expensed in the year the new business is written. These items cause a statutory loss ("surplus strain") on many insurance products in the year they are issued. The Company designs its products to minimize such first-year losses but certain products continue to cause a statutory loss in the year written. The Company controls the amount of new premiums written in order to manage the effect of such statutory surplus strain.

   Note 13 to the consolidated financial statements shows the difference between pretax income reported using statutory accounting practices (before deduction of expenses paid to affiliates and transfers to and from IMR and the amortization of IMR) and GAAP as follows:

                                              Statutory Income
                                                Greater Than
                         Year                    GAAP Income
                         ----                    -----------
                                            (Dollars in millions)
                         1993                       $48.1
                         1992                        72.0
                         1991                        76.1



    Insurance departments in the states where the Company's life insurance subsidiaries are domiciled or do business require insurance companies to make annual and quarterly filings. Prior to the 1992 annual statements, these statutory filings required the establishment of the mandatory securities valuation reserve ("MSVR"), an account designed to stabilize a company's statutory surplus against fluctuations in the market value of stocks and bonds, according to regulations prescribed by the NAIC. Effective for the 1992 annual statements, the NAIC replaced MSVR with two reserves, the interest maintenance reserve ("IMR") and the asset valuation reserve ("AVR"). The new regulations expanded reserve requirements to include all invested assets and to distinguish between investment gains and losses resulting from changes in interest rates and gains and losses resulting from changes in creditworthiness. The IMR captures all investment gains and losses resulting from changes in interest rates and provides for subsequent amortization of such amounts into statutory net income on a basis reflecting the remaining lives of the assets sold. The AVR captures investment gains and losses related to changes in creditworthiness and is also adjusted each year based on a formula related to the quality and loss experience of the Company's investment portfolio. Because the AVR requires expanded reserves for mortgage loans, other invested assets and short-term investments that were not previously considered in the MSVR, the reserve amount required under these regulations increased. Such changes affect the ability of the Company's insurance subsidiaries to reflect future investment gains and losses in statutory earnings and surplus.

    INFLATION

    Inflation does not have a significant effect on Conseco's balance sheet due to the minimal dollars invested in property and equipment and the absence of inventories.

    Medical cost inflation has had a significant impact on Bankers' operations. These costs have continued to increase in recent years in excess of the Consumer Price Index and similar increases will likely continue although recently the rate of increase has declined. The impact on Bankers' operations is dependent upon its ability to charge higher premium rates, which are subject to approval by the insurance departments of each state in which Bankers sells its products. Prior to the standardization of Medicare supplement plans, approximately two-thirds of the states permitted rate plans with automatic escalation clauses. This permitted Bankers, in periods following initial approval, to adjust premium rates for changes in Medicare deductibles and increases in medical cost inflation without refiling with the regulators. Currently, all rate changes for the standardized plans must now be individually approved by each state. Bankers' pricing of its new standardized supplement plans reflects the impact of these filings and the lengthening of time required to implement rate increases.

    CHANGES IN ACCOUNTING PRINCIPLES

    The Company adopted several new accounting standards during 1993. Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan" ("SFAS 114"), requires that an impaired loan be revalued at the present value of expected future cash flows discounted at the loan's effective interest rate when it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. The adoption of SFAS 114 had an immaterial impact on the Company's financial position and results of operations.

    Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115"), requires the Company to carry certain investments at current estimated fair value when there is not a positive intent to hold such investments to maturity. The Company's former policy was similar to that mandated by SFAS 115, with the most significant exception being that unrealized gains and losses on trading account securities, which had been included as an adjustment to shareholders' equity, are recognized in income under the provisions of SFAS 115. The early adoption of SFAS 115 as of December 31, 1993, resulted in an immaterial increase in income from the unrealized gain on trading account securities.

    In November 1992, the Financial Accounting Standards Board's Emerging Issues Task Force concluded that for acquisitions after November 19, 1992, the amortization method for cost of policies purchased should use an interest rate comparable to the rates credited to the underlying products. Such method was employed by the Company for the acquisition of 13.3 million common shares of Bankers (as described in Note 2 to the consolidated financial statements) and will be employed by the Company in future acquisitions.

    OUTLOOK

    As indicated throughout this report, Conseco intends to continue its strategy of growth through its three principal sources of earnings: operations of life insurance companies, provision of services for fees to the affiliated companies and others, and acquisition and restructuring of life insurance companies.

    Growth Through Operations of Life Insurance Companies

    Conseco's life insurance operations include: (i) Bankers, in which Conseco has a 56 percent ownership interest; (ii) Western, in which Conseco has a 40 percent interest (wholly owned by Conseco until Western's IPO was completed on February 15, 1994); (iii) CCP, in which Conseco has a 40 percent ownership interest; and (iv) the wholly owned life insurance subsidiaries (excluding Western), principally Bankers National and National Fidelity.

    Conseco owns 30.4 million common shares of Bankers, or 56 percent of Bankers' outstanding common shares. At December 31, 1993, the Bankers shares owned by Conseco had a net carrying value of approximately $518.8 million, a fair value of approximately $652.8 million (based on the closing price of $21.50 per share) and a cost of $313.1 million. On March 8, 1994, Bankers announced an increase in its quarterly cash dividend to 15 cents per share from 2 cents. During 1993, Bankers implemented several measures to enhance efficiency and reduce operating costs, including the relocation of its office space, which was previously scattered in 27 separate buildings.
Also during 1993, Bankers' agent force grew 7 percent and Bankers sold 3 percent more Medicare supplement policies than the prior year. The increased sales of Medicare supplement policies provide Bankers with opportunities for cross-selling in its niche market, senior citizens. As a result of cross-selling, 1993 annualized new business premiums increased 19 percent for long-term products and 27 percent for annuities. It is too early to analyze what changes, if any, will occur in the business activity of Bankers as a result of the current legislative debate on health care.

    At December 31, 1993, Conseco owned 100 percent of Western. On February 15, 1994, Conseco sold a majority interest in Western through an IPO of 60 percent of the common stock of WNC. The offering of WNC generated net pretax proceeds to Conseco of $537.9 million, which were used to repay a $200 million senior unsecured loan and for other general corporate purposes. Conseco will record, in the first quarter of 1994, a one-time, after-tax gain of approximately $43 million as a result of the IPO. At February 15, 1994, the WNC shares owned by Conseco had a fair value of approximately $330.6 million (based on the closing price of $13.25 per share) and a net carrying value of approximately $270.0 million.

    Premiums on SPDAs collected by Western decreased $262.8 million in 1993, or 39 percent. The decline in premiums collected reflected primarily: (i) increased competition from other carriers (including those with higher ratings); (ii) increased competition from other investments and retirement funding alternatives, such as variable annuities and mutual funds, during these periods of low interest rates; and (iii) Western's focus on maintaining profitability levels on SPDAs. Management believes that with the recent marketing initiatives intended to address the decrease in SPDA premiums collected, the trend of decreasing premiums will be reversed in 1994. In late 1993, Western entered into a significant sales agreement with Oregon-based U.S. Bancorp to market Western's products through the bank's 400 branches in Northern California and the Pacific Northwest.

    Conseco also owns 11.6 million shares, or 40 percent, of CCP's common shares outstanding. At December 31, 1993, the CCP shares owned by Conseco had a net carrying value of approximately $244.3 million, a fair value of approximately $322.1 million (based on the closing price of $27.875 per share) and a cost of $102.8 million. CCP has (i) a sizable and profitable block of in-force business and (ii) a distribution system that has the potential to generate growth in the 403(b) tax sheltered annuity market. Further, CCP believes it has the financial strength to pursue an acquisition to complement its internal growth.

    Statutory surplus of the Company's insurance subsidiaries and investees is believed to be adequate. Conseco expects that statutory earnings in 1994 will exceed amounts needed by the holding companies for debt service and other requirements. Such excesses will be available to increase statutory capital of the life insurance subsidiaries and investees in order that their internal growth can continue.

    Services Provided for Fees

    Conseco continues to provide various combinations of services to Bankers, Western, CCP and the wholly owned subsidiaries (excluding Western) including investment management, mortgage origination and servicing, policy administration, data processing, product marketing and executive management services. Additionally, Conseco provides such services to unaffiliated insurance companies. It is the Company's intent to provide investment management services to all companies acquired by CCP II, and to provide administrative, data processing and other services to such companies when appropriate. It is also the Company's intent to expand its service fee revenue by seeking similar arrangements with other unaffiliated insurers in order to profit from the Company's ability to administer products and investments without the need to provide additional capital needed to support those products. In March 1993, Conseco acquired Bankmark, an insurance marketing company which develops relationships with financial institutions to provide insurance and investment products to their customers. After its acquisition by Conseco, Bankmark began a formal program to actively expand its business by developing relationships with a few large money-center banks.

    Acquisitions and Restructuring of Life Insurance Companies

    On February 2, 1994, Conseco announced the closing of CCP II, a partnership which will invest in acquisitions of specialized annuity, life and accident and health insurance companies and related businesses, in which 36 investors committed a total of $624 million of capital to the new partnership. Commitments to the new partnership include $100 million from Conseco, $25 million from Bankers, $25 million from CCP, $50 million from Western and $36 million from executive officers and directors of Conseco and its affiliates.
A subsidiary of Conseco is the sole general partner.

    The Company believes that a number of life insurance companies will be available to be acquired in the next 10 years as a result of strategic posturing and consolidation within the life industry. The Company expects to participate in such acquisitions through CCP II using the capital provided by the partnership, mezzanine capital that may be provided by the individual partners of CCP II and others, and debt capital from various sources.

    The Company believes there will be a period in the future when it will be more difficult to obtain financing for acquisitions because of conditions in the capital markets, causing a greater dependence on equity capital financing, such as that obtained through CCP II. Conseco will actively seek alternative capital sources, if needed, to finance acquisitions. Continuation of those conditions in the capital markets may also affect the availability of appropriate acquisition targets if sellers of insurance companies decide to wait for more favorable conditions. In addition, Conseco's increased size and evolving strategies will eliminate a number of potential acquisition candidates who are either too small or inappropriate strategic targets. However, Conseco believes it has the resources and capabilities to continue its strategy of acquiring and restructuring life insurance companies. It also believes that its past record of successfully acquiring, financing and operating life insurance companies will be an advantage compared to others who may attempt to acquire available candidates.

    As part of its program of exploring opportunities to improve its capital structure, Conseco continually reviews the need and desirability of restructuring the existing debt and equity of the Company and its affiliates.

                    ______________________________

    ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA.


              Index to Consolidated Financial Statements




                                                                 PAGE


Report of Management. . . . . . . . . . . . . . . . . . . . . . . . 46

Report of Independent Accountants . . . . . . . . . . . . . . . . . 47

Consolidated Balance Sheet at December 31, 1993 and 1992. . . . . . 48

Consolidated Statement of Operations for the years ended
  December 31, 1993, 1992 and 1991. . . . . . . . . . . . . . . . . 50

Consolidated Statement of Shareholders' Equity
  for the years ended December 31, 1993, 1992 and 1991. . . . . . . 52

Consolidated Statement of Cash Flows for the years ended
  December 31, 1993, 1992 and 1991. . . . . . . . . . . . . . . . . 53

Notes to Consolidated Financial Statements. . . . . . . . . . . . . 55

                         REPORT OF MANAGEMENT




To Our Shareholders


    Management of Conseco, Inc. is responsible for the reliability of the financial information in this annual report. The financial statements are prepared in accordance with generally accepted accounting principles and the other financial information in this annual report is consistent with that of the financial statements.

    The integrity of the financial information relies in large part on maintaining a system of internal control that is established by management to provide reasonable assurance that assets are safeguarded and transactions are properly authorized, recorded and reported. Reasonable assurance is based upon the premise that the cost of controls should not exceed the benefits derived from them.

    Certain financial information presented depends upon management's estimates and judgments regarding the ultimate outcome of transactions which are not yet complete. Management believes these estimates and judgments are fair and reasonable in view of present conditions and available information.

    The Company engages independent accountants to audit its financial statements and express their opinion thereon. They have full access to each member of management in conducting their audits. Such audits are conducted in accordance with generally accepted auditing standards and include a review of internal controls, tests of the accounting records, and such other auditing procedures as they consider necessary to express an opinion on the Company's financial statements.

    The Audit Committee of the Board of Directors, composed solely of nonmanagement directors, meets periodically with management, internal auditors and the independent accountants to review internal accounting control, audit activities and financial reporting matters. The internal auditors and the independent accountants have full and free access to the Audit
Committee.




         /s/ STEPHEN C. HILBERT        /s/ ROLLIN M. DICK
          Stephen C. Hilbert             Rollin M. Dick
         Chairman of the Board,     Executive Vice President and
              President and            Chief Financial Officer
         Chief Executive Officer

                   REPORT OF INDEPENDENT ACCOUNTANTS





To the Board of Directors
  and Shareholders
Conseco, Inc.


    We have audited the accompanying consolidated balance sheet of Conseco, Inc. and Subsidiaries as of December 31, 1993 and 1992, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1993. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Conseco, Inc. and Subsidiaries as of December 31, 1993 and 1992, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1993, in conformity with generally accepted accounting principles.



                                                         /s/COOPERS & LYBRAND

Indianapolis, Indiana
March 24, 1994

                              CONSECO, INC. AND SUBSIDIARIES

                                CONSOLIDATED BALANCE SHEET
                                December 31, 1993 and 1992
                                   (Dollars in millions)

                                          ASSETS
                                                                                               1993               1992
                                                                                               ----               ----
Investments:
   Fixed maturities:
       Actively managed at fair value (amortized
           cost: 1993 - $9,525.4; 1992 - $7,348.8)                                           $ 9,820.6         $ 7,495.2
       Held to maturity at amortized cost (fair
          value:  1993 - $1.6; 1992 - $19.4)                                                       1.1              18.6
   Equity securities at fair value
       (cost: 1993 - $30.2; 1992 - $65.0)                                                         30.3              71.6
   Mortgage loans                                                                                158.4             178.0

   Credit-tenant loans                                                                           326.9             150.6
   Policy loans                                                                                  190.0             184.3
   Investment in CCP Insurance, Inc.                                                             244.3             130.5
   Other invested assets                                                                          64.2              53.0

   Trading account securities                                                                    105.8             468.6
   Short-term investments                                                                        666.4             666.6
   Assets held in separate accounts                                                               81.1              33.0
                                                                                             ---------         ---------
           Total investments                                                                  11,689.1           9,450.0


Accrued investment income                                                                        168.3             156.9
Reinsurance receivables                                                                          511.1             891.5
Cost of policies purchased                                                                       603.7             623.5
Cost of policies produced                                                                        258.6             310.8
Goodwill (net of accumulated amortization:
   1993 - $14.3; 1992 - $8.8)                                                                    320.6             149.8
Property and equipment at cost
   (net of accumulated depreciation: 1993 - $21.1
   1992 - $15.4)                                                                                  71.7              62.5
Other assets                                                                                     126.2             127.7
                                                                                             ---------         ---------
           Total assets                                                                      $13,749.3         $11,772.7
                                                                                             ---------         ---------
                                                                                             ---------         ---------


                                                    (continued on next page)

                                        The accompanying notes are an integral part
                                         of the consolidated financial statements.

                                       CONSECO, INC. AND SUBSIDIARIES

                                           December 31, 1993 and 1992
                                             (Dollars in millions)


                                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                                               1993               1992
                                                                                               ----               ----
Liabilities:
   Insurance liabilities                                                                     $10,798.3         $10,039.0
   Income tax liabilities                                                                        118.2              81.4
   Investment borrowings                                                                         427.7             207.3
   Other liabilities                                                                             256.4             240.5
   Liabilities related to separate accounts                                                       79.0              31.0
   Notes payable of Conseco                                                                      413.0             163.2
   Notes payable of Bankers Life Holding Corporation,
       not direct obligations of Conseco                                                         290.3             392.0
                                                                                             ---------         ---------
            Total liabilities                                                                 12,382.9          11,154.4
                                                                                             ---------         ---------
Minority interest                                                                                223.8              24.0
                                                                                             ---------         ---------
Shareholders' equity:
   Preferred stock                                                                               287.5              50.0
   Common stock and additional paid-in capital
       (no par value, 500,000,000 shares authorized,
       shares issued and outstanding: 1993 - 25,311,773;
       1992 - 24,911,148)                                                                        102.8             115.4
   Unrealized appreciation of securities
       (net of applicable deferred income taxes:
       1993 - $41.8; 1992 - $17.3)                                                                97.5              42.9
   Retained earnings                                                                             654.8             386.0
                                                                                             ---------         ---------
            Total shareholders' equity                                                         1,142.6             594.3
                                                                                             ---------         ---------
            Total liabilities and shareholders' equity                                       $13,749.3         $11,772.7
                                                                                             ---------         ---------
                                                                                             ---------         ---------




                                           The accompanying notes are an integral part
                                            of the consolidated financial statements.

                                      CONSECO, INC. AND SUBSIDIARIES

                                   CONSOLIDATED STATEMENT OF OPERATIONS
                          for the years ended December 31, 1993, 1992 and 1991
                              (Dollars in millions, except per share data)

                                                                              1993              1992              1991
                                                                              ----              ----              ----
Revenues:
   Insurance policy income                                                  $1,293.8          $  378.7          $  280.8
   Investment activity:
       Net investment income                                                   896.2             888.6             921.4
       Net trading income                                                       93.1              35.9              50.7
       Net realized gains                                                      149.5             124.3             123.3
   Fee revenue                                                                  26.5              12.9               5.4
   Other income                                                                  1.4               1.5                .9
   Equity in earnings of Life Re                                                 -                11.3               9.3
   Equity in earnings of CCP Insurance, Inc.                                    37.4              15.8               -
   Incentive earnings allocation from the Partnership                           36.6               9.3               -
   Gain on sale of stock by subsidiaries                                       101.5               9.2               -
   Gain on sale of stock of Life Re                                            -                  36.4               -
                                                                             -------           -------           -------
          Total revenues                                                     2,636.0           1,523.9           1,391.8
                                                                             -------           -------           -------
Benefits and expenses:
   Insurance policy benefits                                                 1,007.8             334.7             276.2
   Change in future policy benefits                                             60.0              40.2              37.2
   Interest expense on annuities and
       financial products                                                      408.5             506.8             576.7
   Interest expense on long-term debt                                           58.0              46.2              69.9
   Interest expense on short-term
       investment borrowings                                                    10.6               8.8              17.1
   Amortization related to operations                                          140.2              62.2              46.8
   Amortization and change in future policy
       benefits related to realized gains                                      126.3              93.4              50.4
   Other operating costs and expenses                                          214.4             101.6              94.3
                                                                             -------           -------           -------
          Total benefits and expenses                                        2,025.8           1,193.9           1,168.6
                                                                             -------           -------           -------
          Income before income taxes, minority interest
              and extraordinary charge                                         610.2             330.0             223.2

Income tax expense                                                             223.1             124.6              78.2
                                                                             -------           -------           -------
          Income before minority interest and
             extraordinary charge                                              387.1             205.4             145.0

Less minority interest                                                          78.2              30.6              24.0
                                                                             -------           -------           -------



                                                    (Continued on next page)


                                           The accompanying notes are an integral part
                                            of the consolidated financial statements.

                                     CONSECO, INC. AND SUBSIDIARIES

                             CONSOLIDATED STATEMENT OF OPERATIONS (Continued)
                           for the years ended December 31, 1993, 1992 and 1991
                               (Dollars in millions, except per share data)

                                                                               1993              1992              1991
                                                                               ----              ----              ----

          Income before extraordinary charge                                   308.9             174.8             121.0

Extraordinary charge on extinguishment of
   debt, net of taxes and minority interest                                     11.9               5.3               5.0
                                                                              -------           ------            ------

          Net income                                                           297.0             169.5             116.0

Less preferred stock dividends                                                  20.6               5.5               6.8
                                                                              -------           ------            ------
          Earnings applicable to common stock                                 $276.4            $164.0            $109.2
                                                                              -------           ------            ------
                                                                              -------           ------            ------
Earnings per common share and common equivalent share:
   Primary:
       Weighted average shares                                             29,245,000      29,479,000         24,918,000
       Earnings before extraordinary charge                                     $9.86           $5.59              $4.30
       Extraordinary charge                                                       .41             .16                .20
                                                                                -----           -----              -----
            Net income                                                          $9.45           $5.43              $4.10
                                                                                -----           -----              -----
                                                                                -----           -----              -----

   Fully diluted:
       Weighted average shares                                             33,495,000      29,603,000         25,416,000
       Earnings before extraordinary charge                                     $9.12           $5.56              $4.22
       Extraordinary charge                                                       .35             .16                .20
                                                                                -----           -----              -----
            Net income                                                          $8.77           $5.40              $4.02
                                                                                -----           -----              -----
                                                                                -----           -----              -----
















                                           The accompanying notes are an integral part
                                            of the consolidated financial statements.

                              CONSECO, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                    for the years ended December 31, 1993, 1992 and 1991
                                   (Dollars in millions)

                                                                               1993              1992               1991
                                                                               ----              ----               ----
Preferred stock:
   Balance, beginning of year                                               $    50.0            $ 50.0           $  60.0
       Series D preferred shares issued                                         287.5              -                  -
       Preferred shares redeemed                                                (50.0)             -                (10.0)
                                                                             --------            ------            ------
   Balance, end of year                                                      $  287.5            $ 50.0            $ 50.0
                                                                             --------            ------            ------
                                                                             --------            ------            ------
Common stock and additional paid-in capital:
   Balance, beginning of year                                                $  115.4            $139.5            $ 14.5
       Issuance of common stock, net                                              -                 -               132.2
       Amounts related to stock options and
          employee benefit plans                                                  6.4               7.4               2.3
       Tax benefit related to issuance of shares
          under employee benefit plans                                           15.3              17.9               -
       Cost of shares acquired                                                  (25.3)           (49.4)              (9.5)
       Cost of issuance of Series D preferred shares                             (9.0)              -                 -
                                                                             --------            ------            ------
   Balance, end of year                                                      $  102.8            $115.4            $139.5
                                                                             --------            ------            ------
                                                                             --------            ------            ------

Unrealized appreciation (depreciation) of securities:
   Balance, beginning of year                                               $    42.9           $  18.0            $(10.7)
       Change in unrealized appreciation                                         54.6              24.9              28.7
                                                                             --------            ------            ------
   Balance, end of year                                                     $    97.5           $  42.9            $ 18.0
                                                                             --------            ------            ------
                                                                             --------            ------            ------

Retained earnings:
   Balance, beginning of year                                                $  386.0            $224.1            $116.4
       Net income                                                               297.0             169.5             116.0
       Dividends on common stock                                                 (7.6)             (2.1)             (1.5)
       Dividends on preferred stock                                             (20.6)             (5.5)             (6.8)
                                                                             --------            ------            ------
   Balance, end of year                                                      $  654.8            $386.0            $224.1
                                                                             --------            ------            ------
                                                                             --------            ------            ------
          Total shareholders' equity                                         $1,142.6            $594.3            $431.6
                                                                             --------            ------            ------
                                                                             --------            ------            ------





                                           The accompanying notes are an integral part
                                            of the consolidated financial statements.

                                   CONSECO, INC. AND SUBSIDIARIES

                                CONSOLIDATED STATEMENT OF CASH FLOWS
                        for the years ended December 31, 1993, 1992 and 1991
                                        (Dollars in millions)


                                                                              1993              1992               1991
                                                                              ----              ----               ----
Cash flows from operating activities:
   Net income                                                              $   297.0          $  169.5          $  116.0
   Adjustments to reconcile net income to net
       cash provided by operating activities:
       Amortization and depreciation                                           235.4             161.5             107.2
       Income taxes                                                              5.6               1.2              19.6
       Insurance liabilities                                                    89.5             128.4              14.9
       Interest credited to insurance liabilities                              408.5             506.8             576.7
       Fees charged to insurance liabilities                                   (38.8)            (55.3)            (82.6)
       Accrual and amortization of investment income                           (34.0)            (56.8)            (28.2)
       Deferral of cost of policies produced                                  (159.7)            (83.2)            (80.6)
       Gain on sale of stock by subsidiaries                                  (101.5)             (9.2)              -
       Incentive earnings allocation from the Partnership                      (36.6)             (9.3)              -
       Equity in earnings of Life Re                                             -               (11.3)             (9.3)
       Equity in earnings of CCP Insurance, Inc.                               (36.6)            (15.6)              -
       Trading account securities                                              287.0             750.1            (375.5)
       Minority interest                                                        77.2              28.9              23.1
       Extraordinary charge on extinguishment of debt                           11.9               5.3               5.0
       Other                                                                    21.7              (8.6)            (18.4)
                                                                            --------          --------            ------
             Net cash provided by operating activities                       1,026.6           1,502.4             267.9
                                                                            --------          --------            ------
Cash flows from investing activities:
   Sales of investments                                                      6,386.2           4,155.3           4,648.0
   Maturities and redemptions                                                1,428.9           1,044.8             619.4
   Purchases of investments                                                 (9,703.4)         (6,925.6)         (6,173.6)
   Purchase of additional shares of Bankers Life Holding Corporation          (237.6)              -                 -
   Purchase of additional shares of CCP Insurance, Inc.                        (59.5)              -                 -
   Purchase of Bankmark                                                         (3.8)              -                 -
   Acquisition of Partnership companies                                          -              (203.0)            (71.7)
   Cash held by CCP Subsidiaries before public offering                          -              (350.6)              -
   Other                                                                       (25.7)            (16.0)              3.8
                                                                            --------          --------            ------
             Net cash used by investing activities                          (2,214.9)         (2,295.1)           (974.1)
                                                                            --------          --------            ------






                                                    (continued on next page)


                                           The accompanying notes are an integral part
                                            of the consolidated financial statements.

                                    CONSECO, INC. AND SUBSIDIARIES

                            CONSOLIDATED STATEMENT OF CASH FLOWS (Continued)
                         for the years ended December 31, 1993, 1992 and 1991
                                         (Dollars in millions)

                                                                              1993              1992               1991
                                                                              ----              ----               ----
Cash flows from financing activities:
   Issuance of capital stock, net                                           $  281.7         $     6.3          $  133.1
   Issuance of capital stock by subsidiaries, net                              405.3              96.4              35.4
   Issuance of debt of Conseco, net                                            393.4               -                 -
   Issuance of debt of subsidiaries - not direct
       obligations of Conseco, net                                               -               584.4              76.5
   Payments to retire equity securities                                        (75.3)            (49.4)            (19.5)
   Payments to retire equity securities of subsidiaries                        (52.2)            (21.7)              -
   Payments on debt of Conseco                                                (157.2)            (23.8)           (100.2)
   Payments on debt of subsidiaries - not direct
       obligations of Conseco                                                 (127.3)           (291.2)             (9.0)
   Deposits to insurance liabilities                                           886.2           1,141.0           1,449.1
   Investment borrowings                                                       220.4             280.8               -
   Withdrawals from insurance liabilities                                     (563.9)           (716.0)           (830.2)
   Dividends paid                                                              (23.0)             (7.6)             (8.3)
                                                                            --------          --------          --------
             Net cash provided by financing activities                       1,188.1             999.2             726.9
                                                                            --------          --------          --------
             Net increase (decrease) in short-term investments                   (.2)            206.5              20.7

Short-term investments, beginning of year                                      666.6             460.1             439.4
                                                                            --------          --------          --------
Short-term investments, end of year                                         $  666.4          $  666.6          $  460.1
                                                                            --------          --------          --------
                                                                            --------          --------          --------


























                                           The accompanying notes are an integral part
                                            of the consolidated financial statements.

               CONSECO, INC. AND SUBSIDIARIES
         Notes to Consolidated Financial Statements

       1.  SIGNIFICANT ACCOUNTING POLICIES:

       Basis of Presentation

       Conseco, Inc. ("Conseco" or the "Company") is a specialized financial services holding company which primarily makes controlling strategic investments in insurance companies and related businesses, manages the operations of those businesses to increase their value, provides services to acquired companies and other businesses, and seeks to realize the increase in value that its management brings to such companies through sale or restructuring. The insurance companies in which Conseco has made investments develop, market, issue and administer primarily annuity, individual health insurance and life insurance products. Conseco provides administrative, data processing and investment management services to affiliated and nonaffiliated
companies.   The Company's principal wholly owned life insurance subsidiaries are Western National Life Insurance Company ("Western National"), Bankers National Life Insurance Company ("Bankers National") and National Fidelity Life Insurance Company ("National Fidelity"). A majority interest of Western National was sold on February 15, 1994 (see Note 16).

       During 1990, Conseco formed the Partnership, which raised and invested $99.5 million of capital, of which approximately half was provided by the Company and the balance by other investors. A wholly owned subsidiary of Conseco was the sole general partner of the Partnership. The Partnership was the Company's vehicle for effecting the following acquisitions of insurance companies: Great American Reserve Insurance Company ("Great American Reserve") in June 1990, Jefferson National Life Insurance Company ("Jefferson National") in November 1990, Beneficial Standard Life Insurance Company ("Beneficial Standard") in March 1991 and Bankers Life and Casualty Company and its subsidiary, Certified Life Insurance Company (collectively, "Bankers Life") in November 1992. All acquisitions were accounted for as purchases and were reflected in operations as of their effective dates. As sole general partner, Conseco exercised unilateral control over the Partnership; therefore, the accounts of the Partnership and its majority-owned subsidiaries were included in the consolidated financial statements of Conseco and its wholly owned subsidiaries in the periods prior to the Partnership's liquidation as of March 31, 1993. Intercompany accounts and transactions were eliminated.

       See Note 2 for a description of the activities of the Partnership and its acquired companies. As a result of the public offering in July 1992 by CCP Insurance, Inc. ("CCP"), a newly organized holding company for the Partnership's first three acquisitions, Conseco no longer had unilateral control over those entities and ceased including the accounts of those companies in its consolidated financial statements. CCP and its subsidiaries are included in Conseco's financial statements on the equity basis since July 1, 1992.

       As a result of the public offering in March 1993 by Bankers Life Holding Corporation ("BLH"), a company formed by the Partnership to acquire Bankers Life (collectively referred to herein as "Bankers"), Conseco no longer had unilateral control of Bankers. However, after the acquisition by Conseco of additional shares of BLH in September 1993, Conseco's ownership position in Bankers increased to 56 percent. Accordingly, the accounts of Bankers have been consolidated with Conseco's accounts in the accompanying consolidated financial statements throughout 1993.

       Because its former owner continued to own 40 percent of BLH following the Partnership's acquisition of Bankers Life in 1992, it was necessary for the Partnership and Conseco to account for that acquisition as a "step acquisition transaction" in accordance with the guidance provided in Issue Number 88-16 of the Emerging Issues Task Force of the Financial Accounting Standards Board entitled "Basis in Leveraged Buyout Transactions." The step acquisition accounting was also used by Conseco to account for its increased ownership in Bankers acquired in September 1993. As a result, the assets and liabilities of Bankers included in Conseco's 1993 consolidated balance sheet represent the following combination of values: (i) the portion of Bankers' net assets acquired by Conseco in the November 1992 acquisition made by the Partnership is valued as of that acquisition date, (ii) the portion of Bankers' net assets acquired in September 1993 is valued as of that date, and (iii) the portion of Bankers' net assets owned by minority interests is valued based on Bankers' consolidated financial statements.

       The cost of Conseco's September 1993 purchase of BLH shares was allocated to the assets and liabilities acquired based on a preliminary determination of their fair values; accordingly, this allocation may be adjusted upon final determination of such values. In management's opinion, however, any adjustments to fair values are not expected to be material.

       Certain amounts from prior periods were reclassified to conform to the 1993 presentation.

       Investments

       Fixed maturity investments are securities that mature more than one year after they are issued and include bonds, notes receivable and preferred stocks with mandatory redemption features. Equity securities include investments in common stocks and non-redeemable preferred stock. Effective December 31, 1993, the Company adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115"), and, accordingly, classifies its fixed maturity and equity securities into the following three categories:

       - Actively managed fixed maturity and equity securities are securities that may be sold prior to maturity due to changes that might occur in market interest rate risks, changes in the security's prepayment risk, the management of income tax position, general liquidity needs, and increase in loan demand, the need to increase regulatory capital, changes in foreign currency risk or similar factors. Actively managed securities are carried at fair value and the unrealized gain or loss is recorded to shareholders' equity, net of tax and the related adjustments described in the second following paragraph.

       - Trading account securities are fixed maturity and equity securities that are bought and held principally for the purpose of selling them in the near term. Trading account securities are carried at estimated fair value and the unrealized gain or loss is included as a component of net trading income.

       - All other fixed maturity securities are those securities which the Company has the ability and positive intent to hold to maturity, and are carried at amortized cost. The Company may dispose of such securities under certain unforeseen circumstances, such as issuer credit deterioration or regulatory requirements.

       The above categories for classifying fixed maturity and equity securities are consistent with the Company's policy prior to the adoption of SFAS 115, with one exception that net unrealized gains and losses on trading account securities, which had previously been recorded as an adjustment to shareholders' equity, are now recognized as trading income under the provisions of SFAS 115. The net unrealized gain on trading account securities at December 31, 1993, recorded in trading income as a result of adopting SFAS 115 was immaterial.

       Anticipated returns, including realized gains and losses, from the investment of policyholder balances are considered in determining the amortization of the cost of policies purchased and the cost of policies produced. When actively managed fixed maturity and equity securities are stated at fair value, an adjustment is made to the cost of policies purchased and the cost of policies produced equal to the change in amortization that would have been recorded if such securities had been sold at their fair value and the proceeds reinvested at current yields. Furthermore, if future yields expected to be earned on such securities decline, it may be necessary to increase certain insurance liabilities. Adjustments to such liabilities are required when their balances, in addition to future net cash flows including investment income, are insufficient to cover future benefits and expenses.

       Unrealized gains and losses and the related adjustments described in the preceding paragraph have no effect on earnings, but are recorded, net of tax, to shareholders' equity. The following table summarizes the effect of these adjustments as of December 31, 1993:

                                                                                       Effect of Fair Value
                                                                                           Adjustment to
                                                                    Balance              Actively Managed         Reported
                                                               before Adjustment         Fixed Maturities          Amount
                                                               -----------------         ----------------          ------
                                                                                       (Dollars in millions)
   Actively managed fixed maturities                              $ 9,525.4                     $295.2           $ 9,820.6
   Cost of policies purchased                                         635.8                      (32.1)              603.7
   Cost of policies produced                                          379.9                     (121.3)              258.6
   Insurance liabilities                                           10,759.2                       39.1            10,798.3
   Income tax liabilities                                              82.3                       35.9               118.2
   Minority interest                                                  221.3                        2.5               223.8
   Unrealized appreciation of securities                               33.2                       64.3                97.5

       Effective December 31, 1993, when the Company recognizes changes in conditions that cause a fixed maturity investment to be transferred to a different category (e.g., actively managed, held to maturity or trading), the security is transferred to the new category at its fair value at the date of the transfer. At the date of transfer, the security's unrealized gain or loss is accounted for as follows:

       - For transfers to the trading category, the unrealized gain or loss is recognized in earnings;

       - For transfers from the trading category, the unrealized gain or loss already recognized in earnings is not reversed;

       - For transfers to actively managed from held to maturity, the unrealized gain or loss is recognized in shareholders' equity; and

       - For transfers to held to maturity from actively managed, the unrealized gain or loss at the date of transfer continues to be reported in shareholders' equity, but is amortized over the remaining life of the security as an adjustment of yield.

       Prior to adopting SFAS 115, the above investments were transferred to the new category at the lower of cost or fair value at the date of transfer. Unrealized losses were recognized upon such transfers; and unrealized gains were deferred until the final disposition of the securities. Transfers between categories in 1993 and 1992 and the resulting gains were immaterial.

       Credit-tenant loans are loans for commercial properties which require
(i) the lease of the principal tenant to be assigned to the Company and to produce adequate cash flow to fund substantially all the requirements of the loan and (ii) the principal tenant or the guarantor of such tenant's obligations to have an investment-grade credit rating at the time of origination of the loan. These loans are also secured by the value of the related property. The underwriting guidelines take into account such factors as the lease term of the property; the borrower's management ability, including business experience, property management capabilities and financial soundness; and such economic, demographic or other factors that may affect the income generated by the property or its value. The underwriting guidelines also require a loan-to-value ratio of 75 percent or less.

       Other invested assets (principally investments in unconsolidated limited partnerships) are generally accounted for using the equity method.

       Policy loans are stated at their current unpaid principal balance. Short-term investments include commercial paper, invested cash and other investments purchased with maturities less than three months and are carried at amortized cost, which approximates estimated fair value. The company considers all short-term investments to be cash equivalents. Mortgage and credit-tenant loans are stated at amortized cost.

       Fees received and costs incurred in connection with origination of investments, principally mortgages and credit-tenant loans are deferred. Fees, costs, discounts and premiums are amortized as yield adjustments over the contractual life of the investments. Anticipated prepayments on mortgage-backed securities are taken into consideration in determining estimated future yields on such securities.

       The specific identification method is used to account for the disposition of investments. The differences between sale proceeds and carrying values are reported as gains and losses on investments, or as adjustments to investment income if the proceeds are prepayments by issuers prior to maturity.


       The Company regularly evaluates mortgage loans, credit-tenant loans and other securities based on current economic conditions, past credit loss experience and other circumstances of the investee. Impaired loans are revalued at the present value of expected cash flows discounted at the loan's effective interest rate when it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the agreement.
A decline in a security's net realizable value that is other than temporary is treated as a realized loss and the cost basis of the security is reduced to its estimated fair value.

       Separate Accounts

       Separate accounts represent funds for which investment income and gains or losses accrue directly to certain policyholders. The assets of these accounts are legally segregated and are not subject to the claims which may arise out of any other business of the Company. Separate account assets are reported at market value since the underlying investment risks are assumed by the contract holders. The related liabilities are recorded at amounts equal to the underlying assets and the fair value of those liabilities is equal to their carrying amount.

       Cost of Policies Purchased

       The cost of policies purchased represents the portion of the cost to acquire a subsidiary that is attributable to the right to receive future cash flows from insurance contracts existing at the date of acquisition of the subsidiary. The value of cost of policies purchased is the actuarially determined present value of the projected future cash flows from the acquired policies.

       The method used by the Company to value the cost of policies purchased is consistent with the valuation methods used most commonly to value blocks of insurance business, which is also consistent with the basic methodology generally used to value assets. The method used by the Company is summarized as follows:

       -  Identify the expected future cash flows from the blocks of business.

       - Identify the risks inherent in realizing those cash flows (i.e., what is the probability that the cash flows will be realized).

       - Identify the rate of return that the Company believes it must earn in order to accept the risks inherent in realizing the cash flows, based on consideration of the factors summarized below.

       - Determine the value of the policies purchased by discounting the expected future cash flows by the discount rate the Company requires.

       Expected future cash flows used in determining such value are based on actuarially determined projections of future premium collections, mortality, surrenders, operating expenses, changes in insurance liabilities, investment yields on the assets held to back the policy liabilities and other factors. These projections take into account all factors known or expected at the valuation date based on the collective judgment of the management of the Company. Actual experience on purchased business may vary from projections due to differences in renewal premiums collected, investment spread, investment gains or losses, mortality and morbidity costs and other factors. These variances from original projections, whether positive or negative, are included in net income as they occur. To the extent that these variances indicate that future cash flows will differ from those reflected in the scheduled amortization of the cost of policies purchased, current and future amortization is adjusted. For example, sales of fixed maturity investments that result in a gain (or loss), but also reduce (or increase) the future investment spread because the sale proceeds are reinvested at a lower (or higher) earnings rate, cause amortization to increase (or decrease) reflecting the change in the incidence of cash flows.

       The discount rate used to determine the value of the cost of policies purchased is the rate of return required in order for the Company to invest in the business being acquired. In determining the rate of return to be used by the Company, the following factors are considered:

       - The magnitude of the risks associated with each of the actuarial assumptions used in determining expected future cash flows as described in the preceding paragraphs.

       -  The cost of capital to fund the acquisition.

       - The perceived likelihood of changes in projected future cash flows that might occur if there are changes in insurance regulations and tax laws.

       - The compatibility with other Company activities that may favorably affect future cash flows.

       -  The complexity of the acquired company.

       - Recent purchase prices (i.e., discount rates used in determining valuations) on similar blocks of business.

       After the cost of purchased policies is determined using the methods described above, the amount is amortized based on the incidence of the expected cash flows. For acquisitions made on or before November 19, 1992, the asset is amortized with interest at the same rate used to determine the discounted value of the asset. For acquisitions after November 19, 1992, including the acquisition of additional shares of Bankers on September 30, 1993, the asset is amortized using an interest rate comparable to the rate credited to the underlying products. This amortization methodology is in accordance with the conclusions reached by the Emerging Issues Task Force of the Financial Accounting Standards Board in their November 19, 1992, meeting.

       Recoverability of the cost of policies purchased is evaluated annually by comparing the current estimate of expected future cash flows (discounted at the rate of interest earned on invested assets) to the unamortized asset balance by line of insurance business. If such current estimate indicates that the existing insurance liabilities, together with the present value of future net cash flows from the blocks of business purchased, will not be sufficient to recover the cost of policies purchased, the difference is charged to expense. Amortization is also adjusted for the current and future years to reflect (i) the revised estimate of future cash flows and (ii) the revised interest rate (but not greater than the rate initially used and not lower than the rate of interest earned on invested assets) at which the discounted present value of such expected future profits equals the unamortized asset balance.

       Cost of Policies Produced

       Costs of producing new business (primarily commissions and certain costs of policy issuance and underwriting, net of fees charged to the policy in excess of ultimate fees charged), which vary with and are primarily related to the production of new business, are deferred to the extent recoverable from future profits. Such costs are amortized with interest as follows:

       - For universal life-type contracts and investment-type contracts, in relation to the present value of expected gross profits from these contracts, discounted using the interest rate credited to the policy.

       - For immediate annuities with mortality risks, in relation to the present value of benefits to be paid.

       - For traditional life and accident and health products, in relation to future anticipated premium revenue using the same assumptions that are used in calculating the insurance liabilities.

       Recoverability of the unamortized balance of the cost of policies produced is evaluated regularly. For universal life-type contracts and investment-type contracts, the accumulated amortization is adjusted (whether an increase or a decrease) whenever there is a material change in the estimated gross profits expected over the life of a block of business in order to maintain a constant relationship between cumulative amortization and the present value (discounted at the rate of interest that accrues to the policies) of expected gross profits. For most other contracts, the unamortized asset balance is reduced by a charge to income only when the present value of future cash flows, net of the policy liabilities, is not sufficient to cover such asset balance.

       Goodwill

       The excess of the cost to acquire purchased companies over the net assets acquired is recorded as goodwill and is amortized on the straight-line basis over a 40-year period.

       Property and Equipment

       Property and equipment are carried at cost, net of accumulated depreciation. Depreciation expense was $6.0 million, $3.7 million and $4.0 million for 1993, 1992 and 1991, respectively, computed using the straight-line method over the estimated useful lives of the assets, which range from 3 to 50 years.

       Insurance Liabilities, Recognition of Insurance Policy Income and Related Benefits and Expenses

       Reserves for universal life-type and investment-type contracts are based on the contract account balance, if future benefit payments in excess of the account balance are not guaranteed, or on the present value of future benefit payments when such payments are guaranteed. Additions to insurance liabilities are made if future cash flows including investment income are insufficient to cover future benefits and expenses.

       For investment contracts without mortality risk (such as deferred annuities and immediate annuities with benefits paid for a period certain) and for contracts that permit the Company or the insured to make changes in the contract terms (such as single-premium whole life and universal life), premium deposits and benefit payments are recorded as increases or decreases in a liability account rather than as revenue and expense. Amounts charged against the liability account for the cost of insurance, policy administration and surrender penalties are recorded as revenues. Interest credited to the liability account and benefit payments made in excess of the contract liability account balance are charged to expense.

       Reserves for traditional and limited-payment contracts are generally calculated using the net level premium method and assumptions as to investment yields, mortality, withdrawals and dividends. The assumptions are based on projections of past experience and include provisions for possible unfavorable deviation. These assumptions are made at the time the contract is issued or, in the case of contracts acquired by purchase, at the purchase date.

       For traditional insurance contracts, premiums are recognized as income when due or, for short duration contracts, over the period to which the premiums relate. Benefits and expenses are recognized as a level percentage of earned premiums. Such recognition is accomplished through the provision for future policy benefits and the amortization of deferred policy acquisition costs.

       For contracts with mortality risk, but with premiums paid for only a limited period (such as single-premium immediate annuities with benefits paid for the life of the annuitant), the accounting treatment is similar to traditional contracts. However, the excess of the gross premium over the net premium is deferred and recognized in relation to the present value of expected future benefit payments (when accounting for annuity contracts) or in relation to insurance in force (when accounting for life insurance contracts).

       Liabilities for incurred claims are determined using historical experience and published tables for disabled lives and represent an estimate of the present value of the remaining ultimate net cost of all reported and unreported claims. Management believes these estimates are adequate. Such estimates are reviewed continually and any adjustments are reflected in current operations.

       The liability for future policy benefits for accident and health policies consists of active life reserves and the estimated present value of the remaining ultimate net cost of incurred claims. The active life reserves include unearned premiums and additional reserves. The additional reserves are computed on the net level premium method using assumptions for future investment yield, mortality and morbidity experience. The assumptions are based on projections of past experience and reflect provisions for possible adverse deviation.

       For participating policies, the amount of dividends to be paid is determined annually by the Company. The portion of the earnings allocated to participating policyholders is included as an insurance liability.

       Reinsurance

       In the normal course of business, the Company seeks to limit its exposure to loss on any single insured and to recover a portion of the benefits paid by ceding reinsurance to other insurance enterprises or reinsurers under excess coverage and coinsurance contracts. The Company has set its retention limit for acceptance of risk on life insurance policies at various levels up to $.8 million.

       Assets and liabilities related to insurance contracts are reported before the effects of reinsurance. Reinsurance receivables and prepaid reinsurance premiums (including amounts related to insurance liabilities) are
reported as assets.   Estimated reinsurance receivables are recognized in a
manner consistent with the liabilities related to the underlying reinsured contracts. Such amounts have been presented in accordance with Statement of Financial Accounting Standards No. 113, "Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts."

       Income Taxes

       Income tax expense includes deferred taxes arising from temporary differences between the tax and financial reporting basis of assets and liabilities. Additionally, this liability method of accounting for income taxes requires the effect of a tax rate change on accumulated deferred income taxes to be reflected in income in the period in which the change is enacted.

       Minority Interest

       The consolidated financial statements include all of the assets, liabilities, revenues and expenses of the Partnership, its subsidiaries and Bankers. A charge is made against consolidated income representing the share of the earnings of these partially-owned entities allocable to the minority interests. Shareholders' equity of such entities allocable to the minority interests is shown separately on the consolidated balance sheet.

       Development Cost

       Market development and start-up costs are expensed as incurred. After its acquisition by Conseco in March 1993, Marketing Distribution Systems Consulting Group, Inc. and Subsidiaries ("Bankmark") began a program to expand its business. Start-up costs of approximately $2.4 million were expensed in 1993 related to such program.

       Earnings Per Share

       All applicable share and per share data have been adjusted for the two-for-one stock splits distributed on July 1, 1991 and April 1, 1992. Primary net income per share is computed by dividing earnings, less preferred dividend requirements and an adjustment for the dilutive securities of affiliates and of subsidiaries of the Partnership, by the weighted average number of common and common equivalent shares outstanding for the year. Fully diluted net income per share is computed on that same basis, except (i) the number of common equivalent shares related to stock options is based on the year-end market value of the shares if that is more dilutive than the average market value and (ii) the conversion of the convertible preferred stock into common shares is assumed.

       Fair Values of Financial Instruments

       The following methods and assumptions are used by the Company in determining estimated fair values of financial instruments:

       Investment securities: The estimated fair values for fixed maturity securities (including redeemable preferred stocks) are based on quoted market prices, where available. For fixed maturity securities not actively traded, the estimated fair values are determined using values obtained from independent pricing services or, in the case of private placements, are determined by discounting expected future cash flows using a current market rate applicable to the yield, credit quality and maturity of the investments. The estimated fair values for equity securities and trading account securities are based on quoted market prices.

       Short-term investments: The estimated fair values for short-term investments are based on quoted market prices. The carrying amount reported in the consolidated balance sheet for these instruments approximates their estimated fair value.

       Mortgage loans, credit-tenant loans and policy loans: The estimated fair values of these loans are determined by discounting future expected cash flows using interest rates currently being offered for similar loans to borrowers with similar credit ratings. Loans with similar characteristics are aggregated for purposes of the calculations.

       Other invested assets: The estimated fair values of other invested assets are determined using quoted market prices for similar instruments.

       Off-balance sheet interest rate guarantee and swaps:   The estimated
       fair value of the Company's interest rate guarantee contract and swap agreements are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties' credit standings.

       Insurance liabilities for investment contracts: The estimated fair values of the Company's liabilities under investment-type insurance contracts are determined using discounted cash flow calculations based on interest rates currently being offered for similar contracts with maturities consistent with those remaining for the contracts being valued.

       Investment borrowings and notes payable: The estimated fair values of the Company's investment borrowings and notes payable are determined using discounted cash flow analyses based on the Company's current incremental borrowing rates for similar types of borrowing arrangements. The carrying amount of the Company's investment borrowings approximates its estimated fair value.

       2. ACQUISITIONS:

       CCP Insurance, Inc.

       As of March 31, 1991, the Partnership completed the acquisition of all of the outstanding stock of Beneficial Standard for a purchase price of $141.1 million, including $.9 million of fees and other costs. The acquisition was funded with $27.0 million of capital contributions from the Partnership and the net proceeds of the following: a $79.5 million senior secured loan from lending banks; a $9.5 million senior secured loan provided by the Company and $40.0 million of preferred stock (including $17.9 million provided by the Company).

       In July 1992, CCP, a newly organized holding company for the Partnership's first three acquisitions, completed an initial public offering ("IPO") of 8,010,700 shares of common stock, with net proceeds to CCP totaling $111.2 million. The shares issued in the offering represented a 31 percent ownership interest in the common stock outstanding of CCP. The remaining ownership interest in CCP was held by Conseco and others who exchanged their investments in the Partnership and its subsidiaries for common stock of CCP.

       In September 1993, CCP completed a public offering in which CCP sold 3.0 million shares of its common stock and certain shareholders sold 6.5 million shares of CCP common stock. Proceeds of approximately $80.9 million from the offering of common shares by CCP (after underwriting and issuance costs) were added to CCP's funds for general corporate purposes. CCP received no proceeds from the sale of shares by the selling shareholders. In a separate transaction, Conseco purchased 2.0 million shares of CCP common stock from the selling shareholders for $53.6 million. In addition, Conseco purchased .3 million shares of CCP common stock in open market transactions for $5.9 million during 1993. After these transactions, Conseco owns 40 percent of the common stock of CCP.

       The Partnership agreement provided incentive compensation to the general partner in the form of transfers from the limited partners of a portion of their returns in excess of prescribed targets. The distribution of CCP shares to the limited partners in 1992 caused such targets to be exceeded, resulting in incentive compensation of $6.1 million, net of tax of $3.2 million, to Conseco. In addition, income in 1992 included $1.9 million, net of tax of $7.3 million, representing Conseco's percentage share in the increase in CCP's shareholders' equity account attributable to the proceeds from the IPO.

       Bankers Life Holding Corporation

       On November 9, 1992, the Partnership acquired Bankers Life from I.C.H. Corporation (I.C.H. Corporation and its subsidiaries are collectively referred to herein as "ICH"). The acquisition was completed through BLH, a company formed and controlled by the Partnership.

       The purchase price of $600.0 million was funded with the net proceeds of the following securities issued by BLH: $175.0 million senior loan from a group of lending banks; $200.0 million senior subordinated notes; $45.0 million payment-in-kind junior subordinated notes (including $8.3 million provided by Conseco and $34.7 million provided by ICH); $158.3 million of payment-in-kind preferred stock (of which $108.3 million was provided by Conseco and $50.0 million was provided by ICH); and $66.7 million of common stock of BLH, including $16.7 million directly provided by ICH and $50.0 million provided by the Partnership (including $25.5 million provided by Conseco and $9.6 million provided by ICH). The notes are not direct obligations of Conseco. After this acquisition, Conseco owned approximately 44 percent of the common equity interest in BLH through direct investments and investments in the Partnership. For accounting convenience, the acquisition was reported as of November 1, 1992, and adjustments were made to reflect financing costs for the period between that date and the actual date of acquisition, November 9, 1992.

       On March 25, 1993, BLH completed an IPO of 19.6 million shares of its common stock at $22 per share. Proceeds from the offering of $405.3 million (after underwriting and issuance costs) were used by BLH to redeem all outstanding preferred stock, to retire all junior subordinated debt, to prepay a portion of the senior debt and for other corporate purposes. After the offering, Conseco owned 31 percent of the common shares of BLH. As a result of the offering, Conseco recorded a one-time gain of $59.3 million (net of tax of $39.9 million) in the first quarter of 1993, representing Conseco's direct percentage share of the increase in Bankers' shareholders' equity account attributable to the proceeds from the offering. In addition, Conseco recorded a gain of $2.2 million (net of tax of $.1 million) in the first quarter of 1993, representing Conseco's indirect percentage share (through the Company's ownership of CCP) of CCP's percentage share of the increase in Bankers' shareholders' equity account attributable to the proceeds from the offering. The Partnership agreement provided incentive compensation to Conseco as the general partner in the form of transfers from the limited partners of a portion of their returns in excess of prescribed targeted returns. The distribution of BLH shares to the limited partners caused such targets to be exceeded, resulting in incentive compensation to Conseco of $21.9 million, net of tax of $14.7 million.

       On September 30, 1993, Conseco completed the acquisition of 13.3 million shares of common stock of BLH from ICH for $287.6 million. The shares purchased represented 25 percent of the outstanding shares of common stock of BLH, increasing Conseco's ownership of shares of common stock of BLH to 56 percent. The purchase price for the shares acquired from ICH was paid by the surrender for redemption of $50.0 million stated value of ICH preferred stock owned by a Conseco subsidiary and the payment of $237.6 million in cash. The cash payment was funded with available cash and the net proceeds from a $200.0 million senior unsecured loan. As described in Note 16, the loan was repaid in February 1994, using the proceeds from the IPO of Western National Corporation.

       The closing price of BLH's shares on the New York Stock Exchange on December 31, 1993, was $21.50 per share. This indicated a total fair value of Conseco's investment in BLH of $652.8 million, compared to the cost to Conseco totaling $313.1 million and net equity included in these consolidated financial
statements of $518.8 million.   Shares held by the Company are not freely
tradable, and sale of such shares may require a registration statement with the Securities and Exchange Commission.

       Bankmark

       In March 1993, Conseco acquired 95 percent of the outstanding common stock of Bankmark for $6.1 million. Bankmark is an insurance marketing company which develops marketing relationships with financial institutions to provide insurance and investment products to their customers.

       The acquisitions of CCP, Bankers and Bankmark described above were recorded in the consolidated statement of cash flows as follows:

                                                                              1993              1992                 1991
                                                                              ----              ----                 ----
                                                                                        (Dollars in millions)

Fixed maturities                                                            $    -            $ (721.3)        $(1,314.3)
Mortgage loans                                                                   (.6)            (22.5)           (337.0)
Policy loans                                                                     -               (35.9)            (66.5)
Investment in CCP Insurance, Inc.                                              (59.5)              -                 -
Trading account securities                                                       -              (377.2)            (43.0)
Other investments                                                               50.0             (35.6)              -
Cost of policies purchased                                                    (118.4)           (516.0)           (173.9)
Cost of policies produced                                                       73.3            (152.9)              -
Goodwill                                                                      (154.6)           (100.9)              -
Reinsurance receivables                                                          -              (638.7)              -
Insurance liabilities                                                           11.2           2,436.4           1,889.6
Tax liabilities                                                                 14.3              32.7                .5
Notes payable                                                                   12.1               -                 -
Minority interest                                                             (117.8)              -                 -
Other                                                                          (10.9)            (71.1)            (27.1)
                                                                             -------          --------        ----------
          Cash used                                                          $(300.9)         $ (203.0)       $    (71.7)
                                                                             -------          --------        ----------
                                                                             -------          --------        ----------

       Following are unaudited pro forma results of operations of the Company as if the Partnership's acquisition of Bankers, the IPOs of BLH and CCP and Conseco's subsequent purchases of additional shares of BLH and CCP had occurred at the beginning of the periods presented. Prior operations of Bankmark are not included in the following table since the effect is not material.

                                                                             1993             1992
                                                                             ----             ----
                                                                 (Dollars in millions, except per share amounts)
Revenues                                                                   $2,497.0         $2,290.0
Income before extraordinary charge                                            242.8            189.7

Earnings before extraordinary charge
  per common share and common
  equivalent share:
    Primary                                                                  $7.60             $6.15
    Fully diluted                                                             7.14              6.12


       3.   INVESTMENTS:

       The amortized cost, estimated fair value and carrying value of fixed maturities were as follows at December 31, 1993:

                                                                Gross             Gross           Estimated
                                           Amortized         Unrealized        Unrealized           Fair         Carrying
                                             Cost               Gains            Losses             Value          Value
                                             ----               -----            ------             -----          -----
                                                                          (Dollars in millions)
Actively managed:
   United States Treasury
       securities and obligations
       of United States government
       corporations and agencies        $    76.5            $   3.9             $  2.0          $    78.4     $    78.4
   Obligations of states and
       political subdivisions                77.8                1.0                2.5               76.3          76.3
   Debt securities issued
       by foreign governments                 2.9                 .9                -                  3.8           3.8

   Public utility securities              2,255.1               80.6               28.2            2,307.5       2,307.5
   Other corporate securities             4,029.7              206.8               38.3            4,198.2       4,198.2
   Mortgage-backed securities             3,083.4               90.6               17.6            3,156.4       3,156.4
                                         --------             ------              -----           --------      --------

          Total actively managed          9,525.4              383.8               88.6            9,820.6       9,820.6

Held to maturity:
   Obligations of states and
       political subdivisions                 1.1                 .5                -                  1.6           1.1
                                         --------             ------              -----           --------      --------

          Total fixed maturities         $9,526.5             $384.3              $88.6           $9,822.2      $9,821.7
                                         --------             ------              -----           --------      --------
                                         --------             ------              -----           --------      --------

       At December 31, 1992, the amortized cost and estimated fair value of fixed maturities were as follows:

                                                                Gross             Gross           Estimated
                                           Amortized         Unrealized        Unrealized           Fair         Carrying
                                             Cost               Gains            Losses             Value          Value
                                             ----               -----            ------             -----          -----
                                                                          (Dollars in millions)
Actively managed:
   United States Treasury securities and
       obligations of United States
       government corporations
       and agencies                       $    91.1            $   2.5            $  1.8         $    91.8      $    91.8
   Obligations of states and
       political subdivisions                  55.6                 .5                .5              55.6           55.6
   Debt securities issued by
       foreign governments                      2.5                 .6               -                 3.1            3.1
   Public utility securities                1,841.1               50.9               7.9           1,884.1        1,884.1
   Other corporate securities               2,870.8               65.0              43.9           2,891.9        2,891.9
   Mortgage-backed securities               2,487.7               96.2              15.2           2,568.7        2,568.7
                                           --------             ------             -----          --------       --------
          Total activity managed            7,348.8              215.7              69.3           7,495.2        7,495.2
                                           --------             ------             -----          --------       --------
Held to maturity:
   Obligations of states and
       political subdivisions                   1.0                 .4               -                 1.4            1.0
   Other corporate securities                  17.6                 .4               -                18.0           17.6
                                           --------             ------             -----          --------       --------
          Total held to maturity               18.6                 .8               -                19.4           18.6
                                           --------             ------             -----          --------       --------
          Total fixed maturities           $7,367.4             $216.5             $69.3          $7,514.6       $7,513.8
                                           --------             ------             -----          --------       --------
                                           --------             ------             -----          --------       --------

       The following table sets forth the amortized cost and estimated fair value of fixed maturities as of December 31, 1993, based upon the source of the estimated fair value:

                                                                                                               Estimated
                                                                                   Amortized                     Fair
                                                                                      Cost                       Value
                                                                                      ----                       -----
                                                                                           (Dollars in millions)
Nationally recognized pricing services                                                $7,137.9                   $7,383.5
Broker-dealer market makers                                                            2,361.1                    2,411.1
Internally developed methods (calculated based
    on a weighted-average current market yield of 4.31 percent)                           27.5                       27.6
                                                                                      --------                   --------
         Total fixed maturities                                                       $9,526.5                   $9,822.2
                                                                                      --------                   --------
                                                                                      --------                   --------


       The following table sets forth the quality of total fixed maturity investments as of December 31, 1993, classified in accordance with the highest rating by a nationally recognized statistical rating organization or, as to $69.1 million fair value of fixed maturities not rated by such firms, based on ratings assigned by the National Association of Insurance Commissioners ("NAIC") as follows: for purposes of the table, NAIC Class 1 is included in the "A" rating; Class 2, "BBB-"; Class 3, "BB-"; and Classes 4-6, "B+ and below."


                                                                    Percent of                   Percent of
                        Investment Rating                        Fixed Maturities             Total Investments
                        -----------------                        ----------------             -----------------
                           AAA                                           34%                       28%
                           AA                                             9                         8
                           A                                             20                        17
                           BBB+                                          10                         9
                           BBB                                           11                         9
                           BBB-                                          10                         8
                                                                        ---                        --
                             Investment grade                            94                        79
                                                                        ---                        --

                           BB+                                            2                         2
                           BB                                             1                         1
                           BB-                                            1                         1
                           B+ and below                                   2                         1
                                                                        ---                        --
                             Below investment grade                       6                         5
                                                                        ---                        --
                               Total fixed maturities                   100%                       84%
                                                                        ---                        --
                                                                        ---                        --

       Below investment grade fixed maturity investments, summarized by the amount their amortized cost exceeds fair value, were as follows at December 31, 1993:

                                                                                                                  Estimated
                                                                                                Amortized           Fair
                                                                                                  Cost              Value
                                                                                                  ----              -----
                                                                                                   (Dollars in millions)
Amortized cost exceeds fair value by 15% or more                                                  $ 20.2            $ 16.6
Amortized cost exceeds fair value by 5%,
    but not more than 15%                                                                           38.0              34.4
All others                                                                                         524.3             546.7
                                                                                                  ------            ------
       Total below investment grade
           fixed maturity investments                                                             $582.5            $597.7
                                                                                                  ------            ------
                                                                                                  ------            ------

       The amortized cost and estimated fair value of fixed maturities at December 31, 1993, by contractual maturity, are shown below. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties and because most mortgage-backed securities provide for periodic payments throughout their lives.

                                                                                                         Estimated
                                                                              Amortized                    Fair
                                                                                Cost                       Value
                                                                                ----                       -----
                                                                                    (Dollars in millions)
    Due in one year or less                                                   $    23.4                $    25.7
    Due after one year through five years                                         184.1                    185.7
    Due after five years through ten years                                      1,216.1                  1,256.0
    Due after ten years                                                         5,019.5                  5,198.4
                                                                               --------                 --------
            Subtotal                                                            6,443.1                  6,665.8
    Mortgage-backed securities                                                  3,083.4                  3,156.4
                                                                               --------                 --------
            Total fixed maturities                                             $9,526.5                 $9,822.2
                                                                               --------                 --------
                                                                               --------                 --------

       Equity securities consisted of the following:

                                                                  December 31, 1993           December 31, 1992
                                                                  -----------------           -----------------
                                                                           Estimated                  Estimated
                                                                             Fair                       Fair
                                                                   Cost      Value           Cost       Value
                                                                   ----      -----           ----       -----
                                                                            (Dollars in millions)
   Common stock, principally
       insurance companies                                         $15.2     $15.3           $ 8.4      $24.0
   Preferred stock, non-redeemable                                  15.0      15.0            56.6       47.6
                                                                   -----     -----           -----      -----
           Total equity securities                                 $30.2     $30.3           $65.0      $71.6
                                                                   =====     =====           =====      =====

      Net investment income consisted of the following:

                                                                             1993               1992              1991
                                                                             ----               ----              ----
                                                                                        (Dollars in millions)
Fixed maturities                                                            $777.6              $762.2            $766.7
Equity securities                                                              7.1                10.5              10.8
Mortgage loans                                                                23.2                49.8              57.9
Credit-tenant loans                                                           24.2                15.7              10.5
Policy loans                                                                  11.3                13.8              16.9
Other                                                                         23.8                 8.6               3.5
Short-term investments                                                        28.2                26.5              52.4
Separate accounts                                                              5.9                 6.1               7.9
                                                                            ------              ------            ------
              Gross investment income                                        901.3               893.2             926.6

Investment expenses                                                            5.1                 4.6               5.2
                                                                            ------              ------            ------
              Net investment income                                         $896.2              $888.6            $921.4
                                                                            ------              ------            ------
                                                                            ------              ------            ------

       The carrying value of investments not accruing investment income totaled $19.6 million, $24.8 million and $36.8 million at December 31, 1993, 1992 and 1991, respectively.

       The proceeds from sales of fixed maturity investments were $6.5 billion, $4.2 billion and $4.8 billion for the years ended December 31, 1993, 1992 and 1991, respectively. The proceeds from the sales of trading account securities were $10.0 billion, $6.7 billion and $5.6 billion for the years ended December 31, 1993, 1992 and 1991, respectively. In 1993, there were no sales of fixed maturities classified as held to maturity, although some were called by the issuer.

       Realized gains (losses) from trading account securities, net of investment expenses, were included in revenue as follows:

                                                                                1993              1992              1991
                                                                                ----              ----              ----
                                                                                          (Dollars in millions)
   Gross gains                                                                 $129.5             $75.0             $68.7
   Gross losses                                                                 (26.4)            (30.3)            (10.7)
                                                                               ------             -----             -----
       Net realized gains from trading
          account securities before expenses                                    103.1              44.7              58.0

   Trading expenses                                                              10.0               8.8               7.3
                                                                               ------             -----             -----
       Net trading income                                                      $ 93.1             $35.9             $50.7
                                                                               ------             -----             -----
                                                                               ------             -----             -----

   Realized gains (losses), net of investment expenses, were included in revenue as follows:

                                                                               1993              1992               1991
                                                                               ----              ----               ----
                                                                                         (Dollars in millions)
Fixed maturities:
    Gross gains                                                               $214.9            $141.4            $163.6
    Gross losses                                                               (46.6)            (16.4)            (14.2)
    Decline in net realizable value of
      fixed maturities                                                          (7.9)              -               (18.7)
                                                                              ------            ------            ------

         Net realized gains from fixed
            maturities before expenses                                         160.4             125.0             130.7

Equity securities                                                               10.4               3.8                .4
Mortgages                                                                       (6.1)             (6.7)               .2
Other                                                                           (2.1)              6.6              (2.5)
                                                                              ------            ------            ------
         Net realized gains before expenses                                    162.6             128.7             128.8

Realized gain expenses                                                          13.1               4.4               5.5
                                                                              ------            ------            ------
         Net realized gains                                                   $149.5            $124.3            $123.3
                                                                              ------            ------            ------
                                                                              ------            ------            ------


      Changes in unrealized appreciation (depreciation) on investments were as follows:

                                                                              1993               1992               1991
                                                                              ----               ----               ----
                                                                                        (Dollars in millions)
Investments carried at amortized cost:
   Fixed maturities held to maturity                                         $   (.3)          $(280.8)           $456.5
                                                                              ------           -------           -------
                                                                              ------           -------           -------
Investments carried at estimated fair value:
   Actively managed fixed maturities                                          $148.8            $146.4          $    -
   Equity securities                                                            (6.5)             18.8               6.0
   Other investments                                                            14.4               -                 -
   Trading account securities                                                   (3.3)            (42.0)             43.4
                                                                              ------           -------           -------
                                                                               153.4             123.2              49.4

   Equity in unrealized appreciation of CCP's investments                       15.0               9.6               -

   Less effect on other balance sheet accounts:
     Cost of policies purchased                                                 (5.3)            (26.8)              -
     Cost of policies produced                                                 (65.0)            (56.3)              -
     Insurance liabilities                                                     (14.2)            (24.9)              -
     Income tax liabilities                                                    (24.5)             (8.2)            (16.8)
     Minority interest                                                          (4.8)              8.3              (3.9)
                                                                              ------           -------           -------
          Change in unrealized appreciation of
            investments carried at estimated fair value                       $ 54.6           $  24.9           $  28.7
                                                                              ------           -------           -------
                                                                              ------           -------           -------

       Accumulated net appreciation of equity securities before tax as of December 31, 1993, was $.1 million consisting of $.1 million of appreciation and no depreciation.

       The carrying value and fair value of fixed maturity investments in default as to the payment of principal or interest totaled $25.3 million at December 31, 1993, net of total recorded writedowns of $16.8 million. During 1991, the Company recorded $18.7 million of writedowns of fixed maturity investments as a result of changes in conditions which caused the Company to conclude the issuer may be unable to comply with the terms of the investment. During 1992, the Company recorded no such writedowns. During 1993, the Company recorded $7.9 million of such writedowns.

     Investments in mortgage-backed securities at December 31, 1993, included collateralized mortgage obligations ("CMOs") of $2,193.9 million and mortgage-backed pass-through securities of $962.5 million. At December 31, 1993, the par value, amortized cost and estimated fair value of investments in mortgage-backed securities summarized by interest rates on the underlying collateral were comprised of the following:

                                                                               Par            Amortized         Estimated
                                                                              Value             Cost           Fair Value
                                                                              -----             ----           ----------
                                                                                        (Dollars in millions)
Pass-through securities:
   Below 7%                                                                    $  467.7        $  469.5        $  465.8
   7% - 8%                                                                        410.2           416.5           418.8
   8% - 9%                                                                         26.1            26.2            27.3
   Above 9%                                                                        46.5            46.6            50.6

Planned amortization class CMO instruments:
   Below 7%                                                                       315.9           309.2           303.6
   7% - 8%                                                                        574.9           557.1           572.4
   8% - 9%                                                                        232.5           229.9           239.6
   Above 9%                                                                       261.5           263.9           274.3

Other CMO instruments:
   Below 7%                                                                        87.6            87.7            88.2
   7% - 8%                                                                         71.2            69.5            70.6
   8% - 9%                                                                         61.7            62.4            63.8
   Above 9%                                                                       564.9           544.9           581.4
                                                                               --------        --------        --------
     Total mortgage-backed securities                                          $3,120.7        $3,083.4        $3,156.4
                                                                               --------        --------        --------
                                                                               --------        --------        --------

       At December 31, 1993, the balance of mortgage loans was comprised of 78 percent commercial loans and 22 percent junior and residual interests in collateralized mortgage obligations. The total estimated fair value of mortgage loans was approximately $175 million and $190 million at December 31, 1993 and 1992, respectively. Approximately 22 percent, 15 percent, 10 percent and 8 percent of the mortgage loans were on properties located in Texas, New York, Virginia and Missouri, respectively. No other state comprised greater than 7 percent of the mortgage loan balance. At December 31, 1993, the Company had an allowance for loss on mortgage loans of $3.9 million. During the year ended December 31, 1993, the Company realized losses of $6.1 million on mortgage loans, of which $5.8 million related to other than temporary declines in the value of certain residual interests in collateralized mortgage obligations.

       At December 31, 1993 and 1992, the estimated fair values of credit-tenant loans, policy loans and other invested assets were approximately equal to their respective carrying values.

       As part of its investment strategy, the Company enters into repurchase agreements and dollar roll transactions to increase its return on investments and improve liquidity. These transactions generally terminate after 30 days and are accounted for as short-term collateralized borrowings. Such borrowings averaged approximately $410 million during 1993 (compared to $215 million during 1992) and were collateralized by mortgage-backed securities with fair values approximately equal to the loan value.

       In 1992, the Company entered into an interest rate guarantee contract to convert the characteristics of certain investments to match those of related insurance liabilities. The agreement expires in January 1995 and provides for a constant yield on $100.0 million indexed to current rates on U.S. Treasuries. The estimated fair value of the agreement was approximately $.1 million and $.9 million at December 31, 1993 and 1992, respectively, which was not recognized in the accompanying consolidated balance sheet.

       At December 31, 1993, the Company had outstanding interest rate swap agreements which expire at various dates through 1999. Under the agreements, the Company receives a fixed rate averaging 6.7 percent on $295.0 million and pays a floating rate based on LIBOR. The estimated fair value of the agreements was approximately $13.7 million at December 31, 1993, which was not recognized in the accompanying consolidated balance sheet.

       Life insurance companies are required to maintain certain amounts of assets on deposit with state regulatory authorities. Such assets had an aggregate carrying value of $27.0 million at December 31, 1993.

       Investments in any entity in excess of 10 percent of shareholders' equity at December 31, 1993, other than investments in affiliates and investments issued or guaranteed by the U.S. government, substantially all of which were actively managed fixed maturities, were as follows:

                                                                                         Estimated
                                                                      Amortized            Fair
         Investment                                                     Cost               Value
         ----------                                                     ----               -----
                                                                           (Dollars in millions)
         News America Holding Corporation                               $149.8            $159.1
         Commonwealth Edison Company                                     142.8             140.2
         Texas Utilities Electric Company                                126.9             128.4
         GTE Corporation                                                 120.1             128.2
         Time Warner, Inc.                                               123.9             128.0

       4. INVESTMENTS IN UNCONSOLIDATED AFFILIATES:

       CCP

       See Note 2 for a description of transactions affecting Conseco's ownership of CCP.

       Conseco's investment in 40 percent of the common stock of CCP is included in the consolidated balance sheet on the equity basis at $244.3 million at December 31, 1993, representing the effect of the transactions described in Note 2 plus equity in CCP's earnings. The closing price of CCP's shares on the New York Stock Exchange on December 31, 1993, was $27.875 per share, indicating a total fair value of the CCP shares owned by Conseco of $322.1 million, compared to the total cost to Conseco of $102.8 million. A substantial portion of the shares of CCP common stock held by Conseco are subject to restrictions on trading.

       The difference of $22.8 million between the carrying value of Conseco's investment in CCP and the amount of its underlying equity in net assets is amortized on the straight-line basis over a 40-year period. Financial information of CCP at December 31, 1993 and 1992, for the year ended December 31, 1993, and for the six months ended December 31, 1992 (the period CCP and its subsidiaries were included in Conseco's financial statements on the equity basis) were as follows:

                                                                                                  December 31,
                                                                                        ------------------------------
                                                                                        1993                      1992
                                                                                        ----                      ----
                                                                                             (Dollars in millions)
Financial position:
   Total assets                                                                     $5,298.1                   $4,856.5
      Total investments                                                              4,872.5                    4,373.7
      Cost of policies purchased                                                       175.5                      247.9
      Cost of policies produced                                                         42.3                       44.4
   Total liabilities                                                                 4,734.2                    4,522.7
      Insurance liabilities                                                          4,233.3                    4,137.2
      Notes payable                                                                    173.5                      231.9
   Common shareholders' equity                                                         563.9                      333.8

Amounts recorded by Conseco:
   Investment in CCP                                                                $  244.3                   $  130.5

                                                                                      Year Ended             Six Months Ended
                                                                                  December 31, 1993         December 31, 1992
                                                                                  -----------------         ------------------
                                                                                              (Dollars in millions)
Results of operations:
   Total revenues                                                                     $632.5                     $318.0
      Investment activity insurance policy income                                      127.8                       72.4
      Investment activity:
         Net investment income                                                         412.9                      193.4
         Net trading income                                                             24.3                       10.7
         Net realized gains                                                             55.8                       40.7

   Total benefits and expenses                                                         459.0                      249.9
      Interest expense on annuities
         and financial products                                                        243.5                      128.2
      Interest expense on long-term debt                                                16.1                        9.8

   Income before income taxes and extraordinary charge                                 173.5                       68.1
   Income tax expense                                                                   65.9                       24.4
   Income before extraordinary charge                                                  107.6                       43.7
   Extraordinary charge on extinguishment of debt, net of tax                            -                          8.3
   Net income                                                                          107.6                       35.4

Amounts recorded by Conseco:
   Equity in earnings before extraordinary charge                                      $37.4                      $15.8
   Fees received for services provided by Conseco to CCP                                10.6                        4.5
   Extraordinary charge                                                                  -                          3.9
   Dividends received                                                                     .8                         .2


       Life Re Corporation


       At December 31, 1991, the Company owned a 31 percent equity interest (after exercise of warrants held by others) in the common stock and $30.0 million of 12 percent junior preferred stock of Life Re Corporation ("Life Re"), a company engaged in the life reinsurance business. In November 1992, Life Re completed an initial public offering of its common stock and redeemed all of the common and preferred stock held by the Company. As a result, a gain of $15.2 million (net of tax of $21.2 million) was recorded in 1992. The following amounts were recorded in Conseco's financial statements related to the results of operations of Life Re:

                                                                                                 1992             1991
                                                                                                 ----             ----
                                                                                                  (Dollars in millions)
Equity in earnings of Life Re                                                                   $11.3            $ 9.3
Net investment income received on preferred stock                                                 3.0              3.6
Gain on sale of investment in Life Re                                                            36.4              -


       5.  INSURANCE LIABILITIES:

       Insurance liabilities consisted of the following:

                                                                                  Interest             December 31,
                                                 Withdrawal        Mortality        Rate          ----------------------
                                                 Assumption       Assumption     Assumption       1993              1992
                                                 ----------       ----------     ----------       ----              ----
                                                                                                  (Dollars in millions)
Future policy benefits:
   Investment contracts                               N/A            N/A             (c)      $ 7,114.4         $ 6,553.2
   Limited-payment contracts                         None            (a)             (d)        1,583.9           1,357.7
   Traditional life insurance                       Company
     contracts                                    experience         (b)             (e)          632.7             713.3
   Universal life-type contracts                      N/A            N/A             (f)          341.0             337.4
   Individual accident and health                   Company       Company            (g)          545.1             513.0
                                                  experience     experience
   Group life and health                              N/A            N/A             N/A           14.2              26.4
Unearned premiums                                     N/A            N/A             N/A          189.4             183.2
Claims payable and other
   policyholders' funds                               N/A            N/A             N/A          377.6             354.8
                                                                                              ---------        ---------
          Total insurance liabilities                                                         $10,798.3        $10,039.0
                                                                                              ---------        ---------
                                                                                              ---------        ---------

   (a)    Principally the 1984 United States Population Table.

   (b)    Principally modifications of the 1965 - 70 Basic, Select and Ultimate Tables.

   (c)    In both 1993 and 1992, approximately 94 percent of this liability represented account balances where future benefits are not guaranteed and 6 percent represented the present value of guaranteed future benefits determined using interest rates ranging from 3 percent to 12 percent.

   (d)    The weighted average rate was approximately 9 percent at December 31, 1993.

   (e)    The weighted average rate was approximately 7 percent at December 31, 1993.

   (f)    The weighted average rate was approximately 5 percent at December 31, 1993.

   (g)    The weighted average rate was approximately 7 percent at December 31, 1993.


       Participating policies represented approximately 11 percent, 12 percent and 14 percent of total life insurance in force at December 31, 1993, 1992 and 1991, respectively, and approximately 3 percent, 8 percent and 18 percent of premium income for 1993, 1992 and 1991, respectively. Dividends on participating policies amounted to $16.0 million, $11.1 million and $14.6 million in 1993, 1992 and 1991, respectively.

       The sales of fixed maturity investments during 1993 reduced the expected future yields on the investment of policyholder balances to the extent that projected future cash flows on certain products were insufficient to cover future benefits and expenses. Accordingly, additional estimated insurance liabilities of $37.1 million were established by a charge to expense.

       As described in Note 1, an adjustment was made to increase insurance liabilities by $39.1 million related to recording unrealized gains on actively managed fixed maturities.

       The estimated fair value of the liabilities for investment contracts was approximately equal to its carrying value at December 31, 1993 and 1992, because interest rates credited on the vast majority of account balances approximate current rates paid on similar investments and are not generally guaranteed beyond one year. Fair values for the Company's insurance liabilities other than those for investment contracts are not required to be disclosed. However, the estimated fair values of liabilities for all insurance contracts are taken into consideration in the Company's overall management of interest rate risk, which minimizes exposure to changing interest rates through the matching of investment maturities with amounts due under insurance contracts.

       6. REINSURANCE:

       Cost of reinsurance ceded where the reinsured policy contains mortality risks totaled $34.9 million, $41.9 million and $63.8 million in 1993, 1992 and 1991, respectively, and was deducted from insurance premium revenue. The Company is contingently liable for claims reinsured if the assuming company is unable to pay. Reinsurance recoveries netted against insurance policy benefits totaled $41.9 million, $45.4 million and $68.1 million in 1993, 1992 and 1991, respectively.

       The Company has ceded blocks of insurance under reinsurance transactions which represent financing arrangements and, in accordance with generally accepted accounting principles, are not reflected in the accompanying consolidated financial statements except for the risk fees paid to reinsurers. Net statutory surplus provided by such treaties totaled $2.9 million and $11.2 million at December 31, 1993 and 1992, respectively. Risk fees paid to reinsurers generally ranged from 2 percent to 4 percent of the net amount of surplus provided.

       The Company has also ceded policy liabilities under assumption reinsurance agreements where all obligations under the insurance contracts have been ceded to another company. Accordingly, insurance liabilities related to such policies were not reported in the balance sheet. The Company believes the assuming companies are able to honor all contractual commitments under the assumption reinsurance agreements based on periodic reviews of financial statements, insurance industry reports and reports filed with state insurance departments.

       At December 31, 1993 and 1992, reinsurance receivables with carrying values of $398.5 million and $420.0 million, respectively, were associated with annuity business ceded by Bankers to an unaffiliated company and retroceded on substantially identical terms to an ICH affiliate. Bankers provides investment management, administrative, data processing and general management services related to the reinsured business in exchange for annual fees equal to .45 percent of reinsured reserves. Administrative fees earned were $1.8 million and $.3 million for 1993 and the two months ended December 31, 1992, respectively. Experience refunds including administrative fees, earned during 1993 and the two months ended December 31, 1992, were $3.2 million and $.3 million, respectively.

       At December 31, 1992, insurance liabilities of approximately $182.0 million, were reinsured by Bankers with a subsidiary of ICH. During the first quarter of 1993, Bankers recaptured the reinsured business with assets approximately equal to the insurance liabilities. Recapture fees of $15.5 million were capitalized as a component of cost of policies purchased.

       On June 30, 1993, the Company recaptured certain annuity business with insurance liabilities of $156.5 million that had previously been reinsured with an unaffiliated company. Assets with a fair value approximating the insurance liabilities were transferred to the Company.

       7. INCOME TAXES:

       Income tax liabilities were comprised of the following:

                                                                                   December 31,
                                                                              ----------------------
                                                                              1993              1992
                                                                              ----              ----
                                                                               (Dollars in millions)
Deferred income tax liabilities:
   Investments                                                                $ 67.9            $ 37.8
   Cost of policies purchased and
       cost of policies produced                                               275.8             250.3
   Insurance liabilities                                                      (245.1)           (224.5)
   Other                                                                       (17.9)            (36.3)
   Unrealized appreciation                                                      41.8              17.3
   Less net operating loss carryforward                                        (33.2)             (6.4)
                                                                              ------            ------
             Deferred income tax liabilities                                    89.3              38.2

Current income tax liabilities                                                  28.9              43.2
                                                                              ------            ------
             Income tax liabilities                                           $118.2            $ 81.4
                                                                              ------            ------
                                                                              ------            ------

       Income tax expense was as follows:

                                                                              1993              1992                1991
                                                                              ----              ----                ----
                                                                                        (Dollars in millions)
Current tax provision                                                         $162.9            $110.9             $75.5
Deferred tax provision                                                          60.2              13.7               2.7
                                                                              ------            ------             -----
            Income tax expense                                                $223.1            $124.6             $78.2
                                                                              ------            ------             -----
                                                                              ------            ------             -----

       Income tax expense differed from that computed at the applicable federal statutory rate (35 percent during 1993 and 34 percent during 1992 and 1991) for the following reasons:

                                                                              1993               1992               1991
                                                                              ----               ----               ----
                                                                                        (Dollars in millions)
Tax on income before income taxes
   at statutory rates                                                         $213.6            $112.2             $75.9
Additional tax on unrealized gains and income from prior
   periods related to increase in corporate income tax rate                      3.3               -                 -
Nontaxable investment income and dividends received deduction                  (10.8)              (.8)            (12.8)
Undistributed earnings of affiliates                                             3.3               6.8              11.9
Nondeductible items                                                              2.2               1.0               1.2
State taxes                                                                     11.9               4.2               -
Other                                                                            (.4)              1.2               2.0
                                                                              ------            ------             -----
             Income tax expense                                               $223.1            $124.6             $78.2
                                                                              ------            ------             -----
                                                                              ------            ------             -----

       The Omnibus Budget Reconciliation Act of 1993 (the "Act") was enacted on August 10, 1993. The most significant provision of the Act affecting the Company was the increase in the corporate income tax rate to 35 percent from 34 percent, effective for taxable income reported for the year 1993. As a result of the increase in the tax rate, the Company recognized additional tax expense of $8.9 million consisting of: (i) $5.6 million related to income of 1993; (ii) $1.9 million related to a one-time adjustment to accumulated deferred taxes relating to prior years' income; and (iii) $1.4 million related to unrealized appreciation of securities at the date the new law was enacted. In addition, the equity in earnings of CCP was reduced by $1.6 million as a result of the Company's share of the additional tax expense recorded by CCP related to the increase in the tax rate. The impact of other provisions of the Act was not material to the Company.

       At December 31, 1993, federal income tax loss carryforwards of $94.9 million were available (subject to various statutory restrictions) for use on future tax returns, portions of which begin expiring in 1999. Of the loss carryforwards, $24.5 million may be used to offset income from the non-life insurance companies only. None of the carryforwards are available to reduce the tax provision for financial reporting purposes.

       The Company's subsidiaries have deducted approximately $12.9 million on their tax returns allocated to policyholders' surplus for which no provision has been made for income taxes that may be payable if such amounts are used to pay dividends to the shareholder or for certain other purposes.

       The IRS has completed its examination of the Company for years through 1990. All amounts due have been paid or accrued.

       8. NOTES PAYABLE:

       Notes payable that are direct obligations of the Company at December 31, 1993 and 1992, were as follows:

                                                                               Amount
                                                                             Outstanding
                                                                               Net of
                                        Par Value                            Unamortized
                              ----------------------------------            Discount and                   Estimated
                                               Outstanding at              Issuance Costs                Fair Value at
                                                December 31,               at December 31,                December 31,
                              Initially     --------------------        --------------------         --------------------
                               Issued       1993            1992        1993            1992         1993            1992
                               ------       ----            ----        ----            ----         ----            ----
                                                                (Dollars in millions)
Issued September 1993          $200.0      $200.0         $   -        $198.0          $   -       $200.0        $     -
Issued February 1993            200.0       200.0             -         195.8              -         208.0             -
Issued July 1987                255.0         -             139.8         -              135.9         -             147.7
Issued June 1989                 34.0        14.4            23.8        13.2             21.3        14.9            24.0
Issued June 1990                  6.0         6.0             6.0         6.0              6.0         6.5             6.0
                                           ------          ------      ------           ------      ------          ------
  Total                                    $420.4          $169.6      $413.0           $163.2      $429.4          $177.7
                                           ------          ------      ------           ------      ------          ------
                                           ------          ------      ------           ------      ------          ------

       On September 30, 1993, the Company executed a $200 million senior unsecured loan due to a group of banks as financing for Conseco's purchase of common shares of Bankers as described in Note 2. As discussed in Note 16, on February 15, 1994, the loan was repaid in full, resulting in an extraordinary charge of $1.2 million (net of a $.6 million tax benefit) in the first quarter of 1994.

       In February 1993, the Company completed a public offering of $200 million of its 8.125 percent senior notes due in 2003. Proceeds from the offering of approximately $195.6 million (after original issue discount and other associated costs) were used to repurchase in open market transactions or redeem the remaining outstanding 12.75 percent senior subordinated notes issued in July 1987 and for general corporate purposes. The repurchase and redemption of the senior subordinated notes resulted in an extraordinary charge of $8.4 million, net of a $4.3 million tax benefit, in 1993. The 8.125 percent senior notes bear interest payable semi-annually on February 15 and August 15. The notes are unsecured and rank pari passu with all other unsecured and unsubordinated indebtedness of the Company. The notes are not redeemable prior to maturity.

       In June 1989, the Company, as partial acquisition financing for National Fidelity, executed a senior promissory note payable in the amount of $34.0 million. The note was subsequently rewritten into two notes - one for $24.0 million and one for $10.0 million. The $10.0 million note was held by Great American Reserve at the time Great American Reserve was acquired by the Partnership in 1990. In March 1993, the Company redeemed the note held by Great American Reserve at its current par value of $7.0 million, resulting in an extraordinary charge of $.4 million (net of a $.3 million tax benefit).
In March 1994, the $24 million note was repaid in full resulting in an extraordinary charge of $.8 million (net of a $.4 million tax benefit) in the first quarter of 1994.

       In June 1990, the Company, as partial acquisition financing for Great American Reserve, executed a subordinated promissory note in the amount of $6.0 million. In March 1994, this note was repaid in full.

       During 1992 and 1991, the Company purchased in the market or called $20.0 million and $92.4 million, respectively, par value of senior subordinated notes. These redemptions resulted in extraordinary charges of $1.4 million, net of a $.7 million tax benefit, in 1992 and $5.0 million, net of a $2.6 million tax benefit, in 1991.

       The following notes payable, which are not direct obligations of Conseco, were issued by Bankers to finance its acquisition by the Partnership:

                                                                                    Amount
                                                                                  Outstanding
                                                                                    Net of
                                                    Par Value                     Unamortized
                                          -----------------------------         Discount and          Estimated
                                                         Outstanding at        Issuance Costs at      Fair Value at
                                                          December 31,            December 31,        December 31,
                                         Initially     -----------------       -----------------     ---------------
                                          Issued       1993         1992       1993         1992     1993       1992
                                          ------       ----         ----       ----         ----     ----       ----
                                                                       (Dollars in millions)
     Senior term loan                     $175.0      $110.0       $175.0     $106.4      $168.2    $110.0     $175.0
     Senior subordinated notes             200.0       180.0        200.0      183.9       192.1     216.0      207.0
     PIK subordinated notes                 36.7         -           36.7        -          31.7       -         31.7
                                                      ------       ------     ------      ------    ------     ------
       Total                                          $290.0       $411.7     $290.3      $392.0    $326.0     $413.7
                                                      ------       ------     ------      ------    ------     ------
                                                      ------       ------     ------      ------    ------     ------

      The $175.0 million senior term loan is due to a group of banks with principal due in varying amounts from 1994 through 1999. The interest rate is based on either LIBOR plus an applicable margin or prime rate plus an applicable margin for periods of one, two, three or six months as selected by Bankers from time to time (such rate was 5.5 percent at December 31, 1993).
The applicable margin for the rate based on a prime rate will vary from .75 percent to 1.5 percent depending on the principal amount of the senior term loan outstanding and a defined cash coverage ratio based generally on cash flows relative to certain fixed charges. The applicable margin for the LIBOR rate will vary from 2.0 percent to 2.75 percent depending on such principal amount and ratio. Under the provisions of the note agreement, the subsidiaries of Bankers are limited in the amount of dividends they may pay on common stock and Bankers must comply with other covenants, including the maintenance of specific financial ratios. The senior term loan has as collateral the majority of the common stock of Bankers and the common stock and surplus debentures issued by its life insurance subsidiary to BLH.

       The $200.0 million senior subordinated notes bear interest at 13 percent, payable semi-annually on May 1 and November 1, are due November 1, 2002, and may be redeemed, at the Company's option, on or after November 1, 1997, at a redemption price initially at 106.5 percent and declining thereafter. In December 1993, Bankers repurchased $20.0 million of the notes in open market transactions for $24.0 million, resulting in an extraordinary charge, net of tax, of $3.1 million. Conseco's share of this charge ($1.0 million) was included as an extraordinary charge in the consolidated financial statements.

       The PIK subordinated notes were subordinated in right of payment to the prior payment in full of the senior term loan and, in certain circumstances, the senior subordinated notes. In 1993, Bankers retired all of its PIK subordinated notes totaling $38.3 million and prepaid $55.0 million of its senior term loan. The repayment of this debt resulted in an extraordinary charge for Bankers of $4.8 million, net of a $2.5 million tax benefit, in 1993. Conseco's share of this charge ($2.1 million) was included as an extraordinary charge in the consolidated financial statements.

       A summary of the maturity dates of the various notes is as follows:

                                                                    Par Value            Par Value Notes
                                                                  Notes Payable            Payable of             Par Value
                                                                   of Conseco                Bankers                Total
                                                                   ----------                -------                -----
                                                                                      (Dollars in millions)
            Repaid in the first quarter of 1994                       $220.4                  $ 11.0                $231.4
            1994                                                         -                       -                     -
            1995                                                         -                      16.0                  16.0
            1996                                                         -                      18.0                  18.0
            1997                                                         -                      21.0                  21.0
            1998                                                         -                      22.0                  22.0
            Thereafter                                                 200.0                   202.0                 402.0
                                                                      ------                  ------                ------
               Total par value                                        $420.4                  $290.0                $710.4
                                                                      ------                  ------                ------
                                                                      ------                  ------                ------

       Certain notes payable, not direct obligations of Conseco, were issued by subsidiaries of the Partnership to finance portions of the purchase prices of Great American Reserve, Jefferson National and Beneficial Standard. In connection with the IPO and recapitalization of CCP, a significant portion of CCP's debt was retired, resulting in an extraordinary charge for CCP of $8.8 million, net of a $4.8 million tax benefit, in 1992. Conseco's share of this charge ($3.9 million) was included as an extraordinary charge in the consolidated financial statements in 1992. The remaining outstanding debt was no longer consolidated in the Company's consolidated financial statements as described in Note 1.

       9.  OTHER DISCLOSURES:

       Leases

       The Company rents office space, equipment and computer software under noncancellable operating leases. Rental expense during 1993, 1992 and 1991, amounted to $11.9 million, $6.2 million and $5.1 million, respectively. Future required minimum rental payments as of December 31, 1993, were as follows (dollars in millions):

                                            1994                                                $ 15.1
                                            1995                                                  13.9
                                            1996                                                  12.9
                                            1997                                                  12.1
                                            1998                                                  11.5
                                            Thereafter                                            87.6
                                                                                                ------
                                                  Total                                         $153.1
                                                                                                ------
                                                                                                ------

       Employment Arrangements

       Some officers of the Company are employed pursuant to long-term employment agreements. One of these agreements provides for a base salary plus an annual bonus equal to 3 percent of the Company's consolidated defined pretax profits. This agreement renews annually for a five-year period unless either party notifies the other, in which case the agreement expires five years from the last renewal date. Additionally, a $1.9 million interest-free loan has been granted to the officer with repayment due two years after termination of the officer's employment contract.

       During March of 1994, the Company's Board of Directors approved a Performance-Based Compensation Bonus Plan (the "Bonus Plan") for certain officers of the Company. This Bonus Plan is intended to comply with the recently enacted Internal Revenue Code Section 162(m), which potentially limits the deductibility of amounts paid to officers of public companies. The Bonus Plan provides for the payment of bonuses based upon the Company's return on equity and pretax profits. This Bonus Plan, to meet Section 162(m), must be ratified by the Company's shareholders.

       The Company has a qualified defined contribution plan in which substantially all employees of the Company's wholly owned subsidiaries are eligible to participate. Company contributions, which match certain voluntary employee contributions to the plan, totaled $.3 million, $.9 million and $.1 million in the years ended December 31, 1993, 1992 and 1991, respectively, and are in the form of Conseco's common stock. In addition, a stock bonus and deferred compensation program was adopted for certain executives and directors whereby the participants may voluntarily defer a portion of their compensation. Company contributions vary based on the amount of the increase in earnings per share of the Company and the amount of compensation of each participant. Each year's contribution, which is in the form of Conseco's common stock, vests five years later or upon certain other events. The cost of the program is charged to expense over the vesting period and amounted to $2.3 million, $1.9 million and $1.8 million in 1993, 1992 and 1991, respectively.

       Bankers has a qualified defined contribution plan in which substantially all of its employees are eligible to participate. Company contributions, which match certain voluntary contributions to the plan, totaled $1.1 million and $.1 million in 1993 and 1992, respectively.

       Bankers has a noncontributory unfunded deferred compensation plan for qualifying members of its career agency force. Benefits are based on years of service and career earnings. The amounts recognized in the consolidated balance sheet for the agents deferred compensation plan were as follows:

                                                                                                       December 31,
                                                                                                 -----------------------
                                                                                                 1993               1992
                                                                                                 ----               ----
                                                                                                   (Dollars in millions)
  Projected benefit obligation for services rendered to date
    (vested benefits:  1993 - $26.5; 1992 - $22.9)                                                $28.1              $27.2
  Unrecognized net gain from effects of changes in assumptions                                       .4               -
                                                                                                  -----              -----
    Accrued liability for pension cost included in other liabilities                              $28.5              $27.2
                                                                                                  -----              -----
                                                                                                  -----              -----

      Net pension costs included in other operating expenses consisted of the following:

                                                                                                 1993               1992
                                                                                                 ----               ----
                                                                                                   (Dollars in millions)
  Service cost for benefit earned during the period                                                $ .7                $.2
  Interest cost on projected benefit obligations                                                    2.1                 .4
                                                                                                   ----                ---
    Pension cost included in other operating expenses                                              $2.8                $.6
                                                                                                   ----                ---
                                                                                                   ----                ---

      The weighted-average discount rate and rate of increase in future compensation levels used in determining the actuarial present value of the projected benefit obligation were 7 percent and 5 percent, respectively, at December 31, 1993, and 8 percent and 5 percent, respectively, at December 31, 1992.

      During 1993, Bankers announced several changes to its postretirement plan that: (i) established a maximum annual cost-sharing amount for Bankers; (ii) eliminated Bankers' cost-sharing for certain future retirees; and (iii) effective July 1, 1993, revised certain assumptions to the plan resulting in a $41.5 million reduction to its accumulated post retirement benefit obligation ("APBO"). Such changes also resulted in a net unrecognized reduction to prior service costs of $7.8 million and a net unrecognized gain of $1.3 million. The APBO and net unrecognized amounts consist of the following:

                                                                                                       December 31,
                                                                                                 -----------------------
                                                                                                 1993               1992
                                                                                                 ----               ----
                                                                                                   (Dollars in millions)
  Retirees                                                                                        $13.3              $33.4
  Fully eligible active plan participants                                                           7.2               16.8
  Other active plan participants                                                                    4.0               12.8
                                                                                                  -----              -----
    Total APBO                                                                                     24.5               63.0
  Unrecognized net reduction in prior service costs                                                 7.4                -
  Unrecognized net gain                                                                             1.3               -
                                                                                                  -----              -----
    Accrued liability included in other liabilities                                               $33.2              $63.0
                                                                                                  =====              =====

      The net cost of providing these benefits, included in other operating expenses, was comprised of the following:

                                                                                                       December 31,
                                                                                                 -----------------------
                                                                                                 1993               1992
                                                                                                 ----               ----
                                                                                                   (Dollars in millions)
  Service cost                                                                                     $1.1               $ .1
  Interest cost                                                                                     1.4                 .4
  Amortization                                                                                      (.4)              -
                                                                                                   ----               ----
    Net periodic cost                                                                              $2.1               $ .5
                                                                                                   ====               ====

      The discount rate used in determining the accumulated postretirement benefit obligation was 7 percent and 8 percent at December 31, 1993 and 1992, respectively. The assumed annual increase in salary levels used in determining the portion of the postretirement benefit obligation related to life benefits was 5.2 percent and 5.3 percent at December 31, 1993 and 1992, respectively. The average annual assumed rate of increase in the per capita cost of covered benefits is 12 percent for 1994 and is assumed to decrease gradually to 5 percent for 2006 and remain at that level thereafter. Increasing the assumed health care cost trend rates by 1 percentage point in each year would increase the accumulated postretirement benefit obligation by $1.7 million at December 31, 1993, and the postretirement benefit cost by $.3 million for 1993.

      Bankers has an incentive stock option plan which is authorized to grant employees or directors options to purchase shares of common stock, stock appreciation rights and limited rights (rights exercisable only in the event of a tender offer for or acquisition of 25 percent or more of BLH's outstanding common stock). The maximum number of shares of common stock which may be issued under options and related rights granted under the plan is 3.5 million, with an exercise price not less than the fair market value of the underlying shares on the date of the grant. Options may become exercisable immediately or over a period of time and remain exercisable for up to 10 years after grant. During 1993, options for 820,000 shares of BLH common stock were granted to employees at a price per share of $22.00 to $23.63. No rights have been granted and no options are vested at December 31, 1993.

      Litigation

      From time to time, the Company and its subsidiaries are involved in lawsuits which are related to their operations. In most cases, such lawsuits involve claims under insurance policies or other contracts of the Company. Even though the Company may be contesting the validity or extent of its liability in response to such lawsuits, the Company has established reserves in its consolidated financial statements which approximate its estimated potential liability. Accordingly, none of the lawsuits currently pending, either individually or in the aggregate, is expected to have a material effect on the Company's consolidated financial condition or results of operations.

      Related Party Transactions

      A director of the Company is a principal in several entities that received a total of approximately $8.3 million from the Company during the three years ended December 31, 1993, for the sale of land and the construction of facilities and approximately $2.7 million for management and rental of offices. In 1989, the Company loaned the director $8.0 million on an eight-year note with interest at the prime interest rate plus one percentage point. The note is repayable in annual installments of $1.0 million and had a balance of $2.0 million at December 31, 1993.

      Minority Interest

      Minority interest represents the interest of investors other than Conseco in Bankers and included: (i) $295.0 million, which represented such interests in the common equity of Bankers; and (ii) $(71.2), which represented the excess of the value received by BLH for the issuance of common stock over the historical accounting bases of the net assets of Bankers as described in Note 1.

      10.  SHAREHOLDERS' EQUITY:

       Authorized preferred stock is 20,000,000 shares, of which 100,000 shares of $55 Series B Redeemable Preferred Stock with a stated value of $50.0 million ($500 per share) were issued in 1987, 400,000 shares of Series C Preferred Stock with a stated value of $10.0 million ($25 per share) were issued in 1990 and 5,750,000 shares of Series D Cumulative Preferred Stock with a stated value of $287.5 million ($50 per share) were issued in January 1993 in a public offering. The Series B and Series C preferred stocks were redeemed at their stated values in 1993 and 1991, respectively. The Series D Cumulative Preferred Stock is convertible at the holder's option into shares of common stock at a conversion price of $63.75 per share, equivalent to a ratio of approximately 0.7843 shares of common stock for each share of preferred stock. Proceeds from the offering of approximately $278.5 million (after underwriting and other associated costs) were used to redeem the Series B preferred stock and were added to the Company's general funds. During 1993, 274 Series D preferred shares were converted to 215 common shares.

       Changes in the number of shares of common stock outstanding for the years 1993, 1992 and 1991, were as follows:

                                                                  1993                      1992                       1991
                                                                  ----                      ----                       ----
Balance, beginning of year                                      24,911,148                24,676,658                20,586,196
   Shares issued in public offering                                  -                         -                     4,874,000
   Stock options exercised                                         849,232                 2,086,272                   301,220
   Common shares converted from
       Series D preferred shares                                       215                     -                         -
   Shares issued under compensation
       plans                                                         1,878                    85,444                    19,004
   Treasury stock purchased                                       (450,700)               (1,937,226)               (1,103,762)
                                                                ----------                ----------                ----------
Balance, end of year                                            25,311,773                24,911,148                24,676,658
                                                                ----------                ----------                ----------
                                                                ----------                ----------                ----------

       Dividends declared on common stock for 1993, 1992 and 1991, were $.30, $.085 and $.07 per common share, respectively.

       The Company's 1983 employee stock option plan was authorized to grant options to purchase up to 12.0 million shares of the Company's common stock at a price not less than its market value on the date the option is granted. The 1983 stock option plan expired in December 1993. A new plan was adopted in 1994, subject to shareholder approval, which authorizes the granting of options to purchase up to 6.0 million shares of the Company's common stock at a price not less than its market value on the date the option is granted. The options are exercisable for up to 10 years from date of grant and may become exercisable immediately or over a period of time. The plan also permits granting of stock appreciation rights.

       Stock options granted were as follows:

                                                                                           Number of Shares
                                                                                           -----------------
                                                   Option Price              1993                1992              1991
                                                   ------------              ----                ----              ----
Outstanding at January 1,                        $2.625 to $31.125         6,402,194         8,293,832          8,490,760

Granted during the year                          $2.375 to $56.375         1,461,400              -                -
                                                 $25.375 to $31.125             -              216,490             -
                                                 $6.844 to $21.375              -                 -               113,612

Exercised during the year                        $2.625 to $26.875          (849,232)       (2,086,272)          (301,220)

Canceled during the year                         $3.063 to $53.250          (275,078)          (21,856)            (9,320)
                                                                           ---------         ---------          ---------
Outstanding at December 31,                      $2.625 to $53.25          6,739,284         6,402,194          8,293,832
                                                                           =========         =========          =========
Portion thereof that
   is exercisable at
   December 31,                                  $2.625 to $31.125         4,062,693         3,768,970          5,728,548
                                                                           =========         =========          =========
Available for future grant                                                     -             2,791,994          2,986,628
                                                                           =========         =========          =========

       In addition to 12,699,284 shares of common stock reserved for issuance under the 1983 and 1994 employee stock option plans, 711,764 shares of common stock are reserved for issuance under the defined contribution and the stock bonus and deferred compensation plans. The common stock account was reduced by $8.5 million, consisting of the unearned portion of the incentive deferred compensation program.

       In February 1994, Conseco implemented an option exercise program under which its chief executive officer and four of its executive vice presidents exercised outstanding options to purchase approximately 3.6 million shares of the Company's common stock. The options would otherwise have remained exercisable until the years 1999 and 2000. As a result of the exercise, the Company will be able to realize a tax deduction of approximately $200 million, equal to the aggregate tax gain recognized by the executives as a result of the exercise. The tax benefit together with the proceeds from exercise of the options will be reflected as an increase to paid-in capital. The Company withheld sufficient shares to cover federal and state taxes owed by the executives as a result of the exercise transaction. Net of withheld shares, the Company issued approximately 1.8 million shares of common stock to the executives. The Company also granted to the executive officers new options to purchase a total of 3,016,000 shares of the Company's common stock at $59.25 per share under the 1994 Stock Option and Incentive Plan to replace the shares surrendered for taxes and the exercise price on this and other recent option exercises and as the 1994 incentive grant to six executives.

       In addition to the 1.8 million shares retired in February as described in the preceding paragraph, the Company repurchased approximately 1.1 million shares of its common stock for $65.5 million between January 1 and March 25, 1994, as part of its previously announced stock repurchase program.

       11.  OTHER OPERATING STATEMENT DATA:

       Insurance policy income consisted of the following:

                                                                              1993              1992               1991
                                                                              ----              ----               ----
                                                                                        (Dollars in millions)
Direct premiums collected                                                   $2,169.9         $1,513.4          $ 1,899.8
Reinsurance assumed                                                              6.0              2.2               15.2
Reinsurance ceded                                                              (35.8)           (50.7)            (266.3)
                                                                            --------         --------           --------
          Premiums collected, net of reinsurance                             2,140.1          1,464.9            1,648.7
Less premiums on universal life and products
   without mortality and morbidity risk which are
   recorded as additions to insurance liabilities                              887.5          1,143.4            1,451.1
                                                                            --------         --------           --------
          Premiums on products with mortality risk,
             recorded as insurance policy income                             1,252.6            321.5              197.6
Fees and surrender charges                                                      38.8             55.3               82.6
Amortization of deferred policy fees                                             2.4              1.9                 .6
                                                                            --------         --------           --------
          Insurance policy income                                           $1,293.8         $  378.7           $  280.8
                                                                            --------         --------           --------
                                                                            --------         --------           --------

       The five states with the largest shares of the subsidiaries' premiums collected in 1993 were Illinois (15 percent), Texas (7.6 percent), Michigan (6.7 percent), Indiana (5.8 percent) and New Jersey (5.8 percent). No other state accounted for more than 5 percent of total collected premiums. Premiums on reinsurance assumed of $6.0 million, $2.2 million and $15.2 million for the years 1993, 1992 and 1991, respectively, were included in direct premiums in the preceding table.

       Other operating costs and expenses were as follows:

                                                                              1993              1992               1991
                                                                              ----              ----               ----
                                                                                        (Dollars in millions)
Commission expense                                                            $ 31.6            $ 21.4            $ 28.7
Other                                                                          182.8              80.2              65.6
                                                                              ------            ------             -----
          Other operating costs and expenses                                  $214.4            $101.6             $94.3
                                                                              ------            ------             -----
                                                                              ------            ------             -----

      Anticipated returns from the investment of policyholder balances are considered in determining the amortization of the cost of policies purchased and cost of policies produced. Sales of fixed maturity investments change the incidence of profits on such policies because capital gains (losses) are recognized currently and the expected future yields on the investment of policyholder balances are reduced (increased). Accordingly, amortization of the cost of policies purchased was increased by $46.0 million, $63.3 million and $33.0 million in the years ended December 31, 1993, 1992 and 1991, respectively, and amortization of the cost of policies produced was increased by $43.2 million, $30.1 million and $17.4 million in the years ended December 31, 1993, 1992 and 1991, respectively.

      The changes in the cost of policies purchased were as follows:

                                                                              1993              1992               1991
                                                                              ----              ----               ----
                                                                                        (Dollars in millions)
Balance, beginning of year                                                    $623.5            $555.5            $460.3
   Amounts acquired                                                              3.8             527.1             169.2
   Amortization:
       Cash flow realized                                                     (181.1)           (108.0)           (129.0)
       Interest added                                                          115.8              69.4              98.2
   Amounts related to gains on sales of investments                            (46.0)            (63.3)            (33.0)
   Amounts related to fair value adjustment
       of actively managed fixed maturities                                     (5.3)            (26.8)              -
   Transferred to cost of policies produced related to
       exchanged health policies                                               (25.4)              -                 -
   Amounts related to purchase of additional
       shares of BLH                                                           118.4               -                 -
   Amounts related to deconsolidation of CCP                                     -              (330.4)              -
   Amounts related to business sold                                             -                  -               (10.2)
                                                                              ------            ------            ------
Balance, end of year                                                          $603.7            $623.5            $555.5
                                                                              ------            ------            ------
                                                                              ------            ------            ------


       The changes in the cost of policies produced were as follows:

                                                                               1993             1992               1991
                                                                               ----             ----               ----
                                                                                        (Dollars in millions)
Balance, beginning of year                                                    $310.8            $212.9            $152.4
  Additions                                                                    168.8              89.7              89.8
  Acquired historical basis of Bankers Life                                      -               152.9               -
  Amortization                                                                 (69.4)            (20.6)            (12.6)
  Amortization of deferred revenue                                               1.3               1.0                .7
  Amounts related to gains on sales of investments                             (43.2)            (30.1)            (17.4)
  Amounts related to fair value adjustment of
     actively managed fixed maturities                                         (65.0)            (56.3)              -
  Transferred from cost of policies purchased related to
     exchanged health policies                                                  25.4               -                 -
  Amounts related to purchase of additional
     shares of BLH                                                             (73.3)              -                 -
  Amounts related to reinsurance treaty                                          3.2               -                 -
  Amounts related to deconsolidation of CCP                                      -               (38.7)              -
                                                                              ------            ------            ------
Balance, end of year                                                          $258.6            $310.8            $212.9
                                                                              ------            ------            ------
                                                                              ------            ------            ------

       Based on current conditions and assumptions as to future events on all policies in force, the Company expects to amortize in 1994 approximately 13 percent of the cost of policies purchased balance at December 31, 1993, 11 percent in 1995, 10 percent in 1996, 9 percent in 1997, and 9 percent in 1998. The average discount rate used to determine the amortization of the cost of policies purchased prior to November 19, 1992, ranged from 15 percent to 20 percent during the three-year period ended December 31, 1993. The discount rate for the cost of policies purchased thereafter is 7.5 percent.

       12.  CONSOLIDATED STATEMENT OF CASH FLOWS:

       The following non-cash items were not reflected in the consolidated statement of cash flows: in 1993, the surrender for redemption of $50.0 million stated value of ICH preferred stock in exchange for common shares of Bankers (as described in Note 2 to the consolidated financial statements) and the recapture of insurance liabilities and invested assets each totaling approximately $338.5 million in connection with the recapture of reinsurance as described in Note 6 to the consolidated financial statements.

       Cash flows from operations included interest paid on debt of $58.8 million, $42.7 million and $63.9 million in 1993, 1992 and 1991, respectively. Income taxes paid were $204.9 million, $108.5 million and $59.3 million in 1993, 1992 and 1991, respectively.

       13.  STATUTORY INFORMATION:

       Statutory accounting practices prescribed or permitted for the Company's insurance subsidiaries by regulatory authorities differ from generally accepted accounting principles. The Company's life insurance subsidiaries reported the following amounts to regulatory agencies, after appropriate eliminations of intercompany accounts among such subsidiaries:


                                                                                                        December 31,
                                                                                                --------------------------
                                                                                                1993                  1992
                                                                                                ----                  ----
                                                                                                   (Dollars in millions)
Statutory capital and surplus                                                                $  768.8                 $434.7
Asset valuation reserve                                                                          94.7                   84.7
Interest maintenance reserve                                                                    272.0                   83.7
                                                                                             --------                 ------
      Total                                                                                  $1,135.5                 $603.1
                                                                                             ========                 ======


       In connection with the acquisition of Bankers, the capital of one of the life insurance subsidiaries (Bankers Life Insurance Company of Illinois) was increased by providing cash in exchange for a surplus debenture. The remaining balance of the surplus debenture of $485.0 million at December 31, 1993, is considered a part of statutory capital and surplus of the life insurance subsidiary. Payments to BLH of principal and interest on the surplus debenture may be made from available funds only with the approval of the Illinois Department of Insurance when its Director is satisfied that the financial condition of the subsidiary warrants that action. Such approval may not be withheld provided the surplus of the subsidiary exceeds, after such payment, approximately $128 million. Such subsidiary's surplus at December 31, 1993, was $331 million.

       Statutory accounting practices require that portions of surplus, called the asset valuation reserve ("AVR") and the interest maintenance reserve ("IMR"), be appropriated and reported as liabilities. The purpose of these reserves is to stabilize statutory surplus against fluctuations in the market
value of investments.   The IMR captures all investment gains and losses on
debt instruments resulting from changes in interest rates and provides for subsequent amortization of such amounts into statutory net income on a basis reflecting the remaining life of the assets sold. The AVR captures investment gains and losses related to changes in creditworthiness and is also adjusted each year based on a formula related to the quality and loss experience of the Company's investment portfolio.

       Included in statutory capital and surplus shown above are the following investments in affiliates, all of which are eliminated in the consolidated financial statements prepared in accordance with generally accepted accounting principles:


                                                                       1993                          1992
                                                                ---------------------         ---------------------
                                                                             Admitted                      Admitted
                                                                               Asset                         Asset
                                                                Cost           Value          Cost           Value
                                                                ----           -----          ----           -----
                                                                              (Dollars in millions)
  9,098,476 shares of common stock of Conseco
     purchased in open market transactions                     $ 30.7        $  -             $30.7         $19.5
  Notes of Conseco and its non-life
     subsidiaries                                                63.0          42.4            88.9          80.6
  2,314,737 shares of common stock of BLH
     acquired from ICH in exchange for
     preferred stock of ICH previously held                      50.0          49.8             -             -
  Preferred stock of a non-life subsidiary                      900.0           -               -             -


     The following table compares the consolidated pretax income determined on a statutory accounting basis with such income reported herein in accordance with generally accepted accounting principles:

                                                                              1993              1992               1991
                                                                              ----              ----               ----
                                                                                        (Dollars in millions)
Life insurance subsidiaries:
   Pretax income as reported on a statutory
     accounting basis before deduction of
     expenses paid to affiliates and
     transfers to and from and amortization
     of the IMR                                                               $566.8            $383.7            $376.4

   Net effect of adjustments for generally
     accepted accounting principles                                            (48.1)            (72.0)            (76.1)
                                                                              ------            ------            ------
             Pretax income, generally accepted
                 accounting principles                                         518.7             311.7             300.3

Non-life companies:
   Interest expense                                                            (58.0)            (46.2)            (69.9)
   Net gain on sale of stock of Life Re                                          -                36.4               -
   Equity in earnings of CCP Insurance, Inc.                                    37.4              15.8               -
   Incentive earnings allocation from Partnership                               36.6               9.3               -
   Gain on sale of stock by subsidiaries                                       101.5              11.1               -
   All other income and expense, net
     (excluding amounts received from affiliates)                              (26.0)             (8.1)             (7.2)
                                                                              ------            ------            ------
             Consolidated pretax income, generally accepted
                 accounting principles                                        $610.2            $330.0            $223.2
                                                                              ======            ======            ======


     State insurance laws generally restrict the ability of insurance companies to pay dividends or make other distributions. Net assets of the Company's wholly owned life insurance subsidiaries, determined in accordance with generally accepted accounting principles, aggregated approximately $1.0 billion at December 31, 1993, of which approximately $18.7 million is available for distribution to Conseco in 1994 without the permission of state regulatory authorities.

     Most states have adopted risk-based capital ("RBC") rules, effective December 31, 1993, to evaluate the adequacy of statutory capital and surplus in relation to investment and insurance risks. The RBC formula is designed as an early warning tool to help state regulators identify possible weakly capitalized companies for the purpose of initiating regulatory action.
At December 31, 1993, the ratios of total adjusted capital to RBC, as defined by the rules, for all of Conseco's primary subsidiaries and investees were greater than twice the level at which regulatory attention is triggered.

14.  BUSINESS SEGMENT AND DISTRIBUTION CHANNELS:

     Conseco's earnings result from three different activities: (i) the operation of life insurance companies; (ii) services provided to both affiliates and others for fees; and (iii) the acquisition and restructuring of life insurance companies. Conseco's life insurance operations are primarily conducted through BLH (which distributes Medicare supplement policies and other life and health products to the senior citizens market through career agents, most of whom sell only Bankers' products), Western National (which distributes single premium deferred annuities through financial institutions and other annuity products through personal producing general agents), CCP (which distributes: (i) tax qualified annuities and certain employee benefit-related products primarily to school teachers and administrators through educator market specialists; and (ii) annuities and life insurance products through other diversified cost effective distribution channels) and Conseco's other wholly owned subsidiaries (which have profitable blocks of in-force life business, although new sales are currently not being emphasized).

     Financial information related to these activities is as follows:

                                                                              1993              1992               1991
                                                                              ----              ----               ----
                                                                                        (Dollars in millions)
Premiums collected, net of reinsurance
   BLH                                                                     $ 1,436.9        $    235.1       $       -
   Western                                                                     561.0             833.3           1,118.3
   CCP                                                                          -                320.5             440.3
   Conseco's other wholly owned insurance subsidiaries                         142.2              76.0              90.1
                                                                           ---------         ---------         ---------

            Total                                                          $ 2,140.1         $ 1,464.9         $ 1,648.7
                                                                           =========         =========         =========
Revenues:
   Insurance operations:
       BLH                                                                 $ 1,450.5        $    222.5       $       -
       Western                                                                 774.2             653.2             580.6
       CCP                                                                      37.4             297.6             539.1
       Conseco's other wholly owned insurance subsidiaries                     207.4             288.1             276.2
       Life Re                                                                  -                 11.3               9.3
                                                                           ---------         ---------         ---------
          Subtotal                                                           2,469.5           1,472.7           1,405.2
   Services provided for fees                                                   49.0              30.2              22.4
   Acquisition and restructuring of life insurance companies                   138.1              54.9               -
   Corporate and other                                                          14.1               9.3              10.9
   Eliminations                                                                (34.7)            (43.2)            (46.7)
                                                                           ---------         ---------         ---------
            Total                                                          $ 2,636.0         $ 1,523.9         $ 1,391.8
                                                                           =========         =========         =========
Income before income taxes, minority interest and extraordinary charge:
   Insurance operations:
       BLH                                                                 $   208.1        $     37.2       $      -
       Western                                                                 204.5             156.8             149.0
       CCP                                                                      37.4              64.7              85.9
       Conseco's other wholly owned insurance subsidiaries                      55.0              38.1              29.5
       Life Re                                                                  -                 11.3               9.3
                                                                           ---------         ---------         ---------
          Subtotal                                                             505.0             308.1             273.7
   Services provided for fees                                                   22.5              22.2              17.1
   Acquisition and restructuring of life insurance companies                   138.1              54.9               -
   Corporate and other                                                         (52.4)            (50.6)            (61.1)
   Eliminations                                                                 (3.0)             (6.2)             (6.5)
                                                                           ---------         ---------         ---------
            Total                                                         $    610.2        $    328.4        $    223.2
                                                                           =========         =========         =========
Assets:
   Insurance operations:
       BLH                                                                 $ 4,146.1         $ 3,367.5       $       -
       Western                                                               8,369.7           7,640.6           6,674.3
       CCP                                                                     244.3             130.5           4,458.1
       Conseco's other wholly owned insurance subsidiaries                     993.7           2,072.7           2,121.7
                                                                           ---------         ---------         ---------
          Subtotal                                                          13,753.8          13,211.3          13,254.1
   Servicing companies                                                          34.4              11.8               4.1
   Corporate and other                                                       1,892.1             995.5             764.3
   Eliminations                                                             (1,931.0)         (2,445.9)         (2,190.1)
                                                                           ---------         ---------         ---------
            Total                                                          $13,749.3         $11,772.7         $11,832.4
                                                                           =========         =========         =========

       15.   QUARTERLY FINANCIAL DATA (UNAUDITED):

       Earnings per common share for each quarter are computed independently of earnings per share for the year. Due to the transactions affecting the weighted average number of shares outstanding in each quarter and due to the uneven distribution of earnings during the year, the sum of the quarterly earnings per share may not equal the earnings per share for the year.

                                                                                         1993
                                                                                         ----
                                                            1st Qtr.           2nd Qtr.        3rd Qtr.           4th Qtr.
                                                            --------           --------        --------           --------
                                                                    (Dollars in millions, except per share amounts)
Insurance policy income                                     $319.5            $322.8           $324.7             $326.8
Revenues                                                     751.6             619.0            628.7              636.7
Income before income taxes, minority interest
   and extraordinary charge                                  251.1             112.8            123.0              123.3
Net income                                                   131.5              51.4             52.2               61.9

Earnings per common share and common
   equivalent share:
   Primary:
       Earnings before extraordinary charge                  $4.69             $1.55            $1.61              $1.99
       Extraordinary charge                                    .37               -                -                  .03
                                                             -----             -----            -----              -----
          Net income                                         $4.32             $1.55            $1.61              $1.96
                                                             =====             =====            =====              =====
   Fully diluted:
       Earnings before extraordinary charge                  $4.31             $1.48            $1.53              $1.87
       Extraordinary charge                                    .33               -                -                  .03
                                                             -----             -----            -----              -----

          Net income                                         $3.98             $1.48            $1.53              $1.84
                                                             =====             =====            =====              =====

                                                                                          1992
                                                                                          ----
                                                              1st Qtr.          2nd Qtr.         3rd Qtr.           4th Qtr.
                                                              --------          --------         --------           --------
                                                                      (Dollars in millions, except per share amounts)
Insurance policy income                                      $ 65.6             $ 66.6           $ 32.4            $214.1
Revenues                                                      362.9              375.3            296.8             488.9
Income before income taxes, minority interest
   and extraordinary charge                                    69.0               64.3             70.1             126.6
Net income                                                     35.3               35.0             39.4              59.8

Earnings per common share and common
   equivalent share:
   Primary:
       Earnings before extraordinary charge                   $1.11              $1.08            $1.40             $2.01
       Extraordinary charge                                     .05                .01              .11               -
                                                              -----              -----            -----             -----
          Net income                                          $1.06              $1.07            $1.29             $2.01
                                                              =====              =====            =====             =====

   Fully diluted:
       Earnings before extraordinary charge                   $1.11              $1.08            $1.40             $2.00
       Extraordinary charge                                     .05                .01              .11               -
                                                              -----              -----            -----             -----
          Net income                                          $1.06              $1.07            $1.29             $2.00
                                                              =====              =====            =====             =====

       Quarterly results of operations are based on numerous estimates, principally related to policy reserves, the amortization of cost of policies purchased, the amortization of cost of policies produced and income taxes. Such estimates are revised quarterly and are ultimately adjusted to year-end amounts. When such revisions are determined, they are reported as part of operations of the current quarter.

16.    SUBSEQUENT EVENTS:

       Conseco Capital Partners II, L.P.

       On February 2, 1994, Conseco announced the closing of Conseco Capital Partners II, L.P., a partnership which will invest in privately negotiated acquisitions of specialized annuity, life and accident and health insurance companies and related businesses, in which 36 investors committed a total of $624 million of capital. Commitments to the new partnership include $100 million from Conseco, $25 million from Bankers, $25 million from CCP, $50 million from Western and $36 million from executive officers and directors of Conseco and its affiliates.

       Initial Public Offering of Common Stock by Western National Corporation:

       On February 15, 1994, Western National Corporation ("WNC") completed the initial public offering of 37,202,500 shares of common stock, of which 2,300,000 shares were sold by WNC and 34,902,500 shares were sold by Conseco. In addition, Conseco sold 150,000 shares to the President of WNC at the initial public offering price less underwriting discounts and commissions. Prior to the initial public offering, Western National and WNC were wholly owned subsidiaries of Conseco. WNC was formed in October 1993 as a Delaware corporation to be the holding company for Western National. In connection with the organization of WNC and the transfer of the stock of Western National to WNC by Conseco, WNC issued 60,000,000 shares of its common stock and a $150.0 million, 6.75 percent senior note due March 31, 1996 (the "Conseco Note") to Conseco. On February 22, 1994, WNC completed a public offering of $150.0 million aggregate principal amount of its 7.125 percent senior notes due February 15, 2004. The net proceeds from the offering of $147.5 million (after original issue discount, underwriting discount and estimated offering expenses) and certain proceeds from WNC's initial public offering of common stock were used to repay the Conseco Note.

       The shares issued in the offering and the related transaction represent
a 60 percent interest in WNC.   The remaining common shares, which represent
a 40 percent interest, are held by Conseco. Net pretax proceeds to Conseco from the repayment of the Conseco Note and the sale of WNC shares totaling $537.9 million were used to repay a $200 million senior unsecured loan and for
other general corporate purposes.   Effective January 1, 1994, WNC will be
included in Conseco's financial statements on the equity method. In the first quarter of 1994 Conseco will report a one-time, after-tax gain of approximately $43 million as a result of the transaction. At February 15, 1994, the WNC shares owned by Conseco had a fair value of approximately $330.6 million (based on the closing price of $13.25 per share) and a net carrying value of approximately $270.0 million.

       The following summarizes selected account balances of Western National that are consolidated with the accounts of the Company in the accompanying consolidated financial statements:

                                                                                            Years ended December 31,
                                                                                        -------------------------------
                                                                                        1993         1992          1991
                                                                                        ----         ----          ----
                                                                                             (Dollars in millions)
Results of operations data:
   Revenues:
      Insurance policy income                                                            $ 21.8       $ 48.0       $ 43.9
      Investment activity:
           Net investment income                                                          610.1        507.8        450.7
           Net trading income                                                              49.6         25.0         23.8
           Net realized gains                                                              92.7         72.4         62.2
              Total revenues                                                              774.2        653.2        580.6

   Benefits and expenses:
      Insurance policy benefits                                                           101.9         93.7         88.4
      Interest expense on annuities and financial products                                333.1        267.1        249.5
      Amortization related to operations                                                   16.5         16.3         11.3
      Amortization and change in future policy benefits
           related to realized gains                                                       84.3         64.6         24.3
               Income before taxes                                                        204.5        155.2        147.8
   Income tax expense                                                                      74.5         53.0         50.3
               Net income                                                                 130.0        102.2         97.5

                                                                                              December 31,
                                                                                         ----------------------
                                                                                         1993              1992
                                                                                         ----              ----
                                                                                          (Dollars in millions)
Balance sheet data:
   Total investments                                                                   $7,918.1          $5,787.9
   Total assets                                                                         8,369.7           7,640.6
   Insurance liabilities                                                                7,379.9           6,894.3
   Total liabilities                                                                    7,608.8           7,018.3
   Total shareholder's equity                                                             760.9             622.3


      The following unaudited pro forma balance sheet data are presented as if the IPO of WNC and related transactions had occurred on December 31, 1993. The pro forma statement of operations data are presented as if such transactions had occurred on January 1, 1993 and assumes the net proceeds to Conseco from the IPO and related transactions were invested to earn 3 percent per year before income tax.

                                                                                      (Dollars in millions, except
                                                                                             per share data)
           Pro forma balance sheet data as of December 31, 1993:
             Investment in WNC                                                                 $  254.6
             Total investments                                                                  4,317.7
             Total assets                                                                       6,020.1
             Total liabilities                                                                  4,628.9
             Shareholders' equity                                                               1,167.4

           Pro forma statement of operations data for the year ended
             December 31, 1993:
               Revenues                                                                         1,942.9
               Income before extraordinary charge                                                 230.8
               Earnings before extraordinary charge per common
                 share and common equivalent share:
                    Primary                                                                        7.19
                    Fully diluted                                                                  6.79



       ITEM 9.   DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

       None.

                                 PART III
                                 --------
       The information required by Part III is hereby incorporated by reference from the Registrant's definitive proxy statement to be filed with the Commission pursuant to Regulation 14A within 120 days after December 31, 1993, except that the information required by Item 10 regarding Executive Officers is included herein under a separate caption at the end of Part I.

                                 PART IV
                                 -------
       ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM
                  8-K.

   (a) 1. Financial Statements. See Index to Financial Statements on page 47 for a list of financial statements included in this Report.

          2. Financial Statement Schedules. The following financial statement schedules are included as part of this Report immediately following the signature page:

   Schedule III -- Condensed Financial Information of Registrant (Parent
Company)

   Schedule V  -- Supplementary Insurance Information

   Schedule VI -- Reinsurance

   All other schedules are omitted because they are not applicable or are not required, or because the required information is included in the consolidated financial statements or notes thereto.

          3.  Exhibits.  See Exhibit Index immediately preceding.

   (b) Reports on Form 8-K. A report on Form 8-K dated September 30, 1993, was filed with the Commission to report under Item 2 the acquisition of 13.3 million common shares of Bankers Life Holding Corporation by Conseco. Form 8-K/A, Amendment No. 1 to this report, was filed December 14, 1993, to report under Item 7b pro forma consolidated financial information of Conseco, Inc. and Subsidiaries.

             A report on Form 8-K dated February 15, 1994 was filed with the Commission to report under Item 2 the disposition of a majority interest in Western National Corporation and to report under Item 7b pro forma financial information of Conseco and its subsidiaries.

                                      SIGNATURES

      Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 31st day of March, 1994.

                                            CONSECO, INC.


                                            By: /s/ STEPHEN C. HILBERT
                                                Stephen C. Hilbert, President


      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

 Signature                                           Title (Capacity)                                          Date
 ---------                                           ----------------                                          ----
/s/ STEPHEN C. HILBERT                            Chairman of the Board,                                         March 31, 1994
Stephen C. Hilbert                                President and Director
                                                  (Principal Executive Officer)

/s/ ROLLIN M. DICK                                Executive Vice President and Director                          March 31, 1994
Rollin M. Dick                                    (Principal Financial Officer and
                                                  Principal Accounting Officer)


Michael G. Browning                               Director                                                       March 31, 1994

/s/LOUIS P. FERRERO                               Director                                                       March 31, 1994
Louis P. Ferrero

/s/ARTHUR M. GERBER                               Director                                                       March 31, 1994
Arthur M. Gerber

/s/ DONALD F. GONGAWARE                           Director                                                       March 31, 1994
Donald F. Gongaware

/s/ M. PHIL HATHAWAY                              Director                                                       March 31, 1994
M. Phil Hathaway


                     REPORT OF INDEPENDENT ACCOUNTANTS
                      ON FINANCIAL STATEMENT SCHEDULES





To the Shareholders and
Board of Directors
Conseco, Inc.


    Our report on the consolidated financial statements of Conseco, Inc. and Subsidiaries is included on page 47 of this Form 10-K. In connection with our audits of such financial statements, we have also audited the related financial statement schedules listed in the index on page 100 of this Form 10-K.

    In our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.





                                                        /s/COOPERS & LYBRAND


Indianapolis, Indiana
March 24, 1994

                                                 CONSECO, INC. AND SUBSIDIARIES

                                                          SCHEDULE III

                                 Condensed Financial Information of Registrant (Parent Company)
                                                          Balance Sheet
                                                as of December 31, 1993 and 1992
                                                      (Dollars in millions)

                                                             ASSETS
                                                                                                1993               1992
                                                                                                ----               ----
Short-term investments                                                                       $    17.7           $   7.3
Actively managed fixed maturities                                                                 31.8               -
Equity securities                                                                                  4.7               6.6
Trading account securities                                                                         6.6               -
Other invested assets                                                                              8.5               -
Investment in CCP Insurance, Inc.                                                                244.3             130.5
Investment in Western (eliminated in consolidation)                                              760.9             622.3
Investment in wholly owned subsidiaries excluding Western
   (eliminated in consolidation)                                                                 207.8               5.0
Investment in Bankers Life Holding Corporation
   (eliminated in consolidation)                                                                 518.8             147.0
Receivable from subsidiaries (eliminated in consolidation)                                        15.1              11.6
Other assets                                                                                      45.1              34.4
                                                                                              --------            ------
          Total assets                                                                        $1,861.3            $964.7
                                                                                              ========            ======

                                              LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
   Income tax liabilities                                                                    $    92.4            $ 17.3
   Notes payable                                                                                 413.0             156.9
   Note payable to affiliate                                                                       -                 6.3
   Notes payable to subsidiaries (eliminated in consolidation)                                    58.2              80.6
   Other liabilities due subsidiaries (eliminated in consolidation)                               97.7              64.7
   Other liabilities                                                                              57.4              44.6
                                                                                              --------            ------
          Total liabilities                                                                      718.7             370.4
                                                                                              --------            ------
Shareholders' equity:
   Preferred stock                                                                               287.5              50.0
   Common stock and additional paid-in capital (no par value, 500,000,000 shares authorized, shares issued and outstanding: 1993 - 25,311,773;
       1992 - 24,911,148)                                                                        102.8             115.4
   Unrealized appreciation of securities (net of applicable deferred
       income taxes: 1993 - $41.8; 1992 - $17.3)                                                  97.5              42.9
   Retained earnings                                                                             654.8             386.0
                                                                                              --------            ------
          Total shareholders' equity                                                           1,142.6             594.3
                                                                                              --------            ------
          Total liabilities and shareholders' equity                                          $1,861.3            $964.7
                                                                                              ========            ======


                                            The accompanying note is an integral part
                                             of the condensed financial information.

                           CONSECO, INC. AND SUBSIDIARIES

                                   SCHEDULE III
           Condensed Financial Information of Registrant (Parent Company)
                               Statement of Operations
              for the years ended December 31, 1993, 1992 and 1991
                               (Dollars in millions)

                                                                                       1993               1992              1991
                                                                                       ----               ----              ----
Revenues:
   Net investment income                                                             $   8.4            $   3.6           $   3.8
   Dividends from subsidiaries (eliminated in consolidation)                            18.6               82.2              70.6
   Equity in earnings of CCP Insurance, Inc.                                            37.4               15.8               -
   Equity in earnings of Life Re                                                         -                 11.3               9.3
   Fee and interest income from subsidiaries (eliminated in consolidation)              12.0               46.5              49.8
   Gain on sale of stock of Life Re                                                      -                 36.4               -
   Gain on sale of stock by subsidiaries                                               101.5                9.2               -
   Incentive earnings allocation                                                        36.6                9.3               -
   Other income                                                                          1.7                4.1                .9
                                                                                      ------             ------            ------
           Total revenues                                                              216.2              218.4             134.4
                                                                                      ------             ------            ------
Expenses:
   Interest expense on long-term debt                                                   22.8               22.8              36.2
   Interest expense to subsidiaries (eliminated in consolidation)                        7.8               10.9              13.3
   Operating costs and expenses                                                         40.4               29.0              25.0
   Operating expenses of subsidiaries (eliminated in consolidation)                       .5                 .5                .5
                                                                                      ------             ------            ------
           Total expenses                                                               71.5               63.2              75.0
                                                                                      ------             ------            ------
           Income before income taxes, equity in undistributed
              earnings of subsidiaries and extraordinary charge                        144.7              155.2              59.4

Income tax expense (benefit)                                                            44.2               31.5              (4.6)
                                                                                      ------             ------            ------
           Income before equity in undistributed earnings
              of subsidiaries and extraordinary charge                                 100.5              123.7              64.0

Equity in undistributed earnings of subsidiaries                                       208.4               51.1              57.0
                                                                                      ------             ------            ------
           Income before extraordinary charge                                          308.9              174.8             121.0

Extraordinary charge on extinguishment of debt, net of tax                              11.9                5.3               5.0
                                                                                      ------             ------            ------
           Net income                                                                  297.0              169.5             116.0

Less preferred stock dividends                                                          20.6                5.5               6.8
                                                                                      ------             ------            ------
           Earnings applicable to common stock                                        $276.4             $164.0            $109.2
                                                                                      ======             ======            ======





                                                  The accompanying note is an integral
                                              part of the condensed financial information.

                             CONSECO, INC. AND SUBSIDIARIES

                                        SCHEDULE III

              Condensed Financial Information of Registrant (Parent Company)

                                  Statement of Cash Flows
                 for the years ended December 31, 1993, 1992 and 1991
                                   (Dollars in millions)

                                                                              1993              1992              1991
                                                                              ----              ----              ----
Cash flows from operating activities:
   Net income                                                                $297.0             $169.5            $116.0
   Adjustments to reconcile net income to net cash
      provided by operating activities:
      Equity in undistributed earnings of consolidated subsidiaries          (208.4)             (51.1)            (57.0)
      Equity in undistributed earnings of equity investments                  (36.6)             (26.9)             (9.3)
      Gain on sale of stock by subsidiaries                                  (101.5)              (9.2)              -
      Incentive earnings allocation from the Partnership                      (36.6)              (9.3)              -
      Income taxes                                                             39.3                1.1                .2
      Extraordinary gain on extinguishment of debt                             11.9                5.3               5.0
      Other                                                                    11.8                3.0              (4.9)
                                                                             ------            -------            ------
            Net cash provided (used) by operating activities                  (23.1)              82.4              50.0
                                                                             ------            -------            ------
Cash flows from investing activities:
   Redemption of debt and preferred stock by subsidiaries                     118.3               53.5              12.4
   Sales and maturities of investments                                         45.5               10.1               -
   Sale of investment in Life Re                                                -                 42.6               -
   Investments in consolidated subsidiaries                                  (391.4)            (129.7)            (69.5)
   Purchases of investments                                                   (76.2)               -                 -
   Investments in equity investments                                          (59.5)               -                 -
                                                                             ------            -------            ------
            Net cash used by investing activities                            (363.3)             (23.5)            (57.1)
                                                                             ------            -------            ------
Cash flows from financing activities:
   Issuance of equity securities, net                                         281.7                6.3             133.1
   Issuance of debt, net                                                      393.4                -                 -
   Payments on debt                                                          (180.0)             (24.8)           (101.2)
   Payments to retire equity securities                                       (75.3)             (49.4)            (19.5)
   Dividends paid                                                             (23.0)              (7.6)             (8.3)
                                                                             ------            -------            ------
            Net cash provided (used) by financing activities                  396.8              (75.5)              4.1
                                                                             ------            -------            ------
            Net decrease in short-term investments                             10.4              (16.6)             (3.0)

   Short term investments, beginning of year                                    7.3               23.9              26.9
                                                                             ------            -------            ------
   Short term investments, end of year                                       $ 17.7            $   7.3            $ 23.9
                                                                             ======            =======            ======




                                                       The accompanying note is an
                                          integral part of the condensed financial information.

       106                   CONSECO, INC. AND SUBSIDIARIES

                                       SCHEDULE III

                          Note to Condensed Financial Information

     Basis of Presentation

     The condensed financial information should be read in conjunction with the consolidated financial statements of Conseco, Inc. The condensed financial information includes the accounts and activity of the Parent Company and its non-insurance subsidiaries which act as the holding companies for the Company's life insurance subsidiaries and equity investment in CCP Insurance, Inc.

                            CONSECO, INC. AND SUBSIDIARIES

                                       SCHEDULE V

                          Supplementary Insurance Information
                                (Dollars in millions)

                                                                                Amortization
                                                                                     of
              Cost of Policies                                   Insurance    Cost of Policies
               Produced and              Insurance    Net     Policy Benefits    Produced and      Other
             Cost of Policies  Insurance   Policy   Investment      and        Cost of Policies  Operating
Segment         Purchased     Liabilities  Income     Income     Expenses(1)     Purchased(2)   Expenses(3)
- - -------         ---------     -----------  ------     ------     -----------     ------------   -----------
1993
- - ----
Bankers         $680.6         $ 2,756.7     $1,200.7   $174.7    $  900.8        $143.5           $198.1
Western          146.8           7,379.9         21.8    610.1       454.3          63.7             51.7
CCP               -                  -            -        -           -             -                -
Conseco's other
  wholly  owned
  subsidiaries    34.9            661.7          72.3    110.2       121.2          17.6             13.6
Services provided
  for fees         -                -             -        -           -             -               25.1
Corporate and
  other            -                -             -       12.4         -             -               66.5
Eliminations       -                -            (1.0)   (11.2)        -             (.9)           (29.4)
                ------        ---------      --------   ------    --------        ------           ------

      Total     $862.3        $10,798.3      $1,293.8   $896.2    $1,476.3        $223.9           $325.6
                ======        =========      ========   ======    ========        ======           ======

1992
- - ----

Bankers         $661.2        $ 2,490.2        $191.5  $  21.1      $125.4       $  25.2           $ 34.7
Western          165.2          6,894.3          48.0    507.8       397.3          80.9             18.2
CCP                -                -            67.1    187.0       159.1          26.1             47.7
Conseco's other
  wholly owned
  subsidiaries   107.9          1,996.9          81.4    181.3       199.9          29.9             20.2
Services provided
  for fees         -                -             -        -           -             -                7.6
Corporate
  and other        -                -             -        8.4         -             -               59.9
Eliminations       -           (1,342.4)         (9.3)   (17.0)        -            (9.5)           (28.7)
                ------         ---------         ------  ------     ------        ------           ------
      Total     $934.3         $10,039.0         $378.7  $888.6     $881.7        $152.6           $159.6
                ======         =========         ======  ======     ======        ======           ======
1991
- - ----

Bankers                                          $  -    $  -       $  -          $  -              $ -
Western                                            43.9   450.7      375.4          35.6             20.6
CCP                                               161.9   318.1      311.8          40.5            100.9
Conseco's other
  wholly owned
  subsidiaries                                     79.6   162.5      203.0          22.1             21.6
Services provided
  for fees                                          -       -          -             -                5.0
Corporate and other                                 -      10.0        -             -               72.0
Eliminations                                       (4.6)  (19.9)       (.1)         (4.4)           (35.4)
                                                    ----- ------    ------        ------           -----
      Total                                      $280.8  $921.4     $890.1         $93.8          $184.7
                                                 ======  ======     ======         =====          ======

(1)  Includes insurance policy benefits, change in future policy benefits and interest expense on annuities and financial products.

(2)  Includes additional amortization related to gains on sales of investments.

(3)  Includes interest expense on long-term debt, interest expense on short-term investment borrowings, change in future policy benefits related to realized gains and other operating costs and expenses.

                                    CONSECO, INC. AND SUBSIDIARIES


                                             SCHEDULE VI

                                              Reinsurance
                         for the years ended December 31, 1993, 1992 and 1991
                                        (Dollars in millions)


                                                                             1993              1992               1991
                                                                             ----              ----               ----
Life insurance in force:
   Direct                                                                  $21,554.5         $22,916.9         $22,522.1
   Assumed                                                                      89.8             108.0           1,693.5
   Ceded                                                                    (1,754.1)         (2,383.9)         (3,784.8)
                                                                           ---------         ---------         ---------
            Net insurance in force                                         $19,890.2         $20,641.0         $20,430.8
                                                                           =========         =========         =========

            Percentage of assumed to net                                          .5%               .5%              8.3%
                                                                           =========         =========         =========

Premiums recorded as revenue for generally
   accepted accounting principles:
       Direct                                                               $1,282.4            $361.2            $246.2
       Assumed                                                                   6.0               2.2              15.2
       Ceded                                                                   (35.8)            (41.9)            (63.8)
                                                                            --------            ------            ------

            Net premiums                                                    $1,252.6            $321.5            $197.6
                                                                            ========            ======            ======
            Percentage of assumed to net                                          .5%               .7%              7.7%
                                                                            ========            ======            ======

                               EXHIBIT INDEX
                        Annual Report on Form 10-K
                             of Conseco, Inc.
Exhibit
  No.                            Document
- - -------                          --------
 2.1      Stock Purchase and Redemption Agreement dated September 11, 1993 by and between I.C.H.
          Corporation and Bankers National Life Insurance Company was filed with the Commission as
          Exhibit 2.1 to the Registrant's Report on Form 8-K dated September 30, 1993, and is incorporated herein by this reference.

 2.2      Letter Agreement dated September 11,1993 between the Registrant and I.C.H. Corporation was filed with the Commission as Exhibit 2.2 to the Registrant's Report on Form 8-K dated September
          30, 1993, and is incorporated herein by this reference.

 3.1      Amended and Restated Articles of Incorporation of the Registrant were filed with the Commission as Exhibit 3.1 to the Registration Statement on Form S-2, No. 33-8498; Articles of Amendment
          thereto, as filed September 9, 1988 with the Indiana Secretary of State, were filed with the
          Commission as Exhibit 3.1.1 to the Registrant's Annual Report on Form 10-K for 1988; and
          Articles of Amendment thereto, as filed June 13, 1989 with the Indiana Secretary of State, were filed with the Commission as Exhibit 3.1.2 to the Registrant's Report on Form 10-Q for the
          quarter ended June 30, 1989, and Articles  of Amendment thereto, as filed June 29, 1993 with the Indiana Secretary of State, were filed with the Commission as Exhibit 3.1.3 to the Registrant's
          Report on Form 10-Q for the quarter ended June 30, 1993, and is incorporated herein by this reference.

 3.2      Amended and Restated By-Laws of the Registrant effective February 10, 1986 were filed with the
          Commission as Exhibit 3.2 to its Registration Statement on Form S-1, No. 33-4367, and an
          Amendment thereto was filed with the Commission as Exhibit 3.2.1 to Amendment No. 2 to its
          Registration Statement on Form S-1, No. 33-4367; and are incorporated herein by this reference.

 4.8      Indenture dated as of February 18, 1993, between the Registrant and Shawmut Bank Connecticut,
          National Association, as Trustee, for the 8 1/8 percent Senior Notes due 2003, was filed with the
          Commission as Exhibit 4.8 to the Registrant's Annual Report on Form 10-K for 1992, and is
          incorporated herein by this reference.

 4.11     Articles of Amendment to the Registrant's Articles of Incorporation as filed January 22, 1993, with the Indiana Secretary of State establishing the designations, rights and preferences of the
          Series D Cumulative Convertible Preferred Stock were filed with the Commission as Exhibit 4.11 to the Registrant's Annual Report on Form 10-K for 1992, and is incorporated herein by this reference.

 10.1.2   Employment Agreement dated January 1, 1987, between the Registrant and Stephen C. Hilbert was filed with the Commission as Exhibit 10.1.2 to the Registrant's Annual Report on Form 10-K
          for 1986, and Amendment No. 1 thereto were filed with the Commission as Exhibit 10.1.2 to the
          Registrant's Annual Report on Form 10-K for 1987; and are incorporated herein by this reference.

 10.1.3   Employment Agreement dated July 1, 1991, between the Registrant and Rollin M. Dick was filed with the Commission as Exhibit 10.1.3 to the Registrant's Report on Form 10-Q for the quarter ended June 30, 1991, and is incorporated herein by this reference.

 10.1.4   Employment Agreement dated July 1, 1991, between the Registrant and Donald F. Gongaware was filed with the Commission as Exhibit 10.1.4 to the Registrant's Report on Form 10-Q for the
          quarter ended June 30, 1991, and is  incorporated herein by this reference.

 10.1.5   Employment Agreement dated July 1, 1991, between the Registrant and Lawrence W. Inlow was filed with the Commission as Exhibit 10.1.5 to the Registrant's Report on Form 10-Q for the
          quarter ended June 30, 1991, and is incorporated herein by this reference.

Exhibit
  No.                            Document
- - -------                          --------
 10.1.7   Employment Agreement dated July 1, 1991, between the Registrant and Walter T. Kirkbride was filed with the Commission as Exhibit 10.1.7 to the Registrant's Report on Form 10-Q for the
          quarter ended June 30, 1991 and is incorporated herein by this reference.

 10.1.9   Secured Promissory Note of Stephen C. Hilbert and Pledge Agreement between the Registrant and
          Stephen C. Hilbert dated February 25, 1988, were filed with the Commission as Exhibit 10.1.9 to the Registrant's Report on Form 10-Q for the quarter ended March 31, 1988, and are incorporated herein by this reference.

 10.1.10  Employment Agreement dated August 17, 1992, between the Registrant and Ngaire E. Cuneo was filed with the Commission as Exhibit 10.1.10 to the Registrant's Report on Form 10-Q for the
          quarter ended September 30, 1992, and is incorporated herein by this reference.

 10.8     The Registrant's Stock Option Plan was filed with the Commission as Exhibit B to its definitive
          Proxy Statement dated December 10, 1983; Amendment No. 1 thereto was filed with the
          Commission as Exhibit 10.8.1 to its Report on Form 10-Q for the quarter ended June 30, 1985;
          Amendment No. 2 thereto was filed with the Commission as Exhibit 10.8.2 to its Registration
          Statement on Form S-1, No. 33-4367; Amendment No. 3 thereto was filed with the Commission as Exhibit 10.8.3 to the Registrant's Annual Report on Form 10-K for 1986; Amendment No. 4
          thereto was filed with the Commission as Exhibit 10.8 to the Registrant's Annual Report on Form
          10-K for 1987; Amendment No. 5 thereto was filed with the Commission as Exhibit 10.8 to the
          Registrants's Report on Form 10-Q for the quarter ended September 30, 1991; and are incorporated herein by this reference.

 10.8.2   ConsecoSave Plan dated as of January 1, 1993, was filed with the Commission as Exhibit 10.8.2 to the Registrant's Annual Report on Form 10-K for 1992, and is incorporated herein by this reference.

 10.8.3   The Registrant's Cash Bonus Plan was filed with the Commission as Exhibit 10.8.3 to the
          Registrant's Report on Form 10-Q for the quarter ended March 31, 1989, and is incorporated herein by this reference.

 10.8.4   Amended and Restated Conseco Stock Bonus and Deferred Compensation Program was filed with the Commission as Exhibit 10.8.4 to the Registrant's Annual Report on Form 10-K for 1992, and
          is incorporated herein by this reference.

*10.8.5   Amendment of ConsecoSave Plan.

*10.8.6   Conseco Performance - Based Compensation Bonus Plan for Executive Vice Presidents.

 10.18.6  Assignment of Real Estate Purchase Agreement dated April 20, 1992 between Lincoln Income
          Life Insurance Company and Browning Construction, Inc. was filed with the Commission as
          Exhibit 10.8.6 to the Registrant's Report on Form 10-Q for the quarter ended March 31, 1992, and is incorporated herein by this reference.

 10.18.7  Assignment of Real Estate Purchase Agreement dated April 20, 1992 between Lincoln Income
          Life Insurance Company and Browning Construction, Inc. was filed with the Commission as
          Exhibit 10.8.7 to the Registrant's Report on Form 10-Q for the quarter ended March 31, 1992, and is incorporated herein by this reference.

Exhibit
  No.                           Document
- - -------                         --------
 10.18.9  Promissory Note of Michael Browning dated January 1, 1990 in the principal amount of
          $8,000,000 and Collateral Assignment of Corporate Stock evidencing a collateralized loan from
          Lincoln Income Life Insurance Company were filed with the Commission as Exhibit 10.18.9 to the Registrant's Report on Form 10-Q for the quarter ended March 31, 1990, and are incorporated herein by this reference.

 10.18.10 Construction agreement dated April 2, 1992 between Lincoln Income Life Insurance Company and
          Browning Construction, Inc. was filed with the Commission as Exhibit 10.8.10 to the Registrant's
          Report on Form 10-Q for the quarter ended March 31, 1992, and is incorporated herein by this reference.

 10.18.18 Contract for Purchase of Real Estate dated December 1, 1992, between Lincoln Income Life
          Insurance Company and Technology Center Associates, L.P. was filed with the Commission as
          Exhibit 10.18.18 to the Registrant's Annual Report on Form 10-K for 1992, and is incorporated herein by this reference.

 10.18.19 Contract for Purchase of Real Estate and Building dated December 1, 1992, between Lincoln
          Income Life Insurance Company and Technology Center Associates, L.P. was filed with the
          Commission as Exhibit 10.18.19 to the Registrant's Annual Report on Form 10-K for 1992, and
          is incorporated herein by this reference.

*10.18.20 Construction Agreement dated February 7, 1994 between the Registrant and Browning
          Construction, Inc.

*10.18.21 Agency Agreement dated December 17, 1993 between Bankers National Life Insurance Company and Browning Investments, Inc.

*10.18.22 Agreement to Assign Contract for Purchase of Real Estate dated January 7, 1994 between Bankers
          National Life Insurance Company and Carmel Drive Realty, Inc.

*10.18.23 Contract for Purchase of Real Estate dated January 7, 1994 between Bankers National Life
          Insurance Company and Meridian Mile Associates, L.P.

*10.18.24 Development Agreement dated January 7, 1994 between Bankers National Life Insurance
          Company and Browning Investments, Inc.

*10.18.25 Construction Agreement dated July 29, 1993 between Bankers National Life Insurance Company and Browning Construction, Inc.

 10.23    Aircraft Lease Agreement dated December 22, 1988, between General Electrical Capital
          Corporation and Conseco Investment Holding Company was filed with the Commission as Exhibit
          10.23 to the Registrant's Annual Report on Form 10-K for 1988, and is incorporated herein by this reference.

*10.23.1  Amendment to Aircraft Lease Agreement dated December 22, 1988, between General Electric
          Capital Corporation and Conseco Investment Holding Company.

 10.24    Aircraft Lease Agreement dated April 26, 1991 between General Electric Capital Corporation and
          Conseco Investment Holding Company was filed with the Commission as Exhibit 10.29 to the
          Registrant's Report on Form 10-Q for the quarter ended September 31, 1991, and is incorporated herein by this reference.

*10.24.1  Amendment to Aircraft Lease Agreement dated April 26, 1991, between General Electric Capital
          Corporation and Conseco Investment Holding Company.

*10.25    Aircraft Lease Purchase Agreement dated December 28, 1993, between MetLife Capital
          Corporation and Conseco Investment Holding Company.

Exhibit
  No.                            Document
- - -------                          --------
 10.30    Stock Acquisition Agreement dated February 20, 1992, relating to Bankers Life and Casualty
          Company was filed with the Commission, as Exhibit 10.30 to the Registrant's Annual Report on
          Form 10-K for 1991 and Amendments thereto were filed with the Commission as Exhibit 2 to the
          Registrant's Report on Form 8-K dated November 20, 1992; and are incorporated herein by this reference.

 10.31    Helicopter Lease Agreement dated April 9, 1992 between General Electric Capital Corporation and Conseco Investment Holding Company was filed with the Commission as Exhibit 10.31 to the
          Registrant's Report on Form 10-Q for the quarter ended June 30, 1992, and is incorporated herein by this reference.

*10.32    Aircraft Lease Agreement dated October 6, 1993, between General Electric Capital Corporation and Conseco Investment Holding Company and the associated Assignment Agreement dated
          October 25, 1993, between General Electric Capital Corporation and Nationsbanc Leasing
          Corporation.

*10.33.1  U.S. Purchase Agreement dated February 8, 1994 among Western National Corporation, Conseco
          Investment Holding Company, Conseco, Inc. and Merrill Lynch & Co., Merrill Lynch, Pierce,
          Fenner & Smith Incorporated, Dean Witter Reynolds Inc., Goldman, Sachs & Co. and Ladenburg,
          Thalmann and Co., Inc. as representatives of the several underwriters named therein.

*10.33.2  International Purchase Agreement dated February 8, 1994 among Western National Corporation,
          Conseco Investment Holding Company, Conseco, Inc., and Merrill Lynch International Limited,
          Dean Witter International Ltd., Goldman Sachs International Limited and Ladenburg, Thalmann
          & Co. Inc., as Lead Managers of the several managers named therein.

*10.34    Separation Agreement dated February 8, 1994 between Conseco, Inc. and Western National
          Corporation

*11.1     Computation of Earnings Per Share - Primary.

*11.2     Computation of Earnings Per Share - Fully Diluted.

*12.1     Computation of Ratio of Earnings to Fixed Charges and Preferred Dividends.

*12.2     Computation of Ratio of Earnings to Fixed Charges and Preferred Dividends for Which Conseco
          is Directly Liable.

*21       List of Subsidiaries.

*23       Consent of Independent Accountants

          *Filed herewith

Exhibit
  No.                            Document
- - -------                          --------

Executive Compensation Plans and Arrangements
 10.1.2   Employment Agreement dated January 1, 1987, between the Registrant and Stephen C. Hilbert was filed with the Commission as Exhibit 10.1.2 to the Registrant's Annual Report on Form 10-K
          for 1986, and Amendment No. 1 thereto were filed with the Commission as Exhibit 10.1.2 to the
          Registrant's Annual Report on Form 10-K for 1987; and are incorporated herein by this reference.

 10.1.3   Employment Agreement dated July 1, 1991, between the Registrant and Rollin M. Dick was filed with the Commission as Exhibit 10.1.3 to the Registrant's Report on Form 10-Q for the quarter ended June 30, 1991, and is incorporated herein by this reference.

 10.1.4   Employment Agreement dated July 1, 1991, between the Registrant and Donald F. Gongaware was filed with the Commission as Exhibit 10.1.4 to the Registrant's Report on Form 10-Q for the
          quarter ended June 30, 1991, and is  incorporated herein by this reference.

 10.1.5   Employment Agreement dated July 1, 1991, between the Registrant and Lawrence W. Inlow was filed with the Commission as Exhibit 10.1.5 to the Registrant's Report on Form 10-Q for the
          quarter ended June 30, 1991, and is incorporated herein by this reference.

 10.1.7   Employment Agreement dated July 1, 1991, between the Registrant and Walter T. Kirkbride was filed with the Commission as Exhibit 10.1.7 to the Registrant's Report on Form 10-Q for the
          quarter ended June 30, 1991 and is incorporated herein by this reference.

 10.1.9   Secured Promissory Note of Stephen C. Hilbert and Pledge Agreement between the Registrant and
          Stephen C. Hilbert dated February 25, 1988, were filed with the Commission as Exhibit 10.1.9 to the Registrant's Report on Form 10-Q for the quarter ended March 31, 1988, and are incorporated herein by this reference.

 10.1.10  Employment Agreement dated August 17, 1992, between the Registrant and Ngaire E. Cuneo was filed with the Commission as Exhibit 10.1.10 to the Registrant's Report on Form 10-Q for the
          quarter ended September 30, 1992, and is incorporated herein by this reference.

 10.8     The Registrant's Stock Option Plan was filed with the Commission as Exhibit B to its definitive
          Proxy Statement dated December 10, 1983; Amendment No. 1 thereto was filed with the
          Commission as Exhibit 10.8.1 to its Report on Form 10-Q for the quarter ended June 30, 1985;
          Amendment No. 2 thereto was filed with the Commission as Exhibit 10.8.2 to its Registration
          Statement on Form S-1, No. 33-4367; Amendment No. 3 thereto was filed with the Commission as Exhibit 10.8.3 to the Registrant's Annual Report on Form 10-K for 1986; Amendment No. 4
          thereto was filed with the Commission as Exhibit 10.8 to the Registrant's Annual Report on Form
          10-K for 1987; Amendment No. 5 thereto was filed with the Commission as Exhibit 10.8 to the
          Registrants's Report on Form 10-Q for the quarter ended September 30, 1991; and are incorporated herein by this reference.

 10.8.2   ConsecoSave Plan dated as of January 1, 1993, was filed with the Commission as Exhibit 10.8.2 to the Registrant's Annual Report on Form 10-K for 1992, and is incorporated herein by this reference.

 10.8.3   The Registrant's Cash Bonus Plan was filed with the Commission as Exhibit 10.8.3 to the
          Registrant's Report on Form 10-Q for the quarter ended March 31, 1989, and is incorporated herein by this reference.

 10.8.4   Amended and Restated Conseco Stock Bonus and Deferred Compensation Program was filed with the Commission as Exhibit 10.8.4 to the Registrant's Annual Report on Form 10-K for 1992, and
          is incorporated herein by this reference.

*10.8.5   Amendment of ConsecoSave Plan.

*10.8.6   Conseco Performance - Based Compensation Bonus Plan for Executive Vice Presidents.
