Form 10-Q
period 1994-03-31
CONSECO INC
filed 1994-05-13
CIK 719241

                             UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                               Form 10-Q

    [ x ]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 1994

    [   ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from        to


                    Commission File Number  0-11164


                             Conseco, Inc.

                Indiana                         No. 35-1468632
         ----------------------         ------------------------------
         State of Incorporation         IRS Employer Identification No.


       11825 N. Pennsylvania Street
          Carmel, Indiana  46032                (317) 573-6100
   --------------------------------------       --------------
   Address of principal executive offices          Telephone


  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days: Yes [ x ]  No [   ]



   Shares of common stock outstanding as of May 2, 1994:  25,271,963

                                           PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                                           CONSECO, INC. AND SUBSIDIARIES

                                             CONSOLIDATED BALANCE SHEET
                                                (Dollars in millions)

                                                       ASSETS

                                                                                        March 31,    December 31,
                                                                                          1994           1993
                                                                                          ----           ----
                                                                                       (unaudited)     (audited)
Investments:
  Fixed maturities:
     Actively managed at fair value (amortized cost: 1994 - $2,778.7;
        1993 - $9,525.4). . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $2,684.2      $ 9,820.6
     Held to maturity at amortized cost (fair value: 1994 - $ - ;
        1993 - $1.6). . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       -              1.1
  Equity securities at fair value (cost: 1994 - $14.9; 1993- $30.2) . . . . . . . . .      14.7           30.3
  Mortgage loans. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      79.9          158.4
  Credit-tenant loans . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      33.2          326.9
  Policy loans. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     117.3          190.0
  Investment in Western National Corporation. . . . . . . . . . . . . . . . . . . . .     221.1            -
  Investment in CCP Insurance, Inc. . . . . . . . . . . . . . . . . . . . . . . . . .     228.8          244.3
  Other invested assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      42.5           64.2
  Trading account securities. . . . . . . . . . . . . . . . . . . . . . . . . . . . .      24.1          105.8
  Short-term investments. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     590.4          666.4
  Assets held in separate accounts. . . . . . . . . . . . . . . . . . . . . . . . . .      77.1           81.1
                                                                                       --------      ---------
          Total investments . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   4,113.3       11,689.1

Accrued investment income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      51.8          168.3
Reinsurance receivables . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     428.7          511.1
Cost of policies purchased. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     581.6          603.7
Cost of policies produced . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     201.7          258.6
Goodwill (net of accumulated amortization:
  1994 - $16.4; 1993 - $14.3) . . . . . . . . . . . . . . . . . . . . . . . . . . . .     318.1          320.6
Property and equipment at cost (net of accumulated depreciation:
  1994 - $21.2; 1993 - $21.1) . . . . . . . . . . . . . . . . . . . . . . . . . . . .      70.3           71.7
Other assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     135.8          126.2
                                                                                       --------      ---------
          Total assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $5,901.3      $13,749.3
                                                                                       ========      =========







                                              (continued on next page)

                The accompanying notes are an integral part of the consolidated financial statements.

                                           CONSECO, INC. AND SUBSIDIARIES

                                        CONSOLIDATED BALANCE SHEET, continued
                                                (Dollars in millions)

                                        LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                                        March 31,    December 31,
                                                                                          1994           1993
                                                                                          ----           ----
                                                                                       (unaudited)     (audited)
Liabilities:
   Insurance liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $3,481.9      $10,798.3
   Income tax liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      55.7          118.2
   Investment borrowings. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     312.3          427.7
   Other liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     293.0          256.4
   Liabilities related to separate accounts . . . . . . . . . . . . . . . . . . . . .      75.8           79.0
   Notes payable of Conseco . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     195.8          413.0
   Notes payable of Bankers Life Holding Corporation,
      not direct obligations of Conseco . . . . . . . . . . . . . . . . . . . . . . .     279.5          290.3
                                                                                       --------      ---------

          Total liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   4,694.0       12,382.9
                                                                                       --------      ---------
Minority interest . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     223.2          223.8
                                                                                       --------      ---------
Shareholders' equity:
   Preferred stock. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     287.5          287.5
   Common stock and additional paid-in capital, no par value,
       500,000,000 shares authorized, shares outstanding:
        1994 - 25,849,939; 1993 - 25,311,773. . . . . . . . . . . . . . . . . . . . .     174.6          102.8
   Unrealized appreciation (depreciation) of securities
       (net of applicable deferred income
       taxes: 1994 - $(11.8); 1993 - $41.8) . . . . . . . . . . . . . . . . . . . . .     (29.1)          97.5
   Retained earnings. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     551.1          654.8
                                                                                       --------      ---------
          Total shareholders' equity. . . . . . . . . . . . . . . . . . . . . . . . .     984.1        1,142.6
                                                                                       --------      ---------
          Total liabilities and shareholders' equity. . . . . . . . . . . . . . . . .  $5,901.3      $13,749.3
                                                                                       ========      =========
















                The accompanying notes are an integral part of the consolidated financial statements.

                                           CONSECO, INC. AND SUBSIDIARIES

                                        CONSOLIDATED STATEMENT OF OPERATIONS
                                    (Dollars in millions, except per share data)
                                                     (unaudited)

                                                                                           Three months ended
                                                                                               March 31,
                                                                                          -------------------
                                                                                          1994           1993
                                                                                          ----           ----
Revenues:
  Insurance policy income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $321.1         $319.5
  Investment activity:
     Net investment income. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     68.5          206.1
     Net trading income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      -             37.1
     Net realized gain (loss) . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     (7.6)          33.7
  Fee revenue . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     12.9            7.1
  Equity in earnings of Western National Corporation. . . . . . . . . . . . . . . . . .     21.9            -
  Equity in earnings of CCP Insurance, Inc. . . . . . . . . . . . . . . . . . . . . . .      8.0            7.7
  Merchant banking income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     65.3          138.1
  Other income. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       .1             .2
                                                                                          ------         ------

        Total revenues. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    490.2          749.5
                                                                                          ------         ------
Benefits and expenses:
  Insurance policy benefits . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    232.3          252.7
  Change in future policy benefits. . . . . . . . . . . . . . . . . . . . . . . . . . .     11.1           14.2
  Interest expense on annuities and financial products. . . . . . . . . . . . . . . . .     14.6          101.7
  Interest expense on long-term debt. . . . . . . . . . . . . . . . . . . . . . . . . .     13.5           16.1
  Interest expense on short-term investment borrowings. . . . . . . . . . . . . . . . .      2.2            1.3
  Amortization related to operations. . . . . . . . . . . . . . . . . . . . . . . . . .     30.2           31.2
  Amortization and change in future policy benefits
     related to realized gains  . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (.9)          28.9
  Other operating costs and expenses. . . . . . . . . . . . . . . . . . . . . . . . . .     53.0           52.3
                                                                                          ------         ------
        Total benefits and expenses . . . . . . . . . . . . . . . . . . . . . . . . . .    356.0          498.4
                                                                                          ------         ------
        Income before income taxes, minority
           interest and extraordinary charge. . . . . . . . . . . . . . . . . . . . . .    134.2          251.1

Income tax expense. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     39.8           93.9
                                                                                          ------         ------
        Income before minority interest and extraordinary charge  . . . . . . . . . . .     94.4          157.2

Less minority interest. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     11.9           14.8
                                                                                          ------         ------

        Income before extraordinary charge. . . . . . . . . . . . . . . . . . . . . . .     82.5          142.4

Extraordinary charge on extinguishment of debt,
  net of taxes and minority interest. . . . . . . . . . . . . . . . . . . . . . . . . .      2.4           10.9
                                                                                          ------         ------



                                              (continued on next page)

                The accompanying notes are an integral part of the consolidated financial statements.

                                           CONSECO, INC. AND SUBSIDIARIES

                                   CONSOLIDATED STATEMENT OF OPERATIONS, continued
                                    (Dollars in millions, except per share data)
                                                     (unaudited)
                                                                                           Three months ended
                                                                                               March 31,
                                                                                          -------------------
                                                                                          1994           1993
                                                                                          ----           ----
        Net income. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       80.1          131.5

Less preferred stock dividends. . . . . . . . . . . . . . . . . . . . . . . . . . . .        4.7            4.7
                                                                                          ------         ------
        Earnings applicable to common stock . . . . . . . . . . . . . . . . . . . .       $ 75.4         $126.8
                                                                                          ======         ======

Earnings per common share and common equivalent share:
  Primary:
     Weighted average shares. . . . . . . . . . . . . . . . . . . . . . . . . . . .   28,304,000     29,374,000
     Earnings before extraordinary charge . . . . . . . . . . . . . . . . . . . . .        $2.76          $4.69
     Extraordinary charge . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          .09            .37
                                                                                           -----          -----
       Net income. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         $2.67          $4.32
                                                                                           =====          =====

  Fully diluted:
     Weighted average shares. . . . . . . . . . . . . . . . . . . . . . . . . . . .   32,814,000     32,707,000
     Earnings before extraordinary charge . . . . . . . . . . . . . . . . . . . . .        $2.51          $4.31
     Extraordinary charge . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          .07            .33
                                                                                           -----          -----
       Net income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        $2.44          $3.98
                                                                                           =====          =====























                The accompanying notes are an integral part of the consolidated financial statements.

                                           CONSECO, INC. AND SUBSIDIARIES

                                   CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                                (Dollars in millions)
                                                     (unaudited)
                                                                                           Three months ended
                                                                                               March 31,
                                                                                          -------------------
                                                                                          1994           1993
                                                                                          ----           ----
Preferred stock:
  Balance, beginning of period. . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $287.5       $   50.0
     Series D preferred shares issued . . . . . . . . . . . . . . . . . . . . . . . . .     -             287.5
                                                                                          ------       --------
  Balance, end of period. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $287.5       $  337.5
                                                                                          ======       ========
Common stock and additional paid-in capital:
  Balance, beginning of period. . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $102.8       $  115.4
     Amounts related to stock options and employee benefit plans. . . . . . . . . . . .     17.4            1.4
     Tax benefit related to issuance of shares under employee benefit plans . . . . . .     67.5            4.4
     Cost of shares acquired charged to common stock and additional
        paid-in capital . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    (13.1)           -
     Cost of issuance of Series D preferred stock . . . . . . . . . . . . . . . . . . .     -              (9.0)
                                                                                          ------       --------
  Balance, end of period. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $174.6       $  112.2
                                                                                          ======       ========
Unrealized appreciation (depreciation) of securities:
  Balance, beginning of period. . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $ 97.5      $    42.9
     Change in unrealized appreciation (depreciation) . . . . . . . . . . . . . . . . .   (126.6)          34.7
                                                                                          ------       --------
  Balance, end of period. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $(29.1)     $    77.6
                                                                                          ======       ========
Retained earnings:
  Balance, beginning of period. . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $654.8       $  386.0
     Net income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     80.1          131.5
     Cost of shares acquired charged to retained earnings . . . . . . . . . . . . . . .   (175.9)           -
     Dividends on common stock. . . . . . . . . . . . . . . . . . . . . . . . . . . . .     (3.2)           (.6)
     Dividends on preferred stock . . . . . . . . . . . . . . . . . . . . . . . . . . .     (4.7)          (4.7)
                                                                                          ------       --------
  Balance, end of period. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $551.1       $  512.2
                                                                                          ======       ========
        Total shareholders' equity. . . . . . . . . . . . . . . . . . . . . . . . . . .   $984.1       $1,039.5
                                                                                          ======       ========











                The accompanying notes are an integral part of the consolidated financial statements.

                                           CONSECO, INC. AND SUBSIDIARIES

                                        CONSOLIDATED STATEMENT OF CASH FLOWS
                                                (Dollars in millions)
                                                     (unaudited)
                                                                                           Three months ended
                                                                                               March 31,
                                                                                          -------------------
                                                                                          1994           1993
                                                                                          ----           ----
Cash flows from operating activities:
  Net income. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $ 80.1       $  131.5
  Adjustments to reconcile net income to net cash
     provided by operating activities:
        Amortization and depreciation . . . . . . . . . . . . . . . . . . . . . . . . .     31.1           62.2
        Income taxes. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     34.2           71.3
        Insurance liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     29.2            4.9
        Interest credited to insurance liabilities. . . . . . . . . . . . . . . . . . .     14.6          101.7
        Fees charged to insurance liabilities . . . . . . . . . . . . . . . . . . . . .     (8.9)          (9.8)
        Accrual and amortization of investment income . . . . . . . . . . . . . . . . .    (11.1)         (29.4)
        Deferral of cost of policies produced . . . . . . . . . . . . . . . . . . . . .    (31.6)         (42.8)
        Merchant banking income . . . . . . . . . . . . . . . . . . . . . . . . . . . .    (65.3)        (138.1)
        Equity in earnings of Western National Corporation. . . . . . . . . . . . . . .    (21.9)            -
        Equity in earnings of CCP Insurance, Inc. . . . . . . . . . . . . . . . . . . .     (7.8)          (7.7)
        Trading account securities. . . . . . . . . . . . . . . . . . . . . . . . . . .     20.9           69.1
        Minority interest . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     11.4           14.8
        Extraordinary charge on extinguishment of debt. . . . . . . . . . . . . . . . .      2.4           10.9
        Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     13.9           50.6
                                                                                          ------       --------
              Net cash provided by operating activities . . . . . . . . . . . . . . . .     91.2          289.2
                                                                                          ------       --------
Cash flows from investing activities:
  Proceeds from sale of shares of Western National Corporation and
     related transactions . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    537.9            -
  Sales of investments. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    562.2        1,615.5
  Maturities and redemptions. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     56.5          337.5
  Purchases of investments. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   (705.6)      (2,581.5)
  Cash held by Western National Corporation before deconsolidation
     and the settlement of intercompany balances. . . . . . . . . . . . . . . . . . . .   (352.5)           -
  Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     (4.3)         (74.6)
                                                                                          ------       --------
              Net cash provided (used) by investing activities  . . . . . . . . . . . .     94.2         (703.1)
                                                                                          ------       --------
Cash flows from financing activities:
  Issuance of capital stock   . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     16.0          279.4
  Issuance of debt of Conseco, net. . . . . . . . . . . . . . . . . . . . . . . . . . .      -            195.6
  Payments on debt of Conseco   . . . . . . . . . . . . . . . . . . . . . . . . . . . .   (220.3)        (154.8)
  Payments on debt of subsidiary - not direct obligations of Conseco. . . . . . . . . .    (11.0)         (10.0)
  Payments to repurchase equity securities. . . . . . . . . . . . . . . . . . . . . . .   (189.0)           -
  Deposits to insurance liabilities . . . . . . . . . . . . . . . . . . . . . . . . . .     76.2          271.6
  Investment borrowings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    105.1          178.5
  Withdrawals from insurance liabilities. . . . . . . . . . . . . . . . . . . . . . . .    (30.5)        (134.5)
  Dividends paid  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     (7.9)          (2.0)
                                                                                          ------       --------
              Net cash provided (used) by financing activities. . . . . . . . . . . . .   (261.4)         623.8
                                                                                          ------       --------
              Net increase (decrease) in short-term investments . . . . . . . . . . . .    (76.0)         209.9

Short-term investments, beginning of period . . . . . . . . . . . . . . . . . . . . . .    666.4          666.6
                                                                                          ------       --------
Short-term investments, end of period . . . . . . . . . . . . . . . . . . . . . . . . .   $590.4       $  876.5
                                                                                          ======       ========

                The accompanying notes are an integral part of the consolidated financial statements.

                        CONSECO, INC. AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (unaudited)


      The following notes should be read in conjunction with the notes to consolidated financial statements included in the 1993 Form 10-K of Conseco, Inc. ("Conseco" or the "Company").

      SIGNIFICANT ACCOUNTING POLICIES

      The unaudited consolidated financial statements as of March 31, 1994, and for the three months ended March 31, 1994 and 1993, reflect all adjustments, consisting only of normal recurring items, which are necessary to present fairly the Company's financial position and results of operations on a basis consistent with that of the prior audited consolidated financial statements. The consolidated financial statements include Conseco, Inc., its wholly owned subsidiaries and Bankers Life Holding Corporation and its wholly owned subsidiaries ("BLH"). Conseco's principal wholly owned insurance subsidiaries are Bankers National Life Insurance Company, National Fidelity Life Insurance Company and Lincoln American Life Insurance Company. In the first quarter of 1993 and as of December 31, 1993, the consolidated financial statements also included the accounts of Western National Life Insurance Company ("Western"). As described under "Investment in Western National Corporation" in these notes, Western National Corporation ("WNC"), a company formed to be the holding company for Western, completed an initial public offering ("IPO") of its common stock on February 15, 1994. The shares issued in the offering represented a 60 percent interest in WNC. The remaining common shares, which represent a 40 percent interest, are held by the Company. Accordingly, WNC is included in Conseco's financial statements on the equity basis as of January 1, 1994. Intercompany amounts and transactions among consolidated subsidiaries are eliminated. Certain amounts from the prior period were reclassified to conform to the 1994 presentation.

      ADJUSTMENT TO ACTIVELY MANAGED FIXED MATURITIES

      The Company classifies fixed maturity investments into two categories:
"actively managed" (which are carried at estimated fair value) and "held to maturity" (which are carried at amortized cost). There were no fixed maturity investments held to maturity at March 31, 1994. The adjustment to carry actively managed fixed maturity investments at fair value (as described in note 1 to the consolidated financial statements included in the Company's 1993 Form 10-K) resulted in the following cumulative effects on balance sheet accounts as of March 31, 1994:

                                                                               Adjustment to Carry
                                                                 Balance        Actively Managed
                                                                 before         Fixed Maturities        Reported
                                                               Adjustment         at Fair Value          Amount
                                                               ----------         -------------          ------
                                                                              (Dollars in millions)
   Actively managed fixed maturities. . . . . . . . . . . . . . $2,778.7              $(94.5)           $2,684.2
   Cost of policies purchased . . . . . . . . . . . . . . . . .    545.0                36.6               581.6
   Cost of policies produced. . . . . . . . . . . . . . . . . .    185.4                16.3               201.7
   Income tax liabilities . . . . . . . . . . . . . . . . . . .     72.6               (15.9)               56.7
   Minority interest. . . . . . . . . . . . . . . . . . . . . .    229.9                (6.7)              223.2
   Unrealized depreciation of securities. . . . . . . . . . . .    (10.1)              (19.0)              (29.1)

      INVESTMENT IN WESTERN NATIONAL CORPORATION

      On February 15, 1994, WNC completed the IPO of 37.2 million shares of common stock, of which 2.3 million shares were sold by WNC and 34.9 million shares were sold by Conseco. In addition, Conseco sold .2 million shares to the President of WNC at the IPO price less underwriting discounts and commissions. Prior to the IPO, Western and WNC were wholly owned subsidiaries of Conseco. WNC was formed in October 1993 as a Delaware corporation to be the holding company for Western. In connection with the organization of WNC and the transfer of stock of Western to WNC by Conseco, WNC issued 60 million shares of its common stock and a $150.0 million, 6.75 percent senior note due March 31, 1996 (the "Conseco Note") to Conseco. On February 22, 1994, WNC completed a public offering of $150.0 million aggregate principal amount of
7.125 percent senior notes due February 15, 2004. The net proceeds from the offering of $147.5 million (after original issue discount, underwriting discount and offering expenses) and certain proceeds from WNC's IPO of common stock were used to repay the Conseco Note.

      The shares issued in the IPO and the related transaction represent a 60
percent interest in WNC.   The remaining common shares, which represent a 40
percent interest, are held by Conseco. Net pretax proceeds to Conseco from the repayment of the Conseco Note and the sale of WNC shares totaling $537.9 million were used to repay a $200 million senior unsecured loan and for other
general corporate purposes.   Effective January 1, 1994, WNC is included in
Conseco's financial statements on the equity method. In the first quarter of 1994, Conseco recorded a one-time gain of approximately $42.4 million (net of taxes of $22.9 million) as a result of these transactions.

      PRO FORMA DATA

      The following pro forma data is presented as if the IPO of WNC had occurred at the beginning of each of the periods presented. Additionally, the pro forma data for the three months ended March 31, 1993, is presented as if all financing transactions related to the IPO of BLH and Conseco's subsequent purchases of additional shares of BLH and CCP Insurance, Inc. ("CCP") as described in the notes to the consolidated financial statements included in Conseco's 1993 Form 10-K had occurred at January 1, 1993. The net proceeds to Conseco from these transactions were assumed to be invested to earn 3.5 percent before income tax.

                                                                               Three months ended
                                                                                    March 31,
                                                                            1994(a)           1993(b)
                                                                            -------           -------
                                                                              (Dollars in millions,
                                                                             except per share data)
               Revenues . . . . . . . . . . . . . . . . . . . . . . . . .    $414.2            $458.9
               Income before extraordinary charge . . . . . . . . . . . .      29.5              37.4
               Income before extraordinary charge per common share:
                  Primary . . . . . . . . . . . . . . . . . . . . . . . .    $  .88            $ 1.12
                  Fully diluted . . . . . . . . . . . . . . . . . . . . .       .88              1.11

         (a)   Excludes revenues, net income, net income per primary common share and net income per fully diluted common share related to the gain on the sale which resulted from WNC's IPO and related transactions of
               $65.3 million, $42.4 million, $1.50 and $1.29, respectively.

         (b)   Excludes revenues, net income, net income per primary common share and net income per fully diluted common share related to the gain on the sale and incentive earnings allocation which resulted from BLH's
               IPO and related transactions of $138.1 million, $84.7 million, $2.88 and $2.59, respectively.

      CHANGES IN LONG-TERM DEBT

      Notes Payable of Conseco

      In February 1994, the Company repaid in full a $200 million senior unsecured loan executed in connection with the Company's acquisition of
additional BLH common shares in September 1993.   The loan was repaid with the
proceeds from the sale of shares of WNC and resulted in an extraordinary charge of $1.2 million (net of a $.6 million tax benefit).

      In March 1994, the Company repaid two unsecured promissory notes, with book values totaling $19.2 million resulting in an extraordinary charge of $.7 million (net of a $.4 million tax benefit).

      Notes Payable of BLH (not direct obligations of Conseco)

      In the first quarter of 1994, BLH made a scheduled principal payment on its senior term loan of $11.0 million. The interest rate on BLH's senior term loan was 6.38 percent at March 31, 1994.

      Notes Payable of CCP

      In the first quarter of 1994, CCP repaid an unsecured note, resulting in an extraordinary charge to CCP of $1.3 million (net of a $.7 million tax benefit). Conseco's share of this charge ($.5 million) was included as an extraordinary charge in the consolidated statement of operations.

      CHANGES IN CAPITAL STOCK

      In February 1994, Conseco implemented an option exercise program under which its chief executive officer and four executive vice presidents exercised outstanding options to purchase approximately 3.6 million shares of the Company's common stock. The options would otherwise have remained exercisable until the years 1999 and 2000. As a result of the exercise, the Company realized a tax deduction equal to the aggregate tax gain recognized by the executives as a result of the exercise. The tax benefit of $67.5 million (net of payroll taxes incurred of $2.9 million) and the proceeds from the exercise of these and other employee options of $16.0 million were reflected as increases in common stock and paid-in capital. The Company withheld sufficient shares to cover federal and state taxes owed by the executives as a result of the exercise transactions. Net of withheld shares, the Company issued approximately 1.8 million common shares to the executives. The Company also granted to the executive officers new options to purchase a total of 3,016,000 shares of the Company's common stock at $59.25 per share (the market price at the date of such grant) under the 1994 Stock and Incentive Plan to replace the shares surrendered for taxes and the exercise price on these and other recent option exercises and as the 1994 incentive grant to six executives.

      In addition to the 1.8 million shares repurchased as described above, the Company repurchased approximately 1.4 million common shares for $83.1 million during the first quarter of 1994, as part of its previously announced stock repurchase program. The total cost of shares repurchased during the first quarter of 1994 of $189.0 million was allocated to shareholders' equity accounts as follows: (i) $13.1 million to common stock and paid-in capital (such allocation was based on the average common stock and paid-in capital balance per share) and (ii) $175.9 million to retained earnings.

      During the first three months of 1994, 2,749 shares of common stock were contributed to employee benefit plans. Additionally, $1.4 million was added to common stock and additional paid-in capital related to employee benefit plans.

      REINSURANCE

      The cost of reinsurance ceded for policies containing mortality or morbidity risks totaled $8.1 million and $12.0 million in the first three months of 1994 and 1993, respectively. This cost was deducted from insurance policy income. Reinsurance premiums assumed on policies containing mortality risks totaled $.1 million and $.3 million in the first three months of 1994 and 1993, respectively. Reinsurance recoveries netted against insurance policy benefits totaled $5.2 million and $14.3 million in the first three months of 1994 and 1993, respectively.

      CHANGES IN MINORITY INTEREST

      The change in minority interest during the first quarter of 1994 was attributable to the minority interests' share of the results of BLH's operations for the period ended March 31, 1994, offset by the change in unrealized appreciation (depreciation) of BLH's investments, consistent with the requirements of Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities.

      ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

      The following discussion highlights material factors affecting the results of operations and the significant changes in balance sheet items. The comparison of first quarter 1994 and 1993 balances in the consolidated inancial statements is largely affected by the transactions described in the notes to the consolidated financial statements included herein and the notes to the consolidated financial statements included in the 1993 Form 10-K of Conseco. This discussion should be read in conjunction with the aforementioned consolidated financial statements and related notes.

      RESULTS OF OPERATIONS

      Conseco's earnings result from three different activities:

           - Operations of life insurance companies;
           - Services provided to affiliates and non-affiliates for fees; and
           - Merchant banking activities, consisting of acquisition and restructuring of life insurance companies currently conducted through Conseco Capital Partners II, L.P. ("CCP II").

    The following table shows the sources of Conseco's net income (after taxes and minority interest) disaggregated for the above three earnings activities.

                                                                                                 Three months
                                                                                                ended March 31,
                                                                                            -----------------------
                                                                                            1994               1993
                                                                                            ----               ----
                                                                                             (Dollars in millions)
Operations of life insurance companies:
   BLH:
       Operating earnings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $11.5            $   6.9
       Net trading income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        -                  2.7
       Net realized gains (losses). . . . . . . . . . . . . . . . . . . . . . . . . . .        (.3)               1.5
       Extraordinary charge . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       -                  (1.9)
                                                                                             -----             ------
          Net income. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       11.2                9.2
                                                                                             -----             ------
   WNC:
       Operating earnings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       21.7               20.5
       Net trading income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        -                  9.1
       Net realized gains . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       -                   6.6
                                                                                             -----             ------
          Net income. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       21.7               36.2
                                                                                             -----             ------
   CCP:
       Operating earnings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        7.4                7.1
       Extraordinary charge . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (.5)               -
                                                                                             -----             ------
          Net income. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        6.9                7.1
                                                                                             -----             ------
   Wholly owned insurance companies:
       Operating earnings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        6.3                5.6
       Net trading income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        -                  6.5
       Net realized losses. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (5.0)              (6.4)
                                                                                             -----             ------
          Net income. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        1.3                5.7
                                                                                             -----             ------
Total from operations of life insurance companies:
   Operating earnings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       46.9               40.1
   Net trading income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        -                 18.3
   Net realized gains (losses). . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (5.3)               1.7
   Extraordinary charge . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (.5)              (1.9)
                                                                                             -----             ------
          Net income. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       41.1               58.2
                                                                                             -----             ------
Services provided for fees  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        6.1                4.3
                                                                                             -----             ------
Merchant banking activities:
   Incentive earnings allocation. . . . . . . . . . . . . . . . . . . . . . . . . . . .        -                 22.3
   Sale of stock  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       42.4               62.4
                                                                                             -----             ------
          Net income. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       42.4               84.7
                                                                                             -----             ------
Corporate and other:
   Operating expenses, net of revenues  . . . . . . . . . . . . . . . . . . . . . . . .       (3.5)              (2.1)
   Interest expense on long-term debt . . . . . . . . . . . . . . . . . . . . . . . . .       (5.1)              (5.2)
   Net trading income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        -                   .6
   Net realized gains . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        1.0                -
   Extraordinary charge . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (1.9)              (9.0)
                                                                                             -----             ------
          Net loss. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (9.5)             (15.7)
                                                                                             -----             ------
Consolidated earnings:
   Operating earnings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       44.4               37.1
   Net trading income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        -                 18.9
   Net realized gains (losses). . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (4.3)               1.7
   Merchant banking income  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       42.4               84.7
   Extraordinary charge . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (2.4)             (10.9)
                                                                                             -----             ------
          Net income. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $80.1             $131.5
                                                                                             =====             ======

    The disaggregated earnings summarized in the preceding schedule resulted in fully diluted earnings per share as follows:

                                                                                                 Three months
                                                                                                ended March 31,
                                                                                            -----------------------
                                                                                            1994               1993
                                                                                            ----               ----
                                                                                             (Dollars in millions)
Operations of life insurance companies:
   BLH:
       Operating earnings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $  .35              $ .22
       Net trading income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      -                   .08
       Net realized gains (losses). . . . . . . . . . . . . . . . . . . . . . . . . . .        (.01)               .04
       Extraordinary charge . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     -                   (.06)
                                                                                              -----              -----
          Net income. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       .34                .28
                                                                                              -----              -----
   WNC:
       Operating earnings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       .66                .60
       Net trading income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       -                  .27
       Net realized gains . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       -                  .19
                                                                                              -----              -----
          Net income. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       .66               1.06
                                                                                              -----              -----
   CCP:
       Operating earnings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       .23                .22
       Extraordinary charge . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (.02)             -
                                                                                              -----              -----
          Net income. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       .21                .22
                                                                                              -----              -----
   Wholly owned insurance companies:
       Operating earnings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       .19                .14
       Net trading income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       -                  .20
       Net realized losses. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (.15)              (.18)
                                                                                              -----              -----
          Net income. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       .04                .16
                                                                                              -----              -----
Total from operations of life insurance companies:
   Operating earnings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      1.43               1.18
   Net trading income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       -                  .55
   Net realized gains (losses). . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (.16)               .05
   Extraordinary charge . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (.02)              (.06)
                                                                                              -----              -----
          Net income. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      1.25               1.72
                                                                                              -----              -----
Services provided for fees. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       .19                .13
                                                                                              -----              -----
Merchant banking activities:
   Incentive earnings allocation. . . . . . . . . . . . . . . . . . . . . . . . . . . . .      -                  1.91
   Sale of stock. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      1.29                .68
                                                                                              -----              -----
          Net income. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      1.29               2.59
                                                                                              -----              -----
Corporate and other:
   Operating expenses, net of revenues  . . . . . . . . . . . . . . . . . . . . . . . . .      (.11)              (.05)
   Interest expense . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (.16)              (.16)
   Net trading income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      -                   .02
   Net realized gains . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       .03               -
   Extraordinary charge . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (.05)              (.27)
                                                                                              -----              -----
          Net loss. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (.29)              (.46)
                                                                                              -----              -----
Consolidated earnings:
   Operating earnings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      1.35               1.10
   Net trading income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      -                   .57
   Net realized gains (losses). . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (.13)               .05
   Merchant banking income. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      1.29               2.59
   Extraordinary charge . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (.07)              (.33)
                                                                                              -----              -----
          Net income. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $2.44              $3.98
                                                                                              =====              =====

      Additional Discussion of Consolidated Statement of Operations for the First Quarter of 1994 Compared to the First Quarter of 1993:

      The following tables and narratives summarize amounts reported in the consolidated statement of operations for the first quarters of 1994 and 1993, disaggregated as previously described for Conseco's three earnings activities. Many of the changes which occurred in the consolidated statement of operations resulted from: (i) restructurings that changed Conseco's percentage ownership in BLH, WNC and CCP and (ii) changes in control of WNC that affected the determination of whether the affiliate was to be included in Conseco's statement of operations under the consolidation or the equity method of accounting.

      BLH:

                                                                                                 Three months ended
                                                                                                     March 31,
                                                                                               ---------------------
                                                                                               1994             1993
                                                                                               ----             ----
                                                                                                (Dollars in millions)
   Revenues:
      Insurance policy income . . . . . . . . . . . . . . . . . . . . . . . . .               $303.6            $295.9
      Investment activity:
        Net investment income . . . . . . . . . . . . . . . . . . . . . . . . .                 47.9              34.3
        Net trading income  . . . . . . . . . . . . . . . . . . . . . . . . . .                  -                12.4
        Net realized gains (losses) . . . . . . . . . . . . . . . . . . . . . .                 (1.9)             11.1
   Total revenues . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                349.6             354.7
   Benefits and expenses:
      Insurance policy benefits and change in future
        policy benefits . . . . . . . . . . . . . . . . . . . . . . . . . . . .                224.9             216.1
      Interest expense on annuities and financial products. . . . . . . . . . .                 10.3               8.4
      Interest expense on long-term debt. . . . . . . . . . . . . . . . . . . .                  7.6              10.8
      Amortization related to operations. . . . . . . . . . . . . . . . . . . .                 28.4              26.5
      Amortization related to realized gains (losses) . . . . . . . . . . . . .                  (.9)              7.1
      Other operating costs and expenses  . . . . . . . . . . . . . . . . . . .                 38.8              38.4
   Income before taxes, minority interest and extraordinary charge. . . . . . .                 38.3              46.8
   Income tax expense . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                 15.2              17.9
   Income before minority interest and extraordinary charge . . . . . . . . . .                 23.1              28.9
   Minority interest. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                 11.9              14.8
   Extraordinary charge (net of minority interest of $2.9 million in 1993)  . .                  -                (1.9)
   Net income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                 11.2              12.2
   Less preferred stock dividends . . . . . . . . . . . . . . . . . . . . . . .                  -                 3.0
   Earnings applicable to common stock. . . . . . . . . . . . . . . . . . . . .                 11.2               9.2

   Summarized by component, all net of applicable expenses, taxes and minority interest:
        Operating earnings  . . . . . . . . . . . . . . . . . . . . . . . . . .                 11.5               6.9
        Net trading income. . . . . . . . . . . . . . . . . . . . . . . . . . .                  -                 2.7
        Net realized gains (losses) . . . . . . . . . . . . . . . . . . . . . .                  (.3)              1.5
        Extraordinary charge on extinguishment of debt. . . . . . . . . . . . .                  -                (1.9)
        Net income. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                 11.2               9.2

      General. Conseco's first quarter 1993 earnings reflected a 44 percent ownership interest in BLH. In March 1993, BLH completed an IPO of its common stock, thus reducing Conseco's ownership to 31 percent. On September 30, 1993, Conseco acquired 13.3 million additional common shares of BLH, increasing its ownership interest to 56 percent. While activities of BLH were included in Conseco's financial statements on a consolidated basis for all periods presented herein, the minority interest adjustment removes from Conseco's net income the portion applicable to other owners so that net income reflects only Conseco's applicable ownership interest (i.e., 44 percent during the first quarter of 1993 and 56 percent during the first quarter of 1994).

      At March 31, 1994, the BLH shares owned by Conseco had a net carrying value of approximately $496.8 million, a market value of approximately $645.2 million and a cost of $313.1 million.

      Insurance policy income. Insurance policy income increased $8.0 million, or 2.7 percent, in the first quarter of 1994 over the same period in 1993. BLH's insurance policy income was comprised primarily of individual health premiums, which increased as a result of new business, improved persistency and rate increases.

      Net investment income. Net investment income increased $13.6 million, or 40 percent, in the first quarter of 1994 over the same period in 1993. The increase was due to the growth of invested assets as a result of (i) the recurring operations, (ii) the recapture on March 31, 1993, of a reinsurance treaty with related assets totaling $182 million, and (iii) the capital transactions in connection with BLH's IPO, as discussed in the notes to the consolidated financial statements included in Conseco's 1993 Form 10-K, partially offset by lower yields on the investment portfolio.

      Net trading income. BLH had no trading income in the first quarter of 1994 compared to $2.7 million (after applicable expenses, taxes and minority interest) in the first quarter of 1993. Trading income often fluctuates from quarter to quarter as market conditions change for trading activities.

      Net realized gains.   BLH sold $435.2 million and $467.3 million of
actively managed securities during the first quarter of 1994 and 1993, respectively. Such securities were sold in response to changes in the investment environment which created opportunities to enhance the risk profile of the investment portfolio by replacing existing securities with alternative securities without adversely affecting the matching of expected maturities of assets and liabilities.

      The realization of investment gains and losses affects the timing of the amortization of the cost of policies purchased and the cost of policies produced. As a result of net realized losses from the sales of fixed maturity investments in the first quarter of 1994, amortization of cost of policies purchased was decreased by $.9 million. As a result of net realized gains from the sales of fixed maturity investments in the first quarter of 1993, amortization of cost of policies purchased and cost of policies produced was increased by $5.2 million and $1.9 million, respectively.

      Insurance policy benefits. Total insurance policy benefits (including change in future policy benefits) increased $8.8 million, or 4.1 percent, in the first quarter of 1994 over the same period in 1993. The increase related primarily to an increase in premiums with mortality and morbidity features written by BLH.

      Interest expense on long-term debt. Interest expense on long-term debt decreased $3.2 million, or 30 percent, in the first quarter of 1994 compared to the same period in 1993. The reduction in interest expense was attributed to (i) scheduled and unscheduled principal payments totaling $65.0 million on the senior term loan of BLH in March and April, 1993, (ii) the repurchase of $20.0 million senior subordinated notes of BLH in December 1993 and (iii) the repayment of $36.7 million junior subordinated notes in March 1993.

      Extraordinary charge. In the first quarter of 1993, BLH retired all of its junior subordinated notes and prepaid $55.0 million of its senior term loan resulting in a net extraordinary charge of $4.8 million, of which Conseco's share was $1.9 million.

      WNC:

                                                                                              Three months ended
                                                                                                    March 31,
                                                                                         ----------------------------
                                                                                                  1994
                                                                                          -------------------
                                                                                                  Included in
                                                                                          Total    Conseco's
                                                                                           WNC     Accounts     1993
                                                                                           ---     --------     ----
                                                                                             (Dollars in millions)
Revenues:
   Insurance policy income. . . . . . . . . . . . . . . . . . . . . . . . . . . .        $   6.0    $   -       $  7.5
   Investment activity:
      Net investment income . . . . . . . . . . . . . . . . . . . . . . . . . . .          153.9        -        130.6
      Net trading income. . . . . . . . . . . . . . . . . . . . . . . . . . . . .            3.9        -         13.9
      Net realized gains. . . . . . . . . . . . . . . . . . . . . . . . . . . . .            5.8        -         24.2
   Equity in earnings of WNC. . . . . . . . . . . . . . . . . . . . . . . . . . .            -         21.9        -
Total revenues. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          169.6       21.9      176.2
Benefits and expenses:
   Insurance policy benefits and change
      in future policy benefits . . . . . . . . . . . . . . . . . . . . . . . . .           27.4        -         32.7
   Interest expense on annuities and
      financial products. . . . . . . . . . . . . . . . . . . . . . . . . . . . .           82.2        -         67.7
   Amortization related to operations . . . . . . . . . . . . . . . . . . . . . .            4.5        -          3.6
   Amortization and change in future policy
      benefits related to realized gains. . . . . . . . . . . . . . . . . . . . .            5.8        -         14.4
   Other operating costs and expenses . . . . . . . . . . . . . . . . . . . . . .            3.4        -          1.3
Income before taxes . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           43.1       21.9       55.9
Income tax expense. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           15.4         .2       19.7
Net income. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           27.7       21.7       36.2

Summarized by component, all net of applicable expenses
   and taxes:
      Operating earnings  . . . . . . . . . . . . . . . . . . . . . . . . . . . .           25.2       21.7       20.5
      Net trading income  . . . . . . . . . . . . . . . . . . . . . . . . . . . .            2.5        -          9.1
      Net realized gains  . . . . . . . . . . . . . . . . . . . . . . . . . . . .            -          -          6.6
      Net income  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           27.7       21.7       36.2


      General. Prior to the completion of the IPO of WNC, Western and WNC were wholly owned subsidiaries of Conseco. After the IPO Conseco owns 40 percent of WNC. Accordingly, WNC is included in Conseco's financial statements on the equity method effective January 1, 1994. Amounts included in Conseco's accounts for the first quarter of 1994 reflected (i) all of WNC's earnings for the period through February 15, 1994, the date the IPO was completed, and (ii) 40 percent of WNC's earnings for the remainder of the quarter. The closing price of WNC shares on the New York Stock Exchange on March 31, 1994, was $13.25 per share. This indicated a total fair value of Conseco's investment in WNC of $318.1 million, compared to the carrying value of $221.1 million and the initial cost to Conseco of $44.7 million.

      Insurance policy income. Insurance policy income relates primarily to premiums from products with mortality and morbidity features. The decline during the periods presented resulted from decreased emphasis on generating new premiums from such products.

      Net investment income. Net investment income increased during the periods presented because of the growth of invested assets resulting from (i) operations, (ii) the recapture of reinsurance from subsidiaries of Conseco on March 31, 1993, resulting in an increase of $1.3 billion in insurance liabilities and invested assets, and (iii) the recapture of reinsurance from a nonaffiliated company on June 30, 1993, resulting in an increase of $156.5 million in insurance liabilities and invested assets, partially offset by lower yields on the investment portfolio. In addition, during the first quarter of 1994 and 1993 fixed maturity investments were redeemed prior to their scheduled maturity dates, resulting in additional investment income of approximately $1.7 million and $6.3 million, respectively.

      Net trading income. Net trading income (after applicable expenses and taxes) decreased during the periods presented as a result of changes in market conditions for trading activities.

      Net realized gains. Net realized gains (after applicable expenses, amortization, change in future policy benefits and taxes) often fluctuate from period to period. Western sold fixed maturity investments of $786.5 million, and $791.5 million in the first quarter of 1994 and 1993, respectively.

      The realization of investment gains in the first quarter of 1994 resulted in an increase in insurance liabilities and change in future policy benefits of $5.8 million. In addition, as a result of investment gains realized in the first quarter of 1993, amortization of the cost of policies purchased and the cost of policies produced was increased by $4.8 million and $9.6 million, respectively.

      Insurance policy benefits. Total insurance policy benefits (including change in future policy benefits), which relate solely to policies with mortality and morbidity features, decreased $5.3 million, or 16 percent, in the first quarter of 1994 compared to the same period in 1993, due to improved mortality and morbidity experience.

      Interest expense on annuities and financial products. Interest expense on annuities and financial products increased $14.5 million, or 21 percent, in the first quarter of 1994 compared to the same period in 1993 as a result of increased annuity liabilities coming from both (i) operations and (ii) the reinsurance recaptures described under "Net investment income" above, partially offset by reduced interest rates credited on these products. The average rate credited on all insurance liabilities was 6.2 percent and 7.2 percent at March 31, 1994 and 1993, respectively. The decline in credited rates over this period resulted from the lower interest rate environment.

      Other operating costs and expenses. Other operating expenses increased $2.1 million, or 162 percent, in the first quarter of 1994 compared to the same period in 1993, primarily as a result of the additional costs incurred from establishing WNC as a separate holding company. Additionally, approximately $.2 million of non-recurring expenses were incurred in the first quarter of 1994 as a result of the start-up of WNC's operations after the IPO.

      CCP:

                                                                                     Three months ended March 31,
                                                                             ---------------------------------------------
                                                                                   1994                       1993
                                                                             --------------------    ---------------------
                                                                                      Included in              Included in
                                                                             Total     Conseco's     Total      Conseco's
                                                                              CCP      Accounts       CCP       Accounts
                                                                              ---      --------       ---       --------
                                                                                        (Dollars in millions)
Revenues:
   Insurance policy income. . . . . . . . . . . . . . . . . . . . . . . .     $30.1      $  -          $32.3      $  -
   Investment activity:
      Net investment income . . . . . . . . . . . . . . . . . . . . . . .      95.2         -          101.1         -
      Net trading income. . . . . . . . . . . . . . . . . . . . . . . . .       -           -            6.5         -
      Net realized gains. . . . . . . . . . . . . . . . . . . . . . . . .       1.5         -            5.7         -
   Equity in earnings of CCP  . . . . . . . . . . . . . . . . . . . . . .       -           8.0          -           7.7
   Equity in earnings of BLH. . . . . . . . . . . . . . . . . . . . . . .       -           -            1.2         -
   Merchant banking income. . . . . . . . . . . . . . . . . . . . . . . .       -           -           10.5         -
Total revenues. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     126.8         8.0        157.3         7.7
Benefits and expenses:
   Insurance policy benefits and change in future policy benefits . . . .      16.9         -           22.1         -
   Interest expense on annuities and financial products . . . . . . . . .      53.8         -           62.5         -
   Interest expense on long-term debt . . . . . . . . . . . . . . . . . .       2.8         -            4.4         -
   Interest expense on short-term investment borrowings . . . . . . . . .       1.6         -             .2         -
   Amortization related to operations . . . . . . . . . . . . . . . . . .       6.8         -            7.4         -
   Amortization and change in future policy
      benefits related to realized gains. . . . . . . . . . . . . . . . .        .9         -            5.2         -
   Other operating costs and expenses . . . . . . . . . . . . . . . . . .      12.3         -           11.2         -
Income before taxes and extraordinary charge. . . . . . . . . . . . . . .      31.7         8.0         44.3         7.7
Income tax expense  . . . . . . . . . . . . . . . . . . . . . . . . . . .      11.3          .6         16.0          .6
Income before extraordinary charge. . . . . . . . . . . . . . . . . . . .      20.4         7.4         28.3         7.1
Extraordinary charge. . . . . . . . . . . . . . . . . . . . . . . . . . .      (1.3)        (.5)         -           -
Net income. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      19.1         6.9         28.3         7.1

Summarized by component, all net of applicable expenses,
   taxes and minority interest:
      Operating earnings. . . . . . . . . . . . . . . . . . . . . . . . .      20.0         7.4         23.9         7.1
      Net trading income  . . . . . . . . . . . . . . . . . . . . . . . .       -           -            4.2         -
      Net realized gains  . . . . . . . . . . . . . . . . . . . . . . . .        .4         -             .2         -
      Extraordinary charge. . . . . . . . . . . . . . . . . . . . . . . .      (1.3)        (.5)         -           -
      Net income  . . . . . . . . . . . . . . . . . . . . . . . . . . . .      19.1         6.9         28.3         7.1

      CCP's earnings during the periods presented were affected by: (i) reduced interest expense resulting from the reduction in CCP's long-term debt through scheduled and unscheduled principal payments and lower interest rates; (ii) reduced trading income resulting from less favorable market conditions and
(iii) the merchant banking income earned in the first quarter of 1994. Conseco's equity in the earnings of CCP during this period was affected by these factors and changes in Conseco's ownership interest in CCP resulting from
(i) Conseco's acquisition of 2.3 million additional shares of CCP after the first quarter of 1993 and (ii) CCP's repurchase of .5 million common shares in open market transactions in the first quarter of 1994. Conseco's equity in the earnings of CCP in the first quarter of 1994 included a $.5 million extraordinary charge related to CCP's prepayment of debt. At March 31, 1994, Conseco owned 40 percent of the common stock of CCP. Such shares owned by Conseco had a net carrying value of $228.8 million, a fair value of approximately $251.3 million and a total cost to Conseco of $102.8 million.

      CCP was a partner in Conseco Capital Partners, L.P.'s (the "Partnership") investment in BLH. In conjunction with BLH's IPO, CCP's investment in the Partnership was exchanged for approximately 2.8 percent of the common stock of BLH. Through the date of the IPO, CCP had recognized equity in earnings of BLH of $1.2 million in the first quarter of 1993. A gain on the sale of stock by BLH of $10.5 million was recognized in the first quarter of 1993. After the IPO, CCP's investment in BLH is carried at fair value, with any unrealized gain or loss, net of tax, included directly in shareholders' equity.

      Because Conseco's investment in BLH is accounted for using the consolidation method, Conseco's ownership interest in BLH through CCP was included in the "BLH" segment. Conseco's ownership interest in the gain recognized by CCP in conjunction with BLH's IPO was included in the "Merchant Banking" segment.

      WHOLLY OWNED INSURANCE SUBSIDIARIES OF CONSECO:

                                                                                          Three months ended
                                                                                              March 31,
                                                                                         -------------------
                                                                                         1994           1993
                                                                                         ----           ----
                                                                                         (Dollars in millions)
Revenues:
  Insurance policy income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $17.5          $17.1
  Investment activity:
     Net investment income. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    20.6           40.3
     Net trading income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     -              9.6
     Net realized losses. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    (7.6)          (1.7)
Total revenues. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    30.5           65.3
Benefits and expenses:
  Insurance policy benefits and change
     in future policy benefits. . . . . . . . . . . . . . . . . . . . . . . . . . . . .    18.5           18.1
  Interest expense on annuities and
     financial products . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     4.3           25.5
  Amortization related to operations  . . . . . . . . . . . . . . . . . . . . . . . . .     1.4            2.0
  Amortization related to realized gains. . . . . . . . . . . . . . . . . . . . . . . .     -              7.4
  Other operating costs and expenses. . . . . . . . . . . . . . . . . . . . . . . . . .     3.8            3.5
Income before taxes . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     2.4            8.8
Income tax expense  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     1.1            3.1
Net income. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     1.3            5.7

Summarized by component, all net of applicable expenses
  and taxes:
     Operating earnings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     6.3            5.6
     Net trading income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     -              6.5
     Net realized losses. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    (5.0)          (6.4)
     Net income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     1.3            5.7


      Net investment income. Net investment income decreased during the periods presented because of the recapture of reinsurance by Western from Conseco's wholly owned insurance subsidiaries on March 31, 1993, which resulted in a decrease of $1.3 billion in insurance liabilities and invested assets.
In addition, during the first quarter of 1993 fixed maturity investments were redeemed prior to their scheduled maturity dates, resulting in additional investment income of approximately $1.7 million. Such additional investment income was not significant during the first quarter of 1994.

      Net trading income. The wholly owned insurance subsidiaries had no trading income in the first quarter of 1994, compared to $6.5 million (after applicable expenses and taxes) in the first quarter of 1993. Trading income often fluctuates from quarter to quarter as market conditions change for trading activities.

      Net realized gains. Net realized gains (after applicable expenses, amortization and taxes) often fluctuate from period to period. Fixed maturity investments of $100.4 million and $328.6 million were sold in the first quarters of 1994 and 1993, respectively.

      The realization of investment gains and losses affects the timing of the amortization of the cost of policies produced and the cost of policies purchased. As a result of the net realized gains from the sales of fixed maturities in the first quarter of 1993, amortization of the cost of policies purchased and the cost of policies produced was increased by $7.2 million and $.2 million, respectively.

      Interest expense on annuities and financial products. Interest expense on annuities and financial products decreased during the periods presented as a result of the aforementioned reinsurance recapture by Western. The average rate credited on all insurance liabilities was approximately 7.0 percent at March 31, 1994 and approximately 7.1 percent at March 31, 1994 and 1993, respectively.

      Amortization related to operations. Amortization related to operations decreased in the first quarter of 1994 from the same period in 1993 as a result of the aforementioned reinsurance recapture.

       SERVICES PROVIDED FOR FEES:

                                                                                          Three months ended
                                                                                              March 31,
                                                                                         -------------------
                                                                                         1994           1993
                                                                                         ----           ----
                                                                                         (Dollars in millions)
Revenue:
  Investment management . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $ 9.6           $7.8
  Commissions . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     3.3            1.9
  Administrative services, net of
     directly related expenses. . . . . . . . . . . . . . . . . . . . . . . . . . . . .     1.5            1.1
Total revenue . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    14.4           10.8
Less intercompany eliminations. . . . . . . . . . . . . . . . . . . . . . . . . . . . .    (1.5)          (3.7)
Revenues reported . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    12.9            7.1

Net income attributable to:
  Investment management . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     4.9            3.7
  Commissions . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      .2            (.1)
  Administrative services . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     1.0             .7
Net income. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     6.1            4.3

      Conseco's fee revenues include: (i) fees for investment management and mortgage origination and servicing; (ii) commissions earned for insurance and investment product marketing and distribution and (iii) administrative fees for policy administration, data processing, product marketing and executive management services. To the extent these services are provided to entities that are included in the financial statements on a consolidated basis, the intercompany fees are eliminated in consolidation.

      Growth in total fees during the first quarter of 1994 compared to the first quarter of 1993 was the result of an increase in fee-producing activities provided to both affiliated clients and others. Commission revenues of Marketing Distribution Systems Consulting Group, Inc. ("Bankmark") were $2.6 million in the first quarter of 1994 compared to $1.4 million in the first quarter 1993 period subsequent to Bankmark's acquisition on March 8, 1993. Also, during the first quarter of 1994, the Company earned $1.5 million in fees related to mortgage banking activities compared to $.9 million in the same period in 1993.

       MERCHANT BANKING ACTIVITIES:

                                                                                          Three months ended
                                                                                              March 31,
                                                                                         -------------------
                                                                                         1994           1993
                                                                                         ----           ----
                                                                                         (Dollars in millions)
  Incentive earnings allocation . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $ -           $ 36.6
  Gain on sale of stock . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    65.3          101.5
  Total revenues. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    65.3          138.1
  Income tax expense. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    22.9           53.4
  Net income. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    42.4           84.7

      The first quarter 1994 gain related to the sale of a majority interest in WNC. The first quarter 1993 incentive earnings allocation was earned when total returns realized by the other partners in the first partnership exceeded prescribed targets. The first quarter 1993 gain related to the public sale of shares by BLH.

       CORPORATE AND OTHER:

                                                                                          Three months ended
                                                                                              March 31,
                                                                                         -------------------
                                                                                         1994           1993
                                                                                         ----           ----
                                                                                         (Dollars in millions)
Net investment income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $1.7           $6.3
Total revenues. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     3.5            7.7
Interest expense on long-term debt. . . . . . . . . . . . . . . . . . . . . . . . . . .     7.9            8.1
Other operating costs and expenses. . . . . . . . . . . . . . . . . . . . . . . . . . .     7.0            9.2
Income tax benefit. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     3.8            2.9
Loss before extraordinary charge. . . . . . . . . . . . . . . . . . . . . . . . . . . .     7.6            6.7
Extraordinary charge on extinguishment of debt  . . . . . . . . . . . . . . . . . . . .     1.9            9.0
Net loss. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     9.5           15.7

     These operations include financing costs for debt on which Conseco is directly liable and the costs associated with the holding company operations.

     Net investment income decreased in the first quarter of 1994 from the same period in 1993 as a result of (i) lower average invested assets and (ii) decreased yields on such invested assets.

     During the first quarter of 1994, the Company repaid certain debt as described in the notes to the consolidated financial statements included herein, resulting in an extraordinary charge of $1.9 million (net of a $1.0 million tax benefit). During the first quarter of 1993, the Company also repaid certain debt resulting in an extraordinary charge of $9.0 million (net of a $4.6 million tax benefit).

     PREMIUMS COLLECTED

     Insurance policy income shown on the Company's financial statements in accordance with generally accepted accounting principles consists of premiums received for policies which have life contingencies or morbidity features. For annuity and universal life contracts without such features, premiums collected are not reported as revenues, but rather are reported as deposits to insurance liabilities. Revenues for products recognized as deposits to insurance liabilities are recognized over time in the form of investment income and surrender or other charges.

     Premiums collected by BLH. Premiums collected by BLH for the first quarter of 1994 were $385.2 million, of which $63.1 million were recorded as deposits to policy liability accounts. This compared to $366.1 million collected and $52.4 million recorded as deposits to policy liability accounts in the first quarter of 1993. Collected premiums by business segment were as follows:

                                                                                          Three months ended
                                                                                              March 31,
                                                                                         -------------------
                                                                                         1994           1993
                                                                                         ----           ----
                                                                                         (Dollars in millions)
  Individual health:
     Medicare supplement. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $157.9         $148.4
     Long-term care . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    32.1           28.0
     Comprehensive. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    23.4           28.7
     Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     9.0            9.6
                                                                                         ------         ------
        Total individual health . . . . . . . . . . . . . . . . . . . . . . . . . . . .   222.4          214.7

  Annuities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    61.7           48.5
  Individual life . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    23.3           23.1
  Group and other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    77.6           79.8
                                                                                         ------         ------
        Total . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $385.0         $366.1
                                                                                         ======         ======

     Medicare supplement premiums collected increased $9.5 million, or 6.4 percent, in the quarter ended March 31, 1994, compared to the same period of 1993. New business, improved persistency, rate increases and payment mode changes contributed to this increase. Annualized new business premiums were approximately $19.9 million in both 1994 and 1993.

      Long-term care plans accounted for 8.3 percent of total collected premiums in the first quarter of 1994 and 7.6 percent in the same period in 1993. Long-term care collected premiums increased in 1994 compared to 1993 due to growth in new business and a larger base of renewal premiums. Annualized new business premiums were $6.2 million and $4.3 million in the first quarters of 1994 and 1993, respectively.

      Annuity premiums collected increased 27 percent in the first quarter of 1994 compared to the same period in 1993. Virtually all of this increase related to sales of single premium deferred annuities. The increase occurred, despite reduced interest rates being credited to annuities, because of an increased marketing emphasis placed on annuity sales and because of the low rates available on alternative investments, such as certificates of deposit.

      Collected premiums for comprehensive major medical decreased 18 percent for the quarter ended March 31, 1994, compared to the same period in 1993, as anticipated due to prior steps taken to improve the profitability of this product.

      Premiums collected by Conseco's wholly owned insurance subsidiaries. Premiums collected by Conseco's wholly owned insurance subsidiaries were $26.0 million and $73.7 million in the three months ended March 31, 1994, and 1993, respectively. During the first quarter of 1993, the Company collected $55.5 million of premiums from guaranteed investment contracts and deposit funds for qualified retirement plans maintained by a subsidiary of the Company. The principal emphasis of Conseco's wholly owned subsidiaries is on generating profits through adequate pricing of their insurance products and maintaining appropriate investment spreads throughout the lives of the policies sold. Conseco's wholly owned subsidiaries are not actively marketing new products.

      LIQUIDITY AND CAPITAL RESOURCES

      The comparison of March 31, 1994 balances to December 31, 1993 balances in the consolidated balance sheet is largely affected by the deconsolidation of Western, effective January 1, 1994. Additional changes in the consolidated balance sheet reflected growth through Conseco's three earnings activities previously discussed and the long-term debt and capital stock transactions described in the accompanying notes to consolidated financial statements.

      The following unaudited pro forma balance sheet data at December 31, 1993, are presented as if the IPO of WNC and related transactions had occurred on such date (dollars in millions):

        Investment in WNC . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $  254.6
        Total investments . . . . . . . . . . . . . . . . . . . . . . . . . . . .       4,317.7
        Total assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       6,020.1
        Total liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . .       4,628.9
        Shareholders' equity. . . . . . . . . . . . . . . . . . . . . . . . . . .       1,167.4

      The decrease in shareholders' equity in the first quarter of 1994 resulted from the capital transactions described in "Changes in Capital Stock" in the notes to the consolidated financial statements and a decline in unrealized appreciation (depreciation) of $126.6 million to reflect the decrease in the market value of the Company's investments, partially offset by the increase in shareholders' equity from earnings. The decline in unrealized appreciation (depreciation) is recorded consistent with the requirements of Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities. This decrease resulted from the higher interest rate environment, which generally caused the market value of fixed maturities to decrease.

      The ratio of debt for which the Company is directly liable to shareholders' equity decreased to .20-to-1 at March 31, 1994, from .36-to-1 at December 31, 1993, as a result of the repayment of debt as described in "Changes in Long-Term Debt" in the notes to the consolidated financial statements. Book value per common share was $26.95 at March 31, 1994, compared to $33.78 at December 31, 1993. The decline was due to an increase in the shares outstanding as well as decreased common equity described in the preceding paragraph. The return on average common equity was 39 percent (annualized) for the three months ended March 31, 1994, compared to 37 percent for the year ended December 31, 1993. This increase occurred because of the effect of merchant banking income earned in the first quarter of 1994 and the decrease in average common shareholders' equity in the first quarter of 1994 compared to the year ended December 31, 1993.

      Dividends declared on common stock for the quarter ended March 31, 1994, were $.125 per share.

      The amortized cost, estimated fair value and carrying value of fixed maturities (all of which were actively managed) were as follows at March 31, 1994:

                                                                                        Gross        Gross     Estimated
                                                                          Amortized  Unrealized   Unrealized     Fair
                                                                            Cost        Gains        Losses      Value
                                                                            ----        -----        ------      -----
                                                                                      (Dollars in millions)
      United States Treasury securities and
        obligations of United States government
        corporations and agencies . . . . . . . . . . . . . . . . . . .   $    68.4      $  1.1     $   2.1  $    67.4
      Obligations of states and political subdivisions. . . . . . . . .        10.7          .1          .9        9.9
      Debt securities issued by foreign governments . . . . . . . . . .         2.8          .8         -          3.6

      Public utility securities . . . . . . . . . . . . . . . . . . . .       530.0         6.1        30.4      505.7
      Other corporate securities. . . . . . . . . . . . . . . . . . . .     1,163.5        14.1        41.6    1,136.0
      Mortgage-backed securities. . . . . . . . . . . . . . . . . . . .     1,003.3         1.7        43.4      961.6
                                                                           --------       -----      ------   --------
            Total fixed maturities  . . . . . . . . . . . . . . . . . .    $2,778.7       $23.9      $118.4   $2,684.2
                                                                           ========       =====      ======   ========

      The following table sets forth the quality of fixed maturity investments as of March 31, 1994, classified in accordance with the highest rating by a nationally recognized statistical rating organization, or, if not rated by such firms, based on ratings assigned by the National Association of Insurance Commissioners ("NAIC") as follows: for purposes of the table, NAIC Class 1 is included in the "A" rating; Class 2, "BBB-"; Class 3, "BB-" and Classes 4 to
6, "B+ and   below".

                     Investment                            Percent of         Percent of
                       Rating                           Fixed Maturities   Total Investments
                       ------                           ----------------   -----------------
                      AAA . . . . . . . . . . . . . . . . . .   39%               25%
                      AA. . . . . . . . . . . . . . . . . . .    7                 5
                      A . . . . . . . . . . . . . . . . . . .   18                12
                      BBB+. . . . . . . . . . . . . . . . . .    7                 4
                      BBB . . . . . . . . . . . . . . . . . .   10                 6
                      BBB-. . . . . . . . . . . . . . . . . .   13                 9
                                                               ---                --
                             Investment grade . . . . . . . .   94                61
                                                               ---                --
                      BB+ . . . . . . . . . . . . . . . . . .    2                 1
                      BB. . . . . . . . . . . . . . . . . . .    -                 -
                      BB- . . . . . . . . . . . . . . . . . .    1                 1
                      B+ and below. . . . . . . . . . . . . .    3                 2
                                                               ---                --
                             Below investment grade . . . . .    6                 4
                                                               ---                --
                             Total fixed maturities . . . . .  100%               65%
                                                               ===                ==

      Fixed maturities which were below investment grade had a total estimated fair value and carrying value of $169.5 million, which approximately equalled the amortized cost as of March 31, 1994.

      During the first three months of 1994, the Company wrote down investments and accrued investment income totaling $.2 million as a result of changes in conditions which caused the Company to conclude that the issuers may be unable to comply with the terms of the securities. These writedowns were recorded as realized losses. The Company recorded writedowns of $3.4 million in the comparable period of 1993. The amortized cost, carrying value and fair value of fixed maturity investments in default as to the payment of principal or interest were $9.9 million, $10.8 million and $10.8 million, respectively, at March 31, 1994.

      Mortgage-backed securities at March 31, 1994, included collateralized mortgage obligations of $513.7 million and mortgage-backed pass-through securities of $447.9 million. Although mortgage-backed securities are subject to risks involving the timing of cash flows due to prepayments, the Company seeks to limit its risk by (i) purchasing securities which are backed by collateral with lower prepayment sensitivity (such as mortgages purchased at a discount from par value and mortgages that are extremely seasoned), (ii) avoiding securities whose values are heavily influenced by changes in prepayments (such as interest-only and principal-only securities) and (iii) concentrating on securities with prepayment protected structures (such as planned amortization class ("PAC") collateralized mortgage obligations). PAC instruments represented approximately 83 percent of the Company's collateralized mortgage obligations at March 31, 1994.

      At March 31, 1994, the par value, amortized cost and estimated fair value of investments in mortgage-backed securities summarized by interest rates on the underlying collateral were comprised of the following:

                                                                                          Par      Amortized    Estimated
                                                                                         Value       Cost      Fair Value
                                                                                         -----       ----      ----------
                                                                                             (Dollars in millions)
   Pass-through securities:
      Below 7%. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . $  310.7     $  311.5       $295.4
      7% - 8% . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    136.2        139.4        134.4
      8% - 9% . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      5.7          5.9          6.0
      Above 9%. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     11.9         11.8         12.1

   Planned amortization class CMO instruments:
      Below 7%. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    145.6        137.1        127.0
      7% - 8% . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    249.7        245.0        235.9
      8% - 9% . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     37.2         37.7         36.5
      Above 9%. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     24.2         25.0         24.8

   Other CMO instruments:
      Below 7%. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     31.0         30.0         29.0
      Above 9%. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     58.6         59.9         60.5
                                                                                      --------     --------       ------
            Total mortgage-backed securities. . . . . . . . . . . . . . . . . . . . . $1,010.8     $1,003.3       $961.6
                                                                                      ========     ========       ======

      Mortgage loans at March 31, 1994, totaled $79.9 million, or 1.9 percent of total invested assets. At March 31, 1994, the balance of mortgage loans was comprised of 85 percent commercial loans, 2 percent residential loans and 13 percent residual interests in collateralized mortgage obligations. Less than 1 percent of mortgage loans were noncurrent at March 31, 1994. There were no realized losses on mortgage loans during the three months ended March 31, 1994 and 1993. At March 31, 1994, the Company had a loan loss reserve of $.9 million.

      Credit-tenant loans are loans for commercial properties which require (i) the lease of the principal tenant to be assigned to the Company and to produce adequate cash flow to fund substantially all the requirements of the loan and
(ii) the principal tenant or the guarantor of such tenant's obligations to have a credit rating at the time of origination of the loan of at least BBB or its equivalent. These loans are also secured by the value of the related property. The underwriting guidelines take into account such factors as the lease terms of the property; the borrower's management ability, including business experience, property management capabilities and financial soundness; and such economic, demographic or other factors that may affect the income generated by the property or its value. The underwriting guidelines also require a loan-to-value ratio of 75 percent or less. Credit-tenant loans are carried at amortized cost.

      The Company enters into reverse repurchase agreements and dollar roll transactions in order to increase its return on investments and increase its liquidity. These transactions are accounted for as short-term collateralized borrowings. Such borrowings were $312.3 million at March 31, 1994, and were collateralized by pledged securities with fair values approximately equal to the borrowings. Such borrowings averaged approximately $266 million during the first quarter of 1994 compared to approximately $192 million during the first quarter of 1993.

      STATUTORY INFORMATION

      Statutory accounting practices prescribed or permitted for the Company's insurance subsidiaries by regulatory authorities differ from generally accepted accounting principles. The Company's life insurance subsidiaries that are included on a consolidated basis in these financial statements reported the following amounts to regulatory agencies at March 31, 1994, after appropriate eliminations of intercompany accounts among such subsidiaries (dollars in millions):

                 Statutory capital and surplus  . . . . . . . . . . . . . . . . .  $411.3

                 Asset valuation reserve. . . . . . . . . . . . . . . . . . . . .    25.8

                 Interest maintenance reserve . . . . . . . . . . . . . . . . . .    72.7
                                                                                   ------
                    Total . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $509.8
                                                                                   ======

     In connection with the acquisition of BLH, the capital of one of the life insurance subsidiaries (Bankers Life Insurance Company of Illinois) was increased by providing cash in exchange for a surplus debenture. The unpaid balance of the surplus debenture of $485.0 million at March 31, 1994, is considered a part of statutory capital and surplus of the life insurance subsidiary. Payments to BLH of principal and interest on the surplus debenture may be made from available funds only with the approval of the Illinois Department of Insurance when its Director is satisfied that the financial condition of the subsidiary warrants that action. Such approval may not be withheld provided the surplus of the subsidiary exceeds, after such payment, approximately $128 million. Such subsidiary's surplus at March 31, 1994, was $344.1 million. During April 1994, such subsidiary made a scheduled principal payment on the surplus debenture of $25.0 million plus accrued interest.

     Statutory accounting practices require that portions of surplus, called the asset valuation reserve ("AVR") and the interest maintenance reserve ("IMR") be appropriated and reported as liabilities. The purpose of these reserves is to stabilize statutory net income and surplus against fluctuations in the market value of investments. The IMR captures all investment gains and losses on debt instruments resulting from changes in interest rates and provides for subsequent amortization of such amounts into statutory net income on a basis reflecting the remaining life of the assets sold. The AVR captures investment gains and losses related to changes in creditworthiness and is also adjusted each year based on a formula related to the quality and loss experience of the Company's investment portfolio.

      At March 31, 1994, the ratio of such consolidated statutory account balances to consolidated statutory liabilities (excluding AVR, IMR, liabilities from separate account business and short-term collateralized borrowings) was
17.0 percent, compared to a ratio of 11.4 percent (17.1 percent excluding the accounts of Western) at December 31, 1993.

      During the three months ended March 31, 1994, the Company's wholly owned life insurance subsidiaries paid no dividends to the parent company. Approximately $18.7 million is available for distribution in 1994 without the permission of state regulatory authorities.

      The following table compares the consolidated pretax income determined on a statutory accounting basis with such income reported herein in accordance with generally accepted accounting principles:

                                                                                          Three months ended
                                                                                              March 31,
                                                                                         -------------------
                                                                                         1994           1993
                                                                                         ----           ----
                                                                                         (Dollars in millions)
Life insurance subsidiaries:
  Pretax income as reported on a statutory accounting basis
        before deduction of expenses paid to affiliates and transfers
        to and from and amortization of the IMR . . . . . . . . . . . . . . . . . . . . $  63.1         $115.6

  Net effect of adjustments for generally
        accepted accounting principles. . . . . . . . . . . . . . . . . . . . . . . . .     (.5)           4.2
                                                                                         ------         ------
           Pretax income, generally accepted accounting principles. . . . . . . . . . .    62.6          119.8

Non-life companies:
  Interest expense on long-term debt. . . . . . . . . . . . . . . . . . . . . . . . . .   (13.5)         (16.1)
  Equity in earnings of CCP . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     8.0            7.7
  Equity in earnings of WNC . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    21.9            -
  Merchant banking income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    65.3          138.1
  All other income and expense, net
        (excluding amounts received from affiliates). . . . . . . . . . . . . . . . . .   (10.1)           1.6
                                                                                         ------         ------
           Consolidated pretax income, generally accepted
             accounting principles. . . . . . . . . . . . . . . . . . . . . . . . . . .  $134.2         $251.1
                                                                                         ======         ======

      SUBSEQUENT EVENTS

      In April 1994, Conseco and Zenith National Insurance Corporation ("Zenith") executed a letter of intent providing for the acquisition by a Conseco affiliate of CalFarm Life Insurance Company ("CalFarm") from Zenith for approximately $120 million in cash. The transaction excludes group business and is subject to the negotiation of a definitive agreement and the receipt of all necessary regulatory approvals. Conseco has agreed to give CCP the right of first refusal of any acquisition with a purchase price under $150 million. If CCP does not exercise such right, the acquisition of CalFarm will be made by CCP II. CalFarm is a life insurance company with assets of approximately $.8 billion. In 1993, CalFarm collected premiums of approximately $100 million (excluding group business) and recorded statutory net income of $5.0 million.

      In May 1994, Conseco signed a definitive agreement to purchase The Statesman Group, Inc. ("Statesman") through CCP II for $350 million. Under the agreement, Statesman's shareholders would receive $15.25 per share, plus the right to receive up to another $2.00 in cash per share, based on the outcome of Statesman's pending litigation against the U.S. government concerning Statesman's former savings bank subsidiary. The transaction, which is subject to the approval of Statesman's shareholders and the receipt of all necessary regulatory approvals, is expected to close in the third quarter of 1994. Statesman is a financial services holding company with assets of $4.6 billion. In 1993, Statesman collected $1.0 billion of annuity premiums and recorded net income of $37.2 million.

                                                 PART II - OTHER INFORMATION

      ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

      a)  Exhibits.

          11.1       Computation of Earnings Per Share - Primary.

          11.2       Computation of Earnings Per Share - Fully Diluted.

      b)  Reports on Form 8-K.

          A report on Form 8-K dated February 15, 1994, was filed with the Commission to report under Item 2 the disposition of a majority interest in Western National Corporation and to report under Item 7b pro forma financial information of Conseco and its subsidiaries.

                                                          SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                                      CONSECO, INC.


Dated: May 13, 1994                        By: /s/ ROLLIN M. DICK
                                               --------------------
                                               Rollin M. Dick,
                                               Executive Vice President and
                                                   Chief Financial Officer