Form 10-Q
period 1994-06-30
CONSECO INC
filed 1994-08-15
CIK 719241

                             UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                               Form 10-Q

    [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended June 30, 1994

    [   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from _____ to _____


                    Commission File Number  0-11164


                             Conseco, Inc.

                Indiana                         No. 35-1468632
         State of Incorporation         IRS Employer Identification No.


         11825 N. Pennsylvania Street
             Carmel, Indiana  46032             (317) 573-6100
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



  Shares of common stock outstanding as of July 25, 1994:  24,452,386

                 PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                 CONSECO, INC. AND SUBSIDIARIES

                   CONSOLIDATED BALANCE SHEET
                      (Dollars in millions)

                             ASSETS

                                                                        June 30,      December 31,
                                                                          1994           1993
                                                                          ----           ----
                                                                       (unaudited)     (audited)
Investments:
Fixed maturities:
  Actively managed at fair value (amortized cost: 1994 - $3,018.3;
    1993 - $9,525.4) . . . . . . . . . . . . . .                        $2,788.5       $ 9,820.6
  Held to maturity at amortized cost (fair value: 1994 - $ - ;
    1993 - $1.6) . . . . . . . . . . . . . . . .                              -              1.1
Equity securities at fair value (cost: 1994 - $15.1; 1993- $30.2)           14.7            30.3
Mortgage loans . . . . . . . . . . . . . . . . .                            77.2           158.4
Credit-tenant loans. . . . . . . . . . . . . . .                            46.0           326.9
Policy loans . . . . . . . . . . . . . . . . . .                           116.9           190.0
Investment in Western National Corporation . . .                           193.1              -
Investment in CCP Insurance, Inc.. . . . . . . .                           218.1           244.3
Other invested assets. . . . . . . . . . . . . .                            49.2            64.2
Trading account securities . . . . . . . . . . .                            27.8           105.8
Short-term investments . . . . . . . . . . . . .                           472.0           666.4
Assets held in separate accounts . . . . . . . .                            73.7            81.1
                                                                        ________       _________
     Total investments . . . . . . . . . . . . .                         4,077.2        11,689.1

Accrued investment income. . . . . . . . . . . .                            56.9           168.3
Reinsurance receivables. . . . . . . . . . . . .                            39.4           511.1
Deferred income taxes. . . . . . . . . . . . . .                            48.0              -
Cost of policies purchased . . . . . . . . . . .                           621.6           603.7
Cost of policies produced. . . . . . . . . . . .                           216.7           258.6
Goodwill (net of accumulated amortization:
1994 - $18.5; 1993 - $14.3). . . . . . . . . . .                           316.0           320.6
Property and equipment at cost (net of accumulated depreciation:
1994 - $22.9; 1993 - $21.1). . . . . . . . . . .                            74.3            71.7
Other assets . . . . . . . . . . . . . . . . . .                           149.3           126.2
                                                                        ________       _________
     Total assets. . . . . . . . . . . . . . . .                        $5,599.4       $13,749.3
                                                                        ========       =========







                             (continued on next page)

                     The accompanying notes are an integral part
                      of the consolidated financial statements.

                 CONSECO, INC. AND SUBSIDIARIES

              CONSOLIDATED BALANCE SHEET, continued
                      (Dollars in millions)

              LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                        June 30,      December 31,
                                                                          1994            1993
                                                                          ----            ----
                                                                       (unaudited)     (audited)
Liabilities:
 Insurance liabilities . . . . . . . . . . . . .                        $3,527.6       $10,798.3
 Income tax liabilities  . . . . . . . . . . . .                              -            118.2
 Investment borrowings . . . . . . . . . . . . .                           189.7           427.7
 Other liabilities . . . . . . . . . . . . . . .                           258.2           256.4
 Liabilities related to separate accounts. . . .                            72.9            79.0
 Notes payable of Conseco. . . . . . . . . . . .                           230.5           413.0
 Notes payable of Bankers Life Holding Corporation,
    not direct obligations of Conseco. . . . . .                           279.7           290.3
                                                                        ________       _________
     Total liabilities . . . . . . . . . . . . .                         4,558.6        12,382.9

Minority interest. . . . . . . . . . . . . . . .                           185.9           223.8
                                                                        ________       _________
Shareholders' equity:
 Preferred stock . . . . . . . . . . . . . . . .                           287.5           287.5
 Common stock and additional paid-in capital, no par value,
    500,000,000 shares authorized, shares outstanding:
    1994 - 24,645,708; 1993 - 25,311,773 . . . .                           172.4           102.8
 Unrealized appreciation (depreciation) of securities
    (net of applicable deferred income
    taxes: 1994 - $(39.0); 1993 - $41.8) . . . .                          (118.5)           97.5
 Retained earnings . . . . . . . . . . . . . . .                           513.5           654.8
                                                                        ________       _________

     Total shareholders' equity. . . . . . . . .                           854.9         1,142.6
                                                                        ________       _________
     Total liabilities and shareholders' equity.                        $5,599.4       $13,749.3
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


                    CONSECO, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF OPERATIONS
             (Dollars in millions, except per share data)
                              (unaudited)

                                                         Three months ended    Six months ended
                                                               June 30,              June 30,
                                                          ---------------       --------------
                                                          1994       1993       1994      1993
                                                          ----       ----       ----      ----
Revenues:
  Insurance policy income . . . . .                      $312.9    $322.8      $634.0   $ 642.3
  Investment activity:
   Net investment income. . . . . .                        73.4     228.7       141.9     434.8
   Net trading income (loss). . . .                        (2.4)     15.5        (2.4)     52.6
   Net realized gain (loss) . . . .                        (4.0)     36.4       (11.6)     70.1
  Fee revenue . . . . . . . . . . .                        15.2       7.8        28.1      14.9
  Equity in earnings of Western National Corporation        9.5        -         31.4        -
  Equity in earnings of CCP Insurance, Inc.                 9.2       9.6        17.2      17.3
  Merchant banking income . . . . .                          -         -         65.3     138.1
  Other income. . . . . . . . . . .                          .1        .3          .2        .5
                                                         ______    ______      ______  ________
     Total revenues . . . . . . . .                       413.9     621.1       904.1   1,370.6
                                                         ______    ______      ______  ________
Benefits and expenses:
  Insurance policy benefits . . . .                       224.0     250.9       456.3     503.6
  Change in future policy benefits.                         8.7      15.9        19.8      30.1
  Interest expense on annuities and financial products     18.2     106.1        32.8     207.8
  Interest expense on long-term debt                       11.7      13.5        25.2      29.6
  Interest expense on short-term investment borrowings      2.7       2.2         4.9       3.5
  Amortization related to operations                       32.3      34.2        62.5      65.4
  Amortization and change in future policy benefits
   related to realized gains and losses                      -       26.6         (.9)     55.5
  Other operating costs and expenses                       52.9      58.9       105.9     111.2
                                                         ______    ______      ______  ________
     Total benefits and expenses. .                       350.5     508.3       706.5   1,006.7
                                                         ______    ______      ______  ________
     Income before income taxes, minority
        interest and extraordinary charge                  63.4     112.8       197.6    363.9

Income tax expense. . . . . . . . .                        18.5      38.1        58.3    132.0
                                                         ______    ______      _______ _______
     Income before minority interest and
       extraordinary charge . . . .                        44.9      74.7       139.3    231.9

Less minority interest. . . . . . .                        10.7      23.3        22.6     38.1
                                                         ______    ______      ______  _______
     Income before extraordinary charge                    34.2      51.4       116.7    193.8

Extraordinary charge on extinguishment of debt,
  net of taxes and minority interest                         -         -          2.4     10.9
                                                         ______    ______      ______  _______


                             (continued on next page)

                     The accompanying notes are an integral part
                      of the consolidated financial statements.

                    CONSECO, INC. AND SUBSIDIARIES


            CONSOLIDATED STATEMENT OF OPERATIONS, continued
             (Dollars in millions, except per share data)
                              (unaudited)


                                                         Three months ended    Six months ended
                                                               June 30,              June 30,
                                                          ---------------       --------------
                                                          1994       1993       1994      1993
                                                          ----       ----       ----      ----

     Net income . . . . . . . . . .                        34.2        51.4       114.3       182.9

Less preferred stock dividends. . .                         4.6         6.1         9.3        10.8
                                                          _____       _____      ______      ______
     Earnings applicable to common stock                  $29.6       $45.3      $105.0      $172.1
                                                          =====       =====      ======      ======
Earnings per common share and common equivalent share:
  Primary:
   Weighted average shares. . . . .                  26,487,000  29,248,000  27,396,000  29,305,000
   Earnings before extraordinary charge                   $1.11       $1.55       $3.92       $6.24
   Extraordinary charge . . . . . .                         -           -          (.09)       (.37)
                                                          _____       _____       _____       _____
     Net income . . . . . . . . . .                       $1.11       $1.55       $3.83       $5.87
                                                          =====       =====       =====       =====
  Fully diluted:
   Weighted average shares. . . . .                  30,996,000  33,799,000  31,905,000  33,233,000
   Earnings before extraordinary charge                   $1.10       $1.48       $3.66       $5.75
   Extraordinary charge . . . . . .                         -           -          (.08)       (.33)
                                                          _____       _____       _____       _____
     Net income . . . . . . . . . .                       $1.10       $1.48       $3.58       $5.42
                                                          =====       =====       =====       =====






















                     The accompanying notes are an integral part
                      of the consolidated financial statements.


                 CONSECO, INC. AND SUBSIDIARIES


         CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                      (Dollars in millions)
                           (unaudited)

                                                                          Six months ended
                                                                              June 30,
                                                                          ---------------
                                                                          1994       1993
                                                                          ----       ----
Preferred stock:
 Balance, beginning of period. . . . . . . . . .                        $ 287.5   $   50.0
   Series D preferred shares issued. . . . . . .                             -       287.5
                                                                        _______   ________
 Balance, end of period. . . . . . . . . . . . .                        $ 287.5   $  337.5
                                                                        =======   ========
Common stock and additional paid-in capital:
 Balance, beginning of period. . . . . . . . . .                        $ 102.8   $  115.4
   Amounts related to stock options and employee benefit plans             18.8        1.7
   Tax benefit related to issuance of shares under employee benefit plans  67.5        4.4
   Cost of shares acquired charged to common stock and additional
     paid-in capital . . . . . . . . . . . . . .                          (16.7)     (11.6)
   Cost of issuance of Series D preferred shares                             -        (9.0)
                                                                        _______   ________
 Balance, end of period. . . . . . . . . . . . .                        $ 172.4   $  100.9
                                                                        =======   ========
Unrealized appreciation (depreciation) of securities:
 Balance, beginning of period. . . . . . . . . .                        $  97.5   $   42.9
   Change in unrealized appreciation (depreciation)                      (216.0)      50.8
                                                                        _______   ________
 Balance, end of period. . . . . . . . . . . . .                        $(118.5)  $   93.7
                                                                        =======   ========
Retained earnings:
 Balance, beginning of period. . . . . . . . . .                        $ 654.8   $  386.0
   Net income  . . . . . . . . . . . . . . . . .                          114.3      182.9
   Cost of shares acquired charged to retained earnings                  (240.0)        -
   Dividends on common stock . . . . . . . . . .                           (6.3)      (1.3)
   Dividends on preferred stock. . . . . . . . .                           (9.3)     (10.8)
                                                                        _______   ________
 Balance, end of period. . . . . . . . . . . . .                        $ 513.5   $  556.8
                                                                        =======   ========
     Total shareholders' equity. . . . . . . . .                        $ 854.9   $1,088.9
                                                                        =======   ========












                     The accompanying notes are an integral part
                      of the consolidated financial statements.

                      CONSECO, INC. AND SUBSIDIARIES

                   CONSOLIDATED STATEMENT OF CASH FLOWS
                           (Dollars in millions)
                                (unaudited)
                                                                           Six months ended
                                                                               June 30,
                                                                            ---------------
                                                                            1994      1993
                                                                            ----      -----
Cash flows from operating activities:
 Net income . . . . . . . . . . . . . . . . . . . . .                      $114.3  $   182.9
 Adjustments to reconcile net income to net cash provided by operating activities:
    Amortization and depreciation . . . . . . . . . .                        65.1      111.0
    Income taxes. . . . . . . . . . . . . . . . . . .                       (27.4)      16.1
    Insurance liabilities . . . . . . . . . . . . . .                        28.8       52.0
    Interest credited to insurance liabilities. . . .                        32.8      207.8
    Fees charged to insurance liabilities . . . . . .                       (17.5)     (19.6)
    Accrual and amortization of investment income . .                       (13.4)     (25.4)
    Deferral of cost of policies produced . . . . . .                       (65.2)     (79.8)
    Merchant banking income . . . . . . . . . . . . .                       (65.3)    (138.1)
    Equity in earnings of Western National Corporation                      (30.4)        -
    Equity in earnings of CCP Insurance, Inc. . . . .                       (16.7)     (17.3)
    Trading account securities. . . . . . . . . . . .                        17.2       55.0
    Minority interest . . . . . . . . . . . . . . . .                        18.1       37.3
    Extraordinary charge on extinguishment of debt. .                         2.4       10.9
    Other . . . . . . . . . . . . . . . . . . . . . .                       (22.7)      40.7
                                                                         --------   --------
       Net cash provided by operating activities. . .                        20.1      433.5
                                                                         --------   --------
Cash flows from investing activities:
 Proceeds from sale of shares of Western National Corporation and
   related transactions                                                     537.9         -
 Sales of investments . . . . . . . . . . . . . . . .                       898.3    3,253.4
 Maturities and redemptions . . . . . . . . . . . . .                        84.7      766.7
 Purchases of investments . . . . . . . . . . . . . .                    (1,099.0)  (5,182.6)
 Cash received from reinsurance recapture . . . . . .                       158.8       43.2
 Cash held by Western National Corporation before deconsolidation
  and the settlement of intercompany balances . . . .                      (352.5)        -
 Other. . . . . . . . . . . . . . . . . . . . . . . .                       (39.7)     (88.0)
                                                                         --------   --------
       Net cash provided (used) by investing activities                     188.5   (1,207.3)
                                                                         --------   --------
Cash flows from financing activities:
 Issuance of capital stock  . . . . . . . . . . . . .                        16.3      279.6
 Issuance of capital stock by subsidiary. . . . . . .                          -       405.3
 Issuance of debt of Conseco, net . . . . . . . . . .                        34.6      195.6
 Payments on debt of Conseco  . . . . . . . . . . . .                      (220.3)    (166.2)
 Payments on debt of subsidiary - not direct obligations of Conseco         (11.0)    (103.3)
 Payments to repurchase equity securities . . . . . .                      (256.7)     (11.6)
 Payments to repurchase equity securities of subsidiaries                   (21.1)     (52.2)
 Deposits to insurance liabilities. . . . . . . . . .                       169.9      662.7
 Investment borrowings. . . . . . . . . . . . . . . .                       (17.4)     284.4
 Withdrawals from insurance liabilities . . . . . . .                       (81.6)    (263.6)
 Dividends paid . . . . . . . . . . . . . . . . . . .                       (15.7)      (8.2)
                                                                         --------   --------
       Net cash provided (used) by financing activities                    (403.0)   1,222.5
                                                                         --------   --------
       Net increase (decrease) in short-term investments                   (194.4)     448.7

Short-term investments, beginning of period . . . . .                       666.4      666.6
                                                                         --------   --------
Short-term investments, end of period . . . . . . . .                    $  472.0   $1,115.3
                                                                         ========   ========

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

    SIGNIFICANT ACCOUNTING POLICIES

    The unaudited consolidated financial statements as of June 30, 1994, and for the three and six months ended June 30, 1994 and 1993, reflect all adjustments, consisting only of normal recurring items, which are necessary to present fairly the Company's financial position and results of operations on a basis consistent with that of the prior audited consolidated financial statements. The consolidated financial statements include Conseco, Inc., its wholly owned subsidiaries and Bankers Life Holding Corporation and its wholly owned subsidiaries ("BLH"). Conseco's principal wholly owned insurance subsidiaries are Bankers National Life Insurance Company, National Fidelity Life Insurance Company and Lincoln American Life Insurance Company (collectively referred to as "Wholly Owned Insurance Subsidiaries"). In the first six months of 1993 and as of December 31, 1993, the consolidated financial statements also included the accounts of Western National Life Insurance Company ("Western"). As described under "Investment in Western National Corporation" in these notes, Western National Corporation ("WNC"), a company formed to be the holding company for Western, completed an initial public offering ("IPO") of its common stock on February 15, 1994. The shares issued in the offering represented a 60 percent interest in WNC. The remaining common shares, which represent a 40 percent interest, are held by the Company. Accordingly, WNC is included in Conseco's financial statements on the equity basis as of January 1, 1994. Intercompany amounts and transactions among consolidated subsidiaries are eliminated. Certain amounts from the prior period were reclassified to conform to the 1994 presentation.

    ADJUSTMENT TO ACTIVELY MANAGED FIXED MATURITIES

    The Company classifies fixed maturity investments into two categories:
"actively managed" (which are carried at estimated fair value) and "held to maturity" (which are carried at amortized cost). There were no fixed maturity investments in the "held to maturity" category at June 30, 1994. The adjustment to carry actively managed fixed maturity investments at fair value (as described in note 1 to the consolidated financial statements included in the Company's 1993 Form 10-K) resulted in the following cumulative effects on balance sheet accounts as of June 30, 1994:

                                                      Adjustment to Carry
                                           Balance      Actively Managed
                                           before       Fixed Maturities      Reported
                                         Adjustment      at Fair Value         Amount
                                         ----------      -------------         ------
                                                      (Dollars in millions)
  Actively managed fixed maturities        $3,018.3         $(229.8)           $2,788.5
  Cost of policies purchased. . . .           542.7            78.9               621.6
  Cost of policies produced . . . .           204.9            11.8               216.7
  Income tax liabilities (assets) .             4.5           (52.5)              (48.0)
  Minority interest . . . . . . . .           217.6           (31.7)              185.9
  Unrealized depreciation of securities       (63.6)          (54.9)             (118.5)


    INVESTMENT IN WESTERN NATIONAL CORPORATION

    On February 15, 1994, WNC completed the IPO of 37.2 million shares of common stock, of which 2.3 million shares were sold by WNC and 34.9 million shares were sold by Conseco. In addition, Conseco sold .2 million shares to the President of WNC at the IPO price less underwriting discounts and commissions. Prior to the IPO, Western and WNC were wholly owned subsidiaries of Conseco. WNC was formed in October 1993 to be the holding company for Western. In connection with the organization of WNC and the transfer of the stock of Western to WNC by Conseco, WNC issued 60 million shares of its common stock and a $150.0 million, 6.75 percent senior note due March 31, 1996 (the "Conseco Note") to Conseco. On February 22, 1994, WNC completed a public offering of $150.0 million aggregate principal amount of 7.125 percent senior notes due February 15, 2004. The net proceeds from the offering of $147.5 million (after original issue discount, underwriting discount and offering expenses) and certain proceeds from WNC's IPO of common stock were used to repay the Conseco Note.

    The shares sold in the IPO and the related sale to the President of WNC represent a 60 percent interest in WNC. The remaining common shares, which represent a 40 percent interest, are held by Conseco. Net pretax proceeds to Conseco from the repayment of the Conseco Note and the sale of WNC shares totaling $537.9 million were used to repay a $200 million senior unsecured loan
and for other general corporate purposes.   Effective January 1, 1994, WNC is
included in Conseco's financial statements on the equity method. In the first quarter of 1994, Conseco recorded a gain of approximately $42.4 million (net of taxes of $22.9 million) as a result of these transactions.

    PRO FORMA DATA

    The following pro forma data are presented as if the IPO of WNC had occurred on January 1, 1993. Additionally, the pro forma data for the six months ended June 30, 1993, are presented as if all financing transactions related to the IPO of BLH and Conseco's subsequent purchases of additional shares of BLH and CCP Insurance, Inc. ("CCP"), as described in the notes to the consolidated financial statements included in Conseco's 1993 Form 10-K, had occurred on January 1, 1993.

                                                                Six months ended
                                                                    June 30,
                                                            ------------------------
                                                            1994(a)          1993(b)
                                                            -------          -------
                                                             (Dollars in millions,
                                                               except per share data)
         Revenues . . . . . . . . . . . .                   $832.3           $894.5
         Income before extraordinary charge                   66.1             73.2
         Income before extraordinary charge per
          common share:
            Primary . . . . . . . . . . . .                   2.07             2.12
            Fully diluted . . . . . . . . .                   2.07             2.12
    --------------------

     (a) Excludes revenues, net income, net income per primary common share and net income per fully diluted common share related to the gain on the sale which resulted from WNC's IPO and related transactions of $65.3 million, $42.4 million, $1.55 and $1.33, respectively.

     (b) Excludes revenues, net income, net income per primary common share and net income per fully diluted common share related to the gain on the sale and incentive earnings allocation which resulted from BLH's IPO and related transactions of $138.1 million, $84.7 million, $2.89 and $2.55, respectively.

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

    In March 1994, the Company repaid two unsecured promissory notes with book values totaling $19.2 million, resulting in an extraordinary charge of $.7 million (net of a $.4 million tax benefit).

    In April 1994, the Company entered into a revolving credit agreement which provides a $140.0 million credit facility through May 1, 1997. The agreement permits borrowings based on defined rates plus an applicable margin based on the rating of the Company's unsecured senior notes. The interest rate under the revolving credit agreement at June 30, 1994, was 5.32 percent. The Company must prepay the loan if certain ratios are not maintained. The Company expects to repay the loan in connection with the acquisitions described under "Pending Acquisitions." The Company borrowed $35.0 million under the agreement on June 27, 1994, and an additional $20.0 million on July 19, 1994. The Company pays a commitment fee equal to .25 percent per annum on the average daily unused commitments.

    Notes Payable of BLH (not direct obligations of Conseco)

    During March 1994, BLH made a scheduled $11.0 million principal payment on the senior term loan. The interest rate on BLH's senior term loan was 6.38 percent at June 30, 1994.

    Notes Payable of CCP

    In the first quarter of 1994, CCP repaid an unsecured note, resulting in an extraordinary charge to CCP of $1.3 million (net of a $.7 million tax benefit). Conseco's share of this charge ($.5 million) was included as an extraordinary charge in the consolidated statement of operations.

    CHANGES IN CAPITAL STOCK

    In February 1994, Conseco implemented an option exercise program under which its chief executive officer and four executive vice presidents exercised outstanding options to purchase approximately 3.6 million shares of the Company's common stock. The options would otherwise have remained exercisable until the years 1999 and 2000. As a result of the exercise, the Company realized a tax deduction equal to the aggregate tax gain recognized by the executives as a result of the exercise. The tax benefit of $67.5 million (net of payroll taxes incurred of $2.9 million) and the proceeds from the exercise of these and other employee options of $16.3 million were reflected as increases in common stock and paid-in capital. The Company withheld sufficient shares to cover federal and state taxes owed by the executives as a result of the exercise transactions. Net of withheld shares, the Company issued approximately 1.8 million common shares to the executives. The Company also granted to the executive officers new options to purchase a total of 3,016,000 shares of the Company's common stock at $59.25 per share (the market price at the date of such grant) under the 1994 Stock and Incentive Plan to replace the shares surrendered for taxes and the exercise price on these and other recent option exercises and as the 1994 incentive grant to six executives.

    In addition to the 1.8 million shares repurchased as described above, the Company repurchased approximately 3.2 million common shares during the first six months of 1994, as part of its previously announced stock repurchase program. The total cost of shares repurchased during the first two quarters of 1994 of $256.7 million was allocated to shareholders' equity accounts as follows: (i) $16.7 million to common stock and paid-in capital (such allocation was based on the average common stock and paid-in capital balance per share); and (ii) $240.0 million to retained earnings.

    During the first six months of 1994, 2,921 shares of common stock were contributed to employee benefit plans. Additionally, $2.5 million was added to common stock and additional paid-in capital related to employee benefit plans.

    REINSURANCE

    The cost of reinsurance ceded for policies containing mortality or morbidity risks totaled $16.6 million and $20.9 million in the first six months of 1994 and 1993, respectively. This cost was deducted from insurance policy income. Reinsurance premiums assumed on policies containing mortality risks totaled $.6 million in the first six months of both 1994 and 1993. Reinsurance recoveries netted against insurance policy benefits totaled $10.4 million and $23.2 million in the first six months of 1994 and 1993, respectively.

    Effective April 1, 1994, BLH recaptured certain annuity business previously ceded to an unaffiliated company and retroceded to an affiliate of ICH Corporation. The Company capitalized the excess of assumed liabilities of $390.2 million over acquired assets of $371.0 million as a component of cost of policies purchased.

    CHANGES IN MINORITY INTEREST

    The change in minority interest during the first six months of 1994 was attributable to the minority interests' share of the results of BLH's operations of $22.6 million, offset by (i) the change in unrealized appreciation (depreciation) of BLH's investments of $32.2 million consistent with the requirements of Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities; (ii) dividends to minority interests of $7.2 million and (iii) repurchase by BLH of shares held by minority interests for $21.1 million.

    ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

    The following discussion highlights material factors affecting the results of operations and the significant changes in balance sheet items. The comparison of 1994 and 1993 balances in the consolidated financial statements is largely affected by the transactions described in the notes to the consolidated financial statements included herein and the notes to the consolidated financial statements included in the 1993 Form 10-K of Conseco. This discussion should be read in conjunction with the aforementioned consolidated financial statements and related notes.

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

                                             Three months       Six months
                                             ended June 30,    ended June 30,
                                             --------------    -------------
                                             1994      1993    1994     1993
                                             ----      ----    ----     ----
                                                   (Dollars in millions)
Operations of life insurance companies:
  BLH:
    Operating earnings  . . . . . . .       $19.1    $  7.0  $ 30.6    $ 13.9
    Net trading income (loss) . . . .         (.4)      2.0     (.4)      4.7
    Net realized gain (loss). . . . .        (1.6)      1.1    (1.9)      2.6
    Extraordinary charge  . . . . . .          -        (.2)     -       (2.1)
                                            -----     -----  ------    ------
      Net income. . . . . . . . . . .        17.1       9.9    28.3      19.1
                                            -----     -----  ------    ------
  WNC:
    Operating earnings  . . . . . . .         8.8      21.3    30.5      43.8
    Net trading income. . . . . . . .          -        4.0     -        13.1
    Net realized gain . . . . . . . .          -        2.6     -         7.2
                                            -----     -----  ------    ------
      Net income. . . . . . . . . . .         8.8      27.9    30.5      64.1
                                            -----     -----  ------    ------
  CCP:
    Operating earnings  . . . . . . .         8.6       8.9    16.0      16.0
    Extraordinary charge. . . . . . .          -         -      (.5)       -
                                            -----     -----  ------    ------
      Net income. . . . . . . . . . .         8.6       8.9    15.5      16.0
                                            -----     -----  ------    ------
  Wholly Owned Insurance Subsidiaries:
    Operating earnings  . . . . . . .         4.4       9.4    10.7      13.0
    Net trading income. . . . . . . .          .1        -       .1       6.5
    Net realized gain (loss). . . . .         (.7)       .1    (5.7)     (4.3)
                                            -----     -----  ------    ------
      Net income. . . . . . . . . . .         3.8       9.5     5.1      15.2
                                            -----     -----  ------    ------
Total from operations of life insurance companies:
  Operating earnings  . . . . . . . .        40.9      46.6    87.8      86.7
  Net trading income (loss) . . . . .         (.3)      6.0     (.3)     24.3
  Net realized gain (loss). . . . . .        (2.3)      3.8    (7.6)      5.5
  Extraordinary charge. . . . . . . .          -        (.2)    (.5)     (2.1)
                                            -----     -----  ------    ------
      Net income. . . . . . . . . . .        38.3      56.2    79.4     114.4
                                            -----     -----  ------    ------
Services provided for fees  . . . . .         5.7       4.6    11.8       8.9
                                            -----     -----  ------    ------
Merchant banking activities:
  Incentive earnings allocation . . .          -         -       -       22.3
  Sale of stock . . . . . . . . . . .          -         -     42.4      62.4
                                            -----     -----  ------    ------
      Net income. . . . . . . . . . .          -         -     42.4      84.7
                                            -----     -----  ------    ------
Corporate and other:
  Operating expenses, net of revenues        (4.7)     (5.4)   (8.2)     (7.5)
  Interest expense on long-term debt.        (3.9)     (4.6)   (9.0)     (9.8)
  Net trading income (loss) . . . . .         (.9)       -      (.9)       .6
  Net realized gain (loss). . . . . .         (.3)       .4      .7        .4
  Extraordinary charge. . . . . . . .          -         .2    (1.9)     (8.8)
                                            -----     -----  ------    ------
      Net loss. . . . . . . . . . . .        (9.8)     (9.4)  (19.3)    (25.1)
                                            -----     -----  ------    ------
Consolidated earnings:
  Operating earnings  . . . . . . . .        38.0      41.2    82.4      78.3
  Net trading income (loss) . . . . .        (1.2)      6.0    (1.2)     24.9
  Net realized gain (loss). . . . . .        (2.6)      4.2    (6.9)      5.9
  Merchant banking income . . . . . .          -         -     42.4      84.7
  Extraordinary charge. . . . . . . .          -         -     (2.4)    (10.9)
                                            -----     -----  ------    ------
      Net income. . . . . . . . . . .       $34.2     $51.4  $114.3    $182.9
                                            =====     =====  ======    ======

    The disaggregated earnings summarized in the preceding schedule resulted in fully diluted earnings per share as follows:

                                              Three months        Six months
                                             ended June 30,      ended June 30,
                                            ---------------     ---------------
                                            1994       1993     1994      1993
                                            ----       ----     ----      ----
Operations of life insurance companies:
  BLH:
    Operating earnings  . . . . . .        $ .61      $ .21     $.96     $ .42
    Net trading income (loss) . . .         (.01)       .06     (.01)      .14
    Net realized gain (loss). . . .         (.05)       .03     (.06)      .08
    Extraordinary charge  . . . . .          -          -        -        (.06)
                                           -----      -----    -----     -----
      Net income. . . . . . . . . .          .55        .30      .89       .58
                                           -----      -----    -----     -----
  WNC:
    Operating earnings  . . . . . .          .29        .60      .96      1.26
    Net trading income. . . . . . .          -          .11      -         .38
    Net realized gain . . . . . . .          -          .08      -         .21
                                           -----      -----    -----     -----
      Net income. . . . . . . . . .          .29        .79      .96      1.85
                                           -----      -----    -----     -----
  CCP:
    Operating earnings  . . . . . .          .27        .26      .50       .48
    Extraordinary charge. . . . . .          -          -       (.02)      -
                                           -----      -----    -----     -----
      Net income. . . . . . . . . .          .27        .26      .48       .48
                                           -----      -----    -----     -----
  Wholly Owned Insurance Subsidiaries:
    Operating earnings  . . . . . .          .15        .28      .34       .38
    Net trading income (loss) . . .          -          -        -         .19
    Net realized gain (loss). . . .         (.03)       -       (.18)     (.13)
                                           -----      -----    -----     -----
      Net income. . . . . . . . . .          .12        .28      .16       .44
                                           -----      -----    -----     -----
Total from operations of life insurance
 companies:
  Operating earnings  . . . . . . .         1.32       1.35     2.76      2.54
  Net trading income (loss) . . . .         (.01)       .17     (.01)      .71
  Net realized gain (loss). . . . .         (.08)       .11     (.24)      .16
  Extraordinary charge. . . . . . .          -          -       (.02)     (.06)
                                           -----      -----    -----     -----
      Net income. . . . . . . . . .         1.23       1.63     2.49      3.35
                                           -----      -----    -----     -----
Services provided for fees. . . . .          .18        .13      .37       .26
                                           -----      -----    -----     -----
Merchant banking activities:
  Incentive earnings allocation . .          -          -        -         .67
  Sale of stock . . . . . . . . . .          -          -       1.33      1.88
                                           -----      -----    -----     -----
      Net income. . . . . . . . . .          -          -       1.33      2.55
                                           -----      -----    -----     -----
Corporate and other:
  Operating expenses, net of revenues       (.14)      (.16)    (.26)     (.21)
  Interest expense. . . . . . . . .         (.13)      (.13)    (.28)     (.29)
  Net trading income (loss) . . . .         (.03)       -       (.03)      .02
  Net realized gain (loss). . . . .         (.01)       .01      .02       .01
  Extraordinary charge. . . . . . .          -          -       (.06)     (.27)
                                           -----      -----    -----     -----
      Net loss. . . . . . . . . . .         (.31)      (.28)    (.61)     (.74)
                                           -----      -----    -----     -----
Consolidated earnings:
  Operating earnings  . . . . . . .         1.23       1.19     2.59      2.30
  Net trading income (loss) . . . .         (.04)       .17     (.04)      .73
  Net realized gain (loss). . . . .         (.09)       .12     (.22)      .17
  Merchant banking income . . . . .          -          -       1.33      2.55
  Extraordinary charge. . . . . . .          -          -       (.08)     (.33)
                                           -----      -----    -----     -----
      Net income. . . . . . . . . .        $1.10      $1.48    $3.58     $5.42
                                           =====      =====    =====     =====

    Additional Discussion of Consolidated Statement of Operations for the First Six Months of 1994 Compared to the First Six Months of 1993 and for the Second Quarter of 1994 Compared to the Second Quarter of 1993:

    The following tables and narratives summarize amounts reported in the consolidated statement of operations for the first six months of 1994 and 1993 and the second quarters of 1994 and 1993, disaggregated as previously described for Conseco's three earnings activities. Many of the changes which occurred in the consolidated statement of operations resulted from: (i) restructurings that changed Conseco's percentage ownership in BLH, WNC and CCP; and (ii) changes in control of WNC that affected the determination of whether such affiliate was to be included in Conseco's statement of operations under the consolidation or the equity method of accounting.

    BLH:

                                             Three months       Six months
                                            ended June 30,     ended June 30,
                                           ---------------    ---------------
                                           1994       1993    1994       1993
                                           ----       ----    ----       ----
                                                  (Dollars in millions)
  Revenues:
    Insurance policy income . . . . .     $300.0    $299.4   $603.6     $595.3
    Investment activity:
      Net investment income . . . . .       55.1      43.6    103.0       77.9
      Net trading income (loss) . . .       (1.1)      9.1     (1.1)      21.5
      Net realized gain (loss). . . .       (1.0)     11.6     (2.9)      22.7
  Total revenues. . . . . . . . . . .      352.9     363.8    702.5      718.5
  Benefits and expenses:
    Insurance policy benefits and change
      in future policy benefits . . .      216.7     217.1    441.7      433.2
    Interest expense on annuities and
      financial products                    15.3       9.0     25.6       17.4
    Interest expense on long-term debt       7.7       8.9     15.5       19.7
    Amortization related to operations      31.2      28.1     59.6       54.6
    Amortization related to realized gains   1.1       6.6       .2       13.7
    Other operating costs and expenses      34.3      40.3     73.1       78.7
  Income before taxes, minority interest
    and extraordinary charge                44.5      53.1     82.8       99.9
  Income tax expense. . . . . . . . .       16.7      19.7     31.9       37.6
  Income before minority interest and
    extraordinary charge                    27.8      33.4     50.9       62.3
  Minority interest . . . . . . . . .       10.7      23.3     22.6       38.1
  Extraordinary charge  . . . . . . .        -         (.2)     -         (2.1)
  Net income. . . . . . . . . . . . .       17.1       9.9     28.3       22.1
  Less preferred stock dividends. . .        -         -        -          3.0
  Earnings applicable to common stock       17.1       9.9     28.3       19.1

  Summarized by component, all net of
    applicable expenses, taxes and
    minority interest:
      Operating earnings  . . . . . .      $19.1     $7.0     $30.6      $13.9
      Net trading income (loss) . . .        (.4)     2.0       (.4)       4.7
      Net realized gain (loss). . . .       (1.6)     1.1      (1.9)       2.6
      Extraordinary charge  . . . . .        -         .2       -          2.1
      Net income. . . . . . . . . . .       17.1      9.9      28.3       19.1

    General. Conseco's first quarter 1993 earnings reflected a 44 percent wnership interest in BLH. In March 1993, BLH completed an IPO of its common stock, thus reducing Conseco's ownership to 31 percent for the second quarter of 1993. On September 30, 1993, Conseco acquired 13.3 million additional common shares of BLH, increasing its ownership interest to 56 percent. During the first six months of 1994, BLH acquired 1,042,900 of its common shares at a cost of $21.1 million which increased Conseco's ownership interest in BLH to 57 percent. While activities of BLH were included in Conseco's financial statements on a consolidated basis for all periods presented herein, the minority interest adjustment removes from Conseco's net income the portion applicable to other owners so that net income reflects only Conseco's applicable ownership interest (i.e., 44 percent during the first quarter of 1993, 32 percent during the second quarter of 1993 and 57 percent during the first six months of 1994).

    At June 30, 1994, the BLH shares owned by Conseco had a net carrying value of approximately $454.5 million, a market value of approximately $611.1 million (based on the June 30, 1994 market value of $20.125 per share) and a cost of $313.1 million.

    Insurance policy income. Insurance policy income increased slightly in the second quarter and first six months of 1994 compared to the same periods in 1993. Increases in Medicare supplement and long-term care premiums were largely offset by decreases in other individual health premiums, as anticipated due to prior steps taken to improve the profitability of these products (see "Premiums Collected" which follows).

    Net investment income. Net investment income increased 26 percent to $55.1 million in the second quarter of 1994 from $43.6 million in the second quarter of 1993, and increased 32 percent to $103.0 million in the first six months of 1994 from $77.9 million in the first six months of 1993. The increase was due to the growth of invested assets as a result of; (i) recurring operations; (ii) the recapture on March 31, 1993, of a reinsurance treaty with related assets totaling $182.0 million; (iii) the recapture, effective April 1, 1994, of a reinsurance treaty with assets totaling $371.0 million; and (iv) the capital transactions in connection with BLH's IPO, as discussed in the notes to the consolidated financial statements included in Conseco's 1993 Form 10-K, partially offset by lower yields on the investment portfolio.

    Net trading income (loss). BLH had a $.4 million net trading loss (after applicable expenses, taxes and minority interest) in the second quarter of 1994, compared to $2.0 million net trading income in the second quarter of 1993. The net trading loss was $.4 million in the first six months of 1994, compared to net trading income of $4.7 million in the same period of 1993. Net trading income often fluctuates from period to period as market conditions change for trading activities.

    Net realized gain (loss).   Net realized gain (loss) (after applicable
expenses, amortization, change in future policy benefits and taxes) often fluctuates from period to period. BLH sold $283.1 million and $662.9 million of actively managed securities during the second quarters of 1994 and 1993, respectively, and $718.3 million and $1,130.2 million in the first six months of 1994 and 1993, respectively. Such securities were sold in response to changes in the investment environment which created opportunities to enhance the risk profile of the investment portfolio by replacing existing securities with alternative securities without adversely affecting the matching of expected maturities of assets and liabilities.

    The realization of investment gains and losses affects the timing of the amortization of the cost of policies purchased and the cost of policies produced. As a result of realized gains and losses from the sales of fixed maturity investments in the second quarters of 1994 and 1993, amortization of cost of policies purchased and cost of policies produced was increased by $1.1 million and $6.6 million, respectively. As a result of realized gains and losses from the sales of fixed maturity investments in the first six months of 1994 and 1993, amortization of cost of policies purchased and cost of policies produced was increased by $.2 million and $13.7 million, respectively.

    Insurance policy benefits. Total insurance policy benefits (including change in future policy benefits) did not change materially between the corresponding 1993 and 1994 periods, consistent with the immaterial change in insurance policy income.

    Interest expense on long-term debt. Interest expense on long-term debt decreased 13 percent to $7.7 million in the second quarter of 1994 from $8.9 million in the second quarter of 1993, and decreased 21 percent to $15.5 million in the first six months of 1994 from $19.7 million in first six months of 1993. The reduction in interest expense was attributable to: (i) scheduled and unscheduled principal payments totaling $65.0 million on the senior term loan in March and April, 1993; (ii) the repurchase of $20.0 million senior subordinated notes of BLH in December 1993; (iii) the repayment of $36.7 million junior subordinated notes in March 1993; and (iv) the scheduled principal payment on the senior term loan of $11.0 million in March 1994.

    Extraordinary charge. In the first six months of 1993, BLH retired all of its junior subordinated notes and prepaid $55.0 million of its senior term loan resulting in a net extraordinary charge of $5.6 million, of which Conseco's share was $2.1 million.

    WNC:

                                           Three months ended            Six months ended
                                                 June 30,                   June 30,
                                      --------------------------   --------------------------
                                             1994                         1994
                                      --------------------         ------------------
                                               Included in                Included in
                                      Total     Conseco's          Total   Conseco's
                                       WNC      Accounts    1993    WNC     Accounts     1993
                                       ---      --------    ----    ---     --------     ----
                                                        (Dollars in millions)
Revenues:
  Insurance policy income            $  6.8      $  -     $  6.2   $ 12.8    $  -      $ 13.7
  Investment activity:
    Net investment income             157.0         -      153.9    310.9       -       287.7
    Net trading income (loss)           (.2)        -        6.2      3.7       -        20.1
    Net realized gain (loss)           (2.3)        -       25.1      3.5       -        46.1
  Equity in earnings of WNC              -         9.5        -        -      31.4         -
Total revenues                        161.3        9.5     191.4    330.9     31.4      367.6
Benefits and expenses:
  Insurance policy benefits and change
    in future policy benefits          29.3         -       31.4     56.7       -        64.1
  Interest expense on annuities and
    financial products                 84.8         -       89.1    167.0       -       156.8
  Interest expense on long-term debt    2.7         -         -       4.4       -          -
  Amortization related to operations    4.3         -        4.0      8.8       -         7.6
  Amortization and change in
    future policy benefits related
    to realized gains and losses       (2.3)        -       21.0      3.5       -        35.4
  Other operating costs and expenses    2.9         -        2.0      6.3       -         3.3
Income before taxes                    36.9        9.5      42.5     80.0     31.4       98.4
Income tax expense                     13.2         .7      14.6     28.6       .9       34.3
Net income                             23.7        8.8      27.9     51.4     30.5       64.1

Summarized by component, all net of
  applicable expenses and taxes:
    Operating earnings                $23.8       $8.8     $21.3    $49.0    $30.5      $43.8
    Net trading income (loss)           (.1)        -        4.0      2.4       -        13.1
    Net realized gain (loss)             -          -        2.6       -        -         7.2
    Net income                         23.7        8.8      27.9     51.4     30.5       64.1


     General. Prior to the completion of the IPO of WNC, Western and WNC were wholly owned subsidiaries of Conseco. After the IPO, Conseco owns 40 percent of WNC. Accordingly, WNC is included in Conseco's financial statements on the equity method effective January 1, 1994. Amounts included in Conseco's accounts for the first six months of 1994 reflected: (i) all of WNC's earnings for the period through February 15, 1994, the date the IPO was completed; and
(ii) 40 percent of WNC's earnings for the remainder of the period. At June 30, 1994, the shares of WNC owned by Conseco had a net carrying value of $193.1 million, a market value of $296.3 million (based on the June 30, 1994 market value of $11.875 per share) and an initial cost of $44.7 million.

    Insurance policy income. Insurance policy income relates primarily to premiums from products with mortality and morbidity features. WNC does not emphasize generating new premiums from such products and the amount of insurance policy income did not change materially between the corresponding 1994 and 1993 periods.

    Net investment income. Total net investment income of WNC increased 2.0 percent to $157.0 million in the second quarter of 1994 from $153.9 million in the second quarter of 1993, and increased 8.1 percent to $310.9 million in the first six months of 1994 from $287.7 million in the first six months of 1993. Net investment income increased during the periods presented because of the growth of invested assets resulting from: (i) operations; (ii) the recapture of reinsurance from subsidiaries of Conseco on March 31, 1993, resulting in an increase of $1.3 billion in insurance liabilities and invested assets; and
(iii) the recapture of reinsurance from a nonaffiliated company on June 30, 1993, resulting in an increase of $156.5 million in insurance liabilities and invested assets, partially offset by lower yields on the investment portfolio. In addition, during the second quarters of 1994 and 1993, fixed maturity investments were redeemed prior to their scheduled maturity dates, resulting in additional investment income of approximately $1.0 million and $4.7 million, respectively. During the six months ended June 30, 1994 and 1993, such additional investment income was approximately $2.7 million and $11.0 million, respectively.

    Net trading income (loss). WNC had a $.1 million net trading loss (after applicable expenses and taxes) in the second quarter of 1994, compared to $4.0 million of net trading income in the second quarter of 1993. The net trading income was $2.4 million in the first six months of 1994 compared to net trading income of $13.1 million in the same period of 1993. Net trading income often fluctuates from period to period as market conditions change for trading activities.

    Net realized gain (loss). Net realized gain (loss) (after applicable expenses, amortization, change in future policy benefits and taxes) often fluctuate from period to period. Western sold fixed maturity investments of $912.8 million and $832.0 million in the second quarters of 1994 and 1993, respectively, and $1,699.3 million and $1,623.5 million in the first six months of 1994 and 1993, respectively. Such securities were sold in response to changes in the investment environment which created opportunities to enhance the risk profile of the investment portfolio by replacing existing securities with alternative securities without adversely affecting the matching of expected maturities of assets and liabilities.

    The realization of investment gains and losses affects: (i) the timing of the amortization of the cost of policies purchased and the cost of policies produced; and (ii) the change in future policy benefits. As a result of realized gains and losses from the sales of fixed maturity investments in the second quarters of 1994 and 1993, amortization and change in future policy reserves related to realized gains and losses was $(2.3) million and $21.0 million, respectively. The negative amortization in the second quarter of the 1994 reflects the effect of the realization of investment losses and subsequent reinvestment of the proceeds at comparably higher rates on the cost of policies purchased and the cost of policies produced for investment-type contracts (principally annuities). Amortization and change in future policy reserves related to realized gains and losses in the first six months of 1994 and 1993 was $3.5 million and $35.4 million, respectively.

    Insurance policy benefits. Total insurance policy benefits (including change in future policy benefits) decreased 12 percent to $56.7 million in the first six months of 1994 from $64.1 million in the first six months of 1993, as a result of favorable mortality experience.

    Interest expense on annuities and financial products. Interest expense on annuities and financial products decreased 5 percent to $84.8 million in the second quarter of 1994 from $89.1 million in the second quarter of 1993. Such decrease reflects the reduced interest rates credited on these products, net of increased annuity liabilities from both operations and the recapture of $156.5 million in insurance liabilities on June 30, 1993 described under "Net investment income" above. This account increased 7 percent to $167.0 million in the first six months of 1994 from $156.8 in the first six months of 1993. Such increase reflects the increased annuity liabilities from both (i) operations and (ii) the reinsurance recaptures described under "Net investment income" above, partially offset by reduced interest rates credited on these products. The average rate credited on all insurance liabilities was 6.2 percent and 6.9 percent at June 30, 1994 and 1993, respectively. The decline in credited rates over these periods resulted from the lower interest rate environment.

    Interest expense on long-term debt. WNC completed its public offering of $150.0 million aggregate principal amount 7.125 percent senior notes on February 22, 1994. Interest expense in the 1994 periods results principally from such notes.

    Other operating costs and expenses.   Other operating expenses increased
45 percent to $2.9 million in the second quarter of 1994 from $2.0 million in the second quarter of 1993, and increased 91 percent to $6.3 million in the first six months of 1994 from $3.3 million in the first six months of 1993, primarily as a result of the additional costs incurred in establishing WNC as a separate holding company.

    CCP:

                                                   Three months ended June 30,
                                           ----------------------------------------------
                                                  1994                    1993
                                           --------------------     ---------------------
                                                    Included in             Included in
                                           Total     Conseco's      Total    Conseco's
                                            CCP       Accounts       CCP      Accounts
                                            ---       --------       ---      --------
                                                      (Dollars in millions)
Revenues:
  Insurance policy income . . . . . . . . $ 28.1       $  -         $30.9      $ -
  Investment activity:
    Net investment income . . . . . . . .   92.8          -         107.3        -
    Net trading income. . . . . . . . . .     -           -           3.2        -
    Net realized gain . . . . . . . . . .    9.4          -          14.2        -
  Equity in earnings of CCP . . . . . . .     -          9.2          -         9.6
  Equity in earnings of BLH . . . . . . .     -           -           -          -
  Merchant banking income . . . . . . . .     -           -           -          -
Total revenues. . . . . . . . . . . . . .  130.3         9.2        155.6       9.6
Benefits and expenses:
  Insurance policy benefits and change
    in future policy benefits               16.3          -          20.2        -
  Interest expense on annuities
    and financial products                  51.6          -          66.0        -
  Interest expense on long-term debt. . .    2.3          -           4.0        -
  Interest expense on short-term
    investment borrowing                     2.3          -            .7        -
  Amortization related to operations  . .    6.3          -           7.7        -
  Amortization and change in future policy
    benefits related to realized gains. .    5.5          -           3.6        -
  Other operating costs and expenses. . .    9.9          -          13.1        -
Income before taxes and
  extraordinary charge                      36.1         9.2         40.3       9.6
Income tax expense  . . . . . . . . . . .   13.6          .6         13.5        .7
Income before extraordinary charge. . . .   22.5         8.6         26.8       8.9
Extraordinary charge. . . . . . . . . . .     -           -            -         -
Net income. . . . . . . . . . . . . . . .   22.5         8.6         26.8       8.9

Summarized by component, all net of applicable expenses
  and taxes:
    Operating earnings. . . . . . . . . .  $20.6        $8.6        $17.9      $8.9
    Net trading income  . . . . . . . . .     -           -           2.1        -
    Net realized gain . . . . . . . . . .    1.9          -           6.8        -
    Extraordinary charge. . . . . . . . .     -           -            -         -
    Net income  . . . . . . . . . . . . .   22.5         8.6         26.8       8.9



                                                   Three months ended June 30,
                                           ----------------------------------------------
                                                  1994                    1993
                                           --------------------     ---------------------
                                                    Included in             Included in
                                           Total     Conseco's      Total    Conseco's
                                            CCP       Accounts       CCP      Accounts
                                            ---       --------       ---      --------
                                                      (Dollars in millions)
Revenues:
  Insurance policy income . . . . . . . . $ 58.2       $ -          $63.2      $ -
  Investment activity:
    Net investment income . . . . . . . .  188.0         -          208.4        -
    Net trading income. . . . . . . . . .     -          -            9.7        -
    Net realized gain . . . . . . . . . .   10.9         -           19.9        -
  Equity in earnings of CCP . . . . . . .     -        17.2            -       17.3
  Equity in earnings of BLH . . . . . . .     -          -            1.2        -
  Merchant banking income . . . . . . . .     -          -           10.5        -
Total revenues. . . . . . . . . . . . . .  257.1       17.2         312.9      17.3
Benefits and expenses:
  Insurance policy benefits and change
    in future policy benefits               33.2         -           42.3        -
  Interest expense on annuities and
    financial products                     105.4         -          128.5        -
  Interest expense on long-term debt. . .    5.1         -            8.4        -
  Interest expense on short-term
    investment borrowings                    3.9         -             .9        -
  Amortization related to operations  . .   13.1         -           15.1        -
  Amortization and change in future policy
    benefits related to realized gains. .    6.4         -            8.8        -
  Other operating costs and expenses. . .   22.2         -           24.3        -
Income before taxes and
  extraordinary charge                      67.8       17.2          84.6      17.3
Income tax expense  . . . . . . . . . . .   24.9        1.2          29.5       1.3
Income before extraordinary charge. . . .   42.9       16.0          55.1      16.0
Extraordinary charge. . . . . . . . . . .    1.3         .5            -         -
Net income. . . . . . . . . . . . . . . .   41.6       15.5          55.1      16.0

Summarized by component, all net of
  applicable expenses and taxes:
    Operating earnings. . . . . . . . . .  $40.6      $16.0         $41.8     $16.0
    Net trading income  . . . . . . . . .     -          -            6.3        -
    Net realized gain . . . . . . . . . .    2.3         -            7.0        -
    Extraordinary charge. . . . . . . . .    1.3         .5            -         -
    Net income  . . . . . . . . . . . . .   41.6       15.5          55.1      16.0


    CCP's earnings during the second quarters of 1994 and 1993 and the first six months of 1994 and 1993 were affected by: (i) reduced interest expense resulting from the reduction in CCP's long-term debt through scheduled and unscheduled principal payments and lower interest rates; (ii) reduced trading income resulting from less favorable market conditions; (iii) the merchant banking income earned in the first quarter of 1993; and (iv) reduced operating costs resulting from lower policy maintenance expenses and other factors. Conseco's equity in the earnings of CCP during this period was affected by these factors and changes in Conseco's ownership interest in CCP resulting from: (i) Conseco's acquisition of 2.3 million additional shares of CCP after the first quarter of 1993; and (ii) CCP's repurchase of 1.6 million common shares in open market transactions in the first six months of 1994. Conseco's equity in the earnings of CCP in the first six months of 1994 included a $.5 million extraordinary charge related to CCP's prepayment of debt. At June 30, 1994, Conseco owned 42 percent of the common stock of CCP. Such shares owned by Conseco had a net carrying value of $218.1 million, a fair value of approximately $235.4 million (based on the June 30, 1994 market value of $20.375 per share) and a total cost to Conseco of $102.8 million.

    CCP was a partner in the investment of Conseco Capital Partners, L.P. (the "Partnership") in BLH. In conjunction with BLH's IPO, CCP's investment in the Partnership was exchanged for approximately 2.8 percent of the common stock of BLH. Through the date of the IPO, CCP recognized equity in earnings of BLH of $1.2 million in the first quarter of 1993. A gain on the sale of stock by BLH of $10.5 million was recognized in the first quarter of 1993. After the IPO, CCP's investment in BLH is carried at fair value, with any unrealized gain or loss, net of tax, included directly in shareholders' equity.

    Because Conseco's investment in BLH is accounted for using the consolidation method, Conseco's ownership interest in BLH through CCP is included in the "BLH" segment. Conseco's ownership interest in the gain recognized by CCP in conjunction with BLH's IPO is included in the "Merchant Banking" segment.

    WHOLLY OWNED INSURANCE SUBSIDIARIES:

                                          Three months         Six months
                                          ended June 30,      ended June 30,
                                         ----------------    ----------------
                                         1994        1993    1994        1993
                                         ----        ----    ----        ----
                                                 (Dollars in millions)
Revenues:
  Insurance policy income . . . . . .   $13.0        $17.2   $30.5       $34.3
  Investment activity:
    Net investment income . . . . . .    18.3         28.5    38.9        65.6
    Net trading income. . . . . . . .      .1           .3      .1         9.9
    Net realized gain (loss). . . . .    (2.1)         (.9)   (9.7)         .6
Total revenues. . . . . . . . . . . .    29.3         45.1    59.8       110.4
Benefits and expenses:
  Insurance policy benefits and change
    in future policy benefits . . . .    16.0         18.3    34.5        36.4
  Interest expense on annuities and
    financial products. . . . . . . .     2.9          8.1     7.2        33.6
  Amortization related to operations      1.4          2.1     2.8         4.1
  Amortization related to realized
   gains and losses                       1.1         (1.0)   (1.1)        6.4
  Other operating costs and expenses.     4.9          3.7     8.7         7.2
Income before taxes . . . . . . . . .     5.0         14.1     7.4        22.9
Income tax expense  . . . . . . . . .     1.2          4.6     2.3         7.7
Net income. . . . . . . . . . . . . .     3.8          9.5     5.1        15.2

Summarized by component, all net of
  applicable expenses and taxes:
    Operating earnings  . . . . . . .    $4.4         $9.4   $10.7      $13.0
    Net trading income  . . . . . . .      .1           -       .1        6.5
    Net realized gain (loss). . . . .     (.7)          .1    (5.7)      (4.3)
    Net income  . . . . . . . . . . .     3.8          9.5     5.1       15.2


    Insurance policy income. Insurance policy income relates primarily to premiums from products with mortality and morbidity features. The amount of insurance policy income in 1994 reflects the decreased emphasis on generating new premiums from such products.

    Net investment income. Net investment income of the wholly owned insurance subsidiaries decreased 36 percent to $18.3 million in the second quarter of 1994 from $28.5 million in the second quarter of 1993, and decreased 41 percent to $38.9 million in the first six months of 1994 from $65.6 million in the first six months of 1993. Such decrease is the result of several factors including: (i) a reduction in investment income related to the separate account activities; (ii) the surrender for redemption of $50 million stated value of ICH preferred stock used to purchase additional shares of BLH; (iii) lower yields on the investment portfolios; and (iv) for the six month periods the recapture of reinsurance by Western from Conseco's wholly owned insurance subsidiaries on March 31, 1993, which resulted in a decrease of $1.3 billon in insurance liabilities and invested assets. In addition, during the second quarters of 1994 and 1993, fixed maturity investments were redeemed prior to their scheduled maturity dates, resulting in additional investment income of approximately $.1 million and $.6 million, respectively. Such additional investment income was $.2 million and $2.3 million in the first six months of 1994 and 1993, respectively.

    Net trading income. The wholly owned insurance subsidiaries had $.1 million of net trading income (after applicable expenses and taxes) in the second quarter of 1994, compared to no trading income in the second quarter of
1993.   Net trading income was $.1 million and $6.5 million in the first six months of 1994 and 1993, respectively. Net trading income often fluctuates from period to period as market conditions change for trading activities.

    Net realized gains.    Net realized gains (after applicable expenses,
amortization and taxes) often fluctuate from period to period. Fixed maturity investments of $51.2 million and $70.6 million were sold in the second quarters of 1994 and 1993, respectively, and $151.6 million and $399.2 million were sold in the first six months of 1994 and 1993, respectively. Such securities were sold in response to changes in the investment environment which created opportunities to enhance the risk profile of the investment portfolio by replacing existing securities with alternative securities without adversely affecting the matching of expected maturities of assets and liabilities.

    The realization of investment gains and losses affects the timing of the amortization of the cost of policies produced and the cost of policies purchased. As a result of realized gains and losses from the sales of fixed maturities in the second quarters of 1994 and 1993, amortization related to realized gains and losses was $1.1 million and $(1.0) million, respectively. As a result of realized gains and losses of fixed maturities in the first six months of 1994 and 1993, amortization related to realized gains and losses was $(1.1) million and $6.4 million, respectively.

    Insurance policy benefits and change in future policy benefits. These accounts decreased 13 percent to $16.0 million in the second quarter of 1994 from $18.3 million in the second quarter of 1993 as a result of a decrease in death benefits in the second quarter of 1994.

    Interest expense on annuities and financial products. Interest expense on annuities and financial products decreased 64 percent to $2.9 million in the second quarter of 1994 from $8.1 million in the second quarter of 1993, and decreased 79 percent to $7.2 million in the first six months of 1994 from $33.6 million in the first six months of 1993. Such decrease was a result of: (i) a reduction in amounts credited to the separate accounts as a result of the aforementioned reduction in investment income related to these accounts; and
(ii) for the six month periods the aforementioned reinsurance recapture by Western. The average rate credited on all insurance liabilities was approximately 7.0 percent at June 30, 1994 and approximately 7.1 percent at June 30, 1993.

    Amortization related to operations. Amortization related to operations decreased in the first six months of 1994 from the same period in 1993 as a result of the aforementioned reinsurance recapture.

    SERVICES PROVIDED FOR FEES:

                                          Three months           Six months
                                          ended June 30,        ended June 30,
                                         ----------------      ----------------
                                         1994        1993      1994        1993
                                         ----        ----      ----        ----
                                                 (Dollars in millions)
Revenue:
  Investment management                 $ 9.0        $ 8.3     $ 18.6      $16.1
  Commissions                             5.9          3.0        9.2        4.9
  Administrative services, net of
    directly related expenses             2.9          1.7        4.4        2.8
Total revenue                            17.8         13.0       32.2       23.8
Less intercompany eliminations           (2.6)        (5.2)      (4.1)      (8.9)
Revenues reported                        15.2          7.8       28.1       14.9

Net income attributable to:
  Investment management                   3.8          4.0        8.7        7.7
  Commissions                              .1         (0.5)        .3        (.6)
  Administrative services                 1.8          1.1        2.8        1.8
Net income                                5.7          4.6       11.8        8.9

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

    Growth in total fees during the second quarter of 1994 compared to the second quarter of 1993 as well as the first six months of 1994 compared to the first six months of 1993, was the result of an increase in fee-producing activities provided to both affiliated clients and others. Commission revenues in the second quarter of 1994 include $2.3 million related to the buyout of a marketing agreement by a bank.

    MERCHANT BANKING ACTIVITIES:

                                          Three months           Six months
                                          ended June 30,        ended June 30,
                                         ----------------      ----------------
                                         1994        1993      1994        1993
                                         ----        ----      ----        ----
                                                 (Dollars in millions)
  Incentive earnings allocation           -            -       $  -         $ 36.6
  Gain on sale of stock                   -            -        65.3         101.5
  Total revenues                          -            -        65.3         138.1
  Income tax expense                      -            -        22.9          53.4
  Net income                              -            -        42.4          84.7


    The 1994 gain related to the sale of a majority interest in WNC.   The 1993
incentive earnings allocation was earned when total returns realized by the other partners in the first partnership exceeded prescribed targets. The 1993 gain related to the public sale of shares by BLH.

    CORPORATE AND OTHER:

                                          Three months           Six months
                                          ended June 30,        ended June 30,
                                         ----------------      ----------------
                                         1994        1993      1994        1993
                                         ----        ----      ----        ----
                                                 (Dollars in millions)
Net investment income                   $1.5         $ 2.7     $ 3.2       $ 9.0
Total revenues                           (.5)          3.5       3.0        11.2
Interest expense on long-term debt       6.0           6.8      13.9        14.9
Other operating costs and expenses       7.3          10.5      14.3        19.7
Income tax benefit                       4.0           4.2       7.8         7.1
Loss before extraordinary charge         9.8           9.6      17.4        16.3
Extraordinary charge on
  extinguishment of debt                  -            (.2)      1.9         8.8
Net loss                                 9.8           9.4      19.3        25.1

   These operations include financing costs for debt on which Conseco is directly liable and the costs associated with the holding company operations.

   Net investment income decreased in the second quarter of 1994 and in the six months of 1994 from the same periods in 1993 as a result of: (i) lower average invested assets; and (ii) decreased yields on such invested assets. The lower average invested assets resulted principally from purchases of additional shares of BLH and CCP in the third quarter of 1993 and repurchases of Conseco shares in the third quarter of 1993 and the six months ended June 30, 1994, offset by proceeds from the sale of WNC shares in the first quarter of 1994.

   Other operating costs and expenses decreased 30 percent to $7.3 million in the second quarter of 1994 from $10.5 million in the second quarter of 1993, and decreased 27 percent to $14.3 million in the first six months of 1994 from $19.7 million in the first six months of 1993 as a result of compensation costs based on the Company's earnings.

   During the first six months of 1994, the Company repaid certain debt, as described in the notes to the consolidated financial statements included herein, resulting in an extraordinary charge of $1.9 million (net of a $1.0 million tax benefit). During the first six months of 1993, the Company also repaid certain debt resulting in an extraordinary charge of $8.8 million (net of a $4.6 million tax benefit).

   PREMIUMS COLLECTED

   Insurance policy income shown on the Company's financial statements in accordance with generally accepted accounting principles consists of premiums received for policies which have life contingencies or morbidity features and of certain policy charges and fees. For annuity and universal life contracts without such features, premiums collected are not reported as revenues, but rather are reported as deposits to insurance liabilities. Revenues for products recognized as deposits to insurance liabilities are recognized over time in the form of investment income and surrender or other charges.

   Premiums collected by BLH. Premiums collected by BLH for the second quarter of 1994 were $375.1 million, of which $84.1 million were recorded as deposits to policy liability accounts. This compared to $354.7 million collected and $63.1 million recorded as deposits to policy liability accounts in the second quarter of 1993. Premiums collected by BLH for the first six months of 1994 were $760.1 million, of which $147.2 million were recorded as deposits to policy liability accounts. This compared to $720.8 million collected and $115.5 million recorded as deposits to policy liability accounts in the first six months of 1993. Collected premiums by business segment were as follows:

                                          Three months           Six months
                                          ended June 30,        ended June 30,
                                         ----------------      ----------------
                                         1994        1993      1994        1993
                                         ----        ----      ----        ----
                                                 (Dollars in millions)
  Individual health:
    Medicare supplement                 $138.4       $131.4    $296.3      $279.8
    Long-term care                        31.9         28.1      64.0        56.1
    Other                                 29.7         36.5      62.1        74.8
                                        ------       ------    ------      ------
      Total individual health            200.0        196.0     422.4       410.7

  Annuities                               75.1         57.7     136.8       106.2
  Individual life                         23.1         23.7      46.4        46.8
  Group and other                         76.9         77.3     154.5       157.1
                                        ------       ------    ------      ------
      Total                             $375.1       $354.7    $760.1      $720.8
                                        ======       ======    ======      ======

    Medicare supplement premiums collected increased 5 percent to $138.4 million in the second quarter of 1994 from $131.4 million in the second quarter of 1993, and increased 6 percent to $296.3 million in the first six months of 1994 from $279.8 million in the first six months of 1993. New business, improved persistency, rate increases and payment mode changes contributed to this increase. Annualized new business premiums were approximately $39 million in the first six months of 1994 and 1993.

    Long-term care collected premiums increased 14 percent to $31.9 million in the second quarter of in 1994 from $28.1 million in the second quarter of 1993, and increased 14 percent to $64.0 million in the first six months of 1994 from $56.1 million in the first six months of 1993. Growth in new business and a larger base of renewal premiums contributed to this increase. Annualized new business premiums increased 36 percent to $13.3 million in the first six months of 1994 from $9.8 million in the first six months of 1993.

    Annuity premiums collected increased 30 percent to $75.1 million in the second quarter of 1994 from $57.7 million in the second quarter of 1993, and increased 29 percent to $136.8 million in the first six months of 1994 from $106.2 million in the first six months of 1993. Virtually all of this increase related to sales of single premium deferred annuities. The increase occurred because of an increased marketing emphasis placed on annuity sales and because of the low rates available on alternative investments, such as certificates of deposit.

    Collected premiums for other individual health products decreased 19 percent to $29.7 million in the second quarter of 1994 from $36.5 million in the second quarter of 1993, and decreased 17 percent to $62.1 million in the first six months of 1994 from $74.8 million in the first six months of 1993. This decrease was anticipated due to prior steps taken to improve the profitability of these products.

    Premiums collected by Conseco's wholly owned insurance subsidiaries. Premiums collected by Conseco's wholly owned insurance subsidiaries decreased 14 percent to $18.4 million in the second quarter of 1994 from $21.4 million in the second quarter of 1993, and decreased 53 percent to $44.4 million in the first six months of 1994 from $95.1 million in the first six months of 1993. During the first six months of 1993, the Company collected $55.5 million of premiums from guaranteed investment contracts and deposit funds for qualified retirement plans maintained by a subsidiary of the Company. Conseco's wholly owned subsidiaries are not actively marketing new products.

    LIQUIDITY AND CAPITAL RESOURCES

    The comparison of June 30, 1994 balances to December 31, 1993 balances in the consolidated balance sheet is largely affected by the deconsolidation of Western, effective January 1, 1994. Additional changes in the consolidated balance sheet reflect growth through Conseco's three earnings activities previously discussed and the long-term debt and capital stock transactions described in the accompanying notes to consolidated financial statements.

    The following unaudited pro forma balance sheet data at December 31, 1993, are presented as if the IPO of WNC and related transactions had occurred on such date (dollars in millions):

     Investment in WNC. . . . . . . . . . . . .$  254.6
     Total investments. . . . . . . . . . . . . 4,317.7
     Total assets . . . . . . . . . . . . . . . 6,020.1
     Total liabilities. . . . . . . . . . . . . 4,628.9
     Shareholders' equity . . . . . . . . . . . 1,167.4

    The decrease in shareholders' equity in the first six months of 1994 resulted from the capital transactions described in "Changes in Capital Stock" in the notes to the consolidated financial statements and a decline in unrealized appreciation (depreciation) of $216.0 million to reflect the decrease in the market value of the Company's investments, partially offset by the increase in shareholders' equity from earnings. The decline in unrealized appreciation (depreciation) is recorded consistent with the requirements of Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities. This decrease resulted from the higher interest rate environment, which generally caused the market value of fixed maturities to decrease.

    The ratio of debt for which the Company is directly liable to shareholders' equity decreased to .27-to-1 at June 30, 1994, from .36-to-1 at December 31, 1993, as a result of the repayment of debt, partially offset by borrowings under a new revolving credit agreement described in "Changes in Long-Term Debt" in the notes to the consolidated financial statements. Book value per common share was $23.02 at June 30, 1994 compared to $33.78 at December 31, 1993. The decline was due to the decrease in common equity described in the preceding paragraph, offset by the decrease in shares outstanding described in "Changes in Capital Stock" in the notes to the consolidated financial statements. The return on average common equity was 30 percent (annualized) for the six months ended June 30, 1994, compared to 37 percent for the year ended December 31, 1993. This decrease occurred primarily because of fluctuations in net trading gain (loss), net realized gain (loss) and merchant banking income during these periods, offset by the decrease in average common shareholders' equity in the first six months of 1994 compared to the year ended December 31, 1993.

    Dividends declared on common stock for the six months ended June 30, 1994, were $.25 per share.

    The amortized cost, estimated fair value and carrying value of fixed maturities (all of which were actively managed) were as follows at June 30, 1994:

                                                                 Gross        Gross       Estimated
                                                  Amortized   Unrealized   Unrealized        Fair
                                                     Cost       Gains        Losses         Value
                                                     ----       -----        -------        -----
                                                               (Dollars in millions)
   United States Treasury securities and
     obligations of United States government
     corporations and agencies. . . . . .          $  65.5      $  .6        $  4.5        $   61.6
   Obligations of states and political subdivisions    7.5         -             .4             7.1
   Debt securities issued by foreign governments      18.7         -             .9            17.8
   Public utility securities. . . . . . .            564.0        4.3          62.7           505.6
   Other corporate securities . . . . . .          1,307.6        3.7          88.6         1,222.7
   Mortgage-backed securities . . . . . .          1,055.0        1.6          82.9           973.7
                                                  --------      -----        ------        --------
       Total fixed maturities . . . . . .         $3,018.3      $10.2        $240.0        $2,788.5
                                                  ========      =====        ======        ========

    The following table sets forth the quality of fixed maturity investments as of June 30, 1994, classified in accordance with the highest rating by a nationally recognized statistical rating organization, or, if not rated by such firms, based on ratings assigned by the National Association of Insurance Commissioners ("NAIC") as follows: for purposes of the table, NAIC Class 1 is included in the "A" rating; Class 2, "BBB-"; Class 3, "BB-" and Classes 4 to
6, "B+ and below."

          Investment                         Percent of          Percent of
            Rating                        Fixed Maturities    Total Investments
            ------                        ----------------    -----------------
             AAA. . . . . . . . . .             40%                 27%
             AA . . . . . . . . . .              7                   5
             A. . . . . . . . . . .             22                  15
             BBB+ . . . . . . . . .              5                   3
             BBB. . . . . . . . . .              8                   6
             BBB- . . . . . . . . .             11                   7
                                               ---                  --
                    Investment grade            93                  63
                                               ---                  --
             BB+. . . . . . . . . .              3                   2
             BB . . . . . . . . . .             -                   -
             BB-. . . . . . . . . .              1                   1
             B+ and below . . . . .              3                   2
                                               ---                  --
                    Below investment grade       7                   5
                                               ---                  --
                    Total fixed maturities     100%                 68%
                                               ===                  ==

    Fixed maturities which were below investment grade had a total estimated fair value and carrying value of $187.1 million and an amortized cost of $202.3 million at June 30, 1994.

    During the first six months of 1994, the Company wrote down investments and accrued investment income totaling $.2 million as a result of changes in conditions which caused the Company to conclude that the issuers may be unable to comply with the terms of the securities. These writedowns were recorded as realized losses. The Company recorded writedowns of $5.2 million in the comparable period of 1993. The amortized cost, carrying value and fair value of fixed maturity investments in default as to the payment of principal or interest were $9.9 million, $10.5 million and $10.5 million, respectively, at June 30, 1994.

    Mortgage-backed securities at June 30, 1994, included collateralized mortgage obligations of $550.5 million and mortgage-backed pass-through securities of $423.2 million. Although mortgage-backed securities are subject to risks involving the timing of cash flows due to prepayments, the Company seeks to limit its risk by: (i) purchasing securities which are backed by collateral with lower prepayment sensitivity (such as mortgages purchased at a discount from par value and mortgages that are extremely seasoned); (ii) avoiding securities whose values are heavily influenced by changes in prepayments (such as interest-only and principal-only securities); and (iii) concentrating on securities with prepayment protected structures (such as
planned amortization class ("PAC") collateralized mortgage obligations).   PAC
instruments represented approximately 50 percent of the Company's mortgage-backed securities at June 30, 1994. At June 30, 1994, the par value, amortized cost and estimated fair value of investments in mortgage-backed securities summarized by interest rates on the underlying collateral were comprised of the following:

                                                   Par    Amortized    Estimated
                                                  Value     Cost      Fair Value
                                                  -----     ----      ----------
                                                     (Dollars in millions)
  Pass-through securities:
   Below 7% . . . . . . . . . . . . . . . . . . . $  303.8  $  304.3   $278.1
   7% - 8%. . . . . . . . . . . . . . . . . . . .    134.3     137.4    128.1
   8% - 9%. . . . . . . . . . . . . . . . . . . .      5.4       5.5      5.4
   Above 9% . . . . . . . . . . . . . . . . . . .     11.4      11.4     11.6

  Planned amortization class CMO instruments:
   Below 7% . . . . . . . . . . . . . . . . . . .    219.1     207.6    185.4
   7% - 8%. . . . . . . . . . . . . . . . . . . .    249.7     245.1    226.0
   8% - 9%. . . . . . . . . . . . . . . . . . . .     58.1      58.7     56.4
   Above 9% . . . . . . . . . . . . . . . . . . .     19.9      20.6     20.1

  Other CMO instruments:
   Below 7% . . . . . . . . . . . . . . . . . . .     11.0      10.4     9.4
   Above 9% . . . . . . . . . . . . . . . . . . .     52.9      54.0    53.2
                                                  --------  --------  ------
       Total mortgage-backed securities . . . . . $1,065.6  $1,055.0  $973.7
                                                  ========  ========  ======

    At June 30, 1994, the balance of mortgage loans was comprised of 85 percent commercial loans, 2 percent residential loans and 13 percent residual interests in collateralized mortgage obligations. Less than 1 percent of mortgage loans were noncurrent at June 30, 1994. There were no material realize losses on mortgage loans during the six months ended June 30, 1994 and 1993, respectively. At June 30, 1994, the Company had a loan loss reserve of $.9 million.

    Borrowings under reverse repurchase agreements and dollar-roll transactions were $189.7 million at June 30, 1994, and were collateralized by pledged securities with fair values approximately equal to the borrowings. Such borrowings averaged approximately $268.5 million during the first six months of 1994, compared to approximately $324.6 million during the same period of 1993.

    STATUTORY INFORMATION

    Statutory accounting practices prescribed or permitted for the Company's insurance subsidiaries by regulatory authorities differ from generally accepted accounting principles. The Company's life insurance subsidiaries that are included on a consolidated basis in these financial statements reported the following amounts to regulatory agencies at June 30, 1994, after appropriate eliminations of intercompany accounts among such subsidiaries (dollars in millions):

          Statutory capital and surplus . . . $381.0

          Asset valuation reserve . . . . . .   27.5

          Interest maintenance reserve. . . .   70.2
                                              ------
             Total. . . . . . . . . . . . . . $478.7
                                              ======

   In connection with the acquisition of BLH, the capital of one of the life insurance subsidiaries (Bankers Life Insurance Company of Illinois) was increased by providing cash in exchange for a surplus debenture. The unpaid balance of the surplus debenture of $460.0 million at June 30, 1994, is considered a part of statutory capital and surplus of the life insurance subsidiary. Payments to BLH of principal and interest on the surplus debenture may be made from available funds only with the approval of the Illinois Department of Insurance when its Director is satisfied that the financial condition of the subsidiary warrants that action. Such approval may not be withheld provided the surplus of the subsidiary exceeds, after such payment, approximately $128 million. Such subsidiary's surplus at June 30, 1994, was $311.3 million. During April 1994, such subsidiary made a scheduled principal payment on the surplus debenture of $25.0 million plus accrued interest.

   At June 30, 1994, the ratio of such consolidated statutory account balances to consolidated statutory liabilities (excluding AVR, IMR, liabilities from separate account business and short-term collateralized borrowings) was 15 percent, compared to a ratio of 11.4 percent (17.1 percent excluding the accounts of Western) at December 31, 1993.

   During the six months ended June 30, 1994, the Company's wholly owned life insurance subsidiaries paid no dividends to the parent company. Approximately $18.7 million is available for distribution in 1994 without the permission of state regulatory authorities.

   PENDING ACQUISITIONS

   Kemper Corporation

   On June 26, 1994, Conseco and Kemper Corporation ("Kemper") signed a definitive merger agreement under which a wholly owned subsidiary of Conseco will be merged into Kemper. It is contemplated the combined entity would operate under the Kemper name. Under the agreement, each of the issued and outstanding shares of Kemper common stock would be converted into the right to receive $56.00 in cash and a fraction of a share of Conseco common stock determined by dividing $11.00 by the average closing price of Conseco common stock prior to the merger (such fraction to be not more than .2418 nor less than .1982). Based on Conseco's closing price on Friday, June 24, 1994, the total consideration would be $67.00 per Kemper share, and the total value of the transaction would be approximately $3.25 billion. In connection with the closing, it is contemplated that CCP II will purchase Kemper's life insurance and real estate subsidiaries.

  Consummation of the merger is subject to customary terms and conditions, including approvals by the stockholders of Kemper and Conseco, regulatory authorities and by the boards and shareholders of Kemper's mutual funds, and to obtaining the required financing.

  Conseco and CCP II have obtained a commitment letter from Citibank N.A. to provide in excess of $1.2 billion of senior secured bank financing for the transaction. Morgan Stanley & Co. Inc. has provided Conseco with a letter stating that it is highly confident that up to $750 million of subordinated debt financing will be available for the transaction. The remaining cash required for the merger, approximately $550 million (including estimated transaction, restructuring and other costs), is expected to be provided by Conseco and other existing investors in CCP II.

  Kemper, headquartered in Long Grove, Illinois, is a financial services holding company with principal operations in asset management, life insurance and securities brokerage. Kemper has approximately $90 billion in life insurance in force and operates one of the 10 largest full-service brokerage
firms in the United States.   Kemper has the nation's seventh-largest mutual
fund family, with $45 billion in assets under management, and also manages $22 billion in assets for Kemper's life insurance companies and other institutional customers.

   The Statesman Group, Inc.

   On May 1, 1994, Conseco signed a definitive merger agreement with The Statesman Group, Inc. ("Statesman") pursuant to which CCP II will acquire Statesman for approximately $350 million. Under the agreement, Statesman's shareholders would receive $15.25 per share, plus the right to receive up to another $2.00 in cash per share, based on the outcome of Statesman's pending litigation against the U.S. government concerning Statesman's former savings bank subsidiary. The transaction, which is subject to the approval of Statesman's shareholders and the receipt of all necessary regulatory approvals, is expected to close in the third quarter of 1994. Statesman is a financial services holding company with assets of $4.6 billion. In 1993, Statesman collected $1.0 billion of annuity premiums and recorded net income of $37.2 million.

   CalFarm Life Insurance Company

   In April 1994, the Company announced it executed a letter of intent with Zenith National Insurance Corp. ("Zenith") to acquire CalFarm Life Insurance Company ("CalFarm") for approximately $120 million in cash, subject to the execution of a definitive agreement and the receipt of all necessary regulatory approvals. Subsequent to the Company's announcement, Zenith reconsidered its decision to sell CalFarm and terminated negotiations.

   SUBSEQUENT EVENT

   On July 13 1994, the Company confirmed it is exploring the possible sale of one or more of its equity interests in WNC, CCP and BLH. Any such sales are subject to receiving fair value. Proceeds from any sale are anticipated to be used for general corporate purposes and to reduce the public debt and/or Conseco equity which otherwise would be issued in connection with the Kemper merger.

                      PART II - OTHER INFORMATION

   ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   On June 7, 1994, the shareholders voted upon of the following matters at the annual shareholders meeting:

    a)The election of Ngaire E. Cuneo to serve a two-year term and Rollin M. Dick, James D. Massey and Dennis E. Murray, Sr., to serve three-year terms. The results of the voting were as follows (there were no broker non-votes):

                  Ngaire E.       Rollin M.       James D.        Dennis E.
                   Cuneo            Dick           Massey        Murray, Sr.
                   -----            ----           ------        -----------
      For        23,487,055      23,503,217       23,494,547      23,502,997
      Withheld      102,123          85,961           94,631          86,181

    b)The adoption of the 1994 Stock and Incentive Plan. Shareholders cast 13,943,903 votes for and 4,120,380 votes against the 1994 Stock and Incentive Plan. There were 195,533 abstentions and 5,329,362 broker non-votes.

    c)The approval of the Performance-Based Compensation Bonus Plan for Executive Vice Presidents (the "Bonus Plan"). Shareholders cast 16,910,209 votes for and 1,222,377 against the Bonus Plan proposal. There were 127,230 abstentions and 5,329,362 broker non-votes.


   ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

    a)Exhibits.

       2.1 Agreement and Plan of Merger dated as of June 26, 1994, among Conseco, Inc., KC Acquisition, Inc. and Kemper Corporation ("Merger Agreement").

      11.1  Computation of Earnings Per Share - Primary.

      11.2  Computation of Earnings Per Share - Fully Diluted.

      99.1  Pro forma consolidated financial statements

    b)Reports on Form 8-K. A report on Form 8-K dated June 26, 1994 was filed with the Commission to report under Item 5 the Merger Agreement and to report under Item 7c the joint press release of the Registrant and Kemper Corporation issued June 27, 1994, regarding the Merger Agreement.

                               SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                               CONSECO, INC.


     Dated: August 15, 1994    By: ROLLIN M. DICK
                                   -----------------------
                                   Executive Vice President and
                                     Chief Financial Officer
                                   (authorized officer and principal
                                       financial officer)