Form 10-Q
period 1994-09-30
CONSECO INC
filed 1994-11-14
CIK 719241

                             UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                               Form 10-Q

    [ X ]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1994

    [   ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from        to


                    Commission File Number  1-9250


                             Conseco, Inc.

                Indiana                         No. 35-1468632
         ----------------------         ------------------------------
         State of Incorporation         IRS Employer Identification No.


         11825 N. Pennsylvania Street
           Carmel, Indiana  46032                (317) 573-6100
           ----------------------                --------------
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



Shares of common stock outstanding as of November 1, 1994:  24,470,614

                 PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                 CONSECO, INC. AND SUBSIDIARIES

                   CONSOLIDATED BALANCE SHEET
                      (Dollars in millions)

                             ASSETS

                                                   September 30,     December 31,
                                                        1994             1993
                                                    (unaudited)       (audited)
                                                    -----------       ---------
Investments:
 Fixed maturities:
  Actively managed at fair value (amortized
    cost: 1994 - $7,152.9; 1993 - $9,525.4)          $ 6,865.3         $ 9,820.6
  Held to maturity at amortized cost (fair value:
    1994 - $ - ; 1993 - $1.6)                             -                  1.1
 Equity securities at fair value (cost:
    1994 - $40.9; 1993- $30.2)                            37.1              30.3
 Mortgage loans                                          144.9             158.4
 Credit-tenant loans                                      49.0             326.9
 Policy loans                                            176.4             190.0
 Investment in Western National Corporation              157.3               -
 Investment in CCP Insurance, Inc.                       206.2             244.3
 Other invested assets                                    71.1              64.2
 Trading account securities                               26.1             105.8
 Short-term investments                                  425.2             666.4
 Assets held in separate accounts                         85.5              81.1
                                                     ---------         ---------
     Total investments                                 8,244.1          11,689.1

Cash segregated for the conversion of subordinated
 convertible debentures of a subsidiary                   66.5                -
Accrued investment income                                118.3             168.3
Reinsurance receivables                                   41.2             511.1
Deferred income taxes                                    153.5               -
Cost of policies purchased                             1,113.5             603.7
Cost of policies produced                                242.4             258.6
Goodwill (net of accumulated amortization:
 1994 - $20.6; 1993 - $14.3)                             615.3             320.6
Property and equipment at cost (net of accumulated
 depreciation: 1994 - $25.0; 1993 - $21.1)                88.0              71.7
Securities segregated for future redemption
 of preferred stock of a subsidiary                       35.5               -
Other assets                                             168.8             126.2
                                                     ---------         ---------
     Total assets                                    $10,887.1         $13,749.3
                                                     =========         =========


                             (continued on next page)

The accompanying notes are an integral part of the consolidated financial statements.

                 CONSECO, INC. AND SUBSIDIARIES

                      (Dollars in millions)

              LIABILITIES AND SHAREHOLDERS' EQUITY

                                                   September 30,     December 31,
                                                        1994             1993
                                                    (unaudited)       (audited)
                                                    -----------       ---------
Liabilities:
 Insurance liabilities                               $ 8,249.0         $10,798.3
 Income tax liabilities                                    -               118.2
 Investment borrowings                                   151.7             427.7
 Other liabilities                                       360.7             256.4
 Liabilities related to separate accounts                 85.1              79.0
 Notes payable of Conseco                                258.6             413.0
 Notes payable of CCP II entities, not direct
    obligations of Conseco                               374.4               -
 Notes payable of Bankers Life Holding Corporation,
    not direct obligations of Conseco                    279.8             290.3
                                                     ---------         ---------
     Total liabilities                                 9,759.3          12,382.9
                                                     ---------         ---------
Minority interest                                        341.0             223.8
                                                     ---------         ---------

Shareholders' equity:
 Preferred stock                                         287.5             287.5
 Common stock and additional paid-in capital,
    no par value, 500,000,000 shares authorized,
    shares outstanding: 1994 - 24,433,834;
    1993 - 25,311,773                                    172.1             102.8
 Unrealized appreciation (depreciation) of
    securities (net of applicable deferred
    income taxes: 1994 - $(53.6); 1993 - $41.8)         (203.6)             97.5
 Retained earnings                                       530.8             654.8
                                                     ---------         ---------
     Total shareholders' equity                          786.8           1,142.6
                                                     ---------         ---------
     Total liabilities and shareholders' equity      $10,887.1         $13,749.3
                                                     =========         =========











The accompanying notes are an integral part of the consolidated financial statements.


                    CONSECO, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF OPERATIONS
                         (Dollars in millions)
                              (unaudited)

                                               Three months ended         Nine months ended
                                                   September 30,            September 30,
                                               -------------------        ------------------
                                               1994           1993        1994          1993
                                               ----           ----        ----          ----
Revenues:
  Insurance policy income                     $320.2         $324.7     $ 954.2       $ 967.0
  Investment activity:
   Net investment income                        71.1          229.3       213.0         664.1
   Net trading income (loss)                    (1.2)          25.2        (3.6)         77.8
   Net realized gain (loss)                     (5.8)          34.2       (17.4)        104.3
  Fee revenue                                   14.4            6.4        42.5          21.3
  Equity in earnings of Western
    National Corporation                         7.5             -         38.9           -
  Equity in earnings of CCP Insurance, Inc.      5.0            8.6        22.2          25.9
  Restructuring income                           -               -         65.3         138.1
  Other income                                  12.7             .3        12.9            .8
                                               -----          -----     -------       -------
     Total revenues                            423.9          628.7     1,328.0       1,999.3
                                               -----          -----     -------       -------

Benefits and expenses:
  Insurance policy benefits                    223.8          248.9       680.1         752.5
  Change in future policy benefits              11.7           22.1        31.5          52.2
  Interest expense on annuities and
    financial products                          19.1          100.5        51.9         308.3
  Interest expense on long-term debt            12.2           12.9        37.4          42.5
  Interest expense on short-term
    investment borrowings                        1.3            4.1         6.2           7.6
  Amortization related to operations            32.8           35.4        95.3         100.8
  Amortization and change in future
    policy benefits related to realized
    gains and losses                            (1.7)          29.0        (2.6)         84.5
  Other operating costs and expenses            46.5           52.8       152.4         164.0
                                               -----          -----     -------       -------
     Total benefits and expenses               345.7          505.7     1,052.2       1,512.4
                                               -----          -----     -------       -------
     Income before income taxes, minority
        interest and extraordinary charge       78.2          123.0       275.8         486.9

Income tax expense                              26.8           48.5        85.1         180.5
                                               -----          -----     -------       -------
     Income before minority interest and
       extraordinary charge                     51.4           74.5       190.7         306.4

Less minority interest                          15.6           22.3        38.2          60.4
                                               -----          -----     -------       -------
     Income before extraordinary charge         35.8           52.2       152.5         246.0

Extraordinary charge on extinguishment
  of debt, net of taxes and minority
  interest                                       -              -           2.4          10.9
                                               -----          -----     -------       -------

                       (continued on next page)

The accompanying notes are an integral part of the consolidated financial statements.

                    CONSECO, INC. AND SUBSIDIARIES

            CONSOLIDATED STATEMENT OF OPERATIONS, continued
             (Dollars in millions, except per share data)
                              (unaudited)

                                               Three months ended         Nine months ended
                                                   September 30,            September 30,
                                               -------------------        ------------------
                                               1994           1993        1994          1993
                                               ----           ----        ----          ----
     Net income                                35.8           52.2        150.1        235.1

Less preferred stock dividends                  4.7            5.1         14.0         15.9
                                             ------         ------      -------       ------
     Earnings applicable to common stock     $ 31.1         $ 47.1      $ 136.1       $219.2
                                             ======         ======      =======       ======
Earnings per common share and common
  equivalent share:
  Primary:
   Weighted average shares               25,740,000     29,220,000   26,850,000   29,269,000
   Earnings before extraordinary charge       $1.21          $1.61        $5.16        $7.86
   Extraordinary charge                         -              -           (.09)        (.37)
                                              -----          -----        -----        -----
     Net income                               $1.21          $1.61        $5.07        $7.49
                                              =====          =====        =====        =====
  Fully diluted:
   Weighted average shares               30,249,000     33,868,000   31,360,000   33,448,000
   Earnings before extraordinary charge       $1.18          $1.53        $4.87        $7.26
   Extraordinary charge                         -              -           (.08)        (.32)
                                              -----          -----        -----        -----
     Net income                               $1.18          $1.53        $4.79        $6.94
                                              =====          =====        =====        =====
























The accompanying notes are an integral part of the consolidated financial statements.

                 CONSECO, INC. AND SUBSIDIARIES

         CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                      (Dollars in millions)
                           (unaudited)

                                                                     Nine months ended
                                                                       September 30,
                                                                    --------------------
                                                                    1994            1993
                                                                    ----            ----
Preferred stock:
 Balance, beginning of period                                    $ 287.5        $    50.0
   Series D preferred shares issued                                  -              287.5
   Series B preferred shares redeemed                                -              (50.0)
                                                                 -------         --------
 Balance, end of period                                          $ 287.5         $  287.5
                                                                 =======         ========

Common stock and additional paid-in capital:
 Balance, beginning of period                                    $ 102.8         $  115.4
   Amounts related to stock options and employee
     benefit plans                                                  18.6              4.0
   Tax benefit related to issuance of shares under
     employee benefit plans                                         67.8             15.2
   Cost of shares acquired charged to common stock and
     additional paid-in capital                                    (17.1)           (25.3)
   Cost of issuance of Series D preferred shares                      -              (9.0)
                                                                 -------         --------
 Balance, end of period                                          $ 172.1         $  100.3
                                                                 =======         ========

Unrealized appreciation (depreciation) of securities:
 Balance, beginning of period                                    $  97.5         $   42.9
   Change in unrealized appreciation (depreciation)               (301.1)            93.3
                                                                 -------         --------
 Balance, end of period                                          $(203.6)        $  136.2
                                                                 =======         ========

Retained earnings:
 Balance, beginning of period                                    $ 654.8         $  386.0
   Net income                                                      150.1            235.1
   Cost of shares acquired charged to retained earnings           (250.7)             -
   Dividends on common stock                                        (9.4)            (4.4)
   Dividends on preferred stock                                    (14.0)           (15.9)
                                                                 -------         --------
 Balance, end of period                                          $ 530.8         $  600.8
                                                                 =======         ========
     Total shareholders' equity                                  $ 786.8         $1,124.8
                                                                 =======         ========







The accompanying notes are an integral part of the consolidated financial statements.

                      CONSECO, INC. AND SUBSIDIARIES

                   CONSOLIDATED STATEMENT OF CASH FLOWS
                           (Dollars in millions)
                                (unaudited)

                                                                     Nine months ended
                                                                       September 30,
                                                                    --------------------
                                                                    1994            1993
                                                                    ----            ----
Cash flows from operating activities:
 Net income                                                      $  150.1      $  235.1
 Adjustments to reconcile net income to net
   cash provided by operating activities:
    Amortization and depreciation                                    98.5         166.9
    Income taxes                                                    (11.5)         10.3
    Insurance liabilities                                            41.1          86.7
    Interest credited to insurance liabilities                       51.9         308.3
    Fees charged to insurance liabilities                           (26.6)        (29.4)
    Accrual and amortization of investment income                   (15.1)        (57.4)
    Deferral of cost of policies produced                          (101.6)       (120.1)
    Restructuring income                                            (65.3)       (138.1)
    Equity in undistributed earnings of Western
      National Corporation                                          (36.9)          -
    Equity in undistributed earnings of CCP Insurance, Inc.         (21.5)        (25.4)
    Trading account securities                                       18.9          80.5
    Minority interest                                                30.6          59.9
    Extraordinary charge on extinguishment of debt                    2.4          10.9
    Other                                                           (36.5)         (1.8)
                                                                 --------      --------
       Net cash provided by operating activities                     78.5         586.4
                                                                 --------      --------
Cash flows from investing activities:
 Proceeds from sale of shares of Western National
   Corporation and related transactions                            537.9            -
 Sales of investments                                            1,110.6        4,353.7
 Maturities and redemptions                                         96.5        1,098.2
 Purchases of investments                                       (1,569.2)      (7,603.7)
 Cash received from reinsurance recapture                          158.8            -
 Purchase of additional shares of Bankers Life
   Holding Corporation                                               -           (237.6)
 Purchase of additional shares of CCP Insurance, Inc.                -            (59.5)
 Purchase of The Statesman Group, Inc.                            (215.3)            -
 Cash held by Western National Corporation before
   deconsolidation and the settlement of
   intercompany balances                                          (352.5)            -
 Other                                                              (6.9)          (66.9)
                                                                --------        --------
       Net cash used by investing activities                      (240.1)       (2,515.8)
                                                                --------        --------
Cash flows from financing activities:
 Issuance of capital stock                                          16.4           281.5
 Issuance of equity interests in subsidiaries                       67.6           405.3
 Issuance of debt of Conseco, net                                   62.6           393.4
 Issuance of debt of subsidiaries, net - not direct
   obligations of Conseco                                          306.3             -
 Payments on debt of Conseco                                      (220.3)         (157.2)
 Payments on debt of subsidiaries - not direct
   obligations of Conseco                                          (66.5)         (103.3)
 Payments to repurchase equity securities of Conseco.             (267.8)          (75.3)
 Payments to repurchase equity securities of subsidiary            (33.2)          (52.2)
 Deposits to insurance liabilities                                 268.2           864.3
 Investment borrowings                                             (55.5)          527.4
 Withdrawals from insurance liabilities                           (134.0)         (414.0)
 Dividends paid                                                    (23.4)          (15.3)
                                                                --------        --------
       Net cash provided (used) by financing activities            (79.6)        1,654.6
                                                                --------        --------
       Net decrease in short-term investments                     (241.2)         (274.8)

Short-term investments, beginning of period                        666.4           666.6
                                                                --------        --------
Short-term investments, end of period                           $  425.2        $  391.8
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

      SIGNIFICANT ACCOUNTING POLICIES

      The unaudited consolidated financial statements as of September 30, 1994, and for the three and nine months ended September 30, 1994 and 1993, reflect all adjustments, consisting only of normal recurring items, which are necessary to present fairly the Company's financial position and results of operations on a basis consistent with that of the prior audited consolidated financial statements. The consolidated financial statements include Conseco, its wholly owned subsidiaries, Bankers Life Holding Corporation and its wholly owned subsidiaries ("BLH") and Conseco Capital Partners II, L.P. ("CCP II") and its majority-owned subsidiaries. As sole general partner, Conseco exercises significant control over CCP II; therefore, the accounts of CCP II and its majority-owned subsidiaries are included in the consolidated financial statements. As described under "Acquisition of Statesman" in these notes, CCP II completed the acquisition of The Statesman Group, Inc. ("Statesman"), on September 29, 1994. The acquisition has been accounted for as a purchase. The purchase price of Statesman was allocated to the assets and liabilities acquired based on a preliminary determination of the values of the net assets acquired; accordingly, this allocation may be adjusted upon final determination of such values. The operations of Statesman will be included in the consolidated statement of operations of Conseco in periods beginning October
1, 1994.

     Conseco's principal wholly owned insurance subsidiaries are Bankers National Life Insurance Company, National Fidelity Life Insurance Company and Lincoln American Life Insurance Company (collectively referred to as "Wholly Owned Insurance Subsidiaries"). In the first nine months of 1993 and as of December 31, 1993, the consolidated financial statements also included the accounts of Western National Life Insurance Company ("Western"). As described under "Investment in Western National Corporation" in these notes, Western National Corporation ("WNC"), a company formed to be the holding company for Western, completed an initial public offering ("IPO") of its common stock on February 15, 1994. The shares issued in the offering represented a 60 percent interest in WNC. The remaining common shares, which represent a 40 percent interest, are held by the Company. Accordingly, WNC is included in Conseco's financial statements on the equity basis as of January 1, 1994. Intercompany amounts and transactions among consolidated subsidiaries are eliminated. Certain amounts from the prior period were reclassified to conform to the 1994 presentation.

      ADJUSTMENT TO ACTIVELY MANAGED FIXED MATURITIES

      The Company classifies fixed maturity investments into two categories:
"actively managed" (which are carried at estimated fair value) and "held to maturity" (which are carried at amortized cost). No fixed maturity investments were classified in the "held to maturity" category at September 30, 1994. The adjustment to carry actively managed fixed maturity investments at fair value (as described in note 1 to the consolidated financial statements included in the Company's 1993 Form 10-K) resulted in the following cumulative effects on balance sheet accounts as of September 30, 1994:

                                                                         Adjustment to Carry
                                                             Balance      Actively Managed
                                                             before       Fixed Maturities       Reported
                                                           Adjustment       at Fair Value         Amount
                                                           ----------       -------------         ------
                                                                        (Dollars in millions)
   Actively managed fixed maturities . . . . . . . . . . . $7,152.9            $(287.6)          $6,865.3
   Cost of policies purchased. . . . . . . . . . . . . . .  1,036.3               77.2            1,113.5
   Cost of policies produced . . . . . . . . . . . . . . .    230.6               11.8              242.4
   Deferred income taxes . . . . . . . . . . . . . . . . .     84.0               69.5              153.5
   Minority interest . . . . . . . . . . . . . . . . . . .    386.2              (45.2)             341.0
   Unrealized depreciation of securities . . . . . . . . .   (119.7)             (83.9)            (203.6)

       ACQUISITION OF STATESMAN

       On September 29, 1994, CCP II completed the acquisition of Statesman (the "Acquisition"). After the Acquisition and related financing transactions, CCP II owns approximately 80 percent of the outstanding shares of Statesman's common stock. Conseco formed CCP II in February 1994 with several other investors for the purpose of investing in acquisitions of annuity, life and accident and health insurance companies and related businesses. Conseco, through its direct investment and through its equity interest in the investments made by BLH, CCP Insurance, Inc. ("CCP") and WNC, has approximately a 27 percent ownership interest in Statesman.

       The Acquisition was consummated pursuant to an Agreement and Plan of Merger dated May 1, 1994, providing for the merger of Statesman with a subsidiary of CCP II. Statesman's former stockholders received $15.25 in cash per common equivalent share plus a contingent payment right to receive up to another $2.00 in cash per common equivalent share (the "Contingent Consideration") based on the outcome of Statesman's pending litigation against the U.S. Government concerning Statesman's former savings bank subsidiary (the "Government Litigation").

       The Acquisition and related transactions were funded with: (i) $45.0 million of cash contributions made to CCP II by its partners (including $7.2 million provided by wholly owned subsidiaries of Conseco, $1.8 million by BLH, $1.8 million by CCP and $3.6 million by WNC), (ii) $57.0 million in cash from the sale in a private placement of the payment-in-kind preferred stock of Statesman (the "Statesman PIK Preferred Stock") (including $25.9 million purchased by BLH and $24.0 million purchased by CCP), (iii) $150.0 million in cash from the sale in a public offering by ALHC Merger Corporation, a subsidiary of CCP II which was merged into American Life Holding Company ("ALHC"), a wholly owned subsidiary of Statesman, of its 11-1/4% Senior Subordinated Notes due 2004 (the "ALHC Senior Subordinated Notes") and (iv) $200.0 million in cash from a senior secured loan (the "ALHC Senior Term Loan") obtained by ALHC Merger Corporation. The sources and uses of this financing are summarized below (dollars in millions):

     Sources of Funds:
        ALHC Senior Term Loan:
            Borrowed upon closing of the Acquisition                                            $170.0
            Borrowed upon determination of Government Litigation                                  30.0   (i)
        ALHC Senior Subordinated Notes                                                           150.0
        Statesman PIK Preferred Stock                                                             57.0
        Common equity contribution from CCP II                                                    45.0
                                                                                                ------
                   Total sources                                                                $452.0
                                                                                                ======
     Uses of Funds:
        Payment of cash consideration to acquire Statesman                                      $314.1   (ii)
        Payment upon determination of Government Litigation                                       30.1   (i)
        Repayment of bank indebtedness of a subsidiary of Statesman                               55.5   (iii)
        Transaction fees and expenses                                                             14.8
        Purchase of surplus note from American Life and
            Casualty Insurance Company ("American Life"),
            Statesman's principal operating subsidiary                                            24.0
        Cash retained                                                                             13.5
                                                                                                ------
                   Total uses                                                                   $452.0
                                                                                                ======

(i) In the event of an unfavorable determination of the Government Litigation against the U.S. Government, $30.1 million would be paid to the holders of Statesman's 1988 Series I and II Preferred Stock $1 Par (the "Statesman 1988 Series Preferred Stock"), which is currently held by the U.S. Government. In the event of a favorable determination of this litigation, the same amount, representing a portion of the Contingent Consideration, would be paid to the other former stockholders of Statesman.


(ii) This amount assumes conversion of all outstanding 6-1/4% Convertible Subordinated Debentures due 2003 of Statesman (the "Convertible Debentures"), which were convertible into an aggregate of 4,528,125 shares of Statesman common stock. To the extent that any holders of the Convertible Debentures do not convert such securities, the proceeds which would have been used to pay such holders will be held in escrow until the Convertible Debentures are converted by the holders thereof, are redeemed by Statesman, or mature.

(iii) A subsidiary of Statesman was the borrower under a credit facility with an outstanding balance including accrued interest and fees of $55.5 million at the Acquisition date, which was repaid with a portion of the proceeds from the financing.

     In accordance with the CCP II partnership agreement, Conseco earned fees of $2.5 million (net of taxes of $1.3 million) for services related to the financing of the Acquisition.

     The ALHC Senior Term Loan was provided by a syndicate of lenders with Bank of America Illinois (formerly Continental Bank, N.A.) (the "Bank") as the agent. The loan has two tranches. One tranche has an aggregate principal amount of $160.0 million ("Tranche A") and the other tranche has an aggregate principal amount of $40.0 million ("Tranche B"). On the Acquisition date, $130.0 million and $40.0 million were borrowed under Tranche A and Tranche B, respectively, with the remaining $30.0 million to be borrowed at a later date when needed to redeem the Statesman 1988 Series Preferred Stock, which is currently held by the U.S. Government, or pay the Contingent Consideration, depending on the outcome of the Government Litigation.

     Tranche A and Tranche B bear interest at a rate of either: (i) the Bank's Alternate Reference Rate plus an applicable margin payable monthly; or (ii) the Interbank Offered Rate ("IBOR") plus an applicable margin for periods of one, two, three or six months as selected by ALHC from time to time (such rate selected for the first three month period was 7.5 percent and 8.0 percent for Tranche A and Tranche B, respectively.) The applicable margin for the rate based on the Bank's Alternate Reference Rate will vary from .25 percent to 1.0 percent for Tranche A and from .75 percent to 1.5 percent for Tranche B, depending on the principal amount plus unused commitments. The applicable margin for the rate based on IBOR will vary from 1.5 percent to 2.25 percent for Tranche A and from 2.0 percent to 2.75 percent for Tranche B, depending on the principal amount plus unused commitments.

     The principal amounts of Tranche A and Tranche B are payable in annual installments on April 1 of each year according to the following amortization schedule (dollars in millions):

                               Payment                        Principal Installment
                                Date                        Tranche A       Tranche B
                                ----                        ---------       ---------
                                 1995                       $ 15.0          $    -
                                 1996                         16.5              .5
                                 1997                         23.5              .5
                                 1998                         26.0              .5
                                 1999                         26.0              .5
                                 2000                         26.0              .5
                                 2001                         27.0              .5
                                 2002                            -            37.0
                                                            ------           -----
                                                            $160.0           $40.0
                                                            ======           =====

     Mandatory prepayments will be required (i) from 50 percent of Excess Cash Flow (as defined in the loan agreement); (ii) upon the sale or disposition of any significant assets other than in the ordinary course of business; and (iii) upon the sale or issuance of debt or equity securities of Statesman or any of its subsidiaries. The ALHC Senior Term Loan is secured by, among other things, pledges of the capital stock of ALHC's subsidiaries (American Life and American Life and Casualty Marketing Division Co. ("AMCO")) and the surplus notes of American Life held by ALHC. The ALHC Senior Term Loan is unconditionally guaranteed by Statesman and AMCO. In addition, CCP II has pledged to the lenders the Statesman common stock owned by CCP II.

     The ALHC Senior Subordinated Notes bear interest at 11.25 percent, payable semiannually on March 15 and September 15, and will mature on September 15, 2004. The ALHC Senior Subordinated Notes are redeemable at the option of ALHC, in whole or in part, at any time on and after September 15, 1999, initially at
105.625 percent of their principal amount, plus accrued interest, declining to 100 percent of their principal amount, plus accrued interest, on and after September 15, 2001.

     Dividends on the Statesman PIK Preferred Stock accrue annually at 13 percent in additional shares of Statesman PIK Preferred Stock through 2005. Thereafter, dividends are payable quarterly at 15 percent per annum in cash. The Statesman PIK Preferred Stock ranks senior to the Statesman common stock with respect to dividends, and upon liquidation, the Statesman PIK Preferred Stock will carry a liquidation preference equal to $1,000 per share, plus accrued unpaid dividends. The Statesman PIK Preferred Stock is redeemable at the option of Statesman, in whole or from time to time in part. The optional redemption price of the Statesman PIK Preferred Stock will be $1,000 per share, plus any accrued and unpaid dividends, and the Statesman PIK Preferred Stock generally will not have any voting rights. As partial consideration for the purchase of the Statesman PIK Preferred Stock, the purchasers received common stock representing 20 percent of the common shares of Statesman outstanding immediately after the Acquisition.

     The acquisition of Statesman described above was recorded in the consolidated statement of cash flows as follows (dollars in millions):

        Fixed maturities . . . . . . . . . . . . . . . . . . . . . . . . .      $(3,913.9)
        Mortgage loans . . . . . . . . . . . . . . . . . . . . . . . . . .          (68.2)
        Policy loans . . . . . . . . . . . . . . . . . . . . . . . . . . .          (59.1)
        Cash segregated for future conversion of convertible
            subordinated debentures of a subsidiary. . . . . . . . . . . .          (66.5)
        Securities segregated for future redemption
            of preferred stock of a subsidiary . . . . . . . . . . . . . .          (35.5)
        Other investments. . . . . . . . . . . . . . . . . . . . . . . . .          (51.9)
        Cost of policies purchased . . . . . . . . . . . . . . . . . . . .         (515.6)
        Goodwill . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (302.4)
        Deferred income taxes. . . . . . . . . . . . . . . . . . . . . . .         (101.3)
        Reinsurance receivables. . . . . . . . . . . . . . . . . . . . . .           (5.6)
        Insurance liabilities. . . . . . . . . . . . . . . . . . . . . . .        4,658.4
        Notes payable. . . . . . . . . . . . . . . . . . . . . . . . . . .          123.6
        Minority interest. . . . . . . . . . . . . . . . . . . . . . . . .           99.0
        Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           23.7
                                                                                ---------
               Cash used . . . . . . . . . . . . . . . . . . . . . . . . .      $  (215.3)
                                                                                =========

        INVESTMENT IN WESTERN NATIONAL CORPORATION

        On February 15, 1994, WNC completed the IPO of 37.2 million shares of common stock, of which 2.3 million shares were sold by WNC and 34.9 million shares were sold by Conseco. In addition, Conseco sold .2 million shares to the president of WNC at the IPO price, less underwriting discounts and commissions. Prior to the IPO, Western and WNC were wholly owned subsidiaries of Conseco. WNC was formed in October 1993 to be the holding company for Western. In connection with the organization of WNC and the transfer of the stock of Western to WNC by Conseco, WNC issued 60 million shares of its common stock and a $150.0 million, 6.75 percent senior note due March 31, 1996 (the "Conseco Note") to Conseco. On February 22, 1994, WNC completed a public offering of $150.0 million aggregate principal amount of 7.125 percent senior notes due February 15, 2004. The net proceeds from the offering of $147.5 million (after original issue discount, underwriting discount and offering expenses) and certain proceeds from WNC's IPO of common stock were used to repay the Conseco Note.

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

        PRO FORMA DATA

        The pro forma data are presented as if the following transactions had all occurred on January 1, 1993: (i) the acquisition of Statesman; (ii) the IPO of WNC; and (iii) the IPO of BLH and Conseco's subsequent purchases of additional shares of BLH and CCP (as described in the notes to the consolidated financial statements included in Conseco's 1993 Form 10-K).

                                                                          Nine months ended
                                                                            September 30,
                                                                       ----------------------
                                                                       1994(a)         1993(b)
                                                                       ----            ----
                                                                        (Dollars in millions,
                                                                       except per share data)
              Revenues . . . . . . . . . . . . . . . . . . . . . . . $ 1,548.2        $1,614.7
              Income before extraordinary charge . . . . . . . . . .     101.7           115.5
              Income before extraordinary charge per common share:
                 Primary . . . . . . . . . . . . . . . . . . . . . .      3.27            3.40
                 Fully diluted . . . . . . . . . . . . . . . . . . .      3.25            3.36

        (a) Excludes revenues, net income, net income per primary common share and net income per fully diluted common share related to the gain on the sale which resulted from WNC's IPO and related transactions of $65.3 million, $42.4 million, $1.58 and $1.35, respectively. Also excludes net income, net income per primary common share and net income per fully diluted common share related to fees for services provided relating to the financing of the Acquisition of $2.5 million, $.09 and $.08, respectively.

        (b) Excludes revenues, net income, net income per primary common share and net income per fully diluted common share related to the gain on the sale and incentive earnings allocation which resulted from BLH's IPO and related transactions of $138.1 million, $83.3 million, $2.85 and $2.49, respectively.

      CHANGES IN LONG-TERM DEBT

      Notes Payable of Conseco

      In February 1994, the Company repaid in full a $200 million senior unsecured loan executed in connection with the Company's acquisition of
additional BLH common shares in September 1993.   The loan was repaid from the
proceeds of the sale of shares of WNC and resulted in an extraordinary charge of $1.2 million (net of a $.6 million tax benefit).

      In March 1994, the Company repaid two unsecured promissory notes having a total book value of $19.2 million, resulting in an extraordinary charge of $.7 million (net of a $.4 million tax benefit).

      In April 1994, the Company entered into a revolving credit agreement which provides a $140.0 million credit facility through May 1, 1997; $63.0 million was borrowed at September 30, 1994 under the facility. Borrowings of $8.0 million were repaid on October 3, 1994. The agreement permits borrowings based on defined rates plus an applicable margin based on the rating of the Company's unsecured senior notes. The interest rate under the revolving credit agreement at September 30, 1994, was 5.69 percent. The Company pays a commitment fee equal to .25 percent per annum on the average daily unused commitments. The Company must prepay the loan if certain ratios are not maintained. Conseco expects to repay the loan in connection with the acquisition described under "Pending Acquisition."

      Notes Payable of CCP II Entities (not direct obligations of Conseco)

      Notes payable issued to finance the Statesman acquisition are described under "Acquisition of Statesman" in these notes. In addition, Statesman's notes payable at September 30, 1994 included: (i) 6.25 percent Convertible Subordinated Debentures due 2003 (the "Debentures") with a par value and carrying value of $66.5 million; and (ii) $1.6 million due under capital lease obligations. Unless previously redeemed, the Debentures are convertible at any time prior to maturity into shares of the Statesman's common stock at a conversion ratio of 65.625 shares of common stock for each 1,000 principal amount of debentures ($15.24 per share of common stock). As a result of the Acquisition, holders of the Debentures are entitled to receive, at their option, the same consideration given to the holders of Statesman common stock for each share of Statesman common stock into which such securities were convertible prior to the Acquisition. Such amount aggregates $66.5 million at September 30, 1994, and will be held in escrow until the debentures are converted, redeemed or mature.

      Notes Payable of BLH (not direct obligations of Conseco)

      During March 1994, BLH made a scheduled $11.0 million principal payment on the senior term loan. The interest rate on BLH's senior term loan was 7.75 percent at September 30, 1994.

      Notes Payable of CCP

      In the first quarter of 1994, CCP repaid an unsecured note, resulting in an extraordinary charge to CCP of $1.3 million (net of a $.7 million tax benefit). Conseco's share of this charge ($.5 million) is included as an extraordinary charge in the consolidated statement of operations.

      CHANGES IN CAPITAL STOCK

      In February 1994, Conseco implemented an option exercise program under which its chief executive officer and four executive vice presidents exercised outstanding options to purchase approximately 3.6 million shares of the Company's common stock. The options would otherwise have remained exercisable until the years 1999 and 2000. As a result of the exercise, the Company realized a tax deduction equal to the aggregate tax gain recognized by the executives. The tax benefit of $67.8 million (net of payroll taxes incurred of $2.9 million) and the proceeds from the exercise of these and other employee options of $16.4 million were reflected as increases in common stock and paid-in capital. The Company withheld sufficient shares to cover federal and state taxes owed by the executives as a result of the exercise transactions. Net of withheld shares, the Company issued approximately 1.8 million common shares to the executives. The Company also granted to the executive officers new options to purchase a total of 3,016,000 shares of the Company's common stock at $59.25 per share (the market price at the date of such grant) under the 1994 Stock and Incentive Plan to replace the shares surrendered for taxes and the exercise price on these and other recent option exercises and as the 1994 incentive grant to six executives.

      In addition to the 1.8 million shares repurchased as described above, the Company repurchased approximately 2.9 million common shares during the first nine months of 1994, as part of its previously announced stock repurchase program. The total cost of shares repurchased during the first three quarters of 1994 of $267.8 million was allocated to shareholders' equity accounts as follows: (i) $17.1 million to common stock and paid-in capital (such allocation was based on the average common stock and paid-in capital balance per share); and (ii) $250.7 million to retained earnings.

      During the first nine months of 1994, 3,885 shares of common stock were contributed to employee benefit plans. Additionally, $2.2 million was added to common stock and additional paid-in capital related to employee benefit plans.

      REINSURANCE

      The cost of reinsurance ceded for policies containing mortality or morbidity risks totaled $17.9 million and $20.4 million in the first nine months of 1994 and 1993, respectively. This cost was deducted from insurance policy income. Reinsurance premiums assumed on policies containing mortality risks totaled $3.1 million and $3.9 million in the first nine months of 1994 and 1993, respectively. Reinsurance recoveries netted against insurance policy benefits totaled $15.0 million and $25.8 million in the first nine months of 1994 and 1993, respectively.

      Effective April 1, 1994, BLH recaptured certain annuity business previously ceded to an unaffiliated company and retroceded to an affiliate of Southwestern Life Corporation (formerly ICH Corporation). The excess of assumed liabilities of $390.2 million over acquired assets of $371.0 million was capitalized as a component of cost of policies purchased.

      CHANGES IN MINORITY INTEREST

      Changes in minority interest during the first nine months of 1994 and 1993 are summarized below (dollars in millions):

                                                                                     1994               1993
                                                                                     ----               ----
      Minority interest, beginning of period                                        $223.8               $ 24.0
        Changes in investments made by minority shareholders:
           Preferred stock of a subsidiary of Statesman
              outstanding at the Acquisition date                                     99.0 (i)              -
           Investment in Statesman PIK Preferred Stock                                31.1 (ii)             -
           Investment in CCP II                                                       36.0 (ii)             -
           Change in investment in BLH                                                 -                  174.4 (iii)
           Repurchase of equity securities by BLH                                    (33.2)               (52.2)
        Minority interests' equity in the change in
           financial position of the Company's subsidiaries:
              Net income before extraordinary charge                                  38.2                 60.4
              Extraordinary charge                                                     -                   (3.3)
              Unrealized appreciation (depreciation) of securities                   (43.4)                12.4
              Dividends                                                              (10.5)                (1.5)
                                                                                    ------               ------
      Minority interest, end of period                                              $341.0               $214.2
                                                                                    ======               ======

        (i) Consists of 2,760,000 shares of $2.16 Redeemable Cumulative Preferred Stock (the "$2.16 Preferred Shares") and 1,200,000 shares of $2.32 Redeemable Cumulative Preferred Stock (the "$2.32 Preferred Shares").

              The $2.16 Preferred Shares are entitled to cash dividends of $2.16 per share payable quarterly and may be redeemed in whole or in part, at any time after August 25, 1997, at $26.25 per share declining to $25.00 per share on or after September 30, 2000, plus cumulative unpaid dividends. The $2.16 Preferred Shares are mandatorily redeemable on September 30, 2007.

              The $2.32 Preferred Shares are entitled to cash dividends of $2.32 per share payable quarterly and may be redeemed in whole or in part, at any time after February 2, 1998, at $26.25 per share declining to $25.00 per share on or after February 1, 2001, plus unpaid cumulative dividends. The $2.32 Preferred Shares are mandatorily redeemable on February 15, 2008.

              Zero coupon bonds have been placed in an escrow account to be used for the future redemption of the preferred stock on or before their mandatory redemption dates. The aggregate redemption values and the maturity dates of such zero coupon bonds correspond to the redemption values (excluding cumulative unpaid dividends) and the mandatory redemption dates of the $2.16 Preferred Shares and the $2.32 Preferred Shares.

        (ii)  See "Acquisition of Statesman" in these notes.

        (iii) Represents the change in minority interest attributable to the minority interests' share of the net increase in BLH's shareholders' equity resulting from the initial public offering of BLH, partially offset by Conseco's purchase of the common stock of BLH from a minority shareholder in September 1993.


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

      RESULTS OF OPERATIONS

      Conseco's earnings result from three different activities:

          -  Operations of life insurance companies;
          -  Services provided to affiliates and non-affiliates for fees; and
          - Restructuring activities, consisting of acquisition and restructuring of life insurance companies currently conducted through CCP II.

   The following table shows the sources of Conseco's net income (after taxes and minority interest) disaggregated for the above three earnings activities.

                                                                     Three months              Nine months
                                                                  ended September 30,      ended September 30,
                                                                  ------------------       ------------------
                                                                  1994          1993       1994          1993
                                                                  ----          ----       ----          ----
                                                                              (Dollars in millions)
Operations of life insurance companies:
   BLH:
       Operating earnings  . . . . . . . . . . . . . . . . .    $ 20.8       $  7.3       $ 51.4        $ 21.2
       Net trading income (loss) . . . . . . . . . . . . . .       -             .6          (.4)          5.3
       Net realized gain (loss). . . . . . . . . . . . . . .       (.5)         (.1)        (2.4)          2.5
       Extraordinary charge  . . . . . . . . . . . . . . . .       -            -            -            (2.1)
                                                                ------        -----       ------        ------
          Net income . . . . . . . . . . . . . . . . . . . .      20.3          7.8         48.6          26.9
                                                                ------        -----       ------        ------
   WNC:
       Operating earnings  . . . . . . . . . . . . . . . . .       8.7         24.0         35.0          67.8
       Net trading income. . . . . . . . . . . . . . . . . .       -           12.6          2.6          25.7
       Net realized gain (loss). . . . . . . . . . . . . . .      (1.7)        (3.7)         (.1)          3.5
                                                                ------        -----       ------        ------
          Net income . . . . . . . . . . . . . . . . . . . .       7.0         32.9         37.5          97.0
                                                                ------        -----       ------        ------
   CCP:
       Operating earnings  . . . . . . . . . . . . . . . . .       5.0          5.1         20.1          16.6
       Net trading income. . . . . . . . . . . . . . . . . .       -            2.2          -             4.3
       Net realized gain (loss). . . . . . . . . . . . . . .       (.4)          .6           .5           3.0
       Extraordinary charge. . . . . . . . . . . . . . . . .       -            -            (.5)          -
                                                                ------        -----       ------        ------
          Net income . . . . . . . . . . . . . . . . . . . .       4.6          7.9         20.1          23.9
                                                                ------        -----       ------        ------

   Wholly Owned Insurance Subsidiaries:
       Operating earnings  . . . . . . . . . . . . . . . . .       5.1          6.5         15.8          19.5
       Net trading income (loss) . . . . . . . . . . . . . .       (.5)          .6          (.4)          7.1
       Net realized gain (loss). . . . . . . . . . . . . . .      (1.3)         4.1         (7.0)          (.2)
                                                                ------        -----       ------        ------
          Net income . . . . . . . . . . . . . . . . . . . .       3.3         11.2          8.4          26.4
                                                                ------        -----       ------        ------

Total from operations of life insurance companies:
   Operating earnings  . . . . . . . . . . . . . . . . . . .      39.6         42.9        122.3         125.1
   Net trading income (loss) . . . . . . . . . . . . . . . .       (.5)        16.0          1.8          42.4
   Net realized gain (loss). . . . . . . . . . . . . . . . .      (3.9)          .9         (9.0)          8.8
   Extraordinary charge. . . . . . . . . . . . . . . . . . .       -            -            (.5)         (2.1)
                                                                ------        -----       ------        ------
          Net income . . . . . . . . . . . . . . . . . . . .      35.2         59.8        114.6         174.2
                                                                ------        -----       ------        ------

Services provided for fees:
   Services provided for fees. . . . . . . . . . . . . . . .       5.7          4.2         17.5          13.1
   Statesman fees. . . . . . . . . . . . . . . . . . . . . .       2.5         -             2.5           -
                                                                ------        -----       ------        ------
          Services provided for fees . . . . . . . . . . . .       8.2          4.2         20.0          13.1
                                                                ------        -----       ------        ------

Restructuring activities:
   Incentive earnings allocation . . . . . . . . . . . . . .       -            -            -            22.3
   Sale of stock . . . . . . . . . . . . . . . . . . . . . .       -           (1.4)        42.4          61.0
                                                                ------        -----       ------        ------
          Net income (loss). . . . . . . . . . . . . . . . .       -           (1.4)        42.4          83.3
                                                                ------        -----       ------        ------

Corporate and other:
   Operating expenses, net of revenues . . . . . . . . . . .      (2.5)        (6.5)       (10.7)        (14.0)
   Interest expense on long-term debt. . . . . . . . . . . .      (4.4)        (4.3)       (13.4)        (14.1)
   Net trading income (loss) . . . . . . . . . . . . . . . .       (.3)          .1         (1.2)           .7
   Net realized gain (loss). . . . . . . . . . . . . . . . .       (.4)          .3           .3            .7
   Extraordinary charge. . . . . . . . . . . . . . . . . . .       -            -           (1.9)         (8.8)
                                                                ------        -----       ------        ------
          Net loss . . . . . . . . . . . . . . . . . . . . .      (7.6)       (10.4)       (26.9)        (35.5)
                                                                ------        -----       ------        ------

Consolidated earnings:
   Operating earnings  . . . . . . . . . . . . . . . . . . .      40.9         36.3        118.2         110.1
   Net trading income (loss) . . . . . . . . . . . . . . . .       (.8)        16.1           .6          43.1
   Net realized gain (loss). . . . . . . . . . . . . . . . .      (4.3)         1.2         (8.7)          9.5
   Restructuring income (loss) . . . . . . . . . . . . . . .       -           (1.4)        42.4          83.3
   Extraordinary charge. . . . . . . . . . . . . . . . . . .       -            -           (2.4)        (10.9)
                                                                ------        -----       ------        ------
          Net income . . . . . . . . . . . . . . . . . . . .    $ 35.8        $52.2       $150.1        $235.1
                                                                ======        =====       ======        ======

      The disaggregated earnings summarized in the preceding schedule resulted in fully diluted earnings per share as follows:

                                                                     Three months              Nine months
                                                                  ended September 30,      ended September 30,
                                                                  ------------------       ------------------
                                                                  1994          1993       1994          1993
                                                                  ----          ----       ----          ----
                                                                              (Dollars in millions)
Operations of life insurance companies:
   BLH:
       Operating earnings  . . . . . . . . . . . . . . . . .     $  .69       $  .21       $ 1.63        $  .64
       Net trading income (loss) . . . . . . . . . . . . . .       -             .02         (.01)          .15
       Net realized gain (loss). . . . . . . . . . . . . .         (.02)         -           (.07)          .08
       Extraordinary charge  . . . . . . . . . . . . . . . .        -            -            -            (.06)
                                                                  -----        -----       ------         -----
          Net income . . . . . . . . . . . . . . . . . . . .        .67          .23         1.55           .81
                                                                  -----        -----       ------         -----

   WNC:
       Operating earnings  . . . . . . . . . . . . . . . . .        .29          .70         1.13          1.97
       Net trading income. . . . . . . . . . . . . . . . . .        -            .37          .07           .75
       Net realized gain (loss). . . . . . . . . . . . . . .       (.06)        (.11)         -             .10
                                                                  -----        -----       ------         -----
          Net income . . . . . . . . . . . . . . . . . . . .        .23          .96         1.20          2.82
                                                                  -----        -----       ------         -----

   CCP:
       Operating earnings  . . . . . . . . . . . . . . . . .        .16          .15          .64           .50
       Net trading income. . . . . . . . . . . . . . . . . .        -            .06          -             .13
       Net realized gain (loss). . . . . . . . . . . . . . .       (.01)         .02          .02           .09
       Extraordinary charge. . . . . . . . . . . . . . . . .       -             -           (.02)          -
                                                                  -----        -----       ------         -----
          Net income . . . . . . . . . . . . . . . . . . . .        .15          .23          .64           .72
                                                                  -----        -----       ------         -----

   Wholly Owned Insurance Subsidiaries:
       Operating earnings  . . . . . . . . . . . . . . . . .        .17          .21          .50           .56
       Net trading income (loss) . . . . . . . . . . . . . .       (.01)         .01            -           .21
       Net realized gain (loss). . . . . . . . . . . . . . .       (.05)         .12         (.23)         (.01)
                                                                  -----        -----       ------         -----
          Net income . . . . . . . . . . . . . . . . . . . .        .11          .34          .27           .76
                                                                  -----        -----       ------         -----

Total from operations of life insurance companies:
   Operating earnings  . . . . . . . . . . . . . . . . . . .       1.31         1.27         3.90          3.67
   Net trading income (loss) . . . . . . . . . . . . . . . .       (.01)         .46          .06          1.24
   Net realized gain (loss). . . . . . . . . . . . . . . . .       (.14)         .03         (.28)          .26
   Extraordinary charge. . . . . . . . . . . . . . . . . . .        -            -           (.02)         (.06)
                                                                  -----        -----       ------         -----
          Net income . . . . . . . . . . . . . . . . . . . .       1.16         1.76         3.66          5.11
                                                                  -----        -----       ------         -----

Services provided for fees:
   Services provided for fees. . . . . . . . . . . . . . . .        .19          .12          .56           .38
   Statesman fees. . . . . . . . . . . . . . . . . . . . . .        .08          -            .08           -
                                                                  -----        -----       ------         -----
          Services provided for fees . . . . . . . . . . . .        .27          .12          .64           .38
                                                                  -----        -----       ------         -----

Restructuring activities:
   Incentive earnings allocation . . . . . . . . . . . . . .        -            -            -             .67
   Sale of stock . . . . . . . . . . . . . . . . . . . . . .        -           (.04)        1.35          1.82
                                                                  -----        -----       ------         -----
          Net income (loss). . . . . . . . . . . . . . . . .        -           (.04)        1.35          2.49
                                                                  -----        -----       ------         -----

Corporate and other:
   Operating expenses, net of revenues . . . . . . . . . . .       (.08)        (.19)        (.34)         (.41)
   Interest expense. . . . . . . . . . . . . . . . . . . . .       (.15)        (.13)        (.43)         (.41)
   Net trading income (loss) . . . . . . . . . . . . . . . .       (.01)         -           (.04)          .02
   Net realized gain (loss). . . . . . . . . . . . . . . . .       (.01)         .01          .01           .02
   Extraordinary charge. . . . . . . . . . . . . . . . . . .        -            -           (.06)         (.26)
                                                                  -----        -----       ------         -----
          Net loss . . . . . . . . . . . . . . . . . . . . .       (.25)        (.31)        (.86)        (1.04)
                                                                  -----        -----       ------         -----

Consolidated earnings:
   Operating earnings  . . . . . . . . . . . . . . . . . . .       1.35         1.07         3.77          3.23
   Net trading income (loss) . . . . . . . . . . . . . . . .       (.02)         .46          .02          1.26
   Net realized gain (loss). . . . . . . . . . . . . . . . .       (.15)         .04         (.27)          .28
   Restructuring income (loss) . . . . . . . . . . . . . . .        -           (.04)        1.35          2.49
   Extraordinary charge. . . . . . . . . . . . . . . . . . .        -            -           (.08)         (.32)
                                                                  -----        -----       ------         -----
          Net income . . . . . . . . . . . . . . . . . . . .      $1.18        $1.53       $ 4.79         $6.94
                                                                  =====        =====       ======         =====

       Additional Discussion of Consolidated Statement of Operations for the First Nine Months of 1994 Compared to the First Nine Months of 1993 and for the Third Quarter of 1994 Compared to the Third Quarter of 1993:

       The following tables and narratives summarize amounts reported in the consolidated statement of operations for the first nine months of 1994 and 1993 and the third quarters of 1994 and 1993, disaggregated as previously described for Conseco's three earnings activities. Many of the changes which occurred in the consolidated statement of operations resulted from: (i) changes in Conseco's percentage ownership in BLH, WNC and CCP; and (ii) changes in control of WNC that affected the determination of whether such affiliate was to be included in Conseco's statement of operations under the consolidation or the equity method of accounting.

       BLH:


                                                                     Three months              Nine months
                                                                  ended September 30,      ended September 30,
                                                                  ------------------       ------------------
                                                                  1994          1993       1994          1993
                                                                  ----          ----       ----          ----
                                                                             (Dollars in millions)
   Revenues:
       Insurance policy income . . . . . . . . . . . . . . . .  $306.4       $300.8      $ 909.9       $ 896.1
       Investment activity:
          Net investment income  . . . . . . . . . . . . . . .    56.3         45.5        159.3         123.4
          Net trading income (loss). . . . . . . . . . . . . .     (.1)         4.3         (1.2)         25.8
          Net realized gain (loss) . . . . . . . . . . . . . .    (2.9)        13.1         (5.8)         35.8
       Other income. . . . . . . . . . . . . . . . . . . . . .    12.7          -           12.7           1.1
   Total revenues. . . . . . . . . . . . . . . . . . . . . . .   372.4        363.7      1,074.9       1,082.2
   Benefits and expenses:
       Insurance policy benefits and change in future
          policy benefits  . . . . . . . . . . . . . . . . . .   219.3        217.5        660.9         650.7
       Interest expense on annuities and financial products. .    16.3          9.3         42.0          26.7
       Interest expense on long-term debt. . . . . . . . . . .     7.7          8.2         22.9          27.9
       Amortization related to operations. . . . . . . . . . .    31.3         28.7         90.9          83.3
       Amortization related to realized gains  . . . . . . . .    (1.5)        11.3         (1.3)         25.0
       Other operating costs and expenses  . . . . . . . . . .    35.7         37.2        108.8         115.8
   Income before taxes, minority interest
       and extraordinary charge. . . . . . . . . . . . . . . .    62.6         50.4        145.4         150.3
   Income tax expense. . . . . . . . . . . . . . . . . . . . .    24.3         20.3         56.2          57.9
   Income before minority interest and extraordinary charge. .    38.3         30.1         89.2          92.4
   Minority interest . . . . . . . . . . . . . . . . . . . . .    18.0         22.3         40.6          60.4
   Extraordinary charge  . . . . . . . . . . . . . . . . . . .     -            -            -             2.1
   Net income. . . . . . . . . . . . . . . . . . . . . . . . .    20.3          7.8         48.6          29.9
   Less preferred stock dividends. . . . . . . . . . . . . . .     -            -            -             3.0
   Earnings applicable to common stock . . . . . . . . . . . .    20.3          7.8         48.6          26.9

   Summarized by component, all net of applicable
       expenses, taxes and minority interest:
          Operating earnings . . . . . . . . . . . . . . . . .   $20.8       $  7.3       $ 51.4       $  21.2
          Net trading income (loss). . . . . . . . . . . . . .     -             .6          (.4)          5.3
          Net realized gain (loss) . . . . . . . . . . . . . .     (.5)         (.1)        (2.4)          2.5
          Extraordinary charge . . . . . . . . . . . . . . . .     -            -            -            (2.1)
          Net income . . . . . . . . . . . . . . . . . . . . .    20.3          7.8         48.6          26.9

       General. Conseco's first quarter 1993 earnings reflected a 44 percent ownership interest in BLH. In March 1993, BLH completed an IPO of its common stock, thus reducing Conseco's ownership to 31 percent for the second quarter of 1993. On September 30, 1993, Conseco acquired 13.3 million additional common shares of BLH, increasing its ownership interest to 56 percent. During the first nine months of 1994, BLH acquired 1.6 million shares of its common stock at a cost of $33.2 million, which increased Conseco's ownership interest in BLH to 57 percent. While activities of BLH were included in Conseco's financial statements on a consolidated basis for all periods presented herein, the minority interest adjustment removes from Conseco's net income the portion applicable to other owners so that net income reflects only Conseco's applicable ownership interest. Such ownership interest was 44 percent during the first quarter of 1993, 32 percent during the second and third quarters of 1993, 56 percent during the fourth quarter of 1993, and 57 percent during the first nine months of 1994.

       At September 30, 1994, the BLH shares owned by Conseco had a net carrying value of approximately $438.5 million and a cost of $313.1 million. The market value of these shares, based on the November 1, 1994, closing price of $18.875 per share, was approximately $573 million.

       Insurance policy income. Insurance policy income increased in the third quarter and first nine months of 1994 compared to the 1993 periods primarily as a result of increases in Medicare supplement and long-term care premiums, offset by decreases in other individual health premiums (as anticipated) due to prior steps taken to improve the profitability of these products (see "Premiums Collected" which follows).

       Net investment income. Net investment income increased 24 percent to $56.3 million in the third quarter of 1994 from $45.5 million in the third quarter of 1993, and increased 29 percent to $159.3 million in the first nine months of 1994 from $123.4 million in the first nine months of 1993. The increases were due to the growth of invested assets as a result of: (i) recurring operations; (ii) the recapture, effective April 1, 1994, of a reinsurance treaty with assets totaling $371.0 million; (iii) the recapture on March 31, 1993, of a reinsurance treaty with related assets totaling $182.0 million; and (iv) the capital transactions in connection with BLH's IPO, as discussed in the notes to the consolidated financial statements included in Conseco's 1993 Form 10-K, partially offset by lower yields on the investment portfolio.

       Net trading income (loss). BLH had no net trading income (after applicable expenses, taxes and minority interest) in the third quarter of 1994, compared to $.6 million of net trading income in the third quarter of 1993.
The net trading loss was $.4 million in the first nine months of 1994, compared to net trading income of $5.3 million in the same period of 1993. Net trading income often fluctuates from period to period as market conditions change for trading activities.

       Net realized gain (loss).   Net realized gain (loss) (after applicable
expenses, amortization, change in future policy benefits and taxes) often fluctuates from period to period. BLH sold $180.5 million and $471.5 million of actively managed securities during the third quarters of 1994 and 1993, respectively, and $898.8 million and $1,601.7 million in the first nine months of 1994 and 1993, respectively. Such securities were sold in response to changes in the investment environment which created opportunities to enhance the total return of the investment portfolio without adversely affecting the quality of the portfolio or the matching of expected maturities of assets and liabilities.

       The realization of investment gains and losses affects the timing of the amortization of the cost of policies purchased and the cost of policies produced. As a result of realized gains and losses from the sales of fixed maturity investments in the third quarters of 1994 and 1993, amortization of the cost of policies purchased and the cost of policies produced were decreased by $1.5 million and increased $11.3 million, respectively. As a result of realized gains and losses from the sales of fixed maturity investments in the first nine months of 1994 and 1993, amortization of the cost of policies purchased and the cost of policies produced were decreased by $1.3 million and increased by $25.0 million, respectively.

       Other income. Other income of $12.7 million in the three and nine month periods ended September 30, 1994, includes amounts related to the resolution of several contingencies and a curtailment gain relating to the elimination of certain postretirement benefits.

        Insurance policy benefits. The change in total insurance policy benefits (including change in future policy benefits) between the corresponding 1993 and 1994 periods is consistent with the change in insurance policy income.

       Interest expense on annuities and financial products. Interest expense on annuities and financial products increased 75 percent to $16.3 million in the third quarter of 1994 from $9.3 million in the third quarter of 1993, and increased 57 percent to $42.0 million in the first nine months of 1994 from $26.7 million in the first nine months of 1993. Such increases reflect increased annuity liabilities from (i) the reinsurance recapture described under "Reinsurance" in the notes to the consolidated financial statements and
(ii) increased annuity sales described under "Premiums Collected", partially offset by reduced interest rates credited on these products.

       Interest expense on long-term debt. Interest expense on long-term debt decreased 6 percent to $7.7 million in the third quarter of 1994 from $8.2 million in the third quarter of 1993, and decreased 18 percent to $22.9 million in the first nine months of 1994 from $27.9 million in first nine months of 1993. The reduction in interest expense was attributable to: (i) scheduled and unscheduled principal payments totaling $65.0 million on the senior term loan in March and April, 1993; (ii) the repurchase of $20.0 million senior subordinated notes of BLH in December 1993; (iii) the repayment of $36.7 million junior subordinated notes in March 1993; and (iv) the scheduled principal payment on the senior term loan of $11.0 million in March 1994.

       Extraordinary charge. In the first nine months of 1993, BLH retired all of its junior subordinated notes and prepaid $55.0 million of its senior term loan resulting in a net extraordinary charge of $5.6 million, of which Conseco's share was $2.1 million.

       WNC:
                                                             Three months ended           Nine months ended
                                                                September 30,             September 30,
                                                         -------------------------   -------------------------
                                                                 1994                       1994
                                                         -------------------         ------------------
                                                                 Included in                Included in
                                                          Total   Conseco's          Total   Conseco's
                                                           WNC    Accounts    1993    WNC    Accounts    1993
                                                           ---    --------    ----    ---    --------    ----
                                                                         (Dollars in millions)
Revenues:
   Insurance policy income                                $ 10.3     $ -     $  3.6  $ 23.1    $ -      $ 17.3
   Investment activity:
      Net investment income                                161.3       -      160.7   472.2      -       448.4
      Net trading income                                     -         -       19.9     3.7      -        40.0
      Net realized gain (loss)                             (11.8)      -        8.4    (8.3)     -        54.5
   Equity in earnings of WNC                                 -         7.5     -        -       38.9       -
Total revenues                                             159.8       7.5    192.6   490.7     38.9     560.2
Benefits and expenses:
   Insurance policy benefits and change
      in future policy benefits                             35.2       -       27.3    91.9      -        91.4
   Interest expense on annuities and
      financial products                                    87.8       -       89.1   254.8      -       245.9
   Interest expense on long-term debt                        2.7       -        -       6.9      -         -
   Amortization related to operations                        4.4       -        4.9    13.2      -        12.5
   Amortization and change in future policy
      benefits related to realized gains and losses         (4.6)      -       13.9    (1.1)     -        49.3
   Other operating costs and expenses                        3.9       -        1.4    10.2      -         4.7
Income before taxes                                         29.2       7.5     53.3   109.2     38.9     151.7
Income tax expense                                          10.4        .5     20.4    39.0      1.4      54.7
Net income                                                  18.8       7.0     32.9    70.2     37.5      97.0

Summarized by component, all net of applicable expenses
   and taxes:
      Operating earnings                                   $23.5      $8.7    $24.0  $ 72.5   $ 35.0    $ 67.8
      Net trading income                                     -         -       12.6     2.4      2.6      25.7
      Net realized gain (loss)                              (4.7)     (1.7)    (3.7)   (4.7)     (.1)      3.5
      Net income                                            18.8       7.0     32.9    70.2     37.5      97.0


       General. Prior to the completion of the IPO of WNC, Western and WNC were wholly owned subsidiaries of Conseco. As a result of the IPO, Conseco owns 40 percent of WNC. Accordingly, WNC is included in Conseco's financial statements on the equity method effective January 1, 1994. Amounts included in Conseco's accounts for the first nine months of 1994 reflected: (i) all of WNC's earnings for the period through February 15, 1994, the date the IPO was completed; and (ii) 40 percent of WNC's earnings for the remainder of the period. At September 30, 1994, the shares of WNC owned by Conseco had a net carrying value of $157.3 million and an initial cost of $44.7 million. The market value of these shares, based on the November 1, 1994, closing price of $11.875 per share, was approximately $296 million.

      Insurance policy income. Insurance policy income relates primarily to premiums from products with mortality and morbidity features. The increase in insurance policy income during the third quarter of 1994 compared to the third quarter of 1993 as well as the first nine months of 1994 compared to the first nine months of 1993 was the result of increased sales of single premium immediate annuities with life contingencies ("SPIAs"). Western does not emphasize generating new premiums from products with mortality or morbidity features.

      Net investment income. Total net investment income of WNC increased slightly to $161.3 million in the third quarter of 1994 from $160.7 million in the third quarter of 1993, and increased 5.3 percent to $472.2 million in the first nine months of 1994 from $448.4 million in the first nine months of 1993. Net investment income increased during the periods presented because of the growth of invested assets resulting from: (i) operations; (ii) the recapture of reinsurance from subsidiaries of Conseco on March 31, 1993, resulting in an increase of $1.3 billion in insurance liabilities and assets; and (iii) the recapture of reinsurance from a nonaffiliated company on June 30, 1993, resulting in an increase of $156.5 million in insurance liabilities and assets, partially offset by lower yields on the investment portfolio. In addition, during the third quarter of 1993, fixed maturity investments were redeemed prior to their scheduled maturity dates, resulting in additional investment income of approximately $3.4 million. During the nine months ended September 30, 1994 and 1993, such additional investment income was approximately $2.7 million and $14.4 million, respectively.

      Net trading income. WNC had no net trading income (after applicable expenses and taxes) in the third quarter of 1994, compared to $12.6 million of net trading income in the third quarter of 1993. Net trading income was $2.4 million in the first nine months of 1994 compared to net trading income of $25.7 million in the same period of 1993. Net trading income often fluctuates from period to period as market conditions change for trading activities. Furthermore, WNC's management's decision to de-emphasize trading activity contributed to the decline.

      Net realized gain (loss). Net realized gain (loss) (after applicable expenses, amortization, change in future policy benefits and taxes) often fluctuate from period to period. Western sold fixed maturity investments of $835.6 million and $647.0 million in the third quarters of 1994 and 1993, respectively, and $2,534.9 million and $2,270.5 million in the first nine months of 1994 and 1993, respectively. Such securities were sold in response to changes in the investment environment which created opportunities to enhance the total return of the investment portfolio without adversely affecting the quality of the portfolio or the matching of expected maturities of the assets and liabilities. Additionally, during the third quarter of 1994, WNC elected to sell securities in order to shorten the maturity structure of its investment portfolio and to provide a better match with its liability structure which tends to shorten in rising interest rate environments. WNC's management expects further net realized losses will be recognized in the fourth quarter of 1994 as a result of continuing efforts to shorten the average portfolio maturity.

      The realization of investment gains and losses affects: (i) the timing of the amortization of the cost of policies purchased and the cost of policies produced; and (ii) the change in future policy benefits. As a result of realized gains and losses from the sales of fixed maturity investments in the third quarters of 1994 and 1993, amortization and change in future policy reserves related to realized gains and losses were $(4.6) million and $13.9 million, respectively. The negative amortization in the third quarter of the 1994 reflects the effect of the realization of investment losses and subsequent reinvestment of the proceeds at comparably higher rates on the cost of policies purchased and the cost of policies produced for investment-type contracts (principally annuities). Amortization and change in future policy reserves related to realized gains and losses in the first nine months of 1994 and 1993 were $(1.1) million and $49.3 million, respectively.

      Insurance policy benefits. Total insurance policy benefits (including change in future policy benefits) increased 29 percent to $35.2 million in the third quarter of 1994 from $27.3 million in the third quarter of 1993, as a result of increased sales of SPIAs. Such benefits increased slightly to $91.9 million in the first nine months of 1994 from $91.4 million in the first nine months of 1993, as a result of the increase in sales of SPIAs, offset by changes in mortality experience.

      Interest expense on annuities and financial products. Interest expense on annuities and financial products decreased slightly to $87.8 million in the third quarter of 1994 from $89.1 million in the third quarter of 1993. Such decrease reflects the reduced interest rates credited on these products, net of increased annuity liabilities. This account increased 4 percent to $254.8 million in the first nine months of 1994 from $245.9 million in the first nine months of 1993. Such increase reflects the increased annuity liabilities from both (i) operations and (ii) the reinsurance recaptures described under "Net investment income" above, partially offset by reduced interest rates credited on these products. The average rate credited on all insurance liabilities was
6.3 percent and 6.6 percent at September 30, 1994 and 1993, respectively.

      Interest expense on long-term debt. WNC completed its public offering of $150.0 million aggregate principal amount 7.125 percent senior notes on February 22, 1994. Interest expense in the 1994 periods relates principally to such notes.

      Other operating costs and expenses.   Other operating expenses increased
179 percent to $3.9 million in the third quarter of 1994 from $1.4 million in the third quarter of 1993, and increased 117 percent to $10.2 million in the first nine months of 1994 from $4.7 million in the first nine months of 1993, primarily as a result of the additional costs incurred in establishing WNC as a separate holding company.

      CCP:
                                                                             Three months ended September 30,
                                                                       -------------------------------------------
                                                                              1994                     1993
                                                                       --------------------   --------------------
                                                                                Included in            Included in
                                                                       Total     Conseco's    Total     Conseco's
                                                                        CCP      Accounts      CCP      Accounts
                                                                        ---      --------      ---      --------
                                                                                  (Dollars in millions)
Revenues:
   Insurance policy income . . . . . . . . . . . . . . . . . . . . .    $ 30.0      $ -       $ 34.3       $ -
   Investment activity:
      Net investment income. . . . . . . . . . . . . . . . . . . . .      88.8        -        100.8         -
      Net trading income . . . . . . . . . . . . . . . . . . . . . .       -          -          9.6         -
      Net realized gain. . . . . . . . . . . . . . . . . . . . . . .      (2.3)       -         12.2         -
   Equity in earnings of CCP . . . . . . . . . . . . . . . . . . . .       -          5.0        -           8.6
Total revenues . . . . . . . . . . . . . . . . . . . . . . . . . . .     116.5        5.0      156.9         8.6
Benefits and expenses:
   Insurance policy benefits and change in future policy benefits. .      21.7        -         19.9         -
   Interest expense on annuities and financial products. . . . . . .      51.4        -         58.0         -
   Interest expense on long-term debt. . . . . . . . . . . . . . . .       2.6        -          4.0         -
   Interest expense on short-term investment borrowing . . . . . . .        .9        -          1.4         -
   Amortization related to operations  . . . . . . . . . . . . . . .       7.1        -          7.9         -
   Amortization and change in future policy
      benefits related to realized gains . . . . . . . . . . . . . .       (.9)       -          8.9         -
   Other operating costs and expenses. . . . . . . . . . . . . . . .      14.3        -         14.9         -
Income before taxes and extraordinary charge . . . . . . . . . . . .      19.4        5.0       41.9         8.6
Income tax expense . . . . . . . . . . . . . . . . . . . . . . . . .       6.8         .4       18.6          .7
Income before extraordinary charge . . . . . . . . . . . . . . . . .      12.6        4.6       23.3         7.9
Extraordinary charge . . . . . . . . . . . . . . . . . . . . . . . .       -          -          -           -
Net income . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      12.6        4.6       23.3         7.9

Summarized by component, all net of applicable expenses
   and taxes:
      Operating earnings . . . . . . . . . . . . . . . . . . . . . .    $ 13.5       $5.0     $ 16.8       $ 5.1
      Net trading income . . . . . . . . . . . . . . . . . . . . . .       -          -          6.1         2.2
      Net realized gain (loss) . . . . . . . . . . . . . . . . . . .       (.9)       (.4)        .4          .6
      Extraordinary charge . . . . . . . . . . . . . . . . . . . . .       -          -          -           -
      Net income . . . . . . . . . . . . . . . . . . . . . . . . . .      12.6        4.6       23.3         7.9

                                                                              Nine months ended September 30,
                                                                       -------------------------------------------
                                                                              1994                     1993
                                                                       --------------------   --------------------
                                                                                Included in            Included in
                                                                       Total     Conseco's    Total     Conseco's
                                                                        CCP      Accounts      CCP      Accounts
                                                                        ---      --------      ---      --------
                                                                                  (Dollars in millions)
Revenues:
   Insurance policy income . . . . . . . . . . . . . . . . . . . . .    $ 88.2      $ -       $ 97.5      $  -
   Investment activity:
      Net investment income. . . . . . . . . . . . . . . . . . . . .     276.8        -        309.2         -
      Net trading income . . . . . . . . . . . . . . . . . . . . . .       -          -         19.3         -
      Net realized gain. . . . . . . . . . . . . . . . . . . . . . .       8.6        -         32.1         -
   Equity in earnings of CCP . . . . . . . . . . . . . . . . . . . .       -         22.2        -          25.9
   Equity in earnings of BLH . . . . . . . . . . . . . . . . . . . .       -          -          1.2         -
   Restructuring income. . . . . . . . . . . . . . . . . . . . . . .       -          -         10.5         -
Total revenues . . . . . . . . . . . . . . . . . . . . . . . . . . .     373.6       22.2      469.8        25.9
Benefits and expenses:
   Insurance policy benefits and change in future policy benefits. .      54.9        -         62.2         -
   Interest expense on annuities and financial products. . . . . . .     156.8        -        186.5         -
   Interest expense on long-term debt. . . . . . . . . . . . . . . .       7.7        -         12.4         -
   Interest expense on short-term investment borrowings. . . . . . .       4.8        -          2.3         -
   Amortization related to operations  . . . . . . . . . . . . . . .      20.2        -         23.0         -
   Amortization and change in future policy
      benefits related to realized gains . . . . . . . . . . . . . .       5.5        -         17.7         -
   Other operating costs and expenses. . . . . . . . . . . . . . . .      36.5        -         39.2         -
Income before taxes and extraordinary charge . . . . . . . . . . . .      87.2       22.2      126.5        25.9
Income tax expense . . . . . . . . . . . . . . . . . . . . . . . . .      31.7        1.6       48.1         2.0
Income before extraordinary charge . . . . . . . . . . . . . . . . .      55.5       20.6       78.4        23.9
Extraordinary charge . . . . . . . . . . . . . . . . . . . . . . . .       1.3         .5        -           -
Net income . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      54.2       20.1       78.4        23.9

Summarized by component, all net of applicable expenses
   and taxes:
      Operating earnings . . . . . . . . . . . . . . . . . . . . . .    $ 54.1      $20.1     $ 58.5      $ 16.6
      Net trading income . . . . . . . . . . . . . . . . . . . . . .       -          -         12.5         4.3
      Net realized gain  . . . . . . . . . . . . . . . . . . . . . .       1.4         .5        7.4         3.0
      Extraordinary charge . . . . . . . . . . . . . . . . . . . . .      (1.3)       (.5)       -           -
      Net income . . . . . . . . . . . . . . . . . . . . . . . . . .      54.2       20.1       78.4        23.9


      CCP's earnings during the third quarters of 1994 and 1993 and the first nine months of 1994 and 1993 were affected by: (i) reduced interest expense resulting from the reduction in CCP's long-term debt through scheduled and unscheduled principal payments and lower interest rates; (ii) reduced trading
income resulting from less favorable market conditions;   (iii) restructuring
income earned in the first quarter of 1993; (iv) unfavorable mortality and morbidity experience; (v) lower investment income due to lower average invested assets, prepayment income and investment yields; and (vi) reduced operating costs resulting from lower policy maintenance expenses and other factors. Conseco's equity in the earnings of CCP during this period was affected by these factors and changes in Conseco's ownership interest in CCP resulting from: (i) Conseco's acquisition of 2.3 million additional shares of CCP in the first nine months of 1993; and (ii) CCP's repurchase of 2.0 million common shares in open market transactions in the first nine months of 1994. Conseco's equity in the earnings of CCP in the first nine months of 1994 included a $.5 million extraordinary charge related to CCP's prepayment of debt. At September 30, 1994, Conseco owned 43 percent of the common stock of CCP. Such shares owned by Conseco had a net carrying value of $206.2 million and a total cost
to Conseco of $102.8 million.   The market value of these shares, based on the
November 1, 1994, closing price of $15.50 per share, was approximately $179 million.

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

      Because Conseco's investment in BLH is accounted for using the consolidation method, Conseco's ownership interest in BLH through CCP is included in the "BLH" segment. Conseco's ownership interest in the gain recognized by CCP in conjunction with BLH's IPO is included in the "Restructuring Activities" segment.

      WHOLLY OWNED INSURANCE SUBSIDIARIES:

                                                                     Three months              Nine months
                                                                  ended September 30,      ended September 30,
                                                                  ------------------       ------------------
                                                                  1994          1993       1994          1993
                                                                  ----          ----       ----          ----
                                                                             (Dollars in millions)
Revenues:
   Insurance policy income . . . . . . . . . . . . . . . . .     $13.8        $20.3       $ 44.3        $ 54.6
   Investment activity:
       Net investment income . . . . . . . . . . . . . . . .      18.5         24.7         57.4          90.3
       Net trading income (loss) . . . . . . . . . . . . . .       (.6)          .8          (.5)         10.7
       Net realized gain (loss). . . . . . . . . . . . . . .      (2.4)        12.0        (12.1)         12.6
Total revenues . . . . . . . . . . . . . . . . . . . . . . .      29.3         57.8         89.1         168.2
Benefits and expenses:
   Insurance policy benefits and change
       in future policy benefits . . . . . . . . . . . . . .      16.2         26.9         50.7          63.3
   Interest expense on annuities and
       financial products. . . . . . . . . . . . . . . . . .       2.7          2.1          9.9          35.7
   Amortization related to operations  . . . . . . . . . . .       1.4          1.8          4.2           5.9
   Amortization related to realized gains and losses . . . .       (.2)         3.8         (1.3)         10.2
   Other operating costs and expenses. . . . . . . . . . . .       2.0          3.1         10.7          10.3
Income before taxes  . . . . . . . . . . . . . . . . . . . .       7.3         20.1         14.7          43.0
Income tax expense . . . . . . . . . . . . . . . . . . . . .       4.0          8.9          6.3          16.6
Net income   . . . . . . . . . . . . . . . . . . . . . . . .       3.3         11.2          8.4          26.4

Summarized by component, all net of applicable expenses
   and taxes:
       Operating earnings  . . . . . . . . . . . . . . . . .     $ 5.1        $ 6.5       $ 15.8        $ 19.5
       Net trading income (loss) . . . . . . . . . . . . . .       (.5)          .6          (.4)          7.1
       Net realized gain (loss). . . . . . . . . . . . . . .      (1.3)         4.1         (7.0)          (.2)
       Net income  . . . . . . . . . . . . . . . . . . . . .       3.3         11.2          8.4          26.4

       Insurance policy income. Insurance policy income relates primarily to premiums from products with mortality and morbidity features. The amount of insurance policy income in 1994 reflects the decreased emphasis on generating new premiums from such products.

       Net investment income. Net investment income of the wholly owned insurance subsidiaries decreased 25 percent to $18.5 million in the third quarter of 1994 from $24.7 million in the third quarter of 1993, and decreased 36 percent to $57.4 million in the first nine months of 1994 from $90.3 million in the first nine months of 1993. Such decrease is the result of several factors including: (i) a reduction in investment income related to the separate account activities (see interest expense on annuities and financial products);
(ii) the purchase of additional shares of BLH; (iii) lower yields on the investment portfolios; and (iv) for the nine month periods the recapture of reinsurance by Western from Conseco's wholly owned insurance subsidiaries on March 31, 1993, which resulted in a decrease of $1.3 billion in insurance liabilities and assets. In addition, during the third quarters of 1994 and 1993, fixed maturity investments were redeemed prior to their scheduled maturity dates, resulting in additional investment income of approximately $.2 million and $.7 million, respectively. Such additional investment income was $.4 million and $3.0 million in the first nine months of 1994 and 1993, respectively.

        Net trading income (loss). The wholly owned insurance subsidiaries had $.5 million of net trading losses (after applicable expenses and taxes) in the third quarter of 1994, compared to $.6 million of trading income in the third
quarter of 1993.   Net trading income (loss) was $(.4) million and $7.1 million in the first nine months of 1994 and 1993, respectively. Net trading income often fluctuates from period to period as market conditions change for trading activities.

        Net realized gains (losses).    Net realized gains (after applicable
expenses, amortization and taxes) often fluctuate from period to period. Fixed maturity investments of $32.2 million and $58.7 million were sold in the third quarters of 1994 and 1993, respectively, and $183.8 million and $457.9 million were sold in the first nine months of 1994 and 1993, respectively. Such securities were sold in response to changes in the investment environment which created opportunities to enhance the total return of the investment portfolio without adversely affecting the quality of the portfolio or the matching of expected maturities of assets and liabilities.

       The realization of investment gains and losses affects the timing of the amortization of the cost of policies produced and the cost of policies purchased. As a result of realized gains and losses from the sales of fixed maturities in the third quarters of 1994 and 1993, amortization related to realized gains and losses were $(.2) million and $3.8 million, respectively.
As a result of realized gains and losses of fixed maturities in the first nine months of 1994 and 1993, amortization related to realized gains and losses were $(1.3) million and $10.2 million, respectively.

       Insurance policy benefits and change in future policy benefits. These accounts decreased 40 percent to $16.2 million in the third quarter of 1994 from $26.9 million in the third quarter of 1993 primarily as a result of a decrease in sales of products with mortality and morbidity features.

       Interest expense on annuities and financial products. Interest expense on annuities and financial products increased 29 percent to $2.7 million in the third quarter of 1994 from $2.1 million in the third quarter of 1993 as a result of higher rates credited on insurance liabilities. Such expense decreased 72 percent to $9.9 million in the first nine months of 1994 from $35.7 million in the first nine months of 1993 as a result of: (i) a reduction in amounts credited to the separate accounts as a result of the aforementioned reduction in investment income related to these accounts; and (ii) the aforementioned reinsurance recapture by Western. The average rate credited on all insurance liabilities was approximately 7.0 percent at September 30, 1994, and approximately 6.9 percent at September 30, 1993.

       Amortization related to operations. Amortization related to operations decreased in the first nine months of 1994 from the same period in 1993 as a result of the aforementioned reinsurance recapture.

       SERVICES PROVIDED FOR FEES:

                                                                     Three months              Nine months
                                                                  ended September 30,      ended September 30,
                                                                  ------------------       ------------------
                                                                  1994          1993       1994          1993
                                                                  ----          ----       ----          ----
                                                                             (Dollars in millions)
Revenue:
   Investment management                                         $ 9.0        $ 8.8       $ 27.6        $ 24.9
   Commissions                                                     5.2          2.8         14.4           7.7
   Fees for services provided related
       to CCP II financing                                         3.8          -            3.8           -
   Administrative services, net of
       directly related expenses                                   2.5          1.9          6.9           4.7
Total revenue                                                     20.5         13.5         52.7          37.3
Less intercompany eliminations                                    (6.1)        (7.1)       (10.2)        (16.0)
Revenues reported                                                 14.4          6.4         42.5          21.3

Net income attributable to:
   Investment management                                           3.8          3.6         12.5          11.3
   Commissions                                                      .2          (.6)          .5          (1.2)
   Fees for services provided
       related to CCP II financing                                 2.5          -            2.5           -
   Administrative services                                         1.7          1.2          4.5           3.0
Net income                                                         8.2          4.2         20.0          13.1


      Conseco's fee revenues include: (i) fees for investment management and mortgage origination and servicing; (ii) commissions earned for insurance and investment product marketing and distribution; (iii) administrative fees for policy administration, data processing, product marketing and executive management services; and (iv) fees for services related to CCP II financing.
 To the extent that these services are provided to entities that are included in the financial statements on a consolidated basis, the intercompany fees are eliminated in consolidation.

      Growth in total fees during the third quarter of 1994 over the third quarter of 1993, as well as in the first nine months of 1994 over the first nine months of 1993, was the result of an increase in fee-producing activities provided to both affiliated clients and others. Commission revenues in the third quarter and nine months of 1994 include $1.8 million and $4.0 million, respectively, related to the buyout of a marketing agreement by a bank.

      RESTRUCTURING ACTIVITIES:

                                                                     Three months              Nine months
                                                                  ended September 30,      ended September 30,
                                                                  ------------------       ------------------
                                                                  1994          1993       1994          1993
                                                                  ----          ----       ----          ----
                                                                             (Dollars in millions)
   Incentive earnings allocation                                $  -          $ -         $  -          $ 36.6
   Gain on sale of stock                                           -            -           65.3         101.5
   Total revenues                                                  -            -           65.3         138.1
   Income tax expense                                              -            1.4         22.9          54.8
   Net income                                                      -           (1.4)        42.4          83.3

      The 1994 gain related to the sale of a majority interest in WNC.   The
1993 incentive earnings allocation was earned when total returns realized by the other partners in the first partnership exceeded prescribed targets. The 1993 gain related to the public sale of shares by BLH.

      CORPORATE AND OTHER:

                                                                     Three months              Nine months
                                                                  ended September 30,      ended September 30,
                                                                  ------------------       ------------------
                                                                  1994          1993       1994          1993
                                                                  ----          ----       ----          ----
                                                                             (Dollars in millions)
Net investment income                                            $  .2        $ 2.3        $ 3.4         $11.3
Total revenues                                                     (.8)         3.5          2.2          14.7
Interest expense on long-term debt                                 6.7          6.6         20.6          21.5
Other operating costs and expenses                                 5.7         13.1         20.0          32.8
Income tax benefit                                                 5.6          5.8         13.4          12.9
Loss before extraordinary charge                                   7.6         10.4         25.0          26.7
Extraordinary charge on extinguishment of debt                     -            -            1.9           8.8
Net loss                                                           7.6         10.4         26.9          35.5


     These operations include financing costs for debt which Conseco is directly liable and the costs associated with the holding company operations.

     Net investment income decreased in the third quarter of 1994 and in the nine months of 1994 from the same periods in 1993 primarily as a result of lower average invested assets. The lower average invested assets resulted principally from: (i) repurchases of Conseco shares in the nine months ended September 30, 1994; (ii) purchases of .3 million shares of common stock of Kemper Corporation in the third quarter of 1994; and (iii) repayment of certain debt described in the accompanying notes to the consolidated financial statements, offset by: (i) the proceeds from the sale of WNC shares in the first quarter of 1994; (ii) borrowings under the revolving credit facility, and
(iii) the net cash flow activity during 1993 described in Management's Discussion and Analysis - Liquidity of the Parent Company, in the Company's Form 10-K for the year ended December 31, 1993.

     Other operating costs and expenses decreased 56 percent to $5.7 million in the third quarter of 1994 from $13.1 million in the third quarter of 1993, and decreased 39 percent to $20.0 million in the first nine months of 1994 from $32.8 million in the first nine months of 1993 as a result of compensation costs based on the Company's earnings and the elimination of accruals of nonvested compensation of an executive no longer employed by the Company.

     During the first nine months of 1994, the Company repaid certain debt, as described in the notes to the consolidated financial statements included herein, resulting in an extraordinary charge of $1.9 million (net of a $1.0 million tax benefit). During the first nine months of 1993, the Company also repaid certain debt, resulting in an extraordinary charge of $8.8 million (net of a $4.6 million tax benefit).

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

     Premiums collected by BLH. Premiums collected by BLH for the third quarter of 1994 were $387.4 million, of which $87.6 million were recorded as deposits to policy liability accounts. This compared to $367.5 million collected and $74.1 million recorded as deposits to policy liability accounts in the third quarter of 1993. Premiums collected by BLH for the first nine months of 1994 were $1,147.5 million, of which $234.8 million were recorded as deposits to policy liability accounts. This compared to $1,088.3 million collected and $189.6 million recorded as deposits to policy liability accounts in the first nine months of 1993. Collected premiums by business segment are as follows:

                                                                     Three months              Nine months
                                                                  ended September 30,      ended September 30,
                                                                  ------------------       ------------------
                                                                  1994          1993       1994          1993
                                                                  ----          ----       ----          ----
                                                                             (Dollars in millions)
   Individual health:
      Medicare supplement                                        $141.6        $135.8   $  437.9     $   415.6
      Long-term care                                               33.9          29.5       97.9          85.6
      Other                                                        28.0          34.7       90.1         109.5
                                                                 ------        ------   --------      --------

        Total individual health                                   203.5         200.0      625.9         610.7

   Annuities                                                       81.4          68.2      218.2         174.4
   Individual life                                                 24.0          23.5       70.4          70.3
   Group and other                                                 78.5          75.8      233.0         232.9
                                                                 ------        ------   --------      --------
        Total                                                    $387.4        $367.5   $1,147.5      $1,088.3
                                                                 ======        ======   ========      ========

      Medicare supplement premiums collected increased 4 percent to $141.6 million in the third quarter of 1994 from $135.8 million in the third quarter of 1993, and increased 5 percent to $437.9 million in the first nine months of 1994 from $415.6 million in the first nine months of 1993. These increases are primarily due to improved persistency, rate increases on renewal policies and policy payment mode changes. Annualized new business premiums were $57.5 million and $59.5 million in the first nine months of 1994 and 1993, respectively.

      Long-term care collected premiums increased 15 percent to $33.9 million in the third quarter of 1994 from $29.5 million in the third quarter of 1993, and increased 14 percent to $97.9 million in the first nine months of 1994 from $85.6 million in the first nine months of 1993. Growth in new business as a result of cross-selling activities and a larger base of renewal premiums contributed to this increase. Annualized new business premiums increased 28 percent to $20.5 million in the first nine months of 1994 from $16.0 million in the first nine months of 1993.

      Collected annuity premiums increased 19 percent to $81.4 million in the third quarter of 1994 from $68.2 million in the third quarter of 1993, and increased 25 percent to $218.2 million in the first nine months of 1994 from $174.4 million in the first nine months of 1993. Virtually all of this increase related to sales of single premium deferred annuities. The increase occurred because of an increased marketing emphasis placed on annuity sales, and because alternative investments, such as certificates of deposit, were offering comparatively lower rates.

      Collected premiums for other individual health products decreased 19 percent to $28.0 million in the third quarter of 1994 from $34.7 million in the third quarter of 1993, and decreased 18 percent to $90.1 million in the first nine months of 1994 from $109.5 million in the first nine months of 1993.
These decreases were anticipated because of prior steps taken to improve the profitability of these products.

      Premiums collected by Conseco's wholly owned insurance subsidiaries. Premiums collected by Conseco's wholly owned insurance subsidiaries decreased 12 percent to $20.0 million in the third quarter of 1994 from $22.8 million in the third quarter of 1993, and decreased 45 percent to $64.4 million in the first nine months of 1994 from $117.9 million in the first nine months of 1993. During the first nine months of 1993, the Company collected $55.5 million of premiums from guaranteed investment contracts and deposit funds for qualified retirement plans maintained by a subsidiary of the Company. Conseco's wholly owned subsidiaries are not actively marketing new products.

      LIQUIDITY AND CAPITAL RESOURCES

      The comparison of September 30, 1994 balances to December 31, 1993 balances in the consolidated balance sheet is largely affected by the deconsolidation of Western, effective January 1, 1994, and the acquisition of Statesman by CCP II effective September 30, 1994. Additional changes in the consolidated balance sheet reflect growth through Conseco's three earnings activities previously discussed and the long-term debt and capital stock transactions described in the accompanying notes to the consolidated financial statements.

      The decrease in shareholders' equity in the first nine months of 1994 resulted from: (i) the capital transactions described in "Changes in Capital Stock" in the notes to the consolidated financial statements; and (ii) a change in unrealized appreciation (depreciation) of $(301.1) million to reflect the decrease in the market value of the Company's investments, partially offset by the increase in shareholders' equity from earnings. The decline in unrealized appreciation (depreciation) of securities is recorded consistent with the requirements of Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities ("SFAS 115"). This decrease resulted from the higher interest rate environment, which generally caused the market value of fixed maturities to decrease.

      The ratio of debt (for which the Company is directly liable) to total capital decreased to .25 to 1 at September 30, 1994, from .27 to 1 at December 31, 1993, as a result of the repayment of debt, partially offset by borrowings under a new revolving credit agreement described in "Changes in Long-Term Debt" in the notes to the consolidated financial statements. The ratio of debt (for which the Company is directly liable) to total capital excluding unrealized appreciation (depreciation) of securities recorded consistent with the requirements of SFAS 115 decreased to .21 to 1 at September 30, 1994, from .28 to 1 at December 31, 1993. Book value per common share was $20.43 at September 30, 1994, compared to $33.78 at December 31, 1993. The decline was due to the decrease in common equity described in the preceding paragraph, offset by the decrease in shares outstanding described in "Changes in Capital Stock" in the notes to the consolidated financial statements. Excluding unrealized appreciation (depreciation) of securities recorded consistent with the requirements of SFAS 115, the book value per common share was $28.77 at September 30, 1994, compared to $29.93 at December 31, 1993. The return on average common equity was 28 percent (annualized) for the nine months ended September 30, 1994, compared to 37 percent for the year ended December 31, 1993. This decrease occurred because of fluctuations in net trading gain
(loss), net realized gain (loss) and restructuring income during these periods.

       Dividends declared on common stock for the nine months ended September 30, 1994, were $.375 per share.

      INVESTMENTS

      The amortized cost, estimated fair value and carrying value of fixed maturities (all of which were actively managed) were as follows at September 30, 1994:

                                                                                  Gross        Gross    Estimated
                                                                    Amortized   Unrealized   Unrealized   Fair
                                                                      Cost        Gains       Losses      Value
                                                                      ----        -----       ------      -----
                                                                                (Dollars in millions)
     United States Treasury securities and
        obligations of United States government
        corporations and agencies. . . . . . . . . . . . . . . . . $  360.8       $ .3       $  7.5     $  353.6
     Obligations of states and political subdivisions. . . . . . .     27.8        -             .5         27.3
     Debt securities issued by foreign governments . . . . . . . .     22.8        -            1.1         21.7
     Public utility securities . . . . . . . . . . . . . . . . . .  1,117.8        3.8         73.3      1,048.3
     Other corporate securities. . . . . . . . . . . . . . . . . .  2,580.2        2.1        111.3      2,471.0
     Mortgage-backed securities. . . . . . . . . . . . . . . . . .  3,043.5         .6        100.7      2,943.4
                                                                   --------      -----       ------     --------
           Total fixed maturities  . . . . . . . . . . . . . . . . $7,152.9      $ 6.8       $294.4     $6,865.3
                                                                   ========      =====       ======     ========

      The following table sets forth the quality of fixed maturity investments as of September 30, 1994, classified in accordance with the highest rating by a nationally recognized statistical rating organization, or, if not rated by such firms, based on ratings assigned by the National Association of Insurance Commissioners ("NAIC") as follows: for purposes of the table, NAIC Class 1 is included in the "A" rating; Class 2, "BBB-"; Class 3, "BB-" and Classes 4 to 6, "B+ and below."

                   Investment                                Percent of        Percent of
                     Rating                               Fixed Maturities  Total Investments
                     ------                               ----------------  -----------------
                    AAA. . . . . . . . . . . . . . . . .         48%                 40 %
                    AA . . . . . . . . . . . . . . . . .          8                   6
                    A. . . . . . . . . . . . . . . . . .         23                  20
                    BBB+ . . . . . . . . . . . . . . . .          5                   4
                    BBB. . . . . . . . . . . . . . . . .          6                   5
                    BBB- . . . . . . . . . . . . . . . .          6                   5
                                                                ---                  --
                           Investment grade. . . . . . .         96                  80
                                                                ---                  --

                    BB+. . . . . . . . . . . . . . . . .          1                   1
                    BB . . . . . . . . . . . . . . . . .          1                   -
                    BB-. . . . . . . . . . . . . . . . .          1                   1
                    B+ and below . . . . . . . . . . . .          1                   1
                                                                ---                  --
                           Below investment grade. . . .          4                   3
                                                                ---                  --
                           Total fixed maturities. . . .        100%                 83%
                                                                ===                  ==

      Fixed maturities which were below investment grade had a total estimated fair value and carrying value of $271.7 million and an amortized cost of $287.4 million at September 30, 1994.

      During the first nine months of 1993, the Company wrote down investments and accrued investment income totaling $7.5 million as a result of changes in conditions which caused the Company to conclude that the issuers may be unable to comply with the terms of the securities. These writedowns were recorded as realized losses. The Company recorded no such writedowns in the comparable period of 1994. The amortized cost, carrying value and fair value of fixed maturity investments in default as to the payment of principal or interest were $9.9 million, $10.2 million and $10.2 million, respectively, at September 30, 1994.

      Mortgage-backed securities at September 30, 1994, included collateralized mortgage obligations of $2,421.2 million and mortgage-backed pass-through securities of $522.2 million. Although mortgage-backed securities are subject to risks involving the timing of cash flows due to prepayments, the Company seeks to limit its risk by: (i) purchasing securities which are backed by collateral with lower prepayment sensitivity (such as mortgages purchased at a discount from par value and mortgages that are extremely seasoned); (ii) limiting securities whose values are heavily influenced by changes in prepayments (such as interest-only and principal-only securities); and (iii) investing in securities structured to reduce prepayment risk (such as planned amortization class ("PAC") and targeted amortization class ("TAC") collateralized mortgage obligations). PAC and TAC instruments represented approximately 39 percent of the Company's mortgage-backed securities at September 30, 1994. At September 30, 1994, the par value, amortized cost and estimated fair value of investments in mortgage-backed securities summarized by interest rates on the underlying collateral were comprised of the following:

                                                                                    Par     Amortized   Estimated
                                                                                   Value      Cost     Fair Value
                                                                                   -----      ----     ----------
                                                                                      (Dollars in millions)
   Pass-through securities:
     Below 7%. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .$  318.6   $   317.8   $   287.2
     7% - 8% . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   171.7       172.0       160.3
     8% - 9% . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    66.4        65.9        65.7
     9% and above. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     9.0         9.4         9.0

   Planned amortization class CMO instruments:
     Below 7%. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   427.2       388.6       361.3
     7% - 8% . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   394.4       366.6       343.5
     8% - 9% . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    80.4        79.6        76.0
     9% and above. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    41.1        41.8        41.0

   Targeted amortization class CMO instruments:
     Below 7%  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    60.1        49.7        49.7
     7% - 8% . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   242.2       199.6       199.6
     8% - 9% . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    52.7        48.7        48.7
     9% and above. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    44.1        43.9        42.5

   Other CMO instruments:
     Below 7%. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    82.0        66.7        65.5
     7% - 8% . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   635.8       508.3       508.3
     8% - 9% . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   516.4       476.1       476.1
     9% and above. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     225.0       208.8       209.0
                                                                                --------    --------    --------
           Total mortgage-backed securities. . . . . . . . . . . . . . . . . . .$3,367.1    $3,043.5    $2,943.4
                                                                                ========    ========    ========

      At September 30, 1994, the balance of mortgage loans was comprised of 92 percent commercial loans, 2 percent residential loans and 6 percent residual interests in collateralized mortgage obligations. Less than 1 percent of mortgage loans were noncurrent at September 30, 1994. There were no material realized losses on mortgage loans during the nine months ended September 30, 1994 and 1993, respectively. At September 30, 1994, the Company had a loan loss reserve of $.9 million.

      Borrowings under reverse repurchase agreements and dollar-roll transactions were $151.7 million at September 30, 1994, and were collateralized by pledged securities with fair values approximately equal to the borrowings. Such borrowings averaged approximately $218.6 million during the first nine months of 1994, compared to approximately $368.4 million during the same period of 1993.

      STATUTORY INFORMATION

      Statutory accounting practices prescribed or permitted for the Company's insurance subsidiaries by regulatory authorities differ from generally accepted accounting principles. The Company's life insurance subsidiaries that are included on a consolidated basis in these financial statements reported the following amounts to regulatory agencies at September 30, 1994, after appropriate eliminations of intercompany accounts among such subsidiaries (dollars in millions):

                Statutory capital and surplus  . . . . . . . . . . . . . . . $649.5

                Asset valuation reserve ("AVR"). . . . . . . . . . . . . . .   57.6

                Interest maintenance reserve ("IMR") . . . . . . . . . . . .   94.2
                                                                             ------
                   Total . . . . . . . . . . . . . . . . . . . . . . . . . . $801.3
                                                                             ======

     In connection with the acquisition of BLH, the capital of one of the life insurance subsidiaries (Bankers Life Insurance Company of Illinois) was increased by providing cash in exchange for a surplus debenture. The unpaid balance of the surplus debenture of $460.0 million at September 30, 1994, is considered a part of statutory capital and surplus of the life insurance subsidiary. Payments to BLH of principal and interest on the surplus debenture may be made from available funds only with the approval of the Illinois Department of Insurance when its Director is satisfied that the financial condition of the subsidiary warrants that action. Such approval may not be withheld provided the surplus of the subsidiary exceeds, after such payment, approximately $128 million. Such subsidiary's surplus at September 30, 1994, was $316.2 million. During April 1994, such subsidiary made a scheduled principal payment on the surplus debenture of $25.0 million plus accrued interest.

     At September 30, 1994, the ratio of such consolidated statutory account balances to consolidated statutory liabilities (excluding AVR, IMR, liabilities from separate account business and short-term collateralized borrowings) was
9.0 percent, compared to a ratio of 11.4 percent (17.1 percent excluding the accounts of Western) at December 31, 1993.

     During the nine months ended September 30, 1994, the Company's wholly owned life insurance subsidiaries paid no dividends to the parent company. Approximately $18.7 million is available for distribution from wholly owned insurance subsidiaries in 1994 without the permission of state regulatory authorities.

     PENDING ACQUISITION

     On June 26, 1994, Conseco and Kemper Corporation ("Kemper") signed a definitive merger agreement under which a wholly owned subsidiary of Conseco will be merged into Kemper. It is contemplated the combined entity would operate under the Kemper name. Under the agreement, each of the issued and outstanding shares of Kemper common stock would be converted into the right to receive $56.00 in cash and a fraction of a share of Conseco common stock determined by dividing $11.00 by the average closing price of Conseco common stock prior to the merger (such fraction to be not more than .2418 nor less than .1982). On November 2, 1994, Conseco proposed a consensual change in the merger agreement. Under this proposal, each share of Kemper common stock would be converted into the right to receive $56 in cash and .1087 shares of Conseco common stock. Accordingly, the total consideration would be $60 per Kemper share and the total value of the transaction would be approximately $2.96 billion based on the value of Conseco shares on November 2, 1994. This compares to $67 per share and a total value of $3.25 billion, based on Conseco's share value on June 26, 1994, in the existing merger agreement which remains in effect. The merger agreement with Kemper contemplates that CCP II will purchase Kemper's life insurance and real estate subsidiaries.

     Consummation of the merger is subject to customary terms and conditions, including approvals by: (i) the stockholders of Kemper, and under the terms of the June 26, 1994, agreement (but not the November 2, 1994, proposal), the stockholders of Conseco; (ii) regulatory authorities; and (iii) the boards and shareholders of Kemper's mutual funds, and to obtaining the required financing.

     The Company is exploring the possible sale of one or more of its equity interests in WNC, CCP and BLH. Any such sale is subject to receiving fair value. On October 7, 1994, Conseco filed a registration statement on Form S-3 to offer Conseco debt exchangeable at maturity into shares of common stock of WNC. If consummated, the debt will be in lieu of the sale of the Company's equity interest in WNC. Proceeds from any sale are anticipated to be used for general corporate purposes or in connection with the Kemper merger.

     Kemper, headquartered in Long Grove, Illinois, is a publicly held financial services holding company with principal operations in asset management, life insurance and securities brokerage.

                                            PART II - OTHER INFORMATION

     ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

      a)  Exhibits.

          11.1      Computation of Earnings Per Share - Primary.

          11.2      Computation of Earnings Per Share - Fully Diluted.

          27.0      Financial Data Schedule

          99.1      Pro Forma Consolidated Statements of Operations

      b)  Reports on Form 8-K.

          A report on Form 8-K dated June 26, 1994, was filed with the Commission to report under Item 5 the Merger Agreement between the Registrant and Kemper Corporation.

          A report on Form 8-K dated September 29, 1994, was filed with the Commission to report: (i) under Item 2, the acquisition of The Statesman Group, Inc.; (ii) under Item 7(a), the unaudited consolidated financial statements of The Statesman Group, Inc. as of June 30, 1994, and for the six months ended June 30, 1994 and 1993, and the audited consolidated financial statements of The Statesman Group, Inc. as of December 31, 1993 and 1992, and for each of the three years ended December 31, 1993; and (iii) under Item 7(b), pro forma consolidated financial information of Conseco, Inc. and subsidiaries.

                                                     SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                      CONSECO, INC.


    Dated: November 14, 1994          By: /s/ ROLLIN M. DICK
                                          ------------------------
                                          Rollin M. Dick,
                                          Executive Vice President  and
                                             Chief Financial Officer
                                          (authorized officer and principal
                                             financial officer)