Form 10-K
CONSECO INC
filed 1995-03-31
CIK 719241

                             UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                               Form 10-K



[ X ] Annual report pursuant to Section 13 or 15(d) of the
      Securities Exchange Act of 1934 [Fee Required]
      For the fiscal year ended December 31, 1994 or

[   ] Transition report pursuant to Section 13 or 15(d) of the
      Securities Exchange Act of 1934 [Fee Required]
      For the transition period from                    to


                    Commission file number: 1-9250
                             Conseco, Inc.

             Indiana                       No. 35-1468632
     ----------------------        ------------------------------
     State of Incorporation        IRS Employer Identification No.

    11825 N. Pennsylvania Street
       Carmel, Indiana  46032                (317) 817-6100
--------------------------------------        -------------
Address of principal executive offices          Telephone

     Securities registered pursuant to Section 12(b) of the Act:

                                         Name of each exchange
      Title of each class                on which registered
      -------------------                --------------------
 Common Stock, No Par Value         New York Stock Exchange, Inc.
 8-1/8% Senior Notes due 2003       New York Stock Exchange, Inc.
 3.25 Series D Cumulative
   Convertible Preferred Stock      New York Stock Exchange, Inc.

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

  Indicate by check mark if disclosure of delinquent filers
pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by
reference in Part III of this Form 10-K or any amendment to this
Form 10-K. [   ]

  Aggregate market value of common stock held by nonaffiliates
(computed as of March 7, 1995):  $744,663,522

  Shares of common stock outstanding as of March 7, 1995:
20,194,265

  DOCUMENTS INCORPORATED BY REFERENCE: The Registrant's definitive proxy statement for the annual meeting of shareholders to be held May 30, 1995 is incorporated by reference into Part III of this Report.

                                PART I

ITEM 1. BUSINESS OF CONSECO.

         Background

         Conseco, Inc. ("Conseco" or the "Company") is a holding company which owns, operates and provides services to companies in the financial services industry (primarily life insurance
companies to date).   Historically, Conseco's earnings have
resulted from: (i) operating life insurance companies and other financial services businesses; (ii) providing investment management, administrative and other fee-based services to affiliated businesses as well as non-affiliates; and (iii) acquiring and restructuring life insurance companies in partnership with other investors. Conseco's operating strategy for acquired businesses is to consolidate and streamline management and administrative functions, to realize superior investment returns through active asset management, to eliminate unprofitable products and distribution channels and to focus resources on the development and expansion of profitable products and strong distribution channels. The companies Conseco targets for acquisition have profitable niche products, strong distribution systems and progressive management teams who can work with Conseco to implement Conseco's operating and growth strategies. The insurance companies in which Conseco has made investments develop, market, issue and administer primarily annuity, individual health insurance and life insurance products.

         Conseco was organized in 1979 as an Indiana corporation and commenced operations in 1982. Its executive offices are located at 11825 N. Pennsylvania Street, Carmel, Indiana 46032, and
its telephone number is (317) 817-6100.    Since Conseco commenced
operations in 1982, it has completed 12 acquisitions of insurance companies and related businesses, the first seven as wholly owned subsidiaries and the last five through its acquisition partnerships. Conseco Capital Partners, L.P. ("Partnership I"), Conseco's first acquisition partnership, was dissolved in 1993 after distributing to its partners the securities of the companies it had acquired. In early 1994, Conseco formed Conseco Capital Partners II, L.P. ("Partnership II"), its second acquisition partnership, to invest in acquisitions of life insurance companies and related businesses. A wholly owned subsidiary of Conseco is the sole general partner of Partnership II, as was the case with Partnership I.

         Conseco currently holds major ownership interests in the following life insurance businesses: (i) Bankers Life Holding Corporation ("BLH"), an NYSE-listed company in which Conseco currently holds a 60 percent ownership interest (and which is the parent company of Bankers Life and Casualty Insurance Company ("Bankers Life")); (ii) CCP Insurance, Inc. ("CCP"), an NYSE-listed company in which Conseco currently holds a 49 percent ownership interest; (iii) The Statesman Group, Inc. ("Statesman"), Partnership II's first acquisition in September 1994, in which Conseco holds a 25 percent ownership interest through its direct investment and through its equity interests in BLH and CCP; and
(iv) Bankers National Life Insurance Company ("Bankers National"),National Fidelity Life Insurance Company ("National Fidelity") and Lincoln American Life Insurance Company ("Lincoln American"),all of which are wholly owned by Conseco and which have profitable blocks of in-force business, although new sales are currently not being pursued. BLH and its subsidiaries are collectively referred to hereinafter as BLH. Western National Corporation ("WNC"), an NYSE-listed company, and its wholly owned subsidiary, Western National Life Insurance Company ( Western National"), were wholly owned subsidiaries until February 15, 1994, when WNC completed an initial public offering ("IPO"). Conseco sold a 60 percent interest in WNC in connection with the IPO and sold its remaining 40 percent interest in a separate transaction on December 23, 1994. WNC and its subsidiaries are collectively referred to hereinafter as WNC.


         On February 27, 1995, Conseco announced that its Board of Directors had approved proposals to acquire, in separate transactions, the outstanding shares of CCP and BLH that Conseco does not currently own. Under the proposals, CCP and BLH would merge into Conseco, with Conseco being the surviving corporation. Under the proposals, each holder of the CCP shares, other than Conseco, would receive $22.50 per share in cash, and each holder of the BLH shares, other than Conseco, would receive $22.00 per
share in cash.   Each proposed merger transaction requires the
approval of holders of a majority of the outstanding shares of the company being acquired, (other than shares held by Conseco), voting at a special shareholders' meeting.

         Partnership II completed the acquisition of Statesman in September 1994 and expects to make additional acquisitions using partnership equity capital, together with mezzanine and debt financing from various sources. Partnership II has equity capital commitments (after deducting commitments used to acquire Statesman) totaling $576.4 million from limited partner investors, primarily large institutional investors. Such commitments to Partnership II include $92.4 million from Conseco, $23.1 million from BLH and $23.1 million from CCP. In addition, certain executive officers and directors of Conseco and its affiliates have remaining commitments to Partnership II of $29.9 million. Companies acquired by Partnership II are required to be included in Conseco's financial statements on a consolidated basis because such companies are unilaterally controlled by Conseco.

         Conseco believes the use of the partnership vehicle for acquisitions of life insurance companies enables it to: (i) broaden its access to the capital markets; (ii) increase the size and number of potential acquisitions it can effect; and (iii) generate recurring fee income through management of the acquired companies and their investments. Conseco participates in the acquisitions effected by Partnership II through: (i) its direct and indirect ownership interest in Partnership II; and (ii) incentive compensation fees payable (if Partnership II generates returns in excess of prescribed targets) by Partnership II to Conseco's wholly owned subsidiary that acts as general partner of Partnership II.

         As used herein the terms "Conseco" or the "Company" refer to Conseco, Inc. and its consolidated subsidiaries, unless the context requires otherwise.

         INSURANCE OPERATIONS

         BLH, with total assets of approximately $3.9 billion at December 31, 1994, markets health and life insurance and annuity products primarily to senior citizens through over 200 branch offices and approximately 3,400 career agents. Most of BLH's agents sell only BLH policies. Approximately 55 percent of the $1,534.5 million of direct premiums collected by BLH in 1994 were from the sale of individual health insurance, principally Medicare supplement and long-term care policies. BLH believes that its success in the individual health insurance market is attributable in large part to its career agency force, which permits one-on-one contacts with potential policyholders and builds loyalty to BLH among existing policyholders. Its efficient and highly automated claims processing system is designed to complement its personalized marketing strategy by stressing prompt payment of claims and rapid response to policyholder inquiries.

         Conseco owns 31.9  million common shares of BLH (including
1.5 million shares purchased by Conseco to date in 1995), or 60 percent of its currently outstanding common shares. At December 31, 1994, the BLH shares owned by Conseco had a net carrying value of $477.9 million, a fair value of approximately $576.9 million and a cost of $313.1 million. BLH is included in Conseco's financial statements on a consolidated basis.

         Statesman, with total assets of approximately $5.4 billion at December 31, 1994, is a financial services holding company engaged primarily in the development, marketing, underwriting, issuance and administration of annuity and life insurance products in 47 states and the District of Columbia through its insurance subsidiaries, American Life and Casualty Insurance Company ("American Life") and Vulcan Life Insurance Company ("Vulcan
Life").   Statesman collected $1.1 billion of insurance premiums
and annuity deposits in 1994, of which approximately 96 percent (99 percent of first year premiums and annuity deposits) were derived from the sale of annuities. At December 31, 1994, Statesman had 291,000 individual policies and approximately 445 group policies (representing 134,000 individual certificates of insurance) in force. Statesman markets its annuity and life insurance products primarily to middle-income individuals ages 45 and over, and designs its products to meet such individuals' savings and retirement planning objectives. Statesman markets it products through a general agency and brokerage distribution system comprised of approximately 22,000 independent licensed agents.

         Partnership II owns 80 percent of the outstanding shares of Statesman's common stock. Conseco, through its direct investment and through its indirect interest in the investments made by BLH and CCP, has approximately a 25 percent ownership interest in Statesman. Statesman is included in Conseco's financial statements on a consolidated basis.

         CCP, with $5.0 billion of assets at December 31, 1994, is a specialized insurance holding company whose subsidiaries Great American Reserve Insurance Company ("GARCO") and Beneficial Standard Life Insurance Company ("BSLIC") market, issue and administer annuity, life and employee benefit-related insurance products through two cost-effective distribution channels: (i) educator market specialists, who sell tax-qualified annuities and certain employee benefit-related insurance products primarily to school teachers and administrators; and (ii) professional independent producers who sell various annuity and life insurance
products aimed primarily at the retirement market.   Approximately
81 percent of the $522.1 million of total premiums collected in 1994 were from the sale of annuity products.

         Conseco owns 11.6 million shares of CCP, or 49 percent of CCP's common shares currently outstanding. At December 31, 1994, the CCP shares owned by Conseco had a net carrying value of approximately $195.4 million, a fair value of approximately $235.4 million and a cost of $102.8 million. CCP is included in Conseco's financial statements on an equity basis.

         Conseco's wholly owned insurance subsidiaries had total assets of approximately $.9 billion at December 31, 1994. They have profitable in-force blocks of many annuity and life products, but do not currently market their products to new customers. These companies collected $88.5 million of premiums in 1994, including $5.6 million of premiums from deposit funds maintained by employee benefit plans of the Company.

         SERVICES PROVIDED FOR FEES

         Conseco provides all affiliated and other unaffiliated clients with various services including investment management, mortgage origination and servicing, policy administration, data processing, product marketing and executive management services.
In addition, subsidiaries of Conseco earn fees by: (i) providing marketing services to financial institutions related to the distribution of insurance and investment products; (ii) providing financing services to Partnership II; and (iii) distributing property and casualty insurance products as an independent agency. Total fees from affiliates and nonaffiliates were $71.0 million, $49.0 million and $30.2 million in 1994, 1993 and 1992, respectively. To the extent that these services are provided to entities that are included in the financial statements on a consolidated basis, the intercompany fees are eliminated in consolidation. Earnings in this segment increase when Conseco adds new clients (either affiliated or unaffiliated) and when Conseco increases the fee-producing activities conducted for clients.

         ACQUISITION AND RESTRUCTURING

    Conseco and its acquisition partnerships have completed 12 acquisitions since 1982:

   Year    Company acquired                               Purchase price      Acquired by
   ----    -----------------                              --------------      -----------
                                                       (Dollars in millions)
   1982    Security National Life Insurance Company          $    1.3          Conseco
   1983    Consolidated National Life Insurance Company           4.2          Conseco
   1985    Lincoln American                                      25.0          Conseco
   1986    Lincoln Income Life Insurance Company                 32.3          Conseco
   1986    Bankers National                                     117.6          Conseco
   1987    Western National                                     261.7          Conseco
   1989    National Fidelity                                     68.4          Conseco
   1990    GARCO                                                135.0          Partnership I
   1990    Jefferson National Life Insurance Company            171.0          Partnership I
   1991    BSLIC                                                141.1          Partnership I
   1992    Bankers Life                                         600.0          Partnership I
   1994    Statesman                                            344.2          Partnership II

    All acquisitions were accounted for as purchases, with activities of acquired companies included in Conseco's results of operations beginning with the date of purchase.

    Of the first seven companies acquired by Conseco, four were subsequently sold (including Western National in 1994 as described in note 2 to the consolidated financial statements) and three remain as wholly owned subsidiaries. The first three companies acquired by Partnership I are now wholly owned subsidiaries of CCP, with two of them (Jefferson National Life Insurance Company and GARCO) having been merged at the end of 1994. The fourth and final acquisition of Partnership I is now a wholly owned subsidiary of BLH.

    Conseco records the activities of acquired companies in its insurance operations segment. Conseco also provides services to acquired companies, generating income in the fee for service segment. Incentive compensation earned by exceeding prescribed returns to the partners, and restructuring gains realized from the sale of portions of the acquired entities, are recorded in the acquisition and restructuring segment.

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

     OPERATIONS

     Conseco minimizes operating expenses by centralizing, standardizing and more efficiently performing many functions common to most life insurance companies. These functions include underwriting and policy administration, accounting and financial reporting, marketing, regulatory compliance, actuarial services and asset management.

          Conseco's centralized management techniques resulted in significant employee reductions and expense savings in the nine insurance companies acquired between 1985 and 1992. The ratio of aggregate operating expenses (excluding commissions) to premiums collected for these nine companies was reduced from 11 percent for the last year prior to acquisition to 7.9 percent for the second
full year following acquisition.   The ratio of such expenses to
total assets of these companies decreased from 3.4 percent to 1.6 percent in the same periods.

     The administration of BLH's individual health insurance, unlike that of life insurance or annuities, involves a high volume of claims processing, multiple contacts with policyholders and generally higher operational costs. In 1994, BLH processed more than five million policyholder claims. BLH has developed an efficient and highly automated policyholder administration operation to minimize the costs of such large volume processing and deliver a high level of service to its policyholders, with special emphasis on the prompt payment of claims. In most cases, BLH mails a check within a week of receiving a claim from a policyholder. BLH believes that its promptness in processing policyholder claims is a major reason for its strong reputation for service and the above-average persistency of its Medicare supplement products. Conseco (through certain of its wholly owned subsidiaries) provides BLH with certain investment advisory, executive consulting, data processing, accounting, legal, mortgage loan servicing and origination, and other services.

    INVESTMENTS

    Conseco Capital Management, Inc. ("CCM"), a registered investment adviser wholly owned by Conseco, manages the investment portfolios of Conseco's wholly owned subsidiaries, CCP, BLH, Statesman and several nonaffiliated clients. CCM had approximately $24.0 billion of assets (at fair value) under management at December 31, 1994, of which $12.3 billion were assets of affiliated companies and $11.7 billion were assets of nonaffiliated companies. CCM's investment philosophy is to maintain a largely investment grade fixed-income portfolio, provide adequate liquidity for expected liability durations and other requirements and maximize total return through active investment management.

    Investment activities are an integral part of the Company's business; investment income is a significant component of the Company's total revenues. Profitability is significantly affected by spreads between interest yields on investments and rates credited on insurance liabilities. Substantially all credited rates on single premium deferred annuities and flexible premium deferred annuities may be changed annually. As of December 31, 1994, the average yield, computed on the cost basis of the Company's investment portfolio, was 8.5 percent and the average interest rate credited on the Company's liability portfolio was 5.9 percent.

    The Company balances the duration of its invested assets with the expected duration of benefit payments arising from insurance
liabilities.   At December 31, 1994, the adjusted modified duration
of fixed maturities, trading securities and short-term investments was 6.9 years. At December 31, 1994, the duration of the Company's insurance liabilities was 6.4 years.

    For information regarding the composition and diversification of the investment portfolio of Conseco's subsidiaries, see
"Management's Discussion and Analysis of Consolidated Financial
Condition and Results of Operations - Investments" and note 3 to the consolidated financial statements.

    COMPETITION

    Conseco's businesses are highly competitive. The life insurance industry consists of a large number of insurance companies,many of which are substantially larger and have greater financial resources, broader and more diversified product lines and larger staffs than those of Conseco or its investees. Competition also is encountered from the expanding number of banks, securities brokerage firms and other financial intermediaries which market insurance products and offer competing products, such as mutual fund products,traditional bank investments and other investment and retirement funding alternatives. Conseco also competes with many of these companies and others in providing services for fees. Insurers compete with other insurance companies, financial intermediaries and other institutions based on a number of factors, including pricing, service provided to distributors and policyholders, and ratings. Conseco's subsidiaries must also compete with other insurers to attract and retain the allegiance of
agents.   Additionally, Partnership II typically competes with
other entities when it bids on companies it wishes to acquire.

    Financial institutions, school districts, marketing companies, agents who market insurance products and policyholders use the financial strength ratings assigned to an insurer by independent rating agencies as one factor in determining which insurer's annuity to market or purchase. Bankers Life, American Life and the principal insurance subsidiaries of CCP are rated either "A or A- (Excellent)" by A.M. Best. A.M. Best ratings for the industry currently range from "A++ (Superior)" to "F ( In Liquidation)". Publications of A.M. Best indicate that the "A" and "A-" ratings are assigned to those companies that, in A.M. Best's opinion, have achieved excellent overall performance when compared to the standards established by A.M. Best and that have demonstrated a strong ability to meet their obligations to policyholders over a long period of time. A.M. Best's rating procedure includes quantitative and qualitative evaluations of a company's financial condition and operating performance. Its quantitative evaluation is based on an analysis of a company's financial performance in the areas of profitability, leverage/capitalization and liquidity.
A.M. Best's review also includes a qualitative evaluation of a company's spread of risk, quality and appropriateness of the reinsurance program, quality and diversification of assets, adequacy of policy or loss reserves, adequacy of surplus, capital structure, management experience and objectives, market presence and policyholders' confidence. In addition, Bankers Life has a claims paying ability rating of "AA-" from Duff &
Phelps Credit Rating Company ("Duff & Phelps") and the two CCP companies have claims-paying ability ratings of "A+" from Duff
& Phelps. Duff & Phelps' claims-paying ability ratings range from "AAA (Highest claims-paying ability)" to "DD (Company is under an order of liquidation)." The "AA-" rating represents "Very high claims-paying ability" and the "A+" rating represents "High claims-paying ability." Statesman's principal operating subsidiary, American Life, has a claims-paying rating of "A-
(Good)" from Standard & Poor's Corporation ("Standard & Poor's").
A rating of "A-" is assigned by Standard & Poor's to those companies which, in its opinion, have a secure claims-paying ability and whose financial capacity to meeting policyholder obligations is viewed on balance as sound, but their capacity to meet such policyholder obligations is somewhat more susceptible to adverse changes in economic or underwriting conditions than more highly rated insurers. Generally, rating agencies base their ratings upon information furnished to them by the issuer and upon their own investigations, studies and assumptions. A.M. Best's ratings, Duff & Phelps' claims-paying ratings and Standard & Poor's claims-paying ratings are based upon factors relevant to policyholders, agents and intermediaries and are not directed toward the protection of investors. There is no assurance that any particular rating will continue for any given period of time or that it will not be changed or withdrawn entirely if in the judgement of the rating agency circumstances so warrant.

    A.M. Best's rating and Standard & Poor's claims-paying ability rating for American Life are in part based on Partnership II's commitment to provide additional capital to American Life. Partnership II's commitment provides that if, at December 31, 1995, American Life Holding Company ("ALHC"), a wholly owned subsidiary of Statesman, has a debt to equity ratio of greater than 1.1 to 1.0, Partnership II will cause additional equity (in the form of either common or non-cash dividend paying preferred equity) to be contributed to ALHC within 30 days after completion of the audited financial statements for 1995 in an amount necessary to lower the pro forma ratio of debt to equity at December 31, 1995, to not more than 1.1 to 1.0, excluding the effects of reporting fixed maturities at fair value as described in note 1 to the consolidated financial statements. Furthermore, Partnership II has agreed to reserve $50.0 million of its available capital from its investors to meet this commitment until 30 days after the year-end 1995 audit is completed.





    Following the announcement of Conseco's intention to acquire the outstanding shares of CCP and BLH that it does not already own, A.M. Best, Duff and Phelps and Standard & Poor's put the aforementioned ratings under review with negative implications. The agencies have stated that they will meet with Conseco management "to evaluate more fully the strategic and financial implications of these potential acquisitions" before deciding on any rating changes. It is not possible to determine if the final decisions of the rating agencies will result in any modifications of the current ratings; or the extent to which any such decision would affect Conseco's subsidiaries' level of sales or the persistency of their in-force business.

    In the individual health insurance business, insurance companies compete primarily on the basis of marketing, service and price. The provisions of the Omnibus Budget Reconciliation Act of 1984 and the work of the National Association of Insurance Commissioners ("NAIC") (an association of state regulators and their staffs) have resulted in standardized policy features for Medicare supplement products. This increases the comparability of such policies and may intensify competition based on factors other than product features. See " Insurance Operations - BLH" and "Regulation."

    The Company believes that its investee insurance companies are able to compete effectively because: (i) they emphasize specialized distribution channels where the ability to respond rapidly to changing customer needs yields a competitive edge; (ii) they are experienced in establishing and cultivating relationships with the unique distribution networks and the independent marketing companies operating in these specialized markets; (iii) they can offer competitive rates as a result of their lower-than-average operating costs and increased investment yields achieved by applying active investment portfolio management techniques; and
(iv) they have reliable policyholder administrative services, supported by customized data processing systems.

    UNDERWRITING

    Under regulations promulgated by the NAIC as a result of the Omnibus Budget Reconciliation Act of 1990 ("OBRA"), BLH may not underwrite its Medicare supplement policies for certain first-time purchasers. If a person applies for insurance within six months following eligibility by reason of age, the application may not be rejected due to medical conditions. For other prospective policyholders, such as senior citizens who are transferring to BLH's products, BLH's underwriting procedures are relatively limited, except for policies providing prescription drug coverage.

    BLH generally requires detailed underwriting procedures designed to assess and quantify the insurance risks before issuing long-term care and comprehensive major medical products to individuals and groups. BLH's practice is to require medical examinations of applicants (including blood and urine tests, where permitted) for certain health insurance products and for life insurance products which exceed prescribed policy amounts. These requirements are graduated according to the applicant's age and may vary by type of policy or product. BLH also relies on medical records and each potential policyholder's written application, which is generally prepared under the supervision of one of its trained agents.

    Substantially all the life insurance policies issued by Conseco's subsidiaries are underwritten individually, although standardized underwriting procedures have been adopted for certain low face-amount life insurance coverages. After initial processing, each file is reviewed and the necessary information (such as medical examinations, doctors' statements and special medical tests) is obtained to make an underwriting decision. After the information is collected and reviewed, either (i) the policy is issued as applied for or issued with an extra premium charge because of unfavorable factors, or (ii) the application is rejected. Group insurance policies are underwritten based on the characteristics of the group and its past claim experience. Underwriting with respect to SPDAs and FPDAs is minimal.

    REINSURANCE

    Consistent with the general practice of the life insurance industry, the Company's subsidiaries reinsure portions of the coverage provided by their insurance products with other insurance companies under agreements of indemnity reinsurance. The Company's subsidiaries also assume reinsurance from other insurers. Reinsurance assumed is immaterial and accounted for in the same manner as direct business.

    Indemnity reinsurance agreements are intended to limit a life insurer's maximum loss on a large or unusually hazardous risk or to obtain a greater diversification of risk. Indemnity reinsurance does not discharge the original insurer's primary liability to the insured. The Company's reinsured business is ceded to numerous reinsurers; the amount of business ceded to any one reinsurer is
not material.   The Company believes the assuming companies are
able to honor all contractual commitments, based on the Company's periodic reviews of their financial statements, insurance industry reports and reports filed with state insurance departments.

    As of December 31, 1994, the policy risk retention limit of Conseco's subsidiaries on the life of one individual does not exceed $.8 million; reinsurance ceded by Conseco's subsidiaries represented 7 percent of gross combined life insurance in force and reinsurance assumed by Conseco's subsidiaries represented .3 percent of net combined life insurance in force. At December 31, 1994, Conseco's largest reinsurer accounted for less than .08 percent of total insurance liabilities and less than 16 percent of total reinsurance receivables.

    EMPLOYEES

    At December 31, 1994, Conseco had approximately 3,550 employees, including approximately: (i) 1,000 home office employees of Conseco; (ii) 1,500 home office employees of BLH;
(iii) 450 branch office employees of BLH; (iv) 325 employees of Statesman; and (v) 250 employees of Marketing Distribution Systems
Consulting Group, Inc. ("Bankmark").    None of the Company's
employees is covered by a collective bargaining agreement. Conseco believes that it has excellent relations with its employees.

    GOVERNMENTAL REGULATION

    General

    Conseco's insurance subsidiaries are subject to regulation and supervision by the states in which they transact business. The laws of these jurisdictions generally establish agencies with broad regulatory authority, including powers to: (i) grant and revoke licenses to transact business; (ii) regulate and supervise trade practices and market conduct; (iii) establish guaranty associations; (iv) license agents; (v) approve policy forms; (vi) approve premium rates for some lines of business; (vii) establish reserve requirements; (viii) prescribe the form and content of required financial statements and reports; (ix) determine the reasonableness and adequacy of statutory capital and surplus; and
(x) regulate the type and amount of permitted investments.

    Most states also have enacted legislation which regulates insurance holding company systems, including acquisitions, extraordinary dividends, the terms of surplus debentures, the terms of affiliate transactions, and other related matters. Currently, the Company and its insurance subsidiaries have registered as holding company systems pursuant to such legislation in Texas, Missouri, Tennessee, California, Alabama, Iowa and Illinois, and they routinely report to other jurisdictions. For further information on state laws regulating the payment of dividends by insurance company subsidiaries, see "Management's Discussion and Analysis of Results of Operations and Financial Condition - Consolidated Financial Condition" and note 13 to Conseco's consolidated financial statements.

    The federal government does not directly regulate the insurance business. However, federal legislation and administrative policies in several areas, including pension regulation, age and sex discrimination, financial services regulation and federal taxation, do affect the insurance business. Recently, increased scrutiny has been placed upon the insurance regulatory framework, and a number of state legislatures have considered or enacted legislative proposals that alter, and in many cases increase, the authority of state agencies to regulate insurance companies and holding company
systems.   In addition, legislation has been introduced from time
to time in recent years which, if ever enacted, could result in the federal government assuming a more direct role in the regulation of the insurance industry.

    State insurance regulators and the NAIC are continually re-examining existing laws and regulations and their application to
insurance companies.   The NAIC recently approved, and recommended
to the states for adoption and implementation, several regulatory initiatives designed to decrease the risk of insolvency of insurance companies in general. These initiatives include risk-based capital ("RBC") requirements for determining the levels of capital and surplus an insurer must maintain in relation to its insurance and investment risks. The NAIC regulatory initiatives also impose restrictions on an insurance company's ability to pay dividends to its stockholders. These initiatives may be adopted by the various states in which the Company's subsidiaries are licensed, but the ultimate content and timing of any statutes and regulations to be adopted by the states cannot be determined at
this time.    It is not possible to predict the future impact of
changing state and federal regulation on the operations of the Company, and there can be no assurance that existing insurance related laws and regulations will not become more restrictive in the future or that laws and regulations enacted in the future will not be more restrictive.

    The NAIC's RBC requirements, which became effective December 31, 1993, are used by insurance regulators as an early warning tool to identify deteriorating or weakly capitalized companies for the purpose of initiating regulatory action. Such requirements are not designed as a mechanism for ranking adequately capitalized
companies.   In addition, the formula defines a new minimum capital
standard which supplements the low, fixed minimum capital and surplus requirements previously implemented on a state-by-state basis.

    The NAIC RBC requirements provide for four levels of regulatory attention, depending on the ratio of the company's total adjusted capital (defined as the total of its statutory capital, surplus, asset valuation reserve and certain other adjustments) to its RBC. If a company's total adjusted capital is less than 100 percent but greater than or equal to 75 percent of its RBC, or if a negative trend has occurred (as defined) and total adjusted capital is less than 125 percent of RBC (the "Company Action Level"), the company must submit a comprehensive plan to the regulatory authority which discusses proposed corrective actions to improve its capital position. If a company's total adjusted capital is less than 75 percent but greater than or equal to 50 percent of its RBC (the "Regulatory Action Level"), the regulatory authority will perform a special examination of the company and issue an order specifying corrective actions that must be followed. If a company's total adjusted capital is less than 50 percent but greater than or equal to 35 percent of its RBC (the "Authorized Control Level"), the regulatory authority may take any action it deems necessary, including placing the company under regulatory control. If a company's total adjusted capital is less than 35 percent of its RBC (the "Mandatory Control Level") the regulatory authority is mandated to place the company under its control. At December 31, 1994, the total adjusted capital for each of the primary insurance subsidiaries of BLH, Statesman and CCP was greater than twice the respective Company Action Levels.

    The Texas Insurance Department adopted its own RBC requirements, the stated purpose of which is to require a minimum level of capital and surplus to absorb the financial,
underwriting, and investment risks assumed by an insurer.   Texas'
RBC requirements differ from those adopted by the NAIC in two
principal respects:   (i) the elements used to determine minimum
RBC levels in the respective calculation formulas differ and (ii) the Texas Regulations do not contain "Action Levels" (like those adopted by the NAIC) prescribing certain corrective actions if RBC threshold levels are not met. However, the Commissioner of the Texas Insurance Department does have the power to take similar corrective actions if a company does not maintain the required minimum level of capital and surplus. Under the Texas Regulations, an insurer has met RBC requirements if its admitted assets exceed its liabilities by at least 3 percent. Bankers National and some insurance subsidiaries of CCP are domiciled in Texas and must comply with Texas RBC requirements. At December 31, 1994, their admitted assets exceeded liabilities by more than twice the required 3 percent level.

    Effective for statutory annual statements filed for the year ending December 31, 1992, insurance companies are required to establish an asset valuation reserve ("AVR") consisting of two components: a "default component" which provides for future credit-related losses on fixed maturity investments and an "equity component" which provides for losses on all types of equity investments, including real estate. Insurers are also required to establish an interest maintenance reserve ("IMR") for fixed maturity realized capital gains and losses, net of tax, related to changes in interest rates. The IMR is required to be amortized into earnings on a basis reflecting the remaining period to maturity of the fixed maturity securities sold. These reserves are not required for financial statements of the Company prepared in accordance with generally accepted accounting principles ("GAAP").

    The Life/Health Task Force of the NAIC recently adopted Actuarial Guideline GGG (the "Guideline") which defines minimum reserves for certain annuity products which have multiple benefit streams (including certain of Conseco's subsidiaries' annuity products). The requirements of the Guideline affect the accounting for applicable contracts issued on or after January 1, 1981, in financial statements prepared for state regulatory authorities for years ending on or after December 31, 1995. Since some provisions of the Guideline are subject to interpretation and no industry guidance is available, the Company has not yet measured the statutory impact of the implementation of the Guideline and cannot predict its impact.

    Most states have enacted legislation or adopted administrative regulations which affect the acquisition of control of insurance companies as well as transactions between insurance companies and persons controlling them. The nature and extent of such legislation and regulations vary from state to state. Most states, however, require administrative approval of: (i) the acquisition of 10 percent or more of the outstanding shares of an insurance company incorporated in the state; or (ii) the acquisition of 10 percent or more of the outstanding stock of an insurance holding company whose insurance subsidiary is incorporated in the state. The acquisition of 10 percent of such shares is generally deemed to be the acquisition of control for the purpose of the holding company statutes. It requires not only the filing of detailed information concerning the acquiring parties and the plan of acquisition, but also the receipt of administrative approval prior to the acquisition. In many states, an insurance authority may find that control does not, in fact, exist in circumstances in which a person owns or controls 10 percent or a greater amount of securities.

    Under the solvency or guaranty laws of most states in which they do business, Conseco's insurance subsidiaries also may be required to pay assessments (up to certain prescribed limits) to fund policyholder losses or the liabilities of insolvent or rehabilitated insurance companies. These assessments may be deferred or forgiven under most guaranty laws if they would threaten an insurer's financial strength. In certain instances, the assessments may be offset against future premium taxes. Prior to 1991 these assessments were not material. However, the amount of such assessments has increased in recent years and may increase in future years. The Company's share of such assessments accrued by its insurance company subsidiaries and equity investees was $8.0 million for the year ended December 31, 1994. The likelihood and amount of any other future assessments in addition to estimated amounts accrued at December 31, 1994, cannot be estimated; they are beyond the control of the Company.

    As part of their routine regulatory oversight process, insurance departments approximately once every three years conduct periodic detailed examinations ("Triennial Examinations") of the books, records and accounts of insurance companies domiciled in their states. Such Triennial Examinations are generally conducted in cooperation with the departments of two or three other states,
under guidelines promulgated by the NAIC.    Examinations of one of
Conseco's and two of CCP's wholly owned subsidiaries through June 30, 1994, were recently completed, although final reports have not yet been issued. The Company believes those examinations were satisfactorily completed and is not aware of any conclusions reached by the examiners which would have a material adverse effect
on Conseco's business.   During 1995, the principal life insurance
subsidiaries of BLH expect to receive examinations. The principal subsidiary of Statesman is currently under examination for the years 1991, 1992 and 1993, and expects to receive its examinations report in 1995. The Company anticipates that the current exam will be completed and the conclusions reached should not have a material adverse effect on the Company's business.

    Health Care

    Federal and state regulations have had, and are expected to continue to have, the effect of increasing the regulation of
Medicare supplement plans in all states.   OBRA mandated, among
other things, standardized policy features in Medicare supplement plans. In July 1991, the NAIC implemented regulations creating 10 model Medicare supplement plans (Plans A through J). Plan A provides the least extensive coverage, Plan J the most extensive coverage. Under NAIC regulations, insurers must offer Plan A, but may offer any of the other plans at their option. BLH currently offers nine of the model plans. BLH has declined to offer Plan J, due in part to its high benefit levels and consequently high costs to the consumer.

    The NAIC model regulation concerning Medicare supplement policies also regulates the profits that insurance companies may earn in respect of any such policies. It provides that Medicare supplement policies may not be issued unless it can be expected, as estimated for the period for which the prescribed rate thereunder is to provide coverage, to return to policyholders aggregate benefits equal to at least: (i) 75 percent of the aggregate amount of premiums earned in the case of group policies; or (ii) 65 percent of the aggregate amount of premiums earned in the case of individual policies. Under this regulation, BLH must file a Medicare Supplement Refund Calculation Form each year, and if its actual loss ratio falls below ratios prescribed by the Form by more than a de minimis amount, then BLH must make a refund to policyholders. BLH has reviewed the loss ratios on business subject to the NAIC model regulations and currently does not believe any refunds will be required.

    Numerous proposals have been introduced in Congress and the state legislatures to reform the current health care system. Proposals have included, among other things, modifications to the existing employer-based insurance system, a quasi-regulated system of "managed competition" among health plans and a single-payer, public program. Changes in health care policy could significantly affect BLH's business. For example, federal comprehensive major medical or long-term care programs, if proposed and implemented,could partially or fully replace some of BLH's current
products.   However, the institution of such programs also could
create new opportunities for supplemental insurance similar to BLH's Medicare supplement policies. Reform proposals also could involve standardization of major medical or long-term care coverages, impose mandated or targeted loss ratios or rate regulation, require the use of community rating or other means that limit the ability of insurers to differentiate among risks, or mandate utilization review or other managed care concepts to determine what benefits would be paid by insurers. These or other proposals could increase the level of competition among health insurers. In addition, changes could be made in Medicare that could necessitate revisions in BLH's Medicare supplement products. Other potential initiatives, designed to tax insurance premiums or shift medical care costs from government to private insurers, could have an adverse effect on BLH's business, although such taxes and costs might be offset in whole or in part by increasing premiums. Depending on their form, proposals designed to reduce health care costs could reduce benefits payable by BLH. BLH is unable to predict what changes to the country's health care system will be enacted, and if enacted, their scope and effects on its business. However, BLH continues to believe that its opportunities will grow under any realistic and affordable health care reform scenario.

    FEDERAL INCOME TAXATION

    The annuity and life insurance products marketed and issued by Conseco's subsidiaries generally provide the policyholder with an income tax advantage, as compared to other saving investments such as certificates of deposit and bonds, in that income taxation on the increase in value of the product is deferred until receipt by the policyholder. With other savings investments, the increase in value is taxed as earned. Annuity benefits and life insurance benefits which accrue prior to the death of the policyholder are generally not taxable until paid. Life insurance death benefits are generally exempt from income tax. Also, benefits received on immediate annuities (other than structured settlements) are recognized as taxable income ratably as opposed to the economic accrual methods, which tend to accelerate taxable income into earlier years and which are required for other investments. The tax advantage for annuities and life insurance is provided in the Internal Revenue Code (the "Code"), and is generally followed in all states and other United States taxing jurisdictions. Accordingly, it is subject to change by Congress and the legislatures of the respective taxing jurisdictions.

    Conseco's insurance company subsidiaries are taxed under the life insurance company provisions of the Code. Provisions in the Code require a portion of the expenses incurred in selling insurance products to be deducted over a period of years, as opposed to immediate deduction in the year incurred. This provision increases the tax for statutory accounting purposes which reduces statutory surplus and, accordingly, decreases the amount of cash dividends that may be paid by the life insurance subsidiaries. For 1994, the increase in the Company's current tax due to this provision was $20.4 million.

    The Company had regular tax loss carryforwards at December 31, 1994, of approximately $314.2 million, portions of which begin expiring in 1999. However, the amount of such loss that may be offset against current taxable income is subject to the following limitations: (i) losses may be offset against income of other corporate entities only if such entities are included in the same consolidated tax return (and the Company's investees are currently not eligible for inclusion in a single consolidated tax return);
(ii) losses incurred in non-life companies (which comprise most of the loss carryforwards) may offset only a portion of income from life companies in the same consolidated tax return; and (iii) some loss carryforwards may not be available to offset taxable income of entities acquired after the loss was incurred. However, the Company believes it will be able to utilize the loss carryforwards prior to their expiration.

    ITEM 2. PROPERTIES.

    The Company's principal operations are located on a 150-acre corporate campus in Carmel, Indiana, immediately north of Indianapolis. These facilities contain approximately 416,000 square feet of space in seven buildings which contain Conseco's executive offices and certain administrative operations of its subsidiaries. These facilities include sufficient capacity for future growth.

    BLH currently leases 300,000 square feet of executive office and administration space in a single facility in downtown Chicago under a 15-year lease agreement. BLH also leases approximately 100,000 square feet of warehouse space in a second Chicago facility under a 10-year lease agreement executed in 1993. BLH leases more than 200 sales offices totaling approximately 350,000 square feet. All of the sales office leases are short-term in length, with remaining lease terms ranging from one to five years.

    Statesman owns the building housing its principal operations in Des Moines, Iowa, consisting of approximately 107,000 square feet of space. The land underlying the building is subject to a long-term lease expiring in 2016, at which time title to the building will pass to the lessor. Statesman owns another building housing its operations in Birmingham, Alabama consisting of 44,000 square feet.

    ITEM 3. LEGAL PROCEEDINGS.

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

    ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.


    None.


     OPTIONAL ITEM.  EXECUTIVE OFFICERS OF THE REGISTRANT.

   Officer                                 Positions with Conseco, principal
name and age (a)            Since          occupation and business experience (b)
----------------            -----          --------------------------------------
Stephen C. Hilbert, 49      1979      Since 1979, Chairman of the Board and Chief Executive Officer,
                                      since 1988, President of Conseco.

Ngaire E. Cuneo, 44         1992      Since 1992, Executive Vice President, Corporate Development;
                                      from 1994, Director of Conseco; from 1986 to 1992, Senior
                                      Vice President and Corporate Officer of General Electric
                                      Capital Corporation.

Rollin M. Dick, 63          1986      Since 1986, Executive Vice President, Chief Financial Officer and
                                      Director of Conseco.

Donald F. Gongaware, 59     1985      Since 1985, Executive Vice President and Director and, since 1989,
                                      Chief Operations Officer of Conseco.

Lawrence W. Inlow, 44        1986      Since 1986, Executive or Senior Vice President, Secretary and General
                                      Counsel of Conseco.
___________________

   (a) The executive officers serve as such at the discretion of the Board of Directors and are elected at the annual meeting of the Board.
   (b) Business experience is given for at least the last five years.
/TABLE

                                PART II

     ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED
              STOCKHOLDER MATTERS.

     MARKET INFORMATION

     The common stock of Conseco (trading symbol "CNC") has been listed for trading on the New York Stock Exchange (the "NYSE") since 1986. The following table sets forth the quarterly dividends paid per share and the ranges of high and low sales prices per share on the NYSE for the last two fiscal years, based upon information supplied by the NYSE. All applicable share and per share data in this Form 10-K have been adjusted for the two-for-one stock split distributed on April 1, 1992.

    Period                            Market price                Dividend
    ------                           High      Low                  paid
                                     ----      ---                  ----
1993:
     First Quarter                 $73-5/8    $45-3/8              $0.025
     Second Quarter                 67-3/8     44-5/8               0.025
     Third Quarter                  75-1/4     57-3/4               0.025
     Fourth Quarter                 75-3/4     53-1/2               0.125

1994:
     First Quarter                  66-1/4     53-1/8               0.125
     Second Quarter                 58-1/8     46-3/8               0.125
     Third Quarter                  52-3/8     43-1/4               0.125
     Fourth Quarter                 46-1/4     35-7/8               0.125


    As of March 7, 1995, there were approximately 12,600 holders of the outstanding shares of common stock, including individual participants in securities position listings.

    DIVIDENDS

    In October 1988, Conseco's Board of Directors adopted a policy of paying regular quarterly cash dividends on its common stock.
The first such dividend was $.0125 per share. Subsequent dividends, which were increased to $.015 per share effective with the dividend paid October 1, 1990, to $.02 per share effective with the dividend paid October 1, 1991, to $.025 per share effective with the dividend paid January 4, 1993, and to $.125 per share effective with the dividend paid October 1, 1993, have been paid on the first business day of each calendar quarter, after review by the Board of Directors of the Company's interim operating results. On March 3, 1995, Conseco announced that its Board of Directors intends to reduce its quarterly cash dividend to $.02 per share, effective with the dividend to be paid in July 1995. The Company's general policy is to retain most of its earnings. Retained earnings have been used: (i) to finance the growth and development of the Company's business through acquisitions or otherwise; and
(ii) to finance the repurchase of its common stock on those occasions when the Company has determined that the use of funds for stock repurchases would not interfere with other cash needs and that its shares were undervalued in the market.

    In February 1993, the Company issued $287.5 million liquidation value Series D Cumulative Convertible Preferred Stock ("Preferred Stock"), on which dividends ($3.25 per share) are cumulative from the date of original issue and are payable quarterly, commencing April 15, 1993. The terms of the Preferred Stock prohibit the payment of cash dividends on capital stock ranking junior to the Preferred Stock if the Company is not current in its dividend
payments on the Preferred Stock.   The Company paid dividends on
the Preferred Stock of $18.6 million during 1994 and $13.5 million during 1993 and is current on its payments.


    The principal operating subsidiaries of Conseco are life insurance companies organized under state laws and subject to regulation by state insurance departments. These laws and regulations limit the ability of insurance subsidiaries to make cash dividends, loans or advances to a holding company such as Conseco. However, these laws generally permit the payment, without prior approval, of annual dividends which in the aggregate do not exceed the greater of (or in a few states the lesser of): (i) the subsidiary's prior year net gain from operations; or (ii) 10 percent of surplus attributable to policyholders at the prior year-end, both computed on the statutory basis of accounting
prescribed for insurance companies.   For further information on
state laws regulating the payment of dividends by insurance subsidiaries, see "Management's Discussion and Analysis of Results of Operations and Financial Condition - Consolidated Financial Conditions" and note 13 to Conseco's consolidated financial statements.

  ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA (a).

                                                             Years ended December 31,
                                             ---------------------------------------------------------------
                                            1994          1993          1992          1991         1990
                                            ----          ----          ----          ----         -----
                                              (Amounts in millions, except per share amounts)
OPERATING DATA
Premiums collected                       $1,879.1      $2,140.1      $1,464.9       $1,648.7     $1,361.4
Insurance policy income                   1,285.6       1,293.8         378.7          280.8        152.8
Investment activity:
 Net investment income                      385.7         896.2         888.6          921.4        581.7
 Net trading income (losses)                 (4.9)         93.1          35.9           50.7          6.0
 Net realized gains (losses)                (25.6)        149.5         124.3          123.3          4.5
Total revenues                            1,862.0       2,636.0       1,523.9        1,391.8        753.3
Income before income taxes,
  minority interest and
  extraordinary charge                      324.4         610.2         330.0          223.2         65.3
Earnings excluding trading
   income (losses), realized
  investment gains (losses),
   and extraordinary charge(b)              174.9         245.3         138.1           61.5         35.1
Extraordinary charge on
  extinguishment of debt, net of tax          4.0          11.9           5.3            5.0          -
Net income                                  150.4         297.0         169.5          116.0         41.7
Preferred dividends                          18.6          20.6           5.5            6.8          5.6
Earnings applicable to common stock         131.8         276.4         164.0          109.2         36.1

PER SHARE DATA
Net income, primary                        $ 5.00        $ 9.45        $ 5.43         $ 4.10        $1.37
Net income, fully diluted                    4.87          8.77          5.40           4.02         1.36
Earnings
 excluding trading income
 (losses), realized
 investment gains (losses)
 and extraordinary charge(b)                 5.68          7.26          4.38          2.09         1.10
Dividends declared per common share           .50           .30          .085           .07         .055
Book value per common share outstanding:
  As reported                               20.89         33.78         21.86         15.44         5.83
  Excluding unrealized appreciation
    (depreciation)(c)                       27.10         30.33         20.49           N/A          N/A
Shares outstanding at year-end               22.2          25.3          24.9          24.7         20.6
Average fully diluted shares outstanding     30.9          33.5          29.6          25.4         25.4

BALANCE SHEET DATA
Total assets                            $10,811.9     $13,749.3     $11,772.7     $11,832.4     $8,371.1
Long-term debt for which
   Conseco is directly liable               191.8         413.0         163.2         177.6        268.9
Notes payable of BLH, not direct
   obligations of Conseco(d)                280.0         290.3         392.0           -            -
Notes payable of Partnership II
   entities, not direct
   obligations of Conseco (e)               331.1            -            -             -            -
Notes payable related to Partnership I,
   not direct obligations of Conseco          -              -            -           319.3        258.1
Shareholders' equity:
  As reported                               747.0       1,142.6        594.3          431.6        180.2
  Excluding unrealized appreciation
    (depreciation)(c)                       884.7       1,055.2        560.3           N/A          N/A

(a) For periods beginning with their acquisitions and ending June 30, 1992, the financial statements of the current subsidiaries of CCP were consolidated with the financial statements of Conseco. Following the completion of the initial public offering by CCP, the Company no longer has unilateral control to direct all of CCP's activities and, therefore, stopped consolidating the financial statements of the CCP with the financial statements of Conseco. The Company has included BLH
    in its financial statements since November 1, 1992.   Through
    December 31, 1993, the financial statements of WNC were consolidated with the financial statements of Conseco. Following the completion of the IPO of WNC (and subsequent disposition of Conseco's remaining equity interest in WNC), the financial statements of WNC are no longer consolidated with the financial statements of Conseco. As of September 29, 1994, the Company began to include in its financial statements the newly
    acquired Partnership II subsidiary,  Statesman.   Comparison of
    consolidated financial information in the above table is significantly affected by the Partnership I and Partnership II acquisitions and the deconsolidation of WNC and CCP. Refer to the notes to consolidated financial statements included elsewhere herein for a description of business combinations.

(b) Represents net income excluding trading income (losses), net realized gains (losses) and extraordinary charge, less applicable expenses, amortization, changes in future policy benefits, taxes and minority interest.

(c) Excludes the effect of reporting fixed maturities at fair value which the Company began to do in 1992 as described in note 1 to the consolidated financial statements.

(d) Represents notes issued by BLH in connection with its acquisition.

(e) Represents notes payable issued or assumed by subsidiaries of Partnership II in connection with the acquisition of Statesman.

    ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

    This discussion should be read in conjunction with the accompanying consolidated financial statements, notes thereto and financial statistics. Changes in 1994, 1993 and 1992 balances in the consolidated financial statements are caused primarily by the transactions described in note 1 "Significant Accounting Policies
- Basis of Presentation" and note 2 "Acquisitions/Dispositions" to the consolidated financial statements.

    RESULTS OF OPERATIONS

    Conseco generates earnings by:

      -  Operating life insurance companies;

      - Providing services to affiliates and nonaffiliates for fees; and

      - Acquiring and restructuring life insurance companies in partnership with other investors (currently through Partnership
         II).

    Life Insurance Company Operations

    Conseco includes life insurance companies in its financial statements on a consolidated basis if Conseco unilaterally controls their operations - either by owning more than 50 percent of their stock or by being the sole general partner of a partnership that
owns more than 50 percent of their stock.    Conseco includes
significant investments in life insurance companies in its financial statements on an equity basis if Conseco does not
unilaterally control their operations.   Refer to notes 1 and 2 of
the consolidated financial statements for a description of changes during the last three years in the companies included in Conseco's consolidated financial statements.

    Earnings in this segment increase when Conseco: (i) acquires new companies; (ii) increases its ownership interest in the partially owned companies; or (iii) improves the profitability of owned companies by increasing their sales, investment income or product profitability, or by reducing their expenses.

    Services Provided for Fees

    Conseco provides all affiliated and other unaffiliated clients with various services, including investment management, mortgage origination and servicing, policy administration, data processing,
product marketing and executive management services.   In addition,
subsidiaries of Conseco earn fees by: (i) providing marketing services to financial institutions related to the distribution of insurance and investment products; (ii) providing financing services to Partnership II; and (iii) distributing property and casualty insurance products as an independent agency.

    Earnings in this segment increase when Conseco adds new clients (either affiliated or unaffiliated) and when Conseco increases the fee-producing activities conducted for clients.

    Restructuring Activities

    Since commencing operations in 1982, Conseco has acquired 12 life insurance companies -- the first seven as wholly owned subsidiaries, the next four through Partnership I and the last one through Partnership II. Recent acquisition activity is described
in notes 1 and 2 to the consolidated financial statements.   All
acquisitions have been accounted for as purchases. Therefore, activities of the acquired companies have been included in Conseco's results of operations beginning with the date of purchase.

    Of the first seven companies acquired as wholly owned subsidiaries by Conseco, four were subsequently sold (including WNC through an IPO in February 1994 and the subsequent sale of Conseco's remaining interest in WNC in December 1994, as described in note 2 to the consolidated financial statements) and three remain as wholly owned subsidiaries. The first three companies acquired by Partnership I (two of which were merged at the end of 1994) are now wholly owned subsidiaries of CCP in which Conseco currently holds a 49 percent interest. The fourth and final acquisition of Partnership I became a wholly owned subsidiary of BLH, in which Conseco currently holds a 60 percent interest. In addition, Conseco currently holds a 25 percent interest in the acquisition made by Partnership II.

    Conseco plans to accomplish future acquisitions of life insurance businesses through Partnership II, of which a subsidiary of Conseco is the sole managing general partner. Partnership II was formed in early 1994 with commitments from investors for $624 million of capital. The purpose of Partnership II is to complete acquisitions of insurance companies, build value within the acquired companies and, ultimately, realize increased value for the investing partners. The remaining capital commitments of Partnership II (after deducting commitments used in the most recent acquisition) totaled $576.4 million. Such commitments to Partnership II include $92.4 million from Conseco, $23.1 million from BLH, $23.1 million from CCP and $29.9 million from executive officers and directors of Conseco and its affiliates.

    Conseco records the activities of acquired companies in its insurance operations segment. Conseco also provides services to acquired companies, thereby generating income in the fee for service segment. Incentive compensation earned by exceeding prescribed returns to the partners and restructuring gains realized from the sale of portions of the acquired entities are reflected in the acquisition and restructuring segment.

    Analysis of Net Income and Fully Diluted Earnings Per Share

    The following table shows the sources of Conseco's net income
(after tax and minority interest) for the last three years:

                                                1994                  1993                1992
                                                ----                  ----                ----
                                                          (Dollars in millions)
Operations of life insurance companies:
  BLH:
    Operating earnings                         $ 68.9               $ 36.9              $   4.8
    Net trading income (losses)                   (.6)                 6.9                   .7
    Net realized gains (losses)                  (3.4)                 2.9                  (.1)
    Extraordinary charge                           -                  (3.1)                  -
                                               ------               ------                -----
      Net income                                 64.9                 43.6                  5.4
                                               ------               ------                -----
  Statesman operating earnings
     and net income                               1.5                  -                     -
                                               ------               ------                -----
  WNC:
    Operating earnings                           43.1                 93.4                 80.6
    Net trading income                            2.6                 32.1                 16.5
    Net realized gains (losses)                  (7.1)                 4.5                  5.1
                                               ------               ------                -----
      Net income                                 38.6                130.0                102.2
                                               ------               ------                -----
  CCP:
    Operating earnings                           23.7                 24.9                 19.0
    Net trading income (losses)                   (.2)                 5.5                  3.9
    Net realized gains (losses)                   (.5)                 4.2                  4.9
    Extraordinary charge                         (2.1)                 -                   (3.9)
                                               ------               ------                -----
      Net income                                 20.9                 34.6                 23.9
                                               ------               ------                -----
  Wholly owned life insurance
    companies, excluding WNC:
      Operating earnings                         23.5                 27.5                 18.6
      Net trading income (losses)                 (.7)                 8.6                  1.6
      Net realized gains (losses)                (9.1)                (1.3)                 4.1
                                               ------               ------                -----
      Net income                                 13.7                 34.8                 24.3
                                               ------               ------                -----
  Life Re net income                              -                    -                   10.6
                                               ------               ------                -----
Total from operations of life
  insurance companies:
    Operating earnings                          160.7                182.7                133.6
    Net trading income                            1.1                 53.1                 22.7
    Net realized gains (losses)                 (20.1)                10.3                 14.0
  Extraordinary charge                           (2.1)                (3.1)                (3.9)
                                               ------               ------                -----
      Net income                                139.6                243.0                166.4
                                               ------               ------                -----
Services provided for fees - net income          25.1                 14.3                 14.5
                                               ------               ------                -----
                                           (continued on next page)
/TABLE

                        (continued from previous page)

                                                1994                  1993                1992
                                                ----                  ----                ----
                                                          (Dollars in millions)
Restructuring activities:
  Incentive earnings allocation                   -                    22.3                3.6
  Sale of stock                                  46.5                  61.0               19.7
  Loss incurred in terminated acquisition       (23.3)                  -                  -
                                               ------                ------             ------
   Net income                                    23.2                  83.3               23.3
                                               ------                ------             ------
Corporate and other:
  Operating expenses, net of revenues           (16.1)                (15.1)             (11.1)
  Interest expense                              (18.0)                (19.9)             (22.2)
  Net trading losses                             (1.4)                  (.7)                -
  Net realized gains (losses)                     (.1)                   .9                 -
  Extraordinary charge                           (1.9)                 (8.8)              (1.4)
                                               ------                ------             ------
   Net loss                                     (37.5)                (43.6)             (34.7)
                                               ------                ------             ------
Consolidated earnings:
  Operating earnings                            151.7                 162.0              114.8
  Net trading income (losses)                     (.3)                 52.4               22.7
  Net realized gains (losses)                   (20.2)                 11.2               14.0
  Restructuring income                           23.2                  83.3               23.3
  Extraordinary charge                           (4.0)                (11.9)              (5.3)
                                               ------                ------             ------

   Net income                                  $150.4                $297.0             $169.5
                                               ======                ======             ======

/TABLE

     The following table shows the sources of Conseco's fully diluted earnings per share for the last three years:

                                                1994                  1993                1992
                                                ----                  ----                ----
                                                          (Dollars in millions)
Operations of life insurance companies:
  BLH:
    Operating earnings                         $2.23                $1.10                $ .16
    Net trading income (losses)                 (.02)                 .21                  .02
    Net realized gains (losses)                 (.11)                 .08                   -
    Extraordinary charge                         -                   (.09)                  -
                                               -----                -----               -----
        Net income                              2.10                 1.30                  .18
                                               -----                -----               -----
  Statesman operating earnings
    and net income                               .05                   -                    -
                                               -----                -----               -----
  WNC:
    Operating earnings                          1.40                 2.74                2.59
    Net trading income                           .08                  .93                 .53
    Net realized gains (losses)                 (.23)                 .13                 .16
                                               -----                -----               -----
      Net income                                1.25                 3.80                3.28
                                               -----                -----               -----
  CCP:
    Operating earnings                           .78                  .74                 .61
    Net trading income (losses)                 (.01)                 .16                 .13
    Net realized gains (losses)                 (.02)                 .13                 .15
    Extraordinary charge                        (.07)                 -                  (.11)
                                               -----                -----               -----
      Net income                                 .68                 1.03                 .78
                                               -----                -----               -----
  Wholly owned life insurance
    companies, excluding WNC:
      Operating earnings                         .77                  .81                 .59
      Net trading income (losses)               (.02)                 .25                 .06
      Net realized gains (losses)               (.30)                (.04)                .13
                                                -----               -----               -----
        Net income                               .45                 1.02                 .78
                                                -----               -----               -----
  Life Re net income                              -                    -                  .26
                                                -----               -----               -----
Total from operations of life
  insurance companies:
     Operating earnings                         5.23                 5.39                4.21
     Net trading income                          .03                 1.55                 .74
     Net realized gains (losses)                (.66)                 .30                 .44
     Extraordinary charge                       (.07)                (.09)               (.11)
                                               -----                -----               -----
        Net income                              4.53                 7.15                5.28
                                               -----                -----               -----
Services provided for fees - net income          .81                  .42                 .47
                                               -----                -----               -----

                        (continued on next page)
/TABLE

                        (continued from previous page)

                                                1994                  1993                1992
                                                ----                  ----                ----
                                                          (Dollars in millions)
Restructuring activities:
  Incentive earnings allocation                   -                    .66                  .12
  Sale of stock                                  1.51                 1.83                  .66
  Loss incurred in terminated acquisition        (.76)                  -                    -
                                                -----                -----                -----
    Net income                                    .75                 2.49                  .78
                                                -----                -----                -----
Corporate and other:
  Operating expenses                             (.53)                (.45)                (.33)
  Interest expense                               (.58)                (.59)                (.75)
  Net trading losses                             (.05)                (.02)                  -
  Net realized gains                               -                   .03                   -
  Extraordinary charge                           (.06)                (.26)                (.05)
                                                -----                -----                -----
    Net loss                                    (1.22)               (1.29)               (1.13)
                                                -----                -----                -----
Consolidated earnings:
  Operating earnings                             4.93                 4.77                 3.60
  Net trading income (losses)                    (.02)                1.53                  .74
  Net realized gains (losses)                    (.66)                 .33                  .44
  Restructuring income                            .75                 2.49                  .78
  Extraordinary charge                           (.13)                (.35)                (.16)
                                                -----                -----                -----
    Net income                                  $4.87                $8.77                $5.40
                                                =====                =====                =====

/TABLE

    The following table analyzes changes in Conseco's fully diluted earnings per share:

                                                            1994            1993
                                                        compared to     compared to
                                                            1993            1992
                                                            ----            ----
Fully diluted earnings per share:
  Current year                                             $ 4.87          $8.77
  Prior year                                                 8.77           5.40
                                                           ------          -----
     Net increase (decrease)                               $(3.90)         $3.37
                                                           ======          =====
Increase (decrease) related to changes in income:
  Operations of life insurance companies:
    Operating earnings:
     Bankers                                               $  .96          $1.09
     Statesman                                                .04             -
     WNC                                                    (1.45)           .51
     CCP                                                     (.03)           .23
     Wholly owned life insurance companies,
       excluding WNC                                         (.12)           .32
     Life Re                                                   -            (.26)
    Net trading income (losses)                             (1.52)          1.01
    Net realized gains (losses)                              (.89)          (.10)
    Extraordinary charge                                      .03            .11
                                                           ------          -----
     Increase (decrease) from operations of
       life insurance companies                             (2.98)          2.91

  Services provided for fees                                  .33             -
  Restructuring activities                                  (1.80)          2.04
  Corporate and other                                         .17           (.32)
                                                           ------          -----
     Total related to changes in income                     (4.28)          4.63

Increase (decrease) related to issuances and
  repurchases of common
  or common equivalent shares                                 .38          (1.26)
                                                           ------          -----
     Net increase (decrease)                               $(3.90)         $3.37
                                                           ======          =====

Additional Discussion of Consolidated Statement of Operations for the Three Years Ended December 31, 1994:

    The following tables and narratives summarize amounts reported in the consolidated statement of operations. Many of the changes from period to period resulted from: (i) acquisitions of new affiliates; (ii) restructurings that changed Conseco's percentage ownership in the affiliates; and (iii) changes in control of the affiliates (which affected whether the affiliate was included in Conseco's statement of operations under the consolidation or the equity method of accounting).

Operations of Life Insurance Companies:

BLH:
                                                 As included in                        Prior to
                                              Conseco's consolidated                acquisition by
                                               financial statements                   Partnership I
                                               --------------------                   -------------
                                                               For the period
                                             For the           from acquisition       Ten months
                                            year ended             through               ended
                                           December 31,          December 31,          October 31,
                                        1994          1993          1992                  1992
                                        ----          ----          ----                  ----
                                                             (Dollars in millions)
Revenues:
 Insurance policy income             $1,213.8        $1,200.7      $191.5               $  944.1
 Investment activity:
  Net investment income                 219.5           174.7        21.1                  105.2
  Net trading income (losses)            (1.6)           31.5         2.4                    -
  Net realized gains (losses)            (9.8)           43.6         7.0                  (33.6)
Total revenues                        1,437.0         1,450.5       222.5                1,013.8
Benefits and expenses:
 Insurance policy benefits and
   change in future policy benefits     883.8           864.3       120.1                  720.3
 Interest expense on annuities and
  financial products                     59.7            36.5         5.3                   23.8
 Interest expense on long-term debt      30.9            36.0         7.4                    -
 Amortization related to operations     118.3           116.9        25.6                   79.4
 Amortization related to
   realized gains (losses)               (3.2)           30.5          -                     -
 Other operating costs and expenses     143.7           154.3        26.9                  138.5
Income from continuing operations
  before taxes, minority interest
  and extraordinary charge              197.1           208.1        37.2                   51.8
Income tax expense                       76.5            80.2        14.9                    5.9
Income from continuing operations
  before minority interest              120.6           127.9        22.3                   45.9
Minority interest                        55.7            81.2        16.9                    -
Extraordinary charge (net of
  minority interest of $4.8 million)      -              (3.1)        -                      -
Income from continuing operations        64.9            43.6         5.4                   45.9
Earnings from discontinued operations     -               -           -                     16.6
Net income                               64.9            43.6         5.4                   62.5

Summarized by component, all net
 of applicable expenses, taxes and
 minority interest:
  Operating earnings                    68. 9            36.9         4.8                   73.7
  Net trading income (losses)             (.6)            6.9          .7                    -
  Net realized gains (losses)            (3.4)            2.9         (.1)                 (22.2)
  Extraordinary charge on
    extinguishment of debt                -              (3.1)         -                     -
  Earnings from discontinued
    operations                            -               -            -                    11.0
  Net income                             64.9            43.6         5.4                   62.5

/TABLE

    General. Conseco's 1992 earnings reflect a 44 percent ownership interest in BLH from November 1, 1992, the date BLH was acquired by Partnership I. In March 1993, BLH completed an IPO of its common stock, thus reducing Conseco's ownership to 31 percent. On September 30, 1993, Conseco acquired 13.3 million additional common shares of BLH, increasing its ownership interest to 56 percent. In April 1994, BLH announced a program to repurchase up to 2 million of its common shares in open-market or negotiated transactions, with the timing and terms of the purchases to be determined by management based on market conditions. During 1994, BLH acquired 1.8 million shares of its common stock at a cost of $35.7 million, which increased Conseco's ownership interest in BLH to 58 percent. All activities of BLH are included in Conseco's financial statements on a consolidated basis since November 1, 1992. However, Conseco's minority interest adjustment removes the
portion of BLH's net income applicable to other owners.   To
enhance comparability, the amounts for the 10 months ended October 31, 1992, (prior to Partnership I's acquisition of BLH) are presented separately.

    At December 31, 1994, the BLH shares owned by Conseco had a net carrying value of approximately $477.9 million, a fair value of approximately $576.9 million, and a cost of $313.1 million.

    Insurance policy income is comprised primarily of individual health premiums, which increased as a result of new business, improved persistency and rate increases.

    Net investment income increased over the last three years because of the growth of invested assets offset by lower yields. Invested assets grew as a result of: (i) recurring operations;
(ii) the recapture in 1994 and 1993 of reinsurance treaties with related assets totaling $398.5 million and $182 million, respectively; and (iii) capital transactions in connection with BLH's IPO, as discussed in the accompanying notes to the consolidated financial statements. In addition, the redemption of fixed maturity investments prior to their scheduled maturity dates resulted in additional investment income (losses) of approximately $(.4) million in 1994 and $.8 million in 1993.

    Net trading income and losses often fluctuate from year to year, based on market conditions for trading activities.

    Net realized gains and losses often fluctuate from year to
year.    BLH sold approximately $1.2 billion and $2.2 billion of
fixed maturity investments in 1994 and 1993, respectively.
Realized investment losses in the 10-month period ended October 31, 1992, included writedowns primarily related to BLH's derivative collateralized mortgage obligations, most of which were disposed of prior to Partnership I's acquisition of BLH.

    Net realized gains and (losses) arise when securities are sold in response to changes in the investment environment which create opportunities to enhance the risk profile of the investment portfolio. In those situations, existing securities can be replaced with alternative securities without adversely affecting either the quality of the portfolio or the matching of expected maturities of assets and liabilities. Selling these securities at a gain and reinvesting the proceeds at lower yields may, absent other management action, tend to decrease future investment yields. The Company believes, however, that such decreases will not significantly affect future net income because: (i) additional amortization of the cost of policies purchased and the cost of policies produced is recognized in order to reflect reduced future yields (see the following paragraph); (ii) interest rates credited to some products can be reduced, diminishing the effect of the yield decrease on the investment earnings spread; and (iii) the investment portfolio grows as a result of reinvesting the realized gains.

    Realized investment gains (losses) affect the timing of the amortization of cost of policies purchased and cost of policies produced.
As a result of net realized gains (losses) from the sales of fixed maturity investments, the total of amortization of cost of policies purchased and cost of policies produced was increased (decreased) by $(3.2) million in 1994 and $30.5 million in 1993.

    Insurance policy benefits (including the change in future policy benefits) have increased primarily because of: (i) an increase in the mortality and morbidity based products in force; and (ii) a slight increase in the ratio of policy benefits to insurance policy income for BLH's individual health policies. Conseco made purchase accounting adjustments to insurance liabilities in conjunction with the acquisitions of BLH by Partnership I in November 1992 and the acquisition of additional shares of BLH by Conseco in September 1993 (as described in note 2 to the consolidated financial statements). These adjustments caused insurance policy benefits (and change in future policy benefits) to be lower in 1994 and 1993 than the amounts which would have been recorded if insurance liabilities had not been adjusted for the purchase. Such decline somewhat offsets the increase described above. The ratio of policy benefits to insurance policy income for BLH's individual health policies increased approximately two percentage points, to approximately 63 percent, in 1994 compared to 1993. Federal legislation regarding the standardization of Medicare supplement plans in 1991 (see "Business of Conseco - Regulation"), including the establishment of minimum loss ratios, will have the long-term effect of slightly increasing Medicare supplement loss ratios, since a greater percentage of BLH's in-force premium relates to policies issued after such standardization.

    Interest expense on long-term debt decreased by $5.1 million, or 14 percent, in 1994. BLH reduced its long-term debt by $11.0 million in 1994 and $130.0 million in 1993 through scheduled and unscheduled payments. Debt was incurred to finance the acquisition of BLH by Partnership I effective October 31, 1992. Therefore, BLH incurred interest expense for a full year in 1993, compared with two months in 1992.

    Other operating costs and expenses decreased by $10.6 million, or 7 percent, in 1994 compared to 1993, including $12.7 million as a result of these non-recurring items: (i) the resolution of various contingencies; and (ii) modifications made to BLH's post retirement benefit plans which resulted in a curtailment gain.

    Extraordinary charge. In 1993 BLH retired all of its junior notes, prepaid a portion of its senior term loan and repurchased $20 million of its Series B Senior Subordinated Notes, resulting in a net extraordinary charge of $7.9 million. Conseco's share of this charge was $3.1 million.

Statesman:

                                       As included in
                                    Conseco's consolidated                     Prior to
                                     financial statements            acquisition by Partnership II
                                     --------------------            -----------------------------
                                         For the period              Nine months                For the year
                                       from acquisition               ended                      ended
                                        through December 31,         September 30,               December 31,
                                             1994                      1994                       1993
                                             ----                      ----                       ----
                                                               (Dollars in millions)
Revenues:
 Insurance policy income                      $ 13.6                   $ 40.2                    $50.0
 Investment activity:
   Net investment income                        95.2                    247.6                    298.9
   Net realized gains                             .5                      4.9                     24.8
Total revenues                                 111.4                    297.0                    379.2
Benefits and expenses:
 Insurance policy benefits and change
   in future policy benefits                     7.4                     26.1                     31.7
 Interest expense on annuities and
   financial products                           63.3                    158.8                    195.9
 Interest expense on long-term debt              8.7                      6.7                      6.1
 Amortization related to operations              9.1                     29.7                     31.7
 Amortization related to realized gains          -                        2.8                      9.8
 Acquisition and merger expenses                 -                        7.2                       -
 Other operating costs and expenses             10.5                     25.7                     35.5
Income before taxes and minority interest       12.4                     40.0                     68.5
Income tax expense                               5.3                     14.2                     22.4
Income before minority interest                  7.1                     25.8                     46.1
Minority interest                                5.6                      6.8                      8.8
Net income                                       1.5                     19.0                     37.3

Summarized by component, all net of
 applicable expenses,
 taxes and minority interest:
   Operating earnings                            1.5                     17.6                     27.4
   Net realized gains                             -                       1.4                      9.9
   Net income                                    1.5                     19.0                     37.3


    General. Conseco's 1994 earnings reflect its ownership interest in Statesman from September 29, 1994, the date Statesman was acquired by Partnership II. Immediately after the acquisition of Statesman, Conseco, through its direct investment and through its equity interests in the investments made by BLH, CCP and WNC, had approximately a 27 percent ownership interest in Statesman. At December 31, 1994, Conseco's ownership interest in Statesman decreased to 25 percent as a result of (i) the sale of Conseco's 40 percent equity interest in WNC on December 23, 1994, and (ii) the sale by a subsidiary of CCP of a portion of its investment in Statesman, partially offset by Conseco's increased ownership percentage in BLH and CCP due to stock repurchases made by BLH and CCP. While all activities of Statesman are required to be included in Conseco's financial statements on a consolidated basis for all periods after September 29, 1994, the minority interest adjustment removes from Conseco's net income the portion applicable to other owners so that net income reflects only Conseco's applicable ownership interest. To enhance comparability, the amounts for the year ended December 31, 1993, and for the nine months ended September 29, 1994, (which were prior to Partnership II's acquisition of Statesman) are presented separately.

    Insurance policy income relates primarily to premiums from products with mortality and morbidity features and to surrender charges on annuity products. Total 1994 insurance policy income increased primarily from increased surrender charges earned on annuity policy withdrawals, offset in part by a slight decrease in life insurance premiums and policy fund charges. The increase in surrender charges earned on annuity policy surrenders resulted from an increase in the gross policy withdrawal and surrender payments. The increase in withdrawal and surrender activity was due the increased size of Statesman's annuity portfolio and, as the general level of interest rates increased during 1994, to decisions by policyholders to surrender policies and incur a surrender charge in order to invest funds in higher-yielding alternative investments.

    Net investment income for the three months ended December 31, 1994, reflects increased yields on invested assets resulting from the application of purchase accounting. Net investment income in 1994 also reflects an increase in Statesman's average invested assets, primarily from increased premium collections.

    Net realized gains often fluctuate from year to year.

    Insurance policy benefits (including change in future policy benefits) increased primarily due to a larger volume of business in force in 1994 and an increase in death benefits paid. .

    Interest expense on annuities and financial products increased in 1994 compared with 1993 as a result of increased annuity deposits and increases in the interest rates credited on new annuity fund deposits. The average rate credited on all insurance liabilities was 5.8 percent and 5.6 percent at December 1994 and 1993, respectively.

    Interest expense on long-term debt for the three months ended December 31, 1994, reflects: (i) interest on debt incurred to finance the acquisition of Statesman by Partnership II; and (ii) interest incurred on the $69.0 million of 6-1/4 percent convertible subordinated debentures issued in April 1993 ($44.8 million of which were redeemed on or subsequent to the date of acquisition).

    Acquisition and merger expenses incurred by Statesman related to its acquisition by Partnership II include, among other things, compensation expense recognized upon the cash redemption of certain unexercised stock options and stock appreciation rights upon consummation of the acquisition.

    Minority interest for periods prior to September 30, 1994, represents dividends on preferred stock of a subsidiary of Statesman. Subsequent to that date, minority interest includes such dividends and the portion of earnings applicable to other owners of Statesman.

WNC:
                                                                                    As included in
                                                   For the year ended           Conseco's consolidated
                                                    December 31, 1994            financial statements
                                            Included in                          for the years ended
                                             Conseco's            Total               December 31,
                                             accounts              WNC         1993              1992
                                             --------              ---         ----              ----
                                                                   (Dollars in  millions)
Revenues:
 Insurance policy income                      $    -            $  27.4         $ 21.8         $ 48.0
 Investment activity:
   Net investment income                           -              637.5          610.1          507.8
   Net trading income                              -                3.7           49.6           25.0
   Net realized gains (losses)                     -              (52.9)          92.7           72.4
 Equity in earnings of WNC                        40.2              -              -              -
Total revenues                                    40.2            615.7          774.2          653.2
Benefits and expenses
 Insurance policy benefits and change
   in future policy benefits                       -              119.2          121.2          130.2
 Interest expense on annuities and
   financial products                              -              344.2          333.1          267.1
 Interest expense on notes payable                 -                9.6            -              -
 Interest expense on short-term
   investment borrowings                           -                7.3            6.2            6.1
 Amortization related to operations                -               20.1           16.5           16.3
 Amortization and change in future policy
   benefits related to realized gains (losses)     -              (16.8)          84.3           64.6
 Other operating costs and expenses                -               18.0            8.4           12.1
Income before taxes                               40.2            114.1          204.5          156.8
Income tax expense                                 1.6             40.8           74.5           54.6
Net income                                        38.6             73.3          130.0          102.2

Summarized by component, all net of applicable
 expenses and taxes:
   Operating earnings                             43.1             94.2           93.4           80.6
   Net trading income                              2.6              2.4           32.1           16.5
   Net realized gains (losses)                    (7.1)           (23.3)           4.5            5.1
   Net income                                     38.6             73.3          130.0          102.2


    Prior to the completion of its IPO, WNC was a wholly owned subsidiary of Conseco. Conseco sold 60 percent of WNC in the IPO.
 On December 23, 1994, Conseco sold its remaining 40 percent equity interest in WNC. Amounts included in Conseco's accounts for the year ended December 31, 1994, therefore include: (i) all of WNC's earnings from January 1 through February 15, 1994, the date the IPO was completed; and (ii) 40 percent of WNC's earnings for the period from February 15 through December 23, 1994.


    WNC's operating earnings during the above periods were affected by the growth in invested assets from annuity sales, interest income, and the recapture on March 31, 1994, of a $1.3 billion block of business previously reinsured with subsidiaries of Conseco, offset in part by fluctuations in prepayment income included in net investment income and interest expense on notes payable. WNC's net investment income included prepayment income of $3.1 million in 1994, $18.0 million in 1993 and $12.8 million in 1992. WNC's net income was affected by these factors, and also changes in realized gains (losses) and trading income.

CCP:

    Prior to July 1, 1992, Conseco, as the sole general partner of Partnership I, exercised unilateral control over CCP. Conseco, therefore, was required to include the accounts of CCP in its consolidated financial statements. After CCP's IPO, Conseco no
longer had unilateral control over CCP.    Conseco, therefore,
includes CCP's results since the IPO in its financial statements on the equity method.

                                                    For the years ended December 31,
                                    -----------------------------------------------------------------
                                           1994                   1993                    1992
                                    -------------------    -------------------    -------------------
                                                        (Dollars in millions)

                                            Included in             Included in            Included in
                                    Total    Conseco's     Total     Conseco's    Total     Conseco's
                                     CCP      accounts      CCP      accounts      CCP       accounts
                                     ---      --------      ---      --------      ---       --------
Revenues:
 Insurance policy income           $114.5      $   -       $127.8     $   -       $139.5      $ 67.1
 Investment activity:
  Net investment income             367.8          -        412.9         -        380.4       187.0
  Net trading income (losses)         (.9)         -         24.3         -         15.6         5.0
  Net realized gains                  2.9          -         55.8         -         63.5        22.7
 Equity in earnings of CCP            -           24.7        -          37.4        -          15.8
 Equity in earnings of BLH            -            -          1.2         -           .7         -
 Gain on sale of stock by BLH         -            -         10.5         -          -           -
Total revenues                      484.3         24.7      632.5        37.4      599.7       297.6
Benefits and expenses:
 Insurance policy benefits and
  change in future policy benefits   75.8          -         77.0         -         77.1        34.6
 Interest expense on annuities
  and financial products            208.6          -        243.5         -        251.1       124.5
 Interest expense on
  long-term debt                     10.7          -         16.1         -         26.1        17.9
 Interest expense on short-
  term investment borrowings          5.2          -          4.4         -          2.3         1.6
 Amortization related
  to operations                      25.3          -         29.4         -         23.2        13.4
 Amortization and change in
  future policy benefits related
  to realized gains                   3.7          -         36.4         -         45.9        13.7
Other operating costs and expenses   54.6          -         52.2         -         55.1        27.2
Income before taxes, minority
  interest and extraordinary
   charge                           100.4         24.7      173.5        37.4      118.9        64.7
Income tax expense                   37.4          1.7       65.9         2.8       42.0        18.6
Income before minority
  interest and extraordinary
   charge                            63.0         23.0      107.6        34.6       76.9        46.1
Minority interest                     -            -          -           -          -          18.3
Extraordinary charge                 (4.9)        (2.1)       -           -         (8.8)       (3.9)
Net income                           58.1         20.9      107.6        34.6       68.1        23.9

Summarized by component, all net of applicable expenses,
 taxes and minority interest:
  Operating earnings                 64.7          23.7       81.1       24.9       55.4        19.0
  Net trading income (losses)         (.6)          (.2)      15.8        5.5       10.1         3.9
  Net realized gains (losses)        (1.1)          (.5)      10.7        4.2       11.4         4.9
  Extraordinary charge               (4.9)         (2.1)       -          -         (8.8)       (3.9)
  Net income                         58.1          20.9      107.6       34.6       68.1        23.9

    CCP's operating earnings for 1994 were adversely affected by:
(i) a reduction of $9.5 million in prepayment income included in net investment income; and (ii) a charge of $4.2 million, net of income tax of $2.2 million, for current and future guaranty fund assessments on known insolvencies of life insurance companies; and
(iii) an increase in morbidity and mortality costs compared to 1993 of approximately $1.1 million, net of tax of $.6 million. CCP's operating earnings in 1993 were affected by: (i) wider spreads between investment yields and policy crediting rates on an increasing base of invested assets; (ii) lower interest expense resulting from the reduction in CCP's long-term debt through scheduled and unscheduled principal payments and lower interest rates; and (iii) the investment of the net proceeds (after prepayment of certain debt) from CCP's IPO and from its secondary public offering in September 1993. CCP's net investment included prepayment income of $.8 million in 1994 and $10.3 million in 1993. Total investment spread excluding prepayment income (the difference between what CCP earns on its investments and what it credits to policyholders) did not change materially between 1994 and 1993.

    Conseco's equity in the earnings of CCP was affected by these factors, and also by changes in Conseco's ownership interest in CCP resulting from CCP's IPO and other transactions described in note
2 to the consolidated financial statements. In addition, Conseco's equity in the earnings of CCP included an extraordinary charge of $2.1 million in 1994 and $3.9 million in 1992 related to CCP's prepayment of debt. At December 31, 1994, Conseco owned 45 percent of the common stock of CCP. Such shares owned by Conseco had a net carrying value of $195.4 million, a fair value of approximately $235.4 million, and a total cost to Conseco of $102.8 million.

    CCP participated in Partnership I's investment in BLH. In conjunction with BLH's IPO, CCP's investment in Partnership I was exchanged for approximately 2.8 percent of the common stock of BLH.
 CCP had recognized equity in earnings of BLH of $1.2 million in
1993 (through the date of the IPO) and $.7 million in 1992.   CCP
recognized a gain on the sale of stock by BLH of $10.5 million at the time of the IPO. Since the IPO, CCP carries its investment in BLH at fair value, with any unrealized gain or loss, net of income tax, included directly in shareholders' equity.

    Conseco's direct ownership in BLH, together with its indirect ownership through CCP, represents a controlling interest in BLH. Accordingly, Conseco accounts for its investment in BLH using the consolidation method. Conseco's ownership interest in BLH through CCP is included in the BLH segment. Conseco's ownership interest in the gain recognized by CCP in conjunction with the BLH IPO is included in Conseco's Restructuring Activities segment.

Wholly Owned Insurance Subsidiaries of Conseco, excluding WNC:

                                                  1994      1993      1992
                                                  ----      ----      ----
                                                   (Dollars in millions)
Revenues:
 Insurance policy income                         $ 58.2    $ 72.3    $ 81.4
 Investment activity:
  Net investment income                            75.5     110.2     181.3
  Net trading income (losses)                      (1.1)     13.4       3.2
  Net realized gains (losses)                     (16.2)     11.5      22.2
Total revenues                                    116.4     207.4     288.1
Benefits and expenses:
 Insurance policy benefits and change
  in future policy benefits                        64.8      82.3      90.0
 Interest expense on annuities and
  financial products                               13.7      38.9     109.9
 Amortization related to operations                 5.7       7.6      16.2
 Amortization related to realized gains (losses)   (2.1)     11.5      15.1
 Other operating costs and expenses                10.7      12.0      18.2
Income before taxes                                23.5      55.0      38.1
Income tax expense                                  9.8      20.2      13.8
Net income                                         13.7      34.8      24.3

Summarized by component, all net of
  applicable expenses and taxes:
  Operating earnings                               23.5      27.5      18.6
  Net trading income (losses)                       (.7)      8.6       1.6
  Net realized gains (losses)                      (9.1)     (1.3)      4.1
  Net income                                       13.7      34.8      24.3

  Insurance policy income relates primarily to premiums from
products with mortality and morbidity features.   Recent declines
have resulted from decreased emphasis on generating new premiums from such products.

  Net investment income declined over the last three years because of the recapture of reinsurance by WNC from Conseco's other wholly owned life insurance subsidiaries on March 31, 1993, which resulted in a decrease of $1.3 billion in insurance liabilities and invested
assets.   In addition, the redemption of fixed maturity investments
prior to their scheduled maturity date resulted in additional investment income of approximately $.1 million in 1994, $3.7 million in 1993 and $7.5 million in 1992.

  Net trading income and losses often fluctuate from year to year based on market conditions for trading activities.

  Net realized gains and losses often fluctuate from year to year. The wholly owned subsidiaries sold fixed maturity investments of $.2 billion in 1994, $.6 billion in 1993 and $.9 billion in 1992. The effect of these sales on the amortization of cost of policies purchased and cost of policies produced is discussed above under BLH. Net realized gains (losses) increased (decreased) amortization of the cost of policies purchased and the cost of polices produced by $(2.1) million in 1994, $11.5 million in 1993 and $15.1 million in 1992.

  Insurance policy benefits (including change in future policy benefits) relate solely to policies with mortality and morbidity features. These benefits have decreased over the last three years due to the decreased emphasis on generating new premiums from such products.

  Interest expense on annuities and financial products decreased over the last three years as a result of the reinsurance recapture by WNC. The average rate credited on all insurance liabilities was approximately 7.0 percent at December 31, 1994, 1993 and 1992.

  Amortization related to operations decreased in 1993 as a result of the reinsurance recapture previously discussed.

  Other operating costs and expenses decreased over the last three years primarily due to the reinsurance recapture by WNC.


Life Re:

                                                   1994      1993      1992
                                                   ----      ----      ----
                                                     (Dollars in millions)

Equity in earnings of Life Re                     $ -      $  -       $11.3
Income tax expense                                  -         -          .7
Net income attributable to investment in Life Re    -         -        10.6

   Conseco sold its ownership interest in Life Re in November 1992, thereby terminating this source of income.

  Services Provided for Fees:

                                                  1994      1993      1992
                                                  ----      ----      ----
                                                   (Dollars in millions)
Revenue:
 Investment management                           $ 39.9     $34.1     $25.0
 Commissions                                       18.8       9.4       1.7
 Administrative services, net of
   directly related expenses                        7.4       5.5       3.5
 Financing services for Partnership II              4.9       -         -
Total revenue                                      71.0      49.0      30.2
Less intercompany eliminations                    (13.0)    (22.5)    (17.3)
Revenues reported                                  58.0      26.5      12.9

Net income attributable to:
 Investment management                             18.6      14.7      12.3
 Commissions                                        (.8)     (4.0)      (.1)
 Administrative services                            4.8       3.6       2.3
 Financing services for Partnership II              2.5       -         -
Net income                                         25.1      14.3      14.5

    Conseco's fee revenues include: (i) fees for investment management and mortgage origination and servicing; (ii) commissions earned for insurance and investment product marketing and distribution; (iii) administrative fees for policy administration, data processing, product marketing and executive management services; and (iv) fees for financing services provided to Partnership II. Fees earned from services provided to consolidated entities are eliminated.

    In March 1993, Conseco acquired Bankmark, an insurance marketing company which helps financial institutions provide insurance and investment products to their customers. Through Bankmark, financial institutions can offer products from several insurance companies, including Conseco affiliated and nonaffiliated companies. After its acquisition by Conseco, Bankmark began a formal program to actively expand its business by developing relationships with a few large money-center banks. As a result of the costs incurred in conjunction with Bankmark's expansion, Bankmark incurred a net loss of $.8 million in 1994 and $3.7 million in 1993.

    Fee growth during the last three years came from new clients
(both affiliated and others) and from increasing Bankmark's fee-producing activities. Bankmark's commission revenues totaled
$16.5 million in 1994, compared with $7.4 million in 1993.

Restructuring Activities:

                                                1994       1993      1992
                                                ----       ----      ----
                                                 (Dollars in millions)
Incentive earnings allocation                  $   -     $  36.6    $  9.3
Gain on sale of stock                             80.8     101.5      45.6
Expenses incurred in conjunction
   with terminated acquisition                    35.8       -         -
Income tax expense                                21.8      54.8      31.6
Net income                                        23.2      83.3      23.3

    Conseco earned incentive earnings allocations from Partnership I when the total returns realized by the other partners exceeded prescribed targets. Such amounts were recorded: (i) in 1992, based on the returns resulting from the value of the CCP shares distributed to the partners; and (ii) in 1993, based on the value of BLH shares so distributed. Income from the sale of stock in 1992 resulted from Conseco's sale of its ownership in Life Re and from Conseco's share of the gain realized from the public sale of shares by CCP. The 1993 gain related to the public sale of shares by BLH. Expenses incurred in conjunction with the terminated acquisition are described in note 9 to the consolidated financial statements.

Corporate and Other:

                                                1994        1993      1992
                                                ----        ----      ----
                                                 (Dollars in millions)
Net investment income                            $  4.2     $12.4    $  8.4
Interest expense on long-term debt                 27.8      30.6      33.7
Other operating costs and expenses                 28.7      35.9      26.2
Income tax benefit                                 18.7      17.6      17.3
Expenses before extraordinary charge               35.6      34.8      33.3
Extraordinary charge on extinguishment of debt      1.9       8.8       1.4
Net loss                                           37.5      43.6      34.7


   Corporate and other includes financing costs for debt on which Conseco is directly liable and the costs associated with the holding company operations.

   Interest expense on long-term debt has declined over the last three years because of: (i) the decrease in long-term debt through scheduled and unscheduled principal payments; and (ii) the refinancing of 12.75 percent senior subordinated notes, partially offset by the $200 million senior secured loan used to acquire additional shares of BLH in September 1993 (such debt was repaid in February 1994) and amounts drawn on Conseco's revolving line of credit during 1994 (such amounts were repaid in December 1994).

   Other operating costs and expenses fluctuated over the last three years principally as the result of compensation expense based on the Company's earnings.

   SALES

   In accordance with generally accepted accounting principles, insurance policy income shown in Conseco's consolidated statement of operations consists of premiums received for policies which have life contingencies or morbidity features. For annuity and universal life contracts without such features, premiums collected are not reported as revenues, but rather are reported as deposits to insurance liabilities. Revenues for these products are recognized over time in the form of investment income and surrender or other charges.

   Premiums collected by BLH in 1994 were $1,534.5 million, of which $316.3 million were recorded as deposits to policy liability accounts. This compares with $1,464.7 million collected ($263.7 million recorded as deposits) in 1993 and $1,368.9 million collected ($233.3 million recorded as deposits) in 1992. BLH's amounts in 1992, which are used as a basis of comparison in this discussion include periods prior to Partnership I's acquisition of
BLH in November 1992.   Collected premiums by type are provided in
the following table:

                                              1994         1993        1992
                                              ----         ----        ----
                                                 (Dollars in millions)
Individual health:
Medicare supplement                          $ 591.8     $  565.5      $  524.9
  Long-term care                               131.9        114.9         103.5
  Other                                        116.5        142.4         160.5
                                            --------     --------      --------
    Total individual health                    840.2        822.8         788.9

Annuities                                      291.6        239.1         187.0
Individual life and other                       94.1         93.1          93.0
Group                                          308.6        309.7         300.0
                                            --------     --------      --------
    Total                                   $1,534.5     $1,464.7      $1,368.9
                                            ========     ========      ========

    Medicare supplement policies accounted for approximately 39 percent of total collected premiums in the last three years. Premiums from Medicare supplement policies increased in 1994 primarily due to a larger base of renewal premiums, improved persistency and rate increases on renewal policies. During 1992, BLH implemented a new strategy of pricing Medicare supplement policies on an attained-age basis. This strategy, which produces lower first-year premiums, along with an increase in the proportion of policies sold with lower benefit levels, caused annualized new business premiums from such new sales to decrease to $76.3 million in 1994 compared with $80.5 million in 1993 and $83.0 million in 1992.

    Long-term care plans accounted for 8.6 percent, 7.8 percent and
7.6 percent of total collected premiums in 1994, 1993 and 1992, respectively. The increase was due to growth in new business and a larger base of renewal premiums. Annualized new business premiums were $27.9 million, $21.6 million and $18.1 million in 1994, 1993 and 1992, respectively.

    Annuity premiums collected increased by 22 percent in 1994
following a 28 percent increase in 1993.   BLH sold more single
premium deferred annuities because of an increased marketing emphasis placed on annuity sales.

    Collected premiums for other individual health products decreased by 18 percent in 1994 following an 11 percent decrease in 1993. This decrease, which was anticipated, follows steps taken previously to improve the profitability of the comprehensive major medical product included in this category.

    Premiums collected by Conseco's wholly owned subsidiaries were $88.5 million, $142.2 million and $82.6 million in 1994, 1993 and 1992, respectively. These subsidiaries are no longer writing new business, except that during 1994 and 1993, they collected $5.6 million and $61.8 million, respectively, of premiums from guaranteed investment contracts and deposit funds for qualified retirement plans maintained by the Company.




    Premiums collected in 1993 and 1992 include $563.0 million and $840.7 million, respectively, of premiums collected by WNC. As previously discussed, Conseco's equity interest in WNC was sold in 1994.

    Premiums collected by Statesman since Partnership II's acquisition on September 29, 1994, were $284.4 million (compared to $234.9 million collected by Statesman in the fourth quarter of
1993). Statesman's products include single premium deferred annuities, flexible premium deferred annuities, interest sensitive life insurance products (including universal life insurance), traditional life insurance products and accident and health insurance products. Of the $284.4 million in premiums collected since Partnership II's acquisition, 65 percent was from single premium deferred annuities, 30 percent was from flexible premium deferred annuities, 4 percent was from life insurance products and less than 1 percent was from accident and health insurance.

      INVESTMENTS

    The Company's investment strategy is to: (i) maintain a predominately investment-grade fixed-income portfolio; (ii) provide adequate liquidity for expected liability durations and other requirements; and (iii) maximize total return through active investment management. At December 31, 1994, the Company had invested assets of approximately $8.2 billion. These assets were primarily actively managed fixed maturities, as well as mortgage loans, credit-tenant loans, policy loans, trading account securities, investment in CCP, and short-term investments.

    The following table summarizes investment yields earned over the past three years and includes subsidiaries from the date of their acquisition, and CCP and WNC until the date of their deconsolidation.


                                              1994         1993        1992
                                              ----         ----        ----
                                                 (Dollars in millions)
Weighted average invested assets
  (excluding investment in
   unconsolidated subsidiaries):
       As reported                           $4,707.2    $10,977.5     $9,524.5
       Excluding unrealized
         appreciation (depreciation)(a)       4,899.0     10,609.8      9,414.9
Net investment income                           385.7        896.2        888.6

Yields earned:
    As reported                                   8.2%         8.2%         9.3%
    Excluding unrealized appreciation
      (depreciation)(a)                           7.9%         8.4%         9.4%

-------------

  (a) Excludes the effect of reporting fixed maturities at fair value which the Company began to do in 1992 as described in note 1 to the consolidated financial statements.

    Although investment income is a significant component of the Company's total revenues, Conseco's profitability is determined by spreads between interest rates earned and rates credited on annuity contracts. At December 31, 1994, the average yield, computed on the cost basis of the Company's investment portfolio, was 8.5 percent and the average interest rate credited on the Company's total liability portfolio was 5.9 percent.

   Actively Managed Fixed Maturities

    Conseco's actively managed fixed maturity portfolio at December 31, 1994, was comprised primarily of debt securities of the U.S. Government, public utilities and other corporations and mortgage-backed securities. Mortgage-backed securities included collateralized mortgage obligations ("CMOs") and mortgage-backed pass-through securities.

    At December 31, 1994, the Company's fixed maturity portfolio had net unrealized losses of $373.4 million (equal to approximately
5.3 percent of the portfolio's carrying value), consisting of $25.1 million of unrealized gains and $398.5 million of unrealized losses. Estimated fair values for fixed maturity investments were determined based on estimates from nationally recognized pricing services, broker-dealer market makers and internally developed methods.

    As discussed in the notes to the consolidated financial statements, when the carrying values of actively managed fixed maturity investments are adjusted for changes in fair value, Conseco also adjusts the cost of policies purchased, cost of
policies produced and insurance liabilities.   These adjustments
reflect the change in amortization that would be needed if those fixed maturity investments had actually been sold at their fair values and the proceeds reinvested at current interest rates.

    At December 31, 1994, approximately 3.4 percent of Conseco's invested assets and 4.0 percent of fixed maturity investments were rated below investment grade by nationally recognized statistical rating organizations (or, if not rated by such firms, with ratings below Class 2 assigned by the National Association of Insurance Commissioners). Conseco plans to maintain approximately the present level of below investment grade fixed maturities. These securities generally have greater risks than other corporate debt investments, including risk of loss upon default by the borrower. These securities generally are unsecured and often are subordinated to other creditors. Issuers usually have high levels of indebtedness and are more sensitive to adverse economic conditions, such as recession or increasing interest rates, than are investment grade issuers. The Company is aware of these risks and monitors its below investment grade securities closely.

    Conseco periodically evaluates the creditworthiness of each issuer whose securities are held in the portfolio. Conseco pays special attention to those securities whose market values have declined materially for reasons other than changes in interest rates or other general market conditions. The Company considers available evidence to evaluate the realizable value of the investment, the specific condition of the issuer, and the issuer's ability to comply with the material terms of the security.
Evidence reviewed may include the recent operational results and financial position of the issuer, information about its industry, recent press releases, and other information. Conseco employs a staff of experienced securities analysts in a variety of specialty areas. Among other responsibilities, this staff compiles and reviews such evidence. If evidence does not exist to support a realizable value equal to or greater than the carrying value of the investment and such decline in market value is determined to be other than temporary, Conseco: (i) reduces the carrying amount to its net realizable value, which becomes the new cost basis; and
(ii) reports the amount of the reduction as a realized loss. Conseco recognizes any recovery of such reductions in the cost basis of an investment as a realized gain only upon the sale, repayment or other disposition of the investment. Conseco recorded writedowns of investments of $1.0 million in 1994 as a result of conditions which caused the Company to conclude that it would not be able to collect all amounts due according to the terms of the securities.

    As of December 31, 1994, the amortized cost and estimated fair value of fixed maturity investments in substantive default (i.e.,in default due to nonpayment of interest or principal) were $9.8 million and $10.1 million, respectively. The Company had no fixed maturity investment in technical (but not substantive) default (i.e., in default, but not as to the payment of interest or principal). There were no other fixed maturity investments about which management had serious doubts as to the ability of the issuer to comply on a timely basis with the material terms of the instruments.

    All mortgage-backed securities are subject to risks associated with variable prepayments. As a result, these securities may have a different actual maturity than planned at the time of purchase. When securities having a carrying value greater than par are backed by mortgages that prepay faster than expected, Conseco records a charge to investment income. When securities having a carrying value less than par prepay faster than expected, Conseco records investment income.

    The degree to which a mortgage-backed security is susceptible to income fluctuations is influenced by: (i) the difference between its carrying value and par; (ii) the relative sensitivity of the underlying mortgages backing the security to prepayment in a changing interest rate environment; and (iii) the repayment priority of the security in the overall securitization structure. The Company limits the extent of these risks by : (i) purchasing securities which are backed by collateral with lower prepayment sensitivity (such as mortgages priced at a discount to par value and mortgages that are extremely seasoned); (ii) avoiding securities whose values are heavily influenced by changes in prepayments (such as interest-only and principal-only securities); and (iii) investing in securities structured to reduce prepayment risk (such as planned amortization class ("PAC") and targeted amortization class ("TAC") collateralized mortgage obligations). PAC and TAC instruments represented approximately 43 percent of the Company's mortgage-backed securities at December 31, 1994. The call-adjusted modified duration of the Company's mortgage-backed securities at December 31, 1994, was 7.3 years.

    If the Company determines that it will dispose of an investment held in the actively managed fixed maturity category, the security will be either sold or transferred to the trading account at its fair value and the gain or loss will be recognized. There were no such transfers in 1994. During 1994, the Company sold actively managed fixed maturity securities with a $1.9 billion book value, resulting in $9.3 million of investment losses (before related expenses, amortization and taxes). Such securities were sold in response to changes in the investment environment which created opportunities to enhance the total return of the investment portfolio without adversely affecting the quality of the portfolio or the matching of expected maturities of assets and liabilities. The realization of gains and losses affects the timing of the amortization of the cost of policies produced and the cost of policies purchased, as explained in note 11 to the consolidated financial statements.

    During 1994, fixed maturity investments with par values totaling $66.9 million were redeemed prior to the scheduled maturity date. As a result of such redemptions, Conseco recognized losses of approximately $.1 million which were charged to investment income.

    Other Investments

    Credit-tenant loans are loans on commercial properties where the lease of the principal tenant is assigned to the lender and the principal tenant, or any guarantor of such tenant's obligations, has a credit rating at the time of origination of the loan of at least BBB- or its equivalent. The underwriting guidelines consider such factors as: (i) the lease term of the property; (ii) the mortgagee's management ability, including business experience, property management capabilities and financial soundness; and (iii) such economic, demographic or other factors that may affect the income generated by the property, or its value. The underwriting guidelines also generally require a loan-to-value ratio of 75 percent or less. Credit-tenant loans are carried at amortized cost and were $69.0 million at December 31, 1994, or .8 percent of total invested assets. The total estimated fair value of credit-tenant loans was $61.3 million at December 31, 1994.

    At December 31, 1994, the Company held mortgage loan investments with a carrying value of $142.6 million (or 1.7 percent of total invested assets) and a fair value of $146.7 million. Approximately 91 percent of the mortgage loan investments were
commercial loans.   Approximately 7 percent of the Company's
mortgage loan balance consisted of investments in junior and residual interests of CMOs. Investments in junior and residual interests of CMOs are instruments that entitle the Company to the excess cash flows arising from the difference between: (i) the cash flows required to make principal and interest payments on the related senior interests in the CMOs; and (ii) the actual cash flows received on the mortgage loan assets included in the CMO portfolios. If prepayments vary from projections on the mortgage loan assets included in such CMO portfolios, the total cash flows to the Company from such junior and residual interests could change from projected cash flows, resulting in a gain or loss.

   Non-current mortgage loans were not significant at December 31, 1994. The Company had no realized losses on mortgage loans for the year ended December 31, 1994. At December 31, 1994, the Company had a loan loss reserve of $1.9 million. Approximately 11 percent, 10 percent and 10 percent of the mortgage loans were on properties
located in Texas, New York and Florida, respectively.   No other
state comprised greater than 8 percent of the mortgage loan balance.

   At December 31, 1994, the Company held trading account securities with a carrying value of $21.6 million. Trading account securities are investments that are purchased with the intent to be traded prior to their maturity, or are believed likely to be disposed of in the foreseeable future as a result of market or issuer developments. Effective December 31, 1993, with the Company's adoption of Statement of Financial Accounting Standards No. 115 ("SFAS 115"), trading account securities are carried at estimated fair value, with the changes in fair value reflected in the statement of operations. Prior to the adoption of SFAS 115, unrealized gains or losses on trading account securities were reflected as a component of shareholders' equity and not in the statement of operations. The net unrealized gain (loss) on trading account securities at December 31, 1994 and 1993, recorded in trading income as a result of adopting SFAS 115, was immaterial.

   Short-term investments totaled $295.4 million, or 3.6 percent of invested assets at December 31, 1994, and consisted primarily of commercial paper and repurchase agreements relating to government securities.

   CONSOLIDATED FINANCIAL CONDITION

   Changes in the consolidated balance sheet of 1994 compared to 1993 reflected the operations of the Company and the capital and financing transactions discussed below.

   Total investments decreased principally because of: (i) the unrealized loss adjustment to fixed maturity investments recognized as an adjustment to shareholders' equity in accordance with SFAS 115; (ii) the sale of WNC (iii) the decrease in investment borrowings described in the following paragraph; and (iv) Conseco's repurchase of shares of its common stock. These decreases were partially offset by: (i) the acquisition of Statesman by Partnership II; and (ii) investments received by BLH related to the recapture of annuity business ceded in prior years.

   As part of its investment strategy, the Company enters into reverse repurchase agreements and dollar-roll transactions (specialized forms of collateralized lending involving mortgage-backed securities) to increase its return on investments and improve liquidity. These transactions are accounted for as short-term collateralized borrowings and are collateralized by pledged securities with fair values approximately equal to the loan value. Conseco had no investment borrowings at December 31, 1994, compared with investment borrowings of $427.7 million at December 31, 1993. The average amount of investment borrowings during 1994 was approximately $208.0 million, compared to $431.0 million during 1993.

   Conseco's investment in CCP represents its share of the equity of CCP. Such investment decreased during 1994 as a result of the unrealized loss adjustment to fixed maturity investments recognized by CCP in accordance with SFAS 115, offset by Conseco's equity in the earnings of CCP.

   Reinsurance receivables, which primarily represent liabilities ceded under reinsurance agreements, decreased as a result of the recapture of annuity business by BLH that had previously been ceded to nonaffiliated companies as described in note 6 to the consolidated financial statements.

   Goodwill increased in 1994 as a result of the acquisition of Statesman by Partnership II, as further described in note 2 to the consolidated financial statements.

   Insurance liabilities decreased primarily as a result of the sale of WNC, partially offset by: (i) the acquisition of Statesman by Partnership II; and (ii) the recapture of annuity business by
BLH that had previously been ceded.

   Minority interest increased by $97.9 million during 1994 (further described in note 9 to the consolidated financial statements). This was attributable to: (i) the minority interests' equity in Statesman and its subsidiaries; and (ii) the minority interest's equity in the net income of the Company's subsidiaries. These changes were partially offset by: (i) the repurchase by BLH of common shares held by the minority interest; (ii) the minority interest's share of the unrealized depreciation of securities; and
(iii) dividends attributable to the minority interest.

   Common stock and additional paid-in-capital increased by $63.0 million. This was a result of 3.9 million shares of common stock issued pursuant to the Company's stock option and deferred compensation programs for net proceeds and tax benefits of $16.9 million and $69.2 million, respectively. Additionally, $2.4 million was added to common stock and additional paid-in capital relating to employee benefit plans. These increases were partially offset by share repurchases, which reduced common stock and additional paid-in capital by $25.5 million. As a result of changes in common stock accounts, the number of common shares outstanding decreased by 3.1 million shares.

   Financial Ratios

                                        1994           1993          1992           1991            1990
                                        ----           ----          ----           ----            ----
Ratio of earnings to fixed charges     2.26X          2.19X          1.54X          1.32X          1.17X
Ratio of earnings to fixed charges,
  excluding interest on annuities
  and financial products               4.55X          8.85X          6.24X          3.41X          1.97X
Ratio of earnings to fixed charges
  on debt for which Conseco is
  directly liable, excluding interest
  on annuities and financial products  4.08X         12.73X          7.86X          3.67X          2.08X

Ratio of earnings to fixed charges
  and preferred dividends              1.99X          2.04X          1.50X          1.30X          1.14X
Ratio of earnings to fixed charges
  and preferred dividends, excluding
  interest on annuities and financial
   products                            3.30X          6.00X          5.09X          2.99X          1.74X

Ratio of earnings to fixed charges
  and preferred dividends for which
  Conseco is directly liable,
  excluding interest on annuities
  and financial products               2.10X          6.49X          6.18X          3.04X          1.79X

Ratio of total debt (including
  debt of CCP guaranteed by Conseco
  until its retirement in 1993) to
  total capital:
     As reported                        .43X           .34X           .49X           .49X           .73X
     Excluding unrealized
       appreciation(depreciation)(a)    .39X           .36X           .50X            N/A            N/A

Ratio of debt for which Conseco
  is directly liable to total
   capital:
     As reported                        .20X           .27X           .22X           .29X           .60X
     Excluding unrealized
       appreciation(depreciation)(a)    .18X           .28X           .23X            N/A            N/A

--------------------

(a) Excludes the effect of reporting fixed maturities at fair value which the Company began to do in 1992 as described in note 1 to the consolidated financial statements.

    Liquidity for Insurance Operations

    Conseco's insurance operating companies generally receive adequate cash flow from premium collections and investment income to meet their obligations. Insurance policy liabilities are primarily long-term and generally are paid from future cash flows. Most of Conseco's assets, other than policy loans and its investment in CCP, are invested in bonds and other securities, substantially all of which are readily marketable. Although there is no present need or intent to dispose of such investments, the life companies could liquidate portions of their investments if such a need arose. To increase their return on investments and improve liquidity, the life companies from time to time will lend U.S. Treasury securities in reverse repurchase agreements or lend mortgage-backed securities in dollar-roll transactions.

    Of the companies' total insurance liabilities at December 31, 1994, approximately 83 percent could be surrendered by the policyholder, of which 78 percent were subject to penalty if surrendered. Payment characteristics of the insurance liabilities at December 31, 1994, were as follows (dollars in millions):

  Payments under contracts containing
    fixed payment dates:
       Due in one year or less                           $     79.1
       Due after one year through five years                  235.2
       Due after five years through ten years                 177.5
       Due after ten years                                    548.5
                                                           --------
          Total gross payments whose payment dates
            are fixed by contract                           1,040.3
       Less amounts representing future interest
            on such contracts                                 528.1
                                                           --------
          Insurance liabilities whose payment dates
             are fixed by contract                            512.2
  Insurance liabilities whose payment dates are
    not fixed by contract                                   8,025.2
                                                           --------
          Total insurance liabilities                      $8,537.4
                                                           ========

    Of the above insurance liabilities under contracts containing fixed payment dates, approximately 60 percent related to payments that will be made on such date only if the contract holder is living. Expected mortality is considered in determining the amount of this liability. The remaining insurance liabilities with fixed payment dates are payable regardless of the contract holder's survival.

    Approximately 20 percent of insurance liabilities were subject to interest rates, ranging from 2 percent to 10 percent, fixed for the life of the contract. The remaining liabilities generally were subject to interest rates that could be reset at least annually.

    The Company believes that it has adequate short-term investments and readily marketable investment grade securities to cover the payments under contracts containing fixed payment dates plus any likely cash needs for all other contracts. The Company's investment portfolio at December 31, 1994, included $.3 billion of short-term investments, $2.9 billion of U.S. Government/agency and mortgage-backed securities and $3.6 billion of publicly traded investment grade bonds. The Company believes that such investments could be readily sold at or near carrying value or used to facilitate borrowings under reverse repurchase agreements. At December 31, 1994, the Company's portfolio of bonds, notes and redeemable preferred stocks had an aggregate unrealized loss of $373.4 million.




    Liquidity of BLH

    As a holding company whose principal assets are the securities of its insurance subsidiaries, BLH's ability to meet debt service obligations and pay operating expenses and dividends depends primarily on the receipt of sufficient funds from its subsidiaries. Bankers Life Insurance Company of Illinois ("BLI", the parent of Bankers Life) provides liquidity to BLH by paying principal and interest on a surplus debenture and by paying dividends.

    BLH provided BLI with funds to acquire Bankers Life. In exchange, BLH received a $500 million surplus debenture from BLI. he surplus debenture was approved by the Illinois Department of Insurance ("DOI"). During 1994 and 1993, BLI repaid principal of $25.0 million and $15.0 million, respectively, plus accrued interest on the surplus debenture. BLI may repay principal and interest on the surplus debenture only when the DOI is satisfied that the financial condition of BLI warrants that action; such approval may not be withheld if BLI submits satisfactory evidence of surplus of at least the amount stipulated in the surplus debenture.

    A summary of maturity dates and amounts (dollars in millions) of the surplus debenture is shown below. Interest is payable quarterly generally at 2 percent above the prime rate (10.5 percent at December 31, 1994).

        1995                                                $ 30.0
        1996                                                  30.0
        1997                                                  30.0
        1998                                                  30.0
        1999                                                  30.0
        Thereafter                                           310.0
                                                            ------
              Total                                         $460.0
                                                            ======

    BLI's ability to service its obligation under the surplus debenture depends upon its ability to receive dividends and tax sharing payments from Bankers Life. Bankers Life may pay dividends up to $93.4 million without regulatory approval during 1995. Under an intercompany tax sharing agreement, Bankers Life remits tax payments to BLI based upon its tax liabilities calculated on a separate company basis.

    At December 31, 1994, BLH's debt service obligations included a $99.0 million principal amount senior term loan payable in annual installments and $180 million principal amount of senior subordinated notes due in 2002. Future annual debt service requirements are discussed in note 8 to the consolidated financial statements.

    At December 31, 1994, BLH had short-term investments of $88.7 million. Conseco believes that BLH could generate additional liquidity, if needed in the future, by issuing equity on debt securities or by converting existing assets to cash (such as the sale or transfer of existing blocks of insurance through reinsurance arrangements).

    Of the proceeds from its IPO, BLH contributed $114 million to the capital of its subsidiaries. BLH believes its life subsidiaries are adequately capitalized and will not require additional investment to maintain their current operations.

    In addition to its debt service obligations, BLH uses cash to pay for administrative services provided by Conseco's wholly owned subsidiaries and to pay dividends on its common stock.

    Liquidity of Statesman

    Statesman relies on dividends from ALHC to fund its operating expenses, dividends and interest expense. Statesman is not expected to pay dividends on its common stock in the near future. Statesman is obligated to continue to pay interest to holders of its 6-1/4% Convertible Subordinated Debentures due 2003 ("Debentures") who have not converted such securities. An aggregate of $24.2 million principal amount of such Debentures remains outstanding at December 31, 1994. Statesman expects a substantial amount of its remaining Debentures to be converted in 1995, reducing its debt service costs. Amounts required to pay all outstanding Debentures, including the optional conversion consideration, are held in escrow until the Debentures are converted, redeemed or mature.

    In addition, depending on the outcome of the Statesman Litigation as described in note 2 to the consolidated financial statements, dividends may be payable on the Government Preferred Stock. The Government Preferred Stock provides for cumulative annual dividends of approximately $1.1 million; as of December 31, 1994, an aggregate of $5.8 million of such dividends had been accrued but had not been paid.

    Statesman has $57.0 million par value 1994 Series Preferred
Stock outstanding. Dividends on such preferred stock accrue annually at 13 percent in additional shares through September 2006.

    ALHC needs liquidity primarily to service its debt, pay dividends on its capital stock and pay operating expenses. The primary sources of funds for these payments are: (i) dividends on the capital stock of American Life; (ii) interest payments on surplus notes from American Life; and (iii) payments from American Life and Vulcan Life under a tax sharing agreement.

    ALHC has $150.0 million principal indebtedness outstanding under its senior subordinated notes and $170.0 million principal indebtedness under its senior term loan (see note 6 to the consolidated financial statements). ALHC's annual interest payments for 1995 will be: (i) approximately $16.9 million with respect to the senior notes; and (ii) approximately $13.4 million with respect to the senior term loan, (based on rates in effect at December 31, 1994). ALHC currently plans to borrow an additional $30.0 million under the senior term loan to fund the Contingent Payment Rights as described in note 2 to the consolidated financial statements or a payment to the holder of the Government Preferred Stock. The outstanding principal balance under the senior term loan must be repaid in installments beginning in 1995 through 2002 and bears interest at a variable rate.

    Dividends on ALHC's common stock are limited by: (i) the rights of holders of its preferred stock to receive cumulative dividends in full before any dividends may be paid on common stock; and (ii) the covenants of the senior term loan. ALHC currently has redeemable preferred stock outstanding, on which aggregate dividends of $8.8 million are payable annually. The two series of redeemable preferred stock outstanding must be redeemed in 2007 and 2008 at their respective par values of $69.0 million and $30.0 million. ALHC holds zero coupon U.S. Treasury securities in escrow which will provide adequate funds for the redemption of the preferred shares on the mandatory redemption date of each issue.

    Liquidity of Conseco (Parent Company)

    The parent company (Conseco, Inc.) uses cash primarily to service its debt, pay dividends on preferred and common stock and meet administrative expenses. The wholly owned subsidiaries, BLH and CCP provide liquidity to Conseco by paying dividends and fees for services provided. The parent Company may also issue debt or equity securities or sell all or a portion of its investments in subsidiaries or affiliates. These sources have historically provided adequate cash flow to fund (i) the needs of the parent company's normal operations; (ii) internal expansion, acquisitions and investment opportunities; (iii) the retirement of debt and equity.

    The following table shows the cash flow activity of the parent company and its non-life subsidiaries:

                                                             1994         1993           1992
                                                             ----         ----           ----
                                                                   (Dollars in millions)
       Amounts received:
         Dividends from wholly owned subsidiaries         $   3.3        $  3.8         $ 72.0
         Dividends from CCP, BLH and WNC                     16.4           1.7             .3
         Tax sharing payments from subsidiaries              13.7         101.9            -
         Fees for shared costs from wholly owned
           subsidiaries                                       1.1          15.4           12.5
         Fees from CCP, BLH, WNC and Statesman               44.7          18.3            8.6
         Fees from unaffiliated companies                    30.1          20.4           13.3
         Proceeds from the issuance of equity securities      3.2         281.7            6.3
         Proceeds from the issuance of debt                 158.0         393.4            -
         Proceeds from the sale of shares of WNC and
          related transactions                              811.7           -              -
         Repayment of debt and redemption of
          preferred stock by BLH and CCP                      -           118.3           12.1
         Proceeds from the sale of stock of Life Re           -             -             64.0
         Principal and interest on surplus debentures         -             -             78.3
       Amounts paid:
         Parent company costs                              (67.6)         (62.9)         (27.7)
         Interest on debt of Conseco                       (21.2)         (23.7)         (21.5)
         Interest on amounts due from Conseco
          to life subsidiaries                              (9.3)          (8.6)         (10.3)
         Common and preferred dividends                    (35.9)         (23.0)          (7.6)
         Investments in equity investments                   -            (59.5)           -
         Investment in consolidated subsidiaries           (17.0)        (391.4)        (129.7)
         Investment in Kemper Corporation common stock     (24.7)           -              -
         Expense incurred in terminated acquisition        (17.5)
         Payments to affiliates                            (58.8)           -              -
         Payments on debt, including prepayments          (378.4)        (180.0)         (24.8)
         Repurchases of common stock                      (354.3)         (25.3)         (49.4)
         Payments to retire preferred stock                 (3.3)         (50.0)           -
         Income taxes                                       (4.5)         (91.1)           -
         Other                                                .5          (14.5)          (4.3)
                                                          ------         ------         ------
          Change in short-term investments of parent
            and its non-life subsidiaries                   90.2           24.9           (7.9)
          Short-term investments, beginning of year         42.3           17.4           25.3
                                                          ------         ------         ------
          Short-term investments, end of year             $132.5         $ 42.3         $ 17.4
                                                          ======         ======         ======

    At December 31, 1994, the parent company and its non-life subsidiaries had short-term investments of $132.5 million, of which $8.1 million was expended in January 1995 for accrued interest and dividends. The life subsidiaries are permitted to distribute an additional $48.4 million to the parent company in 1995. The parent company and its non-life subsidiaries had additional investments in nonaffiliates of $40.4 million at December 31, 1994, which, if needed, could be liquidated or contributed to the insurance subsidiaries. Conseco believes that it could generate additional liquidity, if needed in the future, through equity offerings, debt issuance, or the conversion of existing assets to cash, including the sale of a partial or entire interest in its affiliates.

   Statutory Limitations on Payments by Life Insurance Subsidiaries to Their Parent

   As described in the preceding section, Conseco receives funds from its wholly owned insurance subsidiaries from dividends and fees for shared expenses. In connection with its acquisition of certain life insurance subsidiaries, Conseco received surplus debentures from the subsidiaries; the repayment terms were established and approved by the applicable regulatory authorities at the time of each acquisition. All such surplus debentures with Conseco's wholly owned insurance subsidiaries were eliminated by a contribution to the statutory capital of such subsidiaries at December 31, 1992. Annual dividends in excess of maximum amounts prescribed by state statutes (so-called "extraordinary dividends") may not be paid without the approval of the insurance commissioner of each state of domicile.

   Statutory operating results and statutory surplus are determined according to statutes adopted by each state in which the
subsidiaries do business.   Statutory surplus bears no direct
relationship to equity as determined under generally accepted accounting principles ("GAAP"). With respect to new business, statutory accounting practices require that: (i) acquisition costs and (ii) reserves for future guaranteed principal payments and interest in excess of statutory rates, be expensed in the year the new business is written. These items cause a statutory loss ("surplus strain") on many insurance products in the year they are issued. The Company designs its products to minimize such first-year losses, but certain products continue to cause a statutory loss in the year written. For each product, the Company controls the amount of new premiums written in order to manage the effect of such statutory surplus strain.

   Note 13 to the consolidated financial statements shows the difference between pretax income reported using statutory accounting practices (before deduction of expenses paid to affiliates and transfers to and from IMR and the amortization of
IMR) and GAAP as follows:

                                                 Statutory income
                                               greater (less) than
                  Year                             GAAP income
                  ----                             -----------
                                               (Dollars in millions)
                  1994                              $(90.8)
                  1993                                46.5
                  1992                                63.2


    Insurance departments in the states where the Company's life insurance subsidiaries are domiciled or do business require insurance companies to make annual and quarterly filings. Portions of surplus, called the interest maintenance reserve ("IMR") and the asset valuation reserve ("AVR"), are required to be appropriated and reported as liabilities. The IMR captures all investment gains and losses resulting from changes in interest rates and provides for subsequent amortization of such amounts into statutory net income on a basis reflecting the remaining lives of the assets sold. The AVR captures investment gains and losses related to changes in creditworthiness; it is also adjusted each year based on a formula related to the quality and loss experience of the Company's investment portfolio. These reserves affect the ability of the Company's insurance subsidiaries to reflect investment gains and losses in statutory earnings and surplus.

    INFLATION

    Inflation does not have a significant effect on Conseco's balance sheet; the Company has minimal investments in property, equipment or inventories.

    Medical cost inflation has had a significant impact on BLH's operations. These costs have continued to increase in recent years in excess of the Consumer Price Index. Medical costs will likely continue to rise, although recently the rate of increase has slowed. The impact on BLH's operations depends upon its ability to increase its premium rates. Such increases are subject to approval by the insurance departments of each state in which BLH sells its products. Prior to the standardization of Medicare supplement plans, approximately two-thirds of the states permitted rate plans with automatic escalation clauses. This permitted BLH, in periods following initial approval, to adjust premium rates for changes in Medicare deductibles and increases in medical cost inflation without refiling with the regulators. Currently, all rate changes for standardized plans must be individually approved by each state. BLH's pricing of its new standardized supplement plans reflects the impact of these filings and the lengthening of time required to implement rate increases.

    OUTLOOK

    As indicated throughout this report, Conseco intends to continue its strategy of growth through its three principal sources of earnings: operating life insurance companies, providing services for fees to the affiliated companies and others, and acquiring and restructuring life insurance companies.

    Growth Through Operations of Life Insurance Companies

    Conseco's life insurance operations include: (i) BLH, in which Conseco had a 58 percent ownership interest at December 31, 1994, and a 60.3 percent ownership interest at February 28, 1995; (ii) Statesman, in which Conseco has a 25 percent ownership interest;
(iii) CCP, in which Conseco had a 45 percent ownership interest at December 31, 1994, and a 49.5 percent ownership interest at February 28, 1995, and (iv) the wholly owned life insurance subsidiaries, principally Bankers National and National Fidelity.

    On February 27, 1995, Conseco announced that its board of directors had approved proposals to acquire, in separate transactions, the outstanding shares of CCP and BLH that it does not already own. Under the proposal, CCP and BLH would merge into Conseco, with Conseco being the surviving corporation. Each holder of CCP shares other than Conseco would receive $22.50 per share in cash. Each holder of BLH shares other than Conseco would receive $22.00 per share in cash. Each proposed merger transaction requires the approval of holders of a majority of outstanding shares of the company being acquired (other than shares held by Conseco) voting at a special stockholders' meeting.

    CCP has: (i) a sizable and profitable block of in-force business; and (ii) a distribution system that has the potential to generate growth in the SPDA and 403(b) tax sheltered annuity markets.

    BLH's strategy is to continue to grow profitably its individual health and other insurance business while maintaining appropriate levels of capital and surplus. A primary area of focus is expanding and enhancing the productivity of the career agency force, which is BLH's main distribution system. During 1994, BLH's agent force grew by 3 percent. BLH's growth strategy also emphasizes increased cross-selling to existing policyholder households and developing products tailored to meet specific consumer needs. As a result of cross-selling, 1994 annualized new business premiums increased 29 percent for long-term products and 23 percent for annuities.

    The U.S. Congress and state legislatures are currently considering various proposals relating to the country's health care delivery system. BLH is unable to predict what changes to the country's health care system will be enacted and, if enacted, their scope and effects on its business. However, BLH continues to believe that opportunities for its products will grow under any realistic and affordable health care reform scenario.

    Conseco believes that the statutory surplus of its insurance subsidiaries and investees is adequate. Conseco expects that statutory earnings in 1995 will exceed amounts needed by the holding companies for debt service and other requirements. Such excesses will be available to increase statutory capital of the life insurance subsidiaries and investees so that their internal growth can continue.

    Services Provided for Fees

    Conseco continues to provide various services to BLH, Statesman, CCP and the wholly owned subsidiaries including investment management, mortgage origination and servicing, policy and claims administration, data processing, product marketing and executive management services. Additionally, Conseco provides such services to other unaffiliated clients, principally insurance companies. Conseco intends to provide investment management services to all companies acquired by Partnership II, and to provide administrative, data processing and other services to such companies when appropriate. Conseco also intends to expand its service fee revenue by seeking similar arrangements with other unaffiliated clients. Such arrangements would take advantage of Conseco's ability to administer products and investments without requiring Conseco to provide additional capital needed to support those products. In March 1993, Conseco acquired Bankmark, an insurance marketing company which develops relationships with financial institutions to provide insurance and investment products to their customers. After its acquisition by Conseco, Bankmark began a formal program to actively expand its business by developing relationships with a few large money-center banks.

    Acquisition and Restructuring of Life Insurance Companies

    The Company believes that a number of life insurance companies will be available to be acquired in the next 10 years as a result of strategic restructuring and consolidation within the life industry. The Company expects to participate in such acquisitions through Partnership II, using the capital provided by: (i) the partnership; (ii) mezzanine capital that may be provided by the individual partners of Partnership II and others; and (iii) debt capital from various sources.

    At the current time Conseco believes that some sources of capital (primarily bank financing) are more available to life insurance companies than in some prior periods. As a result: (i) more restructuring and financing alternatives are available to owners and managers of insurance companies so that fewer companies are currently seeking buyers, such as Conseco; and (ii) more buyers have access to such capital and are creating more competition to purchase those companies that are available. Consequently, Conseco believes it may be able to complete fewer acquisitions in the near future while these conditions exist.

    The Company believes there will be a period in the future when it will be more difficult to obtain financing for acquisitions because of conditions in the capital markets, causing a greater dependence on equity capital financing, such as that obtained through Partnership II. Conseco will actively seek alternative capital sources, if needed, to finance acquisitions. If those conditions in the capital markets continue, it may also affect the availability of appropriate acquisition targets, if sellers of insurance companies decide to wait for more favorable conditions. In addition, Conseco's increased size and evolving strategies will eliminate a number of potential acquisition candidates who are either too small or are inappropriate strategic targets. However, Conseco believes it has the resources and capabilities to continue its strategy of acquiring and restructuring life insurance companies. It also believes that its past record of successfully acquiring, financing and operating life insurance companies will be an advantage compared to others who may attempt to acquire available candidates.

    As part of its program of exploring opportunities to improve its capital structure, Conseco continually reviews its corporate structure and the need and desirability of restructuring the existing debt and equity of the Company and its affiliates.

                    ______________________________

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

              Index to Consolidated Financial Statements






Report of Management . . . . . . . . . . . . . . . . . . . . . . . . 45

Report of Independent Accountants. . . . . . . . . . . . . . . . . . 46

Consolidated Balance Sheet at December 31, 1994 and 1993 . . . . . . 47

Consolidated Statement of Operations for the years ended
  December 31, 1994, 1993 and 1992 . . . . . . . . . . . . . . . . . 49

Consolidated Statement of Shareholders' Equity
  for the years ended December 31, 1994, 1993 and 1992 . . . . . . . 51

Consolidated Statement of Cash Flows for the years ended
  December 31, 1994, 1993 and 1992 . . . . . . . . . . . . . . . . . 52

Notes to Consolidated Financial Statements . . . . . . . . . . . . . 54


/TABLE

                         REPORT OF MANAGEMENT




To Our Shareholders


    Management of Conseco, Inc. is responsible for the reliability of the financial information in this annual report. The financial statements are prepared in accordance with generally accepted accounting principles, and the other financial information in this annual report is consistent with that of the financial statements (except for such information described as being in accordance with regulatory or statutory accounting requirements).

    The integrity of the financial information relies in large part on maintaining a system of internal control that is established by management to provide reasonable assurance that assets are safeguarded and transactions are properly authorized, recorded and reported. Reasonable assurance is based upon the premise that the cost of controls should not exceed the benefits derived from them. The Company's internal auditors continually evaluate the adequacy and effectiveness of this system of internal control and actions are taken to correct deficiencies as they are identified.

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





   Stephen C. Hilbert                     Rollin M. Dick
  Chairman of the Board,            Executive Vice President and
    President and                     Chief Financial Officer
 Chief Executive Officer

                   REPORT OF INDEPENDENT ACCOUNTANTS





To the Board of Directors
  and Shareholders
Conseco, Inc.


    We have audited the accompanying consolidated balance sheet of Conseco, Inc. and Subsidiaries as of December 31, 1994 and 1993, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Conseco, Inc. and Subsidiaries as of December 31, 1994 and 1993, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles.



                                        COOPERS & LYBRAND L.L.P.




Indianapolis, Indiana
March 6, 1995

                    CONSECO, INC. AND SUBSIDIARIES

                      CONSOLIDATED BALANCE SHEET
                      December 31, 1994 and 1993
                         (Dollars in millions)
                                ASSETS

                                                          1994                1993
                                                          ----                ----
Investments:
  Actively managed fixed maturities at fair
    value (amortized cost: 1994 - $7,440.5;
    1993 - $9,526.5)                                   $  7,067.1           $ 9,821.7
  Equity securities at fair value
    (cost: 1994 - $43.0; 1993 - $30.2)                       39.6                30.3
  Mortgage loans                                            142.6               158.4
  Credit-tenant loans                                        69.0               326.9
  Policy loans                                              175.1               190.0
  Investment in CCP Insurance, Inc.                         195.4               244.3
  Other invested assets                                      68.7                64.2
  Trading account securities                                 21.6               105.8
  Short-term investments                                    295.4               666.4
  Assets held in separate accounts                           84.9                81.1
                                                        ---------           ---------
      Total investments                                   8,159.4            11,689.1


Accrued investment income                                   126.3               168.3
Reinsurance receivables                                      45.5               511.1
Income taxes                                                195.2                 -
Cost of policies purchased                                1,021.6               623.7
Cost of policies produced                                   300.7               238.6
Goodwill (net of accumulated amortization:
  1994 - $25.3; 1993 - $14.3)                               687.7               320.6
Property and equipment at cost
  (net of accumulated depreciation: 1994 - $27.1;
  1993 - $21.1)                                              89.1                71.7
Securities segregated for future redemption
  of preferred stock of a subsidiary                         36.2                 -
Cash segregated for the redemption of convertible
  subordinated debentures of a subsidiary                    24.2                 -
Other assets                                                126.0               126.2
                                                        ---------           ---------
      Total assets                                      $10,811.9           $13,749.3
                                                        =========           =========









                       (continued on next page)

              The accompanying notes are an integral part
               of the consolidated financial statements.
/TABLE

                    CONSECO, INC. AND SUBSIDIARIES

                CONSOLIDATED BALANCE SHEET (Continued)
                      December 31, 1994 and 1993
                         (Dollars in millions)

                 LIABILITIES AND SHAREHOLDERS' EQUITY


                                                          1994                1993
                                                          ----                ----

Liabilities:
  Insurance liabilities                               $  8,537.4           $10,798.3
  Income tax liabilities                                     -                 118.2
  Investment borrowings                                      -                 427.7
  Other liabilities                                        318.0               256.4
  Liabilities related to separate accounts                  84.9                79.0
  Notes payable of Conseco                                 191.8               413.0
  Notes payable of Partnership II entities, not direct
    obligations of Conseco                                 331.1                 -
  Notes payable of Bankers Life Holding Corporation,
    not direct obligations of Conseco                      280.0               290.3
                                                       ---------           ---------
       Total liabilities                                 9,743.2            12,382.9
                                                       ---------           ---------
Minority interest                                          321.7               223.8
                                                       ---------           ---------
Shareholders' equity:
  Preferred stock                                          283.5               287.5
  Common stock and additional paid-in capital
    (no par value, 500,000,000 shares authorized,
    shares issued and outstanding: 1994 - 22,184,850;
    1993 - 25,311,773)                                     165.8               102.8
  Unrealized appreciation (depreciation) of securities
    (net of applicable deferred income taxes:
    1994 - $(65.9); 1993 - $41.8)                         (139.7)               97.5
  Retained earnings                                        437.4               654.8
                                                       ---------           ---------
       Total shareholders' equity                          747.0             1,142.6
                                                       ---------           ---------
       Total liabilities and shareholders' equity      $10,811.9           $13,749.3
                                                       =========           =========












              The accompanying notes are an integral part
               of the consolidated financial statements.
/TABLE

                    CONSECO, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF OPERATIONS
         for the years ended December 31, 1994, 1993 and 1992
             (Dollars in millions, except per share data)

                                                1994      1993     1992
                                                ----      ----     ----
Revenues:
  Insurance policy income                     $1,285.6  $1,293.8  $  378.7
  Investment activity:
    Net investment income                        385.7     896.2     888.6
    Net trading income (losses)                   (4.9)     93.1      35.9
    Net realized gains (losses)                  (25.6)    149.5     124.3
  Fee revenue                                     58.0      26.5      12.9
  Other income                                    17.5       1.4       1.5
  Equity in earnings of Life Re                    -         -        11.3
  Equity in earnings of CCP Insurance,
    Inc.                                          24.7      37.4      15.8
  Equity in earnings of Western
    National Corporation                          40.2       -         -
  Restructuring income                            80.8     138.1      54.9
                                               -------   -------   -------
      Total revenues                           1,862.0   2,636.0   1,523.9
                                               -------   -------   -------
Benefits and expenses:
  Insurance policy benefits                      915.4   1,007.8     334.7
  Change in future policy benefits                42.6      60.0      40.2
  Interest expense on annuities and
     financial products                          134.7     408.5     506.8
  Interest expense on long-term debt              59.3      58.0      46.2
  Interest expense on short-term
     investment borrowings                         7.7      10.6       8.8
  Amortization related to operations             133.3     140.2      62.2
  Amortization and change in future policy
    benefits related to realized gains            (5.3)    126.3      93.4
  Expenses incurred in conjunction with
    terminated acquisition                        35.8       -         -
  Other operating costs and expenses             214.1     214.4     101.6
                                               -------   -------   -------
      Total benefits and expenses              1,537.6   2,025.8   1,193.9
                                               -------   -------   -------
      Income before income taxes, minority
         interest and extraordinary charge       324.4     610.2     330.0

Income tax expense                               111.0     223.1     124.6
                                               -------   -------   -------
      Income before minority interest and
          extraordinary charge                   213.4     387.1     205.4

Less minority interest                            59.0      78.2      30.6
                                               -------   -------   -------










                       (Continued on next page)

              The accompanying notes are an integral part
               of the consolidated financial statements.
/TABLE

                    CONSECO, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENT OF OPERATIONS (Continued)
         for the years ended December 31, 1994, 1993 and 1992
             (Dollars in millions, except per share data)

                                                  1994        1993        1992
                                                  ----        ----        ----
      Income before extraordinary charge          154.4       308.9        174.8

Extraordinary charge on extinguishment of
  debt, net of taxes and minority interest          4.0        11.9          5.3
                                                 ------      ------       ------
      Net income                                  150.4       297.0        169.5

Less preferred stock dividends                     18.6        20.6          5.5
                                                 ------      ------       ------
      Earnings applicable to common stock        $131.8      $276.4       $164.0
                                                 ======      ======       ======

Earnings per common share and common
  equivalent share:
    Primary:
      Weighted average shares                26,348,000   29,245,000  29,479,000
      Earnings before extraordinary charge        $5.15        $9.86       $5.59
      Extraordinary charge                          .15          .41         .16
                                                  -----        -----       -----
         Net income                               $5.00        $9.45       $5.43
                                                  =====        =====       =====
    Fully diluted:
      Weighted average shares                30,859,000   33,495,000  29,603,000
      Earnings before extraordinary charge        $5.00        $9.12       $5.56
      Extraordinary charge                          .13          .35         .16
                                                  -----        -----       -----
         Net income                               $4.87        $8.77       $5.40
                                                  =====        =====       =====






















              The accompanying notes are an integral part
               of the consolidated financial statements.

                    CONSECO, INC. AND SUBSIDIARIES


            CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
         for the years ended December 31, 1994, 1993 and 1992
                         (Dollars in millions)

                                                  1994        1993        1992
                                                  ----        ----        ----
Preferred stock:
  Balance, beginning of year                    $ 287.5     $  50.0      $ 50.0
    Series D preferred shares issued                -         287.5         -
    Preferred shares redeemed                      (4.0)      (50.0)        -
                                                -------     -------      ------
  Balance, end of year                          $ 283.5     $ 287.5      $ 50.0
                                                =======    ========      ======
Common stock and additional paid-in capital:
  Balance, beginning of year                    $ 102.8     $ 115.4      $139.5
    Amounts related to stock options and
     employee benefit plans                        19.3         6.4         7.4
    Tax benefit related to issuance of shares
     under employee benefit plans                  69.2        15.3        17.9
    Cost of shares acquired charged to
     common stock and additional paid-in
     capital                                      (25.5)      (25.3)      (49.4)
    Cost of issuance of Series D
     preferred shares                               -          (9.0)        -
                                                -------     -------      ------
  Balance, end of year                         $  165.8    $  102.8      $115.4
                                                =======    ========      ======
Unrealized appreciation (depreciation)
  of securities:
    Balance, beginning of year                 $   97.5    $   42.9      $ 18.0
      Change in unrealized appreciation          (237.2)       54.6        24.9
                                                -------     -------      ------
    Balance, end of year                        $(139.7)   $   97.5      $ 42.9
                                                =======   ========       ======
Retained earnings:
    Balance, beginning of year                  $ 654.8    $ 386.0       $224.1
    Net income                                    150.4      297.0        169.5
    Cost of shares acquired charged
      to retained earnings                       (337.0)       -            -
    Dividends on common stock                     (12.2)      (7.6)        (2.1)
    Dividends on preferred stock                 ( 18.6)     (20.6)        (5.5)
                                                -------   --------       ------
  Balance, end of year                          $ 437.4   $  654.8       $386.0
                                                =======   ========       ======
     Total shareholders' equity                 $ 747.0   $1,142.6       $594.3
                                                 =======   ========      ======














              The accompanying notes are an integral part
               of the consolidated financial statements.
/TABLE

                    CONSECO, INC. AND SUBSIDIARIES


                 CONSOLIDATED STATEMENT OF CASH FLOWS
         for the years ended December 31, 1994, 1993 and 1992
                         (Dollars in millions)

                                                            1994        1993         1992
                                                            ----        ----         ----
Cash flows from operating activities:
  Net income                                            $  150.4       $   297.0     $  169.5
  Adjustments to reconcile net income to net
    cash provided by operating activities:
    Amortization and depreciation                          136.3           235.4        161.5
    Income taxes                                            (4.7)            5.6          1.2
    Insurance liabilities                                   67.9            89.5        128.4
    Interest credited to insurance liabilities             134.7           408.5        506.8
    Fees charged to insurance liabilities                  (43.0)          (38.8)       (55.3)
    Accrual and amortization of investment income          (37.6)          (34.0)       (56.8)
    Deferral of cost of policies produced                 (161.8)         (159.7)       (83.2)
    Restructuring income                                   (80.8)         (138.1)       (18.5)
    Equity in undistributed earnings of Life Re              -               -          (11.3)
    Equity in undistributed earnings of
       CCP Insurance, Inc.                                 (23.8)          (36.6)       (15.6)
    Equity in undistributed earnings of
       Western National Corporation                        (37.3)             -            -
    Trading account securities                              23.4           287.0        750.1
    Minority interest                                       45.1            77.2         28.9
    Extraordinary charge on extinguishment of debt           4.0            11.9          5.3
    Other                                                  (37.2)           16.0           .6
                                                          ------        --------     --------
       Net cash provided by operating activities           135.6         1,020.9      1,511.6
                                                          ------        --------     --------
Cash flows from investing activities:
  Proceeds from sale of shares of Western National
    Corporation and related transactions, net of
    cash held before deconsolidation and the
    settlement of intercompany balances                    459.2            -            -
  Sales of investments                                   1,932.9         6,386.2      4,155.3
  Maturities and redemptions                               148.2         1,428.9      1,044.8
  Purchases of investments                              (2,749.8)       (9,703.4)    (6,925.6)
  Cash received from reinsurance recapture                 158.8            -            -
  Purchase of additional shares of Bankers
    Life Holding Corporation                                 -            (237.6)        -
  Purchase of additional shares of CCP Insurance, Inc.       -             (59.5)        -
  Purchase of The Statesman Group, Inc.                   (215.3)            -           -
  Purchase of Bankmark                                       -              (3.8)        -
  Acquisition of Partnership I companies                     -               -         (203.0)
  Cash held by subsidiaries of CCP Insurance, Inc.
    before public offering                                   -               -         (350.6)
  Other                                                    (31.3)          (25.7)       (16.0)
                                                          ------        --------     --------
       Net cash used by investing activities              (297.3)       (2,214.9)    (2,295.1)
                                                          ------        --------     --------







                       (continued on next page)

              The accompanying notes are an integral part
               of the consolidated financial statements.


                    CONSECO, INC. AND SUBSIDIARIES


           CONSOLIDATED STATEMENT OF CASH FLOWS (Continued)
         for the years ended December 31, 1994, 1993 and 1992
                         (Dollars in millions)

                                                            1994        1993         1992
                                                            ----        ----         ----
Cash flows from financing activities:
  Issuance of capital stock, net                         $   16.9       $  281.7     $     6.3
  Issuance of equity interests in subsidiaries, net          68.0          405.3          96.4
  Issuance of notes payable of Conseco, net                 158.0          393.4           -
  Issuance of notes payable of subsidiaries,
    net - not direct obligations of Conseco                 306.4            -           584.4
  Payments to repurchase equity securities of Conseco      (366.5)         (75.3)        (49.4)
  Payments to repurchase equity securities
    of subsidiaries                                         (35.7)         (52.2)        (21.7)
  Payments on notes payable of Conseco                     (378.4)        (157.2)        (23.8)
  Payments on notes payable of subsidiaries
     - not direct obligations of Conseco                    (66.5)        (127.3)       (291.2)
  Deposits to insurance liabilities                         634.6          891.9       1,131.8
  Investment borrowings                                    (207.2)         220.4         280.8
  Withdrawals from insurance liabilities                   (307.6)        (563.9)       (716.0)
  Dividends paid                                            (31.3)         (23.0)         (7.6)
                                                           ------       --------      --------
       Net cash provided (used)  by
         financing activities                              (209.3)       1,193.8         990.0
                                                           ------       --------      --------
       Net increase (decrease) in
         short-term investments                            (371.0)           (.2)        206.5

Short-term investments, beginning of year                   666.4          666.6         460.1
                                                           ------       --------      --------
Short-term investments, end of year                        $295.4       $  666.4      $  666.6
                                                           ======       ========      ========




















              The accompanying notes are an integral part
               of the consolidated financial statements.
/TABLE

                    CONSECO, INC. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements


    1.  SIGNIFICANT ACCOUNTING POLICIES:

    Basis of Presentation

    The following summary explains the accounting policies we use to arrive at some of the more significant numbers in our financial statements. We prepare our financial statements in accordance with generally accepted accounting principles ("GAAP"). We follow the accounting standards established by the Financial Accounting Standards Board ("FASB") and the American Institute of Certified Public Accountants ("AICPA") and the Securities and Exchange Commission.

    Conseco, Inc. ("We," "Conseco" or "the Company") is a specialized financial services holding company. We make controlling strategic investments in insurance companies and related businesses, manage the operations of those businesses to increase their value, provide services to acquired companies and other businesses, and seek to realize the increase in value that our management brings to acquired companies through sale or restructuring. The insurance companies in which we invest develop, market, issue and administer annuity, individual health insurance and life insurance products. Conseco provides administrative, data processing and investment management services to affiliated and nonaffiliated companies. Our principal wholly owned life insurance subsidiaries are Bankers National Life Insurance Company, National Fidelity Life Insurance Company ("National Fidelity") and Lincoln American Life Insurance Company.

    Consolidation issues. During 1990, Conseco formed Conseco Capital Partners, L.P. ("Partnership I"), which raised and invested $99.5 million of capital. Approximately half of this capital was provided by Conseco; the balance was provided by other investors.
A wholly owned subsidiary of Conseco was the sole general partner of Partnership I. Partnership I was the Company's vehicle for acquiring four insurance companies: Great American Reserve Insurance Company ("Great American Reserve") in June 1990, Jefferson National Life Insurance Company ("Jefferson National") in November 1990, Beneficial Standard Life Insurance Company ("Beneficial Standard") in March 1991 and Bankers Life and Casualty Company and its subsidiary, Certified Life Insurance Company (collectively, "Bankers Life") in November 1992. We accounted for all of these acquisitions as purchases, reflecting the acquired operations in our financial statements beginning with the acquisition dates. As sole general partner, Conseco exercised unilateral control over Partnership I. We were therefore required to include the accounts of Partnership I and its majority-owned subsidiaries in our consolidated financial statements until Partnership I was liquidated on March 31, 1993. See note 2 for a description of the activities of Partnership I.

    CCP Insurance, Inc. ("CCP"), a newly organized holding company for Partnership I's first three acquisitions, completed an initial public offering (IPO) in July 1992. As a result of the IPO, Conseco no longer had unilateral control over those entities and stopped including their accounts in our consolidated financial statements. We have included CCP and its subsidiaries in our financial statements on the equity basis since July 1, 1992.

    Bankers Life Holding Corporation, a company formed by Partnership I to acquire Bankers Life (collectively referred to herein as "BLH"), completed an IPO in March 1993. As a result of the IPO, Conseco no longer had unilateral control of BLH. However, after the acquisition by Conseco of additional shares of BLH in September 1993, Conseco's ownership position in BLH increased to 56 percent. As described in note 2, Conseco owned 58 percent of the equity of BLH at December 31, 1994. Accordingly, the accounts of BLH are consolidated with Conseco's accounts in the accompanying consolidated financial statements for both 1993 and 1994.

    BLH's former owner continued to own 40 percent of BLH following Partnership I's acquisition of BLH in 1992. Partnership I and Conseco were therefore required to account for that acquisition as a "step acquisition transaction" in accordance with the guidance provided in Issue Number 88-16 of the Emerging Issues Task Force of the Financial Accounting Standards Board entitled "Basis in Leveraged Buyout Transactions." We also used step acquisition accounting when we bought more BLH stock in September 1993. As a result, the assets and liabilities of BLH included in Conseco's 1993 and 1994 consolidated balance sheets represent the following combination of values: (i) the portion of BLH's net assets acquired by Conseco in the November 1992 acquisition made by Partnership I is valued as of that acquisition date; (ii) the portion of BLH's net assets acquired in September 1993 is valued as of that date, and (iii) the portion of BLH's net assets owned by minority interests is valued based on BLH's financial statements.

   Western National Corporation ("WNC"), a company formed in October 1993 to be the holding company for Western National Life Insurance Company ("Western National"), completed an IPO in February 1994. Prior to the IPO, WNC was a wholly owned subsidiary of Conseco. We sold 60 percent of our equity interest in the IPO. As a result of the IPO, we no longer had unilateral control of WNC and we ceased including the accounts of WNC in our consolidated financial statements. We sold our remaining 40 percent interest in WNC on December 23, 1994 (refer to note 2 for further discussion of the transactions involving WNC). Our equity in earnings of WNC in 1994 therefore reflected: (i) all of WNC's earnings for the period through February 15, 1994; and (ii) 40 percent of WNC's earnings for the period from February 15, 1994, through December 23, 1994.

    Conseco announced the closing of Conseco Capital Partners II, L.P. ("Partnership II") on February 2, 1994. Partnership II will invest in privately negotiated acquisitions of specialized annuity, life and accident and health insurance companies and related businesses. Partnership II received capital commitments totaling $624 million from 36 investors, including $100 million from Conseco, $25 million from BLH, $25 million from CCP, $50 million from WNC and $33 million from executive officers and directors of Conseco and its affiliates. In connection with the sale in December 1994 of its 40 percent interest in WNC, Conseco agreed to assume one-half of WNC's commitment to Partnership II.

    Partnership II acquired The Statesman Group, Inc. ("Statesman") on September 29, 1994 (as further described in note 2). As a result of the acquisition of Statesman and related financing transactions, Partnership II owns 80 percent of the outstanding shares of Statesman's common stock. Because Conseco Partnership Management, Inc., a wholly owned subsidiary of Conseco, is the sole general partner of Partnership II, Conseco controls Partnership II and Statesman even though its ownership interest is less than 50 percent. Because of this control, Conseco's consolidated financial statements are required to include the accounts of Partnership II and Statesman. Immediately after the acquisition of Statesman, Conseco, through its direct investment and through its equity interests in the investments made by BLH, CCP and WNC, had approximately a 27 percent ownership interest in Statesman. At December 31, 1994, Conseco's ownership interest in Statesman had decreased to 25 percent as the net result of: (i) the sale of Conseco's 40 percent equity interest in WNC on December 23, 1994;
(ii) the sale by a subsidiary of CCP of a portion of its investment in Statesman; and (iii) an increase in Conseco's percentage ownership in BLH and CCP due to stock repurchases by BLH and CCP.

    We accounted for the acquisition of Statesman using the purchase method of accounting. Under purchase accounting, we allocated the total purchase cost of Statesman to the assets and liabilities acquired, based on a preliminary determination of their fair values. We may adjust this allocation when we make a final determination of such values. We don't expect any adjustment to be material, however. We recorded as goodwill the excess of the total purchase cost over the fair value of the net assets.

     Neither "consolidation" nor "non-consolidation" changes the net income or shareholders' equity we report. Our consolidated financial statements do not include the results of material transactions between us and our consolidated affiliates, or among our consolidated affiliates. We reclassified some figures in our 1993 and 1992 financial statements and notes to conform with the 1994 presentation.

    Investments

    Fixed maturities are securities that mature more than one year after issuance. They include bonds, notes receivable and preferred stocks with mandatory redemption features.

    Equity securities include investments in common stocks and non-redeemable preferred stock.

    We implemented Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity
Securities" ("SFAS 115") as of December 31, 1993. We classified all our fixed maturity and equity securities into three categories:

    Actively managed - fixed maturity and equity securities that we may sell prior to maturity in response to changes in interest rates, issuer credit quality or our liquidity requirements. We carry actively managed securities at fair value. We record any unrealized gain or loss, net of tax and the related adjustments described below, to shareholders' equity.

    Trading account - fixed maturity and equity securities that we buy principally for the purpose of selling in the near term. We carry trading account securities at estimated fair value. We include any unrealized gain or loss in net trading income.

    Held to maturity - (all other fixed maturities) securities which we have the ability and positive intent to hold to maturity. When we own such securities (we own none currently), we carry them at amortized cost. We may dispose of these securities if the credit quality of the issuer deteriorates, if regulatory requirements change or under other unforeseen circumstances.

    Our prior accounting for fixed maturity and equity investments was consistent with SFAS 115, with one exception: previously, we
had recorded net unrealized gains and losses on trading    account
securities as adjustments to shareholders' equity. Under SFAS 115, these are recognized as trading income (loss). Net unrealized gain
(loss) on trading account securities at either December 31, 1993, and 1994, was not material.

    We consider the anticipated returns from investing policyholder balances, including realized gains and losses, in determining the amortization of the cost of policies purchased and the cost of policies produced. When we state actively managed fixed maturities at fair value, we also adjust the cost of policies purchased and the cost of policies produced to reflect the change in cumulative amortization that we would have recorded if we had sold these securities at their fair value and reinvested the proceeds at current yields. If future yields on such securities decline, it may be necessary to increase certain of our insurance liabilities. We are required to adjust such liabilities when their balances and future net cash flows (including investment income) are insufficient to cover future benefits and expenses.

    Unrealized gains and losses and the related adjustments described above have no effect on our earnings. We record them, net of tax, to shareholders' equity. The following table summarizes the effect of these adjustments on Conseco's actively managed fixed maturities and Conseco's ownership interest in the fixed maturity investment portfolio of CCP as of December 31, 1994:

                                                              Effect of Fair Value
                                                                 Adjustment to
                                            Balance             Actively Managed      Reported
                                       before Adjustment        Fixed Maturities       Amount
                                       ------------------       ----------------       ------
                                                              (Dollars in millions)

  Actively managed fixed maturities      $7,440.5                   $(373.4)          $7,067.1
  Investment in CCP Insurance, Inc.         240.2                     (44.8)             195.4
  Cost of policies purchased                937.8                      83.8            1,021.6
  Cost of policies produced                 287.7                      13.0              300.7
  Income tax asset                           87.1                     108.1              195.2
  Minority interest                         397.3                     (75.6)             321.7
  Unrealized depreciation of securities      (2.0)                   (137.7)            (139.7)

    When there are changes in conditions that cause us to transfer a fixed maturity investment to a different category (i.e., actively managed, trading or held to maturity), we transfer it to the new category at its fair value on the date of the transfer. We account for the security's unrealized gain or loss (such amounts were immaterial in 1994) as follows:

    For a transfer to the trading category - we recognize the unrealized gain or loss immediately in earnings.

    For a transfer from the trading category - we do not reverse the unrealized gain or loss already recognized in earnings.

    For a transfer to actively managed from held to maturity - we recognize the unrealized gain or loss immediately in shareholders' equity.

    For a transfer to held to maturity from actively managed - we continue to report the unrealized gain or loss at the date of transfer in shareholders' equity, but we amortize the gain or loss over the remaining life of the security as an adjustment of yield.

    Before we adopted SFAS 115, we transferred the above investments to the new category at the lower of cost or fair value at the date of transfer. We recognized any unrealized losses immediately upon such transfers; we deferred any unrealized gains until the final disposition of the securities. Transfers between categories in 1993 and 1992 (and any resulting gains or losses) were immaterial.

    Credit-tenant loans are loans for commercial properties. When we make these loans: (i) the lease of the principal tenant must be assigned to Conseco; (ii) the lease must produce adequate cash flow to fund substantially all the requirements of the loan; and (iii) the principal tenant or the guarantor of such tenant's obligations must have an investment-grade credit rating when the loan is made. These loans also must be secured by the value of the related property. Our underwriting guidelines take into account such factors as:(i) the lease term of the property; (ii) the borrower's management ability, including business experience, property management capabilities and financial soundness; and (iii) such economic, demographic or other factors that may affect the income generated by the property, or its value. The underwriting guidelines generally require a loan-to-value ratio of 75 percent or less. We carry both credit-tenant loans and traditional mortgage loans at amortized cost.

    As part of our investment strategy, we may enter into reverse repurchase agreements and dollar-roll transactions to increase our investment return or improve our liquidity. We account for these transactions as collateral borrowings, where the amount borrowed is equal to the sales price of the underlying securities.

    Other invested assets consist principally of investments in unconsolidated limited partnerships. We generally account for them using the equity method.

    Policy loans are stated at their current unpaid principal balances.

    Short-term investments include commercial paper, invested cash and other investments purchased with maturities of less than three months. We carry them at amortized cost, which approximates their estimated fair value. We consider all short-term investments to be cash equivalents.

    We defer any fees received or costs incurred when we originate investments--principally credit-tenant loans and mortgages. We amortize fees, costs, discounts and premiums as yield adjustments over the contractual lives of the investments. We consider anticipated prepayments on mortgage-backed securities in determining estimated future yields on such securities.

    We record the cost of each individual investment security.
When we sell, we report the difference between our sale proceeds and our carrying value of the individual security as a realized gain or loss on investments. If the proceeds result from prepayments by the issuer prior to maturity, then those differences are recorded as an adjustment to investment income.

    We regularly evaluate all our credit-tenant loans, mortgage loans and other investments based on current economic conditions, credit loss experience and other investee-specific developments.
If there is a decline in a security's net realizable value that is other than temporary, we treat it as a realized loss and we reduce our cost basis of the security to its estimated fair value. If a loan becomes impaired (i.e., it becomes probable that we will be unable to collect all amounts due according to the contractual terms of the agreement), we revalue the loan at the present value of expected cash flows, discounted at the loan's effective interest rate. We accrue interest thereafter on the net carrying amount of impaired loans.

    Separate Accounts

    Separate accounts are funds on which investment income and gains or losses accrue directly to certain policyholders. The assets of these accounts are legally segregated. They are not subject to the claims which may arise out of any other business of Conseco. We report separate account assets at market value; the underlying investment risks are assumed by the contract holders. We record the related liabilities at amounts equal to the underlying assets; the fair value of these liabilities is equal to their carrying amount.

    Cost of Policies Purchased

    When we acquire an insurance company, we assign a portion of its cost to the right to receive future cash flows from insurance contracts existing at the date of the acquisition. This cost of policies purchased represents the actuarially determined present value of the projected future cash flows from the acquired policies. To determine this value, we use a method which is consistent with methods commonly used to value blocks of insurance business and with the basic methodology generally used to value assets. It can be summarized as follows:

    - Identify the expected future cash flows from the blocks of business.

    - Identify the risks to realizing those cash flows (i.e., assess the probability that the cash flows will be realized).
    - Identify the rate of return that we must earn in order to accept these risks, based on consideration of the factors summarized below.

    - Determine the value of the policies purchased by discounting the expected future cash flows by the discount rate we need to earn.

    The expected future cash flows we use in determining such value are based on actuarially determined projections of future premium collections, mortality, surrenders, operating expenses, changes in insurance liabilities, investment yields on the assets held to back the policy liabilities and other factors. These projections take into account all factors known or expected at the valuation date, based on the collective judgment of Conseco's management. Our actual experience on purchased business may vary from projections due to differences in renewal premiums collected, investment spread, investment gains or losses, mortality and morbidity costs and other factors.

    The discount rate we use to determine the value of the cost of policies purchased is the rate of return we need to earn in order to invest in the business being acquired. In determining this required rate of return, we consider the following factors:

    - The magnitude of the risks associated with each of the actuarial assumptions used in determining expected future cash flows (as described above).

    -  Our cost of the capital required to fund the acquisition.


  - The likelihood of changes in projected future cash flows that might occur if there are changes in insurance regulations and tax laws.

  - The acquired company's compatibility with other Conseco activities that may favorably affect future cash flows.

  - The complexity of the acquired company.

  - Recent prices (i.e., discount rates used in determining valuations) paid by others to acquire similar blocks of business.

    After we determine the cost of policies purchased, we amortize that amount based on the incidence of the expected cash flows. For acquisitions we made on or before November 19, 1992, we amortize the asset with interest at the same rate used to determine the discounted value of the asset. For acquisitions after November 19, 1992, including the acquisition of Statesman on September 29, 1994, and the acquisition of additional shares of BLH on September 30, 1993, we amortize this asset using the interest rate credited to the underlying policies.

    If renewal premiums collected, investment spread, investment gains or losses, mortality and morbidity costs or other factors differ from our expectations, we adjust our amortization of the cost of policies purchased. For example, the sale of a fixed maturity investment may result in a gain (or loss). If the sale proceeds are reinvested at a lower (or higher) earnings rate, there may also be a reduction (or increase) in our future investment spread. We must then increase (or decrease) amortization to reflect the change in the incidence of expected cash flows. For acquisitions made on or before November 19, 1992, we adjust amortization in the current and future years to reflect: (i) our revised estimate of future cash flows; and (ii) the revised interest rate at which the discounted present value of such expected future profits equals the unamortized asset balance (this rate may not exceed the rate initially used and may not be lower than the rate earned on invested assets). For acquisitions made after November 19, 1992, we adjust amortization consistent with the methods used with the cost of policies produced (described below).

    We evaluate annually the recoverability of the cost of policies purchased. We compare our current estimate of expected future cash flows (discounted at the rate earned on our invested assets) to the unamortized asset balance by line of insurance business. If our current estimate indicates that the existing insurance liabilities, together with the present value of future net cash flows from the blocks of business purchased, will be insufficient to recover the cost of policies purchased, we charge the difference to expense.

    Cost of Policies Produced

    The costs directly related to producing new business are referred to as cost of policies produced. They consist primarily of commissions and certain costs of policy issuance and underwriting, net of fees charged to the policy in excess of ultimate fees charged. To the extent that they are recoverable from future profits, we defer these costs and amortize them with interest as follows:

 - For universal life-type contracts and investment-type contracts, in relation to the present value of expected gross profits from the contracts, discounted using the interest rate credited to the policy.

 - For immediate annuities with mortality risks, in relation to the present value of benefits to be paid.

 - For traditional life and accident and health products, in relation to future anticipated premium revenue, using the same assumptions that are used in calculating the insurance liabilities.

    We evaluate annually the recoverability of the unamortized balance of the cost of policies produced. For universal life-type contracts and investment-type contracts, we increase or decrease the accumulated amortization whenever there is a material change in the estimated gross profits expected over the life of a block of business. We do this in order to maintain a constant relationship between the cumulative amortization and the present value (discounted at the rate of interest that accrues to the policies) of expected gross profits. For most other contracts, we reduce the unamortized asset balance (by a charge to income) only when the present value of future cash flows, net of the policy liabilities, is insufficient to recover the asset balance.

    Goodwill

    Goodwill is the excess of the amount we paid to acquire a company over the fair value of its net assets. We amortize goodwill on the straight-line basis over a 40-year period. We continually monitor the value of our goodwill based on our estimates of future earnings. If we determine that our goodwill has been impaired, we reduce its carrying value with a corresponding charge to expense (no such charges have been made).

    Property and Equipment

    We carry property and equipment at depreciated cost. We depreciate property and equipment on a straight-line basis over the estimated useful lives of the assets, which range from three to 50 years. Our depreciation expense was $8.3 million in 1994, $6.0 million in 1993 and $3.7 million in 1992.

    Insurance Liabilities, Recognition of Insurance Policy Income and Related Benefits and Expenses

    Our reserves for universal life-type and investment-type contracts are based either on the contract account balance (if future benefit payments in excess of the account balance are not guaranteed) or on the present value of future benefit payments (if such payments are guaranteed). We make additions to insurance liabilities if we determine that future cash flows (including investment income) are insufficient to cover future benefits and expenses.

    For investment contracts without mortality risk (such as deferred annuities and immediate annuities with benefits paid for a period certain) and for contracts that permit either Conseco or the insured to make changes in the contract terms (such as single-premium whole life and universal life), we record premium deposits and benefit payments as increases or decreases in a liability account, rather than as revenue and expense. We record as revenue any amounts charged against the liability account for the cost of insurance, policy administration and surrender penalties. We record as expense any interest credited to the liability account and any benefit payments which exceed of the contract liability account balance.

    Our reserves for traditional and limited-payment life contracts are generally calculated using the net level premium method, based on assumptions as to investment yields, mortality, withdrawals and dividends. We make these assumptions at the time the contract is issued or, in the case of contracts acquired by purchase, at the purchase date. We base these assumptions on projections from past experience, making allowance for possible unfavorable deviation.

    For traditional life insurance contracts, we recognize premiums as income when due or, for short duration contracts, over the period to which the premiums relate. We recognize benefits and expenses as a level percentage of earned premiums. We accomplish this by providing for future policy benefits and by amortizing deferred policy acquisition costs.

    For contracts with mortality risk, but with premiums paid for only a limited period (such as single premium immediate annuities with benefits paid for the life of the annuitant), our accounting treatment is similar to that used for traditional contracts. An exception is that we defer the excess of the gross premium over the net premium and recognize it in relation to the present value of expected future benefit payments (when accounting for annuity contracts) or in relation to insurance in force (when accounting for life insurance contracts).

    We establish reserves for the estimated present value of the remaining net cost of all reported and unreported claims. We base our estimates on past experience and on published tables for disabled lives. We believe that the reserves we have established are adequate. Final claim payments, however, may differ from the established reserves, particularly when those payments may not occur for several years. Any adjustments we make to reserves are reflected in the results for the year during which the adjustments are made.

    The liability for future policy benefits for accident and health policies consists of active life reserves and the estimated present value of the remaining ultimate net cost of incurred claims. The active life reserves include unearned premiums and additional reserves. The additional reserves are computed on the net level premium method using assumptions for future investment yield, mortality and morbidity experience. The assumptions are based on projections of past experience and include provisions for possible adverse deviation.

    For participating policies, we determine annually the amount of dividends to be paid. We include as an insurance liability the portion of the earnings allocated to participating policyholders.

    Reinsurance

    In the normal course of business, Conseco seeks to limit its exposure to loss on any single insured and to recover a portion of the benefits paid. We do this by ceding reinsurance to other insurance enterprises or reinsurers under excess coverage and coinsurance contracts. We limit how much risk per policy we will retain. This retention limit does not exceed $.8 million on any of our policies.

    We report assets and liabilities related to insurance contracts before the effects of reinsurance. We report reinsurance receivables and prepaid reinsurance premiums (including amounts related to insurance liabilities) as assets. We recognize estimated reinsurance receivables in a manner consistent with the liabilities related to the underlying reinsured contracts, in accordance with Statement of Financial Accounting Standards No. 113, "Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts."

    Income Taxes

    Our income tax expense includes deferred taxes arising from temporary differences between the tax and financial reporting basis of assets and liabilities. This liability method of accounting for income taxes also requires us to reflect the effect of a tax rate change on accumulated deferred income taxes in income in the period in which the change is enacted.

    Minority Interest

    Our consolidated financial statements include all of the assets, liabilities, revenues and expenses of Partnership I (for periods prior to its liquidation on March 31, 1993), Partnership II, and BLH. We make a charge against consolidated income for the share of earnings of these partially owned entities allocable to the minority interests. We show the shareholders' equity of such entities allocable to the minority interests separately on our consolidated balance sheet.

    Earnings Per Share

    We have adjusted all applicable share and per share data for the two-for-one stock split distributed on April 1, 1992. We compute primary net income per share by dividing earnings (less preferred dividend requirements and an adjustment for the dilutive securities of affiliates and of subsidiaries of Partnership I) by the weighted average number of common and common equivalent shares outstanding for the period. We compute fully diluted net income per share the same basis, except that, if more dilutive: (i) the number of common equivalent shares related to stock options is based on the period-end market value of the shares, instead of the average market value; and (ii) convertible preferred stock is assumed to be converted into common shares.

    Fair Values of Financial Instruments

    We use the following methods and assumptions to determine the estimated fair values of financial instruments:

    Investment securities. For fixed maturity securities (including redeemable preferred stocks) and for equity and trading account securities, we use quoted market prices, where available. For fixed maturity securities not actively traded, we use values obtained from independent pricing services or, in the case of private placements, by discounting expected
    future cash flows   using a current market rate appropriate for
    the yield, credit quality and maturity of the investment being priced.

    Short-term investments. We use quoted market prices. The carrying amount reported on our consolidated balance sheet for these instruments approximates their estimated fair value.

    Mortgage loans, credit-tenant loans and policy loans. We discount future expected cash flows based on interest rates currently being offered for similar loans to borrowers with similar credit ratings. We aggregate loans with similar characteristics in our calculations.

    Other invested assets. We have assumed that these assets, which are not material, have a market value equal to carrying value.

    Interest rate swaps. We use fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the credit standing of the counterparties.

    Insurance liabilities for investment contracts. We use discounted cash flow calculations based on interest rates currently being offered for similar contracts having maturities consistent with the contracts being valued.

    Investment borrowings and notes payable. We use either: (i) discounted cash flow analyses based on our current incremental borrowing rates for similar types of borrowing arrangements; or
   (ii) current market values for publicly traded debt.

    Here are the estimated fair values of our financial instruments:

                                                        1994                             1993
                                                ----------------------          ---------------------
                                                Carrying          Fair          Carrying         Fair
                                                 Amount           Value          Amount          Value
                                                 ------           -----          ------          -----
                                                                  (Dollars in millions)
Financial assets issued for purposes
  other than trading:
    Actively managed fixed maturities          $7,067.1         $7,067.1         $9,821.7       $9,821.7
    Equity securities                              39.6             39.6             30.3           30.3
    Mortgage loans                                142.6            146.7            158.4          175.0
    Credit-tenant loans                            69.0             61.3            326.9          325.1
    Policy loans                                  175.1            175.1            190.0          190.0
    Other invested assets                          68.7             68.7             64.2           64.2
    Short-term investments                        295.4            295.4            666.4          666.4

Trading account securities                         21.6             21.6            105.8          105.8

Financial liabilities issued for purposes
  other than trading:
    Insurance liabilities for investment
     contracts (1)                              5,727.6          5,727.6          7,114.4        7,114.4
    Interest rate swaps:
     Recognized                                    10.6             10.6              -               -
     Unrecognized                                   -                -                -            (13.8)
    Investment borrowings                           -                -              427.7          427.7
    Notes payable of Conseco                      191.8            173.6            413.0          429.4
    Notes payable of Bankers Life Holding
     Corporation, not direct obligations
     of Conseco                                   280.0            306.0            290.3          326.0
    Notes payable of Partnership II
     entities, not direct
     obligations of Conseco                       331.1            339.7              -              -
-----------------

 (1) The estimated fair value of the liabilities for investment contracts was approximately equal to its carrying value at December 31, 1994, and 1993. This was because interest rates credited on the vast majority of account balances approximate current rates paid on similar investments and because these rates are not generally guaranteed beyond one year. We are not required to disclose fair values for insurance liabilities, other than those for investment contracts. However, we take into consideration the estimated fair values of all insurance liabilities in our overall management of interest rate risk. We attempt to minimize exposure to changing interest rates by matching investment maturities with amounts due under insurance contracts.

    2. ACQUISITIONS/DISPOSITIONS:

    CCP Insurance, Inc.

    In July 1992, CCP, a newly organized holding company for Partnership I's first three acquisitions, completed an IPO of
8,010,700 shares of common stock.   Net proceeds to CCP totaled
$111.2 million. The shares issued in the offering represented a 31 percent ownership interest in the common stock outstanding of CCP. The remaining ownership interest in CCP was held by Conseco and others who received common stock of CCP in a liquidating distribution from Partnership I.

    In September 1993, CCP completed a public offering in which CCP sold 3.0 million shares of its common stock and certain shareholders sold 6.5 million shares of CCP common stock. Proceeds of approximately $80.9 million from the offering of common shares by CCP (after underwriting and issuance costs) were added to CCP's funds for general corporate purposes. CCP received no proceeds from the sale of shares by the selling shareholders. In a separate transaction, Conseco purchased 2.0 million shares of CCP common stock from the selling shareholders for $53.6 million. In addition, Conseco purchased .3 million shares of CCP common stock in open market transactions for $5.9 million during 1993. After these transactions, Conseco owned 40 percent of the common stock of CCP.

    In early 1994, CCP announced a program to repurchase up to 2.0 million shares of its common stock in the open market or through negotiated transactions. In October 1994, CCP expanded the repurchase program to 4.0 million shares. During 1994, CCP acquired 3.5 million shares of its common stock under this program at a cost of $71.8 million. CCP's repurchases increased Conseco's ownership interest in CCP to 45 percent.

    The Partnership I agreement provided for incentive compensation to the general partner in the event returns to the limited partners were in excess of prescribed targets. The distribution of CCP shares to the limited partners in 1992 caused such targets to be exceeded, resulting in incentive compensation to Conseco of $6.1 million, net of tax of $3.2 million. In addition, Conseco's income in 1992 included $1.9 million, net of tax of $7.3 million, representing Conseco's percentage share in the increase in CCP's shareholders' equity account attributable to the proceeds from CCP's IPO.

    The closing price of CCP's shares on the New York Stock Exchange on December 31, 1994, was $20.375 per share, indicating a total fair value of Conseco's investment in CCP of $235.4 million.
 Conseco's cost of these shares was $102.8 million. The CCP shares held by Conseco are not freely tradable, and sale of such shares may require a registration statement with the Securities and Exchange Commission.

    Bankers Life Holding Corporation

    On November 9, 1992, Partnership I acquired BLH from Southwestern Life Corporation (formerly I.C.H. Corporation, and referred to in this report as "Southwestern Life"). The purchase price of $600.0 million was funded with the net proceeds of the following securities issued by BLH: (i) $175.0 million senior notes to a group of lending banks; (ii) $200.0 million senior subordinated notes; (iii) $45.0 million payment-in-kind junior subordinated notes (including $8.3 million provided by Conseco and $34.7 million provided by Southwestern Life); (iv) $158.3 million of payment-in-kind preferred stock (of which $108.3 million was provided by Conseco and $50.0 million was provided by Southwestern
Life); and (v) $66.7 million of common stock of BLH, including $16.7 million directly provided by Southwestern Life and $50.0 million provided by Partnership I (including $25.5 million provided by Conseco and $9.6 million provided by Southwestern Life). None of the BLH notes are direct obligations of Conseco. As a result of this acquisition, Conseco owned approximately 44 percent of the common equity interest in BLH through its direct investments and investments in Partnership I. For accounting convenience, the acquisition was reported as of November 1, 1992, and Conseco made adjustments to reflect financing costs for the period between that date and the actual date of acquisition, November 9, 1992.

   On March 25, 1993, BLH completed an IPO of 19.6 million shares of its common stock at $22 per share. Proceeds from the offering of $405.3 million (after underwriting and issuance costs) were used by BLH to redeem all outstanding preferred stock, to retire all junior subordinated debt, to prepay a portion of the senior debt and for other corporate purposes. After the offering, Conseco owned 31 percent of the common shares of BLH. As a result of the offering, Conseco recorded a one-time gain of $58.8 million (net of tax of $40.4 million) in the first quarter of 1993, representing Conseco's direct percentage share of the increase in BLH's shareholders' equity account attributable to the proceeds from the offering. In addition, Conseco recorded a gain of $2.2 million (net of tax of $.1 million) in the first quarter of 1993, representing Conseco's indirect percentage share (through the Company's ownership of CCP) of CCP's percentage share of the increase in BLH's shareholders' equity account attributable to the proceeds from the offering. The Partnership I agreement provided for incentive compensation to Conseco as the general partner in the event that returns to the limited partners were in excess of prescribed targeted returns. The distribution of BLH shares to the limited partners caused such targets to be exceeded, resulting in incentive compensation to Conseco of $22.3 million, net of tax of $14.3 million.

    On September 30, 1993, Conseco acquired 13.3 million shares of BLH common stock from Southwestern Life for $287.6 million. The shares purchased represented 25 percent of BLH's outstanding shares. Conseco paid for these shares by surrendering for redemption $50.0 million stated value of Southwestern Life preferred stock, and by paying $237.6 million in cash. Conseco funded the cash payment using available cash and the net proceeds from a $200.0 million senior unsecured loan. As described below, the loan was repaid in February 1994, using the proceeds from the IPO of WNC. The transaction with Southwestern Life increased Conseco's ownership of BLH to 56 percent.

    In April 1994, BLH announced a program to repurchase up to 2 million of its common shares in open-market or negotiated transactions. During 1994, BLH acquired 1.8 million shares of its common stock under this program at a cost of $35.7 million. BLH's repurchases increased Conseco's ownership interest in BLH to 58 percent.

    The closing price of BLH's shares on the New York Stock Exchange on December 31, 1994, was $19.00 per share, indicating a total fair value of Conseco's investment in BLH of $576.9 million. Conseco's cost of these shares was $313.1 million; net equity included in these consolidated financial statements is $477.9
million.   Shares held by Conseco are not freely tradable, and sale
of such shares may require a registration statement with the Securities and Exchange Commission.

    Western National Corporation

    On February 15, 1994, WNC completed the IPO of 37.2 million shares of common stock. Of these shares, 2.3 million were sold by WNC and 34.9 million were sold by Conseco. In addition, Conseco sold .2 million shares to the president of WNC at the IPO price, less underwriting discounts and commissions. In connection with the organization of WNC and the transfer of the stock of Western National to WNC by Conseco, WNC issued 60 million shares of its common stock and a $150.0 million, 6.75 percent senior note due March 31, 1996 (the "Conseco Note") to Conseco. On February 22, 1994, WNC completed a public offering of $150.0 million aggregate principal amount of 7.125 percent senior notes due February 15,
2004.   The net proceeds from the offering of $147.5 million (after original issue discount, underwriting discount and offering expenses) together with some of the proceeds from WNC's IPO of common stock, were used to repay the Conseco Note.

    The shares sold by Conseco represented a 60 percent interest in
WNC.   Net pre-tax proceeds to Conseco from the repayment of the
Conseco Note and the sale of WNC shares totaled $537.3 million. These proceeds were used to repay a $200 million senior unsecured
loan and for other general corporate purposes.   In the first
quarter of 1994, Conseco reported a gain of approximately $42.4 million (net of taxes of $22.9 million) as a result of these transactions.

    On December 23, 1994, Conseco sold its remaining 40 percent interest in WNC to American General Corporation for $274.4 million in cash, or $11.00 for each of the 24,947,500 WNC shares owned by Conseco. Conseco recognized a gain from the sale of approximately $4.1 million, net of taxes of $11.4 million. Net cash proceeds from the sale were used for general corporate purposes, including the repurchase of common stock of Conseco (see note 10).

    The disposition of WNC as a result of the IPO was recorded in the consolidated statement of cash flows as follows (dollars in millions):

             Fixed maturities                       $7,125.7
             Mortgage loans                             97.1
             Credit-tenant loans                       267.8
             Investment in WNC                        (760.9)
             Policy loans                               71.6
             Trading account securities                 60.8
             Other investments                          19.4
             Cost of policies purchased                 61.9
             Cost of policies produced                  84.9
             Income taxes                               12.1
             Reinsurance receivables                    74.9
             Insurance liabilities                  (7,379.9)
             Other                                     (87.9)
                                                    --------

                 Cash held by WNC prior
                   to deconsolidation                 (352.5)

             Proceeds received upon disposition
                of WNC                                 811.7
                                                    --------
                 Net cash provided by disposition
                   of WNC                           $  459.2
                                                    ========

    Marketing Distribution Systems Consulting Group, Inc.
("Bankmark")

    Conseco acquired 95 percent of the outstanding common stock of Bankmark in March 1993 for $6.1 million. Bankmark is a marketing company which develops marketing relationships with financial institutions to provide insurance and investment products to their customers.

  The Statesman Group, Inc.

  On September 29, 1994, Partnership II completed the acquisition of Statesman (the "Acquisition"). Under an Agreement and Plan of Merger dated May 1, 1994, Statesman merged with a subsidiary of Partnership II. Statesman's former stockholders received $15.25 in cash per common equivalent share. They also received a contingent payment right to receive up to another $2.00 in cash per common equivalent share (the "Contingent Consideration"), based on the outcome of Statesman's pending litigation against the U.S. Government concerning Statesman's former savings bank subsidiary (the "Statesman Litigation").

  The Acquisition and related transactions were funded with: (i) $45.9 million of cash contributions from Partnership II (including $7.4 million provided by Conseco, $1.8 million by BLH, $1.8 million by CCP and $3.7 million by WNC); (ii) $57.0 million in cash from the sale in a private placement of payment-in-kind preferred stock (the "Statesman PIK Preferred Stock") (including $25.9 million purchased by BLH and $24.0 million purchased by CCP, $3.0 million of which was sold by CCP in December 1994); (iii) $150.0 million in cash from the sale in a public offering of 11-1/4% Senior Subordinated Notes due 2004 (the "ALHC Senior Subordinated Notes"); and (iv) $200.0 million in cash from a senior secured loan (the "ALHC Senior Term Loan"). The sources and uses of this financing are summarized below (dollars in millions):

       Sources of funds:
         ALHC Senior Term Loan:
           Borrowed upon closing of the Acquisition                         $170.0
           To be borrowed upon determination of Statesman Litigation          30.0   (i)
         ALHC Senior Subordinated Notes                                      150.0
         Statesman PIK Preferred Stock                                        57.0
         Common equity contribution from Partnership II                       45.9
                                                                            ------
               Total sources                                                $452.9
                                                                            ======
       Uses of funds:
         Payment of cash consideration to acquire Statesman                 $314.1   (ii)
         Payment upon determination of Statesman Litigation                   30.1   (i)
         Repayment of bank indebtedness of a subsidiary of Statesman          55.5   (iii)
         Transaction fees and expenses                                        15.7
         Purchase of surplus note from American Life and
           Casualty Insurance Company, Statesman's
           principal operating subsidiary                                     24.0
         Cash retained                                                        13.5
                                                                            ------
               Total uses                                                   $452.9
                                                                            ======
---------------------------

(i) In the event of a determination of the Statesman Litigation that is unfavorable to Statesman, $30.1 million would be paid to the holders of Statesman's 1988 Series I and II Preferred Stock $1 Par (the "Statesman 1988 Series Preferred Stock"). This stock is currently held by the U.S. Government. In the event of a favorable determination of this litigation, the same amount, representing a portion of the Contingent Consideration, would be paid to the other former stockholders of Statesman.

(ii) This amount assumes conversion for redemption of all of Statesman's outstanding 6-1/4% Convertible Subordinated Debentures due 2003 (the "Convertible Debentures"). These debentures were convertible into an aggregate of 4,528,125 shares of Statesman common stock. At December 31, 1994, $24.2 million of the Convertible Debentures remained outstanding. Cash in such amount is held in escrow for use when the Convertible Debentures are converted, are redeemed by Statesman, or mature.

(iii) A subsidiary of Statesman was the borrower under a credit facility having an outstanding balance (including accrued interest and fees) of $55.5 million at the Acquisition date. This facility was repaid with a portion of the proceeds from the financing.

    In accordance with the Partnership II agreement, Conseco earned fees of $2.5 million (net of taxes of $1.3 million) for services related to the financing of the Acquisition.

    The acquisitions of CCP, BLH, Bankmark and Statesman described above were recorded in the consolidated statement of cash flows as follows:

                                                1994              1993             1992
                                                -----             ----             ----
                                                          (Dollars in millions)
Fixed maturities                             $(3,906.0)           $    -         $ (721.3)
Mortgage loans                                   (64.7)               (.6)          (22.5)
Policy loans                                     (59.1)                -            (35.9)
Investment in CCP                                  -                (59.5)            -
Trading account securities                         -                   -           (377.2)
Other investments                                (51.9)              50.0           (35.6)
Cost of policies purchased                      (454.3)            (118.4)         (516.0)
Cost of policies produced                          -                 73.3          (152.9)
Goodwill                                        (355.4)            (154.6)         (100.9)
Income taxes                                    (119.9)              14.3            32.7
Reinsurance receivables                           (5.6)                -           (638.7)
Cash segregated for future redemption of
  Convertible Debentures                         (69.1)                -              -
Securities segregated for future redemption
  of preferred stock                             (35.5)                -              -
Insurance liabilities                          4,658.4               11.2         2,436.4
Notes payable                                    122.0               12.1             -
Minority interest                                 99.0             (117.8)            -
Other                                             26.8              (10.9)          (71.1)
                                             ---------            -------        --------
     Cash used                               $  (215.3)           $(300.9)       $ (203.0)
                                             =========            =======        ========

    The following unaudited pro forma results of operations of the Company are presented as if the following had occurred as of January 1, 1993: (i) Partnership II's acquisition of Statesman;
(ii) the IPO of WNC; (iii) the sale by Conseco of its remaining 40 percent equity interest in WNC; (iv) the IPO of BLH; and (v) Conseco's subsequent purchases of additional shares of BLH and CCP. Prior operations of Bankmark are not included in the following table; their effect is not material.

                                                         1994              1993
                                                         ----              ----
                                            (Dollars in millions, except per share amounts)
Revenues                                               $2,031.9          $2,102.1
Income before extraordinary charge                         73.5             113.4

Earnings before extraordinary charge
 per common share and common
 equivalent share:
  Primary                                                 $2.08             $3.17
  Fully diluted                                            2.08              3.17

    The following unaudited pro forma results of operations of the Company are presented as if the following had occurred as of January 1, 1992: (i) Partnership I's acquisition of Bankers; (ii) the IPOs of BLH and CCP; and (iii) Conseco's subsequent purchases of additional shares of BLH and CCP.

                                                                 1992
                                                                 ----
                                            (Dollars in millions, except per share amounts)
Revenues                                                        $2,290.0
Income before extraordinary charge                                 189.7

Earnings before extraordinary charge per
 common share and common equivalent share:
    Primary                                                        $6.15
    Fully diluted                                                   6.12


    3.   INVESTMENTS:

    At December 31, 1994, the amortized cost and estimated fair value of actively managed fixed maturities were as follows:

                                                    Gross          Gross      Estimated
                                      Amortized   unrealized     unrealized      fair
                                        cost        gains          losses        value
                                        ----        -----          ------        -----
                                                    (Dollars in millions)
United States Treasury securities
  and obligations of United
  States government
  corporations and agencies          $   360.6       $  .7       $   9.5       $   351.8
Obligations of states and
  political subdivisions                  30.1          .1           1.3            28.9
Debt securities issued by
  foreign governments                     83.0          -            2.8            80.2
Public utility securities              1,303.7         6.4          83.5         1,226.6
Other corporate securities             2,953.1        11.8         144.4         2,820.5
Mortgage-backed securities             2,710.0         6.1         157.0         2,559.1
                                      --------       -----        ------        --------
    Total actively managed
        fixed maturities              $7,440.5       $25.1        $398.5        $7,067.1
                                      ========       =====        ======        ========

    The amortized cost and estimated fair value of actively managed fixed maturities were as follows at December 31, 1993:

                                                    Gross          Gross      Estimated
                                      Amortized   unrealized     unrealized      fair
                                        cost        gains          losses        value
                                        ----        -----          ------        -----
                                                    (Dollars in millions)

United States Treasury
  securities and obligations
  of United States government
  corporations and agencies          $  76.5         $   3.9      $  2.0       $    78.4
Obligations of states and
  political subdivisions                78.9             1.0         2.5            77.4
Debt securities issued
  by foreign governments                 2.9              .9         -               3.8

Public utility securities            2,255.1            80.6        28.2         2,307.5
Other corporate securities           4,029.7           206.8        38.3         4,198.2
Mortgage-backed securities           3,083.4            90.6        17.6         3,156.4
                                    --------          ------       -----        --------
    Total actively managed
        fixed maturities            $9,526.5          $383.8       $88.6        $9,821.7
                                    ========          ======       =====        ========

    The following table sets forth the amortized cost and estimated fair value of actively managed fixed maturities as of December 31, 1994, based upon the pricing source used to determine estimated fair value:

                                                                   Estimated
                                                    Amortized         fair
                                                      cost           value
                                                      ----           -----
                                                     (Dollars in millions)
Nationally recognized pricing services              $6,437.0       $6,085.9
Broker-dealer market makers                            967.1          944.5
Internally developed methods (calculated
  based on a weighted-average current
  market yield of 10.0 percent)                         36.4           36.7
                                                    --------       --------
      Total actively managed fixed maturities       $7,440.5       $7,067.1
                                                    ========       ========
/TABLE

    The following table sets forth fixed maturity investments at December 31, 1994, classified by rating categories. The category assigned is the highest rating by a nationally recognized statistical rating organization or, as to $152.9 million fair value of fixed maturities not rated by such firms, the rating assigned by the National Association of Insurance Commissioners ("NAIC"). For purposes of the table, NAIC Class 1 is included in the "A" rating; Class 2, "BBB-"; Class 3, "BB-"; and Classes 4-6, "B+ and below."

                                     Percent of            Percent of
        Investment rating         fixed maturities      total investments
        -----------------         ----------------      ------------------
            AAA                          41%                   36%
            AA                            7                     6
            A                            24                    21
            BBB+                          7                     6
            BBB                           8                     7
            BBB-                          9                     7
                                        ---                    --
              Investment grade           96                    83
                                        ---                    --
            BB+                           1                     1
            BB                            1                     1
            BB-                           1                     1
            B+ and below                  1                     1
                                        ---                    --
              Below investment grade      4                     4
                                        ---                    --
              Total fixed maturities    100%                   87%
                                        ===                    ==

    The following table sets forth below investment grade fixed maturity investments as of December 31, 1994, summarized by the amount their amortized cost exceeds fair value:

                                                                                     Estimated
                                                                    Amortized          fair
                                                                       cost            value
                                                                       ----            -----
                                                                       (Dollars in millions)
Amortized cost exceeds fair value by 30% or more                      $  3.5          $  2.2
Amortized cost exceeds fair value by 15%, but not more than 30%         54.0            43.4
Amortized cost exceeds fair value by 5%, but not more than 15%          73.6            66.3
All others                                                             165.0           168.4
                                                                      ------          ------
      Total below investment grade
        fixed maturity investments                                    $296.1          $280.3
                                                                      ======          ======


      The following table sets forth the amortized cost and estimated fair value of actively managed fixed maturities at December 31, 1994, by contractual maturity. (Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties and because most mortgage-backed securities provide for periodic payments throughout their lives.)

                                                             Estimated
                                               Amortized       fair
                                                 cost          value
                                                 ----          -----
                                               (Dollars in millions)

Due in one year or less                         $   35.8     $   36.7
Due after one year through five years              569.7        556.9
Due after five years through ten years           1,349.1      1,298.1
Due after ten years                              2,775.9      2,616.3
                                                --------     --------
   Subtotal                                      4,730.5      4,508.0
Mortgage-backed securities                       2,710.0      2,559.1
                                                --------     --------
    Total actively managed fixed maturities     $7,440.5     $7,067.1
                                                ========     ========

    Equity securities consisted of the following:

                                            December 31, 1994           December 31, 1993
                                            ------------------          -----------------
                                                      Estimated                   Estimated
                                                        fair                        fair
                                           Cost         value        Cost           value
                                           ----         -----        ----           -----
                                                          (Dollars in millions)
Common stock                             $  9.7         $  7.7        $15.2          $15.3
Preferred stock, non-redeemable            33.3           31.9         15.0           15.0
                                          -----          -----        -----          -----
   Total equity securities                $43.0          $39.6        $30.2          $30.3
                                          =====          =====        =====          =====

/TABLE

    Net investment income consisted of the following:

                                                1994       1993      1992
                                                ----       ----      ----
                                                 (Dollars in millions)
Fixed maturities                               $322.6     $777.6    $762.2
Equity securities                                 1.7        7.1      10.5
Mortgage loans                                   17.4       23.2      49.8
Credit-tenant loans                               4.1       24.2      15.7
Policy loans                                      7.6       11.3      13.8
Other                                             13.3      23.8       8.6
Short-term investments                           20.5       28.2      26.5
Separate accounts                                 2.6        5.9       6.1
                                               ------     ------    ------
         Gross investment income                389.8      901.3     893.2

Investment expenses                               4.1        5.1       4.6
                                               ------     ------    ------
         Net investment income                 $385.7     $896.2    $888.6
                                               ======     ======    ======

    The carrying value of investments not accruing investment income totaled $11.2 million, $19.6 million and $24.8 million at December 31, 1994, 1993 and 1992, respectively.

    The proceeds from sales of fixed maturity investments were $1.9 billion, $6.5 billion and $4.2 billion in 1994, 1993 and 1992, respectively. Proceeds from the sales of trading account securities were $.9 billion, $10.0 billion and $6.7 billion in 1994, 1993 and 1992, respectively.

    Trading income (losses) from sales of trading account securities, net of investment expenses, were included in revenue as follows:

                                                1994       1993      1992
                                                ----       ----      ----
                                                 (Dollars in millions)
Gross gains                                     $  3.6     $129.5     $75.0
Gross losses                                      (5.3)     (26.4)    (30.3)
                                                 -----     ------     -----
  Net trading income (losses) before
    expenses                                      (1.7)     103.1      44.7

Trading expenses                                   3.2       10.0       8.8
                                                 -----     ------     -----
  Net trading income (losses)                    $(4.9)    $ 93.1     $35.9
                                                 =====     ======     =====

  Realized gains (losses), net of realized gain expenses, were included in revenue as follows:


                                                1994       1993      1992
                                                ----       ----      ----
                                                 (Dollars in millions)
Fixed maturities:
  Gross gains                                   $ 12.5     $214.9     $141.4
  Gross losses                                   (21.8)     (46.6)     (16.4)
  Decline in net realizable value of
    fixed maturities                              (1.0)      (7.9)        -
                                                ------     ------     ------
     Net realized gains (losses) from fixed
        maturities before expenses               (10.3)     160.4      125.0

Equity securities                                 (2.4)      10.4        3.8
Mortgages                                           -        (6.1)      (6.7)
Other                                             (2.0)      (2.1)       6.6
                                                ------     ------     ------
     Net realized gains (losses) before
       expenses                                  (14.7)     162.6      128.7

Realized gain expenses                            10.9       13.1        4.4
                                                ------     ------     ------
     Net realized gains (losses)                $(25.6)    $149.5     $124.3
                                                ======     ======     ======


    Changes in unrealized appreciation (depreciation) on investments were as follows:

                                                1994       1993      1992
                                                ----       ----      ----
                                                 (Dollars in millions)
Fixed maturities carried at amortized cost      $  -       $  -       $(280.8)
                                                =======    ======     =======
Investments carried at estimated fair value:
  Actively managed fixed maturities             $(668.6)   $148.8     $146.4
Equity securities                                  (3.5)     (6.5)      18.8
  Other investments                               (10.9)     14.4        -
  Trading account securities                       -         (3.3)     (42.0)
                                                 ------    ------     ------
                                                 (683.0)     153.4     123.2


Equity in unrealized appreciation
  (depreciation) of CCP's investments             (70.8)      15.0       9.6

Adjustment for effect on other
  balance sheet accounts:
    Cost of policies purchased                    115.9      (5.3)     (26.8)
    Cost of policies produced                     134.3     (65.0)     (56.3)
    Insurance liabilities                          39.1     (14.2)     (24.9)
    Income tax liabilities                        107.7     (24.5)      (8.2)
    Minority interest                             119.6      (4.8)       8.3
                                                -------    ------    -------
    Change in unrealized appreciation
      (depreciation) of investments             $(237.2)   $ 54.6    $  24.9
                                                =======    ======    =======

    At December 31, 1994, net depreciation of equity securities
(before income tax) was $3.4 million, consisting of $.3 million of appreciation and $3.7 million of depreciation.

    At December 31, 1994, the amortized cost and fair value of fixed maturity investments in default as to the payment of principal or interest totaled $9.8 million and $10.1 million, respectively. Conseco recorded writedowns of fixed maturity investments of $1.0 million in 1994 and $7.9 million in 1993. These writedowns were the result of changes in conditions which caused the Company to conclude that it would not collect all amounts due according to the terms of the securities. The Company recorded no such writedowns in 1992.

   Investments in mortgage-backed securities at December 31, 1994, included collateralized mortgage obligations ("CMOs") of $2,042.7 million and mortgage-backed pass-through securities of $516.4 million. The following table sets forth the par value, amortized cost and estimated fair value of investments in mortgage-backed securities at December 31, 1994, summarized by interest rates on the underlying collateral at December 31, 1994:

                                                             Par          Amortized      Estimated
                                                            value           cost         fair value
                                                            -----           ----         ----------
                                                                    (Dollars in millions)
Pass-through securities:
  Below 7%                                              $   317.0         $   315.9       $  280.5
  7% - 8%                                                   183.3             183.0          168.5
  8% - 9%                                                    64.4              64.1           62.9
  9% and above                                                4.4               4.4            4.5

Planned amortization class CMO instruments:
  Below 7%                                                  411.9             374.6          340.9
  7% - 8%                                                   404.5             375.9          344.1
  8% - 9%                                                    80.7              79.9           74.2
  9% and above                                               29.0              29.8          29.0

Targeted amortization class CMO instruments:
  Below 7%                                                   60.1              49.9           48.2
  7% - 8%                                                   249.1             206.2          204.2
  8% - 9%                                                    16.9              15.5           15.1
  9% and above                                               41.6              41.3          39.3

Other CMO instruments:
  Below 7%                                                   82.5              67.2           65.0
  7% - 8%                                                   607.5             484.3          470.4
  8% - 9%                                                   298.8             267.5          263.5
  9% and above                                              167.6             150.5          148.8
                                                         --------          --------       --------
   Total mortgage-backed securities                      $3,019.3          $2,710.0       $2,559.1
                                                         ========          ========       ========
/TABLE

    The following table sets forth the amortized cost and estimated fair value of mortgage-backed securities as of December 31, 1994, based upon the pricing source used to determine estimated fair value:

                                                                        Estimated
                                                       Amortized          fair
                                                        cost              value
                                                        ----              -----
                                                          (Dollars in millions)
Nationally recognized pricing services                 $1,792.1         $1,660.4
Broker-dealer market makers                               910.7            890.9
Internally developed methods (calculated based
 on a current market yield of 11.9 percent )                7.2              7.8
                                                       --------         --------
    Total mortgage-backed securities                   $2,710.0         $2,559.1
                                                       ========         ========

    At December 31, 1994, mortgage loans were comprised of 91 percent commercial loans and 7 percent junior and residual interests in collateralized mortgage obligations. Approximately 11 percent, 10 percent and 10 percent of the mortgage loans were on properties located in Texas, New York, and Florida, respectively. No other state comprised greater than 8 percent of the mortgage loan balance. At December 31, 1994, the Company had an allowance for loss on mortgage loans of $1.9 million. The Company had no realized losses on mortgage loans during 1994.

    As part of its investment strategy, the Company enters into reverse repurchase agreements and dollar-roll transactions to increase its return on investments and improve its liquidity. These transactions are accounted for as short-term collateralized borrowings. Such borrowings averaged approximately $208.0 million during 1994 (compared to an average of $431.0 million during 1993) and were collateralized by investment securities with fair values approximately equal to the loan value. The weighted average interest rate on short-term collateralized borrowings was 3.7 percent in 1994 and 2.4 percent in 1993.

    Life insurance companies are required to maintain certain investments on deposit with state regulatory authorities. Such assets had an aggregate carrying value of $45.0 million at December 31, 1994.

   Conseco had no investments in any single entity in excess of 10 percent of shareholders' equity at December 31, 1994, other than investments in affiliates and investments issued or guaranteed by the U.S. Government.

   4. INVESTMENTS IN UNCONSOLIDATED AFFILIATES:

   CCP

   Conseco's investment in 45 percent of the common stock of CCP was carried on the equity basis at $195.4 million at December 31, 1994. This amount represents the effect of the transactions
described in note 2 and Conseco's equity in CCP's earnings.   See
note 2 for a further description of Conseco's ownership of CCP.

     In 1994, CCP repaid its senior loan using a portion of the proceeds of a public offering of $200 million 10.5 percent senior notes due 2004. This repayment resulted in an extraordinary charge of $2.1 million to Conseco in 1994. In 1992, CCP repaid notes payable with a balance of $230.7 million in conjunction with its IPO. This repayment resulted in an extraordinary charge of $3.9 million to Conseco in 1992.

   Conseco amortizes the difference of $22.8 million between the carrying value of its investment in CCP and the amount of its underlying equity in net assets on the straight-line basis over a 40-year period. The following tables summarize financial information of CCP for the periods during which CCP and its subsidiaries have been included in Conseco's financial statements on the equity basis:

                                                                    December 31,
                                                                 1994        1993
                                                                 ----        ----
                                                               (Dollars in millions)
Financial position:
  Total assets                                                  $4,960.3     $5,298.1
   Total investments                                             4,292.3      4,872.5
   Cost of policies purchased                                      345.2        175.5
   Cost of policies produced                                       111.9         42.3
  Total liabilities                                              4,579.4      4,734.2
   Insurance liabilities                                         4,243.1      4,233.3
   Investment borrowings                                             -          134.1
   Notes payable                                                   196.8        173.5
  Common shareholders' equity                                      380.9        563.9

  Amounts recorded by Conseco:
   Investment in CCP                                            $ 195.4       $ 244.3

                                     Years ended December 31,   Six months ended
                                         1994        1993       December 31, 1992
                                         ----        ----       -----------------
                                               (Dollars in millions)
Results of operations:
  Total revenues                         $484.3      $632.5           $318.0
   Insurance policy income                114.5       127.8             72.4
   Investment activity:
     Net investment income                367.8       412.9            193.4
     Net trading income (losses)            (.9)       24.3             10.7
     Net realized gains                     2.9        55.8             40.7

  Total benefits and expenses             383.9       459.0            249.9
   Interest expense on annuities
     and financial products               208.6       243.5            128.2
   Interest expense on long-term debt      10.7        16.1              9.8

  Income before income taxes and
   extraordinary charge                   100.4       173.5             68.1
  Income tax expense                       37.4        65.9             24.4
  Income before extraordinary charge       63.0       107.6             43.7
  Extraordinary charge on extinguishment
   of debt, net of tax                      4.9         -                8.3
  Net income                               58.1       107.6             35.4

  Amounts recorded by Conseco:
   Equity in earnings before
     extraordinary charge                 $24.7       $37.4            $15.8
   Fees received for services provided
     by Conseco to CCP                     12.0        10.6              4.5
   Extraordinary charge                     2.1         -                3.9
   Dividends received                        .9          .8               .2


       WNC

    See note 2 for a description of transactions affecting
Conseco's ownership of WNC.   The following summarizes selected
account balances of WNC. All 1993 and 1992 amounts were consolidated with the Company's accounts and 1994 was included on the equity basis.

                                                          December 31,
                                                       ------------------
                                                       1994          1993
                                                       ----          ----
                                                      (Dollars in millions)
Financial position:
  Total assets                                         $ -         $8,369.7
   Total investments                                     -          7,918.1
   Cost of policies purchased                            -             61.9
   Cost of policies produced                             -             84.9
  Total liabilities                                      -          7,608.8
   Insurance liabilities                                 -          7,379.9
  Total shareholders' equity                             -            760.9



                                                       1994                    1993           1992
                                             ----------------------            ----           ----
                                             Included in
                                              Conseco's       Total            Total          Total
                                               Accounts        WNC              WNC            WNC
                                               --------        ---              ---            ---
                                                             (Dollars in millions)
Results of operations:
  Total revenues                                $40.2        $615.7           $774.2         $653.2
   Insurance policy income                        -            27.4             21.8           48.0
   Investment activity:
     Net investment income                        -           637.5            610.1          507.8
     Net trading income                           -             3.7             49.6           25.0
     Net realized gains (losses)                  -           (52.9)            92.7           72.4
   Equity in earnings of WNC                     40.2           -                -              -

  Total benefits and expenses                     -           501.6            569.7          496.4
   Insurance policy benefits                      -           104.7            101.9           93.7
   Interest expense on annuities
     and financial products                       -           344.2            333.1          267.1

  Income before income taxes                     40.2         114.1            204.5          156.8
  Income tax expense                              1.6          40.8             74.5           54.6
  Net income                                     38.6          73.3            130.0          102.2

    In 1994, the Company received fees totaling $16.3 million for services it provided by Conseco to WNC. Conseco also received dividends on WNC common stock totaling $3.0 million in 1994.

    Life Re Corporation

    At December 31, 1991, Conseco owned a 31 percent equity interest (after exercise of warrants held by others) in the common stock and $30.0 million of 12 percent junior preferred stock of Life Re Corporation ("Life Re"), a company engaged in the life reinsurance business. In November 1992, Life Re completed an initial public offering of its common stock and redeemed all of the common and preferred stock held by the Company. As a result, Conseco recorded a gain of $15.2 million (net of tax of $21.2 million) in 1992. The following amounts related to Life Re were recorded in Conseco's financial statements:

                                                         1992
                                                         ----
                                                 (Dollars in millions)
Equity in earnings of Life Re                              $11.3
Net investment income received on preferred stock            3.0
Gain on sale of investment in Life Re                       36.4

    5.  INSURANCE LIABILITIES:

    Insurance liabilities consisted of the following:

                                                            Interest
                                Withdrawal    Mortality       rate       December 31,
                                assumption   assumption    assumption   1994       1993
                                ----------   ----------    ----------   ----       ----
                                                                     (Dollars in millions)
Future policy benefits:
  Investment contracts              N/A          N/A           (c)    $5,727.6   $ 7,114.4
  Limited-payment contracts         None         (a)            8%       373.5     1,583.9
  Traditional life insurance       Company
   contracts                      experience     (b)            7%       663.8       632.7
  Universal life-type contracts      N/A         N/A            6%       534.2       341.0
  Individual accident and health   Company      Company         8%       569.2       545.1
                                  experience   experience
  Group life and health              N/A         N/A            5%        22.2        14.2
Unearned premiums                    N/A         N/A            N/A      192.7       189.4
Claims payable and other
  policyholders' funds               N/A         N/A            N/A      454.2       377.6
                                                                      --------   ---------
    Total insurance liabilities                                       $8,537.4   $10,798.3
                                                                      ========   =========
_____________

 (a)  Principally the 1984 United States Population Table.

 (b)  Principally modifications of the 1965 - 70 Basic, Select and
      Ultimate Tables.

 (c) In 1994 and 1993: (i) approximately 99 percent and 94 percent of this liability, respectively, represented account balances where future benefits are not guaranteed; and (ii) 1 percent and 6 percent, respectively, represented the present value of guaranteed future benefits determined using interest rates ranging from 2 percent to 9 percent.

      Participating policies represented approximately 8 percent, 11 percent and 12 percent of total life insurance in force at December 31, 1994, 1993 and 1992, respectively. Participating policies represented approximately 2 percent, 3 percent and 8 percent of premium income for 1994, 1993 and 1992, respectively. Dividends on participating policies amounted to $12.0 million, $16.0 million and $11.1 million in 1994, 1993 and 1992, respectively.

    The sale of fixed maturity investments during 1993 reduced the expected future yields on the investment of policyholder balances to the extent that projected future cash flows on certain products were insufficient to cover future benefits and expenses. Accordingly, Conseco established additional estimated insurance liabilities of $37.1 million by a charge to expense.

    6. REINSURANCE:

    Cost of reinsurance ceded where the reinsured policy contains mortality risks totaled $33.4 million, $35.8 million and $41.9 million in 1994, 1993 and 1992, respectively. This cost was deducted from insurance premium revenue. Conseco is contingently liable for claims reinsured if the assuming company is unable to pay. Reinsurance recoveries netted against insurance policy benefits totaled $23.7 million, $31.0 million and $45.4 million in 1994, 1993 and 1992, respectively.





    The Company has ceded certain policy liabilities under assumption reinsurance agreements. Since all of Conseco's obligations under the insurance contracts have been ceded to another company, insurance liabilities related to such policies were not reported in the balance sheet. Conseco believes the assuming companies are able to honor all contractual commitments under the assumption reinsurance agreements, based on its periodic reviews of financial statements, insurance industry reports and reports filed with state insurance departments.

    Effective April 1, 1994, BLH recaptured certain annuity business previously ceded to an unaffiliated company and retroceded to an affiliate of Southwestern Life. The excess of liabilities assumed of $390.2 million over assets acquired of $371.0 million was capitalized as a component of cost of policies purchased. Reserves related to these policies totaling $398.5 million were included in reinsurance receivables at December 31, 1993.

    On June 30, 1993, Western National recaptured certain annuity business with insurance liabilities of $156.5 million that had previously been reinsured with an unaffiliated company. Assets with a fair value approximating the insurance liabilities were transferred to the Company.

    At December 31, 1992, insurance liabilities of approximately
$182.0 million were reinsured by BLH with a subsidiary of Southwestern Life. During the first quarter of 1993, BLH recaptured the reinsured business with assets approximately equal to the insurance liabilities. Recapture fees of $15.5 million were capitalized as a component of cost of policies purchased.

    At December 31, 1994, Conseco's largest reinsurer accounted for less than .08 percent of total insurance liabilities and less than 16 percent of total reinsurance receivables.

    7. INCOME TAXES:

    Income tax assets (liabilities) were comprised of the following:

                                                   December 31,
                                                ----------------
                                                1994        1993
                                                ----        ----
                                              (Dollars in millions)
Deferred income tax assets (liabilities):
  Investments                                  $ 102.0   $ (67.9)
  Cost of policies purchased and
    cost of policies produced                   (380.7)   (275.8)
  Insurance liabilities                          257.2     245.1
  Other                                           34.5      17.9
  Unrealized depreciation (appreciation)          65.9     (41.8)
  Net operating loss carryforward                110.0      33.2
                                                ------   -------
        Deferred income tax assets
          (liabilities)                          188.9     (89.3)

Current income tax assets (liabilities)            6.3     (28.9)
                                                ------   -------
        Income tax assets (liabilities)         $195.2   $(118.2)
                                                ======   =======

    The income tax asset at December 31, 1995 includes $6.3 million which will be recovered upon the filing of the Company's tax returns. The remaining $188.9 million is a deferred asset, of which $108.1 million is attributed to the effect of the fair value adjustment to actively managed fixed maturities pursuant to SFAS 115 and the remaining amount is predominantly due to the Company's Net Operating loss ("NOL") carryforward. The Company has determined that all of the benefits of this tax asset will be eventually recovered although there are uncertainties surrounding the realization of this asset. In making this determination as related to the SFAS 115 adjustment, the Company has concluded that it has the ability to hold these assets (primarily market depreciated bonds) until such time as the Company can utilize the benefits or the bond market returns to its normal interest rate levels, and the Company has adopted a tax-planning strategy of not selling significant amounts of depreciated bonds unless the losses incurred will result in a tax benefit. With respect to determining that the Company's NOL will be fully utilized, the Company is relying upon its past history of earnings.

    Income tax expense was as follows:

                                                 1994      1993      1992
                                                 ----      ----      ----
                                                   (Dollars in millions)
Current tax provision                           $ 78.6    $162.9    $110.9
Deferred tax provision                            32.4      60.2      13.7
                                                ------    ------    ------
       Income tax expense                       $111.0    $223.1    $124.6
                                                ======    ======    ======

    Income tax expense differed from that computed at the applicable federal statutory rate (35 percent during 1994 and 1993 and 34 percent during 1992) for the following reasons:

                                                1994      1993      1992
                                                ----      ----      ----
                                                   (Dollars in millions)
Tax on income before income taxes
  at statutory rates                            $113.5    $213.6    $112.2
Additional tax on unrealized gains
  and income from prior periods related
  to increase in corporate income tax rate        -          3.3       -
Nontaxable investment income                      -          (.1)      (.2)
Dividend received deduction on equity in
  earnings of non-consolidated affiliates        (13.7)     (9.7)     (3.8)
Tax on distribution of earnings of
  consolidated subsidiaries                        5.5       2.3      10.0
Nondeductible items                                4.5       2.2       1.0
State taxes                                        3.1      11.9       4.2
Other                                             (1.9)      (.4)      1.2
                                                ------    ------    ------

         Income tax expense                     $111.0    $223.1    $124.6
                                                ======    ======    ======

    The Omnibus Budget Reconciliation Act of 1993 (the "Act") was enacted on August 10, 1993. The most significant provision of the Act affecting the Company was the increase in the corporate income tax rate to 35 percent from 34 percent, effective for taxable income reported for the year 1993. As a result of the increase in the tax rate in 1993, the Company recognized additional tax expense of $8.9 million, consisting of: (i) $5.6 million related to 1993 income; (ii) $1.9 million related to a one-time adjustment of accumulated deferred taxes relating to prior years' income; and
(iii) $1.4 million related to unrealized appreciation of securities at the date the new law was enacted. In addition, Conseco's equity in earnings of CCP was reduced by $1.6 million as a result of the Company's share of the additional tax expense recorded by CCP because of the increase in the tax rate. The impact of other provisions of the Act was not material to the Company.

    At December 31, 1994, Conseco had federal income tax loss carryforwards of $314.2 million were available (subject to various statutory restrictions) for use on future tax returns. Portions of these carryforwards begin expiring in 1999. Of the loss carryforwards, $50.3 million may be used to offset income only from the non-life insurance companies. None of the carryforwards are available to reduce the tax provision for financial reporting purposes.

    The IRS has completed its examination of the Company for years through 1990 and is currently conducting an examination for years
1991 through 1992. All amounts due determined by completed examinations have been either paid or accrued.

    8. NOTES PAYABLE:

    Notes payable that are direct obligations of the Company at December 31, 1994 and 1993, were as follows:

                                                                    Amount
                                                                  outstanding
                                                                    net of
                                                                  unamortized
                                        Principal amount         discount and               Estimated
                                         Outstanding at         issuance costs           fair value at
                           Initially       December 31,          at December 31,          December 31,
                            issued      1994         1993       1994        1993        1994        1993
                            ------      ----         ----       ----        ----        ----        ----
                                                      (Dollars in millions)
Issued February 1993         $200.0      $195.0       $200.0      $191.8      $195.8      $173.6        $208.0
Issued September 1993         200.0        -           200.0         -         198.0         -           200.0
Issued June 1989               34.0        -           14.4         -          13.2        -            14.9
Issued June 1990                6.0        -            6.0         -           6.0        -             6.5
                                        ------      ------      ------      ------     ------       ------
    Total                               $195.0      $420.4      $191.8      $413.0     $173.6       $429.4
                                        ======      ======      ======      ======     ======       ======

    In February 1993, the Company completed a public offering of $200 million of 8-1/8% senior notes due in 2003. Interest on the senior notes is payable semi-annually on February 15 and August 15. The notes are unsecured and rank pari passu with all other unsecured and unsubordinated indebtedness of the Company. The notes are not redeemable prior to maturity. Proceeds from the offering of approximately $195.6 million (after original issue discount and other associated costs) were used to repurchase in open market transactions or redeem the remaining outstanding 12.75 percent senior subordinated notes issued in July 1987, and for general corporate purposes. The repurchase and redemption of the senior subordinated notes resulted in an extraordinary charge of $8.4 million, net of a $4.3 million tax benefit, in 1993.

    On September 30, 1993, the Company executed a $200 million senior unsecured loan due to a group of banks as financing for Conseco's purchase of common shares of BLH (described in note 2). As discussed in note 1, on February 15, 1994, the loan was repaid in full, resulting in an extraordinary charge of $1.2 million (net of a $.6 million tax benefit) in the first quarter of 1994.

    In June 1989, the Company, as partial acquisition financing for National Fidelity, executed a senior promissory note payable in the amount of $34.0 million. This note was repaid in full in March 1994, resulting in an extraordinary charge of $.8 million (net of a $.4 million tax benefit).

    In June 1990, the Company, as partial acquisition financing for Great American Reserve, executed a subordinated promissory note in the amount of $6.0 million. This note was repaid in full in March 1994.

    In 1994, the Company entered into revolving credit agreements which provide a $140.0 million facility through May 1, 1997, and a $60.0 million facility through December 7, 1995. The credit agreements are with the same financial institution and have similar terms. No amounts were drawn on either facility at December 31, 1994. The agreements permit borrowings based on defined rates plus an applicable margin, based on the rating of the Company's unsecured 8.125 percent senior notes. The Company pays a commitment fee equal to .25 percent per annum on the average daily unused commitments. The Company must prepay the borrowings under the loan if certain ratios are not maintained. The largest balance outstanding under the agreements during 1994 was $150 million and the average balance was $31.8 million.

    During 1992, the Company purchased in the market or called
$20.0 million par value of senior subordinated notes. These redemptions resulted in an extraordinary charge of $1.4 million, net of a $.7 million tax benefit.

    The following notes payable, which are not direct obligations of Conseco, were issued by BLH to finance its acquisition by Partnership I:

                                                                    Amount
                                                                  outstanding
                                                                    net of
                                                                  unamortized
                                        Principal amount         discount and               Estimated
                                         Outstanding at         issuance costs           fair value at
                           Initially       December 31,          at December 31,          December 31,
                            issued      1994         1993       1994        1993        1994        1993
                            ------      ----         ----       ----        ----        ----        ----
                                                      (Dollars in millions)
Senior term loan            $175.0      $ 99.0       $110.0     $ 96.4      $106.4      $ 99.0        $110.0
Senior subordinated notes    200.0       180.0       180.0      183.6       183.9       207.0         216.0
                                        ------      ------     ------     -------      ------       ------
   Total                                $279.0      $290.0     $280.0      $290.3      $306.0        $326.0
                                        ======      ======     ======      ======      ======        ======

    The $175.0 million senior term loan from a group of banks has principal due in varying amounts through 1999. The interest rate is based on either LIBOR plus an applicable margin or prime rate plus an applicable margin for periods of one, two, three or six months as selected by BLH from time to time (such rate was 7.75 percent at December 31, 1994). The applicable margin over prime rate will vary from .75 percent to 1.5 percent, depending on:
(i)  the principal amount of the senior term loan outstanding;  and
(ii) a defined cash coverage ratio, based generally on cash flows relative to certain fixed charges. The applicable margin over the LIBOR rate will vary from 2.0 percent to 2.75 percent, depending on such principal amount and ratio. Under the provisions of the note agreement, the subsidiaries of BLH are limited in the amount of dividends they may pay on common stock, and BLH must comply with other covenants, including the maintenance of specific financial ratios. The senior term loan is collateralized by the majority of the common stock of BLH and the common stock and surplus debentures issued by its life insurance subsidiary to BLH.

    BLH's $200.0 million senior subordinated notes bear interest at 13 percent, payable semi-annually on May 1 and November 1. The notes are due November 1, 2002, and may be redeemed, at the Company's option, on or after November 1, 1997, at a redemption price initially at 106.5 percent and declining thereafter. In December 1993, BLH repurchased $20.0 million of the notes in open market transactions for $24.0 million, resulting in an extraordinary charge, net of tax, of $3.1 million. Conseco's share of this charge ($1.0 million) was included as an extraordinary charge in the consolidated financial statements.

    As discussed in note 2, BLH issued $36.7 million of paid-in-kind ("PIK") subordinated notes in connection with its acquisition by Partnership I. The PIK subordinated notes were subordinated in right of payment to the prior payment in full of the senior term loan and, in certain circumstances, the senior subordinated notes. In 1993, BLH retired all of its PIK subordinated notes totaling $38.3 million and prepaid $55.0 million of its senior term loan. Repayment of this debt resulted in an extraordinary charge for BLH of $4.8 million, net of a $2.5 million tax benefit, in 1993. Conseco's share of this charge ($2.1 million) was included as an extraordinary charge in the consolidated financial statements.

    At December 31, 1994, notes payable of Partnership II entities, which are not direct obligations of Conseco, were as follows:

                                                                 Amount outstanding
                                        Principal amount         net of unamortized
                                 Outstanding                        discount and       Estimated
                                   as of           Outstanding     issuance costs      fair value
                                Acquisition      at December 31,   at December 31,   at December 31,
                                   date               1994              1994              1994
                                   ----               ----              ----              ----
                                                       (Dollars in millions)
Senior term loan                  $170.0               $170.0          $163.1            $170.0
Senior subordinated notes          150.0                150.0           143.8             145.5
Convertible subordinated
  debentures                        69.0                 24.2            24.2              24.2
                                  ------               ------          ------            ------
       Total                      $389.0               $344.2          $331.1            $339.7
                                  ======               ======          ======            ======

    On September 29, 1994, American Life Holding Company ("ALHC") executed a $200 million senior term loan with a group of banks as partial financing for the acquisition of Statesman by Partnership
II. The loan has two tranches. One tranche has an aggregate principal amount of $160.0 million ("Tranche A") and the other tranche has an aggregate principal amount of $40.0 million ("Tranche B"). On the Acquisition date, $130.0 million and $40.0 million were borrowed under Tranche A and Tranche B, respectively. The remaining $30.0 million is to be borrowed at a later date when needed either to redeem the Statesman 1988 Series Preferred Stock or to pay the Contingent Consideration, depending on the outcome of the Government Litigation as further described in note 2.

    Tranche A and Tranche B bear interest at a rate of either: (i) the Bank's Alternate Reference Rate plus an applicable margin payable monthly; or (ii) the Interbank Offered Rate ("IBOR") plus an applicable margin for periods of one, two, three or six months as selected from time to time. Such rate selected at December 31, 1994, was 8.3 percent for Tranche A and 8.8 percent for Tranche B. The applicable margin for the rate based on the Alternate Reference Rate will vary from .25 percent to 1.0 percent for Tranche A and from .75 to 1.5 percent for Tranche B, depending on the principal amount plus unused commitments. The applicable margin for the rate based on IBOR will vary from 1.5 percent to 2.25 percent for Tranche A and from 2.0 percent to 2.75 percent for Tranche B, depending on the principal amount plus unused commitments.

    Mandatory prepayments will be required: (i) from 50 percent of excess cash flow (as defined in the loan agreement); (ii) upon the sale or disposition of any significant assets other than in the ordinary course of business; and (iii) upon the sale or issuance of debt or equity securities of Statesman or any of its subsidiaries. Under the provisions of the senior term loan, ALHC must comply with various covenants, including the maintenance of specific financial ratios and restrictions on the payment of dividends. The senior term loan has as collateral, among other things, pledges of the capital stock of ALHC's subsidiaries (American Life and Casualty Insurance Company ("American Life," Statesman's primary operating subsidiary) and American Life and Casualty Marketing Division Co. ("AMCO")) and the surplus notes of American Life held by ALHC. The senior term loan is unconditionally guaranteed by Statesman and AMCO. In addition, Partnership II has pledged to the lenders the Statesman common stock owned by Partnership II.

    In September 1994, ALHC completed a public offering of $150 million of its 11-1/4% senior subordinated notes due September 15, 2004, in connection with the acquisition of Statesman by Partnership II. Interest is payable semiannually on March 15 and September 15. The senior subordinated notes are redeemable at the option of ALHC, in whole or in part, at any time on and after September 15, 1999, initially at 105.625 percent of their principal amount, plus accrued interest, declining to 100 percent of their principal amount, plus accrued interest, on and after September 15, 2001.

    On the Acquisition date, Statesman's notes payable included $69.0 million par value Convertible Subordinated Debentures ("Debentures") due 2003. Interest on the Debentures is payable semiannually on May 1 and November 1. Prior to the Acquisition, the Debentures were convertible into shares of Statesman's common stock at a conversion ratio of 65.625 shares of common stock for each $1,000 principal amount of Debentures. As a result of the Acquisition, holders of the Debentures are entitled to receive at their option the same consideration given to the holders of Statesman common stock for each share of Statesman common stock into which such securities were convertible prior to the Acquisition. Through December 31, 1994, Debentures with a principal amount of $44.8 million have been redeemed. Cash required to pay all outstanding Debentures, including the optional conversion consideration is held in escrow until the Debentures are converted,
redeemed or mature.   The Debentures are redeemable, in whole or in
part, at the option of Statesman, at any time, on or after May 1, 1996, initially at 106 percent of the principal amount and declining to 100 percent of the principal amount on or after May 1, 1999.

    Principal amounts by maturity dates of the various notes follows:

                                                                   Notes
                                                  Notes          payable of
                               Notes payable    payable of     Partnership II
                                of Conseco          BLH           entities        Total
                                ----------          ---           --------        -----
                                               (Dollars in millions)

      1995                         $  -          $  16.0           $  15.0       $  31.0
      1996                            -             18.0              17.0          35.0
      1997                            -             21.0              24.0          45.0
      1998                            -             22.0              26.5          48.5
      1999                            -             22.0              26.5          48.5
      Thereafter                    195.0          180.0             235.2         610.2
                                   ------         ------            ------        ------
       Total par value             $195.0         $279.0            $344.2        $818.2
                                   ======         ======            ======        ======

    Certain notes payable, not direct obligations of Conseco, were issued by subsidiaries of Partnership I to finance portions of the purchase prices of Great American Reserve, Jefferson National and Beneficial Standard. In connection with the IPO and recapitalization of CCP, a significant portion of CCP's debt was retired, resulting in an extraordinary charge for CCP of $8.8 million, net of a $4.8 million tax benefit, in 1992. Conseco's share of this charge ($3.9 million) was included as an extraordinary charge in 1992 consolidated financial statements. The remaining outstanding debt was no longer consolidated in the consolidated financial statements, as described in note 1.

    9.  OTHER DISCLOSURES:

    Leases

    The Company rents office space, equipment and computer software under noncancellable operating leases. Rental expense during 1994, 1993 and 1992, amounted to $18.8 million, $11.9 million and $6.2 million, respectively. Future required minimum rental payments as of December 31, 1994, were as follows (dollars in millions):

                        1995                              $ 16.7
                        1996                                15.3
                        1997                                14.0
                        1998                                13.4
                        1999                                12.1
                        Thereafter                          75.6
                                                          ------
                           Total                          $147.1
                                                          ======

    Employment Arrangements

    Some officers of the Company are employed pursuant to long-term employment agreements. One of these agreements provides for a base salary plus an annual bonus equal to 3 percent of the Company's consolidated defined pretax profits. This agreement renews annually for a five-year period unless either party notifies the other, in which case the agreement expires five years from the last renewal date. Additionally, a $1.9 million interest-free loan has been granted to the officer. Repayment is due two years after termination of the officer's employment contract.

    Statesman has entered into employment continuation agreements with certain of its officers and officers of its subsidiaries that provide for payments to these officers of amounts up to four times their annual compensation if the terms of their employment are changed following the change of control that occurred September 29, 1994. The maximum contingent liability under the agreements at December 31, 1994, is $6.7 million.

    The Company has qualified defined contribution plans in which substantially all employees of the Company's wholly owned subsidiaries, BLH and Statesman are eligible to participate. Company contributions, which match certain voluntary employee contributions to the plan, totaled $1.7 million, $1.4 million and $1.0 million in the years ended December 31, 1994, 1993 and 1992, respectively, and may be made in cash or stock of Conseco or BLH.


    The Company also has a stock bonus and deferred compensation program for certain officers and directors of Conseco and its wholly owned subsidiaries whereby the participants may voluntarily defer a portion of their compensation. Company contributions vary based on the profitability of the Company and the amount of compensation voluntarily deferred by each participant. Each year's contribution, which is fully funded in the form of Conseco's common stock, vests five years later or upon certain other events. The cost of the program is charged to expense over the vesting period and amounted to $1.4 million, $2.3 million and $1.9 million in 1994, 1993 and 1992, respectively. The market value of Conseco's common stock held under the program (included in other assets and other liabilities) was $29.9 million and $39.4 million at December 31, 1994, and 1993, respectively.

    BLH has a noncontributory, unfunded deferred compensation plan for qualifying members of its career agency force. Benefits are based on years of service and career earnings. The liability recognized in the consolidated balance sheet for the agents' deferred compensation plan was $29.5 million and $28.5 million at December 31, 1994, and 1993, respectively, substantially all of which represents vested benefits. Costs incurred on this plan, primarily representing interest on unfunded benefit costs, were $2.7 million and $2.8 million during 1994 and 1993, respectively. Costs for 1992 were not significant.

    BLH also provides certain health care and life insurance
benefits for eligible retired employees.   Benefits are provided
under a contributory unfunded plan which includes cost-sharing features determined at the discretion of management. During 1994 and 1993, several modifications were made to postretirement benefit plans that: (i) established cost-sharing for certain future retirees; (ii) established maximum annual costs and benefits; and
(iii) revised certain other benefits. Such changes made in 1993 resulted in a $45.0 million decrease in the accumulated post retirement benefit obligation ("APBO"). As a result, the APBO was reduced $27.6 million, goodwill was reduced by $17.9 million and deferred income tax liability was increased by $9.7 million. The remaining 1993 changes resulted in an unrecognized net reduction in prior service costs of $11.9 million and an unrecognized gain of $2.0 million. Such changes made in 1994 resulted in a $9.2 million amendment gain and $5.2 million curtailment gain. The amendment gain is amortized over the remaining service period of active plan participants. The curtailment gain is included in other income. Amounts related to the postretirement benefit plan consisted of the following:

                                                               December 31,
                                                             ---------------
                                                             1994       1993
                                                           (Dollars in millions)
Retirees                                                    $ 5.8     $13.3
Fully eligible active plan participants                       1.9       7.2
Other active plan participants                                 .6       4.0
                                                            -----     -----
   Total APBO                                                 8.3      24.5
Unrecognized net reduction in prior service costs            14.2       7.4
Unrecognized net gain                                         1.8       1.3
                                                            -----     -----
 Accrued liability included in other liabilities            $24.3     $33.2
                                                            =====     =====

    The net cost of providing these benefits, included in other operating expenses, was comprised of the following:

                                                                                   Two months
                                                                                     ended
                                              Years ended December 31,             December 31,
                                              1994                1993                1992
                                              ----                ----                ----
                                                           (Dollars in millions)
Service cost                                 $   .1               $1.1               $ .1
Interest cost                                   1.2                1.4                 .4
Amortization                                   (1.7)               (.4)                 -
                                              -----               ----               ----
 Net periodic cost                            $ (.4)              $2.1               $ .5
                                              =====               ====               ====

    The discount rates used in determining the accumulated postretirement benefit obligation were 8 percent and 7 percent at
December 31, 1994 and 1993, respectively.   Future increases in
salaries and the assumed health care cost trend rates produce no change in the accumulated postretirement benefit obligation at December 31, 1994, because of the employer's maximum cost sharing provisions discussed above. When computing the obligation at December 31, 1993, the assumed annual increase in salary levels was
5.2 percent and the assumed annual increase in the per capita cost of covered benefits was 12 percent in 1994 decreasing gradually to 5 percent in 2006 and remaining at that level thereafter.

    BLH has an incentive stock option plan which is authorized to grant employees or directors options to purchase shares of common stock. A maximum of 3.5 million shares of common stock may be issued under options and related rights granted under the plan.
The exercise price may not be less than the fair market value of the underlying shares on the date of the grant. Options may become exercisable immediately or over a period of time and remain exercisable for up to 10 years after grant. At December 31, 1994, options for a total of 1,253,850 shares at prices between $20.00 and $23.63 were outstanding of which 24,750 options were exercisable and approximately 2.3 million shares were available for future grant. The plan also authorized issuance of stock appreciation rights or limited rights (rights exercisable only in the event of a tender offer for or acquisition of 25 percent or more of BLH's outstanding common stock), but none have been granted.

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

     Guaranty Fund Assessments

    From time to time, mandatory assessments are levied on the Company's insurance subsidiaries by life and health guaranty associations of most states in which these subsidiaries are licensed. These assessments are to cover losses to policyholders of insolvent or rehabilitated insurance companies. The associations levy assessments (up to prescribed limits) on all member insurers in a particular state in order to pay claims on the basis of the proportionate share of premiums written by member insurers in the lines of business in which the insolvent or rehabilitated insurer engaged. These assessments may be deferred or forgiven in certain states if they would threaten an insurer's financial strength and, in some states, these assessments can be partially recovered through a reduction in future premium taxes. The accompanying financial statements include accruals which approximate the Company's estimated potential liability for
guaranty assessments.   The Company's share of such assessments
incurred by its insurance company subsidiaries and equity investees was $8.0 million in 1994, $2.9 million in 1993 and $3.5 million in 1992.

    Interest Rate Swap Agreements

    Prior to the Acquisition, Statesman entered into several contracts to hedge interest rate risks. At the date of the Acquisition, these contracts had ceased to effectively hedge the risks and were recorded at their fair value pursuant to purchase accounting. Conseco accounts for these contracts at estimated fair value with changes in fair value reflected in earnings as they occur.

    No significant gain or loss was recognized on these contracts during the three months ended December 31, 1994, and they are carried in the balance sheet as a liability at their fair values of $10.6 million at December 31, 1994.

    Until these contracts expire in May 1996 or are disposed of, Statesman remains exposed to the risk of interest rate fluctuation. These contracts expose Statesman to additional liability as follows:


  - As to $250 million notional amount, at the amount of the LIBOR increase in excess of .50 percent every six months,

  - As to $250 million notional amount, at the amount by which LIBOR is less than 6.00 percent, and

  - As to $250 million notional amount, at the amount by which LIBOR exceeds 7.35 percent.

    In addition, these contracts subject Statesman to the risk that the counterparty will fail to perform. The potential credit loss is limited to the periodic net settlement amounts due to Statesman under the agreements and nonperformance is not anticipated.

    Expenses Related to Terminated Merger Agreement with Kemper
Corporation

    In June 1994, Conseco entered into a merger agreement with Kemper Corporation ("Kemper"). The merger agreement was terminated in November 1994. In connection with the proposed merger with Kemper, Conseco incurred pre-tax expenses totaling approximately $35.8 million including: (i) $15.1 million of fees to banks for financing commitments; (ii) $9.8 million loss on the decline in fair value of Kemper common stock held by Conseco; and (iii) $10.9 million of legal, accounting and actuarial fees and other expenses.

    Related Party Transactions

    A director of the Company is a principal in several entities that received a total of approximately $9.5 million from the Company during the three years ended December 31, 1994, for the sale of land and the construction of facilities, and approximately $1.3 million for management and rental of offices. In 1989, the Company loaned the director $8.0 million on an eight-year note with interest at the prime interest rate plus one percentage point. The note is repayable in annual installments of $1.0 million and had a balance of $2.0 million at December 31, 1994.

    Another director of the Company is the chairman of the board and chief executive officer of a company that received a total of approximately $.6 million from the company during the three years ended December 31, 1994 for microfiche and related supplies.

    Minority Interest

    Minority interest represents the interest of investors other than Conseco in BLH and Partnership II and its subsidiaries. Minority interest at December 31, 1994, included: (i) $173.0 million interest in the common stock of BLH; (ii) $99.0 million interest in the redeemable preferred stock of a subsidiary of Statesman; (iii) $31.1 million interest in the Statesman PIK Preferred Stock; and (iv) $18.6 million interest in the limited partnership and common stock of Partnership II and its subsidiaries.

    Changes in minority interest during 1994 and 1993 are summarized below:

                                                           1994              1993
                                                           ----              ----
                                                            (Dollars in millions)
    Minority interest, beginning of year                 $223.8              $ 24.0
      Changes in investments made by minority
       shareholders:
         Redeemable preferred stock of a
           subsidiary of Statesman outstanding
           at the Acquisition date                         99.0 (i)             -
         Investment in Statesman PIK Preferred Stock       31.1 (ii)            -
         Investment in Partnership II                      36.9 (ii)            -
         Change in investment in BLH                        -                 178.9 (iii)
         Repurchase of equity securities by BLH           (35.7)              (52.2)
      Minority interests' equity in the change in
        financial position of the Company's
        subsidiaries:
          Net income before extraordinary charge           59.0                78.2
          Extraordinary charge                              -                  (4.6)
          Unrealized appreciation (depreciation)
            of securities                                 (78.5)                1.8
          Dividends                                       (13.9)               (2.3)
                                                         ------              ------
    Minority interest, end of year                       $321.7              $223.8
                                                         ======              ======
---------------------

 (i)  Consists of 2,760,000 shares of $2.16 Redeemable Cumulative
      Preferred Stock (the "$2.16 Preferred Shares") and 1,200,000 shares of $2.32 Redeemable Cumulative Preferred Stock (the
      "$2.32 Preferred Shares").


       The $2.16 Preferred Shares are entitled to cash dividends of $2.16 per share per annum payable quarterly and may be redeemed, in whole or in part, at any time after August 25, 1997, at $26.25 per share declining to $25.00 per share on or after September 30, 2000, plus cumulative unpaid dividends. The $2.16 Preferred Shares are mandatorily redeemable on September 30, 2007.

      The $2.32 Preferred Shares are entitled to cash dividends of $2.32 per share per annum payable quarterly and may be redeemed, in whole or in part, at any time after February 2, 1998, at $26.25 per share declining to $25.00 per share on or after February 1, 2001, plus unpaid cumulative dividends.
      The $2.32 Preferred Shares are mandatorily redeemable on February 15, 2008.

      Zero coupon U.S. Government bonds have been placed in an escrow account to be used for the future redemption of the $2.16 Preferred Shares and the $2.32 Preferred Shares on or before their mandatory redemption dates. The aggregate redemption values and the maturity dates of such bonds correspond to the redemption values (excluding cumulative unpaid dividends) and the mandatory redemption dates of the $2.16 Preferred Shares and the $2.32 Preferred Shares. At December 31, 1994, the bonds had an amortized cost of $36.2 million and an estimated fair value of $36.4 million.

(ii)  See the description of the acquisition of Statesman in note
      2.

(iii) Represents the change in minority interest attributable to the minority interests' share of the net increase in BLH's shareholders' equity resulting from the initial public offering of BLH, partially offset by Conseco's purchase of the common stock of BLH from a minority shareholder in September 1993.

    10.  SHAREHOLDERS' EQUITY:

    Authorized preferred stock is 20,000,000 shares. Conseco issued 100,000 shares of $55 Series B Redeemable Preferred Stock("Series B preferred stock") with a stated value of $50.0 million ($500 per share) in 1987 and redeemed all of the shares at stated value in 1993. Conseco issued 5,750,000 shares of Series D Cumulative Convertible Preferred Stock ("Series D preferred stock") with a stated value of $287.5 million ($50 per share) in January 1993 in a public offering. Annual dividends of $3.25 on each Series D preferred share are cumulative from the date of original issue and are payable quarterly. The Series D preferred stock is convertible at the holder's option into shares of Conseco's common stock at a conversion price of $63.75 per share, equivalent to a ratio of approximately 0.7843 shares of common stock for each share of preferred stock. Proceeds from the offering of approximately $278.5 million (after underwriting and other associated costs) were used to redeem the Series B preferred stock and were added to the Company's general funds. During 1993, 274 Series D preferred shares were converted to 215 common shares. In 1994, no Series D preferred shares were converted to common shares. In December 1994, the Company repurchased 80,000 Series D preferred shares in open market transactions in connection with its stock repurchase program at a total cost of $3.3 million. Such preferred shares would have been convertible into 62,745 shares of common stock.












    Changes in the number of shares of common stock outstanding for the years 1994, 1993 and 1992, were as follows:

                                     1994          1993           1992
                                     ----          ----           ----
Balance, beginning of year         25,311,773    24,911,148     24,676,658
 Stock options exercised            3,865,454       849,232      2,086,272
 Common shares converted from
   Series D preferred shares            -               215         -
 Shares issued under
   compensation plans                   4,387         1,878         85,444
 Treasury stock purchased          (6,996,764)     (450,700)    (1,937,226)
                                   ----------    ----------     ----------
Balance, end of year               22,184,850    25,311,773     24,911,148
                                   ==========    ==========     ==========

   Dividends declared on common stock for 1994, 1993 and 1992, were $.50, $.30 and $.085 per common share, respectively. A liability was accrued for dividends declared but unpaid at December 31, 1994, totaling $2.8 million. Such dividends were paid in January 1995.


   The Company repurchased approximately 7 million shares of its common stock for $360.2 million in 1994 in connection with its stock repurchase program.

   The Company's 1983 employee stock option plan was authorized to grant options to purchase up to 12.0 million shares of the Company's common stock at a price not less than its market value on the date the option is granted. The 1983 stock option plan continues to govern options granted thereunder, but expired in all other respects in December 1993. A new plan was adopted in 1994 which authorizes the granting of options to purchase up to 6.0 million shares of the Company's common stock at a price not less than its market value on the date the option is granted. The options are exercisable for up to 10 years from date of grant and may become exercisable immediately or over a period of time. The plan also permits granting of stock appreciation rights.

   Stock options granted were as follows:

                                                                         Number of shares
                                                        ----------------------------------------------
                              Option price              1994                   1993               1992
                              ------------              ----                   ----               ----
Outstanding at January 1,   $2.625 to $56.375          6,739,284             6,402,194         8,293,832
Granted during the year     $41.875 to $59.250         3,195,500                -                  -
                            $52.375 to $56.375             -                 1,461,400             -
                            $25.375 to $31.125              -                    -                 216,490
Exercised during the year   $2.625 to $53.250         (3,865,454)              (849,232)           (2,086,272)
Canceled during the year    $3.063 to $59.250          (580,674)            (275,078)             (21,856)
                                                      ---------            ---------            ---------
Outstanding at December 31, $2.875 to $59.250         5,488,656            6,739,284            6,402,194
                                                      =========            =========            =========
Portion thereof that
  is exercisable at
  December 31,              $2.875 to $56.375           774,544            4,062,693            3,768,970
                                                      =========            =========            =========


Available for future grant                            3,122,500                -                2,791,994
                                                      =========            =========            =========

    In addition to 8,611,156 shares of common stock reserved for issuance under the 1983 and 1994 employee stock option plans, 694,759 shares of common stock are reserved for issuance under stock bonus and deferred compensation plans. The common stock and additional paid-in capital account was reduced by $6.8 million at December 31, 1994, for the unearned portion of the incentive deferred compensation program.

    In February 1994, Conseco implemented an option exercise program under which its chief executive officer and four of its executive vice presidents exercised outstanding options to purchase approximately 3.6 million shares of the Company's common stock. The options would otherwise have remained exercisable until the years 1999 and 2000. As a result of the exercise, the Company realized a tax deduction equal to the aggregate tax gain recognized by the executives. The tax benefit of $67.8 million (net of payroll taxes incurred of $2.9 million) and the proceeds from the exercise of these options of $15.4 million were reflected as increases to common stock and paid-in capital. The Company withheld sufficient shares to cover federal and state taxes owed by the executives as a result of the exercise transactions. Net of withheld shares, the Company issued approximately 1.8 million common shares to the executives. The Company also granted to the executive officers new options to purchase a total of 3,016,000 shares of the Company's common stock at $59.25 per share (the market price at the date of such grant) under the 1994 Stock and Incentive Plan to replace the shares surrendered for taxes and the exercise price on these and other recent option exercises and as the 1994 incentive grant to the executives.

    11.  OTHER OPERATING STATEMENT DATA:

    Insurance policy income consisted of the following:

                                             1994           1993           1992
                                             ----           ----           ----
                                                    (Dollars in millions)
Direct premiums collected                  $1,907.4       $2,169.9       $1,513.4
Reinsurance assumed                             5.1            6.0            2.2
Reinsurance ceded                             (33.4)         (35.8)         (50.7)
                                           --------        --------      --------
     Premiums collected, net
       of reinsurance                       1,879.1        2,140.1        1,464.9
Change in unearned premiums                    (3.9)           4.4          (11.6)
Less premiums on universal life and
  products without mortality and morbidity
  risk which are recorded as additions
  to insurance liabilities                    634.6          891.9        1,131.8
                                           --------        --------      --------
     Premiums on products with mortality
        risk, recorded as insurance
        policy income                       1,240.6        1,252.6          321.5
Fees and surrender charges                     43.0           38.8           55.3
Amortization of deferred policy fees            2.0            2.4            1.9
                                           --------        --------      --------
     Insurance policy income               $1,285.6        $1,293.8      $  378.7
                                           ========        ========      ========

    The five states with the largest shares of premiums collected in 1994 were Illinois (13 percent), Florida (9.4 percent), Michigan (7.2 percent), Texas (6.2 percent) and California (3.9 percent).
No other state accounted for more than 3 percent of total collected premiums.

    Other operating costs and expenses were as follows:

                                             1994           1993           1992
                                             ----           ----           ----
                                                    (Dollars in millions)
Commission expense                         $ 27.5         $ 31.6         $ 21.4
Other                                       186.6          182.8           80.2
                                           ------         ------         ------
      Other operating costs and expenses   $214.1         $214.4         $101.6
                                           ======         ======         ======


    Conseco considers anticipated returns from the investment of policyholder balances in determining the amortization of the cost of policies purchased and cost of policies produced. Sales of fixed maturity investments change the incidence of profits on such policies because gains (losses) are recognized currently and, if the sale proceeds are reinvested at the current market yields, the expected future yields on the investment of policyholder balances are reduced (increased). Accordingly, amortization of the cost of policies purchased was increased (decreased) by $(3.9) million, $46.0 million and $63.3 million in the years ended December 31, 1994, 1993 and 1992, respectively, and amortization of the cost of policies produced was increased (decreased) by $(1.4) million, $43.2 million and $30.1 million in the years ended December 31, 1994, 1993 and 1992, respectively.

    The changes in the cost of policies purchased were as follows:

                                             1994           1993           1992
                                             ----           ----           ----
                                                    (Dollars in millions)

Balance, beginning of year                 $   623.7      $643.5         $575.5
  Amounts acquired                             454.3         3.8          527.1
  Amortization related to operations:
    Cash flow realized                        (184.8)     (181.1)        (108.0)
    Interest added                             108.6       115.8           69.4
  Amortization related to gains on
    sales of investments                         3.9       (46.0)         (63.3)
  Amounts related to fair value adjustment
    of actively managed fixed maturities        94.6        (5.3)         (26.8)
  Transferred to cost of policies produced
    related to exchanged health policies       (20.2)      (28.4)            -
  Amounts related to purchase of additional
    shares of BLH                                 -        118.4             -
  Amounts related to deconsolidation of CCP       -          -           (330.4)
  Amounts related to deconsolidation of WNC    (61.9)        -               -
  Reinsurance and other                          3.4         3.0             -
                                            --------      ------         ------
Balance, end of year                        $1,021.6      $623.7         $643.5
                                            ========      ======         ======

    The changes in the cost of policies produced were as follows:

                                             1994           1993           1992
                                             ----           ----           ----
                                                    (Dollars in millions)
Balance, beginning of year                 $238.6         $290.8         $192.9
 Additions                                  164.0          168.8           89.7
 Acquired historical basis of BLH             -               -           152.9
 Amortization related to operations         (46.1)         (69.4)         (20.6)
 Amortization of deferred revenue             1.6            1.3            1.0
 Amortization related to gains on
   sales of investments                       1.4          (43.2)         (30.1)
 Amounts related to fair value adjustment
   of actively managed fixed maturities      18.6          (65.0)         (56.3)
 Transferred from cost of policies
   purchased related to exchanged
   health policies, net of related
   reserves                                   7.5           25.4            -
 Amounts related to purchase of
   additional shares of BLH                    -           (73.3)           -
 Amounts related to reinsurance treaty         -             3.2            -
 Amounts related to deconsolidation
   of WNC                                   (84.9)            -             -
 Amounts related to deconsolidation
   of CCP                                      -              -           (38.7)
                                           ------          ------        ------
Balance, end of year                       $300.7          $238.6        $290.8
                                           ======          ======        ======


    Based on current conditions and assumptions as to future events on all policies in force, the Company expects to amortize approximately 10 percent of the December 31, 1994, balance of cost of policies purchased in 1995, 10 percent in 1996, 9 percent in 1997, 8 percent in 1998, and 7 percent in 1999. The discount rates used to determine the amortization of the cost of policies purchased prior to November 19, 1992, ranged from 15 percent to 20 percent during the three-year period ended December 31, 1994. The discount rates used to determine the amortization of the cost of policies purchased thereafter ranged from 5 percent to 7.5 percent.

    12.  CONSOLIDATED STATEMENT OF CASH FLOWS:

    The following non-cash items were not reflected in the consolidated statement of cash flows in 1994: (i) recapture of insurance liabilities and invested assets totaling $390.2 million and $371.0 million, respectively, described in note 6; (ii) redemption of Debentures of a subsidiary with principal amount of $44.8 million using segregated cash; and (iii) the tax benefit of $69.2 million related to issuance of Conseco's common stock under employee benefit plans. The following non cash-items were not reflected in 1993: (i) the surrender for redemption $50.0 million stated value of Southwestern Life preferred stock in exchange for common shares of BLH (as described in note 2 to the consolidated financial statements); (ii) recapture of insurance liabilities and invested assets each totaling approximately $338.5 million in connection with the recapture of reinsurance as described in note 6 to the consolidated financial statements; and (iii) the tax benefit of $15.3 million related to issuance of Conseco's common stock under employee benefit plans.

    Cash flows from operations included interest paid on debt of $54.3 million, $58.8 million and $42.7 million in 1994, 1993 and 1992, respectively. Income taxes paid were $99.8 million, $204.9 million and $108.5 million in 1994, 1993 and 1992, respectively.

    13.  STATUTORY INFORMATION:

    Statutory accounting practices prescribed or permitted for the Company's insurance subsidiaries by regulatory authorities differ from GAAP. The Company's life insurance subsidiaries reported the following amounts to regulatory agencies, after appropriate eliminations of intercompany accounts among such subsidiaries:

                                                            December 31,
                                                          1994        1993
                                                          ----        ----
                                                         (Dollars in millions)
Statutory capital and surplus                           $651.2       $  768.8
Asset valuation reserve                                   57.4           94.7
Interest maintenance reserve                              83.0          272.0
                                                        ------       --------
     Total                                              $791.6       $1,135.5
                                                        ======       =========

    Combined statutory net income of the Company's life insurance subsidiaries was $112.5 million, $162.3 million and $133.5 million in 1994, 1993 and 1992, respectively, after appropriate eliminations of intercompany accounts among such subsidiaries.

    In connection with the acquisition of BLH, the capital of one of the life insurance subsidiaries (Bankers Life Insurance Company of Illinois) was increased by providing cash in exchange for a surplus debenture. The remaining balance of the surplus debenture of $460.0 million at December 31, 1994, is considered a part of statutory capital and surplus of the life insurance subsidiary. Payments to BLH of principal and interest on the surplus debenture may be made from available funds only with the approval of the Illinois Department of Insurance when its Director is satisfied that the financial condition of the subsidiary warrants that action. Such approval may not be withheld provided the surplus of the subsidiary exceeds, after such payment, approximately $128 million. Such subsidiary's surplus at December 31, 1994, was $327.4 million.

    American Life's capital and surplus includes surplus notes with
a balance of $51.2 million at December 31, 1994.   Each payment of
interest or principal on the surplus notes requires the prior approval of the Iowa Insurance Division. The Iowa insurance law also provides that payments of dividends on capital stock and interest and principal on surplus notes may only be made out of an insurer's earned surplus. At December 31, 1994, American Life had earned surplus of $131.3 million. American Life follows certain permitted accounting practices which are not specifically prescribed in state laws, regulations, general administrative rules and various NAIC publications. Such permitted accounting practices do not enhance statutory surplus.

    Statutory accounting practices require the asset valuation reserve ("AVR") and the interest maintenance reserve ("IMR"), be reported as liabilities. The purpose of these reserves is to stabilize statutory surplus against fluctuations in the market
value of investments.   The IMR captures all realized investment
gains and losses, net of income tax, on debt instruments resulting from changes in interest rates and provides for subsequent amortization of such amounts into statutory net income on a basis reflecting the remaining lives of the assets sold. The AVR captures all realized, net of income tax, and unrealized investment gains and losses related to changes in creditworthiness and is also adjusted each year based on a formula related to the quality and loss experience of the Company's investment portfolio.

    Included in statutory capital and surplus shown above are the following investments in affiliates, all of which are eliminated in the consolidated financial statements prepared in accordance with
GAAP:

                                                         1994                          1993
                                                ------------------------        -------------------
                                                                Admitted                    Admitted
                                                                 asset                        asset
                                                 Cost            value          Cost          value
                                                 ----            -----          ----          -----
                                                                (Dollars in millions)
Common stock of Conseco purchased in
 open market transactions (9,294,476 shares
 in 1994 and 9,098,476 shares in 1993)          $ 39.6          $  7.8        $  30.7        $   -
Notes payable of Conseco and its non-life
 subsidiaries                                     68.0            47.7           63.0           42.4
Common stock of BLH acquired from Southwestern
 Life in exchange for preferred stock
 of Southwestern Life previously held
 (2,314,737 shares)                               50.0            43.9           50.0           49.8
Common stock of Statesman (927,299 shares)         2.4             6.3            -              -
Preferred stock of a non-life subsidiary         900.0             -            900.0            -
Investment in Partnership II                       1.8             1.8            -              -
Investment in Statesman PIK Preferred Stock       20.8            20.8            -              -

   The following table compares the consolidated pretax income determined on a statutory accounting basis with such income reported herein in accordance with GAAP:

                                                1994       1993      1992
                                                ----       ----      ----
                                                  (Dollars in millions)
Life insurance subsidiaries:
 Pretax income as reported on a statutory
   accounting basis before deduction of
   expenses paid to affiliates and
   transfers to and from and amortization
   of the IMR                                   $229.2    $566.8    $380.1

 GAAP adjustments:
   Change in difference in carrying values
     of investments                               31.7      14.3      35.1
   Eliminate financial reinsurance effects         4.4      12.8       1.3
   Changes in cost of policies purchased         (74.2)   (110.7)   (102.0)
   Changes in cost of policies produced          123.3      51.1      40.0
   Changes in insurance liabilities              (27.1)    (31.5)    (23.5)
   Reinsurance recapture                          19.2      15.5       -
   Other adjustments, net                         13.5       2.0     (14.1)
                                               ------     ------    ------
         GAAP pretax income                      320.0     520.3     316.9

Non-life companies:
 Interest expense                                (59.3)    (58.0)    (46.2)
 Net gain on sale of stock of Life Re              -         -        36.4
 Equity in earnings of CCP                        24.7      37.4      15.8
 Equity in earnings of WNC                        40.2       -         -
 Restructuring income                             80.8       -         -
 Loss on terminated acquisition                  (35.8)      -         -
 Incentive earnings allocation from
   Partnership I                                   -        36.6       9.3
 Gain on sale of stock by subsidiaries             -       101.5      11.1
 All other income and expense, net
   (excluding amounts received from
   affiliates)                                  (46.2)     (27.6)    (13.3)
                                               ------     ------    ------
       GAAP consolidated pretax income         $324.4     $610.2    $330.0
                                               ======     ======    ======

   State insurance laws generally restrict the ability of insurance companies to pay dividends or make other distributions. Net assets of the Company's wholly owned life insurance subsidiaries,determined in accordance with generally accepted accounting principles, aggregated approximately $1.1 billion at December 31, 1994, of which approximately $48.4 million is available for distribution to Conseco in 1995 without the permission of state regulatory authorities. On March 13, 1995, $40 million of such amount was distributed to Conseco.

   Most states have adopted risk-based capital ("RBC") rules to evaluate the adequacy of statutory capital and surplus in relation to investment and insurance risks. The RBC formula is designed as an early warning tool to help state regulators identify possible weakly capitalized companies for the purpose of initiating regulatory action. At December 31, 1994, the ratios of total adjusted capital to RBC, as defined by the rules, for the primary insurance subsidiaries of BLH, Statesman and CCP were greater than twice the level at which regulatory attention is triggered.

14.  BUSINESS SEGMENT AND DISTRIBUTION CHANNELS:

   Conseco's earnings result from three different activities: (i) operating life insurance companies; (ii) providing services to affiliates and others for fees; and (iii) acquiring and restructuring life insurance companies. Conseco's life insurance operations through 1994 were primarily conducted through: (i) BLH (which distributes Medicare supplement policies and other life and health products to the senior citizens market through career agents, most of whom sell only BLH's products); (ii) Statesman (which distributes annuities and life insurance products through a general agency and brokerage distribution system and which was acquired through Partnership II in September 1994); (iii) WNC (which distributes single premium deferred annuities through financial institutions and other annuity products through personal producing general agents and which was disposed of in 1994); (iv) CCP (which distributes tax qualified annuities and certain employee benefit-related products primarily to school teachers and administrators through educator market specialists and annuities and life insurance products through other diversified cost effective distribution channels); and (v) Conseco's other wholly owned subsidiaries (which have profitable blocks of in-force life business, although new sales are currently not being emphasized).

   Financial information related to these activities as included in the consolidated financial statements is as follows:

                                                        1994          1993          1992
                                                        ----          ----          ----
                                                              (Dollars in millions)
Premiums collected, net of reinsurance
  BLH                                                 $1,512.9     $ 1,436.9      $  235.1
  Statesman                                              283.2         -               -
  WNC                                                      -           561.0         833.3
  CCP                                                      -           -             320.5
  Conseco's other wholly owned insurance
    subsidiaries                                          83.0         142.2          76.0
                                                     ---------     ---------     ---------
       Total                                         $ 1,879.1     $ 2,140.1     $ 1,464.9
                                                     =========     =========     =========
Revenues:
  Insurance operations:
    BLH                                               $1,437.0     $ 1,450.5     $   222.5
    Statesman                                            111.4          -             -
    WNC                                                   40.2         774.2         653.2
    CCP                                                   24.7          37.4         297.6
    Conseco's other wholly owned
      insurance subsidiaries                             116.4         207.4         288.1
    Life Re                                                -             -            11.3
                                                     ---------     ---------     ---------
     Subtotal                                          1,729.7       2,469.5       1,472.7
  Services provided for fees                              69.9          49.0          30.2
  Acquisition and restructuring of life
    insurance companies                                   80.8         138.1          54.9
  Corporate and other                                      2.2          14.1           9.3
  Eliminations                                           (20.6)        (34.7)        (43.2)
                                                     ---------     ---------     ---------
       Total                                         $ 1,862.0     $ 2,636.0     $ 1,523.9
                                                     =========     =========     =========
Income before income taxes, minority interest
 and extraordinary charge:
  Insurance operations:
    BLH                                               $  197.1     $   208.1     $    37.2
    Statesman                                             12.4           -             -
    WNC                                                   40.2         204.5         156.8
    CCP                                                   24.7          37.4          64.7
    Conseco 's other wholly
     owned insurance subsidiaries                         23.5          55.0          38.1
    Life Re                                                -             -            11.3
                                                     ---------     ---------     ---------
     Subtotal                                            297.9         505.0         308.1
  Services provided for fees                              39.5          22.5          22.2
  Acquisition and restructuring of life
   insurance companies                                    45.0         138.1          54.9
  Corporate and other                                    (54.3)        (52.4)        (50.6)
  Eliminations                                            (3.7)         (3.0)         (6.2)
                                                     ---------     ---------     ---------
       Total                                         $   324.4     $   610.2     $   328.4
                                                     =========     =========     =========
Assets:
  Insurance operations:
    BLH                                               $4,040.2      $4,146.1     $ 3,367.5
    Statesman                                          5,449.7          -              -
    WNC                                                   -          8,369.7       7,640.6
    CCP                                                  195.4         244.3         130.5
    Conseco wholly owned insurance subsidiaries          926.2         993.7       2,072.7
                                                     ---------     ---------     ---------
     Subtotal                                         10,611.5      13,753.8      13,211.3
  Servicing companies                                     49.9          34.4          11.8
  Corporate and other                                  1,105.8       1,861.3         964.7
  Eliminations                                          (955.3)     (1,900.2)     (2,415.1)
                                                     ---------     ---------     ---------
       Total                                         $10,811.9     $13,749.3     $11,772.7
                                                     =========     =========     =========
/TABLE

    15. QUARTERLY FINANCIAL DATA (UNAUDITED):

    We compute earnings per common share for each quarter independently of earnings per share for the year. The sum of the quarterly earnings per share may not equal the earnings per share for the year because of: (i) transactions affecting the weighted average number of shares outstanding in each quarter; and (ii) the uneven distribution of earnings during the year.

                                                       1994
                                      -------------------------------------
                                      1st Qtr.  2nd Qtr.  3rd Qtr.  4th Qtr.
                                      -------   --------  --------  --------
                                   (Dollars in millions, except per share amounts)
Insurance policy income                $321.1    $312.9    $320.2   $331.4
Revenues                                490.2     413.9     423.9    534.0
Income before income taxes,
   minority interest
   and extraordinary charge             134.2      63.4      78.2     48.6
Net income                               80.1      34.2      35.8       .3

Earnings (loss) per common share
  and common equivalent share:
  Primary:
    Earnings (loss) before
      extraordinary charge              $2.76     $1.11     $1.21   $ (.11)
    Extraordinary charge                  .09       -         -        .06
                                        -----     -----     -----   ------
     Net income (loss)                  $2.67     $1.11     $1.21   $ (.17)
                                        =====     =====     =====   ======
  Fully diluted:
    Earnings (loss) before
      extraordinary charge              $2.51     $1.10     $1.18   $ (.11)
    Extraordinary charge                  .07       -         -        .06
                                        -----     -----     -----   ------
     Net income (loss)                  $2.44     $1.10     $1.18   $ (.17)
                                        =====     =====     =====   ======

                                                       1993
                                      -------------------------------------
                                      1st Qtr.  2nd Qtr.  3rd Qtr.  4th Qtr.
                                      -------   --------  --------  --------
                                   (Dollars in millions, except per share amounts)
Insurance policy income                $319.5    $322.8    $324.7    $326.8
Revenues                                751.6     619.0     628.7     636.7
Income before income taxes,
  minority interest
  and extraordinary charge              251.1     112.8     123.0     123.3
Net income                              131.5      51.4      52.2      61.9

Earnings per common share and common
  equivalent share:
  Primary:
    Earnings before extraordinary
      charge                            $4.69     $1.55     $1.61     $1.99
    Extraordinary charge                  .37       -         -         .03
                                        -----     -----     -----     -----
     Net income                         $4.32     $1.55     $1.61     $1.96
                                        =====     =====     =====     =====
  Fully diluted:
    Earnings before extraordinary
      charge                            $4.31     $1.48     $1.53     $1.87
    Extraordinary charge                  .33       -         -         .03
                                        -----     -----     -----     -----
     Net income                         $3.98     $1.48     $1.53     $1.84
                                        =====     =====     =====     =====
/TABLE

    Our quarterly results of operations are based on numerous estimates, principally related to policy reserves, the amortization of cost of policies purchased, the amortization of cost of policies produced and income taxes. We revise all such estimates each quarter and we ultimately adjust them to year-end amounts. When we determine revisions are necessary, we report them as part of operations of the current quarter.

16. SUBSEQUENT EVENT (UNAUDITED):

    On February 27, 1995, Conseco announced that its board of directors had approved proposals to acquire, in separate transactions, the outstanding shares of CCP and BLH that Conseco does not already own. Under the proposals, CCP and BLH would merge into Conseco, with Conseco being the surviving corporation. Each holder of CCP shares other than Conseco would receive $22.50 per share in cash. Each holder of BLH shares other than Conseco would receive $22.00 per share in cash. Each proposed merger transaction would require the approval of holders of a majority of outstanding shares of the company being acquired (other than shares held by Conseco) voting at a special stockholders' meeting.

    In January and February 1995, we repurchased on the open market
1.7 million of our common shares for $78.2 million.

    On March 3, 1995, Conseco announced that its Board of Directors intends to reduce its quarterly cash dividend to $.02 per share
(from the current $.125 per share), effective with the dividend to be paid in July 1995.

    ITEM 9.   DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    None.

                               PART III

    The information required by Part III is hereby incorporated by reference from the Registrant's definitive proxy statement to be filed with the Commission pursuant to Regulation 14A within 120 days after December 31, 1994, except that the information required by Item 10 regarding Executive Officers is included herein under a separate caption at the end of Part I.

                                PART IV

    ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
            FORM 8-K.

  (a) 1. Financial Statements. See Index to Financial Statements on page XX for a list of financial statements included in this Report.

      2. Financial Statement Schedules. The following financial statement schedules are included as part of this Report immediately following the signature page:

           Schedule II -- Condensed Financial Information of
           Registrant (Parent Company)

           Schedule III  -- Supplementary Insurance Information

           Schedule IV -- Reinsurance

  All other schedules are omitted, either because they are not applicable, not required, or because the information they contain is included elsewhere in the consolidated financial statements or notes.

      3.   Exhibits.  See Exhibit Index immediately preceding the
           Exhibits filed with this report.


 (b) Reports on Form 8-K. A report on Form 8-K dated December 23, 1994, was filed with the Commission to report under Item 5 the disposition of the Company's remaining 40 percent equity interest in WNC to American General Corporation.

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

                                CONSECO, INC.


                                By: /s/ STEPHEN C. HILBERT
                                     -----------------------------
                                     Stephen C. Hilbert, President


   Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

 Signature                     Title (Capacity)                                Date
 ---------                     ----------------                                ----
/s/ STEPHEN C. HILBERT
----------------------      Chairman of the Board,                           March 30, 1995
Stephen C. Hilbert          President and Director
                            (Principal Executive Officer)

/s/ ROLLIN M. DICK
----------------------      Executive Vice President and Director            March 30, 1995
Rollin M. Dick             (Principal Financial Officer and
                            Principal Accounting Officer)

/s/ MICHAEL G. BROWNING
-----------------------      Director                                        March 30, 1995
Michael G. Browning


/s/ NGAIRE CUNEO
-----------------------      Director                                        March 30, 1995
Ngaire Cuneo


/s/ LOUIS P. FERRERO
------------------------     Director                                        March 30, 1995
Louis P. Ferrero


/s/ DONALD F. GONGAWARE
------------------------     Director                                        March 30, 1995
Donald F. Gongaware


/s/ M. PHIL HATHAWAY
------------------------     Director                                        March 30, 1995
M. Phil Hathaway


/s/ DENNIS E. MURRAY, SR.
-------------------------    Director                                        March 30, 1995
Dennis E. Murray, Sr.


/s/ JAMES D. MASSEY
-------------------------    Director                                        March 30, 1995
James D. Massey
/TABLE

                   REPORT OF INDEPENDENT ACCOUNTANTS
                   ON FINANCIAL STATEMENT SCHEDULES



To the Shareholders and
Board of Directors
Conseco, Inc.


    Our report on the consolidated financial statements of Conseco, Inc. and Subsidiaries is included on page XX of this Form 10-K. In connection with our audits of such financial statements, we have also audited the related financial statement schedules listed in the index on page XXX of this Form 10-K.

    In our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.





                                      COOPERS & LYBRAND, L.L.P.




Indianapolis, Indiana
March 6, 1995

                    CONSECO, INC. AND SUBSIDIARIES

                              SCHEDULE II

    Condensed Financial Information of Registrant (Parent Company)
                             Balance Sheet
                   as of December 31, 1994 and 1993
                         (Dollars in millions)

                                ASSETS
                                                          1994        1993
                                                          -----       ----
Short-term investments                                 $   111.1    $  17.7
Actively managed fixed maturities                           13.3       31.8
Equity securities                                            3.3        4.7
Trading account securities                                  17.2        6.6
Other invested assets                                        6.5        8.5
Investment in CCP Insurance, Inc.                          195.4      244.3
Investment in Western National Corporation
  (eliminated in consolidation)                              -        760.9
Investment in wholly owned subsidiaries excluding
  Western National Corporation (eliminated in
  consolidation)                                           115.4      207.8
Investment in Bankers Life Holding Corporation
  (eliminated in consolidation)                            477.9      518.8
Investment in Conseco Capital Partners II, L.P.
  (eliminated in consolidation)                              4.3        -
Receivable from subsidiaries (eliminated in
   consolidation)                                           28.3       15.1
Income taxes                                                90.7        -
Other assets                                                42.4       45.1
                                                        --------   --------
     Total assets                                       $1,105.8   $1,861.3
                                                        ========   ========

                     LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
  Income tax liabilities                                $    -     $   92.4
  Notes payable                                            191.8      413.0
  Notes payable to subsidiaries (eliminated
    in consolidation)                                       18.9       58.2
  Other liabilities due subsidiaries (eliminated
    in consolidation)                                       90.4       97.7
  Other liabilities                                         57.7       57.4
                                                        --------   --------
     Total liabilities                                     358.8      718.7
                                                        --------   --------
Shareholders' equity:
  Preferred stock                                          283.5      287.5
  Common stock and additional paid-in capital
     (no par value, 500,000,000
     shares authorized, shares issued and
     outstanding: 1994 - 22,184,850;
     1993 - 25,311,773)                                    165.8      102.8
  Unrealized appreciation of securities (net of
     applicable deferred income taxes: 1994 -
     $(65.9); 1993 - $41.8)                               (139.7)      97.5
  Retained earnings                                        437.4      654.8
                                                        --------   --------
     Total shareholders' equity                            747.0    1,142.6
                                                        --------   --------
     Total liabilities and shareholders' equity         $1,105.8   $1,861.3
                                                        ========   ========


               The accompanying note is an integral part
                of the condensed financial information.
/TABLE

                      CONSECO, INC. AND SUBSIDIARIES

                                SCHEDULE II
     Condensed Financial Information of Registrant (Parent Company)
                          Statement of Operations
           for the years ended December 31, 1994, 1993 and 1992
                           (Dollars in millions)
                                                  1994        1993       1992
                                                  ----        ----       ----
Revenues:
 Net investment income                           $ 2.7       $   8.4      $   3.6
 Dividends from subsidiaries (eliminated
   in consolidation)                              39.6          18.6         82.2
 Equity in earnings of CCP Insurance, Inc.        24.7          37.4         15.8
 Equity in earnings of Life Re                      -            -           11.3
 Equity in earnings of Western National
   Corporation                                    40.2           -            -
 Fee and interest income from subsidiaries
   (eliminated in consolidation)                   4.3          12.0         46.5
 Gain on sale of stock of Life Re                   -            -           36.4
 Gain on sale of stock by subsidiaries              -          101.5          9.2
 Restructuring income                             80.8          36.6          9.3
 Other income                                      1.4           1.7          4.1
                                                ------        ------       ------
       Total revenues                            193.7         216.2        218.4
                                                ------        ------       ------
Expenses:
 Interest expense on long-term debt               20.6          22.8         22.8
 Interest expense to subsidiaries
   (eliminated in consolidation)                   7.1           7.8         10.9
 Operating costs and expenses                     28.7          40.4         29.0
 Expenses incurred in conjunction
   with terminated acquisition                    35.8            -           -
 Operating expenses of subsidiaries
   (eliminated in consolidation)                    .6            .5           .5
                                                ------        ------       ------
       Total expenses                             92.8          71.5         63.2
                                                ------        ------       ------
       Income before income taxes, equity
          in undistributed earnings of
          subsidiaries and extraordinary
           charge                                100.9         144.7        155.2

Income tax expense                                 8.5          44.2         31.5
                                                ------        ------       ------
       Income before equity in
          undistributed earnings
          of subsidiaries and
          extraordinary charge                    92.4         100.5        123.7

Equity in undistributed earnings of
  subsidiaries (eliminated in consolidation)      62.0         208.4         51.1
                                                ------        ------       ------
       Income before extraordinary charge        154.4         308.9        174.8

Extraordinary charge on extinguishment of
  debt, net of tax                                 4.0          11.9          5.3
                                                ------        ------       ------
       Net income                                150.4         297.0        169.5

Less preferred stock dividends                    18.6          20.6          5.5
                                                ------        ------       ------
       Earnings applicable to common stock      $131.8        $276.4       $164.0
                                                ======        ======       ======



                   The accompanying note is an integral
               part of the condensed financial information.

                      CONSECO, INC. AND SUBSIDIARIES


                                SCHEDULE II

      Condensed Financial Information of Registrant (Parent Company)

                          Statement of Cash Flows
           for the years ended December 31, 1994, 1993 and 1992
                           (Dollars in millions)
                                                  1994        1993       1992
                                                  ----        ----       ----
Cash flows from operating activities:
    Net income                                  $150.4       $297.0       $169.5
    Adjustments to reconcile net income to
      net cash provided by operating
      activities:
     Equity in undistributed earnings of
       consolidated subsidiaries                 (62.0)      (208.4)       (51.1)
     Equity in undistributed earnings
        of equity investments                    (61.0)       (36.6)       (26.9)
     Gain on sale of stock by subsidiaries         -         (101.5)        (9.2)
     Restructuring income                        (80.8)       (36.6)        (9.3)
     Income taxes                                 25.5         39.3          1.1
     Extraordinary charge on extinguishment
       of debt, net of tax                         4.0         11.9          5.3
     Other                                         4.3         11.8          3.0
                                                ------       ------      -------
         Net cash provided (used) by
           operating activities                  (19.6)       (23.1)        82.4
                                                ------       ------      -------
Cash flows from investing activities:
    Proceeds from sale of shares of Western
      National Corporation and related
        transactions                             811.7          -            -
    Redemption of debt and preferred stock
        by subsidiaries                            -          118.3         53.5
    Sales and maturities of investments           22.9         45.5         10.1
    Sale of investment in Life Re                  -            -           42.6
    Investments in consolidated subsidiaries       -         (391.4)      (129.7)
    Payment to affiliate                         (58.8)         -            -
    Purchases of investments                     (52.4)       (76.2)         -
 Investment in Conseco Capital Partners
    II, L.P.                                      (4.3)         -            -
 Investments in equity investments                 -          (59.5)         -
                                                ------       ------      -------
       Net cash provided (used) by
         investing activities                    719.1       (363.3)       (23.5)
                                                ------       ------      -------
Cash flows from financing activities:
 Issuance of equity securities, net                3.2        281.7          6.3
 Issuance of debt, net                           158.0        393.4          -
Payments on debt                                (378.4)      (180.0)       (24.8)
 Payments to retire equity securities           (357.6)       (75.3)       (49.4)
 Dividends paid                                  (31.3)       (23.0)        (7.6)
                                                ------       ------      -------
       Net cash provided (used) by financing
           activities                           (606.1)       396.8        (75.5)
                                                ------       ------      -------
       Net increase (decrease) in
           short-term investments                 93.4         10.4        (16.6)

 Short term investments, beginning of year        17.7          7.3         23.9
                                                ------       ------      -------
 Short term investments, end of year            $111.1       $ 17.7      $   7.3
                                                ======       ======      =======

                        The accompanying note is an
           integral part of the condensed financial information.

                      CONSECO, INC. AND SUBSIDIARIES

                                SCHEDULE II

                  Note to Condensed Financial Information

   Basis of Presentation

   The condensed financial information should be read in conjunction with the consolidated financial statements of Conseco, Inc. The condensed financial information includes the accounts and activity of the Parent Company and its non-insurance subsidiaries which act as the holding companies for the Company's life insurance subsidiaries and investees.

                        CONSECO, INC. AND SUBSIDIARIES

                                   SCHEDULE III

                       Supplementary Insurance Information
                              (Dollars in millions)
                                                                              Amortization
                                                                                   of
             Cost of policies                                    Insurance   cost of policies
                produced and               Insurance Net policy   benefits     produced and       Other
             cost of policies   Insurance   policy    investment     and     cost of policies   operating
Segment          purchased       liabilities   income     income     expenses(1)   purchased(2)    expenses(3)
-------         ---------      -----------   ------     ------    -----------   ------------   -----------

1994

BLH              $ 791.8         $3,040.8    $1,213.8   $ 219.5      $943.5        $ 108.2        $188.2
Statesman          472.8          4,843.8        13.6      95.2        70.7            6.7          21.6
WNC                  -               -            -         -           -              -             -
CCP                  -               -            -         -           -              -             -
Conseco's other
 wholly owned
 subsidiaries      57.7             652.8        58.2     75.5         78.5            2.1          12.3
Services provided
 for fees           -                -            -        -            -               -           32.4
Corporate and
 other              -                -            -        4.2          -               -           56.5
Eliminations        -                -            -       (8.7)         -               -          (18.9)
                --------        --------     --------   ------     --------         ------        ------
    Total       $1,322.3        $8,537.4     $1,285.6   $385.7     $1,092.7         $117.0        $292.1
                ========        ========     ========   ======     ========         ======        ======

1993

BLH               $680.6       $ 2,756.7     $1,200.7   $174.7     $  900.8         $143.5        $198.1
WNC                146.8         7,379.9         21.8    610.1        454.3           63.7          51.7
CCP                  -              -            -        -           -              -             -
Conseco's other
 wholly owned
 subsidiaries      34.9           661.7         72.3    110.2       121.2           17.6          13.6
Services provided
 for fees           -              -             -         -           -               -           25.1
Corporate and
 other              -              -             -       12.4          -               -           66.5
Eliminations        -              -            (1.0)   (11.2)         -              (.9)        (29.4)
               --------        --------     --------   ------     --------         ------        ------
      Total      $862.3       $10,798.3     $1,293.8   $896.2     $1,476.3         $223.9        $325.6
               ========        ========     ========   ======     ========         ======        ======

1992

BLH              $661.2       $ 2,490.2      $191.5   $  21.1      $125.4         $ 25.2         $ 34.7
WNC               165.2         6,894.3        48.0     507.8       397.3           80.9           18.2
CCP                 -              -           67.1     187.0       159.1           26.1           47.7
Conseco's other
 wholly owned
 subsidiaries     107.9         1,996.9        81.4     181.3       199.9           29.9           20.2
Services provided
 for fees          -               -            -        -            -               -             7.6
Corporate and
 other             -               -            -        8.4          -               -            59.9
Eliminations       -          (1,342.4)        (9.3)   (17.0)         -             (9.5)        (28.7)
              --------        --------     --------   ------     --------         ------        ------
      Total     $934.3       $10,039.0       $378.7   $888.6       $881.7         $152.6        $159.6
              ========        ========     ========   ======     ========         ======        ======
-------------------------

(1) Includes insurance policy benefits, change in future policy benefits and interest expense on annuities and financial products.


(2) Includes additional amortization related to gains on sales of investments.

(3) Includes interest expense on long-term debt, interest expense on short-term investment borrowings, change in future policy benefits related to realized gains and other operating costs and expenses.
/TABLE

                    CONSECO, INC. AND SUBSIDIARIES


                              SCHEDULE IV

                              Reinsurance
         for the years ended December 31, 1994, 1993 and 1992
                         (Dollars in millions)

                                                1994        1993         1992
                                                ----        ----         ----
Life insurance in force:
  Direct                                     $28,002.9     $21,554.5     $22,916.9
  Assumed                                         72.7          89.8         108.0
  Ceded                                       (2,008.0)     (1,754.1)     (2,383.9)
                                             ---------     ---------     ---------
       Net insurance in force                $26,067.6     $19,890.2     $20,641.0
                                             =========     =========     =========
       Percentage of assumed to net                 .3%          .5%           .5%
                                                   ===          ==           ===


Premiums recorded as revenue for generally
  accepted accounting principles:
    Direct                                    $1,268.9      $1,282.4       $361.2
    Assumed                                        5.1           6.0          2.2
    Ceded                                        (33.4)        (35.8)       (41.9)
                                              --------      --------       ------
       Net premiums                           $1,240.6      $1,252.6       $321.5
                                              ========      ========       ======
       Percentage of assumed to net                 .4%           .5%          .7%
                                                   ===           ===          ===
/TABLE

                                EXHIBIT INDEX
                        Annual Report on Form 10-K
                             of Conseco, Inc.
Exhibit
  No.                                Document
 ----                                --------
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

 2.3      Agreement and Plan of Merger dated as of May 1, 1994 by and among Conseco Capital Partners II,
          L.P., CCP II Acquisition Company and The Statesman Group, Inc. was filed with the Commission as Exhibit 2.1 to the Registrant's Report on Form 8-K dated September 29, 1994, and is incorporated herein by this reference.

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

 4.12     Indenture dated as of September 29, 1994 between ALHC Merger Corporation and LTCB Trust
          Company and First Supplemental Indenture dated as of September 29, 1994 between American Life
          Holding Company and the Trustee for the 11 1/4% Senior Subordinated Notes due 2004 were filed with the Commission as Exhibit 4.12 to the Registrant's Report on Form 8-K dated September 29,
          1994, and are incorporated herein by this reference.

 4.13     Indenture dated as of November 1, 1992 between Bankers Life Holding Corporation ("BLH"), and
          Shawmut Bank Connecticut, National Association (formerly The Connecticut National Bank), as
          Trustee, relating to the Senior Subordinated Notes due 2002 of BLH was filed with the Commission as Exhibit 4.2 to BLH's Registration Statement on Form S-1, No. 33-55026, and is incorporated herein by this reference.  The Registrant agrees to furnish the Commission upon its request a copy of any instrument defining the rights of holders of long-term debt of the Registrant and its consolidated subsidiaries.
/TABLE

Exhibit
  No.                                Document
 ----                                --------
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

 10.8     The Registrant's Stock Option Plan was filed with the Commission as Exhibit B to its definitive
          Proxy Statement dated December 10, 1983; Amendment No. 1 thereto was filed with the
          Commission as Exhibit 10.8.1 to its Report on Form 10-Q for the quarter ended June 30, 1985;
          Amendment No. 2 thereto was filed with the Commission as Exhibit 10.8.2 to its Registration
          Statement on Form S-1, No. 33-4367; Amendment No. 3 thereto was filed with the Commission as
          Exhibit 10.8.3 to the Registrant's Annual Report on Form 10-K for 1986; Amendment No. 4 thereto was filed with the Commission as Exhibit 10.8 to the Registrant's Annual Report on Form 10-K for
          1987; Amendment No. 5 thereto was filed with the Commission as Exhibit 10.8 to the Registrant's
          Report on Form 10-Q for the quarter ended September 30, 1991; and are incorporated herein by this reference.

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

10.8.6    Conseco Performance - Based Compensation Bonus Plan for Executive Vice Presidents was filed with the Commission as Exhibit B to the Registrant's definitive Proxy Statement dated April 29,
          1994, and is incorporated herein by this reference. .

*10.8.7   Conseco, Inc. Amended and Restated Deferred Compensation Plan.

*10.8.8   Amendment to the Amended and Restated Conseco Stock Bonus and Deferred Compensation
          Program.

 10.8.9   Conseco Performance-Based Compensation Bonus Plan for Executive Vice Presidents, was filed as
          Exhibit B to the Registrant's definitive Proxy Statement dated April 29, 1994 and is incorporated herein by reference.

/TABLE

Exhibit
  No.                                Document
 ----                                --------
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

 10.18.20 Construction Agreement dated February 7, 1994 between the Registrant and Browning Construction,
          Inc. was filed with the Commission as Exhibit 10.18.20 to the Registrant's Annual Report on Form
          10-K for 1993, and is incorporated herein by this reference.

 10.18.21 Agency Agreement dated December 17, 1993 between Bankers National Life Insurance Company and Browning Investments, Inc. was filed with the Commission as Exhibit 10.18.21 to the
          Registrant's Annual Report on Form 10-K for 1993, and is incorporated herein by this reference.

 10.18.22 Agreement to Assign Contract for Purchase of Real Estate dated January 7, 1994 between Bankers
          National Life Insurance Company and Carmel Drive Realty, Inc. was filed with the Commission as
          Exhibit 10.18.22 to the Registrant's Annual Report on Form 10-K for 1993, and is incorporated herein by this reference.

 10.18.23 Contract for Purchase of Real Estate dated January 7, 1994 between Bankers National Life Insurance
          Company and Meridian Mile Associates, L.P. was filed with the Commission as Exhibit 10.18.23 to the Registrant's Annual Report on Form 10-K for 1993, and is incorporated herein by this reference.

 10.18.24 Development Agreement dated January 7, 1994 between Bankers National Life Insurance Company and Browning Investments, Inc. was filed with the Commission as Exhibit 10.18.24 to the
          Registrant's Annual Report on Form 10-K for 1993, and is incorporated herein by this reference.

 10.18.25 Construction Agreement dated July 29, 1993 between Bankers National Life Insurance Company and Browning Construction, Inc. was filed with the Commission as Exhibit 10.18.25 to the
          Registrant's Annual Report on Form 10-K for 1993, and is incorporated herein by this reference.

 10.23    Aircraft Lease Agreement dated December 22, 1988, between General Electrical Capital
          Corporation and Conseco Investment Holding Company was filed with the Commission as Exhibit
          10.23 to the Registrant's Annual Report on Form 10-K for 1988, and is incorporated herein by this reference.

 10.23.1  Amendment to Aircraft Lease Agreement dated December 22, 1988, between General Electric
          Capital Corporation and Conseco Investment Holding Company was filed with the Commission as
          Exhibit 10.23.1 to the Registrant's Annual Report on Form 10-K for 1993, and is incorporated herein by this reference.

 10.24    Aircraft Lease Agreement dated April 26, 1991 between General Electric Capital Corporation and
          Conseco Investment Holding Company was filed with the Commission as Exhibit 10.29 to the
          Registrant's Report on Form 10-Q for the quarter ended September 30, 1991, and is incorporated herein by this reference.

 10.24.1  Amendment to Aircraft Lease Agreement dated April 26, 1991, between General Electric Capital
          Corporation and Conseco Investment Holding Company was filed with the Commission as Exhibit
          10.24.1 to the Registrant's Annual Report on Form 10-K for 1993, and is incorporated herein by this reference.

 10.25    Aircraft Lease Purchase Agreement dated December 28, 1993, between MetLife Capital Corporation and Conseco Investment Holding Company was filed with the Commission as Exhibit 10.25 to the
          Registrant's Annual Report on Form 10-K for 1993, and is incorporated herein by this reference.

/TABLE

Exhibit
  No.                                Document
 ----                                --------
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

 10.32    Aircraft Lease Agreement dated October 6, 1993, between General Electric Capital Corporation and
          Conseco Investment Holding Company and the associated Assignment Agreement dated October
          25, 1993, between General Electric Capital Corporation and Nationsbanc Leasing Corporation were filed with the Commission as Exhibit 10.32 to the Registrant's Annual Report on Form 10-K for
          1993, and are incorporated herein by this reference.

 10.33.1  U.S. Purchase Agreement dated February 8, 1994 among Western National Corporation, Conseco
          Investment Holding Company, Conseco, Inc. and Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner
          & Smith Incorporated, Dean Witter Reynolds Inc., Goldman, Sachs & Co. and Ladenburg, Thalmann
          and Co., Inc. as representatives of the several underwriters named therein was filed with the
          Commission as Exhibit 10.33.1 to the Registrant's Annual Report on Form 10-K for 1993, and is
          incorporated herein by this reference.

 10.33.2  International Purchase Agreement dated February 8, 1994 among Western National Corporation,
          Conseco Investment Holding Company, Conseco, Inc., and Merrill Lynch International Limited,
          Dean Witter International Ltd., Goldman Sachs International Limited and Ladenburg, Thalmann &
          Co. Inc., as Lead Managers of the several managers named therein was filed with the Commission as Exhibit 10.33.2 to the Registrant's Annual Report on Form 10-K for 1993, and is incorporated herein by this reference.

 10.34    Separation Agreement dated February 8, 1994 between Conseco, Inc. and Western National
          Corporation was filed with the Commission as Exhibit 10.34 to the Registrant's Annual Report on
          Form 10-K for 1993, and is incorporated herein by this reference.

 10.35    Stock Purchase Agreement dated December 2, 1994 between American General Corporation and
          Conseco Investment Holding Company was filed with the Commission as Exhibit 10.35 to the
          Registrant's Report on Form 8-K dated December 23, 1994, and is incorporated herein by this reference.

 10.36    Lease dated as of December 18, 1992 between LaSalle National Trust, N.A. as trustee and Bankers
          Life and Casualty Company relating to the lease of executive office and administration space by BLH was filed with the Commission as Exhibit 10.17 to Amendment No. 1 to BLH's Registration
          Statement on Form S-1, No. 33-55026, and is incorporated herein by this reference.

 10.37    Lease dated as of August 20, 1993 between REO Holding Corporation and Bankers Life and
          Casualty Company relating the lease of warehouse space by BLH was filed with the Commission as
          Exhibit 10.14 to BLH's Report on Form 10-K for 1994, and is incorporated herein by this reference.

*11.1     Computation of Earnings Per Share - Primary.

*11.2     Computation of Earnings Per Share - Fully Diluted.

*12.1     Computation of Ratio of Earnings to Fixed Charges and Preferred Dividends.

*12.2     Computation of Ratio of Earnings to Fixed Charges and Preferred Dividends for Which Conseco is
          Directly Liable.

/TABLE

Exhibit
  No.                                Document
 ----                                --------
*21       List of Subsidiaries.

*23       Consent of Independent Accountants

*27       FINANCIAL DATA SCHEDULE

                    *Filed herewith
/TABLE

Exhibit
  No.                                Document
 ----                                --------
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

 10.8     The Registrant's Stock Option Plan was filed with the Commission as Exhibit B to its definitive
          Proxy Statement dated December 10, 1983; Amendment No. 1 thereto was filed with the
          Commission as Exhibit 10.8.1 to its Report on Form 10-Q for the quarter ended June 30, 1985;
          Amendment No. 2 thereto was filed with the Commission as Exhibit 10.8.2 to its Registration
          Statement on Form S-1, No. 33-4367; Amendment No. 3 thereto was filed with the Commission as
          Exhibit 10.8.3 to the Registrant's Annual Report on Form 10-K for 1986; Amendment No. 4 thereto was filed with the Commission as Exhibit 10.8 to the Registrant's Annual Report on Form 10-K for
          1987; Amendment No. 5 thereto was filed with the Commission as Exhibit 10.8 to the Registrant's
          Report on Form 10-Q for the quarter ended September 30, 1991; and are incorporated herein by this reference.

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

10.8.6    Conseco Performance - Based Compensation Bonus Plan for Executive Vice Presidents was filed with the Commission as Exhibit B to the Registrant's definitive Proxy Statement dated April 29,
          1994, and is incorporated herein by this reference. .

*10.8.7   Conseco, Inc. Amended and Restated Deferred Compensation Plan.
/TABLE

Exhibit
  No.                                Document
 ----                                --------

*10.8.8   Amendment to the Amended and Restated Conseco Stock Bonus and Deferred Compensation
          Program.

 10.8.9   Conseco Performance-Based Compensation Bonus Plan for Executive Vice Presidents, was filed as
          Exhibit B to the Registrant's definitive Proxy Statement dated April 29, 1994 and is incorporated herein by reference.




