Form 10-Q
period 1995-03-31
CONSECO INC
filed 1995-05-15
CIK 719241

                             UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                               Form 10-Q

    [ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended March 31, 1995


    [   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from ______ to ______


                    Commission File Number  1-9250


                             Conseco, Inc.


            Indiana                        No. 35-1468632
     ______________________        ______________________________
     State of Incorporation        IRS Employer Identification No.


   11825 N. Pennsylvania Street
       Carmel, Indiana  46032               (317) 817-6100
______________________________________         _________
Address of principal executive offices         Telephone


  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days: Yes [ X ]  No [   ]



   Shares of common stock outstanding as of May 1, 1995: 20,208,095

                    PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                    CONSECO, INC. AND SUBSIDIARIES

                      CONSOLIDATED BALANCE SHEET
                         (Dollars in millions)

                                ASSETS

                                                                       March 31,       December 31,
                                                                         1995              1994
                                                                         ____              ____
                                                                      (unaudited)        (audited)
Investments:
  Actively managed fixed maturities at fair value (amortized
   cost: 1995 - $8,249.2; 1994 - $7,440.5)                          $ 8,178.4           $ 7,067.1
  Equity securities at fair value (cost: 1995 - $44.6;
   1994 - $43.0)                                                         43.2                39.6
  Mortgage loans                                                        129.3               142.6
  Credit-tenant loans                                                    84.2                69.0
  Policy loans                                                          175.3               175.1
  Investment in CCP Insurance, Inc.                                     224.8               195.4
  Other invested assets                                                  64.4                68.7
  Trading account securities                                              -                  21.6
  Short-term investments                                                182.5               295.4
  Assets held in separate accounts                                       88.2                84.9
                                                                    _________           _________
     Total investments                                                9,170.3             8,159.4

Accrued investment income                                               146.6               126.3
Reinsurance receivables                                                  48.4                45.5
Income taxes                                                             95.9               195.2
Cost of policies purchased                                              909.6             1,021.6
Cost of policies produced                                               347.5               300.7
Goodwill (net of accumulated amortization: 1995 - $30.0;
  1994 - $25.3)                                                         684.0               687.7
Property and equipment (net of accumulated depreciation:
  1995 - $29.1; 1994 - $27.1)                                            91.6                89.1
Securities segregated for the future redemption of redeemable
 preferred stock of a subsidiary                                         36.9                36.2
Cash segregated for the redemption of subordinated debentures
 of a subsidiary                                                         23.2                24.2
Other assets                                                            136.1               126.0
                                                                    _________           _________
     Total assets                                                   $11,690.1           $10,811.9
                                                                    =========           =========





                       (continued on next page)



        The accompanying notes are an integral part
         of the consolidated financial statements.
/TABLE

                    CONSECO, INC. AND SUBSIDIARIES

                         (Dollars in millions)

                 LIABILITIES AND SHAREHOLDERS' EQUITY



                                                                     March 31,          December 31,
                                                                       1995                1994
                                                                       ____                ____
                                                                    (unaudited)          (audited)
Liabilities:
  Insurance liabilities                                            $  8,723.4          $  8,537.4
  Investment borrowings                                                 582.3                 -
  Other liabilities                                                     338.3               318.0
  Liabilities related to separate accounts                               88.2                84.9
  Notes payable of Conseco                                              221.4               191.8
  Notes payable of Partnership II entities, not direct
    obligations of Conseco                                              315.7               331.1
  Notes payable of Bankers Life Holding Corporation, not
    direct obligations of Conseco                                       280.2               280.0
                                                                    _________           _________
      Total liabilities                                              10,549.5             9,743.2
                                                                    _________           _________
Minority interest                                                       395.0               321.7
                                                                    _________           _________
Shareholders' equity:
  Preferred stock                                                       283.5               283.5
  Common stock, no par value, and additional paid-in
    capital; 500,000,000 shares authorized; shares
    issued and outstanding: 1995 - 20,203,705;
    1994 - 22,184,850                                                   152.0               165.8
  Unrealized depreciation of securities (net of
    applicable deferred income tax benefits: 1995 - $34.9;
    1994 - $65.9)                                                       (67.2)             (139.7)
  Retained earnings                                                     377.3               437.4
                                                                    _________           _________
      Total shareholders' equity                                        745.6               747.0
                                                                    _________           _________
      Total liabilities and shareholders' equity                    $11,690.1           $10,811.9
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

                    CONSECO, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF OPERATIONS
                         (Dollars in millions)
                              (unaudited)

                                                                     Three months ended
                                                                          March 31,
                                                                    ____________________
                                                                    1995            1994
                                                                    ____            ____
Revenues:
  Insurance policy income                                           $341.1         $321.1
  Investment activity:
   Net investment income                                             179.4           68.5
   Net trading income                                                  1.6            -
   Net realized gains (losses)                                         1.1           (7.6)
  Fee revenue                                                         10.7           12.9
  Equity in earnings of CCP Insurance, Inc.                            6.4            8.0
  Equity in earnings of Western National Corporation                   -             21.9
  Restructuring income                                                 -             65.3
  Other income                                                         2.7             .1
                                                                    ______         ______
    Total revenues                                                   543.0          490.2
                                                                    ______         ______
Benefits and expenses:
  Insurance policy benefits                                          255.8          232.3
  Change in future policy benefits                                     6.6           11.1
  Interest expense on annuities and financial products                87.4           14.6
  Interest expense on notes payable                                   20.9           13.5
  Interest expense on investment borrowings                            2.2            2.2
  Amortization related to operations                                  42.1           30.2
  Amortization related to realized gains and losses                    2.6            (.9)
  Other operating costs and expenses                                  55.1           53.0
                                                                    ______         ______
    Total benefits and expenses                                      472.7          356.0
                                                                    ______         ______
    Income before income taxes, minority interest and
      extraordinary charge                                            70.3          134.2
    Income tax expense                                                26.1           39.8
                                                                    ______         ______
    Income before minority interest and extraordinary charge          44.2           94.4
Minority interest                                                     19.8           11.9
                                                                    ______         ______
    Income before extraordinary charge                                24.4           82.5
Extraordinary charge on extinguishment of debt, net of taxes
   and minority interest                                               -              2.4
                                                                    ______         ______
    Net income                                                        24.4           80.1
Less preferred stock dividends                                         4.6            4.7
                                                                    ______         ______
    Net income applicable to common stock                           $ 19.8         $ 75.4
                                                                    ======         ======




                                             (continued on next page)


        The accompanying notes are an integral part of the consolidated financial statements.

                    CONSECO, INC. AND SUBSIDIARIES

            CONSOLIDATED STATEMENT OF OPERATIONS, continued
             (Dollars in millions, except per share data)
                              (unaudited)

                                                                      Three months ended
                                                                           March 31,
                                                                    ______________________
                                                                    1995              1994
                                                                    ____              ____
Earnings per common share and common equivalent share:
  Primary:
     Weighted average shares outstanding                         21,830,000          28,304,000
     Net income before extraordinary charge                           $ .91               $2.76
     Extraordinary charge                                                -                  .09
                                                                      _____               _____
        Net income                                                    $ .91               $2.67
                                                                      =====               =====
  Fully diluted:
     Weighted average shares outstanding                         21,830,000          32,814,000
     Net income before extraordinary charge                           $ .91               $2.51
     Extraordinary charge                                                -                  .07
                                                                      _____               _____
        Net income                                                    $ .91               $2.44
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

                  CONSECO, INC. AND SUBSIDIARIES

          CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                      (Dollars in millions)
                           (unaudited)

                                                                      Three months ended
                                                                           March 31,
                                                                    ______________________
                                                                    1995              1994
                                                                    ____              ____
Preferred stock:
 Balance, beginning and end of period                             $ 283.5           $ 287.5
                                                                  =======           =======
Common stock and additional paid-in capital:
 Balance, beginning of period                                     $ 165.8           $ 102.8
   Amounts related to stock options and employee
     benefit plans                                                    1.1              17.4
   Tax benefit related to issuance of shares under
     employee benefit plans                                            .1              67.5
   Cost of shares acquired charged to common stock
     and additional paid-in capital                                 (15.0)            (13.1)
                                                                  _______           _______
 Balance, end of period                                           $ 152.0           $ 174.6
                                                                  =======           =======
Unrealized appreciation (depreciation) of securities:
 Balance, beginning of period                                     $(139.7)         $   97.5
   Change in unrealized appreciation (depreciation)                  72.5            (126.6)
                                                                  _______           _______
 Balance, end of period                                           $ (67.2)          $ (29.1)
                                                                  =======           =======
Retained earnings:
 Balance, beginning of period                                     $ 437.4           $ 654.8
   Net income                                                        24.4              80.1
   Cost of shares acquired charged to retained earnings             (77.4)           (175.9)
   Dividends on common stock                                         (2.5)             (3.2)
   Dividends on preferred stock                                      (4.6)             (4.7)
                                                                  _______           _______
 Balance, end of period                                           $ 377.3           $ 551.1
                                                                  =======           =======
     Total shareholders' equity                                   $ 745.6           $ 984.1
                                                                  =======           =======



















        The accompanying notes are an integral part of the consolidated financial statements.

                    CONSECO, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF CASH FLOWS
                         (Dollars in millions)
                              (unaudited)
                                                                    Three months ended
                                                                         March 31,
                                                                  ______________________
                                                                  1995              1994
                                                                  ____              ____
Cash flows from operating activities:
  Net income                                                     $    24.4         $  80.1
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Amortization and depreciation                                   46.7            31.1
      Income taxes                                                    17.1            34.2
      Insurance liabilities                                            5.4            29.2
      Interest credited to insurance liabilities                      87.4            14.6
      Fees charged to insurance liabilities                          (16.0)           (8.9)
      Accrual and amortization of investment income                  (59.5)          (11.1)
      Deferral of cost of policies produced                          (62.1)          (31.6)
      Restructuring income                                             -             (65.3)
      Equity in undistributed earnings of Western
        National Corporation                                           -             (21.9)
      Equity in undistributed earnings of CCP Insurance, Inc.         (6.2)           (7.8)
      Trading account securities                                      21.6            20.9
      Minority interest                                               14.2            11.4
      Extraordinary charge on extinguishment of debt                   -               2.4
      Other                                                           24.1            13.9
                                                                 _________         _______
         Net cash provided by operating activities                    97.1            91.2
                                                                 _________         _______
Cash flows from investing activities:
  Sales of investments                                               470.4           562.2
  Maturities and redemptions                                          35.6            56.5
  Purchases of investments                                        (1,283.1)         (705.6)
  Purchase of additional shares of Bankers Life
    Holding Corporation                                              (31.5)            -
  Cash held by Western National Corporation before
    deconsolidation and the settlement of intercompany balances         -           (352.5)
  Proceeds from sale of shares of Western National Corporation
    and related transactions                                            -            537.9
  Other                                                                 .2            (4.3)
                                                                 _________         _______
      Net cash provided (used) by investing activities              (808.4)           94.2
                                                                 _________         _______
Cash flows from financing activities:
  Issuance of capital stock                                             .3            16.0
  Issuance of notes payable of Conseco, net                           59.6             -
  Payments on notes payable of Conseco                               (30.0)         (220.3)
  Payments on debt of subsidiaries - not direct
    obligations of Conseco                                           (15.0)          (11.0)
  Payments to repurchase equity securities of Conseco                (92.4)         (189.0)
  Deposits to insurance liabilities                                  336.1            76.2
  Investment borrowings                                              582.3           105.1
  Withdrawals from insurance liabilities                            (235.4)          (30.5)
  Dividends paid                                                      (7.1)           (7.9)
                                                                 _________         _______
      Net cash provided (used) by financing activities               598.4          (261.4)
                                                                 _________         _______
      Net decrease in short-term investments                        (112.9)          (76.0)

Short-term investments, beginning of period                          295.4           666.4
                                                                 _________         _______
Short-term investments, end of period                            $   182.5         $ 590.4
                                                                 =========         =======

        The accompanying notes are an integral part of the consolidated financial statements.

                    CONSECO, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              (unaudited)


   The following notes should be read in conjunction with the notes to consolidated financial statements included in the 1994 Form 10-K of Conseco, Inc. ("We", "Conseco" or the "Company").

   BASIS OF PRESENTATION

   Our unaudited consolidated financial statements as of March 31, 1995 and 1994, reflect all adjustments, consisting only of normal recurring items, which are necessary to present fairly Conseco's financial position and results of operations on a basis consistent with that of our prior audited consolidated financial statements. We have reclassified certain amounts from the prior period to conform to the 1995 presentation.

   Consolidation issues. Prior to its initial public offering ("IPO") on February 15, 1994, Western National Corporation ("WNC") was a wholly owned subsidiary of Conseco. We sold 60 percent of our equity interest in WNC in the IPO. After the IPO, we no longer had unilateral control of WNC and we ceased including the accounts of WNC in our consolidated financial statements. We sold our remaining 40 percent interest in WNC on December 23, 1994. Therefore, we had no earnings from WNC in the first quarter of 1995 and our equity in earnings of WNC in the first quarter of 1994 reflected: (i) all of WNC's earnings for the period through February 15, 1994; and (ii) 40 percent of WNC's earnings for the remainder of the quarter.

   Conseco Capital Partners II, L.P. ("Partnership II") acquired The Statesman Group, Inc. ("Statesman") on September 29, 1994 (the "Acquisition"). After the Acquisition, Partnership II owns 80 percent of the outstanding shares of Statesman's common stock. Because Conseco Partnership Management, Inc., a wholly owned subsidiary of Conseco, is the sole general partner of Partnership II, Conseco controls Partnership II and Statesman, even though its ownership interest is less than 50 percent. Because of this control, Conseco's consolidated financial statements are required to include the accounts of Partnership II and Statesman. Immediately after the Acquisition, Conseco, through its direct investment and through its equity interests in the investments made by Bankers Life Holding Corporation ("BLH"), CCP Insurance, Inc. ("CCP") and WNC, had a 27 percent ownership interest in Statesman. At March 31, 1995, Conseco's ownership interest in Statesman had decreased to 25 percent as the net result of: (i) the sale of Conseco's 40 percent equity interest in WNC on December 23, 1994;
(ii) the sale of a portion of CCP's investment in Statesman to an unaffiliated company; and (iii) an increase in Conseco's percentage ownership in BLH and CCP due to our stock purchases and the stock purchases by BLH and CCP under their respective share repurchase programs.

   We accounted for the Acquisition of Statesman using the purchase method of accounting. Under purchase accounting, we allocated the total purchase cost of Statesman to the assets and liabilities acquired, based on a preliminary determination of their fair values. We may adjust this allocation when we make a final determination of such values. We do not believe any adjustment will be material, however.

   ADJUSTMENT TO ACTIVELY MANAGED FIXED MATURITIES

   We classify fixed maturity investments into three categories:
"actively managed" (which are carried at estimated fair value), "trading account" (which are carried at estimated fair value) and "held to maturity" (which are carried at amortized cost). We did not classify any fixed maturity investments in the trading account or held to maturity categories at March 31, 1995.

  Adjustments to carry actively managed fixed maturity investments at fair value have no effect on our earnings. We record them, net of tax and other adjustments, as an adjustment to shareholders' equity. The following table summarizes the effect of these adjustments on Conseco's actively managed fixed maturities and on Conseco's investment in CCP (as a result of similar adjustments made by CCP) as of March 31, 1995.

                                                                Effect of fair value
                                                   Balance        adjustment to
                                                    before        actively managed      Reported
                                                  adjustment      fixed maturities       amount
                                                  __________      ________________       ______
                                                                (Dollars in millions)

Actively managed fixed maturities                  $8,249.2          $(70.8)           $8,178.4
Investment in CCP Insurance, Inc.                     247.7           (22.9)              224.8
Cost of policies purchased                            910.8            (1.2)              909.6
Cost of policies produced                             334.6            12.9               347.5
Income tax asset                                       70.4            25.5                95.9
Minority interest                                     382.9            12.1               395.0
Unrealized appreciation (depreciation)
  of securities                                         1.4           (68.6)              (67.2)

   PRO FORMA DATA

   The pro forma data are presented as if the following transactions had all occurred on January 1, 1994: (i) the acquisition of Statesman by Partnership II; (ii) the IPO of WNC;
and (iii) the sale by Conseco of its remaining 40 percent equity interest in WNC.

                                                              Three months
                                                                 ended
                                                            March 31, 1994(a)
                                                            _________________
                                                          (Dollars in millions,
                                                          except per share data)
Revenues                                                         $495.0
Income before extraordinary charge                                 19.8
Income before extraordinary charge per common share:
    Primary                                                      $  .54
    Fully diluted                                                   .54
 __________________

(a) Excludes revenues, net income, net income per primary common share and net income per fully diluted common share from restructuring income related to the IPO of WNC of $65.3 million, $42.4 million, $1.50 and $1.29, respectively.

   CHANGES IN NOTES PAYABLE

   Notes payable of Conseco

    At March 31, 1995, we had drawn $30.0 million under our $200.0 million revolving credit agreements. The interest rate on this amount was 6.88 percent at March 31, 1995.

   Notes payable of Partnership II entities (not direct obligations of Conseco)

   During March 1995, Statesman made a scheduled $15.0 million principal payment on its senior term loan. The interest rates on this loan at March 31, 1995, were 8.5 percent for the $115.0 million borrowed under Tranche A and 9.0 percent for the $40.0 million borrowed under Tranche B.

   In connection with the Acquisition, cash was segregated for the redemption of Statesman's subordinated debentures. During the three months ended March 31, 1995, an additional $1.0 million principal amount of such subordinated debentures was converted and redeemed. Funds to pay such holders will be held in escrow until the debentures are converted, redeemed or mature.

   Notes payable of BLH (not direct obligations of Conseco)

   During April 1995, BLH made a scheduled $16.0 million principal payment on its senior term loan. The interest rate on this loan was 8.5 percent at March 31, 1995.

   CHANGES IN CAPITAL STOCK

   We repurchased 2.0 million of our common shares during the first three months of 1995 as part of our previously announced stock repurchase program. The total cost of shares repurchased during the first quarter of 1995 of $92.4 million was allocated to shareholders' equity accounts as follows: (i) $15.0 million to common stock and additional paid-in capital (such allocation was based on the average common stock and paid-in capital balance per share); and (ii) $77.4 million to retained earnings. In April 1995, we announced that we had terminated our common stock repurchase program.

   During the first three months of 1995, we issued 38,218 common shares upon the exercise of stock options. Proceeds from the exercise of options of $.3 million and the related tax benefit of $.1 million were added to common stock and additional paid-in capital.

   During the first three months of 1995, we issued 3,137 shares of
common stock to employee benefit plans.   As a result, we added
$.8 million to common stock and additional paid-in capital.

   REINSURANCE

   The cost of reinsurance ceded for policies containing mortality or morbidity risks totaled $6.9 million and $6.0 million in the first three months of 1995 and 1994, respectively. We deducted this cost from insurance policy income. Reinsurance premiums assumed on policies containing mortality risks totaled $.9 million and $1.3 million in the first three months of 1995 and 1994, respectively. Reinsurance recoveries netted against insurance policy benefits totaled $5.8 million and $5.7 million in the first three months of 1995 and 1994, respectively.

   CHANGES IN MINORITY INTEREST

   During the first quarter of 1995, Conseco purchased an additional 1.5 million common shares of BLH for $31.5 million.
This increased our common equity ownership interest in BLH to 62 percent.

   Changes in minority interest during the first three months of 1995 and 1994 are summarized below (dollars in millions):

                                                              1995         1994
                                                              ____         ____
Minority interest, beginning of period                       $321.7       $223.8
  Purchase of equity securities of BLH by Conseco             (31.5)         -
  Minority interests' equity in the change in financial
    position of the Company's subsidiaries:
      Net income before extraordinary charge                   19.8         11.9
      Unrealized appreciation (depreciation) of securities     87.8         (8.4)
      Dividends                                                (5.3)        (4.1)
      Other                                                     2.5          -
                                                             ______       ______
Minority interest, end of period                             $395.0       $223.2
                                                             ======       ======

   ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS.

   The following discussion highlights material factors affecting our results of operations and the significant changes in our balance sheet items. Changes in 1995 and 1994 balances in the consolidated financial statements are largely affected by the transactions described in the notes to the consolidated financial statements included herein and the notes to the consolidated financial statements included in our 1994 Form 10-K. This discussion should be read in conjunction with both sets of consolidated financial statements and notes.

   RESULTS OF OPERATIONS

   Conseco generates earnings by:

    -  Operating life insurance companies;


    - Providing services to affiliates and non-affiliates for fees; and


    - Acquiring and restructuring life insurance companies in partnership with other investors (currently conducted through Partnership II).

   The following table shows the sources of Conseco's net income
(after taxes and minority interest) for the first quarter of 1995 and 1994:

                                                                       Three months
                                                                       ended March 31,
                                                                    ___________________
                                                                    1995           1994
                                                                    ____           ____
                                                                   (Dollars in millions)
Operations of life insurance companies:
  BLH:
   Operating earnings                                              $13.5           $11.5
   Net realized losses                                               (.3)            (.3)
                                                                   ______          _____
     Net income                                                     13.2            11.2
                                                                   ______          _____
  Statesman:
   Operating earnings                                                 2.3            -
   Net trading income                                                  .1            -
   Net realized gains                                                  .1            -
                                                                   ______          _____
     Net income                                                       2.5            -
                                                                   ______          _____
  WNC:
   Operating earnings                                                 -             17.5
   Net trading income                                                 -              2.6
   Net realized gains                                                 -              1.6
                                                                   ______          _____
     Net income                                                       -             21.7
                                                                   ______          _____
  CCP:
   Operating earnings                                                 5.9            7.2
   Net realized gains                                                  .1             .2
   Extraordinary charge                                               -              (.5)
                                                                   ______          _____
     Net income                                                       6.0            6.9
                                                                   ______          _____
  Wholly Owned Insurance Subsidiaries:
   Operating earnings                                                 5.0            6.3
   Net realized losses                                               (1.4)          (5.0)
                                                                   ______          _____
     Net income                                                       3.6            1.3
                                                                   ______          _____
  Total from operations of life insurance companies:
   Operating earnings                                                26.7           42.5
   Net trading income                                                  .1            2.6
   Net realized losses                                               (1.5)          (3.5)
   Extraordinary charge                                               -              (.5)
                                                                   ______          _____
     Net income                                                      25.3           41.1
                                                                   ______          _____
  Services provided for fees                                          6.5            6.1
                                                                   ______          _____
  Restructuring income:
   Sale of 60 percent common equity interest in WNC                    -            42.4
                                                                   ______          _____
  Corporate and other:
   Operating expenses, net of revenues                               (3.8)          (3.5)
   Interest expense on notes payable                                 (4.2)          (5.1)
   Net trading income                                                  .6             -
   Net realized gains                                                  -             1.0
   Extraordinary charge                                                -            (1.9)
                                                                   ______          _____
     Net loss                                                        (7.4)          (9.5)
                                                                   ______          _____
  Consolidated earnings:
   Operating earnings                                                25.2           40.0
   Net trading income                                                  .7            2.6
   Net realized losses                                               (1.5)          (2.5)
   Restructuring income                                               -             42.4
   Extraordinary charge                                               -             (2.4)
                                                                   ______          _____
     Net income                                                    $ 24.4          $80.1
                                                                   ======          =====

   The following table shows the source of Conseco's fully diluted earnings per share for the first quarter of 1995 and 1994:

                                                                       Three months
                                                                       ended March 31,
                                                                    ___________________
                                                                    1995           1994
                                                                    ____           ____
                                                                   (Dollars in millions)
Operations of life insurance companies:
  BLH:
   Operating earnings                                              $ .54         $  .35
   Net realized losses                                              (.01)          (.01)
                                                                   _____          _____
      Net income                                                     .53            .34
                                                                   _____          _____
  Statesman:
   Operating earnings                                                .09             -
   Net trading income                                                .01             -
                                                                   _____          _____
      Net income                                                     .10             -
                                                                   _____          _____
  WNC:
   Operating earnings                                                 -             .53
   Net trading income                                                 -             .08
   Net realized gains                                                 -             .05
                                                                   _____          _____
      Net income                                                      -             .66
                                                                   _____          _____
  CCP:
   Operating earnings                                                .23            .23
   Extraordinary charge                                               -            (.02)
                                                                   _____          _____
      Net income                                                     .23            .21
                                                                   _____          _____
  Wholly Owned Insurance Subsidiaries:
   Operating earnings                                                .19            .19
   Net realized losses                                              (.06)          (.15)
                                                                   _____          _____
      Net income                                                     .13            .04
                                                                   _____          _____
  Total from operations of life insurance companies:
   Operating earnings                                               1.05           1.30
   Net trading income                                                .01            .08
   Net realized losses                                              (.07)          (.11)
   Extraordinary charge                                               -            (.02)
                                                                   _____          _____
      Net income                                                     .99           1.25
                                                                   _____          _____
  Services provided for fees                                         .26            .19
                                                                   _____          _____
  Restructuring income:
   Sale of 60 percent common equity interest in WNC                   -            1.29
                                                                   _____          _____
  Corporate and other:
   Operating expenses, net of revenues                              (.17)          (.11)
   Interest expense on notes payable                                (.19)          (.16)
   Net trading income                                                .02             -
   Net realized gains                                                -              .03
   Extraordinary charge                                              -             (.05)
                                                                   _____          _____
      Net loss                                                      (.34)          (.29)
                                                                   _____          _____
  Consolidated earnings:
   Operating earnings                                                .95           1.22
   Net trading income                                                .03            .08
   Net realized losses                                              (.07)          (.08)
   Restructuring income                                               -            1.29
   Extraordinary charge                                               -            (.07)
                                                                   _____          _____
      Net income                                                   $ .91          $2.44
                                                                   =====          =====
/TABLE

Additional Discussion of Consolidated Statement of Operations for the First Quarter of 1995 Compared to the First Quarter of 1994:

   The following tables and narratives summarize amounts reported in the consolidated statement of operations. Many of the changes from period to period resulted from: (i) changes in Conseco's percentage ownership in BLH, WNC and CCP; and (ii) the acquisition of Statesman on September 29, 1994.

Operations of Life Insurance Companies:

BLH:

                                                                          Three months
                                                                         ended March 31,
                                                                      ____________________
                                                                      1995            1994
                                                                      ____            ____
                                                                      (Dollars in millions)
Revenues:
  Insurance policy income                                           $313.9         $303.6
  Investment activity:
      Net investment income                                           60.8           47.9
      Net trading income                                                .2            -
      Net realized losses                                             (1.7)          (1.9)
Total revenues                                                       374.1          349.6
Benefits and expenses:
  Insurance policy benefits and change in
    future policy benefits                                           240.5          224.9
  Interest expense on annuities and financial products                19.7           10.3
  Interest expense on notes payable                                    8.0            7.6
  Interest expense on investment borrowings                             .7            2.0
  Amortization related to operations                                  30.2           28.7
  Amortization related to realized losses                             (1.0)          ( .9)
  Other operating costs and expenses                                  35.9           38.7
Income before taxes and minority interest                             40.1           38.3
Income tax expense                                                    16.2           15.2
Income before minority interest                                       23.9           23.1
Minority interest                                                     10.7           11.9
Net income                                                            13.2           11.2

Summarized by component, all net of applicable expenses,
  taxes and minority interest:
    Operating earnings                                                13.5           11.5
    Net realized losses                                                (.3)           (.3)
    Net income                                                        13.2           11.2
/TABLE

<PAGE 15>

   General. Conseco's first quarter 1994 earnings reflected a 57 percent ownership interest in BLH. During the last nine months of 1994, BLH acquired 1.8 million shares of its common stock at a cost of $35.7 million. During the first quarter of 1995, Conseco acquired 1.5 million common shares of BLH at a cost of $31.5 million. These transactions increased Conseco's average ownership interest in BLH for the first quarter of 1995 to 60 percent. All activities of BLH are included in Conseco's financial statements on a consolidated basis. However, Conseco's minority interest adjustment removes the portion of BLH's net income applicable to other owners.

  BLH participated in the investment by Partnership II in Statesman. Because a subsidiary of Conseco is the sole general partner of Partnership II, Conseco controls Statesman.
Accordingly, Conseco accounts for its investment in Statesman using the consolidation method. Conseco's ownership interest in Statesman through BLH is included in the Statesman segment.

   At March 31, 1995, the BLH shares owned by Conseco had a net carrying value of $555.8 million, a fair value of $657.2 million and a cost of $344.6 million.

   Insurance policy income increased as a result of increases in Medicare supplement and long-term care premiums, offset by the anticipated decrease in comprehensive major medical product premiums due to prior steps taken to improve the profitability of this product.

   Net investment income increased by 27 percent in the 1995 period. The increase was due to the growth of invested assets as a result of: (i) recurring operations; and (ii) the recapture, on April 1, 1994, of a reinsurance treaty with assets totaling $371.0 million.

   Net realized losses often fluctuate from period to period. BLH sold $81.9 million and $435.2 million of actively managed securities during the first quarters of 1995 and 1994, respectively. Net realized gains and losses arise when securities are sold in response to changes in the investment environment which create opportunities to enhance the total return of the investment portfolio without adversely affecting either the quality of the portfolio or the matching of expected maturities of assets and liabilities.

   Realized gains and losses affect the timing of the amortization of cost of policies purchased and cost of policies produced. As a result of realized gains and losses from the sales of fixed maturity investments, amortization of the cost of policies purchased and the cost of policies produced decreased by $1.0 million in the 1995 period and by $.9 million in the 1994 period.

   Insurance policy benefits (including change in future policy benefits) in the 1995 period reflect the increase in insurance policy income and increased benefits incurred primarily in the Medicare supplement line of business.

   Interest expense on annuities and financial products increased by 91 percent in the 1995 period. This reflects an increase in annuity liabilities resulting from: (i) the reinsurance recapture transaction described above; and (ii) increased annuity deposits.

   Interest expense on notes payable increased by 5 percent in the 1995 period, due to increased interest rates on the senior term loan partially offset by the $11.0 million reduction in notes payable through a scheduled payment made in April 1994.

   Interest expense on investment borrowings decreased by 65 percent in the 1995 period due to decreased investment borrowing activities. BLH's average investment borrowings were $48.3 million and $250.9 million in the first quarters of 1995 and 1994, respectively.

Statesman:

                                                            Three months ended
                                                                 March 31,
                                                      _______________________________
                                                          1995             1994
                                                      ______________   ______________
                                                      As included in      Prior to
                                                        Conseco's      Acquisition by
                                                        accounts       Partnership II
                                                        ________       _______________
                                                            (Dollars in millions)
Revenues:
  Insurance policy income                                $ 14.6             $ 13.5
  Investment activity:
    Net investment income                                 102.1               80.3
    Net trading income                                       .6                -
    Net realized gains                                      3.8                5.3
Total revenues                                            122.8              100.4
Benefits and expenses:
  Insurance policy benefits and change in
    future policy benefits.                                 8.1                8.9
  Interest expense on annuities and
    financial products                                     64.1               50.4
  Interest expense on notes payable                         8.8                1.9
  Interest expense on investment borrowings                 1.5                1.5
  Amortization related to operations                       10.5                9.2
  Amortization related to realized gains                    2.4                2.8
  Other operating costs and expenses                        8.0                8.2
Income before taxes and minority interest                  19.4               17.5
Income tax expense                                          7.8                5.7
Income before minority interest                            11.6               11.8
Minority interest                                           9.1                2.2
Net income                                                  2.5                9.6

Summarized by component, all net of applicable
  expenses, taxes, and minority interest:
    Operating earnings                                      2.3                8.0
    Net trading income                                       .1                -
    Net realized gains                                       .1                1.6
    Net income                                              2.5                9.6

   General.   Conseco, through both its direct investment and its
equity interests in the investments made by BLH and CCP, had a 25 percent ownership interest in Statesman in the first quarter of 1995. While all activities of Statesman are required to be included in Conseco's financial statements on a consolidated basis for all periods after September 29, 1994, the minority interest adjustment removes from Conseco's net income the portion applicable to other owners so that net income reflects only Conseco's applicable ownership interest. To enhance comparability, the amounts for the quarter ended March 31, 1994, are presented
separately.   The 1994 amounts relate to periods which preceded the
Acquisition and do not reflect the application of purchase accounting.

   Insurance policy income consists of premiums received on traditional life insurance products and policy fund and surrender charges assessed against investment-type products. This account increased by 8.1 percent during the 1995 period, primarily because increased annuity policy withdrawals resulted in higher surrender charges. The increase in withdrawals was due to: (i) the growth of Statesman's annuity portfolio; and (ii) decisions by policyholders in 1995 to surrender policies and incur a surrender charge to invest funds in higher-yielding alternative investments.

   Net investment income increased by 27 percent in the 1995
period.   This occurred because: (i) invested assets increased; and
(ii) the application of purchase accounting caused yields on invested assets to increase after the Acquisition. Redemption of fixed maturity investments prior to their regularly scheduled maturity dates resulted in additional investment income of approximately $.4 million in the first quarter of 1994. Such additional investment income was not material in the first quarter of 1995.

  Net realized gains often fluctuate from period to period.
Statesman sold approximately $.4 billion of fixed maturity investments in the first quarters of both 1995 and 1994. Net realized gains in 1994 were partially offset by a write-down of $1.2 million on an equity security whose decline in fair value was deemed to be other than temporary.

   Net realized gains affect the timing of the amortization of cost of policies purchased and cost of policies produced. As a result of net realized gains from the sales of fixed maturity investments, this amortization increased by $2.4 million in the 1995 period and by $2.8 million in the 1994 period.

  Insurance policy benefits (including change in future policy benefits) decreased by 9.0 percent in the 1995 period, primarily due to a decline in death benefits paid on annual renewable term policies.

   Interest expense on annuities and financial products increased by 27 percent in the 1995 period, primarily due to a larger block of annuity business in force in 1995 and higher crediting rates. At March 31, 1995, the weighted average crediting rate for Statesman's annuity liabilities was 5.9 percent, compared to 5.6 percent at March 31, 1994.

   Interest expense on notes payable increased by 363 percent as a result of additional interest on debt incurred to finance the Acquisition. This increase was partially offset by a decrease in interest expense resulting from: (i) the conversion and redemption of $45.8 million of Statesman's convertible subordinated debentures; and (ii) the repayment of bank debt in conjunction with the Acquisition.

   Amortization related to operations increased by 14 percent in the 1995 period. The increase in this expense was principally attributable to: (i) an increase in the amortization of the cost of policies produced due to new sales; and (ii) the amortization of goodwill and the cost of policies purchased established at the Acquisition date.

   Amortization related to realized gains decreased by 14 percent in the 1995 period primarily as a result of the decrease in realized gains.

  Income tax expense increased by 37 percent during the 1995 period. This increase is partially due to the 11 percent increase in pretax income. The effective tax rate for 1995 was 40 percent, compared to 33 percent in 1994. The effective tax rate for 1995 exceeded the statutory corporate federal income tax rate (35 percent) because goodwill amortization is not deductible for federal income tax purposes. The effective tax rate for 1994 was less than the statutory corporate tax rate because of a reduction in the valuation allowance for net operating loss carryforwards.

  Minority interest in the first quarter of 1994 includes dividends on preferred stock of a subsidiary of Statesman. Minority interest in the first quarter of 1995 included such dividends, plus: (i) dividends on preferred stock held by minority shareholders of Statesman issued to finance a portion of the Acquisition; and (ii) the portion of earnings applicable to minority shareholders.

CCP:

                                                                   Three months ended March 31,
                                                          ________________________________________________
                                                                 1995                       1994
                                                          ____________________        ____________________
                                                                   Included in                 Included in
                                                          Total      Conseco's        Total     Conseco's
                                                           CCP       Accounts          CCP       Accounts
                                                           ___       ________          ___       ________
                                                                        (Dollars in millions)
Revenues:
  Insurance policy income                               $ 26.6        $  -           $ 30.1        $ -
  Investment activity:
    Net investment income                                 92.3           -             95.2          -
    Net trading income                                      .1           -              -            -
    Net realized gains                                      .4           -              1.5          -
  Equity in earnings of CCP                                -             6.4            -            8.0
Total revenues                                           119.4           6.4          126.8          8.0
Benefits and expenses:
  Insurance policy benefits and change
    in future policy benefits                             16.3           -             16.9          -
  Interest expense on annuities and
    financial products                                    50.8           -             53.8          -
  Interest expense on notes payable                        5.3           -              2.8          -
  Interest expense on investment borrowings                1.2           -              1.6          -
  Amortization related to operations                       9.2           -              6.8          -
  Amortization related to realized gains                    .1           -               .9          -
  Other operating costs and expenses                      12.9           -             12.3          -
Income before taxes and extraordinary charge              23.6           6.4           31.7          8.0
Income tax expense                                         8.9            .4           11.3           .6
Income before extraordinary charge                        14.7           6.0           20.4          7.4
Extraordinary charge                                       -             -             (1.3)         (.5)
Net income                                                14.7           6.0           19.1          6.9

Summarized by component, all net of applicable expenses
  and taxes:
    Operating earnings                                    14.5           5.9           20.0          7.2
    Net realized gains                                      .2            .1             .4           .2
    Extraordinary charge                                   -             -             (1.3)         (.5)
    Net income                                            14.7           6.0           19.1          6.9

   CCP's earnings during the first quarter of 1995 were affected by: (i) increased interest expense, resulting from a higher average note payable balance and higher interest rates; (ii) increased amortization related to operations due to an increase in annuities in force, an increase in expected profits from existing business, and a rescheduling of amortization on certain blocks of business as a result of revised surrender assumptions; (iii) decreased investment income, due to lower income provided by reverse repurchase agreements and dollar-roll transactions; and (iv) increased operating expenses.

    Conseco's equity in the earnings of CCP was affected by these factors, and also by changes in Conseco's ownership interest in CCP resulting from CCP's share repurchase program. Under this program, CCP repurchased 5.2 million shares at a cost of $104.7 million since March 31, 1994. Conseco's equity in the earnings of CCP in the first three months of 1994 included a $.5 million extraordinary charge related to CCP's prepayment of debt. At March 31, 1995, Conseco owned 49 percent of the common stock of CCP (compared to 40 percent at March 31, 1994). At March 31, 1995, the shares owned by Conseco had a net carrying value of $224.8 million, a fair value of $245.6 million and a total cost of $102.8 million.

   CCP participated in the investment by Conseco Capital Partners, L.P. ("Partnership I") in BLH. In conjunction with BLH's IPO, CCP's investment in Partnership I was exchanged for approximately
2.8 percent of the common stock of BLH. Since the IPO, CCP carries its investment in BLH at fair value, with any unrealized gain or loss, net of income tax, included directly in shareholders' equity. Conseco's direct ownership in BLH, together with its indirect ownership through CCP, represents a controlling interest in BLH. Accordingly, Conseco accounts for its investment in BLH using the consolidation method. Conseco's ownership interest in BLH through CCP is included in the BLH segment.

   CCP also participated in the investment by Partnership II in Statesman. Because a subsidiary of Conseco is the sole general partner of Partnership II, Conseco controls Statesman. Accordingly, Conseco also accounts for its investment in Statesman using the consolidation method. Conseco's ownership interest in Statesman through CCP is included in the Statesman segment.

WNC:

   Prior to the completion of its IPO, WNC was a wholly owned subsidiary of Conseco. Conseco sold 60 percent of WNC in the IPO. On December 23, 1994, Conseco sold its remaining 40 percent equity interest in WNC. Amounts included in Conseco's accounts for the first quarter of 1994, therefore include: (i) all of WNC's earnings from January 1 through February 15, 1994, the date the IPO was completed; and (ii) 40 percent of WNC's earnings for the period from February 15 through March 31, 1994.

                                                                      Three months
                                                                     ended March 31,
                                                                    _________________
                                                                    1995         1994
                                                                    ____         ____
                                                                  (Dollars in millions)
Equity in earnings of WNC                                           $   -       $21.9
Income tax expense                                                      -          .2
Net income                                                              -        21.7

Summarized by component, all net of applicable
  expenses and taxes:
    Operating earnings                                                  -        17.5
    Net trading income                                                  -         2.6
    Net realized gains                                                  -         1.6
    Net income                                                          -        21.7
/TABLE

Wholly Owned Insurance Subsidiaries:

                                                                          Three months
                                                                         ended March 31,
                                                                       __________________
                                                                       1995          1994
                                                                       ____          ____
                                                                     (Dollars in millions)
Revenues:
  Insurance policy income                                             $12.6          $17.5
  Investment activity:
    Net investment income                                              17.1           20.6
    Net realized losses                                                (1.0)          (7.6)
Total revenues                                                         28.7           30.5
Benefits and expenses:
  Insurance policy benefits and change in
    future policy benefits                                             13.8           18.5
  Interest expense on annuities and financial products                  3.6            4.3
  Amortization related to operations                                    1.2            1.4
  Other operating costs and expenses                                    2.9            3.8
Income before taxes                                                     6.3            2.4
Income tax expense                                                      2.7            1.1
Net income                                                              3.6            1.3

Summarized by component, all net of applicable expenses
  and taxes:
    Operating earnings                                                  5.0            6.3
    Net realized losses                                                (1.4)          (5.0)
    Net income                                                          3.6            1.3

   Insurance policy income relates primarily to premiums from products with mortality and morbidity features. Recent declines resulted from decreased emphasis on generating new premiums from these products.

   Net investment income decreased by 17 percent in the 1995 period, primarily due to a reduction in income from other invested assets.

    Net realized losses often fluctuate from period to period. The wholly owned subsidiaries sold fixed maturity investments of $9.6 million and $100.4 million in the first quarters of 1995 and 1994, respectively. Such securities were sold in response to changes in the investment environment which created opportunities to enhance the total return of the investment portfolio without adversely affecting the quality of the portfolio or the matching of expected maturities of assets and liabilities.

   Insurance policy benefits (including change in future policy benefits) relate solely to policies with mortality and morbidity features. These benefits decreased by 25 percent in the 1995 period primarily as a result of a decrease in premiums from such products.

   Interest expense on annuities and financial products decreased by 16 percent in the 1995 period as a result of a smaller block of business in force. The average rate credited on all insurance liabilities was approximately 7.0 percent at both March 31, 1995 and 1994.

Services Provided for Fees:

                                                                          Three months
                                                                         ended March 31,
                                                                       __________________
                                                                       1995          1994
                                                                       ____          ____
                                                                     (Dollars in millions)
Revenues:
  Investment management                                                $11.1         $ 9.6
  Commissions                                                            3.0           3.3
  Administrative services, net of directly related expenses              2.3           1.5
Total revenues                                                          16.4          14.4
Less intercompany eliminations                                          (5.7)         (1.5)
Revenues reported                                                       10.7          12.9

Net income attributable to:
  Investment management                                                  5.0           4.9
  Commissions                                                            -              .2
  Administrative services                                                1.5           1.0
Net income                                                               6.5           6.1

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

   Total revenue growth in the first quarter of 1995 was the result of an increase in fee-producing activities provided to Statesman and other affiliated clients, partially offset by a reduction in the rates charged to WNC for investment management services.

Restructuring Activities:

                                                                          Three months
                                                                         ended March 31,
                                                                       __________________
                                                                       1995          1994
                                                                       ____          ____
                                                                     (Dollars in millions)
 Gain on sale of stock                                               $  -          $65.3
 Income tax expense                                                     -           22.9
 Net income                                                             -           42.4

   Gain on sale of stock in the 1994 period related to the sale of a 60 percent common equity interest in WNC.

Corporate and Other:

                                                                          Three months
                                                                         ended March 31,
                                                                       __________________
                                                                       1995          1994
                                                                       ____          ____
                                                                     (Dollars in millions)
Net investment income                                                $ 1.4         $ 1.7
Total revenues                                                         2.2           3.5
Interest expense on notes payable                                      6.4           7.9
Other operating costs and expenses                                     7.9           7.0
Income tax benefit                                                     4.7           3.8
Loss before extraordinary charge                                       7.4           7.6
Extraordinary charge on extinguishment of debt                         -             1.9
Net loss                                                               7.4           9.5

   Corporate and other includes financing costs of notes payable for which Conseco is directly liable and the costs associated with the holding company operations.

   Net investment income decreased by 18 percent in the 1995 period primarily as a result of lower average invested assets.

   Interest expense on notes payable decreased by 19 percent in the 1995 period as a result of the repayment of: (i) a $200 million note in February 1994; and (ii) notes payable with book values totaling $19.2 million in March 1994. These notes were repaid with the proceeds from the sale of shares of WNC and resulted in an extraordinary charge in the first quarter of 1994 of $1.9 million (net of a $1.0 million tax benefit).

   SALES

   In accordance with generally accepted accounting principles, insurance policy income shown in Conseco's consolidated statement of operations consists of premiums received for policies which have life contingencies or morbidity features. For annuity and universal life contracts without such features, premiums collected are not reported as revenues, but rather are reported as deposits to insurance liabilities. We recognize revenues for these products over time in the form of investment income and surrender or other charges.

   Premiums collected by BLH for the first quarter of 1995 were $407.3 million, of which $81.7 million were recorded as deposits to policy liability accounts. This compared to $385.0 million collected and $63.1 million recorded as deposits to policy liability accounts in the first quarter of 1994. Collected premiums by type are provided in the following table:

                                                                          Three months
                                                                         ended March 31,
                                                                       __________________
                                                                       1995          1994
                                                                       ____          ____
                                                                     (Dollars in millions)
Individual health:
   Medicare supplement                                               $159.9        $157.9
   Long-term care                                                      37.6          32.1
   Other                                                               25.9          32.4
                                                                      _____        ______
     Total individual health                                          223.4         222.4

Annuities                                                              80.0          61.7
Individual life                                                        24.0          23.3
Group and other                                                        79.9          77.6
                                                                     ______        ______
     Total                                                           $407.3        $385.0
                                                                     ======        ======

   Medicare supplement premiums collected increased slightly in the 1995 period. Long-term care collected premiums increased by 17 percent in the 1995 period, due to growth in new business and a larger base of renewal premiums.

   Collected premiums for other individual health products decreased by 20 percent in the 1995 period. This decrease, which was anticipated, follows steps previously taken by BLH to improve the profitability of its comprehensive major medical product included in this category.

   Annuity premiums increased by 30 percent in the 1995 period due to increased sales of single premium deferred annuities. BLH sold more single premium deferred annuities because of an increased marketing emphasis placed on such sales.


   Premiums collected by Statesman in the first quarter of 1995 were $249.6 million, of which $241.9 million were recorded as
deposits to liability accounts.   This compares to $253.6 million
collected and $245.7 million recorded as deposits to liability accounts in the first quarter of 1994. Of the premiums collected in the first quarters of 1995 and 1994, 97 percent were from sales of single and flexible premium deferred annuities; 3 percent were from life insurance products and less than 1 percent were from accident and health insurance.

   Premiums collected by Conseco's wholly owned insurance subsidiaries decreased by 19 percent to $21.0 million in the first quarter of 1995 from $26.0 million in the first quarter of 1994.
Conseco's wholly owned subsidiaries are not actively marketing new products.

   LIQUIDITY AND CAPITAL RESOURCES

   Changes in the consolidated balance sheet between December 31, 1994, and March 31, 1995, reflect growth in Conseco's assets and liabilities from the three earnings activities previously discussed, together with the notes payable and capital stock transactions described in the accompanying notes to the consolidated financial statements.

   The decrease in shareholders' equity in the first three months of 1995 resulted from the stock repurchase program described in the notes to the consolidated financial statements, largely offset by:
(i) earnings; and (ii) the change in unrealized depreciation to reflect the increase in the estimated fair value of Conseco's investments. The change in unrealized depreciation of securities is recorded consistent with the requirements of Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities ("SFAS 115"). The change in unrealized depreciation resulted from a decreasing interest rate environment which generally caused the fair value of fixed maturities to increase.

   The ratio of debt (for which the Company is directly liable) to total capital increased to .23 to 1 at March 31, 1995, from .20 to 1 at December 31, 1994, as a result of borrowings under the Company's revolving credit agreement. The ratio of debt (for which the Company is directly liable) to total capital excluding unrealized depreciation of securities recorded consistent with the requirements of SFAS 115 increased to .21 to 1 at March 31, 1995, from .18 to 1 at December 31, 1994. Book value per common share was $22.87 at March 31, 1995, compared to $20.89 at December 31, 1994. This increase was due to the decrease in shares outstanding and the change in unrealized depreciation of securities. Excluding unrealized depreciation of securities recorded consistent with the requirements of SFAS 115, the book value per common share was $26.27 at March 31, 1995, compared to $27.10 at December 31, 1994.
The return on average common equity was 17 percent (annualized) for the three months ended March 31, 1995, compared to 22 percent for the year ended December 31, 1994. This decrease occurred primarily because of the difference in restructuring income during these periods.

   Dividends declared on common stock for the three months ended
March 31, 1995, were $.125 per share.  On March 3, 1995, the
Company announced that its Board of Directors intends to reduce its quarterly cash dividend to $.02 per share, effective with the dividend to be paid in July 1995.

   INVESTMENTS

   The amortized cost and estimated fair value of fixed maturities (all of which were actively managed) were as follows at March 31, 1995:

                                                                  Gross            Gross            Estimated
                                                 Amortized    unrealized       unrealized           fair
                                                   cost         gains           losses             value
                                                   ____          ____           ______             _____
                                                                 (Dollars in millions)
United States Treasury securities and
  obligations of United States government
  corporations and agencies.                      $  301.4       $  6.2         $  4.8            $  302.8
Obligations of states and political
  subdivisions                                        30.1          1.2             .5                30.8
Debt securities issued by
  foreign governments                                 61.4           .3            1.7                60.0
Public utility securities                          1,538.3         34.3           58.9             1,513.7
Other corporate securities                         3,442.4         60.4           85.3             3,417.5
Mortgage-backed securities                         2,875.6         62.7           84.7             2,853.6
                                                  ________       ______         ______            ________
   Total fixed maturities                         $8,249.2       $165.1         $235.9            $8,178.4
                                                  ========       ======         ======            ========


   The following table sets forth fixed maturity investments at March 31, 1995, classified by rating categories. The category assigned is the highest rating by a nationally recognized statistical rating organization or, as to $224.3 million fair value of fixed maturities not rated by such firms, the rating assigned by the National Association of Insurance Commissioners ("NAIC"). For purposes of the table, NAIC Class 1 is included in the "A" rating; Class 2, "BBB-"; Class 3, "BB-" and Classes 4 to 6, "B+ and below."

             Investment                                     Percent of           Percent of
               rating                                     fixed maturities    total investments
               ______                                     ________________    _________________
             AAA                                                 39%                 35%
             AA                                                   8                   7
             A                                                   27                  24
             BBB+                                                 7                   6
             BBB                                                  9                   8
             BBB-                                                 7                   6
                                                                ___                  __
                    Investment grade                             97                  86
                                                                ___                  __
             BB+                                                  1                   1
             BB                                                   -                   -
             BB-                                                  1                   1
             B+ and below                                         1                   1
                                                                ___                  __

                    Below investment grade                        3                   3
                                                                ___                  __
                    Total fixed maturities                      100%                 89%
                                                                ===                  ==

   Fixed maturities which were below investment grade had an amortized cost of $291.3 million and an estimated fair value of $285.0 million at March 31, 1995.

   During the first three months of 1995 and 1994, the Company recorded writedowns of fixed maturity investments of $2.2 million and $.2 million, respectively. These writedowns were the result of changes in conditions which caused us to conclude that a decline in fair value of the investments was other than temporary. At March 31, 1995, fixed maturity investments in default as to the payment of principal or interest had an aggregate amortized cost of $9.8 million and a fair value of $11.1 million.

   Proceeds from the sales of invested assets were $473.1 million for the three months ended March 31, 1995. Such sales resulted in net realized gains of $1.1 million and trading gains of $1.6 million. Proceeds from sales of invested assets during the first three months of 1994 were $554.6 million. These sales resulted in net realized losses of $7.6 million.

   At March 31, 1995, fixed maturity investments included $2,853.6 million (35 percent of Conseco's fixed maturity investment portfolio) of mortgage-backed securities, of which $2,106.9 million were collateralized mortgage obligations ("CMOs") and $746.7 million were pass-through securities. CMOs are securities backed by pools of pass-through securities and/or mortgages that are
segregated into sections or "tranches."   These securities provide
for sequential retirement of principal, rather than the pro-rata share of principal return which occurs through regular monthly principal payments on pass-through securities.

   The yield characteristics of mortgage-backed securities differ from those of traditional fixed income securities. Interest and principal payments occur more frequently, often monthly, and mortgage-backed securities are subject to risks associated with variable prepayments. Prepayment rates are influenced by a number of factors which cannot be predicted with certainty, including the relative sensitivity of the underlying mortgages backing the assets to changes in interest rates, a variety of economic, geographic and other factors and the repayment priority of the securities in the overall securitization structures.

   In general, prepayments on the underlying mortgage loans, and the securities backed by these loans, increase when the level of prevailing interest rates declines significantly below the interest rates on such loans. Mortgage-backed securities purchased at a discount to par will experience an increase in yield when the underlying mortgages prepay faster than expected. Those securities purchased at a premium that prepay faster than expected will incur a reduction in yield. When declines in interest rates occur, the proceeds from the prepayment of mortgage-backed securities are likely to be reinvested at lower rates than the Company was earning on the prepaid securities. As the level of prevailing interest rates increases, prepayments on mortgage-backed securities decrease as fewer underlying mortgages are refinanced. When this occurs, the average maturity and duration of the mortgage-backed securities increase, which decreases the yield on mortgage-backed securities purchased at a discount because the discount is realized as income at a slower rate and increases the yield on those purchased at a premium as a result of a decrease in annual amortization of the premium.

   The following table sets forth the par value, amortized cost and estimated fair value of investment in mortgage-backed securities at March 31, 1995, summarized by the interest rates on the underlying collateral.

                                                                Par              Amortized         Estimated
                                                               value               cost           fair value
                                                               _____              ____            _________
                                                                          (Dollars in millions)
Pass-through securities:
  Below 7%                                                 $   314.6         $   313.6           $   289.0
  7% - 8%                                                      243.5             241.8               234.5
  8% - 9%                                                      218.0             216.9               218.8
  9% and above                                                   4.2               4.3                 4.4

Planned amortization class CMO instruments:
  Below 7%                                                     425.2             384.7               368.8
  7% - 8%                                                      348.9             330.3               313.1
  8% - 9%                                                       78.0              78.3                75.0
  9% and above                                                  14.8              15.3                15.4

Targeted amortization class CMO instruments:
  7% - 8%                                                       79.5              67.6                70.4
  8% - 9%                                                       33.6              30.6                31.1
  9% and above                                                  30.8              31.5                30.5

Other CMO instruments:
  Below 7%                                                     276.3             222.9               230.2
  7% - 8%                                                      698.4             568.2               586.6
  8% - 9%                                                      276.9             249.2               262.5
  9% and above                                                 136.5             120.4               123.3
                                                            ________          ________            ________
     Total mortgage-backed securities                       $3,179.2          $2,875.6            $2,853.6
                                                            ========          ========            ========

   We limit our exposure to prepayment risk by: (i) generally avoiding securities whose cost significantly exceeds par; (ii) purchasing securities which are backed by collateral with lower prepayment sensitivity (such as higher dollar mortgages included in mortgage-backed securities issued by non-government entities and mortgages that are seasoned); (iii) limiting investments in securities whose values are heavily influenced by changes in prepayments (such as interest only strips and accrual bonds); and
(iv) concentrating on intermediate-tranche CMOs and securities with prepayment-protected structures (such as planned amortization class ("PAC") or targeted amortization class ("TAC") CMOs). PAC and TAC investments are designed to amortize in a more predictable manner by shifting the primary risk of prepayment of the underlying collateral to other CMO tranches. PACs and TACs have more stable cash flows than other CMO tranches because they have better call protection in a declining interest rate environment and less extension risk in a rising interest rate environment. PAC and TAC instruments represented 31 percent of the Company's mortgage-backed securities at March 31, 1995.

   Included in the Company's CMO holdings at March 31, 1995, were accrual bonds with a carrying value of $267.5 million. Accrual bonds are CMOs structured such that the payment of coupon interest is deferred until principal payments begin on these bonds. On each accrual date, the principal balance is increased by the amount of the interest (based upon the stated coupon rate) that otherwise would have been payable. As such, these securities act much the same as zero coupon bonds until cash payments begin. Cash payments typically do not commence until earlier classes in the CMO structure have been retired, which can be significantly influenced by the prepayment experience of the underlying mortgage loan collateral in the CMO structure. Because of the zero coupon element of these securities and the potential uncertainty as to the timing of cash payments, their market values and yields are more sensitive to changing interest rates than other CMOs, pass-through securities and coupon bonds.

   At March 31, 1995, the balance of mortgage loans was comprised of 91 percent commercial loans, 7 percent residual interests in collateralized mortgage obligations and 2 percent residential loans. Less than 1 percent of mortgage loans were noncurrent at March 31, 1995. There were no realized losses on mortgage loans during the three months ended March 31, 1995 and 1994. At March 31, 1995, the Company had a loan loss reserve of $2.2 million.

   Borrowings under reverse repurchase agreements and dollar-roll transactions were $582.3 million at March 31, 1995. These borrowings were collateralized by pledged securities with fair values approximately equal to the borrowings. Such borrowings averaged approximately $154 million during the first three months of 1995, compared to approximately $266 million during the same period of 1994.

   STATUTORY INFORMATION

   Statutory accounting practices prescribed or permitted for the Company's insurance subsidiaries by regulatory authorities differ from generally accepted accounting principles. The Company's life insurance subsidiaries that are included on a consolidated basis in these financial statements reported the following amounts to regulatory agencies at March 31, 1995, after appropriate eliminations of intercompany accounts among such subsidiaries (dollars in millions):

          Statutory capital and surplus                          $555.1

          Asset valuation reserve ("AVR")                          66.5

          Interest maintenance reserve ("IMR")                     85.5
                                                                 ______
             Total                                               $707.1
                                                                 ======

   At March 31, 1995, the ratio of such consolidated statutory account balances to consolidated statutory liabilities (excluding AVR, IMR, liabilities from separate account business and short-term collateralized borrowings) was 8.4 percent, compared to a ratio of
9.1 percent at December 31, 1994. The decline in the ratio is primarily due to $67.3 million of dividend payments made by the life insurance subsidiaries to non-life parent companies, partially offset by statutory earnings of such life subsidiaries.

   In connection with BLH's acquisition, BLH increased the capital of one of its life insurance subsidiaries (Bankers Life Insurance Company of Illinois "BLI") by providing cash in exchange for a surplus debenture. The remaining balance of the surplus debenture of $460.0 million at March 31, 1995, is considered a part of BLI's statutory capital and surplus. Payments to BLH of principal and interest on the surplus debenture may be made from available funds only with the approval of the Illinois Department of Insurance ("DOI") when its Director is satisfied that the financial condition of BLI warrants that action. Such approval may not be withheld provided the surplus of BLI exceeds, after such payment, approximately $128.0 million. BLI's surplus at March 31, 1995, was $332.1 million. During April 1995, BLI made a scheduled principal payment on the surplus debenture of $30.0 million plus accrued interest.

   BLI's ability to service its obligations under the surplus debenture is dependent upon its ability to receive dividends and tax sharing payments from its subsidiary, Bankers Life & Casualty
Insurance Company ("BLC").   BLC may, upon prior notice to the DOI,
pay dividends in any twelve-month period up to the greater of: (i) statutory net gain from operations for the prior year; or (ii) 10 percent of statutory capital and surplus at the end of the prior year. Additionally, as a condition to its 1992 acquisition, BLC agreed not to pay dividends if, immediately after such payment, BLC's ratio of adjusted capital to risk-based capital ("RBC") would be less than 100 percent. Calculations using the RBC formula indicate that BLC's adjusted capital is twice its total RBC at March 31, 1995. Dividends in excess of maximum amounts prescribed by the state statutes may not be paid without DOI approval. During March 1995, BLC paid regular dividends of $25.0 million. During the remainder of 1995, BLC may pay additional dividends up to $68.4 million without regulatory approval.

   The surplus of Statesman's primary life insurance subsidiary (American Life and Casualty Insurance Company) includes surplus notes with a balance of $50.2 million at March 31, 1995. Each payment of interest or principal on the surplus notes requires the prior approval of the Iowa Insurance Division. The Iowa insurance law also provides that payments of dividends on capital stock and interest and principal on surplus notes may be made only out of an insurer's earned surplus. At March 31, 1995, the subsidiary had earned surplus of $112.1 million. During the first quarter of 1995, the subsidiary made a scheduled principal payment on a surplus note of $1.0 million and paid cash dividends of $20.3 million to another subsidiary of Statesman (American Life Holding Company). During the remainder of 1995, American Life and Casualty Insurance Company can pay cash dividends to American Life Holding Company of approximately $15.0 million (reduced by any surplus note principal or interest payments) without prior approval of the Iowa Insurance Division.

   During the first quarter of 1995, our wholly owned life insurance subsidiaries paid $40.0 million of ordinary dividends to Conseco. During the remainder of 1995, our wholly owned insurance subsidiaries may pay additional dividends up to $8.4 million without the permission of state regulatory authorities.

   PROPOSED ACQUISITIONS

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

    b) Reports on Form 8-K.

       None.

                               SIGNATURE

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                             CONSECO, INC.



  Dated: May 12, 1995     By:/s/ ROLLIN M. DICK
                             ____________________
                             Rollin M. Dick,
                             Executive Vice President and
                               Chief Financial Officer
                                 (authorized officer and principal
                                 financial officer)