Form 10-Q
period 1995-06-30
CONSECO INC ET AL
filed 1995-08-14
CIK 719241

                             UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                               Form 10-Q

 [ x ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended June 30, 1995


 [   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from        to


                      Commission File Number  1-9250


                             Conseco, Inc.

         Indiana                          No. 35-1468632
   State of Incorporation        IRS Employer Identification No.


  11825 N. Pennsylvania Street
       Carmel, Indiana  46032               (317) 817-6100
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



  Shares of common stock outstanding as of July 28, 1995:
20,218,820

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.


                        CONSECO, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                             (Dollars in millions)

                                     ASSETS



                                                        June 30,     December 31,
                                                          1995          1994
                                                        --------       -------
                                                       (unaudited)    (audited)
Investments:
   Actively managed fixed maturities at
     fair value (amortized cost:
     1995 - $8,009.5;  1994 - $7,440.5). . . . . . . . $8,363.6         $ 7,067.1
   Equity securities at fair value
     (cost: 1995 - $40.6; 1994- $43.0) . . . . . . . .     41.6              39.6
   Mortgage loans. . . . . . . . . . . . . . . . . . .    127.9             142.6
   Credit-tenant loans . . . . . . . . . . . . . . . .     85.9              69.0
   Policy loans. . . . . . . . . . . . . . . . . . . .    176.3             175.1
   Investment in CCP Insurance, Inc. . . . . . . . . .    260.0             195.4
   Other invested assets . . . . . . . . . . . . . . .     57.9              68.7
   Trading account securities. . . . . . . . . . . . .      -                21.6
   Short-term investments. . . . . . . . . . . . . . .    317.9             295.4
   Assets held in separate accounts. . . . . . . . . .     90.1              84.9
                                                        -------          --------
        Total investments. . . . . . . . . . . . . . .  9,521.2           8,159.4

Accrued investment income. . . . . . . . . . . . . . .    151.7             126.3
Reinsurance receivables. . . . . . . . . . . . . . . .     47.1              45.5
Income tax asset . . . . . . . . . . . . . . . . . . .     22.8             195.2
Cost of policies purchased . . . . . . . . . . . . . .    948.6           1,021.6
Cost of policies produced. . . . . . . . . . . . . . .    267.6             300.7
Goodwill (net of accumulated amortization:
   1995 - $34.6; 1994 - $25.3) . . . . . . . . . . . .    760.6             687.7
Property and equipment (net of accumulated
   depreciation:  1995 - $31.6;  1994 - $27.1) . . . .     90.8              89.1
Securities segregated for the future redemption
   of redeemable preferred stock
   of a subsidiary . . . . . . . . . . . . . . . . . .     37.6              36.2
Cash segregated for the retirement of
   subordinated debentures of a subsidiary . . . . . .     15.1              24.2
Other assets . . . . . . . . . . . . . . . . . . . . .    139.7             126.0
                                                       --------         ---------
        Total assets . . . . . . . . . . . . . . . . .$12,002.8         $10,811.9
                                                      =========         =========










                            (continued on next page)

         The accompanying notes are an integral part of the consolidated financial statements.

                         CONSECO, INC. AND SUBSIDIARIES


                     CONSOLIDATED BALANCE SHEET, continued
                             (Dollars in millions)





                      LIABILITIES AND SHAREHOLDERS' EQUITY



                                                        June 30,      December 31,
                                                          1995           1994
                                                        ---------       -------
                                                       (unaudited)     (audited)
Liabilities:
    Insurance liabilities. . . . . . . . . . . . . .  $ 8,886.2       $ 8,537.4
    Investment borrowings. . . . . . . . . . . . . .      270.7            -
    Other liabilities. . . . . . . . . . . . . . . .      370.4           318.0
    Liabilities related to separate accounts . . . .       90.1            84.9
    Notes payable of Conseco . . . . . . . . . . . .      448.6           191.8
    Notes payable of Partnership II entities,
      not direct obligations of Conseco. . . . . . .      308.0           331.1
    Notes payable of Bankers Life
      Holding Corporation, not direct
      obligations of Conseco . . . . . . . . . . . .      272.2           280.0
                                                      ---------       ---------
        Total liabilities. . . . . . . . . . . . . .   10,646.2         9,743.2

Minority interest. . . . . . . . . . . . . . . . . .      413.2           321.7
                                                      ---------       ---------
Shareholders' equity:
    Preferred stock. . . . . . . . . . . . . . . . .      283.5           283.5
    Common stock and additional paid-in capital,
      no par value, 500,000,000 shares authorized,
      shares outstanding: 1995 - 20,211,249;
      1994 - 22,184,850. . . . . . . . . . . . . . .      153.3           165.8
    Unrealized appreciation (depreciation)
      of securities (net of applicable
      deferred income taxes: 1995 - $20.6;
      1994 - $(65.9)). . . . . . . . . . . . . . . .       34.5          (139.7)
    Retained earnings. . . . . . . . . . . . . . . .      472.1           437.4
                                                      ---------         -------
        Total shareholders' equity . . . . . . . . .      943.4           747.0
                                                      ---------       ---------
        Total liabilities and shareholders' equity .  $12,002.8       $10,811.9
                                                      =========       =========














        The accompanying notes are an integral part of the consolidated financial statements.

                         CONSECO, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF OPERATIONS
                  (Dollars in millions, except per share data)
                                  (unaudited)

                                           Three months ended   Six months ended
                                                June 30,            June 30,
                                           ------------------   -----------------
                                             1995     1994       1995     1994
                                             ----     ----       ----     ----
Revenues:
    Insurance policy income. . . . .        $334.8   $312.9     $ 675.9  $634.0
    Investment activity:
         Net investment income . . .         186.6     73.4       366.0   141.9
         Net trading income (losses)            .7     (2.4)        2.3    (2.4)
         Net realized gains (losses)          58.5     (4.0)       59.6   (11.6)
    Fee revenue. . . . . . . . . . .          10.5     15.2        21.2    28.1
    Equity in earnings of CCP
      Insurance, Inc.. . . . . . . .           9.1      9.2        15.5    17.2
    Equity in earnings of Western
      National Corporation . . . . .            -       9.5         -      31.4
    Restructuring income . . . . . .            -        -          -      65.3
    Other income . . . . . . . . . .           3.5       .1         6.2      .2
                                             -----    -----     -------  ------
       Total revenues. . . . . . . .         603.7    413.9     1,146.7   904.1
                                             -----    -----     -------  ------
Benefits and expenses:
    Insurance policy benefits. . . .         251.6    224.0       507.4   456.3
    Change in future policy benefits           9.1      8.7        15.7    19.8
    Interest expense on annuities
      and financial products . . . .          88.8     18.2       176.2    32.8
    Interest expense on
      notes payable. . . . . . . . .          21.0     11.7        41.9    25.2
    Interest expense on
      investment borrowings. . . . .           5.6      2.7         7.8     4.9
    Amortization related to operations        43.4     32.3        85.5    62.5
    Amortization related to
      realized gains and losses. . .          32.5      -          35.1     (.9)
    Other operating costs
      and expenses . . . . . . . . .          55.8     52.9       110.9   105.9
                                             -----    -----     -------  ------
       Total benefits and expenses .         507.8    350.5       980.5   706.5
                                             -----    -----     -------  ------
       Income before income taxes,
          minority interest and
          extraordinary charge. . . .         95.9     63.4       166.2   197.6

Income tax expense (benefit) . . . .         (33.4)    18.5        (7.3)   58.3
                                             -----    -----     -------  ------
       Income before minority
         interest and
         extraordinary charge  . . .         129.3     44.9       173.5   139.3

Minority interest. . . . . . . . . .          29.4     10.7        49.2    22.6
                                             -----    -----     -------  ------
       Income before extraordinary charge.    99.9     34.2       124.3   116.7

Extraordinary charge on extinguishment
  of debt, net of taxes and
  minority interest . . . . . . . . .           -        -           -      2.4
                                             -----    -----     -------  ------
                            (continued on next page)

           The accompanying notes are an integral part of the consolidated financial statements.

                         CONSECO, INC. AND SUBSIDIARIES

                  (Dollars in millions, except per share data)
                                  (unaudited)

                                           Three months ended   Six months ended
                                                June 30,            June 30,
                                           ------------------   ----------------
                                             1995     1994       1995     1994
                                             ----     ----       ----     ----

       Net income. . . . . . . . . .         99.9      34.2      124.3       114.3

Less preferred stock dividends . . .          4.6       4.6        9.2         9.3
                                            -----     -----     ------      ------
       Net income applicable to
          common stock . . . . . . .        $95.3     $29.6     $115.1      $105.0
                                            =====     =====     ======      ======
Earnings per common share and
  common equivalent share:
    Primary:
     Weighted average shares
       outstanding . . . . . . . . .   21,323,000 26,487,000 21,576,000  27,396,000
     Net income before
       extraordinary charge. . . . .        $4.47      $1.11      $5.33       $3.92
     Extraordinary charge. . . . . .           -          -         -          (.09)
                                            -----      -----      -----       -----
       Net income. . . . . . . . . .        $4.47      $1.11      $5.33       $3.83
                                            =====      =====      =====       =====
    Fully diluted:
     Weighted average shares
       outstanding . . . . . . . . .   25,782,000 30,996,000  26,029,000  31,905,000
     Net income before
       extraordinary charge. . . . .        $3.87      $1.10       $4.78       $3.66
     Extraordinary charge. . . . . .           -          -          -          (.08)
                                            -----      -----       -----       -----
       Net income. . . . . . . . . .        $3.87      $1.10       $4.78       $3.58
                                            =====      =====       =====       =====




























           The accompanying notes are an integral part of the
              consolidated financial statements.
/TABLE

                         CONSECO, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                             (Dollars in millions)
                                  (unaudited)

                                                          Six months ended
                                                               June 30,
                                                          -----------------
                                                           1995        1994
                                                           ----        ----
Preferred stock:
    Balance, beginning and end of period . . . . . .      $ 283.5   $ 287.5
                                                          =======   =======
Common stock and additional paid-in capital:
    Balance, beginning of period . . . . . . . . . .      $ 165.8   $ 102.8
     Amounts related to stock options and
        employee benefit plans . . . . . . . . . . .          2.4      18.8
     Tax benefit related to issuance of
        shares under employee benefit plans. . . . .           .1      67.5
     Cost of shares acquired charged to
        common stock and additional
        paid-in capital . . . . . . . . . . . . . . .       (15.0)    (16.7)
                                                          -------   -------
    Balance, end of period . . . . . . . . . . . . .      $ 153.3   $ 172.4
                                                          =======   =======
Unrealized appreciation (depreciation) of securities:
    Balance, beginning of period . . . . . . . . . .      $(139.7)  $  97.5
     Change in unrealized appreciation (depreciation)       174.2    (216.0)
                                                          -------   -------
    Balance, end of period . . . . . . . . . . . . .      $  34.5   $(118.5)
                                                          =======   =======
Retained earnings:
    Balance, beginning of period . . . . . . . . . .      $ 437.4   $ 654.8
     Net income  . . . . . . . . . . . . . . . . . .        124.3     114.3
     Cost of shares acquired charged to
       retained earnings. . . . . . . . . . . . . .         (77.4)   (240.0)
     Dividends on common stock . . . . . . . . . . .         (3.0)     (6.3)
     Dividends on preferred stock. . . . . . . . . .         (9.2)     (9.3)
                                                          -------   -------
    Balance, end of period . . . . . . . . . . . . .      $ 472.1   $ 513.5
                                                          =======   =======
       Total shareholders' equity. . . . . . . . . .      $ 943.4   $ 854.9
                                                          =======   =======


















             The accompanying notes are an integral part of the
                    consolidated financial statements.

                         CONSECO, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                             (Dollars in millions)
                                  (unaudited)
                                                            Six months ended
                                                                 June 30,
                                                            -----------------
                                                             1995        1994
                                                             ----        ----
Cash flows from operating activities:
 Net income. . . . . . . . . . . . . . . . . . . . .       $   124.3  $  114.3
 Adjustments to reconcile net income to
   net cash provided by operating activities:
     Amortization and depreciation. . . . .  . . . .           125.1      65.1
     Income taxes . . . . . . . . . . . . . . . . . .          (51.9)    (27.4)
     Insurance liabilities. . . . . . . . . . . . . .           (3.3)     28.8
     Interest credited to insurance liabilities . . .          176.2      32.8
     Fees charged to insurance liabilities. . . . . .          (31.5)    (17.5)
     Accrual and amortization of investment income. .          (59.1)    (13.4)
     Deferral of cost of policies produced. . . . . .         (121.7)    (65.2)
     Restructuring income . . . . . . . . . . . . . .            -       (65.3)
     Equity in undistributed earnings of
       Western National Corporation . . . . . . . . .            -       (30.4)
     Equity in undistributed earnings of
       CCP Insurance, Inc.. . . . . . . . . . . . . .          (15.0)    (16.7)
     Trading account securities . . . . . . . . . . .           21.6      17.2
     Minority interest. . . . . . . . . . . . . . . .           38.9      18.1
     Extraordinary charge on extinguishment of debt .            -         2.4
     Other. . . . . . . . . . . . . . . . . . . . . .           45.9     (22.8)
                                                           ---------  --------
       Net cash provided by operating activities . .           249.5      20.0
                                                           ---------  --------
Cash flows from investing activities:
 Sales of investments. . . . . . . . . . . . . . . .         2,446.8     898.3
 Maturities and redemptions. . . . . . . . . . . . .            63.3      84.7
 Purchases of investments. . . . . . . . . . . . . .        (3,009.9) (1,099.0)
 Purchase of additional shares of
    Bankers Life Holding Corporation . . . . . . . .          (262.4)      -
 Cash received from reinsurance recapture. . . . . .             -       158.8
 Cash held by Western National Corporation
    before deconsolidation
    and the settlement of intercompany balances. . .             -      (352.5)
 Proceeds from sale of shares of Western
    National Corporation and related transactions .              -       537.9
 Other . . . . . . . . . . . . . . . . . . . . . . .            (4.5)    (39.7)
                                                           ---------  --------
       Net cash provided (used) by
         investing activities  . . . . . . . . . . .          (766.7)    188.5
                                                           ---------  --------
Cash flows from financing activities:
 Issuance of capital stock   . . . . . . . . . . . .              .4      16.3
 Issuance of notes payable of Conseco, net . . . . .           286.6      34.6
 Payments on notes payable of Conseco  . . . . . . .           (30.0)   (220.3)
 Payments on notes payable of subsidiaries -
   not direct obligations of Conseco . . . . . . . .           (31.0)    (11.0)
 Payments to repurchase equity securities of Conseco           (92.4)   (256.7)
 Payments to repurchase equity securities
   of subsidiaries. . . . . . . . . . . . .. . . . .             -       (21.1)
 Investment borrowings . . . . . . . . . . . . . . .           270.7     (17.4)
 Deposits to insurance liabilities . . . . . . . . .           666.3     169.9
 Withdrawals from insurance liabilities. . . . . . .          (516.3)    (81.6)
 Dividends paid  . . . . . . . . . . . . . . . . . .           (14.6)    (15.6)
                                                           ---------  --------
       Net cash provided (used) by
         financing activities. . . . . . . . . . . .           539.7    (402.9)
                                                           ---------  --------
       Net increase (decrease) in
         short-term investments . . . . . . . . . .             22.5    (194.4)
Short-term investments, beginning of period. . . . .           295.4     666.4
                                                           ---------  --------

Short-term investments, end of period. . . . . . . .        $  317.9 $   472.0
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

  BASIS OF PRESENTATION

  Our unaudited consolidated financial statements as of and for the periods ended June 30, 1995 and 1994, reflect all adjustments, consisting only of normal recurring items, which are necessary to present fairly Conseco's financial position and results of operations on a basis consistent with that of our prior audited consolidated financial statements. We have reclassified certain amounts from the prior period to conform to the 1995 presentation.

   Consolidation issues. Prior to its initial public offering ("IPO") on February 15, 1994, Western National Corporation ("WNC") was a wholly owned subsidiary of Conseco. We sold 60 percent of our equity interest in WNC in the IPO. After the IPO, we no longer had unilateral control of WNC and we ceased including the accounts of WNC in our consolidated financial statements. We sold our remaining 40 percent interest in WNC on December 23, 1994. Therefore, we had no earnings from WNC in the first six months of 1995 and our equity in earnings of WNC in the first six months of 1994 reflected: (i) all of WNC's earnings for the period through February 15, 1994; and (ii) 40 percent of WNC's earnings for the period from February 15, 1994, through June 30, 1994.

   Conseco Capital Partners II, L.P. ("Partnership II") acquired American Life Group, Inc. ("American Life," formerly the Statesman Group, Inc. prior to its name change in August 1995) on September 29, 1994 (the "Acquisition"). After the Acquisition, Partnership II owns 80 percent of the outstanding shares of American Life's common stock. Because Conseco Partnership Management, Inc., a wholly owned subsidiary of Conseco, is the sole general partner of Partnership II, Conseco controls Partnership II and American Life, even though its ownership interest is less than 50 percent. Because of this control, Conseco's consolidated financial statements are required to include the accounts of Partnership II and American Life. Immediately after the Acquisition, Conseco, through its direct investment and through its equity interests in the investments made by Bankers Life Holding Corporation ("BLH"), CCP Insurance, Inc. ("CCP") and WNC, had a 27 percent ownership interest in American Life. At June 30, 1995, Conseco's ownership interest in American Life had increased to 28 percent as the net result of changes in our ownership percentage in BLH and CCP, partially offset by: (i) the sale of Conseco's 40 percent equity interest in WNC on December 23, 1994, and; (ii) the sale of a portion of CCP's investment in American Life to an unaffiliated company.

   We accounted for the Acquisition of American Life using the purchase method of accounting. Under purchase accounting, we allocated the total purchase cost of American Life to the assets and liabilities acquired based on their fair values, with the excess of the total purchase cost over the fair value of the net assets acquired recorded as goodwill.

   ADJUSTMENT TO ACTIVELY MANAGED FIXED MATURITIES

   We classify fixed maturity investments into three categories:
"actively managed" (which are carried at estimated fair value), "trading account" (which are carried at estimated fair value) and "held to maturity" (which are carried at amortized cost). We did not classify any fixed maturity investments in the trading account or held to maturity categories at June 30, 1995.

   Adjustments to carry actively managed fixed maturity investments at fair value have no effect on our earnings. We record them, net of tax and other adjustments, as an adjustment to shareholders' equity. The following table summarizes the effect of these adjustments on Conseco's actively managed fixed maturities and on Conseco's investment in CCP (as a result of similar adjustments made by CCP) as of June 30, 1995.

                                                       Effect of fair value
                                          Balance         adjustment to
                                          before         actively managed       Reported
                                        adjustment       fixed maturities        amount
                                        ----------     --------------------     --------
                                                      (Dollars in millions)
Actively managed fixed maturities. . . .  $8,009.5            $ 354.1            $8,363.6
Investment in CCP Insurance, Inc.. . . .     257.2                2.8               260.0
Cost of policies purchased . . . . . . .   1,047.0              (98.4)              948.6
Cost of policies produced. . . . . . . .     279.9              (12.3)              267.6
Income tax asset . . . . . . . . . . . .     110.3              (87.5)               22.8
Minority interest. . . . . . . . . . . .     287.8              125.4               413.2
Unrealized appreciation of securities. .       1.2               33.3                34.5

BANKERS LIFE HOLDING CORPORATION

    On June 28, 1995, we completed the program to acquire additional shares of BLH common stock approved by the Company's
Board of Directors on May 26, 1995.   A total of 12.8 million
shares were purchased for $262.4 million in open market and negotiated transactions during 1995. The shares purchased represented 24 percent of the outstanding shares of BLH common stock increasing our ownership of BLH to 82 percent (85 percent including shares of BLH owned by CCP). We funded the acquisition with available cash, proceeds from our revolving credit agreements
and a $32.0 million loan from CCP.   Income tax expense was reduced
by $66.5 million in the second quarter of 1995 as a result of the release of deferred income taxes previously accrued on undistributed income related to BLH. Such deferred tax is no longer required since we now own over 80 percent of BLH and the income this tax relates to can be distributed to Conseco without the payment of such tax.

    We were required to use step-basis accounting when we acquired additional shares of BLH common stock in 1995 and previous acquisitions. As a result, the assets and liabilities of BLH included in our June 30, 1995 consolidated balance sheet represent the following combination of values: (i) the portion of BLH's net assets acquired by Conseco in the November 1992 acquisition is valued as of that acquisition date; (ii) the portion of BLH's net assets acquired in September 1993 is valued as of that date; (iii) the portion of BLH's net assets acquired during 1995 is valued as of the date of their purchase (for accounting convenience June 30, 1995, has been used); and (iv) the portion of BLH's net assets owned by minority interests is valued based on a combination of (i)
- (iii) and the historical bases of the net assets acquired in the initial acquisition in 1992.

    The acquisition of additional shares of BLH common stock in 1995 had the following effects on Conseco's consolidated balance sheet accounts (dollars in millions):

             Income taxes. . . . . . . .    23.1
             Cost of policies purchased.  (189.9)
             Cost of policies produced .    99.1
             Goodwill. . . . . . . . . .   (76.9)
             Insurance liabilities . . .    24.5
             Other . . . . . . . . . . .     1.8
             Minority interest . . . . .  (144.1)
                                          ------
               Cash used . . . . . . . . $(262.4)
                                         =======
/TABLE

   PRO FORMA DATA

   The pro forma data are presented as if the following transactions had all occurred on January 1, 1994: (i) the acquisition of additional shares of BLH common stock in 1995; (ii) the acquisition of American Life by Partnership II; (iii) the IPO of WNC; and (iv) the sale by Conseco of its remaining 40 percent equity interest in WNC.

                                                          Six months
                                                            ended
                                                        June 30,1994(a)
                                                        ---------------
                                                     (Dollars in millions,
                                                     except per share data)

Revenues . . . . . . . . . . . . . . . . . . . . . . .    $1,003.0
Income before extraordinary charge . . . . . . . . . .        61.4
Income before extraordinary charge per common share:
    Primary. . . . . . . . . . . . . . . . . . . . . .        1.90
    Fully diluted. . . . . . . . . . . . . . . . . . .        1.90

(a) Excluded from revenues, income before extraordinary charge, income before extraordinary charge per primary common share and income before extraordinary charge per fully diluted common share are amounts related to the IPO of WNC of $65.3 million, $42.4 million, $1.55 and $1.36, respectively.

   CHANGES IN NOTES PAYABLE

   Notes payable of Conseco

    In June 1995, the maximum borrowings permitted under our revolving credit facility was increased by $50.0 million to $250.0 million. At June 30, 1995, we had drawn $225.0 million under this facility. The average interest rate on the borrowings was 6.8 percent at June 30, 1995.

   In June 1995, we borrowed $32.0 million from CCP.   Such
borrowing is due in December 1995 and bears interest at 6.4 percent.

   Notes payable of Partnership II entities (not direct obligations of Conseco)

   During March 1995, American Life made a scheduled $15.0 million principal payment on its senior term loan. The interest rates on this loan at June 30, 1995, were 8.25 percent for the $115.0 million borrowed under Tranche A and 8.75 percent for the $40.0 million borrowed under Tranche B.

   During the six months ended June 30, 1995, $9.1 million principal amount of American Life's debentures was converted and retired. Cash to pay holders of the convertible debentures that remain outstanding is being held in escrow until the convertible debentures are retired.

   Notes payable of BLH (not direct obligations of Conseco)

   During April 1995, BLH made a scheduled $16.0 million principal payment on its senior term loan. The interest rate on this loan was 8.3 percent at June 30, 1995.

   CHANGES IN CAPITAL STOCK

   We repurchased 2.0 million shares of our common stock during the first six months of 1995 as part of our previously announced stock repurchase program. The total cost of shares repurchased during the first six months of 1995 of $92.4 million was allocated to shareholders' equity accounts as follows: (i) $15.0 million to common stock and additional paid-in capital (such allocation was based on the average common stock and paid-in capital balance per share); and (ii) $77.4 million to retained earnings. In April 1995, we announced that we had terminated our common stock repurchase program.

   During the first six months of 1995, we issued 44,848 shares of common stock upon the exercise of stock options. Proceeds from the exercise of options of $.4 million and the related tax benefit of $.1 million were added to common stock and additional paid-in capital.

   During the first six months of 1995, we issued 4,051 shares of
common stock to employee benefit plans.   Additionally, we added
$2.0 million to common stock and additional paid-in capital related to employee benefit plans.

   REINSURANCE

   The cost of reinsurance ceded for policies containing mortality or morbidity risks totaled $14.1 million and $12.2 million in the first six months of 1995 and 1994, respectively. We deducted this cost from insurance policy income. Reinsurance premiums assumed on policies containing mortality risks totaled $1.9 million and $2.4 million in the first six months of 1995 and 1994, respectively. Reinsurance recoveries netted against insurance policy benefits totaled $13.3 million and $10.6 million in the first six months of 1995 and 1994, respectively.

   CHANGES IN MINORITY INTEREST

   Changes in the 1995 balances include the acquisition of 12.8 million shares of BLH common stock in 1995 (described above under "Bankers Life Holding Corporation") which increased our common ownership of BLH to 82 percent. Minority interest at June 30, 1995, included: (i) $105.4 million interest in the common stock of BLH; (ii) $99.0 million interest in the redeemable preferred stock of a subsidiary of American Life; (iii) $34.1 million interest in preferred stock of American Life; (iv) $174.7 million interest in Partnership II and the common stock of American Life and its subsidiaries.

   Changes in minority interest during the first six months of 1995 and 1994 are summarized below:

                                                               1995     1994
                                                               ----     ----
                                                          (Dollars in millions)
Minority interest, beginning of period. . . . . . . . .       $321.7    $223.8
  Changes in investments made by minority shareholders:
    Purchase of shares of BLH common stock by Conseco .       (144.1)      -
    Repurchase by BLH of its common stock . . . . . . .          -       (21.1)
  Minority interests' equity in the change in
    financial position of the Company's subsidiaries:
    Net income . . . . . . . . . . . . . . . . . . . .          49.2      22.6
    Unrealized appreciation (depreciation) of securities       196.7     (32.2)
    Dividends. . . . . . . . . . . . . . . . . . . . .         (10.3)     (7.2)
                                                              ------    ------
Minority interest, end of period . . . . . . . . . . .        $413.2    $185.9
                                                              ======    ======




  PENDING MERGER

  On May 21, 1995, Conseco and CCP signed a definitive merger agreement under which Conseco will acquire all of the approximately
11.8 million CCP shares that Conseco does not already own for $23.25 per share in cash. The transaction requires the approval of holders of a majority of CCP's outstanding shares (other than shares held by Conseco) voting at a special stockholders meeting which will be held on August 25, 1995.

  SUBSEQUENT EVENT

  American Life has filed a registration statement with the Securities and Exchange Commission with respect to a proposed
public offering of 15.0 million shares of its common stock.   The
offering includes 9.1 million shares held by American Life's current shareholders and 5.9 million newly issued shares to be offered directly by American Life. The current shareholders will grant the underwriters an option to purchase up to 2.2 million additional shares, representing their entire remaining interest in American Life, to cover over-allotments, if any.

  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS.

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

  The following table shows the sources of Conseco's net income
(after taxes and minority interest) for the three and six months ended June 30, 1995 and 1994:

                                           Three months        Six months
                                          ended June 30,      ended June 30,
                                        -----------------   -----------------
                                        1995        1994    1995         1994
                                        ----        ----    ----         ----
                                                (Dollars in millions)
Operations of life insurance companies:
 BLH:
    Operating earnings . . . . . . .      $17.6      $19.1   $31.1        $  30.6
    Net trading income (losses). . .        1.1        (.4)    1.1            (.4)
    Net realized gains (losses)             1.9       (1.6)    1.6           (1.9)
                                          -----      -----   -----        -------
      Net income. . . . . . . . . .        20.6       17.1    33.8           28.3
                                          -----      -----   -----        -------
  American Life:
    Operating earnings . . . . . . .        2.7         -      5.0             -
    Net trading income . . . . . . .         -          -       .1             -
    Net realized gains . . . . . . .        2.8         -      2.9             -
                                          -----      -----   -----        -------
       Net income. . . . . . . . . .        5.5         -      8.0             -
                                          -----      -----   -----        -------
  WNC:
    Operating earnings . . . . . . .         -         8.8      -            26.3
    Net trading income . . . . . . .         -          -       -             2.6
    Net realized gains . . . . . . .         -          -       -             1.6
                                          -----      -----   -----        -------
       Net income. . . . . . . . . .         -         8.8      -            30.5
                                          -----      -----   -----        -------
  CCP:
    Operating earnings . . . . . . .        6.1        7.9    12.0           15.1
    Net trading income . . . . . . .        1.1         -      1.1              -
    Net realized gains. . . . . .           1.2         .7     1.3             .9
    Extraordinary charge . . . . . .         -          -       -             (.5)
                                          -----      -----   -----        -------
       Net income. . . . . . . . . .        8.4        8.6    14.4           15.5
                                          -----      -----   -----        -------
  Wholly Owned Insurance Subsidiaries:
    Operating earnings . . . . . . .        2.8        4.4     7.8           10.7
    Net trading income (losses). . .        (.6)        .1     (.6)            .1
    Net realized gains (losses). . .         .6        (.7)    (.8)          (5.7)
                                          -----      -----   -----        -------
       Net income. . . . . . . . . .        2.8        3.8     6.4            5.1
                                          -----      -----   -----        -------
  Total from operations of
   life insurance companies:
    Operating earnings . . . . . . .       29.2       40.2    55.9           82.7
    Net trading income (losses). . .        1.6        (.3)    1.7            2.3
    Net realized gains (losses). . .        6.5       (1.6)    5.0           (5.1)
    Extraordinary charge . . . . . .         -           -      -             (.5)
                                          -----      -----   -----        -------
       Net income. . . . . . . . . .       37.3       38.3    62.6           79.4
                                          -----      -----   -----        -------
  Services provided for fees . . . .        5.3        5.7    11.8           11.8
                                          -----      -----   -----        -------
  Restructuring income . . . . . . .       66.5         -     66.5           42.4
                                          -----      -----   -----        -------
  Corporate and other:
    Operating expenses, net of revenues    (2.9)      (4.7)   (6.7)          (8.2)
    Interest expense on notes payable. .   (4.6)      (3.9)   (8.8)          (9.0)
    Net trading losses . . . . . . .        (.8)       (.9)    (.2)           (.9)
    Net realized gains (losses)             (.9)       (.3)    (.9)            .7
    Extraordinary charge . . . . . .          -         -       -            (1.9)
                                          -----      -----   -----        --------
       Net loss. . . .                     (9.2)      (9.8)  (16.6)         (19.3)
                                          -----      -----   -----        --------
  Consolidated earnings:
    Operating earnings . . . . . . .       27.0       37.3    52.2           77.3
    Net trading income (losses). . .         .8       (1.2)    1.5            1.4
    Net realized gains (losses). . .        5.6       (1.9)    4.1           (4.4)
    Restructuring income . . . . . .       66.5         -     66.5           42.4
    Extraordinary charge . . . . . .          -         -       -            (2.4)
                                           -----     -----  ------          ------
       Net income. . . . . . . . . .       $99.9     $34.2  $124.3          $114.3
                                           =====     =====  ======          ======

 The following table shows the source of Conseco's fully diluted earnings per share for the three and six months ended June 30, 1995 and 1994.

                                          Three months           Six months
                                          ended June 30,        ended June 30,
                                         ----------------     -----------------
                                         1995        1994     1995         1994
                                         ----        ----     ----         ----
Operations of life insurance companies:
 BLH:
   Operating earnings  . . . . . . .    $ .68       $  .61    $1.19       $  .96
   Net trading income (losses) . . .      .04         (.01)     .04         (.01)
   Net realized gains (losses) . . .      .08         (.05)     .06         (.06)
                                        -----       ------    -----       ------
     Net income. . . . . . . . . . .      .80          .55     1.29          .89
                                        -----       ------    -----       ------
 American Life:
   Operating earnings. . . . . . . .      .11           -       .19           -
   Net trading income. . . . . . . .       -            -        -            -
   Net realized gains. . . . . . . .      .11           -       .11           -
                                        -----       ------    -----       ------
     Net income. . . . . . . . . . .      .22           -       .30           -
                                        -----       ------    -----       ------

 WNC:
   Operating earnings  . . . . . . .       -           .29       -           .83
   Net trading income. . . . . . . .       -            -        -           .08
   Net realized gains. . . . . . . .       -            -        -           .05
                                        -----       ------    -----       ------
     Net income. . . . . . . . . . .       -           .29       -           .96
                                        -----       ------    -----       ------
 CCP:
   Operating earnings  . . . . . . .      .24          .25      .46          .47
   Net trading income. . . . . . . .      .04           -       .04           -
   Net realized gains. . . . . . . .      .05          .02      .05          .03
   Extraordinary charge. . . . . . .       -            -        -          (.02)
                                        -----       ------    -----       ------
     Net income. . .                      .33          .27      .55          .48
                                        -----       ------    -----       ------
 Wholly Owned Insurance Subsidiaries:
   Operating earnings  . . . . . . .      .10          .15      .30          .34
   Net trading losses. . . . . . . .     (.02)          -      (.01)         -
   Net realized gains (losses) . . .      .02         (.03)    (.03)        (.18)
                                        -----       ------    -----       ------
     Net income. . . . . . . . . . .      .10          .12      .26          .16
                                        -----       ------    -----       ------
 Total from operations of life
   insurance companies:
   Operating earnings  . . . . . . .     1.13         1.30     2.14         2.60
   Net trading income (losses) . .        .06         (.01)     .07          .07
   Net realized gains (losses) . . .      .26         (.06)     .19         (.16)
   Extraordinary charge. . . . . . .       -            -        -          (.02)
                                        -----       ------    -----       ------
     Net income. . . . . . . . . . .     1.45         1.23     2.40         2.49
                                        -----       ------    -----       ------
 Services provided for fees. . . . .      .21          .18      .46          .37
                                        -----       ------    -----       ------
 Restructuring income. . . . . . . .     2.57           -      2.56         1.33
                                        -----       ------    -----       ------
 Corporate and other:
   Operating expenses, net of revenues   (.11)       (.14)     (.26)        (.26)
   Interest expense on notes payable     (.18)       (.13)     (.34)        (.28)
   Net trading losses. . . . . . . .     (.03)       (.03)     (.01)        (.03)
   Net realized gains (losses) . . .     (.04)       (.01)     (.03)         .02
   Extraordinary charge. . . . . . .       -           -         -          (.06)
                                        -----       -----     -----       ------
     Net loss. . . . . . . . . . . .     (.36)       (.31)     (.64)        (.61)
                                        -----       -----     -----       ------
 Consolidated earnings:
   Operating earnings  . . . . . . .     1.05        1.21      2.00         2.43
   Net trading income (losses) . . .      .03        (.04)      .06          .04
   Net realized gains (losses) . . .      .22        (.07)      .16         (.14)
   Restructuring income. . . . . . .     2.57          -       2.56         1.33
     Extraordinary charge. . . . . .       -           -         -          (.08)
                                        -----       -----     -----        -----
     Net income. . . . . . . . . . .    $3.87       $1.10     $4.78        $3.58
                                        =====       =====     =====        =====

Additional Discussion of Consolidated Statement of Operations for the First Six Months of 1995 Compared to the First Six Months of
1994 and the Second Quarter of 1995 Compared to the Second Quarter of 1994:

 The following tables and narratives summarize amounts reported in the consolidated statement of operations. Many of the changes from period to period resulted from: (i) the acquisition of American
Life on September 29, 1994; and (ii) changes in Conseco's ownership in BLH, WNC, CCP and American Life.

Operations of Life Insurance Companies:

BLH:
                                               Three months             Six months
                                              ended June 30,           ended June 30,
                                           --------------------     ------------------
                                           1995            1994     1995          1994
                                           ----            ----     ----          ----
                                                       (Dollars in millions)
 Revenues:
   Insurance policy income . . . .       $306.9           $300.0    $620.8        $603.6
   Investment activity:
      Net investment income . . .          63.7             55.1     124.5         103.0
      Net trading income (losses)           2.4             (1.1)      2.6          (1.1)
      Net realized gains (losses)          12.6             (1.0)     10.9          (2.9)
 Total revenues. . . . . . . . . .        387.4            352.9     761.5         702.5
 Benefits and expenses:
   Insurance policy benefits and change
     in future policy benefits  .         236.7            216.7     477.2         441.7
   Interest expense on annuities
     and financial products. . . .         18.3             15.3      38.0          25.6
   Interest expense on notes payable        7.5              7.7      15.5          15.5
   Interest expense on investment
     borrowings . . . . . . . . . .         2.7              2.1       3.4           4.0
   Amortization related to operations      30.8             31.2      61.0          59.6
   Amortization related to
     realized gains and losses .            7.6              1.1       6.6            .2
   Other operating costs and expenses      35.7             34.3      71.6          73.1
 Income before taxes and minority
   interest . . . . . . . . . . .          48.1             44.5      88.2          82.8
 Income tax expense. . . . . . . .         16.8             16.7      33.0          31.9
 Income before minority interest .         31.3             27.8      55.2          50.9
 Minority interest . . . . . . . .         10.7             10.7      21.4          22.6
 Net income. . . . . . . . . . . .         20.6             17.1      33.8          28.3


 Summarized by component, all net of
    applicable expenses, taxes
    and minority interest:
   Operating earnings  . . . . . .         17.6            19.1       31.1          30.6
   Net trading income (losses) . .          1.1             (.4)       1.1           (.4)
   Net realized gains (losses) . .          1.9            (1.6)       1.6          (1.9)
   Net income. . . . . . . . . . .         20.6            17.1       33.8          28.3

  General. Conseco's earnings for the 1994 periods reflected a 57 percent ownership interest in BLH. During the last nine months of 1994, BLH acquired 1.8 million shares of its common stock at a cost of $35.7 million. During the first six months of 1995, Conseco acquired 12.8 million common shares of BLH at a cost of $262.4 million. These transactions increased Conseco's average ownership interest in BLH to 60 percent for the first quarter of 1995 and 65 percent for the second quarter of 1995. All activities of BLH are included in Conseco's financial statements on a consolidated basis. However, Conseco's minority interest adjustment removes the portion of BLH's net income applicable to other owners.

  BLH participated in the investment by Partnership II in American Life. Because a subsidiary of Conseco is the sole general partner of Partnership II, Conseco controls American Life. Accordingly, Conseco accounts for its investment in American Life using the consolidation method. Conseco's ownership interest in American Life through BLH is included in the American Life segment.

  At June 30, 1995, the BLH shares owned by Conseco had a net carrying value of $859.2 million, a fair value of $819.8 million and a cost of $575.5 million.

  Insurance policy income increased as a result of increases in Medicare supplement and long-term care premiums, offset by the anticipated decrease in comprehensive major medical product premiums due to prior steps taken to improve the profitability of this product.

  Net investment income increased 16 percent to $63.7 million in the second quarter of 1995 from $55.1 million in the second quarter of 1994, and increased 21 percent to $124.5 million in the first six months of 1995 from $103.0 million in the first six months of
1994.   The increases were due to the growth of invested assets as a result of: (i) recurring operations; and (ii) the recapture, on April 1, 1994, of a reinsurance treaty with assets totaling $371.0 million.

  Net realized gains (losses) often fluctuate from period to period. BLH sold $1,035.5 million and $283.1 million of actively managed securities during the second quarters of 1995 and 1994, respectively, and $1,117.4 million and $718.3 million in the first six months of 1995 and 1994, respectively. Net realized gains and losses arise when securities are sold in response to changes in the investment environment which create opportunities to enhance the total return of the investment portfolio without adversely affecting either the quality of the portfolio or the matching of expected maturities of assets and liabilities.

  Realized gains and losses affect the timing of the amortization of cost of policies purchased and cost of policies produced. As a result of realized gains and losses from the sales of fixed maturity investments, amortization of the cost of policies purchased and the cost of policies produced increased by $7.6 million and $1.1 million in the second quarters of 1995 and 1994,
respectively.   As a result of realized gains and losses from the
sales of fixed maturity investments in the first six months of 1995 and 1994, amortization of cost of policies purchased and cost of policies produced was increased by $6.6 million and $.2 million, respectively.

  Insurance policy benefits and change in future policy benefits reflect: (i) the higher incidence of medical provider claims in the Medicare supplement line; and (ii) the increase in in force on which benefits are incurred.

  Interest expense on annuities and financial products increased 20 percent to $18.3 million in the second quarter of 1995 from $15.3 million in the second quarter of 1994. Such increase reflects an increase in annuity liabilities resulting from increased annuity deposits. This account increased 48 percent to $38.0 million in the first six months of 1995 from $25.6 million in the first six months of 1994. Such increase reflects an increase in annuity liabilities resulting from: (i) the reinsurance recapture transaction described above; and (ii) increased annuity deposits.

  Interest expense on notes payable decreased 2.6 percent to $7.5 million in the second quarter of 1995 from $7.7 million in the second quarter of 1994, and remained the same at $15.5 million in
the first six months of 1995 and 1994.   Interest expense in the
1995 periods compared to the 1994 periods reflects: (i) higher interest rates on the senior term loan; and (ii) lower principal balances as a result of scheduled payments of $11.0 million in April 1994 and $16.0 million in April 1995.

  Interest expense on investment borrowings in the corresponding 1995 and 1994 periods reflects changes in investment borrowing activities. BLH's average investment borrowings were $200.7 million and $241.5 million in the second quarters of 1995 and 1994, respectively, and $126.1 million and $246.2 million in the first
six months of 1995 and 1994, respectively.

American Life:

                                Three months ended                Six months ended
                                     June 30,                         June 30,
                         -------------------------------   ------------------------------
                              1995              1994          1995              1994
                         -------------     -------------   -----------      -------------
                        As included in        Prior to    As included in      Prior to
                           Conseco's      Acquisition by    Conseco's       Acquisition by
                           accounts        Partnership II    accounts       Partnership II
                           --------        ---------------   --------       ---------------
                                            (Dollars in millions)
Revenues:
 Insurance policy income.    $ 15.2           $12.8           $ 29.8             $26.3
 Investment activity:
   Net investment income      105.4            83.8            207.5             164.1
   Net trading income . .        .2             -                 .8               -
   Net realized gains (losses) 48.3           (22.0)            52.1             (16.7)
Total revenues. . . . . .     170.8            76.0            293.6             176.4
Benefits and expenses:
 Insurance policy benefits
   and change in future
   policy benefits .            7.9             8.0             16.0              16.9
 Interest expense on
   annuities and financial
   products . . . . .          65.3            51.8            129.4             102.2
 Interest expense on
   notes payable. . . . .       8.6             2.2             17.4               4.1
 Interest expense on
   investment borrowings.       2.9             1.3              4.4               2.8
 Amortization related
   to operations . . . .       11.5            10.3             22.0              19.5
 Amortization related to
   realized gains and losses   26.8             -               29.2               2.8
 Other operating costs and
   expenses . . . .             8.1             9.2             16.1              17.4
Income (loss) before
   taxes and minority interest 39.7            (6.8)            59.1              10.7
Income tax expense (benefit)   15.5            (2.9)            23.3               2.8
Income (loss) before
   minority interest. . .      24.2            (3.9)            35.8               7.9
Minority interest . . . .      18.7             2.3             27.8               4.5
Net income (loss) . . . .      5.5            (6.2)             8.0               3.4

Summarized by component, all net of applicable
 expenses, taxes, and minority interest:
  Operating earnings . .        2.7             8.1              5.0              16.1
  Net trading income   .         -               -                .1                -
  Net realized gains (losses) . 2.8           (14.3)             2.9             (12.7)
  Net income (loss)  . .        5.5            (6.2)             8.0               3.4



  General.   Conseco, through both its direct investment and its
equity interests in the investments made by BLH and CCP, had a 28 percent ownership interest in American Life at June 30, 1995.
While all activities of American Life are required to be included in Conseco's financial statements on a consolidated basis for all periods after September 29, 1994, the minority interest adjustment removes from Conseco's net income the portion applicable to other owners so that net income reflects only Conseco's applicable average ownership interest of 25 percent in the first quarter of 1995 and 26 percent in the second quarter of 1995. The 1994 amounts relate to periods which preceded the Acquisition and do not reflect the application of purchase accounting.

  Insurance policy income consists of premiums received on traditional life insurance products and policy fund and surrender charges assessed against investment type products. This account increased 19 percent to $15.2 million in the second quarter of 1995 from $12.8 million in the second quarter of 1994, and increased 13 percent to $29.8 million in the first six months of 1995 from $26.3

million in the first six months of 1994.   The increases occurred
primarily because increased annuity policy withdrawals resulted in higher surrender charges. Surrender charges assessed against annuity withdrawals for the first six months of 1995 were $7.4 million compared to $4.6 million for the first six months of 1994 while annuity policy withdrawals were $398.4 million and $232.6 million for the same periods, respectively. Surrender charges as a percentage of annuity policy withdrawals declined in 1995 as a result of increased withdrawals of a certain policy form whose surrender charge was eliminated in 1995 upon such policies reaching their sixth anniversary. In addition, the Company has experienced increases in withdrawals during 1995 due to: (i) the increased size of the Company's annuity portfolio; and (ii) the increase in interest rates in the second half of 1994, which caused some policyholders to surrender policies and incur a surrender charge to invest funds in higher yielding alternative investments.

  Net investment income increased 26 percent to $105.4 million in the second quarter of 1995 from $83.8 million in the second quarter of 1994, on a 9.1 percent increase in average invested assets (amortized cost basis) to $4.8 billion in the second quarter of 1995 compared to $4.4 billion in the second quarter of 1994. This account increased 26 percent to $207.5 million in the first six months of 1995 from $164.1 million in the first six months of 1994 on a 9.3 percent increase in average invested assets to $4.7 billion in 1995 compared to $4.3 billion in 1994. The percentage increase in net investment income was greater than the percentage increase in average invested assets during these periods because the yield earned on average invested assets increased 125 basis points to 8.89 percent in the first six months of 1995 from 7.64 percent in the first six months of 1994. The increase in yield primarily resulted from the application of purchase accounting on
the Acquisition date.    Additional investment income resulting
from the redemption of fixed maturity investments prior to their regularly scheduled maturity dates is not material in these periods.

  Net realized gains (losses) often fluctuate from period to period. American Life sold approximately $1.3 billion of investments (principally fixed maturities) in the first six months of 1995 compared to $.5 billion in the first six months of 1994 which sales resulted in net realized gains of $53.6 million in the first six months of 1995 compared to $5.8 million in the first six months of 1994. Net realized gains from sales of investments in 1994 were offset by a loss on certain interest rate swap contracts that no longer effectively hedged interest rate risks in the second quarter of 1994 and were therefore recorded at fair value, resulting in a net realized loss of $21.3 million. Substantially all of American Life's interest rate swap contracts were terminated subsequent to the Acquisition with no additional loss. In addition, during the first six months of 1995 and 1994, American Life recorded realized losses on the writedown of investments totaling $1.5 million and $1.2 million, respectively, as a result of changes in conditions which caused American Life to conclude that a decline in fair value of the investments was other than temporary.

  The increased level of investment activity in 1995 is the result of more active investment portfolio management since the Acquisition and planned changes in the fixed maturity investment portfolio to reduce the portfolio's duration and exposure to more volatile CMO investments. The declining interest rate environment since the Acquisition date, which increased the market value of fixed maturity investments, contributed to American Life's ability to realize gains on investment sales in 1995.

  Net realized gains affect the timing of the amortization of cost of policies purchased and cost of policies produced. As a result of net realized gains from the sales of fixed maturity investments, additional amortization for the first six months was $29.2 million in 1995 and $2.8 million in 1994.

  Insurance policy benefits and change in future policy benefits decreased 5.3 percent to $16.0 million in the first six months of 1995 from $16.9 million in the first six months of 1994 due to higher death benefits incurred on annual renewable term policies during
1994.

  Interest expense on annuities and financial products increased by 26 percent to $65.3 million in the second quarter of 1995 from $51.8 million in the second quarter of 1994, and increased 27 percent to $129.4 million in the first six months of 1995 from $102.2 million in the first six months of 1994. The increases reflect: (i) a larger block of annuity business in force in 1995;
(ii) higher crediting rates; and (iii) as a result of the application of purchase accounting on the Acquisition date, the expensing of the first year interest rate bonuses of approximately $2.5 million in 1995 on policies issued prior to the Acquisition date. Prior to the Acquisition date, such first year bonus interest (related to policies issued prior to the Acquisition date) was capitalized as a cost of policies produced. At June 30, 1995, the weighted average crediting rate for the Company's annuity liabilities excluding interest bonuses guaranteed for the first year of the annuity contract was 5.4 percent compared to 5.2 percent at June 30, 1994.

  Interest expense on notes payable increased in the 1995 periods as a result of additional interest on debt incurred to finance the Acquisition partially offset by reductions in interest expense resulting from: (i) the conversion and retirement of $53.9 million principal amount of convertible subordinated debentures; and (ii) the repayment of bank debt that had been outstanding prior to the Acquisition.

  Interest expense on investment borrowings increased 57 percent to $4.4 million in the first six months of 1995 from $2.8 million in the first six months of 1994 as a result of a higher cost of funds in 1995. American Life's average investment borrowings were $154.1 million and $158.3 million during the first six months of 1995 and 1994, respectively.

  Amortization related to operations increased 12 percent to $11.5 million in the second quarter of 1995 from $10.3 million in the second quarter of 1994, and increased 13 percent to $22.0 million in the first six months of 1995 from $19.5 million in the
first six months of 1994.   Amortization related to operations in
1995 is comprised of amortization of: (i) goodwill established at the Acquisition date; (ii) cost of policies purchased for business in force at the Acquisition date; and (iii) the cost of policies produced for business written subsequent to the Acquisition date. Amortization related to operations in 1994 is comprised solely of amortization of cost of policies produced.

  Amortization related to realized gains increased in the 1995 period from the 1994 period primarily as a result of the increase in realized gains.

  Income tax expense increased to $23.3 million in the first six months of 1995 from $2.8 million in the first six months of 1994. This increase is partially due to the increase in pretax income to $59.1 million in the 1995 period from $10.7 million in the 1994 period. The effective tax rate for the 1995 period of 39 percent exceeded the statutory corporate federal income tax rate (35 percent) primarily because goodwill amortization is not deductible for federal income tax purposes. The effective tax rate for the 1994 period of 26 percent was less than the statutory corporate tax rate because of a reduction in the valuation allowance for net operating loss carryforwards.

  Minority interest in the 1994 periods includes dividends on preferred stock of a subsidiary of American Life. Minority interest in the 1995 periods included such dividends, plus: (i) dividends on preferred stock held by minority shareholders of American Life issued to finance a portion of the Acquisition; and
(ii) the portion of earnings applicable to minority shareholders.

CCP:
                                                                 Three months ended June 30,
                                                         ----------------------------------------------
                                                                1995                         1994
                                                         --------------------          ----------------
                                                                   Included in               Included in
                                                         Total      Conseco's          Total  Conseco's
                                                          CCP       Accounts            CCP   Accounts
                                                          ---       --------            ---   --------
                                                                      (Dollars in millions)
Revenues:
 Insurance policy income . . . . . . .                  $ 27.8         $ -           $ 28.1       $  -
 Investment activity:
    Net investment income. . . . . . .                   102.5           -             92.8          -
    Net trading income . . . . . . . .                     3.5           -              -            -
    Net realized gains . . . . . . . .                    14.4           -              9.4          -
 Equity in earnings of CCP . . . . . .                     -            9.1             -           9.2
Total revenues . . . . . . . . . . . .                   148.2          9.1           130.3         9.2
Benefits and expenses:
 Insurance policy benefits and change
   in future policy benefits.                             19.9           -             16.3           -
 Interest expense on annuities and
   financial products . . . . . . . .                     55.5           -             51.6           -
 Interest expense on notes payable . .                     5.2           -              2.3           -
 Interest expense on investment borrowings                 4.5           -              2.3           -
 Amortization related to operations  .                     9.5           -              6.3           -
 Amortization related to realized gains
   and losses . . . . . . . . . . . .                      8.1           -              5.5           -
 Other operating costs and expenses. .                    12.3           -              9.9           -
Income before taxes. . . . . . . . . .                    33.2          9.1            36.1          9.2
Income tax expense . . . . . . . . . .                    11.6           .7            13.6           .6
Net income . . . . . . . . . . . . . .                    21.6          8.4            22.5          8.6

Summarized by component, all net of applicable expenses
 and taxes:
    Operating earnings . . . . . . . .                    14.8          6.1            20.6          7.9
    Net trading income . . . . . . . .                     2.3          1.1             -            -
    Net realized gains . . . . . . . .                     4.5          1.2             1.9           .7
    Net income . . . . . . . . . . . .                    21.6          8.4            22.5          8.6


                                                                 Six months ended June 30,
                                                         -----------------------------------------------
                                                                1995                       1994
                                                         --------------------        ------------------
                                                                  Included in                Included in
                                                         Total      Conseco's        Total     Conseco's
                                                          CCP       Accounts          CCP       Accounts
                                                          ---       --------          ---       --------
                                                                      (Dollars in millions)
Revenues:
 Insurance policy income . . . . . . .                   $  54.4     $    -         $  58.2      $    -
  Investment activity:
  Net investment income. . . . . . . .                     194.8          -           188.0
  Net trading income . . . . . . . . .                       3.6          -             -             -
  Net realized gains . . . . . . . . .                      14.8          -            10.9           -
 Equity in earnings of CCP . . . . . .                       -          15.5            -           17.2
Total revenues . . . . . . . . . . . .                     267.6        15.5          257.1         17.2
Benefits and expenses:
 Insurance policy benefits and change
   in future policy benefits. . . . .                       36.2          -            33.2          -
 Interest expense on annuities
   and financial products. . . . . . .                     106.3          -           105.4          -
 Interest expense on notes payable . .                      10.5          -             5.1          -
 Interest expense on investment borrowings                   5.7          -             3.9          -
 Amortization related to operations  .                      18.7          -            13.1          -
 Amortization related to realized gains
   and losses                                                8.2          -             6.4          -
 Other operating costs and expenses. .                      25.2          -            22.2          -
Income before taxes and extraordinary
   charge . . . . . . . . . . . . .                         56.8        15.5           67.8         17.2
Income tax expense . . . . . . . . . .                      20.5         1.1           24.9          1.2
Income before extraordinary charge . .                      36.3        14.4           42.9         16.0
Extraordinary charge . . . . . . . . .                       -           -              1.3           .5
Net income . . . . . . . . . . . . . .                      36.3        14.4           41.6         15.5

Summarized by component, all net of applicable expenses
 and taxes:
  Operating earnings . . . . . . . . .                      29.3         12.0          40.6         15.1
  Net trading income . . . . . . . . .                       2.3          1.1            -           -
  Net realized gains . . . . . . . . .                       4.7          1.3           2.3           .9
  Extraordinary charge . . . . . . . .                       -            -             1.3           .5
  Net income . . . . . . . . . . . . .                      36.3         14.4          41.6         15.5


 CCP's earnings decreased during the second quarter of 1995 and the first six months of 1995 compared to the corresponding 1994 periods as a result of: (i) increased interest expense, resulting from a higher average note payable balance and higher interest rates; (ii) increased amortization related to operations due to an increase in annuities in force, an increase in expected profits from existing business and revised surrender assumptions on certain blocks of business; (iii) lower earnings on products with mortality and morbidity risks, and (iv) increased operating expenses. These factors were partially offset by increased earnings provided by repurchase agreements and dollar roll transactions.

 Conseco's equity in the earnings of CCP was affected by these factors, and also by changes in Conseco's ownership interest in CCP resulting from CCP's share repurchase program. Under this program, CCP repurchased 5.2 million shares at a cost of $104.7 million since June 30, 1994. Conseco's equity in the earnings of CCP in the first six months of 1994 included a $.5 million extraordinary charge related to CCP's prepayment of debt. At June 30, 1995, Conseco owned 49 percent of the common stock of CCP (compared to 42 percent at June 30, 1994). At June 30, 1995, the shares owned by Conseco had a net carrying value of $260.0 million, a fair value of $262.9 million and a total cost of $102.8 million.

  CCP participated in the investment by Conseco Capital Partners, L.P. ("Partnership I") in BLH. In conjunction with BLH's IPO, CCP's investment in Partnership I was exchanged for approximately
2.8 percent of the common stock of BLH. Since the IPO, CCP carries its investment in BLH at fair value, with any unrealized gain or loss, net of income tax, included directly in shareholders' equity. Conseco's direct ownership in BLH, together with its indirect ownership through CCP, represents a controlling interest in BLH. Accordingly, Conseco accounts for its investment in BLH using the consolidation method. Conseco's ownership interest in BLH through CCP is included in the BLH segment.

  CCP also participated in the investment by Partnership II in American Life. Because a subsidiary of Conseco is the sole general partner of Partnership II, Conseco controls American Life. Accordingly, Conseco also accounts for its investment in American Life using the consolidation method. Conseco's ownership interest in American Life through CCP is included in the American Life segment.

WNC:

  Prior to the completion of its IPO, WNC was a wholly owned subsidiary of Conseco. Conseco sold 60 percent of WNC in the IPO. On December 23, 1994, Conseco sold its remaining 40 percent equity interest in WNC. Amounts included in Conseco's accounts for the first six months of 1994, therefore include: (i) all of WNC's earnings from January 1 through February 15, 1994, the date the IPO was completed; and (ii) 40 percent of WNC's earnings for the period from February 15 through June 30, 1994.

                                                   Three months ended             Six months ended
                                                      June 30, 1994                 June 30, 1994
                                                   -------------------            ----------------
                                                                  (Dollars in millions)
Equity in earnings of WNC. . . . . . . .                  $ 9.5                             $31.4
Income tax . . . . . . . . . . . . . . .                     .7                                .9
Net income . . . . . . . . . . . . . . .                    8.8                              30.5

Summarized by component, all net of
 applicable expenses and taxes:
    Operating earnings. . . . . . . . . .                   8.8                              26.3
    Net trading income. . . . . . . . . .                    -                                2.6
    Net realized gains. . . . . . . . . .                    -                                1.6
    Net income. . . . . . . . . . . . . .                   8.8                              30.5

Wholly Owned Insurance Subsidiaries:

                                  Three months      Six months
                                  ended June 30,   ended June 30,
                                ----------------   --------------
                                1995       1994    1995     1994
                                ----       ----    ----     ----
                                   (Dollars in millions)
Revenues:
 Insurance policy income . . . . .$ 12.7   $13.0  $ 25.3    $30.5
 Investment activity:
   Net investment income . . . . .  17.5    18.3    34.6     38.9
   Net trading income (loss) . . .   (.8)     .1     (.8)      .1
   Net realized losses . . . . . .  (1.1)   (2.1)   (2.1)    (9.7)
Total revenues . . . . . . . . . .  28.4    29.3    57.1     59.8
Benefits and expenses:
 Insurance policy benefits and
   change in future policy benefits 16.0    16.0    29.8     34.5
 Interest expense on annuities
    and financial products.          5.2     2.9     8.8      7.2
 Amortization related to operations  1.2     1.4     2.4      2.8
 Amortization related to
   realized gains and losses . .    (1.9)    1.1     (.7)    (1.1)
Other operating costs and expenses.  3.2     4.9     6.1      8.7
Income before taxes  . . . . . . .   4.9     5.0    11.2      7.4
Income tax expense . . . . . . . .   2.1     1.2     4.8      2.3
Net income . . . . . . . . . . . .   2.8     3.8     6.4      5.1

Summarized by component, all
  net of applicable expenses
  and taxes:
   Operating earnings  . . . . . .   2.8     4.4     7.8     10.7
   Net trading income (loss) . . .   (.6)     .1     (.6)      .1
   Net realized gains (losses) . .    .6     (.7)    (.8)    (5.7)
   Net income  . . . . . . . . . .   2.8     3.8     6.4      5.1

   Insurance policy income relates primarily to premiums from products with mortality and morbidity features. Recent declines resulted from decreased emphasis on generating new premiums from these products.

  Net investment income decreased 4 percent to $17.5 million in the second quarter of 1995 from $18.3 million in the second quarter of 1994, and decreased 11 percent to $34.6 million in the first six months of 1995 from $38.9 million in the first six months of 1994. The decreases are primarily due to a reduction in income from other invested assets, partially offset by an increase in investment income related to separate account activities.

  Net realized losses often fluctuate from period to period. The wholly owned subsidiaries sold fixed maturity investments of $24.6 million and $51.2 million in the second quarters of 1995 and 1994, respectively, and $34.2 million and $151.6 million were sold in the
first six months of 1995 and 1994, respectively.   Such securities
were sold in response to changes in the investment environment which created opportunities to enhance the total return of the investment portfolio without adversely affecting the quality of the portfolio or the matching of expected maturities of assets and liabilities.

  Insurance policy benefits and change in future policy benefits relate solely to policies with mortality and morbidity features. These benefits decreased in the 1995 periods primarily as a result of a decrease in premiums from such products, partially offset by adverse mortality experience in the second quarter of 1995.

  Interest expense on annuities and financial products increased in the 1995 periods primarily as a result of an increase in amounts credited to separate accounts as a result of the aforementioned increase in investment income related to these accounts. The average rate credited on all insurance liabilities was approximately 7.0 percent at June 30, 1995 and 1994.

Services Provided for Fees:
                                    Three months      Six months
                                   ended June 30,    ended June 30,
                                  ----------------  ----------------
                                  1995        1994  1995        1994
                                  ----        ----  ----        ----
                                          (Dollars in millions)
Revenues:
  Investment management. . . . .  $ 11.6    $ 9.0  $ 22.7  $ 18.6
  Commissions. . . . . . . . . .     2.7      5.9     5.7     9.2
  Administrative services, net
    of directly related expenses.    1.9      2.9     4.2     4.4
Total revenues . . . . . . . . .    16.2     17.8    32.6    32.2
Less intercompany eliminations .    (5.7)    (2.6)  (11.4)   (4.1)
Revenues reported. . . . . . . .    10.5     15.2    21.2    28.1

Net income attributable to:
  Investment management. . . . .     5.5      3.8    10.5     8.7
  Commissions. . . . . . . . . .    (1.4)      .1    (1.4)     .3
  Administrative services. . . .     1.2      1.8     2.7     2.8
Net income . . . . . . . . . . .     5.3      5.7    11.8    11.8

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

  The growth in investment management revenues in the 1995 periods was the result of fee-producing activities provided to American Life partially offset by a reduction in the rates charged to WNC. Commission revenues decreased in the 1995 periods as a result of:
(i) a decrease in commissions produced by Bankmark and (ii) the inclusion in the 1994 periods of $2.3 million of revenues related to the buyout of a marketing agreement by a bank.

Restructuring Activities:
                                     Three months     Six months
                                    ended June 30,   ended June 30,
                                    --------------   --------------
                                     1995    1994   1995      1994
                                     ----    ----   ----      ----
                                       (Dollars in millions)
  Gain on sale of stock. . . . . .   $  -    $ -  $    -      $65.3
  Income tax expense (benefit) . .   (66.5)    -     (66.5)    22.9
  Net income . . . . . . . . . . .    66.5     -      66.5     42.4

  Income tax expense was reduced by $66.5 million in the second quarter of 1995 as a result of the release of deferred income taxes
previously accrued on undistributed income related to BLH.   Such
deferred tax is no longer required since Conseco now owns over 80 percent of BLH and the income this tax relates to can be distributed to Conseco without the payment of such tax.

  The gain on sale of stock in the 1994 period related to the sale of a 60 percent common equity interest in WNC.

Corporate and Other:

                                    Three months      Six months
                                    ended June 30,   ended June 30,
                                    --------------   --------------
                                    1995     1994    1995    1994
                                    ----     ----    ----    ----
                                        (Dollars in millions)
Net investment income. . . . . . . $ 1.9    $ 1.5   $ 3.3   $ 3.2
Total revenues . . . . . . . . . .   (.5)     (.5)    1.7     3.0
Interest expense on notes payable.   7.1      6.0    13.5    13.9
Other operating costs and expenses   6.7      7.3    14.6    14.3
Income tax benefit . . . . . . . .   5.1      4.0     9.8     7.8
Loss before extraordinary charge .   9.2      9.8    16.6    17.4
Extraordinary charge on
  extinguishment of debt  . . . .     -         -       -     1.9
Net loss . . . . . . . . . . . . .   9.2      9.8    16.6    19.3

  Corporate and other includes financing costs of notes payable for which Conseco is directly liable and the costs associated with the holding company operations.

  Net investment income increased in the 1995 periods primarily as a result of increased average invested assets.

  Total revenues decreased in the six months ended June 30, 1995, as a result of an increase in realized losses which often fluctuate from period to period.

  Interest expense on notes payable decreased in the first six months of 1995 period as a result of the repayment of: (i) a $200 million note in February 1994; and (ii) notes payable with book values totaling $19.2 million in March 1994; partially offset by an increase in interest expense in the second quarter of 1995 as a result of borrowings under Conseco's revolving credit agreement described in the accompanying notes to the consolidated financial statements. The Company prepaid the aforementioned notes in 1994 with the proceeds from the sale of shares of WNC. The prepayment resulted in an extraordinary charge in the first quarter of 1994 of $1.9 million (net of a $1.0 million tax benefit).

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

  Premiums collected by BLH for the second quarter of 1995 were $378.7 million, of which $75.1 million were recorded as deposits to policy liability accounts. This compared to $370.2 million collected and $84.1 million recorded as deposits to policy liability accounts in the second quarter of 1994. Premiums collected by BLH for the first six months of 1995 were $786.0 million, of which $156.8 million were recorded as deposits to policy liability accounts. This compared to $755.2 million collected and $147.2 million recorded as deposits to policy liability accounts in the first six months of 1994. Collected premiums by type are provided in the following table:

                              Three months         Six months
                              ended June 30,      ended June 30,
                            ----------------      --------------
                            1995        1994     1995       1994
                            ----        ----     ----       ----
                                  (Dollars in millions)
 Individual health:
   Medicare supplement.     $146.0    $138.4    $305.9    $296.3
   Long-term care . . .       39.5      31.9      77.1      64.0
   Other . . . .              24.2      29.7      50.1      62.1
                            ------    ------    ------    ------
     Total individual
       health.               209.7     200.0      433.1    422.4

 Annuities                    70.7      70.2      150.7    131.9
 Individual life. . . . .     24.3      23.1       48.3     46.4
 Group and other. . . . .     74.0      76.9      153.9    154.5
                            ------    ------     ------   ------
     Total. . . . . . . .   $378.7    $370.2     $786.0   $755.2
                            ======    ======     ======   ======

  Medicare supplement premiums collected increased 5 percent to $146.0 million in the second quarter of 1995 from $138.4 million in the second quarter of 1994, and increased 3 percent to $305.9 million in the first six months of 1995 from $296.3 million in the first six months of 1994. Long-term care collected premiums increased 24 percent to $39.5 million in the second quarter of 1995 from $31.9 million in the second quarter of 1994, and increased 20 percent to $77.1 million in the first six months of 1995 from $64.0 million in the first six months of 1994. This increase is due to growth in new business and a larger base of renewal premiums.

  Collected premiums for other individual health products decreased 19 percent to $24.2 million in the second quarter of 1995 from $29.7 million in the second quarter of 1994, and decreased 19 percent to $50.1 million in the first six months of 1995 from $62.1 million in the first six months of 1994. This decrease, which was anticipated, follows steps previously taken by BLH to improve the profitability of its comprehensive major medical product included in this category.

  Annuity premiums increased 1 percent to $70.7 million in the second quarter of 1995 from $70.2 million in the second quarter of 1994, and increased 14 percent to $150.7 million in the first six months of 1995 from $131.9 million in the first six months of 1994. This increase was primarily due to increased sales of single premium deferred annuities. BLH sold more single premium deferred annuities because of an increased marketing emphasis placed on such sales.

  Premiums collected by American Life in the six months ended June 30, 1995 were $502.0 million, of which, $486.6 million were recorded as deposits to policy liability accounts. This compared to $564.2 million collected and $549.2 million recorded as deposits to policy liability accounts in the six months ended June 30, 1994.
 Net premiums collected declined in the first six months of 1995 compared to the first six months of 1994 as a result of several factors. New annuity sales (which account for approximately 95 percent of American Life's premiums collected) have been negatively impacted by a reduction of American Life's primary insurance company subsidiary's ratings to "A-" by two nationally recognized insurance company rating organizations as a result of the Acquisition and related financing transactions. These ratings declines have directly affected the subsidiary's competitive position in the financial institution marketplace where many financial institutions require an insurer's ratings to be at least "A" resulting in a loss of certain former customers and foregone opportunities for new sales. In addition, American Life has generally maintained a less competitive crediting rate position on new business since the Acquisition in order to manage its asset growth relative to its capital position.

  Premiums collected by Conseco's wholly owned insurance subsidiaries increased 3 percent to $18.9 million in the second quarter of 1995 from $18.4 million in the second quarter of 1994, and decreased 10 percent to $39.9 million in the first six months of 1995 from $44.4 million in the first six months of 1994. Conseco's wholly owned subsidiaries are not actively marketing new products.

  LIQUIDITY AND CAPITAL RESOURCES

  Changes in the consolidated balance sheet between December 31, 1994, and June 30, 1995, reflect growth in Conseco's assets and liabilities from the three earnings activities previously discussed, together with the notes payable, capital stock and BLH purchase transactions described in the accompanying notes to the consolidated financial statements.

  The increase in shareholders' equity in the first six months of 1995 resulted from earnings and the change in unrealized appreciation (depreciation) to reflect the increase in the estimated fair value of Conseco's investments. The increase was partially offset by the stock repurchase program described in the notes to the consolidated financial statements. The change in unrealized appreciation (depreciation) of securities is recorded consistent with the requirements of Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities ("SFAS 115"). The change in unrealized appreciation (depreciation) resulted from a decreasing interest rate environment which generally caused the fair value of fixed maturities to increase.

  The ratio of debt (for which the Company is directly liable) to total capital increased to .32 to 1 at June 30, 1995, from .20 to 1 at December 31, 1994, as a result of borrowings under the Company's revolving credit agreement. The ratio of debt (for which the Company is directly liable) to total capital excluding unrealized appreciation (depreciation) of securities recorded consistent with the requirements of SFAS 115 increased to .33 to 1 at June 30, 1995, from .18 to 1 at December 31, 1994. Book value per common share was $32.65 at June 30, 1995, compared to $20.89 at December 31, 1994. This increase was due to net income and the change in unrealized appreciation (depreciation) of securities, partially offset by the effect of the repurchases of shares of the Company's common stock. Excluding unrealized appreciation (depreciation) of securities recorded consistent with the requirements of SFAS 115, the book value per common share was $31.01 at June 30, 1995, compared to $27.10 at December 31, 1994.
The return on average common equity (computed excluding unrealized appreciation (depreciation) of securities recorded consistent with the requirements of SFAS 115) was 40 percent (annualized) for the six months ended June 30, 1995, compared to 19 percent for the year ended December 31, 1994. This increase occurred primarily because of fluctuations in net realized gain (loss) and restructuring income during these periods and a decrease in average common shareholders' equity in the first six months of 1995 compared to the year ended December 31, 1994.

  Dividends declared on common stock for the six months ended June 30, 1995, were $.145 per share. The Company reduced its quarterly cash dividend from $.125 per share to $.02 per share, effective with the dividend paid in July 1995.

  INVESTMENTS

  The amortized cost and estimated fair value of fixed maturities
(all of which were actively managed) were as follows at June 30, 1995:

                                                        Gross          Gross    Estimated
                                           Amortized   unrealized     unrealized  fair
                                              cost       gains         losses     value
                                               ----       -----         -----     -----
                                                       (Dollars in millions)
United States Treasury securities and
  obligations of United States government
  corporations and agencies. . . . .       $   208.8   $   10.8      $  1.0    $   218.6
Obligations of states and political
  subdivisions and foreign government
  obligations                                   61.6        2.8          .9         63.5
Public utility securities. . . . . .         1,567.5       95.1        20.0      1,642.6
Other corporate securities . . . . .         3,636.8      187.3        25.7      3,798.4
Mortgage-backed securities . . . . .         2,534.8      132.7        27.0      2,640.5
                                            --------     ------       -----     --------
    Total fixed maturities . . . . .        $8,009.5     $428.7       $74.6     $8,363.6
                                            ========     ======       =====     ========

  The following table sets forth fixed maturity investments at June 30, 1995, classified by rating categories. The category assigned is the highest rating by Standard & Poors or Moody's Investor Service, or as to $178.3 million fair value of fixed maturities not rated by such firms, the rating assigned by the National Association of Insurance Commissioners ("NAIC"). For purposes of the table, NAIC Class 1 is included in the "A" rating; Class 2, "BBB-"; Class 3, "BB-" and Classes 4 to 6, "B+ and below."

                                 Investment            Percent of          Percent of
                                   rating            fixed maturities    total investments
                                  ---------          ----------------    -----------------
                              AAA. . . . .                 35%                 30%
                              AA . . . . .                  9                   8
                              A. . . . . .                 26                  23
                              BBB+ . . .                    8                   7
                              BBB. . . . .                 11                  10
                              BBB- . . . .                  7                   6
                                                          ---                 ---
                                 Investment grade          96                  84
                                                          ---                 ---
                              BB+. . . . .                  1                   1
                              BB . . . . .                  1                   1
                              BB-. . . . .                  1                   1
                              B+ and below                  1                   1
                                                          ---                 ---
                                 Below investment grade     4                   4
                                                          ---                 ---
                                   Total fixed
                                     maturities           100%                 88%
                                                          ===                 ===

  Fixed maturities which were below investment grade had an amortized cost of $317.4 million and an estimated fair value of $322.2 million at June 30, 1995.

  During the first six months of 1995 and 1994, the Company recorded writedowns of fixed maturity investments of $3.7 million and $.2 million, respectively. These writedowns were the result of changes in conditions which caused us to conclude that a decline in fair value of the investments was other than temporary. At June 30, 1995, fixed maturity investments in default as to the payment of principal or interest had an aggregate amortized cost of $9.8 million and a fair value of $11.6 million.

  Proceeds from the sales of invested assets were $2.5 billion for the six months ended June 30, 1995. Such sales resulted in net
realized gains of $63.3 million.   Proceeds from sales of invested
assets during the first six months of 1994 were $.9 billion. These sales resulted in net realized losses of $11.4 million.

  At June 30, 1995, fixed maturity investments included $2,640.5 million (32 percent of Conseco's fixed maturity investment portfolio) of mortgage-backed securities, of which $1,834.9 million were collateralized mortgage obligations ("CMOs") and $805.6 million were pass-through securities. CMOs are securities backed by pools of pass-through securities and/or mortgages that are
segregated into sections or "tranches."   These securities provide
for sequential retirement of principal, rather than the pro-rata share of principal return which occurs through regular monthly principal payments on pass-through securities.

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

  In general, prepayments on the underlying mortgage loans, and the securities backed by these loans, increase when the level of prevailing interest rates declines significantly below the interest rates on such loans. Mortgage-backed securities purchased at a discount to par will experience an increase in yield when the underlying mortgages prepay faster than expected. Those securities purchased at a premium that prepay faster than expected will incur a reduction in yield. When interest rates decline, the proceeds from the prepayment of mortgage-backed securities are likely to be reinvested at lower rates than the Company was earning on the prepaid securities.

 As interest rates rise, prepayments on mortgage-backed securities decrease, because fewer underlying mortgages are refinanced. When prepayments decrease, the average maturity and duration of the mortgage-backed securities increase, which decreases the yield on mortgage-backed securities purchased at a discount because the discount is realized as income at a slower rate and increases the yield on those purchased at a premium as a result of a decrease in annual amortization of the premium.

  The following table sets forth the par value, amortized cost and estimated fair value of investment in mortgage-backed securities at June 30, 1995, summarized by the interest rates on the underlying collateral.

                                                              Par         Amortized      Estimated
                                                             value          cost        fair value
                                                             -----          ----        ----------
                                                                    (Dollars in millions)
Pass-through securities:
  Below 7 percent. . . . . . . . . . . . . .             $   311.1         $ 307.8        $   300.1
  7 percent - 8 percent. . . . . . . . . . .                 467.7           464.7            463.3
  8 percent - 9 percent. . . . . . . . . . .                  37.1            37.3             37.9
  9 percent and above. . . . . . . . . . . .                   4.1             4.1              4.3

Planned amortization class CMO instruments:
  Below 7 percent. . . . . . . . . . . . . .                 361.5           329.2            335.1
  7 percent - 8 percent. . . . . . . . . . .                 336.3           318.8            322.4
  8 percent - 9 percent. . . . . . . . . . .                  67.0            67.2             67.3
  9 percent and above. . . . . . . . . . . .                  20.3            21.0             21.4

Targeted amortization class CMO instruments:
  7 percent - 8 percent. . . . . . . . . . .                  69.8            59.1             67.1
  8 percent - 9 percent. . . . . . . . . . .                  24.1            22.0             23.4
  9 percent and above. . . . . . . . . . . .                  30.0            30.7             31.0

Other CMO instruments:
  Below 7 percent. . . . . . . . . . . . . .                 209.0           169.8            190.8
  7 percent - 8 percent. . . . . . . . . . .                 585.1           474.6            532.3
  8 percent - 9 percent. . . . . . . . . . .                 190.6           171.8            186.1
  9 percent and above. . . . . . . . . . . .                  62.8            56.7             58.0
                                                          --------        --------         --------
     Total mortgage-backed securities. . . .              $2,776.5        $2,534.8         $2,640.5
                                                          ========        ========         ========

  We limit our exposure to prepayment risk by: (i) generally avoiding securities whose cost significantly exceeds par; (ii) purchasing securities which are backed by collateral with lower prepayment sensitivity (such as higher dollar mortgages included in mortgage-backed securities issued by non-government entities and mortgages that are seasoned); (iii) limiting investments in securities whose values are heavily influenced by changes in prepayments (such as interest only strips and accrual bonds); and
(iv) concentrating on intermediate-tranche CMOs and securities with prepayment-protected structures (such as planned amortization class ("PAC") or targeted amortization class ("TAC") CMOs). PAC and TAC investments are designed to amortize in a more predictable manner by shifting the primary risk of prepayment of the underlying collateral to other CMO tranches. PACs and TACs have more stable cash flows than other CMO tranches because they have better call protection in a declining interest rate environment and less extension risk in a rising interest rate environment. PAC and TAC instruments represented 33 percent of the Company's mortgage-backed securities at June 30, 1995.

  Included in the Company's CMO holdings at June 30, 1995, were accrual bonds with a carrying value of $110.5 million. Accrual bonds are CMOs structured such that the payment of coupon interest is deferred until principal payments begin on these bonds. On each accrual date, the principal balance is increased by the amount of the interest (based upon the stated coupon rate) that otherwise would have been payable. As such, these securities act much the same as zero coupon bonds until cash payments begin. Cash payments typically do not commence until earlier classes in the CMO structure have been retired, which can be significantly influenced by the prepayment experience of the underlying mortgage loan collateral in the CMO structure. Because of the zero coupon element of these securities and the potential uncertainty as to the timing of cash payments, their market values and yields are more sensitive to changing interest rates than other CMOs, pass-through securities and coupon bonds.

  At June 30, 1995, the balance of mortgage loans was comprised of 91 percent commercial loans, 7 percent residual interests in collateralized mortgage obligations and 2 percent residential loans. Less than 1 percent of mortgage loans were noncurrent at June 30, 1995. There were no realized losses on mortgage loans during the six months ended June 30, 1995 and 1994. At June 30, 1995, the Company had a loan loss reserve of $2.2 million.

  Investment borrowings averaged approximately $281 million during the first six months of 1995, compared to approximately $269 million during the same period of 1994 and were collateralized by investment securities with fair values approximately equal to the loan value. The weighted average interest rate on such borrowings was 5.5 percent and 3.7 percent in the six months ended June 30, 1995 and 1994, respectively.

  STATUTORY INFORMATION

  Statutory accounting practices prescribed or permitted for the Company's insurance subsidiaries by regulatory authorities differ from generally accepted accounting principles. The Company's life insurance subsidiaries that are included on a consolidated basis in these financial statements reported the following amounts to regulatory agencies at June 30, 1995, after appropriate eliminations of intercompany accounts among such subsidiaries (dollars in millions):

       Statutory capital and surplus . . . . .      $552.7
       Asset valuation reserve ("AVR") .              70.0
       Interest maintenance reserve ("IMR"). .        94.5
                                                    ------
               Total. . . . . . . . . . . . .       $717.2
                                                    ======

  At June 30, 1995, the ratio of such consolidated statutory account balances to consolidated statutory liabilities (excluding AVR, IMR, liabilities from separate account business and short-term collateralized borrowings) was 8.4 percent, compared to a ratio of
9.1 percent at December 31, 1994. The decline in the ratio is primarily due to $76.0 million of dividend payments made by the life insurance subsidiaries to non-life parent companies, partially offset by statutory earnings of such life subsidiaries.

  In connection with BLH's acquisition, BLH increased the capital of one of its life insurance subsidiaries (Bankers Life Insurance Company of Illinois "BLI") by providing cash in exchange for a surplus debenture. The remaining balance of the surplus debenture of $430.0 million at June 30, 1995, is considered a part of BLI's statutory capital and surplus. Payments to BLH of principal and interest on the surplus debenture may be made from available funds only with the approval of the Illinois Department of Insurance
("DOI") when its Director is satisfied that the financial condition of BLI warrants that action. Such approval may not be withheld provided the surplus of BLI exceeds, after such payment, approximately $128.0 million. BLI's surplus at June 30, 1995, was $313.2 million. During April 1995, BLI made a scheduled principal payment on the surplus debenture of $30.0 million plus accrued interest.

  BLI's ability to service its obligations under the surplus debenture is dependent upon its ability to receive dividends and tax sharing payments from its subsidiary, Bankers Life & Casualty
Insurance Company ("BLC").   BLC may, upon prior notice to the DOI,
pay dividends in any twelve-month period up to the greater of: (i) statutory net gain from operations for the prior year; or (ii) 10 percent of statutory capital and surplus at the end of the prior year. Additionally, as a condition to its 1992 acquisition, BLC agreed not to pay dividends if, immediately after such payment, BLC's ratio of adjusted capital to risk-based capital ("RBC") would be less than 100 percent. Calculations using the RBC formula indicate that BLC's adjusted capital is twice its total RBC at June 30, 1995. Dividends in excess of maximum amounts prescribed by the state statutes may not be paid without DOI approval. During the six months ended June 30, 1995, BLC paid regular dividends of $54.0 million. During the remainder of 1995, BLC may pay additional dividends up to $39.4 million without regulatory approval.

  The surplus of American Life's primary life insurance subsidiary (American Life and Casualty Insurance Company) includes surplus notes with a balance of $50.2 million at June 30, 1995. Each payment of interest or principal on the surplus notes requires the prior approval of the Iowa Insurance Division. The Iowa insurance law also provides that payments of dividends on capital stock and surplus note payments may be made only out of an insurer's earned surplus. At June 30, 1995, the subsidiary had earned surplus of $115.7 million. During the first six months of 1995, the subsidiary made a scheduled principal payment of $1.0 million on a surplus note and paid $22.0 million of cash dividends to another subsidiary of American Life (American Life Holding Company). During the remainder of 1995, approximately $12.5 million is available to be transferred from American Life and Casualty Insurance Company to American Life Holding Company in the form of dividends or surplus note payments without prior approval of the Iowa Insurance Division.

  During the first six months of 1995, our wholly owned life insurance subsidiaries paid $40.0 million of ordinary dividends to Conseco. During the remainder of 1995, our wholly owned insurance subsidiaries may pay additional dividends up to $8.4 million without the permission of state regulatory authorities.

                        PART II - OTHER INFORMATION

  ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  On May 30, 1995, the shareholders voted upon the following matters at the annual shareholders meeting:

  a)  The election of Stephen C. Hilbert, Ngaire E. Cuneo and M.
       Phil Hathaway to serve three-year terms. The results of the voting were as follows (there were no broker non-votes):

                                  Stephen        Ngaire       M. Phil
                                C. Hilbert      E. Cuneo     Hathaway
                                ----------      ---------    --------
                   For          17,303,168    17,318,414   17,315,913
                   Withheld        378,777       363,531      366,032

  b)    The approval of the Conseco, Inc. Amended and Restated
        Deferred Compensation Plan.   Shareholders cast 15,475,409
        votes for and 1,922,490 votes against the Amended and Restated Deferred Compensation Plan. There were 284,046 abstentions and no broker non-votes.


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





                                        CONSECO, INC.


 Dated: August 14, 1995      By: /s/ ROLLIN M. DICK
                             ----------------------
                                 Rollin M. Dick,
                                 Executive Vice President and
                                   Chief Financial Officer
                                  (authorized officer and principal
                                   financial officer)