Form 10-Q
period 1995-09-30
CONSECO INC ET AL
filed 1995-11-14
CIK 719241

                           UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549

                            Form 10-Q

  [ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended September 30, 1995

  [   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from      to


                      Commission File Number  1-9250

                             Conseco, Inc.

       Indiana                                   No. 35-1468632
 ----------------------                  ------------------------------
 State of Incorporation                  IRS Employer Identification No.


      11825 N. Pennsylvania St
       Carmel, Indiana  46032                         (317) 817-6100
--------------------------------------                --------------
Address of principal executive offices                   Telephone


    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [ X ] No [ ]



    Shares of common stock outstanding as of November 1, 1995: 20,237,224

                        PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.


                         CONSECO, INC. AND SUBSIDIARIES


                           CONSOLIDATED BALANCE SHEET
                              (Dollars in millions)

                                     ASSETS



                                                                                               September 30,   December 31,
                                                                                                   1995            1994
                                                                                                   ----            ----
                                                                                                (unaudited)      (audited)
Investments:
  Actively managed fixed maturities at fair value (amortized cost:
     1995 - $12,109.7;  1994 - $7,440.5)......................................................   $12,503.3     $ 7,067.1
  Equity securities at fair value (cost: 1995 - $37.5; 1994- $43.0)...........................        38.8          39.6
  Mortgage loans..............................................................................       351.9         142.6
  Credit-tenant loans.........................................................................       246.1          69.0
  Policy loans................................................................................       313.2         175.1
  Investment in CCP Insurance, Inc............................................................         -           195.4
  Other invested assets.......................................................................        74.2          68.7
  Trading account securities..................................................................         -            21.6
  Short-term investments......................................................................       205.5         295.4
  Assets held in separate accounts............................................................       216.8          84.9
                                                                                                 ---------     ---------


           Total investments..................................................................    13,949.8       8,159.4

Accrued investment income.....................................................................       220.7         126.3
Reinsurance receivables.......................................................................        83.8          45.5
Income tax asset..............................................................................         -           195.2
Cost of policies purchased....................................................................     1,198.4       1,021.6
Cost of policies produced.....................................................................       368.0         300.7
Goodwill (net of accumulated amortization: 1995 - $41.6; 1994 - $25.3)........................       890.8         687.7
Property and equipment (net of accumulated depreciation:  1995 - $33.9; 1994 - $27.1).........        90.1          89.1
Securities segregated for the future redemption of redeemable preferred stock
   of a subsidiary............................................................................        38.4          36.2
Cash segregated for the retirement of subordinated debentures of a subsidiary.................        15.0          24.2
Other assets..................................................................................        154.1        126.0
                                                                                                 ---------    ---------

           Total assets.......................................................................   $17,009.1     $10,811.9
                                                                                                 =========     =========











                            (continued on next page)



               The accompanying   notes  are  an   integral   part  of  the
                        consolidated financial statements.

                                         CONSECO, INC. AND SUBSIDIARIES

                                      CONSOLIDATED BALANCE SHEET, continued
                                               (Dollars in millions)

                                       LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                                               September 30,   December 31,
                                                                                                   1995            1994
                                                                                                   ----            ----
                                                                                                (unaudited)      (audited)
Liabilities:
   Insurance liabilities......................................................................   $13,335.3     $ 8,537.4
   Income tax liabilities.....................................................................        28.4          -
   Investment borrowings......................................................................       181.2          -
   Other liabilities..........................................................................       383.1         318.0
   Liabilities related to separate accounts...................................................       216.8          84.9
   Notes payable of Conseco...................................................................       920.8         191.8
   Notes payable of Partnership II entities, not direct obligations of Conseco................       308.5         331.1
   Notes payable of Bankers Life Holding Corporation, not direct obligations of Conseco.......       272.6         280.0
                                                                                                 ---------     ---------

           Total liabilities..................................................................    15,646.7       9,743.2
                                                                                                 ---------     ---------

Minority interest.............................................................................       356.7         321.7
                                                                                                 ----------    ---------

Shareholders' equity:
   Preferred stock............................................................................       283.5         283.5
   Common stock and additional paid-in capital, no par value,
     500,000,000 shares authorized, shares outstanding:
     1995 - 20,233,840; 1994 - 22,184,850.....................................................       154.8         165.8
   Unrealized appreciation (depreciation) of securities (net of applicable
     deferred income taxes: 1995 - $34.9; 1994 - $(65.9)).....................................        56.7        (139.7)
   Retained earnings..........................................................................       510.7         437.4
                                                                                                 ---------     ---------

           Total shareholders' equity.........................................................      1,005.7        747.0
                                                                                                 ----------    ---------

           Total liabilities and shareholders' equity.........................................   $17,009.1     $10,811.9
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

                                    CONSECO, INC. AND SUBSIDIARIES



                                  CONSOLIDATED STATEMENT OF OPERATIONS
                              (Dollars in millions, except per share data)
                                              (unaudited)


                                                                     Three months ended          Nine months ended
                                                                        September 30,               September 30,
                                                                     ------------------          ------------------
                                                                   1995            1994         1995            1994
                                                                   ----            ----         ----            ----
Revenues:
   Insurance policy income....................................     $373.1         $320.2      $1,103.3       $  954.2
   Investment activity:
         Net investment income................................      293.6           71.1         850.5          213.0
      Net trading income (losses).............................       (3.2)          (1.2)          2.8           (3.6)
      Net realized gains (losses).............................        3.3           (5.8)         77.8          (17.4)
   Fee revenue................................................        8.0           14.4          23.6           42.5
   Equity in earnings of CCP Insurance, Inc...................        -              5.0           -             22.2
   Equity in earnings of Western National Corporation.........        -              7.5           -             38.9
   Restructuring income ......................................        -              -             -             65.3
   Other income...............................................        1.9           12.7           8.1           12.9
                                                                   ------         ------      --------       --------

         Total revenues.......................................      676.7          423.9       2,066.1        1,328.0
                                                                   ------         ------      --------       --------

Benefits and expenses:
   Insurance policy benefits..................................      268.7          223.8         814.8          680.1
   Change in future policy benefits...........................       15.2           11.7          28.4           31.5
   Interest expense on annuities and financial products.......      150.3           19.1         432.8           51.9
   Interest expense on notes payable..........................       31.5           12.2          83.9           37.4
   Interest expense on investment borrowings..................        5.7            1.3          19.2            6.2
   Amortization related to operations.........................       53.8           32.8         158.3           95.3
   Amortization related to realized gains and losses..........        1.2           (1.7)         44.6           (2.6)
   Other operating costs and expenses.........................       66.7           46.5         198.2          152.4
                                                                   ------         ------      --------       --------

         Total benefits and expenses..........................      593.1          345.7       1,780.2        1,052.2
                                                                   ------         ------      --------       --------

         Income before income taxes, minority
            interest and extraordinary charge.................       83.6           78.2         285.9          275.8

Income tax expense............................................       21.1           26.8          34.3           85.1
                                                                   ------         ------      --------       --------

         Income before minority interest and
            extraordinary charge .............................       62.5           51.4         251.6          190.7

Minority interest.............................................       19.0           15.6          83.8           38.2
                                                                   ------         ------      ---------      --------

         Income before extraordinary charge...................       43.5           35.8         167.8          152.5

Extraordinary charge on extinguishment of debt,
   net of taxes and minority interest.........................         -             -              -             2.4
                                                                   ------         ------      ---------      --------


                            (continued on next page)








          The accompanying  notes are an integral part of the consolidated financial statements.

                               CONSECO, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENT OF OPERATIONS, continued
                         (Dollars in millions, except per share data)
                                         (unaudited)

                                                                     Three months ended            Nine months ended
                                                                          September 30,              September 30,
                                                                     -------------------          -------------------
                                                                     1995          1994           1995           1994
                                                                     ----          ----           ----           ----
         Net income...........................................         43.5         35.8          167.8         150.1

Less preferred stock dividends................................          4.6          4.7           13.8          14.0
                                                                      -----        -----         ------        ------

         Net income applicable to common stock................        $38.9        $31.1         $154.0        $136.1
                                                                      =====        =====         ======        ======

Earnings per common share and common equivalent share:
   Primary:
      Weighted average shares outstanding.....................   21,399,000   25,740,000     21,517,000    26,850,000
      Net income before extraordinary charge..................        $1.82        $1.21          $7.16         $5.16
      Extraordinary charge....................................          -            -              -            (.09)
                                                                   --------      -------         ------        ------

         Net income...........................................        $1.82        $1.21          $7.16         $5.07
                                                                      =====      =======         ======         =====

   Fully diluted:
      Weighted average shares outstanding.....................   25,863,000   30,249,000     26,028,000    31,360,000
      Net income before extraordinary charge..................        $1.68        $1.18          $6.45         $4.87
      Extraordinary charge....................................          -            -              -            (.08)
                                                                   --------      -------        -------        ------

         Net income...........................................        $1.68        $1.18          $6.45         $4.79
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

                               CONSECO, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                    (Dollars in millions)
                                          (unaudited)

                                                                                           Nine months ended
                                                                                              September 30,
                                                                                           -----------------
                                                                                           1995         1994
                                                                                           ----         ----
Preferred stock:
   Balance, beginning and end of period..............................................  $   283.5       $ 287.5
                                                                                       =========       =======

Common stock and additional paid-in capital:
   Balance, beginning of period......................................................  $   165.8       $ 102.8
      Amounts related to stock options and employee benefit plans....................        3.8          18.6
      Tax benefit related to issuance of shares under employee benefit plans.........         .2          67.8
      Cost of shares acquired charged to common stock and additional
         paid-in capital.............................................................      (15.0)        (17.1)
                                                                                       ---------       -------

   Balance, end of period............................................................  $   154.8       $ 172.1
                                                                                       =========       =======

Unrealized appreciation (depreciation) of securities:
   Balance, beginning of period......................................................  $  (139.7)     $   97.5
      Change in unrealized appreciation (depreciation)...............................      196.4        (301.1)
                                                                                      ----------       -------

   Balance, end of period............................................................ $     56.7       $(203.6)
                                                                                      ==========       =======

Retained earnings:
   Balance, beginning of period......................................................  $   437.4       $ 654.8
      Net income ....................................................................      167.8         150.1
      Cost of shares acquired charged to retained earnings...........................      (77.4)       (250.7)
      Dividends on common stock......................................................       (3.3)         (9.4)
      Dividends on preferred stock...................................................      (13.8)        (14.0)
                                                                                     -----------       -------

   Balance, end of period............................................................  $   510.7       $ 530.8
                                                                                       =========       =======

         Total shareholders' equity..................................................   $1,005.7       $ 786.8
                                                                                        ========       =======






















   The  accompanying  notes are an integral part of the  consolidated financial statements.


                         CONSECO, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                              (Dollars in millions)
                                   (unaudited)
                                                                                             Nine months ended
                                                                                                September 30,
                                                                                           ---------------------
                                                                                           1995             1994
                                                                                           ----             ----
Cash flows from operating activities:
  Net income ...................................................................        $    167.8        $ 150.1
  Adjustments to reconcile net income to net cash provided by operating activities:
     Amortization and depreciation .............................................             209.6           98.5
     Income taxes ..............................................................             (66.4)         (11.5)
     Insurance liabilities .....................................................             (12.7)          41.1
     Interest credited to insurance liabilities ................................             432.8           51.9
     Fees charged to insurance liabilities .....................................             (81.3)         (26.6)
     Accrual and amortization of investment income .............................             (78.5)         (15.1)
     Deferral of cost of policies produced .....................................            (215.1)        (101.6)
     Restructuring income ......................................................              --            (65.3)
     Equity in undistributed earnings of Western National Corporation ..........              --            (36.9)
     Equity in undistributed earnings of CCP Insurance, Inc. ...................              --            (21.5)
     Trading account securities ................................................              --             18.9
     Minority interest .........................................................              69.7           30.6
     Extraordinary charge on extinguishment of debt ............................              --              2.4
     Realized gains (losses) and trading income (losses) .......................             (80.6)          21.0
     Other .....................................................................              (3.5)         (36.5)
                                                                                          --------         ------

           Net cash provided by operating activities ...........................             341.8           99.5
                                                                                          --------         ------
Cash flows from investing activities:
  Sales of investments .........................................................           3,427.4          720.3
  Maturities and redemptions ...................................................             319.8           96.5
  Purchases of investments .....................................................          (4,351.7)      (1,198.7)
  Purchase of additional shares of Bankers Life Holding Corporation ............            (262.4)           --
  Purchase of additional shares of CCP Insurance, Inc. .........................            (281.8)           --
  Purchase of additional shares of subsidiaries' common stock by subsidiaries ..             (70.2)         (33.2)
  Cash received from reinsurance recapture .....................................              --            158.8
  Purchase of American Life Group, Inc. ........................................              --           (215.3)
  Cash held by CCP Insurance, Inc. before consolidation at January 1, 1995 .....             123.0            --
  Cash held by Western National Corporation before deconsolidation
     and the settlement of intercompany balances ...............................              --           (352.5)
  Proceeds from sale of shares of Western National Corporation and related
     transactions ..............................................................              --            537.9
  Other ........................................................................             (5.3)           (8.1)
                                                                                           ------       ---------

           Net cash used by investing activities ...............................         (1,101.2)        (294.3)
                                                                                          -------       --------

Cash flows from financing activities:
  Issuance of capital stock ....................................................               .8            16.4
  Issuance of equity interests in subsidiaries .................................              --             67.6
  Issuance of notes payable of Conseco, net ....................................            770.2            62.6
  Issuance of debt of subsidiaries, net - not direct obligations of Conseco ....              --            306.3
  Payments on notes payable of Conseco .........................................           (294.0)         (220.3)
  Payments on notes payable of subsidiaries - not direct obligations of Conseco             (31.0)          (66.5)
  Payments to repurchase equity securities of Conseco ..........................            (92.4)         (267.8)
  Investment borrowings ........................................................            181.2           (55.5)
  Deposits to insurance liabilities ............................................          1,378.0           268.2
  Withdrawals from insurance liabilities .......................................         (1,223.7)         (134.0)
  Dividends paid ...............................................................            (19.6)          (23.4)
                                                                                         --------       ---------

           Net cash provided (used) by financing activities ....................            669.5          (46.4)
                                                                                         --------       --------

           Net decrease in short-term investments ..............................            (89.9)        (241.2)

Short-term investments, beginning of period ....................................            295.4          666.4
                                                                                          -------        -------

Short-term investments, end of period ..........................................          $ 205.5        $ 425.2
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

     BASIS OF PRESENTATION

     Our unaudited consolidated financial statements as of and for the periods ended September 30, 1995 and 1994, reflect all adjustments, consisting only of normal recurring items, which are necessary to present fairly Conseco's financial position and results of operations on a basis consistent with that of our prior audited consolidated financial statements. We have reclassified certain amounts from the prior period to conform to the 1995 presentation.

     Consolidation issues. As described below under "Acquisition of CCP Insurance, Inc," we acquired all of the common stock of CCP Insurance, Inc. ("CCP") that we did not previously own in August 1995. Accordingly, CCP is now a wholly owned subsidiary of Conseco and its accounts are consolidated with Conseco. The consolidated statement of operations for periods in 1995 prior to the acquisition have been restated to reflect the operations of CCP on a consolidated basis. Such restatement has no effect on the net income or shareholders' equity we report.

     Prior to its initial public offering ("IPO") on February 15, 1994, Western National Corporation ("WNC") was a wholly owned subsidiary of Conseco. We sold 60 percent of our equity interest in WNC in the IPO. After the IPO, we no longer had unilateral control of WNC and we ceased including the accounts of WNC in our consolidated financial statements. We sold our remaining 40 percent interest in WNC on December 23, 1994. Therefore, we had no earnings from WNC in the first nine months of 1995 and our equity in earnings of WNC in the first nine months of 1994 reflected: (i) all of WNC's earnings for the period through February 15, 1994; and (ii) 40 percent of WNC's earnings for the period from February 15, 1994, through September 30, 1994.

     Conseco Capital Partners II, L.P. ("Partnership II") acquired American Life Group, Inc. ("AGP," formerly the Statesman Group, Inc. prior to its name change in August 1995) on September 29, 1994 (the "Acquisition"). After the Acquisition, Partnership II owns 80 percent of the outstanding shares of AGP's common stock. Because Conseco Partnership Management, Inc., a wholly owned subsidiary of Conseco, is the sole general partner of Partnership II, Conseco controls Partnership II and AGP, even though its ownership interest is less than 50 percent. Because of this control, Conseco's consolidated financial statements are required to include the accounts of Partnership II and AGP. Immediately after the Acquisition, Conseco, through its direct investment and through its equity interests in the investments made by Bankers Life Holding Corporation ("BLH"), CCP and WNC, had a 27 percent ownership interest in AGP. At September 30, 1995, Conseco's ownership interest in AGP had increased to 34 percent as the net result of changes in our ownership percentage in BLH and CCP, partially offset by: (i) the sale of Conseco's 40 percent equity interest in WNC on December 23, 1994; and (ii) the sale of a portion of CCP's investment in AGP to an unaffiliated company. We accounted for the Acquisition of AGP using the purchase method of accounting. Under purchase accounting, we allocated the total purchase cost of AGP to the assets and liabilities acquired based on their fair values, with the excess of the total purchase cost over the fair value of the net assets acquired recorded as goodwill.

     ADJUSTMENT TO ACTIVELY MANAGED FIXED MATURITIES

     We classify fixed maturity investments into three categories: "actively managed" (which are carried at estimated fair value), "trading account" (which are carried at estimated fair value) and "held to maturity" (which are carried at amortized cost). We did not classify any fixed maturity investments in the trading account or held to maturity categories at September 30, 1995.

                              CONSECO, INC. AND SUBSIDIARIES


     Adjustments to carry actively managed fixed maturity investments at fair value have no effect on our earnings. We record them, net of tax and other adjustments, as an adjustment to shareholders' equity. The following table summarizes the effect of these adjustments on Conseco's actively managed fixed maturities as of September 30, 1995.

                                                                                       Effect of fair value
                                                                             Balance      adjustment to
                                                                             before      actively managed      Reported
                                                                           adjustment    fixed maturities       amount
                                                                           ----------    ----------------       ------
                                                                                       (Dollars in millions)

Actively managed fixed maturities........................................  $12,109.7          $393.6          $12,503.3
Cost of policies purchased...............................................    1,315.1          (116.7)           1,198.4
Cost of policies produced................................................      384.6           (16.6)             368.0
Income tax liabilities...................................................      (62.9)           91.3               28.4
Minority interest........................................................      248.0           108.7              356.7
Unrealized appreciation (depreciation) of securities.....................       (3.6)           60.3               56.7

    ACQUISITION OF CCP INSURANCE, INC.

    In August 1995, we completed the purchase of all of the shares of common stock of CCP we did not previously own. A total of 11.8 million shares were purchased for $273.9 million in a transaction pursuant to which CCP was merged with Conseco, with Conseco being the surviving corporation. The merger and related transactions are referred to herein as the "CCP Merger." Income tax expense was reduced by $8.4 million in the third quarter of 1995 as a result of the release of deferred income taxes previously accrued on income related to CCP. Such deferred tax is no longer required because the CCP Merger was completed without incurring additional tax.

    We funded the CCP Merger (including the repayment of our existing $251.0 million revolving credit facility ) with available cash and borrowings from a new $600.0 million credit facility (the "Credit Agreement"). The sources and uses of the financing to complete the CCP Merger are summarized below (dollars in millions):

               Sources of funds:
                  Credit Agreement..................................................  $530.0
                  Cash on hand......................................................     9.7
                                                                                      ------
                     Total sources..................................................  $539.7
                                                                                      ======
               Uses of funds:
                  Purchase of all common equity interest in CCP
                     not owned by Conseco...........................................  $273.9
                  Settlement of outstanding stock options of CCP....................     5.4
                  Repayment of revolving credit facility of Conseco.................   251.0
                  Debt issuance and other transaction costs.........................     9.4
                                                                                      ------

                     Total uses.....................................................  $539.7
                                                                                      ======

    The Credit Agreement has two tranches. One tranche permits maximum principal borrowings of $350.0 million ("Tranche A") and the other tranche permits maximum principal borrowings of $250.0 million ("Tranche B"). On the CCP Merger date, we borrowed $280.0 million under Tranche A and $250.0 million under Tranche B.

                                 CONSECO, INC. AND SUBSIDIARIES


    Tranche A and Tranche B borrowings bear interest based on either an offshore rate or a base rate. Offshore rates are equal to the reserve adjusted Interbank Offered Rate plus an applicable margin based on: (i) our aggregate outstanding bank debt; and (ii) the rating of our senior notes by Moody's and Standard & Poor's. Such margin varies from .75 percent to 1.75 percent. Base rates are equal to the bank's reference rate plus the offshore rate margin less 1.25 percent (provided such margin is not less than zero). The interest rate on Tranche A and Tranche B borrowings was 7.5 percent on September 30, 1995.

    The principal amounts are payable according to the following schedule (dollars in millions):

                                                      Tranche A              Tranche B
                                                      ---------              ---------
                  1998                                 $ 10.0                $    -
                  1999                                   65.0                  250.0 (a)
                  2000                                   65.0                     -
                  2001                                  140.0                     -
                                                       ------                 ------

                       Total principal amounts         $280.0                 $250.0
                                                       ======                 ======

       (a) The repayment date can be extended for an additional year on each extension date to the year 2001 subject to defined conditions.

       Mandatory prepayments are required as follows: (i) from 50 percent of excess cash flow (the excess of amounts that may be payable to the parent company from subsidiaries over dividends, expenses and other cash payments of the parent company) commencing for the year 1997; (ii) upon the sale or disposition of any significant assets other than in the ordinary course of business; and (iii) upon the sale or issuance of debt or equity securities of Conseco or any of its subsidiaries. The Credit Agreement is secured by, among other things, pledges of: (i) the capital stock of Conseco's wholly owned subsidiaries; and (ii) the capital stock of BLH owned by Conseco.

       We were required to use step-basis accounting when we acquired the shares of CCP common stock in the CCP Merger and our previous acquisition. As a result, the assets and liabilities of CCP included in our September 30, 1995, consolidated balance sheet represent the following combination of values: (i) the portion of CCP's net assets acquired by Conseco in the initial acquisitions of CCP's subsidiaries made by Conseco Capital Partners, L.P. is valued as of those respective acquisition dates; and (ii) the portion of CCP's net assets acquired in the CCP Merger is valued as of August 31, 1995.

       The effect of the CCP Merger on the consolidated balance sheet as of the CCP Merger date was as follows (dollars in millions):

                   Fixed maturities........................................      $ 4,051.3
                   Mortgage loans..........................................          230.6
                   Credit-tenant loans.....................................          155.8
                   Investment in CCP.......................................         (266.1)
                   Policy loans............................................          136.7
                   Short-term investments..................................          200.1
                   Other investments.......................................           20.0
                   Accrued investment income...............................           73.2
                   Cost of policies purchased..............................          312.2
                   Cost of policies produced...............................           62.8
                   Goodwill................................................          112.4
                   Income taxes............................................          (80.0)
                   Insurance liabilities...................................       (4,379.0)
                   Investment borrowings...................................         (219.6)
                   Notes payable...........................................         (213.7)
                   Minority interest.......................................           53.8
                   Other...................................................           31.3
                                                                                 ---------

                      Cash used to acquire shares of CCP...................      $   281.8
                                                                                 =========

                         CONSECO, INC. AND SUBSIDIARIES

       BANKERS LIFE HOLDING CORPORATION

       On June 28, 1995, we completed the program to acquire additional shares of BLH common stock. A total of 12.8 million shares were purchased for $262.4 million in open market and negotiated transactions during 1995. The shares purchased represented 24 percent of the then outstanding shares of BLH common stock increasing our ownership of BLH to 82 percent (85 percent including shares of BLH owned by CCP) as of June 30, 1995. We funded the acquisition with available cash, proceeds from our revolving credit agreements and a $32.0 million loan from CCP. Income tax expense was reduced by $66.5 million in the second quarter of 1995 as a result of the release of deferred income taxes previously accrued on income related to BLH. Such deferred tax is no longer required since we are permitted to file a consolidated tax return with BLH and the income this tax relates to can be distributed to Conseco without the payment of tax. In addition, in August 1995, BLH expanded its previously announced common share repurchase program from two million to five million shares. During the third quarter of 1995, BLH repurchased 1.4 million shares of its common stock under this program at a cost of $25.8 million, increasing our ownership interest in BLH to 87 percent as of September 30, 1995.

       We were required to use step-basis accounting for the acquisition of additional shares of BLH common stock in 1995 and for previous acquisitions. As a result, the assets and liabilities of BLH included in our September 30, 1995, consolidated balance sheet represent the following combination of values: (i) the portion of BLH's net assets acquired by Conseco in the November 1992 acquisition is valued as of that acquisition date; (ii) the portion of BLH's net assets acquired in September 1993 is valued as of that date; (iii) the portion of BLH's net assets acquired during 1995 is valued as of the date of their purchase (for accounting convenience June 30, 1995, has been used); and (iv) the portion of BLH's net assets owned by minority interests is valued based on a combination of (i) and the historical bases of the net assets acquired in the initial acquisition in 1992.

       The acquisition of additional shares of BLH common stock by Conseco and share repurchases by BLH in 1995 had the following effects on Conseco's consolidated balance sheet accounts as of the acquisition dates (dollars in millions):


                                                                                    Acquisition by
                                                                                 --------------------
                                                                                 BLH          Conseco        Total
                                                                                 ---          -------        -----
Cost of policies purchased...............................................      $ 9.7          $189.9         $ 199.6
Cost of policies produced  ..............................................       (5.4)          (99.1)         (104.5)
Goodwill.................................................................        6.9            76.9            83.8
Insurance liabilities....................................................       (1.4)          (24.5)          (25.9)
Income taxes.............................................................       (1.2)          (23.1)          (24.3)
Other....................................................................        -              (1.8)           (1.8)
Minority interest .......................................................       17.2           144.1           161.3
                                                                              ------           -----         -------

Cash used................................................................      $25.8          $262.4          $288.2
                                                                               =====          ======          ======

                         CONSECO, INC. AND SUBSIDIARIES


     PRO FORMA DATA

     The pro forma data are presented as if the following transactions had all occurred on January 1, 1994: (i) the CCP Merger; (ii) the acquisition of additional shares of BLH common stock in 1995; (iii) the acquisition of AGP by Partnership II; (iv) the IPO of WNC; and (v) the sale by Conseco of its remaining 40 percent equity interest in WNC.

                                                                                                 Nine months ended
                                                                                                    September 30,
                                                                                               ---------------------
                                                                                               1995             1994(a)
                                                                                               ----             ----
                                                                                                 (Dollars in millions,
                                                                                                 except per share data)
Revenues..................................................................................   $2,062.1          $1,852.2
Income before extraordinary charge........................................................       97.4             104.3
Income before extraordinary charge per common share:
    Primary...............................................................................       3.89              4.27
    Fully diluted.........................................................................       3.75              4.08

(a) Excluded from revenues, income before extraordinary charge, income before extraordinary charge per primary common share and income before extraordinary charge per fully diluted common share are amounts related to the IPO of WNC of $65.3 million, $42.4 million, $2.01 and $1.65, respectively.

     CHANGES IN NOTES PAYABLE

     Notes payable of Conseco

     Notes payable issued to finance the CCP Merger are described above under "Acquisition of CCP Insurance, Inc." In connection with the CCP Merger, the senior notes of CCP due in 2004 were effectively converted into direct obligations of Conseco. The senior notes bear interest at 10.5 percent payable semi-annually, are unsecured and rank pari passu with all other unsecured and unsubordinated debt of Conseco. The notes are not redeemable prior to maturity and are publicly traded on the New York Stock Exchange.

     Notes payable of Partnership II entities (not direct obligations of Conseco).

     During March 1995, AGP made a scheduled $15.0 million principal payment on its senior term loan. The interest rates on this loan at September 30, 1995, were 8.13 percent for the $115.0 million borrowed under Tranche A and 8.63 percent for the $40.0 million borrowed under Tranche B.

     During the nine months ended September 30, 1995, $9.2 million principal amount of AGP's debentures was converted and retired. Cash to pay holders of the convertible debentures that remain outstanding was being held in escrow at September 30, 1995.

     Notes payable of BLH (not direct obligations of Conseco)

     During April 1995, BLH made a scheduled $16.0 million principal payment on its senior term loan. The interest rate on this loan was 8.07 percent at September 30, 1995.

     CHANGES IN CAPITAL STOCK

     We repurchased 2.0 million shares of our common stock during the first nine months of 1995 as part of our previously announced stock repurchase program. The total cost of shares repurchased during the first nine months of 1995 of $92.4 million was allocated to shareholders' equity accounts as follows: (i) $15.0 million to common stock and additional paid-in capital (such allocation was based on the average common stock and paid-in capital balance per share); and
(ii) $77.4 million to retained earnings. In April 1995, we terminated our common stock repurchase program.

                             CONSECO, INC. AND SUBSIDIARIES



     During the first nine months of 1995, we issued 67,410 shares of common stock upon the exercise of stock options. Proceeds from the exercise of options of $.7 million and the related tax benefit of $.2 million were added to common stock and additional paid-in capital.

     During the first nine months of 1995, we issued 4,080 shares of common stock to employee benefit plans. Additionally, we added $3.1 million to common stock and additional paid-in capital related to employee benefit plans.

     REINSURANCE

     The cost of reinsurance ceded for policies containing mortality or morbidity risks totaled $43.1 million and $17.9 million in the first nine months of 1995 and 1994, respectively. We deducted this cost from insurance policy income. Reinsurance recoveries netted against insurance policy benefits totaled $40.6 million and $15.0 million in the first nine months of 1995 and 1994, respectively.

     Certain annuity policies that were sold by WNC, and subsequently ceded to CCP through a reinsurance agreement, with an accumulated account balance of approximately $72 million at September 30, 1995, are subject to a provision whereby they may be recaptured by WNC. WNC informed the Company in February 1995 that it wished to exercise its option to recapture these policies. This recapture will transpire upon the establishment of a mutually agreed upon value for the business.

     CHANGES IN MINORITY INTEREST

     Changes during 1995 reflect: (i) the acquisition of 14.2 million shares of BLH common stock directly by Conseco and through share repurchases by BLH (described above under "Bankers Life Holding Corporation"); (ii) the CCP Merger (described above under "Acquisition of CCP Insurance, Inc."); and (iii) the effect of (i) and (ii) on our ownership of AGP and BLH. Minority interest at September 30, 1995, included: (i) $77.1 million interest in the common stock of BLH; (ii) $99.0 million interest in the redeemable preferred stock of a subsidiary of AGP; (iii) $11.3 million interest in preferred stock of AGP; (iv) $169.3 million interest in Partnership II and the common stock of AGP and its subsidiaries.

     Changes in minority interest during the first nine months of 1995 and 1994 are summarized below:

                                                                                                   1995          1994
                                                                                                   ----          ----
                                                                                                     (Dollars in millions)
Minority interest, beginning of period...........................................................  $321.7        $223.8
    Consolidation of CCP, effective January 1, 1995..............................................   191.2           -
    Changes in investments made by minority shareholders:
       Purchase of BLH common stock by Conseco...................................................  (144.1)          -
       Repurchase by BLH of its common stock.....................................................   (17.2)        (33.2)
       Repurchase by CCP of its common stock.....................................................   (44.6)          -
       Purchase of CCP common stock by Conseco in the CCP Merger.................................  (241.7)          -
       Conseco's additional ownership interests in BLH and AGP
          as a result of the CCP Merger..........................................................   (53.8)          -
       Preferred stock of a subsidiary of AGP outstanding at the Acquisition date................     -            99.0
       Investment in AGP PIK Preferred Stock.....................................................     -            31.1
       Investment in Partnership II for the acquisition of AGP...................................     -            36.0
    Minority  interests'  equity in the  change  in  financial  position  of the
     Company's subsidiaries:
       Net income................................................................................    83.8          38.2
       Unrealized appreciation (depreciation) of securities .....................................   275.4         (43.4)
       Dividends.................................................................................   (14.0)        (10.5)
                                                                                                   ------     ---------

Minority interest, end of period ................................................................  $356.7        $341.0
                                                                                                   ======        ======

     SUBSEQUENT EVENT

     On October 19, 1995, AGP announced that, due to unfavorable market conditions, it had withdrawn the previously announced initial public offering of 15 million shares of its common stock.

                        CONSECO, INC. AND SUBSIDIARIES



     INCOME TAX

     Income tax expense for the nine months ended September 30, 1995, differed from that computed at the applicable federal statutory rate (35 percent) primarily because income tax expense was reduced as a result of the release of deferred income taxes as discussed above under "Acquisition of CCP Insurance, Inc." and "Bankers Life Holding Corporation."

                        CONSECO, INC. AND SUBSIDIARIES




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

                            CONSECO, INC. AND SUBSIDIARIES

     The following table shows the sources of Conseco's net income (after taxes and minority interest) for the three and nine months ended September 30, 1995 and 1994:

                                                                        Three months ended      Nine months ended
                                                                           September 30,           September 30,
                                                                         -----------------      ------------------
                                                                         1995         1994      1995          1994
                                                                         ----         ----      ----          ----
                                                                                   (Dollars in millions)
Operations of life insurance companies:
    BLH:
      Operating earnings .............................................  $23.3         $20.8     $ 54.4         $ 51.4
      Net trading income (losses).....................................    (.2)          -           .9            (.4)
      Net realized gains (losses)....................................      .5           (.5)       2.1           (2.4)
                                                                      -------        ------     ------         ------
         Net income...................................................   23.6          20.3       57.4           48.6
                                                                        -----        ------     ------         ------

    CCP:
      Operating earnings .............................................   11.7           5.0       23.7           20.1
      Net trading income (losses).....................................    (.4)          -           .7            -
      Net realized gains (losses).....................................    (.4)          (.4)        .9             .5
      Extraordinary charge............................................      -           -          -              (.5)
                                                                      --------       ------     ------         ------
         Net income...................................................   10.9           4.6       25.3           20.1
                                                                       ------        ------     ------         ------

    Wholly Owned Insurance Subsidiaries (excluding CCP):
      Operating earnings .............................................    3.2           5.1       11.0           15.8
      Net trading losses..............................................    (.6)          (.5)      (1.2)           (.4)
      Net realized losses.............................................    (.3)         (1.3)      (1.1)          (7.0)
                                                                       ------        ------     ------         ------
         Net income...................................................    2.3           3.3        8.7            8.4
                                                                       ------        ------     ------         ------

    AGP:
      Operating earnings..............................................    2.9           -          7.9            -
      Net trading income..............................................     -            -           .1            -
      Net realized gains..............................................    1.0           -          3.9            -
                                                                       ------        ------     ------         ------
         Net income...................................................    3.9           -         11.9            -
                                                                       ------        ------     ------         ------

    WNC:
      Operating earnings .............................................     -            8.7        -             35.0
      Net trading income..............................................     -            -          -              2.6
      Net realized losses.............................................     -           (1.7)       -              (.1)
                                                                      -------        ------     ------         ------
         Net income...................................................     -            7.0        -             37.5
                                                                      -------        ------     ------         ------

Total from operations of life insurance companies:
    Operating earnings ...............................................   41.1          39.6       97.0          122.3
    Net trading income (losses).......................................   (1.2)          (.5)        .5            1.8
    Net realized gains (losses).......................................     .8          (3.9)       5.8           (9.0)
    Extraordinary charge..............................................     -            -          -              (.5)
                                                                      -------        ------     ------         ------
      Net income  ....................................................   40.7          35.2      103.3          114.6
                                                                       ------        ------     ------         ------

Services provided for fees:
    Services provided for fees........................................    5.5           5.7       17.3           17.5
    AGP fees related to the Acquisition...............................     -            2.5        -              2.5
                                                                      -------        ------     ------        -------
      Net income......................................................    5.5           8.2       17.3           20.0
                                                                      -------        ------     ------        -------

Restructuring income..................................................    8.4           -         74.9           42.4
                                                                      -------        ------     ------        -------

Corporate and other:
    Interest expense on notes payable.................................   (9.5)         (4.4)     (18.2)         (13.4)
    Operating expenses, net of revenues ..............................     -           (2.5)      (6.8)         (10.7)
    Net trading losses................................................    (.8)          (.3)      (1.0)          (1.2)
    Net realized gains (losses).......................................    (.8)          (.4)      (1.7)            .3
    Extraordinary charge..............................................     -            -          -             (1.9)
                                                                       ------        ------     ------        -------
      Net loss........................................................  (11.1)         (7.6)     (27.7)         (26.9)
                                                                       ------        ------     ------        -------

Consolidated earnings:
    Operating earnings ...............................................   37.1          40.9       89.3          118.2
    Net trading income (losses).......................................   (2.0)          (.8)       (.4)            .6
    Net realized gains (losses).......................................     -           (4.3)       4.0           (8.7)
    Restructuring income .............................................    8.4           -         74.9           42.4
    Extraordinary charge..............................................     -            -          -             (2.4)
                                                                        -----         -----     ------         ------
      Net income......................................................  $43.5         $35.8     $167.8         $150.1
                                                                        =====         =====     ======         ======

                         CONSECO, INC. AND SUBSIDIARIES

     The following table shows the source of Conseco's fully diluted earnings per share for the three and nine months ended September 30, 1995 and 1994.


                                                                        Three months ended         Nine months ended
                                                                           September 30,             September 30,
                                                                         -----------------         ------------------
                                                                         1995         1994         1995          1994
                                                                         ----         ----         ----          ----
Operations of life insurance companies:
    BLH:
      Operating earnings ............................................   $ .90        $  .69        $2.09        $ 1.63
      Net trading income (losses)....................................    (.01)          -            .04          (.01)
      Net realized gains (losses)....................................     .02          (.02)         .08          (.07)
                                                                       ------         -----        -----        ------
        Net income...................................................     .91           .67         2.21          1.55
                                                                       ------         -----        -----        ------

    CCP:
      Operating earnings ............................................     .45           .16          .91           .64
      Net trading income (losses)....................................    (.02)         -             .02          -
      Net realized gains (losses)....................................    (.01)         (.01)         .04           .02
      Extraordinary charge...........................................     -             -             -           (.02)
                                                                      -------         -----        -----        ------
        Net income...................................................     .42           .15          .97           .64
                                                                      -------         -----        -----        ------

    Wholly Owned Insurance Subsidiaries (excluding CCP):
      Operating earnings ............................................     .13           .17          .42           .50
      Net trading losses.............................................    (.02)         (.01)        (.04)         -
      Net realized losses............................................    (.02)         (.05)        (.05)         (.23)
                                                                       ------         -----        -----        ------
        Net income...................................................     .09           .11          .33           .27
                                                                       ------         -----        -----        ------

    AGP:
      Operating earnings.............................................     .11           -            .31           -
      Net trading income.............................................      -            -             -            -
      Net realized gains.............................................     .04           -            .15           -
                                                                       ------        ------      -------        ------
        Net income...................................................     .15           -            .46           -
                                                                       ------        ------      -------        ------

    WNC:
      Operating earnings ............................................      -            .29           -           1.13
      Net trading income.............................................      -            -             -            .07
      Net realized losses............................................      -           (.06)          -            -
                                                                       ------        ------      -------        ------
        Net income...................................................      -            .23           -           1.20
                                                                       ------        -------     -------        ------

Total from operations of life insurance companies:
    Operating earnings ..............................................    1.59          1.31         3.73          3.90
    Net trading income (losses)......................................    (.05)         (.01)         .02           .06
    Net realized gains (losses)......................................     .03          (.14)         .22          (.28)
    Extraordinary charge.............................................     -             -            -            (.02)
                                                                       ------        ------      -------        ------
      Net income.....................................................    1.57          1.16         3.97          3.66
                                                                       ------        ------      -------        ------

Services provided for fees:
    Services provided for fees.......................................     .21           .19          .67           .56
    AGP fees related to the Acquisition..............................     -             .08          -             .08
                                                                       ------        ------      -------        ------
      Net income.....................................................     .21           .27          .67           .64
                                                                       ------        ------      -------        ------

Restructuring income.................................................     .33           -           2.88          1.35
                                                                       ------        ------      -------        ------

Corporate and other:
    Interest expense on notes payable................................    (.37)         (.15)        (.70)         (.43)
    Operating expenses, net of revenues .............................      -           (.08)        (.26)         (.34)
    Net trading losses...............................................    (.03)         (.01)        (.04)         (.04)
    Net realized gains (losses)......................................    (.03)         (.01)        (.07)          .01
    Extraordinary charge.............................................     -             -             -           (.06)
                                                                       ------        ------      -------        ------
      Net loss ...................................................       (.43)         (.25)       (1.07)         (.86)
                                                                       ------        ------      -------        ------

Consolidated earnings:
    Operating earnings ..............................................    1.43          1.35         3.44          3.77
    Net trading income (losses)......................................    (.08)         (.02)        (.02)          .02
    Net realized gains (losses)......................................      -           (.15)         .15          (.27)
    Restructuring income.............................................     .33           -           2.88          1.35
    Extraordinary charge.............................................      -            -             -           (.08)
                                                                       ------         -----       ------        ------
      Net income.....................................................   $1.68         $1.18        $6.45         $4.79
                                                                        =====         =====        =====         =====

                           CONSECO, INC. AND SUBSIDIARIES



     Additional Discussion of Consolidated Statement of Operations for the First Nine Months of 1995 Compared to the First Nine Months of 1994 and the Third Quarter of 1995 Compared to the Third Quarter of 1994:

     The following tables and narratives summarize amounts reported in the consolidated statement of operations. Many of the changes from period to period resulted from: (i) the acquisition of AGP on September 29, 1994; and (ii) changes in Conseco's ownership in BLH, WNC and CCP.

Operations of Life Insurance Companies:

BLH:
----

                                                                            Three months              Nine months
                                                                               ended                    ended
                                                                            September 30,             September 30,
                                                                         -----------------         ------------------
                                                                         1995         1994         1995          1994
                                                                         ----         ----         ----          ----
                                                                                        (Dollars in millions)
    Revenues:
      Insurance policy income......................................     $316.5      $306.4         $937.3       $909.9
      Investment activity:
        Net investment income .....................................       61.2        56.3          185.2        159.3
        Net trading income (losses)................................        (.4)        (.1)           2.2         (1.2)
        Net realized gains (losses)................................        1.1        (2.9)          12.0         (5.8)
      Other income.................................................         .6        12.7            3.3         12.7
    Total revenues.................................................      379.0       372.4        1,140.0      1,074.9
    Benefits and expenses:
      Insurance policy benefits and change in future policy benefits     236.4       219.3          713.6        660.9
      Interest expense on annuities and financial products.........       19.0        16.3           57.0         42.0
      Interest expense on notes payable............................        7.5         7.7           23.0         22.9
      Interest expense on investment borrowings   .................        1.0         1.0            4.4          5.3
      Amortization related to operations...........................       31.4        31.3           92.4         90.9
      Amortization related to realized gains and losses............         .1        (1.5)           6.7         (1.3)
      Other operating costs and expenses ..........................       37.7        35.7          109.3        108.8
    Income before taxes and minority interest......................       45.9        62.6          133.6        145.4
    Income tax expense.............................................       17.4        24.3           50.4         56.2
    Income before minority interest................................       28.5        38.3           83.2         89.2
    Minority interest..............................................        4.9        18.0           25.8         40.6
    Net income.....................................................       23.6        20.3           57.4         48.6

    Summarized by component,  all net of applicable expenses, taxes and minority interest:
      Operating earnings ..........................................       23.3        20.8           54.4         51.4
      Net trading income (losses)..................................        (.2)        -               .9          (.4)
      Net realized gains (losses)..................................         .5         (.5)           2.1         (2.4)
      Net income...................................................       23.6        20.3           57.4         48.6


                              CONSECO, INC. AND SUBSIDIARIES


     General. Conseco's earnings for the 1994 periods reflected a 57 percent ownership interest in BLH. During the last nine months of 1994, BLH acquired 1.8 million shares of its common stock at a cost of $35.7 million. During the third quarter of 1995, BLH acquired 1.4 million shares of its common stock at a cost of $25.8 million. During the first and second quarters of 1995, Conseco acquired
12.8 million common shares of BLH at a cost of $262.4 million. These transactions increased Conseco's average ownership interest in BLH to 60 percent for the first quarter of 1995, 65 percent for the second quarter of 1995 and 85 percent for the third quarter of 1995. All activities of BLH are included in Conseco's financial statements on a consolidated basis. However, Conseco's minority interest adjustment removes the portion of BLH's net income applicable to other owners.

     BLH participated in the investment by Partnership II in AGP. Because a subsidiary of Conseco is the sole general partner of Partnership II, Conseco controls AGP. Accordingly, Conseco accounts for its investment in AGP using the consolidation method. Conseco's ownership interest in AGP through BLH is included in the AGP segment.

     At September 30, 1995, the BLH shares owned by Conseco had a net carrying value of $906.7 million, a fair value of $837.4 million and a cost of $575.5 million.

     Insurance policy income increased as a result of increases in Medicare supplement and long-term care premiums, offset by the anticipated decrease in comprehensive major medical product premiums due to prior steps taken to improve the profitability of this product.

     Net investment income increased 8.7 percent to $61.2 million in the third quarter of 1995 from $56.3 million in the third quarter of 1994 on a 6.4 percent increase in average invested assets (amortized cost basis) to $3.3 billion in the third quarter of 1995 from $3.1 billion in the third quarter of 1994. The percentage increase in net investment income is greater than the percentage increase in average invested assets because the yield earned on average invested assets increased to 7.3 percent in the 1995 period from 7.2 percent in the 1994 period. Net investment income increased 16 percent to $185.2 million in the first nine months of 1995 from $159.3 million in the first nine months of 1994 on a 13 percent increase in average invested assets (amortized cost basis) to $3.4 billion in the 1995 periods from $3.0 billion in the 1994 period. The percentage increase in net investment income was greater than the percentage increase in average invested assets because the yield earned on average invested assets increased to 7.4 percent in the 1995 period from 7.1 percent in the 1994 period. The growth of invested assets resulted from: (i) recurring operations; and (ii) with respect to amounts for the nine month periods, the recapture on April 1, 1994, of a reinsurance treaty with assets totaling $371.0 million.

     Net realized gains (losses) often fluctuate from period to period. BLH sold $.7 billion of actively managed fixed maturities in the first nine months of 1995 compared to $.5 billion in the 1994 period which sales resulted in net realized gains of $18.0 million and trading income of $2.2 million in the 1995 period compared to net realized losses of $5.8 million and trading losses of $1.2 million in the 1994 period. Net realized gains in 1995 were net of $2.2 million writedown of certain exchange-rate linked securities as a result of foreign currency fluctuations and a $3.8 million writedown of a corporate security as a result of changes in conditions which caused BLH to conclude that a decline in the fair value of the security was other than temporary.

     Selling securities at a gain and reinvesting the proceeds at a lower yield may, absent other management action, tend to decrease future yields. However, certain factors could mitigate the adverse effect of such decreases as follows:
(i) additional amortization of the cost of policies purchased and the cost of policies produced is recognized in the same period as the gain in order to reflect reduced future yields thereby reducing such amortization in future periods (see amortization related to net realized gains (losses) below); (ii) interest rates credited to some products can be reduced thereby diminishing the effect of the yield decrease on the investment spread; and (iii) the investment portfolio grows as a result of reinvesting the realized gains.

     Other income in the 1994 periods reflects gains recognized as the result of the resolution of several contingencies during the third quarter of 1994. Additionally, several modifications were made to postretirement benefit plans resulting in a curtailment gain. Other income for the nine months ended September 30, 1994, includes $8.1 million related to these non-recurring items.

     Insurance policy benefits and change in future policy benefits reflect: (i) the higher incidence of medical provider claims in the Medicare supplement line; and (ii) the increased amount of business in force on which benefits are incurred.

     Interest expense on annuities and financial products increased 17 percent to $19.0 million in the third quarter of 1995 from $16.3 million in the third quarter of 1994. Such increase reflects an increase in annuity liabilities resulting from increased annuity deposits. This account increased 36 percent to $57.0 million in the first nine months of 1995 from $42.0 million in the first nine

                          CONSECO, INC. AND SUBSIDIARIES



months  of 1994.   Such increase  reflects an increase  in  annuity  liabilities resulting from: (i) the reinsurance  recapture transaction  described above; and
(ii) increased annuity deposits.

     Interest expense on notes payable did not change materially in the 1995 periods from the 1994 periods. Interest expense in the 1995 periods compared to the 1994 periods reflects: (i) higher weighted average interest rates on the senior term loan; offset by (ii) lower principal balances as a result of scheduled payments of $11.0 million in April 1994 and $16.0 million in April 1995.

     Interest expense on investment borrowings in the corresponding 1995 and 1994 periods reflects changes in investment borrowing activities and the higher interest rates paid on such borrowings during the 1995 periods. BLH's average investment borrowings were $106 million and $189 million during the first nine months of 1995 and 1994, respectively.

     Amortization related to operations is affected by the additional purchases of BLH common stock and our use of the step-basis of accounting to record such purchases. The increase in amortization in the 1995 periods from the 1994 periods is affected by: (i) the adoption of a new basis of accounting as discussed above; and (ii) the increased amount of business in force on which acquisition costs are capitalized.

     Cost of policies produced represents the cost of producing new business (primarily commissions and certain costs of policy issuance and underwriting) which varies with and is primarily related to the production of new business. Costs deferred may represent amounts paid in the period new business is written (such as underwriting costs and first year commissions) or in periods after the business is written (such as commissions paid in subsequent years in excess of ultimate commissions paid).

     Cost of policies purchased represents the portion of Conseco's cost to acquire BLH that is attributable to the right to receive cash flows from insurance contracts in force at the acquisition dates. Some costs incurred subsequent to our purchases on policies issued prior to such dates, which otherwise would have been deferred had it not been for our purchases (because they vary with and are primarily related to the production of the acquired interests in policies) are expensed. Such costs are primarily comprised of certain commissions paid in excess of ultimate commissions which have been expensed as operating expense. However, such amounts were considered in determining the cost of policies purchased and its amortization.

     Amortization related to net realized gains (losses) increased in the 1995 periods as a result of the increase in realized gains discussed above.

     Other operating costs and expenses increased 5.6 percent to $37.7 million in the third quarter of 1995 from $35.7 million in the third quarter of 1994, and did not change materially in the nine month period of 1995 compared to the nine month period of 1994. The increase in the third quarter of 1995 is primarily due to the expensing of certain commissions on policies issued prior to the most recent acquisition of Conseco's ownership interests. Prior to the adoption of Conseco's most recent interest, such commissions (related to policies issued prior to the most recent acquisition of Conseco's ownership interests) were capitalized as costs of policies produced.

     Income tax expense decreased in the 1995 periods compared to the 1994 periods primarily due to the decrease in pretax income. The effective tax rate of 38 percent and 39 percent for the 1995 and 1994 periods, respectively, exceeded the statutory corporate income tax rate (35 percent) primarily because goodwill amortization is not deductible for federal income tax purposes.

     Minority interest reflects the changes in Conseco's ownership interest in BLH previously discussed.

                       CONSECO, INC. AND SUBSIDIARIES

CCP:
---

                                                                                         Three months ended September 30,
                                                                                         --------------------------------
                                                                                          1995               1994
                                                                                        --------     ----------------------
                                                                                        Included                Included in
                                                                                      in Conseco's   Total       Conseco's
                                                                                        Accounts      CCP         Accounts
                                                                                        --------      ---         --------
                                                                                               (Dollars in millions)
Revenues:
    Insurance policy income...........................................................    $30.0       $ 30.0       $  -
    Investment activity:
      Net investment income...........................................................    105.8         88.8          -
      Net trading losses..............................................................     (1.0)         -            -
      Net realized losses.............................................................     (5.4)        (2.3)         -
    Equity in earnings of CCP.........................................................      -            -            5.0
Total revenues........................................................................    129.4        116.5          5.0
Benefits and expenses:
    Insurance policy benefits and change in future policy benefits....................     21.7         21.7          -
    Interest expense on annuities and financial products..............................     61.2         51.4          -
    Interest expense on notes payable.................................................      3.2          2.6          -
    Interest expense on investment borrowings.........................................      2.3           .9          -
    Amortization related to operations ...............................................      9.1          7.1          -
    Amortization related to realized gains and losses.................................     (1.5)         (.9)         -
    Other operating costs and expenses................................................     12.4         14.3          -
Income before taxes and minority interest.............................................     21.0         19.4          5.0
Income tax expense ...................................................................      6.3          6.8           .4
Income before minority interest.......................................................     14.7         12.6          4.6
Minority interest.....................................................................      3.8
Net income   .........................................................................     10.9

Summarized by component, all net of applicable expenses and taxes:
    Operating earnings................................................................     11.7         13.5          5.0
    Net trading losses................................................................      (.4)         -            -
    Net realized losses...............................................................      (.4)         (.9)         (.4)
    Net income .......................................................................     10.9         12.6          4.6

                              CONSECO, INC. AND SUBSIDIARIES

                                                                                          Nine months ended September 30,
                                                                                         --------------------------------
                                                                                          1995               1994
                                                                                        --------     ----------------------
                                                                                        Included                Included in
                                                                                      in Conseco's   Total       Conseco's
                                                                                        Accounts      CCP         Accounts
                                                                                        --------      ---         --------
                                                                                                (Dollars in millions)
Revenues:
   Insurance policy income........................................................       $ 84.3       $ 88.2       $  -
     Investment activity:
       Net investment income......................................................        296.1        276.8          -
       Net trading income.........................................................          2.7          -            -
       Net realized gains.........................................................          9.5          8.6          -
   Equity in earnings of CCP......................................................          -            -           22.2
Total revenues....................................................................        392.6        373.6         22.2
Benefits and expenses:
   Insurance policy benefits and change in future policy benefits.................         57.9         54.9          -
   Interest expense on annuities and financial products...........................        167.5        156.8          -
   Interest expense on notes payable..............................................         13.7          7.7          -
   Interest expense on investment borrowings......................................          8.0          4.8          -
   Amortization related to operations ............................................         28.1         20.2          -
   Amortization related to realized gains and losses..............................          6.7          5.5          -
   Other operating costs and expenses.............................................         37.6         36.5          -
Income before taxes, minority interest and extraordinary charge...................         73.1         87.2         22.2
Income tax expense ...............................................................         27.4         31.7          1.6
Income before minority interest and extraordinary charge..........................         45.7         55.5         20.6
Minority interest.................................................................         20.4
Income before extraordinary charge................................................         25.3
Extraordinary charge..............................................................          -            1.3           .5
Net income........................................................................         25.3         54.2         20.1

Summarized by component, all net of applicable expenses and taxes:
     Operating earnings...........................................................         23.7         54.1         20.1
     Net trading income...........................................................           .7          -            -
     Net realized gains ..........................................................           .9          1.4           .5
     Extraordinary charge.........................................................          -            1.3           .5
     Net income ..................................................................         25.3         54.2         20.1

     General. The CCP Companies include earnings from Benefical Standard Life Insurance Company and Great American Reserve Life Insurance Company. As described in the notes to the consolidated financial statements, after the CCP Merger in August 1995, CCP became a wholly owned subsidiary of Conseco. Conseco's consolidated statement of operations reflects a 43 percent ownership interest for the first nine months of 1994, a 49 percent ownership interest for the first six months of 1995 and a 66 percent average ownership interest for the third quarter of 1995 and will reflect 100 percent ownership in future periods. Conseco's consoldiated statement of operations for periods in 1995 prior to the CCP Merger have been restated to reflect the earnings of CCP on a consolidated basis. The minority interest adjustment removes from Conseco's net income the portion applicable to other owners during the first nine months of 1995.

     Insurance policy income consists of premiums received on traditional life insuance products and policy fund and surrender charges assessed against investment type products. This account decreased 4.4 percent to $84.3 million in the first nine months of 1995, from $88.2 million in the first nine months of 1994. The decrease occurred as a result of a decrease in sales of policies with mortality or morbidity risks, partially offset by an increase in surrender charges resulting from higher annuity policy withdrawals during 1995. CCP has experienced increases in withdrawals during 1995 primarily due to the increased size of its annuity portfolio and increased competitiveness from alternative higher yielding investment products.

                          CONSECO, INC. AND SUBSIDIARIES


     Net investment income for the quarter ended September 30, 1995, was $105.8 million compared to $88.8 million in the same period of 1994. This account increased to $296.1 million in the first nine months of 1995 from $276.8 million in the first nine months of 1994. Despite lower investment portfolio yields in the 1995 periods, net investment income increased due to: (i) increased income generated on the funds provided by reverse repurchase agreements and dollar roll transactions; (ii) increased capital available for investment; (iii) increased average assets supporting annuities and finanical products (1995 insurance liabilities increased $120 million, or 2.8 percent, over 1994), and (iv) increased income from separate accounts assets. Investment income from separate account assets increased to $6.8 million in the third quarter of 1995 from zero in the same period in 1994 and increased to $10.8 million in the first nine months of 1995 from $1.6 million in the same period of 1994. Such income is offset by a corresponding charge to interest expense on annuities and financial products. Although investment portfolio yields declined in the first nine months of 1995 compared to 1994, a comparable level of profitability from investment spreads was maintained in 1995 due to its decrease of credited interest rates on annuities and financial products and the increase in average account balances.

     Net realized gains (losses) often fluctuate from period to period. CCP sold $.9 billion of actively managed fixed maturities in the first nine months of 1995 compared to $1.0 billion in the first nine months of 1994 which sales resulted in net realized gains of $11.9 million and trading income of $2.7 million in the 1995 period compared to net realized gains of $8.6 million and no trading income in the 1994 period. Net realized gains in the 1995 period included a $.2 million writedown of an exchange-rate linked security during the first six months of 1995 and a $2.2 million writedown of a corporate security as a result of conditions which caused CCP to conclude that a decline in fair value of the security was other than temporary.

     Additional amortization of the cost of policies purchased and the cost of policies produced is recognized in the same period as realized gains in order to reflect reduced future yields thereby reducing such amortization in future periods (see amortization related to net realized gains (losses) below).

     Insurance policy benefits and change in future policy benefits relate solely to policies with mortality or morbidity features. These benefits did not change materially during the 1995 periods compared to the 1994 periods.

     Interest expense on annuities and financial products increased to $61.2 million in the third quarter of 1995 from $51.4 million in the third quarter of 1994 and increased to $167.5 million in the first nine months of 1995 from $156.8 million in the first nine months of 1994. Such increases reflect: (i) increased annuity deposits (1995 insurance liabilities increased $120 million or 2.8 percent); and (ii) charges to the account related to investment income from separate account assets as described above under net investment income. Such increases were partially offset by slightly lower average crediting rates.

     Interest expense on notes payable increased to $13.7 million in the first nine months of 1995 from $7.7 million in the first nine months of 1994 and increased to $3.2 million in the third quarter of 1995 from $2.6 million in the third quarter of 1994. The increase resulted from a higher average note payable balance and higher interest rates in the 1995 periods. The average principal balance of notes payable during the first nine months of 1995 and 1994 was $178 and $146 million, respectively.

     CCP issued $200 million 10.5 percent senior notes in December 1994. After the CCP Merger, these notes were effectively converted into direct obligations of Conseco. The interest expense related to the senior notes is recorded in the "Corporate and Other" segment after the CCP Merger date.

     Interest expense on investment borrowings in the corresponding 1995 and 1994 periods reflects changes in investment borrowing activities and the higher interest rates paid on such borrowings during the 1995 periods.

     Amortization related to operations is affected by the additional purchase of CCP common stock in connection with the CCP Merger and our use of the step-basis of accounting to record such purchase. Amortization related to operations in periods prior to the CCP Merger is comprised of amortization of the cost of policies purchased, cost of policies produced and goodwill based on the previous balances and bases. Amortization related to operations after the CCP Merger is comprised of amortization of the aforementioned account balances reflecting a combination of our ownership interests in the previous balances and our newly purchased interests using the step-basis of purchase accounting.

     Amortization related to net realized gains (losses) increased in the 1995 periods compared to the 1994 periods as a result of the increase in realized gains and losses discussed above.

                          CONSECO, INC. AND SUBSIDIARIES



     Other operating costs and expenses did not change materially in the 1995 periods compared to the 1994 periods.

     Income tax expense decreased in the 1995 periods compared to the 1994 periods primarily due to a decrease in income before income taxes.

     Minority interest reflects the previously discussed changes in Conseco's ownership interest in CCP.

Wholly Owned Insurance Subsidiaries  (excluding CCP which became wholly owned in
-----------------------------------
August 1995)


                                                                          Three months               Nine months
                                                                             ended                      ended
                                                                          September 30,              September 30,
                                                                      -------------------         -------------------
                                                                      1995           1994         1995           1994
                                                                      ----           ----         ----           ----
                                                                                   (Dollars in millions)
Revenues:
    Insurance policy income......................................     $12.7        $ 13.8         $38.0         $ 44.3
    Investment activity:
      Net investment income......................................      19.1          18.5          53.7           57.4
      Net trading losses.........................................       (.8)          (.6)         (1.6)           (.5)
      Net realized losses........................................      (2.3)         (2.4)         (4.4)         (12.1)
Total revenues...................................................      28.7          29.3          85.8           89.1
Benefits and expenses:
    Insurance policy benefits and change in future policy benefits     17.5          16.2          47.3           50.7
    Interest expense on annuities and financial products.........       5.2           2.7          14.0            9.9
    Amortization related to operations ..........................       1.3           1.4           3.7            4.2
    Amortization related to realized gains and losses............      (1.8)          (.2)         (2.5)          (1.3)
    Other operating costs and expenses...........................       2.7           1.9           8.7           10.9
Income before taxes .............................................       3.8           7.3          15.0           14.7
Income tax expense ..............................................       1.5           4.0           6.3            6.3
Net income.......................................................       2.3           3.3           8.7            8.4

Summarized by component, all net of applicable expenses and taxes:
      Operating earnings ........................................       3.2           5.1          11.0           15.8
      Net trading losses.........................................       (.6)          (.5)         (1.2)           (.4)
      Net realized losses........................................       (.3)         (1.3)         (1.1)          (7.0)
      Net income ................................................       2.3           3.3           8.7            8.4


     Insurance policy income relates primarily to premiums from products with mortality and morbidity features. Recent declines resulted from decreased emphasis on generating new premiums from these products.

     Net investment income did not change materially in the 1995 periods compared to the 1994 periods. Net investment income in the 1995 periods compared to the 1994 periods reflects: (i) an increase in investment income related to separate account activities; offset by (ii) a reduction in income from other invested assets.

     Net realized losses often fluctuate from period to period. The wholly owned subsidiaries sold fixed maturity investments of $40.0 million and $32.2 million in the third quarters of 1995 and 1994, respectively, and $74.2 million and $183.8 million were sold in the first nine months of 1995 and 1994, respectively. Net realized losses in the 1995 periods included a $1.5 million writedown of corporate securities as a result of conditions which caused the Company to conclude that a decline in the fair value of the securities was other than temporary.

     Insurance policy benefits and change in future policy benefits relate solely to policies with mortality and morbidity features. These benefits decreased in the nine months ended September 30, 1995, from the first nine months of 1994, primarily as a result of a decrease in premiums from such products, partially offset by adverse mortality experience in the second quarter of 1995; and increased in the third quarter of 1995 compared to the third quarter of 1994 as a result of adverse mortality experience.

                       CONSECO, INC. AND SUBSIDIARIES



     Interest expense on annuities and financial products increased in the 1995 periods primarily as a result of an increase in amounts credited to separate accounts as a result of the aforementioned increase in investment income related to these accounts. The average rate credited on all insurance liabilities (other than separate accounts where the credited amount is based on investment income of the segregated investments) was approximately 7.0 percent at September 30, 1995 and 1994.

AGP:
----

                                                              Three months ended                  Nine months ended
                                                                 September 30,                      September 30,
                                                        --------------------------------    -----------------------------
                                                           1995               1994             1995             1994
                                                        -----------      ---------------    -----------     -------------
                                                        Included in         Prior to        Included in        Prior to
                                                         Conseco's       Acquisition by      Conseco's      Acquisition by
                                                         accounts        Partnership II      accounts       Partnership II
                                                         --------        --------------      --------       --------------
                                                                                (Dollars in millions)
Revenues:
    Insurance policy income...........................     $  13.9             $13.9         $43.7               $40.2
    Investment activity:
      Net investment income ..........................       105.0              86.7         312.5               250.8
      Net trading income .............................          .3               -             1.1                 -
      Net realized gains (losses).....................        11.1               (.1)         63.2               (16.8)
Total revenues........................................       131.8             102.1         425.4               278.5
Benefits and expenses:
    Insurance policy benefits and change
      in future policy benefits.......................         8.5               9.2          24.5                26.1
    Interest expense on annuities and financial
      products........................................        64.9              56.6         194.3               158.8
    Interest expense on notes payable.................         7.9               2.6          25.3                 6.7
    Interest expense on investment borrowings.........         2.3               -             6.7                 2.8
    Amortization related to operations................        11.9              10.2          33.9                29.7
    Amortization related to realized gains and losses.         4.5               -            33.7                 2.8
    Other operating costs and expenses................         7.6              15.6          23.7                33.0
Income before taxes and minority interest.............        24.2               7.9          83.3                18.6
Income tax expense....................................        10.0               3.9          33.8                 6.7
Income before minority interest.......................        14.2               4.0          49.5                11.9
Minority interest.....................................        10.3               2.2          37.6                 6.7
Net income............................................         3.9               1.8          11.9                 5.2

Summarized by component,  all net of applicable  expenses,  taxes,  and minority interest:
      Operating earnings .............................         2.9               1.9           7.9                17.9
      Net trading income  ............................         -                 -              .1                 -
      Net realized gains (losses) ....................         1.0               (.1)          3.9               (12.7)
      Net income .....................................         3.9               1.8          11.9                 5.2


     General. Conseco, through both its direct investment and its equity interest in the investment made by BLH, had a 34 percent ownership interest in AGP at September 30, 1995. While all activities of AGP are required to be included in Conseco's financial statements on a consolidated basis for all periods after September 29, 1994, the minority interest adjustment removes from Conseco's net income the portion applicable to other owners so that net income reflects only Conseco's applicable average ownership interest of 25 percent in the first quarter of 1995, 26 percent in the second quarter of 1995 and 30 percent in the third quarter of 1995. The 1994 amounts relate to periods which preceded the Acquisition and do not reflect the application of purchase accounting.

     Insurance policy income consists of premiums received on traditional life insurance products and policy fund and surrender charges assessed against investment type products. This account increased 9 percent to $43.7 million in the first nine months of 1995 from $40.2 million in the first nine months of 1994. The increase occurred primarily because increased annuity policy withdrawals resulted in higher surrender charges. Surrender charges assessed against annuity withdrawals for the first nine months of 1995 were $11.3 million compared to $7.6 million for the first nine months of 1994 while annuity policy withdrawals were $566.8 million and $384.6 million for the same periods, respectively. AGP has experienced increases in withdrawals during 1995 due to:
(i) the increased size of its annuity portfolio; and (ii) the increase in interest rates in the second half of 1994 and the first quarter of 1995, which caused some policyholders to surrender policies and incur a surrender charge to invest funds in higher yielding alternative investments.

                       CONSECO, INC. AND SUBSIDIARIES


     Net investment income increased 21 percent to $105.0 million in the third quarter of 1995 from $86.7 million in the third quarter of 1994, on a 4 percent increase in average invested assets (amortized cost basis) to $4.8 billion in 1995 compared to $4.6 billion in the third quarter of 1994. This account increased 25 percent to $312.5 million in the first nine months of 1995 from $250.8 million in the first nine months of 1994 on a 7 percent increase in average invested assets to $4.7 billion in 1995 compared to $4.4 billion in 1994. The percentage increase in net investment income was greater than the percentage increase in average invested assets during these periods because the yield earned on average invested assets increased 124 basis points to 8.91 percent in the first nine months of 1995 from 7.67 percent in the first nine months of 1994. The increase in yield primarily resulted from the application of purchase accounting on the Acquisition date. Additional investment income resulting from the redemption of fixed maturity investments prior to their regularly scheduled maturity dates is not material in these periods.

     Net realized gains (losses) often fluctuate from period to period. AGP sold approximately $1.7 billion of investments (principally fixed maturities) in the first nine months of 1995 compared to $.6 billion in the first nine months of 1994 which sales resulted in net realized gains of $69.2 million and trading income of $1.1 million in the first nine months of 1995 compared to net realized gains of $5.7 million in the first nine months of 1994. Net realized gains from sales of investments in 1994 were offset by a loss on certain interest rate swap contracts that no longer effectively hedged interest rate risks in the second quarter of 1994 and were therefore recorded at fair value, resulting in a net realized loss of $21.3 million. Substantially all of AGP's interest rate swap contracts were terminated subsequent to the Acquisition with no additional loss. In addition, during the first nine months of 1995 and 1994, AGP recorded realized losses on the writedown of investments totaling $6.0 million and $1.2 million, respectively, as a result of changes in conditions which caused AGP to conclude that a decline in fair value of the investments was other than temporary.

     The increased level of investment activity in 1995 is the result of more active investment portfolio management since the Acquisition and planned changes in the fixed maturity investment portfolio to reduce the portfolio's duration and exposure to more volatile CMO investments. The declining interest rate environment since the Acquisition date, which increased the market value of fixed maturity investments, contributed to AGP's ability to realize gains on investment sales in 1995.

     Additional amortization of the cost of policies purchased and the cost of policies produced is recognized in the same period as realized gains in order to reflect reduced future yields thereby reducing such amortization in future periods (see amortization related to realized gains below).

     Interest expense on annuities and financial products increased 15 percent to $64.9 million in the third quarter of 1995 from $56.6 million in the third quarter of 1994, and increased 22 percent to $194.3 million in the first nine months of 1995 from $158.8 million in the first nine months of 1994. The increases reflect: (i) a larger block of annuity business in force in 1995; (ii) higher crediting rates; and (iii) the expensing of the first year interest rate bonuses of approximately $5.9 million in 1995 on policies issued prior to the Acquisition date, as a result of the application of purchase accounting on the Acquisition date. Prior to the Acquisition date, such first year interest rate bonuses (related to policies issued prior to the Acquisition date) were capitalized as a cost of policies produced. At September 30, 1995, the weighted average crediting rate for AGP's annuity liabilities excluding interest rate bonuses guaranteed for the first year of the annuity contract was 5.4 percent compared to 5.3 percent at September 30, 1994.

     Interest expense on notes payable increased in the 1995 periods as a result of additional interest on debt incurred to finance the Acquisition partially offset by reductions in interest expense resulting from: (i) the conversion and retirement of $54.0 million principal amount of convertible subordinated debentures; and (ii) the repayment of bank debt that had been outstanding prior to the Acquisition.

     Interest expense on investment borrowings increased to $6.7 million in the first nine months of 1995 from $2.8 million in the first nine months of 1994 as a result of higher balances of funds borrowed and a higher cost of funds in 1995.

     Amortization related to operations increased 17 percent to $11.9 million in the third quarter of 1995 from $10.2 million in the third quarter of 1994, and increased 14 percent to $33.9 million in the first nine months of 1995 from $29.7 million in the first nine months of 1994. Amortization related to operations in 1995 is comprised of amortization of: (i) goodwill established at the Acquisition date; (ii) cost of policies purchased for business in force at the Acquisition date; and (iii) the cost of policies produced for business written subsequent to the Acquisition date. Amortization related to operations in 1994 is comprised solely of amortization of cost of policies produced.

                          CONSECO, INC. AND SUBSIDIARIES


     Amortization related to realized gains increased in the 1995 period from the 1994 period primarily as a result of the increase in realized gains discussed above.

     Income tax expense increased to $33.8 million in the first nine months of 1995 from $6.7 million in the first nine months of 1994. This increase is partially due to the increase in pretax income to $83.3 million in the 1995 period from $18.6 million in the 1994 period. The effective tax rate for the 1995 period of 41 percent exceeded the statutory corporate federal income tax rate (35 percent) primarily because goodwill amortization is not deductible for federal income tax purposes. The effective tax rate for the 1994 period of 36 percent exceeded the statutory corporate tax rate because certain acquisition and merger expenses were not deductible for federal income tax purposes, partially offset by a reduction in the valuation allowance for net operating loss carryforwards.

     Minority interest in the 1994 periods includes dividends on preferred stock of a subsidiary of AGP. Minority interest in the 1995 periods included such dividends, plus: (i) dividends on preferred stock of AGP issued to finance a portion of the Acquisition; and (ii) the portion of earnings applicable to minority shareholders. Minority interest reflects the changes in Conseco's ownership interests in AGP as discussed above.

WNC:
---
    Prior to the completion of its IPO, WNC was a wholly owned subsidiary of Conseco. Conseco sold 60 percent of WNC in the IPO. On December 23, 1994, Conseco sold its remaining 40 percent equity interest in WNC. Amounts included in Conseco's accounts for the first nine months of 1994, therefore include: (i) all of WNC's earnings from January 1 through February 15, 1994, the date the IPO was completed; and (ii) 40 percent of WNC's earnings for the period from February 15 through September 30, 1994.

                                                                                  Three months           Nine months
                                                                                      ended                 ended
                                                                               September 30, 1994    September 30, 1994
                                                                               ------------------    ------------------
                                                                                         (Dollars in millions)
Equity in earnings of WNC.....................................................         $ 7.5                    $38.9
Income tax ...................................................................            .5                      1.4
Net income....................................................................           7.0                     37.5

Summarized by component, all net of applicable expenses and taxes:
    Operating earnings........................................................           8.7                     35.0
    Net trading income........................................................           -                        2.6
    Net realized losses.......................................................          (1.7)                     (.1)
    Net income................................................................           7.0                     37.5


                              CONSECO, INC. AND SUBSIDIARIES

Services Provided for Fees:
---------------------------

                                                                          Three months                Nine months
                                                                              ended                      ended
                                                                          September 30,              September 30,
                                                                      -------------------         -------------------
                                                                      1995           1994         1995           1994
                                                                      ----           ----         ----           ----
                                                                                       (Dollars in millions)
Revenues:
    Investment management........................................     $11.2          $ 9.0          $33.9       $ 27.6
    Commissions..................................................       3.7            5.2            9.4         14.4
    Administrative services, net of directly related expenses....       1.9            2.5            6.1          6.9
    Fees for services related to Partnership II financing........       -              3.8            -            3.8
Total revenues...................................................      16.8           20.5           49.4         52.7
Less intercompany eliminations...................................      (8.8)          (6.1)         (25.8)       (10.2)
Revenues reported................................................       8.0           14.4           23.6         42.5

Net income attributable to:
    Investment management........................................       5.1            3.8           15.6         12.5
    Commissions..................................................       (.9)            .2           (2.3)          .5
    Administrative services......................................       1.3            1.7            4.0          4.5
    Fees for services related to Partnership II financing .......       -              2.5            -            2.5
Net income.......................................................       5.5            8.2           17.3         20.0


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

     The growth in investment management revenues in the 1995 periods was the result of fee-producing activities provided to AGP partially offset by a reduction in the rates charged to WNC. Commission revenues decreased in the 1995 periods as a result of: (i) a decrease in commissions produced by Bankmark and
(ii) the inclusion in the 1994 periods of $4.0 million of revenues related to the buyout of a marketing agreement by a bank.

Restructuring Activities:
-------------------------

                                                                          Three months                Nine months
                                                                              ended                      ended
                                                                          September 30,              September 30,
                                                                      -------------------         -------------------
                                                                      1995           1994         1995           1994
                                                                      ----           ----         ----           ----
                                                                                       (Dollars in millions)
    Gain on sale of stock........................................    $  -           $  -         $    -          $65.3
    Income tax expense (benefit).................................      (8.4)           -            (74.9)        22.9
    Net income...................................................       8.4            -             74.9         42.4

     Income tax expense was reduced by $8.4 million in the third quarter of 1995 and by $66.5 million in the second quarter of 1995 as a result of the release of deferred income taxes previously accrued on undistributed income related to CCP and BLH, respectively. As a result of the CCP Merger and the purchases of BLH shares in 1995 (which increased Conseco's ownership of BLH to over 80 percent) such deferred tax is no longer required.

     The gain on sale of stock in the 1994 period related to the sale of a 60 percent common equity interest in WNC.

                    CONSECO, INC. AND SUBSIDIARIES

Corporate and Other:
--------------------

                                                                          Three months                Nine months
                                                                              ended                      ended
                                                                          September 30,              September 30,
                                                                      -------------------         -------------------
                                                                      1995           1994         1995           1994
                                                                      ----           ----         ----           ----
                                                                                       (Dollars in millions)
Net investment income............................................     $ 3.4           $ .2          $ 6.7        $ 3.4
Total revenues...................................................        .9            (.8)           2.6          2.2
Interest expense on notes payable................................      14.6            6.7           28.1         20.6
Other operating costs and expenses...............................       6.4            5.7           21.0         20.0
Income tax benefit...............................................       9.0            5.6           18.8         13.4
Loss before extraordinary charge.................................      11.1            7.6           27.7         25.0
Extraordinary charge on extinguishment of debt ..................       -              -              -            1.9
Net loss.........................................................      11.1            7.6           27.7         26.9


     Corporate and other includes financing costs of notes payable for which Conseco is directly liable and the costs associated with the holding company operations.

     Net investment income increased in the 1995 periods primarily as a result of increased average invested assets.

     Total revenues increased in the nine months ended September 30, 1995, as a result of an increase in realized gains which often fluctuate from period to period.

     Interest expense on notes payable increased in the first nine months of 1995 as a result of: (i) an increase in borrowings under the revolving credit facility in the second and third quarters of 1995; (ii) borrowings under the $600 million Credit Agreement effective August 31, 1995 (part of the proceeds of which were used to repay borrowings under the revolving credit facility); and
(iii) interest expense on the $200 million 10.5 percent senior notes for periods after August 31, 1995, the CCP Merger date (such senior notes issued by CCP were effectively converted to direct obligations of Conseco at the CCP Merger date). These increases were partially offset by the repayment of: (i) a $200 million note in February 1994; and (ii) notes payable with book values totaling $19.2 million in March 1994. The Company prepaid the aforementioned notes in 1994 with the proceeds from the sale of shares of WNC. The prepayment resulted in an extraordinary charge in the first quarter of 1994 of $1.9 million (net of a $1.0 million tax benefit).

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

                             CONSECO, INC. AND SUBSIDIARIES

     Premiums collected by BLH for the third quarter of 1995 were $357.7 million, of which $58.6 million were recorded as deposits to policy liability accounts. This compared to $376.1 million collected and $69.6 million recorded as deposits to policy liability accounts in the third quarter of 1994. Premiums collected by BLH for the first nine months of 1995 were $1,143.7 million, of which $215.4 million were recorded as deposits to policy liability accounts.
This compared to $1,131.3 million collected and $221.2 million recorded as deposits to policy liability accounts in the first nine months of 1994. Collected premiums by type are provided in the following table:


                                                                          Three months                Nine months
                                                                              ended                      ended
                                                                          September 30,              September 30,
                                                                      -------------------         -------------------
                                                                      1995           1994         1995           1994
                                                                      ----           ----         ----           ----
                                                                                       (Dollars in millions)
    Individual health:
      Medicare supplement........................................    $135.3        $ 141.6     $    441.2      $ 437.9
      Long-term care ............................................      39.7           33.9          116.9         97.9
      Other......................................................      21.8           28.0           71.9         90.1
                                                                     ------         ------      ---------      -------

        Total individual health..................................     196.8          203.5          630.0        625.9

    Annuities....................................................      57.6           70.1          208.2        202.0
    Individual life..............................................      23.2           24.0           71.5         70.4
    Group and other..............................................      80.1           78.5          234.0        233.0
                                                                     ------         ------       --------    ---------

        Total....................................................    $357.7         $376.1       $1,143.7     $1,131.3
                                                                     ======         ======       ========     ========


     Medicare supplement premiums decreased 4.4 percent in the third quarter of 1995 and increased 1.0 percent in the first nine months of 1995 compared to the same periods in 1994. Such premiums accounted for 39 percent of total collected premiums in both 1995 and 1994. The number of new Medicare supplement policies sold in the first nine months of 1995 decreased 28 percent to 48,200 from the first nine months of 1994, due to the competitive environment, changes in the commission structure to improve the profitability of this product, and an increased focus on other product sales. Annualized new business premiums from such new sales totaled $43.4 million in the first nine months of 1995 compared to $57.5 million in the corresponding period of 1994.

     Long-term care premiums increased 17 percent in the third quarter of 1995 and increased 19 percent in the first nine months of 1995 compared to the same periods in 1994. Long-term care premiums accounted for 10 percent of total collected premiums in 1995 compared to 8.7 percent in 1994. The continued growth in this product line reflects new product introductions, the competitiveness of BLH's existing products, the success of agent cross-selling activities, increased consumer awareness and demand and improved persistency on a larger basis of renewal premiums. Annualized new business premiums were $23.1 million in the first nine months of 1995, up 42 percent over the same period in 1994.

     Annuity premiums decreased 18 percent in the third quarter of 1995 and increased 3.1 percent in the first nine months of 1995 compared to the same periods in 1994. The recent decrease in annuity premium collections reflects increased competitiveness from alternative investment products.

     Collected premiums for other individual health policies decreased 22 percent for the third quarter of 1995 and decreased 20 percent in the first nine months of 1995 compared to the same periods in 1994. The decrease was anticipated due to prior steps taken to improve the profitability of these products.

     Premiums collected by AGP in the nine months ended September 30, 1995 were $647.0 million, of which, $625.2 million were recorded as deposits to policy liability accounts. This compared to $846.0 million collected and $824.1 million recorded as deposits to policy liability accounts in the nine months ended September 30, 1994. Net premiums collected declined in the first nine months of 1995 compared to the first nine months of 1994 as a result of several factors. New annuity sales (which account for approximately 92 percent of AGP's premiums collected) have been negatively impacted by a reduction of AGP's primary insurance company subsidiary's ratings to "A-" by two nationally recognized insurance company rating organizations as a result of the Acquisition and related financing transactions. These rating declines have directly affected the subsidiary's competitive position in the financial institution marketplace where many financial institutions require an insurer's ratings to be at least "A" resulting in a loss of certain former customers and foregone opportunities for new sales. In addition, AGP has generally maintained a less competitive crediting rate position on new business since the Acquisition in order to manage its asset growth relative to its capital position.

                        CONSECO, INC. AND SUBSIDIARIES


     Premiums collected by CCP in the first nine months of 1995 were $557.3 million of which $503.9 million were recorded as deposits to insurance liability accounts. This compared to $333.4 million collected and $278.2 recorded as deposits to insurance liability accounts in the nine months ended September 30, 1994. The increase in total premiums collected was the result of increased sales of single premium deferred annuities by: (i) professional independent producers ($280.1 million in the 1995 period versus $108.2 million in the 1994 period), and (ii) educator market specialists ($41.5 million in the 1995 period versus $9.0 million in the 1994 period). Total premiums collected through professional independent producers were $327.8 million in the first nine months of 1995, a 115 percent increase compared to the first nine months of 1994, and comprised 59 percent of collected premiums in 1995. Total premiums collected through educator market specialists were $227.4 million in the first nine months of 1995, a 28 percent increase compared to the first nine months of 1994, and comprised 41 percent of collected premiums in the 1995 period.

     Premiums collected by Conseco's wholly owned insurance subsidiaries decreased 3.5 percent to $19.3 million in the third quarter of 1995 from $20.0 million in the third quarter of 1994, and decreased 8.2 percent to $59.2 million in the first nine months of 1995 from $64.4 million in the first nine months of 1994. Conseco's wholly owned subsidiaries are not actively marketing new products.

     LIQUIDITY AND CAPITAL RESOURCES

     Changes in the consolidated balance sheet between December 31, 1994, and September 30, 1995, reflect growth in Conseco's assets and liabilities from the three earnings activities previously discussed, together with the notes payable, capital stock and purchase transactions for CCP and BLH described in the accompanying notes to the consolidated financial statements.

     The increase in shareholders' equity in the first nine months of 1995 resulted from earnings and the change in unrealized appreciation (depreciation) to reflect the increase in the estimated fair value of Conseco's investments. The increase was partially offset by the stock repurchase program described in the notes to the consolidated financial statements. The change in unrealized appreciation (depreciation) of securities is recorded consistent with the requirements of Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities ("SFAS 115"). The change in unrealized appreciation (depreciation) resulted from a decreasing interest rate environment which generally caused the fair value of fixed maturities to increase.

     The following table summarizes certain financial ratios as of and for the nine months ended September 30, 1995, and the year ended December 31, 1994, calculated both: (i) excluding unrealized appreciation (depreciation) of securities recorded consistent with the requirements of SFAS 115; and (ii) as reported including the unrealized appreciation (depreciation) of securities adjustment.

                                                                                             September 30,      December 31,
                                                                                                1995               1994
                                                                                                ----             ----
   Book value per common share, excluding unrealized appreciation (depreciation)                $32.71            $27.10
   Book value per common share, including unrealized appreciation (depreciation)                $35.69            $20.89
   Ratio of debt (for which the Company is directly liable) to total capital, excluding
      unrealized appreciation (depreciation)                                                  .49 to 1          .18 to 1
   Ratio of debt (for which the Company is directly liable) to total capital, including
     unrealized appreciation (depreciation)                                                   .48 to 1          .20 to 1
   Return on common equity, excluding unrealized appreciation (depreciation)                       34%               19%
   Return on common equity, including unrealized appreciation (depreciation)                       36%               19%

     The  increase  in book value per share  excluding  unrealized  appreciation
(depreciation) of securities was due to net income, partially offset by the effect of repurchases of shares of the Company's common stock. The increase in the ratio of debt to total capital increased primarily as a result of borrowings under the Company's $600 million Credit Agreement described in the accompanying notes to the consolidated financial statements. The return on average common equity increased primarily because of fluctuations in net realized gains (losses) and restructuring income during these periods and a decrease in common shareholders' equity as the result of repurchases of shares of the Company's common stock.

     Dividends declared on common stock for the nine months ended September 30, 1995, were $.165 per share. The Company reduced its quarterly cash dividend from $.125 per share to $.02 per share effective with the dividend paid in July 1995.

                          CONSECO, INC. AND SUBSIDIARIES

     INVESTMENTS

     The amortized cost and estimated fair value of fixed maturities (all of which were actively managed) were as follows at September 30, 1995:

                                                                                       Gross          Gross     Estimated
                                                                         Amortized  unrealized     unrealized     fair
                                                                           cost        gains         losses       value
                                                                           ----        -----         ------       -----
                                                                                         (Dollars in millions)
United States Treasury securities and
    obligations of United States government
    corporations and agencies.....................................      $   255.7      $ 11.5        $  2.5    $   264.7
Obligations of states and political subdivisions
    and foreign government obligations............................           91.5         3.0           1.8         92.7
Public utility securities.........................................        2,342.9       118.4          38.8      2,422.5
Other corporate securities........................................        5,444.8       238.9          64.1      5,619.6
Mortgage-backed securities........................................        3,974.8       171.2          42.2      4,103.8
                                                                        ---------      ------        ------    ---------

      Total fixed maturities .....................................      $12,109.7      $543.0        $149.4    $12,503.3
                                                                        =========      ======        ======    =========

     The following table sets forth fixed maturity investments at September 30, 1995, classified by rating categories. The category assigned is the highest rating by Standard & Poors or Moody's Investor Service, or as to $182.9 million fair value of fixed maturities not rated by such firms, the rating assigned by the National Association of Insurance Commissioners ("NAIC"). For purposes of the table, NAIC Class 1 is included in the "A" rating; Class 2, "BBB-"; Class 3, "BB-" and Classes 4 to 6, "B+ and below."

                      Investment                                                      Percent of
                        rating                                 Fixed maturities   Total investments
                        ------                                 ----------------   -----------------
                       AAA...................................            36%               32%
                       AA....................................             9                 8
                       A.....................................            25                23
                       BBB+..................................             8                 7
                       BBB...................................            10                 9
                       BBB-..................................             7                 6
                                                                       ----               ---

                              Investment grade...............            95                85
                                                                        ---                --

                       BB+...................................             2                 2
                       BB....................................             1                 1
                       BB-...................................             1                 1
                       B+ and below..........................             1                 1
                                                                       ----               ---

                              Below investment grade.........             5                 5
                                                                       ----               ---

                              Total fixed maturities.........           100%               90%
                                                                        ===                ==

     Fixed maturities which were below investment grade had an amortized cost of $639.4 million and an estimated fair value of $648.1 million at September 30, 1995.

     During the first nine months of 1995, the Company recorded realized losses for investment writedowns of $15.9 million as follows: (i) a $2.4 million writedown of certain exchange-rate linked securities as a result of foreign currency fluctuations; and (ii) a $13.5 million writedown of a corporate security as a result of conditions which caused the Company to conclude that a decline was other than temporary. During the first nine months of 1994, the Company realized $.2 million of losses related to the writedown of an exchanged-rate linked security. At September 30, 1995, there are no other fixed maturities about which the Company has serious doubts as to the ability of the issuers to comply with the contractual terms of their obligations on a timely basis.

                      CONSECO, INC. AND SUBSIDIARIES

     Proceeds from the sales of invested assets were $x.x billion for the nine months ended September 30, 1995. Such sales resulted in net realized gains of $93.5 million. Proceeds from sales of invested assets during the first nine months of 1994 were $.x billion. These sales resulted in net realized losses of $17.2 million.

     At September 30, 1995, fixed maturity investments included $4.1 billion (33 percent of the fixed maturity investment portfolio) of mortgage-backed securities, of which $2.6 billion were collateralized mortgage obligations ("CMOs") and $1.5 billion were pass-through securities. CMOs are securities backed by pools of pass-through securities and/or mortgages that are segregated into sections or "tranches." These securities provide for sequential retirement of principal, rather than the pro rata share of principal return which occurs through regular monthly principal payments on pass-through securities.

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

     In general, prepayments on the underlying mortgage loans, and the securities backed by these loans, increase when the level of prevailing interest rates declines significantly below the interest rates on such loans. Mortgage-backed securities purchased at a discount to par will experience an increase in yield when the underlying mortgages prepay faster than expected. Those securities purchased at a premium that prepay faster than expected will incur a reduction in yield. When declines in interest rates occur, the proceeds from the prepayment of mortgage-backed securities are likely to be reinvested at lower rates than the Company was earning on the prepaid securities. As the level of prevailing interest rates increases, prepayments on mortgage-backed securities decrease, as fewer underlying mortgages are refinanced. When this occurs, the average maturity and duration of the mortgage-backed securities increase, which decreases the yield on mortgage-backed securities purchased at a discount because the discount is realized as income at a slower rate and increases the yield on those purchased at a premium as a result of a decrease in annual amortization of the premium.

     The following table sets forth the par value, amortized cost and estimated fair value of mortgage-backed securities including CMOs at September 30, 1995, summarized by interest rates on the underlying collateral at September 30, 1995:

                                                                                         Par        Amortized    Estimated
                                                                                        value         cost      fair value
                                                                                        -----         ----      ----------
                                                                                              (Dollars in millions)
Below 7 percent   ..................................................................  $1,224.1       $1,146.9     $1,162.4
7 percent - 8 percent...............................................................   2,095.9        1,941.6      2,028.3
8 percent - 9 percent...............................................................     640.8          617.7        639.4
9 percent and above.................................................................     270.7          268.6        273.7
                                                                                      --------       --------     --------

           Total mortgage-backed securities.........................................  $4,231.5       $3,974.8     $4,103.8
                                                                                      ========       ========     ========

     The amortized cost and estimated fair value of mortgage-backed securities including CMOs at September 30, 1995, summarized by type of security were as follows (dollars in millions):

                                                                                                Estimated fair value
                                                                                              -------------------------
                                                                                                               Percent
                                                                            Amortized                          of fixed
Type                                                                          cost            Amount          maturities
----                                                                          ----            ------          ----------
Pass-throughs and sequential and targeted amortization classes............  $2,117.7         $2,175.1           18%
Support classes...........................................................     113.0            126.9            1
Accrual (Z tranche) bonds.................................................     114.4            131.5            1
Planned amortization classes and accretion directed bonds.................   1,384.5          1,408.4           11
Subordinated classes .....................................................     245.2            261.9            2
                                                                            --------         --------          ---

                                                                            $3,974.8         $4,103.8           33%
                                                                            ========         ========          ====

                          CONSECO, INC. AND SUBSIDIARIES

     Pass-throughs and sequential and targeted amortization classes have similar prepayment variability. Pass-throughs have historically provided the best liquidity in the mortgage-backed securities market and the best price/performance ratio in a highly volatile interest rate environment. This type of security is also frequently used as collateral in the dollar roll market. Sequential classes pay in a strict sequence with all principal payments received by the CMO paid to the sequential tranches in order of priority. Targeted amortization classes provide a modest amount of prepayment protection when prepayments on the underlying collateral increase from those assumed at pricing and thus offer slightly better call protection than sequential classes and pass-throughs.

     Support classes absorb the prepayment risk from which planned amortization and targeted amortization classes are protected. As such, they are usually extremely sensitive to prepayments. Most of the Company's support classes are higher average life instruments that generally will not lengthen if interest rates rise further and will have a tendency to shorten if interest rates decline. However, since these bonds have current values below par values, higher prepayments will have the effect of increasing yields.

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

     Planned amortization classes and accretion directed bonds are some of the most stable and liquid instruments in the mortgage-backed securities market. Planned amortization class bonds adhere to a fixed schedule of principal payments provided that the underlying mortgage collateral experiences prepayments within a certain range. Changes in prepayment rates are first absorbed by support classes which insulate the planned amortization classes from the consequences of both faster prepayments (average life shortening) and slower prepayments (average life extension).

     Subordinated CMO classes have both prepayment and credit risk. The subordinated classes are used to lend credit enhancement to the senior securities and as such, rating agencies require that this support not deteriorate due to the prepayment of the subordinated securities. The credit risk of subordinated classes is derived from the negative leverage of owning a small percentage of the underlying mortgage loan collateral while bearing a majority of the risk of loss due to homeowners' defaults.

     At September 30, 1995, the balance of mortgage loans was comprised of 97 percent commercial loans, 2 percent residual interests in collateralized mortgage obligations and 1 percent residential loans. Less than 1 percent of mortgage loans were noncurrent at September 30, 1995. During the nine months ended September 30, 1995, the Company wrote down $1.4 million of mortgage loans. There were no realized losses on mortgage loans during the nine months ended September 30, 1994. At September 30, 1995, the Company had a loan loss reserve of $4.7 million.

     Investment borrowings averaged approximately $460 million during the first nine months of 1995, compared to approximately $219 million during the same period of 1994 and were collateralized by investment securities with fair values approximately equal to the loan value. The weighted average interest rate on such borrowings was 5.6 percent and 3.7 percent in the nine months ended September 30, 1995 and 1994, respectively.

     STATUTORY INFORMATION

     Statutory accounting practices prescribed or permitted for the Company's insurance subsidiaries by regulatory authorities differ from generally accepted accounting principles. The Company's life insurance subsidiaries that are included on a consolidated basis in these financial statements reported the following amounts to regulatory agencies at September 30, 1995, after appropriate eliminations of intercompany accounts among such subsidiaries (dollars in millions):

                  Statutory capital and surplus ................................    $   790.5

                  Asset valuation reserve ("AVR")...............................        116.8

                  Interest maintenance reserve ("IMR")..........................        217.7

                  Portion of surplus debenture carried as a liability ..........         77.5
                                                                                     --------

                     Total......................................................     $1,202.5
                                                                                     ========

                           CONSECO, INC. AND SUBSIDIARIES

     At September 30, 1995, the ratio of such consolidated statutory account balances to consolidated statutory liabilities (excluding AVR, IMR, the portion of surplus debentures carried as a liability, from separate account business and short-term collateralized borrowings) was 9.3 percent, compared to a ratio of
9.1 percent at December 31, 1994. The decline in the ratio is primarily due to $87.4 million of dividend payments made by the life insurance subsidiaries to non-life parent companies, partially offset by statutory earnings of such life subsidiaries.

     In connection with BLH's acquisition, BLH increased the capital of one of its life insurance subsidiaries (Bankers Life Insurance Company of Illinois "BLI") by providing cash in exchange for a surplus debenture. The remaining balance of the surplus debenture of $430.0 million at September 30, 1995, is considered a part of BLI's statutory capital and surplus. Payments to BLH of principal and interest on the surplus debenture may be made from available funds only with the approval of the Illinois Department of Insurance ("DOI") when its Director is satisfied that the financial condition of BLI warrants that action. Such approval may not be withheld provided the surplus of BLI exceeds, after such payment, approximately $128.0 million. BLI's surplus at September 30, 1995, was $323.9 million. During April 1995, BLI made a scheduled principal payment on the surplus debenture of $30.0 million plus accrued interest.

     BLI's ability to service its obligations under the surplus debenture is dependent upon its ability to receive dividends and tax sharing payments from its subsidiary, Bankers Life and Casualty Company ("BLC"). BLC may, upon prior notice to the DOI, pay dividends in any twelve-month period up to the greater of: (i) statutory income from operations for the prior year; or (ii) 10 percent of statutory capital and surplus at the end of the prior year. Additionally, as a condition to its 1992 acquisition, BLC agreed not to pay dividends if, immediately after such payment, BLC's ratio of adjusted capital to risk-based capital ("RBC") would be less than 100 percent. Calculations using the RBC formula indicate that BLC's adjusted capital is twice its total RBC at September 30, 1995. Dividends in excess of maximum amounts prescribed by the state statutes may not be paid without DOI approval. During the nine months ended September 30, 1995, BLC paid regular dividends of $67.0 million. During the remainder of 1995, BLC may pay additional dividends up to $26.4 million without regulatory approval.

     Insurance subsidiaries of CCP may pay $69.2 million of ordinary dividends to Conseco during the remainder of 1995. Such subsidiaries did not pay dividends to CCP during the first nine months of 1995.

     As a result of the acquisitions and subsequent recapitalization transactions of CCP's insurance subsidiaries, a CCP insurance subsidiary issued a surplus debenture to its direct parent company. As required by the state regulatory authorities, the debenture is classified as a part of statutory capital and surplus of JNX to the extent that such capital and surplus equals the level of capital and surplus required by the regulators. The balance of the debenture in excess of such amount is carried as a liability on the statutory balance sheet. This amount, however, would be reclassified to statutory capital and surplus to the extent subsequently needed to meet the level of capital and surplus required by the regulators.

     During the first nine months of 1995, our wholly owned life insurance subsidiaries paid $40.0 million of ordinary dividends to Conseco. During the remainder of 1995, our wholly owned insurance subsidiaries may pay additional dividends up to $8.4 million without the permission of state regulatory authorities.

     The surplus of AGP's primary life insurance subsidiary (American Life and Casualty Insurance Company) includes a surplus note with a balance of $50.0 million at September 30, 1995. Each payment of interest or principal on the surplus notes requires the prior approval of the Iowa Insurance Division. The Iowa insurance law also provides that payments of dividends on capital stock and surplus note payments may be made only out of an insurer's earned surplus. At September 30, 1995, the subsidiary had earned surplus of $110.2 million. During the first nine months of 1995, the subsidiary distributed surplus note payments and dividends of $34.4 million to another subsidiary of AGP (American Life Holding Company). During the remainder of 1995, approximately $3.7 million is available to be transferred from American Life and Casualty Insurance Company to American Life Holding Company in the form of dividends or surplus note payments without prior approval of the Iowa Insurance Division.

                          CONSECO, INC. AND SUBSIDIARIES


                             PART II - OTHER INFORMATION



      ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

       a)  Exhibits.

           2.4 Agreement and Plan of Merger, dated as of May 19, 1995, by and between CCP Insurance, Inc. and Conseco, Inc. is incorporated by reference from the Registrant's Form 8-K dated August 31, 1995.

           4.13 Indenture dated as of December 15, 1990, between Conseco, Inc., as successor to CCP Insurance, Inc., and LTCB Trust Company, as Trustee, for the $200,000,000 aggregate principal amount of 10 1/2% Senior Notes due 2004 is incorporated herein by reference to Exhibit 4.4 of the Form 10-K of CCP Insurance, Inc. (Commission File No. 1-11197) for the year ended December 31, 1994.

           4.13.1 First Supplemental Indenture between Conseco, Inc., as Issuer, and LTCB Trust Company as Trustee, dated as of August 31, 1995.

           4.14 Credit Agreement dated August 31, 1995 by and among Conseco, the financial institutions who are or from time to time become party thereto, The Chase Manhattan Bank, N.A., First Union National Bank of North Carolina, the Managing Banks named therein and Bank of America National Trust and Savings Association.

           4.15 Form of Borrower Shared Pledge Agreement dated as of August 31, 1995, between Conseco, Inc. and Bank of America National Trust and Savings Association, as Administrative Agent.

           4.16 Form of New CIHC Pledge Agreement dated as of August 31, 1995, between CIHC, Incorporated and Bank of America National Trust and Savings Association, as Administrative Agent.

           11.1       Computation of Earnings Per Share - Primary.

           11.2       Computation of Earnings Per Share - Fully Diluted.

           27.0       Financial Data Schedule

       b)  Reports on Form 8-K.

           A report on Form 8-K dated August 31, 1995, was filed with the Commission to report under Item 2, the acquisition of all of the common stock of CCP Insurance, Inc. not owned by Conseco, Inc.

                               SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                           CONSECO, INC.


Dated: November 13, 1995             By:   /s/ ROLLIN M. DICK
                                           ------------------
                                           Rollin M. Dick
                                           Executive Vice President and
                                              Chief Financial Officer
                                           (authorized officer and principal
                                              financial officer)