Form 10-K405
period 1995-12-31
CONSECO INC ET AL
filed 1996-04-01
CIK 719241

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-K


  [ X ] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required]
                 For  the  fiscal  year  ended December 31, 1995 or

  [   ]    Transition  report pursuant to Section 13 or 15(d) of the  Securities
           Exchange Act of 1934 [No Fee Required] For the transition period from to Commission file number: 1-9250

                                  Conseco, Inc.
         Indiana                                     No. 35-1468632
 ----------------------                       -------------------------------
 State of Incorporation                       IRS Employer Identification No.

    11825 N. Pennsylvania Street
       Carmel, Indiana  46032                           (317) 817-6100
 --------------------------------------                 --------------
 Address of principal executive offices                    Telephone

           Securities registered pursuant to Section 12(b) of the Act:

                                                   Name of each exchange
         Title of each class                           on which registered
         -------------------                           -------------------
    Common Stock, No Par Value                  New York Stock Exchange, Inc.
    8-1/8% Senior Notes due 2003                New York Stock Exchange, Inc.
    10-1/2% Senior Notes due 2004               New York Stock Exchange, Inc.
    $3.25 Series D Cumulative Convertible       New York Stock Exchange, Inc.
        Preferred Stock                         New York Stock Exchange, Inc.
    7% PRIDES Convertible Preferred Stock

    Securities registered pursuant to Section 12(g) of the Act: Common Stock, No Par Value

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days: Yes [ X ] No [ ]

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

     Aggregate market value of common stock held by nonaffiliates (computed as of March 20, 1996): $1,258,643,308

    Shares of common stock outstanding as of March 20, 1996: 20,680,515

    DOCUMENTS INCORPORATED BY REFERENCE: Portions of the Registrant's definitive proxy statement for the annual meeting of shareholders to be held May 28, 1996 are incorporated by reference into Part III of this Report.

                                     PART I

ITEM 1. BUSINESS OF CONSECO.

       Background

       Conseco, Inc. is a financial services holding company engaged primarily in the development, marketing and administration of annuity, supplemental health and individual life products. As used herein the terms "Conseco" or the "Company" refer to Conseco, Inc. and its consolidated subsidiaries, unless the context requires otherwise. Conseco's earnings result primarily from: (i) operating life insurance companies; and (ii) providing investment management, administrative and other fee-based services to affiliated businesses as well as non-affiliates. Conseco's operating strategy is to grow the insurance business within its subsidiaries by focusing its resources on the development and expansion of profitable products and strong distribution channels. Conseco has supplemented such growth by acquisitions of companies that have profitable niche products, strong distribution systems and progressive management teams who can work with Conseco to implement Conseco's operating and growth strategies. Once a company has been acquired, Conseco's operating strategy has been to consolidate and streamline management and administrative functions, to realize superior investment returns through active asset management, to eliminate unprofitable products and distribution channels, and to expand the profitable distribution channels and products.

       Since 1990, Conseco has been active in acquiring and restructuring life insurance companies in partnership with other investors. In early 1996, Conseco announced the termination of its partnership activity because changes in the regulatory and rating agency environment have made it extremely difficult to structure leveraged acquisitions of life insurance companies.

       In March 1996, Conseco announced a merger agreement with Life Partners Group, Inc. ("LPG") -- a transaction valued at $850 million, including $600 million of common stock to be issued by Conseco and $250 million of existing LPG long-term debt to be assumed by Conseco. Under the merger agreement, LPG would become a wholly owned subsidiary of Conseco.

        Since 1982, Conseco has completed 12 acquisitions of insurance companies and related businesses; the first seven as wholly owned subsidiaries and the last five through its acquisition partnerships. Conseco Capital Partners, L.P. ("Partnership I"), Conseco's first acquisition partnership, was dissolved in 1993 after distributing to its partners the securities of the companies it had acquired. In early 1994, Conseco formed Conseco Capital Partners II, L.P. ("Partnership II"), its second acquisition partnership, to invest in acquisitions of life insurance companies and related businesses. In early 1996, Conseco announced the termination of its partnership activity. Companies acquired by Partnership II are required to be included in Conseco's financial statements on a consolidated basis because a wholly owned subsidiary of Conseco is the sole general partner of Partnership II; partnership companies, therefore, are deemed to be unilaterally controlled by Conseco.

       Conseco currently holds major ownership interests in the following life insurance businesses: (i) Bankers Life Holding Corporation ("BLH"), an NYSE-listed company in which Conseco currently holds a 90.5 percent ownership interest (and which is the parent company of Bankers Life and Casualty Insurance Company ("Bankers Life")); (ii) Great American Reserve Insurance Company ("Great American Reserve") and Beneficial Standard Life Insurance Company ("Beneficial Standard"), in which Conseco has had an ownership interest since their acquisition by Partnership I and which became wholly owned subsidiaries in August 1995; (iii) Bankers National Life Insurance Company ("Bankers National"), National Fidelity Life Insurance Company ("National Fidelity") and Lincoln
American Life Insurance Company ("Lincoln American"), all of which are wholly owned by Conseco and which have profitable blocks of in-force business, although new sales are currently not being pursued; and (iv) American Life Group, Inc. ("AGP", formerly The Statesman Group, Inc. prior to its name change in August
1995), Partnership II's first acquisition in September 1994, in which Conseco holds a 36 percent ownership interest and which is the parent company of American Life and Casualty Insurance Company ("American Life")). BLH and its subsidiaries are collectively referred to hereinafter as BLH. Western National Corporation ("WNC"), an NYSE-listed company, and its wholly owned subsidiary, Western National Life Insurance Company ("Western National"), were wholly owned subsidiaries until February 15, 1994, when WNC completed an initial public offering ("IPO"). Conseco sold a 60 percent interest in WNC in connection with the IPO and sold its remaining 40 percent interest in a separate transaction on December 23, 1994. WNC and its subsidiaries are collectively referred to hereinafter as WNC.

       On August 31, 1995, the Company completed the purchase of all of the shares of common stock of CCP Insurance, Inc. ("CCP") it did not previously own (representing 51 percent of CCP's outstanding shares) in a transaction pursuant to which CCP was merged into Conseco, with Conseco being the surviving corporation. The merger and the related transactions are referred to herein as the "CCP Merger". As a result of the CCP Merger, CCP's subsidiaries (Great American Reserve and Beneficial Standard) became wholly owned subsidiaries of the Company. The accounts of CCP are consolidated with those of the Company effective January 1, 1995.

       On June 28, 1995, Conseco completed a program to acquire additional shares of BLH common stock. Shares purchased in open market and negotiated transactions increased Conseco's ownership of BLH to 85 percent (including shares of BLH owned by CCP) at June 30, 1995. Share repurchases by BLH in 1995 and 1996 increased Conseco's ownership interest in BLH to 90.5 percent at March 5, 1996.

       Conseco was organized in 1979 as an Indiana corporation and commenced operations in 1982. Its executive offices are located at 11825 N. Pennsylvania Street, Carmel, Indiana 46032, and its telephone number is (317) 817-6100.

Life Insurance Operations

       The Company conducts its insurance operations through three segments: (i) senior market operations, consisting of the activities of BLH; (ii) annuity operations, consisting of the activities of Great American Reserve and Beneficial Standard; and (iii) other life insurance operations, consisting of the activities of National Fidelity, Bankers National and Lincoln American.

       Senior Market Operations

       BLH, with total assets of approximately $4.8 billion at December 31, 1995, markets health and life insurance and annuity products primarily to senior citizens through approximately 200 branch offices and approximately 3,300 career agents. Most of BLH's agents sell only BLH policies. Approximately 56 percent of the $1,513.8 million of direct premiums collected by BLH in 1995 was from the sale of individual health insurance products, principally Medicare supplement and long-term care policies. BLH believes that its success in the individual health insurance market is attributable in large part to its career agency force, which permits one-on-one contacts with potential policyholders and builds loyalty to BLH among existing policyholders. Its efficient and highly automated claims processing system is designed to complement its personalized marketing strategy by stressing prompt payment of claims and rapid response to policyholder inquiries.

       Annuity Operations

       The annuity companies, with total assets of $5.4 billion at December 31, 1995, market, issue and administer annuity, life and employee-benefit-related insurance products through two cost-effective distribution channels: (i) approximately 3,000 educator market specialists, who sell tax-qualified annuities and certain employee benefit-related insurance products primarily to school teachers and administrators; and (ii) approximately 9,000 professional independent producers, who sell various annuity and life insurance products aimed primarily at the retirement market. Approximately 87 percent of the $709.8 million of total premiums collected in 1995 was from the sale of annuity products.

       Other Life Insurance Operations

       The Company's other insurance subsidiaries had total assets of approximately $.8 billion at December 31, 1995. These subsidiaries have profitable in-force blocks of annuity and life products, but do not currently market their products to new customers. Premiums collected totaled $80.0 million in 1995, including $6.6 million of premiums from deposit funds maintained by employee benefit plans of the Company.

       Partnership Operations

       Partnership II completed the acquisition of 80 percent of the common stock of AGP in September 1994. AGP, with total assets of approximately $6.2 billion at December 31, 1995, is a financial services holding company engaged primarily in the development, marketing, underwriting, issuance and administration of annuity and life insurance products. AGP collected $825.6 million of insurance premiums and annuity deposits in 1995. Approximately 91 percent of such premiums collected in 1995 were from the sale of deferred annuities.

       Conseco believes that the consolidation of the U.S. life insurance industry will continue, and the Company intends to participate in this process. Recently, there has been a change in the financial structure required to acquire life insurance companies while maintaining competitive ratings from A.M. Best Company ("A.M. Best") and other rating agencies. As a result, Conseco believes it is no longer feasible to acquire life insurance companies through highly leveraged transactions, such as those previously made by its acquisition partnerships. Conseco terminated its partnership activity in March 1996.

Fee-Based Operations

       The Company's subsidiaries provide various services to affiliated and unaffiliated clients. Conseco Capital Management, Inc. ("CCM") managed $24.7 billion of invested assets at December 31, 1995, including $13.7 billion of assets of affiliated companies. Marketing Distribution Systems Consulting Group, Inc. ("Bankmark") provides marketing services to financial institutions related to the distribution of insurance and investment products. Conseco Risk Management, Inc. distributes property and casualty insurance products as an independent agency. Conseco Mortgage Capital, Inc. originates and services mortgages. Other subsidiaries provide policy administration, data processing, product marketing and executive management to Conseco companies, Partnership II and others. Total fees from affiliates and nonaffiliates were $69.2 million, $71.0 million and $49.0 million for the years ended 1995, 1994 and 1993, respectively. To the extent that these services are provided to entities that are included in the financial statements on a consolidated basis, the intercompany fees are eliminated in consolidation. Earnings in this segment increase when the Company adds new clients (either affiliated or unaffiliated) and when the Company increases the fee-producing activities conducted for clients.

       ADMINISTRATION

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

       The administration of BLH's individual health insurance products, unlike that of life insurance or annuities, involves a high volume of claims processing, multiple contacts with policyholders and generally higher operational costs. In 1995, BLH processed more than 6 million policyholder claims. BLH has developed an efficient and highly automated policyholder administration operation to minimize the costs of such large volume processing and deliver a high level of service to its policyholders, with special emphasis on the prompt payment of claims. In most cases, BLH mails a check within a week of receiving a claim from a policyholder. BLH believes that its promptness in processing policyholder claims is a major reason for its strong reputation for service and the above-average persistency of its Medicare supplement products. Conseco (through certain of its wholly owned subsidiaries) provides BLH with certain investment advisory, executive consulting, data processing, accounting, legal, mortgage loan servicing and origination, and other services.

       INVESTMENTS

       CCM, a registered investment adviser wholly owned by Conseco, manages the investment portfolios of Conseco's wholly owned subsidiaries, BLH, AGP and several unaffiliated clients. CCM had approximately $24.7 billion of assets (at fair value) under management at December 31, 1995, of which $13.7 billion were assets of affiliated companies and $11.0 billion were assets of unaffiliated companies. CCM's investment philosophy is to maintain a largely investment-grade fixed-income portfolio, provide adequate liquidity for expected liability durations and other requirements and maximize total return through active investment management.

       Investment activities are an integral part of the Company's business; investment income is a significant component of the Company's total revenues. Profitability is significantly affected by spreads between interest yields on investments and rates credited on insurance liabilities. Although substantially all credited rates on single premium deferred annuities and flexible premium deferred annuities may be changed annually, changes in crediting rates may not be sufficient to maintain targeted investment spreads in all economic and market environments. In addition, competition and other factors, including the impact of the level of surrenders and withdrawals, may limit the Company's ability to adjust or to maintain crediting rates at levels necessary to avoid narrowing of spreads under certain market conditions. As of December 31, 1995, the average yield, computed on the cost basis of the Company's investment portfolio, was 8.0 percent and the average interest rate credited on the Company's liability portfolio was 5.3 percent.

       The Company seeks to balance the duration of its invested assets with the expected duration of benefit payments arising from insurance liabilities. At December 31, 1995, the adjusted modified duration of fixed maturities, trading securities and short-term investments was 5.8 years and the duration of the Company's insurance liabilities was 6.4 years.

       For information regarding the composition and diversification of the investment portfolio of Conseco's subsidiaries, see "Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations - Investments" and note 3 to the consolidated financial statements.

       COMPETITION

       Conseco's businesses operate in a highly competitive environment. The life insurance industry consists of a large number of insurance companies, many of which are substantially larger and have greater financial resources, broader and more diversified product lines and larger staffs than those of Conseco. An expanding number of banks, securities brokerage firms and other financial intermediaries also market insurance products or offer competing products, such as mutual fund products, traditional bank investments and other investment and retirement funding alternatives. Conseco also competes with many of these companies and others in providing services for fees. In most areas, competition is based on a number of factors, including pricing, service provided to distributors and policyholders, and ratings. Conseco's subsidiaries must also compete with other insurers to attract and retain the allegiance of agents.

       Financial institutions, school districts, marketing companies, agents who market insurance products and policyholders use the financial strength ratings assigned to an insurer by independent rating agencies as one factor in determining which insurer's annuity to market or purchase. Bankers Life, American Life, Great American Reserve and Beneficial Standard are rated "A- (Excellent)" by A.M. Best. A.M. Best ratings for the industry currently range from "A++ (Superior)" to "F ( In Liquidation)". Publications of A.M. Best indicate that the "A-" rating is assigned to those companies that, in A.M. Best's opinion, have achieved excellent overall performance when compared to the standards established by A.M. Best and have demonstrated a strong ability to meet their obligations to policyholders over a long period of time. A.M. Best's rating procedure includes quantitative and qualitative evaluations of a company's financial condition and operating performance. Its quantitative evaluation is based on an analysis of a company's financial performance in the areas of profitability, leverage/capitalization and liquidity. A.M. Best's review also includes a qualitative evaluation of a company's spread of risk, quality and appropriateness of the reinsurance program, quality and diversification of assets, adequacy of policy or loss reserves, adequacy of surplus, capital structure, management experience and objectives, market presence and policyholders' confidence. In addition, Bankers Life has been assigned claims paying ability rating of "AA-" from Duff & Phelps Credit Rating Company ("Duff & Phelps") and Great American Reserve and Beneficial Standard have been assigned claims-paying ability ratings of "A+" from Duff & Phelps. Duff & Phelps' claims-paying ability ratings range from "AAA (Highest claims-paying ability)" to "DD (Company is under an order of liquidation)." The "AA-" rating represents "Very high claims-paying ability" and the "A+" rating represents "High claims-paying ability." AGP's principal operating subsidiary, American Life, has been assigned claims-paying rating of "A- (Good)" from Standard & Poor's Corporation ("Standard & Poor's"). An "A" is assigned by Standard & Poor's to those companies which, in its opinion, have a secure claims-paying ability and whose financial capacity to meeting policyholder obligations is viewed on balance as sound, but their capacity to meet such policyholder obligations is somewhat more susceptible to adverse changes in economic or underwriting conditions than more highly rated insurers. According to Standard & Poor's a minus sign attached to a Standard & Poor's claim-paying rating shows relative standing within a ratings category. Generally, rating agencies base their ratings upon information furnished to them by the issuer and upon their own investigations, studies and assumptions. A.M. Best's ratings, Duff & Phelps' claims-paying ratings and Standard & Poor's claims-paying ratings are principally based upon factors of concern to policyholders, agents and intermediaries and are not directed toward the protection of investors. Given the competitive nature of the Company's business and the increasing focus placed on the aforementioned ratings, the Company manages its business with the objective of preserving existing ratings and, where possible, achieving more favorable ratings. There can be no assurance that any particular rating will continue for any given period of time or that it will not be changed or withdrawn entirely if in the judgement of the rating agency circumstances so warrant. If the Company's ratings were downgraded from their current levels, sales of its products and the persistency of its in-force policies could be adversely affected in a material way.

       Following Conseco's acquisition of additional shares of BLH, A.M. Best lowered its ratings of Bankers Life from "A (Excellent)" to "A- (Excellent)". Management does not believe the ratings change has had a significant impact on its business or operations. However, it is not possible to determine the extent to which such rating change will affect Bankers Life's level of sales or the persistency of its in-force business.

       Following Conseco's March 1996 announcement of an agreement to acquire LPG, A.M. Best affirmed its "A- (Excellent)" ratings of Bankers Life, Great American Reserve and Beneficial Standard.

       In the individual health insurance business, insurance companies compete primarily on the basis of marketing, service and price. The provisions of the Omnibus Budget Reconciliation Act of 1984 and the work of the National Association of Insurance Commissioners ("NAIC") (an association of state regulators and their staffs) have resulted in standardized policy features for Medicare supplement products. This increases the comparability of such policies and may intensify competition based on factors other than product features. See "Underwriting - BLH" and "Government Regulation." In addition to the products of other insurance companies, Bankers Life's health insurance products compete with health maintenance organizations, preferred provider organizations, and other health care related institutions which provide medical benefits based on contractual agreements.

       The Company believes that its insurance companies are able to compete effectively because: (i) they emphasize specialized distribution channels where the ability to respond rapidly to changing customer needs yields a competitive edge; (ii) they are experienced in establishing and cultivating relationships with the unique distribution networks and the independent marketing companies operating in these specialized markets; (iii) they can offer competitive rates as a result of their lower-than-average operating costs and increased investment yields achieved by applying active investment portfolio management techniques; and (iv) they have reliable policyholder administrative services, supported by customized data processing systems.

       UNDERWRITING

       Under regulations promulgated by the NAIC and adopted as a result of the Omnibus Budget Reconciliation Act of 1990 ("OBRA"), BLH is prohibited from underwriting its Medicare supplement policies for certain first-time purchasers. If a person applies for insurance within six months following eligibility by reason of age, or disability in certain limited circumstances, the application may not be rejected due to medical conditions. For other prospective policyholders, such as senior citizens who are transferring to BLH's products, BLH's underwriting procedures are relatively limited, except for policies providing prescription drug coverage.

       BLH generally applies detailed underwriting procedures designed to assess and quantify the insurance risks before it issues long-term care or comprehensive major medical products to individuals and groups. BLH's practice is to require medical examinations of applicants (including blood and urine tests, where permitted) for certain health insurance products and for life insurance products which exceed prescribed policy amounts. These requirements are graduated according to the applicant's age and may vary by type of policy or product. BLH also relies on medical records and the potential policyholder's written application, which is generally prepared under the supervision of one of BLH's trained agents.

       Substantially all the life insurance policies issued by Conseco's subsidiaries are underwritten individually, although standardized underwriting procedures have been adopted for certain low face-amount life insurance coverages. After initial processing, BLH reviews each file and obtains the information needed to make an underwriting decision (such as medical examinations, doctors' statements and special medical tests). After collecting and reviewing the information, BLH either: (i) issues the policy as applied for or with an extra premium charge because of unfavorable factors; or (ii) rejects the application. BLH underwrites group insurance policies based on the characteristics of the group and its past claim experience. Underwriting with respect to single premium deferred annuities ("SPDAs") and flexible premium deferred annuities ("FPDAs") is minimal.

       REINSURANCE

       Consistent with the general practice of the life insurance industry, the Company's subsidiaries reinsure portions of the coverage provided by their insurance products with other insurance companies under agreements of indemnity reinsurance. Reinsurance assumed from other companies is not significant.

       Indemnity reinsurance agreements are intended to limit a life insurer's maximum loss on a large or unusually hazardous risk or to obtain a greater diversification of risk. Indemnity reinsurance does not discharge the original insurer's primary liability to the insured. The Company's reinsured business is ceded to numerous reinsurers. The amount of business ceded to any one reinsurer is not material. The Company believes the assuming companies are able to honor all contractual commitments, based on the Company's periodic reviews of their financial statements, insurance industry reports and reports filed with state insurance departments.

       As of December 31, 1995, the policy risk retention limit was $.8 million or less on all of the policies of our subsidiaries. Reinsurance ceded by Conseco's subsidiaries represented 7.8 percent of gross combined life insurance in force and reinsurance assumed by Conseco's subsidiaries represented 1.7 percent of net combined life insurance in force. At December 31, 1995, Conseco's largest reinsurer accounted for less than .06 percent of total insurance liabilities and less than 9 percent of total reinsurance receivables.

       EMPLOYEES

       At  December  31,  1995,  Conseco  had  approximately   3,250  employees,
including approximately: (i) 960 home office employees of Conseco; (ii) 1,320 home office employees of BLH; (iii) 440 branch office employees of BLH; (iv) 310 employees of AGP; and (v) 220 employees of Bankmark. None of the Company's employees is covered by a collective bargaining agreement. Conseco believes that it has excellent relations with its employees.

       GOVERNMENTAL REGULATION

       General

       Conseco's insurance subsidiaries are subject to regulation and supervision by the states in which they transact business. The laws of these jurisdictions generally establish agencies with broad regulatory authority, including the power to: (i) grant and revoke licenses to transact business; (ii) regulate and supervise trade practices and market conduct; (iii) establish guaranty associations; (iv) license agents; (v) approve policy forms; (vi) approve premium rates for some lines of business; (vii) establish reserve requirements; (viii) prescribe the form and content of required financial statements and reports; (ix) determine the reasonableness and adequacy of statutory capital and surplus; and (x) regulate the type and amount of permitted investments.

       Most states also have enacted legislation which regulates insurance holding company systems, including acquisitions, extraordinary dividends, the terms of surplus debentures, the terms of affiliate transactions, and other related matters. Currently, the Company and its insurance subsidiaries have registered as holding company systems pursuant to such legislation in Texas, Missouri, Tennessee, California, Alabama, Iowa and Illinois, and they routinely report to other jurisdictions. For further information on state laws regulating the payment of dividends by insurance company subsidiaries, see "Management's Discussion and Analysis of Consolidated Financial Position and Results of Operations - Consolidated Financial Condition" and note 13 to Conseco's consolidated financial statements.

       The federal government does not directly regulate the insurance business. However, federal legislation and administrative policies in several areas, including pension regulation, age and sex discrimination, financial services regulation and federal taxation, do affect the insurance business. Recently, a number of state legislatures have considered or have enacted legislative proposals that alter, and in many cases increase, the authority of state agencies to regulate insurance companies and holding company systems. In addition, legislation has been introduced from time to time in recent years which, if enacted, could result in the federal government assuming a more direct role in the regulation of the insurance industry.

       State insurance regulators and the NAIC periodically re-examine existing laws and regulations and their application to insurance companies. In recent years, the NAIC has approved, and recommended to the states for adoption and implementation, several regulatory initiatives designed to decrease the risk of insolvency of insurance companies. These initiatives include risk based capital ("RBC") requirements for determining the levels of capital and surplus an insurer must maintain in relation to its insurance and investment risks. Other NAIC regulatory initiatives impose restrictions on an insurance company's ability to pay dividends to its stockholders. These initiatives may be adopted by the various states in which the Company's subsidiaries are licensed; the ultimate content and timing of any statutes and regulations adopted by the states cannot be determined at this time. It is not possible to predict the future impact of changing state and federal regulation on the Company's operations, and there can be no assurance that existing insurance related laws and regulations will not become more restrictive in the future or that laws and regulations enacted in the future will not be more restrictive.

       The NAIC's RBC requirements, which became effective December 31, 1993, are intended to be used as an early warning tool to help insurance regulators identify deteriorating or weakly capitalized companies in order to initiate regulatory action. Such requirements are not intended as a mechanism for ranking adequately capitalized companies. The formula defines a new minimum capital standard which supplements the low, fixed minimum capital and surplus requirements previously implemented on a state-by-state basis.

       The NAIC's RBC requirements provide for four levels of regulatory attention, varying with the ratio of the company's total adjusted capital (defined as the total of its statutory capital, surplus, asset valuation reserve and certain other adjustments) to its RBC. If a company's total adjusted capital is less than 100 percent but greater than or equal to 75 percent of its RBC, or if a negative trend (as defined by the regulators) has occurred and total adjusted capital is less than 125 percent of RBC (the "Company Action Level"), the company must submit a comprehensive plan to the regulatory authority proposing corrective actions aimed at improving its capital position. If a company's total adjusted capital is less than 75 percent but greater than or equal to 50 percent of its RBC (the "Regulatory Action Level") , the regulatory authority will perform a special examination of the company and issue an order specifying corrective actions that must be followed. If a company's total adjusted capital is less than 50 percent but greater than or equal to 35 percent of its RBC (the "Authorized Control Level"), the regulatory authority may take any action it deems necessary, including placing the company under regulatory control. If a company's total adjusted capital is less than 35 percent of its RBC (the "Mandatory Control Level") the regulatory authority must place the company under its control. At December 31, 1995, the total adjusted capital for each of Bankers Life, American Life, Great American Reserve and Beneficial Standard was approximately equal to or greater than twice the respective Company Action Levels.

       The Texas Insurance Department adopted its own RBC requirements, the stated purpose of which is to require a minimum level of capital and surplus to absorb the financial, underwriting, and investment risks assumed by an insurer. Texas' RBC requirements differ from those adopted by the NAIC in two principal respects: (i) they use different elements to determine minimum RBC levels in their calculation formulas; and (ii) the Texas Regulations do not stipulate "Action Levels" (like those adopted by the NAIC) where corrective actions are required. However, the Commissioner of the Texas Insurance Department does have the power to take similar corrective actions if a company does not maintain the required minimum level of capital and surplus. Under the Texas Regulations, an insurer has met RBC requirements if its admitted assets exceed its liabilities by at least 3 percent. Bankers National and Great American Reserve are domiciled in Texas and must comply with Texas RBC requirements. At December 31, 1995, their admitted assets exceeded liabilities by more than twice the required 3 percent level.

       Effective for statutory annual statements filed for the year ending December 31, 1992, insurance companies are required to establish an asset valuation reserve ("AVR") consisting of two components: a "default component" which provides for future credit- related losses on fixed maturity investments and an "equity component" which provides for losses on all types of equity investments, including real estate. Insurers are also required to establish an interest maintenance reserve ("IMR") for fixed maturity realized capital gains and losses, net of tax, related to changes in interest rates. The IMR must be amortized into earnings on a basis reflecting the remaining period to maturity of the fixed maturity securities sold. State regulatory authorities require that these reserves be established as a liability on a life insurer's statutory financial statements. These reserves do not affect financial statements of the Company prepared in accordance with generally accepted accounting principles ("GAAP").

       The Life/Health Task Force of the NAIC recently adopted Actuarial Guideline No. 33 (the "Guideline") which defines minimum reserves for certain annuity products having multiple benefit streams (including certain annuity products of Conseco's insurance subsidiaries). The Guideline affects the accounting for applicable contracts issued on or after January 1, 1981, in financial statements prepared for state regulatory authorities for years ending on or after December 31, 1995. Implementing the Guideline on December 31, 1995, had an immaterial impact on the financial statements prepared for state regulatory authorities by the Company's insurance subsidiaries.

       Most states have enacted legislation or have adopted administrative regulations which affect the acquisition of control of insurance companies as well as transactions between insurance companies and persons controlling them. The nature and extent of such legislation and regulations vary from state to state. Most states, however, require administrative approval of: (i) the acquisition of 10 percent or more of the outstanding shares of an insurance company incorporated in the state; or (ii) the acquisition of 10 percent or more of the outstanding stock of an insurance holding company whose insurance subsidiary is incorporated in the state. The acquisition of 10 percent of such shares is generally deemed to be the acquisition of control for the purpose of the holding company statutes. It requires not only the filing of detailed information concerning the acquiring parties and the plan of acquisition, but also the receipt of administrative approval prior to the acquisition. In many states, however, an insurance authority may determine that control does not exist, even in circumstances in which a person owns or controls 10 percent or a greater amount of securities.

       Under the solvency or guaranty laws of most states in which they do business, Conseco's insurance subsidiaries may be required to pay guaranty fund assessments (up to certain prescribed limits). Guaranty funds are established by various states to fund policyholder losses or the liabilities of insolvent or rehabilitated insurance companies. These assessments may be deferred or forgiven under most guaranty laws if they would threaten an insurer's financial strength. In certain instances, the assessments may be offset against future premium taxes. Prior to 1991 these assessments were not material. The amount of such assessments has increased in recent years, however, and may increase in future years. The Company's insurance subsidiaries statutory financial statements for the year ended December 31, 1995, include $3.2 million of expenses as a result of such assessments. The likelihood and amount of any other future assessments in addition to estimated amounts accrued at December 31, 1995, cannot be estimated. Such assessments are beyond the control of the Company.

       Approximately once every three years, as part of their routine regulatory oversight process, insurance departments conduct detailed examinations of the books, records and accounts of insurance companies domiciled in their states. Such examinations are generally conducted in cooperation with the departments of two or three other states, under guidelines promulgated by the NAIC. Several examinations of Conseco's life insurance subsidiaries have been recently completed. The conclusions reached did not have a material adverse effect on the Company or its businesses and operations.

       Health Care

       Federal and state regulations have had, and are expected to continue to have, the effect of increasing the regulation of Medicare supplement plans in all states. OBRA mandated, among other things, standardized policy features in Medicare supplement plans. In July 1991, the NAIC implemented regulations creating 10 model Medicare supplement plans (Plans A through J). Plan A provides the least extensive coverage, while Plan J provides the most extensive coverage. Under NAIC regulations, Medicare insurers must offer Plan A, but may offer any of the other plans at their option. BLH currently offers nine of the model plans. BLH has declined to offer Plan J, due in part to its high benefit levels and consequently high costs to the consumer.

       The NAIC model regulation concerning Medicare supplement policies also regulates the profits that insurance companies may earn in respect of any such policies by providing that Medicare supplement policies may not be issued unless it can be expected, as estimated for the period for which the prescribed rate thereunder is to provide coverage, to return to policyholders aggregate benefits equal to at least: (i) 75 percent of the aggregate amount of premiums earned on group policies; and (ii) 65 percent of the aggregate amount of premiums earned on individual policies. Technical corrections to OBRA mandate compliance with these calculations for policies issued prior to the original OBRA regulations. Under this regulation, BLH must file a Medicare Supplement Refund Calculation Form each year. If BLH's actual loss ratio falls below ratios prescribed by the Form by more than a de minimis amount, BLH must make a refund to policyholders. BLH has reviewed the loss ratios on business subject to the NAIC model regulations and currently believes that no significant refunds will be required.

       Numerous proposals to reform the current health care system have been introduced in Congress and the state legislatures. Proposals have included, among other things, modifications to the existing employer-based insurance system, a quasi-regulated system of "managed competition" among health plans, and a single-payer, public program. Changes in health care policy could significantly affect BLH's business. Federal comprehensive major medical or long-term care programs, if proposed and implemented, could partially or fully replace some of BLH's current products, for example. The institution of such programs, however, also could create new opportunities for supplemental insurance similar to BLH's Medicare supplement policies. Reforms also could standardize major medical or long-term care coverages, impose mandated or targeted loss ratios or rate regulation, require the use of community rating or other means that limit the ability of insurers to differentiate among risks, or mandate utilization review or other managed care concepts to determine what benefits would be paid by insurers. These or other proposals could increase the level of competition among health insurers. In addition, changes could be made in Medicare that could necessitate revisions in BLH's Medicare supplement products. Other potential initiatives, designed to tax insurance premiums or shift medical care costs from government to private insurers, could have an adverse effect on BLH's business, although such taxes and costs might be offset in whole or in part by increasing premiums. Depending on their form, proposals designed to reduce health care costs could reduce benefits payable by BLH. BLH is unable to predict what changes to the country's health care system will be enacted, and if enacted, their scope and effects on its business. However, BLH continues to believe that its opportunities will grow under any realistic and affordable health care reform scenario.

       FEDERAL INCOME TAXATION

       The annuity and life insurance products marketed and issued by Conseco's subsidiaries generally provide the policyholder with an income tax advantage, as compared to other saving investments such as certificates of deposit and bonds, in that income taxation on the increase in value of the product is deferred until receipt by the policyholder. With other savings investments, the increase in value is taxed as earned. Annuity benefits, and life insurance benefits which accrue prior to the death of the policyholder, are generally not taxable until paid. Life insurance death benefits are generally exempt from income tax. Also, benefits received on immediate annuities (other than structured settlements) are recognized as taxable income ratably as opposed to the economic accrual methods, which tend to accelerate taxable income into earlier years than which are required for other investments. The tax advantage for annuities and life insurance is provided in the Internal Revenue Code (the "Code"), and is generally followed in all states and other United States taxing jurisdictions. Accordingly, the tax advantage is subject to change by Congress and by the legislatures of the respective taxing jurisdictions.

       Conseco's insurance company subsidiaries are taxed under the life insurance company provisions of the Code. Provisions in the Code require a portion of the expenses incurred in selling insurance products to be deducted over a period of years, as opposed to immediate deduction in the year incurred. This provision increases the tax for statutory accounting purposes which reduces statutory surplus and, accordingly, decreases the amount of cash dividends that may be paid by the life insurance subsidiaries. For 1995, the increase in the Company's current tax due to this provision was $18.4 million.

       The Company had regular tax loss carryforwards at December 31, 1995, of approximately $408 million, portions of which begin expiring in 1999. However, the amount of such loss that may be offset against current taxable income is subject to the following limitations: (i) losses may be offset against income of other corporate entities only if such entities are included in the same consolidated tax return (AGP is currently not eligible for inclusion in a single consolidated tax return); (ii) losses incurred in non-life companies (which comprise most of the loss carryforwards) may offset only a portion of income from life companies in the same consolidated tax return; and (iii) some loss carryforwards may not be available to offset taxable income of entities acquired after the loss was incurred. However, the Company believes it will be able to utilize the loss carryforwards prior to their expiration.

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

       AGP owns the building housing its principal operations in Des Moines, Iowa, consisting of approximately 107,000 square feet of space. The land underlying the building is subject to a long-term lease expiring in 2016, at which time title to the building will pass to the lessor. AGP owns another building housing its operations in Birmingham, Alabama, consisting of 44,000 square feet.

       ITEM 3. LEGAL PROCEEDINGS.

       Conseco and its subsidiaries are involved in lawsuits primarily related to their operations. Most of these lawsuits involve claims under insurance policies or other contracts of the Company. Even though Conseco may be contesting the validity or extent of its liability in response to such lawsuits, the Company has established reserves in its consolidated financial statements which approximate its estimated potential liability or cost of defense. Accordingly, none of the lawsuits currently pending, either individually or in the aggregate, is expected to have a material adverse effect on the Company's consolidated financial condition or results of operations.

       ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

       None.

     OPTIONAL ITEM.  EXECUTIVE OFFICERS OF THE REGISTRANT.


         Officer                                                    Positions with Conseco, principal
    name and age (a)                  Since                      occupation and business experience (b)
    ----------------                  -----                      --------------------------------------
    Stephen C. Hilbert, 50.........   1979           Since 1979, Chairman of the Board and Chief Executive Officer and, since 1988,
                                                     President of Conseco.

    Ngaire E. Cuneo, 45 ...........   1992           Since 1992, Executive Vice President, Corporate Development and, since 1994,
                                                     Director of Conseco; from 1986 to 1992, Senior Vice President and Corporate
                                                     Officer of General Electric Capital Corporation.

    Rollin M. Dick, 64.............   1986           Since 1986, Executive Vice President, Chief Financial Officer and Director of
                                                     Conseco.

    Donald F. Gongaware, 60........   1985           Since 1985, Executive Vice President and Director and, since 1989, Chief
                                                     Operations Officer of Conseco.

    Lawrence W. Inlow, 45..........   1986           Since 1986, Executive Vice President and General Counsel of Conseco.

- -------------------

    (a) The executive officers serve as such at the discretion of the Board of Directors and are elected at the annual meeting of the Board.

    (b)   Business experience is given for at least the last five years.

                                     PART II

       ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS.

       MARKET INFORMATION

       The common stock of Conseco (trading symbol "CNC") has been listed for trading on the New York Stock Exchange (the "NYSE") since 1986. The following table sets forth the quarterly dividends paid per share and the ranges of high and low sales prices per share on the NYSE for the last two fiscal years, based upon information supplied by the NYSE. All applicable per share data have been adjusted for the two-for-one stock split to be distributed on April 1, 1996.

                      Period                                       Market price
                      ------                                    ------------------                 Dividend
                                                                High           Low                   paid
                                                                ----           ---                   ----

                      1994:
         First Quarter......................................  32-1/8        26-9/16               .0625
         Second Quarter.....................................  29-1/16       23-3/16               .0625
         Third Quarter......................................  26-3/16       21-5/8                .0625
         Fourth Quarter.....................................  23-1/8        17-15/16              .0625

                      1995:
         First Quarter......................................  24-5/16       16-1/4                .0625
         Second Quarter.....................................  23-5/16       19-9/16               .0625
         Third Quarter......................................  26-5/8        22-3/4                .01
         Fourth Quarter.....................................  31-9/16       25-7/16               .01

       As of March 5, 1996, there were approximately 13,000 holders of the outstanding shares of common stock, including individual participants in securities position listings.

       DIVIDENDS

       In October 1988, Conseco's Board of Directors adopted a policy of paying regular quarterly cash dividends on its common stock. The first such dividend was $.00625 per share. Subsequent dividends, which were increased to $.0075 per share effective with the dividend paid October 1, 1990, to $.01 per share effective with the dividend paid October 1, 1991, to $.0125 per share effective with the dividend paid January 4, 1993, to $.0625 per share effective with the dividend paid October 1, 1993, have been paid on the first business day of each calendar quarter, after review by the Board of Directors of the Company's interim operating results. On March 3, 1995, Conseco's Board of Directors reduced the quarterly cash dividend to 1 cent per share, effective with the dividend paid in July 1995. Conseco's Board of Directors increased the quarterly cash dividend to be paid on April 1, 1996, to 2 cents per share from the current rate of 1 cent. The Company's general policy is to retain most of its earnings. Retained earnings have been used: (i) to finance the growth and development of the Company's business through acquisitions or otherwise; and (ii) to finance the repurchase of common stock on those occasions when the Company has determined that the use of funds for stock repurchases would not interfere with other cash needs and that its shares were undervalued in the market.

       In February 1993, the Company issued $287.5 million liquidation value Series D Cumulative Convertible Preferred Stock ("Series D Preferred Stock"), on which dividends ($3.25 per share) are cumulative from the date of original issue and are payable quarterly, commencing April 15, 1993. The terms of the Series D Preferred Stock prohibit the payment of cash dividends on capital stock ranking junior to the Series D Preferred Stock if the Company is not current in its Series D dividend payments. The Company paid dividends on the Series D Preferred Stock of $18.5 million, $18.6 million and $13.5 million during 1995, 1994 and 1993, respectively, and is current on its payments.

       On January 23, 1996, the Company issued 4.37 million shares of Preferred Redeemable Increased Dividend Equity Securities, 7% Convertible Preferred Stock ("PRIDES"). Each share of PRIDES pays dividends at the annual rate of 7 percent of the stated $61.125 liquidation preference per share (equivalent to an annual amount of $4.279 per share), payable quarterly commencing February 1, 1996. The shares of PRIDES rank prior to common stock and on parity with the Series D Preferred Stock, as to payment of dividends.

       The principal operating subsidiaries of Conseco are life insurance companies organized under state laws and subject to regulation by state insurance departments. These laws and regulations limit the ability of insurance subsidiaries to make cash dividends, loans or advances to a holding company such as Conseco. However, these laws generally permit the payment, without prior approval, of annual dividends which in the aggregate do not exceed the greater of (or in a few states, the lesser of): (i) the subsidiary's prior year net gain from operations; or (ii) 10 percent of surplus attributable to policyholders at the prior year-end, both computed on the statutory basis of accounting prescribed for insurance companies. For further information on state laws regulating the payment of dividends by insurance subsidiaries, see "Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations - Consolidated Financial Condition" and note 13 to Conseco's consolidated financial statements.

    ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA (a).

                                                                                    Years ended December 31,
                                                                ----------------------------------------------------------
                                                                1995          1994         1993          1992         1991
                                                                ----          ----         ----          ----         ----
                                                                       (Amounts in millions, except per share amounts)
STATEMENT OF OPERATIONS DATA
Insurance policy income.....................................   $1,465.0     $1,285.6     $1,293.8       $378.7      $ 280.8
Investment activity:
  Net investment income.....................................    1,142.6        385.7        896.2        888.6        921.4
  Net trading income (losses) ..............................        2.5         (4.9)        93.1         35.9         50.7
  Net realized gains (losses) ..............................      186.4        (25.6)       149.5        124.3        123.3
Total revenues..............................................    2,855.3      1,862.0      2,636.0      1,523.9      1,391.8
Interest expense on notes payable...........................      119.4         59.3         58.0         46.2         69.9
Total benefits and expenses.................................    2,436.8      1,537.6      2,025.8      1,193.9      1,168.6
Income before income taxes, minority interest and
  extraordinary charge......................................      418.5        324.4        610.2        330.0        223.2
Extraordinary charge on extinguishment of debt, net of tax..        2.1          4.0         11.9          5.3          5.0
Net income..................................................      220.4        150.4        297.0        169.5        116.0
Preferred dividends.........................................       18.4         18.6         20.6          5.5          6.8
Net income applicable to common stock.......................      202.0        131.8        276.4        164.0        109.2

PER SHARE DATA (b)
Net income, primary.........................................     $ 4.69      $ 2.50        $ 4.73      $ 2.71        $ 2.05
Net income, fully diluted...................................       4.22        2.44          4.39        2.70          2.01
Dividends declared per common share.........................       .093         .25           .15        .043          .035
Book value per common share outstanding.....................      20.44       10.45         16.89       10.93          7.73
Shares outstanding at year-end..............................       40.5        44.4          50.6        49.8          49.4
Average fully diluted shares outstanding....................       52.2        61.7          67.0        59.2          50.8

BALANCE SHEET DATA - PERIOD END
Total assets................................................  $17,297.5   $10,811.9     $13,749.3    $11,772.7    $11,832.4
Notes payable for which Conseco is directly liable..........      871.4       191.8         413.0        163.2        177.6
Notes payable of BLH, not direct
   obligations of Conseco...................................      301.5       280.0         290.3        392.0        -
Notes payable of Partnership entities, not
  direct obligations of Conseco.............................      283.2       331.1            -            -         319.3
Total liabilities...........................................   15,782.5     9,743.2      12,382.9     11,154.4     11,321.3
Minority interest...........................................      403.3       321.7         223.8         24.0         79.5
Shareholders' equity .......................................    1,111.7       747.0       1,142.6        594.3        431.6

OTHER FINANCIAL DATA (c)
Premiums collected (d)......................................   $3,129.2    $1,879.1      $2,140.1     $1,464.9     $1,648.7
Operating earnings (e)......................................      131.3       151.7         162.0        114.8         61.5
Operating earnings per fully diluted common share (e).......       2.52        2.46          2.39         1.80         1.05
Shareholders' equity excluding unrealized appreciation
  (depreciation) of fixed maturity securities (f)...........      999.1       884.7       1,055.2        560.3         N/A
Book value per common share outstanding, excluding
  unrealized appreciation (depreciation) of fixed
  maturity securities (f)...................................      17.66       13.55         15.16        10.24         N/A


  (a) Comparison of consolidated financial information in the above table is significantly affected by the Partnership I and Partnership II acquisitions, the sale of WNC and the transactions affecting Conseco's ownership interest in BLH and CCP. For periods beginning with their acquisitions and ending June 30, 1992, Partnership I and its subsidiaries were consolidated with the financial statements of Conseco. Following the completion of the initial public offering by CCP, the Company did not have unilateral control to direct all of CCP's activities and, therefore, did not consolidate the financial statements of CCP with the financial statements of Conseco. As a result of the CCP Merger, the financial statements of CCP's subsidiaries are consolidated with the financial statements of Conseco, effective January 1, 1995. The Company has included BLH in its financial statements since November 1, 1992. Through December 31, 1993, the financial statements of WNC were consolidated with the financial
                                       14

       statements of Conseco. Following the completion of the IPO of WNC (and subsequent disposition of Conseco's remaining equity interest in WNC), the financial statements of WNC were no longer consolidated with the financial statements of Conseco. As of September 29, 1994, the Company began to include in its financial statements the newly acquired Partnership II subsidiary, AGP. Refer to the notes to consolidated financial statements for a description of business combinations.

   (b) All share and per share amounts have been restated to reflect the two-for-one stock split paid April 1, 1996.

   (c) Amounts under this heading are included to assist the reader in analyzing the Company's financial position and results of operations. Such amounts are not intended to, and do not, represent insurance policy income, net income, net income per share, shareholders' equity or book value per share prepared in accordance with generally accepted accounting principles ("GAAP").

   (d) Includes premiums received from annuities and universal life policies, which are not reported as revenues under GAAP.

   (e) Represents income before extraordinary charge, excluding net trading income (losses) (net of income taxes), net realized gains (losses) on investments (less that portion of change in future policy benefits, amortization of cost of policies purchased and the cost of policies produced and income taxes relating to such gains) and restructuring activities (net of income taxes).

   (f) Excludes the effects of reporting fixed maturities at fair value and recording the unrealized gain or loss on such securities as a component of shareholders' equity, net of tax and other adjustments, which the Company began to do in 1992. Such adjustments are in accordance with Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115"), as described in note 1 to the consolidated financial statements included elsewhere herein.

       ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

       This  discussion  should  be read in  conjunction  with the  accompanying consolidated financial statements, notes thereto and financial statistics. Changes in 1995, 1994 and 1993 balances in the consolidated financial statements are caused primarily by the transactions described in note 1 "Significant Accounting Policies - Basis of Presentation" and note 2 "Acquisitions/Dispositions" to the consolidated financial statements.

       RESULTS OF OPERATIONS

       Conseco generates earnings primarily by operating life insurance companies and providing services to affiliates and nonaffiliates for fees. In the past, Conseco was also active in acquiring and restructuring life insurance companies in partnership with other investors.

       Life Insurance Company Operations

       The Company's life insurance operations are conducted through four activities: (i) senior market operations, consisting of the activities of BLH;
(ii) annuity operations, consisting of the activities of the Company's annuity companies (Great American Reserve and Beneficial Standard); (iii) other life insurance operations, consisting of the activities of the Company's other wholly owned subsidiaries (National Fidelity, Bankers National and Lincoln American), which have profitable blocks of business but do not currently market their products to new customers; and (iv) Partnership II operations, consisting of the activities of AGP.

       Life insurance operation earnings increase when Conseco: (i) improves the profitability of owned companies by increasing their sales, investment income or product profitability, or by reducing their expenses; (ii) increases its ownership interest in the partially owned companies; or (iii) acquires an interest in additional companies.

       Fee-Based Operations

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

       Restructuring Activities

       Since commencing operations in 1982, Conseco has acquired 12 life insurance companies and related businesses. Conseco acquired the first seven as wholly owned subsidiaries and the last five through its acquisition partnership. Recent acquisition activity is described in notes 1 and 2 to the consolidated financial statements. All acquisitions have been accounted for as purchases. Therefore, activities of the acquired companies have been included in Conseco's results of operations beginning with the date of purchase.

       Of the first seven companies acquired by Conseco as wholly owned subsidiaries, four were subsequently sold (including WNC through an IPO in February 1994 and the subsequent sale of Conseco's remaining interest in WNC in December 1994, as described in note 2 to the consolidated financial statements). Three remain as wholly owned subsidiaries. The first three companies acquired by Partnership I (two of which were merged at the end of 1994) are now wholly owned subsidiaries of Conseco. The fourth and final acquisition of Partnership I became a wholly owned subsidiary of BLH, in which Conseco currently holds a 90.5 percent interest. In addition, Conseco currently holds a 36 percent interest in the acquisition made by Partnership II. Conseco records the activities of acquired companies in its insurance operations segment. Conseco also provides services to acquired companies, thereby generating income in the fee-based operations segment. Incentive compensation earned by exceeding prescribed returns to the partners and restructuring gains realized from the sale of portions of the acquired entities are reflected in the restructuring segment.

       Recently, there has been a change in the financial structure required to acquire life insurance companies while maintaining competitive ratings from A.M. Best and other rating agencies. As a result, Conseco believes it is no longer feasible to acquire life insurance companies through highly leveraged transactions, such as those made in the past by the acquisition partnerships. Conseco, therefore, terminated Partnership II in March 1996. Conseco may accomplish future acquisitions through different financial structures, including acquisitions using its equity capital or other means.

       In addition to its life insurance acquisitions, two wholly owned subsidiaries (Conseco Private Capital Group and Conseco Global Investments) make direct strategic investments in growing companies, providing these firms with the capital or financing they need to continue their growth, make acquisitions or realize the potential of their businesses. When these investments are sold, Conseco reports the gains in this segment.

       Analysis of Net Income and Fully Diluted Earnings Per Share

       The following table shows the sources of Conseco's net income (after taxes and minority interest) for the last three years:

                                                                                        1995          1994         1993
                                                                                        ----          ----         ----
                                                                                              (Dollars in millions)
Life Insurance Operations:
    Senior market operations:
        Operating earnings............................................................   $83.1        $ 68.9        $ 36.9
        Net trading income (losses)...................................................     1.0           (.6)          6.9
        Net realized gains (losses)...................................................     1.7          (3.4)          2.9
        Extraordinary charge .........................................................    (1.4)           -           (3.1)
                                                                                         -----         -----        -----
           Net income.................................................................    84.4          64.9          43.6
                                                                                         -----         -----        -----
    Annuity operations:
        Operating earnings............................................................    39.8          23.7          24.9
        Net trading income (losses)...................................................     1.0           (.2)          5.5
        Net realized gains (losses)...................................................     1.0           (.5)          4.2
        Extraordinary charge..........................................................      -           (2.1)           -
                                                                                         -----         -----        -----
           Net income.................................................................    41.8          20.9          34.6
                                                                                         -----         -----        -----
    Other life insurance operations:
        Operating earnings............................................................    15.0          23.5          27.5
        Net trading income (losses)...................................................    (1.5)          (.7)          8.6
        Net realized losses...........................................................    (5.2)         (9.1)         (1.3)
                                                                                         -----         -----        -----
           Net income.................................................................     8.3          13.7          34.8
                                                                                         -----         -----        -----
    Partnership II operations:
        Operating earnings............................................................    12.4           1.5           -
        Trading income................................................................      .2           -             -
        Net realized gains............................................................    10.2           -             -
        Extraordinary charge..........................................................     (.7)          -             -
                                                                                         -----         -----        -----
           Net income.................................................................    22.1           1.5           -
                                                                                         -----         -----        -----
    WNC:
        Operating earnings............................................................     -            43.1         93.4
        Net trading income............................................................     -             2.6         32.1
        Net realized gains (losses)...................................................     -            (7.1)         4.5
                                                                                         -----         -----        -----
           Net income.................................................................     -            38.6        130.0
                                                                                         -----         -----        -----
Fee-based operations..................................................................    20.1          25.1         14.3
                                                                                         -----         -----        -----
Restructuring activities..............................................................    87.1          23.2         83.3
                                                                                         -----         -----        -----
Interest and other:
    Interest expense on notes payable.................................................   (32.6)        (18.0)       (19.9)
    Operating expenses, net of revenues ..............................................    (6.5)        (16.1)       (15.1)
    Net trading losses................................................................    (1.5)         (1.4)         (.7)
    Net realized gains (losses).......................................................    (2.8)          (.1)          .9
    Extraordinary charge..............................................................      -           (1.9)        (8.8)
                                                                                         -----         -----        -----
        Net loss......................................................................   (43.4)        (37.5)       (43.6)
                                                                                         -----         -----        -----

                            (continued on next page)

                         (continued from previous page)

                                                                                        1995          1994         1993
                                                                                        ----          ----         ----
                                                                                              (Dollars in millions)
Consolidated earnings:
    Operating earnings................................................................   $131.3       $151.7      $162.0
    Net trading income (losses).......................................................      (.8)         (.3)       52.4
    Net realized gains (losses).......................................................      4.9        (20.2)       11.2
    Restructuring income..............................................................     87.1         23.2        83.3
    Extraordinary charge..............................................................     (2.1)        (4.0)      (11.9)
                                                                                         ------       ------      ------

        Net income....................................................................   $220.4       $150.4      $297.0
                                                                                         ======       ======      ======


         The following table shows the sources of Conseco's fully diluted earnings per share for the last three years:

                                                                                        1995          1994         1993
                                                                                        ----          ----         ----
Life Insurance Operations:
    Senior market operations:
        Operating earnings............................................................    $1.60      $1.12        $ .55
        Net trading income (losses)...................................................      .02       (.01)         .10
        Net realized gains (losses)...................................................      .03       (.06)         .05
        Extraordinary charge..........................................................     (.03)         -         (.05)
                                                                                           ----       ----         ----
           Net income.................................................................     1.62       1.05          .65
                                                                                           ----       ----         ----
    Annuity operations:
        Operating earnings............................................................      .76        .38          .37
        Net trading income (losses)...................................................      .02         -           .08
        Net realized gains (losses)...................................................      .02       (.01)         .06
        Extraordinary charge..........................................................       -        (.03)          -
                                                                                           ----       ----         ----
           Net income.................................................................      .80        .34          .51
                                                                                           ----       ----         ----
    Other life insurance operations:
        Operating earnings ...........................................................      .29        .38          .40
        Net trading income (losses)...................................................     (.03)      (.01)         .13
        Net realized losses...........................................................     (.10)      (.15)        (.02)
                                                                                           ----       ----         ----
          Net income..................................................................      .16        .22          .51
                                                                                           ----       ----         ----
    Partnership II operations:
        Operating earnings............................................................      .24        .02           -
        Trading income................................................................      -           -            -
        Net realized gains............................................................      .19         -            -
        Extraordinary charge..........................................................     (.01)        -            -
                                                                                           ----       ----         ----
           Net income ................................................................      .42        .02           -
                                                                                           ----       ----         ----
    WNC:
        Operating earnings............................................................      -          .70         1.37
        Net trading income............................................................      -          .04          .47
        Net realized gains (losses)...................................................      -         (.11)         .06
                                                                                           ----       ----        -----
           Net income.................................................................      -          .63         1.90
                                                                                           ----       ----        ----
Fee-based operations..................................................................      .38        .41          .21
                                                                                           ----       ----        ----
Restructuring activities..............................................................     1.67        .38         1.25
                                                                                           ----       ----        ----
Interest and other:
    Interest expense on notes payable.................................................     (.62)      (.29)        (.29)
    Operating expenses ...............................................................     (.13)      (.26)        (.22)
    Net trading losses................................................................     (.03)      (.03)        (.01)
    Net realized gains................................................................     (.05)       -            .01
    Extraordinary charge..............................................................       -        (.03)        (.13)
                                                                                           ----       ----         ----
        Net loss......................................................................     (.83)      (.61)        (.64)
                                                                                           ----       ----         ----

                            (continued on next page)

                         (continued from previous page)

                                                                                        1995          1994         1993
                                                                                        ----          ----         ----
Consolidated earnings:
    Operating earnings................................................................   $2.52        $2.46      $2.39
    Net trading income (losses).......................................................    (.02)        (.01)       .77
    Net realized gains (losses).......................................................     .09         (.33)       .16
    Restructuring income..............................................................    1.67          .38       1.25
    Extraordinary charge..............................................................    (.04)        (.06)      (.18)
                                                                                         -----        -----      -----
        Net income....................................................................   $4.22        $2.44      $4.39
                                                                                         =====        =====      =====

        The following table analyzes changes in Conseco's fully diluted earnings per share:

                                                                                               1995              1994
                                                                                            compared to       compared to
                                                                                               1994              1993
                                                                                               ----              ----
Fully diluted earnings per share:
    Current year............................................................................. $ 4.22            $ 2.44
    Prior year...............................................................................   2.44              4.39
                                                                                               -----            ------
          Net increase (decrease)............................................................  $1.78            $(1.95)
                                                                                               =====            ======
Increase (decrease)  related to changes in income:  Operations of life insurance companies:
       Operating earnings:
          Senior market operations........................................................... $  .23            $  .48
          Annuity operations ................................................................    .26              (.01)
          Other life insurance operations....................................................   (.14)             (.06)
          Partnership II operations..........................................................    .18               .02
          WNC................................................................................   (.70)             (.73)
       Net trading income (losses)...........................................................   (.01)             (.76)
       Net realized gains (losses)...........................................................    .45              (.45)
       Extraordinary charge..................................................................     -                .02
                                                                                               -----             -------

          Increase (decrease) from operations of life insurance companies....................    .27              (1.49)

    Fee-based operations.....................................................................   (.08)               .17
    Restructuring activities.................................................................   1.04               (.90)
    Interest and other.......................................................................   (.10)               .08
                                                                                               -----             -------
         Total related to changes in income..................................................   1.13              (2.14)

Increase related to issuances and repurchases of common
    or common equivalent shares..............................................................    .65                .19
                                                                                               -----             -------

         Net increase (decrease).............................................................  $1.78             $(1.95)
                                                                                               =====             ======


Additional Discussion of Consolidated Statement of Operations for the Three Years Ended December 31, 1995:

       The following tables and narratives summarize amounts reported in the consolidated statement of operations. Many of the changes from period to period resulted from: (i) the acquisition of AGP on September 29, 1994; and (ii) changes in Conseco's ownership in BLH, WNC and CCP.

Life Insurance Operations:

Senior Market Operations:

                                                                                        1995          1994         1993
                                                                                        ----          ----         ----
                                                                                              (Dollars in millions)
Revenues:
  Insurance policy income...........................................................  $1,247.2      $1,213.8     $1,200.7
  Investment activity:
     Net investment income..........................................................     247.2         219.5        174.7
     Net trading income (losses)....................................................       2.5          (1.6)        31.5
     Net realized gains (losses)....................................................      22.1          (9.8)        43.6
Total revenues......................................................................   1,522.4       1,437.0      1,450.5
Benefits and expenses:
  Insurance policy benefits and change in future policy benefits....................     940.2         883.8        864.3
  Interest expense on annuities and financial products..............................      77.7          59.7         36.5
  Interest expense on notes payable.................................................      30.4          30.9         36.0
  Amortization related to operations ...............................................     120.8         118.3        116.9
  Amortization related to realized gains (losses)...................................      17.4          (3.2)        30.5
  Other operating costs and expenses................................................     142.4         143.7        154.3
Income before taxes, minority interest and extraordinary charge.....................     188.4        197 .1        208.1
Income tax expense..................................................................      71.8          76.5         80.2
Income before minority interest.....................................................     116.6         120.6        127.9
Minority interest...................................................................      30.8          55.7         81.2
Extraordinary charge (net of minority interest:
   1995 - $.2 million; 1993 - $4.8 million).........................................      (1.4)          -           (3.1)
Net income..........................................................................      84.4          64.9         43.6

Summarized by  component,  all net of  applicable  expenses,  taxes and minority interest:
     Operating earnings ............................................................      83.1          68.9         36.9
     Net trading income (losses) ...................................................       1.0           (.6)         6.9
     Net realized gains (losses) ...................................................       1.7          (3.4)         2.9
     Extraordinary charge on extinguishment of debt.................................      (1.4)            -         (3.1)
     Net income ....................................................................      84.4          64.9         43.6

       General. Conseco acquired a 44 percent ownership interest in BLH in November 1992, the date BLH was acquired by Partnership I. In March 1993, BLH completed an IPO of its common stock, thus reducing Conseco's ownership to 31 percent. On September 30, 1993, Conseco acquired 13.3 million additional common shares of BLH, increasing its ownership interest to 56 percent. During 1994, BLH acquired 1.8 million shares of its common stock at a cost of $35.7 million, which increased Conseco's ownership interest in BLH to 58 percent. During 1995, BLH repurchased 2.2 million shares of its common stock at a cost of $42.1 million and Conseco acquired 12.8 million shares of BLH common stock for $262.4 million. As a result of these transactions, Conseco's ownership in BLH increased to 88 percent as of December 31, 1995 (it was 90.5 percent as of March 5, 1996). Conseco's weighted average ownership of BLH during 1995 was 74 percent. At December 31, 1995, the BLH shares owned by Conseco had a net carrying value of approximately $958.9 million and a cost of $575.5 million. All activities of BLH are included in Conseco's financial statements on a consolidated basis since November 1, 1992. Conseco's minority interest adjustment, however, removes the portion of BLH's net income applicable to other owners.

       Insurance policy income is comprised primarily of individual health premiums, which increased as a result of increases in Medicare supplement and long-term care premiums, partially offset by the decrease in major medical products that was anticipated due to prior steps taken to improve the profitability of this product.

       Net investment income increased 13 percent in 1995 and 26 percent in 1994. Average invested assets (amortized cost basis) increased 11 percent in 1995, to $3.4 billion, and 32 percent, to $3.0 billion, in 1994. For 1995 compared to 1994, the percentage increase in net investment income was greater than the percentage increase in average invested assets because the yield earned on average invested assets increased to 7.3 percent in 1995 from 7.2 percent in 1994. For 1994 compared to 1993, the percentage increase in net investment income was less than the percentage increase in average invested assets because the yield earned on average invested assets decreased to 7.2 percent in 1994 from 7.6 percent in 1993.

       Invested assets grew as a result of: (i) recurring operations; (ii) the recapture in 1994 and 1993 of reinsurance treaties with related assets totaling $371 million and $182 million, respectively; and (iii) capital transactions in connection with BLH's IPO, as discussed in the notes to the consolidated financial statements.

       Net trading income and losses often fluctuate from year to year, based on market conditions for trading activities.

       Net realized gains and losses often fluctuate from year to year. BLH sold approximately $1.0 billion of fixed maturity securities in 1995, $1.2 billion in 1994 and $2.2 billion in 1993. Net realized gains in 1995 were net of a $2.2 million writedown of certain exchange-rate linked securities as a result of currency fluctuations and a $5.0 million writedown of two corporate securities as a result of changes in conditions which caused BLH to conclude that a decline in their fair values was other than temporary.

       Selling securities at a gain and reinvesting the proceeds at lower yields may, absent other management action, tend to decrease future investment yields. The Company believes, however, the following factors would mitigate the adverse effect of such decreases on net income: (i) the Company recognizes additional amortization of the cost of policies purchased and the cost of policies produced in the same period as the gain in order to reflect reduced future yields (thereby reducing such amortization in future periods); (ii) the Company can reduce interest rates credited to some products thereby diminishing the effect of the yield decrease on the investment spread; and (iii) the investment portfolio grows as a result of reinvesting the realized gains.

       Realized investment gains (losses) affect the timing of the amortization of cost of policies purchased and cost of policies produced. See amortization related to realized gains and losses below.

       Insurance policy benefits and change in future policy benefits have increased primarily because of: (i) the higher incidence of medical provider claims in the Medicare supplement line; and (ii) the increased amount of business in force, on which benefits are incurred. The table below summarizes insurance policy income and the ratio of policy benefits to insurance policy income for the Company's individual health and group products.

                                                                              1995             1994              1993
                                                                              ----             ----              ----
                                                                                       (Dollars in millions)
Medicare supplement
    Insurance policy income..............................................   $605.5           $588.8            $559.3
    Ratio of policy benefits to insurance policy income..................     71.3%            65.9%             63.8%
Long-term care
    Insurance policy income .............................................    151.4            127.8             112.3
    Ratio of policy benefits to insurance policy income..................     60.5%            63.5%             60.8%
Other individual health lines
    Insurance policy income..............................................    104.7            119.9             145.4
    Ratio of policy benefits to insurance policy income  ................     49.4%            56.6%             58.7%
Group life and health
    Insurance policy income..............................................    284.8            276.6             289.7
    Ratio of policy benefits to insurance policy income  ................     98.5%            97.7%             97.9%

       The ratio of policy benefits to insurance policy income for Medicare supplement policies in 1995 reflects a higher incidence of claims. Additionally, federal legislation regarding the standardization of Medicare supplement plans for policies issued after 1991 (see "Business of Conseco - Regulation"), including the establishment of minimum loss ratios, has had the effect of increasing Medicare supplement loss ratios, since a greater percentage of Bankers' in-force premiums now relate to policies issued after 1991.

       Changes in the ratio of policy benefits to insurance policy income for long-term care policies reflect fluctuations in claim experience and reserve development.

       Insurance policy income related to other individual health lines has declined over the last three years. BLH has taken steps to increase the profitability of these products; premiums have decreased as a result. Profitability of this line continues to be favorably impacted by such actions, as reflected in the improved ratio of policy benefits to insurance policy income.

       The group business consists principally of health insurance products and administrative services. This product effectively shifts most or all of the risks of adverse loss experience to the insured, limiting BLH's underwriting risk over time. These group policies generally permit premiums to be adjusted prospectively to reflect the historical loss experience of the group.

       Interest expense on annuities and financial products increased over the last three years as a result of the increase in annuity reserves due to: (i) the reinsurance recapture transactions described above; and (ii) increased new sales. At December 31, 1995, 1994 and 1993, the weighted average crediting rate for the Company's annuity liabilities, excluding interest bonuses guaranteed for the first year of the annuity contract, was 5.4 percent, 5.4 percent and 5.7 percent, respectively.

       Amortization related to operations was primarily affected by: (i) the increase in the amount of business in force on which acquisition costs are capitalized and amortized in subsequent periods; and (ii) the increase in goodwill related to Conseco's purchases of additional shares of BLH's common stock on September 30, 1994 and in 1995.

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

       Cost of policies purchased represents the portion of Conseco's cost to acquire BLH that is attributable to the right to receive cash flows from insurance contracts in force at the acquisition dates. Some costs incurred subsequent to the purchases on policies issued prior to such dates, which otherwise would have been deferred had it not been for the purchases (because they vary with and are primarily related to the production of the acquired interests in policies), are expensed. Such costs are primarily comprised of certain commissions paid in excess of ultimate commissions which have been expensed as operating expense. However, such amounts were considered in determining the cost of policies purchased and its amortization.

       Amortization related to realized gains (losses) fluctuated in the last three years as a result of the changes in realized gains and losses discussed above.

       Interest expense on notes payable decreased over the last three years. Debt was reduced through scheduled and unscheduled principal payments totaling $16.0 million, $11.0 million and $130.0 million in 1995, 1994 and 1993, respectively.

       Income tax expense fluctuated during the last three years primarily in relationship to pretax income. The effective tax rate of 38 percent for 1995 and 39 percent for 1994 and 1993 exceeded the statutory corporate income tax rate (35 percent) primarily because goodwill amortization is not deductible for federal income tax purposes.

       Minority interest declined in each year as Conseco's ownership interest in BLH increased as previously discussed.

       Extraordinary charge related to BLH's prepayment of debt. The 1995 charge was primarily the result of BLH's retirement of its senior term loan using the proceeds from a $110.0 million credit facility. Conseco's share of this charge was $1.4 million. In 1993 BLH retired all of its junior notes, prepaid a portion of its senior term loan and repurchased $20 million of its Series B Senior Subordinated Notes, resulting in an extraordinary charge of $7.9 million. Conseco's share of this charge was $3.1 million.

Annuity Operations:


                                                                                For the years ended December 31,
                                                                 ---------------------------------------------------------------
                                                                     1995               1994                        1993
                                                                 -----------     --------------------      ---------------------
                                                                                        (Dollars in millions)

                                                                   Included in              Included in                Included in
                                                                   Conseco's      Total     Conseco's       Total      Conseco's
                                                                   accounts        CCP      accounts         CCP       accounts
                                                                   --------        ---      --------         ---       --------
Revenues:
   Insurance policy income....................................      $109.3       $114.5     $   -          $127.8      $   -
   Investment activity:
      Net investment income...................................       393.1        367.8         -           412.9          -
      Net trading income (losses).............................         3.2          (.9)        -            24.3          -
      Net realized gains......................................        27.6          2.9         -            55.8          -
   Equity in earnings of CCP..................................         -            -          24.7           -           37.4
   Equity in earnings of BLH..................................         -            -           -             1.2          -
   Gain on sale of stock by BLH...............................         -            -           -            10.5          -
Total revenues................................................       533.2        484.3        24.7         632.5         37.4
Benefits and expenses:
   Insurance policy benefits and change in future policy
     benefits.................................................        71.9         75.8         -            77.0          -
   Interest expense on annuities and financial products.......       229.1        208.6         -           243.5          -
   Interest expense on notes payable..........................        13.7         10.7         -            16.1          -
   Interest expense on short-term investment borrowings.......         9.3          5.2         -             4.4          -
   Amortization related to operations ........................        34.4         25.3         -            29.4          -
   Amortization related to realized gains.....................        24.8          3.7         -            36.4          -
   Other operating costs and expenses.........................        49.9         54.6         -            52.2          -
Income before taxes, minority interest and extraordinary
    charge....................................................       100.1        100.4        24.7         173.5         37.4
Income tax expense ...........................................        37.9         37.4         1.7          65.9          2.8
Income before minority interest and extraordinary charge......        62.2         63.0        23.0         107.6         34.6
Minority interest ............................................        20.4          -           -             -            -
Extraordinary charge..........................................         -           (4.9)       (2.1)          -            -
Net income....................................................        41.8         58.1        20.9         107.6         34.6

Summarized by  component,  all net of  applicable  expenses, taxes and minority interest:
      Operating earnings .....................................        39.8         64.7        23.7          81.1         24.9
      Net trading income (losses).............................         1.0          (.6)        (.2)         15.8          5.5
      Net realized gains (losses).............................         1.0         (1.1)        (.5)         10.7          4.2
      Extraordinary charge....................................         -           (4.9)       (2.1)          -            -
      Net income .............................................        41.8         58.1        20.9         107.6         34.6


       General. The annuity operations include earnings from the former CCP subsidiaries, Beneficial Standard and Great American Reserve. As described in the notes to the consolidated financial statements, the CCP subsidiaries became wholly owned subsidiaries of Conseco upon the CCP Merger in August 1995. Conseco's consolidated statement of operations reflects these operations on the equity method in 1994 and 1993 based on Conseco's 42 percent and 37 percent average ownership of CCP during those years. Conseco's consolidated statement of operations reflects these operations on a consolidated basis in 1995, based on Conseco's 49 percent average ownership for the first eight months and 100 percent ownership for the last four months of the year. The minority interest adjustment removes from Conseco's net income the portion applicable to other owners during the 1995 period prior to the CCP Merger.

       Insurance policy income consists of premiums received on traditional life insurance products and policy fund and surrender charges assessed against investment type products. This account decreased in the last three years as a result of a decrease in sales of policies with mortality or morbidity risks, partially offset by an increase in surrender charges resulting from higher annuity policy withdrawals. Surrender charges assessed against annuity withdrawals were $9.8 million, $8.0 million and $9.4 million in 1995, 1994 and 1993, respectively, and annuity withdrawals were $359.5 million, $353.8 million and $245.0 million for the same periods, respectively. Increases in withdrawals were primarily due to the increased size of CCP's annuity portfolio and increased competition from higher yielding alternative investment products.

       Net investment income increased 6.9 percent in 1995 and decreased 11 percent in 1994. Average invested assets (amortized cost basis) increased 3.5 percent in 1995 to $4.8 billion and increased 1.0 percent in 1994 to $4.7 billion. For 1995 compared to 1994, the percentage increase in net investment income was greater than the percentage increase in average invested assets because: (i) the yield earned on average invested assets increased to 8.2 percent in 1995 from 7.9 percent in 1994; (ii) net investment income generated on dollar-roll transactions increased to $11.7 million in 1995 from $6.7 million in 1994; and (iii) net investment income on separate account assets increased to $19.2 million in 1995 from $2.3 million in 1994. Net investment income from separate account assets for all periods is offset by a corresponding change to interest expense on annuities and financial products. For 1994 compared to 1993, the percentage increase in net investment income was less than the percentage increase in average invested assets because: (i) the yield earned on average invested assets decreased to 7.9 percent in 1994 from 8.9 percent in 1993; and
(ii) net investment income from separate account assets decreased to $2.3 million from $11.8 million in 1993.

       Although investment portfolio yields fluctuated during these periods, CCP maintained a comparable level of profitability from investment spreads by adjusting credited interest rates on annuities and financial products to permit the net spread percentage to remain relatively constant.

       Net realized gains (losses) often fluctuate from period to period. The annuity operations sold $1.7 billion of fixed maturity securities in 1995, $1.2 billion in 1994 and $2.1 billion in 1993. Net realized gains in 1995 included $6.1 million of investment writedowns taken as a result of conditions which caused the Company to conclude that declines in fair value of certain securities were other than temporary.

       The effect of net realized gains (losses) on the amortization of cost of policies purchased and the cost of policies produced is discussed above under BLH. Also see amortization related to net realized gains (losses) below.

       Insurance policy benefits and change in future policy benefits relate solely to policies with mortality or morbidity features. The decrease in these amounts correspond with the decrease in the in-force block of such policies.

       Interest expense on annuities and financial products increased 10 percent in 1995 over 1994 primarily due to: (i) an increase in the annuity business in force (1995 insurance liabilities increased by $88.7 million, or 2.1 percent, over 1994); and (ii) fluctuations in charges to the account related to investment income from separate account assets as described above under net investment income. Such amount decreased 14 percent in 1994 compared to 1993 primarily due to: (i) lower crediting rates; and (ii) fluctuations in charges to the account related to investment income for separate accounts assets. At December 31, 1995, 1994 and 1993, the weighted average crediting rate for the Company's annuity liabilities, excluding interest bonuses guaranteed for the first year of the annuity contract, was 5.5 percent, 5.7 percent and 6.0 percent, respectively.

       Interest expense on notes payable increased in 1995 as a result of a higher average notes payable balance which were subject to higher interest rates in 1995. The decrease in 1994 resulted from lower interest rates on a lower average notes payable balance. The average principal balance of notes payable during 1995, 1994 and 1993 was $178 million, $143 million and $210 million, respectively.

       CCP issued $200 million of 10.5 percent senior notes in December 1994. Proceeds from the notes were used, in part, to repay outstanding debt. Conseco's 1994 earnings included a $2.1 million extraordinary charge related to such prepayment. After the CCP Merger, these notes became direct obligations of Conseco. The interest expense related to the senior notes is recorded in the "Interest and Other" segment after the CCP Merger date.

       Interest expense on investment borrowings in the last three years reflected changes in investment borrowing activities and the higher interest rates paid on such borrowings during 1995.

       Amortization related to operations was primarily affected by the changes in the amount of business in force on which acquisition costs are capitalized and amortized.

       Amortization related to net realized gains (losses) fluctuated in the last three years as a result of the fluctuations in realized gains and losses discussed above.

       Other operating costs and expenses decreased in 1995 as a result of restructurings made under the Company's expense reduction program.

       Income tax expense fluctuated in relationship to income before income taxes during the last three years.

Other Life Insurance Operations:

                                                                                           1995         1994         1993
                                                                                           ----         ----         ----
                                                                                                (Dollars in millions)
Revenues:
    Insurance policy income..............................................................   $50.4      $ 58.2        $ 72.3
    Investment activity:
      Net investment income..............................................................    71.3        75.5         110.2
      Net trading income (losses)........................................................    (2.4)       (1.1)         13.4
      Net realized gains (losses)........................................................    (6.9)      (16.2)         11.5
Total revenues...........................................................................   112.4       116.4         207.4
Benefits and expenses:
    Insurance policy benefits and change in future policy benefits.......................    62.3        64.8          82.3
    Interest expense on annuities and financial products.................................    19.8        13.7          38.9
    Amortization related to operations ..................................................     5.0         5.7           7.6
    Amortization related to realized gains (losses)......................................     1.0        (2.1)          11.5
    Other operating costs and expenses...................................................    10.7        10.7          12.0
Income before taxes .....................................................................    14.5        23.5          55.0
Income tax expense ......................................................................     6.2         9.8          20.2
Net income...............................................................................     8.3        13.7          34.8

Summarized by component, all net of applicable expenses and taxes:
      Operating earnings ................................................................    15.0        23.5          27.5
      Net trading income (losses) .......................................................    (1.5)        (.7)          8.6
      Net realized gains (losses)........................................................    (5.2)       (9.1)         (1.3)
      Net income ........................................................................     8.3        13.7          34.8


     Insurance policy income related primarily to premiums from products with mortality and morbidity features. Recent declines have resulted from decreased emphasis on generating new premiums from such products.

     Net investment income declined in 1995 as the result of a decrease in invested assets on this segment's closed block of business, as well as decreased yields earned on such assets. The decline in 1994 was primarily a result of the recapture of a block of business by WNC from Conseco's other life insurance subsidiaries on March 31, 1993, which resulted in a decrease of $1.3 billion in insurance liabilities and invested assets. In addition, the redemption of fixed maturity investments prior to their scheduled maturity date resulted in additional investment income (losses) of approximately $(.1) million in 1995, $.1 million in 1994 and $3.7 million in 1993.

     Net trading income and losses often fluctuate from year to year based on market conditions for trading activities.

     Net realized gains and losses often fluctuate from year to year. The other life insurance subsidiaries sold fixed maturity securities of $.2 billion in 1995, $.2 billion in 1994 and $.6 billion in 1993. The effect of these sales on the amortization of cost of policies purchased and cost of policies produced is discussed above under BLH. Net realized gains (losses) increased (decreased) amortization of the cost of policies purchased and the cost of polices produced by $1.0 million in 1995, $(2.1) million in 1994 and $11.5 million in 1993.

     Insurance policy benefits and change in future policy benefits relate solely to policies with mortality and morbidity features. These benefits have decreased over the last three years due to the decreased emphasis on generating new premiums from such products.

     Interest expense on annuities and financial products decreased over the last three years as a result of the reinsurance recapture by WNC. The average rate credited on all insurance liabilities was approximately 7.0 percent at December 31, 1995, 1994 and 1993.

     Amortization related to operations decreased in 1995 and 1994 as a result of the previously discussed reinsurance recapture and recent decline in premiums.

     Other operating costs and expenses did not change materially over the last three years.

Partnership II Operations:

                                                          As included in
                                                       Conseco's consolidated                         Prior to
                                                        financial statements                         Acquisition
                                                 -------------------------------------       ------------------------------

                                                   For the            For the period          Nine months     For the year
                                                  year ended         from acquisition            ended            ended
                                                 December 31,      through December 31,      September 30,    December 31,
                                                     1995                  1994                  1994             1993
                                                     ----                  ----                  ----             ----
                                                                             (Dollars in millions)
Revenues:
   Insurance policy income......................      $ 58.1                $ 13.6               $ 40.2           $  50.0
   Investment activity:
      Net investment income......................      415.2                  92.7                250.8             304.8
      Net trading gains..........................        1.5                   -                    -                 -
      Net realized gains (losses)................      147.8                    .5                (16.8)             18.9
Total revenues      .............................      628.9                 111.4                275.7             379.2
Benefits and expenses:
   Insurance policy benefits and change
      in future policy benefits..................       33.1                   9.4                 26.1              31.7
   Interest expense on annuities and
      financial products.........................      258.8                  61.3                158.8             195.9
   Interest expense on notes payable.............       33.7                   8.7                  6.7               6.1
   Interest expense on short-term
      investment borrowings......................        7.7                   -                    2.8               -
   Amortization related to operations ...........       43.2                   9.1                 29.7              31.7
   Amortization related to realized gains........       83.4                   -                    2.8               9.8
   Acquisition and merger expenses...............        -                     -                    7.2               -
   Other operating costs and expenses............       31.1                   8.0                 25.8              35.5
Income before taxes and minority interest........      137.9                  12.4                 18.6              68.5
Income tax expense...............................       55.1                   5.3                  6.7              22.4
Income before minority interest..................       82.8                   7.1                 11.9              46.1
Minority interest................................       60.0                   5.6                  6.7               8.8
Extraordinary charge.............................         .7                   -                    -                 -
Net income.......................................       22.1                   1.5                  5.2              37.3

Summarized by component, all net of
   applicable expenses,  taxes and
   minority interest:
      Operating earnings.........................       12.4                   1.5                 17.9              31.4
      Net trading gains..........................         .2                   -                    -                 -
      Net realized gains (losses)................       10.2                   -                  (12.7)              5.9
      Extraordinary charge ......................        (.7)                  -                    -                 -
      Net income.................................       22.1                   1.5                  5.2              37.3


   General. Conseco's earnings reflect its ownership interest in AGP from September 29, 1994, the date AGP was acquired by Partnership II. Immediately after the Acquisition, Conseco, through its direct investment and through its equity interests in the investments made by BLH, CCP and WNC, had approximately a 27 percent ownership interest in AGP. At December 31, 1994, Conseco's ownership interest in AGP decreased to 25 percent as a result of: (i) the sale of Conseco's 40 percent equity interest in WNC on December 23, 1994; and (ii) the sale by a subsidiary of CCP of a portion of its investment in AGP; partially offset by (iii) Conseco's increased ownership percentage in BLH and CCP due to stock repurchases made by BLH and CCP. At December 31, 1995, Conseco's ownership in AGP increased to 36 percent as a result of: (i) Conseco's increased ownership percentage in BLH due to common stock purchases by Conseco and BLH; (ii) Conseco's increased ownership percentage in CCP as a result of the CCP Merger; and (iii) purchases of AGP common stock as a result of AGP's issuance of common stock in a private placement transaction. While all activities of AGP are required to be included in Conseco's financial statements on a consolidated basis for all periods after September 29, 1994, the minority interest adjustment removes from Conseco's net income the portion applicable to other owners so that net income reflects only Conseco's applicable ownership interest. To enhance comparability, the amounts for the year ended December 31, 1993, and for the nine months ended September 29, 1994, (which were prior to the Acquisition) are presented separately.

      Insurance policy income, which consists of premiums received on traditional life insurance products and policy fund and surrender charges assessed against investment type products, increased 8 percent in 1995 and 1994, primarily because increased annuity policy withdrawals resulted in higher surrender charges. Surrender charges assessed against annuity withdrawals were $15.4 million, $10.2 million and $6.2 million in 1995, the 1994 periods and 1993, respectively, while annuity policy withdrawals were $750.4 million, $532.8 million and $277.9 million for the same periods, respectively. Surrender charges as a percentage of annuity policy withdrawals declined in 1995 and the 1994 periods as a result of increased withdrawals of a certain policy form whose surrender charge expired in 1995 and 1994 upon such policies reaching their sixth anniversary. In addition, AGP has experienced increases in withdrawals due to: (i) the increased size of AGP'S annuity portfolio; and (ii) competition from other investment products in the second half of 1994, which caused some policyholders to surrender policies and incur a surrender charge to invest funds in higher yielding alternative investments.

      Net investment income increased 21 percent in 1995 and 13 percent in the 1994 periods. Average invested assets (amortized cost basis) increased 7 percent to $4.7 billion in 1995 compared to $4.4 billion in the 1994 periods. The percentage increase in net investment income was greater than the percentage increase in average invested assets because the yield earned on average invested assets increased to 8.8 percent in 1995 from 7.9 percent in 1994. The increase in yield primarily resulted from the application of purchase accounting on the Acquisition date, as discussed above. Average invested assets (amortized cost basis) increased 19 percent, to $4.4 billion in 1994 from $3.7 billion in 1993. The percentage increase in net investment income was less than the percentage increase in average invested assets because the yield earned on average invested assets decreased to 7.9 percent in the 1994 periods from 8.3 percent in 1993. The decrease in yield resulted from the cash flows received during 1994 and 1993 being invested in lower yielding securities due to the general decline in interest rates during 1993, partially offset by the increase in yields during the fourth quarter of 1994 because of the application of purchase accounting. Redemption of fixed maturity investments prior to their regularly scheduled maturity dates resulted in additional investment income of approximately $5.9 million in 1993 and insignificant income in both 1995 and 1994.

      Net realized gains (losses) and net trading income (losses) often fluctuate from period to period. AGP sold approximately $2.8 billion of investments (principally fixed maturities) in 1995, $1.1 billion in the 1994 periods and $2.2 billion in 1993. Such sales resulted in net realized gains of $154.9 million and trading income of $1.5 million in 1995, net realized gains of $6.2 million in the 1994 periods and net realized gains of $19.5 million in 1993. Net realized gains from sales of investments in the 1994 periods were offset by a loss on certain interest rate swap contracts that no longer effectively hedged interest rate risks in the second quarter of 1994 and were therefore recorded at fair value, resulting in a net realized loss of $21.3 million. Substantially all of AGP's interest rate swap contracts were terminated after the Acquisition with no additional loss. In addition, during 1995 and the 1994 periods, AGP recorded realized losses on the writedown of investments totaling $7.1 million and $1.2 million, respectively, as a result of changes in conditions which caused AGP to conclude that a decline in fair value of the investments was other than temporary. In 1993, AGP's net realized gains were net of a $.6 million increase to its mortgage loan valuation reserve. Net realized gains increased the amortization of the cost of policies purchased and the cost of policies produced by $83.4 million in 1995, $2.8 million in the 1994 periods and $9.8 million in 1993.

      The increased level of investment activity in 1995 was the result of more active investment portfolio management since the Acquisition and planned changes in the fixed maturity investment portfolio to reduce the portfolio's duration and exposure to more volatile CMO investments. The declining interest rate environment since the Acquisition date, which increased the market value of fixed maturity investments, contributed to AGP's ability to realize gains on investment sales in 1995.

      The effect of net realized gains (losses) on the amortization of cost of policies purchased and the cost of policies produced is discussed above under BLH.

      Interest expense on annuities and financial products increased 18 percent in 1995 over the 1994 periods primarily due to: (i) a larger block of annuity business in force in 1995; and (ii) the expensing of the first year interest rate bonuses of approximately $5.9 million in 1995 on policies issued prior to the Acquisition date as a result of the application of purchase accounting on the Acquisition date. Prior to the Acquisition date, such first year interest rate bonuses (related to policies issued prior to the Acquisition date) were capitalized as a cost of policies produced. Interest expense on annuities and financial products increased 12 percent, to $220.1 million in the 1994 periods from $195.9 million in 1993, primarily due to a larger block of annuity business in force in 1994, higher crediting rates, and in the fourth quarter of 1994, the expensing of first year interest rate bonuses on policies issued prior to the Acquisition date on which interest had previously been capitalized as a cost of policies produced. At December 31, 1995, 1994 and 1993, the weighted average crediting rate for the Company's annuity liabilities, excluding interest bonuses guaranteed for the first year of the annuity contract, was 5.3 percent.

      Interest expense on notes payable increased in 1995 and the 1994 periods as a result of the full year effect in 1995 of interest on debt incurred in 1994 to finance the Acquisition, partially offset by reductions in interest expense resulting from: (i) the conversion and retirement of $9.2 million principal amount of the Convertible Debentures during 1995 and $44.8 million in the 1994 periods; and (ii) the repayment of subsidiary bank debt that had been outstanding prior to the Acquisition.

      Interest expense on investment borrowings increased to $7.7 million in 1995 from $2.8 million in the 1994 periods as a result of increased investment borrowing activity and higher interest rates paid on such borrowings during 1995. There was no investment borrowing activity in 1993.

       Amortization related to operations increased 11 percent in 1995 over the 1994 periods and 22 percent in the 1994 periods compared to 1993. Such increase reflects a larger asset balance subject to amortization as a result of the Acquisition and the increase in in-force business.

      Extraordinary charge incurred in 1995 related to debt issuance costs that were written off when the former senior loan was paid off with the proceeds of new bank financing, resulting in a net extraordinary charge of $4.0 million. Conseco's share of this charge was $.7 million.

      Acquisition and merger expenses incurred by AGP include, among other items, compensation expense recognized upon the cash redemption of certain unexercised stock options and stock appreciation rights upon consummation of the Acquisition.

      Minority interest for periods prior to September 30, 1994, represents dividends on preferred stock of a subsidiary of AGP. After that date, minority interest includes such dividends and the portion of earnings applicable to other owners of AGP.

WNC:


                                                                               For the year ended        As included in
                                                                                December 31, 1994     Conseco's consolidated
                                                                             ---------------------     financial statements
                                                                             Included in               for the year ended
                                                                              Conseco's      Total         December 31,
                                                                              accounts        WNC             1993
                                                                              --------        ---             ----
                                                                                        (Dollars in  millions)
Revenues:
     Insurance policy income.............................................   $    -          $  27.4            $ 21.8
     Investment activity:
        Net investment income............................................        -            637.5             610.1
        Net trading income...............................................        -              3.7              49.6
        Net realized gains (losses)......................................        -            (52.9)             92.7
     Equity in earnings of WNC...........................................       40.2            -                 -
Total revenues...........................................................       40.2          615.7             774.2
Benefits and expenses:
     Insurance policy benefits and change
        in future policy benefits........................................        -            119.2             121.2
     Interest expense on annuities and
        financial products...............................................        -            344.2             333.1
     Interest expense on notes payable...................................        -              9.6               -
     Interest expense on short-term
        investment borrowings............................................        -              7.3               6.2
     Amortization related to operations .................................        -             20.1              16.5
     Amortization and change in future policy
        benefits related to realized gains (losses)......................        -            (16.8)             84.3
     Other operating costs and expenses..................................        -             18.0               8.4
Income before taxes......................................................       40.2          114.1             204.5
Income tax expense.......................................................        1.6           40.8              74.5
Net income...............................................................       38.6           73.3             130.0

Summarized by component, all net of applicable expenses and taxes:
        Operating earnings...............................................       43.1           94.2              93.4
        Net trading income...............................................        2.6            2.4              32.1
        Net realized gains (losses)......................................       (7.1)         (23.3)              4.5
        Net income ......................................................       38.6           73.3             130.0

       Prior to the completion of its IPO, WNC was a wholly owned subsidiary of Conseco. Conseco sold 60 percent of WNC in the IPO. Conseco sold its remaining 40 percent equity interest in WNC on December 23, 1994. Amounts included in Conseco's accounts for the year ended December 31, 1994, therefore include: (i) all of WNC's earnings from January 1 through February 15, 1994, the date the IPO was completed; and (ii) 40 percent of WNC's earnings from February 15 through December 23, 1994.

       WNC's operating earnings during the above periods were affected by the growth in invested assets from annuity sales, interest income, and the recapture on March 31, 1993, of a $1.3 billion block of business previously reinsured with subsidiaries of Conseco, offset in part by fluctuations in prepayment income included in net investment income and interest expense on notes payable. WNC's net investment income included prepayment income of $3.1 million in 1994 and $18.0 million in 1993. WNC's net income was affected by these factors, and also changes in realized gains (losses) and trading income.

Fee-Based Operations:

                                                                                           1995         1994         1993
                                                                                           ----         ----         ----
                                                                                                (Dollars in millions)
Revenue:
   Investment management................................................................   $ 44.8      $ 39.9        $34.1
   Commissions..........................................................................     15.8        18.8          9.4
   Administrative services, net of directly related expenses............................      8.1         7.4          5.5
   Financing services for Partnership II................................................       .5         4.9          -
Total revenue...........................................................................     69.2        71.0         49.0
Less intercompany eliminations..........................................................    (35.3)      (13.0)       (22.5)
Revenues reported.......................................................................     33.9        58.0         26.5

Net income attributable to:
   Investment management................................................................     18.7        18.6         14.7
   Commissions..........................................................................     (4.2)        (.8)        (4.0)
   Administrative services..............................................................      5.4         4.8          3.6
   Financing services for Partnership II................................................       .2         2.5          -
Net income..............................................................................     20.1        25.1         14.3

       Conseco's fee revenues include: (i) fees for investment management and mortgage origination and servicing; (ii) commissions earned for insurance and investment product marketing and distribution; (iii) administrative fees for policy administration, data processing, product marketing and executive management services; and (iv) fees for financing services provided to Partnership II. Fees earned from services provided to consolidated entities are eliminated. Such eliminations increased during 1995 as a result of the consolidation of the accounts of CCP effective January 1, 1996, and a full year of revenues from AGP in 1995, compared to only one quarter of such revenues in 1994.

       The growth in investment management revenues in 1995 was the result of fee-producing activities provided to AGP, partially offset by a reduction in the rates charged to WNC. Commission revenues include gains of $2.5 million in 1995 and $4.0 million in 1994 related to the buyouts of marketing agreements by banks. Commission revenues decreased in 1995 as compared to 1994 primarily because of the decrease in such gains and the decrease in commissions generated from such marketing agreements before the sales. The increase in commission revenues in 1994 compared to 1993 was primarily due to the acquisition of Bankmark, an insurance marketing company which helps financial institutions provide insurance and investment products to their customers.

Restructuring Activities:

                                                                                           1995         1994         1993
                                                                                           ----         ----         ----
                                                                                                (Dollars in millions)
Non-recurring expenses of AGP...........................................................   $ (5.4)     $  -         $  -
Reduction of tax accrual................................................................     74.9         -            -
Incentive earnings allocation ..........................................................      -           -           36.6
Gain on sale of stock ..................................................................     20.6        80.8        101.5
Expenses incurred in conjunction with terminated merger.................................      -          35.8          -
Income tax expense......................................................................      5.2        21.8         54.8
Minority interest.......................................................................      2.2         -            -
Net income..............................................................................     87.1        23.2         83.3

       Restructuring income was recorded: (a) in 1993 for: (i) incentive earnings allocations from Partnership I, based on the returns resulting from the value of the BLH shares distributed to the partners; and (ii) from the Company's share of the gain realized from the public sale of shares of BLH; (b) in 1994, from the gain realized from the sale of WNC, net of expenses incurred in conjunction with a terminated merger; and (c) in 1995 for: (i) the release of deferred income tax liabilities that were no longer required as a result of the CCP Merger and the purchase of shares of BLH common stock; and (ii) the gain which resulted from the sale of Conseco's investment in Eagle Credit (a finance subsidiary of Harley-Davidson).

Interest and Other:

                                                                                           1995         1994         1993
                                                                                           ----         ----         ----
                                                                                                (Dollars in millions)
Net investment income...................................................................    $14.8      $  4.2        $12.4
Interest expense on notes payable.......................................................     50.1        27.8         30.6
Other operating costs and expenses......................................................     27.7        28.7         35.9
Income tax benefit......................................................................     26.1        18.7         17.6
Expenses before extraordinary charge....................................................     43.4        35.6         34.8
Extraordinary charge on extinguishment of debt .........................................      -           1.9          8.8
Net loss ...............................................................................     43.4        37.5         43.6

      Interest and other includes financing costs for debt on which Conseco is directly liable and the costs associated with the holding company operations.

      Net investment income fluctuates based on the amount of average invested assets held by this segment during the periods presented. Additionally in 1995, investment income was received on certain fixed maturity investments on which no investment income was accrued in prior periods because they were in default.

      Interest expense on notes payable increased to $50.1 million in 1995 from $27.8 million in 1994 as a result of: (i) increases in borrowings under bank credit facilities primarily used to finance the CCP Merger and the purchase of additional shares of BLH; and (ii) interest expense on the $200 million 10.5 percent senior notes issued by CCP for periods after August 31, 1995, the CCP Merger date (such senior notes became direct obligations of Conseco at the CCP Merger date). These increases were partially offset by the repayment of: (i) a $200 million note in February 1994; and (ii) notes payable with book values totaling $19.2 million in March 1994. The Company prepaid the aforementioned notes in 1994 with the proceeds from the sale of shares of WNC. The prepayment resulted in an extraordinary charge in the first quarter of 1994 of $1.9 million (net of a $1.0 million tax benefit). The decrease in the account in 1994 from 1993 was primarily the result of the aforementioned repayments in 1994.

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

      Total premium collections by the companies in which Conseco has ownership interests were as follows:

                                                                                           1995         1994         1993
                                                                                           ----         ----         ----
                                                                                                (Dollars in millions)
Senior market operations............................................................   $1,513.8     $1,534.5     $1,464.7
Annuity operations..................................................................      709.8        522.1        451.0
Other life insurance operations.....................................................       80.0         83.0        142.2
Partnership II operations...........................................................      825.6        284.4          -
                                                                                       --------     --------     --------
     Total while managed by Conseco.................................................    3,129.2      2,424.0      2,057.9

Premium collections by Partnership II operations prior to
     purchase by Conseco............................................................          -        844.7      1,064.9
                                                                                       --------     --------     --------
       Total  ......................................................................   $3,129.2     $3,268.7     $3,122.8
                                                                                       ========     ========     ========

     Premiums collected by senior market operations in 1995 were $1,513.8 million, of which $272.8 million were recorded as deposits to policy liability accounts. This compares with $1,534.5 million collected and $316.3 million recorded as deposits in 1994; and $1,464.7 million collected and $263.7 million recorded as deposits in 1993.

                                                                                           1995         1994         1993
                                                                                           ----         ----         ----
                                                                                                (Dollars in millions)
Individual health:
   Medicare supplement................................................................. $   597.0    $  591.8      $ 565.5
   Long-term care .....................................................................     158.8       131.9        114.9
   Other ..............................................................................      93.7       116.5        142.4
                                                                                         --------    --------     --------
       Total individual health.........................................................     849.5       840.2        822.8

Annuities..............................................................................     261.4       291.6        239.1
Individual life and other..............................................................      96.1        94.1         93.1
Group .................................................................................     306.8       308.6        309.7
                                                                                         --------    --------     --------
       Total...........................................................................  $1,513.8    $1,534.5     $1,464.7
                                                                                         ========    ========     ========

       Medicare supplement policies accounted for approximately 39 percent of BLH's total collected premiums over the last three years. The rate of growth in premiums from Medicare supplement policies decreased in 1995, due to the competitive environment, changes in the commission structure to improve the profitability of this product, and an increased focus on sales of other products. The number of new Medicare supplement policies sold in 1995 decreased 30 percent to 62,800 from 1994, following a 3 percent decrease in 1994 from 1993. Annualized new business premiums from such new sales totaled $56.3 million in 1995 compared with $76.3 million in 1994 and $80.5 million in 1993.

       Long-term care premiums accounted for 10 percent, 8.6 percent and 7.8 percent of total collected premiums in 1995, 1994 and 1993, respectively. The continued growth in this product line reflects new product introductions, the competitiveness of BLH's existing products, the success of agent cross-selling activities, increased consumer awareness and demand and improved persistency on a larger base of renewal premiums. Annualized new business premiums were $40.9 million, $27.9 million and $21.6 million in 1995, 1994 and 1993, respectively.

       Annuity premiums collected decreased by 10 percent in 1995 following a 22 percent increase in 1994. The decrease in 1995 reflects increased competition from alternative investment products.

       Collected premiums for other individual health products decreased by 20 percent in 1995 following an 18 percent decrease in 1994. This decrease, which was anticipated, follows steps taken previously to improve the profitability of the comprehensive major medical product included in this category.

       Premiums collected by the annuity operations in 1995 were $709.8 million, of which $641.4 million were recorded as deposits to insurance liability accounts. This compared to $522.1 million collected and $450.7 million recorded as deposits to insurance liability accounts in 1994 and $451.0 million collected and $368.5 million recorded as deposits to insurance liability accounts in 1993. The increase in total premiums collected was the result of increased sales of single premium deferred annuities by: (i) professional independent producers ($352.7 million in 1995 versus $201.3 million in 1994 and $48.8 million in
1993), and (ii) educator market specialists ($48.6 million in 1995, $20.5 million in 1994 and $3.8 million in 1993). Total premiums collected through professional independent producers were $413.6 million in 1995, a 58 percent increase over 1994, and comprised 58 percent of collected premiums in 1995. Total premiums collected through educator market specialists were $293.7 million in 1995, a 16 percent increase compared to 1994, and comprised 41 percent of collected premiums in 1995.

       Premiums collected by other life insurance operations were $80.0 million, $83.0 million and $142.2 million in 1995, 1994 and 1993, respectively. These subsidiaries are no longer writing new business, except that during 1995, 1994 and 1993, they collected $6.6 million, $5.6 million and $61.8 million, respectively, of premiums from guaranteed investment contracts and deposit funds for qualified retirement plans maintained by the Company.

       Premiums collected in 1993 include $563.0 million of premiums collected by WNC. As previously discussed, Conseco's equity interest in WNC was sold in 1994.

       Premiums collected by Partnership II operations were $825.6 million in 1995 and $284.4 million for the three months ended December 31, 1994. AGP's products include single premium deferred annuities, flexible premium deferred annuities, interest sensitive life insurance products (including universal life insurance), traditional life insurance products and accident and health insurance products. Of the $825.6 million in premiums collected in 1995, 91 percent was from sales of annuities (primarily SPDAs and FPDAs), 6 percent was from life insurance products, 3 percent from single premium immediate annuities and less than 1 percent from accident and health insurance products.

       For the full year 1994 and 1993, premiums collected were $1,129.1 million and $1,064.9 million, respectively. Sales of annuities declined in 1995 as the result of several factors. The demand for annuity products offered by all insurance companies decreased during 1995. Such decrease is believed to be attributable to increased competition from products such as mutual funds, traditional bank investments and other investment and retirement funding alternatives. In addition, AGP has generally maintained a less competitive crediting rate position on new business since the Acquisition in order to manage its asset growth relative to its capital position.

       INVESTMENTS

       The Company's investment strategy is to: (i) maintain a predominately investment grade fixed income portfolio; (ii) provide adequate liquidity to meet the cash flow requirements of policyholders and other obligations; and (iii) maximize current income total investment return through active investment management. Consistent with this strategy, investments in fixed maturity securities, mortgage loans, credit-tenant loans, policy loans and short-term investments comprised 98 percent of the Company's investment portfolio at December 31, 1995. The remainder of the invested assets were in equity securities and other investments. At December 31, 1995, the Company had invested assets of approximately $14.4 billion.

       The Company's insurance subsidiaries are regulated by insurance statutes and regulations as to the type of investments that they are permitted to make and the amount of funds that may be used for any one type of investment. In light of these statutes and regulations and the Company's business and investment strategy, the Company generally seeks to invest in United States government and government agency securities and corporate securities rated investment grade by established nationally recognized rating organizations or, if not rated, in securities of comparable investment quality.

       The following table summarizes investment yields earned over the past three years, including AGP from the Acquisition date, WNC until the date of its deconsolidation (effective January 1, 1994), and CCP upon its consolidation (effective January 1, 1995).

                                                                                       1995         1994         1993
                                                                                       ----         ----         ----
                                                                                           (Dollars in millions)
Weighted average invested assets
   (excluding investment in unconsolidated subsidiaries):
       As reported .................................................................. $13,769.3     $4,707.2   $10,977.5
       Excluding unrealized appreciation (depreciation) (a)..........................  13,690.6      4,899.0    10,609.8
Net investment income................................................................   1,142.6        385.7       896.2

Yields earned:
       As reported...................................................................       8.3%         8.2%        8.2%
       Excluding unrealized appreciation (depreciation) (a) .........................       8.3%         7.9%        8.4%

   (a) Excludes the effect of reporting fixed maturities at fair value as described in note 1 to the consolidated financial statements.

       Although investment income is a significant component of total revenues, the profitability of Conseco's annuity business is determined primarily by spreads between interest rates earned and rates credited on annuity contracts. At December 31, 1995, the average yield, computed on the cost basis of the Company's investment portfolio, was 8.0 percent and the average interest rate credited on the Company's total liability portfolio was 5.3 percent, excluding interest bonuses guaranteed for the first year of the contract.

       Actively Managed Fixed Maturities

       Conseco's actively managed fixed maturity portfolio at December 31, 1995, was comprised primarily of debt securities of the United States government, public utilities and other corporations and mortgage-backed securities. Mortgage-backed securities included collateralized mortgage obligations ("CMOs") and mortgage-backed pass-through securities.

       At December 31, 1995, the Company's fixed maturity portfolio had net unrealized gains of $608.2 million (equal to approximately 4.7 percent of the portfolio's carrying value), consisting of $663.3 million of unrealized gains and $55.1 million of unrealized losses. Estimated fair values for fixed maturity investments were determined based on estimates from nationally recognized pricing services (88 percent of the portfolio), broker-dealer market makers (11 percent of the portfolio) and internally developed methods.

       As discussed in the notes to the consolidated financial statements, when Conseco adjusts carrying values of actively managed fixed maturity securities for changes in fair value, the Company also adjusts the cost of policies purchased, cost of policies produced and insurance liabilities. These adjustments are made in order to reflect the change in amortization that would be needed if those fixed maturity investments had actually been sold at their fair values and the proceeds reinvested at current interest rates.

       At December 31, 1995, approximately 4.5 percent of Conseco's invested assets and 5.0 percent of fixed maturity investments were rated below investment grade by nationally recognized statistical rating organizations (or, if not rated by such firms, with ratings below Class 2 assigned by the National Association of Insurance Commissioners). Conseco plans to maintain approximately the present level of below investment grade fixed maturities. These securities generally have greater risks than other corporate debt investments, including risk of loss upon default by the borrower, and are often unsecured and subordinated to other creditors. Below investment grade issuers usually have high levels of indebtedness and are more sensitive to adverse economic conditions, such as recession or increasing interest rates, than are investment grade issuers. The Company is aware of these risks and monitors its below investment grade securities closely. At December 31, 1995, the Company's below investment grade fixed maturity investments had an amortized cost of $646.8 million and an estimated fair value of $647.2 million.

       Conseco periodically evaluates the creditworthiness of each issuer whose securities are held in the portfolio. Special attention is paid to those securities whose market values have declined materially for reasons other than changes in interest rates or other general market conditions. The Company considers available information to evaluate the realizable value of the investment, the specific condition of the issuer, and the issuer's ability to comply with the material terms of the security. Information reviewed may include the recent operational results and financial position of the issuer, information about its industry, recent press releases and other information. Conseco employs a staff of experienced securities analysts in a variety of specialty areas. Among other responsibilities, this staff compiles and reviews such evidence. If evidence does not exist to support a realizable value equal to or greater than the carrying value of the investment and such decline in market value is determined to be other than temporary, Conseco reduces the carrying amount to its net realizable value, which becomes the new cost basis; the amount of the reduction is reported as a realized loss. Conseco recognizes any recovery of such reductions in the cost basis of an investment only upon the sale, repayment or other disposition of the investment. Conseco recorded writedowns of investments of $21.9 million in 1995 as a result of changes in the financial condition of an issuer and changes in the value of the underlying collateral which caused the Company to conclude that the decline in fair value of such investments was other than temporary. The Company's investment portfolio is subject to the risks of further declines in realizable value. The Company, however, attempts to mitigate this risk through the diversification and active management of its portfolio.

       As of December 31, 1995, the amortized cost and estimated fair value of fixed maturity investments in substantive default (i.e., in default due to nonpayment of interest or principal) were $3.3 million and $3.2 million, respectively. The Company had no fixed maturity investment in technical (but not substantive) default (i.e., in default, but not as to the payment of interest or principal). There were no other fixed maturity investments about which management had serious doubts as to the ability of the issuer to comply on a timely basis with the material terms of the instruments.

       The Company's policy is to discontinue the accrual of interest and eliminate all previous interest accruals for defaulted securities, if the Company's assessment is that such amounts will not be ultimately realized in full. Investment income forgone due to defaulted securities was $1.6 million, $3.9 million and $2.7 million for the years ended December 31, 1995, 1994 and 1993, respectively. During 1995, the Company recovered approximately $6.0 million of investment income which was not recognized in prior periods due to defaulted securities.

       At December 31, 1995, fixed maturity investments included $4.0 billion of mortgage-backed securities (31 percent of the fixed maturity security portfolio). CMOs are securities backed by pools of pass-through securities and/or mortgages that are segregated into sections or "tranches" which provide for sequential retirement of principal rather than the pro rata share of principal return which occurs through regular monthly principal payments on pass-through securities.

       The yield characteristics of mortgage-backed securities differ from those of traditional fixed income securities. Interest and principal payments occur more frequently, often monthly, and mortgage-backed securities are subject to risks associated with variable prepayments. Prepayment rates are influenced by a number of factors which cannot be predicted with certainty, including the relative sensitivity of the underlying mortgages backing the assets to changes in interest rates; a variety of economic, geographic and other factors; and the repayment priority of the securities in the overall securitization structures.

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

       The following table sets forth the par value, amortized cost and estimated fair value of mortgage-backed securities including CMOs at December 31, 1995, summarized by interest rates on the underlying collateral at December 31, 1995:

                                                                                  Par        Amortized      Estimated
                                                                                 value         cost        fair value
                                                                                 -----         ----        ----------
                                                                                       (Dollars in millions)
Below 7 percent   .........................................................     $1,426.8      $1,351.3     $1,391.2
7 percent - 8 percent......................................................      1,922.1       1,837.3      1,924.2
8 percent - 9 percent......................................................        471.9         452.2        478.9
9 percent and above........................................................        222.6         219.6        224.8
                                                                                --------      --------     --------
            Total mortgage-backed securities...............................     $4,043.4      $3,860.4     $4,019.1
                                                                                ========      ========     ========


     The amortized cost and estimated fair value of mortgage-backed securities including CMOs at December 31, 1995, summarized by type of security were as follows:

                                                                                                 Estimated fair value
                                                                                               -------------------------
                                                                                                               % of
                                                                                Amortized                      fixed
Type                                                                              cost         Amount       maturities
- ----                                                                              ----         ------       ----------
                                                                                (Dollars in millions)
Pass-throughs and sequential and targeted amortization  classes............    $2,429.0       $2,513.0         19%
Support classes............................................................        65.6           76.6          1
Accrual (Z tranche) bonds..................................................        40.8           46.6          -
Planned amortization classes and accretion directed bonds..................     1,107.3        1,148.6          9
Subordinated classes.......................................................       217.7          234.3          2
                                                                               --------       --------         --
                                                                               $3,860.4       $4,019.1         31%
                                                                               ========       ========         ==

       Pass-throughs and sequential and targeted amortization classes have similar prepayment variability. Pass-throughs have historically provided the best liquidity in the mortgage-backed securities market and provide the best price/performance ratio in a highly volatile interest rate environment. This type of security is also frequently used as collateral in the dollar-roll market. Sequential classes pay in a strict sequence; all principal payments received by the CMO are paid to the sequential tranches in order of priority. Targeted amortization classes provide a modest amount of prepayment protection when prepayments on the underlying collateral increase from those assumed at pricing. Thus, they offer slightly better call protection than sequential classes and pass-throughs.

       Support classes absorb the prepayment risk from which planned amortization and targeted amortization classes are protected. As such, they are usually extremely sensitive to prepayments. Most of the Company's support classes are higher average life instruments that generally will not lengthen if interest rates rise further and will have a tendency to shorten if interest rates decline. However, since these bonds have costs below par values, higher prepayments will have the effect of increasing yields.

       Accrual bonds are CMOs structured such that the payment of coupon interest is deferred until principal payments begin. On each accrual date, the principal balance is increased by the amount of the interest (based upon the stated coupon rate) that otherwise would have been payable. As such, these securities act much the same as zero coupon bonds until cash payments begin. Cash payments typically do not commence until earlier classes in the CMO structure have been retired, which can be significantly influenced by the prepayment experience of the underlying mortgage loan collateral in the CMO structure. Because of the zero coupon element of these securities and the potential uncertainty as to the timing of cash payments, their market values and yields are more sensitive to changing interest rates than other CMOs, pass-through securities and coupon bonds.

       Planned amortization classes and accretion directed bonds are some of the most stable and liquid instruments in the mortgage-backed securities market. Planned amortization class bonds adhere to a fixed schedule of principal payments as long as the underlying mortgage collateral experiences prepayments within a certain range. Changes in prepayment rates are first absorbed by support classes. This insulates the planned amortization classes from the consequences of both faster prepayments (average life shortening) and slower prepayments (average life extension).

       Subordinated CMO classes have both prepayment and credit risk. The subordinated classes are used to lend credit enhancement to the senior securities and as such, rating agencies require that this support not deteriorate due to the prepayment of the subordinated securities. The credit risk of subordinated classes is derived from the negative leverage of owning a small percentage of the underlying mortgage loan collateral while bearing a majority of the risk of loss due to homeowner defaults.

       All mortgage-backed securities are subject to risks associated with variable prepayments. As a result, these securities may have a different actual maturity than planned at the time of purchase. When securities having a cost greater than par are backed by mortgages that prepay faster than expected, Conseco records a charge to investment income. When securities having a cost less than par prepay faster than expected, Conseco records investment income.

       The degree to which a mortgage-backed security is susceptible to income fluctuations is influenced by: (i) the difference between its cost and par; (ii) the relative sensitivity of the underlying mortgages backing the security to prepayment in a changing interest rate environment; and (iii) the repayment priority of the security in the overall securitization structure. The Company limits the extent of these risks by : (i) purchasing securities which are backed by collateral with lower prepayment sensitivity (such as mortgages priced at a discount to par value and mortgages that are extremely seasoned); (ii) avoiding securities whose values are heavily influenced by changes in prepayments (such as interest-only and principal-only securities); and (iii) investing in securities structured to reduce prepayment risk (such as planned amortization class ("PAC") and targeted amortization class ("TAC") collateralized mortgage obligations). PAC and TAC instruments represented approximately 30 percent of the Company's mortgage-backed securities at December 31, 1995. The call-adjusted modified duration of the Company's mortgage-backed securities at December 31, 1995, was 6.0 years.

       If the Company determines that it will dispose of an investment held in the actively managed fixed maturity category, Conseco will either sell the security or transfer it to the trading account at its fair value; the gain or loss is recognized immediately. There were no such transfers in 1995. During 1995, the Company sold actively managed fixed maturity securities with a $5.5 billion book value, resulting in $236.7 million of investment gains (before related expenses, amortization and taxes). Such securities were sold in response to changes in the investment environment which created opportunities to enhance the total return of the investment portfolio without adversely affecting the quality of the portfolio or the matching of expected maturities of assets and liabilities. The realization of gains and losses affects the timing of the amortization of the cost of policies produced and the cost of policies purchased, as explained in note 11 to the consolidated financial statements.

       During 1995, fixed maturity investments with par values totaling $170 million were redeemed prior to the scheduled maturity date. As a result of such redemptions, Conseco recognized additional income of approximately $3.8 million which was credited to investment income.

       Other Investments

       Credit-tenant loans are loans on commercial properties where the lease of the principal tenant is assigned to the lender and the principal tenant, or any guarantor of such tenant's obligations, has a credit rating at the time of origination of the loan of at least BBB- or its equivalent. The underwriting guidelines consider such factors as: (i) the lease term of the property; (ii) the mortgagee's management ability, including business experience, property management capabilities and financial soundness; and (iii) such economic, demographic or other factors that may affect the income generated by the property, or its value. The underwriting guidelines also generally require a loan-to-value ratio of 75 percent or less. Credit-tenant loans are carried at amortized cost and were $259.1 million at December 31, 1995, or 2 percent of total invested assets. The total estimated fair value of credit-tenant loans was $258.6 million at December 31, 1995.

       At December 31, 1995, the Company held mortgage loan investments with a carrying value of $339.9 million (or 2.4 percent of total invested assets) and a fair value of $363.3 million. Substantially all of the mortgage loan investments were commercial loans. Approximately 2 percent of the Company's mortgage loan balance consisted of investments in junior and residual interests of CMOs. Investments in junior and residual interests of CMOs are instruments that entitle the Company to the excess cash flows arising from the difference between: (i) the cash flows required to make principal and interest payments on the related senior interests in the CMOs; and (ii) the actual cash flows received on the mortgage loan assets included in the CMO portfolios. If prepayments vary from projections on the mortgage loan assets included in such CMO portfolios, the total cash flows to the Company from such junior and residual interests could change from projected cash flows, resulting in a gain or loss.

       Non-current mortgage loans were not significant at December 31, 1995. The Company had $2.4 million in realized losses on mortgage loans for the year ended December 31, 1995. At December 31, 1995, the Company had a loan loss reserve of $5.2 million. Approximately 40 percent, 9 percent and 7 percent of the mortgage loans were on properties located in California, Texas and Indiana, respectively. No other state comprised greater than 6 percent of the mortgage loan balance.

       At December 31, 1995, the Company held no trading account securities. Trading account securities are investments that are purchased with the intent to be traded prior to their maturity, or are believed likely to be disposed of in the foreseeable future as a result of market or issuer developments. Effective
December 31, 1993, with the Company's adoption of Statement of Financial Accounting Standards No. 115 ("SFAS 115"), trading account securities are carried at estimated fair value, with the changes in fair value reflected in the statement of operations. The net unrealized gain (loss) on trading account securities at December 31, 1995 and 1994, recorded in trading income as a result of adopting SFAS 115, was immaterial.

       Short-term investments totaled $189.9 million, or 1.3 percent of invested assets at December 31, 1995, and consisted primarily of commercial paper and repurchase agreements relating to government securities.

       CONSOLIDATED FINANCIAL CONDITION

       Changes in the consolidated balance sheet of 1995 compared to 1994

       Changes in Conseco's balance sheet of 1995 compared to 1994 principally reflect the growth through operations, consolidation of CCP as the result of the CCP Merger, changes in the fair value of actively managed fixed maturity investments and the capital and financing transactions discussed below.

       As a result of the CCP Merger, the accounts of the subsidiaries of CCP are consolidated with Conseco's, effective January 1, 1995. The effect of the consolidation on the accounts of Conseco is summarized in note 1 to the consolidated financial statements.

       In accordance with SFAS 115, Conseco records its actively managed fixed maturity investments at estimated fair value. At December 31, 1995, such investments were increased by $608.2 million as a result of the SFAS 115 adjustment. At December 31, 1994, such investments were decreased by $373.4 million as a result of the SFAS 115 adjustment.

       During 1995, insurance liabilities of approximately $70 million resulting from assumed reinsurance were recaptured by a nonaffiliated insurance company. Assets approximately equal to the insurance liabilities were transferred in the reinsurance recapture.

       As part of its investment strategy, the Company enters into reverse repurchase agreements and dollar-roll transactions (specialized forms of collateralized lending involving mortgage-backed securities) to increase its return on investments and improve liquidity. These transactions are accounted for as short-term collateralized borrowings and are collateralized by pledged securities with fair values approximately equal to the loan value. Conseco had investment borrowings of $298.1 at December 31, 1995, compared with no investment borrowings at December 31, 1994.

       Minority interest increased primarily as a result of : (i) the income attributable to minority interest; (ii) adjustments to minority interest as the result of SFAS 115; and (iii) the sale of common stock by AGP, other than amounts purchased by Conseco and its subsidiaries. Such increases were offset by: (i) Conseco's and BLH's purchase of common stock of BLH; and (ii) Conseco's additional ownership interest in CCP, BLH and AGP as a result of the CCP Merger. Changes in minority interest are further described in note 9 to the consolidated financial statements.

       Common stock and additional paid-in capital decreased by $8.6 million as a result of share repurchases which reduced common stock and additional paid-in capital by $15.0 million, offset by: (i) .1 million shares of common stock issued pursuant to the Company's stock option plan for net proceeds of $.7 million and tax benefits of $.4 million; and (ii) additions to common stock and paid-in capital of $5.3 million relating to employee benefit plans.

       Financial Ratios

                                                                1995
                                                        -----------------------
                                                                          As
                                                        Pro forma(a)   Reported     1994       1993       1992      1991
                                                         ------------   --------     ----       ----       ----     ----
Ratio of earnings to fixed charges:
    As reported........................................     1.59X        1.57X      2.26X      2.19X      1.54X     1.32X
    Excluding interest on annuities and
       financial products..............................     4.30X        3.80X      4.55X      8.85X      6.24X     3.41X

Ratio of earnings to fixed charges and
  preferred dividends:
    As reported........................................     1.46X        1.50X      1.95X      2.04X      1.50X     1.30X
    Excluding interest on annuities and
       financial products ..............................    2.92X        3.06X      3.14X      6.00X      5.09X     2.99X

Ratio of statutory earnings to cash interest (b)........    4.82X        3.79X      5.06X      4.94X      5.75X     2.62X

Ratio of total debt to total capital:
       As reported......................................     .41X         .49X       .43X       .34X       .49X      .49X
       Excluding unrealized appreciation (depreciation)(c)   .43X         .53X       .39X       .36X       .50X      N/A

Ratio of debt  (including debt of CCP guaranteed by
    Conseco until its retirement in 1993) for which
    Conseco is directly  liable to total  capital
    of Conseco only:
       As reported .....................................     .32X         .44X       .20X       .27X       .22X      .29X
       Excluding unrealized appreciation (depreciation)(c)   .34X         .47X       .18X       .28X       .23X      .29X

Ratio of debt  (including debt of CCP guaranteed
    by Conseco until its retirement in 1993) for
    which  Conseco  is  directly  liable  and debt
    of BLH to total capital of Conseco and BLH:
       As reported......................................     .40X         .50X       .34X       .34X       .47X      .29X
       Excluding unrealized appreciation (depreciation)(c)   .42X         .52X       .30X       .36X       .48X      .29X

(a) The pro forma ratio of earnings to fixed charges is presented as if the following transactions had occurred on January 1, 1995: (i) the issuance of the PRIDES and use of the proceeds therefrom to reduce notes payable (as described in note 16 to the consolidated financial statements); (ii) the BLH tender offer and related financing (as described in note 16 to the consolidated financial statements); and (iii) the AGP financing transaction completed in the fourth quarter of 1995 (as described in note 8 to the consolidated financial statements).

       The pro forma ratio of debt to total capital is presented as if the following transactions (both of which are described in note 16 to the consolidated financial statements) had occurred on December 31, 1995: (i) the issuance of the PRIDES and use of the proceeds therefrom to reduce notes payable; and (ii) the BLH repurchase of senior subordinated debt pursuant to a tender offer and related financing transactions.

(b) Statutory earnings represent gain from operations before interest (except interest on annuities and financial products) and income tax of Conseco's wholly owned life insurance companies and Bankers Life as reported for statutory accounting purposes plus income before interest and income tax of all non-life companies. Cash interest includes interest, except interest on annuities and financial products, of Conseco's wholly owned subsidiaries and BLH that is required to be paid in cash.

(c) Excludes the effect of reporting fixed maturities at fair value which the Company began to do in 1992 as described in note 1 to the consolidated financial statements.

       Liquidity for Insurance Operations

       Conseco's insurance operating companies generally receive adequate cash flow from premium collections and investment income to meet their obligations. Insurance policy liabilities are primarily long-term and generally are paid from future cash flows. Most of the insurance company assets, other than policy loans, are invested in bonds and other securities, substantially all of which are readily marketable. Although there is no present need or intent to dispose of such investments, the life companies could liquidate portions of their investments if such a need arose. To increase their return on investments and improve liquidity, the life companies from time to time will lend U.S. Treasury securities in reverse repurchase agreements or lend mortgage-backed securities in dollar-roll transactions.

       Of the companies' total insurance liabilities at December 31, 1995, only 20 percent could be surrendered by the policyholder without a penalty. Approximately 65 percent could be surrendered by the policyholder subject to penalty. Payment characteristics of the insurance liabilities at December 31, 1995, were as follows (dollars in millions):

             Payments under contracts containing fixed payment dates:
                   Due in one year or less..............................................    $   241.1
                   Due after one year through five years................................        517.0
                   Due after five years through ten years...............................        316.6
                   Due after ten years..................................................        755.8
                                                                                            ---------
                        Total gross payments whose payment dates are fixed by contract..      1,830.5
                   Less amounts representing future interest on such contracts..........        793.2
                                                                                            ---------
                        Insurance liabilities whose payment dates are fixed by contract.      1,037.3
             Insurance liabilities whose payment dates are not fixed by contract........     12,341.1
                                                                                            ---------
                        Total insurance liabilities.....................................    $13,378.4
                                                                                            =========

       Of the above insurance liabilities under contracts containing fixed payment dates, approximately 36 percent related to payments that will be made for the lifetime of the contract holder. Expected mortality is considered in determining the amount of this liability. The remaining insurance liabilities with fixed payment dates are payable regardless of the contract holder's survival.

       Approximately 13 percent of insurance liabilities were subject to an average interest rate of approximately 7 percent, fixed for the life of the contract. The remaining liabilities generally were subject to interest rates that could be reset at least annually.

       The Company believes that it has adequate short-term investments and readily marketable investment grade securities to cover the payments under contracts containing fixed payment dates plus any likely cash needs for all other contracts. The Company's investment portfolio at December 31, 1995, included $.2 billion of short-term investments, $4.3 billion of U.S. Government/agency and mortgage-backed securities and $11.5 billion of publicly traded investment grade bonds. The Company believes that such investments could be readily sold at or near carrying value or used to facilitate borrowings under reverse repurchase agreements. At December 31, 1995, the Company's portfolio of bonds, notes and redeemable preferred stocks had an aggregate unrealized gain of $608.2 million.

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

       BLH provided BLI with funds to acquire Bankers Life. In exchange, BLH received a $500 million surplus debenture from BLI. The surplus debenture was approved by the Illinois Department of Insurance ("DOI"). During 1995 and 1994, BLI repaid principal of $30.0 million and $25.0 million, respectively, plus accrued interest on the surplus debenture. BLI may repay principal and interest on the surplus debenture only when the DOI is satisfied that the financial condition of BLI warrants that action; such approval may not be withheld if BLI submits satisfactory evidence of surplus of at least the amount stipulated in the surplus debenture.

       A summary of maturity dates and amounts (dollars in millions) of the surplus debenture is shown below. Interest is payable quarterly generally at 2 percent above the prime rate (10.75 percent at December 31, 1995).

                      1996......................................................  $ 30.0
                      1997......................................................    30.0
                      1998......................................................    30.0
                      1999......................................................    30.0
                      2000......................................................     -
                      Thereafter................................................   310.0
                                                                                  ------
                            Total...............................................  $430.0
                                                                                  ======

       BLI's ability to service its obligation under the surplus debenture depends upon its ability to receive dividend and tax sharing due from Bankers Life. Bankers Life may pay dividends up to $86.0 million without regulatory approval during 1996. Under an intercompany tax sharing agreement, Bankers Life remits tax payments to BLI based upon its tax liabilities calculated on a separate company basis.

       At December 31, 1995, BLH's debt service obligations included a $110.0 million principal amount revolving credit facility due in 1996 and $180 million principal amount of senior subordinated notes due in 2002. Future annual debt service requirements are discussed in note 8 to the consolidated financial statements. Significant changes occurring after January 1, 1996, in these debt instruments are discussed in note 16 to the consolidated financial statements.

       At December 31, 1995, BLH had short-term investments of $42.8 million. Conseco believes that BLH could generate additional liquidity, if needed in the future, by issuing equity or debt securities, borrowing additional amounts on its revolving credit facility discussed in note 16 to the consolidated financial statements, or by converting existing assets to cash (such as the sale or transfer of existing blocks of insurance through reinsurance arrangements).

       In addition to its debt service obligations, BLH uses cash to pay dividends on its common stock and to pay for administrative services provided by Conseco's wholly owned subsidiaries.

       Liquidity of AGP

       AGP relies on dividends from ALHC and payments under a tax sharing agreement with its subsidiaries to fund its operating expenses, dividends and interest expense. AGP is not expected to pay dividends on its common stock in the near future. Since the Acquisition, AGP's direct obligations for dividends on preferred stock and interest on indebtedness have been substantially reduced as a result of the retirement of certain preferred stock as part of the Acquisition and the conversion of $54.0 million principal amount of the Convertible Debentures. AGP remains obligated to pay interest on the remaining $15.0 million principal balance of the Convertible Debentures as long as such amounts remain outstanding. The former senior term loan required the Company to hold funds in escrow to pay the cash merger consideration to the holders of the Convertible Debentures that remained outstanding. The provisions of the Senior Credit Facility (as discussed hereafter) do not require an escrow account to fund the conversion of the remaining Convertible Debentures outstanding. As such, these funds became available for general corporate purposes on the date the Senior Credit Facility was executed.

       In the fourth quarter of 1995, AGP: (i) sold 2,142,857 shares of its common stock for $30.0 million in a private placement transaction; (ii) made a $30.0 million unscheduled principal payment on the then outstanding senior term loan; (iii) executed a new credit facility to provide for aggregate borrowings of up to $225.0 million (the "Senior Credit Facility"); and (iv) borrowed $125 million under the Senior Credit Facility and repaid in full the remaining principal balance under the then outstanding senior term loan. Eighty percent of the common shares sold were purchased by Partnership II and the remaining shares were purchased by other holders of AGP's common stock. The proceeds from the issuance of the shares were used to make a $30.0 million capital contribution to ALHC to enable ALHC to prepay its prior senior term loan. The general terms and conditions of the Senior Credit Facility are discussed in note 8 of the accompanying consolidated financial statements. AGP believes the Senior Credit Facility provides greater flexibility to ALHC than the prior senior term loan because the Senior Credit Facility: (i) makes available additional working capital by increasing the aggregate maximum borrowings to $225.0 million; (ii) provides for a revolving credit facility; (iii) has more favorable interest rates; (iv) has less restrictive covenants; and (v) has a more favorable repayment schedule.

       AGP is obligated to pay the holders of the Contingent Payment Rights or the holder of the 1988 Series Preferred Stock (depending on the outcome of the Savings Bank Litigation) upon conversion of the 1988 Series Preferred Stock an amount of not less than approximately $30 million. Funds to make these payments are available under the Company's Senior Credit Facility.

       In addition, depending on the outcome of the AGP Litigation as described in note 2 to the consolidated financial statements, dividends may be payable on the 1988 Series Preferred Stock. The 1988 Series Preferred Stock provides for cumulative annual dividends of approximately $1.1 million. Cumulative dividends in arrears on the 1988 Series Preferred Stock through December 31, 1995, were $7.0 million, of which $5.5 million have been accrued.

       AGP has $64.4 million par value 1994 Series Preferred Stock outstanding. Dividends on such preferred stock accrue annually at 13 percent in additional shares through September 2006.

       ALHC needs liquidity primarily to service its debt, pay dividends on two series of preferred stock described below, pay dividends to AGP on common stock and pay operating expenses. The primary sources of funds for these payments are:
(i) dividends on the capital stock of American Life and Casualty; (ii) interest payments on surplus notes from American Life and Casualty; and (iii) payments from American Life and Casualty and Vulcan Life under a tax sharing agreement.

       At December 31, 1995, ALHC has $150.0 million principal indebtedness outstanding under its senior subordinated notes and $125.0 million principal indebtedness under the Senior Credit Facility (see note 8 to the consolidated financial statements). ALHC's annual interest payments for 1996 will be: (i) approximately $16.9 million with respect to the senior notes; and (ii) approximately $9.2 million with respect to the Senior Credit Facility (based on rates in effect and amounts outstanding at December 31, 1995).

       Dividends on ALHC's common stock are limited by: (i) the rights of holders of its preferred stock to receive cumulative dividends in full before any dividends may be paid on common stock; and (ii) the covenants of the Senior Credit Facility. Under the most restrictive covenants of the Senior Credit Facility, ALHC is limited to paying dividends of $3.0 million per year to AGP. In the event that AGP is required to pay unpaid dividends on the 1988 Series Preferred Stock, limitations in the Senior Credit Facility would require AGP (absent a waiver from the lenders) to seek sources of funds other than dividends from ALHC or borrowing. AGP believes it will have sufficient resources to pay such preferred stock dividends. ALHC currently has redeemable preferred stock outstanding, on which aggregate dividends of $8.7 million are payable annually. The two series of redeemable preferred stock outstanding must be redeemed in 2007 and 2008 at their respective par values of $69.0 million and $30.0 million. ALHC holds zero coupon U.S. Treasury securities in escrow which will provide adequate funds for the redemption of the preferred shares on their respective mandatory redemption dates.

       Liquidity of Conseco (Parent Company)

       The parent company (Conseco, Inc.) uses cash primarily to service its debt, pay dividends on preferred and common stock, meet administrative expenses, pay income taxes and invest in affiliates. The wholly owned subsidiaries and BLH provide liquidity to Conseco by paying dividends, tax sharing payments and fees for services provided. The parent company may also issue debt or equity securities, borrow additional amounts under its Credit Agreement with a group of banks as discussed in note 8 to the consolidated financial statements, or sell all or a portion of its investments in subsidiaries or affiliates. These sources have historically provided adequate cash flow to fund: (i) the needs of the parent company's normal operations; (ii) internal expansion, acquisitions and investment opportunities; and (iii) the retirement of debt and equity.

       The following table shows the cash flow activity of the parent company and its wholly owned non-life subsidiaries:

                                                                                           1995         1994         1993
                                                                                           ----         ----         ----
                                                                                                (Dollars in millions)
     Items relating to operations:
       Dividends and surplus debenture payments......................................    $ 80.6      $   19.7      $   5.5
       Tax sharing payments from subsidiaries........................................       2.7          13.7        101.9
       Fees from affiliates..........................................................      34.7          45.8         33.7
       Fees from unaffiliated companies..............................................      39.0          30.1         20.4
       Parent company costs..........................................................     (64.5)        (67.6)       (62.9)
       Interest on debt of Conseco, including direct and indirect obligations........     (41.6)        (21.2)       (23.7)
       Interest on amounts due from Conseco to life subsidiaries.....................      (8.8)         (9.3)        (8.6)
       Income taxes..................................................................      (7.7)         (4.5)       (91.1)
       Other.........................................................................        -           17.3         18.0
                                                                                        ------         ------       ------
          Total items relating to operations.........................................      34.4          24.0         (6.8)
                                                                                        ------         ------       ------
     Items relating to investing:
       Purchase of investments.......................................................     (70.8)        (51.6)       (76.2)
       Sales and maturities of investments...........................................     125.6          22.9         45.5
       Cash held by CCP prior to CCP Merger..........................................      17.0           -            -
       Proceeds from the sale of shares of WNC and related transactions..............       -           811.7          -
       Investment in consolidated subsidiaries.......................................    (552.3)        (17.0)      (450.9)
       Redemption of investments in subsidiaries.....................................       -             -          118.3
       Expense incurred in terminated merger.........................................     (5.5)         (30.3)         -
       Payments to affiliates........................................................       -           (58.8)         -
                                                                                        ------         ------       ------
          Total items relating to investing..........................................   (486.0)         676.9       (363.3)
                                                                                        ------         ------       ------
     Items relating to financing:
       Proceeds from the issuance of equity securities...............................      1.8            3.2        281.7
       Proceeds from the issuance of debt............................................    827.2          158.0        393.4
       Common and preferred dividends................................................    (24.6)         (31.3)       (23.0)
       Dividends on stock held by subsidiaries.......................................    (38.7)          (4.6)        (1.8)
       Payments on debt, including prepayments.......................................   (330.0)        (378.4)      (180.0)
       Repurchases of Conseco common stock ..........................................    (92.4)        (354.3)       (25.3)
       Payments to retire preferred stock ...........................................      -             (3.3)       (50.0)
                                                                                        ------         ------       ------
          Total items relating to financing..........................................    343.3         (610.7)       395.0
                                                                                        ------         ------       ------
          Change in short-term investments of parent
              and its non-life subsidiaries..........................................   (108.3)          90.2         24.9
          Short-term investments, beginning of year..................................    132.5           42.3         17.4
                                                                                        ------         ------       ------
          Short-term investments, end of year........................................   $ 24.2         $132.5       $ 42.3
                                                                                        ======         ======       ======

       At December 31, 1995, the parent company and its non-life subsidiaries had short-term investments of $24.2 million, of which $5.8 million was expended in January 1996 for accrued interest and dividends. The life subsidiaries are permitted to distribute $97.9 million to the parent company in 1996. The parent company and its non-life subsidiaries had additional investments in nonaffiliates of $11.2 million at December 31, 1995, which, if needed, could be liquidated or contributed to the insurance subsidiaries. Conseco believes that it could generate additional liquidity, if needed in the future, through equity offerings, debt issuance, borrowing additional amounts under its Credit Agreement with a group of banks as discussed in note 8 to the consolidated financial statements, or the conversion of existing assets to cash, including the sale of a partial or entire interest in its affiliates.

       Statutory Limitations on Payments by Life Insurance Subsidiaries to Their Parent

     As described in the preceding section, Conseco receives funds from its wholly owned insurance subsidiaries from dividends and fees for shared expenses, tax sharing payments, and principal and interest on surplus debentures. Annual dividends in excess of maximum amounts prescribed by state statutes (so-called "extraordinary dividends") may not be paid without the approval of the insurance commissioner of each state of domicile.

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

     Note 13 to the consolidated financial statements shows the difference between pretax income reported using statutory accounting practices (before deduction of expenses paid to affiliates and transfers to and from amortization of IMR) and GAAP.

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

       Medical cost inflation has had a significant impact on BLH's operations. In recent years, these costs have increased more than increases in the Consumer Price Index. Medical costs will likely continue to rise. The impact on BLH's operations depends upon its ability to increase its premium rates. Such increases are subject to approval by the insurance departments of each state in which BLH sells its products. Prior to the standardization of Medicare supplement plans, approximately two-thirds of the states permitted rate plans with automatic escalation clauses. This permitted BLH, in periods following initial approval, to adjust premium rates for changes in Medicare deductibles and increases in medical cost inflation without refiling with the regulators. Currently, all rate changes for standardized plans must be individually approved by each state. BLH's pricing of its new standardized supplement plans reflects the impact of these filings and the lengthening of the period required to implement rate increases.

       OUTLOOK

       As indicated throughout this report, Conseco intends to continue its strategy of growth through operating life insurance companies and providing services for fees to the affiliated companies and others.

       Growth Through Operations of Life Insurance Companies

       Conseco's life insurance operations include: (i) BLH, in which Conseco had an 88 percent ownership interest at December 31, 1995, and a 90.5 percent ownership interest at March 5, 1996; (ii) Great American Reserve and Beneficial Standard which became wholly owned subsidiaries as a result of the CCP Merger;
(iii) the wholly owned life insurance subsidiaries, principally Bankers National and National Fidelity; and (iv) AGP, in which Conseco has a 36 percent ownership interest. Upon completion of the merger with Life Partners Group, Inc. ("LPG"), announced in March 1996, Conseco will have significant in-force business and marketing activity in multiple segments of the life insurance industry, including universal life, ordinary life, term life, single and flexible premium deferred and immediate annuities (including both variable and fixed), Medicare supplement, long-term care and individual and group health insurance. Pro forma collected premiums for 1995 including LPG ($542.6 million), AGP ($825.6 million) and subsidiaries ($2,303.6 million) were as follows (dollars in millions):

Product
Life:
   Universal......................................................................................      $  411.7
   Individual whole and term life.................................................................         260.1

Annuities:
   Single premium.................................................................................       1,336.9
   Flexible premium ..............................................................................         509.2

Accident and health:
   Medicare supplement............................................................................         597.1
   Long-term care.................................................................................         158.8
   Group..........................................................................................         296.8
   Other..........................................................................................         101.2
                                                                                                        --------
     Total........................................................................................      $3,671.8
                                                                                                        ========

     BLH's strategy is to continue to grow profitably its individual health and other insurance business while maintaining appropriate levels of capital and surplus. A primary area of focus is expanding and enhancing the productivity of the career agency force, which is BLH's main distribution system. BLH's growth strategy also emphasizes increased cross-selling to existing policyholder households and developing products tailored to meet specific consumer needs. As a result of cross-selling, 1995 annualized new business premiums increased 20 percent for long-term care products. While new sales of Medicare supplement insurance in 1995 were below 1994 levels, total Medicare premiums collected increased 1.0 percent. We believe rate increases effected by BLH in 1995 to offset increased claims costs may have caused the BLH Medicare supplement policy to be less competitive. We believe recently announced rate increases for some competitors' products should improve the BLH price competitiveness in 1996.

     The U.S. Congress and state legislatures are currently considering various proposals relating to the country's health care delivery system. BLH is unable to predict what changes will be enacted and, if enacted, their scope and impact. BLH, however, continues to believe that opportunities for its products will grow under any realistic and affordable health care reform scenario.

     The annuity operations and AGP have: (i) a sizable and profitable block of in-force business; and (ii) distribution systems that have the potential to generate growth in the SPDA and 403(b) tax sheltered annuity markets.

     LPG is a recognized leader in the sale of universal life insurance and has recently increased its annuity sales results. Upon completion of the LPG merger, Conseco intends to concentrate on programs to increase the effectiveness of LPG's marketing programs and to seek ways to cross-sell LPG products in Conseco's other marketing programs and provide other Conseco products to LPG's marketing force.

     Conseco believes that the statutory surplus of its insurance subsidiaries and investees is adequate. Conseco believes that statutory earnings in 1996 will exceed amounts needed by the holding companies for debt service and other requirements. Such excesses would increase statutory capital of the life insurance subsidiaries and investees so that their internal growth can continue.

     Services Provided for Fees

     Conseco continues to provide various services to BLH, AGP, the former subsidiaries of CCP and the other wholly owned subsidiaries. These services include investment management, mortgage origination and servicing, policy and claims administration, data processing, product marketing and executive management services. Conseco also provides such services to unaffiliated clients, principally insurance companies. Conseco intends to expand its service fee revenue by seeking other unaffiliated clients. Such arrangements would take advantage of Conseco's ability to administer products and investments without requiring Conseco to provide additional capital needed to support those products. Because of changes in control at two of Conseco's unaffiliated clients in 1995, it expects to lose those clients during 1996. Fee revenue from those clients in 1995 was $2.2 million for investment management and $4.5 million for administrative services (both amounts are before deduction of direct and indirect expenses). In March 1993, Conseco acquired Bankmark, an insurance marketing company which develops relationships with financial institutions to provide insurance and investment products to their customers. After its acquisition by Conseco, Bankmark began a formal program to actively expand its business by developing relationships with a few large money-center banks.

     Acquisition and Restructuring of Life Insurance Companies

     With the 1996 announcement of the termination of Partnership II, Conseco no longer expects to participate significantly in the process of restructuring life insurance companies in order to realize their increased value through a sale or public offering of the companies. Conseco is currently reviewing alternatives to realize the values represented by AGP. In accordance with the partnership agreement, Partnership II's assets must be distributed within two years of the effective date of dissolution.

     The Company believes that a number of life insurance companies will be available to be acquired in the next 10 years as a result of strategic restructuring and consolidation within the life industry. The Company may participate directly in such acquisitions, such as its planned merger with LPG, when the acquisition fits Conseco's strategic growth plan and can be achieved with a capital structure that results in both: (i) increased earnings per share and value to Conseco's shareholders; and (ii) favorable rating agency actions that facilitate profitable marketing activities by all Conseco companies.

     Conseco's ability to complete acquisitions that achieve those objectives depends on a number of external factors, including: (i) the attitudes of rating agencies toward Conseco's strategic plan and capital structure; (ii) the availability and cost of both debt and equity capital; (iii) pressures that motivate companies to seek to be acquired at a reasonable cost; and (iv) competition from other acquirers, which affects the cost of acquisitions.

     Conseco believes it has the resources and capabilities to continue being a successful acquirer of life insurance companies. It also believes that its past record of successfully acquiring, financing and operating life insurance companies will be an advantage compared to others who may attempt to acquire available candidates. As shown in the prior section on liquidity, the pro forma capital structure of Conseco (giving effect to several 1996 events, as if they had occurred at December 31, 1995) includes only 32 percent debt for which Conseco is directly liable to Conseco's capital (40 percent if debt of BLH is included).

     As part of its program of exploring opportunities to improve its capital structure, Conseco continually reviews its corporate structure and the need and desirability of restructuring the existing debt and equity of the Company and its affiliates.

                         ------------------------------

       ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.


                   Index to Consolidated Financial Statements





                                                                                                                       Page
                                                                                                                       ----
Report of Management.................................................................................................. 50

Report of Independent Accountants......................................................................................51

Consolidated Balance Sheet at December 31, 1995 and 1994...............................................................52

Consolidated Statement of Operations for the years ended
    December 31, 1995, 1994 and 1993...................................................................................54

Consolidated Statement of Shareholders' Equity
    for the years ended December 31, 1995, 1994 and 1993...............................................................56

Consolidated Statement of Cash Flows for the years ended
    December 31, 1995, 1994 and 1993...................................................................................57

Notes to Consolidated Financial Statements.............................................................................59


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





      Stephen C. Hilbert                              Rollin M. Dick
    Chairman of the Board,                     Executive Vice President and
        President and                             Chief Financial Officer
  Chief Executive Officer

                        REPORT OF INDEPENDENT ACCOUNTANTS





To the Board of Directors
  and Shareholders
Conseco, Inc.


       We have audited the accompanying consolidated balance sheet of Conseco, Inc. and Subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

       We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

       In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Conseco, Inc. and Subsidiaries as of December 31, 1995 and 1994, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.



                                                        COOPERS & LYBRAND L.L.P.

Indianapolis, Indiana
March 20, 1996

                                              CONSECO, INC. AND SUBSIDIARIES

                                                CONSOLIDATED BALANCE SHEET
                                                December 31, 1995 and 1994
                                                   (Dollars in millions)



                                                          ASSETS


                                                                                                             1995           1994
                                                                                                             ----           ----
Investments:
    Actively managed fixed maturities at fair value (amortized cost:
       1995 - $12,355.1; 1994 - $7,440.5) ..........................................................     $  12,963.3     $   7,067.1
    Equity securities at fair value (cost: 1995 - $34.6; 1994 - $43.0) .............................            36.6            39.6
    Mortgage loans .................................................................................           339.9           142.6
    Credit-tenant loans ............................................................................           259.1            69.0
    Policy loans ...................................................................................           307.6           175.1
    Investment in CCP Insurance, Inc. ..............................................................           --              195.4
    Other invested assets ..........................................................................            91.2            68.7
    Trading account securities .....................................................................          --                21.6
    Short-term investments .........................................................................           189.9           295.4
    Assets held in separate accounts ...............................................................           227.0            84.9
                                                                                                           ---------       ---------

           Total investments .......................................................................        14,414.6         8,159.4


Accrued investment income ..........................................................................           207.8           126.3
Cost of policies purchased .........................................................................         1,030.7         1,021.6
Cost of policies produced ..........................................................................           391.0           300.7
Reinsurance receivables ............................................................................            84.8            45.5
Income taxes .......................................................................................            --             195.2
Goodwill (net of accumulated amortization:  1995 - $48.0; 1994 - $25.3) ............................           894.1           687.7
Property and equipment (net of accumulated depreciation: 1995 - $36.3; 1994 - $27.1) ...............            88.7            89.1
Securities segregated for future redemption of  redeemable preferred stock of a subsidiary .........            39.2            36.2
Other assets .......................................................................................           146.6           150.2
                                                                                                           ---------       ---------

           Total assets ............................................................................       $17,297.5       $10,811.9
                                                                                                           =========       =========
















                            (continued on next page)

                     The accompanying notes are an integral
                 part of the consolidated financial statements.

                         CONSECO, INC. AND SUBSIDIARIES

                     CONSOLIDATED BALANCE SHEET (Continued)
                           December 31, 1995 and 1994
                              (Dollars in millions)


                      LIABILITIES AND SHAREHOLDERS' EQUITY




                                                                                                             1995            1994
                                                                                                             ----            ----
Liabilities:
    Insurance liabilities ..........................................................................     $  13,378.4    $   8,537.4
    Income tax liabilities .........................................................................            93.3           --
    Investment borrowings ..........................................................................           298.1           --
    Other liabilities ..............................................................................           329.6          318.0
    Liabilities related to separate accounts .......................................................           227.0           84.9
    Notes payable of Conseco .......................................................................           871.4          191.8
    Notes payable of Bankers Life Holding Corporation, not direct obligations of Conseco ...........           301.5          280.0
    Notes payable of Partnership II entities, not direct obligations of Conseco ....................           283.2          331.1
                                                                                                           ---------      ---------

            Total liabilities ......................................................................        15,782.5        9,743.2
                                                                                                           ---------      ---------

Minority interest ..................................................................................           403.3          321.7
                                                                                                           ---------      ---------

Shareholders' equity:
    Preferred stock ................................................................................           283.5          283.5
    Common stock and additional paid-in capital (no par value, 500,000,000 shares authorized, shares issued and outstanding: 1995 - 40,515,914;
       1994 - 44,369,700) ..........................................................................           157.2          165.8
    Unrealized appreciation (depreciation) of securities:
       Fixed maturity securities (net of applicable deferred income taxes:
          1995 - $66.8; 1994 - $(65.0)) ............................................................           112.6         (137.7)
       Equity securities (net of applicable deferred income taxes:
          1995 - $.1; 1994 - $(.9)) ................................................................              .1           (2.0)
    Retained earnings ..............................................................................           558.3          437.4
                                                                                                           ---------      ---------

            Total shareholders' equity .............................................................         1,111.7          747.0
                                                                                                           ---------      ---------

            Total liabilities and shareholders' equity .............................................       $17,297.5      $10,811.9
                                                                                                           =========      =========












                     The accompanying notes are an integral
                 part of the consolidated financial statements.


                         CONSECO, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF OPERATIONS
              for the years ended December 31, 1995, 1994 and 1993
                  (Dollars in millions, except per share data)

                                                                             1995           1994              1993
                                                                             ----           ----              ----
Revenues:
    Insurance policy income.............................................  $1,465.0         $1,285.6          $1,293.8
    Investment activity:
       Net investment income............................................   1,142.6            385.7             896.2
       Net trading income (losses)......................................       2.5             (4.9)             93.1
       Net realized gains (losses)......................................     186.4            (25.6)            149.5
    Fee revenue.........................................................      33.9             58.0              26.5
    Equity in earnings of CCP Insurance, Inc............................       -               24.7              37.4
    Equity in earnings of Western National Corporation..................       -               40.2               -
    Restructuring income................................................      15.2             80.8             138.1
    Other income........................................................       9.7             17.5               1.4
                                                                         ---------        ---------          --------

            Total revenues..............................................   2,855.3          1,862.0           2,636.0
                                                                         ---------        ---------          --------

Benefits and expenses:
    Insurance policy benefits...........................................   1,075.5            915.4           1,007.8
    Change in future policy benefits....................................      32.0             42.6              60.0
    Interest expense on annuities and financial products................     585.4            134.7             408.5
    Interest expense on notes payable...................................     119.4             59.3              58.0
    Interest expense on investment borrowings...........................      22.2              7.7              10.6
    Amortization related to operations..................................     203.6            133.3             140.2
    Amortization and change in future policy
       benefits related to realized gains (losses)......................     126.6             (5.3)            126.3
    Expenses incurred in conjunction with terminated merger.............       -               35.8               -
    Other operating costs and expenses..................................     272.1            214.1             214.4
                                                                          --------        ---------          --------

            Total benefits and expenses.................................   2,436.8          1,537.6           2,025.8
                                                                          --------        ---------          --------

            Income before income taxes, minority interest
                and extraordinary charge ...............................     418.5            324.4             610.2

Income tax expense......................................................      87.0            111.0             223.1
                                                                          --------         --------         ---------

            Income before minority interest and
                extraordinary charge ...................................     331.5            213.4             387.1

Minority interest.......................................................     109.0             59.0              78.2
                                                                          --------         --------         ---------











                            (Continued on next page)

                     The accompanying notes are an integral
                 part of the consolidated financial statements.

                         CONSECO, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENT OF OPERATIONS (Continued)
              for the years ended December 31, 1995, 1994 and 1993
                  (Dollars in millions, except per share data)



                                                                             1995             1994              1993
                                                                             ----             ----              ----
            Income before extraordinary charge ........................      222.5            154.4            308.9

Extraordinary charge on extinguishment of
    debt, net of taxes and minority interest...........................        2.1              4.0             11.9
                                                                         ---------       ----------          -------

            Net income.................................................      220.4            150.4            297.0

Less preferred stock dividends.........................................       18.4             18.6             20.6
                                                                          --------        ---------          -------

            Net income applicable to common stock......................     $202.0           $131.8           $276.4
                                                                            ======           ======           ======

Earnings per common share and common equivalent share:
    Primary:
       Weighted average shares outstanding............................. 43,047,000        52,696,000      58,490,000
       Net income before extraordinary charge .........................      $4.74             $2.58           $4.93
       Extraordinary charge ...........................................        .05               .08             .20
                                                                           -------           -------          ------

            Net income.................................................      $4.69             $2.50           $4.73
                                                                             =====             =====           =====

    Fully diluted:
       Weighted average shares outstanding............................. 52,240,000        61,718,000      66,990,000
       Net income before extraordinary charge .........................      $4.26             $2.50           $4.57
       Extraordinary charge............................................        .04               .06             .18
                                                                           -------           -------          ------

            Net income.................................................      $4.22             $2.44           $4.39
                                                                             =====             =====           =====

















                     The accompanying notes are an integral
                 part of the consolidated financial statements.

                         CONSECO, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENT OF SHAREHOLDERS'
           EQUITY for the years ended December 31, 1995, 1994 and 1993
                              (Dollars in millions)


                                                                             1995             1994               1993
                                                                             ----             ----               ----
Preferred stock:
    Balance, beginning of year.........................................   $   283.5          $ 287.5            $ 50.0
       Series D preferred shares issued................................         -                -               287.5
       Preferred shares redeemed.......................................         -               (4.0)            (50.0)
                                                                          ---------          -------            ------
    Balance, end of year...............................................   $   283.5          $ 283.5            $287.5
                                                                          =========          =======            ======

Common stock and additional paid-in capital:
    Balance, beginning of year.........................................   $   165.8          $ 102.8            $115.4
       Amounts related to stock options and
          employee benefit plans.......................................         6.0             19.3               6.4
       Tax benefit related to issuance of shares
          under employee benefit plans.................................          .4             69.2              15.3
       Cost of shares acquired charged to common stock
          and additional paid-in capital...............................       (15.0)           (25.5)            (25.3)
       Cost of issuance of Series D preferred shares...................         -                -                (9.0)
                                                                          ---------         --------            -------

    Balance, end of year...............................................   $   157.2          $ 165.8            $ 102.8
                                                                          =========          =======            =======

Unrealized appreciation (depreciation) of securities:
    Fixed maturity securities:
       Balance, beginning of year .....................................   $ (137.7)          $  87.4            $  34.0
          Change in unrealized appreciation (depreciation).............      250.3            (225.1)              53.4
                                                                          --------           -------            -------

       Balance, end of year............................................   $  112.6           $(137.7)           $  87.4
                                                                          ========           =======            =======

    Equity securities:
       Balance, beginning of year .....................................   $   (2.0)         $   10.1            $   8.9
          Change in unrealized appreciation (depreciation).............        2.1             (12.1)               1.2
                                                                          --------          --------            -------

       Balance, end of year............................................   $     .1          $   (2.0)           $  10.1
                                                                          ========          ========            =======

Retained earnings:
    Balance, beginning of year.........................................   $  437.4           $ 654.8            $ 386.0
       Net income .....................................................      220.4             150.4              297.0
       Cost of shares acquired charged to retained earnings............      (77.4)           (337.0)               -
       Dividends on common stock.......................................       (3.7)            (12.2)              (7.6)
       Dividends on preferred stock....................................      (18.4)            (18.6)             (20.6)
                                                                          --------           -------             -------

    Balance, end of year...............................................   $  558.3           $ 437.4            $ 654.8
                                                                          ========           =======            =======

          Total shareholders' equity...................................   $1,111.7           $ 747.0           $1,142.6
                                                                          ========           =======           ========






                     The accompanying notes are an integral
                 part of the consolidated financial statements.

                         CONSECO, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS
              for the years ended December 31, 1995, 1994 and 1993
                              (Dollars in millions)

                                                                                          1995             1994           1993
                                                                                          ----              ----          ----
Cash flows from operating activities:
    Net income ................................................................     $    220.4             $ 150.4     $  297.0
    Adjustments to reconcile net income to net
       cash provided by operating activities:
          Amortization and depreciation .......................................          339.4               136.3        235.4
          Income taxes ........................................................          (34.7)               (5.7)         1.2
          Insurance liabilities ...............................................           (4.2)               67.9         89.5
          Interest credited to insurance liabilities ..........................          585.4               134.7        408.5
          Fees charged to insurance liabilities ...............................         (108.1)              (43.0)       (38.8)
          Accrual and amortization of investment income .......................          (71.8)              (37.6)       (34.0)
          Deferral of cost of policies produced ...............................         (282.1)             (161.8)      (159.7)
          Restructuring income ................................................          (15.2)              (80.8)      (138.1)
          Equity in undistributed earnings of CCP Insurance, Inc. .............           --                 (23.8)       (36.6)
          Equity in undistributed earnings of Western National
            Corporation .......................................................           --                 (37.3)         --
          Trading account securities ..........................................           21.6                23.4        287.0
          Minority interest ...................................................           91.9                45.1         77.2
          Extraordinary charge on extinguishment of debt ......................            3.7                 5.0         16.3
          Realized (gains) losses and trading (income) losses..................         (188.9)               30.5       (242.6)
          Other ...............................................................          (28.9)              (37.2)        16.0
                                                                                      --------            --------       ------

            Net cash provided by operating activities .........................          528.5               166.1        778.3
                                                                                      --------            --------     --------

Cash flows from investing activities:
    Sales of investments ......................................................        5,831.8             1,902.4      6,628.8
    Maturities and redemptions ................................................          417.1               148.2      1,428.9
    Purchases of investments ..................................................       (7,064.8)           (2,749.8)    (9,703.4)
    Cash received from reinsurance recapture ..................................           --                 158.8         --
    Purchase of additional shares of Bankers Life Holding Corporation .........         (262.4)               --         (237.6)
    Purchase of additional shares of CCP Insurance, Inc. ......................         (281.8)               --          (59.5)
    Payments to repurchase equity securities by Bankers Life
       Holding Corporation ....................................................          (42.1)              (35.7)       (52.2)
    Payments to repurchase equity securities by CCP Insurance, Inc. ...........          (44.5)               --           --
    Purchase of American Life Group, Inc. .....................................           --                (215.3)        --
    Purchase of Bankmark ......................................................           --                  --           (3.8)
    Cash held by CCP Insurance, Inc. before consolidation
       at January 1, 1995 .....................................................          123.0                --           --
    Proceeds from sale of  Western National  Corporation,
       net of cash held before deconsolidation ................................           --                 459.2         --
    Other .....................................................................           (3.3)              (31.3)       (25.7)
                                                                                      --------             -------    ---------

             Net cash used by investing activities ............................       (1,327.0)             (363.5)    (2,024.5)
                                                                                      --------            -------    ---------




                            (continued on next page)

                     The accompanying notes are an integral
                 part of the consolidated financial statements.

                         CONSECO, INC. AND SUBSIDIARIES


                CONSOLIDATED STATEMENT OF CASH FLOWS (Continued)
              for the years ended December 31, 1995, 1994 and 1993
                              (Dollars in millions)

                                                                                         1995             1994           1993
                                                                                         ----             ----           ----
Cash flows from financing activities:
    Issuance of capital stock, net ............................................       $    1.8             $  16.9     $  281.7
    Issuance of equity interests in subsidiaries, net .........................           16.8                68.0        405.3
    Issuance of notes payable of Conseco, net .................................          795.2               158.0        393.4
    Issuance of notes payable of subsidiaries, net - not direct
       obligations of Conseco .................................................          233.4               306.4          --
    Payments to repurchase equity securities of Conseco .......................          (92.4)             (366.5)       (75.3)
    Payments on notes payable of Conseco ......................................         (330.0)             (378.4)      (157.2)
    Payments on notes payable of subsidiaries - not direct
       obligations of Conseco .................................................         (269.0)              (66.5)      (127.3)
    Deposits to insurance liabilities .........................................        1,757.4               634.6        891.9
    Investment borrowings .....................................................          298.1              (207.2)       220.4
    Withdrawals from insurance liabilities ....................................       (1,622.6)             (307.6)      (563.9)
    Cash paid in reinsurance recapture ........................................          (71.1)               --           --
    Dividends paid ............................................................          (24.6)              (31.3)       (23.0)
                                                                                       -------            --------      -------

            Net cash provided (used)  by financing activities .................          693.0              (173.6)     1,246.0
                                                                                       -------            --------      -------

            Net decrease in short-term investments ............................         (105.5)             (371.0)         (.2)

Short-term investments, beginning of year .....................................          295.4               666.4        666.6
                                                                                       -------            --------      -------

Short-term investments, end of year ...........................................        $ 189.9            $  295.4      $ 666.4
                                                                                       =======            ========      =======


                     The accompanying notes are an integral
                 part of the consolidated financial statements.


                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

                      ------------------------------------


       1.  SIGNIFICANT ACCOUNTING POLICIES:

       Basis of Presentation

       The following summary explains the accounting policies we use to arrive at some of the more significant numbers in our financial statements. We have restated all share and per share amounts for the April 1, 1996 two-for-one stock split. We prepare our financial statements in accordance with generally accepted accounting principles ("GAAP"). We follow the accounting standards established by the Financial Accounting Standards Board, the American Institute of Certified Public Accountants and the Securities and Exchange Commission.

       Conseco, Inc. ("We," "Conseco" or "the Company") is a financial services holding company engaged primarily in the development, marketing and administration of annuity, supplemental health and individual life products. Conseco's earnings result primarily from: (i) operating life insurance companies; and (ii) providing investment management, administrative and other fee-based services to affiliated businesses as well as non-affiliates. Conseco's operating strategy is to grow the insurance business within its subsidiaries by focusing its resources on the development and expansion of profitable products and strong distribution channels. Conseco has supplemented such growth by acquisitions of companies that have profitable niche products, strong distribution systems and progressive management teams who can work with Conseco to implement Conseco's operating and growth strategies. Once a company has been acquired, Conseco's operating strategy has been to consolidate and streamline management and administrative functions, to realize superior investment returns through active asset management, to eliminate unprofitable products and distribution channels, and to expand the profitable distribution channels and products. Our principal wholly owned life insurance subsidiaries are Great American Reserve Insurance Company ("Great American Reserve"), Beneficial Standard Life Insurance Company ("Beneficial Standard"), Bankers National Life Insurance Company ('Bankers National"), National Fidelity Life Insurance Company ("National Fidelity") and Lincoln American Life Insurance Company ("Lincoln American"). We also own 88 percent (90.5 percent as of March 5, 1996) of the common stock of Bankers Life Holding Corporation ("BLH"), which is the holding company for Bankers Life and Casualty Company ("Bankers Life"); and through our interests in Conseco Capital Partners II, L.P. ("Partnership II") and our direct investments, we have a 36 percent ownership interest in American Life Group, Inc. ("AGP") (formerly known as The Statesman Group, Inc. prior to its name change in August 1995).

       Consolidation issues. During 1990, Conseco formed Conseco Capital Partners, L.P. ("Partnership I"), which raised and invested $99.5 million of capital. Approximately half of this capital was provided by Conseco; the balance was provided by other investors. A wholly owned subsidiary of Conseco was the sole general partner of Partnership I. Partnership I was the Company's vehicle for acquiring four insurance companies: Great American Reserve in June 1990, Jefferson National Life Insurance Company ("Jefferson National") in November 1990 (it was merged with Great American Reserve in 1994), Beneficial Standard in March 1991 and Bankers Life in November 1992. We accounted for all of these acquisitions as purchases, reflecting the acquired operations in our financial statements beginning with the acquisition dates. As sole general partner, Conseco exercised unilateral control over Partnership I. We were therefore required to include the accounts of Partnership I and its majority-owned subsidiaries in our consolidated financial statements until Partnership I was liquidated on March 31, 1993. See note 2 for a description of the activities of Partnership I.

       CCP Insurance, Inc. ("CCP"), a newly organized holding company for Partnership I's first three acquisitions, completed an initial public offering
(IPO) in July 1992. As a result of the IPO, we no longer had unilateral control over those entities and stopped including their accounts in our consolidated financial statements. We carried our investment in CCP and its subsidiaries in our financial statements on the equity basis in 1994 and 1993. As described in note 2, in August 1995, Conseco completed the purchase of all the shares of common stock of CCP we did not previously own in a transaction pursuant to which CCP was merged with Conseco, with Conseco being the surviving corporation (the merger and related transactions are referred to herein as the "CCP Merger"). As a result, CCP's subsidiaries (Great American Reserve and Beneficial Standard) became wholly owned subsidiaries of the Company. The Company's consolidated statements reflect the operations of CCP on a consolidated basis effective January 1, 1995.

       We were required to use step-basis accounting when we acquired the shares of CCP common stock in various transactions . As a result, the assets and liabilities of CCP included in our December 31, 1995, consolidated balance sheet represent the following combination of values: (i) the portion of CCP's net assets acquired by Conseco in the initial acquisitions of CCP's subsidiaries made by Partnership I is valued as of those respective acquisition dates; and
(ii) the portion of CCP's net assets acquired in the CCP Merger is valued as of August 31, 1995.

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

                      ------------------------------------

       BLH, a company formed by Partnership I to acquire Bankers Life, completed an IPO in March 1993. As a result of the IPO, Conseco owned 31 percent of BLH and no longer had unilateral control of BLH. However, after we acquired additional shares of BLH in September 1993, our ownership position in BLH increased to 56 percent. In June 1995, we purchased additional shares of BLH, increasing the Company's ownership of BLH to 82 percent (85 percent including the shares of BLH owned by CCP). Conseco's ownership of BLH increased to 88 percent at December 31, 1995, and 90.5 percent at March 5, 1996, as a result of share repurchases by BLH in the third and fourth quarters of 1995 and in 1996. The accounts of BLH are consolidated with Conseco's accounts for all periods in the accompanying consolidated financial statements.

       BLH's former owner continued to own 40 percent of BLH following Partnership I's acquisition of BLH in 1992. Partnership I and Conseco were therefore required to account for that acquisition as a "step acquisition transaction" in accordance with the guidance provided in Issue Number 88-16 of the Emerging Issues Task Force of the Financial Accounting Standards Board entitled "Basis in Leveraged Buyout Transactions." We also used step acquisition accounting when we bought more BLH stock in September 1993 and during 1995. As a result, the assets and liabilities of BLH included in Conseco's 1995 consolidated balance sheet represent the following combination of values: (i) the portion of BLH's net assets acquired by Conseco in the November 1992 acquisition made by Partnership I is valued as of that acquisition date; (ii) the portion of BLH's net assets acquired in September 1993 is valued as of that date; (iii) the portion of BLH's net assets acquired during 1995 is valued as of the date of their purchase (for accounting convenience June 30, 1995, has been used); and (iv) the portion of BLH's net assets owned by minority interests is valued based on a combination of the former owner's historical bases of net assets acquired in the initial acquisition in 1992 and the values defined in clause (i).

       Western National Corporation ("WNC"), a company formed in October 1993 to be the holding company for Western National Life Insurance Company ("Western National"), completed an IPO in February 1994. Prior to the IPO, WNC was a wholly owned subsidiary of Conseco. We sold 60 percent of our equity interest in the IPO. As a result of the IPO, we no longer had unilateral control of WNC and we ceased including the accounts of WNC in our consolidated financial statements as of January 1, 1994. We sold our remaining 40 percent interest in WNC on December 23, 1994 (refer to note 2 for further discussion of the transactions involving WNC). Our equity in earnings of WNC in 1994 therefore reflected: (i) all of WNC's earnings for the period through February 15, 1994; and (ii) 40 percent of WNC's earnings for the period from February 15, 1994, through December 23, 1994.

       Partnership II was organized to invest in privately negotiated acquisitions of specialized annuity, life and accident and health insurance companies and related businesses. Partnership II acquired AGP on September 29, 1994 (as further described in note 2). Partnership II owns 80 percent of the outstanding shares of AGP's common stock. Because Conseco is the sole general partner of Partnership II, Conseco controls Partnership II and AGP even though its ownership interest is less than 50 percent. Because of this control, Conseco's consolidated financial statements are required to include the accounts of Partnership II and AGP. Immediately after the acquisition of AGP, Conseco, through its direct investment and through its equity interests in the investments made by BLH, CCP and WNC, had approximately a 27 percent ownership interest in AGP.

       On November 30, 1995, AGP issued 2,142,857 shares of its common stock for $30.0 million (including $13.2 million paid by Conseco and its subsidiaries) in a private placement transaction. Eighty percent of the shares were purchased by Partnership II and the remainder were purchased by the other holders of AGP's common stock. Conseco's ownership interest in AGP increased to 36 percent at December 31, 1995, as the result of this transaction and changes in our ownership of BLH and CCP (which have ownership interests in Partnership II and its subsidiaries), partially offset by the following transactions which occurred in December 1994: (i) the sale of Conseco's remaining equity interest in WNC; and (ii) the sale of a portion of its investment in AGP to an unaffiliated company.

       We accounted for the acquisition of AGP using the purchase method of accounting. Under purchase accounting, we allocated the total purchase cost of AGP to the assets and liabilities acquired based on their fair values, with the excess of the total purchase cost over the fair value of the net assets acquired recorded as goodwill.

        Neither "consolidation" nor "non-consolidation" changes the net income or shareholders' equity we report. Our consolidated financial statements do not include the results of material transactions between us and our consolidated affiliates, or among our consolidated affiliates. We reclassified some figures in our 1994 and 1993 consolidated financial statements and notes to conform with the 1995 presentation.

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

                      ------------------------------------

       Investments

       Fixed maturities are securities that mature more than one year after issuance. They include bonds, notes receivable and preferred stocks with mandatory redemption features.

       Equity securities include investments in common stocks and non-redeemable preferred stock.

       We implemented Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115") as of December 31, 1993. We classify our fixed maturity and equity securities into three categories:

       Actively managed - fixed maturity and equity securities that we may sell prior to maturity in response to changes in interest rates, issuer credit quality or our liquidity requirements. We carry actively managed securities at fair value. We record any unrealized gain or loss, net of tax and the related adjustments described below, as a component of shareholders' equity.

       Trading account - fixed maturity and equity securities that we buy principally for the purpose of selling in the near term. We carry trading account securities at estimated fair value. We include any unrealized gain or loss in net trading income. We did not hold any trading account securities at December 31, 1995.

       Held to maturity - (all other fixed maturities) securities which we have the ability and positive intent to hold to maturity. When we own such securities, we carry them at amortized cost. We may dispose of these securities if the credit quality of the issuer deteriorates, if regulatory requirements change or under other unforeseen circumstances. We have not held any held to maturity securities since implementing SFAS 115.

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

       Unrealized gains and losses and the related adjustments described above have no effect on our earnings. We record them, net of tax, to shareholders' equity. The following table summarizes the effect of these adjustments on Conseco's actively managed fixed maturities as of December 31, 1995:

                                                                                    Effect of fair value
                                                                                        adjustment to
                                                                 Balance              actively managed            Reported
                                                            before adjustment         fixed maturities              amount
                                                            -----------------         ----------------              ------
                                                                                    (Dollars in millions)
Actively managed fixed maturities...........................    $12,355.1                    $608.2               $12,963.3
Cost of policies purchased..................................      1,216.5                    (185.8)                1,030.7
Cost of policies produced...................................        434.7                     (43.7)                  391.0
Income tax liabilities......................................        (44.4)                    137.7                    93.3
Minority interest...........................................        274.9                     128.4                   403.3
Unrealized appreciation of fixed maturity securities........          -                       112.6                   112.6


       When there are changes in conditions that cause us to transfer a fixed maturity investment to a different category (i.e., actively managed, trading or held to maturity), we transfer it to the new category at its fair value on the date of the transfer. We account for the security's unrealized gain or loss (such amounts were immaterial in 1995) as follows:

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

                      ------------------------------------

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

       Credit-tenant loans are loans for commercial properties. When we make these loans: (i) the lease of the principal tenant must be assigned to Conseco;
(ii) the lease must produce adequate cash flow to fund substantially all the requirements of the loan; and (iii) the principal tenant or the guarantor of such tenant's obligations must have an investment-grade credit rating when the loan is made. These loans also must be secured by the value of the related property. Our underwriting guidelines take into account such factors as: (i) the lease term of the property; (ii) the borrower's management ability, including business experience, property management capabilities and financial soundness; and (iii) such economic, demographic or other factors that may affect the income generated by the property, or its value. The underwriting guidelines generally require a loan-to-value ratio of 75 percent or less. We carry both credit-tenant loans and traditional mortgage loans at amortized cost.

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

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

                      ------------------------------------

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

       After we determine the cost of policies purchased, we amortize that amount based on the incidence of the expected cash flows. For acquisitions we made on or before November 19, 1992, we amortize the asset with interest at the same rate used to determine the discounted value of the asset. For acquisitions after November 19, 1992, (including the acquisition of AGP and the acquisitions of additional ownership interests in BLH and CCP in 1995 and 1994), we amortize this asset using the interest rate credited to the underlying policies.

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

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

                      ------------------------------------

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

       Cost of Policies Produced

       The costs which vary with and are primarily related to producing new business are referred to as cost of policies produced. They consist primarily of commissions, bonus interest and certain costs of policy issuance and underwriting, net of fees charged to the policy in excess of ultimate fees charged. To the extent that they are recoverable from future profits, we defer these costs and amortize them with interest as follows:

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

       Goodwill

       Goodwill is the excess of the amount we paid to acquire a company over the fair value of its net assets. We amortize goodwill on the straight-line basis over a 40-year period. We continually monitor the value of our goodwill based on our estimates of future earnings. We determine whether goodwill is fully recoverable from projected undiscounted net cash flows from earnings of the subsidiaries over the remaining amortization period. If we were to determine that a material change has occurred in the factors supporting recoverability of goodwill over the remaining amortization period, we would reduce its carrying value with a corresponding charge to expense or shorten the amortization period (no such changes have occurred.).

       Property and Equipment

       We carry property and equipment at depreciated cost. We depreciate property and equipment on a straight-line basis over the estimated useful lives of the assets, which average approximately 13 years. Our depreciation expense was $9.3 million in 1995, $8.3 million in 1994 and $6.0 million in 1993.

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

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

                      ------------------------------------

       For investment contracts without mortality risk (such as deferred annuities and immediate annuities with benefits paid for a period certain) and for contracts that permit either Conseco or the insured to make changes in the contract terms (such as single- premium whole life and universal life), we record premium deposits and benefit payments as increases or decreases in a liability account, rather than as revenue and expense. We record as revenue any amounts charged against the liability account for the cost of insurance, policy administration and surrender penalties. We record as expense any interest credited to the liability account and any benefit payments which exceed the contract liability account balance.

       Our reserves for traditional and limited-payment life contracts are generally calculated using the net level premium method, based on assumptions as to investment yields, mortality, withdrawals and dividends. We make these assumptions at the time the contract is issued or, in the case of contracts acquired by purchase, at the purchase date. We base these assumptions on projections from past experience, modified as necessary to reflect anticipated trends and making allowance for possible unfavorable deviation.

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

       Reinsurance

       In the normal course of business, Conseco seeks to limit its exposure to loss on any single insured and to recover a portion of the benefits paid over such limits. We do this by ceding reinsurance to other insurance enterprises or reinsurers under excess coverage and coinsurance contracts. We limit how much risk per policy we will retain. This retention limit does not exceed $.8 million on any of our policies.

       We report assets and liabilities related to insurance contracts before the effects of reinsurance. We report reinsurance receivables and prepaid reinsurance premiums (including amounts related to insurance liabilities) as assets. We recognize estimated reinsurance receivables in a manner consistent with the liabilities related to the underlying reinsured contracts.

       Income Taxes

       Our income tax expense includes deferred income taxes arising from temporary differences between the tax and financial reporting basis of assets and liabilities. This liability method of accounting for income taxes also requires us to reflect the effect of a tax rate change on accumulated deferred income taxes in income in the period in which the change is enacted.

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

                      ------------------------------------

       In assessing the realization of deferred income tax assets, we consider whether it is more likely than not that the deferred income tax assets will be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences become deductible. If future income does not occur as expected, deferred income taxes may need to be written off.

       Minority Interest

       Our consolidated financial statements include all of the assets, liabilities, revenues and expenses of BLH, AGP (since its acquisition by Partnership II on September 29, 1994), and CCP (since January 1, 1995, as a result of the CCP Merger). We make a charge against consolidated income for the share of earnings allocable to the minority interests. We show the shareholders' equity of such entities allocable to the minority interests separately on our consolidated balance sheet.

       Earnings Per Share

       We compute primary net income per share by dividing earnings less preferred dividend requirements by the weighted average number of common and common equivalent shares outstanding for the period. We compute fully diluted net income per share on the same basis, except that, if more dilutive: (i) the number of common equivalent shares related to stock options is based on the period- end market value of the shares, instead of the average market value; and
(ii) convertible preferred stock is assumed to be converted into common shares. We have restated all share and per share amounts for the April 1, 1996 two-for-one stock split.

       During the preparation of financial statements in conformity with GAAP we are required to make estimates and assumptions that affect the reported assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the preparation period. Actual results could differ from those estimates. We utilize significant estimates and assumptions in the calculation of cost of policies produced, cost of policies purchased, goodwill, insurance liabilities, guaranty fund assessment accruals and deferred income taxes. It is reasonably possible that actual experience could differ from the estimates and assumptions utilized which could have a material impact on the financial statements.

       Fair Values of Financial Instruments

       We use the following methods and assumptions to determine the estimated fair values of financial instruments:

       Investment   securities.   For  fixed  maturity   securities   (including
       redeemable   preferred   stocks)  and  for  equity  and  trading  account
       securities, we use quotes from independent pricing services, where available. For investment securities for which such quotes are not available, we use values obtained from broker-dealer market makers or by discounting expected future cash flows using a current market rate appropriate for the yield, credit quality and, for fixed maturity securities, the maturity of the investment being priced.

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

       Securities segregated for the future redemption of redeemable preferred stock of a subsidiary. Estimated fair values of the U.S. Treasury securities held in escrow for the future redemption of redeemable preferred stock of a subsidiary of AGP are based on quoted market prices.

       Interest rate swaps. Estimated fair values of interest rate swap contracts are based on estimates of fair value from dealers which represent the net value or the cost of terminating the contracts at the balance sheet date.

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

                      ------------------------------------

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

       Redeemable preferred stock of a subsidiary of AGP (a component of minority interest). The estimated fair value of redeemable preferred stock which is publicly-traded is based on quoted market prices. The estimated fair value of the privately placed redeemable preferred stock is determined by discounting expected future cash flows using assumed incremental dividend rates for similar duration securities.

       Here are the estimated fair values of our financial instruments:

                                                                            1995                            1994
                                                                   ------------------------       --------------------------
                                                                   Carrying           Fair        Carrying            Fair
                                                                    Amount            Value        Amount             Value
                                                                    ------            -----        ------             -----
                                                                                    (Dollars in millions)
Financial assets issued for purposes other than trading:
       Actively managed fixed maturities......................   $12,963.3        $12,963.3       $7,067.1        $7,067.1
       Equity securities .....................................        36.6             36.6           39.6            39.6
       Mortgage loans.........................................       339.9            363.3          142.6           146.7
       Credit-tenant loans....................................       259.1            258.6           69.0            61.3
       Policy loans...........................................       307.6            307.6          175.1           175.1
       Other invested assets..................................        91.2             91.2           68.7            68.7
       Short-term investments.................................       189.9            189.9          295.4           295.4
       Securities segregated for future redemption of
          redeemable preferred stock of a subsidiary..........        39.2             50.1           36.2            36.4

Trading account securities....................................         -                -             21.6            21.6

Financial liabilities issued for purposes other than trading:
       Insurance liabilities for investment
          contracts (1).......................................     9,628.9          9,628.9        5,727.6         5,727.6
       Interest rate swaps....................................         -                -             10.6            10.6
       Investment borrowings..................................       298.1            298.1            -               -
       Notes payable of Conseco...............................       871.4            890.3          191.8           173.6
       Notes payable of Bankers Life Holding
          Corporation, not direct obligations of Conseco......       301.5            311.6          280.0           306.0
       Notes payable of Partnership II entities, not direct
          obligations of Conseco..............................       283.2            299.4          331.1           339.7
       Redeemable preferred stock of a subsidiary of
          AGP (a component of minority interest)..............        99.0             94.0           99.0            90.9

    (1) The estimated fair value of the liabilities for investment contracts was approximately equal to its carrying value at December 31, 1995 and 1994. This was because interest rates credited on the vast majority of account balances approximate current rates paid on similar investments and because these rates are not generally guaranteed beyond one year. We are not required to disclose fair values for insurance liabilities, other than those for investment contracts. However, we take into consideration the estimated fair values of all insurance liabilities in our overall management of interest rate risk. We attempt to minimize exposure to changing interest rates by matching investment maturities with amounts due under insurance contracts.

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

                      ------------------------------------

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

       In early 1994, CCP announced a program to repurchase up to 2.0 million shares of its common stock in the open market or through negotiated transactions. In October 1994, CCP expanded the repurchase program to 4.0 million shares. During 1994, CCP acquired 3.5 million shares of its common stock under this program at a cost of $71.8 million. CCP's repurchases increased Conseco's ownership interest in CCP to 45 percent at December 31, 1994. In early 1995, CCP repurchased an additional 2.2 million shares under this program for $44.5 million increasing Conseco's ownership interest to 49 percent.

    In August 1995, we completed the purchase of all of the shares of common stock of CCP we did not previously own. A total of 11.8 million shares were purchased for $281.8 million (including transaction costs and the cost to settle outstanding stock options of CCP) in a transaction pursuant to which CCP was merged with Conseco, with Conseco being the surviving corporation. Income tax expense was reduced by $8.4 million in the third quarter of 1995 as a result of the release of deferred income taxes previously accrued on income related to CCP. Such deferred tax is no longer required because the CCP Merger was completed without incurring additional tax.

    We funded the CCP Merger (including the repayment of our existing $250.0 million revolving credit facility ) with available cash and borrowings from a new $600.0 million credit facility (the "Credit Agreement"). The sources and uses of the financing to complete the CCP Merger are summarized below (dollars in millions):

               Sources of funds:
                  Credit Agreement..................................................  $530.0
                  Cash on hand......................................................     9.7
                                                                                      ------
                     Total sources..................................................  $539.7
                                                                                      ======

               Uses of funds:
                  Purchase of all common equity interest in CCP
                     not owned by Conseco...........................................  $281.8
                  Repayment of revolving credit facility of Conseco.................   250.0
                  Debt issuance, interest and other transaction costs...............     7.9
                                                                                      ------

                     Total uses.....................................................  $539.7
                                                                                      ======

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

                      ------------------------------------

    The effect of the CCP Merger on the consolidated balance sheet as of the CCP Merger date was as follows (dollars in millions):

                   Fixed maturities........................................      $ 4,051.3
                   Mortgage loans..........................................          230.6
                   Credit-tenant loans.....................................          155.8
                   Investment in CCP.......................................         (266.1)
                   Policy loans............................................          136.7
                   Short-term investments..................................          200.1
                   Other investments.......................................           20.0
                   Accrued investment income...............................           73.2
                   Cost of policies purchased..............................          313.8
                   Cost of policies produced...............................           62.8
                   Goodwill................................................          115.7
                   Income taxes............................................          (80.0)
                   Insurance liabilities...................................       (4,379.0)
                   Investment borrowings...................................         (219.6)
                   Notes payable...........................................         (213.7)
                   Minority interest.......................................           53.8
                   Other...................................................           26.4
                                                                                ----------

                      Cash used to acquire shares of CCP...................     $    281.8
                                                                                ==========

       Bankers Life Holding Corporation

       On November 9, 1992, Partnership I formed BLH to acquire Bankers Life from I.C.H. Corporation ("ICH"). The purchase price of $600.0 million was funded with the net proceeds of the following securities issued by BLH: (i) $175.0 million senior notes to a group of lending banks; (ii) $200.0 million senior subordinated notes; (iii) $45.0 million payment-in-kind junior subordinated notes (including $8.3 million provided by Conseco and $34.7 million provided by ICH); (iv) $158.3 million of payment-in-kind preferred stock (of which $108.3 million was provided by Conseco and $50.0 million was provided by ICH); and (v) $66.7 million of common stock of BLH, including $16.7 million directly provided by ICH and $50.0 million provided by Partnership I (including $25.5 million provided by Conseco and $9.6 million provided by ICH). None of the BLH notes are direct obligations of Conseco. As a result of this acquisition, Conseco owned approximately 44 percent of the common equity interest in BLH through its direct investments and investments in Partnership I. For accounting convenience, the acquisition was reported as of November 1, 1992, and Conseco made adjustments to reflect financing costs for the period between that date and the actual date of acquisition, November 9, 1992.

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

       On September 30, 1993, Conseco acquired 13.3 million shares of BLH common stock from ICH for $287.6 million. The shares purchased represented 25 percent of BLH's outstanding shares. Conseco paid for these shares by surrendering for redemption $50.0 million stated value of ICH preferred stock, and by paying $237.6 million in cash. Conseco funded the cash payment using available cash and the net proceeds from a $200.0 million senior unsecured loan. As described below, the loan was repaid in February 1994, using the proceeds from the IPO of WNC. The transaction with ICH increased Conseco's ownership of BLH to 56 percent.

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

                      ------------------------------------

       In April 1994, BLH announced a program to repurchase up to 2 million of its common shares in open-market or negotiated transactions. During 1994, BLH acquired 1.8 million shares of its common stock under this program at a cost of $35.7 million. BLH's repurchases increased Conseco's ownership interest in BLH to 58 percent.

       On June 28, 1995, we completed the program to acquire additional shares of BLH common stock. A total of 12.8 million shares were purchased for $262.4 million in open market and negotiated transactions during 1995. The shares purchased represented 24 percent of the then outstanding shares of BLH common stock increasing our ownership of BLH to 82 percent (85 percent including shares of BLH owned by CCP) as of June 30, 1995. We funded the acquisition with available cash, proceeds from our revolving credit agreements and a $32.0 million loan from CCP. Income tax expense was reduced by $66.5 million in the second quarter of 1995 as a result of the release of deferred income taxes previously accrued on income related to BLH. Such deferred tax is no longer required since we are permitted to file a consolidated tax return with BLH and the income this tax relates to can be distributed to Conseco without the payment of tax. In addition, BLH repurchased 2.2 million shares of its common stock during 1995 at a cost of $42.1 million, increasing our ownership interest in BLH to 88 percent as of December 31, 1995 (90.5 percent as of March 5, 1996).

       The acquisition of additional shares of BLH common stock by Conseco and share repurchases by BLH in 1995 had the following effects on Conseco's consolidated balance sheet accounts as of the acquisition dates (dollars in millions):

                                                                                  Acquisition by
                                                                               ---------------------
                                                                               BLH           Conseco        Total
                                                                               ---           -------        -----
Cost of policies purchased...............................................    $ 17.7          $162.2        $179.9
Cost of policies produced  ..............................................      (8.4)          (99.1)       (107.5)
Goodwill.................................................................      11.6           114.3         125.9
Insurance liabilities....................................................      (2.3)          (24.5)        (26.8)
Income taxes.............................................................      (2.1)          (32.8)        (34.9)
Other....................................................................      (1.9)           (1.8)         (3.7)
Minority interest .......................................................      27.5           144.1         171.6
                                                                             ------          ------        ------

Cash used................................................................    $ 42.1          $262.4        $304.5
                                                                             ======          ======        ======


       The closing price of BLH's shares on the New York Stock Exchange on December 31, 1995, was $20.25 per share, indicating a total fair value of Conseco's investment in BLH of $904.4 million. Conseco's cost of these shares was $575.5 million. Shares held by Conseco are not freely tradable, and sale of such shares may require a registration statement with the Securities and Exchange Commission.

       Western National Corporation

       In connection with the organization of WNC and the transfer of the stock of Western National to WNC by Conseco, WNC issued 60 million shares of its common stock and a $150.0 million, 6.75 percent senior note due March 31, 1996 (the "Conseco Note") to Conseco. On February 15, 1994, WNC completed the IPO of
37.2 million shares of its common stock. Of these shares, 2.3 million were new shares sold by WNC and 34.9 million were sold by Conseco. In addition, Conseco sold .2 million shares to the president of WNC at the IPO price, less underwriting discounts and commissions. On February 22, 1994, WNC completed a public offering of $150.0 million aggregate principal amount of 7.125 percent senior notes due February 15, 2004. The net proceeds from the offering of $147.5 million (after original issue discount, underwriting discount and offering expenses) together with some of the proceeds from WNC's IPO of common stock, were used to repay the Conseco Note.

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

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

                      ------------------------------------

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

       The disposition of WNC as a result of the IPO was recorded in the consolidated statement of cash flows as follows (dollars in millions):

                      Fixed maturities............................................  $7,125.7
                      Mortgage loans..............................................      97.1
                      Credit-tenant loans.........................................     267.8
                      Investment in WNC...........................................    (760.9)
                      Policy loans................................................      71.6
                      Trading account securities..................................      60.8
                      Other investments...........................................      19.4
                      Cost of policies purchased..................................      61.9
                      Cost of policies produced...................................      84.9
                      Income taxes................................................      12.1
                      Reinsurance receivables.....................................      74.9
                      Insurance liabilities.......................................  (7,379.9)
                      Other.......................................................     (87.9)
                                                                                   ---------
                         Cash held by WNC prior to deconsolidation................    (352.5)

                      Proceeds received upon disposition of WNC...................     811.7
                                                                                   ---------

                         Net cash provided by disposition of WNC.................. $   459.2
                                                                                   =========

       Marketing Distribution Systems Consulting Group, Inc. ("Bankmark")

       Conseco acquired all the outstanding common stock of Bankmark in 1993 and 1995 for $6.6 million. Bankmark is a marketing company which develops marketing relationships with financial institutions to provide insurance and investment products to their customers.

       American Life Group, Inc.

       On September 29, 1994, Partnership II completed the acquisition of AGP (the "Acquisition"). Under an Agreement and Plan of Merger dated May 1, 1994, AGP merged with a subsidiary of Partnership II. AGP's former stockholders received $15.25 in cash per common equivalent share. They also received a contingent payment right to receive up to another $2.00 in cash per common equivalent share (the "Contingent Consideration"), based on the outcome of AGP's pending litigation against the U.S. Government concerning AGP's former savings bank subsidiary (the "AGP Litigation").

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

                      ------------------------------------

       The Acquisition and related transactions were funded with: (i) $45.9 million of cash contributions from Partnership II (including $7.4 million provided by Conseco, $1.8 million by BLH, and $1.8 million by CCP); (ii) $57.0 million in cash from the sale in a private placement of payment-in-kind preferred stock (the "1994 Series PIK Preferred Stock") (including $25.9 million purchased by BLH and $24.0 million purchased by CCP, $3.0 million of which was sold by CCP in December 1994); (iii) $150.0 million in cash from the sale in a public offering of 11-1/4% Senior Subordinated Notes due 2004 (the "Senior Subordinated Notes"); and (iv) $200.0 million in cash from a senior secured loan (the "Senior Term Loan"). The sources and uses of this financing are summarized below (dollars in millions):

             Sources of funds:
                Senior Term Loan:
                   Borrowed upon closing of the Acquisition....................................  $170.0
                   To be borrowed upon determination of AGP Litigation ........................    30.0   (i)
                Senior Subordinated Notes......................................................   150.0
                1994 Series PIK Preferred Stock................................................    57.0
                Common equity contribution from Partnership II.................................    45.9
                                                                                                 ------

                           Total sources.......................................................  $452.9
                                                                                                 ======
             Uses of funds:
                Payment of cash consideration to acquire AGP..................................   $314.1   (ii)
                Payment upon determination of AGP Litigation..................................     30.1   (i)
                Repayment of bank indebtedness of a subsidiary of AGP.........................     55.5   (iii)
                Transaction fees and expenses..................................................    15.7
                Purchase of surplus note from American Life and
                   Casualty Insurance Company, AGP's
                   principal operating subsidiary..............................................    24.0
                Cash retained..................................................................    13.5
                                                                                                 ------

                           Total uses..........................................................  $452.9
                                                                                                 ======

(i) In the event of a determination of the AGP Litigation that is unfavorable to AGP, $30.1 million would be paid to the holders of AGP's 1988 Series I and II Preferred Stock $1 Par (the "AGP 1988 Series Preferred Stock"). This stock is currently held by the U.S. Government. In the event of a favorable determination of this litigation, the same amount, representing a portion of the Contingent Consideration, would be paid to the other former stockholders of AGP.

(ii) This amount assumes conversion for redemption of all of AGP's outstanding 6-1/4% Convertible Subordinated Debentures due 2003 (the "Convertible Debentures"). These debentures were convertible into an aggregate of 4,528,125 shares of AGP common stock. At December 31, 1995, $15.0 million of the Convertible Debentures remained outstanding.

(iii) A subsidiary of AGP was the borrower under a credit facility having an outstanding balance (including accrued interest and fees) of $55.5 million at the Acquisition date. This facility was repaid with a portion of the proceeds from the financing.

       In accordance with the Partnership II agreement, Conseco earned fees of $2.5 million (net of taxes of $1.3 million) for services related to the financing of the Acquisition.

       On November 30, 1995, AGP issued 2,142,857 shares of its common stock for $30.0 million (including $13.2 million paid by Conseco and its subsidiaries) in a private placement transaction. Eighty percent of the shares were purchased by Partnership II and the remainder were purchased by the other holders of AGP's common stock. The proceeds from the sale were used to reduce the amount of AGP's outstanding debt (see note 8). In accordance with the Partnership II agreement, Conseco earned fees of $.2 million (net of taxes of $.1 million) for services in connection with such transaction.

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

                      ------------------------------------

       The acquisitions of CCP, BLH, Bankmark and AGP described above were recorded in the consolidated statement of cash flows as follows:

                                                                                  1995             1994              1993
                                                                                  ----             ----              ----
                                                                                           (Dollars in millions)
Fixed maturities..............................................................$(4,051.3)       $(3,906.0)          $   -
Mortgage loans................................................................   (230.6)           (64.7)             (.6)
Credit-tenant loans...........................................................   (155.8)              -                -
Policy loans..................................................................   (136.7)           (59.1)              -
Short-term investments........................................................   (200.1)              -                -
Investment in CCP.............................................................    266.1               -             (59.5)
Other investments.............................................................    (20.0)           (51.9)            50.0
Accrued investment income.....................................................    (73.2)              -                -
Cost of policies purchased....................................................   (502.1)          (454.3)          (118.4)
Cost of policies produced ....................................................     36.3               -              73.3
Goodwill......................................................................   (189.3)          (355.4)          (154.6)
Income taxes .................................................................    103.1           (119.9)            14.3
Reinsurance receivables.......................................................       -              (5.6)              -
Cash segregated for future redemption of Convertible Debentures...............       -             (69.1)              -
Securities segregated for future redemption of redeemable preferred stock ....       -             (35.5)              -
Insurance liabilities.........................................................  4,403.5          4,658.4             11.2
Investment borrowings.........................................................    219.6               -                -
Notes payable.................................................................    213.7            122.0             12.1
Minority interest.............................................................   (197.9)            99.0           (117.8)
Other.........................................................................    (29.5)            26.8            (10.9)
                                                                               --------        ---------          -------

               Cash used......................................................$  (544.2)       $  (215.3)         $(300.9)
                                                                              =========        =========          =======

       The following unaudited pro forma results of operations of the Company are presented as if the following had occurred as of January 1, 1994: (i) the CCP Merger; (ii) the acquisition of additional shares of BLH common stock in 1995; (iii) the acquisition of AGP by Partnership II; (iv) the IPO of WNC; and
(v) the sale by Conseco of its remaining 40 percent equity interest in WNC.

                                                                                                 1995 (1)           1994(2)
                                                                                                 --------           -------
                                                                                                     (Dollars in millions,
                                                                                                    except per share amounts)
Revenues......................................................................................   $2,850.6         $2,471.7
Income before extraordinary charge............................................................      166.6            105.4

Net income before  extraordinary  charge per common share and common  equivalent share:
          Primary............................................................................       $3.44            $2.05
          Fully diluted......................................................................        3.19             2.05

(1) Excluded from pro forma income before extraordinary charge and income before extraordinary charge per fully diluted common share are amounts related to the release of deferred income taxes that are no longer required to be accrued as a result of the CCP Merger and the purchase of additional shares of BLH in 1995 of $74.9 million and $1.43, respectively

(2) Excluded from pro forma total revenues, income before extraordinary charge and income before extraordinary charge per fully diluted common share are $80.8 million, $46.5 million and $.91, respectively, which amounts related to the initial public offering of WNC and the sale of the Company's remaining equity interest in WNC.

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

                      ------------------------------------

       The following unaudited pro forma results of operations of the Company are presented as if the following had occurred as of January 1, 1993: (i) Partnership II's acquisition of AGP; (ii) the IPO of WNC; (iii) the sale by Conseco of its remaining 40 percent equity interest in WNC; (iv) the IPO of BLH; and (v) Conseco's purchases in 1993 of additional shares of BLH and CCP. Prior operations of Bankmark are not included in the following table; the effect is not material.

                                                                                                  1993
                                                                                                  ----
                                                                                         (Dollar in millions,
                                                                                        except per share amounts)
Revenues............................................................................             $2,102.1
Income before extraordinary charge..................................................                113.4

Earnings  before  extraordinary  charge per common  share and common  equivalent share:
       Primary .....................................................................             $   1.59
       Fully diluted................................................................                 1.59


       3.   INVESTMENTS:

       At December 31, 1995, the amortized cost and estimated fair value of actively managed fixed maturities were as follows:

                                                                                        Gross         Gross      Estimated
                                                                         Amortized   unrealized    unrealized      fair
                                                                           cost         gains        losses        value
                                                                           ----         -----        ------        -----
                                                                                         (Dollars in millions)
United States Treasury securities and obligations of
    United States government corporations and agencies.................. $   241.3       $ 16.5        $ -        $   257.8
Obligations of states and political subdivisions........................      47.6          2.0           .1           49.5
Debt securities issued by foreign governments...........................      75.1          2.4          1.7           75.8
Public utility securities...............................................   2,196.1        144.1         11.3        2,328.9
Other corporate securities..............................................   5,934.6        332.7         35.1        6,232.2
Mortgage-backed securities .............................................   3,860.4        165.6          6.9        4,019.1
                                                                         ---------       ------        -----      ---------

       Total actively managed fixed maturities.......................... $12,355.1       $663.3        $55.1      $12,963.3
                                                                         =========       ======        =====      =========

       The amortized cost and estimated fair value of actively managed fixed maturities were as follows at December 31, 1994:

                                                                                        Gross         Gross      Estimated
                                                                         Amortized   unrealized    unrealized      fair
                                                                           cost         gains        losses        value
                                                                           ----         -----        ------        -----
                                                                                         (Dollars in millions)
United States Treasury securities and obligations of
    United States government corporations and agencies..................  $  360.6        $  .7       $  9.5      $   351.8
Obligations of states and political subdivisions........................      30.1           .1          1.3           28.9
Debt securities issued by foreign governments...........................      83.0          -            2.8           80.2
Public utility securities...............................................   1,303.7          6.4         83.5        1,226.6
Other corporate securities .............................................   2,953.1         11.8        144.4        2,820.5
Mortgage-backed securities..............................................   2,710.0          6.1        157.0        2,559.1
                                                                          --------        -----       ------       --------

       Total actively managed fixed maturities..........................  $7,440.5        $25.1       $398.5       $7,067.1
                                                                          ========        =====       ======       ========

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

                      ------------------------------------

       The following table sets forth the amortized cost and estimated fair value of actively managed fixed maturities as of December 31, 1995, based upon the pricing source used to determine estimated fair value:



                                                                                                                 Estimated
                                                                                                     Amortized     fair
                                                                                                        cost       value
                                                                                                        ----       -----
                                                                                                    (Dollars in millions)
Nationally recognized pricing services............................................................   $10,874.8    $11,431.1
Broker-dealer market makers.......................................................................     1,410.5      1,468.8
Internally developed methods (calculated based  on a weighted-average
   current market yield of 12.7 percent)..........................................................        69.8         63.4
                                                                                                     ---------    ---------

       Total actively managed fixed maturities....................................................   $12,355.1    $12,963.3
                                                                                                     =========    =========

       The following table sets forth fixed maturity investments at December 31, 1995, classified by rating categories. The category assigned is the highest rating by a nationally recognized statistical rating organization or, as to $282.9 million fair value of fixed maturities not rated by such firms, the rating assigned by the National Association of Insurance Commissioners ("NAIC"). For purposes of the table, NAIC Class 1 is included in the "A" rating; Class 2, "BBB-"; Class 3, "BB-"; and Classes 4-6, "B+ and below."

                                                                  Percent of                  Percent of
                       Investment rating                       fixed maturities            total investments
                       -----------------                       ----------------            -----------------
                          AAA..................................       34%                       31%
                          AA...................................       11                        10
                          A....................................       25                        22
                          BBB+.................................        8                         7
                          BBB..................................       11                        10
                          BBB- ................................        6                         6
                                                                    ----                       ---

                              Investment grade.................       95                        86
                                                                    ----                        --

                          BB+..................................        1                         1
                          BB...................................        1                         1
                          BB-..................................        2                         1
                          B+ and below.........................        1                         1
                                                                     ---                       ---

                             Below investment grade............        5                         4
                                                                     ---                       ---

                                 Total fixed maturities........      100%                       90%
                                                                     ===                       ====

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

                      ------------------------------------

       The following table sets forth below investment grade fixed maturity investments as of December 31, 1995, summarized by the amount their amortized cost exceeds fair value:

                                                                                                                 Estimated
                                                                                                 Amortized         fair
                                                                                                   cost            value
                                                                                                   ----            -----
                                                                                                   (Dollars in millions)

Amortized cost exceeds fair value by 30% or more.................................................   $  4.7         $  2.8
Amortized cost exceeds fair value by 15%, but not more than 30%..................................     48.5           39.6
Amortized cost exceeds fair value by 5%, but not more than 15%...................................     31.8           29.5
All others.......................................................................................    561.8          575.3
                                                                                                    ------         ------

       Total below investment grade fixed maturity investments...................................   $646.8         $647.2
                                                                                                    ======         ======

       The following table sets forth the amortized cost and estimated fair value of actively managed fixed maturities at December 31, 1995, by contractual maturity. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties and because most mortgage-backed securities provide for periodic payments throughout their lives.

                                                                                                                 Estimated
                                                                                                 Amortized         fair
                                                                                                   cost            value
                                                                                                   ----            -----
                                                                                                   (Dollars in millions)

Due in one year or less.........................................................................  $    54.0     $    54.3
Due after one year through five years...........................................................    1,098.2       1,139.8
Due after five years through ten years..........................................................    3,160.9       3,295.2
Due after ten years.............................................................................    4,181.6       4,454.9
                                                                                                  ---------     ---------

     Subtotal...................................................................................    8,494.7       8,944.2
Mortgage-backed securities......................................................................    3,860.4       4,019.1
                                                                                                  ---------     ---------

       Total actively managed fixed maturities .................................................  $12,355.1     $12,963.3
                                                                                                  =========     =========

       Equity securities consisted of the following:

                                                                                December 31, 1995        December 31, 1994
                                                                                -----------------        -----------------
                                                                                         Estimated               Estimated
                                                                                           fair                    fair
                                                                              Cost         value        Cost       value
                                                                              ----         -----        ----       -----
                                                                                             (Dollars in millions)
Preferred stock, non-redeemable..........................................     $28.4         $29.9        $33.3      $31.9
Common stock.............................................................       6.2           6.7          9.7        7.7
                                                                              -----         -----        -----      -----

       Total equity securities...........................................     $34.6         $36.6        $43.0      $39.6
                                                                              =====         =====        =====      =====

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

                      ------------------------------------

       Net investment income consisted of the following:

                                                                                           1995         1994       1993
                                                                                           ----         ----       ----
                                                                                                (Dollars in millions)
Fixed maturities.....................................................................   $  988.6        $322.6      $777.6
Equity securities....................................................................        2.8           1.7         7.1
Mortgage loans.......................................................................       43.3          17.4        23.2
Credit-tenant loans..................................................................       19.7           4.1        24.2
Policy loans.........................................................................       19.4           7.6        11.3
Other................................................................................       17.5          13.3        23.8
Short-term investments...............................................................       26.4          20.5        28.2
Separate accounts....................................................................       28.8           2.6         5.9
                                                                                        --------        ------      ------

      Gross investment income........................................................    1,146.5         389.8       901.3
Investment expenses..................................................................        3.9           4.1         5.1
                                                                                        --------        ------      ------
      Net investment income..........................................................   $1,142.6        $385.7      $896.2
                                                                                        ========        ======      ======


      The carrying value of fixed maturity investments and mortgage loans not accruing investment income totaled $1.5 million, $11.2 million and $19.6 million at December 31, 1995, 1994 and 1993, respectively.

      The proceeds from sales of fixed maturity investments were $5.8 billion, $1.9 billion and $6.5 billion in 1995, 1994 and 1993, respectively. Proceeds from the sales of trading account securities were $2.1 billion, $.9 billion and $10.0 billion in 1995, 1994 and 1993, respectively.

      Trading income (losses) from sales of trading account securities, net of investment expenses, were included in revenue as follows:



                                                                                           1995         1994       1993
                                                                                           ----         ----       ----
                                                                                                (Dollars in millions)
Gross gains.............................................................................    $17.4        $ 3.5      $129.5
Gross losses............................................................................      (.8)        (5.2)      (26.4)
                                                                                            -----        -----      ------

      Net trading income (losses) before expenses.......................................     16.6         (1.7)      103.1
Trading expenses........................................................................     14.1          3.2        10.0
                                                                                            -----        -----      -----

      Net trading income (losses) ......................................................    $ 2.5        $(4.9)     $ 93.1
                                                                                            =====        =====      ======

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

                      ------------------------------------

      Realized gains (losses), net of realized gain expenses, were included in revenue as follows:

                                                                                           1995         1994         1993
                                                                                           ----         ----         ----
                                                                                                (Dollars in millions)
Fixed maturities:
    Gross gains.........................................................................  $253.4       $ 12.0      $214.9
    Gross losses........................................................................   (16.7)       (21.3)      (46.6)
    Other than temporary decline in fair value..........................................   (21.9)        (1.0)       (7.9)
                                                                                          ------       ------       -----

         Net realized gains (losses) from fixed maturities before expenses..............   214.8        (10.3)      160.4

Equity securities.......................................................................      .4         (2.4)       10.4
Mortgages...............................................................................    (2.1)          -         (6.1)
Other than temporary decline in fair value..............................................    (3.0)          -           -
Other...................................................................................    (1.3)        (2.0)       (2.1)
                                                                                          -------      ------       ------

         Net realized gains (losses) before expenses....................................   208.8        (14.7)       162.6
Realized gain expenses..................................................................    22.4         10.9         13.1
                                                                                          ------       ------       ------

         Net realized gains (losses) ...................................................  $186.4       $(25.6)      $149.5
                                                                                          ======       ======       ======

    Changes in unrealized appreciation (depreciation) on investments were as follows:

                                                                                           1995         1994          1993
                                                                                           ----         ----         -----
                                                                                                (Dollars in millions)
Investments carried at fair value:
    Actively managed fixed maturities ..................................................  $981.6     $(668.6)        $148.8
    Equity securities...................................................................     5.4        (3.5)          (6.5)
    Other investments...................................................................    (2.7)      (10.9)          14.4
    Trading account securities..........................................................      -           -            (3.3)
                                                                                          ------     -------        -------

                                                                                           984.3      (683.0)         153.4
Equity in unrealized appreciation (depreciation) of CCP's investments...................    46.2       (70.8)          15.0

Adjustment for effect on other balance sheet accounts:
    Cost of policies purchased .........................................................  (269.6)      115.9           (5.3)
    Cost of policies produced...........................................................   (56.7)      134.3          (65.0)
    Insurance liabilities...............................................................     -          39.1          (14.2)
    Income tax liabilities..............................................................  (246.5)      151.7          (26.2)
    Minority interest...................................................................  (205.3)       75.6           (3.1)
                                                                                          ------    --------         -------

         Change in unrealized appreciation (depreciation) of investments ...............  $252.4     $(237.2)        $ 54.6
                                                                                          ======     =======         ======

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

                      ------------------------------------

      At December 31, 1995, net appreciation of equity securities (before income tax) was $2.0 million, consisting of $3.2 million of appreciation and $1.2 million of depreciation.

      At December 31, 1995, the amortized cost and fair value of fixed maturity investments in default as to the payment of principal or interest totaled $3.3 million and $3.2 million, respectively. Conseco recorded writedowns of fixed maturity investments of $21.9 million in 1995, $1.0 million in 1994 and $7.9 million in 1993. These writedowns were the result of changes in conditions which caused the Company to conclude that it would not collect all amounts due according to the terms of the securities.

      Investments in mortgage-backed securities at December 31, 1995, included collateralized mortgage obligations ("CMOs") of $2,055.9 million and mortgage-backed pass-through securities of $1,963.2 million. CMOs are securities backed by pools of pass-through securities and/or mortgages that are segregated into sections or "tranches." These securities provide for sequential retirement of principal, rather than the pro rata share of principal return which occurs through regular monthly principal payments on pass-through securities.

      The following table sets forth the par value, amortized cost and estimated fair value of investments in mortgage-backed securities including CMOs at December 31, 1995, summarized by interest rates on the underlying collateral at December 31, 1995:

                                                                                         Par        Amortized    Estimated
                                                                                        value         cost      fair value
                                                                                        -----         ----      ----------
                                                                                              (Dollars in millions)
Below 7 percent ....................................................................   $1,426.8      $1,351.3     $1,391.2
7 percent - 8 percent...............................................................    1,922.1       1,837.3      1,924.2
8 percent - 9 percent...............................................................      471.9         452.2        478.9
9 percent and above.................................................................      222.6         219.6        224.8
                                                                                       --------      --------     --------

                  Total mortgage-backed securities..................................   $4,043.4      $3,860.4     $4,019.1
                                                                                       ========      ========     ========

      The amortized cost and estimated fair value of mortgage-backed securities including CMOs at December 31, 1995, summarized by type of security were as follows (dollars in millions):

                                                                                                     Estimated fair value
                                                                                                     ---------------------
                                                                                                                  Percent
                                                                                      Amortized                  of fixed
Type                                                                                    cost         Amount     maturities
- ----                                                                                    ----         ------     ----------
Pass-throughs and sequential and targeted amortization classes......................   $2,429.0      $2,513.0       19%
Support classes.....................................................................       65.6          76.6         1
Accrual (Z tranche) bonds...........................................................       40.8          46.6         -
Planned amortization classes and accretion directed bonds...........................    1,107.3       1,148.6         9
Subordinated classes ...............................................................      217.7         234.3         2
                                                                                       --------      --------       ---

                  Total mortgage-backed securities..................................   $3,860.4      $4,019.1       31%
                                                                                       ========      ========       ==

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

                      ------------------------------------

      At December 31, 1995, approximately 91 percent of the estimated fair value of Conseco's mortgage-backed securities was determined by nationally recognized pricing services and 9 percent was determined by broker-dealer market makers.

      At December 31, 1995, the mortgage loan balance was primarily comprised of commercial loans, including multifamily residential loans. Approximately 40 percent, 9 percent and 7 percent of the mortgage loan balance were on properties located in California, Texas and Indiana, respectively. No other state comprised greater than 6 percent of the mortgage loan balance. Less than 1 percent of the mortgage loan balance was noncurrent at December 31, 1995. At December 31, 1995, the Company had an allowance for loss on mortgage loans of $5.2 million.

      As part of its investment strategy, the Company enters into reverse repurchase agreements and dollar-roll transactions to increase its return on investments and improve its liquidity. These transactions are accounted for as short-term collateralized borrowings. Such borrowings averaged approximately $393.7 million during 1995 (compared to an average of $208.0 million during 1994) and were collateralized by investment securities with fair values approximately equal to the loan value. The weighted average interest rate on short-term collateralized borrowings was 5.6 percent in 1995 and 3.7 percent in 1994.

      Life insurance companies are required to maintain certain investments on deposit with state regulatory authorities. Such assets had an aggregate carrying value of $70.4 million at December 31, 1995.

      Investments (all of which were actively managed fixed maturities) in any single entity in excess of ten percent of shareholders' equity at December 31, 1995, other than asset-backed securities and investments issued or guaranteed by the United States government or a United States government agency, were as follows:

                                                                                                                 Estimated
                                                                                               Amortized           fair
Investment                                                                                       cost              value
- ----------                                                                                       ----              -----
                                                                                                   (Dollars in millions)
Texas Utilities Electric......................................................................     $112.0          $118.4
News America Holdings ........................................................................      109.3           116.7


       Asset-backed securities issued by a single entity in excess of ten percent of shareholders' equity at December 31, 1995, other than mortgage-backed securities issued or guaranteed by the United States Government or a United States Government agency, were as follows. Asset-backed securities issued by non-government entities are aggregated by the issuing entity with the number of individual securities (if greater than one) identified parenthetically following the issuer's name. The creditworthiness of such asset- backed securities is based solely on the underlying segregated pools of asset loan collateral and related credit enhancements rather than the general creditworthiness of the issuing entity.

                                                                                                                 Estimated
                                                                                               Amortized           fair
Issuer                                                                                           cost              value
- ------                                                                                           ----              -----
                                                                                                   (Dollars in millions)
Green Tree Financial Corporation (13 issues)..................................................     $257.4          $266.6
Prudential Home Mortgage Securities (9 issues)................................................      173.8           194.7
GE Capital Mortgage Services (7 issues).......................................................      135.1           156.4

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

                      ------------------------------------

      4.    INVESTMENTS IN UNCONSOLIDATED AFFILIATES:

      CCP

       See note 2 for a description of transactions affecting Conseco's ownership of CCP. As a result of the CCP Merger, CCP was merged with Conseco and CCP's subsidiaries and are now wholly-owned subsidiaries of Conseco. Effective January 1, 1995, the accounts of CCP are consolidated with those of Conseco. Conseco's investment in CCP for 1994 and 1993 was carried on the equity basis. During 1994 and 1993, Conseco amortized the difference of $22.8 million between the carrying value of its investment in CCP and the amount of its underlying equity in net assets on the straight-line basis over a 40-year period.

       In 1994, CCP repaid its senior loan using a portion of the proceeds of a public offering of $200 million 10.5 percent senior notes due 2004. This repayment resulted in an extraordinary charge of $2.1 million to Conseco in 1994.

       The following tables summarize financial information of CCP for the periods during which CCP and its subsidiaries were included in Conseco's financial statements on the equity basis:

                                                                                                           1994
                                                                                                           ----
                                                                                                  (Dollars in millions)
Financial position:
    Total assets.....................................................................................    $4,960.3
      Total investments..............................................................................     4,292.3
      Cost of policies purchased.....................................................................       345.2
      Cost of policies produced......................................................................       111.9
    Total liabilities................................................................................     4,579.4
      Insurance liabilities..........................................................................     4,243.1
      Investment borrowings..........................................................................         -
      Notes payable..................................................................................       196.8
    Common shareholders' equity......................................................................       380.9

    Amounts recorded by Conseco:
      Investment in CCP..............................................................................   $   195.4


                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

                      ------------------------------------

                                                                                               1994                  1993
                                                                                               ----                  ----
                                                                                                  (Dollars in millions)
Results of operations:
    Total revenues........................................................................     $484.3               $632.5
    Insurance policy income...............................................................      114.5                127.8
      Investment activity:
         Net investment income............................................................      367.8                412.9
         Net trading income (losses)......................................................      (.9)                  24.3
         Net realized gains...............................................................        2.9                 55.8

    Total benefits and expenses...........................................................      383.9                459.0
      Interest expense on annuities and financial products................................      208.6                243.5
      Interest expense on long-term debt..................................................       10.7                 16.1

    Income before income taxes and extraordinary charge...................................      100.4                173.5
    Income tax expense....................................................................       37.4                 65.9
    Income before extraordinary charge....................................................       63.0                107.6
    Extraordinary charge on extinguishment of debt, net of tax............................        4.9                  -
    Net income............................................................................       58.1                107.6

    Amounts recorded by Conseco:
      Equity in earnings before extraordinary charge......................................      $24.7                $37.4
      Fees received for services provided by Conseco to CCP...............................       12.0                 10.6
      Extraordinary charge................................................................        2.1                  -
      Dividends received..................................................................         .9                   .8



                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

                      ------------------------------------

       WNC

       See note 2 for a description of transactions affecting Conseco's ownership of WNC. The following summarizes selected account balances of WNC. All
1993 amounts were consolidated with the Company's accounts and 1994 amounts were included on the equity basis.

                                                                                                1994                  1993
                                                                                       -----------------------        ----
                                                                                       Included in
                                                                                         Conseco's      Total        Total
                                                                                         Accounts        WNC          WNC
                                                                                         --------        ---          ----
                                                                                               (Dollars in millions)
Results of operations:
    Total revenues....................................................................     $40.2        $615.7      $774.2
      Insurance policy income.........................................................       -            27.4        21.8
      Investment activity:
         Net investment income........................................................       -           637.5       610.1
         Net trading income...........................................................       -             3.7        49.6
         Net realized gains (losses)..................................................       -           (52.9)       92.7
      Equity in earnings of WNC.......................................................      40.2           -           -

    Total benefits and expenses.......................................................       -           501.6       569.7
      Insurance policy benefits.......................................................       -           104.7       101.9
      Interest expense on annuities
         and financial products.......................................................       -           344.2       333.1

    Income before income taxes........................................................      40.2         114.1       204.5
    Income tax expense................................................................       1.6          40.8        74.5
    Net income    ....................................................................      38.6          73.3       130.0


       In 1994, the Company received fees totaling $16.3 million for services provided by Conseco to WNC. Conseco also received dividends on WNC common stock totaling $3.0 million in 1994.

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

                      ------------------------------------

       5.  INSURANCE LIABILITIES:

       Insurance liabilities consisted of the following:


                                                                                   Interest
                                                         Withdrawal    Mortality     rate
                                                         assumption   assumption   assumption      1995              1994
                                                         ----------   ----------   ----------      ----              ----
                                                                                                     (Dollars in millions)
Future policy benefits:
     Investment contracts..............................      N/A          N/A         (c)         $9,628.9        $5,773.7
     Limited-payment contracts.........................     None          (a)          7%            695.8           518.8
     Traditional life insurance contracts..............    Company        (b)          7%            646.0           461.5
                                                         experience
     Universal life-type contracts.....................      N/A          N/A          5%          1,008.8           543.8
     Individual accident and health ...................    Company     Company         7%            649.5           568.2
                                                         experience   experience
     Group life and health.............................      N/A          N/A          N/A            44.1            20.1
   Unearned premiums...................................      N/A          N/A          N/A           187.9           192.7
   Claims payable and other policyholders' funds ......      N/A          N/A          N/A           517.4           458.6
                                                                                                 ---------        --------

       Total insurance liabilities.....................                                          $13,378.4        $8,537.4
                                                                                                 =========        ========
- -------------

   (a)   Principally the 1984 United States Population Table.

   (b)   Principally modifications of the 1965 - 70 Basic, Select and Ultimate Tables.

   (c) In 1995 and 1994: (i) approximately 96 percent and 99 percent of this liability, respectively, represented account balances where future benefits are not guaranteed; and (ii) 4 percent and 1 percent, respectively, represented the present value of guaranteed future benefits determined using an average interest rate of approximately 7 percent.

      Participating policies represented approximately 12 percent, 8 percent and 11 percent of total life insurance in force at December 31, 1995, 1994 and 1993, respectively. Participating policies represented approximately 1 percent, 2 percent and 3 percent of premium income for 1995, 1994 and 1993, respectively. Dividends on participating policies amounted to $12.3 million, $12.0 million and $16.0 million in 1995, 1994 and 1993, respectively.

      The sale of fixed maturity investments during 1993 reduced the expected future yields on the investment of policyholder balances to the extent that projected future cash flows on certain products were insufficient to cover future benefits and expenses. Accordingly, Conseco established additional estimated insurance liabilities of $37.1 million by a charge to change in future policy benefits related to realized gains.

      6. REINSURANCE:

      Cost of reinsurance ceded where the reinsured policy contains mortality risks totaled $72.6 million, $33.4 million and $35.8 million in 1995, 1994 and 1993, respectively. This cost was deducted from insurance premium revenue. Conseco is contingently liable for claims reinsured if the assuming company is unable to pay. Reinsurance recoveries netted against insurance policy benefits totaled $59.8 million, $23.7 million and $31.0 million in 1995, 1994 and 1993, respectively.

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

                      ------------------------------------

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

      Effective April 1, 1994, BLH recaptured certain annuity business previously ceded to an unaffiliated company and retroceded to an affiliate of ICH. The excess of liabilities assumed of $390.2 million over assets acquired of $371.0 million was capitalized as a component of cost of policies purchased. Reserves related to these policies totaling $398.5 million were included in reinsurance receivables at December 31, 1993.

      Effective October 1, 1995, WNC recaptured certain annuity business ceded to Great American Reserve through a reinsurance agreement. Reserves related to these policies totaled $72.8 million. Recapture fees of $.7 million were recognized as income during the fourth quarter of 1995.

      At December 31, 1995, Conseco's largest reinsurer accounted for less than .06 percent of total insurance liabilities and less than 9 percent of total reinsurance receivables.

      7. INCOME TAXES:

       Income tax assets (liabilities) were comprised of the following:

                                                                                                      1995           1994
                                                                                                      ----           ----
                                                                                                        (Dollars in millions)
Deferred income tax assets (liabilities):
    Investments...................................................................................   $ 16.8         $ 58.9
    Cost of policies purchased and cost of policies produced......................................   (383.4)        (380.7)
    Insurance liabilities.........................................................................    345.6          257.2
    Unrealized depreciation (appreciation)........................................................   (138.4)         109.0
    Net operating loss carry forward..............................................................    142.9          110.0
    Other.........................................................................................    (53.7)          34.5
                                                                                                     ------          -----

          Deferred income tax assets (liabilities)................................................    (70.2)         188.9
Current income tax assets (liabilities)...........................................................    (23.1)           6.3
                                                                                                     ------          -----

          Income tax assets (liabilities).........................................................   $(93.3)        $195.2
                                                                                                     ======         ======

       Income tax expense was as follows:

                                                                                               1995       1994       1993
                                                                                               ----       ----       ----
                                                                                                  (Dollars in millions)
Current tax provision......................................................................... $121.0     $ 78.6   $162.9
Deferred tax provision........................................................................  (34.0)      32.4     60.2
                                                                                              -------    -------  -------

            Income tax expense................................................................ $ 87.0     $111.0   $223.1
                                                                                               ======     ======   ======

                                       85

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

                      ------------------------------------

       Income tax expense differed from that computed at the applicable federal statutory rate (35 percent) for the following reasons:

                                                                                               1995       1994       1993
                                                                                               ----       ----       ----
                                                                                                  (Dollars in millions)
Tax on income before income taxes
    at statutory rate......................................................................... $146.5     $113.5    $213.6
Additional tax on unrealized gains and income from prior
    periods related to increase in corporate income tax rate..................................    -         -          3.3
Nontaxable investment income..................................................................    -         -          (.1)
Dividend received deduction on equity
    in earnings of non-consolidated affiliates................................................    -       (13.7)      (9.7)
Tax on undistributed earnings of consolidated subsidiaries....................................   2.5        5.5        2.3
Reversal of deferred tax liabilities as a result of CCP merger................................  (8.4)        -          -
Reversal of deferred tax liabilities as a result of the increase in ownership of BLH.......... (66.5)        -          -
Nondeductible items...........................................................................   8.8        4.5        2.2
State taxes...................................................................................    .3        3.1       11.9
Other.........................................................................................   3.8       (1.9)       (.4)
                                                                                               -----      -----     ------

            Income tax expense................................................................$ 87.0     $111.0     $223.1
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

       At December 31, 1995, Conseco had federal income tax loss carryforwards of $408.3 million available (subject to various statutory restrictions) for use on future tax returns. Portions of these carryforwards begin expiring in 1999. Of the loss carryforwards, $41.8 million may be used to offset income only from the non-life insurance companies and $51.0 million may be used to offset income only from AGP's life insurance subsidiaries. None of the carryforwards are available to reduce the tax provision for financial reporting purposes. With respect to determining that the Company's net operating loss carryforward will be fully utilized, the Company is relying upon its past history of earnings.

       The IRS has completed its examination of the Company for years through 1992 and is currently conducting an examination for years 1993 through 1994. All amounts due determined by completed examinations have been either paid or accrued.

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

                      ------------------------------------

       8. NOTES PAYABLE:

       Notes payable that are direct obligations of the Company at December 31, 1995 and 1994, were as follows:

                                                                                  Amount
                                                                               outstanding
                                                                                  net of
                                            Principal amount                   unamortized
                                    --------------------------------           discount and                  Estimated
                                                     Outstanding at            issuance costs              fair value at
                                                      December 31,             at December 31,             December 31,
                                    Initially      -----------------          -----------------         -----------------
                                     issued        1995         1994          1995         1994         1995         1994
                                     ------        ----         ----          ----         ----         ----         ----
                                                                      (Dollars in millions)
Issued August 1995..................  $530.0        $480.0     $   -         $465.9    $   -           $ 480.0       $   -
Issued by CCP in December 1994......   200.0         200.0         -          213.4        -             217.0           -
Issued February 1993................   200.0         195.0       195.0        192.1     191.8            193.3       173.6
                                                    ------      ------       ------    ------           ------      ------

    Total...........................                $875.0      $195.0       $871.4    $191.8           $890.3      $173.6
                                                    ======      ======       ======    ======           ======      ======

       In August 1995, the Company executed a $600 million Credit Agreement with a group of banks to finance the CCP Merger and to repay the $250.0 million principal amount outstanding under another credit agreement (which amount was borrowed in 1995 primarily to finance the purchase of BLH common stock by Conseco). The Credit Agreement has two tranches. One tranche permits maximum principal borrowings of $350.0 million ("Tranche A") and the other tranche permits maximum principal borrowings of $250.0 million ("Tranche B"). On the CCP Merger date, the Company borrowed $280.0 million under Tranche A and $250.0 million under Tranche B.

       Tranche A and Tranche B borrowings bear interest based on either an offshore rate or a base rate. Offshore rates are equal to the reserve adjusted Interbank Offered Rate plus an applicable margin based on: (i) our aggregate outstanding bank debt; and (ii) the rating of our senior notes by Moody's and Standard & Poor's. Such margin varies from .75 percent to 1.75 percent. Base rates are equal to the bank's reference rate plus the offshore rate margin less
1.25 percent (provided such margin is not less than zero). At December 31, 1995, borrowings under Tranche A and Tranche B bear interest at a weighted average interest rate of 7.47 percent and 7.32 percent, respectively.

       Maximum borrowings under Tranche A are reduced (requiring principal payments if current borrowings exceed maximum borrowings) as follows: 1997 - $30.0 million; 1998 - $50.0 million; 1999 - $65.0 million; 2000 - $65.0 million;
and 2001 - $140.0 million. Tranche B borrowings are due in 1999; such date may be extended to 2001 subject to defined conditions.

       Mandatory prepayments are required as follows: (i) from 50 percent of excess cash flow as defined commencing for the year 1997; (ii) upon the sale or disposition of any significant assets other than in the ordinary course of business; and (iii) upon the sale or issuance of debt or equity securities of Conseco or any of its subsidiaries. The Credit Agreement also requires that any mandatory prepayments shall reduce the maximum borrowings permitted under the Credit Agreement by the amount of such prepayment. The Credit Agreement has as collateral, among other things, pledges of the capital stock of Conseco's subsidiaries.

       In the fourth quarter of 1995, we repaid $50 million principal amount of borrowings under the Credit Agreement. On January 23, 1996, we repaid $245 million principal amount of borrowings under the Credit Agreement using the proceeds of the sale of convertible preferred stock (see note 16) and the maximum amount which may be borrowed under Tranche A was reduced to $250 million and future reductions were changed to: 1997 - $21.4 million; 1998 - $35.7 million; 1999 - $46.4 million; 2000 - $46.5 million; and 2001 - $100.0 million.

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

                      ------------------------------------

       As the result of the CCP Merger, CCP's $200 million 10.5 percent senior notes due in 2004 became direct obligations of Conseco. The notes are unsecured and rank pari passu with all other unsecured and unsubordinated indebtedness of Conseco. The notes are not redeemable prior to maturity and are publicly traded on the New York Stock Exchange.

       In February 1993, the Company completed a public offering of $200 million of 8.125% senior notes due in 2003. The notes are unsecured and rank pari passu with all other unsecured and unsubordinated indebtedness of the Company. The notes are not redeemable prior to maturity. Proceeds from the offering of approximately $195.6 million (after original issue discount and other associated costs) were used to repurchase in open market transactions or redeem the remaining outstanding 12.75 percent senior subordinated notes issued in July 1987, and for general corporate purposes. The repurchase and redemption of the senior subordinated notes resulted in an extraordinary charge of $8.4 million, net of a $4.3 million tax benefit, in 1993.

       On February 15, 1994, the Company repaid a $200 million senior unsecured loan, resulting in an extraordinary charge of $1.2 million (net of a $.6 million tax benefit). In 1994 and 1993, the Company repaid the remaining principal balances outstanding on the promissory notes executed as part of the acquisition of National Fidelity resulting in an extraordinary charge of $.8 million (net of a $.4 million tax benefit) in 1994 and $.4 million (net of a $.3 million tax benefit) in 1993.

       At December 31, 1995, notes payable of BLH, which are not direct obligations of Conseco, were as follows:

                                                                                  Amount
                                                                               outstanding
                                                                                  net of
                                            Principal amount                   unamortized
                                    --------------------------------           discount and                  Estimated
                                                     Outstanding at            issuance costs              fair value at
                                                      December 31,             at December 31,             December 31,
                                    Initially      -----------------          -----------------         -----------------
                                     issued        1995         1994          1995         1994         1995         1994
                                     ------        ----         ----          ----         ----         ----         ----
                                                                      (Dollars in millions)
Bridge loan facility................  $110.0        $110.0     $   -          $110.0     $     -       $110.0    $   -
Senior subordinated notes...........   200.0         180.0      180.0          191.5      183.6         201.6     207.0
Senior term loan....................   175.0           -         99.0             -        96.4           -        99.0
                                                   -------      -----          -----      -----        ------    ------

       Total........................                $290.0     $279.0         $301.5     $280.0        $311.6    $306.0
                                                    ======     ======         ======     ======        ======    ======

      As part of its planned debt restructuring, BLH entered into a $110.0 million bridge loan facility in December 1995. Borrowings under the facility bear interest based on a Base Rate or LIBOR Rate, as defined. Such rate in effect at December 31, 1995 was 6.75 percent. BLH used proceeds from the bridge facility to repay and retire the senior term loan. Conseco recognized an extraordinary charge of $1.0 million (net of a $.5 million tax benefit) related to such repayments. In February 1996, the bridge facility was replaced by a new credit agreement (see note 16).

       BLH's $200.0 million senior subordinated notes bear interest at 13 percent. The notes are due November 1, 2002, and may be redeemed, at BLH's option, on or after November 1, 1997, at a redemption price initially at 106.5 percent and declining thereafter. In December 1993, BLH repurchased $20.0 million of the notes in open market transactions for $24.0 million, resulting in an extraordinary charge of $3.1 million, net of tax benefit. Conseco's share of this charge ($1.0 million) was included as an extraordinary charge in the consolidated financial statements. In March 1996, BLH redeemed $148.0 million principal amount of these notes pursuant to a tender offer (see note 16).

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

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

                      ------------------------------------

       At December 31, 1995, notes payable of Partnership II entities, which are not direct obligations of Conseco, were as follows:

                                                                                  Amount
                                                                               outstanding
                                                                                  net of
                                            Principal amount                   unamortized
                                    --------------------------------           discount and                  Estimated
                                  Outstanding       Outstanding at            issuance costs              fair value at
                                      as of           December 31,             at December 31,             December 31,
                                   Acquisition     -----------------          -----------------         -----------------
                                     date        1995         1994          1995         1994         1995         1994
                                     ----        ----         ----          ----         ----         ----         ----
                                                                      (Dollars in millions)
Senior Credit Facility...........  $    -        $125.0     $   -          $123.5     $   -          $125.0       $  -
Senior term loan.................    170.0         -          170.0           -        163.1            -         170.0
Senior subordinated notes........    150.0        150.0       150.0         144.7      143.8          159.4       145.5
Convertible subordinated debentures   69.0         15.0        24.2          15.0       24.2           15.0        24.2
                                                 ------     -------        ------     ------         ------       -----

       Total....................                 $290.0      $344.2        $283.2     $331.1         $299.4      $339.7
                                                 ======      ======        ======     ======         ======      ======

       In connection with the financing of the Acquisition, a subsidiary of AGP executed a $200 million senior term loan with a group of banks. In 1995, the AGP subsidiary made a $15.0 million scheduled payment and a $30.0 million unscheduled payment on the senior term loan. The $30.0 million unscheduled payment was made using the proceeds from the issuance of additional shares of AGP common stock. In addition, the AGP subsidiary executed a $225 million credit facility (the "Senior Credit Facility") and simultaneously borrowed $125.0 million. Such proceeds were used for the repayment in full of the remaining principal balance under the existing senior term loan. Conseco recognized an extraordinary charge of $1.1 million (net of $1.0 million income tax benefit) related to such repayments.

       The Senior Credit Facility provides $225 million comprised of two tranches: the first providing maximum borrowings of $105 million ("Tranche One"), and the second providing maximum borrowings under a term loan of $20 million and a revolving credit facility of $100 million ('Tranche Two"). ALHC borrowed $105.0 million under the Tranche One facility and $20.0 million under the Tranche Two facility. No amounts were drawn under the revolving credit facility during 1995.

       Tranche One and Tranche Two borrowings bear interest based on a Base Rate or an Offshore Rate, as defined, plus an applicable margin which varies based on the AGP subsidiary's long-term senior debt rating. Such rates selected at December 31, 1995 were 7.32 percent for Tranche One and 7.82 percent for Tranche Two.

       Unless otherwise extended, the revolving credit agreement will mature, and all principal and interest thereon will become due and payable in October 1998. The revolving credit agreement may be extended in one year increments through October 2001, subject to defined conditions.

       The Senior Credit Facility provides for mandatory prepayments under certain conditions and is collateralized by, among other things: (i) pledges of the capital stock of AGP's subsidiaries and a surplus note issued by American Life and Casualty Insurance Company ("American Life," AGP's primary operating subsidiary) held by an AGP subsidiary; and (ii) the assignment of investment advisory agreements among AGP's principal subsidiaries and a subsidiary of Conseco. Borrowings under the credit agreement are unconditionally guaranteed by AGP and a non-insurance subsidiary of AGP.

       In connection with the financing of the Acquisition, the AGP subsidiary issued $150 million of senior subordinated notes in a public offering. The senior subordinated notes bear interest at 11.25 percent and will mature in September 2004. Such notes are unsecured and will be subordinated in the right of payment to the prior payment in full of all senior indebtedness, including the AGP subsidiary's obligations under the Senior Credit Facility. The senior subordinated notes are redeemable at the option of the AGP subsidiary, in whole or in part, at any time on and after September 15, 1999, initially at 105.625 percent of their principal amount, plus accrued interest, declining to 100 percent of their principal amount, plus accrued interest, on and after September 15, 2001.

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

                      ------------------------------------

       On the Acquisition date, AGP's notes payable included $69.0 million par value convertible subordinated debentures ("Debentures") due 2003. The Debentures bear interest at 6.25 percent. Prior to the Acquisition, the Debentures were convertible into shares of AGP's common stock at a conversion ratio of 65.625 shares of common stock for each $1,000 principal amount of Debentures. As a result of the Acquisition, holders of the Debentures are entitled to receive at their option the same consideration given to the holders of AGP common stock for each share of AGP common stock into which such securities were convertible prior to the Acquisition. Through December 31, 1995, Debentures with a principal amount of $54.0 million have been redeemed. The
Debentures are redeemable, in whole or in part, at the option of AGP, at any time, on or after May 1, 1996, initially at 106 percent of the principal amount and declining to 100 percent of the principal amount on or after May 1, 1999. The requirement to hold funds in escrow for the conversion of the outstanding convertible debentures was eliminated upon execution of the Senior Credit Facility and repayment of the senior term loan.

       Principal amounts by maturity dates of the various notes, including the effects of the transactions which occurred after December 31, 1995, as described in note 16, were as follows:

                                                                                                       Notes
                                                                                        Notes       payable of
                                                                       Notes payable payable of   Partnership II
Maturity date                                                           of Conseco       BLH         entities        Total
- -------------                                                           ----------       ---         --------        -----
                                                                                          (Dollars in millions)
1996...................................................................   $   -        $   -         $  -          $   -
1997...................................................................       -            -             .3             .3
1998...................................................................       -            -           15.3           15.3
1999...................................................................    235.0(a)        -           20.3           50.3
2000...................................................................       -            -           20.3           85.3
Thereafter.............................................................    395.0        342.0         233.8        1,110.8

Changes in total par value as a result of transactions
     which occurred after December 31, 1995............................    245.0(b)     (52.0)(c)       -            193.0
                                                                          ------       ------        ------        -------

     Total par value at December 31, 1995..............................   $875.0       $290.0        $290.0       $1,455.0
                                                                          ======       ======        ======       ========

(a) Such maturity date (which relates to Tranche B borrowings under the Credit Agreement) may be extended to 2001, subject to defined conditions. The Company is in the process of amending the Credit Agreement, which is expected to result in a 2001 maturity date for all borrowings under the amended Credit Agreement.

(b) As described in note 16, we repaid $245 million principal amount of borrowings under the credit agreement using the proceeds from the sale of convertible preferred stock.

(c) As described in note 16, BLH entered into a new credit agreement in February 1996. In March 1996, BLH borrowed $310.0 million under the credit facility: (i) to repay $110 million principal amount outstanding under the bridge loan facility; (ii) to repurchase $148.0 million principal amount of its senior subordinated notes pursuant to a tender offer; and (iii) for general corporate purposes.

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

                      ------------------------------------

       9.  OTHER DISCLOSURES:

       Leases

       The Company rents office space, equipment and computer software under noncancellable operating leases. Rental expense during 1995, 1994 and 1993, amounted to $20.8 million, $18.8 million and $11.9 million, respectively. Future required minimum rental payments as of December 31, 1995, were as follows (dollars in millions):

                                           1996  .........................  $ 17.2
                                           1997  .........................    16.0
                                           1998  .........................    15.0
                                           1999  .........................    13.3
                                           2000  .........................    12.3
                                           Thereafter.....................    62.3
                                                                            ------

                                                 Total....................  $136.1
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

       The agreements described above also include provisions pursuant to which the employee may elect to receive, in the event of a termination of the agreement following a change in control of the Company (as defined), a severance allowance equal to 60 months' salary, bonus and other benefits. The employee also may elect to have the Company purchase all Conseco stock and all options to purchase Conseco stock, without deduction of the applicable exercise prices, held by such person at a price per share equal to the highest market price in the preceding six months.

       The Company has qualified defined contribution plans in which substantially all employees of the Company's wholly owned subsidiaries, BLH and AGP are eligible to participate. Company contributions, which match certain voluntary employee contributions to the plan, totaled $2.2 million, $1.7 million and $1.4 million in the years ended December 31, 1995, 1994 and 1993, respectively, and may be made in cash or the Company's common stock.

       The Company also has a stock bonus and deferred compensation program for certain officers and directors of Conseco and its wholly owned subsidiaries whereby the participants may voluntarily defer a portion of their compensation. Company contributions vary based on the profitability of the Company and the amount of compensation voluntarily deferred by each participant. Each year's contribution, which is fully funded in the form of Conseco's common stock, vests five years later or upon certain other events. The cost of the program is charged to expense over the vesting period and amounted to $3.7 million, $1.4 million and $2.3 million in 1995, 1994 and 1993, respectively. The market value of Conseco's common stock held under the program (included in other assets and other liabilities) was $46.0 million and $29.9 million at December 31, 1995, and 1994, respectively.

       BLH has a noncontributory, unfunded deferred compensation plan for qualifying members of its career agency force. Benefits are based on years of service and career earnings. The liability recognized in the consolidated balance sheet for the agents' deferred compensation plan was $32.2 million and $29.5 million at December 31, 1995 and 1994, respectively, substantially all of which represents vested benefits. Costs incurred on this plan, primarily representing interest on unfunded benefit costs, were $2.8 million, $2.7 million and $2.8 million during 1995, 1994 and 1993, respectively.

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

                      ------------------------------------

       BLH also provides certain health care and life insurance benefits for eligible retired employees. Benefits are provided under a contributory unfunded plan which includes cost-sharing features determined at the discretion of management. During 1994 and 1993, several modifications were made to postretirement benefit plans that: (i) established cost-sharing for certain future retirees; (ii) established maximum annual costs and benefits; and (iii) revised certain other benefits. Such changes made in 1993 resulted in a $45.0 million decrease in the accumulated postretirement benefit obligation ("APBO"). As a result, the APBO was reduced $27.6 million, goodwill was reduced by $17.9 million and deferred income tax liability was increased by $9.7 million. The remaining 1993 changes resulted in an unrecognized net reduction in prior service costs of $11.9 million and an unrecognized gain of $2.0 million. Such changes made in 1994 resulted in a $9.2 million amendment gain and $5.2 million curtailment gain. The amendment gain is amortized over the remaining service period of active plan participants. The curtailment gain is included in other income. Amounts related to the postretirement benefit plan consisted of the following:

                                                                                                        1995        1994
                                                                                                        ----        ----
                                                                                                      (Dollars in millions)
Retirees............................................................................................    $ 5.2       $  5.8
Fully eligible active plan participants.............................................................      1.9          1.9
Other active plan participants......................................................................       .7           .6
                                                                                                        -----         ----
  Total APBO........................................................................................      7.8          8.3
Unrecognized net reduction in prior service costs...................................................      6.1         14.2
Unrecognized net gain...............................................................................       .8          1.8
                                                                                                        -----        -----

  Accrued liability included in other liabilities...................................................    $14.7        $24.3
                                                                                                        =====        =====

       The net cost of providing these benefits, included in other operating expenses, was comprised of the following:


                                                                                   1995            1994          1993
                                                                                  ----            ----          ----
                                                                                       (Dollars in millions)
Service cost....................................................................    $ .1            $  .1         $1.1
Interest cost...................................................................      .7              1.2          1.4
Amortization....................................................................    (2.1)            (1.7)         (.4)
                                                                                   -----             ----        -----

  Net periodic cost.............................................................   $(1.3)           $ (.4)        $2.1
                                                                                   =====            =====         ====

       The discount rates used in determining the accumulated postretirement benefit obligation were 7 percent and 8 percent at December 31, 1995 and 1994, respectively. Future increases in salaries and the assumed health care cost trend rates produce no change in the accumulated postretirement benefit obligation at December 31, 1995 and 1994, because of the employer's maximum cost sharing provisions discussed above.

       BLH has a stock option plan which authorizes the grant to employees or directors of options to purchase shares of common stock. A maximum of 3.5 million shares of common stock may be issued under options and related rights granted under the plan. The exercise price may not be less than the fair market value of the underlying shares on the date of the grant. Options may become exercisable immediately or over a period of time and remain exercisable for up to 10 years after grant. At December 31, 1995, options for a total of 1,157,800 shares at prices between $20.00 and $23.63 were outstanding of which 163,660 options were exercisable and approximately 2.3 million shares were available for future grant. The plan also authorizes the issuance of stock appreciation rights or limited rights (rights exercisable only in the event of a tender offer for or acquisition of 25 percent or more of BLH's outstanding common stock), but none have been granted.

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

                      ------------------------------------

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

        Guaranty Fund Assessments

       From time to time, mandatory assessments are levied on the Company's insurance subsidiaries by life and health guaranty associations of most states in which these subsidiaries are licensed. These assessments are to cover losses to policyholders of insolvent or rehabilitated insurance companies. The associations levy assessments (up to prescribed limits) on all insurers in a particular state in order to pay claims on the basis of the proportionate share of premiums written by insurers in the lines of business in which the insolvent or rehabilitated insurer is engaged. These assessments may be deferred or forgiven in certain states if they would threaten an insurer's financial strength and, in some states, these assessments can be partially recovered through a reduction in future premium taxes. The balance sheet at December 31, 1995, includes accruals of $16.6 million, which approximate the Company's estimate of all known assessments that will be levied against the Company's insurance subsidiaries by various state guaranty associations based on premiums that have been written through December 31, 1995. Such estimate is subject to change as the associations determine more precisely the losses that have occurred and how such losses will be allocated to insurance companies. The Company's cost for such assessments incurred by its insurance company subsidiaries and equity investees was $3.2 million in 1995, $8.0 million in 1994 and $2.9 million in 1993.

       Interest Rate Swap Agreements

       Prior to the Acquisition, AGP entered into several contracts to hedge interest rate risks. At the date of the Acquisition, these contracts had ceased to effectively hedge the risks and were recorded at their fair value pursuant to purchase accounting. All such contracts were terminated in 1994 and 1995, with no significant gain or loss recognized. The contracts were carried in the balance sheet as a liability at their fair value of $10.6 million at December 31, 1994.

       Expenses Related to Terminated Merger Agreement

       In November 1994, Conseco and another company agreed to terminate a merger agreement. Conseco incurred pre-tax expenses totaling approximately $35.8 million including: (i) $15.1 million of fees to banks for financing commitments;
(ii) $9.8 million loss on the decline in fair value of common stock acquired by Conseco in connection with the proposed merger; and (iii) $10.9 million of legal, accounting and actuarial fees and other expenses.

       Minority Interest

       Minority interest represents the interest of investors other than Conseco in BLH and Partnership II and its subsidiaries. Minority interest at December 31, 1995, included: (i) $73.4 million interest in the common stock of BLH; (ii) $99.0 million interest in the redeemable preferred stock of a subsidiary of AGP;
(iii) $11.7  million  interest in the AGP 1994 Series PIK Preferred  Stock;  and
(iv) $219.2 million interest in the limited partnership and common stock of Partnership II and its subsidiaries.

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

                      ------------------------------------

       Changes in minority interest during 1995 and 1994 are summarized below:

                                                                                                   1995              1994
                                                                                                   ----              ----
                                                                                                     (Dollars in millions)
Minority interest, beginning of year.............................................................. $321.7        $223.8
    Consolidation of CCP, effective January 1, 1995...............................................  191.2           -
    Changes in investments held by minority interest:
       Purchase of BLH common stock by Conseco.................................................... (141.8)           -
       Repurchase by BLH of its common stock .....................................................  (27.7)        (35.7)
       Repurchase by CCP of its common stock......................................................  (44.5)           -
       Purchase of CCP common stock in the CCP Merger............................................. (241.7)           -
       Conseco's additional ownership interest in BLH and AGP
          as a result of the CCP Merger...........................................................  (53.8)           -
       Redeemable preferred stock of a subsidiary of AGP
          outstanding at the Acquisition date (i).................................................     -           99.0
       Investment in AGP common stock.............................................................     .5            -
       Investment in AGP 1994 Series PIK Preferred Stock (ii).....................................     -           31.1
       Investment in Partnership II (ii)..........................................................   16.3          36.9
       Other  ....................................................................................    1.6          (2.9)
    Equity of  minority  interest  in the change in  financial  position  of the
          Company's subsidiaries:
          Net income before extraordinary charge..................................................  109.0          59.0
          Extraordinary charge....................................................................   (2.8)           -
          Unrealized appreciation (depreciation) of securities ...................................  292.4         (75.6)
          Dividends...............................................................................  (17.1)        (13.9)
                                                                                                   ------        ------

       Minority interest, end of year ............................................................ $403.3        $321.7
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

          Zero coupon U.S. Government bonds have been placed in an escrow account to be used for the future redemption of the $2.16 Preferred Shares and the $2.32 Preferred Shares on or before their mandatory redemption dates. The aggregate redemption values and the maturity dates of such bonds correspond to the redemption values (excluding cumulative unpaid dividends) and the mandatory redemption dates of the $2.16 Preferred Shares and the $2.32 Preferred Shares. At December 31, 1995, the bonds had an amortized cost of $39.2 million and an estimated fair value of $50.1 million.

    (ii) See the description of the Acquisition and AGP's sale of common stock in 1995 in note 2.

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

                      ------------------------------------

    10.  SHAREHOLDERS' EQUITY:

       Authorized preferred stock is 20,000,000 shares. Conseco issued 100,000 shares of $55 Series B Redeemable Preferred Stock ("Series B preferred stock") with a stated value of $50.0 million ($500 per share) in 1987 and redeemed all of the shares at stated value in 1993. Conseco issued 5,750,000 shares of Series D Cumulative Convertible Preferred Stock ("Series D preferred stock") with a stated value of $287.5 million ($50 per share) in January 1993 in a public offering. Annual dividends of $3.25 on each Series D preferred share are cumulative from the date of original issue and are payable quarterly. The Series D preferred stock is convertible at the holder's option into shares of Conseco's common stock at a conversion price of $31.875 per share, equivalent to a ratio of approximately 1.5686 shares of common stock for each share of preferred stock. Proceeds from the offering of approximately $278.5 million (after underwriting and other associated costs) were used to redeem the Series B preferred stock and were added to the Company's general funds. During 1993, 274 Series D preferred shares were converted to 430 common shares. In 1994 and 1995, no Series D preferred shares were converted to common shares. In December 1994, the Company repurchased 80,000 Series D preferred shares in open market transactions in connection with its stock repurchase program at a total cost of $3.3 million. Such preferred shares would have been convertible into 125,490 shares of common stock.

       Changes in the number of shares of common stock outstanding for the years 1995, 1994 and 1993 were as follows:

                                                                                    1995           1994            1993
                                                                                    ----           ----            ----
Balance, beginning of year......................................................  44,369,700     50,623,546     49,822,296
    Stock options exercised.....................................................     182,716      7,730,908      1,698,464
    Common shares converted from
       Series D preferred shares................................................       -              -                430
    Shares issued under compensation
       plans....................................................................       8,498          8,774          3,756
    Treasury stock purchased....................................................  (4,045,000)   (13,993,528)      (901,400)
                                                                                  ----------    -----------    -----------

Balance, end of year............................................................  40,515,914     44,369,700     50,623,546
                                                                                  ==========    ===========     ==========

       Dividends declared on common stock for 1995, 1994 and 1993, were $.093, $.25 and $.15 per common share, respectively. A liability was accrued for dividends declared but unpaid at December 31, 1995, totaling $.4 million. Such dividends were paid in January 1996.

       In 1995 and 1994, the Company repurchased approximately 4 million and 14 million shares of its common stock for $92.4 million and $360.2 million, respectively, in connection with its stock repurchase program.

       The Company was authorized under its 1983 employee stock option plan to grant options to purchase up to 24 million shares of the Company's common stock at a price not less than its market value on the date the option is granted. The 1983 stock option plan continues to govern options granted thereunder, but expired in all other respects in December 1993. A new plan was adopted in 1994 which authorizes the granting of options to purchase up to 12 million shares of the Company's common stock at a price not less than its market value on the date the option is granted. The options are exercisable for up to 10 years from date of grant and may become exercisable immediately or over a period of time. The plan also permits granting of stock appreciation rights and certain other awards.

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

                      ------------------------------------

       Stock options granted were as follows:

                                                                                             Number of shares
                                                            Option price              1995         1994            1993
                                                            ------------              ----         ----            ----
Outstanding at January 1,...........................  $1.3125 to $28.1875          11,014,312    13,478,568    12,804,388
Granted during the year.............................  $21.71875 to $28.5937         2,058,600        -              -
                                                      $20.9375 to $29.625                -        6,428,000         -
                                                      $21.1875 to $28.1875               -            -         2,922,800
Exercised during the year..........................   $1.3125 to $26.625             (182,716)   (7,730,908)   (1,698,464)
Canceled during the year...........................   $1.5315 to $29.625             (146,764)   (1,161,348)     (550,156)
                                                                                  -----------    ----------    ----------

Outstanding at December 31,........................   $1.4375 to $29.625           12,743,432    11,014,312    13,478,568
                                                                                   ==========    ==========    ==========

Portion thereof that
    is exercisable at
    December 31,...................................   $1.4375 to $28.1875           3,676,022     1,549,088     8,125,386
                                                                                    =========     =========     =========

Available for future grant........................                                  4,199,400     6,245,000         -
                                                                                    =========     =========     =========

       In addition to 16,942,832 shares of common stock reserved for issuance under the 1983 and 1994 stock option plans, 1,238,833 shares of common stock are reserved for issuance under stock bonus and deferred compensation plans. The common stock and additional paid-in capital account was reduced by $6.1 million at December 31, 1995, for the unearned portion of the incentive deferred compensation program.

       In February 1994, Conseco implemented an option exercise program under which its chief executive officer and four of its executive vice presidents exercised outstanding options to purchase approximately 7.2 million shares of the Company's common stock. The options would otherwise have remained exercisable until the years 1999 and 2000. As a result of the exercise, the Company realized a tax deduction equal to the aggregate tax gain recognized by the executives. The tax benefit of $67.8 million (net of payroll taxes incurred of $2.9 million) and the proceeds from the exercise of these options of $15.4 million were reflected as increases to common stock and paid-in capital. The Company withheld sufficient shares to cover federal and state taxes owed by the executives as a result of the exercise transactions. Net of withheld shares, the Company issued approximately 3.6 million common shares to the executives. The Company also granted to the executive officers new options to purchase a total of 6,032,000 shares of the Company's common stock at $29.625 per share (the market price at the date of such grant) under the 1994 Stock and Incentive Plan to replace the shares surrendered for taxes and the exercise price on these and other recent option exercises and as the 1994 incentive grant to the executives.

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

                      ------------------------------------

       11.  OTHER OPERATING STATEMENT DATA:

       Insurance policy income consisted of the following:

                                                                                           1995         1994         1993
                                                                                           ----         ----         ----
                                                                                                (Dollars in millions)
Direct premiums collected.............................................................   $3,172.9     $1,907.4    $2,169.9
Reinsurance assumed...................................................................        6.1          5.1         6.0
Reinsurance ceded.....................................................................      (72.6)       (33.4)      (35.8)
                                                                                         --------     --------    --------

          Premiums collected, net of reinsurance......................................    3,106.4      1,879.1     2,140.1
Change in unearned premiums...........................................................        6.6        (3.9)         4.4
Less premiums on universal life and products
    without mortality and morbidity risk which are
    recorded as additions to insurance liabilities ...................................    1,757.4        634.6       891.9
                                                                                         --------     --------     -------
          Premiums on products with mortality risk,
             recorded as insurance policy income......................................    1,355.6      1,240.6     1,252.6
Fees and surrender charges............................................................      108.1         43.0        38.8
Amortization of deferred policy fees..................................................        1.3          2.0         2.4
                                                                                         --------     --------     -------

          Insurance policy income.....................................................   $1,465.0     $1,285.6    $1,293.8
                                                                                         ========     ========    ========

       The five states with the largest shares of premiums collected in 1995 were Illinois (11 percent), Florida (10 percent), Michigan (7.5 percent), California (6.7 percent) and Texas (6.6 percent). No other state accounted for more than 5 percent of total collected premiums.

       Other operating costs and expenses were as follows:

                                                                                           1995         1994         1993
                                                                                           ----         ----         ----
                                                                                                (Dollars in millions)
Commission expense....................................................................     $ 47.7       $ 27.5      $ 31.6
Other.................................................................................      224.4        186.6       182.8
                                                                                           ------       ------     -------

          Other operating costs and expenses..........................................     $272.1       $214.1      $214.4
                                                                                           ======       ======      ======

       Conseco considers anticipated returns from the investment of policyholder balances in determining the amortization of the cost of policies purchased and cost of policies produced. Sales of fixed maturity investments change the incidence of profits on such policies because gains (losses) are recognized currently and, if the sale proceeds are reinvested at the current market yields, the expected future yields on the investment of policyholder balances are reduced (increased). Accordingly, amortization of the cost of policies purchased was increased (decreased) by $106.4 million, $(3.9) million and $46.0 million in the years ended December 31, 1995, 1994 and 1993, respectively, and amortization of the cost of policies produced was increased (decreased) by $20.2 million, $(1.4) million and $43.2 million in the years ended December 31, 1995, 1994 and 1993, respectively.

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

                      ------------------------------------

          The changes in the cost of policies purchased were as follows:

                                                                                           1995         1994         1993
                                                                                           ----         ----         ----
                                                                                                (Dollars in millions)
Balance, beginning of year............................................................   $1,021.6     $  623.7      $643.5
    Consolidation of CCP effective January 1, 1995....................................      345.2          -           -
    Amounts related to CCP Merger.....................................................      118.3          -           -
    Amounts acquired..................................................................        -          454.3         3.8
    Amortization related to operations:
       Cash flow realized.............................................................     (252.0)      (184.8)     (181.1)
       Interest added.................................................................      133.2        108.6       115.8
    Amortization related to sales of investments......................................     (106.4)         3.9       (46.0)
    Amounts related to fair value adjustment
       of actively managed fixed maturities...........................................     (395.6)        94.6        (5.3)
    Transferred to cost of policies produced related to
       exchanged health policies......................................................      (13.5)       (20.2)      (28.4)
    Amounts related to purchase of additional shares of BLH...........................      179.9          -         118.4
    Amounts related to deconsolidation of WNC.........................................        -          (61.9)         -
    Reinsurance and other ............................................................        -            3.4         3.0
                                                                                          -------     --------      ------

Balance, end of year..................................................................   $1,030.7     $1,021.6      $623.7
                                                                                         ========     ========      ======

       Based on current conditions and assumptions as to future events on all policies in force, the Company expects to amortize approximately 14 percent of the December 31, 1995, balance of cost of policies purchased in 1996, 13 percent in 1997, 12 percent in 1998, 11 percent in 1999, and 10 percent in 2000. The discount rates used to determine the amortization of the cost of policies purchased prior to November 19, 1992, ranged from 15 percent to 20 percent during the three-year period ended December 31, 1995. The discount rates used to determine the amortization of the cost of policies purchased after November 19, 1992, ranged from 4 percent to 8 percent.

       The changes in the cost of policies produced were as follows:

                                                                                           1995         1994         1993
                                                                                           ----         ----         ----
                                                                                                (Dollars in millions)
Balance, beginning of year............................................................     $300.7       $238.6       $290.8
    Consolidation of CCP, effective January 1, 1995...................................      111.9          -           -
    Amounts related to CCP Merger.....................................................      (62.8)         -           -
    Additions.........................................................................      302.9        164.0        168.8
    Amortization related to operations................................................      (62.0)       (46.1)       (69.4)
    Amortization of deferred revenue..................................................        1.3          1.6          1.3
    Amortization related to sales of investments......................................      (20.2)         1.4        (43.2)
    Amounts related to fair value adjustment of
       actively managed fixed maturities..............................................      (74.9)        18.6        (65.0)
    Transferred from cost of policies purchased related to
       exchanged health policies, net of related reserves.............................        1.6          7.5         25.4
    Amounts related to purchase of additional shares of BLH...........................     (107.5)          -         (73.3)
    Amounts related to reinsurance treaty.............................................        -             -           3.2
    Amounts related to deconsolidation of WNC.........................................        -          (84.9)          -
                                                                                           ------       ------       ------

Balance, end of year..................................................................     $391.0       $300.7       $238.6
                                                                                           ======       ======       ======

                                       98

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

                      ------------------------------------

       12.  CONSOLIDATED STATEMENT OF CASH FLOWS:

       The following non-cash items were not reflected in the consolidated statement of cash flows in 1995: (i) the redemption of convertible subordinated debentures of a subsidiary with a principal amount of $9.2 million using segregated cash; (ii) the issuance of Conseco's common stock to employee benefit plans of $4.2 million; and (iii) the tax benefit of $.4 million related to the issuance of Conseco's common stock under employee benefit plans. The following non-cash items were not reflected in 1994: (i) recapture of insurance liabilities and invested assets totaling $390.2 million and $371.0 million, respectively, described in note 6; (ii) redemption of convertible subordinated debentures of a subsidiary with a principal amount of $44.8 million using segregated cash; (iii) the issuance of Conseco;'s common stock to employee benefit plans of $2.4 million; and (iv) the tax benefit of $69.2 million related to issuance of Conseco's common stock under employee benefit plans. The following non-cash items were not reflected in 1993: (i) the surrender for redemption of $50.0 million stated value of ICH preferred stock in exchange for common shares of BLH (as described in note 2 to the consolidated financial statements); (ii) recapture of insurance liabilities and invested assets each totaling approximately $338.5 million in connection with the recapture of reinsurance as described in note 6; (iii) the issuance of Conseco's common stock to employee benefit plans of $3.2 million; and (iv) the tax benefit of $15.3 million related to issuance of Conseco's common stock under employee benefit plans.

       Cash flows from operations included interest paid on debt of $112.0 million, $54.3 million and $58.8 million in 1995, 1994 and 1993, respectively. Income taxes paid were $90.3 million, $99.8 million and $204.9 million in 1995, 1994 and 1993, respectively.

       13.  STATUTORY INFORMATION:

       Statutory accounting practices prescribed or permitted for the Company's insurance subsidiaries by regulatory authorities differ from GAAP. The Company's life insurance subsidiaries reported the following amounts to regulatory agencies, after appropriate eliminations of intercompany accounts among such subsidiaries:

                                                                                                        1995         1994
                                                                                                        ----         ----
                                                                                                      (Dollars in millions)
Statutory capital and surplus....................................................................   $   832.2       $651.2
Asset valuation reserve..........................................................................       124.1         57.4
Interest maintenance reserve.....................................................................       247.4         83.0
Portion of surplus debenture carried as a liability .............................................        95.0           -
                                                                                                     --------       -------

      Total......................................................................................    $1,298.7       $791.6
                                                                                                     ========       ======

       Combined statutory net income of the Company's life insurance subsidiaries was $183.8 million, $112.5 million and $162.3 million in 1995, 1994 and 1993, respectively, after appropriate eliminations of intercompany amounts among such subsidiaries.

       In connection with the acquisition of BLH, the capital of one of the life insurance subsidiaries (Bankers Life Insurance Company of Illinois) was increased by providing cash in exchange for a surplus debenture. The remaining balance of the surplus debenture of $430.0 million at December 31, 1995, is considered a part of statutory capital and surplus of the life insurance subsidiary. Payments to BLH of principal and interest on the surplus debenture may be made from available funds only with the approval of the Illinois Department of Insurance when its Director is satisfied that the financial condition of the subsidiary warrants that action. Such approval may not be withheld provided the surplus of the subsidiary exceeds, after such payment, approximately $128 million. Such subsidiary's surplus at December 31, 1995, was $359.1 million.

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

                      ------------------------------------

       American Life and Casualty's capital and surplus includes a surplus note with a balance of $50.0 million at December 31, 1995. Each payment of interest or principal on the surplus notes requires the prior approval of the Iowa Insurance Division. The Iowa insurance law also provides that payments of dividends on capital stock and interest and principal on surplus notes may be made only out of an insurer's earned surplus. At December 31, 1995, American Life and Casualty had earned surplus of $109.5 million. American Life and
Casualty follows certain permitted accounting practices which are not specifically prescribed in state laws, regulations, general administrative rules and various NAIC publications. Such permitted accounting practices do not affect statutory surplus.

       As a result of the acquisitions and subsequent recapitalization transactions of CCP's insurance subsidiaries, a CCP insurance subsidiary issued a surplus debenture to its direct parent company. As required by the state regulatory authorities, the debenture is classified as a part of statutory capital and surplus of the insurance subsidiary to the extent that such capital and surplus equals the level of capital and surplus required by the regulators. The balance of the debenture in excess of such amount is carried as a liability on the statutory balance sheet. This amount, however, would be reclassified to statutory capital and surplus to the extent subsequently needed to meet the level of capital and surplus required by the regulators.

       Statutory accounting practices require the asset valuation reserve ("AVR") and the interest maintenance reserve ("IMR") be reported as liabilities. The purpose of these reserves is to stabilize statutory surplus against fluctuations in the market value of investments. The IMR captures all realized investment gains and losses, net of income tax, on debt instruments resulting from changes in interest rates and provides for subsequent amortization of such amounts into statutory net income on a basis reflecting the remaining lives of the assets sold. The AVR captures all realized, net of income tax, and unrealized investment gains and losses related to changes in creditworthiness and is also adjusted each year based on a formula related to the quality and loss experience of the Company's investment portfolio.

       Included in statutory capital and surplus shown above are the following investments in affiliates, all of which are eliminated in the consolidated financial statements prepared in accordance with GAAP:

                                                                                  1995                   1994
                                                                         -------------------      ---------------------
                                                                                    Admitted                   Admitted
                                                                                      asset                      asset
                                                                         Cost         value        Cost          value
                                                                         ----         -----        ----          -----
                                                                                        (Dollars in millions)
Common stock of Conseco purchased in open market
   transactions (18,588,952 shares in 1995 and 1994)................... $  39.6        $  11.3     $  39.6       $  7.8
Notes payable of Conseco and its non-life subsidiaries.................    68.0           48.0        68.0         47.7
Common stock of BLH (2,314,737 shares) ................................    50.0           46.9        50.0         43.9
Common stock of AGP (463,649 shares) ..................................     2.4            6.3         2.4          6.3
Preferred stock of Conseco.............................................   900.0            -         900.0         -
Investment in Partnership II...........................................     -              -           1.8          1.8
Investment in AGP 1994 Series PIK Preferred Stock......................    43.9           43.9        20.8         20.8


                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

                      ------------------------------------

     The following table compares the consolidated pretax income determined on a statutory accounting basis with such income reported herein in accordance with
GAAP:

                                                                                           1995          1994        1993
                                                                                           ----          ----        ----
                                                                                                 (Dollars in millions)
Life insurance subsidiaries:
   Pretax income as reported on a statutory
     accounting basis before deduction of
     expenses paid to affiliates and
     transfers to and from and amortization
     of the IMR..........................................................................   $463.6       $229.2     $566.8

   GAAP adjustments:
     Change in difference in carrying values of investments..............................    189.3         31.7       14.3
     Eliminate financial reinsurance effects.............................................      -            4.4       12.8
     Changes in cost of policies purchased...............................................   (225.1)       (74.2)    (110.7)
     Changes in cost of policies produced................................................    224.4        123.3       51.1
     Changes in insurance liabilities....................................................    (46.4)       (27.1)     (31.5)
     Reinsurance recapture...............................................................      -           19.2       15.5
     Other adjustments, net..............................................................      -           13.5        2.0
                                                                                            ------       ------     ------

             GAAP pretax income .........................................................    605.8        320.0      520.3

Non-life companies:
   Interest expense......................................................................   (119.4)       (59.3)     (58.0)
   Equity in earnings of CCP ............................................................      -           24.7       37.4
   Equity in earnings of WNC.............................................................      -           40.2        -
   Restructuring income..................................................................     15.2         80.8        -
   Loss on terminated acquisition........................................................      -          (35.8)       -
   Incentive earnings allocation from Partnership I .....................................      -            -         36.6
   Gain on sale of stock by subsidiaries.................................................      -            -        101.5
   All other income and expense, net
     (excluding amounts received from affiliates)........................................    (83.1)       (46.2)     (27.6)
                                                                                            ------       ------     ------

             GAAP consolidated pretax income.............................................   $418.5       $324.4     $610.2
                                                                                            ======       ======     ======

     State insurance laws generally restrict the ability of insurance companies to pay dividends or make other distributions. Net assets of the Company's wholly owned life insurance subsidiaries, determined in accordance with generally accepted accounting principles, aggregated approximately $1.7 billion at
December 31, 1995, of which approximately $97.9 million is available for distribution to Conseco in 1995 without the permission of state regulatory authorities.

     Most states have adopted risk-based capital ("RBC") rules to evaluate the adequacy of statutory capital and surplus in relation to investment and insurance risks. The RBC formula is designed as an early warning tool to help state regulators identify possible weakly capitalized companies for the purpose of initiating regulatory action. At December 31, 1995, the ratios of total adjusted capital to RBC, as defined by the rules, for the primary insurance subsidiaries of Conseco, BLH and AGP were greater than twice the level at which regulatory attention is triggered.

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

                      ------------------------------------

14.  BUSINESS SEGMENT AND DISTRIBUTION CHANNELS:

     Conseco's earnings result from three different activities: (i) operating life insurance companies; (ii) providing services to affiliates and others for fees; and (iii) acquiring and restructuring investments, including life insurance companies held in partnership with other investors. Conseco's life insurance operations are primarily conducted through the following segments: (i) senior market operations (consisting of the activities of BLH, which distributes Medicare supplement policies and other life and health products to the senior citizens market and others through career agents, most of whom sell only BLH's products); (ii) annuity operations (consisting of the operations of Great American Reserve and Beneficial Standard which were subsidiaries of CCP prior to August 31, 1995, and which distribute tax qualified annuities and certain employee benefit-related products primarily to school teachers and administrators through educator market specialists and annuities and life insurance products through other diversified cost effective distribution channels); (iii) other life insurance operations (consisting of the operations of National Fidelity, Bankers National and Lincoln American which have profitable blocks of business, but do not currently market their products to new customers); (iv) partnership operations (consisting of the activities of AGP which distributes annuities and life insurance products through a general agency and brokerage distribution system and which was acquired through Partnership II in September 1994); and (v) WNC (which distributes single premium deferred annuities through financial institutions and other annuity products through personal producing general agents and which was disposed of in 1994).

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

                      ------------------------------------

     Financial information related to these activities as included in the consolidated financial statements is as follows:

                                                                                           1995         1994         1993
                                                                                           ----         ----         ----
                                                                                              (Dollars in millions)
Premiums collected, net of reinsurance
    Senior market operations......................................................... $  1,491.0     $1,512.9    $ 1,436.9
    Annuity operations...............................................................      709.8          -            -
    Other life insurance operations..................................................       80.0         83.0        142.2
    Partnership operations...........................................................      825.6        283.2         -
    WNC..............................................................................        -            -          561.0
                                                                                      ----------     --------    ---------

               Total................................................................. $  3,106.4     $1,879.1    $ 2,140.1
                                                                                      ==========     ========    =========

Revenues:
    Insurance operations:
       Senior market operations...................................................... $  1,522.4     $1,437.0    $ 1,450.5
       Annuity operations............................................................      533.2         24.7         37.4
       Other life insurance operations ..............................................      112.4        116.4        207.4
       Partnership operations........................................................      628.9        111.4          -
       WNC...........................................................................        -           40.2        774.2
                                                                                      ----------     --------     --------
           Subtotal .................................................................    2,796.9      1,729.7      2,469.5
    Fee-based operations.............................................................       69.2         71.0         49.0
    Restructuring income ............................................................       15.2         80.8        138.1
    Interest and other ..............................................................        8.3          2.2         14.1
    Eliminations.....................................................................      (34.3)       (21.7)       (34.7)
                                                                                      ----------      -------     ---------

               Total.................................................................  $ 2,855.3     $1,862.0    $ 2,636.0
                                                                                       =========     ========    =========

Income  before  income  taxes,   minority  interest  and  extraordinary  charge:
    Insurance operations:
       Senior market operations......................................................  $   188.4    $   197.1    $   208.1
       Annuity operations............................................................      100.1         24.7         37.4
       Other life insurance operations ..............................................       14.5         23.5         55.0
       Partnership operations........................................................      137.9         12.4          -
       WNC...........................................................................        -           40.2        204.5
                                                                                       ---------      -------     --------
           Subtotal..................................................................      440.9        297.9        505.0
    Fee-based operations.............................................................       32.1         39.5         22.5
    Restructuring income.............................................................       15.2         45.0        138.1
    Interest and other...............................................................      (69.5)       (54.3)       (52.4)
    Eliminations.....................................................................        (.2)        (3.7)        (3.0)
                                                                                       ---------     --------     --------

               Total ................................................................  $   418.5    $   324.4   $    610.2
                                                                                       =========    =========   ==========
Assets:
    Insurance operations:
       Senior market operations......................................................  $ 4,785.2   $  4,040.2    $ 4,146.1
       Annuity operations............................................................    5,425.3        195.4        244.3
       Other life insurance operations  .............................................      832.5        926.2        993.7
       Partnership operations........................................................    6,204.0      5,449.7          -
       WNC  .........................................................................        -            -        8,369.7
                                                                                       ---------    ---------    ---------
           Subtotal..................................................................   17,247.0     10,611.5     13,753.8
    Fee-based operations.............................................................       33.1         49.9         34.4
    Interest and other...............................................................    2,010.9      1,105.8      1,861.3
    Eliminations.....................................................................   (1,993.5)      (955.3)    (1,900.2)
                                                                                      ----------  -----------    ---------

               Total.................................................................  $17,297.5    $10,811.9    $13,749.3
                                                                                       =========    =========    =========

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

                      ------------------------------------

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

                                                                                                 1995
                                                                            -----------------------------------------------
                                                                            1st Qtr.     2nd Qtr.     3rd Qtr.     4th Qtr.
                                                                            --------     --------     --------     --------
                                                                             (Dollars in millions, except per share amounts)
Insurance policy income.....................................................  $367.6       $362.6       $373.1       $361.7
Revenues....................................................................   652.3        737.1        676.7        789.2
Income before income taxes, minority interest
    and extraordinary charge ...............................................    85.9        116.4         83.6        132.6
Net income..................................................................    24.4         99.9         43.5         52.6

Net income per common share and common equivalent share:
    Primary:
       Net income before extraordinary charge ..............................    $.45        $2.23       $  .91        $1.16
       Extraordinary charge.................................................    -            -            -             .05
                                                                               -----        -----        -----       ------

          Net income........................................................    $.45        $2.23       $  .91        $1.11
                                                                                ====        =====       ======        =====

    Fully diluted:
       Net income before extraordinary charge ..............................    $.45        $1.94        $ .84        $1.05
       Extraordinary charge.................................................    -            -            -             .04
                                                                                ----        -----        -----        -----


          Net income........................................................    $.45        $1.94        $ .84        $1.01
                                                                                ====        =====        =====        =====

                                                                                                 1994
                                                                            -----------------------------------------------
                                                                            1st Qtr.     2nd Qtr.     3rd Qtr.     4th Qtr.
                                                                            --------     --------     --------     --------
                                                                            (Dollars in millions, except per share amounts)
Insurance policy income.....................................................  $321.1       $312.9       $320.2      $331.4
Revenues....................................................................   490.2        413.9        423.9       534.0
Income before income taxes, minority interest
    and extraordinary charge ...............................................   134.2         63.4         78.2        48.6
Net income..................................................................    80.1         34.2         35.8          .3

Net income (loss) per common share and common equivalent share:
    Primary:
       Net income (loss) before extraordinary charge........................   $1.37        $ .56        $ .60      $ (.06)
       Extraordinary charge  ...............................................     .04          -            -           .03
                                                                               -----        -----       ------      ------

          Net income (loss).................................................   $1.33        $ .56        $ .60      $ (.09)
                                                                               =====        =====        =====      ======

    Fully diluted:
       Net income (loss) before extraordinary charge........................   $1.26        $ .55        $ .59      $ (.06)
       Extraordinary charge ................................................     .04          -            -           .03
                                                                               -----       ------        -----       ------

          Net income (loss).................................................   $1.22        $ .55        $ .59      $ (.09)
                                                                               =====        =====        =====      ======

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

                      ------------------------------------

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

16.    SUBSEQUENT EVENTS (UNAUDITED):

       On January 23, 1996, Conseco completed the offering of 4.37 million shares of Preferred Redeemable Increased Dividend Equity Securities, 7% Convertible Preferred Stock ("PRIDES"). Proceeds from the offering of approximately $258 million (after underwriting and other associated costs) were used to repay amounts outstanding under the Credit Agreement.

       Each share of PRIDES will pay dividends at the annual rate of 7 percent of the $61.125 liquidation preference per share (equivalent to an annual amount of $4.279 per share), payable quarterly. On February 1, 2000, unless either previously redeemed by Conseco or converted at the option of the holder, each share of PRIDES will mandatorily convert into two shares of Conseco common stock, subject to adjustment in certain events. Shares of PRIDES are not redeemable prior to February 1, 1999. During the period February 1, 1999 through February 1, 2000, the Company may redeem any or all of the outstanding shares of PRIDES. Upon such redemption, each holder will receive, in exchange for each share of PRIDES, the number of shares of Conseco common stock equal to (A) the sum of (i) $62.195, declining to $61.125 after February 1, 1999, and (ii) accrued and unpaid dividends divided by (B) the market price of Conseco common stock at such date, but in no event less than 1.71 shares of Conseco common stock. Pro forma fully diluted earnings per share for the year ended December 31, 1995, assuming: (i) the issuance of the PRIDES; and (ii) the use of such proceeds to reduce notes payable of Conseco, would have been $3.71, rather than reported fully diluted earnings per share of $4.22.

       In March 1996, BLH completed a tender offer pursuant to which it repurchased $148 million principal balance of its 13 percent senior subordinated notes for $172 million. In the first quarter of 1996, Conseco will report an extraordinary charge of approximately $9 million (after applicable income tax) as a result of the repurchase. The repurchase was made using the proceeds from a revolving credit facility entered into in February 1996. Maximum principal amounts which can be borrowed under the agreement total $400 million (including a competitive bid facility in the aggregate principal amount of up to $100 million). Amounts borrowed under the new facility are due in 2001 and accrue interest at a rate of LIBOR plus an applicable margin of between 50 and 75 basis points, depending on BLH's ratio of consolidated net worth (such interest rate was 6.3 percent at March 6, 1996). Proceeds of $30 million were borrowed under the agreement to refinance the existing $110 million principal balance due under the bridge loan facility.

       In conjunction with the tender offer, holders of a majority of the senior subordinated notes consented to amendments which eliminated substantially all of the restrictive covenants of the senior subordinated notes, including covenants which limited BLH's ability to pay dividends, incur additional indebtedness, repurchase its common stock, and make certain investments.

       BLH's new revolving credit agreement contains a number of covenants with respect to BLH, including among other things, prohibitions or limitations on indebtedness, liens, mergers, acquisitions, sales of assets outside of the normal course of business and certain transactions with affiliates.

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

                      ------------------------------------

       The following table sets forth the capitalization of the Company as of December 31, 1995, and the pro forma capitalization of the Company to give effect the following transactions as further described above) as if each had occurred on December 31, 1995: (i) the issuance of the PRIDES and use of the proceeds therefrom to reduce notes payable; and (ii) the BLH tender offer and related financing.

                                                                                                                  As
                                                                                          Actual               Adjusted
                                                                                          ------               --------
                                                                                              (Dollars in millions)
Long-term debt:
   Notes payable of Conseco.........................................................   $    871.4             $  628.7
   Notes payable of BLH, not direct obligations of Conseco..........................        301.5                310.0
   Notes payable of Partnership II entities, not
     direct obligations of Conseco..................................................        283.2                283.2
                                                                                        ---------             --------

         Total long-term debt.......................................................      1,456.1              1,221.9
                                                                                        ---------             --------

Minority interest...................................................................        403.3                403.3

Shareholders' equity:
   Preferred stock..................................................................        283.5                283.5
   PRIDES...........................................................................            -                267.1
   Common stock and additional paid-in capital......................................        157.2                149.1
   Unrealized appreciation (depreciation) of securities.............................        112.7                112.7
   Retained earnings................................................................        558.3                546.8
                                                                                        ---------             --------

         Total shareholders' equity.................................................      1,111.7              1,359.2
                                                                                        ---------             --------

         Total capitalization.......................................................     $2,971.1             $2,984.4
                                                                                         ========             ========

Ratio of debt to total capital (excluding the effect of reporting fixed maturity securities at market):
     Debt for which Conseco is directly liable .....................................         .47X                 .34X
       Total debt for which Conseco is directly liable and debt of BLH..............         .52X                 .42X

     During the first quarter of 1996, BLH repurchased 1.3 million shares of its common stock at a cost of $27.5 million, increasing Conseco's ownership interest in BLH to 90.5 percent.

     In February 1996, Conseco's Board of Directors authorized a two-for-one split of Conseco's common stock. The stock split will be paid April 1, 1996, to the holders of record at the close of business on March 20, 1996. The split will be effected by issuing one additional share of common stock for each share outstanding on the record date. All share data and per share amounts have been restated to reflect the effect of the stock split. The Board of Directors also authorized a quarterly cash dividend to be paid April 1, 1996, of 2 cents per post-split share; an increase of 1 cent over the prior rate.

     In March 1996, Conseco implemented an option exercise program under which its chief executive officer and four of its executive vice presidents exercised outstanding options to purchase approximately 1.5 million shares of the Company's common stock. The options would otherwise have remained exercisable until the years 2000 through 2002. As a result of the exercise, the Company will be able to realize a tax deduction of approximately $45.3 million, equal to the aggregate tax gain recognized by executives as a result of the exercise. The Company withheld sufficient shares to cover federal and state taxes owed by the executives as a result of the exercise transaction. Net of withheld shares, the Company issued approximately .8 million shares of common stock to the executives. The Company also granted to the executive officers new options to purchase a total of .7 million shares at $32.44 (the market price of a share on the grant date) to replace the shares surrendered for taxes and the exercise price. The tax benefit related to Conseco's tax deduction, together with the proceeds from the exercise of the options, will be reflected as an increase, and the cost of the shares withheld to cover taxes and exercise price will be reflected as a decrease, to paid-in capital.

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

                      ------------------------------------

     In March 1996, Conseco and Life Partners Group, Inc. ("LPG") signed a definitive merger agreement, whereby LPG would become a wholly owned subsidiary of Conseco. In the merger, each of the issued and outstanding shares of LPG common stock would be converted into the right to receive a fraction of a share of Conseco common stock determined by dividing $21.00 by the average closing price of Conseco common stock during the 20 trading days ending two days prior to the merger (such fraction to be not more than 0.7000 nor less than 0.5833). The total value of the transaction would be approximately $850 million, including $600 million of common stock to be issued by Conseco and $250 million of existing LPG long-term debt to be assumed by Conseco. Consummation of the merger, which is subject to customary terms and conditions, including approval by the stockholders of both LPG and Conseco and regulatory approvals, is expected before the end of June 1996. A termination fee of $20 million is payable under certain circumstances by either party if its shareholders do not approve the transaction. At September 30, 1995, LPG had total assets of $5.1 billion and total shareholders' equity of $.4 billion.

     In March 1996, Conseco announced that Partnership II would be dissolved. Accordingly, the partners (including Conseco and its subsidiaries) have no further commitment to make additional contributions of capital to Partnership
II. In accordance with the partnership agreement, all of Partnership II's assets (primarily its investment in AGP) will be distributed to its partners subject to the conditions contained in the partnership agreement. In any event, Partnership II's assets must be distributed within two years of the effective date of dissolution. In the first quarter of 1996, Conseco will report a one-time loss of approximately $6 million (net of applicable income taxes) as a result of the dissolution.

      ITEM 9.   DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

          None.

                                    PART III

          The information required by Part III is hereby incorporated by reference from the Registrant's definitive proxy statement to be filed with the Commission pursuant to Regulation 14A within 120 days after December 31, 1995, except that the information required by Item 10 regarding Executive Officers is included herein under a separate caption at the end of Part I.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

    (a) 1. Financial Statements. See Index to Financial Statements on page 49 for a list of financial statements included in this Report.

          2. Financial Statement Schedules. The following financial statement schedules are included as part of this Report immediately following the signature page:

             Schedule II -- Condensed Financial Information of Registrant(Parent Company)

             Schedule III  -- Supplementary Insurance Information

             Schedule IV -- Reinsurance

       All other schedules are omitted, either because they are not applicable, not required, or because the information they contain is included elsewhere in the consolidated financial statements or notes.

          3. Exhibits. See Exhibit Index immediately preceding the Exhibits filed with this report


    (b)   Reports on Form 8-K.

          None

                                   SIGNATURES

      Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 29th day of March, 1996.

                                             CONSECO, INC.


                                              By: /s/ STEPHEN C. HILBERT
                                              --------------------------
                                                 Stephen C. Hilbert, President


      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

 Signature                                              Title (Capacity)                                 Date
 ---------                                              ----------------                                 ----


/s/ STEPHEN C. HILBERT                           Chairman of the Board,                               March 29, 1996
- ----------------------
Stephen C. Hilbert                               President and Director
                                                 (Principal Executive Officer)

/s/ ROLLIN M. DICK                               Executive Vice President and Director                March 29, 1996
- -------------------
Rollin M. Dick                                   (Principal Financial Officer and
                                                 Principal Accounting Officer)

/s/ NGAIRE CUNEO                                 Director                                             March 29, 1996
- -------------------
 Ngaire Cuneo

/s/ DAVID R. DECATUR                             Director                                             March 29, 1996
- --------------------
David R. Decatur

/s/ LOUIS P. FERRERO                             Director                                             March 29, 1996
- --------------------
Louis P. Ferrero

/s/ DONALD F. GONGAWARE                          Director                                             March 29, 1996
- -----------------------
Donald F. Gongaware

/s/ DENNIS E. MURRAY, SR.                        Director                                             March 29, 1996
- -------------------------
Dennis E. Murray, Sr.

/s/ JAMES D. MASSEY                              Director                                             March 29, 1996
- --------------------
James D. Massey

                        REPORT OF INDEPENDENT ACCOUNTANTS
                        ON FINANCIAL STATEMENT SCHEDULES





To the Shareholders and
Board of Directors
Conseco, Inc.


    Our report on the consolidated financial statements of Conseco, Inc. and Subsidiaries is included on page 51 of this Form 10-K. In connection with our audits of such financial statements, we have also audited the related financial statement schedules listed in the index on page 108 of this Form 10-K.

    In our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.





                                                       COOPERS & LYBRAND L.L.P.


Indianapolis, Indiana
March 20, 1996

                         CONSECO, INC. AND SUBSIDIARIES

                                   SCHEDULE II

         Condensed Financial Information of Registrant (Parent Company)
                                  Balance Sheet
                        as of December 31, 1995 and 1994
                              (Dollars in millions)

                                     ASSETS
                                                                                                   1995              1994
                                                                                                   ----              ----
Short-term investments.........................................................................   $    4.6       $   111.1
Actively managed fixed maturities .............................................................        -              13.3
Equity securities..............................................................................         .5             3.3
Trading account securities.....................................................................        -              17.2
Other invested assets..........................................................................       10.7             6.5
Investment in CCP Insurance, Inc...............................................................        -             195.4
Investment in wholly owned subsidiaries (eliminated in consolidation)..........................      764.6           115.4
Investment in Bankers Life Holding Corporation (eliminated in consolidation)...................      898.5           477.9
Investment in Conseco Capital Partners II, L.P. (eliminated in consolidation)..................       85.5             4.3
Receivable from subsidiaries (eliminated in consolidation).....................................      174.8            28.3
Income taxes...................................................................................      166.8            90.7
Other assets...................................................................................       71.7            42.4
                                                                                                  --------        --------

          Total assets.........................................................................   $2,177.7        $1,105.8
                                                                                                  ========        ========

                                           LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
    Notes payable..............................................................................    $ 871.4        $  191.8
    Notes payable to subsidiaries (eliminated in consolidation)................................       63.4            62.9
    Other liabilities due subsidiaries (eliminated in consolidation)...........................       45.5            46.4
    Other liabilities..........................................................................       85.7            57.7
                                                                                                   -------         -------

          Total liabilities....................................................................    1,066.0           358.8
                                                                                                   -------         -------
Shareholders' equity:
    Preferred stock............................................................................      283.5           283.5
    Common stock and additional paid-in capital (no par value, 500,000,000 shares authorized, shares issued and outstanding: 1995 - 40,515,914;
       1994 - 44,369,700)......................................................................      157.2           165.8
    Unrealized appreciation (depreciation) of securities:
       Fixed maturity securities (net of applicable deferred income taxes:
          1995 - $66.8; 1994 - $(65.0))........................................................      112.6          (137.7)
       Equity securities (net of applicable deferred income taxes: 1995 - $.1;
          1994 - $(.9))........................................................................         .1            (2.0)
    Retained earnings..........................................................................      558.3           437.4
                                                                                                   -------         -------

          Total shareholders' equity...........................................................    1,111.7           747.0
                                                                                                   -------         -------

          Total liabilities and shareholders' equity...........................................   $2,177.7        $1,105.8
                                                                                                  ========        ========


                      The accompanying note is an integral
                  part of the condensed financial information.

                         CONSECO, INC. AND SUBSIDIARIES

                                   SCHEDULE II
         Condensed Financial Information of Registrant (Parent Company)
                             Statement of Operations
              for the years ended December 31, 1995, 1994 and 1993
                              (Dollars in millions)

                                                                                               1995         1994         1993
                                                                                               ----         ----         ----
Revenues:
    Net investment income....................................................................$   8.5        $ 2.7         $ 8.4
    Dividends from subsidiaries (eliminated in consolidation)................................  106.5         39.6          18.6
    Equity in earnings of CCP Insurance, Inc.................................................    -           24.7          37.4
    Equity in earnings of Western National Corporation.......................................    -           40.2           -
    Fee and interest income from subsidiaries (eliminated in consolidation)..................   12.9          4.3          12.0
    Gain on sale of stock by subsidiaries ...................................................    -            -           101.5
    Restructuring income.....................................................................   20.6         80.8          36.6
    Other income (losses)....................................................................   (6.4)         1.4           1.7
                                                                                              ------        -----         -----

            Total revenues...................................................................  142.1        193.7         216.2
                                                                                              ------        -----         -----

Expenses:
    Interest expense on notes payable........................................................   42.6         20.6          22.8
    Interest expense to subsidiaries (eliminated in consolidation)...........................    7.5          7.1           7.8
    Operating costs and expenses.............................................................   27.8         29.3          40.9
    Expenses incurred in conjunction with terminated merger..................................    -           35.8            -
                                                                                               -----        -----         -----

            Total expenses...................................................................   77.9         92.8          71.5
                                                                                              ------        -----         -----

            Income before income taxes, equity in undistributed
               earnings of subsidiaries and extraordinary charge.............................   64.2        100.9         144.7

Income tax expense (benefit).................................................................  (93.2)         8.5          44.2
                                                                                              ------        -----        ------

            Income before equity in undistributed earnings
               of subsidiaries and extraordinary charge......................................  157.4         92.4         100.5

Equity in undistributed earnings of subsidiaries (eliminated in consolidation)...............   65.1         62.0         208.4
                                                                                              ------        -----        ------

            Income before extraordinary charge...............................................  222.5        154.4         308.9

Extraordinary charge on extinguishment of debt, net of tax...................................    2.1          4.0          11.9
                                                                                              ------        -----        ------

            Net income.......................................................................  220.4        150.4         297.0

Less preferred stock dividends...............................................................   18.4         18.6          20.6
                                                                                              ------       ------       -------

            Earnings applicable to common stock.............................................. $202.0       $131.8        $276.4
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


                         CONSECO, INC. AND SUBSIDIARIES

                                   SCHEDULE II

         Condensed Financial Information of Registrant (Parent Company)

                             Statement of Cash Flows
              for the years ended December 31, 1995, 1994 and 1993
                              (Dollars in millions)

                                                                                               1995         1994         1993
                                                                                               ----         ----         ----
Cash flows from operating activities:
    Net income............................................................................... $220.4       $150.4        $297.0
    Adjustments to reconcile net income to net cash
       provided by operating activities:
          Equity in undistributed earnings of consolidated subsidiaries......................  (73.2)       (62.0)       (208.4)
          Equity in undistributed earnings of equity investments ............................    -          (61.0)        (36.6)
          Gain on sale of stock by subsidiaries .............................................    -            -          (101.5)
          Restructuring income...............................................................  (20.6)       (80.8)        (36.6)
          Income taxes ...................................................................... (101.3)        24.5          34.9
          Extraordinary charge on extinguishment of debt.....................................    3.7          5.0          16.3
          Investment related expense.........................................................    -           35.8           -
          Other..............................................................................   18.9         15.3          13.6
                                                                                              ------      -------        ------

             Net cash provided (used) by operating activities................................   47.9         27.2         (21.3)
                                                                                              ------      -------        ------

Cash flows from investing activities:
    Proceeds from sale of shares of Western National
       Corporation and related transactions..................................................    -          811.7           -
    Redemption of investments in subsidiaries................................................    -            -           118.3
    Sales and maturities of investments......................................................  125.6         22.9          45.5
    Investments in consolidated subsidiaries................................................. (556.9)          -         (450.9)
    Payment to affiliate.....................................................................    -          (58.8)          -
    Purchases of investments.................................................................  (70.8)       (51.6)        (76.2)
    Investment in Conseco Capital Partners II, L.P...........................................   (7.1)       (17.0)          -
    Expenses incurred in conjunction with terminated merger..................................   (5.5)       (30.3)          -
    Cash held by CCP prior to CCP Merger.....................................................   17.0          -             -
                                                                                               -----      -------        -------

            Net cash provided (used) by investing activities................................. (497.7)       676.9        (363.3)
                                                                                              ------      -------         ------

Cash flows from financing activities:
    Issuance of equity securities, net.......................................................    1.8         3.2          281.7
    Issuance of notes payable, net...........................................................  827.2       158.0          393.4
    Payments on notes payable................................................................ (330.0)     (378.4)        (180.0)
    Payments to repurchase equity securities of Conseco......................................  (92.4)     (357.6)         (75.3)
    Dividends paid ..........................................................................  (24.6)      (31.3)         (23.0)
    Dividends on stock held by subsidiaries..................................................  (38.7)       (4.6)          (1.8)
                                                                                              ------      ------         ------
            Net cash provided (used) by financing activities.................................  343.3      (610.7)         395.0
                                                                                              ------      ------         ------

            Net increase (decrease) in short-term investments................................ (106.5)       93.4           10.4

    Short term investments, beginning of year................................................  111.1        17.7            7.3
                                                                                             -------     -------        -------

    Short term investments, end of year......................................................$   4.6      $111.1         $ 17.7
                                                                                             =======      ======         ======

                      The accompanying note is an integral
                  part of the condensed financial information.


                         CONSECO, INC. AND SUBSIDIARIES

                                   SCHEDULE II

                     Note to Condensed Financial Information

       Basis of Presentation

       The condensed financial information should be read in conjunction with the consolidated financial statements of Conseco, Inc. The condensed financial information includes the accounts and activity of the Parent Company and its wholly-owned non-insurance subsidiaries which act as the holding companies for the Company's life insurance subsidiaries.

                         CONSECO, INC. AND SUBSIDIARIES

                                  SCHEDULE III

                       Supplementary Insurance Information
                              (Dollars in millions)


                                                                                                      Amortization
                                                                                                           of
                            Cost of policies                                         Insurance       cost of policies
                              produced and                 Insurance      Net      policy benefits      produced and       Other
                            cost of policies  Insurance     policy    investment        and          cost of policies    operating
Segment                         purchased    liabilities    income      income      expenses(1)        purchased(2)     expenses(3)
- -------                         ---------    -----------    ------      ------      -----------        ------------     -----------
1995

Senior market operations ......   $  759.7      $3,265.7     $1,247.2    $ 247.2      $1,017.8         $129.8            $186.3
Annuity operations ............      308.7       4,331.8        109.3      393.1         301.1           56.6              75.5
Other life insurance
    operations ................       25.5         632.2         50.4       71.3          82.1            4.5              11.3
Partnership operations ........      327.8       5,148.7         58.1      415.2         291.9          116.6              82.5
Fee-based operations ..........        --            --           --        --            --             --                36.7
Interest and other ............        --            --           --        14.8          --             --                77.8
Eliminations ..................        --            --           --         1.0          --             --               (33.7)
                                  --------      --------     --------   --------      --------         ------            ------

      Total ..................    $1,421.7     $13,378.4     $1,465.0   $1,142.6      $1,692.9         $307.5            $436.4
                                  ========     =========     ========   ========      ========         ======            ======


1994

Senior market operations .....    $  791.8     $ 3,040.8     $1,213.8   $  219.5      $  943.5         $108.2            $188.2
Other life insurance
    operations ...............        57.7         652.8         58.2       75.5          78.5            2.1              12.3
Partnership operations .......       472.8       4,843.8         13.6       95.2          70.7            6.7              21.6
Western National
    Corporation ..............        --            --           --         --            --              --                 --
Fee-based operations .........        --            --           --         --            --              --               32.4
Interest and other ...........        --            --           --          4.2          --              --               56.5
Eliminations .................        --            --           --         (8.7)         --              --              (18.9)
                                  --------     --------      --------   --------        -------         -----           -------

    Total ....................    $1,322.3     $8,537.4      $1,285.6     $385.7       $1,092.7        $117.0            $292.1
                                  ========     ========      ========    =======       ========        ======            ======


1993

Senior market operations .....    $  680.6     $2,756.7     $1,200.7     $ 174.7       $  900.8        $143.5            $198.1
Other life insurance
    operations ...............        34.9        661.7         72.3       110.2          121.2          17.6              13.6
Western National
    Corporation ..............       146.8      7,379.9         21.8       610.1          454.3          63.7              51.7
Fee-based operations .........        --           --           --          --             --             --               25.1
Interest and other ...........        --           --           --          12.4           --             --               66.5
Eliminations .................        --           --           (1.0)      (11.2)          --             (.9)            (29.4)
                                  --------    --------      --------     -------        -------        ------            ------

      Total ..................    $  862.3    $10,798.3     $1,293.8     $ 896.2       $1,476.3        $223.9            $325.6
                                  ========    =========     ========     =======       ========        ======            ======

(1) Includes insurance policy benefits, change in future policy benefits and interest expense on annuities and financial products.

(2)  Includes additional amortization related to gains on sales of investments.

(3) Includes interest expense on notes payable, interest expense on short-term investment borrowings, change in future policy benefits related to realized gains and other operating costs and expenses.

                         CONSECO, INC. AND SUBSIDIARIES


                                   SCHEDULE IV

                                   Reinsurance
              for the years ended December 31, 1995, 1994 and 1993
                              (Dollars in millions)





                                                                           1995             1994              1993
                                                                           ----             ----              ----
Life insurance in force:
    Direct...........................................................    $36,040.7        $28,002.9         $21,554.5
    Assumed..........................................................        562.8             72.7              89.8
    Ceded............................................................     (2,820.3)        (2,008.0)         (1,754.1)
                                                                        ----------        ---------        ----------

            Net insurance in force...................................    $33,783.2        $26,067.6         $19,890.2
                                                                         =========        =========         =========

            Percentage of assumed to net.............................          1.7%              .3%               .5%
                                                                               ===               ==                ==

Premiums recorded as revenue for generally accepted accounting principles:
       Direct........................................................     $1,422.1         $1,268.9          $1,282.4
       Assumed.......................................................          6.1              5.1               6.0
       Ceded.........................................................        (72.6)           (33.4)            (35.8)
                                                                          --------        ---------         ---------

            Net premiums.............................................     $1,355.6         $1,240.6          $1,252.6
                                                                          ========         ========          ========

            Percentage of assumed to net.............................           .4%              .4%               .5%
                                                                               ===               ==                ==



                                  EXHIBIT INDEX
                           Annual Report on Form 10-K
                                of Conseco, Inc.

Exhibit
  No.             Document
- -------           --------

 2.3 Agreement and Plan of Merger dated as of May 1, 1994 by and among Conseco Capital Partners II, L.P., CCP II Acquisition Company and The Statesman Group, Inc. was filed with the Commission as Exhibit 2.1 to the Registrant's Report on Form 8-K dated September 29, 1994, and is incorporated herein by this reference.

 2.4 Agreement and Plan of Merger dated as of May 19, 1995, by and between CCP Insurance, Inc. and Conseco, Inc. was filed with the Commission as Exhibit 2.4 to the Registrant's Report on Form 8-K dated August 31, 1995, and is incorporated herein by this reference.

 2.5 Agreement and Plan of Merger dated as of March 11, 1996, by and among Conseco, Inc., LPG Acquisition Company and Life Partners Group, Inc. was filed with the Commission as Exhibit
                  2.5 to the Registrant's Report on Form 8-K dated March 11, 1996, and is incorporated herein by this reference.

 3.1 Amended and Restated Articles of Incorporation of the Registrant were filed with the Commission as Exhibit 3.1 to the Registration Statement on Form S-2, No. 33-8498; Articles of Amendment thereto, as filed September 9, 1988 with the Indiana Secretary of State, were filed with the Commission as
                  Exhibit 3.1.1 to the Registrant's Annual Report on Form 10-K for 1988; and Articles of Amendment thereto, as filed June 13, 1989 with the Indiana Secretary of State, were filed with the Commission as Exhibit 3.1.2 to the Registrant's Report on Form 10-Q for the quarter ended June 30, 1989, Articles of Amendment thereto, as filed June 29, 1993 with the Indiana Secretary of State, were filed with the Commission as Exhibit
                  3.1.3 to the Registrant's Report on Form 10-Q for the quarter ended June 30, 1993, and Articles of Amendment thereto relating to the PRIDES were filed with the Commission as
                  Exhibit 3.(i).3 to the Registrant's Report on Form 8-K dated January 17, 1996, and are incorporated herein by this reference.

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

*4.13 Indenture dated as of December 15, 1994, between CCP Insurance, Inc., and LTCB Trust Company, as Trustee, for the $200,000,000 aggregate principal amount of 10 1/2% Senior Notes due 2004.

Exhibit
  No.             Document
- -------           --------
 4.13.1           First Supplemental Indenture between Conseco, Inc., as Issuer, and LTCB  Trust  Company  as  Trustee,  dated as of August 31,
                  1995, was filed with the Commission as Exhibit 4.13.1 to the Registrant's Report on Form 10-Q for the quarter ended
                  September 30, 1995, and is incorporated herein by this reference.

 4.14 Credit Agreement dated August 31, 1995 by and among Conseco, the financial institutions who are or from time to time become party thereto, The Chase Manhattan Bank, N.A., First Union National Bank of North Carolina, the Managing Banks named therein and Bank of America National Trust and Savings Association, was filed with the Commission as Exhibit 4.14 to the Registrant's Report on Form 10-Q for the quarter ended September 30, 1995, and is incorporated herein by this reference.

*4.15 Borrower Shared Pledge Agreement dated as of August 31, 1995, between Conseco, Inc. and Bank of America National Trust and Savings Association, as Administrative Agent.

*4.16 New CIHC Pledge Agreement dated as of August 31, 1995, between CIHC, Incorporated and Bank of America National Trust and Savings Association, as Administrative Agent.

                  The Registrant agrees to furnish the Commission upon its request a copy of any instrument defining the rights of holders of long-term debt of the Company and its consolidated subsidiaries.

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

*10.1.11 Employment Agreement dated October 1, 1995 between the Registrant and Louis P. Ferrero.

Exhibit
  No.             Document
- -------           --------
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

 10.8.7 Conseco, Inc. Amended and Restated Deferred Compensation Plan was filed with the Commission as Exhibit A to the Registrant's definitive Proxy Statement dated April 26, 1995, and is incorporated herein by this reference.

 10.8.8 Amendment to the Amended and Restated Conseco Stock Bonus and Deferred Compensation Program was filed with the Commission as
                  Exhibit 10.8.8 to the Registrant's Annual Report on Form 10-K for 1994, and is incorporated herein by this reference.

 10.8.9 Conseco 1994 Stock and Incentive Plan was filed as Exhibit A to the Registrant's definitive Proxy Statement dated April 29, 1994 and is incorporated herein by this reference.

*10.8.10 Amendment Number 2 to the Amended and Restated Conseco Stock Bonus and Deferred Compensation Program.

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

Exhibit
  No.             Document
- --------          --------
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

 10.38 Purchase Agreement relating to Preferred Redeemable Increased Dividend Equity Securities, 7% PRIDES, Convertible Preferred Stock was filed with the Commission as Exhibit 1.1 to the Registrant's Report on Form 8-K dated January 17, 1996, and is incorporated herein by this reference.

*11.1             Computation of Earnings Per Share - Primary.

*11.2             Computation of Earnings Per Share - Fully Diluted.

*12.1             Computation of Ratio of Earnings to Fixed Charges and
                  Preferred Dividends.

*21               List of Subsidiaries.

*23               Consent of Independent Accountants

*27               Financial data schedule for Conseco, Inc. dated December 31,
                  1995


                  *Filed herewith

Exhibit
  No.             Document
- -------           --------
                  Compensation Plans and Arrangements

 10.1.2 Employment Agreement dated January 1, 1987, between the Registrant and Stephen C. Hilbert.

 10.1.3 Employment Agreement dated July 1, 1991, between the Registrant and Rollin M. Dick.

 10.1.4 Employment Agreement dated July 1, 1991, between the Registrant and Donald F. Gongaware.

 10.1.5 Employment Agreement dated July 1, 1991, between the Registrant and Lawrence W. Inlow.

 10.1.9 Secured Promissory Note of Stephen C. Hilbert and Pledge Agreement between the Registrant and Stephen C. Hilbert.

 10.1.10 Employment Agreement dated August 17, 1992, between the Registrant and Ngaire E. Cuneo.

 10.1.11 Employment Agreement dated October 1, 1995 between the Registrant and Louis P. Ferrero.

 10.8             The Registrant's Stock Option Plan; Amendment No. 1 thereto;
                  Amendment No. 2 thereto; Amendment No. 3 thereto; Amendment No. 4 thereto; and Amendment No. 5 thereto.

 10.8.3           The Registrant's Cash Bonus Plan.

 10.8.4 Amended and Restated Conseco Stock Bonus and Deferred Compensation Program.

 10.8.6 Conseco Performance - Based Compensation Bonus Plan for Executive Vice Presidents.

 10.8.7           Conseco, Inc. Amended and Restated Deferred Compensation Plan.

 10.8.8 Amendment to the Amended and Restated Conseco Stock Bonus and Deferred Compensation Program.

 10.8.9           Conseco 1994 Stock and Incentive Plan.

*10.8.10 Amendment No. 2 to the Amended and Restated Stock Bonus and Deferred Compensation Program.