Form 10-Q
period 1996-03-31
CONSECO INC ET AL
filed 1996-05-15
CIK 719241

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
      OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended March 31, 1996

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
      OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from      to

                          Commission File Number 1-9250


                                  Conseco, Inc.

       Indiana                                            No. 35-1468632
- ----------------------                           -------------------------------
State of Incorporation                           IRS Employer Identification No.


     11825 N. Pennsylvania Street
        Carmel, Indiana  46032                            (317) 817-6100
        ----------------------                            --------------
Address of principal executive offices                       Telephone


    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [ X ] No [ ]



    Shares of common stock outstanding as of May 1, 1996: 41,806,999

                                                PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                                                   CONSECO, INC. AND SUBSIDIARIES

                                                     CONSOLIDATED BALANCE SHEET
                                                        (Dollars in millions)

                                                               ASSETS



                                                                                                      March 31,    December 31,
                                                                                                        1996           1995
                                                                                                        ----           -----
                                                                                                     (unaudited)     (audited)
Investments:
    Actively managed fixed maturity securities at fair value (amortized cost:
      1996 - $12,568.8;  1995 - $12,355.1)........................................................   $12,623.7     $12,963.3
    Equity securities at fair value (cost: 1996 - $31.1; 1995 - $34.6)............................        32.3          36.6
    Mortgage loans................................................................................       325.3         339.9
    Credit-tenant loans...........................................................................       284.0         259.1
    Policy loans..................................................................................       306.3         307.6
    Other invested assets.........................................................................        97.2          91.2
    Trading account securities....................................................................          .6           -
    Short-term investments........................................................................       105.8         189.9
    Assets held in separate accounts..............................................................       242.8         227.0
                                                                                                     ---------     ---------

            Total investments.....................................................................    14,018.0      14,414.6

Accrued investment income.........................................................................       226.6         207.8
Cost of policies purchased........................................................................     1,174.7       1,030.7
Cost of policies produced.........................................................................       481.6         391.0
Reinsurance receivables...........................................................................        93.0          84.8
Income taxes......................................................................................        39.3           -
Goodwill (net of accumulated amortization: 1996 - $54.3; 1995 - $48.0)............................       913.5         894.1
Property and equipment (net of accumulated depreciation:  1996 - $38.3; 1995 - $36.3).............        86.9          88.7
Securities segregated for the future redemption of redeemable preferred stock of a
    Partnership II entity.........................................................................        39.9          39.2
Other assets......................................................................................       156.5         146.6
                                                                                                     ---------     ---------

            Total assets..........................................................................   $17,230.0     $17,297.5
                                                                                                     =========     =========










                                                      (continued on next page)






               The accompanying notes are an integral part of the
                       consolidated financial statements.



                                                   CONSECO, INC. AND SUBSIDIARIES

                                                CONSOLIDATED BALANCE SHEET, continued
                                                        (Dollars in millions)

                                                LIABILITIES AND SHAREHOLDERS' EQUITY




                                                                                                      March 31,    December 31,
                                                                                                        1996           1995
                                                                                                        ----           ----
                                                                                                     (unaudited)     (audited)
Liabilities:
    Insurance liabilities.........................................................................   $13,502.9     $13,378.4
    Income tax liabilities........................................................................         -            93.3
    Investment borrowings.........................................................................       285.1         298.1
    Other liabilities.............................................................................       381.0         329.6
    Liabilities related to separate accounts......................................................       242.8         227.0
    Notes payable of Conseco......................................................................       660.7         871.4
    Notes payable of Bankers Life Holding Corporation, not direct obligations of Conseco..........       299.9         301.5
    Notes payable of Partnership II entities, not direct obligations of Conseco...................       283.5         283.2
                                                                                                     ---------     ---------

            Total liabilities.....................................................................    15,655.9      15,782.5
                                                                                                     ---------     ---------

Minority interest.................................................................................       299.3         403.3
                                                                                                     ---------     ---------

Shareholders' equity:
    Preferred stock...............................................................................       550.6         283.5
    Common stock and additional paid-in capital, no par value, 500,000,000 shares
      authorized, shares issued and outstanding: 1996 - 41,368,802; 1995 - 40,515,914.............       168.3         157.2
    Unrealized appreciation (depreciation) of securities:
      Fixed maturity securities (net of applicable deferred income taxes:
         1996 - $(9.5); 1995 - $66.8).............................................................       (16.4)        112.6
      Equity securities (net of applicable deferred income taxes: 1996 - $(.3); 1995 - $.1).......         (.5)           .1
    Retained earnings.............................................................................       572.8         558.3
                                                                                                     ---------     ---------

            Total shareholders' equity............................................................     1,274.8       1,111.7
                                                                                                     ---------     ---------

            Total liabilities and shareholders' equity............................................   $17,230.0     $17,297.5
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




                                                   CONSECO, INC. AND SUBSIDIARIES

                                                CONSOLIDATED STATEMENT OF OPERATIONS
                                                        (Dollars in millions)
                                                             (unaudited)

                                                                                                  Three months ended
                                                                                                      March 31,
                                                                                                 -------------------
                                                                                                 1996           1995
                                                                                                 ----           ----
                                                                                                             (restated)
Revenues:
   Insurance policy income....................................................................  $369.8         $367.6
   Investment activity:
      Net investment income...................................................................   273.7          270.8
      Net trading income (losses).............................................................    (3.5)           1.8
      Net realized gains......................................................................     9.4            1.5
   Fee revenue................................................................................    10.1            7.9
   Restructuring income.......................................................................    30.4            -
   Other income...............................................................................     1.9            2.7
                                                                                               -------        -------

         Total revenues......................................................................    691.8          652.3
                                                                                               -------        -------

Benefits and expenses:
   Insurance policy benefits..................................................................    274.7          275.1
   Change in future policy benefits...........................................................      9.2            3.7
   Interest expense on annuities and financial products.......................................    139.1          138.2
   Interest expense on notes payable..........................................................     28.4           26.2
   Interest expense on investment borrowings..................................................      3.7            3.4
   Amortization related to operations.........................................................     44.6           51.4
   Amortization related to realized gains.....................................................      9.1            2.7
   Other operating costs and expenses.........................................................     62.8           65.8
                                                                                                -------        -------

         Total benefits and expenses..........................................................    571.6          566.5
                                                                                                -------        -------

         Income before income taxes, minority interest and extraordinary charge...............    120.2           85.8

Income tax expense............................................................................     44.9           35.0
                                                                                                -------        -------

         Income before minority interest and extraordinary charge.............................     75.3           50.8

Minority interest.............................................................................     11.6           26.4
                                                                                                -------        -------

         Income before extraordinary charge...................................................     63.7           24.4

Extraordinary charge on extinguishment of debt, net of taxes and minority interest............     17.4             -
                                                                                                -------        -------


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




                                                   CONSECO, INC. AND SUBSIDIARIES

                                           CONSOLIDATED STATEMENT OF OPERATIONS, continued
                                            (Dollars in millions, except per share data)
                                                             (unaudited)

                                                                                                   Three months ended
                                                                                                        March 31,
                                                                                                  --------------------
                                                                                                  1996            1995
                                                                                                  ----            ----
                                                                                                               (restated)
         Net income........................................................................        46.3          24.4

Less preferred stock dividends.............................................................         8.1           4.6
                                                                                                  -----         -----

         Net income applicable to common stock.............................................       $38.2         $19.8
                                                                                                  =====         =====

Earnings per common share and common equivalent share:
   Primary:
      Weighted average shares outstanding..................................................  49,684,000    43,660,000
      Net income before extraordinary charge...............................................       $1.19          $.45
      Extraordinary charge.................................................................         .35            -
                                                                                                   ----          ----

         Net income........................................................................        $.84          $.45
                                                                                                   ====          ====

   Fully diluted:
      Weighted average shares outstanding..................................................  59,140,000    43,660,000
      Net income before extraordinary charge...............................................       $1.08          $.45
      Extraordinary charge.................................................................         .30            -
                                                                                                  -----         -----

         Net income........................................................................       $ .78          $.45
                                                                                                  =====          ====




























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




                                                   CONSECO, INC. AND SUBSIDIARIES

                                           CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                                        (Dollars in millions)
                                                             (unaudited)

                                                                                                Three months ended
                                                                                                    March 31,
                                                                                               ------------------
                                                                                               1996          1995
                                                                                               ----          ----

Preferred stock:
   Balance, beginning of period...........................................................   $  283.5      $ 283.5
      Issuance of convertible preferred stock.............................................      267.1           -
                                                                                             --------      -------

   Balance, end of period.................................................................   $  550.6      $ 283.5
                                                                                             ========      =======

Common stock and additional paid-in capital:
   Balance, beginning of period...........................................................   $  157.2      $ 165.8
      Amounts related to stock options and employee benefit plans.........................        7.4          1.1
      Tax benefit related to issuance of shares under employee benefit plans..............       15.3           .1
      Cost of issuance of convertible preferred stock.....................................       (8.5)          -
      Cost of shares acquired charged to common stock and additional paid-in capital......       (3.1)       (15.0)
                                                                                             --------      -------

   Balance, end of period.................................................................   $  168.3      $ 152.0
                                                                                             ========      =======

Unrealized appreciation (depreciation) of securities:
   Fixed maturity securities:
      Balance, beginning of period........................................................   $  112.6      $(137.7)
         Change in unrealized appreciation (depreciation).................................     (129.0)        69.1
                                                                                             --------      -------

      Balance, end of period..............................................................   $  (16.4)     $ (68.6)
                                                                                             ========      =======

   Equity securities:
      Balance, beginning of period........................................................   $     .1      $  (2.0)
         Change in unrealized appreciation (depreciation).................................        (.6)         3.4
                                                                                             --------      -------

      Balance, end of period..............................................................   $    (.5)     $   1.4
                                                                                             ========      =======

Retained earnings:
   Balance, beginning of period...........................................................   $  558.3      $ 437.4
      Net income .........................................................................       46.3         24.4
      Cost of shares acquired charged to retained earnings................................      (22.9)       (77.4)
      Dividends on common stock...........................................................        (.8)        (2.5)
      Dividends on preferred stock........................................................       (8.1)        (4.6)
                                                                                             --------      -------

   Balance, end of period.................................................................   $  572.8      $ 377.3
                                                                                             ========      =======

         Total shareholders' equity.......................................................   $1,274.8      $ 745.6
                                                                                             ========      =======











               The accompanying notes are an integral part of the
                       consolidated financial statements.




                                                   CONSECO, INC. AND SUBSIDIARIES

                                                CONSOLIDATED STATEMENT OF CASH FLOWS
                                                        (Dollars in millions)
                                                             (unaudited)
                                                                                                       Three months ended
                                                                                                           March 31,
                                                                                                       ------------------
                                                                                                       1996          1995
                                                                                                       ----          ----
                                                                                                                 (restated)
Cash flows from operating activities:
  Net income ..................................................................................    $   46.3     $    24.4
  Adjustments to reconcile net income to net cash provided by operating activities:
     Amortization and depreciation ............................................................        56.0          56.1
     Income taxes .............................................................................         1.0          20.6
     Insurance liabilities ....................................................................        21.3           1.1
     Interest credited to insurance liabilities ...............................................       139.1         138.2
     Fees charged to insurance liabilities ....................................................       (25.8)        (25.8)
     Accrual and amortization of investment income ............................................       (23.8)        (76.6)
     Deferral of cost of policies produced ....................................................       (68.0)        (79.3)
     Restructuring income .....................................................................       (30.4)           -
     Minority interest ........................................................................         8.7          21.0
     Extraordinary charge on extinguishment of debt (before income tax) .......................        26.7            -
     Realized (gains) and trading (income) losses .............................................        (5.9)         (3.3)
     Other ....................................................................................        20.0          14.5
                                                                                                   --------     ---------

           Net cash provided by operating activities ..........................................       165.2          90.9
                                                                                                   --------     ---------

Cash flows from investing activities:
  Sales of investments ........................................................................     1,532.8         701.9
  Maturities and redemptions ..................................................................       165.0          79.1
  Purchases of investments ....................................................................    (1,848.5)     (2,011.5)
  Purchase of property and casualty insurance brokerage businesses ............................       (12.0)           -
  Purchase of additional shares of Bankers Life Holding Corporation ...........................          -          (31.5)
  Repurchase of equity securities by CCP Insurance, Inc. ......................................          -          (44.5)
  Repurchase of equity securities by Bankers Life Holding Corporation .........................       (27.7)           -
  Cash held by CCP Insurance, Inc. before consolidation .......................................          -          123.0
  Other .......................................................................................       (19.1)           .2
                                                                                                   --------     ---------

           Net cash used by investing activities ..............................................      (209.5)     (1,183.3)
                                                                                                   --------     ---------

Cash flows from financing activities:
  Issuance of shares related to stock options and employee benefit plans ......................          .9            .3
  Issuance of convertible preferred stock .....................................................       258.6            -
  Issuance of notes payable of Conseco, net ...................................................        85.0          59.6
  Issuance of debt of subsidiaries, net - not direct obligations of Conseco ...................       306.1            -
  Payments on notes payable of Conseco ........................................................      (315.0)        (30.0)
  Payments on notes payable of subsidiaries - not direct obligations of Conseco ...............      (323.2)        (15.0)
  Payments to repurchase equity securities of Conseco .........................................       (21.5)        (92.4)
  Investment borrowings .......................................................................       (13.0)      1,002.9
  Deposits to insurance liabilities ...........................................................       381.2         523.1
  Withdrawals from insurance liabilities ......................................................      (393.0)       (402.3)
  Dividends paid ..............................................................................        (5.9)         (7.1)
                                                                                                  ---------     ---------

           Net cash provided (used) by financing activities ...................................       (39.8)      1,039.1
                                                                                                  ---------     ---------

           Net decrease in short-term investments .............................................       (84.1)        (53.3)

Short-term investments, beginning of period ...................................................       189.9         295.4
                                                                                                  ---------     ---------

Short-term investments, end of period .........................................................   $   105.8        $242.1
                                                                                                  =========     =========



               The accompanying notes are an integral part of the
                       consolidated financial statements.

                         CONSECO, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The following notes should be read in conjunction with the notes to consolidated financial statements included in the 1995 Form 10-K of Conseco, Inc. ("We", "Conseco" or the "Company").

     BASIS OF PRESENTATION

     Our unaudited consolidated financial statements as of and for the periods ended March 31, 1996 and 1995, reflect all adjustments, consisting only of normal recurring items, which are necessary to present fairly Conseco's financial position and results of operations on a basis consistent with that of our prior audited consolidated financial statements. We have reclassified certain amounts from the prior period to conform to the 1996 presentation. We have restated all share and per share amounts for the April 1, 1996 two-for-one stock split.

     In preparing financial statements in conformity with generally accepted accounting principles, we are required to make estimates and assumptions that significantly affect various reported amounts. For example, we use significant estimates and assumptions in calculating the cost of policies produced, the cost of policies purchased, goodwill, insurance liabilities, liabilities related to litigation, guaranty fund assessment accruals and deferred income taxes. If our future experience differs materially from these estimates and assumptions, our financial statements could be affected.

     Consolidation issues. We acquired all of the common stock of CCP Insurance, Inc. ("CCP") that we did not previously own in August 1995 (the "CCP Merger"). As a result, CCP is now a wholly owned subsidiary of Conseco. The Company's consolidated financial statements reflect the operations of CCP on a consolidated basis effective January 1, 1995. The consolidated statement of operations for periods in 1995 prior to the acquisition has been restated to reflect the operations of CCP on a consolidated basis. Such restatement has no effect on the net income or shareholders' equity we report.

     Conseco Capital Partners II, L.P. ("Partnership II") acquired American Life Holdings, Inc. ("AGP") on September 29, 1994 (the "Acquisition"). In 1996, AGP changed its name from American Life Group, Inc. (formerly The Statesman Group, Inc. prior to its name change in 1995). As a result of the Acquisition, Partnership II owns 80 percent of the outstanding shares of AGP's common stock. Because Conseco Partnership Management, Inc., a wholly owned subsidiary of Conseco, is the sole general partner of Partnership II, Conseco controls Partnership II and AGP, even though its ownership interest is less than 50 percent. Because of this control, Conseco's consolidated financial statements are required to include the accounts of Partnership II and AGP. Immediately after the Acquisition, Conseco, through its direct investment and through its equity interests in the investments made by Bankers Life Holding Corporation ("BLH"), CCP and Western National Corporation ("WNC"), had a 27 percent ownership interest in AGP. At March 31, 1996, Conseco's ownership interest in AGP had increased to 36 percent due to: (i) the net result of changes in our ownership percentage in BLH and CCP (which have ownership interests in Partnership II and its subsidiaries); and (ii) the sale by AGP in November 1995 of 2,142,857 shares of its common stock for $30.0 million (including $13.2 million paid by Conseco and its subsidiaries) in a private placement transaction, partially offset by the following transactions which occurred in December 1994: (i) the sale of Conseco's 40 percent equity interest in WNC; and
(ii) the sale of a portion of CCP's investment in AGP to an unaffiliated company. We accounted for the Acquisition using the purchase method of accounting. Under purchase accounting, we allocated the total purchase cost of AGP to the assets and liabilities acquired based on their fair values, with the excess of the total purchase cost over the fair value of the net assets acquired recorded as goodwill.

     In March 1996, Conseco announced that it would be dissolving Partnership II; changes in the regulatory and rating agency environment have made it impractical to structure leveraged acquisitions of life insurance companies in a manner that produces the expected returns to the limited partners. Accordingly, the partners (including Conseco and its subsidiaries) have no further commitment to make additional contributions of capital to Partnership II. In accordance with the partnership agreement, all of Partnership II's assets (primarily its investment in AGP) will be distributed to its partners subject to the conditions contained in the partnership agreement. In any event, Partnership II's assets must be distributed within two years of the effective date of dissolution.

     ADJUSTMENT TO ACTIVELY MANAGED FIXED MATURITY SECURITIES

     We classify fixed maturity securities into three categories: "actively managed" (which are carried at estimated fair value), "trading account" (which are carried at estimated fair value) and "held to maturity" (which are carried at amortized cost). We did not classify any fixed maturity securities in the held to maturity category at March 31, 1996.

                         CONSECO, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     Adjustments to carry actively managed fixed maturity securities at fair value have no effect on our earnings. We record them, net of tax and other adjustments, as an adjustment to shareholders' equity. The following table summarizes the effect of these adjustments on Conseco's actively managed fixed maturity securities at March 31, 1996.

                                                                                       Effect of fair value
                                                                                           adjustment to
                                                                             Balance     actively managed
                                                                             before       fixed maturity       Reported
                                                                           adjustment       securities          amount
                                                                           ----------       ----------          ------
                                                                                       (Dollars in millions)

Actively managed fixed maturity securities...............................  $12,568.8        $ 54.9            $12,623.7
Cost of policies purchased...............................................    1,189.7         (15.0)             1,174.7
Cost of policies produced................................................      489.3          (7.7)               481.6
Income tax asset.........................................................       51.6         (12.3)                39.3
Minority interest........................................................      263.0          36.3                299.3
Unrealized depreciation of fixed maturity securities.....................        -           (16.4)               (16.4)

    BANKERS LIFE HOLDING CORPORATION

    During the first three months of 1996, BLH repurchased 1.3 million shares of its common stock at a cost of $27.7 million. As a result of such repurchases, our ownership interest in BLH increased to 90.5 percent as of March 31, 1996.

    We were required to use step-basis accounting for the acquisition of additional shares of BLH common stock in 1996 and for previous acquisitions. As a result, the assets and liabilities of BLH included in our accompanying consolidated balance sheet represent the following combination of values: (i) the portion of BLH's net assets acquired by Conseco in the November 1992 acquisition is valued as of that acquisition date; (ii) the portion of BLH's net assets acquired in September 1993 is valued as of that date; (iii) the portion of BLH's net assets acquired during 1995 and 1996 are valued as of the dates of their purchase; and (iv) the portion of BLH's net assets owned by minority interests is valued based on a combination of (i) and the historical bases of the net assets acquired in the November 1992 acquisition.

                         CONSECO, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



    The share repurchases by BLH in 1996 had the following effects on Conseco's consolidated balance sheet accounts (dollars in millions):

Cost of policies purchased..............................................................     $ 9.0
Cost of policies produced  .............................................................      (5.0)
Goodwill................................................................................       7.2
Insurance liabilities...................................................................      (1.4)
Income taxes............................................................................      (1.1)
Other...................................................................................        .3
Minority interest ......................................................................      18.7
                                                                                             -----

    Short-term investments used.........................................................     $27.7
                                                                                             =====

     CHANGES IN NOTES PAYABLE

     Notes payable of Conseco

     In January 1996, we repaid $245.0 million principal amount of borrowings under our $600 million Credit Agreement using the proceeds of the sale of convertible preferred stock (see "Changes in Preferred Stock"). As a result of the prepayment and amendments to the Credit Agreement (including substantive modification of the maturity date and interest rate terms), Conseco recognized an extraordinary loss of $9.3 million (net of applicable taxes) representing the unamortized debt issuance costs related to the prior agreement. The amended and restated Credit Agreement permits borrowings up to $500.0 million on a revolving basis which are due in April 2001. Borrowings bear interest at the bank's base rate, an Offshore Rate or a rate determined based on a solicitation of bids from the lenders. Offshore Rates are equal to the reserve adjusted IBOR rate plus a margin of .50 percent to 1.125 percent, based on Conseco's debt to total capitalization ratio and the credit rating of Conseco's senior notes (the current margin is .75 percent). A fee of .20 percent to .35 percent per annum (depending on the credit rating of Conseco's senior notes) is payable on the unused portion of the Credit Agreement commitment (the current fee is .25 percent per annum).

     The Credit Agreement provides for mandatory prepayments under certain conditions including the sale or disposition of significant assets other than in the ordinary course of business and the issuance of debt or equity of Conseco or its subsidiaries. The Credit Agreement has as collateral, among other things, pledges of the capital stock of Conseco's subsidiaries.

     In the first quarter of 1996, Conseco completed the acquisition of certain property and casualty insurance brokerage businesses for approximately $17.0 million. The acquisitions were funded with $12.0 million in cash and promissory notes due in five annual installments commencing in 1997.

     Notes payable of BLH (not direct obligations of Conseco)

     In March 1996, BLH completed a tender offer pursuant to which it repurchased $148.3 million principal balance of its 13 percent senior subordinated notes for $173.2 million. The repurchased notes had a carrying value of $157.8 million. In the first quarter of 1996, Conseco reported its share of the extraordinary charge (net of applicable income tax) of $8.1 million related to the repurchase. The repurchase was made using the proceeds from a revolving credit facility entered into in February 1996. In conjunction with the tender offer, holders of the senior subordinated notes consented to amendments to the indenture for such notes which eliminated substantially all restrictive covenants of the notes, including covenants which limited BLH's ability to pay dividends, incur additional indebtedness, repurchase its common stock and make certain investments.

     Principal amounts which can be borrowed under the new revolving credit facility total $400 million (including a competitive bid facility in the aggregate principal amount of up to $100 million) and are due in 2001. Borrowings accrue interest at a rate of LIBOR plus an applicable margin of 50 or 75 basis points, depending on BLH's ratio of debt to consolidated net worth (the weighted average rate at March 31, 1996, was 6.1 percent). At March 31, 1996, the total principal balance borrowed under the revolving credit agreement was $270 million. In addition to the repurchase of the 13 percent senior subordinated notes, proceeds were used to repay

                         CONSECO, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


BLH's $110 million principal balance due under the bridge loan facility. The revolving credit agreement contains a number of covenants, including among other things, prohibitions or limitations on indebtedness, liens, mergers, acquisitions, sales of assets outside of the normal course of business and certain transactions with affiliates.

     CHANGES IN PREFERRED STOCK

     On January 23, 1996, Conseco completed the offering of 4.37 million shares of Preferred Redeemable Increased Dividend Equity Securities, 7% Convertible Preferred Stock ("PRIDES"). Proceeds from the offering of $258.6 million (after underwriting and other associated costs) were used to repay notes payable of Conseco (see "Changes in Notes Payable"). Each share of PRIDES will pay dividends at the annual rate of 7 percent of the $61.125 liquidation preference per share (equivalent to an annual amount of $4.279 per share), payable quarterly. On February 1, 2000, unless either previously redeemed by Conseco or converted at the option of the holder, each share of PRIDES will mandatorily convert into two shares of Conseco common stock, subject to adjustment in certain events. Shares of PRIDES are not redeemable prior to February 1, 1999. During the period February 1, 1999 through February 1, 2000, the Company may redeem any or all of the outstanding shares of PRIDES. Upon such redemption, each holder will receive, in exchange for each share of PRIDES, the number of shares of Conseco common stock equal to (A) the sum of (i) $62.195, declining to $61.125 after February 1, 1999, and (ii) accrued and unpaid dividends divided by
(B) the market price of Conseco common stock at such date, but in no event less than 1.71 shares of Conseco common stock.

     CHANGES IN COMMON STOCK

     In March 1996, Conseco implemented an option exercise program under which its chief executive officer and four of its executive vice presidents exercised outstanding options to purchase approximately 1.6 million shares of the Company's common stock. The options would otherwise have remained exercisable until the years 2000 through 2002. As a result of the exercise, the Company realized a tax deduction equal to the aggregate tax gain recognized by the executives as a result of the exercise. The tax benefit of $15.1 million (net of payroll taxes incurred of $.7 million) is reflected as an increase to additional paid-in capital. The Company withheld shares to cover federal and state taxes owed by the executives as a result of the exercise transaction. Net of withheld shares, the Company issued approximately .8 million shares of common stock to the executives. The Company also granted to the executive officers new options to purchase a total of .8 million shares at $32.44 per share (the market price of a share on the grant date) to replace the shares surrendered for taxes and the exercise price.

     The $26.0 million cost of the .8 million shares repurchased by Conseco in the transaction described above was allocated to shareholders' equity accounts as follows: (i) $3.1 million to common stock and additional paid-in capital
(such allocation was based on the average common stock and paid-in capital balance per share) and (ii) $22.9 million to retained earnings.

     During the first three months of 1996, 900 shares of Series D Preferred Stock were converted, at the election of the holders of such shares, into 1,410 shares of common stock.

     During the first three months of 1996, we issued 86,344 shares of common stock upon the exercise of stock options, in addition to the option exercise program described above. Proceeds from the exercise of options of $.9 million and the related tax benefit of $.2 million were added to common stock and additional paid-in capital.

     During the first three months of 1996, we issued 11,644 shares of common stock to employee benefit plans. We also added $1.3 million to common stock and additional paid-in capital related to employee benefit plans.

     CHANGES IN MINORITY INTEREST

     Minority interest represents the interests of investors other than Conseco in BLH and Partnership II and its subsidiaries. Minority interest at March 31, 1996, included: (i) $48.9 million interest in the common stock of BLH; (ii) $99.0 million interest in the redeemable preferred stock of a subsidiary of AGP;
(iii) $12.0 million interest in preferred stock of AGP; (iv) $139.4 million interest in Partnership II and the common stock of its subsidiaries.

                         CONSECO, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     Changes in minority interest during the first three months of 1996 and 1995 are summarized below:

                                                                                                   1996          1995
                                                                                                   ----          ----
                                                                                                  (Dollars in millions)

Minority interest, beginning of period.........................................................    $403.3        $321.7
    Consolidation of CCP, effective January 1, 1995............................................        -          191.2
    Changes in investments made by minority shareholders:
       Purchase of BLH common stock by Conseco.................................................        -          (31.5)
       Repurchase by BLH of its common stock...................................................     (18.7)           -
       Repurchase by CCP of its common stock...................................................        -          (44.6)
    Minority  interests'  equity in the  change  in  financial  position  of the
      Company's subsidiaries:
        Net income   ...........................................................................     11.6          26.4
        Unrealized appreciation (depreciation) of securities ...................................     94.0)         94.5
        Dividends...............................................................................     (2.9)         (5.5)
        Other  .................................................................................       -            2.5
                                                                                                   ------        ------

Minority interest, end of period ..............................................................    $299.3        $554.7
                                                                                                   ======        ======

     PRO FORMA DATA

     The pro forma data are presented as if the following transactions had all occurred on January 1, 1995: (i) the CCP Merger; (ii) the acquisition of additional shares of BLH common stock in 1995 and 1996; (iii) the issuance of the PRIDES; (iv) the repurchase by BLH of its subordinated notes and related financing; and (v) the AGP financing transaction completed in the fourth quarter of 1995.

                                                                                                 Three months ended
                                                                                                     March 31,
                                                                                               ----------------------
                                                                                               1996              1995
                                                                                               ----              ----
                                                                                                 (Dollars in millions,
                                                                                                 except per share data)

Revenues..................................................................................    $691.8            $650.5
Income before extraordinary charge........................................................      65.4              37.6
Income before extraordinary charge per common share:
    Primary...............................................................................      1.18               .64
    Fully diluted.........................................................................      1.07               .64

    PENDING MERGER

    In March 1996, Conseco and Life Partners Group, Inc. ("LPG") signed a definitive merger agreement, whereby LPG would become a wholly owned subsidiary of Conseco. In the merger, each of the issued and outstanding shares of LPG common stock would be converted into the right to receive a fraction of a share of Conseco common stock determined by dividing $21.00 by the average closing price of Conseco common stock during the 20 trading days ending two days prior to the merger (such fraction to be not more than 0.7000 nor less than 0.5833). The total value of the transaction would be approximately $850 million, including $600 million of common stock to be issued by Conseco and $250 million of existing LPG long-term debt to be assumed by Conseco. Consummation of the merger, which is subject to customary terms and conditions, including approval by the shareholders of both LPG and Conseco and regulatory approvals, is expected by mid 1996. A termination fee of $20 million is payable under certain circumstances by either party if its shareholders do not approve the transaction.

                         CONSECO, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



   DIRECTOR, EXECUTIVE AND SENIOR OFFICER STOCK PURCHASE PLAN

   In April 1996, Conseco approved a Director, Executive and Senior Officer Stock Purchase Plan to encourage long-term ownership of Conseco stock by Board members, executive officers and certain senior officers. Under the program, up to 2.0 million shares of Conseco common stock may be purchased in open market or negotiated transactions with independent parties. Participants may elect to purchase up to 50 percent of their participation in the form of Conseco PRIDES. Purchases will be financed by personal loans to the participants from a bank. Such loans will be secured by the Conseco stock purchased. Conseco will guarantee the loans, but will have recourse to the participants if it incurs a loss under the guarantee.

                          CONSECO INC. AND SUBSIDIARIES


    ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

    The following discussion highlights material factors affecting the results of operations and the significant changes in the balance sheet items. Changes in 1996 and 1995 balances in the consolidated financial statements are largely affected by the transactions described in the notes to the consolidated financial statements included herein and the notes to the consolidated financial statements included in our 1995 Form 10-K. This discussion should be read in conjunction with both sets of consolidated financial statements and notes.

    RESULTS OF OPERATIONS

    Conseco generates earnings primarily by operating life insurance companies and providing services to affiliates and non-affiliates for fees. In the past, Conseco was also active in acquiring and restructuring life insurance companies in partnership with other investors.

                         CONSECO, INC. AND SUBSIDIARIES

     The following table shows the sources of Conseco's net income (after taxes and minority interest) for the three months ended March 31, 1996 and 1995:

                                                                                                   Three months ended
                                                                                                        March 31,
                                                                                                   ------------------
                                                                                                   1996          1995
                                                                                                   ----          ----
                                                                                                  (Dollars in millions)
Life insurance operations:
    Senior market operations:
      Operating earnings ....................................................................     $25.4         $13.5
      Net trading losses.....................................................................       (.6)           -
      Net realized gains (losses)............................................................        .2           (.3)
      Extraordinary charge...................................................................      (8.1)           -
                                                                                                  -----         -----
         Net income..........................................................................      16.9          13.2
                                                                                                  -----         -----

    Annuity operations:
      Operating earnings ....................................................................      10.5           5.9
      Net trading losses.....................................................................       (.9)           -
      Net realized gains.....................................................................        .3            .1
                                                                                                 ------         -----
         Net income..........................................................................       9.9           6.0
                                                                                                 ------         -----

    Other life insurance operations:
      Operating earnings ....................................................................       2.9           5.0
      Net trading losses.....................................................................       (.1)           -
      Net realized losses....................................................................       (.1)         (1.4)
                                                                                                 ------         -----
         Net income..........................................................................       2.7           3.6
                                                                                                 ------         -----

    Partnership II operations:
      Operating earnings.....................................................................       3.9           2.3
      Net trading income.....................................................................        -             .1
      Net realized gains.....................................................................        .1            .1
                                                                                                 ------         -----
         Net income..........................................................................       4.0           2.5
                                                                                                 ------         -----

Total from life insurance operations:
    Operating earnings ......................................................................      42.7          26.7
    Net trading income (losses)..............................................................      (1.6)           .1
    Net realized gains (losses)..............................................................        .5          (1.5)
    Extraordinary charge.....................................................................      (8.1)           -
                                                                                                 ------         -----
      Net income.............................................................................      33.5          25.3
                                                                                                 ------         -----

Fee-based operations.........................................................................      11.5           6.5
                                                                                                 ------         -----

Restructuring activities.....................................................................      17.7            -
                                                                                                 ------         -----

Interest and other:
    Interest expense on notes payable........................................................     (10.5)         (4.2)
    Net operating revenue (expense) .........................................................       4.7          (3.8)
    Net trading income (losses)..............................................................       (.6)           .6
    Net realized losses......................................................................       (.7)           -
    Extraordinary charge.....................................................................      (9.3)           -
                                                                                                 ------         -----
      Net loss...............................................................................     (16.4)         (7.4)
                                                                                                 ------         -----

Consolidated earnings:
    Operating earnings ......................................................................      48.4          25.2
    Net trading income (losses)..............................................................      (2.2)           .7
    Net realized losses......................................................................       (.2)         (1.5)
    Restructuring income ....................................................................      17.7            -
    Extraordinary charge.....................................................................     (17.4)           -
                                                                                                 ------         -----
      Net income.............................................................................    $ 46.3         $24.4
                                                                                                 ======         =====

                         CONSECO, INC. AND SUBSIDIARIES

     The following table shows the source of Conseco's fully diluted earnings per share for the three months ended March 31, 1996 and 1995.

                                                                                                   Three months ended
                                                                                                       March 31,
                                                                                                   ------------------
                                                                                                   1996          1995
                                                                                                   ----          ----
Life insurance operations:
    Senior market operations:
      Operating earnings ....................................................................     $ .44         $ .26
      Net trading losses.....................................................................      (.01)          -
      Net realized gains (losses)............................................................       -             -
      Extraordinary charge...................................................................      (.14)          -
                                                                                                  -----        ------
        Net income...........................................................................       .29           .26
                                                                                                  -----        ------

    Annuity operations:
      Operating earnings ....................................................................       .18           .12
      Net trading losses.....................................................................      (.02)          -
      Net realized gains.....................................................................       .01           -
                                                                                                  -----        ------
        Net income...........................................................................       .17           .12
                                                                                                  -----        ------

    Other life insurance operations:
      Operating earnings ....................................................................       .05           .09
      Net trading losses.....................................................................       -             -
      Net realized losses....................................................................       -            (.03)
                                                                                                  -----        ------
        Net income...........................................................................       .05           .06
                                                                                                  -----        ------

    Partnership II operations:
      Operating earnings.....................................................................       .07           .05
      Net trading income.....................................................................       -             -
      Net realized gains.....................................................................       -             -
                                                                                                  -----        ------
        Net income...........................................................................       .07           .05
                                                                                                  -----        ------

Total from life insurance operations:
    Operating earnings ......................................................................       .74           .52
    Net trading income (losses)..............................................................      (.03)          -
    Net realized gains (losses)..............................................................       .01          (.03)
    Extraordinary charge.....................................................................      (.14)          -
                                                                                                  -----        ------
      Net income.............................................................................       .58           .49
                                                                                                  -----        ------

Fee-based operations.........................................................................       .19           .13
                                                                                                  -----        ------

Restructuring activities.....................................................................       .30           -
                                                                                                  -----        ------

Interest and other:
    Interest expense on notes payable........................................................      (.18)         (.10)
    Net operating revenue (expense) .........................................................       .07          (.08)
    Net trading gains (losses)...............................................................      (.01)          .01
    Net realized losses......................................................................      (.01)          -
    Extraordinary charge.....................................................................      (.16)          -
                                                                                                  -----        ------
      Net loss ..............................................................................      (.29)         (.17)
                                                                                                  -----        ------

Consolidated earnings:
    Operating earnings ......................................................................       .82           .47
    Net trading income (losses)..............................................................      (.04)          .01
    Net realized losses......................................................................       -            (.03)
    Restructuring income.....................................................................       .30           -
    Extraordinary charge.....................................................................      (.30)          -
                                                                                                  -----        ------
     Net income.............................................................................     $ .78         $ .45
                                                                                                  =====        ======

                                                            16

                         CONSECO, INC. AND SUBSIDIARIES



 Additional Discussion of Consolidated Statement of Operations for the First Quarter of 1996 Compared to the First Quarter of 1995:

     The following tables and narratives summarize amounts reported in the consolidated statement of operations. Many of the changes from period to period resulted from changes in Conseco's ownership in BLH and CCP.

Life Insurance Operations:

Senior Market Operations:

                                                                                                       Three months
                                                                                                          ended
                                                                                                        March 31,
                                                                                                   ------------------
                                                                                                   1996          1995
                                                                                                   -----         ----
                                                                                                 (Dollars in millions)
Revenues:
    Insurance policy income..................................................................      $319.6       $313.9
    Investment activity:
      Net investment income .................................................................        62.0         60.8
      Net trading income (losses)............................................................        (1.0)          .2
      Net realized gains (losses)............................................................         3.1         (1.7)
Total revenues...............................................................................       384.3        374.1
Benefits and expenses:
    Insurance policy benefits and change in future policy benefits ..........................       245.8        240.5
    Interest expense on annuities and financial products.....................................        19.9         19.7
    Interest expense on notes payable........................................................         7.1          8.0
    Interest expense on investment borrowings   .............................................          .8           .7
    Amortization related to operations.......................................................        24.0         30.2
    Amortization related to realized gains (losses)..........................................         2.9         (1.0)
    Other operating costs and expenses ......................................................        38.6         35.9
Income before taxes, minority interest and extraordinary charge..............................        45.2         40.1
Income tax expense...........................................................................        17.5         16.2
Income before minority interest and extraordinary charge.....................................        27.7         23.9
Minority interest............................................................................         2.7         10.7
Income before extraordinary charge...........................................................        25.0         13.2
Extraordinary charge.........................................................................        (8.1)         -
Net income...................................................................................        16.9         13.2

Summarized by  component,  all net of  applicable  expenses,  taxes and minority interest:
    Operating earnings ......................................................................        25.4         13.5
    Net trading losses.......................................................................         (.6)          -
    Net realized gains (losses)..............................................................          .2          (.3)
    Extraordinary charge on extinguishment of debt...........................................        (8.1)          -
    Net income...............................................................................        16.9         13.2


     General. Conseco's earnings for the 1995 period reflected a 60 percent ownership interest in BLH. During the first and second quarters of 1995, Conseco acquired 12.8 million common shares of BLH at a cost of $262.4 million. During the last nine months of 1995 and the first quarter of 1996, BLH acquired 3.5 million shares of its common stock at a cost of $69.8 million. These transactions increased Conseco's average ownership interest in BLH to 90.2 percent for the first quarter of 1996. All activities of BLH are included in Conseco's financial statements on a consolidated basis. Conseco's minority interest adjustment, however, removes the portion of BLH's net income applicable to other owners.

                         CONSECO, INC. AND SUBSIDIARIES



     At March 31 1996, the BLH shares owned by Conseco had a net carrying value of $926.0 million, a fair value of $999.3 million and a cost of $575.5 million.

     Insurance policy income increased as a result of increases in Medicare supplement and long-term care premiums, which were largely offset by the anticipated decrease in comprehensive major medical product premiums due to prior steps taken to improve the profitability of this product.

     Net investment  income  increased 2.0 percent to $62.0 million in 1996 on a
1.3 percent increase in average invested assets (amortized cost basis). The percentage increase in net investment income was greater than the percentage increase in average invested assets because the yield earned on average invested assets increased to 7.4 percent from 7.3 percent. Invested assets grew primarily as a result of operations.

     Net realized gains (losses) and net trading income (losses) often fluctuate from period to period. BLH sold $531.4 million of investments in the first quarter of 1996 compared to $81.9 million in 1995 which sales resulted in net realized gains of $3.1 million and trading losses of $1.0 million in 1996, compared to net realized gains of $.5 million and trading income of $.2 million in 1995. Net realized gains in 1995 also included a $2.2 million writedown of certain exchange-rate linked securities as a result of foreign currency fluctuations.

     Selling securities at a gain and reinvesting the proceeds at a lower yield may, absent other management action, tend to decrease future yields. However, the following factors would mitigate the adverse effect of such decreases on net income: (i) BLH recognizes additional amortization of the cost of policies purchased and the cost of policies produced in the same period as the gain in order to reflect reduced future yields thereby reducing such amortization in future periods (see amortization related to realized gains (losses) below); (ii) BLH can reduce interest rates credited to some products thereby diminishing the effect of the yield decrease on the investment spread; and (iii) the investment portfolio grows as a result of reinvesting the realized gains.

     Insurance  policy benefits and change in future policy  benefits  increased
2.2 percent to $245.8 in the first quarter of 1996. Such increase reflects: (i) the higher incidence of claims in the long-term care and comprehensive health lines; and (ii) the increased amount of business in force on which benefits are incurred.

     Interest expense on annuities and financial products increased 1.0 percent to $19.9 million in 1996. Such increase reflects the increase in annuity liabilities resulting from increased annuity deposits. At March 31, 1996 and 1995, the weighted average crediting rate for BLH's annuity liabilities, excluding interest bonuses guaranteed for the first year of the annuity contract, was 5.4 percent.

     Interest expense on notes payable decreased 11 percent to $7.1 million in 1996. Such decrease reflects the reduction in interest expense resulting from the repurchase of $148.3 million principal balance of BLH's 13 percent senior subordinated notes in March 1996 using the proceeds from BLH's revolving credit facility. The weighted average interest rate on borrowings under the revolving credit facility was 6.1 percent at March 31, 1996.

     Interest expense on investment borrowings reflects changes in investment borrowing activities. BLH's average investment borrowings were $61 million and $48 million during the first quarter of 1996 and 1995, respectively.

     Amortization related to operations decreased 21 percent to $24.0 million in 1996. Amortization related to operations in 1996 reflects the use of the step-basis method of purchase accounting to account for the additional purchases of BLH common stock. Such method results in different amortization assumptions and bases for the cost of policies purchased and goodwill acquired in each acquisition.

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

                         CONSECO, INC. AND SUBSIDIARIES



     Cost of policies purchased represents the portion of Conseco's cost to acquire BLH that is attributable to the right to receive cash flows from insurance contracts in force at the acquisition dates. Some costs incurred subsequent to our purchases on policies issued prior to such dates, which otherwise would have been deferred had it not been for our purchases (because they vary with and are primarily related to the production of the acquired interests in policies), are expensed. Such costs are primarily comprised of certain commissions paid in excess of ultimate commissions which totaled approximately $3.0 million and have been expensed as operating expense. However, such amounts were considered in determining the cost of policies purchased and its amortization.

     Amortization related to realized gains (losses) fluctuates as a result of the change in realized gains (losses) discussed above.

     Other operating costs and expenses increased 7.5 percent to $38.6 million in the first quarter of 1996 due to: (i) the expensing of approximately $3.0 million of commissions on policies issued prior to the most recent acquisitions of Conseco's ownership interests; and (ii) additional expense allocations as a result of new service agreements with a subsidiary of Conseco (see "Fee-Based Operations"); partially offset by expense savings realized under the Company's expense reduction program. Prior to the acquisition of Conseco's most recent interest, such commissions described in (i) above were capitalized as costs of policies produced (see amortization related to operations).

     Income tax expense increased 8.0 percent to $17.5 million in the 1996 period primarily due to the increase in pretax income. The effective tax rate of 39 percent and 40 percent for the 1996 and 1995 periods, respectively, exceeded the statutory corporate income tax rate (35 percent) primarily because goodwill amortization is not deductible for federal income tax purposes.

     Minority interest decreased primarily due to the increase in Conseco's ownership interest in BLH.

     Extraordinary charge in 1996 represents the loss recognized on the early extinguishment of $148.3 million principal balance of BLH's 13 percent senior subordinated notes.

                         CONSECO, INC. AND SUBSIDIARIES



Annuity Operations:
                                                                                                   Three months ended
                                                                                                       March 31,
                                                                                                 ---------------------
                                                                                                 1996             1995
                                                                                                 ----             ----
                                                                                                 (Dollars in millions)
Revenues:
    Insurance policy income.............................................................       $24.5             $26.5
    Investment activity:
      Net investment income.............................................................        93.1              90.8
      Net trading gains (losses)........................................................        (1.4)               .2
      Net realized gains................................................................         3.9                .4
Total revenues..........................................................................       120.1             117.9
Benefits and expenses:
    Insurance policy benefits and change in future policy benefits......................        14.9              16.4
    Interest expense on annuities and financial products................................        53.0              50.8
    Interest expense on notes payable...................................................         3.9               5.2
    Interest expense on investment borrowings...........................................         1.9               1.2
    Amortization related to operations .................................................         7.9               9.4
    Amortization related to realized gains..............................................         3.4                .1
    Other operating costs and expenses..................................................        19.1              12.9
Income before taxes and minority interest...............................................        16.0              21.9
Income tax expense .....................................................................         6.1               9.3
Income before minority interest.........................................................         9.9              12.6
Minority interest.......................................................................         -                 6.6
Net income   ...........................................................................         9.9               6.0

Summarized by component,  all net of applicable  expenses,  taxes,  and minority interest:
    Operating earnings..................................................................        10.5               5.9
    Net trading losses..................................................................         (.9)               -
    Net realized gains..................................................................          .3                .1
    Net income .........................................................................         9.9               6.0

     General. The annuity operations include earnings from the former CCP subsidiaries, Beneficial Standard Life Insurance Company and Great American Reserve Insurance Company. After the CCP Merger in August 1995, the CCP subsidiaries became wholly owned subsidiaries of Conseco. Conseco's consolidated statement of operations reflects a 49 percent ownership interest for the 1995 quarter and 100 percent ownership for the 1996 quarter. The minority interest adjustment removes from Conseco's net income the portion applicable to other owners during the first three months of 1995.

     Insurance policy income consists of premiums received on traditional life insurance products and policy fund and surrender charges assessed against investment type products. This account decreased 7.5 percent to $24.5 million in the first quarter of 1996 as a result of a reduction in premiums on policies with mortality or morbidity risks.

     Net investment income increased 2.5 percent to $93.1 million in the first quarter of 1996 on a .8 percent increase in average invested assets (amortized cost basis). The percentage increase in net investment income was greater than the percentage increase in average invested assets because: (i) the yield earned on average invested assets increased to 7.8 percent in 1996 from 7.6 percent in 1995; and (ii) net investment income on separate account assets increased to $1.6 million in 1996 from $.3 million in 1995. Net investment income from separate account assets is offset by a corresponding charge to interest expense on annuities and financial products.

     Net realized gains (losses) often fluctuate from period to period. The annuity operations sold $.6 billion of actively managed fixed maturities in the first quarter of 1996 compared to $.2 billion in the first quarter of 1995, which sales resulted in net realized gains of $3.9 million and trading losses of $1.4 million in 1996 compared to net realized gains of $.8 million and $.2 million of trading income in 1995. Net realized gains in 1995 also included a $.4 million writedown of an exchange-rate linked security.

                         CONSECO, INC. AND SUBSIDIARIES


     Additional amortization of the cost of policies purchased and the cost of policies produced is recognized in the same period as realized gains in order to reflect reduced future yields thereby reducing such amortization in future periods (see amortization related to realized gains (losses) below).

     Insurance policy benefits and change in future policy benefits relate solely to policies with mortality or morbidity features. The decrease in 1996 corresponds with the decrease in the in-force block of such policies.

     Interest expense on annuities and financial products increased 4.3 percent to $53.0 million in the first quarter of 1996. Such increase reflects: (i) increased annuity deposits (1996 insurance liabilities increased $77.8 million or 1.8 percent since March 31, 1995); and (ii) charges to the account related to investment income from separate account assets as described above under net investment income. The weighted average crediting rate for annuity liabilities, excluding interest bonuses guaranteed for the first year of the annuity contract, was 5.3 percent and 5.5 percent at March 31, 1996 and 1995, respectively.

     Interest expense on notes payable decreased 25 percent to $3.9 million in the first quarter of 1996. In the first quarter of 1996, interest expense represents interest on debt due to another subsidiary of Conseco. Such interest expense is reflected as investment income in the "Interest and Other" segment and is eliminated in consolidation. In the first quarter of 1995, interest expense represents interest on the $200 million 10.5 percent senior notes. After the CCP Merger, these notes became direct obligations of Conseco. The interest expense related to the senior notes is recorded in the "Interest and Other" segment after the CCP Merger date.

     Interest expense on investment borrowings increased during the 1996 period due to greater investment borrowing activities, partially offset by the lower interest rates paid on such borrowings.

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

     Amortization related to realized gains increased in 1996 as a result of the increase in realized gains and losses discussed above.

     Other operating costs and expenses increased in 1996 as a result of increased expenses allocated under new service agreements with a subsidiary of Conseco (see "Fee-Based Operations").

     Income tax expense decreased in 1996 primarily due to a decrease in income before income taxes.

     Minority interest was eliminated after Conseco acquired 100 percent ownership of CCP.

                         CONSECO, INC. AND SUBSIDIARIES



Other Life Insurance Operations:

                                                                                                     Three months
                                                                                                         ended
                                                                                                       March 31,
                                                                                                  -------------------
                                                                                                  1996           1995
                                                                                                  ----           ----
                                                                                                 (Dollars in millions)
Revenues:
    Insurance policy income...................................................................    $11.8          $12.6
    Investment activity:
      Net investment income...................................................................     16.9           17.1
      Net trading losses......................................................................      (.1)            -
      Net realized losses.....................................................................       -            (1.0)
Total revenues................................................................................     28.6           28.7
Benefits and expenses:
    Insurance policy benefits and change in future policy benefits............................     14.7           13.8
    Interest expense on annuities and financial products......................................      4.9            3.6
    Amortization related to operations .......................................................      1.2            1.2
    Amortization related to realized gains and losses.........................................       .3            1.2
    Other operating costs and expenses........................................................      3.3            2.9
Income before taxes ..........................................................................      4.5            6.3
Income tax expense ...........................................................................      1.8            2.7
Net income....................................................................................      2.7            3.6

Summarized by component, all net of applicable expenses and taxes:
      Operating earnings .....................................................................      2.9            5.0
      Net trading losses......................................................................      (.1)            -
      Net realized losses.....................................................................      (.1)          (1.4)
      Net income .............................................................................      2.7            3.6

     Insurance policy income relates primarily to premiums from products with mortality and morbidity features. Recent declines resulted from decreased emphasis on generating new premiums from these products.

     Net investment income and average invested assets of this segment did not change materially in 1996. Net investment income in 1996 reflects: (i) an increase in investment income related to separate account activities (which is offset by a corresponding charge to interest expense on annuities and financial products); offset by (ii) a reduction in income from other invested assets.

     Net realized losses often fluctuate from period to period. The other life insurance operations sold $66.7 million and $9.6 million of fixed maturity investments in the first quarter of 1996 and 1995, respectively.

     Insurance policy benefits and change in future policy benefits relate solely to policies with mortality and morbidity features. These benefits increased in 1996 as a result of adverse mortality experience.

     Interest expense on annuities and financial products increased in 1996 primarily as a result of an increase in charges to the account related to investment income from separate accounts (see net investment income). The average rate credited on all insurance liabilities (other than separate accounts where the credited amount is based on investment income of the segregated investments) was approximately 7.0 percent for both the 1996 and 1995 quarters.

                         CONSECO, INC. AND SUBSIDIARIES




Partnership II Operations:
                                                                                               Three months ended
                                                                                                    March 31,
                                                                                             ------------------------
                                                                                             1996                1995
                                                                                             ----                ----
                                                                                               (Dollars in millions)
Revenues:
    Insurance policy income.............................................................     $13.9               $14.6
    Investment activity:
      Net investment income ............................................................     102.0               102.1
      Net trading income ...............................................................        -                   .6
      Net realized gains................................................................       3.4                 3.8
Total revenues..........................................................................     120.5               122.8
Benefits and expenses:
    Insurance policy benefits and change in future policy benefits......................       8.5                 8.1
    Interest expense on annuities and financial products................................      61.3                64.1
    Interest expense on notes payable...................................................       7.1                 8.8
    Interest expense on investment borrowings...........................................       1.0                 1.5
    Amortization related to operations..................................................      11.3                10.5
    Amortization related to realized gains and losses...................................       2.5                 2.4
    Other operating costs and expenses..................................................       7.3                 8.0
Income before taxes and minority interest...............................................      21.5                19.4
Income tax expense......................................................................       9.1                 7.8
Income before minority interest.........................................................      12.4                11.6
Minority interest.......................................................................       8.4                 9.1
Net income..............................................................................       4.0                 2.5

Summarized by component,  all net of applicable  expenses,  taxes,  and minority interest:
      Operating earnings ...............................................................       3.9                 2.3
      Net trading income  ..............................................................        -                   .1
      Net realized gains................................................................        .1                  .1
      Net income .......................................................................       4.0                 2.5

     General. While all activities of AGP are included in Conseco's financial statements on a consolidated basis, the minority interest adjustment removes from Conseco's net income the portion applicable to other owners so that net income reflects only Conseco's applicable average ownership interest of 25 percent in the first quarter of 1995 and 36 percent in the first quarter of 1996.

     Insurance policy income, which consists of premiums received on traditional life insurance products and policy fund and surrender charges assessed against investment type products, decreased 4.8 percent to $13.9 million in the first quarter of 1996. A $1.6 million reduction in life insurance premiums, primarily related to group life insurance business coinsured to an unaffiliated company at the end of 1995, was partially offset by an increase in surrender charges earned on annuity policy withdrawals. Surrender charges assessed against annuity withdrawals were $4.2 million in 1996 compared to $3.5 million in 1995; annuity policy withdrawals were $182.4 million and $176.8 million for the respective periods. While AGP experienced increased withdrawals during 1996, the rate of withdrawals (relative to total annuities in force) has subsided. Total withdrawals and surrenders by policyholders were 13.7 percent (annualized) and
14.2 percent of the average cash values outstanding during the first quarter of 1996 and the year 1995, respectively.

     Net investment income was $102.0 million in 1996, approximately equal to 1995. Average invested assets (amortized cost basis) increased to $4.9 billion from $4.6 billion while the yield earned on average invested assets declined to
8.3 percent from 8.8 percent. Cash flows received during 1995 and the first quarter of 1996 (including cash flows from the sales of investments) were invested in lower-yielding securities due to the general decline in interest rates.

                         CONSECO, INC. AND SUBSIDIARIES



     Net realized gains (losses) often fluctuate from period to period. AGP sold approximately $.3 billion of investments (principally fixed maturities) in 1996, compared to $.4 billion in 1995, generating net realized gains of $3.4 million in 1996, compared to net realized gains of $3.8 million and trading income of $.6 million in 1995. The declining interest rate environment since the Acquisition date, which increased the market value of fixed maturity securities, contributed to AGP's ability to realize gains on investment sales in both periods.

     Additional amortization of the cost of policies purchased and the cost of policies produced is recognized in the same period as realized gains in order to reflect reduced future yields thereby reducing such amortization in future periods (see amortization related to realized gains below).

     Interest expense on annuities and financial products decreased 4.4 percent to $61.3 million, primarily due to: (i) lower crediting rates; and (ii) the expensing in 1995 of first-year interest rate bonuses of approximately $3.3 million on policies issued prior to the Acquisition date, as a result of the application of purchase accounting on the Acquisition date. Prior to the Acquisition date, such first-year interest rate bonuses (related to policies issued prior to the Acquisition date) were capitalized as a cost of policies produced. At March 31, 1996, the weighted average crediting rate for AGP's annuity liabilities, excluding interest rate bonuses guaranteed for the first year of the annuity contract, was 5.0 percent compared to 5.4 percent at March 31, 1995.

     Interest expense on notes payable decreased 19 percent to $7.1 million. AGP made scheduled and unscheduled reductions in outstanding indebtedness and benefited from more favorable interest rates on the borrowings.

     Interest expense on investment borrowings decreased 33 percent to $1.0 million, due to a lower average balance of funds borrowed.

     Amortization related to operations consisting of amortization of goodwill, the cost of policies purchased for business in force at the Acquisition date and the cost of policies produced subsequent to the Acquisition date, increased 7.6 percent to $11.3 million. Higher amortization of the cost of policies produced reflected an increase in the amount of business in force issued since the Acquisition date.

   Amortization related to realized gains increased 4.2 percent to $2.5 million. Realized gains in 1996 had a larger impact on the expected future gross profits of policies purchased.

     Income tax expense increased 17 percent to $9.1 million, primarily due to the increase in pretax income. The effective tax rate of 42 percent for 1996 and 40 percent for 1995 exceeded the statutory corporate tax rate (35 percent) primarily because goodwill amortization cannot be deducted for federal income tax purposes.

     Minority interest in the 1996 and 1995 periods include (i) dividends on preferred stock of a subsidiary of AGP; (ii) dividends on preferred stock of AGP issued to finance a portion of the Acquisition; and (iii) the portion of earnings applicable to minority common shareholders. Minority interest reflects the changes in Conseco's ownership interests in AGP as discussed above.

                         CONSECO, INC. AND SUBSIDIARIES




Fee-Based Operations:
                                                                                                     Three months
                                                                                                         ended
                                                                                                       March 31,
                                                                                                  -------------------
                                                                                                  1996           1995
                                                                                                  ----           ----
                                                                                                 (Dollars in millions)
Revenues:
    Investment management....................................................................       $11.2        $11.1
    Commissions..............................................................................         6.3          3.0
    Administrative services, net of directly related expenses................................        10.1          2.3
Total revenues...............................................................................        27.6         16.4
Less intercompany eliminations...............................................................       (17.5)        (8.5)
Revenues reported............................................................................        10.1          7.9

Net income attributable to:
    Investment management....................................................................         4.2          5.0
    Commissions..............................................................................          .5           -
    Administrative services..................................................................         6.8          1.5
Net income...................................................................................        11.5          6.5

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

     Effective January 1, 1996, Conseco's subsidiaries entered into new service agreements with Conseco's service subsidiaries. Such new agreements had the effect of: (i) increasing the net income of the administrative services activities shown above by $6.0 million; (ii) decreasing the net loss of the "Interest and Other" segment by $2.8 million; and (iii) decreasing net income of the "Senior Market Operations", "Annuity Operations" and "Other Life Insurance Operations" by $3.7 million, $4.3 million and $.8 million, respectively. Such new service agreements had no effect on consolidated net income.

     Commission revenues increased in 1996 primarily due to the acquisition of certain property and casualty insurance brokerage businesses. Administrative service fees increased as a result of the new service agreements with Conseco subsidiaries.

                         CONSECO, INC. AND SUBSIDIARIES




Restructuring Activities:
                                                                                                     Three months
                                                                                                         ended
                                                                                                       March 31,
                                                                                                  -------------------
                                                                                                  1996           1995
                                                                                                  ----           ----
                                                                                                 (Dollars in millions)

    Gain on sale of investment in Noble Broadcast Group, Inc.................................     $31.8         $  -
    Non-recurring expenses of AGP............................................................      (1.4)           -
    Total revenues...........................................................................      30.4            -
    Income tax expense.......................................................................      12.2            -
    Minority interest........................................................................        .5            -
    Net income...............................................................................      17.7            -

     Restructuring income in the first quarter of 1996 included a gain as a result of the sale of Conseco's investment in Noble Broadcast Group, Inc. ("Noble"). Conseco acquired a 75 percent interest in Noble (a private company which owned and operated radio stations) in 1995 in return for providing Noble with $37 million of subordinated debt financing. Such gain represents an annualized pre-tax return of approximately 230 percent.

     Non-recurring expenses represent costs associated with the consolidation of AGP's Alabama operations with its home office operations.

Interest and Other:

                                                                                                     Three months
                                                                                                         ended
                                                                                                       March 31,
                                                                                                  -------------------
                                                                                                  1996           1995
                                                                                                  ----           ----
                                                                                                 (Dollars in millions)

Net investment income........................................................................       $ 4.4        $1.4
Total revenues...............................................................................         2.4         2.2
Interest expense on notes payable............................................................        16.3         6.4
Other operating costs and expenses...........................................................         1.5         7.9
Income tax benefit...........................................................................         8.3         4.7
Loss before extraordinary charge.............................................................         7.1         7.4
Extraordinary charge on extinguishment of debt ..............................................         9.3         -
Net loss.....................................................................................        16.4         7.4

     The "Interest and Other" segment includes financing costs for debt on which Conseco is directly liable and the costs associated with the holding company operations.

     Net investment income increased in 1996 primarily as a result of increased average invested assets.

     Total revenues in 1996 include realized losses and trading losses of $2.0 million compared to realized gains of $.8 million in 1995.

     Interest expense on notes payable increased in 1996 as a result of: (i) borrowings under the Credit Agreement used to finance the CCP Merger and the purchase of additional shares of BLH; and (ii) interest expense on the $200 million 10.5 percent senior notes issued by CCP (such senior notes became direct obligations of Conseco at the CCP Merger date).

     Other operating costs and expenses decreased in 1996 as a result of the new service agreements with Conseco subsidiaries (see "Fee-Based Operations").

                         CONSECO, INC. AND SUBSIDIARIES

     SALES

     In accordance with generally accepted accounting principles, the insurance policy income shown on our consolidated statement of operations consists of premiums we receive on policies which have life contingencies or morbidity features. For annuity and universal life contracts without such features, accounting rules dictate that premiums collected are not reported as revenues, but rather as deposits to insurance liabilities. We recognize revenues for these products over time in the form of investment income and surrender or other charges.

     Total premium collections by the companies in which Conseco has ownership interests were as follows:

                                                                                               Three months ended
                                                                                                   March 31,
                                                                                              --------------------
                                                                                              1996            1995
                                                                                              ----            ----
Senior market operations..................................................................   $385.1            $407.3
Annuity operations........................................................................    169.1             203.8
Other life operations.....................................................................     19.0              21.0
Partnership II operations.................................................................    178.8             249.6
                                                                                             ------            ------

     Total premium collections............................................................   $752.0            $881.7
                                                                                             ======            ======

     Premiums collected by senior market operations for the first quarter of 1996 were $385.1 million, of which $54.0 million were recorded as deposits to policy liability accounts. This compares to $407.3 million collected and $81.7 million recorded as deposits to policy liability accounts in the first quarter of 1995. Collected premiums by type are provided in the following table:

                                                                                                       Three months
                                                                                                          ended
                                                                                                         March 31,
                                                                                                    -------------------
                                                                                                    1996           1995
                                                                                                    ----           ----
                                                                                                   (Dollars in millions)
    Individual health:
      Medicare supplement....................................................................      $163.1       $159.9
      Long-term care ........................................................................        45.8         37.6
      Other..................................................................................        20.9         25.9
                                                                                                   ------       ------

         Total individual health.............................................................       229.8        223.4

    Annuities................................................................................        53.8         80.0
    Individual life..........................................................................        24.4         24.0
    Group and other..........................................................................        77.1         79.9
                                                                                                   ------       ------

         Total...............................................................................      $385.1       $407.3
                                                                                                   ======       ======

     Medicare supplement premiums increased 2.0 percent in the first quarter of 1996 compared to the same period in 1995. Such premiums accounted for 42 percent of total collected premiums in 1996 compared to 39 percent in 1995. The number of new Medicare supplement policies sold in the first quarter of 1996 decreased to 13,421, down 23 percent compared to the number of policies sold in the first quarter of 1995. Annualized new business premiums from such new sales totaled $12.9 million in the first quarter of 1996 compared to $15.7 million in 1995.

     Long-term care premiums increased 22 percent in the first quarter of 1996 compared to the same period in 1995. Long-term care premiums accounted for 12 percent of total collected premiums in 1996 compared to 9.2 percent in 1995. The continued growth in this product line reflects new product introductions, the competitiveness of BLH's existing products, the success of agent cross-selling activities, increased consumer awareness and demand, and improved persistency on a larger basis of renewal premiums. Annualized new business premiums from new sales were $9.9 million in the first quarter of 1996, up 19 percent.

                         CONSECO, INC. AND SUBSIDIARIES



     Annuity premiums decreased 33 percent in the first quarter of 1996 compared to the same period in 1995. The decrease in annuity premium collections reflects increased competition from alternative investment products.

     Collected premiums for other individual health policies decreased 19 percent for the first quarter of 1996 compared to the same period in 1995. The decrease, which was anticipated, follows steps taken previously to improve the profitability of the comprehensive major medical product included in this category.

     Premiums collected by the annuity operations in the first quarter of 1996 were $169.1 million of which $143.2 million were recorded as deposits to insurance liability accounts. This compares to $203.8 million collected and $187.0 million recorded as deposits to insurance liability accounts in the first quarter of 1995. The decrease in total premiums collected was the result of decreased sales of single premium deferred annuities by: (i) professional independent producers ($89.7 million in 1996 versus $110.9 million in 1995), and
(ii) educator market  specialists  ($9.9 million in 1996 versus $15.6 million in
1995). Total premiums collected through professional independent producers were $103.1 million in the first three months of 1996, a 19 percent decrease, and comprised 61 percent of collected premiums. Total premiums collected through educator market specialists were $65.4 million in the first three months of 1996, a 13 percent decrease, and comprised 39 percent of collected premiums.

     Premiums collected by other life insurance operations decreased 9.5 percent to $19.0 million in the first quarter of 1996 from $21.0 million in the first quarter of 1995. Conseco's wholly owned subsidiaries are not actively marketing new products.

     Premiums collected by Partnership II operations in the first quarter of 1996, were $178.8 million, of which $172.7 million were recorded as deposits to policy liability accounts. This compares to $249.6 million collected and $241.9 million recorded as deposits to policy liability accounts in the first quarter of 1995. Net premiums collected declined in the first quarter of 1996 primarily as a result of the decreased interest rate environment which resulted in increased competition from alternative investments such as certificates of deposit, mutual funds and variable annuity products.

     LIQUIDITY AND CAPITAL RESOURCES

     Changes in the consolidated balance sheet between December 31, 1995, and March 31, 1996, reflect growth through operations, changes in the fair value of actively managed fixed maturity securities and the capital and financing transactions described in the notes to the consolidated financial statements.

     In accordance with Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities ("SFAS 115"), Conseco records its actively managed fixed maturity investments at estimated fair value. At March 31, 1996, the amortized cost of such investments were increased by $54.9 million as a result of the SFAS 115 adjustment, compared to $608.2 million at December 31, 1995. The change in unrealized appreciation
(depreciation) resulted from an increasing interest rate environment which generally caused the fair value of fixed maturities to decrease.

     Minority interest decreased as a result of: (i) adjustments as a result of SFAS 115; (ii) BLH's purchases of its outstanding common stock; and (iii) dividends paid to the minority interest offset by (iv) the income attributable to minority interest. Changes to minority interest are further described in the notes to the consolidated financial statements.

     The increase in shareholders' equity in the first three months of 1996 resulted from the issuance of the PRIDES, an increase in retained earnings attributable to the Company's operations, partially offset by the change in unrealized appreciation (depreciation) to reflect the decrease in the estimated fair value of Conseco's investments and the cost of shares repurchased.

     Dividends declared on common stock for the three months ended March 31, 1996, were $.02 per share.

                         CONSECO, INC. AND SUBSIDIARIES




     The following table summarizes certain financial ratios as of and for the three months ended March 31, 1996, and the year ended December 31, 1995:

                                                                                         March 31,      December 31,
                                                                                           1996             1995
                                                                                           ----             ----

Book value per common share:
   As reported........................................................................    $17.51             $20.44
   Excluding unrealized appreciation (depreciation) (a)...............................     17.90              17.66

Ratio of earnings to fixed charges:
   As reported........................................................................     1.69X              1.57X
   Excluding interest on annuities and financial products.............................     4.51X              3.80X

Ratio of earnings to fixed charges and preferred dividends:
   As reported........................................................................     1.54X              1.50X
   Excluding interest on annuities and financial products.............................     3.01X              3.06X

Ratio of statutory earnings to cash interest (b)......................................     3.72X              3.79X

Ratio of debt for which  Conseco is directly  liable to total capital of Conseco only:
     As reported......................................................................      .34X               .44X
     Excluding unrealized appreciation (depreciation) (a).............................      .34X               .47X

Ratio of debt for which  Conseco  is  directly  liable  and debt of BLH to total capital of Conseco and BLH:
     As reported......................................................................      .42X               .50X
     Excluding unrealized appreciation (depreciation) (a).............................      .42X               .52X

Ratio of total debt to total capital:
   As reported........................................................................      .44X               .49X
   Excluding unrealized appreciation (depreciation) (a)...............................      .44X               .53X

(a)  Excludes the effect of reporting fixed maturity securities at fair value.

(b) Statutory earnings represent gain from operations before interest (except interest on annuities and financial products) and income tax of Conseco's wholly owned life insurance companies and BLH's life insurance subsidiaries as reported for statutory accounting purposes plus income before interest and income tax of all non-life companies. Cash interest includes interest, except interest on annuities and financial products, of Conseco's wholly owned subsidiaries and BLH that is required to be paid in cash.

                         CONSECO, INC. AND SUBSIDIARIES

     INVESTMENTS

     At March 31, 1996, the amortized cost and estimated fair value of fixed maturity securities (all of which were actively managed) were as follows:

                                                                                       Gross          Gross     Estimated
                                                                         Amortized  unrealized     unrealized      fair
                                                                           cost        gains         losses        value
                                                                           ----        -----         ------        -----
                                                                                      (Dollars in millions)
United States Treasury securities and
    obligations of United States government
    corporations and agencies.....................................      $   201.5      $  6.7        $  2.5     $  205.7
Obligations of states and political subdivisions
    and foreign government obligations............................          160.2         3.9           4.3        159.8
Public utility securities.........................................        2,054.0        62.4          51.3      2,065.1
Other corporate securities........................................        6,261.4       144.1         113.3      6,292.2
Mortgage-backed securities........................................        3,891.7        73.9          64.7      3,900.9
                                                                        ---------      ------        ------    ---------

      Total fixed maturity securities ............................      $12,568.8      $291.0        $236.1    $12,623.7
                                                                        =========      ======        ======    =========

     The following table sets forth the investment ratings of fixed maturity securities at March 31, 1996 (designated categories include securities with "+" or "-" rating modifiers). The category assigned is the highest rating by a nationally recognized statistical rating organization, or as to $177.4 million fair value of fixed maturities not rated by such firms, the rating assigned by the National Association of Insurance Commissioners ("NAIC"). For purposes of the table, NAIC Class 1 securities are included in the "A" rating; Class 2, "BBB"; Class 3, "BB" and Classes 4 to 6, "B and below."

                      Investment                                   Percent of
                        rating                                  Fixed maturities   Total investments
                        ------                                  ----------------   -----------------
                       AAA...................................           35%               32%
                       AA....................................           11                 9
                       A.....................................           23                21
                       BBB...................................           26                23
                                                                       ---               ---

                              Investment grade...............           95                85
                                                                       ---               ---

                       BB....................................            4                 4
                       B and below...........................            1                 1
                                                                      ----               ---

                              Below investment grade.........            5                 5
                                                                      ----               ---

                              Total fixed maturities.........         100%                90%
                                                                      ===                 ==

      At March 31, 1996, our below investment grade fixed maturity securities had an amortized cost of $647.6 million and an estimated fair value of $642.9 million.

     During the first quarter of 1996, the Company recorded no realized losses for writedowns of fixed maturity securities. During the first quarter of 1995, the Company recorded writedowns of fixed maturity securities of $2.6 million as a result of changes in conditions which caused us to conclude that a decline in fair value of the investments was other than temporary. At March 31, 1996, fixed maturity securities in default as to the payment of principal or interest had an aggregate amortized cost of $3.1 million and a fair value of $3.0 million.

     Sales of invested assets (primarily fixed maturity securities) during the first quarter of 1996 generated proceeds of $1.5 billion, net realized gains of $10.5 million and net trading losses of $3.5 million. Sales of invested assets during the first quarter of 1995 generated proceeds of $.7 billion, net realized gains of $4.1 million and net trading income of $1.8 million. Net realized gains in 1996 also included $1.1 million of writedowns related to mortgage loans. Net realized gains in 1995 also included $2.6 million of writedowns of certain exchange-rate linked securities as a result of foreign currency fluctuations.

                         CONSECO, INC. AND SUBSIDIARIES



     At March 31, 1996, fixed maturity investments included $3.9 billion (or 31 percent of all fixed maturity securities) of mortgage-backed securities, of which $2.0 billion were collateralized mortgage obligations ("CMOs") and $1.9 billion were pass-through securities. CMOs are securities backed by pools of pass-through securities and/or mortgages that are segregated into sections or "tranches." These securities provide for sequential retirement of principal, rather than the retirement of principal on a pro rata basis, such as occurs through regular monthly principal payments on pass-through securities.

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

     In general, prepayments on the underlying mortgage loans, and on the securities backed by these loans, increase when the level of prevailing interest rates declines significantly below the interest rates on such loans. Mortgage-backed securities purchased at a discount to par will experience an increase in yield when the underlying mortgages prepay faster than expected. Mortgage-backed securities purchased at a premium to par that prepay faster than expected will incur a reduction in yield. When interest rates decline, the proceeds from the prepayment of mortgage-backed securities are likely to be reinvested at lower rates than the Company was earning on the prepaid securities. As interest rates rise, prepayments on mortgage-backed securities decrease, (because fewer underlying mortgages are refinanced). When this occurs, the average maturity and duration of the mortgage-backed securities increase. This lowers the yield on mortgage-backed securities purchased at a discount, since the discount is realized as income at a slower rate, and increases the yield on those purchased at a premium, as a result of a decrease in the annual amortization of the premium.

     The following table sets forth the par value, amortized cost and estimated fair value of mortgage-backed securities including CMOs at March 31, 1996, summarized by interest rates on the underlying collateral at March 31, 1996:

                                                                                         Par        Amortized    Estimated
                                                                                        value         cost      fair value
                                                                                        -----         ----      ----------
                                                                                              (Dollars in millions)

Below 7 percent.....................................................................  $1,432.8       $1,368.0     $1,351.9
7 percent - 8 percent...............................................................   1,953.8        1,876.7      1,888.0
8 percent - 9 percent...............................................................     434.7          416.2        427.3
9 percent and above.................................................................     234.0          230.8        233.7
                                                                                      --------       --------     --------

           Total mortgage-backed securities.........................................  $4,055.3       $3,891.7     $3,900.9
                                                                                      ========       ========     ========

     The amortized cost and estimated fair value of mortgage-backed securities including CMOs at March 31, 1996, summarized by type of security, were as follows (dollars in millions):

                                                                                               Estimated fair value
                                                                                               ----------------------
                                                                                                               Percent
                                                                            Amortized                          of fixed
Type                                                                          cost            Amount          maturities
- ----                                                                          ----            ------          ----------

Pass-throughs and sequential and targeted amortization classes............  $2,812.6         $2,806.0           22%
Support classes...........................................................      65.9             71.5            1
Accrual (Z tranche) bonds.................................................      40.5             43.0            -
Planned amortization classes and accretion directed bonds.................     707.6            706.7            6
Subordinated classes .....................................................     265.1            273.7            2
                                                                            --------         --------          ---

                                                                            $3,891.7         $3,900.9           31%
                                                                            ========         ========          ===

     Pass-throughs and sequential and targeted amortization classes have similar prepayment variability. Pass-throughs have historically provided the best liquidity in the mortgage-backed securities market and the best price/performance ratio when interest rates are volatile. This type of security is also frequently used as collateral in the dollar roll market. Sequential classes pay in a strict sequence, with all principal payments received by the CMO paid to the sequential tranches in order of priority. Targeted amortization

                         CONSECO, INC. AND SUBSIDIARIES

classes provide a modest amount of prepayment protection when prepayments on the underlying collateral increase from the levels assumed at pricing; they thus offer slightly better call protection than sequential classes or pass-throughs.

     Planned amortization and targeted amortization classes are protected from prepayment risk; this risk is absorbed by support classes. As such, support classes are usually extremely sensitive to prepayments. Most of the support classes we own are higher average life instruments whose duration generally will not lengthen if interest rates rise further and will tend to shorten if interest rates decline. Since these bonds have current values in excess of amortized cost, higher prepayments will have the effect of increasing income.

     Accrual bonds are CMOs structured such that the payment of coupon interest is deferred until principal payments begin. On each accrual date, the principal balance is increased by the amount of the interest (based upon the stated coupon rate) that otherwise would have been payable. As such, these securities act like zero coupon bonds until cash payments begin. Cash payments typically do not commence until earlier classes in the CMO structure have been retired, the timing of which can be significantly influenced by the prepayment experience of the underlying mortgage loan collateral. Because of the zero coupon element of these securities and the potential uncertainty as to the timing of cash payments, their market values and yields are more sensitive to changing interest rates than are other CMOs, pass-through securities or coupon bonds.

     Planned amortization classes and accretion directed bonds are some of the most stable and liquid instruments in the mortgage-backed securities market. Planned amortization class bonds adhere to a fixed schedule of principal payments, provided that the underlying mortgage collateral prepays within an expected range. Changes in prepayment rates are first absorbed by support classes, which insulate the planned amortization classes from the consequences of both faster prepayments (average life shortening) and slower prepayments (average life extension).

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

     At March 31, 1996, the balance of mortgage loans was comprised of 97 percent commercial loans, 2 percent residual interests in collateralized mortgage obligations and 1 percent residential loans. Less than 1 percent of mortgage loans were noncurrent (loans which are two or more scheduled payments past due) at March 31, 1996. During the three months ended March 31, 1996, the Company wrote down $1.1 million of mortgage loans. There were no realized losses on mortgage loans in the first quarter of 1995. At March 31, 1996, our loan loss reserve was $5.3 million.

     Investment borrowings averaged approximately $282.8 million during the first quarter of 1996, compared to approximately $235.4 million during the same period of 1995 and were collateralized by investment securities with fair values approximately equal to the loan value. The weighted average interest rate on such borrowings was 5.3 percent and 5.8 percent during the first quarters of 1996 and 1995, respectively.

     STATUTORY INFORMATION

     Statutory accounting practices prescribed or permitted for the Company's insurance subsidiaries by regulatory authorities differ from generally accepted accounting principles. The Company's life insurance subsidiaries that are included on a consolidated basis in these financial statements reported the following amounts to regulatory agencies at March 31, 1996, after appropriate eliminations of intercompany accounts among such subsidiaries (dollars in millions):

                  Statutory capital and surplus .............................     $  790.6

                  Asset valuation reserve ("AVR")............................        136.9

                  Interest maintenance reserve ("IMR").......................        244.9

                  Portion of surplus debenture carried as a liability .......         65.5
                                                                                  --------

                     Total...................................................     $1,237.9
                                                                                  ========

                                                            32

                         CONSECO, INC. AND SUBSIDIARIES

     At March 31, 1996, the ratio of such consolidated statutory account balances to consolidated statutory liabilities (excluding AVR, IMR, the portion of surplus debentures carried as a liability, liabilities from separate account business and short-term collateralized borrowings) was 9.6 percent, compared to a ratio of 10.2 percent at December 31, 1995. The decline in the ratio is primarily due to $47.4 million of dividend payments made by the life insurance subsidiaries to non-life parent companies, partially offset by statutory earnings of such life subsidiaries.

     In connection with BLH's acquisition, BLH increased the capital of one of its life insurance subsidiaries (Bankers Life Insurance Company of Illinois "BLI") by providing cash in exchange for a surplus debenture. The remaining balance of the surplus debenture of $400.0 million at March 31, 1996, is considered a part of BLI's statutory capital and surplus. Payments to BLH of principal and interest on the surplus debenture may be made from available funds only with the approval of the Illinois Department of Insurance ("DOI") when its Director is satisfied that the financial condition of BLI warrants that action. Such approval may not be withheld provided the surplus of BLI exceeds, after such payment, approximately $128.0 million. BLI's surplus at March 31, 1996, was $329.9 million. During March 1996, BLI made a scheduled principal payment on the surplus debenture of $30.0 million plus accrued interest. In March 1996, BLI declared an extraordinary dividend of $10.0 million to BLH, which was paid on April 1, 1996.

     BLI's ability to service its obligations under the surplus debenture is dependent upon its ability to receive dividends and tax sharing payments from its subsidiary, Bankers Life and Casualty Company ("BLC"). BLC may, upon prior notice to the DOI, pay dividends in any twelve-month period up to the greater of: (i) statutory income from operations for the prior year; or (ii) 10 percent of statutory capital and surplus at the end of the prior year. Additionally, as a condition to its 1992 acquisition, BLC agreed not to pay dividends if, immediately after such payment, BLC's ratio of adjusted capital to risk-based capital ("RBC") would be less than 100 percent. Calculations using the RBC formula indicate that BLC's adjusted capital is greater than twice its total RBC at March 31, 1996. Dividends in excess of maximum amounts prescribed by the state statutes may not be paid without DOI approval. On April 1, 1996, BLC paid regular dividends of $16.0 million. During the remainder of 1996, BLC may pay additional dividends up to $70.0 million without regulatory approval.

     During the first three months of 1996, the wholly owned life insurance subsidiaries paid $37.4 million of ordinary dividends to Conseco. During the remainder of 1996, the wholly owned insurance subsidiaries may pay additional dividends up to $60.6 million without the permission of state regulatory authorities.

     The surplus of AGP's primary life insurance subsidiary, American Life and Casualty Insurance Company ("American Life and Casualty"), includes a surplus note with a balance of $50.0 million at March 31, 1996. The payment of dividends and other distributions, including surplus note payments, by American Life and Casualty to AGP is subject to regulation by the Iowa Insurance Division.
Currently, American Life and Casualty may pay dividends or make other distributions without the prior approval of the Iowa Insurance Division, unless such payments, together with all other such payments within the preceding 12 months, exceed the greater of (i) American Life and Casualty's net gain from operations (excluding net realized capital gains or losses) for the preceding calendar year or (ii) 10 percent of its statutory surplus at the preceding December 31. For 1996, up to $31.0 million can be distributed as dividends and surplus note payments by American Life and Casualty (of which $1.5 million had been distributed through March 31, 1996). Dividends and surplus note payments may be made only out of earned surplus, and all surplus note payments are subject to prior approval by the Iowa Insurance Division. At March 31, 1996, American Life and Casualty had earned surplus of $113.3 million.

                         CONSECO, INC. AND SUBSIDIARIES




                           PART II - OTHER INFORMATION



      ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

       a)  Exhibits.

           4.14 Amended and Restated Credit Agreement dated April 12, 1996, by and among Conseco, the financial institutions who are or from time to time become party thereto, The Chase Manhattan Bank, N.A., First Union National Bank of North Carolina, the Managing Banks named therein and Bank of America National Trust and Savings Association.

           11.1       Computation of Earnings Per Share - Primary.

           11.2       Computation of Earnings Per Share - Fully Diluted.

           27.0       Financial Data Schedule.

           99.1 Pro Forma Consolidated Financial Statements of Conseco, Inc. and Subsidiaries.


       b)  Reports on Form 8-K.

           A report on Form 8-K dated January 17, 1996, was filed with the Commission to report under Item 5, the offering of Preferred Redeemable Increased Dividend Equity Securities, Convertible Preferred Stock.

           A report on Form 8-K dated March 11, 1996, was filed with the Commission to report under Item 5, a definitive merger agreement with Life Partners Group, Inc.

           A report on Form 8-K dated March 14, 1996, was filed with the Commission to report under Item 5, the restated consolidated financial statements of Conseco, Inc. for each of the quarterly periods ended March 31, 1995 and June 30, 1995, reflecting the accounts of CCP Insurance, Inc. on the consolidated basis.

                         CONSECO, INC. AND SUBSIDIARIES






                                    SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                     CONSECO, INC.


    Dated: May 15, 1996               By:   /s/ ROLLIN M. DICK
                                            ------------------
                                            Rollin M. Dick,
                                            Executive Vice President and
                                             Chief Financial Officer
                                             (authorized officer and principal
                                              financial officer)