Form 10-Q
period 1996-09-30
CONSECO INC ET AL
filed 1996-11-14
CIK 719241

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

       [ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1996

       [   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from ______ to _____

                          Commission File Number 1-9250


                                  Conseco, Inc.

                  Indiana                                No. 35-1468632
          State of Incorporation                IRS Employer Identification No.


       11825 N. Pennsylvania Street
          Carmel, Indiana  46032                       (317) 817-6100
      -------------------------------                  --------------
  Address of principal executive offices                  Telephone


    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [ X ] No [ ]



      Shares of common stock outstanding as of November 1, 1996: 66,995,311





                                                   PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                                                   CONSECO, INC. AND SUBSIDIARIES

                                                     CONSOLIDATED BALANCE SHEET
                                                        (Dollars in millions)

                                                               ASSETS


                                                                                                    September 30,  December 31,
                                                                                                        1996           1995
                                                                                                        ----           ----
                                                                                                     (unaudited)     (audited)
Investments:
   Actively managed fixed maturity securities at fair value (amortized cost:
     1996 - $16,138.0; 1995 - $12,355.1)..........................................................    $15,959.8     $12,963.3
   Equity securities at fair value (cost: 1996 - $104.6; 1995 - $34.6)............................        104.2          36.6
   Mortgage loans.................................................................................        372.5         339.9
   Credit-tenant loans............................................................................        393.8         259.1
   Policy loans...................................................................................        526.0         307.6
   Other invested assets..........................................................................        211.0          91.2
   Short-term investments.........................................................................        212.3         189.9
   Assets held in separate accounts...............................................................        300.4         227.0
                                                                                                      ---------     ---------

         Total investments........................................................................     18,080.0      14,414.6


Accrued investment income.........................................................................        276.7         207.8
Cost of policies purchased........................................................................      1,847.1       1,030.7
Cost of policies produced.........................................................................        541.0         391.0
Reinsurance receivables...........................................................................        400.6          84.8
Income taxes......................................................................................        138.9           -
Goodwill (net of accumulated amortization: 1996 - $71.9; 1995 - $48.0)............................      1,524.7         894.1
Property and equipment (net of accumulated depreciation:  1996 - $58.6; 1995 - $36.3).............        105.9          88.7
Securities segregated for the future redemption of redeemable preferred stock of a subsidiary.....         45.0          39.2
Other assets......................................................................................        216.1         146.6
                                                                                                      ---------     ---------

         Total assets.............................................................................    $23,176.0     $17,297.5
                                                                                                      =========     =========









                            (continued on next page)







               The accompanying notes are an integral part of the
                       consolidated financial statements.




                                                   CONSECO, INC. AND SUBSIDIARIES

                                                CONSOLIDATED BALANCE SHEET, continued
                                                        (Dollars in millions)

                                                LIABILITIES AND SHAREHOLDERS' EQUITY



                                                                                                    September 30,  December 31,
                                                                                                        1996           1995
                                                                                                        ----           ----
                                                                                                     (unaudited)     (audited)
Liabilities:
   Insurance liabilities..........................................................................    $18,150.7     $13,378.4
   Income tax liabilities.........................................................................          -            93.3
   Investment borrowings..........................................................................        539.4         298.1
   Other liabilities..............................................................................        482.0         329.6
   Liabilities related to separate accounts.......................................................        300.1         227.0
   Notes payable of Conseco.......................................................................      1,169.0         871.4
   Notes payable of Bankers Life Holding Corporation, not direct obligations of Conseco...........        418.1         301.5
   Notes payable of American Life Holdings, Inc., not direct obligations of Conseco...............         13.0         283.2
                                                                                                      ---------     ---------

         Total liabilities........................................................................     21,072.3      15,782.5
                                                                                                      ---------     ---------

Minority interest.................................................................................        147.8         403.3
                                                                                                      ---------     ---------

Shareholders' equity:
   Preferred stock................................................................................        267.1         283.5
   Common stock and additional paid-in capital, no par value, 500,000,000 shares
     authorized, shares issued and outstanding: 1996 - 66,967,921; 1995 - 40,515,914..............      1,054.5         157.2
   Unrealized appreciation (depreciation) of securities:
     Fixed maturity securities (net of applicable deferred income taxes:
       1996 - $(27.0); 1995 - $66.8)..............................................................        (46.7)        112.6
     Other investments (net of applicable deferred income taxes: 1996 - $(.1); 1995 - $.1)........          (.3)           .1
   Retained earnings..............................................................................        681.3         558.3
                                                                                                      ---------     ---------

         Total shareholders' equity...............................................................      1,955.9       1,111.7
                                                                                                      ---------     ---------

         Total liabilities and shareholders' equity...............................................    $23,176.0     $17,297.5
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


                                                                 3




                                                   CONSECO, INC. AND SUBSIDIARIES

                                                CONSOLIDATED STATEMENT OF OPERATIONS
                                                        (Dollars in millions)
                                                             (unaudited)

                                                                        Three months ended            Nine months ended
                                                                           September 30,                 September 30,
                                                                        -------------------           --------------------
                                                                        1996           1995           1996            1995
                                                                        ----           ----           ----            ----
Revenues:
   Insurance policy income.........................................    $451.8           $373.1         $1,193.2      $1,103.3
   Investment activity:
     Net investment income.........................................     364.8            293.6            926.7         850.5
     Net trading income (losses)...................................        .8             (3.2)            (6.5)          2.8
     Net realized gains............................................       6.1              3.3             16.3          77.8
   Fee revenue.....................................................       9.6              8.0             29.7          23.6
   Restructuring income............................................        -                -              30.4            -
   Other income....................................................       1.2              1.9              8.8           8.1
                                                                       ------           ------         --------      --------

       Total revenues..............................................     834.3            676.7          2,198.6       2,066.1
                                                                       ------           ------         --------      --------

Benefits and expenses:
   Insurance policy benefits.......................................     313.8            268.7            858.3         814.8
   Change in future policy benefits................................       3.9             15.2             15.9          28.4
   Interest expense on annuities and financial products............     184.7            150.3            474.4         432.8
   Interest expense on notes payable...............................      30.4             31.5             84.6          83.9
   Interest expense on investment borrowings.......................       6.5              5.7             15.1          19.2
   Amortization related to operations..............................      74.6             53.8            174.1         158.3
   Amortization related to realized gains..........................       3.3              1.2             15.6          44.6
   Other operating costs and expenses.............................       85.6             66.7            207.6         198.2
                                                                       ------           ------         --------      --------

       Total benefits and expenses.................................     702.8            593.1          1,845.6       1,780.2
                                                                       ------           ------         --------      --------

       Income before income taxes, minority interest and
         extraordinary charge......................................     131.5             83.6            353.0         285.9

Income tax expense.................................................      49.8             21.1            134.1          34.3
                                                                       ------           ------         --------      --------

       Income before minority interest and extraordinary charge....      81.7             62.5            218.9         251.6

Minority interest..................................................       2.4             19.0             25.8          83.8
                                                                       ------           ------         --------      --------

       Income before extraordinary charge..........................      79.3             43.5            193.1         167.8

Extraordinary charge on extinguishment of debt, net of taxes
   and minority interest...........................................       1.2               -              18.6            -
                                                                       ------           ------         --------      ---------



                            (continued on next page)







               The accompanying notes are an integral part of the
                       consolidated financial statements.

                                                                 4




                                                   CONSECO, INC. AND SUBSIDIARIES

                                           CONSOLIDATED STATEMENT OF OPERATIONS, continued
                                            (Dollars in millions, except per share data)
                                                             (unaudited)

                                                                        Three months ended             Nine months ended
                                                                           September 30,                  September 30,
                                                                        -------------------           --------------------
                                                                        1996           1995           1996            1995
                                                                        ----           ----           ----            ----
         Net income...............................................       78.1             43.5        174.5          167.8

Less preferred stock dividends....................................        5.5              4.6         22.7           13.8
                                                                        -----            -----       ------         ------

         Net income applicable to common stock....................      $72.6            $38.9       $151.8         $154.0
                                                                        =====            =====       ======         ======

Earnings per common share and common equivalent share:
   Primary:
     Weighted average shares outstanding.......................... 71,586,000       42,798,000   57,945,000     43,034,000
     Net income before extraordinary charge.......................      $1.10             $.91        $3.16          $3.58
     Extraordinary charge.........................................        .02              -            .32            -
                                                                        -----             ----        -----          -----

         Net income...............................................      $1.08             $.91        $2.84          $3.58
                                                                        =====             ====        =====          =====

   Fully diluted:
     Weighted average shares outstanding.......................... 79,030,000       51,726,000   67,370,000     52,056,000
     Net income before extraordinary charge.......................      $1.01             $.84        $2.87          $3.22
     Extraordinary charge.........................................        .02             -             .28            -
                                                                        -----            -----        -----          -----

         Net income...............................................      $ .99             $.84        $2.59          $3.22
                                                                        =====             ====        =====          =====




























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




                                                   CONSECO, INC. AND SUBSIDIARIES

                                           CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                                        (Dollars in millions)
                                                             (unaudited)


                                                                                                            Nine months ended
                                                                                                              September 30,
                                                                                                          --------------------
                                                                                                          1996            1995
                                                                                                          ----            ----
Preferred stock:
   Balance, beginning of period......................................................................  $   283.5       $   283.5
     Issuance of convertible preferred stock.........................................................      267.1             -
     Redemption of preferred shares for cash.........................................................        (.3)            -
     Conversion of preferred shares into common stock................................................     (283.2)            -
                                                                                                       ---------       ---------

   Balance, end of period............................................................................  $   267.1       $   283.5
                                                                                                       =========       =========

Common stock and additional paid-in capital:
   Balance, beginning of period......................................................................  $   157.2       $   165.8
     Amounts related to stock options and employee benefit plans.....................................       21.4             3.8
     Tax benefit related to issuance of shares under employee benefit plans..........................       18.4              .2
     Amounts related to merger with Life Partners Group, Inc.........................................      586.8             -
     Conversion of preferred stock into common stock.................................................      283.2             -
     Cost of issuance of convertible preferred stock.................................................       (9.4)            -
     Cost of shares acquired charged to common stock and additional paid-in capital..................       (3.1)          (15.0)
                                                                                                       ---------       ---------
   Balance, end of period............................................................................   $1,054.5       $   154.8
                                                                                                        ========       =========

Unrealized appreciation (depreciation) of securities:
   Fixed maturity securities:
     Balance, beginning of period....................................................................  $   112.6       $  (137.7)
       Change in unrealized appreciation (depreciation)..............................................     (159.3)          198.0
                                                                                                       ---------       ----------

     Balance, end of period..........................................................................  $   (46.7)      $    60.3
                                                                                                       =========       =========

   Other investments:
     Balance, beginning of period....................................................................  $      .1       $    (2.0)
       Change in unrealized appreciation (depreciation)..............................................        (.4)           (1.6)
                                                                                                       ---------       ---------

     Balance, end of period..........................................................................  $     (.3)      $    (3.6)
                                                                                                       ==========      =========

Retained earnings:
   Balance, beginning of period......................................................................  $   558.3       $   437.4
     Net income .....................................................................................      174.5           167.8
     Cost of shares acquired charged to retained earnings............................................      (22.9)          (77.4)
     Dividends on common stock.......................................................................       (5.9)           (3.3)
     Dividends on preferred stock....................................................................      (22.7)          (13.8)
                                                                                                       ---------       ---------

   Balance, end of period............................................................................  $   681.3       $   510.7
                                                                                                       =========       =========

         Total shareholders' equity..................................................................   $1,955.9        $1,005.7
                                                                                                        ========        ========





               The accompanying notes are an integral part of the
                       consolidated financial statements.

                                                                 6




                                                   CONSECO, INC. AND SUBSIDIARIES

                                                CONSOLIDATED STATEMENT OF CASH FLOWS
                                                        (Dollars in millions)
                                                             (unaudited)
                                                                                                            Nine months ended
                                                                                                              September 30,
                                                                                                          --------------------
                                                                                                          1996            1995
                                                                                                          ----            ----
Cash flows from operating activities:
   Net income........................................................................................  $   174.5       $   167.8
   Adjustments to reconcile net income to net cash provided by operating activities:
     Amortization and depreciation...................................................................      190.7           209.6
     Income taxes....................................................................................       (4.4)          (66.4)
     Insurance liabilities...........................................................................       58.7           (12.7)
     Interest credited to insurance liabilities......................................................      474.4           432.8
     Fees charged to insurance liabilities...........................................................     (158.9)          (81.3)
     Accrual and amortization of investment income...................................................      (27.2)          (78.5)
     Deferral of cost of policies produced...........................................................     (237.0)         (215.1)
     Restructuring income............................................................................      (30.4)            -
     Minority interest...............................................................................       17.3            69.7
     Extraordinary charge on extinguishment of debt (before income tax)..............................       28.6             -
     Realized (gains) and trading (income) losses....................................................       (9.8)          (80.6)
     Other...........................................................................................      (34.2)           (3.5)
                                                                                                       ---------       ---------

         Net cash provided by operating activities...................................................      442.3           341.8
                                                                                                       ---------       ---------

Cash flows from investing activities:
   Sales of investments..............................................................................    4,954.0         3,427.4
   Maturities and redemptions........................................................................      521.0           319.8
   Purchases of investments..........................................................................   (5,852.8)       (4,351.7)
   Purchase of Life Partners Group, Inc..............................................................       (9.5)            -
   Purchase of property and casualty insurance brokerage businesses..................................      (12.0)            -
   Purchase of additional shares of Bankers Life Holding Corporation.................................        -            (262.4)
   Purchase of additional shares of American Life Holdings, Inc......................................     (165.0)            -
   Purchase of preferred stock of American Life Holdings, Inc........................................      (12.6)            -
   Purchase of additional shares of CCP Insurance, Inc...............................................        -            (281.8)
   Repurchase of equity securities by CCP Insurance, Inc.............................................        -             (44.5)
   Repurchase of equity securities by Bankers Life Holding Corporation...............................      (27.7)          (25.8)
   Cash held by Life Partners Group, Inc. before consolidation.......................................       79.1             -
   Cash held by CCP Insurance, Inc. before consolidation.............................................        -             123.0
   Other ............................................................................................      (56.5)           (5.2)
                                                                                                       ---------       ---------

         Net cash used by investing activities ......................................................     (582.0)       (1,101.2)
                                                                                                       ---------       ---------

Cash flows from financing activities:
   Issuance of shares related to stock options and employee benefit plans  ..........................       16.3              .8
   Issuance of convertible preferred stock...........................................................      257.7             -
   Issuance of notes payable of Conseco..............................................................      394.2           770.2
   Issuance of debt of subsidiaries - not direct obligations of Conseco..............................      459.1             -
   Redemption of preferred shares....................................................................        (.3)            -
   Payments on notes payable of Conseco  ............................................................     (471.6)         (294.0)
   Payments on notes payable of subsidiaries - not direct obligations of Conseco.....................     (515.9)          (31.0)
   Payments to repurchase equity securities of Conseco...............................................      (21.5)          (92.4)
   Investment borrowings.............................................................................      169.8           181.2
   Deposits to insurance liabilities.................................................................    1,266.5         1,378.0
   Withdrawals from insurance liabilities............................................................   (1,366.4)       (1,223.7)
   Dividends paid ...................................................................................      (25.8)          (19.6)
                                                                                                       ---------       ---------

         Net cash provided by financing activities...................................................      162.1           669.5
                                                                                                       ---------       ---------

         Net increase (decrease) in short-term investments...........................................       22.4           (89.9)

Short-term investments, beginning of period..........................................................      189.9           295.4
                                                                                                       ---------       ---------

Short-term investments, end of period................................................................  $   212.3       $   205.5
                                                                                                       =========       =========

               The accompanying notes are an integral part of the
                       consolidated financial statements.


                         CONSECO, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



     The following notes should be read in conjunction with the notes to consolidated financial statements included in the 1995 Form 10-K of Conseco, Inc. Conseco, Inc. and its consolidated subsidiaries are collectively referred to as ("We", "Conseco" or the "Company").

     BASIS OF PRESENTATION

     Our unaudited consolidated financial statements as of and for the periods ended September 30, 1996 and 1995, reflect all adjustments (consisting only of normal recurring items) necessary to present fairly Conseco's financial position and results of operations on a basis consistent with that of our prior audited consolidated financial statements. We have reclassified certain amounts from the prior period to conform to the 1996 presentation. We have restated all share and per share amounts for the April 1, 1996 two-for-one stock split.

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

     Consolidation issues. We acquired all of the common stock of CCP Insurance, Inc. ("CCP") that we did not previously own in August 1995 (the "CCP Merger"). As a result, CCP's former subsidiaries are now wholly owned by Conseco. The Company's consolidated financial statements reflect the operations of CCP on a consolidated basis effective January 1, 1995. The consolidated statement of operations for periods in 1995 prior to the acquisition has been restated to reflect the operations of CCP on a consolidated basis. Such restatement has no effect on the net income or shareholders' equity we report.

     Conseco Capital Partners II, L.P. ("Partnership II") acquired American Life Holdings, Inc. ("ALH") on September 29, 1994 (the "Acquisition"). In 1996, ALH changed its name from American Life Group, Inc. (formerly The Statesman Group, Inc. prior to its name change in 1995). As a result of the Acquisition, Partnership II owned 80 percent of the outstanding shares of ALH's common stock. Because Conseco Partnership Management, Inc., a wholly owned subsidiary of Conseco, was the sole general partner of Partnership II, Conseco controlled Partnership II and ALH, even though its ownership interest was less than 50 percent. Because of this control, Conseco's consolidated financial statements are required to include the accounts of Partnership II and ALH. We accounted for the Acquisition using the purchase method of accounting. Under purchase accounting, we allocated the total purchase cost of ALH to the assets and liabilities acquired based on their fair values, with the excess of the total purchase cost over the fair value of the net assets acquired recorded as goodwill. Immediately after the Acquisition, Conseco, through its direct investment and through its equity interests in the investments made by Bankers Life Holding Corporation ("BLH"), CCP and Western National Corporation ("WNC"), had a 27 percent ownership interest in ALH.

     On September 30, 1996, we completed the acquisition of all of the common shares of ALH we did not already own and Partnership II was terminated. See "Acquisition of American Life Holdings, Inc."

     On August 2, 1996, we completed the acquisition of Life Partners Group, Inc. ("LPG") in a transaction pursuant to which LPG became a wholly owned subsidiary of Conseco. Accordingly, LPG's accounts are consolidated with Conseco for periods after July 1, 1996. See "Acquisition of Life Partners Group, Inc."

     ADJUSTMENT TO ACTIVELY MANAGED FIXED MATURITY SECURITIES

     We classify fixed maturity securities into three categories: "actively managed" and "trading account" (which we carry at estimated fair value) and "held to maturity" (which we carry at amortized cost). We did not classify any fixed maturity securities in the held to maturity or trading account categories at December 31, 1995 or September 30, 1996.

                         CONSECO, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



     Adjustments to carry actively managed fixed maturity securities at fair value have no effect on our earnings. We record the unrealized appreciation (depreciation), net of tax and other adjustments, as adjustments to shareholders' equity. The following table summarizes the effect of these adjustments on several related balance sheet accounts at September 30, 1996.

                                                                                       Effect of fair value
                                                                                           adjustment to
                                                                             Balance     actively managed
                                                                             before       fixed maturity       Reported
                                                                           adjustment       securities          amount
                                                                           ----------       ----------          ------
                                                                                       (Dollars in millions)
Actively managed fixed maturity securities...............................   $16,138.0        $(178.2)         $15,959.8
Cost of policies purchased...............................................     1,769.6           77.5            1,847.1
Cost of policies produced................................................       517.3           23.7              541.0
Income tax asset.........................................................       111.9           27.0              138.9
Minority interest........................................................       151.1           (3.3)             147.8
Unrealized depreciation of fixed maturity securities.....................         -            (46.7)             (46.7)

     ACQUISITION OF AMERICAN LIFE HOLDINGS, INC.

     On September 30, 1996, we purchased all of the common shares of ALH we did not previously own from Partnership II for $165.0 million in cash (the "ALH Transaction"). We were required to use step-basis accounting when we acquired the shares of ALH common stock in the ALH Transaction and for our previous acquisitions. As a result, the assets and liabilities of ALH included in our September 30, 1996, consolidated balance sheet represent the following combination of values: (i) the portion of ALH's net assets acquired by Conseco in the initial acquisition of ALH made by Partnership II and Conseco is valued as of September 29, 1994; (ii) the portion of ALH's net assets acquired on November 30, 1995 is valued as of that date; and (iii) the portion of ALH's net assets acquired in the ALH Transaction is valued as of September 30, 1996.

     The effect of the ALH Transaction on the consolidated balance sheet as of September 30, was as follows (dollars in millions):

                      Cost of policies purchased.........................                $110.0
                      Cost of policies produced..........................                 (88.0)
                      Goodwill...........................................                  52.8
                      Notes payable......................................                 (13.8)
                      Minority interest..................................                 131.2
                      Other  ............................................                 (27.2)
                                                                                         ------

                           Cash used to acquire ALH......................                $165.0
                                                                                         ======

     The Partnership II agreement provided that an additional ownership interest in ALH would be allocated to Conseco if returns to the limited partners were in excess of prescribed targets. Upon termination of Partnership II, such targets were exceeded and the additional ownership interest allocated to Conseco was recognized as follows: (i) $10.2 million, which represents our increased ownership interest in the previously reported net income of Partnership II, was recorded as a reduction of amounts that would otherwise be charged to the minority interest; and (ii) $11.1 million as restructuring income. Restructuring income in the third quarter of 1996 was offset by restructuring expenses incurred in conjunction with the consolidation of LPG's and ALH's operations with Conseco's home office operations.

     Effective September 30, 1996, we made an additional capital contribution to ALH of $125.0 million (the "ALH Capital Contribution"), which was used by ALH to retire the outstanding principal amount under its senior credit facility. We recognized an extraordinary charge of $.3 million, net of taxes of $.1 million, related to such early retirement.

                         CONSECO, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     During the third quarter of 1996, we also purchased all shares of ALH's 1994 Series Preferred Stock we did not previously own (the "ALH Preferred Stock Purchase") for $12.6 million (the carrying value of such preferred stock).

     The ALH Transaction, the ALH Capital Contribution, and the ALH Preferred Stock Purchase were financed with: (i) $50.0 million of borrowings under our Credit Agreement; (ii) $100.0 million proceeds from a new bridge loan facility;
(iii) $140.0 million of borrowings under BLH's revolving  credit  facility;  and
(iv) available cash (see "Changes in Notes Payable"). After these transactions, Conseco and its subsidiaries own all of the outstanding shares of ALH common stock (including 40.8 percent owned by BLH).

     ACQUISITION OF LIFE PARTNERS GROUP, INC.

     Effective July 1, 1996, we completed the acquisition of LPG in a transaction pursuant to which LPG became a wholly owned subsidiary of Conseco (the "LPG Merger"). The LPG Merger was consummated pursuant to an Agreement and Plan of Merger dated March 11, 1996. In the LPG Merger, each of the issued and outstanding shares of LPG common stock was converted into .5833 of a share of Conseco's common stock. We issued a total of 16.1 million shares of the Conseco common stock (or equivalent shares) with a value of $586.8 million and incurred $1.5 million of transaction costs. Prior to the LPG Merger, we had purchased .6 million shares of LPG common stock in the open market for $8.0 million. In conjunction with the LPG Merger, we repaid the $148.7 million outstanding principal amount plus accrued interest under LPG's bank credit facility with borrowings under our Credit Agreement.

     We accounted for the acquisition of LPG under the purchase method of accounting. Under this method, we allocated the cost to acquire LPG to the assets and liabilities acquired based on their fair values as of July 1, 1996, and recorded the excess of the total purchase cost over the fair value of the liabilities assumed as goodwill.

     The effect of the LPG Merger on the consolidated balance sheet as of July 1, 1996, was as follows (dollars in millions):

                      Fixed maturities.....................................             $ 3,335.4
                      Mortgage loans.......................................                  99.6
                      Credit-tenant loans..................................                  86.8
                      Policy loans.........................................                 232.1
                      Short-term investments...............................                  79.1
                      Other investments....................................                  87.3
                      Accrued investment income............................                  56.0
                      Cost of policies purchased...........................                 565.0
                      Goodwill.............................................                 575.0
                      Income taxes.........................................                  68.5
                      Reinsurance receivables..............................                 279.6
                      Insurance liabilities................................              (4,476.8)
                      Investment borrowings................................                 (71.5)
                      Notes payable........................................                (123.8)
                      Other................................................                 (47.3)
                                                                                        ---------

                           Total cost to acquire LPG.......................             $   745.0
                                                                                        =========

     BANKERS LIFE HOLDING CORPORATION

     On August 26, 1996, Conseco announced its intention to merge with BLH, in a transaction under which Conseco will acquire the outstanding shares of BLH that Conseco does not already own. In the intended merger, each of the 4.7 million outstanding shares of BLH common stock not already owned by Conseco would be converted into the right to receive $25 in Conseco common stock. BLH would be merged into Conseco. Completion of the transaction, which is subject to review by the Securities and Exchange Commission of the information to be submitted to shareholders of BLH describing the terms of the merger and their appraisal rights, is expected to occur by early 1997.

     During the first three months of 1996, BLH repurchased 1.3 million shares of its common stock at a cost of $27.7 million. As a result of such repurchases, Conseco's ownership interest in BLH increased to 90.4 percent.

                         CONSECO, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

     The share repurchases by BLH in 1996 had the following effects on Conseco's consolidated balance sheet accounts (dollars in millions):

Cost of policies purchased..............................................................    $  9.0
Cost of policies produced  .............................................................      (5.0)
Goodwill................................................................................       7.2
Insurance liabilities...................................................................      (1.4)
Income taxes............................................................................      (1.1)
Other...................................................................................        .3
Minority interest ......................................................................      18.7
                                                                                             -----

         Short-term investments used....................................................     $27.7
                                                                                             =====

     CHANGES IN NOTES PAYABLE

     Notes payable of Conseco

     In January 1996, we repaid $245.0 million principal amount of borrowings under our $600 million Credit Agreement using proceeds from the sale of convertible preferred stock (see "Changes in Preferred Stock"). As a result of the prepayment and amendments to the Credit Agreement (including substantive modification of the maturity date and interest rate terms), Conseco recognized an extraordinary loss in the first quarter of 1996 of $9.3 million (net of applicable taxes) representing the unamortized debt issuance costs related to the prior agreement. The amended and restated Credit Agreement permits borrowings up to $500.0 million on a revolving basis. Any borrowings are due in April 2001 and bear interest at the Company's choice of: (i) the bank's base rate; (ii) an Offshore Rate; or (iii) a rate determined based on a solicitation of bids from the lenders. The actual weighted average interest rate was 6.2 percent at September 30, 1996. Offshore Rates are equal to the reserve adjusted IBOR rate plus a margin of .50 percent to 1.125 percent, based on Conseco's debt to total capitalization ratio and the credit rating of Conseco's senior notes (the current margin of .75 percent decreased to .625 percent for borrowings after October 15, 1996, as a result of the rating upgrade of Conseco's senior notes). We pay a fee of .20 percent to .35 percent per annum (depending on the credit rating of Conseco's senior notes) on the unused portion of the Credit Agreement commitment. This fee decreased to .20 percent at September 30, 1996, from .25 percent as a result of the rating upgrade on Conseco's senior notes.

     The Credit Agreement provides for mandatory prepayments under certain conditions, including the sale or disposition of significant assets other than in the ordinary course of business and the issuance of debt or equity of Conseco or its subsidiaries. We have pledged, among other things, the capital stock of Conseco's subsidiaries as collateral for the Credit Agreement.

     We borrowed $50 million under the Credit Agreement to finance a portion of both the ALH Transaction and the ALH Capital Contribution. We also borrowed $148.7 million to retire LPG's bank credit facilities existing at the acquisition date. At September 30, 1996, the principal balance borrowed under the Credit Agreement was $460 million.

     On the date of the LPG Merger, LPG's notes payable included $87.8 million par value of senior subordinated notes due in 2002. In connection with the LPG Merger, Conseco guaranteed LPG's obligations under such notes. Accordingly, such notes were effectively converted into direct obligations of Conseco. The senior subordinated notes bear interest at 12.75 percent payable semi-annually, are unsecured and rank pari passu with other unsecured unsubordinated debt of Conseco. The notes, which are publicly traded on the New York Stock Exchange, are redeemable at Conseco's option at a redemption price of 103.643 percent commencing July 15, 1997, and declining over the next twelve months to 100 percent.

                         CONSECO, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     We borrowed $100.0 million under a new bridge loan facility effective September 30, 1996. The proceeds were used to finance a portion of the ALH Capital Contribution. Borrowings under the bridge loan bear interest at 5.865 percent and are due on December 31, 1996. We intend to repay the bridge loan facility with either: (i) the proceeds from an offering of Trust Originated Preferred Securities; or (ii) a new loan, for which we have received a bank's commitment (see "Pending Acquisitions and Financing").

     In connection with the ALH Transaction, Conseco guaranteed ALH's obligations under the senior subordinated notes due in 2004. Accordingly, such notes were effectively converted into direct obligations of Conseco. The notes bear interest at 11.25 percent payable semi-annually, are unsecured and rank pari passu with other unsecured and unsubordinated debt of Conseco. These notes, which are publicly traded on the New York Stock Exchange, are redeemable at the option of Conseco in whole or in part, at any time on and after September 15, 1999, at specified redemption prices.

     In the first quarter of 1996, Conseco acquired certain property and casualty insurance brokerage businesses for approximately $17.0 million. These acquisitions were funded with $12.0 million in cash and promissory notes due in five annual installments commencing in 1997.

     Notes payable of BLH (not direct obligations of Conseco)

     In March 1996, BLH completed a tender offer pursuant to which it repurchased $148.3 million principal balance of its 13 percent senior subordinated notes for $173.2 million. The repurchased notes had a carrying value of $157.8 million. The repurchase was made using the proceeds from a revolving credit facility entered into in February 1996. In conjunction with the tender offer, holders of the senior subordinated notes consented to amendments to the indenture for such notes which eliminated substantially all restrictive covenants of the notes, including covenants which limited BLH's ability to pay dividends, incur additional indebtedness, repurchase its common stock and make certain investments. Conseco's share of the extraordinary charge (net of applicable income tax and minority interest) of $8.1 million related to the repurchase was reported in the first quarter of 1996. During the second quarter of 1996, BLH repurchased $.1 million par value of its 13 percent senior subordinated notes, with no material loss realized. At September 30, 1996, senior subordinated notes with a par value of $31.6 million remain outstanding.

     BLH can borrow up to $400 million under its revolving credit facility (including a competitive bid facility in the aggregate principal amount of up to $100 million). Any borrowings are due in 2001 and accrue interest at a rate of LIBOR plus an applicable margin of 50 or 75 basis points, depending on BLH's ratio of debt to consolidated net worth. The actual weighted average rate at September 30, 1996, was 6.0 percent. In addition to the repurchase of the 13 percent senior subordinated notes, proceeds were used to repay BLH's $110 million principal balance due under the bridge loan facility. The revolving credit agreement contains a number of covenants, including prohibitions or limitations on indebtedness, liens, mergers, acquisitions, sales of assets outside of the normal course of BLH's business and certain transactions with affiliates.

     BLH borrowed $140.0 million under the revolving credit facility to finance a portion of the ALH Transaction. At September 30, 1996, the total principal balance borrowed under the revolving credit facility was $388.0 million.

     Notes payable of American Life Holdings, Inc. (not direct obligations of Conseco)

     During the first nine months ended September 30, 1996, $2.1 million principal amount of ALH's 6-1/4% Convertible Debentures due 2003 was converted and redeemed, leaving $13.0 million outstanding at September 30, 1996.

     CHANGES IN PREFERRED STOCK

     On January 23, 1996, Conseco completed the offering of 4.37 million shares of Preferred Redeemable Increased Dividend Equity Securities, 7% Convertible Preferred Stock ("PRIDES"). Proceeds from the offering of $257.7 million (after underwriting and other associated costs) were used to repay notes payable of Conseco (see "Changes in Notes Payable"). Each share of PRIDES pays quarterly dividends at the annual rate of 7 percent of the $61.125 liquidation preference per share (equivalent to an annual amount of $4.279 per share). On February 1, 2000, unless either previously redeemed by Conseco or converted at the option of the holder, each share of PRIDES will mandatorily convert into two shares of Conseco common stock, subject to adjustment in certain events. Shares of PRIDES are not redeemable prior to February 1, 1999. From February 1, 1999 through February 1, 2000, the Company may redeem any or all of the outstanding shares of PRIDES. Upon such redemption, each holder will receive, in exchange for each

                         CONSECO, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



share of PRIDES, the number of shares of Conseco common stock equal to (i) the sum of (a) $62.195, declining after February 1, 1999 to $61.125, and (b) accrued and unpaid dividends divided by (ii) the market price of Conseco common stock at such date. In no event will a holder receive less than 1.71 shares of Conseco common stock.

     During the first nine months of 1996, 300 shares of PRIDES were converted by holders of such shares into 513 shares of Conseco common stock.

     On September 26, 1996, Conseco exercised its right to redeem the outstanding Series D Cumulative Convertible Preferred Stock (the "Series D Call"). A total of 6,358 Series D shares were redeemed at $52.916 per share including $.641 per share of accrued and unpaid dividends. Holders of the remaining 5,381,437 Series D shares elected to convert their shares into 8,441,195 shares of Conseco common stock during the third quarter of 1996.

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

     During the first nine months of 1996, we issued 589,884 shares of common stock upon the exercise of stock options, in addition to the option exercise program described above. Proceeds from the exercise of these options of $11.1 million and the related tax benefit of $3.3 million were added to common stock and additional paid-in capital.

     During the first nine months of 1996, we issued 133,699 shares of common stock to employee benefit plans. We also added $5.1 million to common stock and additional paid-in capital related to employee benefit plans.

     On the date of the LPG Merger, we issued 16.1 million shares of Conseco common stock in exchange for all of the outstanding shares of LPG common stock.

     CHANGES IN MINORITY INTEREST

     Changes during 1996 reflect: (i) the repurchases by BLH of 1.3 million shares of its common stock described under "Bankers Life Holding Corporation";
(ii) the ALH Transaction; and (iii) the ALH Preferred Stock Purchase. Minority interest at September 30, 1996, included: (i) $54.6 million interest in the common stock of BLH; (ii) $92.5 million interest in the redeemable preferred stock of a subsidiary of ALH; and (iii) $.7 million in the common stock of a subsidiary of ALH.

                         CONSECO, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



     Changes in minority interest during the first nine months of 1996 and 1995 are summarized below:

                                                                                                   1996          1995
                                                                                                   ----          ----
                                                                                                  (Dollars in millions)
Minority interest, beginning of period.........................................................   $ 403.3       $ 321.7
   Consolidation of CCP, effective January 1, 1995.............................................       -           191.2
   Changes in investments made by minority shareholders:
     ALH Transaction...........................................................................    (131.2)          -
     ALH Preferred Stock Purchase..............................................................     (12.6)          -
     Preferred stock of a subsidiary of ALH held by LPG at the date of the LPG Merger..........      (6.5)          -
     Purchase of BLH common stock by Conseco...................................................       -          (144.1)
     Repurchase by BLH of its common stock.....................................................     (18.7)        (17.2)
     Repurchase by CCP of its common stock.....................................................       -           (44.6)
     Purchase of CCP common stock by Conseco in the CCP Merger.................................       -          (241.7)
     Conseco's additional ownership interests in BLH and ALH as a result of the CCP Merger.....       -           (53.8)
   Minority  interests'  equity  in the  change  in  financial  position  of the
    Company's subsidiaries:
       Net income..............................................................................      25.8          83.8
       Unrealized appreciation (depreciation) of securities....................................    (103.8)        275.4
       Dividends...............................................................................      (8.5)        (14.0)
                                                                                                  -------       -------

Minority interest, end of period ..............................................................   $ 147.8       $ 356.7
                                                                                                  =======       =======

     PRO FORMA DATA

     The pro forma data are presented as if the following transactions, which have already occurred, had occurred on January 1, 1995: (i) the CCP Merger; (ii) the acquisition of additional shares of BLH common stock in 1995; (iii) the repurchase by BLH and CCP of their common stock; (iv) the issuance of the PRIDES; (v) the repurchase by BLH of its subordinated notes and related financing; (vi) the ALH financing transaction completed in the fourth quarter of 1995; (vii) the LPG Merger; (viii) the Series D Call; and (ix) the ALH Transaction.

                                                                                                       Nine months ended
                                                                                                         September 30,
                                                                                                      --------------------
                                                                                                      1996            1995
                                                                                                      ----            ----
                                                                                                      (Dollars in millions,
                                                                                                      except per share data)
Revenues.......................................................................................     $2,521.4       $2,548.2
Income before extraordinary charge.............................................................        219.9          207.4
Income before extraordinary charge per common share:
   Primary.....................................................................................     $   2.85       $   2.75
   Fully diluted...............................................................................         2.79           2.74

     DIRECTOR, EXECUTIVE AND SENIOR OFFICER STOCK PURCHASE PLAN

     In April 1996, Conseco approved a Director, Executive and Senior Officer Stock Purchase Plan to encourage direct, long-term ownership of Conseco stock by Board members, executive officers and certain senior officers. Under the program, up to 2 million shares of Conseco common stock could be purchased in open market or negotiated transactions with independent parties. Participants could elect to purchase up to 50 percent of their participation in the form of Conseco PRIDES. Purchases were financed by personal loans to the participants from a bank. Such loans were secured by the Conseco stock purchased. Conseco guaranteed the loans, but has recourse to the participants if it incurs a loss under the guarantee. In addition, Conseco has agreed to provide loans to the participants for interest payments under the bank loans. Directors and officers of Conseco have purchased all 2 million shares of Conseco common stock offered under the Plan. At September 30, 1996, the bank loans guaranteed by Conseco totaled $83.4 million and the loans provided by Conseco totaled $.9 million.

                         CONSECO, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



     PENDING ACQUISITIONS AND FINANCING

     American Travellers Corporation

     Conseco has agreed to acquire American Travellers Corporation ("ATC"), a provider of long-term care insurance, for approximately $793 million in Conseco common stock. Under the definitive agreement dated August 25, 1996, between Conseco and ATC, each of the 18.0 million issued and outstanding shares of ATC common stock would be converted into the right to receive a fraction of a share of Conseco common stock having a value between $32.00 and $35.03, depending on the average closing price of Conseco shares in the 10 trading days immediately preceding the second trading day prior to closing. Each $1,000 principal amount of ATC's 6-1/2 Percent Convertible Subordinated Debentures would become convertible into shares of Conseco common stock having a value between $2,110 and $2,310, depending on the same average price. The total value of Conseco common stock to be issued in this transaction includes $575 million to acquire ATC outstanding common shares and $218 million when the ATC debentures are converted. Under the agreement, ATC would be merged into Conseco. Consummation of the ATC transaction, which is subject to customary terms and conditions, including approval by the stockholders of both ATC and Conseco and regulatory approvals, is expected by the end of the fourth quarter of 1996.

     Capitol American Financial Corporation

     Conseco has agreed to acquire Capitol American Financial Corporation ("CAF"), a provider of cancer insurance and other supplemental health insurance products, for approximately $650 million in cash and Conseco common stock. Under the definitive agreement dated August 25, 1996, between Conseco and CAF, each of the 17.8 million issued and outstanding shares of CAF common stock would be converted into the right to receive $30.00 in cash and $6.50 of Conseco common stock. The $680 million total value of the transaction includes $534 million in cash, $116 million in Conseco stock and $30 million of CAF debt being assumed by Conseco. Under the agreement, CAF would be merged into Conseco. Consummation of the transaction, which is subject to customary terms and conditions, including approval by the stockholders of CAF and regulatory approvals, is expected by the end of the fourth quarter of 1996.

     Transport Holdings Inc.

     On September 26, 1996, Conseco announced an agreement under which Conseco will acquire Transport Holdings Inc. ("THI"), a provider of cancer insurance and other supplemental health insurance, for $70 per share in Conseco common stock. In the merger, each of the issued and outstanding shares of THI Class A common stock would be converted into the right to receive the number of shares of Conseco common stock determined by dividing $70.00 by the average closing price of Conseco common stock during the 10 trading days immediately preceding the second trading day prior to closing (such number to be not more than 1.8301 nor less than 1.4000). THI's outstanding convertible debt, stock options and warrants, when converted or exercised, would receive the same ratio of Conseco common shares. The total value of the transaction would be $311 million, including: (i) $228 million to purchase THI's 3.2 million common shares and equivalents; and (ii) $83 million to retire bank debt and preferred stock. Consummation of the THI transaction, which is subject to customary terms and conditions, including approval by THI shareholders and regulatory approvals, is expected by the end of 1996. Under the merger agreement, THI would be merged into Conseco, with Conseco being the surviving corporation.

     Trust Originated Preferred Securities

     On November 8, 1996, Conseco announced that Conseco Financing Trust I, a subsidiary trust of Conseco, intends to offer 8 million Trust Originated Preferred Securities, which have a liquidation amount of $25 per preferred security. The preferred securities will be fully and unconditionally guaranteed by Conseco.

     Commitments for Senior Credit Facility

     Conseco has received a commitment from a syndicate of banks, pursuant to which the banks have agreed to provide Conseco with a $1.8 billion revolving credit facility. Such credit facility would include two tranches: tranche A, a $1.4 billion five year revolving credit facility; and tranche B, a $.4 billion one year revolving credit facility.

                         CONSECO, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



     Proceeds from the credit facility would be used to consolidate Conseco's current bank credit facilities, finance a portion of the cash required to complete the pending acquisitions referred to above and for other general corporate purposes.

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

                         CONSECO, INC. AND SUBSIDIARIES

     The following table shows the sources of Conseco's net income (after taxes and minority interest):

                                                                         Three months ended        Nine months ended
                                                                            September 30,            September 30,
                                                                         ------------------        ------------------
                                                                         1996          1995        1996          1995
                                                                         ----          ----        ----          ----
                                                                                        (Dollars in millions)
Life insurance operations:
   Senior market operations:
     Operating earnings ...............................................   $26.0       $ 19.7      $  79.4      $  46.7
     Net trading income (losses).......................................      .4          (.2)         (.8)          .9
     Net realized gains................................................      .2           .5           .1          2.1
     Extraordinary charge..............................................      -            -          (8.1)          -
                                                                          -----       ------      -------      -------
       Net income......................................................    26.6         20.0         70.6         49.7
                                                                          -----       ------      -------      -------

   Annuity operations:
     Operating earnings ...............................................    24.1         10.5         56.1         23.7
     Net trading income (losses).......................................      .1          (.4)        (1.6)          .8
     Net realized gains................................................      .7           .6           .6          4.8
     Extraordinary charge..............................................     (.3)          -           (.3)          -
                                                                          -----       ------      -------      -------
       Net income......................................................    24.6         10.7         54.8         29.3
                                                                          -----       ------      -------      -------

   LPG life insurance operations:
     Operating earnings................................................    19.4           -          19.4           -
     Net trading losses................................................     (.2)          -           (.2)          -
     Net realized losses...............................................    (1.1)          -          (1.1)          -
     Extraordinary charge..............................................     (.3)          -           (.3)          -
                                                                          -----       ------      -------      -------
       Net income......................................................    17.8           -          17.8           -
                                                                          -----       ------      -------      -------

   Other life insurance operations:
     Operating earnings ...............................................     3.8          2.5         10.4          8.9
     Net trading losses................................................     (.4)         (.6)        (1.0)        (1.2)
     Net realized losses...............................................      -           (.3)         (.2)        (1.1)
                                                                          -----       ------      -------      -------
       Net income......................................................     3.4          1.6          9.2          6.6
                                                                          -----       ------      -------      -------

Total from life insurance operations:
   Operating earnings .................................................    73.3         32.7        165.3         79.3
   Net trading income (losses).........................................     (.1)        (1.2)        (3.6)          .5
   Net realized gains (losses).........................................     (.2)          .8          (.6)         5.8
   Extraordinary charge................................................     (.6)          -          (8.7)          -
                                                                          -----       ------      -------      -------
       Net income......................................................    72.4         32.3        152.4         85.6
                                                                          -----       ------      -------      -------

Fee-based operations...................................................    11.9         11.0         32.4         33.7
                                                                          -----       ------      -------      -------

Restructuring activities...............................................      -           8.4         17.7         74.9
                                                                          -----       ------      -------      -------

Interest and other:
   Interest expense on notes payable...................................   (12.8)        (9.5)       (33.4)       (18.3)
   Net operating revenue (expense) ....................................     7.2          2.9         17.5         (5.4)
   Net trading losses..................................................      -           (.8)         (.6)        (1.0)
   Net realized losses.................................................      -           (.8)        (1.6)        (1.7)
   Extraordinary charge................................................     (.6)          -          (9.9)          -
                                                                          -----       ------      -------      -------
       Net loss........................................................    (6.2)        (8.2)       (28.0)       (26.4)
                                                                          -----       ------      -------      -------

Consolidated earnings:
   Operating earnings .................................................    79.6         37.1        181.8         89.3
   Net trading losses..................................................     (.1)        (2.0)        (4.2)         (.5)
   Net realized gains (losses).........................................     (.2)          -          (2.2)         4.1
   Restructuring income ...............................................      -           8.4         17.7         74.9
   Extraordinary charge................................................    (1.2)          -         (18.6)          -
                                                                          -----       ------      -------      -------
       Net income......................................................   $78.1       $ 43.5      $ 174.5      $ 167.8
                                                                          =====       ======      =======      =======

                                                            18

                         CONSECO, INC. AND SUBSIDIARIES

     The following table shows the sources of Conseco's fully diluted earnings per share:

                                                                         Three months ended        Nine months ended
                                                                            September 30,            September 30,
                                                                         ------------------        ------------------
                                                                         1996          1995        1996          1995
                                                                         ----          ----        ----          ----
                                                                                      (Dollars in millions)
Life insurance operations:
   Senior market operations:
     Operating earnings ...............................................  $ .34         $  .38       $1.18          $ .90
     Net trading income (losses).......................................      -             -         (.01)           .02
     Net realized gains................................................      -            .01         -              .04
     Extraordinary charge..............................................      -             -         (.12)           -
                                                                         -----         ------      ------          -----
       Net income......................................................    .34            .39        1.05            .96
                                                                         -----         ------      ------          -----

   Annuity operations:
     Operating earnings ...............................................    .30            .20         .83            .45
     Net trading income (losses).......................................      -           (.01)       (.02)           .01
     Net realized gains................................................    .01            .01          -             .09
                                                                         -----         ------      ------          -----
       Net income......................................................    .31            .20         .81            .55
                                                                         -----         ------      ------          -----

   LPG life insurance operations:
     Operating earnings................................................    .25            -           .29             -
     Net trading losses................................................      -            -          (.01)            -
     Net realized losses...............................................   (.01)           -          (.01)            -
     Extraordinary charge..............................................   (.01)           -          (.01)            -
                                                                        ------         ------      ------          -----
       Net income......................................................    .23            -           .26             -
                                                                        ------         ------      ------          -----

   Other life insurance operations:
     Operating earnings ...............................................    .04            .05         .15            .17
     Net trading losses................................................      -           (.01)       (.01)          (.02)
     Net realized losses...............................................      -             -          -             (.02)
                                                                        ------         ------      ------          -----
       Net income......................................................    .04            .04         .14            .13
                                                                        ------         ------      ------          -----

Total from life insurance operations:
   Operating earnings .................................................    .93            .63        2.45           1.52
   Net trading income (losses).........................................      -           (.02)       (.05)           .01
   Net realized gains (losses).........................................      -            .02        (.01)           .11
   Extraordinary charge................................................   (.01)            -         (.13)            -
                                                                        ------         ------      ------          -----
       Net income......................................................    .92            .63        2.26           1.64
                                                                        ------         ------      ------          -----

Fee-based operations...................................................    .15            .22         .48            .65
                                                                        ------         ------      ------          -----

Restructuring activities...............................................      -            .16         .26           1.44
                                                                        ------         ------      ------          -----

Interest and other:
   Interest expense on notes payable...................................   (.16)          (.18)       (.49)          (.35)
   Net operating revenue (expense) ....................................    .09            .05         .26           (.11)
   Net trading losses..................................................      -           (.02)       (.01)          (.02)
   Net realized losses.................................................      -           (.02)       (.02)          (.03)
   Extraordinary charge................................................   (.01)            -         (.15)            -
                                                                        ------         ------      ------          -----
       Net loss........................................................   (.08)          (.17)       (.41)          (.51)
                                                                        ------         ------      ------          -----

Consolidated earnings:
   Operating earnings .................................................   1.01            .72        2.70           1.71
   Net trading losses..................................................      -           (.04)       (.06)          (.01)
   Net realized gains (losses).........................................      -             -         (.03)           .08
   Restructuring income ...............................................      -            .16         .26           1.44
   Extraordinary charge................................................   (.02)            -         (.28)            -
                                                                        ------         ------      ------          -----
       Net income......................................................  $ .99         $  .84      $ 2.59          $3.22
                                                                         =====         ======      ======          =====

                                                            19

                         CONSECO, INC. AND SUBSIDIARIES



Additional Discussion of Consolidated Statement of Operations for the First Nine Months of 1996 Compared to the First Nine Months of 1995 and the Third Quarter of 1996 Compared to the Third Quarter of 1995:

     The following tables and narratives summarize amounts reported in the consolidated statement of operations. Many of the changes from period to period resulted from changes in Conseco's ownership in BLH and CCP.

Life Insurance Operations:

Senior Market Operations:

                                                                         Three months ended        Nine  months ended
                                                                           September 30,              September 30,
                                                                         -----------------         -------------------
                                                                         1996         1995         1996           1995
                                                                         ----         ----         ----           ----
                                                                                        (Dollars in millions)
Revenues:
   Insurance policy income.............................................  $317.8      $316.5      $   961.8     $  937.3
   Investment activity:
     Net investment income ............................................    65.2        61.2          190.9        185.2
     Net trading income (losses).......................................      .6         (.4)          (1.4)         2.2
     Net realized gains................................................      .7         1.1            5.9         12.0
   Other income (loss).................................................     (.6)         .6            -            3.3
Total revenues.........................................................   383.7       379.0        1,157.2      1,140.0
Benefits and expenses:
   Insurance policy benefits and change in future policy benefits .....   230.4       236.4          718.2        713.6
   Interest expense on annuities and financial products................    20.5        19.0           60.8         57.0
   Interest expense on notes payable...................................     5.5         7.5           18.1         23.0
   Interest expense on investment borrowings...........................     1.8         1.0            4.1          4.4
   Amortization related to operations..................................    34.4        31.4           90.0         92.4
   Amortization related to realized gains..............................      .2          .1            5.6          6.7
   Other operating costs and expenses .................................    41.0        43.2          115.7        121.3
Income before taxes, minority interest and extraordinary charge........    49.9        40.4          144.7        121.6
Income tax expense.....................................................    20.2        15.5           57.0         46.1
Income before minority interest and extraordinary charge...............    29.7        24.9           87.7         75.5
Minority interest......................................................     3.1         4.9            9.0         25.8
Income before extraordinary charge.....................................    26.6        20.0           78.7         49.7
Extraordinary charge...................................................     -           -              8.1          -
Net income.............................................................    26.6        20.0           70.6         49.7

Summarized by  component,  all net of  applicable  expenses,  taxes and minority interest:
     Operating earnings................................................    26.0        19.7           79.4         46.7
     Net trading income (losses).......................................      .4         (.2)           (.8)          .9
     Net realized gains................................................      .2          .5             .1          2.1
     Extraordinary charge..............................................     -           -             (8.1)           -
     Net income........................................................    26.6        20.0           70.6         49.7

     General. Senior market operations consist of the activities of BLH. During the first half of 1995, Conseco acquired 12.8 million common shares of BLH at a cost of $262.4 million. During the 12 months ended March 31, 1996, BLH acquired
3.5 million shares of its common stock at a cost of $69.8 million. These transactions increased Conseco's average ownership interest in BLH to 69.7 percent and 90.4 percent for the first nine months of 1995 and 1996, respectively. All activities of BLH are included in Conseco's financial statements on a consolidated basis. Conseco's minority interest adjustment, however, removes the portion of BLH's net income applicable to other owners.

                         CONSECO, INC. AND SUBSIDIARIES



     At September 30, 1996, the BLH shares owned by Conseco had a net carrying value of $959.6 million, a fair value of $1,088.6 million and a cost of $575.5 million.

     Insurance policy income increased as a result of increases in Medicare supplement and long-term care premiums, which were largely offset by the anticipated decrease in comprehensive major medical product premiums resulting from prior steps taken to improve the profitability of this product.

     Net investment income in the third quarter of 1996 increased 6.5 percent over 1995, to $65.2 million. Average invested assets (amortized cost basis) increased to $3.5 billion in the third quarter of 1996, from $3.3 billion in 1995, while the yield earned on average invested assets increased to 7.4 percent from 7.2 percent. Net investment income in the first nine months of 1996 increased 3.1 percent over 1995, to $190.9 million. Average invested assets (amortized cost basis) increased to $3.5 billion in the first nine months of 1996 from $3.4 billion in 1995 while the yield earned on average invested assets declined to 7.3 percent from 7.4 percent. Invested assets grew primarily as a result of operations.

     Net realized gains and net trading income (losses) often fluctuate from period to period. BLH sold $1.9 billion of investments (principally fixed maturity investments) in the first nine months of 1996, compared to $.7 billion in 1995, which sales resulted in net realized gains of $5.9 million and trading losses of $1.4 million in 1996, compared to net realized gains of $18.0 million and trading income of $2.2 million in 1995. Net realized gains during the first nine months of 1995 also reflected realized losses of $2.2 million on the writedown of certain exchange-rate linked securities as a result of foreign currency fluctuations and a $3.8 million writedown of a corporate security as a result of changes in conditions which caused BLH to conclude that a decline in the fair value of the security was other than temporary. There were no such writedowns in the first nine months of 1996.

     Selling securities at a gain and reinvesting the proceeds at a lower yield may, absent other management action, tend to decrease future investment yields. However, the following factors would mitigate the adverse effect of such decreases on net income: (i) BLH recognizes additional amortization of the cost of policies purchased and the cost of policies produced in the same period as the gain in order to reflect reduced future yields, thereby reducing such amortization in future periods (see amortization related to realized gains below); (ii) BLH can reduce interest rates credited to some products, thereby diminishing the effect of the yield decrease on the investment spread; and (iii) the investment portfolio grows as a result of reinvesting the realized gains.

     Insurance policy benefits and change in future policy benefits in the third quarter of 1996 decreased 2.5 percent from 1995, to $230.4 million. In the first nine months of 1996, this account increased .6 percent over 1995, to $718.2 million. Such changes reflect the increased amount of business in force on which benefits are incurred and the improved loss experience in the Medicare supplement line during 1996.

     Interest expense on annuities and financial products in the third quarter of 1996 increased 7.9 percent over 1995, to $20.5 million. In the first nine months of 1996, this account increased 6.7 percent over 1995, to $60.8 million. Such increase reflects the increase in annuity liabilities resulting from increased annuity deposits. The weighted average crediting rate for BLH's annuity liabilities, excluding interest bonuses guaranteed for the first year of the annuity contract, was 5.5 percent at September 30, 1996 and 1995.

     Interest expense on notes payable in the third quarter of 1996 decreased 27 percent from 1995, to $5.5 million. In the first nine months of 1996, this account decreased 21 percent from 1995, to $18.1 million. Such decrease reflects the reduction in interest expense resulting from the repurchase of $148.3 million principal balance of BLH's 13 percent senior subordinated notes in March 1996 using the proceeds from BLH's revolving credit facility. The weighted average interest rate on borrowings under the revolving credit facility was 6.0 percent for the first nine months of 1996.

     Interest expense on investment borrowings did not fluctuate materially in the 1996 and 1995 nine month periods. BLH's average investment borrowings were $102.7 million and $106.3 million during the first nine months of 1996 and 1995, respectively, and interest rates paid on such borrowings during these periods were comparable.

                         CONSECO, INC. AND SUBSIDIARIES



     Amortization related to operations (consisting of amortization of the cost of policies purchased, the cost of policies produced and goodwill) in the third quarter of 1996 increased 9.6 percent over 1995, to $34.4 million, and in the first nine months of 1996 decreased 2.6 percent from 1995, to $90.0 million. Amortization related to operations in 1996 reflects the use of the step-basis method of purchase accounting to account for the additional purchases of BLH common stock. Such method results in different amortization assumptions and bases for the cost of policies purchased and goodwill acquired in each acquisition.

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

     Cost of policies purchased represents the portion of Conseco's cost to acquire BLH that is attributable to the right to receive cash flows from insurance contracts in force at the acquisition dates. We expensed some costs incurred subsequent to our purchases on policies issued prior to such dates, which otherwise would have been deferred had it not been for our purchases (because they vary with and are primarily related to the production of the acquired interests in policies). Such costs are primarily comprised of certain commissions paid in excess of ultimate commissions which totaled approximately $5.3 million and have been expensed as operating expense in the nine months ended September 30, 1996. However, such amounts were considered in determining the cost of policies purchased and its amortization.

     Amortization related to realized gains fluctuates as a result of the change in realized gains discussed above.

     Other  operating  costs and expenses in the third quarter of 1996 decreased
5.1 percent from 1995, to $41.0 million, and in the first nine months of 1996 decreased 4.6 percent from 1995, to $115.7 million. Such decrease was primarily due to the expensing of commissions on policies issued prior to the 1995 and 1996 acquisitions of Conseco's ownership interest (see amortization related to operations). Prior to these acquisitions, such commissions described above were capitalized as costs of policies produced.

     Income tax expense in the 1996 periods increased primarily due to the increase in pretax income. The effective tax rates of 39 percent for 1996 and 38 percent for 1995 exceeded the statutory corporate income tax rate (35 percent) primarily because goodwill amortization is not deductible for federal income tax purposes.

     Minority interest decreased due to the increase in Conseco's ownership interest in BLH.

     Extraordinary charge in 1996 represents the loss recognized on the early extinguishment of $148.3 million principal balance of BLH's 13 percent senior subordinated notes.

                         CONSECO, INC. AND SUBSIDIARIES



Annuity Operations:

                                                                         Three months ended        Nine months ended
                                                                            September 30,             September 30,
                                                                         ------------------        -------------------
                                                                         1996          1995        1996           1995
                                                                         ----          ----        ----           ----
                                                                                        (Dollars in millions)
Revenues:
   Insurance policy income.............................................  $ 36.0      $ 43.9         $109.4       $128.0
   Investment activity:
     Net investment income.............................................   202.7       210.8          603.1        608.6
     Net trading income (losses).......................................     1.1         (.7)          (2.3)         3.8
     Net realized gains................................................     6.8         5.7           14.3         72.7
Total revenues.........................................................   247.7       261.2          728.3        818.0
Benefits and expenses:
   Insurance policy benefits and change in future policy benefits......    21.2        30.2           61.2         82.4
   Interest expense on annuities and financial products................   120.7       126.1          358.8        361.8
   Interest expense on notes payable...................................    10.4        11.1           31.6         39.0
   Interest expense on investment borrowings...........................     4.2         4.6           10.2         14.7
   Amortization related to operations .................................    25.8        21.0           66.8         62.0
   Amortization related to realized gains..............................     2.9         3.0            9.5         40.4
   Other operating costs and expenses..................................    26.9        26.3           75.5         73.5
Income before taxes and minority interest..............................    35.6        38.9          114.7        144.2
Income tax expense ....................................................     9.6        14.1           41.5         56.9
Income before minority interest........................................    26.0        24.8           73.2         87.3
Minority interest......................................................     1.1        14.1           18.1         58.0
Extraordinary charge...................................................      .3         -               .3          -
Net income.............................................................    24.6        10.7           54.8         29.3

Summarized by component,  all net of applicable  expenses,  taxes, and minority interest:
     Operating earnings................................................    24.1        10.5           56.1         23.7
     Net trading income (losses).......................................      .1         (.4)          (1.6)          .8
     Net realized gains................................................      .7          .6             .6          4.8
     Extraordinary charge..............................................     (.3)          -            (.3)           -
     Net income .......................................................    24.6        10.7           54.8         29.3

     General. The annuity operations include earnings from the former CCP subsidiaries, Beneficial Standard Life Insurance Company and Great American Reserve Insurance Company, and ALH. After the CCP Merger in August 1995, the CCP subsidiaries became wholly owned subsidiaries of Conseco. Conseco's consolidated statement of operations reflects a 49 percent ownership interest of the CCP companies for the first six months of 1995, a 66 percent ownership interest for the third quarter of 1995 and 100 percent ownership for the 1996 periods. Conseco's consolidated statement of operations reflects a 25 percent ownership interest in ALH in the first quarter of 1995, a 26 percent ownership interest in the second quarter of 1995, a 30 percent ownership interest in the third quarter of 1995, a 36 percent ownership interest in the first six months of 1996 and a 38 percent ownership interest in the third quarter of 1996. The minority interest adjustment removes from Conseco's net income the portion applicable to other owners.

     Insurance policy income, which consists of premiums received on traditional life insurance products and policy fund and surrender charges assessed against investment type products, decreased 15 percent to $109.4 million in 1996 and decreased 18 percent to $36.0 million in the third quarter of 1996 as a result of a reduction in premiums on policies with mortality or morbidity risks partially offset by an increase in surrender charges earned on annuity policy withdrawals. Such charges were $23.8 million in the first nine months of 1996 compared to $18.6 million in 1995; and were $8.0 million in the third quarter of 1996 compared to $6.3 million in 1995. Annuity policy withdrawals were $292.5 million in the third quarter of 1996 compared to $249.5 million in 1995. Such withdrawals were $877.8 million in the first nine months of 1996 compared to $820.0 million in 1995.

     Net investment income includes both income earned on the general invested assets of the annuity operations and separate account assets related to variable annuities. Investment income earned on separate account assets is offset by a corresponding charge to interest expense on annuities and financial products. Excluding investment income on separate accounts, net investment income in the third quarter of 1996 decreased 4.5 percent from 1995, to $194.8 million and in the first nine months of 1996 decreased 2.3

                         CONSECO, INC. AND SUBSIDIARIES



percent from 1995, to $583.9 million. Average invested assets, excluding separate accounts, increased to $9.7 billion in the third quarter of 1996, from $9.4 billion in the third quarter of 1995, while the yield earned on invested assets declined to 8.1 percent from 8.7 percent. Average invested assets (amortized cost basis) increased to $9.7 billion in the first nine months of 1996 from $9.5 billion in 1995, while the yield earned on average invested assets decreased to 8.1 percent from 8.6 percent. Cash flows received during 1995 and the first nine months of 1996 (including cash flows from the sales of investments) were invested in lower-yielding securities due to a general decline in interest rates.

     Net investment income on separate account assets in the third quarter of 1996 increased to $7.9 million from $6.8 million in 1995 and in the first nine months of 1996 increased to $19.2 million from $10.8 million in 1995.

     Net realized gains often fluctuate from period to period. The annuity operations sold $2.7 million of actively managed fixed maturities in the first nine months of 1996 compared to $2.6 billion in 1995, which sales resulted in net realized gains of $14.3 million and trading losses of $2.3 million in the 1996 period compared to net realized gains of $81.1 million and $3.8 million of trading income in the 1995 period. Net realized gains during the first nine months of 1995 also reflected realized losses of $.2 million on the writedown of an exchange-rate linked security as a result of foreign currency fluctuations and an $8.2 million writedown of a corporate security as a result of conditions which caused annuity operations to conclude that a decline in the fair value of the security was other than temporary.

     Additional amortization of the cost of policies purchased and the cost of policies produced is recognized in the same period as realized gains in order to reflect reduced future yields, thereby reducing such amortization in future periods (see amortization related to realized gains (losses) below).

     Insurance policy benefits and change in future policy benefits relate solely to policies with mortality or morbidity features. The decrease in 1996 corresponds with the decrease in the in-force block of such policies and the reinsuring of group life insurance business of ALH to an unaffiliated company at the end of 1995.

     Interest expense on annuities and financial products in the third quarter of 1996 decreased 4.3 percent from 1995, to $120.7 million, and in the first nine months for 1996 decreased .8 percent from 1995, to $358.8 million. Such decreases reflect: (i) lower crediting rates and (ii) the expensing in 1995 of first-year interest rate bonuses of approximately $5.9 million on policies issued prior to ALH's acquisition date as a result of the application of purchase accounting. Prior to the acquisition of ALH, such interest rate bonuses were capitalized as a cost of policies produced. The decreases described above were partially offset by increases to the variable annuity liabilities and the related investment income from separate account assets as described above under net investment income. The weighted average crediting rates for annuity liabilities (other than separate accounts where the credited amount is based on investment income from the segregated investments and excluding interest bonuses guaranteed for the first year of the annuity contract) were 5.1 percent and 5.4 percent at September 30, 1996 and 1995, respectively.

     Interest  expense on notes payable in the third  quarter of 1996  decreased
6.3 percent from 1995, to $10.4 million, and in the first nine months of 1996 decreased 19 percent from 1995, to $31.6 million. Such decrease reflects: (i) scheduled and unscheduled reductions in outstanding indebtedness of the annuity operations and lower interest rates on such borrowings; and (ii) the changes in the debt of the annuity operations resulting from the CCP Merger. In the first nine months of 1996, interest expense includes $10.2 million related to CCP debt due to another subsidiary of Conseco. Such interest expense is reflected as investment income in the "Interest and Other" segment and is eliminated in consolidation. In the first nine months of 1995, interest expense includes $14.0 million interest related to $200 million of 10.5 percent senior notes issued by CCP in December 1994. After the CCP Merger, these notes became a direct obligation of Conseco and the related interest expense is recorded in the "Interest and Other" segment.

     Interest expense on investment borrowings decreased during the 1996 periods primarily due to a decrease in investment borrowing activities. Average investment borrowings of the annuity operations were $254.2 million and $325.5 million during the first nine months of 1996 and 1995, respectively.

                         CONSECO, INC. AND SUBSIDIARIES



     Amortization related to operations in the third quarter of 1996 increased 23 percent over 1995, to $25.8 million and in the first nine months of 1996 increased 7.7 percent over 1995, to $66.8 million. Amortization related to operations in 1996 reflects the use of the step-basis method of purchase accounting for the additional purchase of CCP common stock. In addition, the higher amortization reflects the increase in the amount of business in-force issued.

     Amortization related to realized gains (losses) fluctuates as a result of the change in realized gains discussed above.

     Income tax expense decreased in the third quarter of 1996 primarily due to the release of $2.2 million of deferred income taxes previously accrued on income related to ALH. Such deferred tax is no longer required because the ALH transaction was completed without incurring this tax.

     Extraordinary charge in the 1996 period represents the loss recognized on the repayment of the $125.0 million principal amount outstanding under the senior credit facility of ALH.

     Minority interest in the 1996 period is reduced by $10.2 million as a result of provisions of the Partnership II Agreement, which provide for an additional ownership interest in ALH to be allocated to the general partner (Conseco) when returns to the limited partners exceed prescribed targets (see "Acquisition of American Life Holdings, Inc." in the notes to the consolidated financial statements). The $10.2 million reduction represents Conseco's increased ownership interest in the previously reported net income of ALH as a result of the termination of Partnership II. Minority interest in both 1996 and 1995 include: (i) dividends on preferred stock of a subsidiary of ALH; (ii) dividends on preferred stock of ALH issued to finance a portion of the Acquisition; and (iii) the portion of earnings applicable to ALH minority common shareholders. CCP's minority interest was eliminated after the CCP Merger.

                         CONSECO, INC. AND SUBSIDIARIES



LPG Life Insurance Operations:

                                                                 As included
                                                                 in Conseco's
                                                                consolidated
                                                                  financial                  Prior to acquisition
                                                                  statements                    (prior basis)
                                                                  ----------                  --------------------

                                                                 Three months     Three months  Six months     Nine months
                                                                     ended           ended         ended          ended
                                                                 September 30,    September 30,  June 30,     September 30,
                                                                     1996            1995          1996           1995
                                                                     ----            ----          ----           ----
                                                                                    (Dollars in millions)
Revenues:
   Insurance policy income....................................      $ 81.9          $ 78.8          $155.8         $215.7
   Investment activity:
     Net investment income ...................................        77.0            72.4           148.3          211.4
     Net trading losses.......................................         (.3)             -               -              -
     Net realized gains (losses)..............................        (1.7)           11.9             2.3           14.3
Total revenues................................................       157.7           164.1           309.0          444.3
Benefits and expenses:
   Insurance policy benefits and change in future
     policy benefits..........................................        55.7            43.3            83.0          134.4
   Interest expense on annuities and financial products.......        38.3            37.1            75.1          101.0
   Interest expense on notes payable..........................         6.8             9.7            11.8           21.7
   Interest expense on investment borrowings..................          .2             2.1             2.1            6.1
   Amortization related to operations.........................         8.8            28.5            65.6           68.7
   Amortization related to realized gains (losses)............         -               (.2)             .1            (.7)
   Other operating costs and expenses.........................        17.8            20.4            35.9           72.3
Income before taxes and minority interest.....................        30.1            23.2            27.5           40.8
Income tax expense............................................        12.0             8.4            11.6           14.7
Income before minority interest...............................        18.1            14.8            15.9           26.1
Extraordinary charge..........................................          .3             -               -              -
Net income....................................................        17.8            14.8            15.9           26.1

Summarized by component, all net of applicable expenses
   and taxes:
     Operating earnings ......................................        19.4             6.9            14.5           16.3
     Net trading losses.......................................         (.2)            -               -              -
     Net realized gains (losses)..............................        (1.1)            7.9             1.4            9.8
     Extraordinary charge.....................................         (.3)            -               -              -
     Net income ..............................................        17.8            14.8            15.9           26.1

     General. LPG life insurance operations include earnings from LPG and its four principal life insurance subsidiaries. After the LPG Merger, LPG is a wholly owned subsidiary of Conseco. Conseco accounted for the LPG Merger as a purchase. As a result, financial data for periods subsequent to July 1, 1996, reflect purchase accounting and, accordingly, data for the periods prior to the LPG Merger may not be comparable with data for the third quarter of 1996.
Significant accounting adjustments recorded as a result of the adoption of the new basis are described in the notes to the consolidated financial statements.

     Operating data for the nine months ended September 30, 1996, are presented in two periods: the six months ended June 30, 1996, (the period prior to the adoption of a new basis of accounting) and the three months ended September 30, 1996.

                         CONSECO, INC. AND SUBSIDIARIES



     Insurance policy income consists of premiums received on traditional life insurance products, mortality charges and administrative fees earned on universal life insurance products and policy fund and surrender charges assessed against investment-type products. In the third quarter of 1996, this account increased 3.9 percent from 1995, to $81.9 million, and in the first nine months of 1996 increased 10 percent from 1995, to $237.7 million. Such increases reflect the growth in the universal life in-force block of business.

     Net investment income in the third quarter of 1996 increased 6.4 percent from 1995, to $77.0 million. Average invested assets (amortized cost basis) were $3.9 billion in the third quarter of both 1996 and 1995 while the yield earned on average invested assets increased to 7.9 percent in 1996 from 6.9 percent in 1995. Such amounts reflect the effect of purchase accounting to record the LPG Merger.

     Interest expense on annuities and financial products in the third quarter of 1996 increased 3.2 percent from 1995, to $38.3 million. The increase in the 1996 period reflects growth in the in-force block of annuities through operations.

     Interest expense on notes payable decreased 30 percent to $6.8 million in the third quarter of 1996 primarily due to the repayment in the third quarter of 1996, of $148.7 million principal amount outstanding under LPG's bank credit facility.

     Interest expense on investment borrowings fluctuates based on investment borrowing activities.

     Amortization related to operations in the third quarter of 1996 reflects the effect of purchase accounting to record the LPG Merger. Amortization related to operations in 1996 consists of amortization of goodwill, the cost of policies purchased for business in force at July 1, 1996, and the cost of policies produced subsequent to July 1, 1996.

     Income tax expense in the third quarter of 1996 increased 44 percent from 1995, to $12.0 million, primarily due to the increase in pretax income. The effective tax rates of 40 percent for 1996 and 36 percent for 1995 exceeded the statutory corporate tax rate (35 percent) primarily because goodwill amortization cannot be deducted for federal income tax purposes.

                         CONSECO, INC. AND SUBSIDIARIES



Other Life Insurance Operations:

                                                                         Three months ended         Nine months ended
                                                                            September 30,             September 30,
                                                                         ------------------        -------------------
                                                                         1996          1995        1996           1995
                                                                         ----          ----        ----           ----
                                                                                      (Dollars in millions)
Revenues:
   Insurance policy income.............................................   $12.1       $12.7          $36.1        $38.0
   Investment activity:
     Net investment income.............................................    18.0        19.1           53.3         53.7
     Net trading losses................................................     (.6)        (.8)          (1.5)        (1.6)
     Net realized gains (losses).......................................      .3        (2.3)            .2         (4.4)
Total revenues.........................................................    29.8        28.7           88.1         85.8
Benefits and expenses:
   Insurance policy benefits and change in future policy benefits......    14.5        17.5           43.2         47.3
   Interest expense on annuities and financial products................     5.2         5.2           16.5         14.0
   Amortization related to operations..................................     1.2         1.3            3.6          3.7
   Amortization related to realized gains (losses).....................      .2        (1.8)            .5         (2.5)
   Other operating costs and expenses..................................     3.0         3.8            9.4         12.1
Income before taxes ...................................................     5.5         2.7           15.0         11.7
Income tax expense ....................................................     2.1         1.1            5.8          5.1
Net income.............................................................     3.4         1.6            9.2          6.6

Summarized by component, all net of applicable expenses and taxes:
     Operating earnings ...............................................     3.8         2.5           10.4          8.9
     Net trading losses................................................     (.4)        (.6)          (1.0)        (1.2)
     Net realized losses...............................................     -           (.3)           (.2)        (1.1)
     Net income .......................................................     3.4         1.6            9.2          6.6

     General. Other life insurance operations include Conseco's other wholly owned life insurance companies, Bankers National Life Insurance Company, National Fidelity Life Insurance Company and Lincoln American Life Insurance Company.

     Insurance policy income relates primarily to premiums from products with mortality and morbidity features. Recent declines resulted from decreased emphasis on generating new premiums from these products.

     Net investment income and average invested assets of this segment did not change materially in 1996. Net investment income in 1996 reflects: (i) a decrease in income from other invested assets, offset by (ii) an increase in investment income related to separate account activities (which was $9.3 million and $6.6 million in the first nine months of 1996 and 1995, respectively, and is offset by a corresponding charge to interest expense on annuities and financial products).

     Net realized gains (losses) often fluctuate from period to period. The other life insurance operations sold $76.5 million and $40.0 million of fixed maturity investments in the third quarter of 1996 and 1995, respectively, and $213.2 million and $74.2 million in the first nine months of 1996 and 1995, respectively. Net realized losses in the 1995 periods included a $1.5 million writedown of corporate securities as a result of conditions which caused the Company to conclude that a decline in the fair value of the securities was other than temporary.

     Insurance policy benefits and change in future policy benefits relate solely to policies with mortality and morbidity features. These benefits decreased in 1996 as a result of improved mortality experience.

     Interest expense on annuities and financial products increased in 1996 primarily as a result of increased charges related to investment income from separate accounts (see net investment income), offset by a reduction in credited rates. The average rate credited on all insurance liabilities (other than separate accounts where the credited amount is based on investment income from the segregated investments) was approximately 6.8 percent and 7.0 percent at September 30, 1996 and 1995, respectively.

                         CONSECO, INC. AND SUBSIDIARIES





Fee-Based Operations:

                                                                         Three months ended        Nine months ended
                                                                            September 30,            September 30,
                                                                         ------------------        -------------------
                                                                         1996          1995        1996           1995
                                                                         ----          ----        ----           ----
                                                                                        (Dollars in millions)

Revenues:
   Investment management...............................................  $ 11.3      $ 11.2        $  33.2      $ 33.9
   Commissions.........................................................     6.3         3.7           19.2         9.4
   Administrative services, net of directly related expenses...........    15.0        11.9           34.4        35.7
Total revenues.........................................................    32.6        26.8           86.8        79.0
Less intercompany eliminations.........................................   (23.0)      (18.8)         (57.1)      (55.4)
Revenues reported......................................................     9.6         8.0           29.7        23.6

Net income attributable to:
   Investment management...............................................     4.2         5.1           12.8        15.6
   Commissions.........................................................    (1.2)        (.9)          (2.0)       (2.3)
   Administrative services.............................................     8.9         6.8           21.6        20.4
Net income.............................................................    11.9        11.0           32.4        33.7

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

                         CONSECO, INC. AND SUBSIDIARIES



Restructuring Activities:

                                                                         Three months ended         Nine months ended
                                                                            September 30,             September 30,
                                                                         ------------------        -------------------
                                                                         1996          1995        1996           1995
                                                                         ----          ----        ----           ----
                                                                                        (Dollars in millions)
   Incentive earnings..................................................   $11.1     $   -            $11.1      $   -
   Gain on sale of investment in Noble Broadcast Group, Inc............     -           -             30.4          -
   Non-recurring restructuring charges.................................   (11.1)        -            (12.5)         -
   Income tax expense (benefit)........................................     -        (8.4)            12.2       (74.9)
   Minority interest...................................................     -           -               .5          -
   Net income..........................................................     -         8.4             17.7        74.9

     The Partnership II Agreement provided that Conseco's ownership interest in ALH would increase if returns to the limited partners were in excess of prescribed targets. The termination of Partnership II caused such targets to be exceeded, resulting in incentive earnings of $11.1 million (see "Acquisition of American Life Holdings, Inc." in the notes to the consolidated financial statements).

     Restructuring income in the first nine months of 1996 also included a gain from the sale of Conseco's investment in Noble Broadcast Group, Inc. ("Noble"). Such gain represents an annualized pre-tax return of approximately 230 percent. Conseco acquired an interest in Noble (a private company which owned and operated radio stations) in 1995 in return for providing Noble with $37 million of subordinated debt financing. Income tax expense was reduced by $8.4 million in the third quarter of 1995, and by $66.5 million in the second quarter of 1995 as a result of the release of deferred income taxes previously accrued on undistributed income related to CCP and BLH, respectively.

     Non-recurring restructuring expenses were incurred primarily in conjunction with the consolidation of LPG's and ALH's operations with Conseco's home office operations.

Interest and Other:

                                                                         Three months ended         Nine months ended
                                                                            September 30,             September 30,
                                                                         ------------------        -------------------
                                                                         1996          1995        1996           1995
                                                                         ----          ----        ----           ----
                                                                                     (Dollars in millions)

Net investment income..................................................   $11.8      $  3.4          $20.3      $  6.7
Total revenues.........................................................    11.8          .9           21.2         2.6
Interest expense on notes payable......................................    19.7        14.6           51.4        28.1
Other expenses.........................................................      .1         2.0            2.4        18.8
Income tax benefit.....................................................     2.5         7.5           14.5        17.9
Loss before extraordinary charge.......................................     5.5         8.2           18.1        26.4
Extraordinary charge on extinguishment of debt ........................     (.6)          -           (9.9)          -
Net loss  .............................................................     6.2         8.2           28.0        26.4

     The "Interest and Other" segment primarily includes investment income earned on the investments of the holding companies and financing costs for debt on which Conseco is directly liable.

     Net investment income increased in the 1996 periods as a result of interest on a surplus debenture receivable from a former CCP subsidiary which is eliminated in consolidation.

     Interest expense on notes payable increased in the first nine months of 1996 as a result of: (i) borrowings under the Credit Agreement used to finance the CCP Merger and the purchase of additional shares of BLH; (ii) interest expense on the $200 million 10.5 percent senior notes issued by CCP, which became a direct obligation of Conseco at the CCP Merger date; (iii) borrowings under the Credit Agreement and the new bridge loan used to finance a portion of the ALH Transaction and the ALH Capital Contribution; and (iv) borrowings under the Credit Agreement used to repay amounts borrowed under LPG's former bank credit facility.

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

     Total premium collections by the companies in which Conseco has ownership interests were as follows:

                                                                         Three months ended        Nine months ended
                                                                           September 30,              September 30,
                                                                         ------------------        -------------------
                                                                         1996          1995        1996           1995
                                                                         ----          ----        ----           ----
                                                                                     (Dollars in millions)

Senior market operations...............................................  $378.6      $357.7         $1,136.5    $1,143.7
Annuity operations.....................................................   322.5       304.6          1,028.7     1,204.3
LPG life insurance operations..........................................   149.3       144.0            453.6       410.4
Other life insurance operations........................................    16.5        19.3             54.0        59.2
                                                                         ------      ------         --------    --------

          Total premium collections....................................  $866.9      $825.6         $2,672.8    $2,817.6
                                                                         ======      ======         ========    ========

     Premiums collected by senior market operations for the third quarter of 1996 were $378.6 million, of which $64.8 million were recorded as deposits to policy liability accounts. This compares to $357.7 million collected and $58.6 million recorded as deposits to policy liability accounts in the third quarter of 1995. Premiums collected by BLH for the first nine months of 1996 were $1,136.5 million, of which $175.9 million were recorded as deposits to policy liability accounts. This compares to $1,143.7 million collected and $215.4 million recorded as deposits to policy liability accounts in the first nine months of 1995. Collected premiums by type were as follows:

                                                                         Three months ended         Nine months ended
                                                                            September 30,             September 30,
                                                                         ------------------        -------------------
                                                                         1996          1995        1996           1995
                                                                         ----          ----        ----           ----
                                                                                     (Dollars in millions)
Individual health:
     Medicare supplement...............................................  $150.3      $135.3        $  463.0     $  441.2
     Long-term care ...................................................    49.3        39.7           142.2        116.9
     Other.............................................................    18.9        21.8            59.1         71.9
                                                                         ------      ------        --------     --------

         Total individual health.......................................   218.5       196.8           664.3        630.0

   Annuities...........................................................    60.4        57.6           169.0        208.2
   Individual life.....................................................    24.8        23.2            73.3         71.5
   Group and other.....................................................    74.9        80.1           229.9        234.0
                                                                         ------      ------        --------     --------

         Total.........................................................  $378.6      $357.7        $1,136.5     $1,143.7
                                                                         ======      ======        ========     ========

     Medicare supplement premiums increased 11 percent in the third quarter of 1996 and increased 4.9 percent in the first nine months of 1996 compared to the same periods in 1995. Such premiums accounted for 41 percent of total collected premiums in 1996, compared to 39 percent in 1995. The number of new Medicare supplement policies sold in the first nine months of 1996 totaled 33,777, down 30 percent compared to the first nine months of 1995. Annualized new business premiums from such new sales totaled $32.8 million in the first nine months of 1996, compared to $43.4 million in the first nine months of 1995. The decline in new Medicare supplement premiums reflects continued price competition and efforts by BLH's agents to conserve existing policies.

                         CONSECO, INC. AND SUBSIDIARIES



     Long-term care premiums increased 24 percent in the third quarter of 1996 and 22 percent in the first nine months of 1996, compared to the same periods in 1995. Such premiums accounted for 13 percent of total collected premiums in 1996, compared to 10 percent in 1995. The continued growth in this product line reflects new product introductions, the competitiveness of BLH's products, the success of agent cross-selling activities, increased consumer awareness and demand and improved persistency on a larger basis of renewal premiums. Annualized premiums from new sales were $32.1 million in the first nine months of 1996, up 9.2 percent over the same period in 1995.

     Annuity premiums increased 4.9 percent in the third quarter of 1996 and decreased 19 percent in the first nine months of 1996 compared to the same periods in 1995. Annuity sales throughout the industry have been negatively affected during the past several quarters by relatively lower interest rates, which have increased the attractiveness of competing products.

     Collected premiums for other individual health policies decreased 13 percent in the third quarter of 1996 and decreased 18 percent in the first nine months of 1996, compared to the same periods in 1995. The decrease, which was anticipated, follows steps taken previously to improve the profitability of the comprehensive major medical product included in this category.

     Premiums collected by the annuity operations in the first nine months of 1996 were $1,028.7 million, of which $931.2 million were recorded as deposits to insurance liability accounts. This compares to $1,204.3 million collected and $1,129.1 million recorded as deposits to insurance liability accounts in the first nine months of 1995. Total premiums collected through professional independent producers were $819.6 million in the first nine months of 1996, a 16 percent decrease, and comprised 80 percent of collected premiums. Total premiums collected through educator market specialists were $207.6 million in the first nine months of 1996, an 8.7 percent decrease, and comprised 20 percent of collected premiums. Total premiums collected through other distribution channels were $1.5 million in the first nine months of 1996, compared to $2.1 million in 1995.

     Premiums collected by LPG life insurance operations in the first nine months of 1996 were $453.6 million, of which $394.4 million were recorded as deposits to policy liability accounts. This compares to $410.4 million collected and $347.7 million recorded as deposits to policy liability accounts in the first nine months of 1995. Premiums collected by LPG in the third quarter of 1996 were $149.3 million, of which $129.3 million were recorded as deposits to policy liability accounts. This compares to $144.0 million collected and $121.1 million recorded as deposits to liability accounts in the third quarter of 1995. Collected premiums by type were as follows:

                                                                   Three months ended             Nine months ended
                                                                      September 30,                 September 30,
                                                                   ------------------             ------------------
                                                                   1996          1995             1996          1995
                                                                   ----          ----             ----          ----
                                                                                 (Dollars in millions)
     Universal life.......................................      $  86.8         $ 87.5         $262.5          $240.8
     Individual whole and term life.......................         10.4           10.6           35.8            33.9
     Accident and health..................................          5.7            8.2           14.4            17.7
     Annuities............................................         46.4           37.7          140.9           118.0
                                                                 ------         ------        -------          ------

         Total............................................       $149.3         $144.0         $453.6          $410.4
                                                                 ======         ======         ======          ======

     Premiums collected by other life insurance operations decreased 15 percent to $16.5 million in the third quarter of 1996 and decreased 8.8 percent to $54.0 million in the first nine months of 1996 compared to the same periods in 1995. Conseco's other wholly owned subsidiaries were not actively marketing new products during the reported periods.

     LIQUIDITY AND CAPITAL RESOURCES

     Changes in the consolidated balance sheet between December 31, 1995, and September 30, 1996, reflect growth through operations, changes in the fair value of actively managed fixed maturity securities and the capital and financing transactions described in the notes to the consolidated financial statements.

                        CONSECO, INC. AND SUBSIDIARIES


     In accordance with Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities ("SFAS 115"), Conseco records its actively managed fixed maturity investments at estimated fair value. At September 30, 1996, the amortized cost of such investments was decreased by $178.2 million as a result of the SFAS 115 adjustment, compared to an increase of $608.2 million at December 31, 1995. The change in unrealized appreciation (depreciation) resulted from an increasing interest rate environment in the first nine months of 1996, which generally caused the fair value of fixed maturities to decrease.

     Minority interest decreased as a result of: (i) adjustments as a result of SFAS 115; (ii) BLH's purchases of its outstanding common stock; (iii) dividends paid to the minority interest; (iv) the ALH Transaction; and (v) the ALH Preferred Stock Purchase; offset by (vi) the income attributable to minority interest. Changes to minority interest are further described in the notes to the consolidated financial statements.

     The increase in shareholders' equity in the first nine months of 1996 resulted primarily from: (i) the issuance of the PRIDES; (ii) the common stock issued to complete the LPG Merger; (iii) the exercise of stock options; and (iv) the increase in retained earnings attributable to the Company's operations; partially offset by (v) the change in unrealized appreciation (depreciation) to reflect the decrease in the estimated fair value of Conseco's actively managed fixed maturity securities and (vi) stock repurchases.

     Dividends declared on common stock for the nine months ended September 30, 1996, were $.1025 per share. On August 8, 1996, the Company's Board of Directors increased the quarterly cash dividend to be paid on October 1, 1996 from 2 cents per share to 6-1/4 cents per share.

     The following table summarizes book value per common share and certain financial ratios as of and for the nine months ended September 30, 1996, and the year ended December 31, 1995:

                                                                                       September 30,    December 31,
                                                                                           1996             1995
                                                                                           ----             ----
Book value per common share:
   As reported........................................................................    $25.22            $20.44
   Excluding unrealized appreciation (depreciation) (a)...............................     25.92             17.66
   Pro forma (a), (b).................................................................     26.90

Ratio of earnings to fixed charges:
   As reported........................................................................     1.61X             1.57X
   Excluding interest on annuities and financial products.............................     4.32X             3.80X

Ratio of earnings to fixed charges and preferred dividends:
   As reported........................................................................     1.48X             1.50X
   Excluding interest on annuities and financial products.............................     2.97X             3.06X

Ratio of statutory earnings to cash interest (c)......................................     4.11X             3.79X

Ratio of debt for which  Conseco is directly  liable to total capital of Conseco only:
   As reported........................................................................      .36X              .44X
   Excluding unrealized appreciation (depreciation) (a)...............................      .36X              .47X

Ratio of debt for which  Conseco  is  directly  liable  and debt of BLH to total capital of Conseco and BLH:
     As reported......................................................................      .43X              .50X
     Excluding unrealized appreciation (depreciation) (a).............................      .42X              .52X

Ratio of total debt to total capital:
   As reported........................................................................      .43X              .49X
   Excluding unrealized appreciation (depreciation) (a)...............................      .43X              .53X






                         CONSECO, INC. AND SUBSIDIARIES

(a)  Excludes the effect of reporting fixed maturity securities at fair value.

(b) Pro forma book value per share at September 30, 1996, is presented as if the PRIDES were converted into Conseco common stock as of that date.

(c) Statutory earnings represent gain from operations before interest (except interest on annuities and financial products) and income tax of the consolidated life insurance subsidiaries as reported for statutory accounting purposes plus income before interest and income tax of all non-life companies. Cash interest includes interest, except interest on annuities and financial products, of Conseco and the consolidated subsidiaries and BLH that is required to be paid in cash.

     INVESTMENTS

     At September 30, 1996, the amortized cost and estimated fair value of fixed maturity securities (all of which were actively managed) were as follows:

                                                                                       Gross         Gross      Estimated
                                                                         Amortized  unrealized    unrealized      fair
                                                                           cost        gains        losses        value
                                                                           ----        -----        ------        -----
                                                                                       (Dollars in millions)
United States Treasury securities and obligations of United
    States government corporations and agencies....................    $    279.3    $    2.6      $    3.1   $    278.8
Obligations of states and political subdivisions and foreign
   government obligations..........................................         219.2         2.5           3.5        218.2
Public utility securities..........................................       2,237.6        19.8          62.4      2,195.0
Other corporate securities.........................................       8,489.1        66.3         158.7      8,396.7
Mortgage-backed securities.........................................       4,912.8        29.1          70.8      4,871.1
                                                                        ---------    --------       -------    ---------

         Total fixed maturity securities ..........................     $16,138.0      $120.3        $298.5    $15,959.8
                                                                        =========      ======        ======    =========

     The following table sets forth the investment ratings of fixed maturity securities at September 30, 1996 (designated categories include securities with "+" or "-" rating modifiers). The category assigned is the highest rating by a nationally recognized statistical rating organization, or as to $541.9 million fair value of fixed maturities not rated by such firms, the rating assigned by the National Association of Insurance Commissioners ("NAIC"). For purposes of the table, NAIC Class 1 securities are included in the "A" rating; Class 2, "BBB"; Class 3, "BB" and Classes 4 to 6, "B and below."

                                                                            Percent of
                      Investment                               ------------------------------------
                        rating                                 Fixed maturities   Total investments
                       -------                                 ----------------   -----------------
                       AAA...................................          35%                30%
                       AA....................................          10                  9
                       A.....................................          25                 22
                       BBB...................................          25                 22
                                                                      ---                 --

                              Investment grade...............          95                 83
                                                                      ---                 --

                       BB....................................           3                  3
                       B and below...........................           2                  2
                                                                      ---                ---

                              Below investment grade.........           5                  5
                                                                      ---                ---

                              Total fixed maturities.........         100%                88%
                                                                      ===                 ==

                         CONSECO, INC. AND SUBSIDIARIES



     At September 30, 1996, our below investment grade fixed maturity securities had an amortized cost of $910.4 million and an estimated fair value of $886.5 million.

     During the first nine months of 1995, we recorded writedowns of fixed maturity securities of $15.9 million as a result of changes in conditions which caused us to conclude that a decline in fair value of the investments was other than temporary. There were no such writedowns in 1996. At September 30, 1996, fixed maturity securities in default as to the payment of principal or interest had an aggregate amortized cost of $7.2 million and a fair value of $7.6 million.

     Sales of invested assets (primarily fixed maturity securities) during the first nine months of 1996 generated proceeds of $5.0 billion, net realized gains of $16.3 million and net trading losses of $6.5 million. Sales of invested assets during the first nine months of 1995 generated proceeds of $3.4 billion, net realized gains of $93.7 million and net trading income of $2.8 million.

     At September 30, 1996, fixed maturity investments included $4.9 billion (or 31 percent of all fixed maturity securities) of mortgage-backed securities, of which $2.6 billion were collateralized mortgage obligations ("CMOs") and $2.3 billion were pass-through securities. CMOs are securities backed by pools of pass-through securities and/or mortgages that are segregated into sections or "tranches." These securities provide for sequential retirement of principal, rather than the retirement of principal on a pro rata basis, such as occurs on pass-through securities through regular monthly principal payments.

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

                         CONSECO, INC. AND SUBSIDIARIES


     The following table sets forth the par value, amortized cost and estimated fair value of mortgage-backed securities including CMOs at September 30, 1996, summarized by interest rates on the underlying collateral:

                                                                                         Par        Amortized    Estimated
                                                                                        value         cost      fair value
                                                                                        -----         ----      ----------
                                                                                              (Dollars in millions)
Below 7 percent   ...............................................................     $1,713.1       $1,642.5     $1,611.7
7 percent - 8 percent............................................................      2,418.6        2,339.8      2,328.6
8 percent - 9 percent............................................................        566.5          557.9        557.7
9 percent and above..............................................................        369.7          372.6        373.1
                                                                                      --------       --------     --------

             Total mortgage-backed securities....................................     $5,067.9       $4,912.8     $4,871.1
                                                                                      ========       ========     ========

     The amortized cost and estimated fair value of mortgage-backed securities including CMOs at September 30, 1996, summarized by type of security, were as follows (dollars in millions):

                                                                                                     Estimated fair value
                                                                                                     --------------------
                                                                                                                  Percent
                                                                                     Amortized                    of fixed
Type                                                                                   cost          Amount      maturities
----                                                                                   ----          ------      ----------
Pass-throughs and sequential and targeted amortization classes...................     $3,435.2       $3,401.4         22%
Support classes..................................................................        205.9          211.0          2
Accrual (Z tranche) bonds........................................................         48.8           49.4          -
Planned amortization classes and accretion directed bonds........................        858.0          844.6          5
Subordinated classes ............................................................        364.9          364.7          2
                                                                                     ---------       --------        ---

                                                                                      $4,912.8       $4,871.1         31%
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

                         CONSECO, INC. AND SUBSIDIARIES



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

     At September 30, 1996, the balance of mortgage loans was comprised of 89 percent commercial loans, 9 percent residential and 2 percent residual interests in collateralized mortgage obligations. Less than 1 percent of mortgage loans were noncurrent (loans which are two or more scheduled payments past due) at September 30, 1996. At September 30, 1996, our loan loss reserve was $4.3 million.

     Investment borrowings averaged approximately $371.6 million during the first nine months of 1996, compared to approximately $460 million during the same period of 1995. Such borrowings were collateralized by investment securities with fair values approximately equal to the loan value. The weighted average interest rate on such borrowings was 5.4 percent and 5.6 percent during the first nine months of 1996 and 1995, respectively.

     STATUTORY INFORMATION

     Our insurance subsidiaries are required to follow statutory accounting practices ("SAP") prescribed or permitted by state insurance regulators. SAP differs in many respects from generally accepted accounting principles ("GAAP"). After appropriate eliminations of intercompany accounts, the Company's life insurance subsidiaries reported the following amounts to regulatory agencies at September 30, 1996 (dollars in millions):

                  Statutory capital and surplus .............................     $1,021.3

                  Asset valuation reserve ("AVR")............................        214.7

                  Interest maintenance reserve ("IMR").......................        258.5

                  Portion of surplus debenture carried as a liability .......         87.8
                                                                                  --------

                     Total...................................................     $1,582.3
                                                                                  ========

     At September 30, 1996, the ratio of such consolidated statutory account balances to consolidated statutory liabilities (excluding AVR, IMR, the portion of surplus debentures carried as a liability, liabilities from separate account business and short-term collateralized borrowings) was 9.4 percent, compared to a ratio of 10.2 percent at December 31, 1995. Decreases to such accounts due to payments made by the life insurance subsidiaries to non-life parent companies in 1996 (including dividend payments of $72.4 million and surplus debenture payments of $62.8 million) were largely offset by statutory earnings of such life insurance subsidiaries. The inclusion of LPG's insurance subsidiaries after the date of the LPG Merger was the primary reason for the decrease in such ratio.

     In connection with BLH's acquisition, BLH increased the capital of one of its life insurance subsidiaries (Bankers Life Insurance Company of Illinois "BLI") by providing cash in exchange for a surplus debenture. The remaining balance of the surplus debenture of $400.0 million at September 30, 1996, is considered a part of BLI's statutory capital and surplus. Payments to BLH of principal and interest on the surplus debenture may be made from available funds only with the approval of the Illinois Department of Insurance ("DOI") when its Director is satisfied that the financial condition of BLI warrants that action. Such approval may not be withheld provided the surplus of BLI exceeds, after such payment, approximately $128.0 million. BLI's surplus at September 30, 1996, was $339.3 million. During the first nine months of 1996, BLI made a scheduled principal payment on the surplus debenture of $30.0 million plus accrued interest. All dividend payments by BLI are subject to prior written approval of the DOI. During the first nine months of 1996, BLI paid extraordinary dividends of $35.0 million to BLH.

     BLI's ability to service its obligations under the surplus debenture is dependent upon its ability to receive dividends and tax sharing payments from its subsidiary, Bankers Life and Casualty Company ("BLC"). BLC may, upon prior notice to the DOI, pay dividends in any twelve-month period up to the greater of: (i) statutory income from operations for the prior year; or (ii) 10 percent

                         CONSECO, INC. AND SUBSIDIARIES



of statutory capital and surplus at the end of the prior year. Additionally, as a condition to its 1992 acquisition, BLC agreed not to pay dividends if, immediately after such payment, BLC's ratio of adjusted capital to risk-based capital ("RBC") would be less than 100 percent. Calculations using the RBC formula indicate that BLC's adjusted capital is greater than twice its total RBC at September 30, 1996. Dividends in excess of maximum amounts prescribed by the state statutes may not be paid without DOI approval. BLC paid regular dividends to BLI of $59.6 million during the first nine months of 1996. During the remainder of 1996, BLC may pay additional dividends up to $26.4 million without regulatory approval.

     During the first nine months of 1996, the wholly owned life insurance subsidiaries paid $37.4 million of ordinary dividends and made a scheduled principal payment on a surplus debenture of $29.0 million to Conseco. During the remainder of 1996, the wholly owned insurance subsidiaries may pay additional dividends up to $60.5 million without the permission of state regulatory authorities.

     At the date of the LPG Merger, the capital of Wabash Life Insurance Company (a life insurance subsidiary of LPG and the parent of LPG's other life insurance subsidiaries, "Wabash") included two surplus debentures with an unpaid principal balance of $257.9 million. Wabash made scheduled principal payments of $3.8 million plus accrued interest on the surplus debentures during the three months ended September 30, 1996.

     Statutory regulations restrict the amount of capital and surplus of life insurance subsidiaries that may be transferred to the parent in the form of dividends, loans or advances. Payments to LPG by Wabash of principal and interest on the surplus debentures may be made by Wabash from its available funds only when the Kentucky Department of Insurance is satisfied that the financial condition of Wabash warrants that action. Additionally, under the terms of the surplus debentures, payments of principal and interest may be made only to the extent the statutory capital and surplus of Wabash exceeds 25 percent of statutory liabilities exclusive of the surplus debentures. Wabash's statutory surplus at September 30, 1996, was $191.7 million, which exceeded the minimum required capital and surplus by $101.9 million.

     The surplus of ALH's primary life insurance subsidiary, American Life and Casualty Insurance Company ("American Life and Casualty"), includes a surplus note with a balance of $50.0 million at September 30, 1996. The payment of dividends and other distributions, including surplus note payments, by American Life and Casualty to ALH is subject to regulation by the Iowa Insurance Division. Currently, American Life and Casualty may pay dividends or make other distributions without the prior approval of the Iowa Insurance Division, unless such payments, together with all other such payments within the preceding 12 months, exceed the greater of (i) American Life and Casualty's net gain from operations (excluding net realized capital gains or losses) for the preceding calendar year or (ii) 10 percent of its statutory surplus at the preceding December 31. For 1996, up to $31.0 million can be distributed as dividends and surplus note payments by American Life and Casualty (of which $9.8 million had been distributed through September 30, 1996). Dividends and surplus note payments may be made only out of earned surplus, and all surplus note payments are subject to prior approval by the Iowa Insurance Division. At September 30, 1996, American Life and Casualty had earned surplus of $113.2 million.

                         CONSECO, INC. AND SUBSIDIARIES




                           PART II - OTHER INFORMATION



ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

                                PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

       a)  Exhibits.

           10.8.13 Form of Promissory Note payable to the Registrant relating to the Registrant's Director, Executive and Senior Officer Stock Purchase Plan.

           10.39 $100,000,000 Promissory Note of Conseco, Inc. dated September 30, 1996 ("Bridge Facility") was filed as Exhibit
                    10.1  to  the  Registration   Statement  on  Form  S-3  (No.
                    333-14991) and is incorporated herein by reference.

           10.40 Waiver of NationsBank, N.A. (South), dated November 6, 1996, under the Bridge Facility was filed as Exhibit 10.2 to the Registration Statement on Form S-3 (No. 333-14991) and is incorporated herein by reference.

           10.41 Waiver of the banks, dated November 6, 1996, under the Conseco, Inc. $500 million Senior Credit Facility was filed as Exhibit 10.3 to the Registration Statement on Form S-3 (No. 333-14991) and is incorporated herein by reference.

           10.42 Commitment Letter dated September 13, 1996, by and among Conseco, Inc., NationsBank, N.A. and NationsBank Capital Markets, Inc. was filed as Exhibit 10.4 to the Registration Statement on Form S-3 (No. 333-14991) and is incorporated herein by reference.

           11.1     Computation of Earnings Per Share - Primary.

           11.2     Computation of Earnings Per Share - Fully Diluted.

           12.1     Computation of Ratio of Earnings to Fixed Charges.

           27.0     Financial Data Schedule.

           99.1 Pro Forma Consolidated Statement of Operations of Conseco, Inc. and Subsidiaries for transactions that have already occurred.

           99.2 Pro Forma Consolidated Financial Statements of Conseco, Inc. and Subsidiaries.

      b)   Reports on Form 8-K.

           A report on Form 8-K dated August 2, 1996, was filed with the Commission to report under Item 2, the acquisition of Life Partners Group, Inc.

           A report on Form 8-K dated August 25,1996, was filed with the Commission to report under Item 5, the following events: (i) the signing of a definitive merger agreement with American Travellers Corporation; (ii) the signing of a definitive merger agreement with Capitol American Financial Corporation; (iii) the intention to acquire the common stock of American Life Holdings, Inc. not already owned by Conseco; (iv) the intention to acquire the common stock of Bankers Life Holding Corporation not already owned; and (v) the call for redemption of all of Conseco's outstanding Series D Cumulative Convertible Preferred Stock.

           A report on Form 8-K dated September 25, 1996, was filed with the Commission to report under Item 5, the following events: (i) the signing of a merger agreement with Transport Holdings Inc.; (ii) the redemption of Conseco's Series D Cumulative Convertible Preferred Stock; and (iii) the completion of the acquisition of all of the common shares of American Life Holdings, Inc. not already owned by Conseco.

                         CONSECO, INC. AND SUBSIDIARIES






                                    SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                        CONSECO, INC.


    Dated: November 13, 1996            By:   /s/ ROLLIN M. DICK
                                              ------------------
                                              Rollin M. Dick,
                                              Executive Vice President and
                                               Chief Financial Officer
                                               (authorized officer and principal
                                               financial officer)