Form 10-K
period 1996-12-31
CONSECO INC ET AL
filed 1997-03-25
CIK 719241

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-K

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

           For the fiscal year ended December 31, 1996 or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]

                  For the transition period from ____ to ____

                         Commission file number: 1-9250

                                  Conseco, Inc.

            Indiana No.                              35-1468632
      ----------------------                ------------------------------
      State of Incorporation                IRS Employer Identification No.

         11825 N. Pennsylvania Street
           Carmel, Indiana  46032                     (317) 817-6100
    -------------------------------------              -------------
   Address of principal executive offices                Telephone

           Securities registered pursuant to Section 12(b) of the Act:

                                                  Name of each exchange
         Title of each class                       on which registered
         -------------------                       -------------------
      Common Stock, No Par Value               New York Stock Exchange, Inc.
     8-1/8% Senior Notes due 2003              New York Stock Exchange, Inc.
     10-1/2% Senior Notes due 2004             New York Stock Exchange, Inc.
 7% PRIDES Convertible Preferred Stock         New York Stock Exchange, Inc.
9.16%Trust Originated Preferred Securities     New York Stock Exchange, Inc.

     Securities registered pursuant to Section 12(g) of the Act:

                           Common Stock, No Par Value

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days: Yes [x] No [ ]

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     Aggregate market value of common stock held by nonaffiliates (computed as of March 14, 1997): $7,326,991,680

    Shares of common stock outstanding as of March 14, 1997: 183,174,792

    DOCUMENTS INCORPORATED BY REFERENCE: Portions of the Registrant's definitive proxy statement for the annual meeting of shareholders to be held May 13, 1997 are incorporated by reference into Part III of this Report.

                                     PART I

ITEM 1. BUSINESS OF CONSECO.

       Background

       Conseco, Inc. is a financial services holding company. Conseco develops, markets and administers annuity, individual health insurance and individual life insurance products. As used in this report, the terms "Conseco" or the "Company" refer to Conseco, Inc. and its consolidated subsidiaries, unless the context requires otherwise. Conseco's operating strategy is to grow the insurance business within its subsidiaries by focusing its resources on the development and expansion of profitable products and strong distribution channels. Conseco has supplemented such growth by acquiring companies that have profitable niche products, strong distribution systems and progressive management teams who can work with Conseco to implement Conseco's operating and growth strategies. Once a company has been acquired, Conseco's operating strategy has been to consolidate and streamline management and administrative functions, to realize superior investment returns through active asset management, to eliminate unprofitable products and distribution channels, and to expand and develop the profitable distribution channels and products.

       Since 1982, Conseco has acquired 15 insurance groups and related businesses; 10 as wholly owned subsidiaries and five through its acquisition partnerships. Conseco's first acquisition partnership, Conseco Capital Partners, L.P. ("Partnership I"), was dissolved in 1993 after distributing to its partners the securities of the companies it had acquired. Conseco Capital Partners II, L.P. ("Partnership II"), Conseco's second acquisition partnership, was liquidated in 1996 after Conseco purchased from the other partners all of the common shares of American Life Holdings, Inc. ("ALH", formerly The Statesman Group, Inc.) not already owned by Conseco. Conseco terminated its partnership activity in 1996 because changes in the regulatory and rating agency environment had made it difficult to structure leveraged acquisitions of life insurance companies.

       On August 31, 1995, the Company purchased all of the shares of common stock of CCP Insurance, Inc. ("CCP") it did not previously own (representing 51 percent of CCP's outstanding shares). In the transaction, CCP was merged into Conseco, with Conseco being the surviving corporation. The merger and the related transactions are referred to herein as the "CCP Merger". As a result of the CCP Merger, CCP's subsidiaries -- Great American Reserve Insurance Company ("Great American Reserve") and Beneficial Standard Life Insurance Company ("Beneficial Standard") -- became wholly owned subsidiaries of Conseco. The accounts of CCP's subsidiaries are consolidated with Conseco's effective January 1, 1995.

       On August 2, 1996, Conseco acquired (the "LPG Merger") Life Partners Group, Inc. ("LPG"). LPG became a wholly owned subsidiary of Conseco. In the LPG Merger, Conseco issued a total of 32.6 million shares of its common stock (or common stock equivalents) with a value of $586.8 million. Conseco also assumed LPG notes payable of $253.1 million. LPG's subsidiaries sell a diverse portfolio of universal life insurance and, to a lesser extent, annuity products to individuals.

       On September 30, 1996, Conseco acquired the remaining 62 percent of the common shares of ALH not already owned by Conseco or its affiliates for approximately $165 million in cash. ALH is a provider of retirement savings annuities. ALH has been included in Conseco's consolidated financial statements since ALH's acquisition by Partnership II in September 1994.

       On December  17,  1996,  Conseco  acquired  (the "ATC  Merger")  American
Travellers Corporation ("ATC"). ATC was merged with and into Conseco, with Conseco being the surviving corporation. In the ATC Merger, Conseco issued a total of 21.0 million shares of its common stock (or common stock equivalents) with a value of $630.9 million. In addition, Conseco assumed $102.8 million of ATC's convertible subordinated debentures, which became convertible into 7.9 million shares of Conseco common stock with a value of $248.3 million. ATC is a leading marketer and underwriter of long-term care insurance. ATC also markets and underwrites other supplemental accident and health insurance policies, as well as life insurance.

       On December 23, 1996, Conseco acquired (the "THI Merger") Transport Holdings Inc. ("THI"). THI was merged with and into Conseco, with Conseco being the surviving corporation. In the THI Merger, Conseco issued a total of 4.9 million shares of its common stock (or common stock equivalents) with a value of $121.7 million. In addition, pursuant to an exchange offer, all of THI's Subordinated Convertible Notes were exchanged for 4.2 million shares of Conseco common stock with a value of $106.2 million, plus a cash premium of $11.9 million. THI is principally engaged in the underwriting and distribution of supplemental health insurance.

       On December 31, 1996, Conseco acquired (the "BLH Merger") the 9.6 percent of the common shares of Bankers Life Holding Corporation ("BLH") not already owned by Conseco or its affiliates. BLH was merged into a wholly owned subsidiary of Conseco. In the BLH Merger, Conseco issued a total of 3.9 million shares of Conseco common stock (or common stock equivalents) with a value of $123.0 million. BLH is one of the nation's largest writers of individual health insurance products, based on collected premiums. BLH also markets a variety of annuity, life and group insurance products. BLH has been included in Conseco's consolidated financial statements since November 1992, when BLH was acquired by Partnership I.

       Conseco owned the following life insurance companies at December 31, 1996:

       - Bankers Life and Casualty Company ("Bankers Life"), Bankers Life Insurance Company of Illinois and Certified Life Insurance Company, formerly subsidiaries of BLH;

       - Great American Reserve, Beneficial Standard and Jefferson National Life Insurance Company of Texas, in which Conseco has had an ownership interest since their acquisition by Partnership I in 1990 and 1991, respectively, and which became wholly owned subsidiaries in August 1995;

       - the subsidiaries of ALH, which are also subsidiaries of Conseco, including American Life and Casualty Insurance Company ("ALC") and Vulcan Life Insurance Company;

       - the subsidiaries of LPG, which are now subsidiaries of Conseco, including Philadelphia Life Insurance Company ("Philadelphia Life"), Massachusetts General Life Insurance Company ("Massachusetts General"), Lamar Life Insurance Company ("Lamar Life") and Wabash Life Insurance Company;

       - the former subsidiaries of ATC, which are now subsidiaries of Conseco, including American Travellers Life Insurance Company ("American Travellers"), United General Life Insurance Company ("United General") and American Travellers Insurance Company of New York;

       - the former subsidiaries of THI, which are now subsidiaries of Conseco, including TLIC Life Insurance Company ("TLIC Life"), Transport Life Insurance Company ("Transport Life") and Continental Life Insurance Company ("Continental Life"); and

       - Bankers National Life Insurance Company, National Fidelity Life Insurance Company and Lincoln American Life Insurance Company, which have profitable blocks of in-force business, although they are currently not pursuing new sales.

       On March 4, 1997, Conseco acquired (the "CAF Merger") Capitol American Financial Corporation ("CAF"). CAF was merged with and became a wholly owned subsidiary of Conseco. In the CAF Merger, each of the approximately 17.7 million shares of CAF common stock and common stock equivalents were converted into the right to receive $30.75 in cash plus 0.1647 of a share of Conseco common stock. Conseco paid $545 million in cash and issued 2.9 million shares of Conseco common stock with a value of approximately $115.7 million to acquire the CAF common stock. In addition, Conseco assumed a note payable of CAF of $31.0 million. CAF, through its insurance subsidiaries, underwrites, markets and distributes individual and group supplemental health and accident insurance. CAF's principal insurance subsidiary is an Arizona-domiciled company, Capitol American Life Insurance Company ("CALI"), which accounted for more than 97 percent of CAF's earned premiums over the last five years. CALI is licensed to sell its products in 47 states, the District of Columbia, Puerto Rico and the U.S. Virgin Islands, and markets its products through a sales force consisting of independent agents, agent organizations and brokers. CAF had total assets of $1.1 billion at December 31, 1996.

       Western National Corporation ("WNC"), an NYSE-listed company, and its wholly owned subsidiary, Western National Life Insurance Company, were wholly owned subsidiaries until February 15, 1994, when WNC completed an initial public offering ("IPO"). Conseco sold a 60 percent interest in WNC in connection with the IPO and sold its remaining 40 percent interest in a separate transaction on December 23, 1994.

       Conseco was organized in 1979 as an Indiana corporation and commenced operations in 1982. Its executive offices are located at 11825 N. Pennsylvania Street, Carmel, Indiana 46032, and its telephone number is (317) 817-6100.

       Pending Acquisition

       On December 15, 1996, Conseco and Pioneer Financial Services, Inc. ("PFS") entered into an Agreement and Plan of Merger (the "PFS Merger Agreement") pursuant to which PFS would become a wholly owned subsidiary of Conseco (the "PFS Merger"). Under the PFS Merger Agreement, each of the approximately 16.9 million shares of PFS common stock and common stock equivalents would be converted into the right to receive a fraction of a share of Conseco common stock (rounded to the nearest ten- thousandth) having a value between $25.00 and $28.00, calculated as follows: (i) if the Conseco/PFS Share Price (as defined below) is greater than or equal to $28.00 per share and less than or equal to $31.36 per share, .8928 of a share of Conseco common stock;
(ii) if the Conseco/PFS Share Price is less than $28.00 per share, the fraction of a share of Conseco common stock determined by dividing $25.00 by the Conseco/PFS Share Price; or (iii) if the Conseco/PFS Share Price is greater than $31.36 per share, the fraction of a share of Conseco common stock determined by dividing $28.00 by the Conseco/PFS Share Price. The "Conseco/PFS Share Price" shall be equal to the average of the closing prices of the Conseco common stock on the NYSE Composite Transactions Reporting System for the 10 trading days immediately preceding the second trading day prior to the date of the PFS Merger. Based on a Conseco/PFS Share Price which exceeds $28.00 per share (such price being exceeded on March 14, 1997), Conseco will issue 8.7 million shares of Conseco common stock with a value of approximately $352.4 million to acquire the PFS common stock. In addition, Conseco will assume PFS notes payable of $27.8 million and the PFS 6 1/2% Convertible Subordinated Notes due 2003, which will be convertible into an assumed 3.0 million shares of Conseco common stock with a value of approximately $120.7 million.

       PFS, through its insurance subsidiaries, underwrites life insurance, annuities and health insurance in selected niche markets throughout the United States. PFS had total assets of approximately $1.8 billion at December 31, 1996. PFS collected $794.2 million of life, annuity and health insurance premiums in 1996.

       OPERATING SEGMENTS

       Conseco conducts and manages its business through four segments, reflecting the Company's major lines of insurance business and target markets:
(i) annuities;  (ii) supplemental  health insurance;  (iii) life insurance;  and
(iv) other.

       Annuities

       This segment includes single-premium deferred annuities ("SPDAs"), flexible-premium deferred annuities ("FPDAs"), single- premium immediate annuities ("SPIAs") and variable annuities sold through both career agents and professional independent producers. During 1996, this segment collected total premiums of $1,542.4 million, down 7.1 percent from 1995. When all currently consolidated companies are included for all periods, including periods prior to their acquisition, this segment collected total premiums of $1,612.7 million, down 8.7 percent from 1995.

       The following describes the major products of this segment:

       Single-premium deferred annuities. SPDAs accounted for $755.4 million, or 23 percent, of the Company's total collected premiums in 1996. An SPDA is a savings vehicle in which the policyholder, or annuitant, makes a single-premium payment to the insurance company; the insurer guarantees the principal and accrues a stated rate of interest. After a number of years, as specified in the annuity contract, the annuitant may elect to take the proceeds of the annuity either in a single payment or in a series of payments for life, for a fixed number of years, or for a combination thereof. Conseco's SPDAs typically have an interest rate (the "crediting rate") that is guaranteed by the Company for the first policy year, after which the Company has the discretionary ability to change the crediting rate to any rate not below a guaranteed minimum rate, which generally ranges from 3.0 percent to 5.5 percent. The initial crediting rate is largely a function of: (i) the interest rate the Company can earn on invested assets acquired with the new annuity fund deposits; and (ii) the rates offered on similar products by the Company's competitors. For subsequent adjustments to crediting rates, the Company takes into account the yield on its investment portfolio, annuity surrender assumptions, competitive industry pricing and the crediting rate history for particular groups of annuity policies with similar characteristics. Since 1992, more than 80 percent of the Company's new annuity sales have been "bonus" products. The initial crediting rate on these products specifies a bonus crediting rate ranging from 1 percent to 8 percent of the annuity deposit for the first policy year only. After the first year, the bonus interest portion of the initial crediting rate is automatically discontinued and the renewal crediting rate is established. Commissions to agents are generally reduced by an amount comparable to the bonus interest to partially compensate the Company for the higher initial crediting rate on these products. As of December 31, 1996, crediting rates on the Company's outstanding SPDAs generally ranged from 4.0 percent to 5.5 percent, excluding bonuses guaranteed for the first year of the annuity contract. The average crediting rate including interest bonuses was 5.2 percent and the average rate excluding bonuses was 5.0 percent.

       The policyholder is typically permitted to withdraw all or part of the premium paid plus the accumulated interest credited to his account (the "accumulation value"), subject in virtually all cases to the assessment of a surrender charge for withdrawals in excess of specified limits. Most of the Company's SPDAs provide for penalty-free withdrawals of up to 10 percent of the accumulation value each year, subject to limitations. Withdrawals in excess of allowable penalty-free amounts are assessed a surrender charge during a penalty period which generally ranges from five to 12 years after the date a policy was issued. The surrender charge is initially 6 percent to 12 percent of the accumulation value and generally decreases by approximately 1 to 2 percentage points per year during the penalty period. Surrender charges are set at levels to protect the Company from loss on early terminations and to reduce the likelihood of policyholders terminating their policies during periods of increasing interest rates. This practice lengthens the effective duration of policy liabilities and enables the Company to maintain profitability on such policies. In September 1995, the Company began offering a deferred annuity product with a "market value adjustment" feature. This feature is designed to provide the Company with additional protection from early terminations during a period of rising interest rates by reducing the surrender value payable upon a full or partial surrender of the policy in excess of the allowable penalty-free withdrawal amount. Conversely, during a period of declining interest rates, the feature would increase the surrender value payable to the policyholder. In 1996, the Company collected premiums of $257.7 million from sales of SPDAs with this feature.

       In response to consumers' desire for alternative investment products with returns linked to those of common stocks, the Company introduced an equity-linked SPDA in June 1996. This product accounted for $87.1 million of SPDA premiums collected during 1996. The annuity's accumulation value is credited with interest at an annual minimum guaranteed rate of 3 percent, but the annuity provides for higher returns based on a percentage (the "participation rate") of the change in the S&P 500 Index during each year of its term. The Company has the discretionary ability to change the participation rate (which is currently 100 percent), subject to a minimum of 50 percent. The annuity provides for penalty-free withdrawals of up to 10 percent of the accumulation value in each year after the first year of the annuity's term. Most other withdrawals during the first eight years of the annuity's term are subject to a 9 percent surrender charge. The Company purchases S&P 500 Index Options, the values of which change as benefits accrue to these annuities as a result of the equity-linked return feature.

       Single-premium immediate annuities. SPIAs accounted for $111.2 million, or 3.5 percent, of the Company's total collected premiums in 1996. SPIAs are designed to provide a series of periodic payments for a fixed period of time or for life, according to the policyholder's choice at the time of issue. Once the payments begin, the amount, frequency and length of time for which they are payable are fixed. SPIAs often are purchased by persons at or near retirement age who desire a steady stream of payments over a future period of years. The single premium is often the payout from a terminated annuity contract. The implicit interest rate on SPIAs is based on market conditions when the policy is issued. The implicit interest rate on the Company's outstanding SPIAs at December 31, 1996, averaged 6.2 percent.

       Flexible-premium deferred annuities. FPDAs accounted for $594.3 million , or 18 percent, of the Company's total collected premiums in 1996. FPDAs are similar to SPDAs in many respects, except that FPDAs allow more than one premium payment. FPDAs are marketed through professional independent producers.

       The Company's FPDAs typically have a guaranteed crediting rate for the first policy year that exceeds the minimum annual guaranteed rate of at least 3 percent. After the first year, the crediting rate may be changed at least annually. The policyholder is permitted to withdraw all or part of the accumulation value, less a surrender charge for withdrawals during an initial penalty period of up to 15 years. The initial surrender charges range from 5 percent to 19 percent of the first-year premium and decline over the penalty period. Interest rates credited on the Company's outstanding FPDAs at December 31, 1996, generally ranged from 4.5 percent to 5.5 percent, excluding bonuses guaranteed for the first year of the annuity contract. The average crediting rate including interest bonuses was 5.2 percent and the average rate excluding bonuses was 5.0 percent.

       Variable  annuities.  Variable annuities  accounted for $81.5 million, or
2.5 percent, of the Company's total premiums collected in 1996. Variable annuities, sold on a single- or flexible-premium basis, differ from fixed annuities in that the original principal value may fluctuate, depending on the performance of assets allocated pursuant to various investment options chosen by the contract owner. Variable annuities offer contract owners a fixed interest option or a variable rate of return based upon the specific investment portfolios into which premiums may be directed.

       Supplemental health

       This segment includes Medicare supplement and long-term care insurance. For periods prior to January 1, 1997, this segment consists solely of the Medicare supplement and long-term care products distributed through a career agency force. During 1996, this segment collected Medicare supplement premiums of $630.9 million and long-term care premiums of $194.2 million, up 5.7 percent and 22 percent, respectively, over 1995. When all currently consolidated companies are included for all periods (including periods prior to their acquisition), this segment collected Medicare supplement premiums of $651.6 million, long-term care premiums of $541.3 million and specified disease premiums of $90.6 million, up 5.2 percent, up 37 percent and down 2.3 percent, respectively, from premiums collected during 1995.

       Beginning in 1997, this segment will include the specified disease products of the former subsidiaries of THI and CAF and the long-term care products of the former subsidiaries of ATC which are distributed through professional independent producers. Upon completion of the PFS Merger, this segment will also include various supplemental health products of PFS. These products are also distributed through professional independent producers.

       The following describes the major products of this segment:

       Medicare supplement. Medicare supplement products accounted for $630.9 million, or 20 percent, of the Company's total collected premiums in 1996. Medicare is a two-part federal health insurance program for disabled persons and senior citizens (age 65 and older). Part A of the program provides protection against the costs of hospitalization and related hospital and skilled nursing home care, subject to an initial deductible, related coinsurance amounts and specified maximum benefit levels. The deductible and coinsurance amounts are subject to change each year by the federal government. Part B of Medicare covers doctors bills and a number of other medical costs not covered by Part A, subject to deductible and coinsurance amounts for "approved" charges.

       Medicare supplement policies provide coverage for many of the medical expenses which the Medicare program does not cover, such as deductibles and coinsurance costs (in which the insured and Medicare share the costs of medical expenses) and specified losses which exceed the federal program's maximum benefits. Conseco's Medicare supplement plans automatically adjust coverage to reflect changes in Medicare benefits. In marketing these products, Conseco concentrates on individuals who have recently become eligible for Medicare by reaching the age of 65. Conseco offers a higher first-year commission for sales to these policyholders and competitive premium pricing. Approximately one-half of new sales of Medicare supplement policies are to individuals who are 65 years old.

       Long-term care.  Long-term care products accounted for $194.2 million, or
6.0 percent, of the Company's total collected premiums in 1996. Long-term care products provide coverage, within prescribed limits, for nursing home, home healthcare, or a combination of both nursing home and home health care expenses. The long-term care plans are sold primarily to retirees, and to a lesser degree, to older self-employed individuals and others in middle-income levels.

       Current nursing home care policies cover incurred and daily fixed-dollar benefits available with an elimination period (which, similar to a deductible, requires the insured to pay for a certain number of days of nursing home care before the insurance coverage begins), subject to a maximum benefit. Home health care policies cover the usual and customary charges after a deductible and are subject to a daily or weekly maximum dollar amount, and an overall benefit maximum. Conseco monitors the loss experience on its long-term care products and, when necessary, applies for rate increases in the states in which it sells such products.

       Specified disease products. Beginning in 1997, the supplemental health segment will include the specified disease products of THI and CAF, such as cancer and heart/stroke insurance. These policies generally provide fixed or limited benefits. Cancer insurance and heart/stroke products are guaranteed renewable individual accident and health insurance policies. Payments under cancer insurance policies are generally made directly to, or at the direction of, the policyholder following diagnosis of, or treatment for, a covered type of cancer. The benefits provided under the cancer insurance policies of THI and CAF do not necessarily reflect the actual cost incurred by the insured as a result of the illness; benefits are not reduced by any other medical insurance payments made to or on behalf of the insured. Heart/stroke policies provide for payments directly to the policyholder for treatment of a covered heart disease, heart attack or stroke.

       Life

       This segment includes traditional, universal life and other life insurance products. Beginning with the third quarter of 1996, the largest single component of this segment is the universal life business of LPG. This segment's products are currently sold through both career agents and professional independent producers.

       During 1996, this segment collected total premiums of $453.7 million, up 64 percent, over premiums collected during 1995. When all currently consolidated companies are included for all periods, including periods prior to their acquisition, this segment collected total premiums of $665.6 million, up 1.1 percent from 1995.

       Interest-sensitive life products. These products include universal life products that provide whole life insurance with adjustable rates of return related to current interest rates. They accounted for $271.5 million, or 8.4 percent, of the Company's total collected premiums in 1996 and are marketed primarily through professional independent producers. The principal differences between universal life products and other interest-sensitive life insurance products are policy provisions affecting the amount and timing of premium payments. Universal life policyholders may vary the frequency and size of their premium payments, although policy benefits may also fluctuate according to such payments. Premium payments under other interest-sensitive policies may not be varied by the policyholders and, as a result, are designed to reduce the administrative costs typically associated with monitoring universal life premium payments and policy benefits.

       Traditional life. These products accounted for $182.2 million , or 5.7 percent, of the Company's total collected premiums in 1996. Traditional life policies, including whole life and term life products, are primarily marketed through professional independent producers. Under whole life policies, the policyholder generally pays a level premium over the policyholders' expected lifetime. The annual premium in a whole life policy is generally higher than the premium for comparable term insurance coverage in the early years of the policy's life, but is generally lower than comparable term insurance coverage in the later years of the policy's life. These policies, which continue to be marketed by the Company on a limited basis, combine insurance protection with a savings component that increases in amount gradually over the life of the policy. The policyholder may borrow against the savings, generally at a rate of interest lower than that available from other lending sources. The policyholder may also choose to surrender the policy and receive the accumulated cash value rather than continuing the insurance protection. Term life products offer pure insurance protection for a specified period of time -- typically one, five, 10 or 20 years.

       Other

       This segment includes miscellaneous health products, including Bankers Life's comprehensive and group products. Bankers Life markets its group insurance products through a small field force of representatives and independent insurance brokerage firms. In recent years, Bankers Life has not emphasized group insurance sales, but does write new business when the potential new contract carries a high likelihood of profitability and long-term persistency. During 1996, this segment collected premiums of $389.2 million. When all currently consolidated companies are included for all periods, including periods prior to their acquisition, this segment collected premiums of $420.6 million, down 21 percent from 1995.

       This segment also includes fee revenue generated by Conseco's nonlife subsidiaries, including the investment advisory fees earned by Conseco Capital Management, Inc. ("CCM") and commissions earned for insurance product marketing and distribution. Fee revenues from Conseco's consolidated subsidiaries are excluded. Total fees earned from nonaffiliates during 1996 were $49.8 million, up 14 percent over 1995.

       MARKETING AND DISTRIBUTION

       Conseco's insurance subsidiaries are collectively licensed to market the Company's insurance products in all states and in the District of Columbia, and certain protectorates of the United States. Sales to residents of the following states accounted for at least 5 percent of the Company's 1996 collected premiums: Illinois (10 percent), Florida (9.1 percent), California (8.7 percent) , Texas (7.6 percent) and Michigan (6.6 percent).

       Conseco believes that people generally purchase life, accident and health insurance and annuity products only after being contacted and solicited by an insurance agent. Accordingly, the success of the Company's distribution system is dependent on its ability to attract and retain agents who are experienced and highly motivated.

       In order to encourage agents to place a high volume of life, accident and health and annuity business with Conseco's subsidiaries, Conseco offers commission rate bonuses and compensation awards which increase with the volume of new business written. Conseco has formed a marketing subsidiary to coordinate the marketing and distribution of its insurance companies and promote cross selling of their products.

       A description of the Company's primary distribution channels follows:

       Career Agents. This agency force of approximately 2,800 agents working from 200 branch offices, permits one-on-one contacts with potential policyholders and promotes strong personal relationships with existing policyholders. In 1996, career agents accounted for $1,263.0 million, or 39 percent, of the Company's total collected premiums. Most of these agents sell only Conseco policies and typically visit the prospective policyholder's home to conduct personalized "kitchen-table" sales presentations. After the sale of an insurance policy, the agent serves as a contact person for policyholder questions, claims assistance and additional insurance needs. The personalized marketing and service efforts of the career field agents, supported by home office persistency programs, have contributed to a persistency rate of approximately 86 percent on Medicare supplement policies sold through this channel. Although independent statistics are not available, the Company believes its persistency rate is one of the highest among the major writers of such policies.

       Professional Independent Producers. This distribution channel consists of a general agency and insurance brokerage distribution system comprised of approximately 125,000 independent licensed agents doing business in all states. In 1996, this channel accounted for $1,947.4 million, or 61 percent, of the Company's total collected premiums.

       Professional independent producers are a diverse network of independent agents, insurance brokers and marketing organizations. Marketing companies typically recruit agents for Conseco by advertising the Company's products and its commission structure through direct mail advertising, or through seminars for insurance agents and brokers. These organizations bear most of the costs incurred in marketing the Company's products. Conseco compensates the marketing organizations by paying them a percentage of the commissions earned on new sales generated by the agents recruited by such organizations. Certain of these marketing organizations are specialty organizations that have a marketing expertise or a distribution system relating to a particular product, such as sales of flexible-premium annuities to educators.

       A portion of the Company's business is distributed through a "Client Company" marketing system, whereby agents and other insurance companies have entered into agreements to market the Company's products through their professional independent producer distribution systems. Under the agreements, such groups assume up to 50 percent of the business each write (through agent owned reinsurance companies or existing life insurance companies). Conseco retains assets equal to the reserves of each Client Company and provides substantially all administrative services for a fee. Of the Company's $3,210.4 million of collected premiums in 1996, 3.1 percent were collected by groups participating in the Client Company program.

       ADMINISTRATION

       Conseco minimizes operating expenses by centralizing, standardizing and more efficiently performing many functions common to most life insurance companies. These functions include underwriting and policy administration, accounting and financial reporting, marketing, regulatory compliance, actuarial services and asset management.

       The administration of the Company's individual health insurance products involves higher volumes of claims, contacts with policyholders and operational costs, compared to the administration of life insurance or annuity policies. In 1996, the Company processed more than 6.5 million individual health insurance policyholder claims. Conseco has developed an efficient and highly automated policyholder administration operation to minimize the costs of such large volume processing and deliver a high level of service to its policyholders, with special emphasis on the prompt payment of claims. In most cases, Conseco mails a check within a week of receiving a claim from a policyholder. Conseco believes that its promptness in processing policyholder claims is a major reason for its strong reputation for service and the above-average persistency of its Medicare supplement products.

       INVESTMENTS

       CCM, a registered investment adviser wholly owned by Conseco, manages the investment portfolios of Conseco's subsidiaries. CCM had approximately $31.1 billion of assets (at fair value) under management at December 31, 1996, of which $18.5 billion were assets of Conseco's subsidiaries and $12.6 billion were assets of unaffiliated companies. CCM's investment philosophy is to maintain a largely investment-grade fixed-income portfolio, provide adequate liquidity for expected liability durations and other requirements and maximize total return through active investment management.

       Investment activities are an integral part of the Company's business; investment income is a significant component of the Company's total revenues. Profitability of many of the Company's products is significantly affected by spreads between interest yields on investments and rates credited on insurance liabilities. Although substantially all credited rates on SPDAs and FPDAs may be changed annually, changes in crediting rates may not be sufficient to maintain targeted investment spreads in all economic and market environments. In addition, competition and other factors, including the impact of the level of surrenders and withdrawals, may limit the Company's ability to adjust or to maintain crediting rates at levels necessary to avoid narrowing of spreads under certain market conditions. As of December 31, 1996, the average yield, computed on the cost basis of the Company's investment portfolio, was 7.8 percent and the average interest rate credited on the Company's interest sensitive products, excluding interest bonuses guaranteed for the first year of the annuity contract only, was 5.1 percent.

       The Company seeks to balance the duration of its invested assets with the expected duration of benefit payments arising from its insurance liabilities. At December 31, 1996, the adjusted modified duration of fixed maturities and short-term investments was approximately six years and the duration of the Company's insurance liabilities was approximately seven years.

       For information regarding the composition and diversification of the investment portfolio of Conseco's subsidiaries, see "Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations - Investments" and note 3 to the consolidated financial statements.

       COMPETITION

       Conseco's businesses operate in a highly competitive environment. The life insurance industry consists of a large number of insurance companies, some of which are larger and have greater financial resources, broader and more diversified product lines and larger staffs than those of Conseco. An expanding number of banks, securities brokerage firms and other financial intermediaries also market insurance products or offer competing products, such as mutual fund products, traditional bank investments and other investment and retirement funding alternatives. Conseco also competes with many of these companies and others in providing services for fees. In most areas, competition is based on a number of factors, including pricing, service provided to distributors and policyholders, and ratings. Conseco's subsidiaries must also compete with other insurers to attract and retain the allegiance of agents.


       Financial institutions, school districts, marketing companies, agents who market insurance products and policyholders use the financial strength ratings assigned to an insurer by independent rating agencies as one factor in determining which insurer's products to market or purchase. The following table summarizes the ratings of the Company's primary life insurance companies:

                                                                                   Duffs & Phelps        Standard &
                                                                     A.M. Best      Credit Rating          Poor's
Company                                                               rating           Company           Corporation
-------                                                               ------           -------           -----------
ALC.............................................................        A -                                  A -
American Travellers.............................................        A -                                  BBB +
Bankers Life....................................................        A                AA -                BBBq
Beneficial Standard.............................................        A                A +                 BBBq
Great American Reserve..........................................        A                A +                 BBBq
Lamar Life......................................................        A                A +                 BBBq
Massachusetts General...........................................        A                A +                 BBq
Philadelphia Life...............................................        A                A +                 Aq
Transport Life..................................................        A -                                  BBBq


       A.M. Best Company ("A.M. Best") insurance company ratings for the industry currently range from "A++ (Superior)" to "F (In Liquidation)". Publications of A.M. Best indicate that the "A" and "A-" ratings are assigned to those companies that, in A.M. Best's opinion, have demonstrated excellent overall performance when compared to the standards established by A.M. Best and have demonstrated a strong ability to meet their obligations to policyholders over a long period of time. A.M. Best's rating procedure includes quantitative and qualitative evaluations of a company's financial condition and operating performance. Its quantitative evaluation is based on an analysis of a company's financial performance in the areas of profitability, leverage/capitalization and liquidity. A.M. Best's review also includes a qualitative evaluation of a company's spread of risk, quality and appropriateness of the reinsurance program, quality and diversification of assets, adequacy of policy or loss reserves, management experience and objectives, market presence and policyholders' confidence.

       After the LPG Merger in August 1996, A.M. Best upgraded the ratings of Bankers Life, Great American Reserve and Beneficial Standard to "A" (Excellent) from "A-" (Excellent). In addition, A.M. Best affirmed the "A" (Excellent) ratings of Philadelphia Life, Massachusetts General and Lamar Life and affirmed the "A-" (Excellent) rating of ALC. Among the reasons A.M. Best cited for the ratings upgrades and reaffirmations were the benefits Conseco will derive as a result of the LPG Merger including: (i) improved unit costs arising from the integration of administrative, financial, investment, marketing and underwriting functions; (ii) expanded distribution capacity and increased cross-selling opportunities; and (iii) a more diversifed product portfolio that should generate more balanced and predictable revenue and earnings sources. A.M. Best also views favorably the continuing improvement in Conseco's financial leverage and Conseco's commitment to maintain debt/total capital at or below 35 percent.

       Duff & Phelps' Credit Rating Company claims-paying ability ratings range from "AAA (Highest claims-paying ability)" to "DD (Company is under an order of liquidation)." An "AA-" rating represents "Very high claims paying ability." Publications of Duff & Phelps indicate that the "A+" rating represents "High claims-paying ability". A plus or minus sign attached to a Duff & Phelps claims paying rating shows relative standing within a ratings category.

       Standard & Poor's Corporation ("Standard & Poor's") claims-paying ability ratings range from "AAA (Superior)" to "R (Regulatory Action)". An "A" is assigned by Standard & Poor's to those companies which, in its opinion, have a secure claims-paying ability and whose financial capacity to meet policyholder obligations is viewed on balance as sound, but their capacity to meet such policyholder obligations is somewhat more susceptible to adverse changes in economic or underwriting conditions than more highly rated insurers. A "BBB" is assigned by Standard & Poor's to those companies which, in its opinion, have adequate financial security, but their capacity to meet policyholder obligations is susceptible to adverse economic and underwriting conditions. A "BB" is assigned by Standard & Poor's to those companies which, in its opinion, have adequate financial security, but their capacity to meet policyholder obligations, particularly with respect to long-term or "long-tail" policies, is vulnerable to adverse economic and underwriting conditions. According to Standard & Poor's, a minus sign attached to a Standard & Poor's claims-paying rating shows relative standing within a ratings category. A "q" subscript indicates that the rating is based solely on quantitative analysis of publicly available financial data.

       Generally, rating agencies base their ratings upon information furnished to them by the insurer and upon their own investigations, studies and assumptions. A.M. Best's ratings, Duff & Phelps' claims-paying ratings and Standard & Poor's claims-paying ratings are principally based upon factors of concern to policyholders, agents and intermediaries and are not directed toward the protection of investors. Given the competitive nature of the Company's business and the increasing focus placed on the aforementioned ratings, the Company manages its business with the objective of preserving existing ratings and, where possible, achieving more favorable ratings. There can be no assurance that any particular rating will continue for any given period of time, or that it will not be changed or withdrawn entirely if, in the judgement of the rating agency, circumstances so warrant. If the Company's ratings were downgraded from their current levels, sales of its products and the persistency of its in-force policies could be adversely affected in a material way.

       In the individual health insurance business, insurance companies compete primarily on the basis of marketing, service and price. The provisions of the Omnibus Budget Reconciliation Act of 1984 and the work of the National Association of Insurance Commissioners ("NAIC") (an association of state regulators and their staffs) have resulted in standardized policy features for Medicare supplement products. This increases the comparability of such policies and may intensify competition based on factors other than product features. See "Underwriting" and "Government Regulation." In addition to the products of other insurance companies, the Company's health insurance products compete with health maintenance organizations, preferred provider organizations, and other health care-related institutions which provide medical benefits based on contractual agreements.

       The Company believes that its insurance companies are able to compete effectively because: (i) they emphasize specialized distribution channels, where the ability to respond rapidly to changing customer needs yields a competitive edge; (ii) they are experienced in establishing and cultivating relationships with the unique distribution networks and the independent marketing companies operating in these specialized markets; (iii) they can offer competitive rates as a result of their lower-than-average operating costs and higher-than-average investment yields achieved by applying active investment portfolio management techniques; and (iv) they have reliable policyholder administrative services, supported by customized information technology systems.

       UNDERWRITING

       Under regulations promulgated by the NAIC and adopted as a result of the Omnibus Budget Reconciliation Act of 1990, the Company is prohibited from underwriting its Medicare supplement policies for certain first-time purchasers. If a person applies for insurance within six months after becoming eligible by reason of age, or disability in certain limited circumstances, the application may not be rejected due to medical conditions. For other prospective Medicare supplement policyholders, such as senior citizens who are transferring to Conseco's products, the underwriting procedures are relatively limited, except for policies providing prescription drug coverage.

       Before issuing long-term care or comprehensive major medical products to individuals and groups, Conseco generally applies detailed underwriting procedures designed to assess and quantify the insurance risks. Conseco requires medical examinations of applicants (including blood and urine tests, where permitted) for certain health insurance products and for life insurance products which exceed prescribed policy amounts. These requirements are graduated according to the applicant's age and may vary by type of policy or product. Conseco also relies on medical records and the potential policyholder's written application.

       Substantially all the life insurance policies issued by Conseco are underwritten individually, although standardized underwriting procedures have been adopted for certain low face-amount life insurance coverages. After initial processing, insurance underwriters review each file and obtain the information needed to make an underwriting decision (such as medical examinations, doctors' statements and special medical tests). After collecting and reviewing the information, the underwriter either: (i) approves the policy as applied for, or with an extra premium charge because of unfavorable factors; or (ii) rejects the application. Conseco underwrites group insurance policies based on the characteristics of the group and its past claim experience. There is minimal underwriting on SPDAs and FPDAs.

       REINSURANCE

       Consistent with the general practice of the life insurance industry, the Company's subsidiaries enter into both facultative and treaty agreements of indemnity reinsurance with other insurance companies in order to reinsure portions of the coverage provided by their insurance products. Indemnity reinsurance agreements are intended to limit a life insurer's maximum loss on a large or unusually hazardous risk or to diversify its risk. Indemnity reinsurance does not discharge the original insurer's primary liability to the insured. The Company's reinsured business is ceded to numerous reinsurers. The Company believes the assuming companies are able to honor all contractual commitments, based on the Company's periodic reviews of their financial statements, insurance industry reports and reports filed with state insurance departments.

       As of December 31, 1996, the policy risk retention limit was $.8 million or less on all of the policies of the Company's subsidiaries. Reinsurance ceded by Conseco represented 23 percent of gross combined life insurance in force and reinsurance assumed represented 4.6 percent of net combined life insurance in force. At December 31,1996, the total ceded business inforce of $22.3 billion included: (i) $5.5 billion ceded to Client Companies for which Conseco retains assets equal to the reserves on the business ceded; (ii) $13.0 billion ceded to insurance companies rated "A (Excellent)" or better by A.M. Best, and (iii) $2.9 billion ceded to American Equity Investment Life Insurance Company, which is not rated because, according to A.M. Best, it did not have sufficient operating history to evaluate its performance. The Company's principal reinsurers at December 31, 1996 (which assume approximately 60 percent of the total ceded business inforce, excluding business ceded to the Client Companies) were American Equity Investment Life Insurance Company, Connecticut General Life Insurance Company, Life Reassurance Corporation of America, Lincoln National Life Insurance Company, Reliance Standard Life Insurance Company and Mercantile and General Life Reassurance Company. No other single reinsurer assumes greater than 5 percent of the total ceded business inforce.

       EMPLOYEES

       At December 31, 1996, Conseco had approximately 3,700 employees, including: (i) 1,850 home office employees; (ii) 1,250 employees in the Chicago office (primarily involved with the Company's supplemental health operations); and (iii) 600 employees in branch offices (primarily supporting the Company's career agency force). None of the Company's employees are covered by a collective bargaining agreement. Conseco believes that it has excellent relations with its employees.

       GOVERNMENTAL REGULATION

       General

       Conseco's insurance subsidiaries are subject to regulation and supervision by the states in which they transact business. State laws generally establish supervisory agencies with broad regulatory authority, including the power to: (i) grant and revoke business licenses; (ii) regulate and supervise trade practices and market conduct; (iii) establish guaranty associations; (iv) license agents; (v) approve policy forms; (vi) approve premium rates for some lines of business; (vii) establish reserve requirements; (viii) prescribe the form and content of required financial statements and reports; (ix) determine the reasonableness and adequacy of statutory capital and surplus; and (x) regulate the type and amount of permitted investments. The Company's insurance subsidiaries are subject to periodic examinations by state regulatory authorities. Management does not expect the results of any on-going examinations to have a material effect on the financial condition of the Company.

       Most states have also enacted regulations on the activities of insurance holding company systems, including acquisitions, extraordinary dividends, the terms of surplus debentures, the terms of affiliate transactions, and other related matters. Currently, the Company and its insurance subsidiaries have registered as holding company systems pursuant to such legislation in the domiciliary states of the insurance subsidiaries (Alabama, California, Illinois, Iowa, Kentucky, Massachusetts, Missouri, New York, Pennsylvania, Tennessee and Texas) and they routinely report to other jurisdictions. Recently, a number of state legislatures have considered or have enacted legislative proposals that alter, and in many cases increase, the authority of state agencies to regulate insurance companies and holding company systems. For further information on state laws regulating the payment of dividends by insurance company subsidiaries, see "Management's Discussion and Analysis of Consolidated Financial Position and Results of Operations - Consolidated Financial Condition" and note 13 to Conseco's consolidated financial statements.

       The federal government does not directly regulate the insurance business. However, federal legislation and administrative policies in several areas, including pension regulation, age and sex discrimination, financial services regulation and federal taxation, do affect the insurance business. In addition, legislation has been introduced from time to time in recent years which, if enacted, could result in the federal government assuming a more direct role in the regulation of the insurance industry.
                                       11

       In December 1992, the NAIC adopted the Risk-Based Capital for Life and/or Health Insurers Model Act (the "Model Act"). The Model Act provides a tool for insurance regulators to determine the levels of capital and surplus an insurer must maintain in relation to its insurance and investment risks and whether there is a need for possible regulatory attention. The Model Act (or similar legislation or regulation) has been adopted in states where the Company's insurance subsidiaries are domiciled.

       The Model Act provides for four levels of regulatory attention, varying with the ratio of the company's total adjusted capital (defined as the total of its statutory capital, surplus, asset valuation reserve and certain other adjustments) to its risk-based capital ("RBC"). If a company's total adjusted capital is less than 100 percent but greater than or equal to 75 percent of its RBC, or if a negative trend (as defined by the regulators) has occurred and total adjusted capital is less than 125 percent of RBC (the "Company Action Level"), the company must submit a comprehensive plan to the regulatory authority proposing corrective actions aimed at improving its capital position. If a company's total adjusted capital is less than 75 percent but greater than or equal to 50 percent of its RBC (the "Regulatory Action Level") , the regulatory authority will perform a special examination of the company and issue an order specifying corrective actions that must be followed. If a company's total adjusted capital is less than 50 percent but greater than or equal to 35 percent of its RBC (the "Authorized Control Level"), the regulatory authority may take any action it deems necessary, including placing the company under regulatory control. If a company's total adjusted capital is less than 35 percent of its RBC (the "Mandatory Control Level") the regulatory authority must place the company under its control. At December 31, 1996, the total adjusted capital for each of Conseco's principal insurance subsidiaries was approximately equal to or greater than twice the respective Company Action Levels.

       The Texas Insurance Department has adopted its own RBC requirements, the stated purpose of which is to require a minimum level of capital and surplus to absorb the financial, underwriting, and investment risks assumed by an insurer. Texas' RBC requirements differ from those adopted by the NAIC in two principal respects: (i) they use different elements to determine minimum RBC levels in their calculation formulas; and (ii) they do not stipulate "Action Levels" (like those adopted by the NAIC) where corrective actions are required. However, the Commissioner of the Texas Insurance Department does have the power to take similar corrective actions if a company does not maintain the required minimum level of capital and surplus. Under the Texas Regulations, an insurer has met RBC requirements if its admitted assets exceed its liabilities by at least 3 percent. Bankers National, Great American Reserve, United General, TLIC Life, Transport Life and Continental Life are domiciled in Texas and must comply with Texas RBC requirements. At December 31, 1996, the admitted assets of these companies exceeded liabilities by more than twice the required 3 percent level.

       Most states have either enacted legislation or adopted administrative regulations which affect the acquisition of control of insurance companies as well as transactions between insurance companies and persons controlling them. The nature and extent of such legislation and regulations vary from state to state. Most states, however, require administrative approval of: (i) the acquisition of 10 percent or more of the outstanding shares of an insurance company incorporated in the state; or (ii) the acquisition of 10 percent or more of the outstanding stock of an insurance holding company whose insurance subsidiary is incorporated in the state. The acquisition of 10 percent of such shares is generally deemed to be the acquisition of control for the purpose of the holding company statutes. These regulations require the acquirer to file detailed information concerning the acquiring parties and the plan of acquisition, and to obtain administrative approval prior to the acquisition. In many states, however, an insurance authority may determine that control does not exist, even in circumstances in which a person owns or controls 10 percent or a greater amount of securities.

       On the basis of statutory statements filed with state regulators annually, the NAIC calculates twelve financial ratios to assist state regulators in monitoring the financial condition of insurance companies. A "usual range" of results for each ratio is used as a benchmark. In the past, variances in certain ratios of the Company's insurance subsidiaries have resulted in inquiries from insurance departments to which the Company has responded. Such inquiries did not lead to any restrictions affecting the Company's operations.

       Under the solvency or guaranty laws of most states in which they do business, Conseco's insurance subsidiaries may be required to pay guaranty fund assessments (up to certain prescribed limits). Guaranty funds are established by various states to fund policyholder losses or the liabilities of insolvent or rehabilitated insurance companies. These assessments may be deferred or forgiven under most guaranty laws if they would threaten an insurer's financial strength. In certain instances, the assessments may be offset against future premium taxes. The Company believes that the liability established at December 31, 1996, is sufficient to provide for assessments related to known insolvencies. This reserve is based upon management's current expectation of the availability of this right of offset and state guaranty fund assessment bases. However, changes in the basis whereby assessments are charged to individual companies or changes to the availability of the right to offset assessments against premium tax payments could materially affect the Company's results. The Company's insurance subsidiaries statutory financial statements for the year ended December 31, 1996, include $11.3 million of expenses as a result of such assessments.

       Health Care

       Most  states  mandate  minimum  benefit  standards  and loss  ratios  for accident and health insurance policies. The Company is generally required to maintain, with respect to its individual long term care policies, minimum anticipated loss ratios over the entire period of coverage of not less than 60 percent. With respect to its Medicare supplement policies, the Company is generally required to attain and maintain an actual loss ratio, after three years, of not less than 65 percent. The Company provides, to the insurance departments of all states in which it conducts business, annual calculations that demonstrate compliance with required minimum loss ratios for both long term care and Medicare supplement insurance. These calculations are prepared utilizing statutory lapse and interest rate assumptions. In the event the Company has failed to maintain minimum mandated loss ratios, it could be required to provide retrospective refunds and/or prospective rate reductions. The Company believes that it currently complies with all applicable mandated minimum loss ratios.

       NAIC model regulations, adopted by all states, created 10 standard Medicare supplement plans (Plans A through J). Plan A provides the least extensive coverage, while Plan J provides the most extensive coverage. Under NAIC regulations, Medicare insurers must offer Plan A, but may offer any of the other plans at their option. Conseco currently offers nine of the model plans. Conseco has declined to offer Plan J, due in part to its high benefit levels and consequently high costs to the consumer.

       Numerous proposals to reform the current health care system have been introduced in Congress and the state legislatures. Proposals have included, among other things, modifications to the existing employer-based insurance system, a quasi-regulated system of "managed competition" among health plans, and a single-payer, public program. Changes in health care policy could significantly affect Conseco's business. Federal comprehensive major medical or long-term care programs, if proposed and implemented, could partially or fully replace some of Conseco's current products, for example.

       A number of states have passed or are considering legislation that would limit the differentials in rates that insurers could charge for health care coverages between new business and renewal business for similar demographic groups. State legislation has also been adopted or is being considered that would make health insurance available to all small groups by requiring coverage of all employees and their dependents, by limiting the applicability of pre-existing conditions exclusions, by requiring insurers to offer a basic plan exempt from certain benefits as well as a standard plan, or by establishing a mechanism to spread the risk of high risk employees to all small group insurers.

       The NAIC recently adopted model long-term care policy language providing nonforfeiture benefits and has proposed a rate stabilization standard for long-term care policies. Various bills proposed in the U.S. Congress would provide for the implementation of certain minimum consumer protection standards for inclusion in all long-term care policies, including guaranteed renewability, protection against inflation and limitations on waiting periods for pre-existing conditions. Other recently adopted legislation permits premiums paid for long-term care insurance to be treated as tax-deductible medical expenses.

       The Company cannot predict with certainty the effect that any proposals, if adopted, or legislative developments could have on its business and operations.

       FEDERAL INCOME TAXATION

       The annuity and life insurance products marketed and issued by Conseco's subsidiaries generally provide the policyholder with an income tax advantage, as compared to other saving investments such as certificates of deposit and bonds, in that income taxation on the increase in value of the product is deferred until it is received by the policyholder. With other savings investments, the increase in value is taxed as earned. Annuity benefits, and life insurance benefits which accrue prior to the death of the policyholder, are generally not taxable until paid. Life insurance death benefits are generally exempt from income tax. Also, benefits received on immediate annuities (other than structured settlements) are recognized as taxable income ratably, as opposed to the methods used for some other investments which tend to accelerate taxable income into earlier years. The tax advantage for annuities and life insurance is provided in the Internal Revenue Code (the "Code"), and is generally followed in all states and other United States taxing jurisdictions. Accordingly, the tax advantage is subject to change by Congress and by the legislatures of the respective taxing jurisdictions.

       Conseco's insurance company subsidiaries are taxed under the life insurance company provisions of the Code. Provisions in the Code require a portion of the expenses incurred in selling insurance products to be deducted over a period of years, as opposed to immediate deduction in the year incurred. This provision increases the tax for statutory accounting purposes, which reduces statutory surplus and, accordingly, decreases the amount of cash dividends that may be paid by the life insurance subsidiaries. As of December 31, 1996, the cumulative taxes paid as a result of this provision were $175.2 million.

       The Company had tax loss carryforwards at December 31, 1996, of approximately $441.1 million, portions of which begin expiring in 1999. However, the amount of such loss that may be offset against current taxable income is subject to the following limitations: (i) losses may be offset against income of other corporate entities only if such entities are included in the same consolidated tax return (insurance companies are currently not eligible for inclusion in Conseco's consolidated tax return until five years after they are acquired); (ii) losses incurred in non-life companies (which comprise most of the loss carryforwards) may offset only a portion of income from life companies in the same consolidated tax return; and (iii) some loss carryforwards may not be used to offset taxable income of entities acquired after the loss was incurred. The Company, however, believes it will be able to utilize all current loss carryforwards before they expire.

       ITEM 2. PROPERTIES.

       The Company's principal operations are located on a 170-acre corporate campus in Carmel, Indiana, immediately north of Indianapolis. These facilities contain approximately 525,000 square feet of space in eight buildings which contain Conseco's executive offices and certain administrative operations of its subsidiaries. These facilities include sufficient capacity for future growth.

       Conseco's supplemental health products are primarily administered from a single facility of 300,000 square feet in downtown Chicago leased under agreement with a remaining life of 11 years. Conseco also leases approximately 130,000 square feet of warehouse space in a second Chicago facility with a remaining life of six years. Conseco leases 210 sales offices totaling approximately 363,000 square feet. All of the sales office leases are short-term in length, with remaining lease terms ranging from one to five years.

       ITEM 3. LEGAL PROCEEDINGS.

       Conseco and its subsidiaries are involved in lawsuits primarily related to their operations. Most of these lawsuits involve claims under insurance policies or other contracts of the Company. Even though Conseco may be contesting the validity or extent of its liability in response to such lawsuits, the Company has established reserves in its consolidated financial statements for its estimated potential liability and cost of defense. Accordingly, none of the lawsuits currently pending, either individually or in the aggregate, is expected to have a material adverse effect on the Company's consolidated financial condition or results of operations.

       ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

       On November 26, 1996, Conseco held a special meeting of shareholders to approve and adopt an Agreement and Plan of Merger dated as of August 25, 1996 between Conseco and American Travellers Corporation. Shareholders cast 52,395,561 votes for and 77,148 votes against the ATC Merger, and there were 345,620 abstentions.

        OPTIONAL ITEM.  EXECUTIVE OFFICERS OF THE REGISTRANT.

         Officer                                                    Positions with Conseco, principal
    name and age (a)                  Since                      occupation and business experience (b)
    ----------------                  -----                      --------------------------------------
    Stephen C. Hilbert, 51.........   1979           Since 1979, Chairman of the Board and Chief Executive Officer and, since
                                                     1988, President of Conseco.

    Ngaire E. Cuneo, 46 ...........   1992           Since 1992, Executive Vice President, Corporate Development and, since
                                                     1994, Director of Conseco; from 1986 to 1992, Senior Vice President and
                                                     Corporate Officer of General Electric Capital Corporation.

    Rollin M. Dick, 65.............   1986           Since 1986, Executive Vice President, Chief Financial Officer and Director of
                                                     Conseco.

    Donald F. Gongaware, 61........   1985           Since 1985, Executive Vice President and Director of Conseco; since 1989,
                                                     Chief Operations Officer of Conseco; and, since 1996, President of Conseco
                                                     Marketing, LLC.

    Lawrence W. Inlow, 46..........   1986           Since 1986, Executive Vice President and General Counsel of Conseco.


-------------------

    (a) The executive officers serve as such at the discretion of the Board of Directors and are elected at the annual meeting of the Board.

    (b)   Business experience is given for at least the last five years.

                                     PART II

       ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS.

       MARKET INFORMATION

       The common stock of Conseco (trading symbol "CNC") has been listed for trading on the New York Stock Exchange (the "NYSE") since 1986. The following table sets forth the quarterly dividends paid per share and the ranges of high and low sales prices per share on the NYSE for the last two fiscal years, based upon information supplied by the NYSE. All applicable per share data have been adjusted for the two-for-one stock splits distributed April 1, 1996, and February 11, 1997.

                      Period                                       Market price
                      ------                                       ------------                  Dividend
                                                               High           Low                   paid
                                                               ----           ---                   ----

                      1995:
         First Quarter...................................... $12-5/32       $ 8-1/8                $.03125
         Second Quarter.....................................  11-21/32        9-25/32               .03125
         Third Quarter......................................  13-5/16         11-3/8                  .005
         Fourth Quarter.....................................  15-25/32        12-23/32                .005

                      1996:
         First Quarter...................................... $18-5/32        $14-15/16               $.005
         Second Quarter.....................................  20-3/8          17-3/8                   .01
         Third Quarter......................................  24-11/16        17-5/8                   .01
         Fourth Quarter.....................................  33-1/8          24-7/16               .03125

       As of March 14, 1997, there were approximately 72,000 holders of the outstanding shares of common stock, including individual participants in securities position listings.

       DIVIDENDS

       Cash dividends are paid quarterly, at an amount determined by Conseco's Board of Directors. The Company's general policy is to retain most of its earnings. Retained earnings have been used: (i) to finance the growth and development of the Company's business through acquisitions or otherwise; (ii) to pay preferred stock dividends; (iii) to pay distributions on the Company-obligated mandatorily redeemable preferred stock of subsidiary trusts; and (iv) to repurchase common stock on those occasions when the Company has determined that its shares were undervalued in the market and that the use of funds for stock repurchases would not interfere with other cash needs.

       Conseco has paid all cumulative dividends on its preferred stock and distributions on its Company-obligated mandatorily redeemable preferred securities of subsidiary trusts when due. The Company is prohibited from paying common stock dividends if such payments are not current.

       Conseco's ability to pay dividends depends primarily on the receipt of cash dividends and other cash payments from its subsidiaries. The principal operating subsidiaries of Conseco are life insurance companies organized under state laws and subject to regulation by state insurance departments. These laws and regulations limit the ability of insurance subsidiaries to make cash dividends, loans or advances to a holding company such as Conseco. However, these laws generally permit the payment, without prior approval, of annual dividends which in the aggregate do not exceed the greater of (or in a few states, the lesser of): (i) the subsidiary's prior year net gain from operations; or (ii) 10 percent of surplus attributable to policyholders at the prior year-end, both computed on the statutory basis of accounting prescribed for insurance companies. Certain Conseco notes payable require the Company to maintain financial ratios which could also limit its ability to pay dividends. See "Management's Discussion and Analysis of Results of Operations and Financial Condition -- Liquidity and Capital Resources."




       ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA (a).

                                                                                 Years ended December 31,
                                                                                 ------------------------
                                                                1996          1995         1994         1993         1992
                                                                ----          ----         ----         ----         ----
                                                                       (Amounts in millions, except per share data)
STATEMENT OF OPERATIONS DATA
Insurance policy income.....................................   $1,654.2     $1,465.0    $1,285.6      $1,293.8       $378.7
Net investment income.......................................    1,302.5      1,142.6       385.7         896.2        888.6
Net investment gains (losses) ..............................       30.4        188.9       (30.5)        242.6        160.2
Total revenues..............................................    3,067.3      2,855.3     1,862.0       2,636.0      1,523.9
Interest expense on notes payable...........................      108.1        119.4        59.3          58.0         46.2
Total benefits and expenses.................................    2,573.7      2,436.8     1,537.6       2,025.8      1,193.9
Income before income taxes, minority interest and
  extraordinary charge......................................      493.6        418.5       324.4         610.2        330.0
Extraordinary charge on extinguishment of debt, net of tax..       26.5          2.1         4.0          11.9          5.3
Net income..................................................      252.4        220.4       150.4         297.0        169.5
Preferred dividends.........................................       27.4         18.4        18.6          20.6          5.5
Net income applicable to common stock.......................      225.0        202.0       131.8         276.4        164.0

PER SHARE DATA (b)
Net income, primary.........................................      $1.91       $ 2.35      $ 1.25        $ 2.36       $ 1.36
Net income, fully diluted...................................       1.77         2.11        1.22          2.19         1.35
Dividends declared per common share.........................       .083         .046        .125          .075         .021
Book value per common share outstanding.....................      16.86        10.22        5.22          8.45         5.46
Shares outstanding at year-end..............................      167.1         81.0        88.7         101.2         99.6
Average fully diluted shares outstanding....................      142.5        104.5       123.4         134.0        118.4

BALANCE SHEET DATA - PERIOD END
Total assets................................................  $25,612.7    $17,297.5   $10,811.9     $13,749.3    $11,772.7
Notes payable for which Conseco is directly liable..........    1,094.9        871.4       191.8         413.0        163.2
Notes payable of affiliates, not direct
   obligations of Conseco...................................       -           584.7       611.1         290.3        392.0
Total liabilities...........................................   21,829.7     15,782.5     9,743.2      12,382.9     11,154.4
Minority interests in consolidated subsidiaries:
  Company-obligated mandatorily redeemable
     preferred securities of subsidiary trusts..............      600.0          -            -            -            -
  Preferred stock...........................................       97.0        110.7       130.1           -            -
  Common stock..............................................         .7        292.6       191.6         223.8         24.0
Shareholders' equity .......................................    3,085.3      1,111.7       747.0       1,142.6        594.3

OTHER FINANCIAL DATA (b) (c)
Premiums collected (d)......................................   $3,210.4     $3,106.4    $1,879.1      $2,140.1     $1,464.9
Operating earnings (e)......................................      267.7        131.3       151.7         162.0        114.8
Operating earnings per fully diluted common share (e).......       1.89         1.26        1.23          1.19          .90
Shareholders' equity excluding unrealized appreciation
  (depreciation) of fixed maturity securities (f)...........    3,045.5        999.1       884.7       1,055.2        560.3
Book value per common share outstanding, excluding
  unrealized appreciation (depreciation) of fixed
  maturity securities (f)...................................      16.62         8.83        6.77          7.58         5.12

(a) Comparison of selected consolidated financial data in the table above is significantly affected by: (i) the acquisitions consummated by Partnership I and Partnership II; (ii) the sale of WNC; (iii) the transactions affecting Conseco's ownership interest in BLH and CCP; (iv) the LPG Merger; (v) the ATC Merger; and (vi) the THI Merger. For periods beginning with their acquisitions by Partnership I and ending June 30, 1992, Partnership I and its subsidiaries were consolidated with the financial statements of Conseco. Following the completion of the initial public offering by CCP in July 1992, Conseco did not have unilateral control to direct all of CCP's activities and, therefore, did not consolidate the financial statements of CCP with the financial statements of Conseco. As a result of the purchase by Conseco of all the shares of common stock of CCP it did not already own on August 31, 1995 (the "CCP Merger"), the financial statements of CCP's subsidiaries are consolidated with the financial statements of Conseco, effective January 1, 1995. Conseco has included BLH in its financial statements since November 1, 1992. Through December 31, 1993, the financial statements of WNC were consolidated with the financial statements of Conseco. Following the completion of the initial public offering of WNC in early 1994 (and subsequent disposition of Conseco's remaining equity interest in WNC), the financial statements of WNC were no longer consolidated with the financial statements of Conseco. As of September 29, 1994, Conseco began to include in its financial statements the newly acquired Partnership II subsidiary, ALH. On September 30, 1996, Conseco acquired all of the common stock of ALH which Conseco did not already own from Partnership II. As of July 1, 1996, Conseco began to include in its financial statements its newly acquired subsidiary, LPG. Effective December 31, 1996, Conseco began to include in its balance sheet the subsidiaries acquired in the ATC Merger and the THI Merger. Such business combinations are described in the notes to the consolidated financial statements.

(b)  All share and  per-share  amounts   have  been  restated  to  reflect  the
     two-for-one stock splits paid on April 1, 1996 and February 11, 1997.

(c) Amounts under this heading are included to assist the reader in analyzing the Company's financial position and results of operations. Such amounts are not intended to, and do not, represent insurance policy income, net income, net income per share, shareholders' equity or book value per share prepared in accordance with generally accepted accounting principles ("GAAP").

(d) Includes premiums received from universal life and products without mortality or morbidity risk. Such premiums are not reported as revenues under GAAP and were $1,811.5 million in 1996; $1,757.4 million in 1995; $634.6 million in 1994; $891.9 million in 1993; and $1,131.8 million in 1992.

(e) Represents income before extraordinary charge, excluding net investment gains (losses) (less that portion of change in future policy benefits, amortization of cost of policies purchased and cost of policies produced and income taxes relating to such gains) and restructuring activities (net of income taxes).

(f) Excludes the effects of reporting fixed maturities at fair value and recording the unrealized gain or loss on such securities as a component of shareholders' equity, net of tax and other adjustments. Such adjustments, which the Company began to do in 1992, are in accordance with Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115"), as described in note 1 to the consolidated financial statements.

    ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

       Management's discussion and analysis reviews the consolidated financial condition of Conseco at December 31, 1996 and 1995, the consolidated results of operations for the three years ended December 31, 1996, and, where appropriate, factors that may affect future financial performance. This discussion should be read in conjunction with the accompanying consolidated financial statements, notes thereto and selected financial data.

       The Company cautions readers regarding certain forward-looking statements contained in the following discussion and elsewhere in this report and in any other statements made by, or on behalf of, the Company, whether or not in future filings with the Securities and Exchange Commission ("SEC"). Forward-looking statements are statements not based on historical information. They relate to future operations, strategies, financial results or other developments. In particular, statements using verbs such as "expect," "anticipate," "believe" or similar words generally involve forward-looking statements. Forward-looking statements include statements that represent the Company's beliefs concerning future or projected levels of sales of the Company's products, investment spreads or yields, or the earnings or profitability of the Company's activities.

       Forward-looking statements are based upon estimates and assumptions that are subject to significant business, economic and competitive uncertainties, many of which are beyond the Company's control and are subject to change. These uncertainties can affect actual results and could cause actual results to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company. Whether or not actual results differ materially from forward-looking statements may depend on numerous foreseeable and unforeseeable events or developments, some of which may be national in scope, such as general economic conditions and interest rates. Some of these events may be related to the insurance industry generally, such as pricing competition, regulatory developments and industry consolidation. Others may relate to Conseco specifically, such as credit, volatility and other risks associated with the Company's investment portfolio, and other factors. Investors are also directed to consider other risks and uncertainties discussed in documents filed with the SEC. Conseco disclaims any obligation to update forward-looking information.

       Consolidated Results and Analysis

       Conseco's 1996 operating earnings were $267.7 million, or $1.89 per fully diluted share, up 104 percent and 50 percent, respectively, over 1995. Operating earnings increased as a result of the LPG Merger, the ALH Stock Purchase, the full-year effect of the CCP Merger, the effect of increased ownership of BLH as a result of purchases of BLH common stock during 1995 and 1996, and profit improvements in each of the Company's segments. Operating earnings for 1996 were not affected by the ATC Merger, the THI Merger or the BLH Merger, all of which were recorded as of December 31, 1996. The percentage increase in operating earnings was greater than the increase in operating earnings per fully diluted share primarily because of the additional common shares or equivalents outstanding in 1996 resulting from: (i) the LPG Merger; and (ii) the Company's January 1996 offering of PRIDES, which are mandatorily convertible into shares of Conseco common stock.

       Conseco's 1995 operating earnings were $131.3 million, or $1.26 per fully diluted share, down 13 percent and up 2 percent, respectively, from 1994. Operating earnings decreased primarily because capital was used to repurchase shares of common stock during 1994 and 1995 (Conseco repurchased 21.6 million of its shares at a cost of $267 million from March 31, 1994 to February 1, 1995). This decrease was partially offset by increased earnings from the CCP Merger and the increased ownership of BLH as a result of purchases of BLH common stock during 1995. Operating earnings per fully diluted share increased despite the decline in operating earnings because of the smaller number of weighted average common shares outstanding in 1995.

       Net income of $252.4 million in 1996, or $1.77 per fully diluted share, included: (i) net investment losses (net of related costs, amortization and taxes) of $6.2 million, or 5 cents per fully diluted share; (ii) restructuring income totaling $17.4 million, or 12 cents per share, primarily arising from the sale of Conseco's investment in Noble Broadcast Group, Inc.; and (iii) an extraordinary charge of $26.5 million, or 19 cents per share, related to early retirement of debt. Net income of $220.4 million in 1995, or $2.11 per fully diluted share, included: (i) net investment gains (net of related costs, amortization and taxes) of $4.1 million, or 4 cents per share; (ii) restructuring income of $87.1 million, or 83 cents per share, primarily arising from the release of deferred income taxes previously accrued on income related to CCP and BLH (such deferred tax was no longer required when Conseco reached 80 percent ownership of these companies) and the sale of Conseco's investment in Eagle Credit (a finance subsidiary of Harley-Davidson); and (iii) an extraordinary charge of $2.1 million, or 2 cents per share, related to early retirement of debt. Net income of $150.4 million in 1994, or $1.22 per fully diluted share, included: (i) net investment losses (net of related costs, amortization and taxes) of $20.5 million, or 17 cents per share; (ii) restructuring income of $23.2 million, or 19 cents per share, resulting from the sale of WNC, net of expenses incurred in conjunction with a terminated merger; and (iii) an extraordinary charge of $4.0 million, or 3 cents per share, related to early retirement of debt.

       Total revenues include net investment gains (losses) of $30.4 million in 1996, $188.9 million in 1995 and ($30.5) million in 1994. Excluding net investment gains (losses), total revenues were $3.0 billion in 1996, up 11 percent from $2.7 billion in 1995. Total revenues in 1996 include: (i) LPG revenues after July 1, 1996, the effective date of the LPG Merger; and (ii) restructuring income of $30.4 million, primarily arising from the sale of Conseco's investment in Noble Broadcast Group, Inc. Total revenues excluding net investment gains (losses) were up 42 percent in 1995, from $1.9 billion in 1994. Total revenues in 1995 include: (i) a full year of revenues from ALH, which was acquired on September 29, 1994; (ii) a full year of the revenues of CCP's subsidiaries, which Conseco began to consolidate effective January 1, 1995; and
(iii) restructuring income of $15.2 million. Total revenues in 1994 include restructuring income of $80.8 million and equity in earnings of WNC and CCP of $64.9 million.

       Results of Operations by Segment for the Three Years ended December 31, 1996:

       The following tables and narratives summarize the Company's results of operations by business segment.

                                                                                  1996             1995              1994
                                                                                  ----             ----              ----
                                                                                           (Dollars in millions)
Income before income taxes, minority interest and extraordinary charge:
   Annuities:
     Operating income .......................................................... $ 255.0           $ 244.1          $  67.1
     Net investment gains (losses), net of related costs and amortization ......     (.7)             72.0             (7.3)
                                                                                 -------           -------          -------

         Income before income taxes, minority interest and extraordinary charge    254.3             316.1             59.8
                                                                                 -------           -------          -------

   Supplemental health:
     Operating income...........................................................   136.7              96.1            107.8
     Net investment gains, net of related costs and amortization................      .2               1.1               -
                                                                                 -------           -------          -------

         Income before income taxes, minority interest and extraordinary charge    136.9              97.2            107.8
                                                                                 -------           -------          -------

   Life insurance:
     Operating income...........................................................   131.2              81.9             52.2
     Net investment losses, net of related costs and amortization...............    (1.9)             (4.8)           (13.1)
                                                                                 -------           -------          -------

         Income before income taxes, minority interest and extraordinary charge    129.3              77.1             39.1
                                                                                 -------           -------          -------

   Other:
     Operating income...........................................................    58.3              59.4            100.6
     Net investment losses, net of related costs and amortization...............    (3.2)             (6.0)            (4.8)
                                                                                 -------           -------          -------

         Income before income taxes, minority interest and extraordinary charge     55.1              53.4             95.8
                                                                                 -------           -------          -------

   Interest and other corporate expenses........................................  (112.4)           (140.5)           (88.0)
                                                                                 -------           -------          -------

   Equity in earnings of CCP and WNC............................................      -                  -             64.9
                                                                                 -------           -------          -------

   Restructuring income.........................................................    30.4              15.2             45.0
                                                                                 -------           -------          -------

   Consolidated earnings:
     Operating income...........................................................   468.8             341.0            239.7
     Net investment gains (losses), net of related costs and amortization ......    (5.6)             62.3            (25.2)
     Equity in earnings of CCP and WNC..........................................     -                 -               64.9
     Restructuring activities...................................................    30.4              15.2             45.0
                                                                                 -------           -------          -------

         Income before income taxes, minority interest and extraordinary charge    493.6             418.5            324.4

Income tax expense..............................................................   179.8              87.0            111.0
                                                                                 -------           -------          -------

         Income before minority interest and extraordinary charge...............   313.8             331.5            213.4

Minority interest in consolidated subsidiaries:
   Distributions on Company-obligated mandatorily redeemable preferred
     securities of subsidiary trusts............................................     3.6                -               -
   Dividends on preferred stock.................................................     8.9              11.9              3.3
   Equity in earnings...........................................................    22.4              97.1             55.7
                                                                                 -------           -------          -------

         Income before extraordinary charge.....................................   278.9             222.5            154.4

Extraordinary charge on extinguishment of debt, net of taxes and
   minority interest............................................................    26.5               2.1              4.0
                                                                                 -------           -------          -------

         Net income............................................................. $ 252.4           $ 220.4           $150.4
                                                                                 =======           =======           ======

                                                             20



Annuities:
                                                                       1996               1995             1994
                                                                       ----               ----             ----
                                                                                   (Dollars in millions)
Premiums collected:
   Single-premium immediate annuities...........................     $  111.2           $   145.0         $  10.5
   Single-premium deferred annuities............................        755.4             1,004.5           444.5
                                                                     --------            --------         -------

       Subtotal - single-premium annuities......................        866.6             1,149.5           455.0
                                                                     --------            --------         -------

   Flexible-premium deferred annuities (first-year).............        500.5               386.8           103.9
   Flexible-premium deferred annuities (renewal)................         93.8                65.9            12.9
                                                                     --------            --------         -------

       Subtotal - flexible-premium deferred annuities...........        594.3               452.7           116.8
                                                                     --------            --------         -------

   Variable annuities (first-year)..............................         37.9                17.2              -
   Variable annuities (renewal).................................         43.6                40.1              -
                                                                     --------            --------         -------

       Subtotal - variable annuities............................         81.5                57.3              -
                                                                     --------            --------         -------

         Total annuity premiums collected.......................     $1,542.4            $1,659.5         $ 571.8
                                                                     ========            ========         =======

Insurance policy income.........................................     $   77.6            $   68.4         $  31.0
Net investment income:
   General account invested assets..............................        891.2               851.2           220.4
   Separate account assets......................................         48.4                28.7             2.6
                                                                     --------            --------         -------

         Total revenues (a).....................................      1,017.2               948.3           254.0
                                                                     --------            --------         -------

Insurance policy benefits and change in future policy benefits..         67.3                61.6            45.5
Interest expense on:
   All annuity products, except variable annuities..............        523.2               505.1           116.8
   Variable annuity products....................................         48.4                28.7             2.6

Amortization related to operations..............................         76.9                64.8            11.1
Interest expense on investment borrowings.......................         14.3                16.9             4.4
Other operating costs and expenses..............................         32.1                27.1             6.5
                                                                     --------            --------         -------

         Total benefits and expenses (a)........................        762.2               704.2           186.9
                                                                     --------            --------         -------

         Operating income before income taxes, minority
           interest and extraordinary charge....................        255.0               244.1            67.1

Net investment gains (losses), net of related costs and
   amortization.................................................          (.7)               72.0            (7.3)
                                                                     --------            --------         -------

         Income before income taxes, minority interest
           and extraordinary charge.............................     $  254.3            $  316.1         $  59.8
                                                                     ========            ========         =======

Weighted average gross interest spread on annuity products (b)..          2.9%                3.0%            2.8%
                                                                          ===                 ===             ===

(a) Revenues exclude net investment gains (losses); benefits and expenses exclude amortization related to net investment gains (losses).

(b) Excludes variable annuity products where the credited amount is based on investment income from segregated investments.

       General: This segment includes SPDAs, FPDAs, SPIAs and variable annuities sold through both career agents and professional independent producers. For periods prior to September 30, 1994, this segment consists solely of the annuity operations of: (i) BLH, whose products are primarily marketed to seniors; and
(ii) various Conseco subsidiaries whose products are not currently being actively marketed. The segment's operations were significantly affected by: (i) the acquisition of ALH by Partnership II on September 30, 1994; (ii) the consolidation of the CCP subsidiaries effective January 1, 1995, as a result of the CCP Merger; and (iii) the LPG Merger, effective July 1, 1996. The profitability of this segment largely depends on the investment spread earned (i.e., the excess of investment earnings over interest credited on annuity deposits), persistency of inforce business, and expense control.

       Premiums  collected by this segment in 1996 were $1,542.4  million,  down
7.1 percent from 1995. Increased competition from products such as mutual funds, traditional bank investments, variable annuities and other investment and retirement funding alternatives was a significant factor in the decrease. Premiums collected in 1995 were $1,659.5 million, up 190 percent over 1994, due to the acquisition transactions described above under "General."

       SPDA collected premiums decreased 25 percent to $755.4 million, in 1996. The demand for SPDA products offered by all insurance companies decreased during 1996, when relatively low interest rates made other investment products more attractive. The Company introduced an equity-linked SPDA in June 1996 to appeal to consumers' desire for alternative investment products with returns linked to equities. The accumulation value of these annuities is credited with interest at an annual minimum guaranteed rate of 3 percent, but the annuities provide for higher returns based on a percentage of the change in the S&P 500 Index during each year of their term. The Company purchases S&P 500 Index Options, the values of which change as the benefits accrue to these annuities as a result of the equity-linked return feature. Total collected premiums for this product were $87.1 million in 1996.

       FPDA collected premiums increased 31 percent to $594.3 million, in 1996. FPDA premiums collected by LPG after the LPG Merger accounted for $30.4 million of such premiums collected during 1996. FPDAs are similar to SPDAs in many respects, except FPDAs allow more than one premium payment.

       Variable annuity collected premiums increased 42 percent to $81.5 million, in 1996. Variable annuities offer contract holders a rate of return based upon the specific investment portfolios into which premiums may be directed. The popularity of such annuities has increased recently as a result of the desire of investors to invest in common stocks. In addition, in 1996 Conseco began to offer more investment options for variable annuity deposits and expanded its marketing efforts, which resulted in increased collected premiums. Profits on variable annuities are derived from the fees charged to contract holders, rather than from the investment spread.

       Insurance policy income includes: (i) premiums received on annuity policies that incorporate significant mortality features; (ii) cost of insurance and expenses charged to annuity policies; and (iii) surrender charges earned on annuity policy withdrawals. In accordance with GAAP, premiums on annuity contracts without mortality features are not reported as revenues, but rather are reported as deposits to insurance liabilities. Insurance policy income increased in 1996 primarily because of increased surrender charges (changes in premiums and other policy charges were not significant). Surrender charges were $41.2 million in 1996 and $28.6 million in 1995. Annuity policy withdrawals were $1.7 billion in 1996, compared with $1.5 billion in 1995. The increase in policy withdrawals and surrender charges generally corresponds to the aging and the growth of the Company's annuity business in force. In addition, policyholders are using the systematic withdrawal features available in several of the Company's annuity policies, and more policyholders are surrendering in order to invest in alternative investments. Total withdrawals and surrenders were 16 percent of insurance liabilities related to surrenderable policies in 1996 and 1995.

       Insurance policy income increased in 1995 over 1994, primarily as a result of the acquisition transactions described above under "General."

       Net investment income on general account invested assets (excluding income on separate account assets related to variable annuities) increased 4.7 percent in 1996, to $891.2 million, and increased 286 percent in 1995, to $851.2 million. The yield earned on average invested assets declined to 7.9 percent in 1996 from 8.4 percent in 1995. Cash flows received during 1995 and 1996 (including cash flows from the sales of investments) were invested in lower yielding securities due to a general decline in interest rates.

       Net investment income on separate account assets is offset by a corresponding charge to interest credited on variable annuity products. Such income fluctuates in relationship to total separate account assets and the return earned on such assets.

       Insurance policy benefits and change in future policy benefits relate solely to annuity policies that incorporate significant mortality features. The increase corresponds to the increase in the in-force block of such policies.

       Interest expense on all annuity products, except variable annuities increased 3.6 percent in 1996, primarily due to a larger block of annuity business inforce in 1996, partially offset by a reduction in crediting rates. The weighted average crediting rates for these annuity liabilities were 5.0 percent in 1996 and 5.3 percent in 1995. The increase in interest expense on annuities in 1995 was primarily the result of the acquisition transactions described above under "General."
                                       22

       Interest expense on variable annuity products is equal to the net investment income on separate account assets.

       Amortization related to operations increased 19 percent in 1996 and 484 percent in 1995. Such increases reflect a larger balance subject to amortization as a result of the acquisition transactions described above under "General."

       Interest expense on investment borrowings is affected by changes in investment borrowing activities during the last three years and the higher interest rates paid on such borrowings during 1996 and 1995.

       Other operating costs and expenses increased 18 percent in 1996 and 317 percent in 1995. Such increases correspond to the increases in the total business inforce primarily related to acquisition transactions described above under "General."

       Net investment gains (losses), net of related costs and amortization often fluctuate from period to period. In 1995, this segment's level of sales of securities (principally fixed maturities) in a recently acquired subsidiary increased to accomplish planned changes in that subsidiary's fixed maturity investment portfolio in order to reduce its duration and exposure to more volatile CMO investments. Net investment gains (net of related costs and amortization) were $72.0 million in 1995.

       Selling securities at a gain and reinvesting the proceeds at lower yields may, absent other management action, tend to decrease future investment yields. The Company believes, however, that the following factors mitigate the adverse effect of such decreases on net income: (i) the Company recognized additional amortization of cost of policies purchased and cost of policies produced in order to reflect reduced future yields (thereby reducing such amortization in future periods); (ii) the Company can reduce interest rates credited to some products, thereby diminishing the effect of the yield decrease on the investment spread; and (iii) the investment portfolio grows as a result of reinvesting the realized gains. As a result of the sales of fixed maturity investments, the amortization of the cost of policies produced and the cost of policies purchased increased $30.9 million in 1996, increased $114.8 million in 1995 and decreased $3.0 million in 1994.



Supplemental health:

                                                                         1996              1995             1994
                                                                         ----              ----             ----
                                                                                   (Dollars in millions)
Premiums collected:
   Medicare supplement (first year).............................        $ 74.3           $  81.2           $ 99.1
   Medicare supplement (renewal)................................         556.6             515.8            492.7
                                                                        ------            ------           ------

       Subtotal - Medicare supplement...........................         630.9             597.0            591.8
                                                                        ------            ------           ------

   Long-term care (first year)..................................          51.9              44.3             32.4
   Long-term care (renewal).....................................         142.3             114.5             99.5
                                                                        ------            ------           ------

       Subtotal - long-term care................................         194.2             158.8            131.9
                                                                        ------            ------           ------

       Total supplemental health premiums collected.............        $825.1            $755.8           $723.7
                                                                        ======            ======           ======

Insurance policy income.........................................        $805.9            $757.0           $716.7
Net investment income...........................................          66.6              67.0             59.0
                                                                        ------            ------           ------

     Total revenues (a).........................................         872.5             824.0            775.7
                                                                        ------            ------           ------

Insurance policy benefits and change in future policy benefits..         531.7             525.5            471.9
Amortization related to operations..............................          87.8              81.7             82.7
Interest expense on investment borrowings.......................           1.1               1.4              1.2
Other operating costs and expenses..............................         115.2             119.3            112.1
                                                                        ------            ------           ------

     Total benefits and expenses (a)............................         735.8             727.9            667.9
                                                                        ------            ------           ------

     Operating income before income taxes,
       minority interest and extraordinary
       charge...................................................         136.7              96.1            107.8

Net investment gains, net of related costs and amortization.....            .2               1.1               -
                                                                        ------            ------           ------

       Income before income taxes, minority
         interest and extraordinary charge......................        $136.9             $97.2           $107.8
                                                                        ======             =====           ======

Loss ratios:
   Medicare supplement products.................................          68.2%             71.7%            66.3%
   Long-term care products......................................          58.7              60.5             63.5

(a) Revenues exclude net investment gains; benefits and expenses exclude amortization related to net investment gains.

       General: This segment includes Medicare supplement and long-term care insurance products, primarily sold to senior citizens. Through December 31, 1996, the supplemental health operations consist solely of Bankers Life's Medicare supplement and long-term care products, distributed through a career agency force. Beginning in 1997, this segment will include the specified disease products of THI and CAF and the long-term care products of ATC; these products are distributed through professional independent producers. After the completion of the PFS Merger, the segment will also include various supplemental health products of PFS, which are also distributed through professional independent producers. The profitability of this segment largely depends on the overall level of sales, persistency of inforce business, claim experience and expense control.

     Premiums  collected  by this  segment in 1996 were $825.1  million,  up 9.2 percent over 1995. Premiums collected in 1995 were $755.8 million, up 4.4 percent over 1994.

       Medicare supplement policies have accounted for more than 75 percent of this segment's collected premiums in each of the last three years. Collected premiums on Medicare supplement policies increased 5.7 percent in 1996, to $630.9 million, and increased .9 percent in 1995, to $597.0 million. Such increases primarily reflect a larger base of premiums due to rate increases. The number of new Medicare supplement policies sold in 1996, 1995 and 1994 were 43,800, 62,800 and 89,700, respectively, and annualized new business premiums were $43.2 million, $56.3 million and $76.3 million, respectively. New policy sales have been affected by steps taken to improve profitability by increasing premium rates and changing the commission structure and underwriting criteria for these policies and by increased competition from alternative providers, including HMOs.

       Premiums collected on long-term care policies increased 22 percent in 1996, to $194.2 million, and 20 percent in 1995, to $158.8 million. Annualized new business premiums in 1996, 1995 and 1994 were $44.8 million, $40.9 million and $27.9 million, respectively. The continued growth in this product line reflects new product introductions, the competitiveness of the Company's products, the success of agent cross-selling activities, increased consumer awareness and demand, and improved persistency on a larger base of renewal premiums.

       Insurance policy income is comprised of premiums earned on the segment's policies, and has increased over the last three years consistent with the explanations provided above for premiums collected.

       Net investment income did not change materially in 1996 and increased 14 percent in 1995. Such investment income fluctuates when changes occur in: (i) the amount of average invested assets supporting insurance liabilities; and (ii) the yield earned on invested assets. During 1996, the segment's average invested assets increased approximately 5.0 percent, to $880 million, and the net yield on invested assets decreased by .4 percentage points, to 7.6 percent. During 1995, the segment's average invested assets increased approximately 4.0 percent, to $840 million, and the net yield on invested assets increased by .7 percentage points, to 8.0 percent. Invested assets grew as a result of the growth in insurance liabilities related to Medicare supplement and long-term care business.

       Insurance policy benefits and change in future policy benefits increased in 1996 as a result of the larger amount of business in force on which benefits are incurred, net of the lower incidence of claims. This account increased in 1995 as a result of the larger amount of business in force and a higher incidence of Medicare supplement claims. In 1996, the ratio of policy benefits to insurance policy income for the Medicare supplement policies fell by 3.5 percentage points, to 68.2 percent, reflecting the premium rate increases implemented in 1995 and 1996. In 1995, the ratio of policy benefits to insurance policy income for Medicare supplement policies increased by 5.4 percentage points to 71.7 percent, reflecting a higher incidence of claims incurred during that year.

       Changes in the ratio of policy benefits to insurance policy income for long-term care policies reflect fluctuations in claim experience and reserve development.

       Amortization related to operations includes amortization of: (i) the cost of policies produced; (ii) the cost of policies purchased; and (iii) goodwill related to this segment's business. The amount of amortization was primarily affected by: (i) the increase in the amount of business in force on which amortization is recognized; and (ii) the effects of Conseco's purchases of additional shares of BLH common stock in September 1993 and in 1995 and 1996.

       The cost of policies produced represents the cost of producing new business. This cost varies with, and is primarily related to, the production of new business. Costs deferred may represent amounts paid in the period new business is written (such as underwriting costs and first year commissions) or in periods after the business is written (such as commissions paid in subsequent years in excess of ultimate commissions paid).

       Conseco's purchase of BLH is described in the notes to the consolidated financial statements. The cost of policies purchased represents the portion of Conseco's cost to acquire BLH that is attributable to the right to receive cash flows from insurance contracts in force at the acquisition dates. Some costs incurred after the purchases on policies issued prior to such dates, which otherwise would have been deferred had it not been for the purchases (because they vary with and are primarily related to the acquired interests in the policies), were expensed. Such costs consist primarily of certain commissions paid in excess of ultimate commissions that have been expensed as operating expense. Such amounts, however, were considered in determining the amount and amortization of cost of policies purchased. The amortization of goodwill increased in 1996 and 1995 as a result of additional goodwill related to Conseco's purchases of additional shares of BLH common stock. Such increased amortization partially offset the effect of the aforementioned expenses on the amortization of cost of policies purchased.

       Interest expense on investment borrowings was affected by changes in investment borrowing activities during the last three years and the higher interest rates paid on such borrowings during 1996 and 1995.

       Other operating costs and expenses were affected by costs incurred subsequent to Conseco's purchases of additional shares of BLH common stock (on September 30, 1993 and in 1995 and 1996) on policies issued prior to such dates, which otherwise would have been deferred had it not been for the purchases as described above under amortization related to operations.

       Net investment gains, net of related costs and amortization often fluctuate from period to period. Net investment gains affect the timing of the amortization of costs of policies purchased and the cost of policies produced. As a result of net investment gains from the sales of fixed maturity investments, amortization of cost of policies purchased and cost of policies produced increased by $.6 million in 1996, $2.3 million in 1995 and $.2 million in 1994.



Life insurance:
                                                                         1996              1995             1994
                                                                         ----              ----             ----
                                                                                   (Dollars in millions)
Premiums collected:
   Universal life (first year).......................................   $ 68.0             $ 14.5         $ 11.0
   Universal life (renewal)..........................................    203.5               86.6           44.7
                                                                        ------             ------         ------

       Subtotal - universal life.....................................    271.5              101.1           55.7
                                                                        ------             ------         ------

   Traditional life (first year).....................................     16.5               11.7            8.5
   Traditional life (renewal)........................................    165.7              163.4          119.1
                                                                        ------             ------         ------

       Subtotal - traditional life...................................    182.2              175.1          127.6
                                                                        ------             ------         ------

           Total life premiums collected.............................   $453.7             $276.2         $183.3
                                                                        ======             ======         ======

Insurance policy income..............................................   $393.6             $254.1         $168.1
Net investment income................................................    280.8              177.9           90.4
                                                                        ------             ------         ------

           Total revenues (a)........................................    674.4              432.0          258.5
                                                                        ------             ------         ------

Insurance policy benefits and change in future policy benefits.......    300.4              208.0          140.0
Interest expense on annuities and financial products.................     97.0               51.6           15.4
Amortization related to operations...................................     48.1               33.5           20.3
Interest expense on investment borrowings............................      6.3                3.5            1.8
Other operating costs and expenses...................................     91.4               53.5           28.8
                                                                        ------             ------         ------

           Total benefits and expenses (a)...........................    543.2              350.1          206.3
                                                                        ------             ------         ------

           Operating income before income taxes,
              minority interest and extraordinary
              charge.................................................    131.2               81.9           52.2

Net investment losses, net of related costs
   and amortization..................................................     (1.9)              (4.8)         (13.1)
                                                                        ------             ------         ------

           Income before income taxes, minority
              interest and extraordinary charge......................   $129.3            $  77.1         $ 39.1
                                                                        ======             =======        ======

(a) Revenues exclude net investment losses; benefits and expenses exclude amortization related to net investment losses.

       General: This segment includes traditional life and universal life products sold through both career agents and professional independent producers. The segment's operations were significantly affected by: (i) the acquisition of ALH by Partnership II on September 30, 1994; (ii) the consolidation of the CCP subsidiaries effective January 1, 1995, as a result of the CCP Merger; and (iii) the LPG Merger, effective July 1, 1996. The profitability of this segment largely depends on the investment spread earned for universal life and other investment products, persistency of inforce business, claim experience and expense control.

       Premiums collected by this segment in 1996 were $453.7 million, up 64 percent over 1995. Premiums collected in 1995 were $276.2 million, up 51 percent over 1994. Such increases reflect the acquisition transactions described above under "General."

       Universal life product collected premiums increased 169 percent to $271.5 million, in 1996, and increased 82 percent to $101.1 million, in 1995. Such premiums collected in 1996 include $177.0 million collected by LPG after the LPG Merger. Such premiums collected in 1995 include $30.7 million collected by CCP after its consolidation and $19.8 million collected by ALH. As a result of the LPG Merger, Conseco expects that universal life product premiums will account for an increasing percentage of this segment's collected premiums.

       Traditional life product collected premiums increased 4.1 percent to $182.2 million, in 1996, and increased 37 percent to $175.1 million, in 1995. Such premiums collected in 1996 include $19.3 million collected by LPG after the LPG Merger. Such premiums collected in 1995 include $26.7 million collected by CCP after its consolidation, and $24.9 million collected by ALH. Conseco does not currently emphasize new product sales of traditional life products, although such inforce business continues to be profitable.

       Insurance policy income includes: (i) premiums received on traditional life products; (ii) the mortality charges and administrative fees earned on universal life insurance; and (iii) surrender charges on terminated universal life insurance policies. In accordance with GAAP, premiums on universal life products are accounted for as deposits to insurance liabilities. Revenues are earned over time in the form of investment income on policyholder account balances, surrender charges and mortality and other charges deducted from the policyholders' account balances. Insurance policy income included: (i) premiums received on traditional life products of $174.1 million in 1996 and $175.3 million in 1995; (ii) mortality charges and administrative fees of $211.2 million in 1996 and $73.8 million in 1995; and (iii) surrender charges of $8.3 million in 1996 and $5.0 million in 1995.

       Insurance policy income has increased over the last three years primarily as a result of the acquisition transactions described above under "General."

       Net investment income increased 58 percent in 1996 and 97 percent in 1995. Such investment income fluctuates with changes in: (i) the amount of average invested assets supporting insurance liabilities; and (ii) the yield earned on invested assets. During 1996, the segment's average invested assets increased 66 percent, to $3,540 million, and the net yield on invested assets decreased by .5 percentage points, to 7.9 percent. During 1995, the segment's average invested assets increased 85 percent, to $2,130 million, and the net yield on invested assets increased by .5 percentage points, to 8.4 percent. Invested assets primarily grew as a result of the growth in insurance liabilities from the acquisition transactions described above under "General."

       Insurance policy benefits and change in future policy benefits increased in 1996 and 1995 as a result of the larger amount of business inforce on which benefits are incurred as a result of the acquisition transactions described above under "General." There were no material fluctuations in claim experience during the periods.

       Interest expense on financial products increased 88 percent in 1996 and 235 percent in 1995. Such expense fluctuates with changes in: (i) the amount of insurance liabilities for universal life products; and (ii) the interest rate credited to such products. During 1996, such average liabilities increased 98 percent, to $1,960 million and the rate credited decreased .2 percentage points to 5.0 percent. During 1995, such average liabilities increased 230 percent, to $990 million and the rate credited increased .2 percentage points to 5.2 percent. Universal life product liabilities increased primarily as a result of the acquisition transactions described above under "General."

       Amortization related to operations increased 44 percent in 1996 and 65 percent in 1995. Such increases reflect a larger balance subject to amortization as a result of the acquisition transactions described above under "General."

       Interest expense on investment borrowings is affected by changes in investment borrowing activities during the last three years and the higher interest rates paid on such borrowings during 1996 and 1995.

       Other operating costs and expenses increased 71 percent in 1996 and 86 percent in 1995. Such increases correspond to the increases in the total insurance liabilities related to this segment's business.

       Net investment losses, net of related costs and amortization often fluctuate from period to period. Net investment gains (losses) affect the timing of the amortization of costs of policies purchased and the cost of policies produced. As a result of net investment gains (losses) from the sales of fixed maturity investments, amortization of cost of policies purchased and cost of policies produced increased $4.4 million in 1996, increased $9.3 million in 1995 and decreased $2.6 million in 1994.

Other:
                                                                           1996               1995            1994
                                                                           ----               ----            ----
                                                                                      (Dollars in millions)
Premiums collected:
   Group accident and health.........................................     $250.6              $252.6         $248.3
   Individual accident and health....................................      138.6               162.3          152.0
                                                                          ------              ------         ------

       Total other premiums collected................................     $389.2              $414.9         $400.3
                                                                          ======              ======         ======

Insurance policy income..............................................     $377.1              $385.5         $369.8
Net investment income................................................       15.5                17.8           13.3
Fee revenue and other income.........................................       49.8                43.6           75.5
                                                                          ------              ------         ------

       Total revenues (a)............................................      442.4               446.9          458.6
                                                                          ------              ------         ------

Insurance policy benefits and changes in future policy benefits......      295.6               312.4          300.5
Amortization related to operations...................................       27.2                23.6           19.2
Interest expense on investment borrowings............................         .3                  .4             .3
Other operating costs and expenses...................................       61.0                51.1           38.0
                                                                          ------              ------         ------

       Total benefits and expenses (a)...............................      384.1               387.5          358.0
                                                                          ------              ------         ------

       Operating income before income taxes,
         minority interest and extraordinary
         charge......................................................       58.3                59.4          100.6

Net investment losses, net of related costs and amortization.........       (3.2)               (6.0)          (4.8)
                                                                          ------              ------         ------

       Income before income taxes, minority
         interest and extraordinary charge...........................     $ 55.1              $ 53.4         $ 95.8
                                                                          ======              ======         ======

(a) Revenues exclude net investment losses; benefits and expenses exclude amortization related to net investment losses.

       General: The other segment includes miscellaneous individual and group health insurance premiums related to products that are not currently being emphasized by Conseco, although the inforce business continues to be profitable. The profitability of this business largely depends on the overall persistency of the business inforce, claim experience and expense control.

       The segment also includes the fee revenue generated by Conseco's non-life subsidiaries, including the investment advisory fees earned by CCM and commissions earned for insurance product marketing and distribution. Such amounts exclude the fees for services provided to Conseco's consolidated subsidiaries. The profitability of the fee-based business depends on the total fees generated and expense control.

       Premiums collected by this segment in 1996 were $389.2 million, down 6.2 percent from 1995. Premiums collected in 1995 were $414.9 million, up 3.6 percent from 1994. Premiums collected in 1995 included $35.1 million of premiums collected by subsidiaries acquired in 1995 and in the fourth quarter of 1994. Over the last three years, a number of steps were taken to improve the profitability of the other health business, including product, price, underwriting and agent compensation revisions. These steps have had the effect of reducing premiums collected.

       Group accident and health premiums decreased .8 percent in 1996 and increased 1.7 percent in 1995. Such fluctuations reflect premium increases as a result of rate increases, net of premium decreases from policy lapses.

       Individual accident and health premiums decreased 15 percent in 1996 and increased 6.8 percent in 1995. Such fluctuations reflect rate increases, policy lapses and the effect of the various acquisition transactions that occurred in 1996, 1995 and 1994. Such premiums collected in 1996 include $9.8 million collected by LPG after the LPG Merger. Such premiums collected in 1995 include $31.5 million collected by CCP after its consolidation and $3.6 million collected by ALH.

       Insurance policy income is comprised of premiums earned on the segment's policies, and has fluctuated over the last three years consistent with the explanations provided above for premiums collected.

       Net investment income decreased 13 percent in 1996 and increased 34 percent in 1995. Such investment income fluctuated primarily in relationship to the amount of average invested assets supporting this segment's insurance liabilities.

       Fee revenue and other income include: (i) fees for investment management and mortgage origination and servicing; and (ii) commissions earned for insurance and investment product marketing and distribution. Such amounts exclude the fees for services provided to Conseco's consolidated subsidiaries. Fee revenue and other income in 1996 were $49.8 million, up 14 percent from 1995, primarily as a result of the acquisition of certain property and casualty insurance brokerage businesses. Fee revenue and other income in 1995 were $43.6 million, down 42 percent from 1994, primarily as a result of: (i) the exclusion of fees for services provided to CCP in 1995 after its consolidation with Conseco on January 1, 1995; (ii) a reduction in rates charged to certain clients for investment management services; and (iii) a decrease in commissions generated from marketing agreements with certain banks.

       Insurance policy benefits and change in future policy benefits fluctuate in relationship to the amount of segment business inforce and the incidence of claims. In 1996, the ratio of policy benefits to insurance policy income fell by 3 percentage points, to 78 percent, reflecting the premium rate increases implemented in 1995 and 1996. The ratio of policy benefits to insurance policy income was 81 percent in both 1995 and 1994.

       Amortization related to operations increased 15 percent in 1996 and 22 percent in 1995. The amount was primarily affected by: (i) Conseco's purchases of additional shares of BLH common stock in 1995 and 1996; and (ii) the consolidation of the CCP subsidiaries effective January 1, 1995, as a result of the CCP Merger.

       Interest expense on investment borrowings was affected by changes in investment borrowing activities during the last three years.

       Other operating costs and expenses have fluctuated during the last three years, primarily as a result of fluctuations in the expenses of Conseco's subsidiaries providing fee-based services.

Other  components  of  income  before  income  taxes,   minority   interest  and
extraordinary charge:

       In addition to the income of the four operating segments, income before income taxes, minority interest and extraordinary charge is affected by: (i) interest and other corporate expenses; (ii) income from restructuring activities; and (iii) in 1994, equity in earnings of CCP and WNC.

       Interest and other corporate expenses were $112.4 million in 1996, $140.5 million in 1995 and $88.0 million in 1994. Fluctuations are primarily due to the interest expense component of these expenses. Interest expense was $108.1 million in 1996, $119.4 million in 1995 and $59.3 million in 1994. Such expense fluctuates in relationship to the average debt outstanding during each period.

       Restructuring income includes the gains Conseco has realized upon the sale of: (i) portions of acquired companies; and (ii) certain venture capital investments. Such income was $30.4 million in 1996, $15.2 million in 1995 and $45.0 million in 1994. The 1996 income primarily arose from the sale of Conseco's investment in Noble Broadcast Group, Inc. The 1995 income primarily arose from the sale of Conseco's investment in Eagle Credit (a finance subsidiary of Harley-Davidson). The 1994 income arose from the sale of Conseco's ownership of WNC, net of expenses incurred in conjunction with a terminated merger.

       Equity in earnings of CCP and WNC was $64.9 million in 1994. Such amount relates solely to 1994 because Conseco: (i) began to consolidate the operations of CCP on January 1, 1995, as a result of the CCP Merger; and (ii) Conseco sold its remaining interest in WNC on December 23, 1994. After January 1, 1995, the operations of CCP are included in the operating segments of Conseco.

       SALES

       In accordance with GAAP, insurance policy income shown in Conseco's consolidated statement of operations consists of premiums received for policies that have life contingencies or morbidity features. For annuity and universal life contracts without such features, premiums collected are not reported as revenues, but rather are reported as deposits to insurance liabilities. Revenues for these products are recognized over time in the form of investment income and surrender or other charges.

       Total premiums collected by Conseco's business segments during the last three years were as follows:

                                                                                        1996          1995        1994
                                                                                        ----          ----        ----
                                                                                              (Dollars in millions)

Annuities...........................................................................   $1,542.4     $1,659.5    $   571.8
Supplemental health.................................................................      825.1        755.8        723.7
Life insurance......................................................................      453.7        276.2        183.3
Other...............................................................................      389.2        414.9        400.3
                                                                                       --------     --------     --------

       Total premiums collected.....................................................   $3,210.4     $3,106.4     $1,879.1
                                                                                       ========     ========     ========

       Fluctuations in premiums collected are discussed above under "Results of Operations by Segment for the Three Years Ended December 31, 1996." Conseco's recent acquisitions will have a significant effect on future premiums collected. See "Outlook" below for a discussion of recent acquisitions.

       INVESTMENTS

         The Company's investment strategy is to: (i) maintain a predominately investment grade fixed income portfolio; (ii) provide adequate liquidity to meet the cash flow requirements of policyholders and other obligations; and (iii) maximize current income and total investment return through active investment management. Consistent with this strategy, investments in fixed maturity securities, mortgage loans, credit-tenant loans, policy loans and short-term investments comprised 96 percent of the Company's $19.6 billion investment portfolio at December 31, 1996. The remainder of the invested assets were equity securities and other investments.

         Conseco's insurance subsidiaries are regulated by insurance statutes and regulations as to the type of investments that they are permitted to make and the amount of funds that may be used for any one type of investment. In light of these statutes and regulations and the Company's business and investment strategy, Conseco generally seeks to invest in United States government and government agency securities and corporate securities rated investment grade by established nationally recognized rating organizations or, if not rated, in securities of comparable investment quality.

         The following table summarizes investment yields earned over the past three years, including ALH and LPG from their acquisition dates, and CCP upon its consolidation (effective January 1, 1995).

                                                                                        1996          1995        1994
                                                                                        ----          ----        ----
                                                                                              (Dollars in millions)
Weighted average invested assets
   (excluding investment in unconsolidated subsidiaries):
       As reported .................................................................  $16,356.3    $13,769.3     $4,707.2
       Excluding unrealized appreciation (depreciation) (a).........................   16,278.8     13,690.6      4,899.0
Net investment income...............................................................    1,302.5      1,142.6        385.7

Yields earned:
       As reported..................................................................        8.0%         8.3%         8.2%
       Excluding unrealized appreciation (depreciation) (a) ........................        8.0%         8.3%         7.9%


   (a) Excludes the effect of reporting fixed maturities at fair value as described in note 1 to the consolidated financial statements.

       Although investment income is a significant component of total revenues, the profitability of Conseco's annuity business is determined primarily by spreads between interest rates earned and rates credited on annuity contracts. At December 31, 1996, the average yield, computed on the cost basis of the Company's investment portfolio, was 7.8 percent and the average interest rate credited on the Company's total liability portfolio was 5.1 percent, excluding interest bonuses guaranteed only for the first year of the contract.

       Actively Managed Fixed Maturities

       Conseco's actively managed fixed maturity portfolio at December 31, 1996, was comprised primarily of debt securities of the United States government, public utilities and other corporations and mortgage-backed securities. Mortgage-backed securities included collateralized mortgage obligations ("CMOs") and mortgage-backed pass-through securities.

       At December 31, 1996, the Company's fixed maturity portfolio had net unrealized gains of $103.8 million (equal to approximately .6 percent of the portfolio's carrying value), consisting of $261.7 million of unrealized gains and $157.9 million of unrealized losses. Estimated fair values for fixed maturity investments were determined based on: (i) estimates from nationally recognized pricing services (85 percent of the portfolio); (ii) broker-dealer market makers (13 percent of the portfolio); and (iii) internally developed methods (2 percent of the portfolio).

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

       At December 31, 1996, approximately 4.5 percent of Conseco's invested assets and 5.1 percent of fixed maturity investments were rated below investment grade by nationally recognized statistical rating organizations (or, if not rated by such firms, with ratings below Class 2 assigned by the NAIC). Conseco plans to maintain approximately the present level of below investment grade fixed maturities. These securities generally have greater risks than other corporate debt investments, including risk of loss upon default by the borrower, and are often unsecured and subordinated to other creditors. Below investment grade issuers usually have high levels of indebtedness and are more sensitive to adverse economic conditions, such as recession or increasing interest rates, than are investment grade issuers. The Company is aware of these risks and monitors its below investment grade securities closely. At December 31, 1996, the Company's below investment grade fixed maturity investments had an amortized cost of $871.6 million and an estimated fair value of $879.1 million.

       Conseco periodically evaluates the creditworthiness of each issuer whose securities it holds. Special attention is paid to those securities whose market values have declined materially for reasons other than changes in interest rates or other general market conditions. The Company considers available information to evaluate the realizable value of the investment, the specific condition of the issuer, and the issuer's ability to comply with the material terms of the security. Information reviewed may include the recent operational results and financial position of the issuer, information about its industry, recent press releases and other information. Conseco employs a staff of experienced
securities   analysts   in  a  variety   of   specialty   areas.   Among   other
responsibilities, this staff compiles and reviews such evidence. If evidence does not exist to support a realizable value equal to or greater than the carrying value of the investment and such decline in market value is determined to be other than temporary, Conseco reduces the carrying amount to its net realizable value, which becomes the new cost basis; the amount of the reduction is reported as a realized loss. Conseco recognizes any recovery of such reductions in the cost basis of an investment only upon the sale, repayment or other disposition of the investment. Conseco recorded writedowns of fixed maturity investments and other invested assets totaling $8.9 million in 1996, primarily as a result of: (i) changes in the financial condition of a private company in which the Company had an indirect equity investment; and (ii) changes in the value of the underlying collateral associated with certain notes. These changes caused the Company to conclude that the decline in fair value of such investments was other than temporary. The Company's investment portfolio is subject to the risks of further declines in realizable value. The Company, however, attempts to mitigate this risk through the diversification and active management of its portfolio.

       As of December 31, 1996, fixed maturity investments in substantive default (i.e., in default due to nonpayment of interest or principal) had an amortized cost of $.4 million and had no carrying value. The Company had no fixed maturity investments in technical (but not substantive) default (i.e., in default, but not as to the payment of interest or principal). There were no other fixed maturity investments about which management had serious doubts as to the ability of the issuer to comply on a timely basis with the material terms of the instruments.

       The Company's policy is to discontinue the accrual of interest and eliminate all previous interest accruals for defaulted securities, if it is determined that such amounts will not be ultimately realized in full. Investment income forgone due to defaulted securities was $3.8 million in 1996, $1.6 million in 1995 and $3.9 million in 1994.

       At December 31, 1996, fixed maturity investments included $5.5 billion of mortgage-backed securities (32 percent of the fixed maturity security portfolio). The yield characteristics of mortgage-backed securities differ from those of traditional fixed-income securities. Interest and principal payments occur more frequently, often monthly. Mortgage-backed securities are subject to risks associated with variable prepayments. Prepayment rates are influenced by a number of factors that cannot be predicted with certainty, including the relative sensitivity of the underlying mortgages backing the assets to changes in interest rates; a variety of economic, geographic and other factors; and the repayment priority of the securities in the overall securitization structures.

       In general, prepayments on the underlying mortgage loans, and the securities backed by these loans, increase when the level of prevailing interest rates declines significantly relative to the interest rates on such loans. Mortgage-backed securities purchased at a discount to par will experience an increase in yield when the underlying mortgages prepay faster than expected. Those securities purchased at a premium that prepay faster than expected will incur a reduction in yield. When interest rates decline, the proceeds from the prepayment of mortgage-backed securities are likely to be reinvested at lower rates than the Company was earning on the prepaid securities. When interest rates increase, prepayments on mortgage-backed securities decrease as fewer underlying mortgages are refinanced. When this occurs, the average maturity and duration of the mortgage-backed securities increase, which decreases the yield on mortgage-backed securities purchased at a discount because the discount is realized as income at a slower rate and increases the yield on those purchased at a premium as a result of a decrease in annual amortization of the premium.

       CMOs are securities backed by pools of pass-through securities and/or mortgages that are segregated into sections or "tranches" that provide for sequential retirement of principal, rather than the pro rata share of principal return that occurs through regular monthly principal payments on pass-through securities.

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

       The degree to which a mortgage-backed security is susceptible to income fluctuations is influenced by: (i) the difference between its cost and par; (ii) the relative sensitivity of the underlying mortgages backing the security to prepayment in a changing interest rate environment; and (iii) the repayment priority of the security in the overall securitization structure. The Company seeks to limit the extent of these risks by: (i) purchasing securities that are backed by collateral with lower prepayment sensitivity (such as mortgages priced at a discount to par value and mortgages that are extremely seasoned); (ii)
avoiding securities whose values are heavily influenced by changes in prepayments (such as interest-only and principal-only securities); and (iii) investing in securities structured to reduce prepayment risk (such as planned amortization class ("PAC") and targeted amortization class ("TAC") CMOs). PAC and TAC instruments represented approximately 22 percent of the Company's mortgage-backed securities at December 31, 1996. The call- adjusted modified duration of the Company's mortgage-backed securities at December 31, 1996, was
5.9 years.

       The following table sets forth the par value, amortized cost and estimated fair value of mortgage-backed securities including CMOs at December 31, 1996, summarized by interest rates on the underlying collateral:

                                                                                  Par        Amortized      Estimated
                                                                                 value         cost        fair value
                                                                                 -----         ----        ----------
                                                                                       (Dollars in millions)

Below 7 percent   .........................................................     $1,808.2      $1,738.8       $1,731.9
7 percent - 8 percent......................................................      2,753.8       2,659.1        2,684.9
8 percent - 9 percent......................................................        667.3         663.3          669.7
9 percent and above........................................................        421.3         427.2          428.7
                                                                                --------      --------       --------

            Total mortgage-backed securities...............................     $5,650.6      $5,488.4       $5,515.2
                                                                                ========      ========       ========

     The amortized cost and estimated fair value of mortgage-backed securities including CMOs at December 31, 1996, summarized by type of security were as follows:


                                                                                                 Estimated fair value
                                                                                               -------------------------
                                                                                                               % of
                                                                                Amortized                      fixed
Type                                                                              cost         Amount       maturities
----                                                                              ----         ------       ----------
                                                                                   (Dollars in millions)

Pass-throughs and sequential and targeted amortization  classes............    $3,885.4       $3,903.2          23%
Planned amortization classes and accretion directed bonds..................     1,023.2        1,022.1           6
Support classes............................................................       157.9          163.0           1
Accrual (Z tranche) bonds..................................................        52.9           54.3           -
Subordinated classes.......................................................       369.0          372.6           2
                                                                             ----------     ----------         ---

                                                                               $5,488.4       $5,515.2          32%
                                                                               ========       ========          ==

       Pass-throughs and sequential and targeted amortization classes have similar prepayment variability. Pass-throughs historically provide the best liquidity in the mortgage-backed securities market and provide the best price/performance ratio in a highly volatile interest rate environment. This type of security is also frequently used as collateral in the dollar-roll market. Sequential classes pay in a strict sequence; all principal payments received by the CMO are paid to the sequential tranches in order of priority. Targeted amortization classes provide a modest amount of prepayment protection when prepayments on the underlying collateral increase from those assumed at pricing. Thus, they offer slightly better call protection than sequential classes and pass-throughs.

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

       Support classes absorb the prepayment risk from which planned amortization and targeted amortization classes are protected. As such, they are usually extremely sensitive to prepayments. Most of the Company's support classes are higher average life instruments that generally will not lengthen if interest rates rise further and will have a tendency to shorten if interest rates decline. However, since these bonds have costs below their par values, higher prepayments will have the effect of increasing yields.

       Accrual bonds are CMOs structured such that the payment of coupon interest is deferred until principal payments begin. On each accrual date, the principal balance is increased by the amount of the interest (based upon the stated coupon rate) that otherwise would have been payable. As such, these securities act much the same as zero coupon bonds until cash payments begin. Cash payments typically do not commence until earlier classes in the CMO structure have been retired, which can be significantly influenced by the prepayment experience of the underlying mortgage loan collateral in the CMO structure. Because of the zero coupon element of these securities and the potential uncertainty as to the timing of cash payments, their market values and yields are more sensitive to changing interest rates than are other CMOs, pass-through securities and coupon bonds.

       Subordinated CMO classes have both prepayment and credit risk. The subordinated classes are used to enhance the credit quality of the senior securities and as such, rating agencies require that this support not deteriorate due to the prepayment of the subordinated securities. The credit risk of subordinated classes is derived from the negative leverage of owning a small percentage of the underlying mortgage loan collateral while bearing a majority of the risk of loss due to homeowner defaults.

       If the Company determines that it will dispose of an investment held in the actively managed fixed maturity category, Conseco will either sell the security or transfer it to the trading account at its fair value and recognize the gain or loss immediately. There were no such transfers in 1996. During 1996, the Company sold actively managed fixed maturity securities with an $8.2 billion book value, resulting in $126.8 million of net investment gains and $52.5 million of net investment losses (both before related expenses, amortization and taxes). Such securities were sold in response to changes in the investment environment which created opportunities to enhance the total return of the investment portfolio without adversely affecting the quality of the portfolio or the matching of expected maturities of assets and liabilities. The realization of gains and losses affects the timing of the amortization of the cost of policies produced and the cost of policies purchased, as explained in note 11 to the consolidated financial statements.

       During 1996, fixed maturity investments with par values totaling $267.8 million were redeemed prior to their scheduled maturity dates. As a result of such redemptions, Conseco recognized approximately $5.6 million of additional investment income.

       Other Investments

       Credit-tenant loans are loans on commercial properties where the lease of the principal tenant is assigned to the lender. The principal tenant, or any guarantor of such tenant's obligations, must have a credit rating at the time of origination of the loan of at least BBB- or its equivalent. The underwriting guidelines consider such factors as: (i) the lease term of the property; (ii) the mortgagee's management ability, including business experience, property management capabilities and financial soundness; and (iii) such economic, demographic or other factors that may affect the income generated by the property or its value. The underwriting guidelines also generally require a loan-to-value ratio of 75 percent or less. Credit-tenant loans are carried at amortized cost and totaled $447.1 million at December 31, 1996, or 2.3 percent of total invested assets. The total estimated fair value of credit-tenant loans was $446.3 million at December 31, 1996.

       At December 31, 1996, Conseco held mortgage loan investments with a carrying value of $356.0 million (or 1.8 percent of total invested assets) and a fair value of $356.1 million. Substantially all of the mortgage loan investments were commercial loans. Approximately 2 percent of the Company's mortgage loan balance consisted of investments in junior and residual interests of CMOs. These instruments entitle the Company to the excess cash flows arising from the difference between: (i) the cash flows required to make principal and interest payments on the related senior interests in the CMOs; and (ii) the actual cash flows received on the mortgage loan assets included in the CMO portfolios. If prepayments vary from projections on the mortgage loan assets included in such CMO portfolios, the total cash flows to the Company from such junior and residual interests could change from projected cash flows, resulting in a gain or loss.

       Non-current mortgage loans were insignificant at December 31, 1996. The Company had $.4 million in realized losses on mortgage loans for the year ended December 31, 1996. At December 31, 1996, the Company had a loan loss reserve of $2.4 million. Approximately 30 percent of the mortgage loans were on properties located in California, 12 percent in Texas and 6 percent in Mississippi. No other state comprised greater than 5 percent of the mortgage loan balance.

       At December 31, 1996, the Company held no trading account securities. Trading account securities are investments that are purchased with the intent to be traded prior to their maturity, or are believed likely to be disposed of in the foreseeable future as a result of market or issuer developments. Trading account securities are carried at estimated fair value, with the changes in fair value reflected in the statement of operations.

       Other  invested  assets  include  certain  non-traditional   investments,
including investments in venture capital funds, limited partnerships, mineral rights and promissory notes.

       Short-term investments totaled $281.6 million, or 1.4 percent of invested assets at December 31, 1996, and consisted primarily of commercial paper and repurchase agreements relating to government securities.

       As part of its investment strategy, the Company enters into reverse repurchase agreements and dollar-roll transactions to increase its return on investments and improve its liquidity. Reverse repurchase agreements involve a sale of securities and an agreement to repurchase the same securities at a later date at an agreed upon price. Dollar rolls are similar to reverse repurchase agreements except that the repurchase involves securities that are only substantially the same as the securities sold. The Company enhances its investment yield by investing the proceeds from the sales in short-term securities pending the contractual repurchase of the securities at discounted prices in the forward market. The Company is able to engage in such transactions due to the market demand for mortgage-backed securities to form CMOs. Such investment borrowings averaged $424.7 million during 1996 and were collateralized by investment securities with fair values approximately equal to the loan value. The weighted average interest rate on short-term collateralized borrowings was 5.2 percent in 1996. The primary risk associated with short-term collateralized borrowings is that the counterparty will be unable to perform under the terms of the contract. The Company's exposure is limited to the excess of the net replacement cost of the securities over the value of the short-term investments (which was not material at December 31, 1996). The Company believes that the counterparties to its reverse repurchase and dollar roll agreements are financially responsible and that the counterparty risk is minimal.

       CONSOLIDATED FINANCIAL CONDITION

       Changes in the consolidated balance sheet of 1996 compared to 1995

       Conseco's consolidated balance sheet at December 31, 1996, compared to 1995 was materially affected by the following acquisition transactions which occurred during 1996: (i) the LPG Merger; (ii) the ALH Stock Purchase; (iii) the ATC Merger; (iv) the THI Merger; and (v) the BLH Merger.

       The total capital of Conseco at December 31, 1996 and 1995, was as follows:

                                                                           1996            1995
                                                                           ----            ----
                                                                            (Dollars in millions)
Notes payable of Conseco...........................................       $1,094.9       $  871.4
Notes payable of affiliates, not direct obligations of Conseco.....           -             584.7
                                                                          --------       --------

       Total notes payable.........................................        1,094.9        1,456.1
                                                                          --------       --------

Minority interest:
    Company-obligated mandatorily redeemable preferred
       securities of subsidiary trusts.............................          600.0           -
    Preferred stock................................................           97.0          110.7
    Common stock...................................................             .7          292.6

Shareholders' equity:
    Preferred stock................................................          267.1          283.5
    Common stock and additional paid-in capital....................        2,029.6          157.2
    Unrealized appreciation of securities..........................           38.9          112.7
    Retained earnings..............................................          749.7          558.3
                                                                          --------       --------

       Total shareholders' equity..................................        3,085.3        1,111.7
                                                                          --------       --------

       Total capital of Conseco....................................       $4,877.9       $2,971.1
                                                                          ========       ========

       Notes payable decreased during 1996 as a result of the repayment of debt using the proceeds from the issuance of Preferred Redeemable Increased Dividend Equity Securities, 7% Convertible Preferred Stock ("PRIDES") and the Company-obligated mandatorily redeemable preferred securities. Such repayments included the repayment of debt acquired with LPG and THI.

       Company-obligated mandatorily redeemable preferred securities of subsidiary trusts totaling $600.0 million were issued during 1996. In accordance with GAAP, such securities are not considered shareholders' equity of Conseco, but are classified as minority interest.

       Minority interest, excluding the Company-obligated mandatorily redeemable preferred securities, at December 31, 1996, included: (i) $97.0 million of redeemable preferred stock of a subsidiary of ALH; and (ii) $.7 million interest in the common stock of a subsidiary of ALH. At December 31, 1995, minority interest also included the interests of the non-Conseco shareholders in ALH and BLH. Conseco acquired such ownership interests from the minority interest in the ALH Stock Purchase and the BLH Merger.

       Shareholders' equity increased by $2.0 billion in 1996, to $3.1 billion. Significant components of the increase included: (i) the issuance of shares of common stock with a value of $1.6 billion related to the LPG Merger, the ATC Merger, the THI Merger and the BLH Merger; (ii) the issuance of PRIDES with a value of $267.1 million; (iii) net income of $252.4 million; and (iv) amounts related to stock options and employee benefit plans (including the tax benefit related to issuance of shares under employee benefit plans) totaling $45.4 million. These increases were partially offset by: (i) dividends paid on preferred stock of $27.4 million; (ii) dividends paid on common stock of $10.7 million; and (iii) the decline in unrealized appreciation of $73.8 million.

       Book value per common share outstanding increased to $16.86 at December 31, 1996, from $10.22 at December 31, 1995. Such increase was primarily attributable to the value of shares issued for: (i) Conseco's recent acquisitions; and (ii) the conversion of preferred stock. Excluding unrealized appreciation of fixed maturity securities in accordance with SFAS 115, book value per common share outstanding was $16.62 at December 31, 1996, compared to $8.83 at December 31, 1995.

       Total assets increased by $8.3 billion in 1996, to $25.6 billion, principally due to the assets acquired in the LPG Merger, the ATC Merger, and the THI Merger.

       In accordance with SFAS 115, Conseco records its actively managed fixed maturity investments at estimated fair value. At December 31, 1996 and 1995, such investments were increased by $103.8 million and $608.2 million, respectively, as a result of the SFAS 115 adjustment.




       Financial Ratios


                                                                         1996       1995       1994       1993       1992
                                                                         ----       ----       ----       ----       ----
Ratio of earnings to fixed charges:
    As reported........................................................  1.61X      1.57X      2.26X      2.19X     1.54X
    Excluding interest on annuities and financial products(a)..........  4.55X      3.80X      4.55X      8.85X     6.24X

Ratio of earnings to fixed charges and preferred dividends:
    As reported........................................................  1.50X      1.50X      1.95X      2.04X     1.50X
    Excluding interest on annuities and financial products(a) ........   3.14X      3.06X      3.14X      6.00X     5.09X

Ratio of earnings to fixed charges,  preferred  dividends and distributions  on Company-obligated  mandatorily redeemable preferred securities of subsidiary trusts:
       As reported....................................................   1.49X      1.50X      1.95X      2.04X     1.50X
       Excluding interest on annuities and financial products(a)......   3.06X      3.06X      3.14X      6.00X     5.09X

Ratio of adjusted statutory earnings to cash interest:(b)
    As reported.......................................................   1.50X      1.41X      2.05X      1.47X     1.24X
    Excluding interest on annuities and financial products(a).........   4.56X      3.50X      4.52X      4.94X     5.75X

Ratio of debt to total capital: (c)
    As reported.......................................................    .22X       .49X       .43X       .34X      .49X
    Excluding unrealized appreciation (depreciation)(d)...............    .23X       .53X       .39X       .36X      .50X

Ratio of debt and Company-obligated mandatorily redeemable
    preferred securities of subsidiary trusts to total capital:(c) (e)
       As reported....................................................    .35X       .49X       .43X       .34X      .49X
       Excluding unrealized appreciation (depreciation) (d)...........    .35X       .53X       .39X       .36X      .50X

(a)    These ratios  are  included  to assist the reader in analyzing the impact of interest on annuities and financial products (which is not generally required to be paid in cash in the period it is recognized). Such ratios are not intended to, and do not represent the following ratios prepared in accordance with GAAP: the ratio of earnings to fixed charges; the ratio of earnings to fixed charges and preferred dividends; the ratio of earnings to fixed charges, preferred dividends
       and   distributions  on   Company-obligated     mandatorily   redeemable
       preferred securities of subsidiary trusts; or the ratio of adjusted statutory earnings to cash interest.

(b) Statutory earnings represent: (i) gain from operations of Conseco's consolidated life insurance companies before interest (including, for purposes of the "as reported" ratio, interest on annuities and financial products) and income tax as reported for statutory accounting purposes; plus (ii) income before interest and income tax of all non-life companies. Cash interest includes interest (including, for purposes of the "as reported" ratio, interest on annuities and financial products) of Conseco's consolidated subsidiaries.

(c) For periods prior to 1996, debt includes obligations for which Conseco was not directly liable.

(d) Excludes the effect of reporting fixed maturities at fair value which the Company began to do in 1992 as described in note 1 to the consolidated financial statements.

(e) Represents the ratio of debt and the Company-obligated mandatorily redeemable preferred securities of subsidiary trusts to the sum of shareholders' equity, notes payable, minority interest and the Company-obligated mandatorily redeemable preferred securities of subsidiary trusts.

       Liquidity for Insurance Operations

       Conseco's insurance operating companies generally receive adequate cash flow from premium collections and investment income to meet their obligations. Life insurance and annuity liabilities are generally long term in nature. Policyholders may, however, withdraw funds or surrender their policies, subject to surrender and withdrawal penalty provisions. The Company seeks to balance the duration of its invested assets with the estimated duration of benefit payments arising from contract liabilities.

       Of the Company's total insurance liabilities at December 31, 1996, approximately 20 percent could be surrendered by the policyholder without a penalty. Approximately 65 percent could be surrendered by the policyholder subject to penalty or the release of an insurance liability in excess of surrender benefits paid. Payment characteristics of the insurance liabilities at December 31, 1996, were as follows (dollars in millions):

             Payments under contracts containing fixed payment dates:
                   Due in one year or less..............................................    $   291.9
                   Due after one year through five years................................        708.3
                   Due after five years through ten years...............................        383.8
                   Due after ten years..................................................        783.0
                                                                                            ---------

                        Total gross payments whose payment dates are fixed by contract..      2,167.0
                   Less amounts representing future interest on such contracts..........        845.4
                                                                                            ---------

                        Insurance liabilities whose payment dates are fixed by contract.      1,321.6
             Insurance liabilities whose payment dates are not fixed by contract........     17,982.7
                                                                                            ---------

                        Total insurance liabilities.....................................    $19,304.3
                                                                                            =========

       Of the above insurance liabilities under contracts containing fixed payment dates, approximately 55 percent related to payments that will be made for the lifetime of the contract holder. Conseco considers expected mortality in determining the amount of this liability. The remaining insurance liabilities having fixed payment dates are payable regardless of the contract holder's survival.

       Approximately 20 percent of insurance liabilities were contracts subject to a fixed interest rate for the life of the contract. The remaining liabilities generally were subject to interest rates that could be reset at least annually.

       The following summarizes insurance liabilities for investment contracts by credited rate (excluding interest rate bonuses for the first policy year only) at December 31, 1996 (dollars in millions):

       Below 4.75 percent.........................................................      $  2,361.9
       4.75 percent - 5.00 pecent.................................................         1,054.6
       5.00 percent - 5.25 percent................................................         4,590.3
       5.25 percent - 5.50 percent................................................         1,611.5
       5.50 percent - 5.75 percent................................................         1,201.0
       5.75 percent and above.....................................................           672.3
                                                                                         ---------

             Total insurance liabilities on investment contracts..................       $11,491.6
                                                                                         =========

       Conseco believes that the diversity of its investment portfolio and the concentration of investments in high quality liquid securities provide sufficient liquidity to meet foreseeable cash requirements. The Company's investment portfolio at December 31, 1996, included $.3 billion of short-term investments, $.6 billion of United States government and agency securities, $5.5 billion of mortgage-backed securities, and $10.6 billion of publicly traded investment grade bonds. Although there is no present need or intent to dispose of such investments, the life companies could readily liquidate portions of their investments, if such a need arose. In addition, investments could be used to facilitate borrowings under reverse repurchase agreements or dollar-roll transactions. Such borrowings have been used by the life companies from time to time to increase their return on investments and to improve liquidity. At December 31, 1996, the Company's portfolio of bonds and redeemable preferred stocks had an aggregate unrealized gain of $103.8 million.

       Liquidity of Conseco (Parent Company)

       The parent company is a legal entity, separate and distinct from its subsidiaries, and has no business operations. The parent company needs cash for:
(i) principal and interest on debt; (ii) dividends on preferred and common stock; (iii) distributions on the Company-obligated mandatorily redeemable preferred stock of subsidiary trusts; (iv) holding company administrative expenses; (v) income taxes; and (vi) investments in subsidiaries. The primary sources of cash to meet these obligations include statutorily permitted payments from Conseco's life insurance subsidiaries including: (i) dividend payments;
(ii) tax sharing payments; and (iii) fees for services provided. The parent company may also obtain cash by: (i) issuing debt or equity securities; (ii) borrowing additional amounts under its revolving credit agreement, as described in note 8 to the consolidated financial statements; or (iii) selling all or a portion of its subsidiaries. These sources have historically provided adequate cash flow to fund: (i) the needs of the parent company's normal operations; (ii) internal expansion, acquisitions and investment opportunities; and (iii) the retirement of debt and equity. In 1996, Conseco also issued new shares of its common stock for all or a portion of the cost to acquire LPG, ATC, THI and BLH.

       The following table shows the cash flow activity of the parent company and its wholly owned non-life subsidiaries:

                                                                                           1996         1995         1994
                                                                                           ----         ----         ----
                                                                                               (Dollars in millions)
     Items relating to operations:
       Dividends and surplus debenture payments......................................    $109.9       $  80.6      $  19.7
       Tax sharing payments from subsidiaries........................................       4.6           2.7         13.7
       Fees from affiliates..........................................................      74.8          34.7         45.8
       Fees from unaffiliated companies..............................................      39.3          39.0         30.1
       Parent company costs..........................................................     (39.8)        (64.5)       (67.6)
       Interest on debt of Conseco, including direct and indirect obligations........     (71.3)        (41.6)       (21.2)
       Interest on amounts due from Conseco to life subsidiaries.....................      (7.3)         (8.8)        (9.3)
       Income taxes..................................................................       2.2          (7.7)        (4.5)
       Other.........................................................................      (4.7)           -          17.3
                                                                                        -------       -------       ------

          Total items relating to operations.........................................     107.7          34.4         24.0
                                                                                        -------       -------       ------

     Items relating to investing:
       Purchase of investments.......................................................     (71.1)        (70.8)       (51.6)
       Sales and maturities of investments...........................................      45.3         125.6         22.9
       Cash held by non-life subsidiaries prior to acquisition.......................      40.9          17.0           -
       Proceeds from the sale of shares of WNC and related transactions..............        -             -         811.7
       Investment in consolidated subsidiaries.......................................    (226.1)       (552.3)       (17.0)
       Expense incurred in terminated merger.........................................        -           (5.5)       (30.3)
       Payments from subsidiaries....................................................      36.5            -            -
       Payments to affiliates........................................................        -             -         (58.8)
                                                                                        -------       -------       ------

          Total items relating to investing..........................................    (174.5)       (486.0)       676.9
                                                                                        -------       -------       ------

     Items relating to financing:
       Proceeds from the issuance of convertible preferred stock, net
        of issuance costs............................................................     257.7            -           -
       Proceeds from issuance of Company-obligated mandatorily redeemable
          preferred securities of subsidiary trusts, net of issuance costs...........     587.7            -           -
       Proceeds from the issuance of equity securities...............................      20.6           1.8          3.2
       Proceeds from the issuance of debt, net of issuance costs.....................     856.0         827.2        158.0
       Common and preferred dividends................................................     (34.3)        (24.6)       (31.3)
       Dividends on stock held by subsidiaries.......................................     (38.1)        (38.7)        (4.6)
       Distributions on Company-obligated mandatorily redeemable preferred securities
          of subsidiary trusts.......................................................      (2.9)           -            -
       Payments on debt, including prepayments and acquired debt.....................  (1,467.2)       (330.0)      (378.4)
       Repurchases of Conseco common stock ..........................................     (21.5)        (92.4)      (354.3)
       Payments to retire preferred stock ...........................................       (.3)           -          (3.3)
                                                                                       --------       -------      -------

          Total items relating to financing..........................................     157.7         343.3       (610.7)
                                                                                       --------       -------      -------

          Change in short-term investments of parent
              and its non-life subsidiaries..........................................      90.9        (108.3)        90.2
          Short-term investments, beginning of year..................................      24.2         132.5         42.3
                                                                                       --------       -------      -------

          Short-term investments, end of year........................................  $  115.1       $  24.2      $ 132.5
                                                                                       ========       =======      =======

                                       39

       At December 31, 1996, the parent company and its non-life subsidiaries had short-term investments of $115.1 million, of which $12.6 million was expended in January 1997 for accrued interest and dividends. The parent company and its non-life subsidiaries had additional investments in fixed maturities, equity securities and other invested assets of $65.3 million at December 31, 1996, which, if needed, could be liquidated or contributed to the insurance subsidiaries.

       The ability of Conseco's insurance subsidiaries to pay dividends is subject to state insurance department regulations. These regulations generally permit dividends to be paid for any twelve-month period in amounts equal to the greater of (or in a few states, the lesser of): (i) net gain from operations; or
(ii) 10 percent of surplus as of the end of the preceding year. Any dividends in excess of these levels require the approval of the director or commissioner of the applicable state insurance department. The amount of dividends that the Company's insurance subsidiaries could pay in 1997 without prior approval is approximately $151.0 million.

       Statutory operating results and statutory surplus are determined according to statutes adopted by each state in which the subsidiaries do business. Statutory surplus bears no direct relationship to equity as determined under GAAP. With respect to new business, statutory accounting practices require that: (i) acquisition costs and (ii) reserves for future guaranteed principal payments and interest in excess of statutory rates, be expensed as the new business is written. These items cause a statutory loss ("surplus strain") on many insurance products in the year in which they are issued. Conseco manages the effect of such statutory surplus strain by designing its products to minimize such first-year losses, and by controlling the amount of new premiums written.

       Note 13 to the consolidated financial statements shows the difference between pretax income reported using statutory accounting practices (before deduction of expenses paid to affiliates and transfers to and from and amortization of the interest maintenance reserve ("IMR")) and GAAP.

       Insurance departments in the states where the Company's life insurance subsidiaries are domiciled or do business require insurance companies to make annual and quarterly filings. Portions of surplus, called the IMR and the asset valuation reserve ("AVR"), are required to be appropriated and reported as liabilities. The IMR captures all investment gains and losses resulting from changes in interest rates and provides for such amounts to be amortized into statutory net income on a basis reflecting the remaining lives of the assets sold. The AVR captures investment gains and losses related to changes in creditworthiness; it is also adjusted each year based on a formula related to the quality and loss experience of the Company's investment portfolio. These reserves affect the ability of the Company's insurance subsidiaries to reflect investment gains and losses in statutory earnings and surplus.

       Conseco's debt agreements require the Company to maintain minimum working capital and RBC and limit the Company's ability to incur additional indebtedness. They also restrict the amount of retained earnings that are available for dividends and require Conseco to maintain certain minimum ratings at its insurance subsidiaries.

       INFLATION

       Inflation does not have a significant effect on Conseco's balance sheet; the Company has minimal investments in property, equipment or inventories.

       Medical cost inflation has had a significant impact on the Company's supplemental health operations. In recent years, these costs have increased more rapidly than the Consumer Price Index. Medical costs will likely continue to rise. The impact on Conseco's operations depends upon its ability to increase its premium rates. Such increases are subject to approval by state insurance departments. Before Medicare supplement plans were standardized, approximately two-thirds of the states permitted rate plans with automatic escalation clauses. This permitted Conseco, in periods following initial approval, to adjust premium rates for changes in Medicare deductibles and increases in medical cost inflation without refiling with the regulators. Currently, all rate changes for standardized plans must be individually approved by each state. Conseco prices its new standardized supplement plans to reflect the impact of these filings and the lengthening of the period required to implement rate increases.

       OUTLOOK

       As indicated throughout this report, Conseco intends to continue to grow its life and health insurance operations.

       Conseco's operations in 1997 and in future years will be significantly affected by several planned and recently completed acquisitions. Operating earnings for 1996 were not affected by the ATC Merger, the THI Merger or the BLH Merger, all of which were recorded as of December 31, 1996. On March 4, 1997, Conseco completed the CAF Merger. On December 15, 1996, Conseco and PFS entered into the PFS Merger Agreement pursuant to which PFS would become a wholly owned subsidiary of Conseco. The PFS Merger is expected to be completed in the second quarter of 1997. After an acquisition is completed, Conseco minimizes operating expenses by centralizing, standardizing and more efficiently performing many functions common to most life insurance companies.

These functions include underwriting and policy administration, accounting and financial reporting, marketing, regulatory compliance, actuarial services and asset management.

       Conseco believes that the consolidation of the U.S. life insurance industry will continue, and Conseco intends to participate in this process. Conseco believes that, under appropriate circumstances, it is more advantageous to acquire companies with large books of in-force life and health insurance and annuities and strong distribution channels, than to produce new business or develop or enlarge distribution channels. Conseco believes that the purchased blocks of business and the acquired distribution channels make more predictable profit analysis possible.

       The Company believes a number of life insurance companies will become available for acquisition in the next 10 years as a result of strategic restructuring and consolidation within the life insurance industry. The Company may participate in such acquisitions (such as the LPG Merger, the ATC Merger, the THI Merger and the CAF Merger), when the acquisition fits Conseco's strategic growth plan and can be achieved with a capital structure that results in: (i) increased earnings per share and value to Conseco's shareholders; (ii) favorable rating agency actions; and (iii) an expansion of profitable marketing activities by all Conseco companies. Conseco's ability to complete acquisitions that achieve those objectives depends on a number of external factors, including: (i) the attitudes of rating agencies toward Conseco's strategic plan and capital structure; (ii) the availability and cost of both debt and equity capital; (iii) pressures that motivate companies to seek to be acquired at a reasonable cost; and (iv) competition from other acquirers, which affects the cost of acquisitions.

       Conseco believes it has the resources and capabilities to continue being a successful acquirer of life insurance companies. It also believes that its past record of successfully acquiring, financing and operating life insurance companies will be an advantage compared to others who may attempt to acquire available candidates. The pro forma capital structure of Conseco (giving effect to the CAF Merger, completed in March 1997; and the PFS Merger, expected to be completed in the second quarter of 1997) includes only 30 percent debt.

       As part of its program of exploring opportunities to improve its capital structure, Conseco continually reviews its corporate structure and the need and desirability of restructuring the existing debt and equity of the Company.

       As a result of its recent acquisitions and the planned PFS Merger, Conseco will have significant in-force business and marketing activity in multiple segments of the life insurance industry, including universal life, ordinary life, term life, single- and flexible-premium deferred and immediate annuities (including both variable and fixed), Medicare supplement, long-term care, specified disease, and individual and group health insurance.

       The following pro forma consolidated financial information as of and for the year ended December 31, 1996, is provided for informational purposes only and may not be indicative of the results of operations or financial condition that would have been achieved had the transactions set forth below actually occurred as of the dates indicated or of future results of operations or financial condition of Conseco. Conseco anticipates cost savings and additional benefits as a result of completing the transactions set forth below. Such benefits and any other changes that might have resulted from management of the combined companies have not been included as adjustments to the pro forma consolidated financial information.

       The pro forma consolidated statement of operations information for the year ended December 31, 1996, in the column headed "Pro forma for completed transactions" reflects the following transactions, all of which have already occurred, as if such transactions had occurred on January 1, 1996: (i) the issuance of 4.37 million shares of PRIDES in January 1996; (ii) the BLH offer for and repurchase of its 13 percent senior subordinated notes due 2002 and related financing transactions completed in March 1996; (iii) the LPG Merger;
(iv) the call for redemption of Conseco's Series D Convertible Preferred Stock completed on September 26, 1996; (v) the ALH Stock Purchase; (vi) the issuance of $600 million of Company-obligated mandatorily redeemable preferred securities of subsidiary trusts; (vii) the ATC Merger; (viii) the THI Merger; (ix) the BLH Merger; and (x) the CAF Merger. The pro forma consolidated statement of operations information for the year ended December 31, 1996, in the column headed "Pro forma for completed transactions and the PFS Merger" reflects further adjustments to the consolidated operating results of Conseco as if the PFS Merger had occurred on January 1, 1996.

       The pro forma consolidated balance sheet information at December 31, 1996, in the column headed "Pro forma for completed transactions" reflects the application of certain pro forma adjustments for the CAF Merger, which was completed March 4, 1997. The pro forma consolidated balance sheet data at December 31, 1996, in the column headed "Pro forma for completed transactions and the PFS Merger" reflect further adjustments to the financial position of Conseco as if the PFS Merger had occurred on December 31, 1996.

                                                                               Year ended December 31, 1996
                                                                               ----------------------------
                                                                                                        Pro forma for
                                                                                    Pro forma for         completed
                                                                                      completed     transactions and the
                                                                    As reported     transactions         PFS Merger
                                                                    -----------     ------------         ----------

                                                                         (Amounts in millions, except per share data)
STATEMENT OF OPERATIONS DATA
Insurance policy income...........................................   $1,654.2           $2,599.8            $3,370.7
Investment activity:
  Net investment income...........................................    1,302.5            1,598.0             1,678.5
  Net investment gains............................................       30.4               36.4                40.6
Total revenues....................................................    3,067.3            4,320.1             5,213.6
Interest expense on notes payable.................................      108.1              138.7               142.5
Total benefits and expenses.......................................    2,573.7            3,666.5             4,508.6
Income before income taxes, minority interest and
  extraordinary charge............................................      493.6              653.6               705.0
Income before extraordinary charge................................      278.9              367.1               399.1

PER SHARE DATA (a)
Income before extraordinary charge, primary.......................      $2.12              $1.90               $1.98
Income before extraordinary charge, fully diluted.................       1.96               1.80                1.86
Dividends declared per common share...............................       .083               .083                .083
Book value per common share outstanding...........................      16.86              17.26               18.39
Shares outstanding at year-end....................................      167.1              170.0               178.7
Average fully diluted shares outstanding..........................      142.5              204.3               216.0

BALANCE SHEET DATA - PERIOD END
Total assets......................................................  $25,612.7          $27,213.1           $29,304.3
Notes payable.....................................................    1,094.9            1,696.4             1,825.4
Total liabilities.................................................   21,829.7           23,314.4            25,053.2
Minority interests in consolidated subsidiaries:
  Company-obligated mandatorily redeemable
     preferred securities of subsidiary trusts....................      600.0              600.0               600.0
  Preferred stock.................................................       97.0               97.0                97.0
  Common stock....................................................         .7                 .7                  .7
Shareholders' equity .............................................    3,085.3            3,201.0             3,553.4

OTHER FINANCIAL DATA (a) (b)
Premiums collected (c)............................................   $3,210.4           $4,277.1            $5,071.3
Operating earnings (d)............................................      267.7              353.4               382.7
Operating earnings per fully diluted common share (d).............       1.89               1.74                1.78
Shareholders' equity excluding unrealized appreciation
  (depreciation) of fixed maturity securities (e).................    3,045.5            3,161.2             3,513.6
Book value per common share outstanding, excluding
  unrealized appreciation (depreciation) of fixed
  maturity securities (e).........................................      16.62              17.02               18.17


  (a) All share and per-share amounts have been restated to reflect the two-for-one stock splits paid on April 1, 1996, and February 11, 1997.

  (b) Amounts under this heading are included to assist the reader in analyzing the Company's financial position and results of operations. Such amounts are not intended to, and do not, represent insurance policy income, net income, net income per share, shareholders' equity or book value per share prepared in accordance with GAAP.

  (c) Includes premiums received from annuities and universal life policies. Such premiums are not reported as revenues under GAAP.

  (d) Represents income before extraordinary charge, excluding net investment gains (losses) (less amortization of cost of policies purchased and cost of policies produced and income taxes relating to such gains) and restructuring activities (net of income taxes).

  (e) Excludes the effects of reporting fixed maturities at fair value and recording the unrealized gain or loss on such securities as a component of shareholders' equity, net of tax and other adjustments. Such adjustments, which the Company began to do in 1992, are in accordance with SFAS 115, as described in note 1 to the consolidated financial statements.




  ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.


                                         Index to Consolidated Financial Statements





                                                                                                                         Page
Report of Management...............................................................................................      45

Report of Independent Accountants..................................................................................      46

Consolidated Balance Sheet at December 31, 1996 and 1995...........................................................      47

Consolidated Statement of Operations for the years ended
    December 31, 1996, 1995 and 1994...............................................................................      49

Consolidated Statement of Shareholders' Equity
    for the years ended December 31, 1996, 1995 and 1994...........................................................      51

Consolidated Statement of Cash Flows for the years ended
    December 31, 1996, 1995 and 1994...............................................................................      52

Notes to Consolidated Financial Statements.........................................................................      54




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




   Stephen C. Hilbert                                    Rollin M. Dick
 Chairman of the Board,                           Executive Vice President and
     President and                                  Chief Financial Officer
 Chief Executive Officer

                        REPORT OF INDEPENDENT ACCOUNTANTS





To the Board of Directors
  and Shareholders
Conseco, Inc.


       We have audited the accompanying consolidated balance sheet of Conseco, Inc. and Subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

       In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Conseco, Inc. and Subsidiaries as of December 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.


                                        /s/ COOPERS & LYBRAND L.L.P.
                                        ----------------------------
                                        COOPERS & LYBRAND L.L.P.


Indianapolis, Indiana
March 14, 1997


                                              CONSECO, INC. AND SUBSIDIARIES

                                                CONSOLIDATED BALANCE SHEET
                                                December 31, 1996 and 1995
                                                   (Dollars in millions)



                                                          ASSETS


                                                                                            1996              1995
                                                                                            ----              ----
Investments:
    Actively managed fixed maturities at fair value (amortized cost:
       1996 - $17,203.3; 1995 - $12,355.1).............................................   $17,307.1         $12,963.3
    Equity securities at fair value (cost: 1996 - $97.6; 1995 - $34.6).................        99.7              36.6
    Mortgage loans.....................................................................       356.0             339.9
    Credit-tenant loans................................................................       447.1             259.1
    Policy loans.......................................................................       542.4             307.6
    Other invested assets .............................................................       259.6              91.2
    Short-term investments.............................................................       281.6             189.9
    Assets held in separate accounts...................................................       337.6             227.0
                                                                                          ---------         ---------

           Total investments...........................................................    19,631.1          14,414.6

Accrued investment income..............................................................       296.9             207.8
Cost of policies purchased.............................................................     2,015.0           1,030.7
Cost of policies produced..............................................................       544.3             391.0
Reinsurance receivables................................................................       504.2              84.8
Income tax assets......................................................................         8.8               -
Goodwill (net of accumulated amortization:  1996 - $83.2; 1995 - $48.0)................     2,200.8             894.1
Property and equipment (net of accumulated depreciation: 1996 - $69.7; 1995 - $36.3)...       110.5              88.7
Securities segregated for future redemption of  redeemable preferred stock of a
  subsidiary...........................................................................        45.6              39.2
Other assets...........................................................................       255.5             146.6
                                                                                          ---------         ---------

           Total assets................................................................   $25,612.7         $17,297.5
                                                                                          =========         =========















                            (continued on next page)

                     The accompanying notes are an integral
                       part of the consolidated financial
                                   statements.




                                              CONSECO, INC. AND SUBSIDIARIES

                                          CONSOLIDATED BALANCE SHEET (Continued)
                                                December 31, 1996 and 1995
                                                   (Dollars in millions)


                                           LIABILITIES AND SHAREHOLDERS' EQUITY




                                                                                            1996              1995
                                                                                            ----              ----
Liabilities:
    Insurance liabilities:
       Interest sensitive products.....................................................   $14,795.5        $10,637.7
       Traditional products............................................................     3,180.1          2,035.4
       Claims payable and other policyholder funds.....................................     1,056.3            517.4
       Unearned premiums...............................................................       272.4            187.9
    Income tax liabilities.............................................................         -               93.3
    Investment borrowings..............................................................       383.4            298.1
    Other liabilities..................................................................       709.5            329.6
    Liabilities related to separate accounts ..........................................       337.6            227.0
    Notes payable of Conseco...........................................................     1,094.9            871.4
    Notes payable of affiliates, not direct obligations of Conseco.....................         -              584.7
                                                                                          ---------        ---------

            Total liabilities..........................................................    21,829.7         15,782.5
                                                                                          ---------        ---------

Minority interest:
    Company-obligated mandatorily redeemable preferred securities
       of subsidiary trusts............................................................       600.0              -
    Preferred stock....................................................................        97.0            110.7
    Common stock.......................................................................          .7            292.6

Shareholders' equity:
    Preferred stock....................................................................       267.1            283.5
    Common stock and additional paid-in capital (no par value, 500,000,000 shares authorized, shares issued and outstanding: 1996 - 167,128,228;
       1995 - 81,031,828)..............................................................     2,029.6            157.2
    Unrealized appreciation (depreciation) of securities:
       Fixed maturity securities (net of applicable deferred income taxes:
          1996 - $21.5; 1995 - $66.8)..................................................        39.8            112.6
       Other investments (net of applicable deferred income taxes:
          1996 - $(.5); 1995 - $.1)....................................................         (.9)              .1
    Retained earnings..................................................................       749.7            558.3
                                                                                          ---------        ---------

            Total shareholders' equity.................................................     3,085.3          1,111.7
                                                                                          ---------        ---------

            Total liabilities and shareholders' equity.................................   $25,612.7        $17,297.5
                                                                                          =========        =========








                     The accompanying notes are an integral
                       part of the consolidated financial
                                   statements.




                                              CONSECO, INC. AND SUBSIDIARIES

                                           CONSOLIDATED STATEMENT OF OPERATIONS
                                   for the years ended December 31, 1996, 1995 and 1994
                                       (Dollars in millions, except per share data)

                                                                             1996             1995              1994
                                                                             ----             ----              ----
Revenues:
    Insurance policy income:
       Traditional products.............................................  $1,384.3         $1,355.6            $1,240.6
       Interest sensitive products......................................     269.9            109.4                45.0
    Net investment income...............................................   1,302.5          1,142.6               385.7
    Net investment gains (losses).......................................      30.4            188.9               (30.5)
    Fee revenue and other income........................................      49.8             43.6                75.5
    Restructuring income................................................      30.4             15.2                80.8
    Equity in earnings of unconsolidated subsidiaries...................        -                -                 64.9
                                                                          --------         --------            --------

            Total revenues..............................................   3,067.3          2,855.3             1,862.0
                                                                          --------         --------            --------

Benefits and expenses:
    Insurance policy benefits...........................................   1,173.3          1,075.5               915.4
    Change in future policy benefits....................................      21.7             32.0                42.6
    Interest expense on annuities and financial products................     668.6            585.4               134.7
    Interest expense on notes payable...................................     108.1            119.4                59.3
    Interest expense on short-term investment borrowings................      22.0             22.2                 7.7
    Amortization related to operations..................................     240.0            203.6               133.3
    Amortization related to investment gains (losses)...................      36.0            126.6                (5.3)
    Other operating costs and expenses..................................     304.0            272.1               214.1
    Expenses incurred in conjunction with terminated merger.............        -                -                 35.8
                                                                          --------         --------            --------

            Total benefits and expenses.................................   2,573.7          2,436.8             1,537.6
                                                                          --------         --------            --------

            Income before income taxes, minority interest
                and extraordinary charge ...............................     493.6            418.5               324.4

Income tax expense......................................................     179.8             87.0               111.0
                                                                          --------         --------            --------

            Income before minority interest and
                extraordinary charge ...................................     313.8            331.5               213.4

Minority interest:
    Distributions on Company-obligated mandatorily redeemable preferred
       securities of subsidiary trusts..................................       3.6               -                   -
    Dividends on preferred stock........................................       8.9             11.9                 3.3
    Equity in earnings..................................................      22.4             97.1                55.7
                                                                          --------         --------            --------

            Income before extraordinary charge .........................     278.9            222.5               154.4

Extraordinary charge on extinguishment of
    debt, net of taxes and minority interest............................      26.5              2.1                 4.0
                                                                          --------         --------            --------

            Net income..................................................     252.4            220.4               150.4

Less preferred stock dividends..........................................      27.4             18.4                18.6
                                                                          --------         --------            --------

            Net income applicable to common stock.......................  $  225.0         $  202.0            $  131.8
                                                                          ========         ========            ========

                            (continued on next page)

                     The accompanying notes are an integral
                       part of the consolidated financial
                                   statements.




                         CONSECO, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENT OF OPERATIONS (Continued)
             for the years ended December 31, 1996, 1995 and 1994
                  (Dollars in millions, except per share data)


                                                                             1996             1995            1994
                                                                             ----             ----            ----
Earnings per common share and common equivalent share:
    Primary:
       Weighted average shares outstanding............................. 126,812,000      86,094,000      105,392,000
       Net income before extraordinary charge .........................       $2.12           $2.37            $1.29
       Extraordinary charge ...........................................         .21             .02              .04
                                                                              -----           -----           ------

            Net income.................................................       $1.91           $2.35            $1.25
                                                                              =====           =====            =====

    Fully diluted:
       Weighted average shares outstanding............................. 142,487,000     104,480,000      123,436,000
       Net income before extraordinary charge .........................       $1.96           $2.13            $1.25
       Extraordinary charge............................................         .19             .02              .03
                                                                              -----           -----            -----

            Net income.................................................       $1.77           $2.11            $1.22
                                                                              =====           =====            =====










                     The accompanying notes are an integral
                       part of the consolidated financial
                                   statements.




                                              CONSECO, INC. AND SUBSIDIARIES

                                      CONSOLIDATED  STATEMENT  OF  SHAREHOLDERS' EQUITY
                                    for the years ended December 31, 1996, 1995 and 1994
                                                   (Dollars in millions)

                                                                                  1996           1995            1994
                                                                                  ----           ----            ----
Preferred stock:
    Balance, beginning of year................................................  $  283.5      $   283.5        $ 287.5
       Issuance of convertible preferred stock................................     267.1            -               -
       Conversion of preferred shares into common stock.......................    (283.2)           -               -
       Preferred shares redeemed..............................................       (.3)           -             (4.0)
                                                                                --------      ---------        -------

    Balance, end of year......................................................  $  267.1      $   283.5        $ 283.5
                                                                                ========      =========        =======

Common stock and additional paid-in capital:
    Balance, beginning of year................................................  $  157.2      $   165.8        $ 102.8
       Issuance of shares in merger with Life Partners Group, Inc.............     586.8            -               -
       Issuance of shares in merger with American Travellers Corporation......     630.9            -               -
       Issuance of shares in merger with Transport Holdings Inc...............     227.9            -               -
       Issuance of shares in merger with Bankers Life Holding Corporation.....     123.0            -               -
       Issuance of shares for stock options and employee benefit plans........      29.5            6.0           19.3
       Tax benefit related to issuance of shares under employee benefit plans.      15.9             .4           69.2
       Conversion of preferred stock into common stock........................     283.2            -               -
       Cost of issuance of preferred stock....................................     (21.7)           -               -
       Cost of shares acquired charged to common stock
          and additional paid-in capital......................................      (3.1)         (15.0)         (25.5)
                                                                                --------      ---------        -------

    Balance, end of year......................................................  $2,029.6      $   157.2        $ 165.8
                                                                                ========      =========        =======

Unrealized appreciation (depreciation) of securities:
    Fixed maturity securities:
       Balance, beginning of year ............................................  $  112.6      $  (137.7)       $  87.4
          Change in unrealized appreciation (depreciation)....................     (72.8)         250.3         (225.1)
                                                                                --------      ---------        -------

       Balance, end of year...................................................  $   39.8      $   112.6        $(137.7)
                                                                                ========      =========        =======

    Other investments:
       Balance, beginning of year ............................................  $     .1      $    (2.0)       $  10.1
          Change in unrealized appreciation (depreciation)....................      (1.0)           2.1          (12.1)
                                                                                --------      ---------        -------

       Balance, end of year...................................................  $    (.9)     $      .1        $  (2.0)
                                                                                ========      =========        =======

Retained earnings:
    Balance, beginning of year................................................   $ 558.3      $   437.4        $ 654.8
       Net income ............................................................     252.4          220.4          150.4
       Dividends on preferred stock...........................................     (27.4)         (18.4)         (18.6)
       Dividends on common stock..............................................     (10.7)          (3.7)         (12.2)
       Cost of shares acquired charged to retained earnings...................     (22.9)         (77.4)        (337.0)
                                                                                --------      ---------        -------

    Balance, end of year......................................................  $  749.7      $   558.3        $ 437.4
                                                                                ========      =========        =======

          Total shareholders' equity..........................................  $3,085.3      $ 1,111.7        $ 747.0
                                                                                ========      =========        =======


                     The accompanying notes are an integral
                       part of the consolidated financial
                                   statements.




                         CONSECO, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS
              for the years ended December 31, 1996, 1995 and 1994
                              (Dollars in millions)

                                                                           1996            1995           1994
                                                                           ----            ----           ----

Cash flows from operating activities:
    Net income.........................................................  $   252.4       $  220.4       $  150.4
    Adjustments to reconcile net income to net
       cash provided by operating activities:
          Amortization and depreciation................................      336.3          339.4          136.3
          Income taxes.................................................       15.5          (34.7)          (5.7)
          Insurance liabilities........................................      (84.4)          (4.2)          67.9
          Interest credited to insurance liabilities...................      668.6          585.4          134.7
          Fees charged to insurance liabilities .......................     (239.5)        (108.1)         (43.0)
          Accrual and amortization of investment income................      (29.5)         (71.8)         (37.6)
          Deferral of cost of policies produced  ......................     (308.4)        (282.1)        (161.8)
          Restructuring income ........................................      (30.4)         (15.2)         (80.8)
          Equity in undistributed earnings of unconsolidated
            subsidiaries...............................................        -              -            (61.1)
          Minority interest............................................       21.3           91.9           45.1
          Extraordinary charge on extinguishment of debt...............       36.9            3.7            5.0
          Net investment (gains) losses................................      (30.4)        (188.9)          30.5
          Other........................................................      (70.3)         (28.9)         (37.2)
                                                                         ---------      ---------       --------

            Net cash provided by operating activities..................      538.1          506.9          142.7
                                                                         ---------      ---------       --------

Cash flows from investing activities:
    Sales of investments...............................................    8,394.1        7,900.9        2,789.3
    Maturities and redemptions.........................................      614.3          417.1          148.2
    Purchases of investments...........................................   (9,409.7)      (9,112.3)      (3,613.3)
    Cash received (paid) in reinsurance transactions...................        -            (71.1)         158.8
    Purchase of additional shares of Bankers Life Holding Corporation..      (27.7)        (304.5)         (35.7)
    Purchase of additional shares of CCP Insurance, Inc................        -           (281.8)            -
    Repurchase of equity securities by CCP Insurance, Inc..............        -            (44.5)            -
    Purchase of American Life Holdings, Inc............................     (165.0)            -          (215.3)
    Purchase of preferred stock of American Life Holdings, Inc.........      (12.6)            -              -
    Short-term investments held by Life Partners Group, Inc.
       before consolidation............................................       79.1             -              -
    Short-term investments held by American Travellers Corporation
       before consolidation............................................       65.4             -              -
    Short-term investments held by Transport Holdings Inc. before
       consolidation...................................................       47.1             -              -
    Short-term investments held by CCP Insurance, Inc. before
       consolidation at January 1, 1995................................        -            123.0             -
    Proceeds from sale of  Western National  Corporation,
       net of cash held before deconsolidation.........................        -              -            459.2
    Other..............................................................      (21.3)          (3.3)         (31.3)
                                                                         ---------      ---------       --------

          Net cash used by investing activities........................     (436.3)      (1,376.5)        (340.1)
                                                                         ---------      ---------       --------

                                                 (continued on next page)







                     The accompanying notes are an integral
                       part of the consolidated financial
                                   statements.




                         CONSECO, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENT OF CASH FLOWS (Continued)
              for the years ended December 31, 1996, 1995 and 1994
                              (Dollars in millions)

                                                                             1996            1995           1994
                                                                             ----            ----           ----
Cash flows from financing activities:
    Issuance of capital stock, net.....................................    $   20.6     $     1.8         $   16.9
    Issuance of convertible preferred stock............................       257.7           -                -
    Issuance of Company-obligated mandatorily redeemable
       preferred securities of subsidiary trusts.......................       587.7           -                -
    Issuance of equity interests in subsidiaries, net..................         2.2          16.8             68.0
    Issuance of notes payable of Conseco, net..........................       856.0         795.2            158.0
    Issuance of notes payable of affiliates, net - not direct
       obligations of Conseco .........................................       459.4         233.4            306.4
    Redemption of preferred stock......................................         (.3)          -                -
    Payments to repurchase equity securities of Conseco ...............       (21.5)        (92.4)          (366.5)
    Payments on notes payable of Conseco...............................    (1,207.9)       (330.0)          (378.4)
    Payments on notes payable of affiliates - not direct
       obligations of Conseco..........................................      (926.4)       (269.0)           (66.5)
    Deposits to insurance liabilities..................................     1,811.5       1,757.4            634.6
    Investment borrowings..............................................        30.6         298.1           (207.2)
    Withdrawals from insurance liabilities.............................    (1,842.5)     (1,622.6)          (307.6)
    Distributions paid on Company-obligated mandatorily redeemable
       preferred securities of subsidiary trusts.......................        (2.9)          -                -
    Dividends paid.....................................................       (34.3)        (24.6)           (31.3)
                                                                           --------     ---------         --------

            Net cash provided (used)  by financing activities..........       (10.1)        764.1           (173.6)
                                                                           --------     ---------         --------

            Net increase (decrease) in short-term investments..........        91.7        (105.5)          (371.0)

Short-term investments, beginning of year..............................       189.9         295.4            666.4
                                                                           --------     ---------         --------

Short-term investments, end of year....................................    $  281.6      $  189.9         $  295.4
                                                                           ========      ========         ========











                     The accompanying notes are an integral
                       part of the consolidated financial
                                   statements.

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

                      ------------------------------------


       1.  SIGNIFICANT ACCOUNTING POLICIES:

       Basis of Presentation

       The following summary explains the accounting policies we use to arrive at some of the more significant numbers in our financial statements. We have restated all share and per-share amounts for the two-for-one stock splits distributed April 1, 1996, and February 11, 1997. We prepare our financial statements in accordance with generally accepted accounting principles ("GAAP"). We follow the accounting standards established by the Financial Accounting Standards Board, the American Institute of Certified Public Accountants and the Securities and Exchange Commission.

       Conseco, Inc. ("We," "Conseco" or "the Company") is a financial services holding company engaged primarily in the development, marketing and administration of annuity, supplemental health and individual life products. Conseco's operating strategy is to grow the insurance business within its subsidiaries by focusing its resources on the development and expansion of profitable products and strong distribution channels. Conseco supplements such growth by acquiring companies that have profitable niche products, strong distribution systems and progressive management teams who can work with Conseco to implement Conseco's operating and growth strategies. Once a company is acquired, our operating strategy is to consolidate and streamline management and administrative functions, to realize superior investment returns through active asset management, to eliminate unprofitable products and distribution channels, and to expand and develop the profitable distribution channels and products.

       We own the following life insurance companies: Bankers Life and Casualty Company ("Bankers Life"), Bankers Life Insurance Company of Illinois, Certified Life Insurance Company, Great American Reserve Insurance Company ("Great American Reserve"), Beneficial Standard Life Insurance Company ("Beneficial Standard"), Jefferson National Life Insurance Company of Texas, Bankers National Life Insurance Company, National Fidelity Life Insurance Company, Lincoln American Life Insurance Company, American Life and Casualty Insurance Company ("ALC"), Vulcan Life Insurance Company, Philadelphia Life Insurance Company, Massachusetts General Life Insurance Company, Lamar Life Insurance Company,
Wabash Life Insurance Company, American Travellers Life Insurance Company, United General Life Insurance Company, American Travellers Insurance Company of New York, TLIC Life Insurance Company, Transport Life Insurance Company ("TLIC") and Continental Life Insurance Company.

       Consolidation issues. Conseco Capital Partners, L.P. ("Partnership I"), an investment partnership formed by Conseco with other investors, was the Company's vehicle for acquiring four insurance companies: Great American Reserve in June 1990, Jefferson National Life Insurance Company in November 1990 (it was merged with Great American Reserve in 1994), Beneficial Standard in March 1991 and Bankers Life in November 1992. We accounted for all of these acquisitions as purchases, reflecting the acquired operations in our financial statements beginning with the acquisition dates. As sole general partner, Conseco exercised unilateral control over Partnership I even though our ownership interest was less than 50 percent. We were therefore required to include the accounts of Partnership I and its majority-owned subsidiaries in our consolidated financial statements until Partnership I was liquidated on March 31, 1993.

       CCP Insurance, Inc. ("CCP"), a newly organized holding company for Partnership I's first three acquisitions, completed an initial public offering ("IPO") in July 1992. As a result of the IPO, we no longer had unilateral control over those entities and stopped including their accounts in our consolidated financial statements. We carried our investment in CCP and its subsidiaries in our financial statements on the equity basis in 1994 and 1993. In August 1995, we completed the purchase of all the shares of CCP common stock we did not previously own in a transaction pursuant to which CCP was merged with Conseco, with Conseco being the surviving corporation (the merger and related transactions are referred to herein as the "CCP Merger"). As a result, CCP's subsidiaries (Great American Reserve and Beneficial Standard) became wholly owned subsidiaries of the Company. The Company's consolidated statements reflect the operations of CCP on a consolidated basis effective January 1, 1995.

       We were required to use step-basis accounting when we acquired the shares of CCP common stock in various transactions. As a result, the assets and liabilities of CCP included in our consolidated balance sheet represent the following combination of values: (i) the portion of CCP's net assets acquired by Conseco in the initial acquisitions of CCP's subsidiaries made by Partnership I is valued as of those respective acquisition dates; and (ii) the portion of CCP's net assets acquired in the CCP Merger is valued as of August 31, 1995.

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

                      ------------------------------------



       Bankers Life Holding Corporation ("BLH"), a company formed by Partnership I to acquire Bankers Life, completed an IPO in March 1993. As a result of the IPO, Conseco owned 31 percent of BLH and no longer had unilateral control of BLH. However, after we acquired additional common shares of BLH in September 1993, our ownership position in BLH increased to 56 percent. In June 1995, we purchased additional common shares of BLH, increasing the Company's ownership of BLH to 85 percent. Conseco's ownership of BLH increased to 88 percent at December 31, 1995, and 90.5 percent at March 5, 1996, as a result of share repurchases by BLH. On December 31, 1996, we completed the purchase of BLH common shares we did not already own in a transaction pursuant to which BLH merged with a wholly owned subsidiary of Conseco (the "BLH Merger"). The accounts of BLH are consolidated with Conseco's accounts for all periods in the accompanying consolidated financial statements.

       The assets and liabilities of BLH included in Conseco's 1996 consolidated balance sheet represent the following combination of values: (i) the portion of BLH's net assets acquired by Conseco in the November 1992 acquisition made by Partnership I is valued as of that acquisition date; (ii) the portion of BLH's net assets acquired in 1993, 1995 and the first quarter of 1996 is valued as of the dates of their purchase; and (iii) the portion of BLH's net assets acquired in the BLH Merger is valued as of December 31, 1996.

       Western National Corporation ("WNC"), the holding company for Western National Life Insurance Company ("Western National"), completed an IPO in February 1994. Prior to the IPO, WNC was a wholly owned subsidiary of Conseco. We sold 60 percent of our equity interest in the IPO and our remaining 40 percent interest in WNC on December 23, 1994. Our equity in earnings of WNC in 1994 therefore reflected: (i) all of WNC's earnings for the period through February 15, 1994; and (ii) 40 percent of WNC's earnings for the period from February 15, 1994, through December 23, 1994.

       Conseco Capital Partners II, L.P. ("Partnership II"), Conseco's second investment partnership, acquired American Life Holdings, Inc. ("ALH" and the parent of ALC) on September 29, 1994. Because Conseco was the sole general partner of Partnership II, Conseco controlled Partnership II and ALH even though our ownership interest was less than 50 percent. Because of this control, Conseco's consolidated financial statements were required to include the accounts of ALH. Immediately after the acquisition of ALH, Conseco, through its direct investment and through its equity interests in the investments made by BLH, CCP and WNC, had approximately a 27 percent ownership interest in ALH.

       On November 30, 1995, ALH issued 2,142,857 shares of its common stock for $30.0 million (including $13.2 million paid by Conseco and its subsidiaries) in a private placement transaction. Conseco's ownership interest in ALH increased to 36 percent at December 31, 1995, as a result of this transaction and changes in our ownership of affiliated companies with ownership interests in ALH.

       On September 30, 1996, we purchased all of the common shares of ALH we did not previously own from Partnership II for $165.0 million in cash (the "ALH Stock Purchase") and Partnership II was terminated. We were required to use step-basis accounting when we acquired the shares of ALH common stock in the ALH Stock Purchase and for our previous acquisitions. As a result, the assets and liabilities of ALH included in the December 31, 1996, consolidated balance sheet represent the following combination of values: (i) the portion of ALH's net assets acquired by Conseco in the initial acquisition of ALH made by Partnership II is valued as of September 29, 1994; (ii) the portion of ALH's net assets acquired on November 30, 1995 is valued as of that date; and (iii) the portion of ALH's net assets acquired in the ALH Stock Purchase is valued as of September 30, 1996.

       On August 2, 1996, we completed the acquisition (the "LPG Merger") of Life Partners Group, Inc. ("LPG") and LPG became a wholly owned subsidiary of Conseco. On December 17, 1996, we completed the acquisition (the "ATC Merger") of American Travellers Corporation ("ATC") and ATC was merged with and into Conseco, with Conseco being the surviving corporation. On December 23, 1996, we completed the acquisition (the "THI Merger") of Transport Holdings Inc. ("THI") and THI was merged with and into Conseco with Conseco being the surviving corporation. Accordingly, the accounts of LPG are consolidated with Conseco effective July 1, 1996 and the accounts of ATC and THI are consolidated effective December 31, 1996.

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

                      ------------------------------------



       Neither "consolidation" nor "non-consolidation" methods of accounting for partially owned subsidiaries affect our reported net income or shareholders' equity. Our consolidated financial statements do not include the results of material transactions between us and our consolidated affiliates, or among our consolidated affiliates. We reclassified some figures in our 1995 and 1994
consolidated   financial   statements   and  notes  to  conform  with  the  1996
presentation.

       Investments

       Fixed maturities are securities that mature more than one year after issuance. They include bonds, notes receivable and preferred stocks with mandatory redemption features and are classified as follows:

             Actively managed - fixed maturity securities that we may sell prior to maturity in response to changes in interest rates, issuer credit quality or our liquidity requirements. We carry actively managed securities at estimated fair value. We record any unrealized gain or loss, net of tax and the related adjustments described below, as a component of shareholders' equity.

             Trading account - fixed maturity securities that we buy principally for the purpose of selling in the near term. We carry trading account securities at estimated fair value. We include any unrealized gain or loss in net investment gains (losses). We did not hold any trading account securities at December 31, 1996 or 1995.

             Held to maturity - (all other fixed maturities) securities which we have the ability and positive intent to hold to maturity. When we own such securities, we carry them at amortized cost. We may dispose of these securities if the credit quality of the issuer deteriorates, if regulatory requirements change or under other unforeseen circumstances. We have not held any held to maturity securities since implementing SFAS 115 in 1993.

       We consider the anticipated returns from investing policyholder balances, including investment gains and losses, in determining the amortization of the cost of policies purchased and the cost of policies produced. When we state actively managed fixed maturities at fair value, we also adjust the cost of policies purchased and the cost of policies produced to reflect the change in cumulative amortization that we would have recorded if we had sold these securities at their fair value and reinvested the proceeds at current yields. If future yields on such securities decline, it may be necessary to increase certain of our insurance liabilities. We are required to adjust such liabilities when their balances and future net cash flows (including investment income) are insufficient to cover future benefits and expenses.

       The unrealized gains and losses and the related adjustments described above have no effect on our earnings. We record them, net of tax, to shareholders' equity. The following table summarizes the effect of these adjustments on the related balance sheet accounts as of December 31, 1996:

                                                                                    Effect of fair value
                                                                                        adjustment to
                                                                    Balance           actively managed
                                                                    before             fixed maturity          Reported
                                                                  adjustment             securities             amount
                                                                  ----------             ----------             ------
                                                                                    (Dollars in millions)

Actively managed fixed maturity securities....................    $17,203.3                  $103.8           $17,307.1
Cost of policies purchased....................................      2,059.2                   (44.2)            2,015.0
Cost of policies produced.....................................        542.6                     1.7               544.3
Income tax assets.............................................         30.3                   (21.5)                8.8
Unrealized appreciation of fixed maturity securities..........          -                      39.8                39.8


                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

                      ------------------------------------

       When there are changes in conditions that cause us to transfer a fixed maturity investment to a different category (i.e., actively managed, trading or held to maturity), we transfer it at its fair value on that date. We account for the security's unrealized gain or loss (such amounts were immaterial in 1996) as follows:

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

       Equity securities include investments in common stocks and non-redeemable preferred stock. We treat them like actively managed fixed maturities (as described above).

       Credit-tenant loans ("CTLs") are loans for commercial properties. When we make these loans: (i) the lease of the principal tenant must be assigned to Conseco; (ii) the lease must produce adequate cash flow to fund substantially all the requirements of the loan; and (iii) the principal tenant or the guarantor of such tenant's obligations must have an investment-grade credit rating when the loan is made. These loans also must be collateralized by the value of the related property. Our underwriting guidelines take into account such factors as: (i) the lease term of the property; (ii) the borrower's management ability, including business experience, property management capabilities and financial soundness; and (iii) such economic, demographic or other factors that may affect the income generated by the property, or its value. The underwriting guidelines generally require a loan-to-value ratio of 75 percent or less. We carry both CTLs and traditional mortgage loans at amortized cost.

       As part of our investment strategy, we may enter into reverse repurchase agreements and dollar-roll transactions to increase our investment return or to improve our liquidity. We account for these transactions as collateral borrowings, where the amount borrowed is equal to the sales price of the underlying securities.

       Other invested assets include certain non-traditional investments, including investments in venture capital funds, limited partnerships, mineral rights and promissory notes. Such investments are accounted for using either the cost method, or for investments in partnerships over whose operations the Company exercises significant influence, the equity method.

       Policy loans are stated at their current unpaid principal balances.

       Short-term investments include commercial paper, invested cash and other investments purchased with maturities of less than three months. We carry them at amortized cost, which approximates their estimated fair value. We consider all short-term investments to be cash equivalents.

       We defer any fees received or costs incurred when we originate investments--principally CTLs and mortgages. We amortize fees, costs, discounts and premiums as yield adjustments over the contractual lives of the investments. We consider anticipated prepayments on mortgage-backed securities in determining estimated future yields on such securities.

       We record the cost of each individual investment security. When we sell a security, we report the difference between our sale proceeds and its carrying value (before unrealized adjustment) as a realized gain or loss on investments. If the proceeds result from prepayments by the issuer prior to maturity, we record those differences as an adjustment to investment income.

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

                      ------------------------------------


       We regularly evaluate all our CTLs, mortgage loans and other investments based on current economic conditions, credit loss experience and other investee-specific developments. If there is a decline in a security's net realizable value that is other than temporary, we treat it as a realized loss and we reduce our cost basis of the security to its estimated fair value. If a loan becomes impaired (i.e., it becomes probable that we will be unable to collect all amounts due according to the contractual terms of the agreement), we revalue the loan at the present value of expected cash flows, discounted at the loan's effective interest rate. We accrue interest thereafter on its net carrying amount.

       Separate Accounts

       Separate accounts are funds on which investment income and gains or losses accrue directly to certain policyholders. The assets of these accounts are legally segregated. They are not subject to the claims which may arise out of any other business of Conseco. We report separate account assets at market value; the underlying investment risks are assumed by the contract holders. We record the related liabilities at amounts equal to the underlying assets; the fair value of these liabilities equals their carrying amount.

       Cost of Policies Purchased

       When we acquire an insurance company, we assign a portion of its cost to the right to receive future cash flows from insurance contracts existing at the date of the acquisition. This cost of policies purchased represents the actuarially determined present value of the projected future cash flows from the acquired policies. To determine this value, we use a method that is consistent with methods commonly used to value blocks of insurance business and with the basic methodology generally used to value assets. It can be summarized as follows:

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

       -  The cost of our capital required to fund the acquisition.

       - The likelihood of changes in projected future cash flows that might occur if there are changes in insurance regulations and tax laws.

       - The acquired company's compatibility with other Conseco activities that may favorably affect future cash flows.

       -  The complexity of the acquired company.

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

                      ------------------------------------


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

       Each year, we evaluate the recoverability of the cost of policies purchased to the unamortized asset balance by line of business within each block of purchased insurance business. If our current estimate indicates that the existing insurance liabilities, together with the present value of future net cash flows from the blocks of business purchased, will be insufficient to recover the cost of policies purchased, we charge the difference to expense. We adjust amortization consistent with the methods used with the cost of policies produced (as described below).

       The cost of policies purchased related to acquisitions completed prior to November 19, 1992 (representing 12 percent of the balance of cost of policies purchased at December 31, 1996) is amortized under a slightly different method than that described above. However, the effect of the different method on 1996 net income was insignificant.

       Cost of Policies Produced

       The costs that vary with and are primarily related to producing new business are referred to as cost of policies produced. They consist primarily of commissions, first-year bonus interest and certain costs of policy issuance and underwriting, net of fees charged to the policy in excess of ultimate fees charged. To the extent that they are recoverable from future profits, we defer these costs and amortize them with interest as follows:

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

       Each year, we evaluate the recoverability of the unamortized balance of the cost of policies produced. For universal life-type contracts and investment-type contracts, we increase or decrease the accumulated amortization whenever there is a material change in the estimated gross profits expected over the life of a block of business. We do this in order to maintain a constant relationship between the cumulative amortization and the present value (discounted at the rate of interest that accrues to the policies) of expected gross profits. For most other contracts, we reduce the unamortized asset balance (by a charge to income) only when the present value of future cash flows, net of the policy liabilities, is insufficient to recover the asset balance.

       Goodwill

       Goodwill is the excess of the amount we paid to acquire a company over the fair value of its net assets. We amortize goodwill on the straight-line basis over a 40-year period. We continually monitor the value of our goodwill based on our estimates of future earnings. We determine whether goodwill is fully recoverable from projected undiscounted net cash flows from earnings of the subsidiaries over the remaining amortization period. If we were to determine that changes in such projected cash flows no longer supported the recoverability of goodwill over the remaining amortization period, we would reduce its carrying value with a corresponding charge to expense or shorten the amortization period (no such changes have occurred).

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

                      ------------------------------------



       Property and Equipment

       We carry property and equipment at depreciated cost. We depreciate property and equipment on a straight-line basis over the estimated useful lives of the assets, which average approximately 13 years. Our depreciation expense was $11.9 million in 1996, $9.3 million in 1995 and $8.3 million in 1994.

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

       For investment contracts without mortality risk (such as deferred annuities and immediate annuities with benefits paid for a period certain) and for contracts that permit either Conseco or the insured to make changes in the contract terms (such as single- premium whole life and universal life), we are required to record premium deposits and benefit payments as increases or decreases in a liability account, rather than as revenue and expense. We record as revenue any amounts charged against the liability account for the cost of insurance, policy administration and surrender penalties. We record as expense any interest credited to the liability account and any benefit payments that exceed the contract liability account balance.

       We calculate our reserves for traditional and limited-payment life contracts generally using the net-level-premium method, based on assumptions as to investment yields, mortality, withdrawals and dividends. We make these assumptions at the time we issue the contract, or in the case of contracts acquired by purchase, at the purchase date. We base these assumptions on projections from past experience, modified as necessary to reflect anticipated trends and making allowance for possible unfavorable deviation.

       For traditional life insurance contracts, we recognize premiums as income when due or, for short-duration contracts, over the period to which the premiums relate. We recognize benefits and expenses as a level percentage of earned premiums. We accomplish this by providing for future policy benefits and by amortizing deferred policy acquisition costs.

       For contracts with mortality risk, but with premiums paid for only a limited period (such as single-premium immediate annuities with benefits paid for the life of the annuitant), we use an accounting treatment similar to that used for traditional contracts. An exception is that we defer the excess of the gross premium over the net premium and recognize it in relation to the present value of expected future benefit payments (when accounting for annuity contracts) or in relation to insurance in force (when accounting for life insurance contracts).

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

       The liability for future policy benefits for accident and health policies consists of active life reserves and the estimated present value of the remaining ultimate net cost of incurred claims. Active life reserves include unearned premiums and additional reserves. The additional reserves are computed on the net level premium method using assumptions for future investment yield, mortality and morbidity experience. Our assumptions are based on projections of past experience and include provisions for possible adverse deviation.

       For participating policies, we determine annually the amount of dividends to be paid. We include as an insurance liability the portion of the earnings allocated to participating policyholders.

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

                      ------------------------------------


       Reinsurance

       In the normal course of business, Conseco seeks to limit its exposure to loss on any single insured and to recover a portion of the benefits paid over such limits. We do this by ceding reinsurance to other insurance enterprises or reinsurers under excess coverage and coinsurance contracts. We limit how much risk per policy we will retain. We currently retain no more than $.8 million of risk on any one policy.

       We report assets and liabilities related to insurance contracts before the effects of reinsurance. We report reinsurance receivables and prepaid reinsurance premiums (including amounts related to insurance liabilities) as assets. We recognize estimated reinsurance receivables in a manner consistent with the liabilities related to the underlying reinsured contracts.

       Income Taxes

       Our income tax expense includes deferred income taxes arising from temporary differences between the tax and financial reporting basis of assets and liabilities. This liability method of accounting for income taxes also requires us to reflect in income the effect of a tax-rate change on accumulated deferred income taxes in the period in which the change is enacted.

       In assessing the realization of deferred income tax assets, we consider whether it is more likely than not that the deferred income tax assets will be realized. The ultimate realization of deferred income tax assets depends upon generating future taxable income during the periods in which temporary differences become deductible. If future income is not generated as expected, deferred income tax assets may need to be written off.

       Minority Interest

       Our consolidated financial statements include all of the assets, liabilities, revenues and expenses of BLH, ALH (since its acquisition by Partnership II on September 29, 1994), and CCP (since January 1, 1995, as a result of the CCP Merger) even though we did not own all of the common and preferred stock of these subsidiaries during all periods. We make a charge against consolidated income for the share of earnings allocable to minority interests, for dividends on preferred stock of subsidiaries and for distributions on the Company-obligated mandatorily redeemable preferred securities of subsidiary trusts. We show the shareholders' equity of such entities allocable to the minority interests separately on our consolidated balance sheet.

       We report Company-obligated mandatorily redeemable preferred securities of subsidiary trusts at their liquidation value under minority interest. We charge the distributions on these securities against consolidated income.

       Earnings Per Share

       We compute primary net income per share by dividing earnings less preferred dividend requirements by the weighted average number of common and common equivalent shares outstanding for the period. We compute fully diluted net income per share on the same basis, except that, if more dilutive: (i) the number of common equivalent shares related to stock options is based on the period- end market value of the shares, instead of the average market value; and
(ii) convertible preferred stock is assumed to be converted into common shares. We have restated all share and per-share amounts for the two-for-one stock splits distributed April 1, 1996 and February 11, 1997.

       Use of Estimates

       Our financial statements have been prepared in accordance with GAAP. As such, they include amounts based on our informed estimates and judgment, with consideration given to materiality. We use many estimates and assumptions calculating cost of policies produced, cost of policies purchased, goodwill, insurance liabilities, guaranty fund assessment accruals and deferred income taxes. Actual experience may differ from those estimates.

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

                      ------------------------------------



       Derivative Financial Instruments

       The Company's use of derivative financial instruments is primarily limited to S&P 500 Index Options. We buy these options in order to offset changes in policyholder liabilities resulting from certain policy benefits tied to the S&P 500 Index. We buy these options at the time we issue the related annuity contracts, with similar maturity dates and benefit features that fluctuate as the value of the options change. Accordingly, changes in the value of the options are offset by changes to policyholder liabilities; such changes are reflected in the consolidated statement of operations. The credit risk associated with these options is considered low because such options are purchased from strong creditworthy parties. Both the carrying value and fair value of these contracts were $7.2 million at December 31, 1996. Such instruments are classified as other invested assets.

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

       Other invested assets. We use quoted market prices, where available. For other invested assets, which are not material, we have assumed a market value equal to carrying value.

       Securities segregated for the future redemption of redeemable preferred stock of a subsidiary. Estimated fair values of the U.S. Treasury securities held in escrow for the future redemption of redeemable preferred stock of a subsidiary of ALH are based on quoted market prices.

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

       Other liabilities. The portion of other liabilities representing the value attributable to the conversion feature of subordinated convertible debentures acquired in conjunction with the ATC Merger is valued at estimated fair value.

       Company-obligated   mandatorily   redeemable   preferred   securities  of
       subsidiary trusts. We use quoted market prices.

       Redeemable preferred stock of a subsidiary of ALH (a component of minority interest). The estimated fair value of redeemable preferred stock which is publicly-traded is based on quoted market prices. The estimated fair value of the privately placed redeemable preferred stock is determined by discounting expected future cash flows using assumed incremental dividend rates for similar duration securities.

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

                      ------------------------------------


       Here are the estimated fair values of our financial instruments:

                                                                                1996                        1995
                                                                    -----------------------       ------------------------
                                                                   Carrying           Fair       Carrying            Fair
                                                                    Amount            Value       Amount             Value
                                                                    ------            -----       ------             -----
                                                                                        (Dollars in millions)
Financial assets issued for purposes other than trading:
   Actively managed fixed maturities..........................   $17,307.1        $17,307.1      $12,963.3       $12,963.3
   Equity securities .........................................        99.7             99.7           36.6            36.6
   Mortgage loans.............................................       356.0            356.1          339.9           363.3
   Credit-tenant loans........................................       447.1            446.3          259.1           258.6
   Policy loans...............................................       542.4            542.4          307.6           307.6
   Other invested assets......................................       259.6            259.6           91.2            91.2
   Short-term investments.....................................       281.6            281.6          189.9           189.9
   Securities segregated for future redemption of
     redeemable preferred stock of a subsidiary...............        45.6             49.1           39.2            50.1

Financial liabilities issued for purposes other than trading:
   Insurance liabilities for investment contracts (1).........    11,491.6         11,491.6        9,628.9         9,628.9
   Investment borrowings......................................       383.4            383.4          298.1           298.1
   Other liabilities..........................................       145.5            145.5            -               -
   Notes payable of Conseco...................................     1,094.9          1,140.8          871.4           890.3
   Notes payable of affiliates, not direct
     obligations of Conseco...................................         -                -            584.7           611.0
   Company-obligated mandatorily redeemable
      preferred securities of subsidiary trusts...............       600.0            604.3            -               -
   Redeemable preferred stock of a subsidiary of
      ALH (a component of minority interest)..................        97.0             97.0           99.0            94.0

    (1) The estimated fair value of the liabilities for investment contracts was approximately equal to its carrying value at December 31, 1996 and 1995. This was because interest rates credited on the vast majority of account balances approximate current rates paid on similar investments and because these rates are not generally guaranteed beyond one year. We are not required to disclose fair values for insurance liabilities, other than those for investment contracts. However, we take into consideration the estimated fair values of all insurance liabilities in our overall management of interest rate risk. We attempt to minimize exposure to changing interest rates by matching investment maturities with amounts due under insurance contracts.

       Recently Issued Accounting Standard

       In February 1997, the Financial Accounting Standards Board released Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"). SFAS 128 changes the computational guidelines for earnings per share information. We will adopt the provisions of SFAS 128 in our December 31, 1997, consolidated financial statements. SFAS 128 will eliminate the presentation of primary earnings per share and replace it with basic earnings per share. Basic earnings per share differs from primary earnings per share because common stock equivalents are not considered in computing basic earnings per share. Fully diluted earnings per share will be replaced with diluted earnings per share. Diluted earnings per share is similar to fully diluted earnings per share, except in determining the number of dilutive shares outstanding for options and warrants, the proceeds that would be received upon the conversion of all dilutive options and warrants are assumed to be used to repurchase the Company's common shares at the average market price of such stock during the period. For fully diluted earnings per share, the higher of the average market price or ending market price is used. If SFAS 128 had been in effect, Conseco would have reported basic earnings per share of $2.32 and diluted earnings per share of $1.82 for the year ended December 31, 1996.

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

                      ------------------------------------



       2. ACQUISITIONS/DISPOSITIONS:

       CCP Insurance, Inc.

       At January 1, 1994, we owned 40 percent of the common stock of CCP, which was acquired through several separate transactions beginning in 1992. During 1994, CCP acquired 3.5 million shares of its common stock under a stock repurchase program which increased our ownership interest in CCP to 45 percent at December 31, 1994. In early 1995, CCP repurchased an additional 2.2 million shares under this program increasing our ownership interest to 49 percent.

       In August 1995, we completed the purchase of all of the shares of common stock of CCP that we did not previously own. A total of 11.8 million shares were purchased for $281.8 million (including transaction costs and the cost to settle outstanding stock options of CCP) in a transaction pursuant to which CCP was merged with Conseco, with Conseco being the surviving corporation. Income tax expense was reduced by $8.4 million in the third quarter of 1995 as a result of the release of deferred income taxes previously accrued on income related to CCP. Such deferred tax is no longer required because the CCP Merger was completed without incurring additional tax. We funded the CCP Merger with available cash and borrowings from our credit facility.

     Bankers Life Holding Corporation

     Effective November 1, 1992, Partnership I formed BLH to acquire Bankers Life from I.C.H. Corporation ("ICH"). Immediately after the acquisition, Conseco owned approximately 44 percent of the common equity interest in BLH through direct investments and investments in Partnership I. On March 25, 1993, BLH completed an IPO of 19.6 million shares of its common stock at $22 per share. After the IPO, Conseco owned 31 percent of the shares of BLH common stock. On September 30, 1993, Conseco acquired 13.3 million shares of BLH common stock from ICH for $287.6 million. The shares purchased represented 25 percent of BLH's outstanding shares. Conseco paid for these shares by surrendering for redemption $50.0 million stated value of ICH preferred stock, and by paying $237.6 million in cash. The transaction with ICH increased Conseco's ownership of BLH to 56 percent.

     During 1994, BLH acquired 1.8 million shares of its common stock under a stock repurchase program at a cost of $35.7 million. BLH's repurchases increased Conseco's ownership interest in BLH to 58 percent. During 1995, we acquired 12.8 million shares of BLH common stock for $262.4 million in open market and negotiated transactions, increasing our ownership of BLH to 85 percent. Income tax expense was reduced by $66.5 million in the second quarter of 1995 as a result of the release of deferred income taxes previously accrued on income related to BLH. Such deferred tax is no longer required since we are permitted to file a consolidated tax return with BLH. In addition, BLH repurchased 2.2 million shares of its common stock during 1995 at a cost of $42.1 million, increasing our ownership interest in BLH to 88 percent as of December 31, 1995. During the first three months of 1996, BLH repurchased 1.3 million shares of its common stock at a cost of $27.7 million. As a result of such repurchases, Conseco's ownership interest in BLH increased to 90.4 percent.

       On December 31, 1996, we completed the BLH Merger. Each outstanding share of BLH common stock not already owned by Conseco was exchanged for 0.7966 shares of Conseco common stock. We issued 3.9 million shares of common stock (including
 .1 million common equivalent shares in exchange for BLH's outstanding options) with a value of $123.0 million.

       Western National Corporation

       In connection with the organization of WNC and the transfer of the stock of Western National to WNC by Conseco, WNC issued 60 million shares of its common stock and a $150.0 million, 6.75 percent senior note due March 31, 1996 (the "Conseco Note") to Conseco. On February 15, 1994, WNC completed the IPO of
37.2 million shares of its common stock. Of these shares, 2.3 million were new shares sold by WNC and 34.9 million were sold by Conseco. In addition, Conseco sold .2 million WNC shares to the president of WNC at the IPO price, less underwriting discounts and commissions. On February 22, 1994, WNC completed a public offering of $150.0 million aggregate principal amount of 7.125 percent senior notes due February 15, 2004. The net proceeds from the offering of $147.5 million (after original issue discount, underwriting discount and offering expenses) together with some of the proceeds from WNC's IPO of common stock, were used to repay the Conseco Note.

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

                      ------------------------------------

       The shares sold by Conseco represented a 60 percent interest in WNC. Net pre-tax proceeds to Conseco from the repayment of the Conseco Note and the sale of WNC shares totaled $537.3 million. These proceeds were used to repay a $200 million senior unsecured loan and for other general corporate purposes. In the first quarter of 1994, Conseco reported restructuring income of approximately $42.4 million (net of taxes of $22.9 million) as a result of these transactions.

       On December 23, 1994, Conseco sold its remaining 40 percent interest in WNC to American General Corporation for $274.4 million in cash, or $11.00 for each of the 24,947,500 WNC shares owned by Conseco. Conseco recognized restructuring income from the sale of approximately $4.1 million, net of taxes of $11.4 million. Net cash proceeds from the sale were used for general corporate purposes, including the repurchase of common stock of Conseco.

       American Life Holdings, Inc.

       On September 29, 1994, Partnership II completed the acquisition of ALH. ALH's former stockholders received $15.25 in cash per common equivalent share. They also received a contingent payment right to receive up to another $2.00 in cash per common equivalent share (the "Contingent Consideration"), based on the outcome of ALH's pending litigation against the U.S. Government concerning ALH's former savings bank subsidiary (the "ALH Litigation").

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

             Sources of funds:
                Senior Term Loan:
                   Borrowed upon closing of the Acquisition....................................  $170.0
                   To be borrowed upon determination of ALH Litigation ........................    30.0   (i)
                Senior Subordinated Notes......................................................   150.0
                1994 Series PIK Preferred Stock................................................    57.0
                Common equity contribution from Partnership II.................................    45.9
                                                                                                 ------

                           Total sources.......................................................  $452.9
                                                                                                 ======

             Uses of funds:
                Payment of cash consideration to acquire ALH...................................  $314.1   (ii)
                Payment upon determination of ALH Litigation...................................    30.1   (i)
                Repayment of bank indebtedness of a subsidiary of ALH..........................    55.5   (iii)
                Transaction fees and expenses..................................................    15.7
                Purchase of surplus note from American Life and
                   Casualty Insurance Company, ALH's
                   principal operating subsidiary..............................................    24.0
                Cash retained..................................................................    13.5
                                                                                                 ------

                           Total uses..........................................................  $452.9
                                                                                                 ======

(i) In the event of a determination of the ALH Litigation that is unfavorable to ALH, $30.1 million would be paid to the holders of ALH's 1988 Series I and II Preferred Stock $1 Par (the "ALH 1988 Series Preferred Stock"). This stock is currently held by the U.S. Government. In the event of a favorable determination of this litigation, the same amount, representing a portion of the Contingent Consideration, would be paid to the other former stockholders of ALH. On August 30, 1995, the United States Court of Appeals of the Federal Circuit, in banc, affirmed the summary judgment of the Court of Federal Claims in favor of ALH by a decision of nine to two. On July 1, 1996, the Supreme Court affirmed the summary judgment of the Court of Federal Claims in ALH's favor by a decision of seven to two. A trial has been scheduled in May 1997, in the Court of Federal Claims to determine damages related to the breach of contract by the United States of America. Since the timing of a final determination of the litigation is uncertain, we are unable to predict when such $30.1 million amount will become payable.
                                       65

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

                      ------------------------------------




(ii) This amount assumes conversion for redemption of all of ALH's outstanding 6-1/4% Convertible Subordinated Debentures due 2003 (the "Convertible Debentures"). These debentures were convertible into an aggregate of 4,528,125 shares of ALH common stock. At December 31, 1996, $13.0 million of the Convertible Debentures remained outstanding.

(iii) A subsidiary of ALH was the borrower under a credit facility having an outstanding balance (including accrued interest and fees) of $55.5 million at the Acquisition date. This facility was repaid with a portion of the proceeds from the financing.

       In accordance with the Partnership II agreement, Conseco earned fees of $2.5 million (net of taxes of $1.3 million) for services related to the financing of the Acquisition.

       On November 30, 1995, ALH issued 2,142,857 shares of its common stock for $30.0 million (including $13.2 million paid by Conseco and its subsidiaries) in a private placement transaction. Eighty percent of the shares were purchased by Partnership II and the remainder were purchased by the other holders of ALH common stock. The proceeds from the sale were used to reduce the amount of ALH's outstanding debt. In accordance with the Partnership II agreement, Conseco earned fees of $.2 million (net of taxes of $.1 million) for services in connection with such transaction. On September 30, 1996, we repurchased all of the common shares of ALH we did not already own for $165.0 million in cash in the ALH Stock Purchase.

       The Partnership II agreement provided that an additional ownership interest in ALH would be allocated to Conseco if returns to the limited partners were in excess of prescribed targets. Upon termination of Partnership II, such targets were exceeded and the additional ownership interest allocated to Conseco was recognized as follows: (i) $10.2 million, which represents Conseco's increased ownership interest in the previously reported net income of Partnership II, was recorded as a reduction of amounts that would otherwise be charged to the minority interest; and (ii) $16.6 million was recorded as restructuring income. Such restructuring income of Conseco was offset by $16.2 million of expenses incurred in connection with the realization of the restructuring income.

       Acquisition of Life Partners Group, Inc.

       Effective July 1, 1996, we completed the LPG Merger. Each of the issued and outstanding shares of LPG common stock was converted into 1.1666 shares of Conseco common stock. We issued 32.6 million shares of common stock (including
 .4 million common equivalent shares issued in exchange for LPG's outstanding options) with a value of $586.8 million. In connection with the LPG Merger, we also assumed notes payable of $253.1 million.

       The LPG Merger was accounted for under the purchase method of accounting. Under this method, we allocated the cost to acquire LPG to the assets and liabilities acquired based on their fair values as of July 1, 1996, and recorded the excess of the total purchase cost over the fair value of the liabilities we assumed as goodwill. The LPG Merger did not qualify to be accounted for under the pooling of interest method in accordance with Accounting Principles Board Opinion No. 16, Business Combinations ("APB No. 16"), because of Conseco's significant common stock repurchases within the last two years.

       Acquisition of American Travellers Corporation

       On December 17, 1996, we completed the ATC Merger. Each outstanding share of ATC common stock was exchanged for 1.1672 shares of Conseco common stock. We issued 21.0 million shares of common stock (including .9 million common equivalent shares issued in exchange for ATC's outstanding options) with a value of $630.9 million. We also assumed ATC's convertible subordinated debentures, which are convertible into 7.9 million shares of Conseco common stock with a value of $248.3 million (of which $102.8 million, representing the principal amount outstanding, is included in notes payable and $145.5 million, representing the additional value attributable to the conversion feature, is included in other liabilities).

       The ATC Merger was accounted for under the purchase method of accounting effective December 31, 1996. Under this method, we allocated the cost to acquire ATC to the assets and liabilities acquired based on fair values as of the date of the ATC Merger, and reported the excess of the total purchase cost over the fair value of the assets acquired less the fair values of the liabilities assumed as goodwill. The ATC Merger did not qualify to be accounted for under the pooling of interests method in accordance with APB No. 16 because an affiliate of ATC sold a portion of the Conseco common stock received in the ATC Merger shortly after the consummation of the ATC Merger.

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

                      ------------------------------------



       Acquisition of Transport Holdings Inc.

       On December 23, 1996, we completed the THI Merger. Each outstanding share of THI common stock was exchanged for 2.8 shares of Conseco common stock. We issued 4.9 million shares of common stock (including .4 million common equivalent shares issued in exchange for THI's outstanding options and warrants) with a value of $121.7 million. In addition, pursuant to an exchange offer, all of THI's Convertible Notes were exchanged for 4.2 million shares of Conseco common stock with a value of $106.2 million plus a cash premium of $11.9 million.

       We accounted for the THI Merger under the purchase method of accounting effective December 31, 1996. Under this method, we allocated the cost to acquire THI to the assets and liabilities acquired based on fair values as of the date of the THI Merger. There was no goodwill acquired with the THI Merger. The THI Merger did not qualify to be accounted for under the pooling of interests method in accordance with APB No. 16 because THI was a subsidiary of another corporation within two years of the transaction.

       Effect of Merger Transactions on Consolidated Financial Statements

       We used purchase accounting to account for all our acquisitions during 1996, 1995 and 1994. We allocated the total purchase cost of acquisitions completed in 1996 to the assets and liabilities acquired, based on a preliminary determination of their fair values. We may adjust this allocation when we make a final determination of such values. We don't expect any adjustment to be material, however.

       The Company intends to minimize the operating expenses of the companies acquired during 1996 by centralizing many operations with those of its other companies. At the dates of the mergers, we began to assess and formulate plans to involuntarily terminate or relocate employees of the acquired companies. At December 31, 1996, all aspects of such plans have not yet been completed. We anticipate completion and communication of the plans of termination (relocation) (including the number of employees of the acquired companies to be terminated (relocated), their job classifications or functions, and their locations) prior to June 30, 1997. The following estimated liabilities related to these plans were included in the allocation of the costs to acquire these companies: $8.2 million, with respect to LPG; $3.3 million, with respect to ALH; $5.2 million, with respect to ATC; and $7.8 million, with respect to THI. During 1996, the following amounts were paid and charged against the estimated liabilities: $6.0 million, with respect to LPG and $3.3 million, with respect to ALH. If the ultimate costs to complete these plans are less than the estimated liability, the excess liability will be reflected as an adjustment to the liabilities assumed (with a corresponding adjustment to goodwill). If the ultimate costs to complete these plans are more than the estimated liability, an adjustment to the liability will be made (with a corresponding adjustment to goodwill), if such adjustment is determined within one year of the date of each of the mergers. Thereafter, any additional amounts will be included in the determination of the Company's net income.

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

                      ------------------------------------



       The following summarizes the effects of the transactions described above on the consolidated statement of cash flows and consolidated balance sheet as of the dates of the respective transactions:

                                                                                1996 Transactions
                                                       ---------------------------------------------------------------
                                                                                                               BLH
                                                                                                  ALH      Merger and
                                                          LPG          ATC           THI         Stock        share
                                                        Merger       Merger        Merger      Purchase    repurchases
                                                        ------       ------        ------      --------    -----------
                                                                           (Dollars in millions)

Fixed maturities...................................    $ 3,284.1     $  679.8     $ 483.6       $   -        $     -
Mortgage loans.....................................         99.1           .4         6.5           1.6            -
Credit-tenant loans................................         86.8          1.6         -             -              -
Policy loans.......................................        227.4          -          17.1           -              -
Short-term investments.............................         79.1         65.4        47.1           -              -
Other investments..................................        108.9         17.5         8.4           -              -
Accrued investment income..........................         54.9          7.9         6.0           -              -
Cost of policies purchased.........................        507.9        272.9        94.4          80.2           86.6
Cost of policies produced..........................          -            -           -           (96.5)         (54.7)
Goodwill...........................................        679.9        530.0         -           101.8           60.6
Income taxes.......................................         91.3        (41.6)      (40.2)         (3.5)         (10.5)
Reinsurance receivables............................        285.2          -          83.4           -              -
Insurance liabilities..............................     (4,520.4)      (608.0)     (381.5)          -            (12.4)
Investment borrowings..............................        (73.3)         -           -             -              -
Notes payable......................................       (253.1)      (102.8)      (78.5)        (13.8)           -
Minority interest..................................          -            -           -           131.2           79.2
Common stock and additional paid-in capital........       (586.8)      (630.9)     (227.9)          -           (123.0)
Other..............................................        (69.5)      (186.3)       (6.2)        (36.0)           1.9
                                                       ---------    ---------     -------       -------        -------

         Cash used.................................    $     1.5    $     5.9     $  12.2       $ 165.0        $  27.7
                                                       =========    =========     =======       =======        =======



                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

                      ------------------------------------



                                                             1995 Transactions                  1994 Transactions
                                                        --------------------------          --------------------------
                                                             BLH
                                                            share             CCP               ALH             Sale of
                                                         repurchases        Merger          acquisition           WNC
                                                         -----------        ------          -----------           ---
                                                                                (Dollars in millions)

Fixed maturities...................................      $    -            $4,051.3          $3,906.0       $(7,125.7)
Mortgage loans.....................................           -               230.6              64.7           (97.1)
Credit-tenant loans................................           -               155.8               -            (267.8)
Policy loans.......................................           -               136.7              59.1           (71.6)
Short-term investments.............................           -               200.1               -            (811.7)
Investment in CCP..................................           -              (266.1)              -                 -
Investment in WNC..................................           -                 -                 -             760.9
Other investments..................................           -                20.0              51.9           (80.2)
Accrued investment income..........................           -                73.2               -                 -
Cost of policies purchased.........................         179.9             313.8             454.3           (61.9)
Cost of policies produced..........................        (107.5)             62.8               -             (84.9)
Goodwill...........................................         125.9             115.7             355.4               -
Income taxes.......................................         (34.9)            (80.0)            119.9           (12.1)
Reinsurance receivables............................           -                 -                 5.6           (74.9)
Cash segregated for future redemption
  of Convertible Debentures........................           -                 -                69.1               -
Securities segregated for future redemption
  of redeemable preferred stock....................           -                 -                35.5               -
Insurance liabilities..............................         (26.8)         (4,379.0)         (4,658.4)        7,379.9
Investment borrowings..............................           -              (219.6)              -                 -
Notes payable......................................           -              (213.7)           (122.0)              -
Minority interest..................................         171.6              53.8             (99.0)              -
Other..............................................          (3.7)             26.4             (26.8)           87.9
                                                         --------          --------          --------        --------

       Cash (provided) used........................      $  304.5          $  281.8          $  215.3        $ (459.2)
                                                         ========          ========          ========        ========

       The following unaudited pro forma results of operations of the Company are presented as if the following had occurred as of January 1, 1995: (i) the LPG Merger; (ii) the call for redemption of Conseco's Series D Convertible Preferred Stock (the "Series D Call") completed on September 26, 1996; (iii) the ALH Stock Purchase; (iv) the issuance of $600.0 million of Company - obligated mandatorily redeemable preferred securities of subsidiary trusts (see note 9);
(v) the ATC Merger; (vi) the THI Merger; (vii) the BLH Merger; (viii) the CCP Merger; (ix) the increase of Conseco's ownership in BLH to 90.4 percent, as a result of purchases of BLH common shares in 1995 and 1996; (x) the issuance of
4.37 million shares of Preferred Redeemable Increased Dividend Equity Securities Convertible Preferred Stock ("PRIDES") in January 1996; (xi) the BLH tender offer for and repurchase of its 13 percent senior subordinated notes due 2002 and related financing transactions completed in March 1996; and (xii) the debt restructuring of ALH in the fourth quarter of 1995.

                                                                                                   1996            1995 (1)
                                                                                                   ----            --------
                                                                                                     (Dollars in millions,
                                                                                                     except per share data)
Revenues......................................................................................   $3,967.8         $4,031.6
Income before extraordinary charge............................................................      352.7            314.1

Income before extraordinary charge per common share and common equivalent share:
  Primary.....................................................................................       $1.86            $1.70
  Fully diluted...............................................................................        1.76             1.62

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

                      ------------------------------------





(1) We have excluded $74.9 million from pro forma income before extraordinary charge and $.39 from income before extraordinary charge per fully diluted common share. These amounts related to the release of deferred income taxes that are no longer required to be accrued as a result of the CCP Merger and the purchase of additional BLH common shares in 1995.

       The following unaudited pro forma results of operations of the Company are presented as if the following had occurred as of January 1, 1994: (i) the CCP Merger; (ii) the acquisition of additional shares of BLH common stock in 1995; (iii) the acquisition of ALH by Partnership II; (iv) the IPO of WNC; and
(v) the sale by Conseco of its remaining 40 percent equity interest in WNC.

                                                                                                    1994(1)
                                                                                                    -------
                                                                                             (Dollars in millions,
                                                                                            (except per share data)
Revenues.....................................................................................       $2,471.7
Income before extraordinary charge...........................................................          105.4

Income before extraordinary charge per common share and common equivalent share:
       Primary...............................................................................          $1.03
       Fully diluted.........................................................................           1.03

(1) We have excluded $80.8 million from pro forma total revenues, $46.5 million from income before extraordinary charge and $.46 from income before extraordinary charge per fully diluted common share. These amounts related to the initial public offering of WNC and the sale of the Company's remaining equity interest in WNC.

       3.   INVESTMENTS:

       At December 31, 1996, the amortized cost and estimated fair value of actively managed fixed maturities were as follows:

                                                                                        Gross         Gross      Estimated
                                                                         Amortized   unrealized    unrealized      fair
                                                                           cost         gains        losses        value
                                                                           ----         -----        ------        -----
                                                                                         (Dollars in millions)
United States Treasury securities and obligations of
    United States government corporations and agencies..................   $   509.9     $  5.1     $   1.2     $   513.8
Obligations of states and political subdivisions........................       103.5        2.8          .2         106.1
Debt securities issued by foreign governments...........................       144.4        1.4         2.2         143.6
Public utility securities...............................................     2,148.8       42.8        35.4       2,156.2
Other corporate securities..............................................     8,808.3      145.1        81.2       8,872.2
Mortgage-backed securities .............................................     5,488.4       64.5        37.7       5,515.2
                                                                           ---------     ------      ------     ---------

       Total actively managed fixed maturities..........................   $17,203.3     $261.7      $157.9     $17,307.1
                                                                           =========     ======      ======     =========

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
                                                                         =========       ======       =====    =========

       At December 31, 1996, the amortized cost and estimated fair value of actively managed fixed maturities based upon the pricing source used to determine estimated fair value were as follows:

                                                                                                                 Estimated
                                                                                                 Amortized         fair
                                                                                                    cost           value
                                                                                                    ----           -----
                                                                                                   (Dollars in millions)

Nationally recognized pricing services............................................................   $14,659.6    $14,750.2
Broker-dealer market makers.......................................................................     2,218.7      2,234.9
Internally developed methods (calculated based  on a weighted-average
   current market yield of 9.5 percent)...........................................................       325.0        322.0
                                                                                                     ---------    ---------

       Total actively managed fixed maturities....................................................   $17,203.3    $17,307.1
                                                                                                     =========    =========

       The following table sets forth fixed maturity investments at December 31, 1996, classified by rating categories. The category assigned is the highest rating by a nationally recognized statistical rating organization or, as to $482.0 million fair value of fixed maturities not rated by such firms, the rating assigned by the National Association of Insurance Commissioners ("NAIC"). For purposes of the table, NAIC Class 1 is included in the "A" rating; Class 2, "BBB-"; Class 3, "BB-"; and Classes 4-6, "B+ and below."

                                                                  Percent of                  Percent of
                       Investment rating                       fixed maturities            total investments
                       -----------------                       ----------------            -----------------

                          AAA..................................     36%                          32%
                          AA...................................      9                            8
                          A....................................     26                           22
                          BBB+.................................      9                            8
                          BBB..................................     10                            9
                          BBB- ................................      5                            5
                                                                  ----                          ---

                              Investment grade.................     95                           84
                                                                  ----                          ---

                          BB+..................................      1                            1
                          BB...................................      1                            1
                          BB-..................................      1                            1
                          B+ and below.........................      2                            1
                                                                  ----                         ----

                             Below investment grade............      5                            4
                                                                  ----                          ---

                                 Total fixed maturities........    100%                          88%
                                                                   ===                           ==

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

                      ------------------------------------



       The following table sets forth below investment grade fixed maturity investments as of December 31, 1996, summarized by the amount their amortized cost exceeds fair value:

                                                                                                                 Estimated
                                                                                                 Amortized         fair
                                                                                                   cost            value
                                                                                                   ----            -----
                                                                                                     (Dollars in millions)

Amortized cost exceeds fair value by 30% or more.................................................   $  10.1      $    4.6
Amortized cost exceeds fair value by 15%, but less than 30%......................................      13.6          10.7
Amortized cost exceeds fair value by 5%, but less than 15%.......................................      52.1          47.7
All others.......................................................................................     795.8         816.1
                                                                                                     ------        ------

       Total below investment grade fixed maturity investments...................................    $871.6        $879.1
                                                                                                     ======        ======

       The following table sets forth the amortized cost and estimated fair value of actively managed fixed maturities at December 31, 1996, by contractual maturity. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties and because most mortgage-backed securities provide for periodic payments throughout their lives.

                                                                                                                 Estimated
                                                                                                 Amortized         fair
                                                                                                   cost            value
                                                                                                   ----            -----
                                                                                                     (Dollars in millions)
Due in one year or less.........................................................................  $    188.0    $    188.2
Due after one year through five years...........................................................     1,605.4       1,622.9
Due after five years through ten years..........................................................     4,051.9       4,080.7
Due after ten years.............................................................................     5,869.6       5,900.1
                                                                                                  ----------     ---------

     Subtotal...................................................................................    11,714.9      11,791.9
Mortgage-backed securities......................................................................     5,488.4       5,515.2
                                                                                                  ----------     ---------

        Total actively managed fixed maturities ................................................   $17,203.3     $17,307.1
                                                                                                   =========     =========

        Equity securities consisted of the following:

                                                                               December 31, 1996        December 31, 1995
                                                                              -------------------       -----------------
                                                                                         Estimated               Estimated
                                                                                           fair                    fair
                                                                              Cost         value        Cost       value
                                                                              ----         -----        ----       -----
                                                                                             (Dollars in millions)
Preferred stock, non-redeemable..........................................     $64.7         $66.3        $28.4      $29.9
Common stock.............................................................      32.9          33.4          6.2        6.7
                                                                              -----         -----        -----      -----

       Total equity securities...........................................     $97.6         $99.7        $34.6      $36.6
                                                                              =====         =====        =====      =====

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

                      ------------------------------------



       Net investment income consisted of the following:

                                                                                          1996         1995         1994
                                                                                          ----         ----         ----
                                                                                               (Dollars in millions)
Fixed maturities.....................................................................   $1,109.5     $   988.6      $322.6
Equity securities....................................................................        6.5           2.8         1.7
Mortgage loans.......................................................................       42.6          43.3        17.4
Credit-tenant loans..................................................................       28.8          19.7         4.1
Policy loans.........................................................................       25.9          19.4         7.6
Other................................................................................       27.8          17.5        13.3
Short-term investments...............................................................       15.6          26.4        20.5
Separate accounts....................................................................       48.4          28.8         2.6
                                                                                        --------      --------      ------

      Gross investment income........................................................    1,305.1       1,146.5       389.8
Investment expenses..................................................................        2.6           3.9         4.1
                                                                                        --------      --------      ------

      Net investment income..........................................................   $1,302.5      $1,142.6      $385.7
                                                                                        ========      ========      ======

      The carrying value of fixed maturity investments and mortgage loans not accruing investment income totaled $2.1 million, $1.5 million and $11.2 million at December 31, 1996, 1995 and 1994, respectively.

      The proceeds from sales of fixed maturity investments were $8.2 billion in 1996, $7.9 billion in 1995 and $2.8 billion in 1994.

      Investment gains (losses), net of investment gain expenses, were included in revenue as follows:

                                                                                           1996         1995         1994
                                                                                           ----         ----         ----
                                                                                                (Dollars in millions)
Fixed maturities:
    Gross gains.........................................................................  $126.8       $270.8       $ 15.5
    Gross losses........................................................................   (52.5)       (17.5)       (26.5)
    Other than temporary decline in fair value..........................................     (.6)       (21.9)        (1.0)
                                                                                          ------       ------       ------

         Net investment gains (losses) from fixed maturities before expenses............    73.7        231.4        (12.0)

Equity securities.......................................................................     2.6           .4         (2.4)
Mortgages...............................................................................     (.4)        (2.1)          -
Other than temporary decline in fair value..............................................    (8.3)        (3.0)          -
Other...................................................................................     (.5)        (1.3)        (2.0)
                                                                                          ------       ------       ------

         Net investment gains (losses) before expenses..................................    67.1        225.4        (16.4)
Investment gain expenses................................................................    36.7         36.5         14.1
                                                                                          ------       ------       ------

         Net investment gains (losses) .................................................  $ 30.4       $188.9       $(30.5)
                                                                                          ======       ======       ======

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

                      ------------------------------------



      Changes in unrealized appreciation (depreciation) on investments were as follows:

                                                                                           1996         1995         1994
                                                                                           ----         ----         ----
                                                                                                (Dollars in millions)
Investments carried at fair value:
    Actively managed fixed maturities .................................................. $(504.4)       $981.6     $(668.6)
    Equity securities...................................................................      .1           5.4        (3.5)
    Other investments...................................................................    (2.2)         (2.7)      (10.9)
                                                                                         -------        ------     -------

                                                                                          (506.5)        984.3      (683.0)
Equity in unrealized appreciation (depreciation) of CCP's investments...................     -            46.2       (70.8)

Adjustment for effect on other balance sheet accounts:
    Cost of policies purchased .........................................................   141.6        (269.6)      115.9
    Cost of policies produced...........................................................    45.4         (56.7)      134.3
    Insurance liabilities...............................................................     -             -          39.1
    Income taxes........................................................................   116.4        (246.5)      151.7
    Minority interest...................................................................   129.3        (205.3)       75.6
                                                                                         -------       -------     -------

         Change in unrealized appreciation (depreciation) of investments ............... $ (73.8)      $ 252.4     $(237.2)
                                                                                         =======       =======     =======

       At December 31, 1996, net appreciation of equity securities (before income tax) was $2.1 million, consisting of $3.6 million of appreciation and $1.5 million of depreciation.

       At December 31, 1996, fixed maturity investments in default as to the payment of principal or interest were insignificant. Conseco recorded writedowns of fixed maturity investments and other invested assets of $8.9 million in 1996, $24.9 million in 1995 and $1.0 million in 1994. These writedowns were the result of changes in conditions that caused the Company to conclude that the decline in fair value of the investment was other than temporary. Investment income forgone due to defaulted securities was $3.8 million in 1996, $1.6 million in 1995 and $3.9 million in 1994.

       Investments in mortgage-backed securities at December 31, 1996, included collateralized mortgage obligations ("CMOs") of $2,766.6 million and mortgage-backed pass-through securities of $2,748.6 million. CMOs are securities backed by pools of pass-through securities and/or mortgages that are segregated into sections or "tranches." These securities provide for sequential retirement of principal, rather than the pro rata share of principal return that occurs through regular monthly principal payments on pass-through securities.

       The following table sets forth the par value, amortized cost and estimated fair value of investments in mortgage-backed securities including CMOs at December 31, 1996, summarized by interest rates on the underlying collateral:

                                                                                         Par        Amortized    Estimated
                                                                                        value         cost      fair value
                                                                                        -----         ----      ----------
                                                                                              (Dollars in millions)
Below 7 percent ....................................................................   $1,808.2      $1,738.8     $1,731.9
7 percent - 8 percent...............................................................    2,753.8       2,659.1      2,684.9
8 percent - 9 percent...............................................................      667.3         663.3        669.7
9 percent and above.................................................................      421.3         427.2        428.7
                                                                                       --------      --------     --------

                  Total mortgage-backed securities..................................   $5,650.6      $5,488.4     $5,515.2
                                                                                       ========      ========     ========


                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

                      ------------------------------------


       The amortized cost and estimated fair value of mortgage-backed securities including CMOs at December 31, 1996, summarized by type of security were as follows (dollars in millions):

                                                                                                     Estimated fair value
                                                                                                     --------------------
                                                                                                                  Percent
                                                                                      Amortized                  of fixed
Type                                                                                    cost         Amount     maturities
----                                                                                    ----         ------     ----------
Pass-throughs and sequential and targeted amortization classes......................   $3,885.4      $3,903.2       23%
Planned amortization classes and accretion directed bonds...........................    1,023.2       1,022.1        6
Support classes.....................................................................      157.9         163.0        1
Accrual (Z tranche) bonds...........................................................       52.9          54.3        -
Subordinated classes ...............................................................      369.0         372.6        2
                                                                                       --------      --------       --

                 Total mortgage-backed securities...................................   $5,488.4      $5,515.2       32 %
                                                                                       ========      ========       ==

       At December 31, 1996, approximately 84 percent of the estimated fair value of Conseco's mortgage-backed securities was determined by nationally recognized pricing services, 13 percent was determined by broker-dealer market makers, and 3 percent was determined by internally developed methods.

       At December 31, 1996, the mortgage loan balance was primarily comprised of commercial loans, including multifamily residential loans. Approximately 30 percent, 12 percent and 6 percent of the mortgage loan balance were on properties located in California, Texas and Mississippi, respectively. No other state comprised greater than 5 percent of the mortgage loan balance. Less than 1 percent of the mortgage loan balance was noncurrent at December 31, 1996. At December 31, 1996, the Company had an allowance for loss on mortgage loans of $2.4 million.

       At December 31, 1996, we held $447.1 million of CTLs. CTLs are mortgage loans for commercial properties that we make based on the underwriting guidelines described in note 1. We classify CTLs as a separate class of securities because they are principally underwritten based on the creditworthiness of the tenant rather than the value of the underlying property. As with commercial mortgages, CTLs are additionally collateralized by liens on the underlying property.

       As part of its investment strategy, the Company enters into reverse repurchase agreements and dollar-roll transactions to increase its return on investments and improve its liquidity. Reverse repurchase agreements involve a sale of securities and an agreement to repurchase the same securities at a later date at an agreed upon price. Dollar rolls are similar to reverse repurchase agreements except that the repurchase involves securities that are only substantially the same as the securities sold. These transactions are accounted for as short-term collateralized borrowings. Such borrowings averaged approximately $424.7 million during 1996 (compared to an average of $393.7 million during 1995) and were collateralized by investment securities with fair values approximately equal to the loan value. The weighted average interest rate on short-term collateralized borrowings was 5.2 percent in 1996 and 5.6 percent in 1995. The primary risk associated with short-term collateralized borrowings is that the counterparty will be unable to perform under the terms of the contract. The Company's exposure is limited to the excess of the net replacement cost of the securities over the value of the short-term invesments (which was not material at December 31, 1996). The Company believes that the counterparties to its reverse repurchase and dollar roll agreements are financially responsible and that the counterparty risk is minimal.

       Other invested assets include certain non-traditional investments, including investments in venture capital funds, limited partnerships, mineral rights and promissory notes. During 1996, Conseco sold its investment in Noble Broadcast Group, Inc.: restructuring income of $30.0 million was recognized. During 1995, Conseco sold its investment in Eagle Credit (a finance subsidiary of Harley-Davidson): restructuring income of $20.6 million was recognized.

       Life insurance companies are required to maintain certain investments on deposit with state regulatory authorities. Such assets had an aggregate carrying value of $141.3 million at December 31, 1996.

       Conseco had no investments in any single entity in excess of 10 percent of shareholders' equity at December 31, 1996, other than investments issued or guaranteed by the United States government or a United States government agency.

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

                      ------------------------------------



       4.   INVESTMENTS IN UNCONSOLIDATED AFFILIATES:

       Prior to January 1, 1995, Conseco's investment in CCP was accounted for under the equity method because Conseco did not control CCP's operations. Conseco's investment in WNC was accounted for under the equity method during 1994, prior to the sale of our remaining interest in WNC in December 1994.

     The following table summarizes selected 1994 account balances of CCP and WNC.

                                                                                                CCP          WNC
                                                                                                ---          ---
                                                                                               (Dollars in millions)

   Total revenues.........................................................................     $484.3       $615.7
     Insurance policy income..............................................................      114.5         27.4
     Net investment income................................................................      367.8        637.5
     Net investment gains (losses)........................................................        2.0        (49.2)

   Total benefits and expenses............................................................      383.9        501.6
     Interest expense on annuities and financial products.................................      208.6        344.2
     Interest expense on notes payable...................................................        10.7          9.6

   Income before income taxes and extraordinary charge....................................      100.4        114.1
   Income tax expense.....................................................................       37.4         40.8
   Income before extraordinary charge.....................................................       63.0         73.3
   Extraordinary charge on extinguishment of debt, net of tax.............................        4.9          -
   Net income.............................................................................       58.1         73.3

   Amounts recorded by Conseco:
     Equity in earnings before extraordinary charge.......................................      $24.7        $40.2
     Fees received for services provided by Conseco.......................................       12.0         16.3
     Extraordinary charge.................................................................        2.1          -
     Dividends received...................................................................         .9          3.0

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

                      ------------------------------------

       5.  INSURANCE LIABILITIES:

       Insurance liabilities consisted of the following:

                                                                                    Interest
                                                         Withdrawal    Mortality      rate
                                                         assumption   assumption   assumption      1996              1995
                                                         ----------   ----------   ----------      ----              ----
                                                                                                   (Dollars in millions)
   Future policy benefits:
     Interest sensitive products:
       Investment contracts............................      N/A          N/A          (c)         $11,491.6     $ 9,628.9
       Universal life-type contracts...................      N/A          N/A          5%            3,303.9       1,008.8
                                                                                                   ---------     ---------
         Total interest sensitive products.............                                             14,795.5      10,637.7
                                                                                                   ---------     ---------
     Traditional products:
       Traditional life insurance contracts............    Company        (b)          5%            1,234.7         646.0
                                                         experience
       Limited-payment contracts.......................     None          (a)          6%              761.5         695.8

       Individual accident and health .................    Company     Company         7%            1,112.6         649.5
                                                         experience   experience
       Group life and health...........................      N/A          N/A          N/A              71.3          44.1
                                                                                                   ---------     ---------

         Total traditional products....................                                              3,180.1       2,035.4
                                                                                                   ---------     ---------

   Claims payable and other policyholders' funds ......      N/A          N/A          N/A           1,056.3         517.4
   Unearned premiums...................................      N/A          N/A          N/A             272.4         187.9
                                                                                                   ---------     ---------

       Total insurance liabilities.....................                                            $19,304.3     $13,378.4
                                                                                                   =========     =========

   (a) Principally the 1984 United States Population Table and the NAIC 1983 Individual Annuitant Mortality Table.

   (b) Principally modifications of the 1965 - 70 and 1975 - 80 Basic, Select and Ultimate Tables.

   (c) In 1996 and 1995: (i) approximately 95 percent and 96 percent of this liability, respectively, represented account balances where future benefits are not guaranteed; and (ii) 5 percent and 4 percent, respectively, represented the present value of guaranteed future benefits determined using an average interest rate of approximately 5 percent.

       Participating policies represented approximately 2 percent, 12 percent and 8 percent of total life insurance in force at December 31, 1996, 1995 and 1994, respectively. Participating policies represented approximately 1 percent, 1 percent and 2 percent of premium income for 1996, 1995 and 1994, respectively. Dividends on participating policies amounted to $13.4 million, $12.3 million and $12.0 million in 1996, 1995 and 1994, respectively.

       6.  REINSURANCE:

       Cost of reinsurance ceded where the reinsured policy contains mortality risks totaled $313.8 million, $72.6 million and $33.4 million in 1996, 1995 and 1994, respectively. This cost was deducted from insurance premium revenue. Conseco is contingently liable for claims reinsured if the assuming company is unable to pay. Reinsurance recoveries netted against insurance policy benefits totaled $281.4 million, $59.8 million and $23.7 million in 1996, 1995 and 1994, respectively.

       The Company has ceded certain policy liabilities under assumption reinsurance agreements. Since all of Conseco's obligations under these insurance contracts have been ceded to another company, insurance liabilities related to such policies were not reported in the balance sheet. We believe the assuming companies are able to honor all contractual commitments under the assumption reinsurance agreements, based on our periodic reviews of financial statements, insurance industry reports and reports filed with state insurance departments.

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

                      ------------------------------------



       The Company's reinsurance receivable at December 31, 1996, relates to approximately 175 reinsurers. Three major United States insurance companies rated "A- (Excellent)" or better by A.M. Best Company, a recognized insurance rating agency, account for approximately 26 percent, 9 percent and 5 percent, respectively, of such balance. Other than these companies, no single reinsurer accounts for more than 4 percent.

       7.  INCOME TAXES:

       Income tax assets (liabilities) were comprised of the following:

                                                                                                      1996           1995
                                                                                                      ----           ----
                                                                                                        (Dollars in millions)
Deferred income tax assets (liabilities):
    Investments...................................................................................  $  52.2        $  16.8
    Cost of policies purchased and cost of policies produced......................................   (573.7)        (383.4)
    Insurance liabilities.........................................................................    474.0          345.6
    Unrealized depreciation (appreciation)........................................................    (34.8)        (138.4)
    Net operating loss carryforward...............................................................    154.4          142.9
    Other.........................................................................................    (73.8)         (53.7)
                                                                                                     ------         ------

          Deferred income tax liabilities.........................................................     (1.7)         (70.2)
Current income tax assets (liabilities)...........................................................     10.5          (23.1)
                                                                                                     ------         ------

          Income tax assets (liabilities).........................................................   $  8.8         $(93.3)
                                                                                                     ======         ======

       Income tax expense was as follows:

                                                                                               1996       1995      1994
                                                                                               ----       ----      ----
                                                                                                  (Dollars in millions)
Current tax provision......................................................................... $110.5     $121.0   $ 78.6
Deferred tax provision (benefit)..............................................................   69.3      (34.0)    32.4
                                                                                               ------    -------   ------

            Income tax expense................................................................ $179.8     $ 87.0   $111.0
                                                                                               ======     ======   ======

       Income tax expense differed from that computed at the applicable federal statutory rate (35 percent) for the following reasons:


                                                                                               1996       1995      1994
                                                                                               ----       ----      ----
                                                                                                  (Dollars in millions)
Tax on income before income taxes
    at statutory rate......................................................................... $172.8     $146.5     $113.5
Dividend received deduction on equity
    in earnings of non-consolidated affiliates................................................    -          -        (13.7)
Tax on undistributed earnings of consolidated subsidiaries....................................    2.0        2.5        5.5
Reversal of deferred tax liabilities as a result of the ALH Stock Purchase....................   (1.3)        -          -
Reversal of deferred tax liabilities as a result of CCP Merger................................    -         (8.4)        -
Reversal of deferred tax liabilities as a result of the increase in ownership of BLH..........    -        (66.5)        -
Nondeductible items...........................................................................    2.5        8.8        4.5
State taxes...................................................................................    7.3         .3        3.1
Other.........................................................................................   (3.5)       3.8       (1.9)
                                                                                               ------    -------     ------

            Income tax expense................................................................ $179.8    $  87.0     $111.0
                                                                                               ======    =======     ======

       At December 31, 1996, Conseco had federal income tax loss carryforwards of $441.1 million available (subject to various statutory restrictions) for use on future tax returns. Portions of these carryforwards begin expiring in 1999. Of the loss carryforwards: (i) $24.5 million may be used to offset income only from the non-life insurance companies; and (ii) $67.3 million are attributable to acquired companies and may be used only to offset the income from those companies. None of the carryforwards are available to

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

                      ------------------------------------



reduce the tax provision for financial reporting purposes. With respect to determining that the Company's net operating loss carryforwards will be fully utilized, the Company is relying upon its past history of earnings.

       The IRS has completed its examination of Conseco's consolidated tax returns for years through 1992 and is currently conducting an examination for years 1993 through 1994. Certain companies acquired in the LPG Merger have been audited by the IRS for years 1990 and 1991 and are appealing the proposed adjustments to the IRS's Appeals Division. Certain companies acquired in the LPG Merger are currently being audited by the IRS for years 1992 through 1994. We believe adjustments, if any, related to these audits will not be significant.

       8. NOTES PAYABLE:

       Notes payable of the Company at December 31, 1996 and 1995, were as follows:

                                                                     Interest rate         1996          1995
                                                                     -------------         ----          ----
                                                                                          (Dollars in millions)

Borrowings under revolving credit agreements.........................   5.9% (1)        $  465.0   $   715.0
Senior notes due 2003................................................ 8.125%               170.0       195.0
Senior notes due 2004................................................  10.5%               200.0       200.0
Subordinated notes due 2004.......................................... 11.25%                98.1       150.0
Convertible subordinated debentures due 2005.........................   6.5%               102.8          -
Other................................................................  Various              45.2       195.0
                                                                                         -------     -------

     Total principal amount..........................................                    1,081.1     1,455.0

Unamortized net premium..............................................                       13.8         1.1
                                                                                         -------    --------

     Total...........................................................                   $1,094.9    $1,456.1 (2)
                                                                                        ========    ========

(1)    Current weighted average rate at December 31, 1996.

(2) At December 31, 1995, notes payable with a carrying value of $584.7 million (consisting of borrowings under revolving credit agreements of $235.0 million; subordinated notes due 2004 of $150.0 million; other debt of $195.0 million; and unamortized discount and issuance costs of $4.7 million) were notes payable of affiliates, which were not direct obligations of Conseco. As a result of the ALH Stock Purchase and the BLH Merger, such notes payable became direct obligations of Conseco.

       Maturities of notes payable at December 31, 1996, were as follows (dollars in millions):

             Maturity date                                                      Amount
             -------------                                                      ------
1997.......................................................................     $    1.1
1998.......................................................................          1.1
1999.......................................................................          1.1
2000.......................................................................          1.1
2001.......................................................................        466.1
Thereafter.................................................................        610.6
                                                                                --------

    Total par value at December 31, 1996...................................     $1,081.1
                                                                                ========

       Borrowings under revolving credit agreements. The Company's current revolving credit agreement (the "Credit Facility"), executed in November 1996, permits borrowings up to $1.4 billion. Borrowings bear interest at the bank's base rate, a Eurodollar rate or a rate determined based on a solicitation of bids from lenders. Eurodollar rates are equal to the reserve-adjusted LIBOR rate plus a margin of .225 percent to .75 percent, based on the credit rating of Conseco's senior notes. The current margin of .375 percent will increase by .125 percent after December 31, 1997, if Conseco's debt to total capitalization ratio exceeds 35 percent. Borrowings

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

                      ------------------------------------

at December 31, 1996, bore interest at a weighted average rate of 5.90 percent. The Credit Facility also permits revolving Swingline loans up to $50.0 million. Such loans are due within 7 days and bear interest at the bank's base rate or a reserve adjusted three-month CD rate plus the Eurodollar rate margin and an assessment rate. Maximum permitted borrowings under the Credit Facility are reduced by any aggregate outstanding commercial paper of Conseco.

       Borrowings are due in November 2001. Mandatory prepayments, which reduce the maximum permitted borrowings, are required under the Credit Facility upon the sale or disposition of any significant assets other than in the ordinary course of business. The Credit Facility contains various restrictive covenants that primarily pertain to levels of indebtedness, limitations on payment of dividends, limitations on the quality and types of investments, and capital expenditures. Additionally, the Company must comply with several financial covenant restrictions, including maintaining: (i) shareholders' equity in excess of $1.75 billion at December 31, 1996, $2.4 billion in 1997 and 1998 and $3.5 billion thereafter; (ii) the interest coverage ratio in excess of 2.0:1 through March 1997 (escalating to 3.0:1 after 1997); and (iii) the debt to total capital ratio less than .45:1. As of December 31, 1996, the Company was in compliance with all covenants under its debt agreements.

       On the last day of each quarter, we pay a commitment fee that ranges from .08 percent to .25 percent per annum (depending on the credit rating of
Conseco's senior debt) on the average daily unused commitments during the quarter. This fee was .125 percent per annum during the fourth quarter of 1996.

       We recognized an extraordinary loss of $12.9 million during 1996 (net of a $7.0 million tax benefit) as a result of prepaying our prior bank credit agreements and the bank credit agreements of BLH and ALH.

       8.125% senior notes due 2003 were issued to the public in 1993, are unsecured and rank pari passu with all other unsecured and unsubordinated indebtedness of the Company. The notes are not redeemable prior to maturity.

       10.5% senior notes due 2004 were issued to the public by CCP in 1994, are unsecured and rank pari passu with all other unsecured and unsubordinated indebtedness of Conseco. The notes are not redeemable prior to maturity.

       11.25% senior subordinated notes due 2004 were issued to the public by ALH in conjunction with its acquisition by Partnership II. Such notes are unsecured and will be subordinated in the right of payment to the prior payment in full of all senior indebtedness. The notes are redeemable at the Company's option, in whole or in part, at any time on or after September 15, 1999, initially at 105.625 percent of their principal amount, plus accrued interest, declining to 100 percent of their principal amount, plus accrued interest, on and after September 15, 2001. We recognized an extraordinary charge of $4.2 million (net of a $2.3 million tax benefit) during 1996 as a result of repurchasing $51.9 million par value of these notes.

       6.5% convertible subordinated debentures due 2005 were acquired in conjunction with the ATC Merger and are convertible into Conseco common stock at any time prior to maturity, at a conversion ratio of 76.96 shares of Conseco common stock for each $1,000 principal amount of debentures. The convertible debentures may be redeemed at Conseco's option at a price equal to 103.25 percent after October 1998, declining to 100 percent after October 2001. The value of the convertible debentures in excess of the principal balance at the ATC Merger date (the value attributable to the conversion feature) of $145.5 million is included in other liabilities.

       Other debt. In March 1996, BLH completed a tender offer in which it repurchased $148.3 million principal balance of its senior subordinated notes. In addition, Conseco repurchased $28.5 million of such notes during 1996. Conseco recognized an extraordinary charge of $9.0 million (net of a $4.9 million tax benefit) related to such repurchases.

       In conjunction with the LPG Merger and the THI Merger, Conseco repaid acquired debt of $214.5 million and $78.5 million, respectively. Conseco also repurchased other debt of $65.8 million during 1996. Conseco recognized an extraordinary charge of $.4 million (net of $.2 million tax benefit) related to such repurchases.

       Conseco recognized extraordinary charges of $2.1 million (net of a $1.5 million tax benefit) in 1995 and $4.0 million (net of a $2.2 million tax benefit) in 1994, related to the repayment of notes payable.

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

                      ------------------------------------



       9.  OTHER DISCLOSURES:

       Leases

       The Company rents office space, equipment and computer software under noncancellable operating leases. Rental expense was $21.3 million in 1996, $20.8 million in 1995 and $18.8 million in 1994. Future required minimum rental payments as of December 31, 1996, were as follows (dollars in millions):

                                           1997  ........................  $  22.2
                                           1998  ........................     22.1
                                           1999  ........................     20.3
                                           2000  ........................     18.6
                                           2001  ........................     16.7
                                           Thereafter....................     55.1
                                                                            ------

                                                 Total...................   $155.0
                                                                            ======

       Employment Arrangements

       Some officers of the Company are employed under long-term employment agreements. One of these agreements provides for a base salary plus an annual bonus equal to 3 percent of the Company's consolidated defined pretax profits. This agreement renews annually for a five-year period unless either party notifies the other, in which case the agreement expires five years from the last renewal date. Additionally, a $1.9 million interest-free loan has been granted to the officer. Repayment is due two years after termination of the officer's employment contract.

       The agreements described above also include provisions under which the employee may elect to receive, in the event of a termination of the agreement following a change in control of the Company (as defined), a severance allowance equal to 60 months' salary, bonus and other benefits. The employee also may elect to have the Company purchase all Conseco stock and all options to purchase Conseco stock, without deduction of the applicable exercise prices, held by such person at a price per share equal to the highest market price in the preceding six months.

       The Company has qualified defined contribution plans in which substantially all employees are eligible to participate. Company contributions, which match certain voluntary employee contributions to the plan, totaled $2.0 million in 1996, $2.2 million in 1995 and $1.7 million in 1994. These contributions may be made either in cash or in Conseco common stock.

       The Company also has a stock bonus and deferred compensation program for certain officers and directors. Company contributions vary based on the profitability of the Company. Each year's contribution, which is fully funded in the form of Conseco common stock, vests five years later or upon certain other events. The cost of the program is charged to expense over the vesting period and amounted to $3.9 million in 1996, $3.7 million in 1995 and $1.4 million in 1994. The market value of Conseco common stock held under the program (included in other assets and other liabilities) was $101.7 million and $46.0 million at December 31, 1996 and 1995, respectively.

       BLH has a noncontributory, unfunded deferred compensation plan for qualifying members of its career agency force. Benefits are based on years of service and career earnings. The liability recognized in the consolidated balance sheet for the agents' deferred compensation plan was $34.5 million and $32.2 million at December 31, 1996 and 1995, respectively. Substantially all of this liability represents vested benefits. Costs incurred on this plan, primarily representing interest on unfunded benefit costs, were $3.2 million, $2.8 million and $2.7 million during 1996, 1995 and 1994, respectively.

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

                      ------------------------------------

       BLH also provides certain health care and life insurance benefits for eligible retired employees. Benefits are provided under a contributory unfunded plan which includes cost-sharing features determined at the discretion of management. During 1994, several modifications were made to postretirement benefit plans that: (i) established cost-sharing for certain future retirees;
(ii) established maximum annual costs and benefits; and (iii) revised certain other benefits. Such changes made in 1994 resulted in a $9.2 million amendment gain and a $5.2 million curtailment gain. The amendment gain is amortized over the remaining service period of active plan participants. The curtailment gain is included in other income. Amounts related to the postretirement benefit plan consisted of the following:

                                                                                                        1996        1995
                                                                                                        ----        ----
                                                                                                      (Dollars in millions)

Retirees............................................................................................     $4.6        $ 5.2
Fully eligible active plan participants.............................................................      1.9          1.9
Other active plan participants......................................................................       .6           .7
                                                                                                         ----        -----
  Total accumulated postretirement benefit obligation...............................................      7.1          7.8
Unrecognized net reduction in prior service costs...................................................      2.5          6.1
Unrecognized net gain...............................................................................       .3           .8
                                                                                                         ----        -----

  Accrued liability included in other liabilities...................................................     $9.9        $14.7
                                                                                                         ====        =====

       The discount rates used in determining the accumulated postretirement benefit obligation was 7 percent at December 31, 1996 and 1995. Future increases in salaries and the assumed health care cost trend rates produce no change in the accumulated postretirement benefit obligation at December 31, 1996 and 1995, because of the employer's maximum cost sharing provisions discussed above. The net periodic cost of providing these benefits is not significant.

       Litigation

       From time to time, the Company and its subsidiaries are involved in lawsuits related to their operations. In most cases, such lawsuits involve claims under insurance policies or other contracts of the Company. Even though the Company may be contesting the validity or extent of its liability in response to such lawsuits, the Company has established reserves in its consolidated financial statements that approximate its estimated potential liability. Accordingly, none of the lawsuits currently pending, either individually or in the aggregate, is expected to have a material effect on the Company's consolidated financial condition, cash flows or results of operations.

       Guaranty Fund Assessments

       From time to time, mandatory assessments are levied on the Company's insurance subsidiaries by life and health guaranty associations of most states in which these subsidiaries are licensed. These assessments are to cover losses to policyholders of insolvent or rehabilitated insurance companies. The associations levy assessments (up to prescribed limits) on all insurers in a particular state in order to pay claims on the basis of the proportionate share of premiums written by insurers in the lines of business in which the insolvent or rehabilitated insurer is engaged. These assessments may be deferred or forgiven in certain states if they would threaten an insurer's financial strength and, in some states, these assessments can be partially recovered through a reduction in future premium taxes. The balance sheet at December 31, 1996, includes accruals of $17.2 million, which approximate the Company's estimate of: (i) all known assessments that will be levied against the Company's insurance subsidiaries by various state guaranty associations based on premiums that have been written through December 31, 1996; less (ii) amounts that would be recoverable through a reduction in future premium taxes as a result of such assessments. Such estimate is subject to change as the associations determine more precisely the losses that have occurred and how such losses will be allocated to insurance companies. The Company's cost for such assessments incurred by its insurance company subsidiaries and equity investees was $4.0 million in 1996, $3.2 million in 1995 and $8.0 million in 1994.

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

       Minority Interest

       Minority interest represents the interest of investors other than Conseco in its subsidiaries. Minority interest at December 31, 1996, included: (i) $600.0 million par value of Company-obligated mandatorily redeemable preferred securities of subsidiary trusts; (ii) $97.0 million interest in the redeemable preferred stock of a subsidiary of ALH; and (iii) $.7 million interest in the common stock of a subsidiary of ALH.

       Company-Obligated Mandatorily Redeemable Preferred Securities of Subsidiary Trusts

       Company-obligated   mandatorily   redeemable   preferred   securities  of
subsidiary trusts at December 31, 1996, were as follows (dollars in millions):

                                                                                                          Estimated
                                                                                            Amount          fair
                                                                                          outstanding       value
                                                                                          -----------       -----

          9.16% Trust Originated Preferred Securities ("TOPrS")........................     $275.0          $280.5
          8.70% Capital Trust Pass-through Securities ("TruPS")........................      325.0           323.8
                                                                                            ------          ------

                                                                                            $600.0          $604.3
                                                                                            ======          ======

       On November 19, 1996, Conseco issued 11 million of the TOPrS of Conseco Financing Trust ("Trust I") at $25 per security. Each TOPrS security will pay cumulative cash distributions at the annual rate of 9.16 percent of the stated liquidation amount per security, payable quarterly commencing December 31, 1996. The TOPrS are fully and unconditionally guaranteed by Conseco. Proceeds from the offering of approximately $266.1 million (after underwriting and associated costs) were used to repay bank debt. Conseco has the right to redeem the securities at any time, in whole or in part, on or after November 19, 2001, at the principal amount plus accrued and unpaid interest. The securities are subordinated to all senior indebtedness of Conseco and mature on November 30, 2026. Conseco may extend the maturity date by one or more periods, but in no event later than November 30, 2045. The terms of the TOPrS parallel the terms of Conseco's debentures held by Trust I, which debentures comprise substantially all of the assets of Trust I.

       On November 27, 1996, Conseco issued 325,000 of the TruPS of Conseco Financing Trust II ("Trust II") at $1,000 per security. Each TruPS security will pay cumulative cash distributions at the annual rate of 8.70 percent of the stated $1,000 liquidation amount per security payable semi-annually commencing May 15, 1997. The TruPS are fully and unconditionally guaranteed as to distributions and other payments by Conseco. Proceeds from the offering of approximately $321.6 million (after underwriting and associated costs) were used to repay bank debt. Conseco has the right to redeem the securities at the principal amount plus a premium equal to the excess, if any, of the sum of the discounted present values of the remaining scheduled payments of principal and interest over the principal amount of securities to be redeemed. The securities are subordinated to all senior indebtedness of Conseco and mature on November 15, 2026. The terms of the TruPS parallel the terms of Conseco's debentures held by Trust II, which debentures comprise substantially all of the assets of Trust II.

       Preferred Stock

       At December 31, 1996, the preferred stock consists of 2,760,000 shares of $2.16 Redeemable Cumulative Preferred Stock (the "$2.16 Preferred Shares") and 940,000 shares of $2.32 Redeemable Cumulative Preferred Stock (the "$2.32 Preferred Shares") of a subsidiary of ALH.

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

                      ------------------------------------


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

       Zero coupon U.S. Government bonds have been placed in an escrow account to be used for the future redemption of the $2.16 Preferred Shares and the $2.32 Preferred Shares on or before their mandatory redemption dates. The aggregate redemption values and the maturity dates of such bonds correspond to the redemption values (excluding cumulative unpaid dividends) and the mandatory redemption dates of the $2.16 Preferred Shares and the $2.32 Preferred Shares. At December 31, 1996, the bonds had an amortized cost of $45.6 million and an estimated fair value of $49.1 million.

       During 1996, the Company repurchased preferred stock of ALH with a value of $12.6 million and acquired 260,000 shares of the $2.32 Preferred Stock in the LPG Merger.

       Common Stock

       At December 31, 1996, minority interest in common stock of Conseco's subsidiaries includes only the $.7 million interest in the common stock of Vulcan. At December 31, 1995, such minority interest also included the interests of the non-Conseco shareholders in ALH and BLH. Conseco acquired such ownership interests from the minority interest in the ALH Stock Purchase and the BLH Merger.

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

                      ------------------------------------


       Changes  in  minority   interest  in  common  and   preferred   stock  of
consolidated subsidiaries during 1996 and 1995 are summarized below:

                                                                                                   1996              1995
                                                                                                   ----              ----
                                                                                                     (Dollars in millions)
Minority interest, beginning of year...........................................................  $ 403.3            $ 321.7
    Consolidation of CCP, effective January 1, 1995............................................        -              191.2
    Changes in investments held by minority interest:
       ALH Stock Purchase......................................................................   (131.2)               -
       ALH preferred stock purchase............................................................    (12.6)               -
       Preferred stock of a subsidiary of ALH held by LPG at the date of the LPG Merger........     (6.5)               -
       BLH Merger..............................................................................    (60.5)               -
       Repurchase by BLH of its common stock ..................................................    (18.7)             (27.7)
       Purchase of BLH common stock by Conseco.................................................        -             (141.8)
       Repurchase by CCP of its common stock...................................................        -              (44.5)
       Purchase of CCP common stock in the CCP Merger..........................................        -             (241.7)
       Conseco's additional ownership interest in BLH and ALH
          as a result of the CCP Merger........................................................        -              (53.8)
       Investment in Partnership II ...........................................................        -               16.3
       Other  .................................................................................      4.6                2.1
    Equity of  minority  interest  in the change in  financial  position  of the
       Company's subsidiaries:
       Net income before extraordinary charge..................................................     31.3              109.0
       Extraordinary charge....................................................................     (1.7)              (2.8)
       Unrealized appreciation (depreciation) of securities ...................................   (100.3)             292.4
       Dividends...............................................................................    (10.0)             (17.1)
                                                                                                 -------            -------

Minority interest, end of year ................................................................  $  97.7            $ 403.3
                                                                                                 =======            =======

       10.  SHAREHOLDERS' EQUITY:

       Authorized preferred stock is 20,000,000 shares. On January 23, 1996, Conseco completed the offering of 4.37 million shares of PRIDES. Proceeds from the offering of $257.7 million (after underwriting and other associated costs) were used to repay notes payable of Conseco. Each share of PRIDES pays quarterly dividends at the annual rate of 7 percent of the $61.125 liquidation preference per share (equivalent to an annual amount of $4.279 per share). On February 1, 2000, unless either previously redeemed by Conseco or converted at the option of the holder, each share of PRIDES will mandatorily convert into four shares of Conseco common stock, subject to adjustment in certain events. Shares of PRIDES are not redeemable prior to February 1, 1999. From February 1, 1999 through February 1, 2000, the Company may redeem any or all of the outstanding shares of PRIDES. Upon such redemption, each holder will receive, in exchange for each share of PRIDES, the number of shares of Conseco common stock equal to (i) the sum of (a) $62.195, declining after February 1, 1999 to $61.125, and (b) accrued and unpaid dividends divided by (ii) the market price of Conseco common stock at such date. In no event will a holder receive less than 3.42 shares of Conseco common stock. During 1996, 400 shares of PRIDES were converted by holders of such shares into 1,368 shares of Conseco common stock.

       Conseco issued 5,750,000 shares of Series D Cumulative Convertible Preferred Stock ("Series D preferred stock") with annual dividends of $3.25 per share and with a total stated value of $287.5 million ($50 per share) in January 1993 in a public offering. During 1993, 274 Series D preferred shares were converted to 860 common shares. In December 1994, the Company repurchased 80,000 Series D preferred shares in open market transactions in connection with its stock repurchase program at a total cost of $3.3 million. Such preferred shares would have been convertible into 250,980 shares of common stock. In 1996, the Company exercised its right to redeem all outstanding Series D preferred stock. A total of 6,358 Series D shares were redeemed at $52.916 per share including $.641 per share of accrued and unpaid dividends. Holders of the remaining 5,381,437 Series D shares elected to convert their shares into 16,882,390 shares of Conseco common stock.

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

                      ------------------------------------

       Changes in the number of shares of common stock outstanding for the years 1996, 1995 and 1994 were as follows:

                                                                                     1996          1995            1994
                                                                                     ----          ----            ----
Balance, beginning of year......................................................   81,031,828    88,739,400    101,247,092
    Stock options exercised.....................................................    4,893,484       365,432     15,461,816
    Shares issued in conjunction with acquired companies........................   60,559,840         -              -
    Shares issued in exchange for THI Convertible Notes.........................    4,249,830         -              -
    Common shares converted from Series D preferred shares......................   17,766,864         -              -
    Common shares converted from PRIDES.........................................        1,368         -              -
    Shares issued under compensation plans......................................      281,604        16,996         17,548
    Treasury stock purchased....................................................   (1,656,590)   (8,090,000)   (27,987,056)
                                                                                  -----------    ----------    -----------

Balance, end of year............................................................  167,128,228    81,031,828     88,739,400
                                                                                  ============   ==========    ===========

       Dividends declared on common stock for 1996, 1995 and 1994, were $.083, $.046 and $.125 per common share, respectively. A liability was accrued for dividends declared but unpaid at December 31, 1996, totaling $4.8 million. Such dividends were paid in January 1997.

       In 1996, 1995 and 1994, the Company repurchased approximately 1.7 million, 8.1 million and 28.0 million shares of its common stock for $26.0 million, $92.4 million and $360.2 million, respectively, in connection with its stock repurchase program. The cost of the common stock repurchased by Conseco was allocated to the shareholders' equity accounts in 1996, 1995 and 1994 as follows: (i) $3.1 million, $15.0 million, and $25.5 million, respectively, to common stock and additional paid-in capital (such allocation was based on the average common stock and paid-in capital balance per share) and (ii) $22.9 million, $77.4 million and $337.0 million, respectively, to retained earnings (representing the purchase price in excess of such average).

       The Company was authorized under its 1983 employee stock option plan to grant options to purchase up to 48 million shares of Conseco common stock at a price not less than its market value on the date the option was granted. The 1983 stock option plan continues to govern options granted thereunder, but expired in all other respects in December 1993. A new plan was adopted in 1994 that authorizes the granting of options to employees and directors of the Company to purchase up to 24 million shares of Conseco common stock at a price not less than its market value on the date the option is granted. The options may become exercisable immediately or over a period of time. The plan also permits granting of stock appreciation rights and certain other awards.

       Conseco implemented two option exercise programs under which its chief executive officer and four of its executive vice presidents exercised outstanding options to purchase 3.1 million shares of Conseco common stock under a March 1996 program (the "1996 Program") and 14.4 million shares under a February 1994 program (the "1994 Program"). The options exercised would otherwise have remained exercisable until the years 2000 through 2002 with respect to the 1996 Program and 1999 and 2000 with respect to the 1994 Program. We implemented these programs in order to accelerate: (i) the tax benefits we derived from the exercise of the options; and (ii) the receipt of the exercise price of the options. The programs resulted in the following increases to common stock and additional paid-in capital: (i) a tax benefit of $15.1 million (net of payroll taxes incurred of $.7 million) and exercise proceeds of $5.2 million related to the 1996 Program; and (ii) a tax benefit of $67.8 million (net of payroll taxes incurred of $2.9 million) and exercise proceeds of $15.4 million related to the 1994 Program. The Company withheld shares to cover federal and state taxes owed by the executives as a result of the exercise transactions. Net of shares withheld, the Company issued approximately 1.6 million and 7.2 million shares of common stock to the executives under the 1996 Program and the 1994
Program, respectively. As an inducement to encourage the exercise of options prior to their expiration date, the Company granted to the executive officers new options to purchase a total of 1.6 million shares at $16.22 per share and
8.1 million shares at $14.81 per share (in each case equal to the market price per share on the grant date) to replace the shares surrendered for taxes and the exercise price in connection with the 1996 and 1994 Programs, respectively.

       In April 1996, Conseco approved a Director, Executive and Senior Officer Stock Purchase Plan to encourage direct, long-term ownership of Conseco stock by Board members, executive officers and certain senior officers. Under the program, up to 4 million shares of Conseco common stock could be purchased in open market or negotiated transactions with independent parties. Participants could elect to purchase up to 50 percent of their participation in the form of Conseco PRIDES. Purchases were financed by personal loans to the participants from a bank. Such loans were collateralized by the Conseco stock purchased. Conseco guaranteed the loans, but has recourse to the participants if it incurs a loss under the guarantee. In addition, Conseco has agreed to provide loans to the

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

                      ------------------------------------

participants for interest payments under the bank loans. A total of 22 directors and officers of Conseco elected to participate in the plan and purchased all 4 million shares of Conseco common stock offered under the Plan. At December 31, 1996, the bank loans guaranteed by Conseco totaled $83.4 million and the loans provided by Conseco totaled $2.2 million. The common stock that collateralizes the loans had a fair value of $144.5 million on February 6, 1997. On February 18, 1997, the program was expanded, to permit the purchase of an additional 4 million shares.

       In December 1996, the Company granted options to selected key managers to purchase 1,100,000 shares at a price of $30.41 per share (the "Key Manager Program"). These options contain lengthy vesting and non-compete requirements designed to encourage continuity of employment with these individuals. The options are fully vested only upon both: (i) eleven years of continuous employment; and (ii) the earlier of: (a) two years after the termination of employment during which time the individual is not in competition with the Company; (b) the grantee reaching age 65; or (c) death or disability of the grantee. In certain cases the options remain exercisable throughout the lifetime of the grantee.

       The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations in accounting for its stock option plans. Accordingly, no compensation cost has been recognized for such plans. Had compensation cost been determined based on the fair value at the grant dates for awards in 1996 and 1995 under the plan consistent with the method of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), the Company's pro forma net income and pro forma earnings per share for the years ended December 31, 1996 and 1995, would have been as follows:

                                                                    1996                          1995
                                                         -------------------------      -------------------------
                                                         As reported     Pro forma      As reported     Pro forma
                                                         -----------     ---------      -----------     ---------
                                                              (Dollars in millions, except per share amounts)

           Net income.................................      $252.4         $245.4          $220.4         $211.9
           Primary earnings per share.................        1.91           1.86            2.35           2.25
           Fully diluted earnings per share...........        1.77           1.72            2.11           2.03

       The fair value of each option grant used for purposes of estimating the pro forma amounts summarized above is estimated on the date of grant using the Black-Scholes option-price model with the following weighted-average assumptions for 1996 and 1995:

                                                                        1996 Grants
                                                          ---------------------------------------
                                                                           Option            Key
                                                          Traditional     exercise         Manager          1995
                                                            grants         program         Program         Grants
                                                            ------         -------         -------         ------
Risk-free interest rates...............................       6.1%           6.0%            6.8%           6.2%
Dividend yields........................................        .1%            .1%             .1%            .2%
Volatility factors.....................................       .28            .28             .28            .43
Weighted average expected life.........................    5 years        5 years        25 years        5 years
Weighted average fair value per share..................    $10.17          $5.54          $24.50          $5.53

     The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferrable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because our employee stock options have characteristics significantly different from those of traded options, and because changes in subjective assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not provide a reliable single measure of the fair value of its employee stock options. Because SFAS 123 is effective only for awards granted after January 1, 1995, the pro forma disclosures provided above may not be representative of the effects on reported net income for future years.

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

                      ------------------------------------


     In conjunction with the LPG Merger, the ATC Merger, the THI Merger and the BLH Merger, outstanding options to purchase common stock of LPG, ATC, THI or BLH were converted into options that are immediately exercisable for the same consideration payable to exercise such options immediately prior to the respective mergers for the number of shares of Conseco common stock that the holders would have been entitled to receive at the dates of the mergers had the options been fully vested and exercised at that time. The fair value of these options is not included in the pro forma net income summarized above but is included in the cost to acquire the companies (see note 2). A summary of options issued in connection with the mergers and related information is presented below:

                                                                                                         Weighted
                                                                                        Total value       average
                                                                                         at merger    exercise price
                                                                       Shares              date          per share
                                                                       ------              ----          ---------
                                                                               (Dollars in millions, except
                                                                                      per share data)
Options issued in connection with the:
     LPG Merger...............................................         1,132,678          $  7.7           $11.18
     ATC Merger...............................................         2,048,982            26.9            16.87
     THI Merger...............................................           643,994             6.5            14.90
     BLH Merger...............................................           609,152             2.6            27.18
                                                                      ----------          ------

                                                                       4,434,806           $43.7            16.54
                                                                      ==========           =====

     A summary of the Company's stock option activity and related information for the years ended December 31, 1996, 1995 and 1994, is presented below:

                                                    1996                      1995                      1994
                                          -----------------------    ----------------------    ---------------------
                                                        Weighted                  Weighted                  Weighted
                                                         average                   average                   average
                                                        exercise                  exercise                  exercise
                                           Shares         price      Shares         price      Shares         price
                                           ------         -----      ------         -----      ------         -----
Outstanding at the beginning of year.... 25,486,864      $11.76   22,028,624       $11.43      26,957,136      $4.05

Granted in connection with:
   Traditional grants...................  1,206,430       28.54    4,117,200        12.60       4,792,000      14.17
   Option exercise program..............  1,604,720       16.22          -                      8,064,000      14.81
   Key Manager Program..................  1,100,000       30.41          -                            -
   Mergers..............................  4,434,806       16.54          -                            -
                                         ----------               ----------                  -----------

         Total granted..................  8,345,956       20.04    4,117,200        12.60      12,856,000      14.58
                                         ----------               ----------                  -----------

Exercised............................... (4,893,484)       4.75     (365,432)        3.06     (15,461,816)      1.09

Forfeited...............................   (219,088)      11.62     (293,528)        9.98      (2,322,696)     12.04
                                         ----------               ----------                  -----------

Outstanding at the end of the year...... 28,720,248       15.38   25,486,864        11.76      22,028,624      11.43
                                         ==========               ==========                   ==========

Options exercisable at year-end.........  9,553,774                7,352,044                    3,098,176
                                         ==========               ==========                   ==========

Available for future grant..............  2,932,561                8,398,800                   12,490,000
                                         ==========               ==========                   ==========

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

                      ------------------------------------

         The following table summarizes information about fixed stock options outstanding at December 31, 1996:

                                                      Options outstanding                Options exercisable
                                            ----------------------------------------    ------------------------
                                                           Weighted        Weighted                    Weighted
                                                             average         average                     average
Range of                                      Number        remaining       exercise      Number        exercise
exercise prices                             outstanding  life (in years)      price     exercisable       price
---------------                             -----------  ---------------      -----     -----------       -----
$   .72-    $  .77......................      716,840           .7        $    .73        716,840     $     .73
   1.36-      1.71......................       94,766          1.4            1.53         94,766          1.53
   2.61-      2.81......................       46,222          2.1            2.62         46,222          2.62
   4.57-      6.34......................      278,234          3.7            5.73        228,234          5.59
   6.91-     10.28......................      304,062          4.2            8.19        157,224          7.53
  10.47-     13.49......................    7,239,814          6.9           12.57      4,585,792         12.49
  14.09-     14.81......................   13,927,870          6.9           14.67        463,872         14.25
  15.47-     19.81......................    3,360,262          9.1           17.57      2,906,076         17.36
  25.11-     30.41......................    1,652,178          6.6           29.23        354,748         27.91
  30.41  (Key Manager Program)..........    1,100,000         25.0           30.41            -            -
                                           ----------                                   ---------

                                           28,720,248                                   9,553,774
                                           ==========                                   =========

       In addition to 25,680,392 shares of common stock reserved for issuance under the employee stock option plans, 3,039,856 shares are reserved for issuance related to the recent mergers, 3,186,782 shares of common stock are reserved for issuance under stock bonus and deferred compensation plans and 900,000 shares are reserved for the warrants described below. The common stock and additional paid-in capital account was reduced by $9.0 million at December 31, 1996, for the unearned portion of amounts granted under such plans.

       In connection with the THI Merger, the outstanding warrants to purchase shares of THI common stock were converted into warrants to purchase the same number of shares of Conseco common stock that the holders would have been entitled to receive if such warrants were exercised immediately prior to the THI Merger. Such warrants may be exercised to buy 700,000 shares of Conseco common stock for $13.8 million at anytime through September 29, 2005. The value of the warrants on the THI Merger date of $3.8 million is included in the total cost to acquire THI (see note 2).

       11.  OTHER OPERATING STATEMENT DATA:

       Insurance policy income consisted of the following:

                                                                                           1996         1995         1994
                                                                                           ----         ----         ----
                                                                                                (Dollars in millions)

Direct premiums collected.............................................................  $3,458.4      $3,172.9    $1,907.4
Reinsurance assumed...................................................................      65.8           6.1         5.1
Reinsurance ceded.....................................................................    (313.8)        (72.6)      (33.4)
                                                                                        --------      --------    --------

          Premiums collected, net of reinsurance......................................   3,210.4       3,106.4     1,879.1
Change in unearned premiums...........................................................     (14.6)          6.6        (3.9)
Less premiums on universal life and products
    without mortality and morbidity risk which are
    recorded as additions to insurance liabilities ...................................   1,811.5       1,757.4       634.6
                                                                                       ---------     ---------    --------
          Premiums on products with mortality or morbidity risk,
             recorded as insurance policy income......................................   1,384.3       1,355.6     1,240.6
Fees and surrender charges............................................................     239.5         108.1        43.0
Amortization of deferred policy fees..................................................      30.4           1.3         2.0
                                                                                       ---------     ---------    --------

          Insurance policy income.....................................................  $1,654.2      $1,465.0    $1,285.6
                                                                                        ========      ========    ========

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

                      ------------------------------------



       The five states with the largest shares of premiums collected in 1996 were Illinois (10 percent), Florida (9.1 percent), California (8.7 percent), Texas (7.6 percent) and Michigan (6.6 percent). No other state accounted for more than 5 percent of total collected premiums.

       Other operating costs and expenses were as follows:

                                                                                           1996         1995         1994
                                                                                           ----         ----         ----
                                                                                                (Dollars in millions)
Commission expense....................................................................     $ 72.5       $ 47.7      $ 27.5
Other.................................................................................      231.5        224.4       186.6
                                                                                           ------       ------      ------

         Other operating costs and expenses...........................................     $304.0       $272.1      $214.1
                                                                                           ======       ======      ======

      Conseco considers anticipated returns from the investment of policyholder balances in determining the amortization of the cost of policies purchased and cost of policies produced. Sales of fixed maturity investments change the incidence of profits on such policies because gains (losses) are recognized currently and, if the sale proceeds are reinvested at the current market yields, the expected future yields on the investment of policyholder balances are reduced (increased). Accordingly, amortization of the cost of policies purchased was increased (decreased) by $31.1 million, $106.4 million and $(3.9) million in the years ended December 31, 1996, 1995 and 1994, respectively, and amortization of the cost of policies produced was increased (decreased) by $4.9 million, $20.2 million and $(1.4) million in the years ended December 31, 1996, 1995 and 1994, respectively.

         The changes in the cost of policies purchased were as follows:

                                                                                           1996         1995         1994
                                                                                           ----         ----         ----
                                                                                                (Dollars in millions)

Balance, beginning of year............................................................   $1,030.7     $1,021.6     $   623.7
    Consolidation of CCP effective January 1, 1995....................................        -          345.2            -
    Amortization related to operations:
       Cash flow realized.............................................................     (285.1)      (252.0)       (184.8)
       Interest added.................................................................      127.6        133.2         108.6
    Amortization related to sales of investments......................................      (31.1)      (106.4)          3.9
    Amounts related to fair value adjustment
       of actively managed fixed maturities...........................................      141.6       (395.6)         94.6
    Transferred to cost of policies produced related to
       exchanged health policies......................................................      (13.4)       (13.5)        (20.2)
    Amounts related to BLH Merger and share repurchases...............................       86.6        179.9          -
    Amounts acquired in LPG Merger....................................................      507.9          -            -
    Amounts acquired in ATC Merger....................................................      272.9          -            -
    Amounts acquired in THI Merger....................................................       94.4          -            -
    Amounts related to CCP Merger.....................................................        -          118.3          -
    Amounts related to acquisitions of ALH............................................       80.2          -           454.3
    Amounts related to deconsolidation of WNC.........................................        -            -           (61.9)
    Reinsurance and other ............................................................        2.7          -             3.4
                                                                                         --------     --------      --------

Balance, end of year..................................................................   $2,015.0     $1,030.7      $1,021.6
                                                                                         ========     ========      ========

       Based on current conditions and assumptions as to future events on all policies in force, the Company expects to amortize approximately 11 percent of the December 31, 1996, balance of cost of policies purchased in 1997, 11 percent in 1998, 10 percent in 1999, 8 percent in 2000, and 8 percent in 2001. The discount rates used to determine the amortization of the cost of policies purchased prior to November 19, 1992, ranged from 15 percent to 20 percent during the three-year period ended December 31, 1996. The discount rates used to determine the amortization of the cost of policies purchased ranged from 4 percent to 8 percent and averaged 5.5 percent.

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

                      ------------------------------------


       The changes in the cost of policies produced were as follows:

                                                                                           1996         1995         1994
                                                                                           ----         ----         ----
                                                                                                (Dollars in millions)
Balance, beginning of year............................................................     $391.0       $300.7      $238.6
    Consolidation of CCP, effective January 1, 1995...................................        -          111.9          -
    Additions.........................................................................      331.5        302.9       164.0
    Amortization related to operations................................................      (72.9)       (62.0)      (46.1)
    Amortization of deferred revenue..................................................        1.4          1.3         1.6
    Amortization related to sales of investments......................................       (4.9)       (20.2)        1.4
    Amounts related to fair value adjustment of
       actively managed fixed maturities..............................................       45.4        (74.9)       18.6
    Transferred from cost of policies purchased related to
       exchanged health policies, net of related reserves.............................        4.0          1.6         7.5
    Amounts related to BLH Merger and share repurchases...............................      (54.7)      (107.5)         -
    Amounts related to ALH Stock Purchase.............................................      (96.5)          -           -
    Amounts related to CCP Merger.....................................................        -          (62.8)         -
    Amounts related to deconsolidation of WNC.........................................        -             -        (84.9)
                                                                                           ------      -------      ------

Balance, end of year..................................................................     $544.3      $ 391.0      $300.7
                                                                                           ======      =======      ======

       12.  CONSOLIDATED STATEMENT OF CASH FLOWS:

       The following non-cash items were not reflected in the consolidated statement of cash flows in 1996: (i) the effects of the LPG Merger, the ATC Merger, the THI Merger, the ALH Stock Purchase and the BLH Merger and share repurchases summarized in note 2; (ii) the conversion of Series D preferred stock of Conseco with a value of $283.2 million into 16.9 million shares of Conseco common stock; (iii) the issuance of Conseco common stock to employee benefit plans of $12.2 million; and (iv) the tax benefit of $15.9 million related to the issuance of Conseco common stock under employee benefit plans; and (v) the acquisition of $25.0 million par value of Conseco's 8.125% senior notes and $6.5 million par value of preferred stock of ALH that were held by LPG prior to the LPG Merger. The following non-cash items were not reflected in 1995: (i) the redemption of convertible subordinated debentures of a subsidiary with a principal amount of $9.2 million using segregated cash; (ii) the issuance of Conseco common stock to employee benefit plans of $4.2 million; and (iii) the tax benefit of $.4 million related to the issuance of Conseco common stock under employee benefit plans. The following non-cash items were not reflected in 1994:
(i) recapture of insurance liabilities and invested assets totaling $390.2 million and $371.0 million, respectively; (ii) redemption of convertible subordinated debentures of a subsidiary with a principal amount of $44.8 million using segregated cash; (iii) the issuance of Conseco common stock to employee benefit plans of $2.4 million; and (iv) the tax benefit of $69.2 million related to issuance of Conseco common stock under employee benefit plans.

       Cash flows from operations included interest paid on debt of $111.3 million, $112.0 million and $54.3 million in 1996, 1995 and 1994, respectively. Income taxes paid were $122.5 million, $90.3 million and $99.8 million in 1996, 1995 and 1994, respectively.

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

                      ------------------------------------



       13.  STATUTORY INFORMATION:

       Statutory accounting practices prescribed or permitted for the Company's insurance subsidiaries by regulatory authorities differ from GAAP. The Company's life insurance subsidiaries reported the following amounts to regulatory agencies, after appropriate eliminations of intercompany accounts among such subsidiaries:

                                                                                                      1996          1995
                                                                                                      ----          ----
                                                                                                     (Dollars in millions)

Statutory capital and surplus....................................................................    $1,170.8     $  832.2
Asset valuation reserve..........................................................................       232.9        124.1
Interest maintenance reserve.....................................................................       272.6        247.4
Portion of surplus debenture carried as a liability .............................................        98.8         95.0
                                                                                                     --------     --------

      Total......................................................................................    $1,775.1     $1,298.7
                                                                                                     ========     ========

       Combined statutory net income of the Company's life insurance subsidiaries was $215.0 million, $183.8 million and $112.5 million in 1996, 1995 and 1994, respectively, after appropriate eliminations of intercompany amounts among such subsidiaries.

       The statutory capital and surplus of the insurance subsidiaries include surplus debentures of the parent holding companies totaling $855.8 million. Payments of interest and principal on such debentures are generally subject to the approval of the insurance department of the subsidiary's state of domicile.

       Certain subsidiaries follow permitted accounting practices, which have been approved by the insurance department of the subsidiary's state of domicile, but have not been specifically prescribed in state laws, regulations, general administration rules and various NAIC publications. Such permitted accounting practices do not affect statutory surplus.

       Statutory accounting practices require the asset valuation reserve ("AVR") and the interest maintenance reserve ("IMR") be reported as liabilities. The purpose of these reserves is to stabilize statutory surplus against fluctuations in the market value of investments. The IMR captures all realized investment gains and losses, net of income tax, on debt instruments resulting from changes in interest rates and provides for subsequent amortization of such amounts into statutory net income on a basis reflecting the remaining lives of the assets sold. The AVR captures all realized, net of income tax, and unrealized investment gains and losses related to equity investments and to changes in creditworthiness of debt instruments. AVR is also adjusted each year based on a formula related to the quality and loss experience of the Company's investment portfolio.

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

                      ------------------------------------

       Included in statutory capital and surplus shown above are the following investments in affiliates, all of which are eliminated in the consolidated financial statements prepared in accordance with GAAP:

                                                                                  1996                    1995
                                                                         -------------------       --------------------
                                                                                    Admitted                   Admitted
                                                                                      asset                      asset
                                                                         Cost         value        Cost          value
                                                                         ----         -----        ----          -----

                                                                                       (Dollars in millions)
Common stock of Conseco  purchased in open market  transactions
   (1996  includes 19,510,911  shares  and  1995  includes
   18,588,952  shares  of  Conseco  and 2,314,737 shares of BLH which were converted into Conseco shares in 1996 in
   the BLH Merger)..................................................... $  89.6        $  80.9      $ 89.6       $ 58.2
Notes payable of Conseco and its non-life subsidiaries.................   261.3          245.2        68.0         48.0
Common stock of ALH (614,057 shares in 1996 and 463,649
   shares in 1995) ....................................................     5.8            9.8         2.4          6.3
Preferred stock of Conseco.............................................   900.0            -         900.0          -
Investment in ALH 1994 Series PIK Preferred Stock......................    62.8           62.8        43.9         43.9
Preferred stock of American Life Holding Company.......................     6.5            6.5         -            -

     The following table compares the consolidated pretax income determined on a statutory accounting basis with such income reported herein in accordance with
GAAP:

                                                                                           1996          1995        1994
                                                                                           ----          ----        ----
                                                                                                 (Dollars in millions)
Life insurance subsidiaries:
   Pretax income as reported on a statutory
     accounting basis before deduction of
     expenses paid to affiliates and
     transfers to and from and amortization
     of the IMR..........................................................................  $ 431.0      $ 463.6     $229.2

   GAAP adjustments:
     Change in difference in carrying values of investments..............................     53.6        189.3       31.7
     Eliminate financial reinsurance effects.............................................      -            -          4.4
     Changes in cost of policies purchased...............................................   (185.8)      (225.1)     (74.2)
     Changes in cost of policies produced................................................    258.0        224.4      123.3
     Changes in insurance liabilities....................................................      5.0        (46.4)     (27.1)
     Reinsurance recapture...............................................................      -            -         19.2
     Other adjustments, net..............................................................      2.4          -         13.5
                                                                                           -------      -------     ------

        GAAP pretax income of life insurance subsidiaries................................    564.2        605.8      320.0

Non-life companies:
   Interest expense......................................................................   (108.1)      (119.4)     (59.3)
   Equity in earnings of CCP ............................................................      -            -         24.7
   Equity in earnings of WNC.............................................................      -            -         40.2
   Restructuring income..................................................................     30.4         15.2       80.8
   Loss on terminated acquisition........................................................      -            -        (35.8)
   All other income and expense, net
     (excluding amounts received from affiliates)........................................      7.1        (83.1)     (46.2)
                                                                                           -------      -------     ------

        GAAP consolidated pretax income..................................................  $ 493.6      $ 418.5     $324.4
                                                                                           =======      =======     ======


                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

                      ------------------------------------

     State insurance laws generally restrict the ability of insurance companies to pay dividends or make other distributions. Net assets of the Company's wholly owned life insurance subsidiaries, determined in accordance with GAAP, aggregated approximately $5.1 billion at December 31, 1996, of which approximately $151.0 million is available for distribution to Conseco in 1997 without the permission of state regulatory authorities.

     Most states have adopted risk-based capital ("RBC") rules to evaluate the adequacy of statutory capital and surplus in relation to investment and insurance risks. The RBC formula is designed as an early warning tool to help state regulators identify possible weakly capitalized companies for the purpose of initiating regulatory action. At December 31, 1996, the ratios of total adjusted capital to RBC, as defined by the rules, for the primary insurance subsidiaries of Conseco were greater than twice the level at which regulatory attention is triggered.

     14.  BUSINESS SEGMENT AND DISTRIBUTION CHANNELS:

     Conseco conducts and manages its business through four segments, reflecting the Company's major lines of insurance business and target markets: (i) annuities; (ii) supplemental health; (iii) life insurance; and (iv) other. In addition, from time to time Conseco's earnings also include restructuring income representing the gains realized upon the sale of: (i) portions of acquired companies; and (ii) certain special capital investments. Summarized data for the Company's business segments follow (dollars in millions):

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

                      ------------------------------------




                                                                                             Income before
                                                                           Amortization      income taxes,
                                                                            of cost of         minority
                                                                         policies produced   interest and
                                               Premiums       Total    and cost of policies  extraordinary    Total
                                               collected    revenues       purchased (a)        charge       assets
                                               ---------    --------       -------------        ------       ------
1996
   Annuities................................   $1,542.4     $1,047.4          $  95.1        $   254.3     $14,201.1
   Supplemental health......................      825.1        873.3             81.2            136.9       4,159.3
   Life insurance...........................      453.7        676.9             41.5            129.3       6,120.3
   Other ...................................      389.2        439.3             23.0             55.1         647.5
   Interest and other corporate expense.....        -            -                -             (112.4)        484.5
   Restructuring activities.................        -           30.4              -               30.4            -
                                               --------     --------           ------        ---------     ---------

     Total..................................   $3,210.4     $3,067.3           $240.8        $   493.6     $25,612.7
                                               ========     ========           ======        =========     =========

1995
   Annuities................................   $1,659.5     $1,135.1           $169.7        $   316.1     $12,092.9
   Supplemental health......................      755.8        827.4             78.3             97.2       1,743.9
   Life insurance...........................      276.2        436.5             38.7             77.1       2,728.1
   Other ...................................      414.9        441.1             20.8             53.4         478.3
   Interest and other corporate expense.....        -            -                -             (140.5)        254.3
   Restructuring activities.................        -           15.2              -               15.2            -
                                               --------     --------           ------        ---------     ---------

     Total..................................   $3,106.4     $2,855.3           $307.5        $   418.5     $17,297.5
                                               ========     ========           ======        =========     =========

1994
   Annuities................................   $  571.8     $  243.7           $  5.7        $    59.8    $  6,948.8
   Supplemental health......................      723.7        775.9             77.4            107.8       1,450.1
   Life insurance...........................      183.3        242.8             15.4             39.1       1,722.4
   Other ...................................      400.3        453.9             18.5             95.8         406.1
   Interest and other corporate expense.....        -            -                -              (88.0)        284.5
   Equity in earnings of CCP and WNC........        -           64.9              -               64.9            -
   Restructuring activities.................        -           80.8              -               45.0            -
                                               --------     --------           ------         --------     ---------

     Total..................................   $1,879.1     $1,862.0           $117.0          $ 324.4     $10,811.9
                                               ========     ========           ======          =======     =========

(a)  Includes additional amortization related to gains on sales of investments.

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

                      ------------------------------------


       15.  LPG, ALH AND BLH FINANCIAL INFORMATION:

       After the LPG Merger, the ALH Stock Purchase and the BLH Merger, LPG, ALH and BLH ceased filing periodic reports with the Securities and Exchange Commission. At December 31, 1996, the following notes remain outstanding: (i) $23.5 million of LPG's senior subordinated notes; (ii) $13.0 million of ALH 6.25% convertible subordinated debentures; and (iii)) $3.2 million of BLH's subordinated notes. These notes are fully guaranteed by Conseco. Because the notes remain outstanding, summarized financial information of LPG, ALH and BLH is presented as follows:

                                                                                                 December 31,
                                                                                                 ------------
                                                                                            1996              1995
                                                                                            ----              ----
                                                                                                     (predecessor basis (a))
LPG
---
                                                                                              (Dollars in millions)
Financial position:
   Total assets........................................................................    $5,584.2          $4,980.9
     Total investments.................................................................     3,962.7           3,977.9
     Cost of policies purchased........................................................       444.1             306.0
     Cost of policies produced.........................................................        36.7             238.7
   Total liabilities...................................................................     4,793.3           4,580.4
     Insurance liabilities.............................................................     4,574.6           4,146.9
     Notes payable.....................................................................       101.2             246.1
   Common shareholders' equity.........................................................       790.9             400.5

                                                                                           Predecessor basis (a)
                                                                                -------------------------------------
                                                                                                       Years ended
                                                                Six months ended                        December 31,
                                                     ----------------------------------------      ------------------
                                                     December 31, 1996          June 30, 1996      1995          1994
                                                     -----------------          -------------      ----          ----
                                                                  (Dollars in millions)
Results of operations:
   Total revenues.............................              $344.4                  $306.9          $576.1       $428.2
     Insurance policy income..................               182.2                   155.7           280.1        217.9
     Net investment income....................               158.5                   146.2           277.1        225.4
     Net investment gains (losses)............                 1.8                     2.3            15.8        (19.7)
   Total benefits and expenses................               276.3                   279.4           592.8        369.7
     Insurance policy benefits and change in
         future policy benefits...............               109.4                    69.5           153.3        110.9
     Interest expense on annuities and financial
         products.............................                75.3                    88.6           165.4        136.9
     Interest expense on notes payable........                 4.1                    11.8            27.9         20.7
   Income (loss) before income taxes and
     extraordinary charge.....................                68.1                    27.5           (16.7)        58.5
   Income tax expense (benefit)...............                27.3                    11.6            (3.3)        21.3
   Income (loss) before extraordinary charge..                40.8                    15.9           (13.4)        37.2
   Extraordinary charge on extinguishment of
     debt, net of tax.........................                 -                       -               -            2.6
   Net income (loss)..........................                40.8                    15.9           (13.4)        34.6



(a) Amounts for periods prior to June 30, 1996, reflect the accounting basis of LPG prior to the LPG Merger. Because of the purchase accounting adjustments made as a result of the LPG Merger, the financial data for periods after June 30, 1996, may not be comparable with the prior periods.

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

                      ------------------------------------



                                                                                                  December 31,
                                                                                            ----------------------
                                                                                            1996              1995
                                                                                            ----              ----
                                                                                                        (prior basis (a))
ALH
---
                                                                                              (Dollars in millions)

Financial position:
  Total assets.........................................................................    $6,424.6          $6,208.0
     Total investments.................................................................     5,440.7           5,369.4
     Cost of policies purchased........................................................       331.9             250.1
     Cost of policies produced.........................................................        68.9              77.6
  Total liabilities....................................................................     5,812.3           5,702.8
     Insurance liabilities.............................................................     5,342.3           5,148.7
     Notes payable.....................................................................       171.1             282.5
  Minority interest, primarily redeemable stock of a subsidiary........................       104.2              99.6
  Shareholders' equity.................................................................       508.1             405.6

                                                                                                                       Predecessor
                                                                                        Prior basis (a)                 basis (a)
                                                                          -----------------------------------------     ---------
                                                         Three months     Nine months                  Three months      Nine
                                                             ended           ended        Year ended       ended         ended
                                                         December 31,    September 30,   December 31,  December 31,  September 30,
                                                             1996            1996            1995          1994          1994
                                                             ----            ----            ----          ----          ----
                                                                                     (Dollars in millions)
Results of operations:
   Total revenues................................        $124.8          $353.2          $629.3        $108.9          $278.5
     Insurance policy income.....................          11.2            33.0            58.1          13.6            40.2
     Net investment income.......................         102.7           306.4           415.6          92.8           250.8
     Net investment gains (losses)...............          10.4             9.9           149.3            .4           (16.8)
   Total benefits and expenses...................         100.2           292.0           495.5          96.4           259.9
     Insurance policy benefits and change in
         future policy benefits..................           6.2            17.9            33.1           9.4            26.1
     Interest expense on annuities and
         financial products......................          62.0           184.2           258.8          61.3           158.8
     Interest expense on notes payable...........           4.2            21.5            33.8           8.8             6.7
   Income before income taxes, minority interest
      and extraordinary charge...................          24.5            61.2           133.8          12.5            18.6
   Income tax expense............................          10.0            23.6            49.9           5.1             6.7
   Income before minority interest and extraordinary
     charge......................................          14.5            37.6            83.9           7.4            11.9
   Minority interest - primarily dividends on
     preferred stock of a subsidiary.............           1.7             6.6             8.8           2.2             6.7
   Income before extraordinary charge............          12.8            31.0            75.1           5.2             5.2
   Extraordinary charge on extinguishment of
     debt, net of tax............................           -                .8             4.0           -               -
   Net income....................................          12.8            30.2            71.1           5.2             5.2
   Preferred stock dividends.....................           2.4             6.3             7.7           1.9             1.1
   Net income applicable to common stock.........          10.4            23.9            63.4           3.3             4.1


(a) Amounts for the nine months ended September 30, 1996, the year ended December 31, 1995 and the three months ended December 31, 1994, reflect the accounting basis (the "prior basis") of ALH prior to ALH adopting a new basis of accounting concurrent with the ALH Stock Purchase. Amounts for the nine months ended September 30, 1994, are the historical financial data of ALH prior to ALH's acquisition by Partnership II (the "predecessor basis"). Because of the accounting adjustments made as a result of the changes in bases described above, the financial data for periods reflecting different bases, may not be comparable with the other periods.

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

                      ------------------------------------

                                                                                                December 31,
                                                                                                ------------
                                                                                           1996              1995
                                                                                           ----              ----
                                                                                                        (prior basis (a))
BLH                                                                                           (Dollars in millions)

Financial position:
   Total assets........................................................................    $5,128.3          $4,785.2
     Total investments.................................................................     3,500.6           3,514.9
     Cost of policies purchased........................................................       564.8             515.6
     Cost of policies produced.........................................................       299.6             244.2
   Total liabilities...................................................................     4,008.7           3,753.3
     Insurance liabilities.............................................................     3,446.6           3,265.7
     Notes payable.....................................................................         3.4             301.5
     Notes payable to Conseco..........................................................       395.0               -
   Common shareholder's equity.........................................................     1,119.6           1,031.9

                                                                                               Prior basis (a)
                                                                                         ------------------------------
                                                  Year ended                Six months ended               Year ended
                                                 December 31,      -----------------------------------      December 31,
                                                     1996          December 31, 1995     June 30, 1995        1994
                                                     ----          -----------------     -------------        ----
                                                                           (Dollars in millions)
Results of operations:
   Total revenues..............................    $1,570.8              $760.3              $766.9           $1,437.9
     Insurance policy income...................     1,282.5               626.3               620.9            1,214.0
     Net investment income.....................       269.3               127.2               127.9              222.1
     Net investment gains (losses).............         8.0                13.6                15.7               (6.8)
   Total benefits and expenses.................     1,345.1               653.1               673.0            1,229.5
     Insurance policy benefits and change in
       future policy benefits..................       936.5               455.5               477.8              880.3
     Interest expense on annuities and
       financial products......................        82.1                39.7                38.0               59.7
     Interest expense on notes payable.........        25.4                14.9                16.1               31.6
   Income before income taxes and
     extraordinary charge......................       225.7               107.2                93.9              208.4
   Income tax expense..........................        82.8                39.1                33.7               74.8
   Income before extraordinary charge..........       142.9                68.1                60.2              133.6
   Extraordinary charge on extinguishment of
     debt, net of tax..........................        12.2                 1.6                 -                  -
   Net income..................................       130.7                66.5                60.2              133.6


(a) Amounts for the six months ended June 30, 1995, and the year ended December 31, 1994, reflect the accounting basis (the "prior basis") of BLH prior to BLH adopting a new basis of accounting concurrent with Conseco's ownership in BLH exceeding 80 percent. Amounts for the year ended December 31, 1996, and the six months ended December 31, 1995, reflect the adoption of a new basis of accounting concurrent with Conseco's ownership in BLH exceeding 80 percent. Because of the accounting adjustments made as a result of the changes in bases described above, the financial data for periods after June 30, 1995, may not be comparable with the prior periods.

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

                      ------------------------------------



       16.    QUARTERLY FINANCIAL DATA (UNAUDITED):

       We compute earnings per common share for each quarter independently of earnings per share for the year. The sum of the quarterly earnings per share may not equal the earnings per share for the year because of: (i) transactions affecting the weighted average number of shares outstanding in each quarter; and
(ii) the uneven distribution of earnings during the year.

                                                                                                1996
                                                                            -----------------------------------------------
                                                                             1st Qtr.     2nd Qtr.     3rd Qtr.     4th Qtr.
                                                                             --------     --------     --------     --------
                                                                              (Dollars in millions, except per share data)
Insurance policy income.....................................................  $369.8       $371.6       $451.8       $461.0
Revenues....................................................................   691.8        672.5        834.3        866.8
Income before income taxes, minority interest
    and extraordinary charge ...............................................   120.2        101.3        131.5        140.6
Net income..................................................................    46.3         50.1         78.1         77.9

Net income per common share and common equivalent share:
    Primary:
       Income before extraordinary charge ..................................    $.60         $.43         $.55         $.54
       Extraordinary charge.................................................     .18          -            .01          .05
                                                                               -----         ----         ----        -----

          Net income........................................................    $.42         $.43         $.54         $.49
                                                                                ====         ====         ====         ====

    Fully diluted:
       Income before extraordinary charge ..................................    $.54         $.41         $.50         $.54
       Extraordinary charge.................................................     .15            -          .01          .05
                                                                               -----         ----        -----         ----

          Net income........................................................    $.39         $.41         $.49         $.49
                                                                                ====         ====         ====         ====

                                                                                                 1995
                                                                            ----------------------------------------------
                                                                            1st Qtr.     2nd Qtr.     3rd Qtr.     4th Qtr.
                                                                            --------     --------     --------     --------
                                                                              (Dollars in millions, except per share data)

Insurance policy income.....................................................  $367.6       $362.6       $373.1       $361.7
Revenues....................................................................   652.3        737.1        676.7        789.2
Income before income taxes, minority interest
    and extraordinary charge ...............................................    85.8        116.5         83.6        132.6
Net income..................................................................    24.4         99.9         43.5         52.6

Net income per common share and common equivalent share:
    Primary:
       Income before extraordinary charge...................................    $.23        $1.12         $.46         $.58
       Extraordinary charge  ...............................................     -            -            -            .03
                                                                                ----        -----         ----         ----

          Net income........................................................    $.23        $1.12         $.46         $.55
                                                                                ====        =====         ====         ====

    Fully diluted:
       Income before extraordinary charge...................................    $.23         $.97         $.42         $.52
       Extraordinary charge ................................................     -            -            -            .02
                                                                                ----         ----         ----        -----

          Net income........................................................    $.23         $.97         $.42         $.50
                                                                                ====         ====         ====         ====

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

                      ------------------------------------


       Our quarterly results of operations are based on numerous estimates, principally related to policy reserves, amortization of cost of policies purchased, amortization of cost of policies produced and income taxes. We revise all such estimates each quarter and we ultimately adjust them to year-end amounts. When we determine revisions are necessary, we report them as part of operations of the current quarter.

       17.   SUBSEQUENT EVENTS (UNAUDITED):

       Completed Acquisition

       On March 4, 1997, Conseco acquired (the "CAF Merger") Capitol American Financial Corporation ("CAF"). CAF was merged with and became a wholly owned subsidiary of Conseco. In the CAF Merger, each of the approximately 17.7 million shares of CAF common stock and common stock equivalents was converted into the right to receive $30.75 in cash plus 0.1647 of a share of Conseco common stock. Conseco paid $545 million in cash and issued 2.9 million shares of Conseco common stock with a value of approximately $115.7 million to acquire the CAF common stock. In addition, Conseco assumed a note payable of CAF of $31.0 million. CAF, through its insurance subsidiaries, underwrites, markets and distributes individual and group supplemental health and accident insurance. CAF's principal insurance subsidiary is Capitol American Life Insurance Company ("CALI"), an Arizona domiciled insurance company, which accounted for more than 97 percent of CAF's earned premiums over the last five years. CALI is licensed to sell its products in 47 states, the District of Columbia, Puerto Rico and the U.S. Virgin Islands, and markets its products through a sales force consisting of independent agents, agent organizations and brokers. CAF had total assets of $1.1 billion at December 31, 1996.

       Pending Acquisition

       On December 15, 1996, Conseco and Pioneer Financial Services, Inc. ("PFS") entered into an Agreement and Plan of Merger (the "PFS Merger Agreement") pursuant to which PFS will become a wholly owned subsidiary of Conseco (the "PFS Merger"). Under the PFS Merger Agreement, each of the approximately 16.9 million shares of PFS common stock and common stock equivalents would be converted into the right to receive a fraction of a share of Conseco common stock having a value between $25.00 and $28.00, calculated as follows: (i) if the Conseco/PFS Share Price (as defined below) is greater than or equal to $28.00 per share and less than or equal to $31.36 per share, .89280 of a share of Conseco common stock; (ii) if the Conseco/PFS Share Price is less than $28.00 per share, the fraction (rounded to the nearest ten-thousandth) of a share of Conseco common stock determined by dividing $25.00 by the Conseco/PFS Share Price; or (iii) if the Conseco/PFS Share Price is greater than $31.36 per share, the fraction (rounded to the nearest ten-thousandth) of a share of Conseco common stock determined by dividing $28.00 by the Conseco/PFS Share Price. The "Conseco/PFS Share Price" shall be equal to the average of the closing prices of the Conseco common stock on the NYSE Composite Transactions Reporting System for the ten trading days immediately preceding the second trading day prior to the date of the PFS Merger. Assuming each PFS common and common equivalent share is exchanged for the right to receive a fraction of a share of Conseco common stock determined based on a Conseco/PFS Share Price that exceeds $28.00 per share (such price being exceeded on March 14, 1997), Conseco will issue 8.7 million shares of Conseco common stock with a value of approximately $352.4 million to acquire the PFS common stock. In addition, Conseco will assume notes payable of PFS of $27.8 million and the 6 1/2% Convertible Subordinated Notes due 2003 of PFS, which will be convertible into an assumed 3.0 million shares of Conseco common stock with a value of approximately $120.7 million.

       PFS, through its insurance subsidiaries, underwrites life insurance, annuities and health insurance in selected niche markets throughout the United States. PFS had total assets of approximately $1.8 billion at December 31, 1996. PFS's life, annuity and health insurance premiums collected were $794.2 million in 1996.

       ITEM 9.   DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

       None.

                                    PART III

       The information required by Part III is hereby incorporated by reference from the Registrant's definitive proxy statement to be filed with the Commission pursuant to Regulation 14A within 120 days after December 31, 1996, except that the information required by Item 10 regarding Executive Officers is included herein under a separate caption at the end of Part I.

                                     PART IV

      ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

    (a) 1. Financial Statements. See Index to Financial Statements on page 44 for a list of financial statements included in this Report.

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

          3. Exhibits. See Exhibit Index immediately preceding the Exhibits filed with this report


    (b)   Reports on Form 8-K.

          A report on Form 8-K dated November 15, 1996, was filed with the Commission to report under Item 5, updated unaudited pro forma consolidated financial statements of Conseco.

          A report on Form 8-K dated November 19, 1996, was filed with the Commission to report under Item 5, the closing of the public offering of 11,000,000, 9.16% Trust Originated Preferred Securities.

          A report on Form 8-K dated November 27, 1996, was filed with the Commission to report under Item 5, the closing of the offering by Conseco Financing Trust II of 325,000, 8.70% Capital Pass-through Securities.

          A report on Form 8-K dated December 15, 1996, was filed with the Commission to report under Item 5, the signing of a merger agreement with Pioneer Financial Services, Inc.

          A report on Form 8-K dated December 17, 1996, was filed with the Commission to report under Item 2, the acquisition of American Travellers Corporation.

          A report on Form 8-K dated December 23, 1996, was filed with the Commission to report under Item 2, the acquisition of Transport Holdings Inc.

          A report on Form 8-K dated December 31,1996, was filed with the Commission to report under Item 5, the acquisition of Bankers Life Holding Corporation.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 25th day of March, 1997.

                                       CONSECO, INC.


                                       By: /s/ STEPHEN C. HILBERT
                                           -----------------------------
                                           Stephen C. Hilbert, President

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

 Signature                                              Title (Capacity)                                 Date
 ---------                                              ----------------                                 ----

/s/ STEPHEN C. HILBERT                           Chairman of the Board,                                      March 25, 1997
----------------------                           President and Director
Stephen C. Hilbert                               (Principal Executive Officer)


/s/ ROLLIN M. DICK                               Executive Vice President and Director                       March 25, 1997
-------------------                              (Principal Financial Officer and
Rollin M. Dick                                   Principal Accounting Officer)


/s/ NGAIRE CUNEO                                 Director                                                    March 25, 1997
--------------------
 Ngaire Cuneo

/s/ DAVID R. DECATUR                             Director                                                    March 25, 1997
--------------------
David R. Decatur

/s/ JOHN M. MUTZ                                 Director                                                    March 25, 1997
----------------
John M. Mutz

/s/ DONALD F. GONGAWARE                          Director                                                    March 25, 1997
-----------------------
Donald F. Gongaware

/s/ M. PHIL HATHAWAY                             Director                                                    March 25, 1997
--------------------
M. Phil Hathaway

/s/ DENNIS E. MURRAY, SR.                        Director                                                    March 25, 1997
-------------------------
Dennis E. Murray, Sr.

/s/ JAMES D. MASSEY                              Director                                                    March 25, 1997
--------------------
James D. Massey


                        REPORT OF INDEPENDENT ACCOUNTANTS
                        ON FINANCIAL STATEMENT SCHEDULES





To the Shareholders and
Board of Directors
Conseco, Inc.


    Our report on the consolidated financial statements of Conseco, Inc. and Subsidiaries is included on page 46 of this Form 10-K. In connection with our audits of such financial statements, we have also audited the related financial statement schedules listed in the index on page 101 of this Form 10-K.

    In our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.



                                             /s/ COOPERS & LYBRAND L.L.P.
                                             ----------------------------
                                             COOPERS & LYBRAND L.L.P.


Indianapolis, Indiana
March 14, 1997




                         CONSECO, INC. AND SUBSIDIARIES

                                   SCHEDULE II

         Condensed Financial Information of Registrant (Parent Company)
                                  Balance Sheet
                        as of December 31, 1996 and 1995
                              (Dollars in millions)

                                                          ASSETS
                                                                                                   1996              1995
                                                                                                   ----              ----
Short-term investments.........................................................................  $    74.9         $   4.6
Actively managed fixed maturities .............................................................        2.1             -
Equity securities..............................................................................        7.9              .5
Other invested assets..........................................................................       55.3            10.7
Investment in wholly owned subsidiaries (eliminated in consolidation)..........................    3,811.9           764.6
Investment in Bankers Life Holding Corporation (eliminated in consolidation)...................        -             898.5
Investment in American Life Holdings, Inc. (eliminated in consolidation).......................        -              85.5
Receivable from subsidiaries (eliminated in consolidation).....................................      871.5           174.8
Income taxes...................................................................................      155.7           166.8
Other assets...................................................................................      188.6            71.7
                                                                                                  --------        --------

          Total assets.........................................................................   $5,167.9        $2,177.7
                                                                                                  ========        ========


                                           LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
    Notes payable..............................................................................   $1,094.9       $   871.4
    Notes payable to subsidiaries (eliminated in consolidation)................................      101.6            63.4
    Other liabilities due subsidiaries (eliminated in consolidation)...........................       93.5            45.5
    Other liabilities..........................................................................      192.6            85.7
                                                                                                  --------        --------

          Total liabilities....................................................................    1,482.6         1,066.0
                                                                                                  --------        --------

Company-obligated mandatorily redeemable preferred securities of subsidiary trusts.............      600.0             -

Shareholders' equity:
    Preferred stock............................................................................      267.1           283.5
    Common stock and additional paid-in capital (no par value, 500,000,000 shares authorized, shares issued and outstanding: 1996 - 167,128,228;
       1995 - 81,031,828)......................................................................    2,029.6           157.2
    Unrealized appreciation (depreciation) of securities:
       Fixed maturity securities (net of applicable deferred income taxes:
          1996 - $21.5; 1995 - $66.8)..........................................................       39.8           112.6
       Other investments (net of applicable deferred income taxes: 1996 - $(.5);
          1995 - $.1)..........................................................................        (.9)             .1
    Retained earnings..........................................................................      749.7           558.3
                                                                                                  --------        --------

          Total shareholders' equity...........................................................    3,085.3         1,111.7
                                                                                                  --------        --------

          Total liabilities and shareholders' equity...........................................   $5,167.9        $2,177.7
                                                                                                  ========        ========



                      The accompanying note is an integral
                         part of the condensed financial
                                  information.




                         CONSECO, INC. AND SUBSIDIARIES

                                   SCHEDULE II
         Condensed Financial Information of Registrant (Parent Company)
                             Statement of Operations
              for the years ended December 31, 1996, 1995 and 1994
                              (Dollars in millions)

                                                                                               1996         1995         1994
                                                                                               ----         ----         ----
Revenues:
    Net investment income.................................................................  $    5.5     $    8.5      $    2.7
    Dividends from subsidiaries (eliminated in consolidation).............................     146.9        106.5          39.6
    Equity in earnings of unconsolidated subsidiaries.....................................       -            -            64.9
    Fee and interest income from subsidiaries (eliminated in consolidation)...............      30.9         12.9           4.3
    Restructuring income..................................................................      30.1         20.6          80.8
    Other income (losses).................................................................       1.1         (6.4)          1.4
                                                                                             -------      -------       -------

            Total revenues................................................................     214.5        142.1         193.7
                                                                                             -------      -------       -------

Expenses:
    Interest expense on notes payable.....................................................      69.2         42.6          20.6
    Interest expense to subsidiaries (eliminated in consolidation)........................       7.2          7.5           7.1
    Operating costs and expenses..........................................................      10.2         27.8          29.3
    Expenses incurred in conjunction with terminated merger...............................        -           -            35.8
                                                                                             -------      -------       -------

            Total expenses................................................................      86.6         77.9          92.8
                                                                                             -------      -------       -------

            Income before  income  taxes,  equity in  undistributed  earnings of
             subsidiaries,   distributions  on   Company-obligated   mandatorily
             redeemable preferred securities of subsidiary trusts
             and extraordinary charge.....................................................     127.9         64.2         100.9

Income tax expense (benefit)..............................................................       1.2        (93.2)          8.5
                                                                                             -------      -------       -------

            Income before equity in undistributed earnings
               of subsidiaries, distributions on Company-obligated
             mandatorily redeemable preferred securities of subsidiary trusts
             and extraordinary charge.....................................................     126.7        157.4          92.4

Equity in undistributed earnings of subsidiaries (eliminated in consolidation)............     155.8         65.1          62.0
                                                                                             -------      -------       -------

            Income before distributions on Company-obligated mandatorily redeemable
                preferred securities of subsidiary trusts and extraordinary charge........     282.5        222.5         154.4

Company-obligated mandatorily redeemable preferred securities of subsidiary trusts........       3.6          -             -
                                                                                             -------      -------       -------

            Income before extraordinary charge............................................     278.9        222.5         154.4

Extraordinary charge on extinguishment of debt, net of tax................................      26.5          2.1           4.0
                                                                                             -------      -------       -------

            Net income....................................................................     252.4        220.4         150.4

Less preferred stock dividends............................................................      27.4         18.4          18.6
                                                                                             -------      -------       -------

            Earnings applicable to common stock...........................................    $225.0       $202.0        $131.8
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




                         CONSECO, INC. AND SUBSIDIARIES

                                   SCHEDULE II

         Condensed Financial Information of Registrant (Parent Company)

                             Statement of Cash Flows
              for the years ended December 31, 1996, 1995 and 1994
                              (Dollars in millions)

                                                                                                 1996         1995          1994
                                                                                                 ----         ----          ----
Cash flows from operating activities:
    Net income...............................................................................  $  252.4       $ 220.4      $ 150.4
    Adjustments to reconcile net income to net cash
       provided by operating activities:
          Equity in undistributed earnings of consolidated subsidiaries......................    (155.8)        (65.1)       (62.0)
          Equity in undistributed earnings of equity investments ............................       -             -          (61.0)
          Restructuring income...............................................................     (30.1)        (20.6)       (80.8)
          Income taxes ......................................................................      (3.2)       (101.3)        24.5
          Extraordinary charge on extinguishment of debt.....................................      36.9           3.7          5.0
          Investment related expense.........................................................       -             -           35.8
          Other..............................................................................     (15.9)         10.8         15.3
                                                                                               --------       -------      -------

             Net cash provided by operating activities.......................................      84.3          47.9         27.2
                                                                                               --------       -------      -------

Cash flows from investing activities:
    Sales and maturities of investments......................................................      45.0         125.6         22.9
    Investments in consolidated subsidiaries.................................................    (226.1)       (556.9)         -
    Payment to affiliate.....................................................................       -             -          (58.8)
    Purchases of investments.................................................................     (66.0)        (70.8)       (51.6)
    Investment in Conseco Capital Partners II, L.P...........................................       -            (7.1)       (17.0)
    Expenses incurred in conjunction with terminated merger..................................       -            (5.5)       (30.3)
    Cash held by subsidiaries prior to acquisition...........................................      38.9          17.0          -
    Payments from subsidiaries...............................................................      36.5           -            -
    Proceeds from sale of shares of Western National
       Corporation and related transactions..................................................       -             -          811.7
                                                                                               --------       -------      -------

            Net cash provided (used) by investing activities.................................    (171.7)       (497.7)       676.9
                                                                                               --------       -------      -------

Cash flows from financing activities:
    Issuance of equity securities, net.......................................................      20.6           1.8          3.2
    Issuance of convertible preferred stock..................................................     257.7           -            -
    Issuance of Company-obligated mandatorily redeemable preferred securities
       of subsidiary trusts..................................................................     587.7           -            -
    Issuance of notes payable, net...........................................................     856.0         827.2        158.0
    Payments on notes payable................................................................  (1,467.2)       (330.0)      (378.4)
    Payments to repurchase equity securities of Conseco......................................     (21.5)        (92.4)      (357.6)
    Dividends paid ..........................................................................     (34.3)        (24.6)       (31.3)
    Dividends on stock held by subsidiaries..................................................     (38.1)        (38.7)        (4.6)
    Payments to retire preferred stock.......................................................       (.3)          -            -
    Distributions paid on Company-obligated mandatorily redeemable preferred securities
       of subsidiary trusts..................................................................      (2.9)          -            -
                                                                                               --------      --------      -------

            Net cash provided (used) by financing activities.................................     157.7         343.3       (610.7)
                                                                                               --------      --------      -------

            Net increase (decrease) in short-term investments................................      70.3        (106.5)        93.4

    Short term investments, beginning of year................................................       4.6         111.1         17.7
                                                                                               --------      --------      -------

    Short term investments, end of year......................................................  $   74.9      $    4.6      $ 111.1
                                                                                               ========      ========      =======

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




                         CONSECO, INC. AND SUBSIDIARIES

                                  SCHEDULE III

                       Supplementary Insurance Information
                              (Dollars in millions)

                                                                                                        Amortization
                                                                                                            of
                                   Cost of policies                                        Insurance    cost of policies
                                     produced and                Insurance       Net    policy benefits  produced and       Other
                                   cost of policies Insurance    policy     investment        and       cost of policies  operating
Segment                              purchased     liabilities   income       income      expenses(1)    purchased(2)    expenses(3)
-------                              ---------     -----------   ------       ------      -----------    ------------    -----------
1996
   Annuity operations............    $  858.6       $ 12,084.2  $   77.6      $  939.6     $  638.9         $  95.1       $  59.1
   Supplemental health
       operations................       990.8          1,792.3     805.9          66.6        531.7            81.2         123.5
   Life operations...............       626.5          5,112.4     393.6         280.8        397.4            41.5         108.7
   Other.........................        83.4            315.4     377.1          15.5        295.6            23.0          66.0
   Corporate.....................           -               -          -             -            -              -          112.0
                                     ---------       ---------  --------      --------     --------          ------        ------

        Total....................    $2,559.3        $19,304.3  $1,654.2      $1,302.5     $1,863.6          $240.8        $469.3
                                     ========        =========  ========      ========     ========          ======        ======

1995
   Annuity operations............    $  535.9        $10,169.1  $   68.4      $  879.9     $  595.4          $169.7        $ 53.9
   Supplemental health
       operations................       571.8            842.6     757.0          67.0        525.5            78.3         126.4
   Life operations...............       221.0          2,121.7     254.1         177.9        259.6            38.7          61.1
   Other.........................        93.0            245.0     385.5          17.8        312.4            20.8          54.5
   Corporate.....................           -                -         -             -            -               -         140.5
                                     --------        ---------  --------      --------     --------          ------        ------

        Total....................    $1,421.7        $13,378.4  $1,465.0      $1,142.6     $1,692.9          $307.5        $436.4
                                     ========        =========  ========      ========     ========          ======        ======

1994
   Annuity operations............    $  490.0        $ 6,120.3  $   31.0      $  223.0     $  164.9          $  5.7        $ 13.3
   Supplemental health
       operations................       519.3            787.1     716.7          59.0        471.9            77.4         118.9
   Life operations...............       223.8          1,418.0     168.1          90.4        155.4            15.4          32.9
   Other.........................        89.2            212.0     369.8          13.3        300.5            18.5          39.0
   Corporate.....................           -                -         -             -            -               -          88.0
                                     --------       ----------  --------      --------     --------          ------        ------

        Total....................    $1,322.3       $  8,537.4  $1,285.6        $385.7     $1,092.7          $117.0        $292.1
                                     ========       ==========  ========        ======     ========          ======        ======

(1) Includes insurance policy benefits, change in future policy benefits and interest expense on annuities and financial products.

(2)  Includes additional amortization related to gains on sales of investments.

(3) Includes interest expense on notes payable, interest expense on short-term investment borrowings, change in future policy benefits related to realized gains, amortization of goodwill and other operating costs and expenses.



                         CONSECO, INC. AND SUBSIDIARIES


                                   SCHEDULE IV

                                   Reinsurance
              for the years ended December 31, 1996, 1995 and 1994
                              (Dollars in millions)


                                                                           1996              1995             1994
                                                                           ----              ----             ----
Life insurance in force:
    Direct...........................................................   $ 98,835.5        $36,040.7         $28,002.9
    Assumed..........................................................      3,659.3            562.8              72.7
    Ceded............................................................    (22,345.3)        (2,820.3)         (2,008.0)
                                                                        ----------        ---------         ---------

            Net insurance in force...................................   $ 80,149.5        $33,783.2         $26,067.6
                                                                        ==========        =========         =========

            Percentage of assumed to net.............................          4.6%             1.7%               .3%
                                                                               ===              ===                ==

Premiums recorded as revenue for generally accepted accounting principles:
       Direct........................................................     $1,632.3         $1,422.1          $1,268.9
       Assumed.......................................................         65.8              6.1               5.1
       Ceded.........................................................       (313.8)           (72.6)            (33.4)
                                                                         ---------       ----------         ---------

            Net premiums.............................................     $1,384.3         $1,355.6          $1,240.6
                                                                          ========         ========          ========

            Percentage of assumed to net.............................          4.7%              .4%               .4%
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

 2.6 Agreement and Plan of Merger dated as of August 25, 1996, by and between the Registrant and American Travellers Corporation
                  was  filed   with  the   Commission   as  Exhibit 2.6 to  the
                  Registrant's Report on Form 8-K dated August 25, 1996, and is incorporated herein by this reference.

 2.7 Agreement and Plan of Merger dated August 25, 1996, by and among the Registrant, CAF Acquisition Company and Capitol American Financial Corporation was filed with the Commission as Exhibit 2.7 to the Registrant's Report on Form 8-K dated August 25, 1996, and is incorporated herein by this reference.

 2.8 Agreement and Plan of Merger dated as of September 25, 1996, by and between the Registrant and Transport Holdings Inc. was filed with the Commission as Exhibit 2.8 to the Registrant's Report on Form 8-K dated September 25, 1996, and is incorporated herein by this reference.

 2.8.1 First Amendment to Agreement and Plan of Merger dated as of November 7, 1996, by and between the Registrant and Transport Holdings Inc. was filed with the Commission as Exhibit 2.8.1 to its Registration Statement on Form S-4, No. 333-14377 and is incorporated herein by this reference.

 2.9 Agreement and Plan of Merger dated as of December 15, 1996, by and among the Registrant, Rock Acquisition Company and Pioneer Financial Services, Inc. was filed with the Commission as
                  Exhibit 2.9 to the Registrant's Report on Form 8-K dated December 15, 1996, and is incorporated herein by this reference.


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

Exhibit
  No.                                   Document

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

 4.13 Indenture dated as of December 15, 1994, between CCP Insurance, Inc., and LTCB Trust Company, as Trustee, for the $200,000,000 aggregate principal amount of 10 1/2% Senior Notes due 2004 was filed with the Commission as Exhibit 4.13 to the Registrant's Annual Report on Form 10-K for 1995, and is incorporated herein by this reference.


 4.13.1 First Supplemental Indenture between Conseco, Inc., as Issuer, and LTCB Trust Company as Trustee, dated as of August 31, 1995, was filed with the Commission as Exhibit 4.13.1 to the Registrant's Report on Form 10-Q for the quarter ended September 30, 1995, and is incorporated herein by this reference.

4.14 Credit Agreement among the Registrant, Bank of America National Trust and Savings Association, First Union National Bank of North Carolina and Nationsbank, N.A. dated November 22, 1996, was filed with the Commission as Exhibit 4.17 to the Registrant's Report on Form 8-K dated December 17, 1996, and is incorporated herein by this reference.

 4.17.1 Subordinated Indenture, dated as of November 14, 1996, between the Registrant and Fleet National Bank, as Trustee, was filed with the Commission as Exhibit 4.17.1 to the Registrant's Report on Form 8-K dated November 19, 1996, and is incorporated herein by this reference.

 4.17.2 First Supplemental Indenture, dated as of November 14, 1996, between the Registrant and Fleet National Bank, as Trustee, was filed with the Commission as Exhibit 4.17.2 to the Registrant's Report on Form 8-K dated November 19, 1996, and is incorporated herein by this reference.

 4.17.3 9.16% Subordinated Deferrable Interest Debenture due 2006 was filed with the Commission as Exhibit 4.17.3 to the Registrant's Report on Form 8-K dated November 19, 1996, and is incorporated herein by this reference.

 4.17.4 Second Supplemental Indenture, dated as of November 22, 1996, between Conseco, Inc. and Fleet National Bank, as Trustee was filed with the Commission as Exhibit 4.17.1 to the Registrant's Report on Form 8-K dated November 27, 1996, and is incorporated herein by this reference.

 4.17.5 8.70% Subordinated Deferrable Interest Debenture due 2026 was filed with the Commission as Exhibit 4.17.4 to the Registrant's Report on Form 8-K dated November 27, 1996, and is incorporated herein by this reference.


 4.18.1 Amended and Restated Declaration of Trust of Conseco Financing Trust I, dated as of November 14, 1996, among Conseco, Inc., as sponsor, the Trustees named therein and the holders from time to time of undivided beneficial interests in the assets of Conseco Financing Trust I was filed with the Commission as Exhibit 4.18.1 to the Registrant's Report on Form 8-K dated November 19, 1996, and is incorporated herein by this reference.

 4.18.2 Global Certificate for Preferred Security of Conseco Financing Trust I was filed with the Commission as Exhibit 4.18.2 to the Registrant's Report on Form 8-K dated November 19, 1996, and is incorporated herein by this reference.

 4.18.3 Preferred Securities Guarantee Agreement, dated as of November 19, 1996, between the Registrant and Fleet National Bank was filed with the Commission as Exhibit 4.18.3 to the Registrant's Report on Form 8-K dated November 19, 1996, and is incorporated herein by this reference.

Exhibit
  No.                                   Document


 4.19.1 Amended and Restated Declaration of Trust of Conseco Financing Trust II, dated as of November 22, 1996, among Conseco, Inc., as sponsor, the Trustees named therein and the holders from time to time of undivided beneficial interests in the assets of Conseco Financing Trust II was filed with the Commission as
                  Exhibit 4.19.1 to the Registrant's Report on Form 8-K dated November 27, 1996, and is incorporated herein by this reference.

 4.19.2 Global Certificate for Preferred Security of Conseco Financing Trust II was filed with the Commission as Exhibit 4.19.2 to the Registrant's Report on Form 8-K dated November 27, 1996, and is incorporated herein by this reference.

 4.19.3 Preferred Securities Guarantee Agreement, dated as of November 27, 1996, between Conseco, Inc. and Fleet National Bank was filed with the Commission as Exhibit 4.19.3 to the Registrant's Report on Form 8-K dated November 27, 1996, and is incorporated herein by this reference.

 4.20 Indenture relating to the 6.5% Convertible Subordinated Debentures due October 1, 2005 issued by American Travellers Corporation was filed with the Commission as Exhibit 4(c) to the Annual Report on Form 10-K of American Travellers Corporation for the year ended December 31, 1995, and is incorporated herein by this reference.

*4.20.1 First Supplemental Indenture between the Registrant and Firstar Bank of Minnesota, N.A. Trustee, as Trustee, relating to the 6.5% Convertible Subordinated Debentures due October 1, 2005.

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

*10.1.3(a)        Amendment No. 1 to Employment Agreement between the Registrant and Rollin M. Dick.

 10.1.4           Employment   Agreement   dated  July  1,  1991,   between  the
                  Registrant and Donald F. Gongaware was filed with the Commission as Exhibit 10.1.4 to the Registrant's Report on Form 10-Q for the quarter ended June 30, 1991, and is incorporated herein by this reference.

*10.1.4(a)        Amendment No. 1 to Employment Agreement between the Registrant and Donald F. Gongaware.


 10.1.5 Employment Agreement dated July 1, 1991, between the Registrant and Lawrence W. Inlow was filed with the Commission as Exhibit 10.1.5 to the Registrant's Report on Form 10-Q for the quarter ended June 30, 1991, and is incorporated herein by this reference.

*10.1.5(a)        Amendment No. 1 to Employment Agreement between the Registrant and Lawrence W. Inlow.

*10.1.9           Unsecured Promissory Note of Stephen C. Hilbert  dated May 13,
                  1996.

 10.1.10 Employment Agreement dated August 17, 1992, between the Registrant and Ngaire E. Cuneo was filed with the Commission as Exhibit 10.1.10 to the Registrant's Report on Form 10-Q for the quarter ended September 30, 1992, and is incorporated herein by this reference.

Exhibit
  No.                                   Document


*10.1.10(a)       Amendment No. 1 to Employment Agreement between the Registrant and Ngaire E. Cuneo.

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

 10.8.10 Amendment Number 2 to the Amended and Restated Conseco Stock Bonus and Deferred Compensation Program was filed with the Commission as Exhibit 10.8.10 to the Registrant's Annual Report on Form 10-K for 1995 and is incorporated herein by reference.

 10.8.11 Director, Executive and Senior Officer Stock Purchase Plan was filed with the Commission as Exhibit 10.8.11 to the Registrant's Report on Form 10-Q for the quarter ended June 30, 1996, and is incorporated herein by this reference.

 10.8.12 Guaranty regarding Director, Executive and Senior Officer Stock Purchase Plan was filed with the Commission as Exhibit
                  10.8.12 to the Registrant's Report on Form 10-Q for the quarter ended June 30, 1996, and is incorporated herein by this reference.

 10.8.13 Form of Promissory Note payable to the Registrant relating to the Registrant's Director, Executive and Senior Officer Stock Purchase Plan was filed with the Commission as Exhibit 10.8.13 to the Registrant's Report on Form 10-Q for the quarter ended September 30, 1996, and is incorporated herein by this reference.

 10.23 Aircraft Lease Agreement dated December 22, 1988, between General Electrical Capital Corporation and Conseco Investment Holding Company was filed with the Commission as Exhibit 10.23 to the Registrant's Annual Report on Form 10-K for 1988, and is incorporated herein by this reference.

Exhibit
  No.                                   Document

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

 10.39 Underwriting Agreement and Pricing Agreement for 11,000,000 Preferred Securities of Conseco Financing Trust I dated November 14, 1996 were filed with the Commission as Exhibits 1.1 and 1.2 to the Registrant's Report on Form 8-K dated November 19, 1996, and are incorporated herein by this reference.

 10.40 Underwriting Agreement and Pricing Agreement for 325,000 Preferred Securities of Conseco Financing Trust II dated November 22, 1996 were filed with the Commission as Exhibits
                  1.1  and  1.2  to  the  Registrant's Report  on Form 8-K dated
                  November 27, 1996, and are incorporated herein by this reference.

*11.1             Computation of Earnings Per Share - Primary.

*11.2             Computation of Earnings Per Share - Fully Diluted.

*12.1             Computation  of   Ratio  of  Earnings  to  Fixed  Charges  and
                  Preferred Dividends.

*21               List of Subsidiaries.

Exhibit
  No.                                   Document

*23               Consent of Independent Accountants.

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

                  *Filed herewith

Compensation Plans and Arrangements

 10.1.2 Employment Agreement dated January 1, 1987, between the Registrant and Stephen C. Hilbert.

 10.1.3           Employment  Agreement   dated  July  1,  1991,   between   the
                  Registrant and Rollin M. Dick.

 *10.1.3(a)       Amendment No. 1 to Employment Agreement between the Registrant and Rollin M. Dick.

 10.1.4           Employment  Agreement   dated  July  1,  1991,   between   the
                  Registrant and Donald F. Gongaware.

*10.1.4(a)        Amendment No. 1 to Employment Agreement between the Registrant and Donald F. Gongaware.

 10.1.5           Employment  Agreement   dated  July  1,  1991,   between   the
                  Registrant and Lawrence W. Inlow.

*10.1.5(a)        Amendment No. 1 to Employment Agreement between the Registrant and Lawrence W. Inlow.

*10.1.9           Unsecured  Promissory  Note  of  Stephen C.  Hilbert.

 10.1.10          Employment  Agreement   dated  August 17,  1992,  between  the
                  Registrant and Ngaire E. Cuneo.

*10.1.10(a)       Amendment No. 1 to Employment Agreement between the Registrant and Ngaire E. Cuneo.

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

 10.8.6           Conseco  Performance -  Based  Compensation  Bonus   Plan  for
                  Executive Vice Presidents.

 10.8.7           Conseco, Inc. Amended and Restated Deferred Compensation Plan.

 10.8.8 Amendment to the Amended and Restated Conseco Stock Bonus and Deferred Compensation Program.

 10.8.9           Conseco 1994 Stock and Incentive Plan.

 10.8.10 Amendment No. 2 to the Amended and Restated Stock Bonus and Deferred Compensation Program.

 10.8.11          Director, Executive and Senior Officer Stock Purchase Plan.

 10.8.12 Guaranty regarding Director, Executive and Senior Officer Stock Purchase Plan.


 10.8.13 Form of Promissory Note Payable to the Registrant relating to the Registrant's Director, Executive and Senior Officer Stock Purchase Plan.