Form 10-Q
period 1997-03-31
CONSECO INC ET AL
filed 1997-05-15
CIK 719241

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1997

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the transition period from ____ to ____

                          Commission File Number 1-9250


                                  Conseco, Inc.

         Indiana                                         No. 35-1468632
   ----------------------                         -----------------------------
   State of Incorporation                        IRS Employer Identification No.


     11825 N. Pennsylvania Street
       Carmel, Indiana  46032                            (317) 817-6100
   -------------------------------                       --------------
Address of principal executive offices                      Telephone


    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [ X ] No [ ]



    Shares of common stock outstanding as of May 1, 1997: 179,319,865



                                                   PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                                                   CONSECO, INC. AND SUBSIDIARIES

                                                     CONSOLIDATED BALANCE SHEET
                                                        (Dollars in millions)

                                                               ASSETS



                                                                                                      March 31,    December 31,
                                                                                                        1997           1996
                                                                                                        ----           ----
                                                                                                     (unaudited)     (audited)
Investments:
   Actively managed fixed maturities at fair value (amortized cost:
     1997 - $17,959.0; 1996 - $17,203.3)..........................................................   $17,623.5     $17,307.1
   Equity securities at fair value (cost: 1997 - $150.6; 1996 - $97.6)............................       147.8          99.7
   Mortgage loans.................................................................................       334.4         356.0
   Credit-tenant loans............................................................................       491.2         447.1
   Policy loans...................................................................................       539.7         542.4
   Other invested assets .........................................................................       270.2         259.6
   Short-term investments.........................................................................       310.9         281.6
   Assets held in separate accounts...............................................................       334.0         337.6
                                                                                                     ---------     ---------

       Total investments..........................................................................    20,051.7      19,631.1

Accrued investment income.........................................................................       310.6         296.9
Cost of policies purchased........................................................................     2,470.1       2,015.0
Cost of policies produced.........................................................................       657.6         544.3
Reinsurance receivables...........................................................................       537.7         504.2
Income tax assets.................................................................................       151.2           8.8
Goodwill (net of accumulated amortization: 1997 - $101.8; 1996 - $83.2)...........................     2,835.2       2,200.8
Property and equipment (net of accumulated depreciation: 1997 - $72.9; 1996 - $69.7) .............       119.9         110.5
Securities segregated for future redemption of  redeemable preferred stock of a subsidiary........        46.4          45.6
Other assets......................................................................................       296.8         255.5
                                                                                                     ---------     ---------

       Total assets...............................................................................   $27,477.2     $25,612.7
                                                                                                     =========     =========










                                                      (continued on next page)







               The accompanying notes are an integral part of the
                       consolidated financial statements.

                                                                 2




                                                   CONSECO, INC. AND SUBSIDIARIES

                                                CONSOLIDATED BALANCE SHEET, continued
                                                        (Dollars in millions)

                                                LIABILITIES AND SHAREHOLDERS' EQUITY




                                                                                                      March 31,    December 31,
                                                                                                        1997           1996
                                                                                                        ----           ----
                                                                                                     (unaudited)     (audited)
Liabilities:
   Insurance liabilities:
     Interest sensitive products..................................................................   $14,814.8      $14,795.5
     Traditional products.........................................................................     4,370.9        3,180.1
     Claims payable and other policyholder funds..................................................     1,108.3        1,056.3
     Unearned premiums............................................................................       347.8          272.4
   Investment borrowings..........................................................................       318.3          383.4
   Other liabilities..............................................................................       666.6          709.5
   Liabilities related to separate accounts ......................................................       334.0          337.6
   Notes payable..................................................................................     1,268.1        1,094.9
                                                                                                     ---------      ---------


         Total liabilities........................................................................    23,228.8       21,829.7
                                                                                                     ---------      ---------

Minority interest:
   Company-obligated mandatorily redeemable preferred securities
     of subsidiary trusts.........................................................................       900.0          600.0
   Mandatorily redeemable preferred stock of subsidiary...........................................        72.6           97.0
   Common stock of subsidiary.....................................................................          .7             .7

Shareholders' equity:
   Preferred stock................................................................................       133.1          267.1
   Common stock and additional paid-in capital (no par value, 500,000,000 shares authorized, shares issued and outstanding: 1997 - 183,245,130;
     1996 - 167,128,228)..........................................................................     2,427.9        2,029.6
   Unrealized appreciation (depreciation) of securities:
     Fixed maturity securities (net of applicable deferred income taxes:
       1997 - $(67.2); 1996 - $21.5)..............................................................      (124.8)          39.8
     Other investments (net of applicable deferred income taxes:
       1997 - $(1.0); 1996 - $(.5))...............................................................        (1.9)           (.9)
   Retained earnings..............................................................................       840.8          749.7
                                                                                                     ---------      ---------

         Total shareholders' equity...............................................................     3,275.1        3,085.3
                                                                                                     ---------      ---------

         Total liabilities and shareholders' equity...............................................   $27,477.2      $25,612.7
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

                                                                 3




                                                   CONSECO, INC. AND SUBSIDIARIES

                                                CONSOLIDATED STATEMENT OF OPERATIONS
                                                        (Dollars in millions)
                                                             (unaudited)

                                                                                                  Three months ended
                                                                                                       March 31,
                                                                                                 -------------------
                                                                                                 1997           1996
                                                                                                 ----           ----
Revenues:
   Insurance policy income:
     Traditional products....................................................................  $  566.2        $342.8
     Interest sensitive products.............................................................     103.9          27.0
   Net investment income.....................................................................     409.2         273.7
   Net investment gains......................................................................       5.1           5.9
   Fee revenue and other income..............................................................      14.6          12.0
   Restructuring income......................................................................        -           30.4
                                                                                               --------       -------

       Total revenues........................................................................   1,099.0         691.8
                                                                                               --------       -------

Benefits and expenses:
   Insurance policy benefits.................................................................     413.7         274.7
   Change in future policy benefits..........................................................      41.6           9.2
   Interest expense on annuities and financial products......................................     189.9         139.1
   Interest expense on notes payable.........................................................      25.8          28.4
   Interest expense on short-term investment borrowings......................................       2.8           3.7
   Amortization related to operations........................................................     103.6          44.6
   Amortization related to investment gains..................................................      11.8           9.1
   Other operating costs and expenses........................................................     114.4          62.8
                                                                                               --------       -------

       Total benefits and expenses...........................................................     903.6         571.6
                                                                                               --------       -------

       Income before income taxes, minority interest and extraordinary charge ...............     195.4         120.2

Income tax expense...........................................................................      70.6          44.9
                                                                                               --------       -------

       Income before minority interest and extraordinary charge .............................     124.8          75.3

Minority interest:
   Distributions on Company-obligated mandatorily redeemable preferred
     securities of subsidiary trusts.........................................................       8.7           -
   Dividends on preferred stock of subsidiaries..............................................       1.3           2.6
   Equity in earnings of subsidiaries........................................................        -            9.0
                                                                                               --------       -------

       Income before extraordinary charge ...................................................     114.8          63.7

Extraordinary charge on extinguishment of debt, net of taxes and minority interest...........       3.3          17.4
                                                                                               --------       -------

       Net income............................................................................     111.5          46.3

Less amounts applicable to preferred stock:
   Charge related to induced conversions.....................................................      12.3           -
   Preferred stock dividends.................................................................       2.3           8.1
                                                                                               --------       -------

       Net income applicable to common stock.................................................  $   96.9       $  38.2
                                                                                               ========       =======

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




                                                   CONSECO, INC. AND SUBSIDIARIES

                                           CONSOLIDATED STATEMENT OF OPERATIONS, continued
                                            (Dollars in millions, except per share data)
                                                             (unaudited)

                                                                                                   Three months ended
                                                                                                        March 31,
                                                                                                  --------------------
                                                                                                  1997            1996
                                                                                                  ----            ----

Earnings per common share and common equivalent share:
   Primary:
     Weighted average shares outstanding....................................................... 203,620,400    99,367,100
     Income before extraordinary charge........................................................        $.51          $.59
     Extraordinary charge......................................................................         .02           .17
                                                                                                      -----         -----

       Net income..............................................................................        $.49          $.42
                                                                                                       ====          ====

   Fully diluted:
     Weighted average shares outstanding....................................................... 203,620,400   118,281,000
     Income before extraordinary charge........................................................        $.51          $.54
     Extraordinary charge......................................................................         .02           .15
                                                                                                       ----          ----

       Net income..............................................................................        $.49          $.39
                                                                                                       ====          ====







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

                                                                 5




                                                   CONSECO, INC. AND SUBSIDIARIES

                                           CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                                        (Dollars in millions)
                                                             (unaudited)

                                                                                                Three months ended
                                                                                                    March 31,
                                                                                               ------------------
                                                                                               1997          1996
                                                                                               ----          ----

Preferred stock:
   Balance, beginning of period...........................................................   $  267.1     $  283.5
     Issuance of convertible preferred stock..............................................        -          267.1
     Conversion of preferred stock into common shares.....................................     (134.0)          -
                                                                                             --------     --------

   Balance, end of period.................................................................   $  133.1     $  550.6
                                                                                             ========     ========

Common stock and additional paid-in capital:
   Balance, beginning of period...........................................................   $2,029.6     $  157.2
     Amounts related to stock options and employee benefit plans..........................       11.2          7.4
     Tax benefit related to issuance of shares under employee benefit plans...............         .5         15.3
     Conversion of convertible debentures into common shares..............................      142.1          -
     Issuance of shares in merger with Capitol American Financial Corporation.............      115.7          -
     Conversion of preferred stock into common shares.....................................      134.0          -
     Cost of issuance of preferred stock..................................................       (3.3)        (8.5)
     Cost of shares acquired charged to common stock and additional paid-in capital.......        -           (3.1)
     Other................................................................................       (1.9)         -
                                                                                             --------     --------

   Balance, end of period.................................................................   $2,427.9     $  168.3
                                                                                             ========     ========

Unrealized appreciation (depreciation) of securities:
   Fixed maturity securities:
     Balance, beginning of period.........................................................   $   39.8    $   112.6
       Change in unrealized appreciation (depreciation)...................................     (164.6)      (129.0)
                                                                                             --------    ---------

     Balance, end of period...............................................................   $ (124.8)   $   (16.4)
                                                                                             ========    =========

   Other investments:
     Balance, beginning of period.........................................................   $    (.9)   $      .1
       Change in unrealized appreciation (depreciation)...................................       (1.0)         (.6)
                                                                                             --------    ---------

     Balance, end of period...............................................................   $   (1.9)   $     (.5)
                                                                                             ========    =========

Retained earnings:
   Balance, beginning of period...........................................................   $  749.7    $   558.3
     Net income ..........................................................................      111.5         46.3
     Cost of shares acquired charged to retained earnings.................................        -          (22.9)
     Amounts applicable to preferred stock:
       Charge related to induced conversion of convertible preferred stock................      (12.3)          -
       Dividends on preferred stock.......................................................       (2.3)        (8.1)
     Dividends on common stock............................................................       (5.8)         (.8)
                                                                                             ---------   ---------

   Balance, end of period.................................................................   $  840.8    $   572.8
                                                                                             ========    =========

       Total shareholders' equity.........................................................   $3,275.1     $1,274.8
                                                                                             ========     ========



               The accompanying notes are an integral part of the
                       consolidated financial statements.





                                                   CONSECO, INC. AND SUBSIDIARIES

                                                CONSOLIDATED STATEMENT OF CASH FLOWS
                                                        (Dollars in millions)
                                                             (unaudited)
                                                                                                       Three months ended
                                                                                                            March 31,
                                                                                                       ------------------
                                                                                                       1997          1996
                                                                                                       ----          ----

Cash flows from operating activities:
   Net income....................................................................................  $   111.5     $     46.3
   Adjustments to reconcile net income to net cash provided by operating activities:
     Amortization and depreciation...............................................................      118.6           56.0
     Income taxes................................................................................       58.3            1.0
     Insurance liabilities.......................................................................       (7.4)          21.3
     Interest credited to insurance liabilities..................................................      189.9          139.1
     Fees charged to insurance liabilities.......................................................     (103.7)         (25.8)
     Accrual and amortization of investment income...............................................       (4.2)         (23.8)
     Deferral of cost of policies produced.......................................................     (109.6)         (68.0)
     Restructuring income........................................................................         -           (30.4)
     Minority interest...........................................................................         -             8.7
     Extraordinary charge on extinguishment of debt..............................................        5.1           26.7
     Net investment gains........................................................................       (5.1)          (5.9)
     Other.......................................................................................      (39.7)          20.0
                                                                                                   ---------      ---------

         Net cash provided by operating activities...............................................      213.7          165.2
                                                                                                   ---------      ---------

Cash flows from investing activities:
   Sales of investments..........................................................................    3,487.7        1,532.8
   Maturities and redemptions....................................................................      127.8          165.0
   Purchases of investments......................................................................   (3,592.0)      (1,848.5)
   Purchase of property and casualty insurance brokerage businesses..............................         -           (12.0)
   Purchase of mandatorily redeemable preferred stock of subsidiary..............................      (27.6)            -
   Repurchase of equity securities by Bankers Life Holding Corporation...........................         -           (27.7)
   Acquisition of Capitol American Financial Corporation, net of cash held at date of merger.....     (522.1)            -
   Other ........................................................................................      (27.6)         (19.1)
                                                                                                   ---------       --------

         Net cash used by investing activities ..................................................     (553.8)        (209.5)
                                                                                                   ---------       --------

Cash flows from financing activities:
   Issuance of Company-obligated mandatorily redeemable preferred stock of subsidiary trusts.....      296.7             -
   Issuance of shares related to stock options and employee benefit plans  ......................        9.8             .9
   Issuance of convertible preferred stock.......................................................         -           258.6
   Issuance of notes payable.....................................................................      745.8          391.1
   Payments on notes payable.....................................................................     (548.7)        (638.2)
   Payments to repurchase equity securities of Conseco...........................................         -           (21.5)
   Investment borrowings.........................................................................      (65.1)         (13.0)
   Deposits to insurance liabilities.............................................................      456.8          381.2
   Withdrawals from insurance liabilities........................................................     (504.9)        (393.0)
   Charge related to induced conversion of convertible preferred stock...........................      (12.3)            -
   Dividends paid ...............................................................................       (8.7)          (5.9)
                                                                                                   ---------       --------

         Net cash provided (used) by financing activities........................................      369.4          (39.8)
                                                                                                   ---------       --------

         Net increase (decrease) in short-term investments.......................................       29.3          (84.1)

Short-term investments, beginning of period......................................................      281.6          189.9
                                                                                                   ---------       --------

Short-term investments, end of period............................................................  $   310.9       $  105.8
                                                                                                   =========       ========






               The accompanying notes are an integral part of the
                       consolidated financial statements.

                         CONSECO, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


    The following notes should be read in conjunction with the notes to consolidated financial statements included in the 1996 Form 10-K of Conseco, Inc. ("We", "Conseco" or the "Company").

    BASIS OF PRESENTATION

    Our unaudited consolidated financial statements as of and for the periods ended March 31, 1997 and 1996, reflect all adjustments, consisting only of normal recurring items, which are necessary to present fairly Conseco's financial position and results of operations on a basis consistent with that of our prior audited consolidated financial statements. We have reclassified certain amounts from the prior period to conform to the 1997 presentation. We have restated all share and per share amounts for the February 11, 1997, and April 1, 1996 two-for-one stock splits.

    In preparing financial statements in conformity with generally accepted accounting principles ("GAAP"), we are required to make estimates and assumptions that significantly affect various reported amounts. For example, we use significant estimates and assumptions in calculating the cost of policies produced, the cost of policies purchased, goodwill, insurance liabilities, liabilities related to litigation, guaranty fund assessment accruals and deferred income taxes. If our future experience differs materially from these estimates and assumptions, our financial statements could be affected.

    Consolidation issues. Conseco's ownership of Bankers Life Holding Corporation ("BLH") was 88 percent at December 31, 1995, and increased to 90.5 percent at March 31, 1996, as a result of share repurchases by BLH. On December 31, 1996, we completed the purchase of BLH common shares we did not already own in a transaction pursuant to which BLH merged with a wholly owned subsidiary of Conseco (the "BLH Merger"). The accounts of BLH are consolidated with Conseco's accounts for all periods in the accompanying consolidated financial statements.

    The assets and liabilities of BLH included in Conseco's consolidated balance sheet represent the following combination of values: (i) the portion of BLH's net assets acquired by Conseco in the November 1992 acquisition made by Conseco Capital Partners, L.P. is valued as of that acquisition date; (ii) the portion of BLH's net assets acquired in 1993, 1995 and the first quarter of 1996 is valued as of the dates of their purchase; and (iii) the portion of BLH's net assets acquired in the BLH Merger is valued as of December 31, 1996.

    Conseco Capital Partners II, L.P. ("Partnership II"), Conseco's second investment partnership, acquired American Life Holdings, Inc. ("ALH") on September 29, 1994. Because Conseco was the sole general partner of Partnership II, Conseco controlled Partnership II and ALH even though our ownership interest was less than 50 percent. Because of this control, Conseco's consolidated financial statements were required to include the accounts of ALH. Immediately after the acquisition of ALH, Conseco, through its direct investment and through its equity interests in the investments made by BLH, CCP and WNC, had approximately a 27 percent ownership interest in ALH. Conseco's ownership interest in ALH increased to 36 percent in 1995.

    On September 30, 1996, we purchased all of the common shares of ALH we did not previously own from Partnership II for $165.0 million in cash (the "ALH Stock Purchase") and Partnership II was terminated. We were required to use step-basis accounting when we acquired the shares of ALH common stock in the ALH Stock Purchase and for our previous acquisitions. As a result, the assets and liabilities of ALH included in Conseco's consolidated balance sheet represent the following combination of values: (i) the portion of ALH's net assets acquired by Conseco in the initial acquisition of ALH made by Partnership II is valued as of September 29, 1994; (ii) the portion of ALH's net assets acquired on November 30, 1995 is valued as of that date; and (iii) the portion of ALH's net assets acquired in the ALH Stock Purchase is valued as of September 30, 1996.

    On August 2, 1996, we completed the acquisition (the "LPG Merger") of Life Partners Group, Inc. ("LPG") and LPG became a wholly owned subsidiary of Conseco. On December 17, 1996, we completed the acquisition (the "ATC Merger") of American Travellers Corporation ("ATC") and ATC was merged with and into Conseco, with Conseco being the surviving corporation. On December 23, 1996, we completed the acquisition (the "THI Merger") of Transport Holdings Inc. ("THI") and THI was merged with and into Conseco with Conseco being the surviving corporation. On March 4, 1997, we completed the acquisition (the "CAF Merger") of Capitol American Financial Corporation ("CAF") and CAF became a wholly owned subsidiary of Conseco. The accounts of LPG are consolidated with Conseco effective July 1, 1996; the accounts of ATC and THI are consolidated effective December 31, 1996; and the accounts of CAF are consolidated effective January 1, 1997.

                         CONSECO, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


    ADJUSTMENT TO ACTIVELY MANAGED FIXED MATURITY SECURITIES

    We classify fixed maturity securities into three categories: "actively managed" (which are carried at estimated fair value), "trading account" (which are carried at estimated fair value) and "held to maturity" (which are carried at amortized cost). We did not classify any fixed maturity securities in the held to maturity or trading categories at March 31, 1997.

    Adjustments to carry actively managed fixed maturity securities at fair value have no effect on our earnings. We record them, net of tax and other adjustments, as an adjustment to shareholders' equity. The components of the balance sheet caption "unrealized appreciation (depreciation) of fixed maturity securities, net" in shareholders' equity at March 31, 1997 and December 31, 1996 are as follows:

                                                           March 31, 1997                         December 31, 1996
                                               -------------------------------------    -----------------------------------
                                                              Effect of                              Effect of
                                                             fair value     Carrying                fair value    Carrying
                                                Cost basis   adjustments      value    Cost basis   adjustments     value
                                                ----------   -----------      -----    ----------   -----------     -----
                                                                            (Dollars in millions)
Actively managed fixed maturity
    securities...............................   $17,959.0   $(335.5)        $17,623.5   $17,203.3      $103.8     $17,307.1
Other balance sheet items:
    Cost of policies purchased...............     2,360.5     109.6           2,470.1     2,059.2       (44.2)      2,015.0
    Cost of policies produced................       623.7      33.9             657.6       542.6         1.7         544.3
    Income tax assets........................        84.0      67.2             151.2        30.3       (21.5)          8.8
                                                            -------                                    ------

    Unrealized appreciation (depreciation)
       of fixed maturity securities, net.....               $(124.8)                                   $ 39.8
                                                            =======                                    ======

    DERIVATIVE FINANCIAL INSTRUMENTS

    The Company's use of derivative financial instruments is primarily limited to S&P 500 Index Options. We buy these options in order to offset changes in policyholder liabilities resulting from certain policy benefits tied to the S&P 500 Index. We buy these options at the time we issue the related annuity contracts, with similar maturity dates and benefit features that fluctuate as the value of the options change. Accordingly, changes in the value of the options are offset by changes to policyholder liabilities; such changes are reflected in the consolidated statement of operations. The credit risk associated with these options is considered low because such options are purchased from strong, creditworthy parties. Both the carrying value and fair value of these contracts were $9.9 million at March 31, 1997. Such instruments are classified as other invested assets.

    ACQUISITION OF CAPITOL AMERICAN FINANCIAL CORPORATION

    On March 4, 1997, we completed the CAF Merger. Each outstanding share of CAF common stock was exchanged for the right to receive $30.75 in cash plus 0.1647 of a share of Conseco common stock. We paid $549.3 million (including acquisition expenses of $10.7 million) in cash and issued 3.0 million shares of Conseco common stock (including .1 million common equivalent shares issued in exchange for CAF's outstanding options) with a value of approximately $115.7 million. We also assumed a note payable of CAF of $31.0 million, which was repaid at the date of the CAF Merger.

    CAF, through its insurance subsidiaries, underwrites, markets and distributes individual and group supplemental health and accident insurance. CAF's principal insurance subsidiary is Capitol American Life Insurance Company ("CALI"), an Arizona domiciled insurance company. CALI is licensed to sell its products in 47 states, the District of Columbia, Puerto Rico and the U.S. Virgin Islands, and markets its products through a sales force consisting of independent agents, agent organizations and brokers.

    We accounted for the CAF Merger under the purchase method of accounting effective January 1, 1997. Under this method, we allocated the cost to acquire CAF to the assets and liabilities acquired based on their fair values as of January 1, 1997, and recorded the excess of the total purchase cost over the fair value of the liabilities we assumed as goodwill.

                         CONSECO, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


    We allocated the total purchase cost to the assets and liabilities acquired based on a preliminary determination of their fair values. We may adjust this allocation when we make a final determination of such values. We don't expect any adjustment to be material, however.

    The following summarizes the effects of the CAF Merger on the consolidated balance sheet and consolidated statement of cash flows as of the effective date of the CAF Merger (dollars in millions):

              Fixed maturities..........................................................................  $825.1
              Other investments.........................................................................     9.4
              Accrued investment income.................................................................     8.6
              Cost of policies purchased................................................................   400.1
              Goodwill..................................................................................   371.4
              Income taxes..............................................................................   (59.8)
              Insurance liabilities.....................................................................  (874.5)
              Notes payable.............................................................................   (31.0)
              Common stock and additional paid-in capital...............................................  (115.7)
              Other ....................................................................................   (11.5)
                                                                                                          ------
                    Cash used (net of $27.2 million cash held by CAF at date of the CAF Merger).........  $522.1
                                                                                                          ======

    CHANGES IN NOTES PAYABLE

    Notes payable of the Company were as follows:

                                                                                         March 31,   December 31,
                                                                     Interest rate         1997          1996
                                                                     -------------         ----          ----
                                                                                          (Dollars in millions)
Borrowings under revolving credit agreements.........................  5.98% (1)        $  780.0        $  465.0
Senior notes due 2003................................................ 8.125%               170.0           170.0
Senior notes due 2004................................................  10.5%               200.0           200.0
Subordinated notes due 2004.......................................... 11.25%                22.0            98.1
Convertible subordinated debentures due 2005.........................   6.5%                41.8           102.8
Other................................................................Various                44.5            45.2
                                                                                        --------        --------

     Total principal amount..........................................                    1,258.3         1,081.1

Unamortized net premium..............................................                        9.8            13.8
                                                                                        --------        --------

     Total...........................................................                   $1,268.1        $1,094.9
                                                                                        ========        ========

(1)    Current weighted average rate at March 31, 1997.

    First quarter 1997 changes in notes payable

    In the first quarter of 1997, we repurchased  $76.1 million par value of the
11.25 percent senior subordinated notes due 2004 for $87.7 million. We recognized an extraordinary charge of $3.3 million (net of a $1.8 million tax benefit) as a result of such repurchases.

    During the first quarter of 1997, $61.0 million par value of convertible subordinated debentures due 2005 were converted into 4.7 million shares of Conseco common stock. Such convertible debentures were acquired in conjunction with the ATC Merger. We paid $4.2 million to induce the holders to convert such convertible subordinated debentures. The charge recognized as a result of the inducement payment was not significant since such amount approximated amounts reflected in the fair value of the debentures at the

                         CONSECO, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


ATC Merger date. At March 31, 1997, the value of the remaining convertible debentures in excess of the principal balance (the value attributable to the conversion feature) of $58.9 million is included in other liabilities.

    First quarter 1996 changes in notes payable

    In January 1996, we repaid $245.0 million principal amount of borrowings under a credit agreement using the proceeds of the sale of convertible preferred stock. As a result of the prepayment and amendments to the credit agreement (including substantive modifications of the maturity date and interest rate terms), we recognized an extraordinary charge of $9.3 million (net of a $5.0 million tax benefit) representing the unamortized debt issuance costs related to the prior agreement.

    In March 1996, BLH completed a tender offer pursuant to which it repurchased $148.3 million principal balance of its 13 percent senior subordinated notes for $173.2 million. The repurchased notes had a carrying value of $157.8 million. In the first quarter of 1996, we recognized an extraordinary charge of $8.1 million (net of a $4.3 million tax benefit) representing the unamortized debt issuance costs related to the prior agreement.

    CHANGES IN PREFERRED STOCK

    During the first quarter of 1997, 2,192,000 shares of Preferred Redeemable Increased Dividend Equity Securities Convertible Preferred Stock ("PRIDES") were converted by holders of such shares into 7.5 million shares of common stock. We paid $12.3 million to induce the holders to convert the PRIDES. Such payment is reflected in the consolidated financial statements as a dividend paid to such holders.

    CHANGES IN COMMON STOCK

    Changes in the number of shares of common stock outstanding for the first three months of 1997 were as follows:

Balance, December 31, 1996..................................................................   167,128,228
   Stock options exercised..................................................................       890,615
   Shares issued in conjunction with the CAF Merger.........................................     2,881,597
   Common shares converted from convertible subordinated debentures.........................     4,728,223
   Common shares converted from PRIDES......................................................     7,496,982
   Shares issued under employee benefit and compensation plans..............................       119,485
                                                                                               -----------

Balance, March 31, 1997.....................................................................   183,245,130
                                                                                               ===========

    CHANGES IN MINORITY INTEREST

    Minority interest represents the interests of investors other than Conseco in its subsidiaries. Minority interest at March 31, 1997, included: (i) $900.0 million par value of Company-obligated mandatorily redeemable preferred securities of subsidiary trusts; (ii) $72.6 million interest in the mandatorily redeemable preferred stock of a subsidiary; and (iii) $.7 million interest in the common stock of a subsidiary.

    Effective March 31, 1997, Conseco Financing Trust III, a subsidiary of Conseco, issued 300,000 Capital Securities at $1,000 per security. Each Capital Security will pay cumulative cash distributions at the annual rate of 8.796 percent of the stated $1,000 liquidation amount per security payable semi-annually commencing October 1, 1997. The Capital Securities are fully and unconditionally guaranteed by us as to distributions and other payments. Conseco Financing Trust III used the proceeds of the offering to acquire an equivalent amount of 8.796% Subordinated Deferrable Interest Debentures due April 1, 2027 (the "Debentures") issued by us. We, in turn, used the net proceeds from the issuance of the Debentures of approximately $296.7 million (after underwriting and associated costs) to repay bank debt. The sole asset of Conseco Financing Trust III is the debentures. We can cause the Capital Securities to be redeemed at our option at a price equal to the greater of (i) the principal amount or
(ii) the sum of the present values of the principal amount and scheduled interest payments from the redemption date to the maturity date. The Debentures are subordinated to all of our senior indebtedness and mature on April 1, 2027.

                         CONSECO, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


    Changes in minority interest during the first three months of 1997 and 1996 are summarized below:

                                                                                                   1997          1996
                                                                                                   ----          ----
                                                                                                  (Dollars in millions)

Minority interest, beginning of period.........................................................    $697.7        $403.3
   Changes in investments made by minority shareholders:
     Issuance of Company-obligated mandatorily redeemable preferred securities of
       subsidiary trusts.......................................................................     300.0           -
     Repurchase of mandatorily redeemable preferred stock of a subsidiary......................     (24.0)          -
     Repurchase by BLH of its common stock.....................................................        -          (18.7)
   Minority  interests'  equity  in the  change  in  financial  position  of the
     Company's subsidiaries:
     Net income................................................................................      10.0          11.6
     Unrealized appreciation (depreciation) of securities .....................................       -           (94.0)
     Dividends.................................................................................     (10.0)         (2.9)
     Amortization of value in excess of par of mandatorily redeemable preferred stock
       of a subsidiary.........................................................................       (.4)          -
                                                                                                   ------        ------

Minority interest, end of period ..............................................................    $973.3        $299.3
                                                                                                   ======        ======

    DIRECTOR, EXECUTIVE AND SENIOR OFFICER STOCK PURCHASE PLAN

    The Director, Executive and Senior Officer Stock Purchase Plan is designed to encourage direct, long-term ownership of Conseco stock by Board members, executive officers and certain senior officers. Under the program, up to 8.0 million shares of Conseco common stock may be purchased in open market or negotiated transactions with independent parties. At March 31, 1997, 4.0 million shares had been purchased under the plan. Purchases are financed by personal loans to the participants from a bank. Such loans are collateralized by the Conseco stock purchased. Conseco guaranteed the loans, but has recourse to the participants if it incurs a loss under the guarantee. In addition, we provide loans to the participants for interest payments under the bank loans. At March 31, 1997, the bank loans guaranteed by Conseco totaled $83.4 million, the loans provided by Conseco for interest totaled $3.2 million and the common stock that collateralizes the loans had a fair value of $142.5 million.

    CONSOLIDATED STATEMENT OF CASH FLOWS

    The following non-cash items were not reflected in the consolidated statement of cash flows in 1997: (i) the issuance of Conseco common stock valued at $115.7 million in the CAF Merger; (ii) the issuance of Conseco common stock to employee benefit plans of $1.4 million; (iii) the tax benefit of $.5 million related to the issuance of Conseco common stock under employee benefit plans;
(iv) the conversion of $134.0 million of PRIDES into 2.2 million shares of Conseco common stock; and (v) the conversion of $61.0 million par value of convertible debentures into 4.7 million shares of Conseco common stock. The following non-cash items were not reflected in the consolidated statement of cash flows in 1996: (i) the issuance of Conseco common stock to employee benefit plans of $1.3 million; and (ii) the tax benefit of $15.3 million related to the issuance of Conseco common stock under employee benefit plans.

    PRO FORMA DATA

    The pro forma data are presented as if the following transactions had all occurred on January 1, 1996: (1) the issuance of 4.37 million shares of Conseco PRIDES in January 1996; (2) the BLH tender offer for and repurchase of its 13 percent senior subordinated notes due 2002 and related financing transactions completed in March 1996; (3) the LPG Merger; (4) the call for redemption of Conseco's Series D Convertible Preferred Stock completed September 26, 1996; (5) the ALH Stock Purchase; (6) the issuance of $275.0 million of Company-obligated mandatorily redeemable preferred securities of a subsidiary trust having a distribution rate of 9.16 percent; (7) the issuance of $325.0 million of Company-obligated mandatorily redeemable preferred securities of a subsidiary trust having a distribution rate of 8.70 percent; (8) the ATC Merger; (9) the THI Merger; (10) the BLH Merger; (11) the CAF Merger; and (12) the issuance of $300.0 million of Company-obligated mandatorily redeemable preferred securities of a subsidiary trust having a distribution rate of 8.796 percent.

                         CONSECO, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                                                 Three months ended
                                                                                                      March 31,
                                                                                               ----------------------
                                                                                               1997              1996
                                                                                               ----              ----
                                                                                                (Dollars in millions,
                                                                                                except per share data)

Revenues..................................................................................   $1,099.0          $1,085.8
Income before extraordinary charge........................................................      113.5              96.2
Income before extraordinary charge per common share:
   Primary................................................................................       $.50              $.51
   Fully diluted..........................................................................        .50               .48

    LIABILITIES RELATED TO TERMINATION AND RELOCATION OF EMPLOYEES OF ACQUIRED COMPANIES

    The Company intends to minimize the operating expenses of the companies acquired during 1996 and 1997 by centralizing their operations with those of its other companies. Accordingly, most employees of the acquired companies will either be terminated or relocated. The following estimated liabilities related to these terminations and relocations were included in the costs to acquire these companies: $8.2 million, with respect to LPG; $3.3 million, with respect to ALH; $5.2 million, with respect to ATC; $7.8 million, with respect to THI; and $11.1 million with respect to CAF. Through March 31, 1997, the plans with respect to LPG and ALH have been completed and the amounts established as a liability for such plans, consisting primarily of employee severance benefits, have been paid. There have been no significant adjustments to the estimated liabilities established for the termination and relocation costs. If the ultimate costs to complete these plans are less than the estimated liability, the excess liability will be reflected as an adjustment to the liabilities assumed (with a corresponding adjustment to goodwill). If the ultimate costs to complete these plans are more than the estimated liability, an adjustment to the liability will be made (with a corresponding adjustment to goodwill), if such adjustment is determined within one year of the date of each of the mergers. Thereafter, any additional amounts will be included in the determination of the Company's net income.

    PENDING MERGER

    On December 15, 1996, Conseco and Pioneer Financial Services, Inc. ("PFS") entered into an Agreement and Plan of Merger (the "PFS Merger Agreement") pursuant to which PFS would become a wholly owned subsidiary of Conseco (the "PFS Merger"). Under the PFS Merger Agreement, each of the approximately 16.9 million shares of PFS common stock and common stock equivalents would be converted into the right to receive a fraction of a share of Conseco common stock having a value between $25.00 and $28.00, calculated as follows: (i) if the Conseco/PFS Share Price (as defined below) is greater than or equal to $28.00 per share and less than or equal to $31.36 per share, .8928 of a share of Conseco common stock; (ii) if the Conseco/PFS Share Price is less than $28.00 per share, the fraction (rounded to the nearest ten-thousandth) of a share of Conseco common stock determined by dividing $25.00 by the Conseco/PFS Share Price; or (iii) if the Conseco/PFS Share Price is greater than $31.36 per share, the fraction (rounded to the nearest ten-thousandth) of a share of Conseco common stock determined by dividing $28.00 by the Conseco/PFS Share Price. The "Conseco/PFS Share Price" shall be equal to the average of the closing prices of the Conseco common stock on the NYSE Composite Transactions Reporting System for the ten trading days immediately preceding the second trading day prior to the date of the PFS Merger. Assuming each PFS common and common equivalent share is exchanged for the right to receive a fraction of a share of Conseco common stock determined based on a Conseco/PFS Share Price that exceeds $28.00 per share (such price being exceeded on May 13, 1997), Conseco will issue 8.5 million shares of Conseco common stock with a value of approximately $353.8 million to acquire the PFS common stock. In addition, Conseco will assume notes payable of PFS of $26.4 million and the 6 1/2% Convertible Subordinated Notes due 2003 of PFS, which will be convertible into an assumed 2.9 million shares of Conseco common stock with a value of approximately $120.7 million.

    PFS, through its insurance subsidiaries, underwrites life insurance, annuities and health insurance in selected niche markets throughout the United States. PFS had total assets of approximately $1.8 billion at December 31, 1996. PFS's life, annuity and health insurance premiums collected were $751.3 million in 1996.

                         CONSECO, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


    RECENTLY ISSUED ACCOUNTING STANDARD

    In February 1997, the Financial Accounting Standards Board released Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"). SFAS 128 changes the computational guidelines for earnings per share information. We will adopt the provisions of SFAS 128 in our December 31, 1997, consolidated financial statements. SFAS 128 will eliminate the presentation of primary earnings per share and replace it with basic earnings per share. Basic earnings per share differs from primary earnings per share because common stock equivalents are not considered in computing basic earnings per share. Fully diluted earnings per share will be replaced with diluted earnings per share. Diluted earnings per share is similar to fully diluted earnings per share, except in determining the number of dilutive shares outstanding for options and warrants, the proceeds that would be received upon the conversion of all dilutive options and warrants are assumed to be used to repurchase the Company's common shares at the average market price of such stock during the period. For fully diluted earnings per share, the higher of the average market price or ending market price is used. If SFAS 128 had been in effect, we would have reported the following earnings per share amounts for the three months ended March 31, 1997 and 1996:

                                                                                                 Three months ended
                                                                                                      March 31,
                                                                                               ----------------------
                                                                                               1997              1996
                                                                                               ----              ----
Basic earnings per share..................................................................     $.55              $.51

Diluted earnings per share................................................................      .49               .40

    SUBSEQUENT EVENTS

    Share Repurchase Program

    In April 1997, we commenced a new program to repurchase up to 5 million Conseco common shares in open market or negotiated transactions. The timing and terms of the purchases are to be determined based on market conditions and other considerations. We repurchased 4.1 million shares under the program in April 1997 for $156.8 million.

    Pending acquisition of Colonial Penn Life Insurance Company

    On April 30, 1997, Conseco and Leucadia National Corporation ("Leucadia") entered into an agreement under which we will acquire Leucadia's Colonial Penn Life Insurance Company unit, a direct marketer of whole life insurance to senior citizens, for $460 million in cash and notes. The transaction, which is subject to customary terms and conditions, including regulatory approvals, is expected to be completed in the third quarter of 1997. The Colonial Penn Life Insurance Company unit had total assets of approximately $1.0 billion at March 31, 1997.

                         CONSECO, INC. AND SUBSIDIARIES



    ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

    The following discussion highlights material factors affecting the results of operations and the significant changes in the balance sheet items. Changes in 1997 and 1996 balances in the consolidated financial statements are largely affected by the LPG Merger, the ALH Stock Purchase, the ATC Merger, the THI Merger, the BLH Merger, the CAF Merger and various financings described in the notes to the consolidated financial statements included herein and the notes to the consolidated financial statements included in our 1996 Form 10-K. This discussion should be read in conjunction with both sets of consolidated financial statements and notes.

    RESULTS OF OPERATIONS

    We conduct and manage our business through four segments, reflecting our major lines of insurance business and target markets: (i) supplemental health insurance; (ii) annuities; (iii) life insurance; and (iv) other.

    Consolidated Results and Analysis

    The following table and narrative summarize the consolidated results of our operations:

                                                                                                     Three months ended
                                                                                                          March 31,
                                                                                                     -------------------
                                                                                                     1997           1996
                                                                                                     ----           ----
                                                                                                    (Dollars in millions,
                                                                                                   except per share data)

Operating earnings...........................................................................       $119.1         $ 48.4
Net investment losses, net of related costs, amortization and taxes..........................         (4.3)          (2.4)
Restructuring income.........................................................................           -            17.7
                                                                                                    ------         ------

       Income before extraordinary charge....................................................        114.8           63.7

Extraordinary charge.........................................................................          3.3           17.4
                                                                                                    ------         ------

       Net income............................................................................        111.5           46.3

Less amounts applicable to preferred stock:
   Charge related to induced conversions.....................................................         12.3             -
   Preferred stock dividends.................................................................          2.3            8.1
                                                                                                    ------         ------

       Net income applicable to common stock.................................................       $ 96.9         $ 38.2
                                                                                                    ======         ======

Per fully diluted common share:
   Weighted average shares outstanding (in millions).........................................      203,620        118,281
   Operating earnings........................................................................        $ .59          $ .41
   Net investment losses, net of related costs, amortization and taxes.......................         (.02)          (.02)
   Restructuring income......................................................................          -              .15
   Charge related to induced conversion of preferred stock...................................         (.06)           -
                                                                                                   -------        -------

       Income before extraordinary charge....................................................          .51            .54

   Extraordinary charge......................................................................          .02            .15
                                                                                                   -------        -------

       Net income............................................................................        $ .49          $ .39
                                                                                                     =====          =====

                         CONSECO, INC. AND SUBSIDIARIES

   Our first quarter 1997 operating earnings were $119.1 million, or $.59 per fully diluted share, up 146 percent and 44 percent, respectively, over the first quarter of 1996. Operating earnings increased primarily as a result of the LPG Merger (completed July 1996), the ALH Stock Purchase (September 1996), the ATC Merger (December 1996), the THI Merger (December 1996), the BLH Merger (December
1996), and the CAF Merger (January 1997). The percentage increase in operating earnings was greater than the percentage increase in operating earnings per fully diluted share primarily because of the 72 percent increase in common shares or equivalents outstanding in the 1997 period resulting from the LPG Merger, the ATC Merger, the THI Merger and the CAF Merger.

    Net income of $111.5 million in the first quarter of 1997, or $.49 per fully diluted share, included: (i) net investment losses (net of related costs, amortization and taxes) of $4.3 million, or 2 cents per fully diluted share;
(ii) an extraordinary charge of $3.3 million, or 2 cents per share, related to the early retirement of debt; and (iii) a charge of 6 cents per share related to the induced conversion of preferred stock (treated as a preferred stock dividend). Net income of $46.3 million for the first quarter of 1996, or 39 cents per fully diluted share, included: (i) net investment losses (net of related costs, amortization and taxes) of $2.4 million, or 2 cents per share;
(ii) restructuring income of $17.7 million, or 15 cents per share, primarily arising from the sale of our investment in Noble Broadcast Group, Inc.; and
(iii) an extraordinary charge of $17.4 million, or 15 cents per share, related to the early retirement of debt.

    Total revenues include net investment gains of $5.1 million in the first quarter of 1997 and $5.9 million in the first quarter of 1996. Excluding net investment gains, total revenues were $1,093.9 million in the first quarter of 1997, up 59 percent from $685.9 million in the 1996 quarter. Total revenues in the 1997 quarter include revenues of LPG, ATC, THI and CAF (such companies were acquired in periods subsequent to the first quarter of 1996). Total revenues in the 1996 quarter include restructuring income of $30.4 million primarily arising from the sale of our investment in Noble Broadcast Group, Inc.

                         CONSECO, INC. AND SUBSIDIARIES


    First Quarter of 1997 Compared to First Quarter of 1996:

    The following tables and narratives summarize the results of our operations by business segment.

                                                                                                     Three months ended
                                                                                                          March 31,
                                                                                                     -------------------
                                                                                                     1997           1996
                                                                                                     ----           ----
                                                                                                    (Dollars in millions)
Income  before  income  taxes,   minority  interest  and  extraordinary  charge:
   Supplemental health:
     Operating income .........................................................................     $ 84.3         $ 30.1
     Net investment losses, net of related costs and amortization .............................       (2.3)           (.3)
                                                                                                    ------         ------

         Income before income taxes, minority interest and extraordinary charge................       82.0           29.8
                                                                                                    ------         ------

   Annuities:
     Operating income .........................................................................       65.4           60.9
     Net investment losses, net of related costs and amortization .............................        (.7)           (.5)
                                                                                                    ------         ------

         Income before income taxes, minority interest and extraordinary charge................       64.7           60.4
                                                                                                    ------         ------

   Life insurance:
     Operating income..........................................................................       58.0           18.5
     Net investment losses, net of related costs and amortization..............................       (3.4)           (.4)
                                                                                                    ------         ------

         Income before income taxes, minority interest and extraordinary charge................       54.6           18.1
                                                                                                    ------         ------

   Other:
     Operating income..........................................................................       24.2           13.4
     Net investment losses, net of related costs and amortization..............................        (.3)          (2.0)
                                                                                                    ------         ------

         Income before income taxes, minority interest and extraordinary charge................       23.9           11.4
                                                                                                    ------         ------

   Interest and other corporate expenses.......................................................      (29.8)         (29.9)
                                                                                                    ------         ------

   Restructuring income........................................................................         -            30.4
                                                                                                    ------         ------

   Consolidated earnings:
     Operating income..........................................................................      202.1           93.0
     Net investment losses, net of related costs and amortization .............................       (6.7)          (3.2)
     Restructuring activities..................................................................         -            30.4
                                                                                                    ------         ------

         Income before income taxes, minority interest and extraordinary charge................      195.4          120.2

Income tax expense.............................................................................       70.6           44.9
                                                                                                    ------         ------

         Income before minority interest and extraordinary charge..............................      124.8           75.3

Minority interest in consolidated subsidiaries:
   Distributions on Company-obligated mandatorily redeemable preferred securities
     of subsidiary trusts......................................................................        8.7             -
   Dividends on preferred stock of subsidiaries................................................        1.3            2.6
   Equity in earnings of subsidiaries..........................................................         -             9.0
                                                                                                    ------         ------

         Income before extraordinary charge....................................................      114.8           63.7

Extraordinary charge on extinguishment of debt, net of taxes and minority interest.............        3.3           17.4
                                                                                                    ------         ------

         Net income............................................................................     $111.5         $ 46.3
                                                                                                    ======         ======

                                              CONSECO, INC. AND SUBSIDIARIES


Supplemental health:
                                                                                                     Three months ended
                                                                                                          March 31,
                                                                                                     -------------------
                                                                                                     1997           1996
                                                                                                     ----           ----
                                                                                                    (Dollars in millions)
Premiums collected:
   Medicare supplement (first year)............................................................     $ 20.2         $ 19.4
   Medicare supplement (renewal)...............................................................      147.3          143.9
                                                                                                    ------         ------

       Subtotal - Medicare supplement..........................................................      167.5          163.3
                                                                                                    ------         ------

   Long-term care (first year).................................................................       35.0           12.4
   Long-term care (renewal)....................................................................      119.1           33.3
                                                                                                    ------         ------

       Subtotal - long-term care...............................................................      154.1           45.7
                                                                                                    ------         ------

   Specified disease (first year)..............................................................       13.6            -
   Specified disease (renewal).................................................................       83.0            -
                                                                                                    ------         ------

       Subtotal - specified disease............................................................       96.6            -
                                                                                                    ------         ------

       Total supplemental health premiums collected............................................     $418.2         $209.0
                                                                                                    ======         ======

Insurance policy income........................................................................     $411.4         $198.7
Net investment income..........................................................................       56.9           16.2
                                                                                                    ------         ------

       Total revenues (a)......................................................................      468.3          214.9
                                                                                                    ------         ------

Insurance policy benefits and change in future policy benefits.................................      265.9          139.3
Amortization related to operations.............................................................       48.4           17.5
Interest expense on investment borrowings......................................................         .4             .2
Other operating costs and expenses.............................................................       69.3           27.8
                                                                                                    ------         ------

       Total benefits and expenses (a).........................................................      384.0          184.8
                                                                                                    ------         ------

       Operating income before income taxes, minority interest and extraordinary charge........       84.3           30.1

Net investment losses, net of related costs and amortization...................................       (2.3)           (.3)
                                                                                                    ------         ------

       Income before income taxes, minority interest and extraordinary charge..................     $ 82.0         $ 29.8
                                                                                                    ======         ======

Loss ratios:
   Medicare supplement products................................................................       69.7%          71.7%
   Long-term care products.....................................................................       63.6           64.4
   Specified disease products..................................................................       58.5            -
--------------------

(a) Revenues exclude net investment gains; benefits and expenses exclude amortization related to net investment gains.

    General: This segment includes Medicare supplement and long-term care insurance products, primarily sold to senior citizens. Through December 31, 1996, the supplemental health operations consist solely of BLH's Medicare supplement and long-term care products, distributed through a career agency force. Beginning in 1997, this segment includes the specified disease products of THI and CAF and the long-term care products of ATC; these products are distributed through professional independent producers. After the completion of the PFS Merger, the segment will also include various supplemental health products of PFS, which are also distributed through professional independent producers. The profitability of this segment largely depends on the overall level of sales, persistency of inforce business, claim experience and expense control.
                                       18

                         CONSECO, INC. AND SUBSIDIARIES



    Premiums collected by this segment in 1997 were $418.2 million, compared to $209.0 million in 1996 due to the previously discussed recent acquisitions.

    Medicare supplement policies accounted for 78 percent of this segment's collected premiums in the first quarter of 1996 and 40 percent in the first quarter of 1997. The change in mix of premiums collected reflects the long-term care and specified disease premiums collected by THI, ATC and CAF. Collected premiums on Medicare supplement policies increased 2.6 percent in 1997, to $167.5 million. Such increase primarily reflects a larger base of premiums due to rate increases. The number of new Medicare supplement policies sold in the first quarters of 1997 and 1996 totaled 11,692 and 13,421, respectively, and annualized new business premiums were $11.6 million and $12.9 million, respectively. Medicare supplement premiums collected in 1997 by the recently acquired companies were not significant. New policy sales have been affected by steps taken to improve profitability by increasing premium rates and changing the commission structure and underwriting criteria for these policies and by increased competition from alternative providers, including HMOs.

    Premiums collected on long-term care policies in 1997 were $154.1 million compared to $45.7 million in 1996. Annualized new business premiums in the first quarters of 1997 and 1996 were $103.2 million and $9.9 million, respectively. Long-term care premiums collected by the recently acquired companies were $100.3 million in 1997 which accounts for the majority of the increase. In addition, the increase in long-term care premiums collected reflects new product introductions, the competitiveness of our products, the success of agent cross-selling activities, increased consumer awareness and demand, and improved persistency on a larger base of renewal premiums.

    Premiums collected on specified disease policies were $96.6 million in 1997. Such premiums were a result of the previously discussed recent acquisitions.

    Insurance policy income is comprised of premiums earned on the segment's policies, and has increased consistent with the explanations provided above for premiums collected.

    Net investment income in 1997 was $56.9 million compared to $16.2 million in 1996. Such investment income fluctuates when changes occur in: (i) the amount of average invested assets supporting insurance liabilities; and (ii) the yield earned on invested assets. During 1997, the segment's average invested assets increased to approximately $3,020 million from approximately $860 million in 1996, and the annualized net yield on invested assets remained unchanged at 7.5 percent. Invested assets grew as a result of the recent acquisitions.

    Insurance policy benefits and change in future policy benefits increased in 1997 as a result of the life insurance business in force acquired in the recent acquisitions. In 1997, the ratio of policy benefits to insurance policy income for the Medicare supplement policies fell by 2.0 percentage points, to 69.7 percent, reflecting the premium rate increases implemented in 1997 and 1996.

    The ratio of policy benefits to insurance policy income for long-term care policies did not fluctuate materially in 1997 and 1996.

    Amortization related to operations includes amortization of: (i) the cost of policies produced; (ii) the cost of policies purchased; and (iii) goodwill related to this segment's business. The amount of amortization was primarily affected by the increase in balances subject to amortization as a result of the recent acquisitions.

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

    Other operating costs and expenses increased to $69.3 million in 1997 as a result of the costs incurred to run the recently acquired companies.

    Net investment losses, net of related costs and amortization often fluctuate from period to period. Net investment gains (losses) affect the timing of the amortization of costs of policies purchased and the cost of policies produced. As a result of net investment losses from the sales of fixed maturity investments, related amortization of cost of policies purchased and cost of policies produced increased by $.1 million in 1997. There was no such amortization as a result of net investment gains in the first quarter of 1996.


                         CONSECO, INC. AND SUBSIDIARIES


Annuities:

                                                                                                     Three months ended
                                                                                                          March 31,
                                                                                                     -------------------
                                                                                                     1997           1996
                                                                                                     ----           ----
                                                                                                    (Dollars in millions)
Premiums collected:
   Single-premium immediate annuities..........................................................     $ 43.1         $ 48.0
   Single-premium deferred annuities...........................................................      171.2          190.1
                                                                                                    ------         ------

       Subtotal - single-premium annuities.....................................................      214.3          238.1
                                                                                                    ------         ------

   Flexible-premium deferred annuities (first year)............................................      106.2          116.3
   Flexible-premium deferred annuities (renewal)...............................................       25.3           22.3
                                                                                                    ------         ------

       Subtotal - flexible-premium deferred annuities..........................................      131.5          138.6
                                                                                                    ------         ------

   Variable annuities (first year).............................................................       16.5            6.7
   Variable annuities (renewal)................................................................       10.8           11.3
                                                                                                    ------         ------

       Subtotal - variable annuities...........................................................       27.3           18.0
                                                                                                    ------         ------

         Total annuity premiums collected......................................................     $373.1         $394.7
                                                                                                    ======         ======

Insurance policy income........................................................................     $ 18.8         $ 21.0
Net investment income:
   General account invested assets.............................................................      235.1          207.2
   Separate account assets.....................................................................       14.1            3.9
                                                                                                    ------         ------

         Total revenues (a)....................................................................      268.0          232.1
                                                                                                    ------         ------

Insurance policy benefits and change in future policy benefits.................................       13.8           20.1
Interest expense on:
   All annuity products, except variable annuities.............................................      138.8          122.5
   Variable annuity products...................................................................       14.1            3.9
Amortization related to operations.............................................................       26.8           12.8
Interest expense on investment borrowings......................................................        1.7            2.8
Other operating costs and expenses.............................................................        7.4            9.1
                                                                                                    ------         ------

         Total benefits and expenses (a).......................................................      202.6          171.2
                                                                                                    ------         ------

         Operating income before income taxes, minority interest and extraordinary charge......       65.4           60.9

Net investment losses, net of related costs and amortization...................................        (.7)           (.5)
                                                                                                    ------         ------

         Income before income taxes, minority interest and extraordinary charge................     $ 64.7         $ 60.4
                                                                                                    ======         ======

Weighted average gross interest spread on annuity products (b).................................        2.9%           3.0%
                                                                                                       ===            ===
--------------------

(a) Revenues exclude net investment losses; benefits and expenses exclude amortization related to net investment losses.

(b) Excludes variable annuity products where the credited amount is based on investment income from segregated investments.

                         CONSECO, INC. AND SUBSIDIARIES



    General: This segment includes single-premium deferred annuities ("SPDAs"), flexible-premium deferred annuities ("FPDAs"), single-premium immediate annuities ("SPIAs") and variable annuities sold through both career agents and professional independent producers. The profitability of this segment largely depends on the investment spread earned (i.e., the excess of investment earnings over interest credited on annuity deposits), persistency of inforce business, and expense control. In addition, comparability between periods is affected by:
(i) the LPG Merger, effective July 1, 1996; (ii) the ALH Stock Purchase, effective September 30, 1996; and (iii) to a lesser extent, the BLH Merger.

    Premiums collected by this segment in 1997 were $373.1 million, down 5.5 percent from 1996. Increased competition from products such as mutual funds, traditional bank investments, variable annuities and other investment and retirement funding alternatives was a significant factor in the decrease. The decrease was partially offset by premiums collected by the companies we recently acquired; such premiums totaled $32.5 million.

    SPDA collected premiums decreased 9.9 percent to $171.2 million, in 1997. The demand for SPDA products offered by all insurance companies decreased during 1996, when relatively low interest rates made other investment products more attractive. We introduced an equity-linked SPDA in June 1996 to appeal to consumers' desire for alternative investment products with returns linked to equities. The accumulation value of these annuities is credited with interest at an annual minimum guaranteed rate of 3 percent, but the annuities provide for higher returns based on a percentage of the change in the S&P 500 Index during each year of their term. We purchase S&P 500 Index Options, the values of which change as the benefits accrue to these annuities as a result of the equity-linked return feature. Total collected premiums for this product were $58.9 million in 1997.

    FPDA collected premiums decreased 5.1 percent to $131.5 million, in 1997. FPDAs are similar to SPDAs in many respects, except FPDAs allow more than one premium payment.

    SPIA collected premiums decreased 10 percent, to $43.1 million in 1997. Such decrease was primarily the result of decreases in SPIAs purchased from the proceeds from redeemed annuity contracts.

    Variable annuity collected premiums increased 52 percent to $27.3 million, in 1997. Variable annuities offer contract holders a rate of return based upon the specific investment portfolios into which premiums may be directed. The popularity of such annuities has increased recently as a result of the desire of investors to invest in common stocks. In addition, in 1996 we began to offer more investment options for variable annuity deposits and expanded its marketing efforts, which resulted in increased collected premiums. Profits on variable annuities are derived from the fees charged to contract holders, rather than from the investment spread.

    Insurance policy income includes: (i) premiums received on annuity policies that incorporate significant mortality features; (ii) cost of insurance and expenses charged to annuity policies; and (iii) surrender charges earned on annuity policy withdrawals. In accordance with GAAP, premiums on annuity contracts without mortality features are not reported as revenues, but rather are reported as deposits to insurance liabilities. Insurance policy income decreased in 1997 primarily because of a decrease in premiums on policies with mortality features partially offset by increased surrender charges (changes in cost of insurance and expenses charged to annuity policies were not significant). Surrender charges were $13.0 million in 1997 and $7.8 million in 1996. Annuity policy withdrawals were $381.6 million in 1997, compared with $311.0 million in 1996. The increase in policy withdrawals and surrender charges generally corresponds to the aging and the growth of our annuity business in force. In addition, policyholders are using the systematic withdrawal features available in several of our annuity policies, and more policyholders are surrendering in order to invest in alternative investments. Total withdrawals and surrenders were approximately 3 percent of insurance liabilities related to surrenderable policies in 1997 and 1996.

    Net investment income on general account invested assets (excluding income on separate account assets related to variable annuities) increased 13 percent in 1997, to $235.1 million as a result of an increase in general account invested assets acquired in conjunction with the recent acquisitions. The annualized yield earned on average invested assets declined to 7.8 percent in 1997 from 8.0 percent in 1996. Cash flows received during 1997 and 1996 (including cash flows from the sales of investments) were invested in lower yielding securities due to a general decline in interest rates.

    Net investment income on separate account assets is offset by a corresponding charge to interest credited on variable annuity products. Such income fluctuates in relationship to total separate account assets and the return earned on such assets.

    Insurance policy benefits and change in future policy benefits relate solely to annuity policies that incorporate significant mortality features. The decrease is due to a reduction in premium revenues on such policies.

                         CONSECO, INC. AND SUBSIDIARIES



    Interest expense on all annuity products, except variable annuities increased 13 percent in 1997, primarily due to a larger block of annuity business inforce in 1997, partially offset by a reduction in crediting rates. The weighted average crediting rates for these annuity liabilities were 4.9 percent in 1997 and 5.0 percent in 1996. The block of annuity business increased primarily as a result of the recent acquisitions.

    Interest expense on variable annuity products is equal to the net investment income on separate account assets.

    Amortization related to operations increased 109 percent in 1997. Such increases reflect a larger balance subject to amortization as a result of the recent acquisitions.

    Interest expense on investment borrowings is primarily affected by changes in investment borrowing activities.

    Other operating costs and expenses decreased 19 percent in 1997. Such decrease is primarily attributable to the decreased costs incurred as a result of consolidating ALH's operations in Des Moines, Iowa, with those of our other subsidiaries in the fourth quarter of 1996.

    Net investment losses, net of related costs and amortization often fluctuate from period to period. Selling securities at a gain and reinvesting the proceeds at lower yields may, absent other management action, tend to decrease future investment yields. The Company believes, however, that the following factors mitigate the adverse effect of such decreases on net income: (i) we recognized additional amortization of cost of policies purchased and cost of policies produced in order to reflect reduced future yields (thereby reducing such amortization in future periods); (ii) we can reduce interest rates credited to some products, thereby diminishing the effect of the yield decrease on the investment spread; and (iii) the investment portfolio grows as a result of reinvesting the investment gains. As a result of the sales of fixed maturity investments, the related amortization of the cost of policies produced and the cost of policies purchased increased $7.3 million in 1997 and increased $8.2 million in 1996.



                         CONSECO, INC. AND SUBSIDIARIES



Life insurance:

                                                                                                     Three months ended
                                                                                                          March 31,
                                                                                                     -------------------
                                                                                                     1997           1996
                                                                                                     ----           ----
                                                                                                    (Dollars in millions)
Premiums collected:
   Universal life (first year).................................................................     $ 24.7         $  3.4
   Universal life (renewal)....................................................................       87.5           21.7
                                                                                                    ------         ------

       Subtotal - universal life...............................................................      112.2           25.1
                                                                                                    ------         ------

   Traditional life (first year)...............................................................        3.8            2.2
   Traditional life (renewal)..................................................................       44.5           38.6
                                                                                                    ------         ------

       Subtotal - traditional life.............................................................       48.3           40.8
                                                                                                    ------         ------

       Total life premiums collected...........................................................     $160.5         $ 65.9
                                                                                                    ======         ======

Insurance policy income........................................................................     $137.2         $ 58.4
Net investment income..........................................................................       97.7           42.5
                                                                                                    ------         ------

       Total revenues (a)......................................................................      234.9          100.9
                                                                                                    ------         ------

Insurance policy benefits and change in future policy benefits.................................       95.1           47.7
Interest expense on annuities and financial products...........................................       37.0           12.7
Amortization related to operations.............................................................       23.7            8.7
Interest expense on investment borrowings......................................................         .7             .6
Other operating costs and expenses.............................................................       20.4           12.7
                                                                                                    ------         ------

       Total benefits and expenses (a).........................................................      176.9           82.4
                                                                                                    ------         ------

       Operating income before income taxes, minority interest and extraordinary charge........       58.0           18.5

Net investment losses, net of related costs and amortization...................................       (3.4)           (.4)
                                                                                                    ------         ------

       Income before income taxes, minority interest and extraordinary charge..................     $ 54.6         $ 18.1
                                                                                                    ======         ======

--------------------

(a) Revenues exclude net investment losses; benefits and expenses exclude amortization related to net investment losses.

    General: This segment includes traditional life and universal life products sold through both career agents and professional independent producers. The segment's operations were significantly affected by the LPG Merger effective July 1, 1996. The profitability of this segment largely depends on the investment spread earned for universal life and other investment products, persistency of inforce business, claim experience and expense control.

     Premiums collected by this segment in 1997 were $160.5 million, compared to
$65.9  million  in  1996.  Such  increases  reflect  the  previously   discussed
acquisition transactions.

     Universal life product collected premiums increased to $112.2 million, in 1997. Such premiums collected in 1997 include $89.6 million collected by LPG.

                         CONSECO, INC. AND SUBSIDIARIES



    Traditional life product collected premiums increased 18 percent to $48.3 million, in 1997. Such premiums collected in 1997 include $8.2 million collected by LPG. We do not currently emphasize new product sales of traditional life products, although such inforce business continues to be profitable.

    Insurance policy income includes: (i) premiums received on traditional life products; (ii) the mortality charges and administrative fees earned on universal life insurance; and (iii) surrender charges on terminated universal life insurance policies. In accordance with GAAP, premiums on universal life products are accounted for as deposits to insurance liabilities. Revenues are earned over time in the form of investment income on policyholder account balances, surrender charges and mortality and other charges deducted from the policyholders' account balances. Insurance policy income included: (i) premiums earned on traditional life products of $46.9 million in 1997 and $39.6 million in 1996; (ii) mortality charges and administrative fees of $86.1 million in 1997 and $18.1 million in 1996; and (iii) surrender charges of $4.2 million in 1997 and $.7 million in 1996.

    Insurance policy income has increased primarily as a result of the previously discussed acquisition transactions.

    Net investment income in 1997 was $97.7 million compared to $42.5 million in 1996. Such investment income fluctuates with changes in: (i) the amount of average invested assets supporting insurance liabilities; and (ii) the yield earned on invested assets. The segment's average invested assets increased 136 percent to approximately $4,960 million in 1997, and the net yield on invested assets decreased by .2 percentage points, to 7.9 percent. Invested assets primarily grew as a result of the growth in insurance liabilities from the previously discussed acquisition transactions.

    Insurance policy benefits and change in future policy benefits increased in 1997 as a result of the larger amount of business inforce on which benefits are incurred as a result of the previously discussed acquisition transactions. There were no material fluctuations in claim experience during the periods.

    Interest expense on financial products in 1997 was $37.0 million compared to $12.7 million in 1996. Such expense fluctuates with changes in: (i) the amount of insurance liabilities for universal life products; and (ii) the interest rate credited to such products. Such average liabilities increased 192 percent to $2,890 million in 1997. The interest rate credited was 5.1 percent in both 1997 and 1996. Insurance liabilities for universal life products increased primarily as a result of the previously discussed acquisition transactions.

    Amortization related to operations in 1997 was $23.7 million compared to $8.7 million in 1996. Such increase reflects a larger balance subject to amortization as a result of the previously discussed acquisition transactions.

    Interest expense on investment borrowings is affected by changes in investment borrowing activities.

    Other operating costs and expenses in 1997 were $20.4 million compared to $12.7 million in 1996. Such increase is consistent with the increase in the total insurance liabilities related to this segment's business.

    Net investment losses, net of related costs and amortization often fluctuate from period to period. Net investment gains (losses) affect the timing of the amortization of costs of policies purchased and the cost of policies produced. As a result of net investment gains (losses) from the sales of fixed maturity investments, related amortization of cost of policies purchased and cost of policies produced increased $4.4 million in 1997 and increased $.9 million in 1996.


                         CONSECO, INC. AND SUBSIDIARIES


Other:
                                                                                                     Three months ended
                                                                                                          March 31,
                                                                                                     -------------------
                                                                                                     1997           1996
                                                                                                     ----           ----
                                                                                                    (Dollars in millions)
Premiums collected:
   Group accident and health...................................................................     $ 66.5         $ 62.6
   Individual accident and health..............................................................       40.1           38.3
                                                                                                    ------         ------

       Total other premiums collected..........................................................     $106.6         $100.9
                                                                                                    ======         ======

Insurance policy income........................................................................     $102.7         $ 91.7
Net investment income..........................................................................        5.4            3.9
Fee revenue and other income...................................................................       14.6           12.0
                                                                                                    ------         ------

       Total revenues (a)......................................................................      122.7          107.6
                                                                                                    ------         ------

Insurance policy benefits and changes in future policy benefits................................       80.5           76.8
Amortization related to operations.............................................................        4.7            5.6
Interest expense on investment borrowings......................................................        -               .1
Other operating costs and expenses.............................................................       13.3           11.7
                                                                                                    ------         ------

       Total benefits and expenses (a).........................................................       98.5           94.2
                                                                                                    ------         ------

       Operating income before income taxes, minority interest and extraordinary charge........       24.2           13.4

Net investment losses, net of related costs and amortization...................................        (.3)          (2.0)
                                                                                                    ------         ------

       Income before income taxes, minority interest and extraordinary charge..................     $ 23.9         $ 11.4
                                                                                                    ======         ======

--------------------

(a) Revenues exclude net investment losses; benefits and expenses exclude amortization related to net investment losses.

    General: The other segment includes miscellaneous individual and group health insurance premiums related to products that we are not currently emphasizing, although the inforce business continues to be profitable. The profitability of this business largely depends on the overall persistency of the business inforce, claim experience and expense control.

    The  segment  also  includes  the  fee  revenue  generated  by our  non-life
subsidiaries,   including  the  investment  advisory  fees  earned  by  CCM  and commissions earned for insurance and investment product marketing and distribution. Such amounts exclude the fees for services provided to our consolidated subsidiaries. The profitability of the fee-based business depends on the total fees generated and expense control.

    Premiums collected by this segment in 1997 were $106.6 million, up 5.6 percent from 1996. Such premiums collected in 1997 include $11.6 million collected by LPG and THI. Excluding premiums collected by the recently acquired companies, this segment's premiums collected decreased 5.8 percent in 1997. Over the last several years, a number of steps were taken to improve the profitability of the other health business, including product, price, underwriting and agent compensation revisions. These steps have had the effect of reducing premiums collected.

    Group accident and health premiums increased 6.2 percent in 1997. Such fluctuations reflect new policies and rate increases, net of premium decreases from policy lapses.

    Individual accident and health premiums increased 4.7 percent in 1997. Such premiums collected in 1997 include $11.1 million collected by LPG and THI. Excluding premiums collected by the recently acquired companies, the individual accident and health premiums decreased 24 percent in 1997. Such decrease is attributable to policy lapses in response to rate increases.

                         CONSECO, INC. AND SUBSIDIARIES



    Insurance policy income is comprised of premiums earned on the segment's policies, and has fluctuated consistent with the explanations provided above for premiums collected.

    Net investment income increased 38 percent in 1997. Such investment income fluctuated primarily in relationship to the amount of average invested assets supporting this segment's insurance liabilities.

    Fee revenue and other income include: (i) fees for investment management and mortgage origination and servicing; and (ii) commissions earned for insurance and investment product marketing and distribution. Such amounts exclude the fees for services provided to our consolidated subsidiaries. Fee revenue and other income in 1997 were $14.6 million, up 22 percent from 1996, primarily as a result of an increase in fees for investment management.

    Insurance policy benefits and change in future policy benefits fluctuate in relationship to the amount of segment business inforce and the incidence of claims. In 1997, the ratio of policy benefits to insurance policy income fell by 6 percentage points, to 78 percent, reflecting the premium rate increases implemented in 1996.

    Other operating costs and expenses fluctuated primarily as a result of expenses of recently acquired companies partially offset by decreases in the expenses of our subsidiaries providing fee-based services.

Other  components  of  income  before  income  taxes,   minority   interest  and
extraordinary charge:

    In addition to the income of the four operating segments, income before income taxes, minority interest and extraordinary charge is affected by: (i) interest and other corporate expenses; and (ii) income from restructuring activities.

    Interest and other corporate expenses were $29.8 million in 1997 and $29.9 million in 1996. Interest expense is the largest component of these expenses. Interest expense was $25.8 million in 1997 and $28.4 million in 1996. Such expense fluctuates in relationship to the average debt outstanding during each period and the interest rate thereon.

    Restructuring income in 1996 primarily arose from the sale of our investment in Noble Broadcast Group, Inc.

    SALES

    In accordance with GAAP, insurance policy income shown in our consolidated statement of operations consists of premiums received for policies that have life contingencies or morbidity features. For annuity and universal life contracts without such features, premiums collected are not reported as revenues, but rather are reported as deposits to insurance liabilities. Revenues for these products are recognized over time in the form of investment income and surrender or other charges.

                         CONSECO, INC. AND SUBSIDIARIES



    Total premiums collected by our business segments were as follows:

                                                                                                 Three months ended
                                                                                                       March 31,
                                                                                               ----------------------
                                                                                               1997              1996
                                                                                               ----              ----
                                                                                                 (Dollars in millions)

Supplemental health.....................................................................     $  418.2            $209.0
Annuities...............................................................................        373.1             394.7
Life insurance..........................................................................        160.5              65.9
Other...................................................................................        106.6             100.9
                                                                                             --------           -------

       Total premiums collected.........................................................     $1,058.4            $770.5
                                                                                             ========            ======

    Fluctuations in premiums collected are discussed above under "Results of Operations - First Quarter of 1997 Compared to First Quarter of 1996." Our recent acquisitions will have a significant effect on future premiums collected.

    LIQUIDITY AND CAPITAL RESOURCES

    Changes in the consolidated balance sheet between December 31, 1996, and March 31, 1997, reflect growth through operations, changes in the fair value of actively managed fixed maturity securities and the following capital and financing transactions described in the notes to the consolidated financial statements: (i) the CAF Merger; (ii) the issuance of $300 million of
Company-obligated mandatorily redeemable preferred securities of subsidiary trusts; (iii) the repurchase of senior subordinated notes with a par value of $76.1 million; (iv) the conversion of convertible debentures acquired in the ATC Merger into Conseco common stock; (v) the conversion of PRIDES into Conseco common stock; and (vi) the repurchase of mandatorily redeemable preferred stock of a subsidiary.

    In accordance with Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities ("SFAS 115"), we record our actively managed fixed maturity investments at estimated fair value. At March 31, 1997, the amortized cost of such investments was decreased by $335.5 million as a result of the SFAS 115 adjustment, compared to an increase of $103.8 million at December 31, 1996. The change in unrealized appreciation (depreciation) resulted from an increasing interest rate environment which generally caused the fair value of fixed maturities to decrease.

    Minority interest increased as a result of the issuance of $300.0 million of Company-obligated mandatorily redeemable preferred securities of subsidiary trusts, partially offset by purchases of mandatorily redeemable preferred stock of a subsidiary with a par value of $25.9 million.

    The increase in shareholders' equity in the first quarter of 1997 resulted from: (i) Conseco common stock issued in the CAF Merger with a value of $115.7 million; (ii) net income of $111.5 million; (iii) the conversion of convertible debentures into Conseco common stock with a value of $142.1 million; and (iv) amounts related to stock options and employee benefit plans (including the tax benefit thereon) of $11.7 million. These increases were partially offset by the decrease in net unrealized depreciation of $165.6 million and dividends.

    Dividends declared on common stock for the three months ended March 31, 1997, were 3.125 cents per share.

                         CONSECO, INC. AND SUBSIDIARIES



    The following table summarizes certain financial ratios as of and for the three months ended March 31, 1997, and the year ended December 31, 1996:

                                                                                         March 31,      December 31,
                                                                                           1997             1996
                                                                                           ----             ----
Book value per common share:
   As reported........................................................................    $17.15             $16.86
   Excluding unrealized appreciation (depreciation) (a)...............................     17.83              16.62

Ratio of earnings to fixed charges:
   As reported........................................................................     1.89X              1.61X
   Excluding interest on annuities and financial products (b).........................     7.36X              4.55X

Ratio of earnings to fixed charges,  preferred  dividends and  distributions  on
   Company-obligated  mandatorily  redeemable preferred securities of subsidiary trusts:
     As reported......................................................................     1.74X              1.49X
     Excluding interest on annuities and financial products (b).......................     4.54X              3.06X

Ratio of adjusted statutory earnings to cash interest (c):
   As reported........................................................................     1.59X              1.50X
   Excluding interest on annuities and financial products (b).........................     5.88X              4.56X

Ratio of adjusted  statutory  earnings to cash  interest  and  distributions  on
   Company-obligated mandatorily  redeemable preferred securities of subsidiary trusts (d):
     As reported......................................................................     1.50X              1.49X
     Excluding interest on annuities and financial products (b).......................     3.90X              4.34X

Ratio of total debt to total capital:
   As reported........................................................................      .23X               .22X
   Excluding unrealized appreciation (depreciation) (a)...............................      .22X               .23X

Ratio of debt and Company-obligated  mandatorily redeemable preferred securities of subsidiary trusts to total capital (e):
     As reported......................................................................      .39X               .35X
     Excluding unrealized appreciation (depreciation).................................      .38X               .35X

(a)  Excludes the effect of reporting fixed maturity securities at fair value.

(b) These ratios are included to assist the reader in analyzing the impact of interest on annuities and financial products (which is not generally required to be paid in cash in the period it is recognized). Such ratios are not intended to, and do not represent the following ratios prepared in accordance with GAAP: the ratio of earnings to fixed charges; the ratio of earnings to fixed charges, preferred dividends and distributions on Company-obligated mandatorily redeemable preferred securities of subsidiary trusts; the ratio of adjusted statutory earnings to cash interest; or the ratio of adjusted statutory earnings to cash interest and distributions on Company-obligated mandatorily redeemable preferred securities of subsidiary trusts.

(c) Statutory earnings represent: (i) gain from operations of our consolidated life insurance companies before interest (including, for purposes of the "as reported" ratio, interest on annuities and financial products) and income taxes as reported for statutory accounting purposes; plus (ii) income before interest and income taxes of all non-life companies. Cash interest includes interest (including, for purposes of the "as reported" ratio, interest on annuities and financial products) of Conseco and its consolidated subsidiaries.









                         CONSECO, INC. AND SUBSIDIARIES



(d) Statutory earnings represent: (i) gain from operations of our consolidated life insurance companies before interest (including, for purposes of the "as reported" ratio, interest on annuities and financial products) and income taxes as reported for statutory accounting purposes; plus (ii) income before interest and income taxes of all non-life companies. Cash interest includes interest (including, for purposes of the "as reported" ratio, interest on annuities and financial products) of Conseco and its consolidated subsidiaries. Distributions on Company-obligated mandatorily redeemable preferred securities of subsidiary trusts include such distributions before income taxes of Conseco and its consolidated subsidiaries.

(e)  Represents  the  ratio  of  debt  and  the  Company-obligated   mandatorily
     redeemable preferred securities of subsidiary trusts to the sum of shareholders' equity, notes payable, minority interest and the Company-obligated mandatorily redeemable preferred securities of subsidiary trusts.

     INVESTMENTS

     At March 31, 1997, the amortized cost and estimated fair value of fixed maturity securities (all of which were actively managed) were as follows:

                                                                                       Gross          Gross     Estimated
                                                                         Amortized  unrealized     unrealized     fair
                                                                           cost        gains         losses       value
                                                                           ----        -----         ------       -----
                                                                                        (Dollars in millions)
United States Treasury securities and
    obligations of United States government
    corporations and agencies.....................................      $   449.4       $ 1.7        $ 13.2     $   437.9
Obligations of states and political subdivisions
    and foreign government obligations............................          252.2         1.0           5.9         247.3
Public utility securities.........................................        2,167.5        11.6          68.5       2,110.6
Other corporate securities........................................        9,596.8        49.8         233.6       9,413.0
Mortgage-backed securities........................................        5,493.1        24.7         103.1       5,414.7
                                                                        ---------       -----        ------     ---------

      Total fixed maturity securities ............................      $17,959.0       $88.8        $424.3     $17,623.5
                                                                        =========       =====        ======     =========

     The following table sets forth the investment ratings of fixed maturity securities at March 31, 1997 (designated categories include securities with "+" or "-" rating modifiers). The category assigned is the highest rating by a nationally recognized statistical rating organization, or as to $607.5 million fair value of fixed maturities not rated by such firms, the rating assigned by the National Association of Insurance Commissioners ("NAIC"). For purposes of the table, NAIC Class 1 securities are included in the "A" rating; Class 2, "BBB"; Class 3, "BB" and Classes 4 to 6, "B and below."

                                                                           Percent of
                      Investment                               ------------------------------------
                        rating                                 Fixed maturities   Total investments
                        ------                                 ----------------   -----------------
                       AAA...................................         34%                30%
                       AA....................................         10                  9
                       A.....................................         26                 23
                       BBB...................................         25                 22
                                                                     ---                ---

                              Investment grade...............         95                 84
                                                                     ---                ---

                       BB....................................          3                  3
                       B and below...........................          2                  1
                                                                     ---                ---

                              Below investment grade.........          5                  4
                                                                     ---                ---

                              Total fixed maturities.........        100%                88%
                                                                     ===                ===

    At March 31, 1997, our below investment grade fixed maturity securities had an amortized cost of $894.3 million and an estimated fair value of $895.4 million.

                         CONSECO, INC. AND SUBSIDIARIES



    During the first quarter of 1997, we recorded $1.2 million in writedowns of fixed maturity securities as a result of changes in conditions which caused us to conclude that a decline in fair value of the investments was other than temporary. There were no such writedowns during the first quarter of 1996. At March 31, 1997, fixed maturity securities in default as to the payment of principal or interest had an aggregate amortized cost of $2.5 million and a fair value of $.9 million.

    Sales of invested assets (primarily fixed maturity securities) during the first quarter of 1997 generated proceeds of $3.5 billion, and net investment gains of $6.4 million. Sales of invested assets during the first quarter of 1996 generated proceeds of $1.5 billion, and net investment gains of $7.0 million. Net investment gains in 1997 and 1996 also included $.1 million and $1.1 million, respectively, of writedowns related to mortgage loans.

    At March 31, 1997, fixed maturity investments included $5.4 billion of mortgage-backed securities (or 31 percent of all fixed maturity securities). The yield characteristics of mortgage-backed securities differ from those of traditional fixed-income securities. Interest and principal payments occur more frequently, often monthly. Mortgage-backed securities are subject to risks associated with variable prepayments. Prepayment rates are influenced by a number of factors which cannot be predicted with certainty, including the relative sensitivity of the underlying mortgages backing the assets to changes in interest rates; a variety of economic, geographic and other factors; and the repayment priority of the securities in the overall securitization structures.

    In general, prepayments on the underlying mortgage loans, and the securities backed by these loans, increase when the level of prevailing interest rates declines significantly relative to the interest rates on such loans. Mortgage-backed securities purchased at a discount to par will experience an increase in yield when the underlying mortgages prepay faster than expected. These securities purchased at a premium that prepay faster than expected will incur a reduction in yield. When interest rates decline, the proceeds from the prepayment of mortgage-backed securities are likely to be reinvested at lower rates than we were earning on the prepaid securities. When interest rates increase, prepayments on mortgage-backed securities decrease as fewer underlying mortgages are refinanced. When this occurs, the average maturity and duration of the mortgage-backed securities increase, which decreases the yield on mortgage-backed securities purchased at a discount because the discount is realized as income at a slower rate and increases the yield on those purchased at a premium as a result of a decrease in the annual amortization of the premium.

    The following table sets forth the par value, amortized cost and estimated fair value of mortgage-backed securities, summarized by interest rates on the underlying collateral at March 31, 1997:

                                                                                         Par        Amortized    Estimated
                                                                                        value         cost      fair value
                                                                                        -----         ----      ----------
                                                                                              (Dollars in millions)

Below 7 percent   ..................................................................   $1,682.7      $1,618.9     $1,576.5
7 percent - 8 percent...............................................................    2,870.9       2,778.6      2,747.3
8 percent - 9 percent...............................................................      661.0         658.7        654.6
9 percent and above.................................................................      428.9         436.9        436.3
                                                                                       --------      --------     --------

           Total mortgage-backed securities.........................................   $5,643.5      $5,493.1     $5,414.7
                                                                                       ========      ========     ========

    The amortized cost and estimated fair value of mortgage-backed securities at March 31, 1997, summarized by type of security, were as follows (dollars in millions):

                                                                                                Estimated fair value
                                                                                              --------------------------
                                                                                                               Percent
                                                                            Amortized                          of fixed
Type                                                                          cost            Amount          maturities
----                                                                          ----            ------          ----------

Pass-throughs and sequential and targeted amortization classes............  $3,819.3         $3,765.6           22%
Planned amortization classes and accretion directed bonds.................   1,072.7          1,047.2            6
Support classes...........................................................     153.6            153.8            1
Accrual (Z tranche) bonds.................................................      52.1             52.1            -
Subordinated classes .....................................................     395.4            396.0            2
                                                                            --------         --------           --

                                                                            $5,493.1         $5,414.7           31%
                                                                            ========         ========           ==

                         CONSECO, INC. AND SUBSIDIARIES



    Pass-throughs and sequential and targeted amortization classes have similar prepayment variability. Pass-throughs historically provide the best liquidity in the mortgage-backed securities market and provide the best price/performance ratio in a highly volatile interest rate environment. This type of security is also frequently used as collateral in the dollar-roll market. Sequential classes pay in a strict sequence; all principal payments received by the collateralized mortgage obligations ("CMOs") are paid to the sequential tranches in order of priority. Targeted amortization classes provide a modest amount of prepayment protection when prepayments on the underlying collateral increase from those assumed at pricing. Thus, they offer slightly better call protection than sequential classes or pass-throughs.

    Planned amortization classes and accretion directed bonds are some of the most stable and liquid instruments in the mortgage-backed securities market. Planned amortization class bonds adhere to a fixed schedule of principal payments as long as the underlying mortgage collateral experiences prepayments within an expected range. Changes in prepayment rates are first absorbed by support classes. This insulates the planned amortization classes from the consequences of faster prepayments (average life shortening) and slower prepayments (average life extension).

    Support classes absorb the prepayment risk from which planned amortization and targeted amortization classes are protected. As such, they are usually extremely sensitive to prepayments. Most of our support classes are higher average life instruments that generally will not lengthen if interest rates rise further and will have a tendency to shorten if interest rates decline. However, since these bonds have costs below their par values, higher prepayments will have the effect of increasing yields.

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

    At March 31, 1997, the balance of mortgage loans was comprised of 95 percent commercial loans, 2 percent residual interests in collateralized mortgage obligations and 3 percent residential loans. Less than 1 percent of mortgage loans were noncurrent (loans which are two or more scheduled payments past due) at March 31, 1997. During the three months ended March 31, 1997 and 1996, the Company wrote down $.1 million and $1.1 million of mortgage loans, respectively. At March 31, 1997, the loan loss reserve was $2.4 million.

    Investment borrowings averaged approximately $244.8 million during the first quarter of 1997, compared to approximately $282.8 million during the same period of 1996 and were collateralized by investment securities with fair values approximately equal to the loan value. The weighted average interest rate on such borrowings was 4.6 percent and 5.3 percent during the first quarters of 1997 and 1996, respectively.

                         CONSECO, INC. AND SUBSIDIARIES



    STATUTORY INFORMATION

    Statutory accounting practices prescribed or permitted for our insurance subsidiaries by regulatory authorities differ from generally accepted accounting principles. Our life insurance subsidiaries reported the following amounts to regulatory agencies at March 31, 1997, after appropriate eliminations of intercompany accounts among such subsidiaries (dollars in millions):

                  Statutory capital and surplus .............................     $1,245.8
                  Asset valuation reserve....................................        240.8
                  Interest maintenance reserve...............................        297.9
                  Portion of surplus debenture carried as a liability .......         74.1
                                                                                  --------

                     Total...................................................     $1,858.6
                                                                                  ========

    The ratio of such consolidated statutory account balances to consolidated statutory liabilities (excluding AVR, IMR, the portion of surplus debentures carried as a liability, liabilities from separate account business and short-term collateralized borrowings) was 9.8 percent at both March 31, 1997, and December 31, 1996.

    Combined statutory net income of our life insurance subsidiaries (after appropriate eliminations of intercompany amounts among such subsidiaries) was $59.5 million in the first quarter of 1997 and $41.5 million in the first quarter of 1996.

    The statutory capital and surplus of the insurance subsidiaries include surplus debentures of the parent holding companies totaling $837.5 million. Payments of interest and principal on such debentures are generally subject to the approval of the insurance department of the subsidiary's state of domicile. During the first quarter of 1997, our life insurance subsidiaries made scheduled principal payments on surplus debentures of $42.9 million.

    State insurance laws generally restrict the ability of insurance companies to pay dividends or make other distributions. Net assets of our life insurance subsidiaries, determined in accordance with GAAP, aggregated approximately $6.8 billion at December 31, 1996. During the first quarter of 1997, our life insurance subsidiaries paid ordinary dividends of $68.6 million to the parent holding companies. During the remainder of 1997, the life insurance subsidiaries may pay additional dividends of $91.9 million without the permission of state regulatory authorities.

                         CONSECO, INC. AND SUBSIDIARIES




                           PART II - OTHER INFORMATION


     ITEM 2. CHANGES IN SECURITIES.

     On January 24, 1997, in connection with the conversion of approximately $14.6 million principal amount of the 6.5 percent convertible subordinated debentures due 2005 which were assumed in the ATC Merger, Conseco issued 560,807 shares of registered Conseco common stock and an additional 19,378 shares of Conseco common stock which were not registered under the Securities Act of 1933. The 19,378 shares were exempt from registration under Section 3(a)(9) of the Securities Act of 1933.


     ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

      a)   Exhibits.

           11.1   Computation of Earnings Per Share - Primary.

           11.2   Computation of Earnings Per Share - Fully Diluted.

           27.0   Financial Data Schedule.

           99.1 Pro Forma Consolidated Financial Statements of Conseco, Inc. and Subsidiaries

      b)   Reports on Form 8-K.

           None.

                         CONSECO, INC. AND SUBSIDIARIES






                                    SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                  CONSECO, INC.


  Dated: May 13, 1997             By:   /s/ ROLLIN M. DICK
                                       -------------------
                                       Rollin M. Dick,
                                       Executive Vice President and
                                         Chief Financial Officer
                                         (authorized officer and principal
                                         financial officer)