Form 10-Q
period 1997-06-30
CONSECO INC
filed 1997-08-14
CIK 719241

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

       [ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended June 30, 1997

       [   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from ___ to ___

                          Commission File Number 1-9250


                                  Conseco, Inc.

             Indiana                                     No. 35-1468632
       --------------------                       -----------------------------
      State of Incorporation                     IRS Employer Identification No.


                          11825 N. Pennsylvania Street
                      Carmel, Indiana 46032 (317) 817-6100
                 ------------------------------- --------------
                Address of principal executive offices Telephone


    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [ X ] No [ ]



      Shares of common stock outstanding as of August 1, 1997: 187,880,480





                                                 PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                                                 CONSECO, INC. AND SUBSIDIARIES

                                                   CONSOLIDATED BALANCE SHEET
                                                      (Dollars in millions)

                                                             ASSETS



                                                                                                 June 30,      December 31,
                                                                                                   1997            1996
                                                                                                   ----            ----
                                                                                               (unaudited)
Investments:
   Actively managed fixed maturities at fair value (amortized cost:
     1997 - $18,977.1; 1996 - $17,203.3)......................................................   $19,060.2     $17,307.1
   Equity securities at fair value (cost: 1997 - $181.8; 1996 - $97.6)........................       186.7          99.7
   Mortgage loans.............................................................................       324.5         356.0
   Credit-tenant loans........................................................................       545.2         447.1
   Policy loans...............................................................................       619.4         542.4
   Other invested assets .....................................................................       367.6         259.6
   Short-term investments.....................................................................       364.3         281.6
   Assets held in separate accounts...........................................................       393.5         337.6
                                                                                                 ---------     ---------

       Total investments......................................................................    21,861.4      19,631.1

Accrued investment income.....................................................................       339.6         296.9
Cost of policies purchased....................................................................     2,505.3       2,015.0
Cost of policies produced.....................................................................       728.0         544.3
Reinsurance receivables.......................................................................       792.7         504.2
Income tax assets.............................................................................       289.8           8.8
Goodwill (net of accumulated amortization: 1997 - $122.0; 1996 - $83.2).......................     3,133.6       2,200.8
Property and equipment (net of accumulated depreciation: 1997 - $78.8; 1996 - $69.7) .........       148.7         110.5
Securities segregated for future redemption of  redeemable preferred stock of a subsidiary....        33.3          45.6
Other assets..................................................................................       355.4         255.5
                                                                                                 ---------     ---------

       Total assets...........................................................................   $30,187.8     $25,612.7
                                                                                                 =========     =========










                                                    (continued on next page)







               The accompanying notes are an integral part of the
                       consolidated financial statements.




                                                 CONSECO, INC. AND SUBSIDIARIES

                                              CONSOLIDATED BALANCE SHEET, continued
                                                      (Dollars in millions)

                                              LIABILITIES AND SHAREHOLDERS' EQUITY




                                                                                                 June 30,      December 31,
                                                                                                   1997            1996
                                                                                                   ----            ----
                                                                                                (unaudited)
Liabilities:
   Insurance liabilities:
     Interest sensitive products..............................................................   $15,589.1      $14,795.5
     Traditional products.....................................................................     4,699.2        3,180.1
     Claims payable and other policyholder funds..............................................     1,370.2        1,056.3
     Unearned premiums........................................................................       439.2          272.4
   Investment borrowings......................................................................       433.0          383.4
   Other liabilities..........................................................................       988.8          709.5
   Liabilities related to separate accounts ..................................................       393.5          337.6
   Commercial paper...........................................................................       487.2            -
   Notes payable..............................................................................     1,286.5        1,094.9
                                                                                                 ---------      ---------

           Total liabilities..................................................................    25,686.7       21,829.7
                                                                                                 ---------      ---------

Minority interest:
   Company-obligated mandatorily redeemable preferred securities
     of subsidiary trusts.....................................................................       900.0          600.0
   Mandatorily redeemable preferred stock of subsidiary.......................................        67.7           97.0
   Common stock of subsidiary.................................................................          .7             .7

Shareholders' equity:
   Preferred stock............................................................................       122.0          267.1
   Common stock and additional paid-in capital (no par value, 500,000,000 shares authorized, shares issued and outstanding: 1997 - 187,210,297;
     1996 - 167,128,228)......................................................................     2,448.9        2,029.6
   Unrealized appreciation (depreciation) of securities:
     Fixed maturity securities (net of applicable deferred income taxes:
        1997 - $13.8; 1996 - $21.5)...........................................................        25.6           39.8
     Other investments (net of applicable deferred income taxes:
        1997 - $(.2); 1996 - $(.5))...........................................................         (.4)           (.9)
   Retained earnings..........................................................................       936.6          749.7
                                                                                                 ---------      ---------

           Total shareholders' equity.........................................................     3,532.7        3,085.3
                                                                                                 ---------      ---------

           Total liabilities and shareholders' equity.........................................   $30,187.8      $25,612.7
                                                                                                 =========      =========










               The accompanying notes are an integral part of the
                       consolidated financial statements.




                                                 CONSECO, INC. AND SUBSIDIARIES

                                              CONSOLIDATED STATEMENT OF OPERATIONS
                                                      (Dollars in millions)
                                                           (unaudited)
                                                                                 Three months ended          Six months ended
                                                                                      June 30,                    June 30,
                                                                                 -------------------        ------------------
                                                                                 1997           1996        1997         1996
                                                                                 ----           ----        ----         ----
Revenues:
   Insurance policy income:
     Traditional products.....................................................  $  776.5       $339.6     $1,342.6     $   682.4
     Interest sensitive products..............................................     108.5         32.0        212.5          59.0
   Net investment income......................................................     444.9        288.2        854.1         561.9
   Net investment gains (losses)..............................................      15.8         (3.0)        20.9           2.9
   Fee revenue and other income...............................................      14.8         15.7         29.4          27.7
   Restructuring income.......................................................        -            -            -           30.4
                                                                                --------       ------     --------     ---------

       Total revenues.........................................................   1,360.5        672.5      2,459.5       1,364.3
                                                                                --------       ------     --------     ---------

Benefits and expenses:
   Insurance policy benefits..................................................     573.2        269.8        986.9         544.5
   Change in future policy benefits...........................................      40.0          2.8         81.6          12.0
   Amounts added to annuity and financial product policyholder
     account balances.........................................................     189.9        150.6        379.8         289.7
   Interest expense on notes payable..........................................      25.5         25.8         51.3          54.2
   Interest expense on short-term investment borrowings.......................       5.5          4.9          8.3           8.6
   Amortization related to operations.........................................     114.9         54.9        218.5          99.5
   Amortization related to investment gains (losses)..........................      14.8          3.2         26.6          12.3
   Nonrecurring expense related to death of an executive officer..............       9.3           -           9.3            -
   Other operating costs and expenses.........................................     156.2         59.2        270.6         122.0
                                                                                --------       ------     --------     ---------

       Total benefits and expenses............................................   1,129.3        571.2      2,032.9       1,142.8
                                                                                --------       ------     --------     ---------

       Income before income taxes, minority interest and extraordinary charge.     231.2        101.3        426.6         221.5

Income tax expense............................................................      84.3         39.4        154.9          84.3
                                                                                --------       ------     --------     ---------

       Income before minority interest and extraordinary charge ..............     146.9         61.9        271.7         137.2

Minority interest:
   Distributions on Company-obligated mandatorily redeemable preferred
     securities of subsidiary trusts..........................................      12.9           -          21.6            -
   Dividends on preferred stock of subsidiaries...............................       1.2          2.5          2.5           5.1
   Equity in earnings of subsidiaries.........................................        -           9.3           -           18.3
                                                                                --------       ------     --------     ---------

       Income before extraordinary charge ....................................     132.8         50.1        247.6         113.8

Extraordinary charge on extinguishment of debt, net of taxes and
   minority interest..........................................................       2.2           -           5.5          17.4
                                                                                --------       ------     --------     ---------

       Net income.............................................................     130.6         50.1        242.1          96.4

Less amounts applicable to preferred stock:
   Charge related to induced conversions......................................        .9          -           13.2           -
   Preferred stock dividends..................................................       2.2          9.1          4.5          17.2
                                                                                --------       ------    ---------     ---------

       Net income applicable to common stock..................................  $  127.5      $  41.0    $   224.4     $    79.2
                                                                                ========      =======    =========     =========

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




                                                 CONSECO, INC. AND SUBSIDIARIES

                                         CONSOLIDATED STATEMENT OF OPERATIONS, continued
                                          (Dollars in millions, except per share data)
                                                           (unaudited)

                                                                             Three months ended           Six months ended
                                                                                   June 30,                    June 30,
                                                                            --------------------         -----------------
                                                                            1997            1996         1997         1996
                                                                            ----            ----         ----         ----
Earnings per common share and common equivalent share:
   Primary:
     Weighted average shares outstanding............................    214,917,600    105,133,300  209,436,300    102,250,200
     Income before extraordinary charge.............................           $.62           $.43        $1.12          $1.02
     Extraordinary charge...........................................            .01           -             .02            .17
                                                                               ----           ----        -----         ------

       Net income....................................................          $.61           $.43        $1.10         $  .85
                                                                               ====           ====        =====         ======

   Fully diluted:
     Weighted average shares outstanding.............................   214,917,600    123,011,300  209,436,300    121,286,400
     Income before extraordinary charge..............................          $.62           $.41        $1.12           $.94
     Extraordinary charge............................................           .01           -             .02            .15
                                                                               ----           ----        -----          -----

       Net income....................................................          $.61           $.41        $1.10           $.79
                                                                               ====           ====        =====           ====














               The accompanying notes are an integral part of the
                       consolidated financial statements.




                                                 CONSECO, INC. AND SUBSIDIARIES

                                         CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                                      (Dollars in millions)
                                                           (unaudited)
                                                                                                    Six months ended
                                                                                                        June 30,
                                                                                                   ------------------
                                                                                                   1997          1996
                                                                                                   ----          ----
Preferred stock:
   Balance, beginning of period..............................................................   $  267.1       $  283.5
     Issuance of convertible preferred stock.................................................        -            267.1
     Conversion of preferred stock into common shares........................................     (145.1)         (14.1)
                                                                                                --------       --------

   Balance, end of period....................................................................   $  122.0       $  536.5
                                                                                                ========       ========

Common stock and additional paid-in capital:
   Balance, beginning of period..............................................................   $2,029.6       $  157.2
     Amounts related to stock options and employee benefit plans.............................      162.2            8.9
     Tax benefit related to issuance of shares under stock option plans......................       82.5           15.5
     Conversion of convertible debentures into common shares.................................      152.1            -
     Conversion of preferred stock into common shares........................................      145.1           14.1
     Issuance of shares in merger with Capitol American Financial Corporation................      115.7            -
     Issuance of shares in merger with Pioneer Financial Services, Inc.......................      342.5            -
     Cost of issuance of preferred stock.....................................................       (3.3)          (9.2)
     Cost of shares acquired charged to common stock and additional paid-in capital..........     (574.9)          (3.1)
     Other...................................................................................       (2.6)           -
                                                                                                --------       --------

   Balance, end of period....................................................................   $2,448.9       $  183.4
                                                                                                ========       ========

Unrealized appreciation (depreciation) of securities:
   Fixed maturity securities:
     Balance, beginning of period............................................................   $   39.8       $  112.6
       Change in unrealized appreciation (depreciation)......................................      (14.2)        (168.6)
                                                                                                --------       --------

     Balance, end of period..................................................................   $   25.6       $  (56.0)
                                                                                                ========       ========

   Other investments:
     Balance, beginning of period............................................................   $    (.9)      $     .1
       Change in unrealized appreciation (depreciation)......................................         .5             .2
                                                                                                --------       --------

     Balance, end of period..................................................................   $   ( .4)      $     .3
                                                                                                ========       ========

Retained earnings:
   Balance, beginning of period..............................................................   $  749.7       $  558.3
     Net income .............................................................................      242.1           96.4
     Cost of shares acquired charged to retained earnings....................................      (25.4)         (22.9)
     Amounts applicable to preferred stock:
       Charge related to induced conversion of convertible preferred stock...................      (12.3)            -
       Dividends on preferred stock..........................................................       (5.4)         (17.2)
     Dividends on common stock...............................................................      (12.1)          (1.9)
                                                                                                --------       --------

   Balance, end of period....................................................................   $  936.6       $  612.7
                                                                                                ========       ========

       Total shareholders' equity............................................................   $3,532.7       $1,276.9
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




                                                 CONSECO, INC. AND SUBSIDIARIES

                                              CONSOLIDATED STATEMENT OF CASH FLOWS
                                                      (Dollars in millions)
                                                           (unaudited)

                                                                                                    Six months ended
                                                                                                        June 30,
                                                                                                   ------------------
                                                                                                   1997          1996
                                                                                                   ----          ----
Cash flows from operating activities:
   Net income................................................................................  $   242.1      $    96.4
   Adjustments to reconcile net income to net cash provided by operating activities:
     Amortization and depreciation...........................................................      254.3          115.8
     Income taxes............................................................................      (11.4)          (3.3)
     Insurance liabilities...................................................................      (27.2)          41.3
     Amounts added to annuity and financial product policyholder account balances............      379.8          289.7
     Fees charged to insurance liabilities...................................................     (211.1)         (58.4)
     Accrual and amortization of investment income...........................................      (27.4)         (31.4)
     Deferral of cost of policies produced...................................................     (261.6)        (139.2)
     Restructuring income....................................................................         -           (30.4)
     Minority interest.......................................................................         -            17.6
     Extraordinary charge on extinguishment of debt..........................................        8.4           26.7
     Net investment gains....................................................................      (20.9)          (2.9)
     Other...................................................................................       10.0          (38.9)
                                                                                               ---------      ---------

       Net cash provided by operating activities.............................................      335.0          283.0
                                                                                               ---------      ---------

Cash flows from investing activities:
   Sales of investments......................................................................    6,259.8        3,037.1
   Maturities and redemptions................................................................      249.4          302.2
   Purchases of investments..................................................................   (6,552.4)      (3,622.8)
   Purchase of property and casualty insurance brokerage businesses..........................         -           (12.0)
   Purchase of mandatorily redeemable preferred stock of subsidiary..........................      (30.5)            -
   Repurchase of equity securities by Bankers Life Holding Corporation.......................         -           (27.7)
   Acquisition of Capitol American Financial Corporation, net of cash held at date of merger.     (522.1)            -
   Cash held by Pioneer Financial Services, Inc. at date of merger...........................       44.2             -
   Other.....................................................................................      (59.4)         (26.1)
                                                                                               ---------      ---------

       Net cash used by investing activities ................................................     (611.0)        (349.3)
                                                                                               ---------      ---------

Cash flows from financing activities:
   Issuance of Company-obligated mandatorily redeemable preferred stock of subsidiary trusts.      296.7             -
   Issuance of shares related to stock options and employee benefit plans....................       27.1            1.5
   Issuance of convertible preferred stock...................................................        -            257.9
   Issuance of commercial paper, net.........................................................      487.2             -
   Issuance of notes payable.................................................................    1,317.4          404.1
   Payments on notes payable.................................................................   (1,180.7)        (645.4)
   Payments to repurchase equity securities of Conseco.......................................     (480.6)         (21.5)
   Investment borrowings.....................................................................       49.6          146.9
   Deposits to insurance liabilities.........................................................      956.4          770.5
   Withdrawals from insurance liabilities....................................................   (1,083.6)        (875.3)
   Charge related to induced conversion of convertible preferred stock.......................      (13.2)            -
   Dividends paid ...........................................................................      (17.6)         (15.6)
                                                                                               ---------      ---------

       Net cash provided by financing activities.............................................      358.7           23.1
                                                                                               ---------      ---------

       Net increase (decrease) in short-term investments.....................................       82.7          (43.2)

Short-term investments, beginning of period..................................................      281.6          189.9
                                                                                               ---------      ---------

Short-term investments, end of period........................................................  $   364.3      $   146.7
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

     BASIS OF PRESENTATION

     Our unaudited consolidated financial statements as of and for the periods ended June 30, 1997 and 1996, reflect all adjustments, consisting only of normal recurring items, which are necessary to present fairly Conseco's financial position and results of operations on a basis consistent with that of our prior audited consolidated financial statements. We have reclassified certain amounts from the prior period to conform to the 1997 presentation. We have restated all share and per share amounts for the February 11, 1997, and April 1, 1996 two-for-one stock splits.

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

     Consolidation issues. Conseco's ownership of Bankers Life Holding Corporation ("BLH") was 88 percent at December 31, 1995, and increased to 90.5 percent at March 31, 1996, as a result of share repurchases by BLH. On December 31, 1996, we completed the purchase of BLH common shares we did not previously own in a transaction pursuant to which BLH merged with a wholly owned subsidiary of Conseco (the "BLH Merger"). The accounts of BLH are consolidated with Conseco's accounts for all periods in the accompanying consolidated financial statements.

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

     Conseco Capital Partners II, L.P. ("Partnership II"), Conseco's second investment partnership, acquired American Life Holdings, Inc. ("ALH") on September 29, 1994. Because Conseco was the sole general partner of Partnership II, Conseco controlled Partnership II and ALH even though our ownership interest was less than 50 percent. Because of this control, Conseco's consolidated financial statements were required to include the accounts of ALH. Immediately after the acquisition of ALH, Conseco, through its direct investment and through its equity interests in the investments made by BLH and other affiliates, had approximately a 27 percent ownership interest in ALH. Conseco's ownership interest in ALH increased to 36 percent in 1995.

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

     On August 2, 1996, we completed the acquisition (the "LPG Merger") of Life Partners Group, Inc. ("LPG") and LPG became a wholly owned subsidiary of Conseco. On December 17, 1996, we completed the acquisition (the "ATC Merger") of American Travellers Corporation ("ATC") and ATC was merged with and into Conseco, with Conseco being the surviving corporation. On December 23, 1996, we completed the acquisition (the "THI Merger") of Transport Holdings Inc. ("THI") and THI was merged with and into Conseco with Conseco being the surviving corporation. On March 4, 1997, we completed the acquisition (the "CAF Merger") of Capitol American Financial Corporation ("CAF") and CAF became a wholly owned subsidiary of Conseco. On May 30, 1997, we completed the acquisition (the "PFS Merger") of Pioneer Financial Services, Inc. ("PFS") and PFS became a wholly owned subsidiary of Conseco. The accounts of LPG are consolidated with Conseco effective July 1, 1996; the accounts of ATC and THI are

                         CONSECO, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


consolidated effective December 31, 1996; the accounts of CAF are consolidated effective January 1, 1997; and the accounts of PFS are consolidated effective April 1, 1997.

     ADJUSTMENT TO ACTIVELY MANAGED FIXED MATURITY SECURITIES

     We classify fixed maturity securities into three categories: "actively managed" (which are carried at estimated fair value), "trading account" (which are carried at estimated fair value) and "held to maturity" (which are carried at amortized cost). We did not classify any fixed maturity securities in the held to maturity or trading categories at June 30, 1997.

     Adjustments to carry actively managed fixed maturity securities at fair value have no effect on our earnings. We record them, net of tax and other adjustments, as an adjustment to shareholders' equity. The components of the balance sheet caption "unrealized appreciation (depreciation) of fixed maturity securities, net" in shareholders' equity at June 30, 1997, and December 31, 1996, are as follows:

                                                            June 30, 1997                         December 31, 1996
                                               -------------------------------------    ----------------------------------
                                                              Effect of                              Effect of
                                                             fair value     Carrying                fair value    Carrying
                                                Cost basis   adjustments      value    Cost basis   adjustments     value
                                                ----------   -----------      -----    ----------   -----------     -----
                                                                            (Dollars in millions)

Actively managed fixed maturity
    securities...............................   $18,977.1     $  83.1       $19,060.2   $17,203.3      $103.8     $17,307.1
Other balance sheet items:
    Cost of policies purchased...............     2,552.0       (46.7)        2,505.3     2,059.2       (44.2)      2,015.0
    Cost of policies produced................       723.0         5.0           728.0       542.6         1.7         544.3
    Amounts related to assets held in trust
       under reinsurance agreements
       (included in other liabilities).......         -          (2.0)           (2.0)         -           -             -
    Income tax assets........................       303.6       (13.8)          289.8        30.3       (21.5)          8.8
                                                              -------                                 -------

Unrealized appreciation (depreciation)
       of fixed maturity securities, net.....                 $  25.6                                 $  39.8
                                                              =======                                 =======


     DERIVATIVE FINANCIAL INSTRUMENTS

     Conseco has entered into interest rate swap agreements which expire in 2002. Such agreements effectively convert the fixed cost the Company incurs on $200.0 million of Company-obligated mandatorily redeemable preferred securities of subsidiary trusts to a variable rate during the next five years. Under the agreements, Conseco receives a weighted average fixed rate of 6.82 percent and pays a floating rate based on LIBOR, determined quarterly. At June 30, 1997, the weighted average floating rate was approximately 5.79 percent. Unrealized gains or losses related to the interest rate swap agreements (which were not material at June 30, 1997) are not reflected in the consolidated financial statements.

     In 1996, we introduced equity-indexed annuity products, which provide a guaranteed base rate of return with a higher potential return linked to the performance of a broad-based equity index. We also implemented a hedging program under which we purchase Standard & Poor's 500 Index Call Options ("S&P Options"). We buy S&P Options to offset potential increases in policyholder account balances for equity-indexed annuity policies resulting from increases in the index to which the products are linked. We include the cost of the S&P Options in the pricing of the equity-indexed annuity products. We reflect changes in the values of the S&P Options, which fluctuate in relation to changes in policyholder account balances for these annuities, in net investment income.

     During the six months ended June 30, 1997, net investment income increased by $16.9 million as a result of changes in the value of the S&P Options. Such investment income was offset by amounts added to policyholder account balances for annuities and financial products. The value of the S&P Options was $29.2 million at June 30, 1997. Such instruments are classified as other invested assets.

                         CONSECO, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     Conseco is exposed to the risk of loss in the event of non-performance by the counterparties of the aforementioned derivative financial instruments. Conseco limits its exposure to such a loss by diversifying among counterparties and limiting its exposure to parties believed to be creditworthy. At June 30, 1997, all of the counterparties were rated A or higher by Standard & Poor's Corporation.

     ACQUISITIONS

     Capitol American Financial Corporation

     On March 4, 1997, we completed the CAF Merger. Each outstanding share of CAF common stock was exchanged for the right to receive $30.75 in cash plus
0.1647 of a share of Conseco common stock. We paid $549.3 million (including acquisition expenses of $10.7 million) in cash and issued 3.0 million shares of Conseco common stock (including .1 million common equivalent shares issued in exchange for CAF's outstanding options) having a value of approximately $115.7 million. We also assumed a $31.0 million note payable of CAF, which was repaid at the date of the CAF Merger.

     CAF, through its insurance subsidiaries, underwrites, markets and distributes individual and group supplemental health and accident insurance. CAF's principal insurance subsidiary is Capitol American Life Insurance Company ("CALI"), an Arizona- domiciled insurance company. CALI is licensed to sell its products in 47 states, the District of Columbia, Puerto Rico and the U.S. Virgin Islands, and markets its products through a sales force consisting of independent agents, agent organizations and brokers.

     Pioneer Financial Services, Inc.

     On May 30, 1997, we completed the PFS Merger. Each outstanding share of PFS common stock was exchanged for .7077 of a share of Conseco common stock. We issued 8.6 million shares of Conseco common stock (including .2 million common equivalent shares issued in exchange for PFS's outstanding options) having a value of approximately $342.5 million. We assumed PFS's convertible subordinated notes, which are convertible into 3.1 million shares of Conseco common stock having a value of $140.9 million (of which $86.1 million, representing the principal amount outstanding, is included in notes payable and $54.8 million, representing the additional value attributable to the conversion feature, is included in other liabilities). We also assumed a $21.3 million note payable of PFS, which was repaid at the date of the PFS Merger.

     PFS, through its insurance subsidiaries, underwrites life insurance, annuities and health insurance in selected niche markets throughout the United States.

     Effect of Merger Transactions on Consolidated Financial Statements

     We used purchase accounting to account for the CAF Merger effective January 1, 1997, and the PFS Merger effective April 1, 1997. We allocated the cost to acquire CAF and PFS to the assets and liabilities acquired based on their fair values as of their effective dates, and recorded the excess of the total purchase cost over the fair value of the liabilities we assumed as goodwill.

     We allocated the total purchase cost to the assets and liabilities acquired based on a preliminary determination of their fair values. We may adjust this allocation when we make a final determination of such values. We do not expect any adjustment to be material, however.

                         CONSECO, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     The following summarizes the effects of the acquisitions described above on the consolidated balance sheet and consolidated statement of cash flows as of the effective date of the respective transactions (dollars in millions):

                                                                                               CAF               PFS
                                                                                              Merger           Merger
                                                                                              ------           ------

     Fixed maturities...................................................................      $ 808.4       $ 1,007.4
     Equity securities..................................................................          9.4            30.9
     Policy loans.......................................................................          -              83.9
     Accrued investment income..........................................................          8.6            16.4
     Cost of policies purchased.........................................................        400.1           260.2
     Reinsurance receivables............................................................          -             207.6
     Goodwill...........................................................................        370.6           318.3
     Income tax assets (liabilities)....................................................        (35.9)           34.8
     Insurance liabilities..............................................................       (874.5)       (1,463.0)
     Notes payable......................................................................        (31.0)         (107.4)
     Common stock and additional paid-in capital........................................       (115.7)         (342.5)
     Other..............................................................................        (17.9)          (90.8)
                                                                                              -------       ---------

         Cash (provided) used...........................................................      $ 522.1       $   (44.2)
                                                                                              =======       =========

     The Company intends to reduce significantly the operating expenses of the companies acquired during 1996 and 1997 by centralizing most of their operations with those of its other companies. Accordingly, most employees of the acquired companies will either be terminated or relocated. The following estimated liabilities related to these terminations and relocations were included in the costs to acquire these companies: $8.2 million, with respect to LPG; $3.3 million, with respect to ALH; $5.2 million, with respect to ATC; $7.8 million, with respect to THI; $11.2 million, with respect to CAF; and $30.3 million, with respect to PFS. Through June 30, 1997, the plans with respect to LPG, ALH, THI and CAF have been completed and the amounts established as a liability for such plans, consisting primarily of employee severance benefits, have been paid. There have been no significant adjustments to the estimated liabilities established for termination and relocation costs. If the ultimate costs to complete these plans are less than the estimated liability, the excess liability will be reflected as an adjustment to the liabilities assumed (with a corresponding adjustment to goodwill). If the ultimate costs to complete these plans are more than the estimated liability, an adjustment to the liability will be made (with a corresponding adjustment to goodwill), if such adjustment is determined within one year of the date of each of the mergers. Thereafter, any additional amounts will be included in the determination of the Company's net income.

     REINSURANCE

     Prior to its acquisition by Conseco, a subsidiary of PFS entered into certain reinsurance arrangements under which the subsidiary retained the assets and related insurance liabilities, but not the risks associated with the business. Such assets and liabilities each totaled approximately $220 million at June 30, 1997. The PFS subsidiary does not participate in the realized gains and losses on the assets held in trust under these arrangements. Accordingly, we have established an amount due to the reinsurer (classified as other liabilities) of $2.0 million at June 30, 1997, representing the unrealized gain related to actively managed fixed maturities held in trust under these agreements (with a corresponding reduction to unrealized appreciation).

     COMMERCIAL PAPER PROGRAM

     We instituted a commercial paper program in April 1997 to lower our borrowing costs and improve our liquidity. Borrowings under our commercial paper program for the period April 24, 1997 through June 30, 1997, averaged approximately $328 million. The weighted average rate on such borrowings was 6.1 percent at June 30, 1997. Maximum permitted borrowings under our revolving credit facility are reduced by the aggregate outstanding commercial paper of Conseco. At June 30, 1997, we could borrow up to an additional $181.2 million under our revolving credit facility or commercial paper program.

                         CONSECO, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     CHANGES IN NOTES PAYABLE

     Notes payable of the Company were as follows:

                                                                                        June 30,     December 31,
                                                                     Interest rate        1997           1996
                                                                     -------------        ----           ----
                                                                                          (Dollars in millions)

Borrowings under revolving credit agreements.........................    6.03% (1)     $   730.0        $  465.0
Senior notes due 2003................................................   8.125%             170.0           170.0
Senior notes due 2004................................................    10.5%             191.6           200.0
Subordinated notes due 2004..........................................   11.25%              22.0            98.1
Convertible subordinated debentures due 2005.........................     6.5%              33.7           102.8
Convertible subordinated notes due 2003..............................     6.5%              86.1              -
Other................................................................  Various              44.8            45.2
                                                                                        --------        --------

     Total principal amount..........................................                    1,278.2         1,081.1

Unamortized net premium..............................................                        8.3            13.8
                                                                                        --------        --------

     Total...........................................................                   $1,286.5        $1,094.9
                                                                                        ========        ========

(1)  Current weighted average rate at June 30, 1997.

     1997 changes in notes payable

     In the first six months of 1997, we repurchased $76.1 million par value of the 11.25 percent subordinated notes due 2004 for $87.7 million. We recognized an extraordinary charge of $4.9 million (net of a $2.6 million tax benefit) as a result of such repurchases.

     During the first six months of 1997, we repurchased $8.4 million par value of the 10.5 percent senior notes due 2004 for $9.8 million. We recognized an extraordinary charge of $.6 million (net of $.3 million tax benefit) as a result of such repurchases.

     During the first six months of 1997, $65.1 million par value of convertible subordinated debentures due 2005 were converted into 5.0 million shares of Conseco common stock. Such convertible debentures were acquired in conjunction with the ATC Merger. We paid $4.4 million to induce the holders to convert such convertible subordinated debentures. In addition, we repurchased $4.0 million par value of the convertible debentures for $12.2 million. The extraordinary charge recognized as a result of the inducement payment and repurchases was not significant since such amount approximated amounts reflected in the fair value of the debentures which was recorded as a liability at the ATC Merger date. At June 30, 1997, the value of the remaining convertible debentures in excess of the principal balance (the value attributable to the conversion feature) of $46.7 million is included in other liabilities.

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

     In March 1996, BLH completed a tender offer pursuant to which it repurchased $148.3 million principal balance of its 13 percent senior subordinated notes for $173.2 million. The repurchased notes had a carrying value of $157.8 million. In the first quarter of 1996, we recognized an extraordinary charge of $8.1 million (net of a $4.3 million tax benefit) representing the unamortized debt issuance costs related to the prior agreement. During the second quarter of 1996, BLH repurchased $.1 million par value of its 13 percent senior subordinated notes with no material loss realized.

                         CONSECO, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     CHANGES IN PREFERRED STOCK

     During the first six months of 1997, 2,374,300 shares of Preferred Redeemable Increased Dividend Equity Securities Convertible Preferred Stock ("PRIDES") were converted by holders of such shares into 8.1 million shares of common stock. We paid $13.2 million to induce the holders to convert the PRIDES. Such payment is reflected in the consolidated financial statements as a dividend paid to such holders.

     CHANGES IN COMMON STOCK

     Changes in the number of shares of common stock outstanding for the first six months of 1997 were as follows:

Balance, December 31, 1996................................................................     167,128,228
   Stock options exercised................................................................      10,998,478
   Shares issued in conjunction with the CAF Merger.......................................       2,881,597
   Shares issued in conjunction with the PFS Merger.......................................       8,382,617
   Common shares converted from convertible subordinated debentures.......................       4,976,429
   Common shares converted from PRIDES....................................................       8,120,106
   Common stock acquired under option exercise and repurchase programs....................     (15,397,463)
   Shares issued under employee benefit and compensation plans............................         120,305
                                                                                              ------------

Balance, June 30, 1997....................................................................     187,210,297
                                                                                              ============

     In the second quarter of 1997, Conseco implemented an option exercise program under which its chief executive officer and four of its executive vice presidents exercised outstanding options to purchase approximately 9.1 million shares of Conseco common stock. The options exercised would otherwise have remained exercisable until various dates through 2006. As a result of the exercise, the Company realized a tax benefit of $80.0 million (net of payroll taxes incurred of $3.5 million), equal to the aggregate tax incurred by the executives as a result of the exercise. The tax benefit is reflected as an increase to additional paid-in capital. The executives paid for the exercised options by tendering 3.0 million previously owned shares. The Company withheld
2.8 million exercised shares to cover federal and state taxes owed by the executives as a result of the exercise transaction. No cash was exchanged and the Company issued approximately 3.3 million shares of common stock to the executives, net of withheld shares. The Company also granted to the executive officers new options to purchase a total of 5.8 million shares at a weighted average price of $39.48 per share (the market price per share on the grant dates) to replace the shares surrendered for taxes and the exercise price.

     In April 1997, we commenced a new program to repurchase up to 5 million Conseco common shares in open market or negotiated transactions. In June 1997, the program was expanded to 10 million shares. The timing and terms of the purchases are to be determined based on market conditions and other considerations. We repurchased 9.6 million shares under the program in the second quarter of 1997 for $371.7 million.

     The $600.3 million cost of the shares repurchased by Conseco in connection with the option exercise program and share repurchase program was allocated to shareholders' equity accounts as follows: (i) $574.9 million to common stock and additional paid-in capital (such allocation was based on the value received by Conseco for shares issued in our recent acquisitions); and (ii) $25.4 million to retained earnings.

     CHANGES IN MINORITY INTEREST

     Minority interest represents the interests of investors other than Conseco in its subsidiaries. Minority interest at June 30, 1997, included: (i) $900.0 million par value of Company-obligated mandatorily redeemable preferred securities of subsidiary trusts; (ii) $67.7 million interest in the mandatorily redeemable preferred stock of a subsidiary; and (iii) $.7 million interest in the common stock of a subsidiary.

                         CONSECO, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     Effective March 31, 1997, Conseco Financing Trust III, a subsidiary of Conseco, issued 300,000 Capital Securities at $1,000 per security. Each Capital Security will pay cumulative cash distributions at the annual rate of 8.796 percent of the stated $1,000 liquidation amount per security payable semi-annually commencing October 1, 1997. The Capital Securities are fully and unconditionally guaranteed by Conseco as to distributions and other payments. Conseco Financing Trust III used the proceeds of the offering to acquire an equivalent amount of 8.796% Subordinated Deferrable Interest Debentures due April 1, 2027 (the "Debentures") issued by Conseco. Conseco, in turn, used the net proceeds from the issuance of the Debentures of approximately $296.7 million (after underwriting and associated costs) to repay bank debt. The sole asset of Conseco Financing Trust III is the Debentures. We can cause the Capital Securities to be redeemed at our option at a price equal to the greater of: (i) the principal amount; or (ii) the sum of the present values of the principal amount and scheduled interest payments from the redemption date to the maturity date. The Debentures are subordinated to all of our senior indebtedness and mature on April 1, 2027.

     Changes in minority interest during the first six months of 1997 and 1996 are summarized below:

                                                                                                   1997          1996
                                                                                                   ----          ----
                                                                                                  (Dollars in millions)

Minority interest, beginning of period.........................................................    $697.7      $ 403.3
   Changes in investments made by minority shareholders:
     Issuance of Company-obligated mandatorily redeemable preferred securities of
       subsidiary trusts.......................................................................     300.0           -
     Repurchase of mandatorily redeemable preferred stock of a subsidiary......................     (26.0)          -
     Mandatorily redeemable preferred stock of a subsidiary held by
       PFS prior to the PFS Merger.............................................................      (2.7)          -
     Repurchase by BLH of its common stock.....................................................       -          (18.7)
   Minority  interests'  equity  in the  change  in  financial  position  of the
     Company's subsidiaries:
       Net income................................................................................    24.1         23.4
       Unrealized depreciation of securities ....................................................     -         (109.9)
       Dividends.................................................................................   (24.1)        (5.8)
       Amortization of value in excess of par of mandatorily redeemable preferred stock
         of a subsidiary.........................................................................     (.6)          -
                                                                                                   ------      -------

Minority interest, end of period ..............................................................    $968.4      $ 292.3
                                                                                                   ======      =======

     During the first six months of 1997, we completed the purchase of all of the $2.32 Redeemable Cumulative Preferred Stock of a subsidiary formerly held by minority interests. As a result, securities having an amortized cost of $13.8 million were removed from a segregated account.

     DIRECTOR, EXECUTIVE AND SENIOR OFFICER STOCK PURCHASE PLAN

     The Director, Executive and Senior Officer Stock Purchase Plan is designed to encourage direct, long-term ownership of Conseco common stock by Board members, executive officers and certain senior officers. Under the program, up to 8.0 million shares of Conseco common stock may be purchased in open market or negotiated transactions with independent parties. At June 30, 1997, 4.0 million shares had been purchased under the plan. Purchases are financed by personal loans to the participants from a bank. Such loans are collateralized by the Conseco common stock purchased. Conseco guaranteed the loans, but has recourse to the participants if it incurs a loss under the guarantee. In addition, we provide loans to the participants for interest payments under the bank loans. At June 30, 1997, the bank loans guaranteed by Conseco totaled $83.4 million, the loans provided by Conseco for interest totaled $4.8 million and the common stock that collateralizes the loans had a fair value of $148.0 million.

                         CONSECO, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     CONSOLIDATED STATEMENT OF CASH FLOWS

     The following non-cash items were not reflected in the consolidated statement of cash flows in 1997: (i) the issuance of Conseco common stock valued at $342.5 million in the PFS Merger; (ii) the issuance of Conseco common stock valued at $115.7 million in the CAF Merger; (iii) the acquisition of Conseco common stock of $119.7 million pursuant to the tender of shares under the option exercise program; (iv) the issuance of Conseco common stock under stock option and employee benefit plans of $135.1 million; (v) the tax benefit of $82.5 million related to the issuance of Conseco common stock under employee benefit plans; (vi) the conversion of $145.1 million of PRIDES into 8.1 million shares of Conseco common stock; and (vii) the conversion of $65.1 million par value of convertible debentures into 5.0 million shares of Conseco common stock with a recorded value of $152.1 million. The following non-cash items were not reflected in the consolidated statement of cash flows in 1996: (i) the issuance of $7.4 million of Conseco common stock to employee benefit plans; and (ii) the tax benefit of $15.5 million related to the issuance of Conseco common stock under employee benefit plans.

     PENDING MERGER

     Colonial Penn Life Insurance Company

     On April 30, 1997, Conseco and Leucadia National Corporation ("Leucadia") entered into an agreement under which we will acquire Leucadia's Colonial Penn Life Insurance Company unit, a direct marketer of whole life insurance to senior citizens, for $460 million in cash and notes. The transaction, which is subject to customary terms and conditions, including regulatory approvals, is expected to be completed in the third quarter of 1997. The Colonial Penn Life Insurance Company unit had total assets of approximately $1.0 billion at June 30, 1997.

     RECENTLY ISSUED ACCOUNTING STANDARD

     In February 1997, the Financial Accounting Standards Board released Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"). SFAS 128 changes the computational guidelines for earnings per share information. We will adopt the provisions of SFAS 128 in our December 31, 1997, consolidated financial statements. SFAS 128 will eliminate the presentation of primary earnings per share and replace it with basic earnings per share. Basic earnings per share differs from primary earnings per share because common stock equivalents are not considered in computing basic earnings per share. Fully diluted earnings per share will be replaced with diluted earnings per share. Diluted earnings per share is similar to fully diluted earnings per share, except in determining the number of dilutive shares outstanding for options and warrants, the proceeds that would be received upon the conversion of all dilutive options and warrants are assumed to be used to repurchase the Company's common shares at the average market price of such stock during the period. For fully diluted earnings per share, the higher of the average market price or ending market price is used. If SFAS 128 had been in effect, we would have reported the following earnings per share amounts for the three and six months ended June 30, 1997 and 1996:

                                                                             Three months ended         Six months ended
                                                                                  June 30,                   June 30,
                                                                             ------------------         -----------------
                                                                              1997         1996         1997         1996
                                                                              ----         ----         ----         ----

Basic earnings per share.................................................      $.67         $.49        $1.22         $.96

Diluted earnings per share...............................................       .61          .41         1.10          .81


                         CONSECO, INC. AND SUBSIDIARIES



     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The following discussion highlights material factors affecting the results of operations and the significant changes in the balance sheet items. Changes in 1997 and 1996 balances in the consolidated financial statements are largely affected by the LPG Merger, the ALH Stock Purchase, the ATC Merger, the THI Merger, the BLH Merger, the CAF Merger, the PFS Merger and various financings described in the notes to the consolidated financial statements included herein and the notes to the consolidated financial statements included in our 1996 Form 10-K. This discussion should be read in conjunction with both sets of consolidated financial statements and notes.

     RESULTS OF OPERATIONS

     We conduct and manage our business through four segments, reflecting our major lines of insurance business and target markets: (i) supplemental health insurance; (ii) annuities; (iii) life insurance; and (iv) other.

     Consolidated Results and Analysis

     The following table and narrative summarize the consolidated results of our operations:

                                                                           Three months ended         Six months ended
                                                                                 June 30,                  June 30,
                                                                           -----------------          -----------------
                                                                           1997         1996          1997         1996
                                                                           ----         ----          ----         ----
                                                                           (Dollars in millions, except per share data)

Operating earnings.....................................................   $136.6          $53.8       $255.7       $102.2
Net investment gains (losses), net of related costs, amortization
   and taxes...........................................................       .5           (3.7)        (3.8)        (6.1)
Nonrecurring items.....................................................     (4.3)            -          (4.3)        17.7
                                                                          ------          -----       ------       ------

       Income before extraordinary charge..............................    132.8           50.1        247.6        113.8

Extraordinary charge...................................................      2.2             -           5.5         17.4
                                                                          ------          -----       ------       ------

       Net income......................................................    130.6           50.1        242.1         96.4

Less amounts applicable to preferred stock:
   Charge related to induced conversions...............................       .9            -           13.2          -
   Preferred stock dividends...........................................      2.2            9.1          4.5         17.2
                                                                          ------          -----       ------       ------

       Net income applicable to common stock...........................   $127.5          $41.0       $224.4       $ 79.2
                                                                          ======          =====       ======       ======

Per fully diluted common share:
   Weighted average shares outstanding (in millions)...................    214.9          123.0        209.4        121.3
                                                                           =====          =====        =====        =====
   Operating earnings..................................................    $ .64           $.44        $1.22         $.84
   Net investment losses, net of related costs, amortization and taxes.     -              (.03)        (.02)        (.05)
   Nonrecurring items..................................................     (.02)            -          (.02)         .15
   Charge related to induced conversion of preferred stock.............     -                -          (.06)         -
                                                                           -----          -----       ------         ----

       Income before extraordinary charge..............................      .62            .41         1.12          .94

   Extraordinary charge................................................      .01             -           .02          .15
                                                                           -----          -----       ------         ----

       Net income......................................................    $ .61           $.41        $1.10         $.79
                                                                           =====           ====        =====         ====


                         CONSECO, INC. AND SUBSIDIARIES



     Our second quarter 1997 operating earnings were $136.6 million, or 64 cents per fully diluted share, up 154 percent and 45 percent, respectively, over the second quarter of 1996. Operating earnings during the first six months of 1997 were $255.7 million, or $1.22 per fully diluted share, up 150 percent and 45 percent, respectively, over the first six months of 1996. Operating earnings increased primarily as a result of the LPG Merger (completed effective July
1996), the ALH Stock Purchase (September 1996), the ATC Merger (December 1996), the THI Merger (December 1996), the BLH Merger (December 1996), the CAF Merger (January 1997), and the PFS Merger (April 1997). The percentage increase in operating earnings was greater than the percentage increase in operating earnings per fully diluted share primarily because of the 73 percent increase in common shares or equivalents outstanding during the second quarter of 1997 and the 75 percent increase during the first six months of 1997, resulting from the LPG Merger, the ATC Merger, the THI Merger, the CAF Merger and the PFS Merger partially offset by the repurchases of Conseco common stock.

     Net income of $130.6 million in the second quarter of 1997, or 61 cents per fully diluted share, included: (i) net investment gains (net of related costs, amortization and taxes) of $.5 million, or nil per share; (ii) an extraordinary charge of $2.2 million, or 1 cent per share, related to the early retirement of debt; and (iii) a special nonrecurring charge (net of related taxes) of $4.3 million, or 2 cents per share, related to the death of an executive officer. Net income of $50.1 million for the second quarter of 1996, or 41 cents per fully diluted share, included net investment losses (net of related costs, amortization and taxes) of $3.7 million, or 3 cents per share. Net income of $242.1 million in the first six months of 1997, or $1.10 per fully diluted share, included: (i) net investment losses (net of related costs, amortization and taxes) of $3.8 million, or 2 cents per fully diluted share; (ii) an extraordinary charge of $5.5 million, or 2 cents per share, related to early retirement of debt; (iii) a charge of 6 cents per share related to the induced conversion of preferred stock (treated as a preferred stock dividend); and (iv) 2 cents per share related to the previously discussed special nonrecurring charge. Net income of $96.4 million in the first six months of 1996, or 79 cents per fully diluted share, included: (i) net investment losses (net of related costs, amortization and taxes) of $6.1 million, or 5 cents per share; (ii) restructuring income of $17.7 million, or 15 cents per share, primarily arising from the sale of our investment in Noble Broadcast Group, Inc.; and (iii) an extraordinary charge of $17.4 million, or 15 cents per share, related to the early retirement of debt.

     Total revenues include net investment gains of $15.8 million in the second quarter of 1997 and net investment losses of $3.0 million in the second quarter of 1996. Excluding net investment gains (losses), total revenues were $1,344.7 million in the second quarter of 1997, up 99 percent from $675.5 million in the second quarter of 1996. Total revenues include net investment gains of $20.9 million and $2.9 million during the first six months of 1997 and 1996, respectively. Excluding net investment gains, total revenues were $2,438.6 million in the first six months of 1997, up 79 percent from $1,361.4 million in the first six months of 1996. Total revenues in the 1997 periods include revenues of LPG, ATC, THI, CAF and PFS (such companies were acquired in periods subsequent to the second quarter of 1996). Total revenues in the six-month period of 1996 include restructuring income of $30.4 million primarily arising from the sale of our investment in Noble Broadcast Group, Inc.

                         CONSECO, INC. AND SUBSIDIARIES



     First Six Months of 1997 Compared to the First Six Months of 1996 and the Second Quarter of 1997 Compared to the Second Quarter of 1996:

     The following tables and narratives summarize the results of our operations by business segment.

                                                                           Three months ended         Six months ended
                                                                                June 30,                    June 30,
                                                                         ---------------------        -----------------
                                                                          1997            1996        1997         1996
                                                                          ----            ----        ----         ----
                                                                                        (Dollars in millions)
Income before income taxes, minority interest and extraordinary charge:
   Supplemental health:
     Operating income .................................................   $102.9        $  36.0       $187.2      $  66.1
     Net investment losses, net of related costs and amortization .....     (2.5)           (.2)        (4.8)         (.5)
                                                                          ------        -------       ------      -------

       Income before income taxes, minority interest and
         extraordinary charge..........................................    100.4           35.8        182.4         65.6
                                                                          ------        -------       ------      -------

   Annuities:
     Operating income .................................................     80.4           66.0        145.8        126.9
     Net investment gains (losses), net of related costs and amortization    1.8           (3.4)         1.1         (3.9)
                                                                          ------        -------       ------      -------

       Income before income taxes, minority interest and
         extraordinary charge..........................................     82.2           62.6        146.9        123.0
                                                                          ------        -------       ------      -------

   Life insurance:
     Operating income..................................................     61.3           20.2        119.3         38.7
     Net investment gains (losses), net of related costs and amortization    1.7           (1.0)        (1.7)        (1.4)
                                                                          ------        -------       ------      -------

       Income before income taxes, minority interest and
         extraordinary charge..........................................     63.0           19.2        117.6         37.3
                                                                          ------        -------       ------      -------

   Other:
     Operating income..................................................     24.2           11.9         48.4         25.3
     Net investment losses, net of related costs and amortization......       -            (1.6)         (.3)        (3.6)
                                                                          ------        -------       ------      -------

       Income before income taxes, minority interest and
         extraordinary charge..........................................     24.2           10.3         48.1         21.7
                                                                          ------        -------       ------      -------

   Interest and other corporate expenses...............................    (29.3)         (26.6)       (59.1)       (56.5)
                                                                          ------        -------       ------      -------

   Nonrecurring items..................................................     (9.3)            -          (9.3)        30.4
                                                                          ------        -------       ------      -------

   Consolidated earnings:
     Operating income..................................................    239.5          107.5        441.6        200.5
     Net investment gains (losses), net of related costs and amortization    1.0           (6.2)        (5.7)        (9.4)
     Nonrecurring items................................................     (9.3)            -          (9.3)        30.4
                                                                          ------        -------       ------      -------

       Income before income taxes, minority interest and
         extraordinary charge..........................................    231.2          101.3        426.6        221.5

Income tax expense.....................................................     84.3           39.4        154.9         84.3
                                                                          ------        -------       ------      -------

       Income before minority interest and extraordinary charge........    146.9           61.9        271.7        137.2

Minority interest in consolidated subsidiaries:
   Distributions on Company-obligated mandatorily redeemable
      preferred securities of subsidiary trusts........................     12.9             -          21.6           -
   Dividends on preferred stock of subsidiaries........................      1.2            2.5          2.5          5.1
   Equity in earnings of subsidiaries..................................       -             9.3           -          18.3
                                                                          ------        -------       ------      -------

       Income before extraordinary charge..............................    132.8           50.1        247.6        113.8

Extraordinary charge on extinguishment of debt, net of taxes and
   minority interest...................................................      2.2             -           5.5         17.4
                                                                          ------        -------       ------      -------

       Net income......................................................   $130.6        $  50.1       $242.1      $  96.4
                                                                          ======        =======       ======      =======


                                              CONSECO, INC. AND SUBSIDIARIES

Supplemental health:

                                                                           Three months ended         Six months ended
                                                                                June 30,                    June 30,
                                                                          ---------------------       -----------------
                                                                          1997            1996       1997         1996
                                                                          ----            ----       ----         ----
                                                                                       (Dollars in millions)
Premiums collected:
   Medicare supplement (first year)....................................  $  23.5        $  17.4     $   43.7      $  36.8
   Medicare supplement (renewal).......................................    186.3          132.4        333.6        276.3
                                                                         -------        -------     --------      -------

       Subtotal - Medicare supplement..................................    209.8          149.8        377.3        313.1
                                                                         -------        -------     --------      -------

   Long-term care (first year).........................................     38.6           12.9         73.6         25.3
   Long-term care (renewal)............................................    126.8           34.2        245.9         67.5
                                                                         -------        -------     --------      -------

       Subtotal - long-term care.......................................    165.4           47.1        319.5         92.8
                                                                         -------        -------     --------      -------

   Specified disease (first year)......................................     11.3            -           22.9          -
   Specified disease (renewal).........................................     81.6            -          168.9          -
                                                                         -------        -------     --------      -------

       Subtotal - specified disease....................................     92.9            -          191.8          -
                                                                         -------        -------     --------      -------

       Total supplemental health premiums collected....................   $468.1        $196.9      $  888.6      $ 405.9
                                                                          ======        ======      ========      =======

Insurance policy income................................................   $478.7        $202.8      $  890.1      $ 401.5
Net investment income..................................................     63.3          17.2         120.2         33.4
                                                                          ------        ------      --------      -------

       Total revenues (a)..............................................    542.0         220.0       1,010.3        434.9
                                                                          ------        ------      --------      -------

Insurance policy benefits and change in future policy benefits.........    308.0         135.2         573.9        274.5
Amortization related to operations.....................................     57.2          21.6         105.6         39.1
Interest expense on investment borrowings..............................       .9            .3           1.3           .5
Other operating costs and expenses.....................................     73.0          26.9         142.3         54.7
                                                                          ------        ------      --------      -------

       Total benefits and expenses (a).................................    439.1         184.0         823.1        368.8
                                                                          ------        ------      --------      -------

       Operating income before income taxes, minority interest and
         extraordinary charge..........................................    102.9          36.0         187.2         66.1

Net investment losses, net of related costs and amortization...........     (2.5)          (.2)         (4.8)         (.5)
                                                                          ------        ------      --------      -------

       Income before income taxes, minority interest and
         extraordinary charge..........................................   $100.4        $ 35.8      $  182.4      $  65.6
                                                                          ======        ======      ========      =======

Benefit ratios:
   Medicare supplement products........................................     72.4%         68.0%         71.3%        69.8%
   Long-term care products.............................................     58.0          62.2          60.7         63.3
   Specified disease products..........................................     57.0            -           57.7          -

(a) Revenues exclude net investment gains; benefits and expenses exclude amortization related to net investment gains.

     General: This segment includes Medicare supplement and long-term care insurance products primarily sold to senior citizens. Through December 31, 1996, the supplemental health operations consist solely of BLH's Medicare supplement and long-term care products, distributed through a career agency force. Beginning January 1, 1997, this segment includes the specified disease products of THI and CAF and the long-term care products of ATC; these products are distributed through professional independent producers. Beginning April 1, 1997, this segment includes the Medicare supplement and long-term care products of PFS; these products are also distributed through professional independent producers. The profitability of this segment largely depends on the overall level of sales, persistency of inforce business, claim experience and expense control.
                                       19

                         CONSECO, INC. AND SUBSIDIARIES

     Premiums collected by this segment in the second quarter of 1997 were $468.1 million, up 138 percent over 1996. Premiums collected in the first six months of 1997 were $888.6 million up 119 percent over 1996. The increases are primarily due to the recent acquisitions.

     Medicare supplement policies accounted for 42 percent of this segment's collected premiums in the first six months of 1997 compared to more than 75 percent in 1996. The change in mix of premiums collected reflects the long-term care and specified disease premiums collected by THI, ATC, CAF and PFS. Collected premiums on Medicare supplement policies increased 40 percent in the second quarter of 1997 to $209.8 million and increased 21 percent in the first six months of 1997 to $377.3 million. The number of new Medicare supplement policies sold in the first six months of 1997 and 1996 totaled 33,704 and 24,339, respectively, and annualized new business premiums were $32.4 million and $23.5 million, respectively. Medicare supplement premiums collected by the recently acquired companies were $68.9 million in the first six months of 1997. The sales of Medicare supplement premiums have been affected by steps taken to improve profitability by increasing premium rates and changing the commission structure and underwriting criteria for these policies and by increased competition from alternative providers, including HMOs.

     Premiums collected on long-term care policies increased 251 percent in the second quarter of 1997 to $165.4 million and increased 244 percent to $319.5 million in the first six months of 1997. Annualized new business premiums in the first six months of 1997 and 1996 were $72.3 million and $21.7 million, respectively. Long-term care premiums collected by the recently acquired companies were $210.2 million in the first six months of 1997. In addition, the increase in long-term care premiums collected in 1997 reflect new product introductions, the competitiveness of our products, the success of agent cross-selling activities, increased consumer awareness and demand, and improved persistency on a larger base of renewal premiums.

     Premiums collected on specified disease policies in the second quarter of 1997 and in the first six months of 1997 were $92.9 million and $191.8 million, respectively. Such premiums were a result of the recent acquisitions.

     Insurance policy income is comprised of premiums earned on the segment's policies, and has increased consistent with the explanations provided above for premiums collected.

     Net investment income increased 268 percent to $63.3 million in the second quarter of 1997 and increased 260 percent to $120.2 million in the first six months of 1997. Such investment income fluctuates when changes occur in: (i) the amount of average invested assets supporting insurance liabilities; and (ii) the yield earned on invested assets. During the first six months of 1997, the segment's average invested assets increased to $3.1 billion from approximately $.9 billion in 1996, primarily as a result of the recent acquisitions. The annualized net yield on invested assets decreased .1 percentage point to 7.6 percent in the first six months of 1997.

     Insurance policy benefits and change in future policy benefits increased in the second quarter of 1997 and the first six months of 1997, as a result of the business in force acquired in the recent acquisitions. In the second quarter of 1997, the ratio of policy benefits to insurance policy income for the Medicare supplement policies increased by 4.4 percentage points, to 72.4 percent. In the first six months of 1997; such ratio increased by 1.5 percentage points to 71.3 percent. These increases reflect a higher incidence of claims incurred during the 1997 periods. The loss ratios consistently incurred by the recently acquired companies have exceeded those of other Conseco companies.

     In the second quarter of 1997, the ratio of policy benefits to insurance policy income for long-term care policies fell by 4.2 percentage points to 58.0 percent. In the first six months of 1997, such ratio fell by 2.6 percentage points to 60.7 percent. These decreases reflect a lower incidence of claims incurred during the 1997 periods.

     The ratio of policy benefits to insurance policy income for specified disease policies did not fluctuate materially in the first two quarters of 1997. Such products were not sold by Conseco in 1996.

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

     Other operating costs and expenses increased in the 1997 periods as a result of the costs incurred related to the increased business of the recently acquired companies.

     Net investment losses, net of related costs and amortization often fluctuate from period to period. Net investment losses affect the timing of the amortization of cost of policies purchased and the cost of policies produced. As a result of net investment losses from the sales of fixed maturity investments, related amortization of cost of policies purchased and cost of policies produced increased $.9 million and $.3 million in the second quarters of 1997 and 1996, respectively. Such amortization increased $1.0 million and $.3 million in the first six months of 1997 and 1996, respectively.

                         CONSECO, INC. AND SUBSIDIARIES



Annuities:

                                                                           Three months ended         Six months ended
                                                                                June 30,                  June 30,
                                                                           -------------------        ----------------
                                                                           1997           1996        1997         1996
                                                                           ----           ----        ----         ----
                                                                                        (Dollars in millions)
Premiums collected:
   Single-premium immediate annuities..................................   $ 57.0         $ 56.8       $100.1       $104.8
   Single-premium deferred annuities...................................    169.0          179.3        340.2        369.4
                                                                          ------         ------       ------       ------

       Subtotal - single-premium annuities.............................    226.0          236.1        440.3        474.2
                                                                          ------         ------       ------       ------

   Flexible-premium deferred annuities (first year)....................    149.2          134.6        255.4        250.9
   Flexible-premium deferred annuities (renewal).......................     26.8           19.6         52.1         41.9
                                                                          ------         ------       ------       ------

       Subtotal - flexible-premium deferred annuities..................    176.0          154.2        307.5        292.8
                                                                          ------         ------       ------       ------

   Variable annuities (first year).....................................     25.4            8.8         41.9         15.5
   Variable annuities (renewal)........................................     11.2           10.8         22.0         22.1
                                                                          ------         ------       ------       ------

       Subtotal - variable annuities...................................     36.6           19.6         63.9         37.6
                                                                          ------         ------       ------       ------

       Total annuity premiums collected................................   $438.6         $409.9       $811.7       $804.6
                                                                          ======         ======       ======       ======

Insurance policy income................................................   $ 24.8         $ 18.4       $ 43.6       $ 39.4
Net investment income:
   General account invested assets.....................................    242.0          211.4        475.0        418.6
   S&P Options.........................................................     14.8            -           16.9          -
   Separate account assets.............................................      3.8           13.5         17.9         17.4
                                                                          ------         ------       ------       ------

       Total revenues (a)..............................................    285.4          243.3        553.4        475.4
                                                                          ------         ------       ------       ------

Insurance policy benefits and change in future policy benefits.........     20.9           11.9         34.7         32.0
Amounts added to policyholder account balances:
   Interest on annuity products........................................    133.5          123.9        270.2        246.4
   Change in S&P index related to equity-linked products...............     14.8            -           16.9          -
   Change in asset values related to variable annuity products.........      3.8           13.5         17.9         17.4
Amortization related to operations.....................................     21.3           17.9         48.1         30.7
Interest expense on investment borrowings..............................      3.2            3.8          4.9          6.6
Other operating costs and expenses.....................................      7.5            6.3         14.9         15.4
                                                                          ------         ------       ------       ------

       Total benefits and expenses (a).................................    205.0          177.3        407.6        348.5
                                                                          ------         ------       ------       ------

       Operating income before income taxes, minority interest and
         extraordinary charge..........................................     80.4           66.0        145.8        126.9

Net investment gains (losses), net of related costs and amortization...      1.8           (3.4)         1.1         (3.9)
                                                                          ------         ------       ------       ------

       Income before income taxes, minority interest and
         extraordinary charge..........................................   $ 82.2         $ 62.6       $146.9       $123.0
                                                                          ======         ======       ======       ======

Weighted average gross interest spread on annuity products (b).........      3.1%           3.0%         3.0%         3.0%
                                                                             ===            ===          ===          ===

(a) Revenues exclude net investment gains (losses); benefits and expenses exclude amortization related to net investment gains (losses).

(b) Excludes: (i) variable annuity products where the credited amount is based on investment income from segregated investments; and (ii) equity-linked products where the credited amount is dependent upon the investment income from S&P Options.

                                       22

                         CONSECO, INC. AND SUBSIDIARIES



     General: This segment includes single-premium deferred annuities ("SPDAs"), flexible-premium deferred annuities ("FPDAs"), single-premium immediate annuities ("SPIAs") and variable annuities sold through both career agents and professional independent producers. The profitability of this segment largely depends on the investment spread earned (i.e., the excess of investment earnings over interest credited on annuity deposits), the persistency of inforce business, and expense control. In addition, comparability between periods is affected by: (i) the LPG Merger, effective July 1, 1996; (ii) the ALH Stock Purchase, effective September 30, 1996; and (iii) to a lesser extent, the BLH Merger and the PFS Merger.

     Premiums collected by this segment in the second quarter of 1997 were $438.6 million, up 7.0 percent over 1996. Premiums collected by this segment in the first six months of 1997 were $811.7 million, up .9 percent over 1996. Annuity premiums collected by recently acquired companies were $32.0 million in the second quarter of 1997 and $64.5 million in the first six months of 1997.

     SPDA collected premiums decreased 5.7 percent to $169.0 million in the second quarter of 1997 and decreased 7.9 percent to $340.2 million in the first six months of 1997. The demand for SPDA products offered by all insurance companies decreased during 1997, when relatively low interest rates made other investment products more attractive. We introduced an equity-linked SPDA in July 1996 to appeal to consumers' desire for alternative investment products with returns linked to equities. The accumulation value of these annuities is guaranteed to increase on a cumulative basis at a rate of approximately 3 percent, but the increase may be higher based on a percentage of the change in the S&P 500 Index during each year of their term. To provide for the higher increase, we purchase S&P Options, the values of which change as the benefits accrue to these annuities as a result of the equity-linked return feature. Total collected premiums for this product were $53.4 in the second quarter of 1997 and $105.7 million the first six months of 1997.

     FPDA collected premiums increased 14 percent to $176.0 million in the second quarter of 1997 and increased 5.0 percent to $307.5 million in the first six months of 1997. In January 1997, we introduced an equity-linked FPDA similar to the SPDA product described above. Collected premiums for this product were $28.7 million in the second quarter of 1997 and $35.3 million in the first six months of 1997. FPDAs are similar to SPDAs in many respects, except FPDAs allow more than one premium payment.

     SPIA collected premiums did not change materially in the second quarter of 1997 and decreased 4.5 percent to $100.1 million in the first six months of 1997. The decrease for the six month period was primarily the result of decreases in SPIAs purchased from the proceeds of redeemed annuity contracts.

     Variable annuity collected premiums increased 87 percent to $36.6 million in the second quarter of 1997 and increased 70 percent to $63.9 million in the first six months of 1997. Variable annuities offer contract holders a rate of return based upon the specific investment portfolios into which premiums may be directed. The popularity of such annuities has increased recently as a result of the desire of investors to invest in common stocks. In addition, in 1996 we began to offer more investment options for variable annuity deposits and expanded our marketing efforts, which resulted in increased collected premiums. Profits on variable annuities are derived from the fees charged to contract holders, rather than from the investment spread.

     Insurance policy income includes: (i) premiums received on annuity policies that incorporate significant mortality features; (ii) the cost of insurance and expenses charged to annuity policies; and (iii) surrender charges earned on annuity policy withdrawals. In accordance with GAAP, premiums on annuity contracts without mortality features are not reported as revenues, but rather are reported as deposits to insurance liabilities. Insurance policy income increased primarily because of increased surrender charges (changes in cost of insurance and expenses charged to annuity policies were not significant). Surrender charges were $16.8 million in the second quarter of 1997 and $10.0 million in the second quarter of 1996. Such charges were $29.8 million in the first six months of 1997 compared to $17.8 million in the first six months of 1996. Annuity policy withdrawals were $863.1 million in the first six months of 1997 and $683.0 million in the first six months of 1996. The increase in policy withdrawals and surrender charges generally corresponds to the aging and the growth of our annuity business in force. In addition, policyholders are using the systematic withdrawal features available in several of our annuity policies, and more policyholders are surrendering in order to invest in alternative investments. Total withdrawals and surrenders during the six month periods were approximately 7.4 percent of insurance liabilities related to surrenderable policies in 1997 and 7.0 percent in 1996.

     Net investment income on general account invested assets (excluding income on separate account assets related to variable annuities and the change in the value of S&P Options related to equity-linked products) increased 14 percent in the second quarter of 1997 to $242.0 million and increased 13 percent to $475.0 million in the first six months of 1997. These increases primarily reflect the increase in general account invested assets acquired in conjunction with the recent acquisitions. The annualized yield earned on average invested assets decreased .2 percentage points to 7.8 percent in the first six months of 1997. Cash flows received during 1997

                         CONSECO, INC. AND SUBSIDIARIES



and 1996 (including cash flows from the sales of investments) were invested in lower yielding securities due to a general decline in interest rates.

     Net investment income from S&P Options is offset by a corresponding charge to amounts added to policyholder account balances for equity-linked products. Such income fluctuates based on the performance of the Standard & Poor's 500 index to which such products are linked.

     Net investment income from separate account assets is offset by a corresponding charge to amounts added to policyholder account balances for variable annuity products. Such income fluctuates in relationship to total separate account assets and the return earned on such assets.

     Insurance policy benefits and change in future policy benefits relate solely to annuity policies that incorporate significant mortality features. The increase corresponds to changes in the in-force block of such policies as a result of recent acquisitions.

     Amounts added to policyholder account balances for interest on annuity products increased 7.7 percent to $133.5 million in the second quarter of 1997 and 9.7 percent to $270.2 million in the first six months of 1997. Such increases are primarily due to a larger block of annuity business inforce as a result of recent acquisitions. The weighted average crediting rates for these annuity liabilities decreased .2 percentage points to 4.8 percent in the first six months of 1997.

     Amounts added to policyholder account balances related to the change in value of the S&P index related to equity-linked products approximates the net investment income related to the S&P Options.

     Amounts added to policyholder account balances for variable annuity products is equal to the net investment income on separate account assets.

     Amortization related to operations includes amortization of: (i) the cost of policies produced; (ii) the cost of policies purchased; and (iii) goodwill related to this segment's business. The amount of amortization was primarily affected by the increase in balances subject to amortization as a result of recent acquisitions.

     Interest expense on investment borrowings is primarily affected by changes in investment borrowing activities.

     Other operating costs and expenses have not fluctuated materially even though the annuity block of business has grown. Such expenses of this segment have been favorably affected by the consolidation of all annuity operations in Conseco's Carmel, Indiana, facilities.

     Net investment gains (losses), net of related costs and amortization often fluctuate from period to period. Selling securities at a gain and reinvesting the proceeds at lower yields may, absent other management action, tend to decrease future investment yields. The Company believes, however, that the following factors mitigate the adverse effect of such decreases on net income:
(i) we recognized additional amortization of cost of policies purchased and cost of policies produced in order to reflect reduced future yields (thereby reducing such amortization in future periods); (ii) we can reduce interest rates credited to some products, thereby diminishing the effect of the yield decrease on the investment spread; and (iii) the investment portfolio grows as a result of reinvesting the investment gains. As a result of the sales of fixed maturity investments, related amortization of the cost of policies purchased and the cost of policies produced increased by $13.5 million and $2.6 million in the second quarters of 1997 and 1996, respectively. Such amortization increased $20.8
million  and  $10.8   million  in  the  first  six  months  of  1997  and  1996, respectively.

                         CONSECO, INC. AND SUBSIDIARIES



Life insurance:

                                                                           Three months ended         Six months ended
                                                                                June 30,                   June 30,
                                                                          --------------------        -----------------
                                                                          1997            1996        1997         1996
                                                                          ----            ----        ----         ----
                                                                                        (Dollars in millions)
Premiums collected:
   Universal life (first year).........................................   $ 24.9        $   3.3       $ 49.6       $  6.7
   Universal life (renewal)............................................     80.5           21.3        168.0         43.0
                                                                          ------        -------       ------       ------

       Subtotal - universal life.......................................    105.4           24.6        217.6         49.7
                                                                          ------        -------       ------       ------

   Traditional life (first year).......................................     13.3            3.0         17.1          5.2
   Traditional life (renewal)..........................................     55.3           34.4         99.8         73.0
                                                                          ------        -------       ------       ------

       Subtotal - traditional life.....................................     68.6           37.4        116.9         78.2
                                                                          ------        -------       ------       ------

       Total life premiums collected...................................   $174.0        $  62.0       $334.5       $127.9
                                                                          ======        =======       ======       ======

Insurance policy income:
   Premiums earned on traditional life products........................   $ 70.8        $  38.9       $117.7       $ 78.4
   Mortality charges and administrative fees...........................     87.4           20.2        173.5         38.4
   Surrender charges...................................................      3.4            1.6          7.6          2.3
                                                                          ------        -------       ------       ------

       Total insurance policy income...................................    161.6           60.7        298.8        119.1

Net investment income..................................................    113.5           42.1        211.2         84.6
                                                                         -------        -------      -------       ------

       Total revenues (a)..............................................    275.1          102.8        510.0        203.7
                                                                         -------        -------      -------       ------

Insurance policy benefits and change in future policy benefits.........    124.6           50.7        219.7         98.4
Interest added to financial product policyholder account balances......     37.8           13.2         74.8         25.9
Amortization related to operations.....................................     27.9            8.1         51.6         16.8
Interest expense on investment borrowings..............................      1.4             .7          2.1          1.3
Other operating costs and expenses.....................................     22.1            9.9         42.5         22.6
                                                                         -------        -------      -------       ------

       Total benefits and expenses (a).................................    213.8           82.6        390.7        165.0
                                                                         -------        -------      -------       ------

       Operating income before income taxes, minority interest and
         extraordinary charge..........................................     61.3           20.2        119.3         38.7

Net investment gains (losses), net of related costs and amortization...      1.7           (1.0)        (1.7)        (1.4)
                                                                         -------        -------      -------       ------

       Income before income taxes, minority interest and
         extraordinary charge..........................................  $  63.0        $  19.2       $117.6       $ 37.3
                                                                         =======        =======       ======       ======

(a) Revenues exclude net investment gains (losses); benefits and expenses exclude amortization related to net investment gains (losses).

     General: This segment includes traditional life and universal life products sold through both career agents and professional independent producers. The segment's operations were significantly affected by the LPG Merger effective July 1, 1996, and, to a lesser extent, the PFS Merger effective April 1, 1997. The profitability of this segment largely depends on the investment spread earned for universal life and other investment products, the persistency of inforce business, claim experience and expense control.

                         CONSECO, INC. AND SUBSIDIARIES



     Premiums collected by this segment in the second quarter of 1997 were $174.0 million, up 181 percent over 1996. Premiums collected by this segment in the first six months of 1997 were $334.5 million, up 162 percent over 1996. Such fluctuations reflect the recent acquisitions.

     Universal life product collected premiums increased 328 percent to $105.4 million in the second quarter of 1997 and increased 338 percent to $217.6 million in the first six months of 1997. Universal life product premiums collected by the recently acquired companies were $173.0 million in the first six months of 1997.

     Traditional life product collected premiums increased 83 percent to $68.6 million in the second quarter of 1997, and increased 49 percent to $116.9 million in the first six months of 1997. Traditional life product premiums collected by the recently acquired companies were $41.1 million in the first six months of 1997.

     Insurance policy income includes: (i) premiums received on traditional life products; (ii) the mortality charges and administrative fees earned on universal life insurance; and (iii) surrender charges on terminated universal life insurance policies. All categories of insurance policy income have increased primarily as a result of recent acquisitions. In accordance with GAAP, premiums on universal life products are accounted for as deposits to insurance liabilities. Revenues are earned over time in the form of investment income on policyholder account balances, surrender charges and mortality and other charges deducted from the policyholders' account balances.

     Net investment income increased 170 percent to $113.5 million in the second quarter of 1997 and 150 percent to $211.2 million in the first six months of 1997. Such investment income fluctuates with changes in: (i) the amount of average invested assets supporting insurance liabilities; and (ii) the yield earned on invested assets. The segment's average invested assets increased 152 percent to approximately $5.2 billion in the first six months of 1997, and the net yield on invested assets decreased by .1 percentage point, to 8.0 percent. Invested assets increased primarily as a result of the growth in insurance liabilities from the recent acquisitions.

     Insurance policy benefits and change in future policy benefits increased in 1997 primarily as a result of the recent acquisitions which resulted in a larger amount of business inforce on which benefits are incurred. There were no material fluctuations in claim experience during the periods.

     Interest added to financial product policyholder account balances increased 186 percent to $37.8 million in the second quarter of 1997 and increased 189 percent to $74.8 million in the first six months of 1997. Such expense fluctuates with changes in: (i) the amount of insurance liabilities for universal life products; and (ii) the interest rate credited to such products. Such average liabilities increased 213 percent to $3.1 billion in the first six months of 1997. The interest rate credited decreased by .3 percentage points to
4.9 percent in the first six months of 1997. Insurance liabilities for universal life products increased primarily as a result of the recent acquisitions.

     Amortization related to operations includes amortization of (i) the cost of policies produced; (ii) the cost of policies purchased; and (iii) goodwill related to this segment's business. The amount of amortization was primarily affected by the increase in balances subject to amortization as a result of the recent acquisitions.

     Interest expense on investment borrowings is affected by changes in investment borrowing activities.

     Other operating costs and expenses increased 123 percent to $22.1 million in the second quarter of 1997 and 88 percent to $42.5 million in the first six months of 1997. Such increase is consistent with the increase in the total insurance liabilities related to this segment's business.

     Net investment gains (losses), net of related costs and amortization often fluctuate from period to period. Net investment gains (losses) affect the timing of the amortization of cost of policies purchased and the cost of policies produced. As a result of net investment gains (losses) from the sales of fixed maturity investments, related amortization of cost of policies purchased and cost of policies produced increased $4.8 million and $.3 million in the second quarters of 1997 and 1996, respectively. Such amortization increased $9.2 million and $1.2 million in the first six months of 1997 and 1996, respectively.

                         CONSECO, INC. AND SUBSIDIARIES



Other:

                                                                           Three months ended         Six months ended
                                                                                June 30,                  June 30,
                                                                          --------------------        -----------------
                                                                          1997            1996        1997         1996
                                                                          ----            ----        ----         ----
                                                                                       (Dollars in millions)
Premiums collected:
   Individual (first year).............................................   $ 18.9        $   1.7       $ 20.3       $  4.0
   Individual (renewal)................................................     48.4           17.5         66.5         36.1
                                                                          ------        -------       ------       ------

       Subtotal - individual...........................................     67.3           19.2         86.8         40.1
                                                                          ------        -------       ------       ------

   Group (first year)..................................................     22.7            -           22.7          -
   Group (renewal).....................................................    119.5           64.1        190.3        126.7
                                                                          ------        -------       ------       ------

       Subtotal - group................................................    142.2           64.1        213.0        126.7
                                                                          ------        -------       ------       ------

   Accident and health - other (all renewal)...........................     11.3           15.8         24.0         33.2
                                                                          ------        -------       ------       ------

       Total other premiums collected..................................   $220.8        $  99.1       $323.8       $200.0
                                                                          ======        =======       ======       ======

Insurance policy income................................................   $220.0        $  89.7       $322.7       $181.4
Net investment income..................................................      7.6            4.0         13.0          7.9
Fee revenue and other income...........................................     14.8           15.7         29.4         27.7
                                                                          ------        -------       ------       ------

       Total revenues (a)..............................................    242.4          109.4        365.1        217.0
                                                                          ------        -------       ------       ------

Insurance policy benefits and changes in future policy benefits........    159.7           74.8        240.2        151.6
Amortization related to operations.....................................      8.5            7.3         13.2         12.9
Interest expense on investment borrowings..............................       .1             .1           .1           .2
Other operating costs and expenses.....................................     49.9           15.3         63.2         27.0
                                                                          ------        -------       ------      -------

       Total benefits and expenses (a).................................    218.2           97.5        316.7        191.7
                                                                          ------        -------       ------      -------

       Operating income before income taxes, minority interest and
         extraordinary charge..........................................     24.2           11.9         48.4         25.3

Net investment losses, net of related costs and amortization...........       -            (1.6)         (.3)        (3.6)
                                                                          ------        -------       ------      -------

       Income before income taxes, minority interest and
         extraordinary charge..........................................   $ 24.2        $  10.3       $ 48.1      $  21.7
                                                                          ======        =======       ======      =======

(a) Revenues exclude net investment losses; benefits and expenses exclude amortization related to net investment losses.

     General: The other segment includes individual and group major medical health insurance products and various other health insurance products. The segment's operations were significantly affected by the PFS Merger effective April 1, 1997. The profitability of this business depends largely on the overall persistency of the business inforce, claim experience and expense control.

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

                         CONSECO, INC. AND SUBSIDIARIES


     Premiums collected by this segment in the second quarter of 1997 were $220.8 million, up 123 percent over the second quarter of 1996. Premiums collected by this segment in the first six months of 1997 were $323.8 million, up 62 percent from the first six months of 1996. Premiums collected by the recently acquired companies were $128.8 million in the second quarter of 1997 and $136.8 million in the first six months of 1997. Excluding these premiums collected by the recently acquired companies, this segment's premiums collected (primarily related to products that we are not currently emphasizing) have decreased. Over the last several years, a number of steps were taken to improve the profitability of such business, including product, price, underwriting and agent compensation revisions. These steps have had the effect of reducing premiums collected.

     Group premiums increased 122 percent to $142.2 million in the second quarter of 1997 and 68 percent to $213.0 million in the first six months of 1997. Group premiums collected by the recently acquired companies were $81.8 million in the first six months of 1997. Excluding such premiums, the increase reflects new policies and rate increases, net of premium decreases from policy lapses.

     Individual health premiums increased 251 percent to $67.3 million in the second quarter of 1997 and 116 percent to $86.8 million in the first six months of 1997. Individual health premiums collected by the recently acquired companies were $55.0 million in the first six months of 1997. Excluding such premiums, the decrease is attributable to policy lapses in response to rate increases.

     The other accident and health premiums decreased 28 percent to $11.3 million in the second quarter of 1997 and 28 percent to $24.0 million in the first six months of 1997. These products are not currently being emphasized, although the inforce business continues to be profitable.

     Insurance policy income is comprised of premiums earned on the segment's policies, and has fluctuated consistent with the explanations provided above for premiums collected.

     Net investment income increased 90 percent to $7.6 million in the second quarter of 1997 and increased 65 percent to $13.0 million in the first six months of 1997. Such investment income fluctuated primarily in relationship to the amount of average invested assets supporting this segment's insurance liabilities. Average invested assets increased as a result of the recent acquisitions.

     Fee revenue and other income include: (i) fees for investment management and mortgage origination and servicing; and (ii) commissions earned for insurance and investment product marketing and distribution. Such amounts exclude the fees for services provided to our consolidated subsidiaries. Fee revenue and other income increased 6.1 percent to $29.4 million for the first six months of 1996, primarily as a result of an increase in fees for investment management, partially offset by a decrease in commissions earned for insurance and investment product marketing and distribution.

     Insurance policy benefits and change in future policy benefits fluctuate in relationship to the amount of segment business inforce and the incidence of claims. The ratio of policy benefits to insurance policy income was 73 percent in the second quarter of 1997 and 74 percent for the first six months of 1997. Such ratio was approximately 83 percent during the 1996 periods. The decrease reflects the premium rate increases reflected on certain blocks during 1996 and the more profitable blocks acquired with recent acquisitions.

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

     Other operating costs and expenses fluctuated primarily as a result of expenses of recently acquired companies.

     Net investment losses, net of related costs and amortization, often fluctuate from period to period.

Other  components  of  income  before  income  taxes,   minority   interest  and
extraordinary charge:

     In addition to the income of the four operating segments, income before income taxes, minority interest and extraordinary charge is affected by: (i) interest and other corporate expenses; and (ii) nonrecurring items.

                         CONSECO, INC. AND SUBSIDIARIES


     Interest and other corporate expenses were $29.3 million in the second quarter of 1997 and $26.6 million in the second quarter of 1996. Interest and other corporate expenses were $59.1 million in the first six months of 1997 and $56.5 million in the first six months of 1996. Interest expense is the largest component of these expenses. Interest expense was $25.5 million in the second quarter of 1997 and $25.8 million in the second quarter of 1996. Interest expense was $51.3 million in the first six months of 1997 and $54.2 million in the first six months of 1996. Such interest expense fluctuates in relationship to the average debt outstanding during each period and the interest rates thereon.

     Nonrecurring items in 1997 represent expenses incurred related to the death of an executive officer in the second quarter of 1997. Nonrecurring items in 1996 primarily arose from the sale of our investment in Noble Broadcast Group, Inc.

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

     Total premiums collected by our business segments were as follows:

                                                                           Three months ended         Six months ended
                                                                                 June 30,                  June 30,
                                                                           -----------------          -----------------
                                                                           1997         1996          1997         1996
                                                                           ----         ----          ----         ----
                                                                                        (Dollars in millions)

Supplemental health....................................................  $   468.1       $196.9    $   888.6     $  405.9
Annuities..............................................................      438.6        409.9        811.7        804.6
Life insurance.........................................................      174.0         62.0        334.5        127.9
Other..................................................................      220.8         99.1        323.8        200.0
                                                                          --------       ------     --------     --------

       Total premiums collected........................................   $1,301.5       $767.9     $2,358.6     $1,538.4
                                                                          ========       ======     ========     ========

     Fluctuations in premiums collected are discussed above under "Results of Operations - First Six Months of 1997 Compared to the First Six Months of 1996 and the Second Quarter of 1997 Compared to the Second Quarter of 1996." Our recent acquisitions have had a significant effect on premiums collected in the 1997 periods.

     LIQUIDITY AND CAPITAL RESOURCES

     Changes in the consolidated balance sheet between December 31, 1996, and June 30, 1997, reflect growth through operations, changes in the fair value of actively managed fixed maturity securities and the following capital and financing transactions described in the notes to the consolidated financial statements: (i) the CAF Merger; (ii) the issuance of $300 million of
Company-obligated mandatorily redeemable preferred securities of subsidiary trusts; (iii) the repurchase of senior subordinated notes with a par value of $84.5 million; (iv) the conversion of convertible debentures acquired in the ATC Merger into Conseco common stock; (v) the conversion of PRIDES into Conseco common stock; (vi) the repurchase of mandatorily redeemable preferred stock of a subsidiary; (vii) the PFS Merger; (viii) common stock repurchases; and (ix) the issuance of commercial paper.

     In accordance with Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities ("SFAS 115"), we record our actively managed fixed maturity investments at estimated fair value. At June 30, 1997, the carrying value of such investments was increased by $83.1 million as a result of the SFAS 115 adjustment, compared to an increase of $103.8 million at December 31, 1996.

     Minority interest increased as a result of the issuance of $300.0 million of Company-obligated mandatorily redeemable preferred securities of subsidiary trusts, partially offset by Conseco's purchases of mandatorily redeemable preferred stock of a subsidiary with a par value of $27.9 million.

                         CONSECO, INC. AND SUBSIDIARIES


     The increase in shareholders' equity in the first six months of 1997 resulted from: (i) Conseco common stock issued in the CAF Merger with a value of $115.7 million; (ii) Conseco common stock issued in the PFS Merger with a value of $342.5 million; (iii) net income of $242.1 million; (iv) the conversion of convertible debentures into Conseco common stock with a value of $152.1 million; and (v) amounts related to stock options and employee benefit plans (including the tax benefit thereon) of $244.7 million. These increases were partially offset by: (i) repurchases of common stock for $600.3 million; (ii) the decrease in net unrealized appreciation of $13.7 million; and (iii) dividends of $17.5 million.

     Dividends declared on common stock for the six months ended June 30, 1997, were 6.25 cents per share. In July 1997, Conseco's Board of Directors increased the quarterly cash dividend on the Company's common stock to 12.50 cents per share from 3.125 cents per share, effective with the next dividend payment on October 1, 1997.

     The following table summarizes certain financial ratios as of and for the six months ended June 30, 1997, and as of and for the year ended December 31, 1996:

                                                                                         June 30,       December 31,
                                                                                           1997             1996
                                                                                           ----             ---
Book value per common share:
   As reported........................................................................    $18.22            $16.86
   Excluding unrealized appreciation (depreciation) (a)...............................     18.08             16.62

Ratio of earnings to fixed charges:
   As reported........................................................................      2.04X             1.65X
   Excluding interest on annuities and financial product policyholder account
     balances (b).....................................................................      7.66X             4.55X

Ratio of earnings to fixed charges,  preferred  dividends and  distributions  on
   Company-obligated  mandatorily  redeemable preferred securities of subsidiary trusts:
     As reported......................................................................      1.75X             1.51X
     Excluding interest added to annuity and financial product policyholder account
       balances (b)...................................................................      3.73X             3.06X

Ratio of adjusted statutory earnings to cash interest (c):
   As reported........................................................................      1.61X             1.54X
   Excluding interest added to annuity and financial product policyholder account
     balances (b).....................................................................      5.65X             4.56X

Ratio of adjusted  statutory  earnings to cash  interest  and  distributions  on
   Company- obligated mandatorily  redeemable preferred securities of subsidiary trusts (d):
     As reported......................................................................      1.49X             1.53X
     Excluding interest on annuities and financial product policyholder account
       balances (b)...................................................................      3.46X             4.34X

Ratio of total debt to total capital:
   As reported........................................................................       .28X              .22X
   Excluding unrealized appreciation (depreciation) (a)...............................       .28X              .23X

Ratio of debt and Company-obligated  mandatorily redeemable preferred securities of subsidiary trusts to total capital (e):
     As reported......................................................................       .43X              .35X
     Excluding unrealized appreciation (depreciation).................................       .43X              .35X

(a)  Excludes the effect of reporting fixed maturity securities at fair value.

(b) These ratios are included to assist the reader in analyzing the impact of interest added to annuity and financial product policyholder account balances (which is not generally required to be paid in cash in the period it is recognized). Such ratios are not intended to, and do not represent the following ratios prepared in accordance with GAAP: the ratio of earnings to fixed




                                              CONSECO, INC. AND SUBSIDIARIES



     charges; the ratio of earnings to fixed charges, preferred dividends and distributions on Company-obligated mandatorily redeemable preferred securities of subsidiary trusts; the ratio of adjusted statutory earnings to cash interest; or the ratio of adjusted statutory earnings to cash interest and distributions on Company-obligated mandatorily redeemable preferred securities of subsidiary trusts.

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

     INVESTMENTS

     At June 30, 1997, the amortized cost and estimated fair value of fixed maturity securities (all of which were actively managed) were as follows:

                                                                                       Gross         Gross      Estimated
                                                                         Amortized  unrealized    unrealized      fair
                                                                           cost        gains        losses        value
                                                                           ----        -----        ------        -----
                                                                                      (Dollars in millions)
United States Treasury securities and
   obligations of United States government
   corporations and agencies......................................     $    452.5     $   4.4        $  2.5    $   454.4
Obligations of states and political subdivisions
   and foreign government obligations.............................          356.7         3.8           3.5        357.0
Public utility securities.........................................        2,086.0        32.4          35.7      2,082.7
Other corporate securities........................................       10,264.7       130.0          86.8     10,307.9
Mortgage-backed securities........................................        5,817.2        74.8          33.8      5,858.2
                                                                        ---------      ------        ------    ---------

     Total fixed maturity securities .............................      $18,977.1      $245.4        $162.3    $19,060.2
                                                                        =========      ======        ======    =========

                         CONSECO, INC. AND SUBSIDIARIES

    The following table sets forth the investment ratings of fixed maturity securities at June 30, 1997 (designated categories include securities with "+" or "-" rating modifiers). The category assigned is the highest rating by a nationally recognized statistical rating organization, or as to $713.4 million fair value of fixed maturities not rated by such firms, the rating assigned by the National Association of Insurance Commissioners ("NAIC"). For purposes of the table, NAIC Class 1 securities are included in the "A" rating; Class 2, "BBB"; Class 3, "BB" and Classes 4 to 6, "B and below."

                                                                            Percent of
                      Investment                               ------------------------------------
                        rating                                 Fixed maturities   Total investments
                        ------                                 ----------------   -----------------

                       AAA...................................           35%                30%
                       AA....................................            9                  8
                       A.....................................           26                 23
                       BBB...................................           25                 22
                                                                       ---                 --

                              Investment grade...............           95                 83
                                                                       ---                 --

                       BB....................................            3                  3
                       B and below...........................            2                  1
                                                                       ---                 --

                              Below investment grade.........            5                  4
                                                                       ---                 --

                              Total fixed maturities.........          100%                87%
                                                                       ===                 ==

     At June 30, 1997, our below investment grade fixed maturity securities had an amortized cost of $929.4 million and an estimated fair value of $943.8 million.

     During the first six months of 1997, we recorded $1.2 million in writedowns of fixed maturity securities as a result of changes in conditions which caused us to conclude that a decline in fair value of the investments was other than temporary. There were no such writedowns during the first six months of 1996. At June 30, 1997, fixed maturity securities in default as to the payment of principal or interest had an aggregate amortized cost of $4.7 million and a fair value of $3.3 million.

     Sales of invested assets (primarily fixed maturity securities) during the first six months of 1997 generated proceeds of $6.3 billion, and net investment gains of $22.3 million. Sales of invested assets during the first six months of 1996 generated proceeds of $3.0 billion, and net investment gains of $4.2 million. Net investment gains in 1997 and 1996 also included $.2 million and $1.3 million, respectively, of writedowns related to mortgage loans.

     At June 30, 1997, fixed maturity investments included $5.9 billion of mortgage-backed securities (or 31 percent of all fixed maturity securities). The yield characteristics of mortgage-backed securities differ from those of traditional fixed-income securities. Interest and principal payments occur more frequently, often monthly. Mortgage-backed securities are subject to risks associated with variable prepayments. Prepayment rates are influenced by a number of factors which cannot be predicted with certainty, including the relative sensitivity of the underlying mortgages backing the assets to changes in interest rates; a variety of economic, geographic and other factors; and the repayment priority of the securities in the overall securitization structures.

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

                         CONSECO, INC. AND SUBSIDIARIES



     The following table sets forth the par value, amortized cost and estimated fair value of mortgage-backed securities, summarized by interest rates on the underlying collateral at June 30, 1997:

                                                                                         Par        Amortized    Estimated
                                                                                        value         cost      fair value
                                                                                        -----         ----      ----------
                                                                                              (Dollars in millions)

Below 7 percent.....................................................................   $1,744.3      $1,672.4     $1,668.9
7 percent - 8 percent...............................................................    3,015.9       2,922.2      2,958.1
8 percent - 9 percent...............................................................      806.4         744.2        751.1
9 percent and above.................................................................      472.1         478.4        480.1
                                                                                       --------      --------     --------

       Total mortgage-backed securities.............................................   $6,038.7      $5,817.2     $5,858.2
                                                                                       ========      ========     ========

    The amortized cost and estimated fair value of mortgage-backed securities at June 30, 1997, summarized by type of security, were as follows (dollars in millions):

                                                                                                Estimated fair value
                                                                                             --------------------------
                                                                                                               Percent
                                                                            Amortized                          of fixed
Type                                                                          cost            Amount          maturities
----                                                                          ----            ------          ----------
Pass-throughs and sequential and targeted amortization classes............  $3,914.9         $3,941.7             21%
Planned amortization classes and accretion directed bonds.................   1,174.0          1,173.7              6
Support classes...........................................................     162.2            169.1              1
Accrual (Z tranche) bonds.................................................      42.3             44.0              -
Subordinated classes .....................................................     523.8            529.7              3
                                                                            --------         --------             --

                                                                            $5,817.2         $5,858.2             31%
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

                         CONSECO, INC. AND SUBSIDIARIES



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

     At June 30, 1997, the balance of mortgage loans was comprised of 95 percent commercial loans, 2 percent residual interests in collateralized mortgage obligations and 3 percent residential loans. Less than 1 percent of mortgage loans were noncurrent (loans which are two or more scheduled payments past due) at June 30, 1997.

     Investment borrowings averaged approximately $340.7 million during the first six months of 1997, compared to approximately $327.7 million during the same period of 1996 and were collateralized by investment securities with fair values approximately equal to the loan value. The weighted average interest rate on such borrowings was 4.9 percent and 5.2 percent during the first six months of 1997 and 1996, respectively.

     STATUTORY INFORMATION

     Statutory accounting practices prescribed or permitted for our insurance subsidiaries by regulatory authorities differ from generally accepted accounting principles. Our life insurance subsidiaries reported the following amounts to regulatory agencies at June 30, 1997, after appropriate eliminations of intercompany accounts among such subsidiaries (dollars in millions):

                  Statutory capital and surplus .............................     $1,375.4
                  Asset valuation reserve ("AVR")............................        277.0
                  Interest maintenance reserve ("IMR").......................        303.5
                  Portion of surplus debenture carried as a liability .......         88.2
                                                                                  --------

                     Total...................................................     $2,044.1
                                                                                  ========

     The ratio of such consolidated statutory account balances to consolidated statutory liabilities (excluding AVR, IMR, the portion of surplus debentures carried as a liability, liabilities from separate account business and short-term collateralized borrowings) was 10.2 percent at June 30, 1997, and 9.8 percent at December 31, 1996.

     Combined statutory net income of our life insurance subsidiaries (after appropriate eliminations of intercompany amounts among such subsidiaries) was $127.8 million in the first six months of 1997 and $89.2 million in the first six months of 1996.

     The statutory capital and surplus of the insurance subsidiaries include surplus debentures of the parent holding companies totaling $806.3 million. Payments of interest and principal on such debentures are generally subject to the approval of the insurance department of the subsidiary's state of domicile. During the first six months of 1997, our life insurance subsidiaries made scheduled principal payments on surplus debentures of $72.9 million.

     State insurance laws generally restrict the ability of insurance companies to pay dividends or make other distributions. Net assets of our life insurance subsidiaries, determined in accordance with GAAP, aggregated approximately $8.8 billion at December 31, 1996. During the first six months of 1997, our life insurance subsidiaries paid ordinary dividends of $61.3 million to the parent holding companies. During the remainder of 1997, the life insurance subsidiaries may pay additional dividends of $104.8 million without the permission of state regulatory authorities.

     FORWARD-LOOKING STATEMENTS

     All statements, trend analyses and other information contained in this report and elsewhere (such as in other filings by the Company with the Securities and Exchange Commission, press releases, presentations by the Company or its management or oral statements) relative to markets for the Company's products and trends in the Company's operations or financial results, as well as other statements including words such as "anticipate," "believe," "plan," "estimate," "expect," "intend," and other similar expressions, constitute forward-looking statements under the Private Securities Litigation Reform Act of 1995. These forward-looking statements are subject to known and unknown risks, uncertainties and other factors which may cause actual results to be materially different from those contemplated by the forward-looking statements. Such factors include, among other things: (1) general economic conditions, including prevailing interest rate levels and stock market performance, which may affect the ability of the Company to sell its products,

                         CONSECO, INC. AND SUBSIDIARIES



the market value of the Company's investments and the lapse rate and profitability of the Company's policies; (2) the Company's ability to achieve anticipated levels of operational efficiencies at recently acquired companies, as well as through other cost-saving initiatives; (3) customer response to new products, distribution channels and marketing initiatives; (4) changes in the federal income tax laws and regulations which may affect the relative tax advantages of some of the Company's products; (5) increasing competition in the sale of the Company's products; (6) regulatory changes, including modifications to the regulation of financial services affecting (among other things) bank sales and underwriting of insurance products and changes to health care regulation that affect the Company's supplemental health insurance products; (7) the availability and terms of future acquisitions; and (8) the risk factors or uncertainties listed from time to time in the Company's other filings with the Securities and Exchange Commission.

                         CONSECO, INC. AND SUBSIDIARIES




                           PART II - OTHER INFORMATION

     ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     At the Company's annual meeting of shareholders on May 13, 1997, the shareholders approved an amendment to the Company's Articles of Incorporation to increase the number of shares of authorized common stock from 500,000,000 to 1,000,000,000. Shareholders cast 134,174,749 votes in favor of the amendment and 22,614,025 votes against, with 2,797,909 abstentions. The shareholders also elected John M. Mutz to serve as a director for a term ending in 1999 and Rollin
M. Dick, James D. Massey and Dennis E. Murray, Sr. to serve as directors for terms ending in 2000. The results of the voting were as follows (there were no broker non-votes):

                                              John M.         Rollin M.       James D.         Dennis E.
                                               Mutz             Dick           Massey         Murray, Sr.
                                               ----             ----           ------         -----------

     For                                    158,810,972      159,134,358     158,883,730      158,862,778
     Withheld                                   735,711          722,325         702,953          723,805

     At the annual meeting, the shareholders also approved the adoption of the Company's 1997 Non-qualified Stock Option Plan (the "Plan"). There were 69,677,936 shares voted for the Plan, 61,871,098 shares voted against the Plan, 1,745,738 abstentions and 25,242,043 broker non-votes.

     ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

      a)   Exhibits.

           11.1   Computation of Earnings Per Share - Primary.

           11.2   Computation of Earnings Per Share - Fully Diluted.

           27.0   Financial Data Schedule.

      b)   Reports on Form 8-K.

           A report on Form 8-K dated April 1, 1997, was filed with the Commission to report under Item 5, the closing of the offering by Conseco Financing Trust III of 300,000, 8.796% Capital Securities.

           A report on Form 8-K dated April 30, 1997, was filed with the Commission to report under Item 5, the signing of a stock purchase agreement with Leucadia National Corporation.

                         CONSECO, INC. AND SUBSIDIARIES






                                    SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                  CONSECO, INC.


Dated: August 13, 1997            By:   /s/ ROLLIN M. DICK
                                        ------------------
                                        Rollin M. Dick
                                        Executive Vice President and
                                          Chief Financial Officer
                                          (authorized officer and principal
                                          financial officer)