Form 10-Q
period 1997-09-30
CONSECO INC
filed 1997-11-14
CIK 719241

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

       [ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1997

       [     ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the transition period from    to

                          Commission File Number 1-9250


                                  Conseco, Inc.

        Indiana                                       No. 35-1468632
 ----------------------                        -------------------------------
 State of Incorporation                        IRS Employer Identification No.


     11825 N. Pennsylvania Street
        Carmel, Indiana 46032                               (317) 817-6100
     ----------------------------                           --------------
 Address of principal executive offices                        Telephone


    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [ X ] No [ ]



     Shares of common stock outstanding as of October 31, 1997: 188,414,549

                                                 PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                                                 CONSECO, INC. AND SUBSIDIARIES

                                                   CONSOLIDATED BALANCE SHEET
                                                      (Dollars in millions)

                                                             ASSETS


                                                                                               September 30,   December 31,
                                                                                                   1997            1996
                                                                                                   ----            ----
                                                                                                (unaudited)

Investments:
   Actively managed fixed maturities at fair value (amortized cost:
     1997 - $20,676.5; 1996 - $17,203.3)......................................................   $21,065.3      $17,307.1
   Equity securities at fair value (cost: 1997 - $225.7; 1996 - $97.6)........................       238.5           99.7
   Mortgage loans.............................................................................       308.8          356.0
   Credit-tenant loans........................................................................       570.1          447.1
   Policy loans...............................................................................       634.7          542.4
   Other invested assets .....................................................................       449.3          259.6
   Short-term investments.....................................................................       773.6          281.6
   Assets held in separate accounts...........................................................       606.7          337.6
                                                                                                 ---------      ---------

       Total investments......................................................................    24,647.0       19,631.1

Accrued investment income.....................................................................       360.6          296.9
Cost of policies purchased....................................................................     2,581.8        2,015.0
Cost of policies produced.....................................................................       841.8          544.3
Reinsurance receivables.......................................................................       787.9          504.2
Income tax assets.............................................................................        87.4            8.8
Goodwill (net of accumulated amortization: 1997 - $139.0; 1996 - $83.2).......................     3,251.4        2,200.8
Property and equipment (net of accumulated depreciation: 1997 - $83.7; 1996 - $69.7) .........       157.7          110.5
Other assets..................................................................................       422.4          301.1
                                                                                                 ---------      ---------

       Total assets...........................................................................   $33,138.0      $25,612.7
                                                                                                 =========      =========













                                                    (continued on next page)





               The accompanying notes are an integral part of the
                       consolidated financial statements.




                                                 CONSECO, INC. AND SUBSIDIARIES

                                              CONSOLIDATED BALANCE SHEET, continued
                                                      (Dollars in millions)

                                              LIABILITIES AND SHAREHOLDERS' EQUITY


                                                                                               September 30,   December 31,
                                                                                                   1997            1996
                                                                                                   ----            ----
                                                                                                (unaudited)
Liabilities:
   Insurance liabilities:
     Interest sensitive products..............................................................   $15,659.6      $14,795.5
     Traditional products.....................................................................     5,347.9        3,180.1
     Claims payable and other policyholder funds..............................................     1,265.4        1,056.3
     Unearned premiums........................................................................       442.6          272.4
   Investment borrowings......................................................................     1,308.9          383.4
   Other liabilities..........................................................................     1,449.9          709.5
   Liabilities related to separate accounts ..................................................       606.7          337.6
   Commercial paper...........................................................................       492.9            -
   Notes payable..............................................................................     1,876.8        1,094.9
                                                                                                 ---------      ---------

           Total liabilities..................................................................    28,450.7       21,829.7
                                                                                                 ---------      ---------

Minority interest:
   Company-obligated mandatorily redeemable preferred securities
     of subsidiary trusts.....................................................................       900.0          600.0
   Mandatorily redeemable preferred stock of subsidiary.......................................         -             97.0
   Common stock of subsidiary.................................................................          .7             .7

Shareholders' equity:
   Preferred stock............................................................................       122.0          267.1
   Common stock and additional paid-in capital (no par value, 500,000,000 shares authorized, shares issued and outstanding: 1997 - 188,009,367;
     1996 - 167,128,228)......................................................................     2,452.5        2,029.6
   Unrealized appreciation (depreciation) of securities:
     Fixed maturity securities (net of applicable deferred income taxes:
        1997 - $79.3; 1996 - $21.5)...........................................................       147.2           39.8
     Other investments (net of applicable deferred income taxes:
        1997 - $1.4; 1996 - $(.5))............................................................         2.6            (.9)
   Retained earnings..........................................................................     1,062.3          749.7
                                                                                                 ---------      ---------

           Total shareholders' equity.........................................................     3,786.6        3,085.3
                                                                                                 ---------      ---------

           Total liabilities and shareholders' equity.........................................   $33,138.0      $25,612.7
                                                                                                 =========      =========












               The accompanying notes are an integral part of the
                       consolidated financial statements.




                                                 CONSECO, INC. AND SUBSIDIARIES

                                              CONSOLIDATED STATEMENT OF OPERATIONS
                                                      (Dollars in millions)
                                                           (unaudited)
                                                                                 Three months ended          Nine months ended
                                                                                    September 30,              September 30,
                                                                                 -------------------       --------------------
                                                                                 1997           1996       1997            1996
                                                                                 ----           ----       ----            ----
Revenues:
   Insurance policy income:
     Traditional products.....................................................  $  778.8       $351.0     $2,121.4      $1,033.4
     Interest sensitive products..............................................     107.0        100.8        319.5         159.8
   Net investment income......................................................     460.6        364.8      1,314.7         926.7
   Net investment gains.......................................................     116.4          6.9        137.3           9.8
   Fee revenue and other income...............................................      20.7         10.8         50.1          38.5
   Nonrecurring income........................................................        -            -            -           30.4
                                                                                --------      -------     --------      --------

       Total revenues.........................................................   1,483.5        834.3      3,943.0       2,198.6
                                                                                --------      -------     --------      --------

Benefits and expenses:
   Insurance policy benefits..................................................     594.8        313.8      1,581.7         858.3
   Change in future policy benefits...........................................      23.6          3.9        105.2          15.9
   Amounts added to annuity and financial product policyholder account balances:
       Interest...............................................................     176.4        173.6        518.0         445.9
       Other amounts added to variable and equity-indexed annuity products....      32.4         11.1         70.6          28.5
   Interest expense on notes payable..........................................      24.7         30.4         76.0          84.6
   Interest expense on short-term investment borrowings.......................       9.4          6.5         17.7          15.1
   Amortization related to operations.........................................      92.3         61.2        310.8         160.7
   Amortization related to investment gains...................................      43.8          3.3         70.4          15.6
   Nonrecurring charges.......................................................      62.4           -          71.7            -
   Other operating costs and expenses.........................................     148.5         99.0        419.1         221.0
                                                                                --------      -------     --------      --------

       Total benefits and expenses............................................   1,208.3        702.8      3,241.2       1,845.6
                                                                                --------      -------     --------      --------

       Income before income taxes, minority interest and extraordinary charge.     275.2        131.5        701.8         353.0

Income tax expense............................................................     106.9         49.8        261.8         134.1
                                                                                --------      -------     --------      --------

       Income before minority interest and extraordinary charge ..............     168.3         81.7        440.0         218.9

Minority interest:
   Distributions on Company-obligated mandatorily redeemable preferred
     securities of subsidiary trusts..........................................      13.0           -          34.6            -
   Dividends on preferred stock of subsidiaries...............................        .8          2.3          3.3           7.4
   Equity in earnings of subsidiaries.........................................        -            .1           -           18.4
                                                                                --------      -------     --------      --------

       Income before extraordinary charge ....................................     154.5         79.3        402.1         193.1

Extraordinary charge on extinguishment of debt, net of taxes and
   minority interest..........................................................        .7          1.2          6.2          18.6
                                                                                --------      -------     --------      --------

       Net income.............................................................     153.8         78.1        395.9         174.5

Less amounts applicable to preferred stock:
   Charge related to induced conversions......................................        -            -          13.2            -
   Preferred stock dividends..................................................       2.2          5.5          6.7          22.7
                                                                                --------      -------     --------      --------

       Net income applicable to common stock..................................  $  151.6      $  72.6    $   376.0     $   151.8
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




                                                 CONSECO, INC. AND SUBSIDIARIES

                                         CONSOLIDATED STATEMENT OF OPERATIONS, continued
                                          (Dollars in millions, except per share data)
                                                           (unaudited)

                                                                           Three months ended             Nine months ended
                                                                              September 30,                 September 30,
                                                                          ------------------            -------------------
                                                                          1997          1996            1997           1996
                                                                          ----          ----            ----           ----
Earnings per common share and common equivalent share:
   Primary:
     Weighted average shares outstanding.............................  210,978,000   143,171,000    209,742,000   115,890,000
     Income before extraordinary charge..............................         $.73          $.55          $1.85         $1.58
     Extraordinary charge............................................          -             .01            .03           .16
                                                                              ----          ----          -----         -----

       Net income....................................................         $.73          $.54          $1.82         $1.42
                                                                              ====          ====          =====         =====

   Fully diluted:
     Weighted average shares outstanding.............................  212,106,000   158,061,000    210,193,000   134,740,000
     Income before extraordinary charge..............................         $.73          $.50          $1.85         $1.43
     Extraordinary charge............................................          -             .01            .03           .14
                                                                              ----          ----          -----         -----

       Net income....................................................         $.73          $.49          $1.82         $1.29
                                                                              ====          ====          =====         =====


















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




                                                 CONSECO, INC. AND SUBSIDIARIES

                                         CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                                      (Dollars in millions)
                                                           (unaudited)

                                                                                                    Nine months ended
                                                                                                     September 30,
                                                                                                 ----------------------
                                                                                                 1997              1996
                                                                                                 ----              ----
Preferred stock:
   Balance, beginning of period..............................................................   $  267.1         $  283.5
     Issuance of convertible preferred stock.................................................        -              267.1
     Conversion of preferred stock into common shares........................................     (145.1)          (283.2)
     Redemption of preferred stock for cash..................................................        -                (.3)
                                                                                                --------         --------

   Balance, end of period....................................................................   $  122.0         $  267.1
                                                                                                ========         ========

Common stock and additional paid-in capital:
   Balance, beginning of period..............................................................   $2,029.6         $  157.2
     Amounts related to stock options and employee benefit plans.............................      180.6             21.4
     Tax benefit related to issuance of shares under stock option plans......................       82.5             18.4
     Conversion of convertible debentures into common shares.................................      154.4               -
     Conversion of preferred stock into common shares........................................      145.1            283.2
     Issuance of shares in merger with Life Partners Group, Inc..............................        -              586.8
     Issuance of shares in merger with Capitol American Financial Corporation................      115.7              -
     Issuance of shares in merger with Pioneer Financial Services, Inc.......................      342.5              -
     Cost of issuance of preferred stock.....................................................       (3.3)            (9.4)
     Cost of shares acquired charged to common stock and additional paid-in capital..........     (590.4)            (3.1)
     Other...................................................................................       (4.2)             -
                                                                                                --------         --------

   Balance, end of period....................................................................   $2,452.5         $1,054.5
                                                                                                ========         ========

Unrealized appreciation (depreciation) of securities:
   Fixed maturity securities:
     Balance, beginning of period............................................................   $   39.8         $  112.6
       Change in unrealized appreciation (depreciation)......................................      107.4           (159.3)
                                                                                                --------         --------

     Balance, end of period..................................................................   $  147.2         $  (46.7)
                                                                                                ========         ========

   Other investments:
     Balance, beginning of period............................................................   $    (.9)        $     .1
       Change in unrealized appreciation (depreciation)......................................        3.5              (.4)
                                                                                                --------         --------

     Balance, end of period..................................................................   $    2.6         $    (.3)
                                                                                                ========         ========

Retained earnings:
   Balance, beginning of period..............................................................   $  749.7         $  558.3
     Net income .............................................................................      395.9            174.5
     Cost of shares acquired charged to retained earnings....................................      (26.1)           (22.9)
     Amounts applicable to preferred stock:
       Charge related to induced conversion of convertible preferred stock...................      (13.2)             -
       Dividends on preferred stock..........................................................       (6.7)           (22.7)
     Dividends on common stock...............................................................      (37.3)            (5.9)
                                                                                                --------         --------

   Balance, end of period....................................................................   $1,062.3         $  681.3
                                                                                                ========         ========

       Total shareholders' equity............................................................   $3,786.6         $1,955.9
                                                                                                ========         ========

               The accompanying notes are an integral part of the
                       consolidated financial statements.




                                                 CONSECO, INC. AND SUBSIDIARIES

                                              CONSOLIDATED STATEMENT OF CASH FLOWS
                                                      (Dollars in millions)
                                                           (unaudited)
                                                                                                    Nine months ended
                                                                                                     September 30,
                                                                                                ------------------------
                                                                                                1997                1996
                                                                                                ----                ----
Cash flows from operating activities:
   Net income.............................................................................  $   395.9           $   174.5
   Adjustments to reconcile net income to net cash provided by operating activities:
     Amortization and depreciation........................................................      395.2               190.7
     Income taxes.........................................................................       94.6                (4.4)
     Insurance liabilities................................................................      (81.8)               58.7
     Amounts added to annuity and financial product policyholder account balances.........      588.6               474.4
     Fees charged to insurance liabilities................................................     (318.2)             (158.9)
     Accrual and amortization of investment income........................................      (34.6)              (27.2)
     Deferral of cost of policies produced................................................     (442.7)             (237.0)
     Nonrecurring items...................................................................       71.7               (30.4)
     Minority interest....................................................................         -                 17.3
     Extraordinary charge on extinguishment of debt.......................................        9.5                28.6
     Net investment gains.................................................................     (137.3)               (9.8)
     Other................................................................................      (16.9)              (34.2)
                                                                                            ---------           ---------

       Net cash provided by operating activities..........................................      524.0               442.3
                                                                                            ---------           ---------

Cash flows from investing activities:
   Sales of investments...................................................................   11,453.1             4,954.0
   Maturities and redemptions.............................................................      450.2               521.0
   Purchases of investments...............................................................  (12,673.0)           (5,852.8)
   Purchase of Life Partners Group, Inc...................................................         -                 (9.5)
   Purchase of property and casualty insurance brokerage businesses.......................         -                (12.0)
   Purchase of additional shares of American Life Holdings, Inc...........................         -               (165.0)
   Purchase of preferred stock of American Life Holdings, Inc.............................         -                (12.6)
   Purchase of mandatorily redeemable preferred stock of subsidiary.......................      (98.4)                 -
   Repurchase of equity securities by Bankers Life Holding Corporation....................         -                (27.7)
   Cash held by Life Partners Group, Inc. before consolidation............................         -                 79.1
   Acquisition of Capitol American Financial Corporation, net of cash held at date
      of merger...........................................................................     (522.1)                 -
   Cash held by Pioneer Financial Services, Inc. at date of merger........................       44.2                  -
   Acquisition of Colonial Penn Life Insurance Company and Providential Life Insurance
     Company and certain other assets, net of cash held at date of purchase...............       11.3                  -
   Other..................................................................................       (5.0)              (56.5)
                                                                                            ---------           ---------

       Net cash used by investing activities .............................................   (1,339.7)             (582.0)
                                                                                            ---------           ---------

Cash flows from financing activities:
   Issuance of Company-obligated mandatorily redeemable preferred stock of
     subsidiary trusts....................................................................      296.7                  -
   Issuance of shares related to stock options and employee benefit plans  ...............       46.4                16.3
   Issuance of convertible preferred stock................................................         -                257.7
   Issuance of commercial paper, net......................................................      492.9                  -
   Issuance of notes payable..............................................................    1,858.4               853.3
   Redemption of preferred shares.........................................................         -                  (.3)
   Payments on notes payable..............................................................   (1,554.8)             (987.5)
   Payments to repurchase equity securities of Conseco....................................     (496.8)              (21.5)
   Investment borrowings..................................................................      925.5               169.8
   Deposits to insurance liabilities......................................................    1,426.7             1,266.5
   Withdrawals from insurance liabilities.................................................   (1,629.2)           (1,366.4)
   Charge related to induced conversion of convertible preferred stock....................      (13.2)                 -
   Dividends paid ........................................................................      (44.9)              (25.8)
                                                                                            ---------           ---------

       Net cash provided by financing activities..........................................    1,307.7               162.1
                                                                                            ---------           ---------

       Net increase in short-term investments.............................................      492.0                22.4

Short-term investments, beginning of period...............................................      281.6               189.9
                                                                                            ---------           ---------

Short-term investments, end of period.....................................................  $   773.6           $   212.3
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

     BASIS OF PRESENTATION

     The unaudited consolidated financial statements reflect all adjustments, consisting only of normal recurring items, which are necessary to present fairly Conseco's financial position and results of operations on a basis consistent with that of our prior audited consolidated financial statements. We have reclassified certain amounts from the prior periods to conform to the 1997 presentation. We have restated all share and per-share amounts for the two-for-one stock splits distributed on February 11, 1997, and April 1, 1996.

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

     We were required to use step-basis accounting when we acquired the BLH common shares at the various acquisition dates. The assets and liabilities of BLH included in Conseco's consolidated balance sheet represent the following combination of values: (i) the portion of BLH's net assets acquired by Conseco in the November 1992 acquisition made by Conseco Capital Partners, L.P. is valued as of that acquisition date; (ii) the portion of BLH's net assets acquired in 1993, 1995 and the first quarter of 1996 is valued as of the dates of their purchase; and (iii) the portion of BLH's net assets acquired in the BLH Merger is valued as of December 31, 1996.

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

     On August 2, 1996, we completed the acquisition (the "LPG Merger") of Life Partners Group, Inc. ("LPG") and LPG became a wholly owned subsidiary of Conseco. On December 17, 1996, we completed the acquisition (the "ATC Merger") of American Travellers Corporation ("ATC") and ATC was merged with and into Conseco, with Conseco being the surviving corporation. On December 23, 1996, we completed the acquisition (the "THI Merger") of Transport Holdings Inc. ("THI") and THI was merged with and into Conseco with Conseco being the surviving corporation. On March 4, 1997, we completed the acquisition (the "CAF Merger") of Capitol American Financial Corporation ("CAF") and CAF became a wholly owned subsidiary of Conseco. On May 30, 1997, we completed the acquisition (the "PFS Merger") of Pioneer Financial Services, Inc. ("PFS") and PFS became a wholly owned subsidiary of Conseco. On September 30, 1997, we completed the acquisition (the "Colonial Penn Purchase") of Colonial Penn Life Insurance Company and Providential Life Insurance Company and certain other assets (collectively referred to as "Colonial Penn"). Colonial Penn became a wholly owned subsidiary of Conseco. The accounts of LPG are consolidated with Conseco effective July 1,

                         CONSECO, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1996; the accounts of ATC and THI are consolidated effective December 31, 1996; the accounts of CAF are consolidated effective January 1, 1997; the accounts of PFS are consolidated effective April 1, 1997; and the accounts of Colonial Penn are consolidated effective September 30, 1997.

     ADJUSTMENT TO ACTIVELY MANAGED FIXED MATURITY SECURITIES

     We classify fixed maturity securities into three categories: "actively managed" (which are carried at estimated fair value), "trading account" (which are carried at estimated fair value) and "held to maturity" (which are carried at amortized cost). We did not classify any fixed maturity securities in the held to maturity or trading categories at September 30, 1997.

     Adjustments to carry actively managed fixed maturity securities at fair value have no effect on our earnings. We record them, net of tax and other adjustments, as an adjustment to shareholders' equity. "Unrealized appreciation of fixed maturity securities, net" in shareholders' equity at September 30, 1997, and December 31, 1996, consisted of the following:

                                                         September 30, 1997                      December 31, 1996
                                                ------------------------------------   -----------------------------------
                                                              Effect of                              Effect of
                                                             fair value     Carrying                fair value    Carrying
                                                Cost basis   adjustments      value    Cost basis   adjustments     value
                                                ----------   -----------      -----    ----------   -----------     -----
                                                                            (Dollars in millions)

Actively managed fixed maturity
    securities...............................   $20,676.5     $ 388.8       $21,065.3   $17,203.3      $103.8     $17,307.1
Other balance sheet items:
    Cost of policies purchased...............     2,715.5      (133.7)        2,581.8     2,059.2       (44.2)      2,015.0
    Cost of policies produced................       863.3       (21.5)          841.8       542.6         1.7         544.3
    Amounts related to assets held in trust
       under reinsurance agreements
       (included in other liabilities).......          -         (7.1)           (7.1)         -           -             -
    Income tax assets........................       166.7       (79.3)           87.4        30.3       (21.5)          8.8
                                                              -------                                  ------

Unrealized appreciation of fixed maturity
    securities, net..........................                 $ 147.2                                  $ 39.8
                                                              =======                                  ======

     FINANCIAL INSTRUMENTS

     Conseco has entered into interest rate swap agreements which expire in 2002. Such agreements effectively convert the fixed cost the Company incurs on $200.0 million of Company-obligated mandatorily redeemable preferred securities of subsidiary trusts to a variable rate during the next five years. Under the agreements, Conseco receives a weighted average fixed rate of 6.82 percent and pays a floating rate based on LIBOR, determined quarterly. At September 30, 1997, the weighted average floating rate was approximately 5.79 percent. Unrealized gains of $3.8 million related to the interest rate swap agreements are not reflected in the consolidated financial statements.

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

     During the nine months ended September 30, 1997, net investment income increased by $33.6 million as a result of changes in the value of the S&P Options. Such investment income was substantially offset by amounts added to policyholder account balances for annuities and financial products. The value of the S&P Options was $38.2 million at September 30, 1997. We classify such instruments as other invested assets.

                         CONSECO, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     If the counterparties of the aforementioned derivative financial instruments do not meet their obligations, Conseco could have a loss. Conseco limits its exposure to such a loss by diversifying among several counterparties believed to be strong and creditworthy. At September 30, 1997, all of the counterparties were rated A or higher by Standard & Poor's Corporation.

     In conjunction with its investment in a consumer financing company, Conseco has guaranteed up to $10.0 million of the financing company's indebtedness to its primary lender through 1998. Conseco believes the likelihood of a significant loss from the guarantee is remote.

     ACQUISITIONS

     Capitol American Financial Corporation

     On March 4, 1997, we completed the CAF Merger. We exchanged each outstanding share of CAF common stock for the right to receive $30.75 in cash plus 0.1647 of a share of Conseco common stock. We paid $549.3 million (including acquisition expenses of $10.7 million) in cash and issued 3.0 million shares of Conseco common stock (including .1 million common equivalent shares issued in exchange for CAF's outstanding options) having a value of approximately $115.7 million. We also assumed a $31.0 million note payable of CAF, which we repaid on the merger date.

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

     Pioneer Financial Services, Inc.

     On May 30, 1997, we completed the PFS Merger. We exchanged each outstanding share of PFS common stock for .7077 of a share of Conseco common stock. We issued 8.6 million shares of Conseco common stock (including .2 million common equivalent shares issued in exchange for PFS's outstanding options) having a value of approximately $342.5 million. We assumed PFS's convertible subordinated notes, which became convertible into 3.1 million shares of Conseco common stock, having a value of $140.9 million (of which $86.1 million, representing the principal amount outstanding, is included in notes payable and $54.8 million, representing the additional value attributable to the conversion feature, is included in other liabilities). We also assumed a $21.3 million note payable of PFS, which we repaid on the merger date.

     PFS, through its insurance subsidiaries, underwrites life insurance, annuities and health insurance in selected niche markets throughout the United States.

     Colonial Penn

     On September 30, 1997, we completed the Colonial Penn Purchase from Leucadia National Corporation ("Leucadia") for $460.0 million in cash and notes payable. The Colonial Penn Purchase was funded with: (i) $60.0 million in cash which was borrowed under our bank credit facility; and (ii) notes payable to Leucadia (the "Leucadia Notes) totaling $400.0 million. The Leucadia Notes bear interest at the one month LIBOR rate plus a margin of .50 percent payable semi-annually. Such rate was 6.16 percent at September 30, 1997. The Leucadia Notes mature on January 2, 2003. The Leucadia Notes may be put back to Conseco by the holder at any time after December 31, 1997, in the event that: (i) all or substantially all of Leucadia's assets are sold; or (ii) there is an acquisition of beneficial ownership of Leucadia's securities representing 20 percent or more of the voting securities of Leucadia. In addition, the Leucadia Notes are putable (in whole or in increments of $10 million of par value) at any time on or after September 30, 1999, at a discount to par. The discount rate is equal to
(i) 3 percent of the then outstanding principal balance during the period September 30, 1999, through September 29, 2000; (ii) 2 percent of the then outstanding principal balance during the period September 30, 2000, through September 29, 2001; and (iii) 1 percent of the then outstanding principal balance thereafter prior to maturity. The Leucadia Notes and accrued interest thereon are secured by standby letters of credit totaling $420.0 million. Such letters of credit expire on September 30, 1998, but may be extended in one-year increments through 2003. The Company pays a fee on the letters of credit based upon the ratings by Standard & Poors and Duff & Phelps on the Company's senior notes. At September 30, 1997, such fee was .20 percent per annum on the $420.0 million of outstanding letters of credit.

                         CONSECO, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     Colonial Penn is principally engaged in the sale of "graded benefit life" insurance policies through direct marketing and Medicare supplement insurance through independent agents.

     Effect of Merger Transactions on Consolidated Financial Statements

     We used purchase accounting to account for the CAF Merger effective January 1, 1997, the PFS Merger effective April 1, 1997, and the Colonial Penn Purchase effective September 30, 1997. We allocated the cost to acquire CAF, PFS, and Colonial Penn to the assets and liabilities acquired based on their fair values as of their effective dates, and recorded the excess of the total purchase cost over the fair value of the liabilities we assumed as goodwill. We based this allocation on a preliminary determination of the fair value of the assets and liabilities we acquired. We may adjust this allocation when we make a final determination of such values. We do not expect any adjustment to be material, however.

     The  above  acquisitions   affected  the  consolidated  balance  sheet  and
consolidated statement of cash flows as of the effective date of the respective transactions as follows (dollars in millions):

                                                                                     CAF           PFS            Colonial
                                                                                   Merger         Merger             Penn
                                                                                   ------         ------             ----

     Fixed maturities...........................................................   $ 808.4       $ 1,007.4        $ 579.0
     Equity securities..........................................................       9.4            30.9            2.9
     Policy loans...............................................................       -              83.9           12.7
     Accrued investment income..................................................       8.6            16.4           10.7
     Cost of policies purchased.................................................     411.9           253.9          155.8
     Reinsurance receivables....................................................       -             207.6           36.3
     Goodwill...................................................................     330.7           308.2          271.1
     Income tax assets (liabilities)............................................     (57.4)           29.4           (4.2)
     Insurance liabilities......................................................    (824.0)       (1,474.0)        (657.1)
     Notes payable..............................................................     (31.0)         (107.4)        (402.2)
     Common stock and additional paid-in capital................................    (115.7)         (342.5)            -
     Other......................................................................     (18.8)          (58.0)         (16.3)
                                                                                   -------       ---------        -------

         Cash (provided) used ..................................................   $ 522.1       $   (44.2)       $ (11.3)
                                                                                   =======       =========        =======

     The Company intends to significantly reduce the operating expenses of recently acquired companies including LPG, THI, ATC, CAF and PFS by centralizing most of their operations with those of its other companies. Accordingly, most of the employees of LPG, THI, ATC, CAF and several employees of PFS will either be terminated or relocated. The following estimated liabilities related to these terminations and relocations were included in the costs to acquire these companies: LPG - $8.2 million; ALH - $3.3 million; ATC - $5.2 million; THI - $7.8 million; CAF - $11.2, million; and PFS - $30.3 million. At September 30, 1997, we had completed all terminations and relocations planned for LPG, ALH, THI and CAF, and we had paid all amounts established as a liability for such plans, consisting primarily of employee severance benefits. There have been no significant adjustments to the estimated liabilities established for termination and relocation costs. If the ultimate costs to complete these plans are less than the estimated liability, we will reflect the difference as an adjustment to the liabilities assumed (with a corresponding adjustment to goodwill). If the ultimate costs to complete these plans are more than the estimated liability, we will adjust the liability (with a corresponding adjustment to goodwill), if such adjustment is determined within one year of the respective merger date. Thereafter, we will include any additional amounts in the determination of the Company's net income.

     REINSURANCE

     Prior to its acquisition by Conseco, a subsidiary of PFS entered into certain reinsurance arrangements under which the subsidiary retained the assets and related insurance liabilities, but not the risks associated with the business. Such assets and liabilities each totaled approximately $210 million at September 30, 1997. The PFS subsidiary does not participate in the realized gains and losses on the assets held in trust under these arrangements. Accordingly, we have established an amount due to the reinsurer (classified as other liabilities) of $7.1 million at September 30, 1997, representing the unrealized gain related to actively managed fixed maturities held in trust under these agreements (with a corresponding reduction to unrealized appreciation).

                         CONSECO, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     COMMERCIAL PAPER PROGRAM

     We instituted a commercial paper program in April 1997 to lower our borrowing costs and improve our liquidity. Borrowings under our commercial paper program averaged approximately $497.5 million during the period April 24, 1997 through September 30, 1997. The weighted average interest rate on such borrowings was 5.85 percent at September 30, 1997. Maximum permitted borrowings under our revolving credit facility are reduced by the aggregate outstanding commercial paper of Conseco. At September 30, 1997, we could borrow up to an additional $150 million under our revolving credit facility or commercial paper program.

     CHANGES IN NOTES PAYABLE

     Notes payable of the Company were as follows:

                                                                                      September 30,  December 31,
                                                                     Interest rate        1997           1996
                                                                     -------------        ----           ----
                                                                                          (Dollars in millions)

Borrowings under revolving credit agreements.........................  5.99% (1)        $  755.0        $  465.0
Bank credit facility.................................................  5.92% (2)           200.0             -
Leucadia Notes.......................................................  6.16% (2)           400.0             -
Senior notes due 2003................................................ 8.125%               170.0           170.0
Senior notes due 2004................................................  10.5%               191.6           200.0
Subordinated notes due 2004.......................................... 11.25%                10.9            98.1
Convertible subordinated debentures due 2005.........................   6.5%                32.6           102.8
Convertible subordinated notes due 2003..............................   6.5%                86.1             -
Other................................................................Various                24.1            45.2
                                                                                        --------        --------

     Total principal amount..........................................                    1,870.3         1,081.1

Unamortized net premium..............................................                        6.5            13.8
                                                                                        --------        --------

     Total...........................................................                   $1,876.8        $1,094.9
                                                                                        ========        ========

(1)  Current weighted average rate at September 30, 1997.
(2)  Current rate at September 30, 1997.

     1997 changes in notes payable

     On September 30, 1997, the Company entered into a $200.0 million credit facility with a syndicate of banks. The credit facility bears interest at LIBOR plus .295 percent and matures on March 31, 1998. The proceeds from the credit facility were used: (i) to finance a portion of the Colonial Penn Purchase; (ii) to redeem all of the $2.16 Redeemable Cumulative Preferred Stock of a subsidiary formerly held by minority interests; and (iii) for general corporate purposes.

     The Leucadia  Notes  were  issued  in  conjunction   with the Colonial Penn
Purchase. (See Acquisitions:  Colonial Penn).

     In the first nine months of 1997, we repurchased $87.2 million par value of the 11.25 percent subordinated notes due 2004 for $100.5 million. We recognized an extraordinary charge of $5.6 million (net of a $3.0 million tax benefit) as a result of such repurchases.

     During the first nine months of 1997, we repurchased $8.4 million par value of the 10.5 percent senior notes due 2004 for $9.8 million. We recognized an extraordinary charge of $.6 million (net of $.3 million tax benefit) as a result of such repurchases.

     During the first nine months of 1997, we induced the conversion of $64.8 million par value of convertible subordinated debentures due 2005 (acquired in conjunction with the ATC Merger) into 5.0 million shares of Conseco common stock. We paid $4.4 million to induce the holders to convert. In addition, we repurchased $4.0 million par value of the convertible debentures for $12.2

                         CONSECO, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


million. The extraordinary charge recognized as a result of the inducement payment and repurchases was not significant since such amount approximated amounts reflected in the fair value of the debentures which was recorded as a liability at the ATC Merger date. At September 30, 1997, we included the value of the remaining convertible debentures in excess of the principal balance (the value attributable to the conversion feature) of $46.4 million in other liabilities. An additional $1.4 million par value of the convertible debentures was converted into .1 million shares of Conseco common stock at the option of the holders during the nine months ended September 30, 1997.

     The convertible subordinated notes due 2003 were acquired in conjunction with the PFS Merger (see Acquisitions: Pioneer Financial Services, Inc.).

     During the third quarter of 1997, we repurchased for $24.0 million the remaining $23.2 million par value of 12.75 percent senior subordinated notes due 2002. Such notes had been assumed in connection with the LPG Merger. No extraordinary charge was recognized as a result of such repurchases, since the notes also had a carrying value of $24.0 million.

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

     We borrowed $50 million under the credit agreement to finance a portion of both the ALH Stock Purchase and an additional capital contribution to ALH of $125.0 million (the "ALH Capital Contribution"), which was used by ALH to retire the outstanding principal amount under its senior credit facility. We recognized an extraordinary charge of $.3 million, net of taxes of $.1 million, related to such early retirement. We also borrowed $148.7 million to retire LPG's bank credit facilities existing at the acquisition date. At September 30, 1996, the principal balance borrowed under the credit agreement was $460 million.

     On the date of the LPG Merger, LPG's notes payable included $87.8 million par value of senior subordinated notes due in 2002. In connection with the LPG Merger, Conseco guaranteed LPG's obligations under such notes.

     We borrowed $100.0 million under a new bridge loan facility effective September 30, 1996. The proceeds were used to finance a portion of the ALH Capital Contribution.

     In connection with the ALH Stock Purchase, Conseco guaranteed ALH's obligations under the senior subordinated notes due in 2004.

     In March 1996, BLH completed a tender offer pursuant to which it repurchased $148.3 million principal balance of its 13 percent senior subordinated notes for $173.2 million. The repurchased notes had a carrying value of $157.8 million. In the first quarter of 1996, we recognized an extraordinary charge of $8.1 million (net of a $4.3 million tax benefit) representing the unamortized debt issuance costs related to the prior agreement. During the second quarter of 1996, BLH repurchased $.1 million par value of its 13 percent senior subordinated notes; no material loss was realized. In addition, BLH borrowed $140.0 million under its revolving credit facility to finance a portion of the ALH Stock Purchase.

     CHANGES IN PREFERRED STOCK

     During the first nine months of 1997, the holders of 2,374,300 shares of Preferred Redeemable Increased Dividend Equity Securities Convertible Preferred Stock ("PRIDES") converted such shares into 8.1 million shares of common stock. We paid $13.2 million to induce these conversions. We recorded this payment in the consolidated financial statements as a dividend paid to such holders.

                         CONSECO, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     CHANGES IN COMMON STOCK

     Changes in the number of shares of common stock outstanding for the first nine months of 1997 were as follows:


Balance, December 31, 1996................................................................     167,128,228
   Stock options exercised................................................................      12,035,648
   Shares issued in conjunction with the CAF Merger.......................................       2,881,597
   Shares issued in conjunction with the PFS Merger.......................................       8,382,617
   Common shares converted from convertible subordinated debentures.......................       5,134,848
   Common shares converted from PRIDES....................................................       8,120,106
   Common stock acquired under option exercise and repurchase programs....................     (15,798,563)
   Shares issued under employee benefit and compensation plans............................         124,886
                                                                                              ------------

Balance, September 30, 1997...............................................................     188,009,367
                                                                                              ============

     In the second quarter of 1997, Conseco implemented an option exercise program under which its chief executive officer and four of its executive vice presidents exercised outstanding options to purchase approximately 9.1 million shares of Conseco common stock. The options exercised would otherwise have remained exercisable until various dates through 2006. As a result of the exercise, we recorded a tax benefit of $80.0 million (net of payroll taxes incurred of $3.5 million). The tax deduction relating to this benefit was equal to the aggregate taxable income reported by the executives as a result of the exercise. The tax benefit is reflected as an increase to additional paid-in capital. The executives paid for the exercise price of the options by tendering
3.0 million previously owned shares. We withheld 2.8 million exercised shares to cover federal and state taxes owed by the executives as a result of the exercise transaction. No cash was exchanged and we issued approximately 3.3 million shares of common stock to the executives, net of withheld shares. We also granted to the executive officers new options to purchase a total of 5.8 million shares at a weighted average price of $39.48 per share (the market price per share on the grant dates) to replace the shares surrendered for taxes and the exercise price.

     In April 1997, we commenced a new program to repurchase up to 5 million Conseco common shares in open market or negotiated transactions. In June 1997, the program was expanded to 10 million shares. The timing and terms of the purchases were determined based on market conditions and other considerations. Under the program, we repurchased 10.0 million shares in the second and third quarters of 1997 for $387.9 million.

     We allocated the $616.5 million cost of the shares we repurchased in connection with the stock option exercise program and share repurchase program to shareholders' equity accounts as follows: (i) $590.4 million to common stock and additional paid-in capital (such allocation was based on the value we received for shares issued in our recent acquisitions); and (ii) $26.1 million to retained earnings.

     CHANGES IN MINORITY INTEREST

     Minority interest represents the interests in our subsidiaries owned by other investors. Minority interest at September 30, 1997, included: (i) $900.0 million par value of Company-obligated mandatorily redeemable preferred securities of subsidiary trusts; and (ii) $.7 million interest in the common stock of a subsidiary.

     Effective March 31, 1997, Conseco Financing Trust III, a subsidiary of Conseco, issued 300,000 Capital Securities at $1,000 per security. Each Capital Security will pay cumulative cash distributions at the annual rate of 8.796 percent of the stated $1,000 liquidation amount per security payable semi-annually commencing October 1, 1997. The Capital Securities are fully and unconditionally guaranteed by Conseco as to distributions and other payments. Conseco Financing Trust III used the proceeds of the offering to acquire an equivalent amount of 8.796% Subordinated Deferrable Interest Debentures due April 1, 2027 (the "Debentures") issued by Conseco. Conseco, in turn, used the net proceeds from the issuance of the Debentures of approximately $296.7 million (after underwriting and associated costs) to repay bank debt. The sole asset of Conseco Financing Trust III is the Debentures. We can cause the Capital Securities to be redeemed (at our option) at a price equal to the greater of:
(i) the principal amount; or (ii) the sum of the present values of the principal amount and scheduled interest payments from the redemption date to the maturity date. The Debentures are subordinated to all of our senior indebtedness and mature on April 1, 2027.
                                      14

                         CONSECO, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     Changes in minority interest during the first nine months of 1997 and 1996 are summarized below:

                                                                                                   1997          1996
                                                                                                   ----          ----
                                                                                                  (Dollars in millions)
Minority interest, beginning of period.........................................................    $697.7       $ 403.3
   Changes in investments made by minority shareholders:
     Issuance of Company-obligated mandatorily redeemable preferred securities of
       subsidiary trusts.......................................................................     300.0            -
     Repurchase of mandatorily redeemable preferred stock of a subsidiary......................     (93.4)           -
     Mandatorily redeemable preferred stock of a subsidiary held by
       PFS prior to the PFS Merger.............................................................      (2.7)           -
     ALH Stock Purchase........................................................................        -         (131.2)
     Purchase of ALH's 1994 Series Preferred Stock.............................................        -          (12.6)
     Preferred stock of a subsidiary of ALH held by LPG at the date of the LPG Merger..........        -           (6.5)
     Repurchase by BLH of its common stock.....................................................        -          (18.7)
   Minority  interests'  equity  in the  change  in  financial  position  of the
       Company's subsidiaries:
          Net income...........................................................................      37.9          25.8
          Unrealized depreciation of securities ...............................................        -         (103.8)
          Dividends............................................................................     (37.9)         (8.5)
          Amortization of value in excess of par of mandatorily redeemable preferred stock
             of a subsidiary...................................................................       (.9)           -
                                                                                                   ------       -------

Minority interest, end of period ..............................................................    $900.7       $ 147.8
                                                                                                   ======       =======

     During the first nine months of 1997, we completed the purchase of all of the $2.32 Redeemable Cumulative Preferred Stock and $2.16 Redeemable Cumulative Preferred Stock of a subsidiary formerly held by minority interests. As a result, securities having an amortized cost of $47.7 million were sold from a segregated account which resulted in net investment gains of $3.7 million.

     DIRECTOR, EXECUTIVE AND SENIOR OFFICER STOCK PURCHASE PLAN

     The Director, Executive and Senior Officer Stock Purchase Plan is designed to encourage direct, long-term ownership of Conseco common stock by Board members, executive officers and certain senior officers. Under the program, up to 8.0 million shares of Conseco common stock were authorized to be purchased in open market or negotiated transactions with independent parties. At September 30, 1997, 7.2 million shares had been purchased under the plan and the remaining
 .8 million shares were repurchased in October 1997. Purchases were financed by personal loans to the participants from a bank. Such loans are collateralized by the Conseco common stock purchased. Conseco guaranteed the loans, but has recourse to the participants if it incurs a loss under the guarantee. In addition, we provide loans to the participants for interest payments under the bank loans. At September 30, 1997, the bank loans guaranteed by Conseco totaled $210.4 million, the loans provided by Conseco for interest totaled $6.2 million and the common stock that collateralizes the loans had a fair value of $353.2 million.

     CONSOLIDATED STATEMENT OF CASH FLOWS

     The following non-cash items were not reflected in the consolidated statement of cash flows in 1997: (i) the issuance of Conseco common stock valued at $342.5 million in the PFS Merger; (ii) the issuance of Conseco common stock valued at $115.7 million in the CAF Merger; (iii) the acquisition of Conseco common stock of $119.7 million pursuant to the tender of shares under the option exercise program; (iv) the issuance of Conseco common stock under stock option and employee benefit plans of $134.1 million; (v) the tax benefit of $82.5 million related to the issuance of Conseco common stock under employee benefit plans; (vi) the conversion of $145.1 million of PRIDES into 8.1 million shares of Conseco common stock; (vii) the conversion of $66.2 million par value of convertible debentures into 5.1 million shares of Conseco common stock with a recorded value of $154.4 million; and (viii) the issuance of the Leucadia Notes in connection with the Colonial Penn Purchase. The following non-cash items were not reflected in the consolidated statement of cash flows in 1996: (i) the issuance of Conseco common stock valued at $586.8 million in the LPG Merger;
(ii) the conversion of Series D preferred stock of Conseco with a value of $283.2 million into 16.9 million shares; (iii) the acquisition of $25.0 million par value of Conseco's 8.125% senior notes and $6.5 million par value of preferred stock of ALH that

                         CONSECO, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


were held by LPG prior to the LPG Merger; (iv) the issuance of $19.6 million of Conseco common stock to employee benefit plans; and (v) the tax benefit of $18.4 million related to the issuance of Conseco common stock under employee benefit plans.

     RECENTLY ISSUED ACCOUNTING STANDARDS

     In February 1997, the Financial Accounting Standards Board ("FASB") released Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"). SFAS 128 changes the guidelines for computing earnings per share, effective with our December 31, 1997, consolidated financial statements. SFAS 128 will eliminate the presentation of primary and fully diluted earnings per share and replace them with basic and diluted earnings per share. The new basic earnings per share differs from the current primary calculation in that it excludes common stock equivalents in computing shares outstanding. The new diluted earnings per share calculation assumes that the proceeds received upon the conversion of all dilutive options and warrants are used to repurchase the Company's common shares at the average market price of such shares during the period. Under the current fully diluted calculation, such repurchases are assumed to occur at the higher of the average market price or the ending market price. If SFAS 128 had been in effect, we would have reported the following earnings per share amounts for the three and nine months ended September 30, 1997 and 1996:

                                                                           Three months ended         Nine months ended
                                                                              September 30,             September 30,
                                                                           ------------------         -----------------
                                                                           1997          1996         1997         1996
                                                                           ----          ----         ----         ----


Basic net income per share.............................................     $.81         $.61        $2.03        $1.60

Diluted net income per share...........................................      .73          .50         1.82         1.32

     In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130") and Statement of
Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"), both of which are effective for financial statements issued for periods beginning after December 15, 1997. SFAS 130 will require companies to disclose comprehensive income in their financial statements. In addition to items included in net income, comprehensive income will include items currently charged or credited directly to shareholders' equity, such as the change in unrealized appreciation (depreciation) of securities. Implementing SFAS 130 will not change our reported net income, but will increase the prominence of changes in the items listed in the previous sentence.

     SFAS 131 establishes new standards for reporting about operating segments and products and services, geographic areas and major customers. Under SFAS 131, segments are to be defined consistent with the basis management uses internally to assess performance and allocate resources. Implementing SFAS 131 will have no impact on the consolidated financial amounts we report, although some of our segment disclosures will change.

     PENDING MERGER

     On September 22, 1997, we announced a definitive agreement under which we will acquire Washington National Corporation ("Washington National"), a national provider of life insurance, annuities and specialty health insurance. In the merger, each share of Washington National common stock would be converted into the right to receive $33.25 in cash, for a total transaction value of approximately $410 million. We expect to finance the acquisition by incurring additional indebtedness. Completion of the transaction, which is subject to customary terms and conditions, including approval by stockholders of Washington National and regulatory approvals, is expected by December 31, 1997. Washington National had total assets of approximately $2.8 billion at September 30, 1997.

     YEAR 2000 CONVERSION COSTS

     We, like other companies, have initiated a corporate-wide program to assure that all of our computer systems will function properly in the year 2000. For some of our companies, our most effective solution will be to assure timely completion of the previously planned conversions of their older systems to more modern, year 2000 - compliant systems used by our other companies. In some cases, our most effective solution will be to purchase new, more modern systems; these costs will be capitalized as assets and amortized over their expected useful lives. In other cases, we will modify existing systems, thereby incurring costs that will be charged to operating expense. Although we have not completed our assessment of the total expected costs specifically related to the year 2000 conversion, we do not

                         CONSECO, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


expect that amounts expensed over the next three years (much of which relates to salaries of our permanent employees who have responsibilities for routine systems maintenance) will have a significant effect on our financial position or results of operations. We began to incur expense related to this program several years ago. The expenses incurred during the first nine months of 1997 totaled $1.7 million. We expect our year 2000 program to be completed on a timely basis.

                         CONSECO, INC. AND SUBSIDIARIES



     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The following discussion highlights material factors affecting our results of operations and significant changes in our balance sheet. Many of the changes in 1997 and 1996 affecting our results of operations were caused by the LPG Merger, the ALH Stock Purchase, the ATC Merger, the THI Merger, the BLH Merger, the CAF Merger, the PFS Merger and various financings described in the notes to the consolidated financial statements included herein and the notes to the consolidated financial statements included in our 1996 Form 10-K. These transactions, as well as the Colonial Penn Purchase (completed on September 30, 1997), also caused significant changes in our balance sheet during these periods. This discussion should be read in conjunction with the consolidated financial statements and notes included herein and in our 1996 Form 10-K.

     RESULTS OF OPERATIONS

     We conduct and manage our business through five segments, reflecting our major lines of insurance business and target markets: (i) supplemental health insurance; (ii) annuities; (iii) life insurance; (iv) individual and group major medical insurance; and (v) other.

     Consolidated Results and Analysis

     The following table and narrative summarize the consolidated results of our operations:

                                                                           Three months ended         Nine months ended
                                                                              September 30,             September 30,
                                                                           ------------------         -----------------
                                                                           1997          1996         1997         1996
                                                                           ----          ----         ----         ----
                                                                           (Dollars in millions, except per share data)

Operating earnings.....................................................   $152.2          $79.6       $407.9       $181.8
Net investment gains (losses), net of related costs, amortization
   and taxes...........................................................     42.8            (.3)        39.0         (6.4)
Nonrecurring items.....................................................    (40.5)            -         (44.8)        17.7
                                                                          ------          -----       ------       ------

       Income before extraordinary charge..............................    154.5           79.3        402.1        193.1

Extraordinary charge...................................................       .7            1.2          6.2         18.6
                                                                          ------          -----       ------       ------

       Net income......................................................    153.8           78.1        395.9        174.5

Less amounts applicable to preferred stock:
   Charge related to induced conversions...............................       -              -          13.2           -
   Preferred stock dividends...........................................      2.2            5.5          6.7         22.7
                                                                          ------          -----       ------       ------

       Net income applicable to common stock...........................   $151.6          $72.6       $376.0       $151.8
                                                                          ======          =====       ======       ======

Per fully diluted common share:
   Weighted average shares outstanding (in millions)...................    212.1          158.1        210.2        134.7
                                                                          ======          =====        =====        =====
   Operating earnings..................................................     $.72           $.50        $1.94        $1.35
   Net investment gains (losses), net of related costs, amortization
     and taxes.........................................................      .20            -            .18         (.05)
   Nonrecurring items..................................................     (.19)           -           (.21)         .13
   Charge related to induced conversion of preferred stock.............      -              -           (.06)         -
                                                                          ------          -----        -----        -----

       Income before extraordinary charge..............................      .73            .50         1.85         1.43

   Extraordinary charge................................................      -              .01          .03          .14
                                                                          ------          -----        -----        -----

       Net income......................................................     $.73           $.49        $1.82        $1.29
                                                                            ====           ====        =====        =====


                         CONSECO, INC. AND SUBSIDIARIES


     Our third quarter 1997 operating earnings were $152.2 million, or 72 cents per fully diluted share, up 91 percent and 44 percent, respectively, over the third quarter of 1996. Operating earnings during the first nine months of 1997 were $407.9 million, or $1.94 per fully diluted share, up 124 percent and 44 percent, respectively, over the first nine months of 1996. Operating earnings increased primarily as a result of the LPG Merger (completed effective July
1996), the ALH Stock Purchase (September 1996), the ATC Merger (December 1996), the THI Merger (December 1996), the BLH Merger (December 1996), the CAF Merger (January 1997) and the PFS Merger (April 1997). The percentage increase in operating earnings was greater than the percentage increase in operating earnings per fully diluted share primarily because of the 34 percent increase in common shares or equivalents outstanding during the third quarter of 1997 and the 56 percent increase during the first nine months of 1997. These increases resulted from shares issued as part of the LPG Merger, the ATC Merger, the THI Merger, the CAF Merger and the PFS Merger, partially offset by the repurchases of Conseco common stock.

     Net income of $153.8 million in the third quarter of 1997, or 73 cents per fully diluted share, included: (i) net investment gains (net of related costs, amortization and taxes) of $42.8 million, or 20 cents per share; (ii) nonrecurring charges totaling $40.5 million, or 19 cents per share, related to the Company's Medicare supplement business in Massachusetts; and (iii) an extraordinary charge of $.7 million, or nil per share, related to the early retirement of debt. The Massachusetts insurance department has been unwilling to approve reasonable rate increases to Medicare supplement providers. Conseco is discontinuing the sale of new Medicare supplement policies in Massachusetts and in the third quarter wrote down the cost of policies purchased and produced and accrued additional claim reserves related to its inforce Massachusetts Medicare supplement business. Conseco is appealing the department's rating actions to the Supreme Court of Massachusetts. Net income of $78.1 million for the third quarter of 1996, or 49 cents per fully diluted share, included: (i) net investment losses (net of related costs, amortization and taxes) of $.3 million, or nil per share; and (ii) an extraordinary charge of $1.2 million, or 1 cent per share, related to early retirement of debt.

     Net income of $395.9 million in the first nine months of 1997, or $1.82 per fully diluted share, included: (i) net investment gains (net of related costs, amortization and taxes) of $39.0 million, or 18 cents per fully diluted share;
(ii) an extraordinary charge of $6.2 million, or 3 cents per share, related to early retirement of debt; (iii) a charge of 6 cents per share related to the induced conversion of preferred stock (treated as a preferred stock dividend); and (iv) nonrecurring items totaling $44.8 million, or 21 cents per share, related to the previously discussed third quarter actions on the Company's Massachusetts Medicare supplement business and to the death of an executive officer in the second quarter of 1997. Net income of $174.5 million in the first nine months of 1996, or $1.29 per fully diluted share, included: (i) net investment losses (net of related costs, amortization and taxes) of $6.4 million, or 5 cents per share; (ii) nonrecurring income totaling $17.7 million, or 13 cents per share, primarily arising from the sale of our investment in Noble Broadcast Group, Inc.; and (iii) an extraordinary charge of $18.6 million, or 14 cents per share, related to the early retirement of debt.

     Total revenues include net investment gains of $116.4 million and $6.9 million in the third quarters of 1997 and 1996, respectively. Excluding net investment gains, total revenues were $1,367.1 million in the third quarter of 1997, up 65 percent from $827.4 million in the third quarter of 1996. Total revenues include net investment gains of $137.3 million and $9.8 million during the first nine months of 1997 and 1996, respectively. Excluding net investment gains, total revenues were $3,805.7 million in the first nine months of 1997, up 74 percent from $2,188.8 million in the first nine months of 1996. Total revenues in the 1997 periods include revenues of ATC, THI, CAF and PFS in the periods subsequent to their acquisitions. Total revenues in the nine-month period of 1996 include: (i) revenues of LPG for the third quarter of 1996; and
(ii) nonrecurring income of $30.4 million primarily arising from the sale of our investment in Noble Broadcast Group, Inc.

                         CONSECO, INC. AND SUBSIDIARIES



     First Nine Months of 1997 Compared to the First Nine Months of 1996 and the Third Quarter of 1997 Compared to the Third Quarter of 1996:

     The following tables and narratives summarize the results of our operations by business segment.

                                                                           Three months ended         Nine months ended
                                                                              September 30,             September 30,
                                                                           -----------------          -----------------
                                                                           1997         1996          1997         1996
                                                                           ----         ----          ----         ----
                                                                                       (Dollars in millions)
Income  before  income  taxes,   minority  interest  and
   extraordinary  charge:
   Supplemental health:
     Operating income .................................................   $120.2        $  28.7       $307.4       $ 94.7
     Net investment gains (losses), net of related costs and
       amortization....................................................     11.3             .4          6.5          (.2)
     Nonrecurring items................................................    (62.4)            -         (62.4)           -
                                                                          ------        -------       ------       ------

       Income before income taxes, minority interest and
         extraordinary charge..........................................     69.1           29.1        251.5         94.5
                                                                          ------        -------       ------       ------

   Annuities:
     Operating income .................................................     78.1           59.8        223.9        186.7
     Net investment gains, net of related costs and amortization ......     48.6            4.8         49.8          1.1
                                                                          ------        -------       ------       ------

       Income before income taxes, minority interest and
         extraordinary charge..........................................    126.7           64.6        273.7        187.8
                                                                          ------        -------       ------       ------

   Life insurance:
     Operating income..................................................     65.1           53.1        183.4         89.0
     Net investment gains (losses), net of related costs and
        amortization...................................................      8.5           (1.6)         6.8         (3.0)
                                                                          ------        -------       ------       ------

       Income before income taxes, minority interest and
         extraordinary charge..........................................     73.6           51.5        190.2         86.0
                                                                          ------        -------       ------       ------

   Individual and group major medical:
     Operating income..................................................     12.2           11.1         33.1         20.3
     Net investment gains, net of related costs and amortization.......       .1             -            .1           -
                                                                          ------        -------       ------       ------

       Income before income taxes, minority interest and
         extraordinary charge..........................................     12.3           11.1         33.2         20.3
                                                                          ------        -------       ------       ------

   Other:
     Operating income..................................................     18.8            5.7         47.3         24.7
     Net investment gains (losses), net of related costs and
        amortization...................................................      4.1             -           3.7         (3.7)
     Nonrecurring items................................................       -              -          (9.3)        30.4
                                                                          ------        -------       ------       ------

       Income before income taxes, minority interest and
         extraordinary charge..........................................     22.9            5.7         41.7         51.4
                                                                          ------        -------       ------       ------

   Interest and other corporate expenses...............................    (29.4)         (30.5)       (88.5)       (87.0)
                                                                          ------        -------       ------       ------

   Consolidated earnings:
     Operating income..................................................    265.0          127.9        706.6        328.4
     Net investment gains (losses), net of related costs and
        amortization...................................................     72.6            3.6         66.9         (5.8)
     Nonrecurring items................................................    (62.4)            -         (71.7)        30.4
                                                                          ------        -------       ------       ------

       Income before income taxes, minority interest and
         extraordinary charge..........................................    275.2          131.5        701.8        353.0

Income tax expense.....................................................    106.9           49.8        261.8        134.1
                                                                          ------        -------       ------       ------

       Income before minority interest and extraordinary charge........    168.3           81.7        440.0        218.9

Minority interest in consolidated subsidiaries:
   Distributions on Company-obligated mandatorily redeemable
      preferred securities of subsidiary trusts........................     13.0             -          34.6           -
   Dividends on preferred stock of subsidiaries........................       .8            2.3          3.3          7.4
   Equity in earnings of subsidiaries..................................       -              .1           -          18.4
                                                                          ------        -------       ------       ------

       Income before extraordinary charge..............................    154.5           79.3        402.1        193.1

Extraordinary charge on extinguishment of debt, net of taxes and
   minority interest...................................................       .7            1.2          6.2         18.6
                                                                          ------        -------       ------       ------

       Net income......................................................   $153.8        $  78.1       $395.9       $174.5
                                                                          ======        =======       ======       ======


                                              CONSECO, INC. AND SUBSIDIARIES



Supplemental health:
                                                                               Three months ended       Nine months ended
                                                                                  September 30,           September 30,
                                                                                -----------------       -----------------
                                                                                1997         1996       1997         1996
                                                                                ----         ----       ----         ----
                                                                                          (Dollars in millions)
Premiums collected:
   Medicare supplement (first year)...........................................  $ 31.7       $ 17.1    $   75.4      $ 53.9
   Medicare supplement (renewal)..............................................   177.7        133.3       511.3       409.6
                                                                                ------       ------    --------      ------

       Subtotal - Medicare supplement.........................................   209.4        150.4       586.7       463.5
                                                                                ------       ------    --------      ------

   Long-term care (first year)................................................    35.1         12.7       108.7        38.0
   Long-term care (renewal)...................................................   129.1         36.6       375.0       104.1
                                                                                ------       ------    --------      ------

       Subtotal - long-term care..............................................   164.2         49.3       483.7       142.1
                                                                                ------       ------    --------      ------

   Specified disease (first year).............................................    11.3          -          34.2          -
   Specified disease (renewal)................................................    86.2          -         255.1          -
                                                                                ------       ------    --------      ------

       Subtotal - specified disease...........................................    97.5          -         289.3          -
                                                                                ------       ------    --------      ------

       Total supplemental health premiums collected...........................  $471.1       $199.7    $1,359.7      $605.6
                                                                                ======       ======    ========      ======

Insurance policy income.......................................................  $472.9       $202.9    $1,363.0      $604.4
Net investment income.........................................................    64.8         16.4       184.9        49.8
                                                                                ------       ------    --------      ------

       Total revenues (a).....................................................   537.7        219.3     1,547.9       654.2
                                                                                ------       ------    --------      ------

Insurance policy benefits and change in future policy benefits................   301.2        133.9       875.1       408.6
Amortization related to operations............................................    43.0         24.4       148.7        63.5
Interest expense on investment borrowings.....................................     1.5           .3         2.8          .8
Other operating costs and expenses............................................    71.8         32.0       213.9        86.6
                                                                                ------       ------    --------      ------

       Total benefits and expenses (a)........................................   417.5        190.6     1,240.5       559.5
                                                                                ------       ------    --------      ------

       Operating income before income taxes, minority interest and
         extraordinary charge.................................................   120.2         28.7       307.4        94.7

Net investment gains (losses), net of related costs and amortization..........    11.3           .4         6.5         (.2)
Nonrecurring expense..........................................................   (62.4)          -        (62.4)         -
                                                                                ------       ------    --------      ------

       Income before income taxes, minority interest and extraordinary charge   $ 69.1       $ 29.1    $  251.5      $ 94.5
                                                                                ======       ======    ========      ======

Benefit ratios:
   Medicare supplement products...............................................    68.6%        68.0%       70.3%       69.2%
   Long-term care products....................................................    56.3         59.5        59.2        61.9
   Specified disease products.................................................    66.3          -          60.6          -

--------------------
(a) Revenues exclude net investment gains; benefits and expenses exclude amortization related to net investment gains.

     General: This segment includes Medicare supplement and long-term care insurance products primarily sold to senior citizens. Through December 31, 1996, the supplemental health operations consist solely of BLH's Medicare supplement and long-term care products, distributed through a career agency force. Beginning January 1, 1997, this segment includes the specified disease products of THI and CAF and the long-term care products of ATC; these products are distributed through professional independent producers. Beginning April 1, 1997, this segment includes the Medicare supplement and long-term care products of PFS; these products are also distributed through professional independent producers. The profitability of this segment largely depends on the overall level of sales, persistency of inforce business, claim experience and expense management.

                         CONSECO, INC. AND SUBSIDIARIES



     Premiums collected by this segment in the third quarter of 1997 were $471.1 million, up 136 percent over 1996. Premiums collected in the first nine months of 1997 were $1,359.7 million, up 125 percent over 1996. The increases are primarily due to the recent acquisitions.

     Medicare supplement policies accounted for 43 percent of this segment's collected premiums in the first nine months of 1997 compared to 77 percent in 1996. The change in mix of premiums collected reflects the long-term care and specified disease premiums collected by THI, ATC, CAF and PFS. Collected premiums on Medicare supplement policies increased 39 percent in the third quarter of 1997, to $209.4 million, and increased 27 percent in the first nine months of 1997, to $586.7 million. Annualized new business premiums were $51.7 million and $32.8 million, respectively. Medicare supplement premiums collected by the recently acquired companies were $132.0 million in the first nine months of 1997. The sales of Medicare supplement premiums have been affected by steps taken to improve profitability by increasing premium rates and changing the commission structure and underwriting criteria for these policies and by increased competition from alternative providers, including HMOs.

     Premiums collected on long-term care policies increased 233 percent, to $164.2 million, in the third quarter of 1997 and increased 240 percent, to $483.7 million, in the first nine months of 1997. Annualized new business premiums in the first nine months of 1997 and 1996 were $107.1 million and $32.1 million, respectively. Long-term care premiums collected by the recently acquired companies were $318.1 million in the first nine months of 1997. The increase in long-term care premiums collected in 1997 reflects the acquisition of recently acquired companies, new product introductions, the competitiveness of our products, the success of agent cross-selling activities, increased consumer awareness and demand, and improved persistency on a larger base of renewal premiums.

     Premiums collected on specified disease policies in the third quarter of 1997 and in the first nine months of 1997 were $97.5 million and $289.3 million, respectively. Such premiums were collected by the recently acquired companies.

     Insurance policy income is comprised of premiums earned on the segment's policies, and has increased consistent with the explanations provided above for premiums collected.

     Net investment income increased 295 percent, to $64.8 million, in the third quarter of 1997 and increased 271 percent, to $184.9 million, in the first nine months of 1997. Such investment income fluctuates when changes occur in: (i) the amount of average invested assets supporting insurance liabilities; and (ii) the yield earned on invested assets. During the first nine months of 1997, the segment's average invested assets increased to $3.2 billion from approximately $.9 billion in 1996, primarily as a result of the recent acquisitions. The annualized net yield on invested assets was 7.6 percent in the first nine months of 1997 and 1996.

     Insurance policy benefits and change in future policy benefits increased in the third quarter of 1997 and the first nine months of 1997 as a result of the business in force acquired in the recent acquisitions. In the third quarter of 1997, the Medicare supplement loss ratio (the ratio of policy benefits to insurance policy income for Medicare supplement policies) increased by .6 percentage points, to 68.6 percent. In the first nine months of 1997, the loss ratio increased by 1.1 percentage points, to 70.3 percent. These increases reflect a higher incidence of claims incurred during the 1997 periods. The loss ratios consistently incurred by the recently acquired companies have exceeded those of other Conseco companies.

     In the third quarter of 1997, the long-term care loss ratio (the ratio of policy benefits to insurance policy income for long-term care policies) fell by
3.2 percentage points, to 56.3 percent. In the first nine months of 1997, the loss ratio fell by 2.7 percentage points, to 59.2 percent. These decreases reflect a lower incidence of claims incurred during the 1997 periods.

     The ratio of policy benefits to insurance policy income for specified disease policies increased in the third quarter of 1997. Our continued review of the adequacy of claim liabilities indicated the need to increase the liability for losses incurred in prior periods. Such products were not sold by Conseco in 1996.

     Amortization related to operations includes amortization of: (i) the cost of policies produced; (ii) the cost of policies purchased; and (iii) goodwill related to this segment's business. Amortization increased primarily because of increased balances subject to amortization resulting from the recent acquisitions.

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

     Other operating costs and expenses increased in the 1997 periods with the increased business of the recently acquired companies.

     Net investment gains (losses), net of related costs and amortization often fluctuate from period to period. Net investment gains (losses) affect the timing of the amortization of cost of policies purchased and the cost of policies produced. As a result of net investment gains (losses) from the sales of fixed maturity investments, related amortization of cost of policies purchased and cost of policies produced totaled $.6 million and $.1 million in the third quarters of 1997 and 1996, respectively. Such amortization totaled $1.5 million and $.4 million in the first nine months of 1997 and 1996, respectively.

     Nonrecurring expense for the three months ended September 30, 1997 includes an increase to claim reserves of $41.5 million and the write-off of cost of policies produced and cost of policies purchased of $20.9 million related to Medicare supplement business in the State of Massachusetts. Regulators in that state have not allowed premium increases for Medicare supplement products necessary to avoid losses on the business. We are currently appealing those rate actions to the Supreme Court of the State of Massachusetts, but in the meanwhile, we are ceasing to write new Medicare supplement business in Massachusetts and are taking all steps possible to control the losses being incurred on the existing Medicare supplement business inforce. The adjustments recorded in the third quarter reflect a write-off of all costs of business purchased and produced related to the Massachusetts Medicare supplement policies and an accrual of loss reserves to reflect the losses we expect to incur before rates are permitted to return to levels that will avoid losses on the business.

                         CONSECO, INC. AND SUBSIDIARIES



Annuities:
                                                                               Three months ended       Nine months ended
                                                                                  September 30,           September 30,
                                                                                -----------------       -----------------
                                                                                1997         1996       1997         1996
                                                                                ----         ----       ----         ----
                                                                                          (Dollars in millions)
Premiums collected:
   Equity-indexed flexible premium deferred annuities (first year)............  $ 49.0       $  -     $   80.3     $    -
   Market value adjusted flexible premium deferred annuities (first year).....    26.6         46.8      102.8        146.8
   Market value adjusted flexible premium deferred annuities (renewal)........     3.0          5.2       11.5         16.3
   Traditional flexible premium deferred annuities (first year)...............    71.4         90.2      219.3        241.1
   Traditional flexible premium deferred annuities (renewal)..................    16.9         38.1       60.5         68.9
                                                                                ------       ------   --------     --------

     Subtotal - flexible premium deferred annuities...........................   166.9        180.3      474.4        473.1
                                                                                ------       ------   --------     --------

   Variable annuities (first year)............................................    34.5          9.7       76.4         25.2
   Variable annuities (renewal)...............................................    10.9          9.5       32.9         31.6
                                                                                ------       ------   --------     --------

     Subtotal - variable annuities............................................    45.4         19.2      109.3         56.8
                                                                                ------       ------   --------     --------

   Equity-indexed single premium deferred annuities (first year)..............    69.6         31.3      179.3         33.0
   Market value adjusted single premium deferred annuities (first year).......     9.3         26.8       31.3         26.8
   Traditional single premium deferred annuities (first year).................    79.0        139.5      287.7        507.2
                                                                                ------       ------   --------     --------

     Subtotal - single premium deferred annuities.............................   157.9        197.6      498.3        567.0
                                                                                ------       ------   --------     --------

   Single premium immediate annuities (first year)............................    55.6         42.8      155.7        147.7
                                                                                ------       -------  --------     --------

     Total annuity premiums collected.........................................  $425.8       $439.9   $1,237.7     $1,244.6
                                                                                ======       ======   ========     ========

Insurance policy income.......................................................  $ 27.3       $ 19.2   $   71.0     $   58.6
Net investment income:
   General account invested assets............................................   239.2        236.4      710.9        655.0
   S&P Options................................................................    13.4          -         33.6          -
   Separate account assets....................................................    19.5         11.1       37.5         28.5
                                                                                ------       ------   --------     --------

     Total revenues (a).......................................................   299.4        266.7      853.0        742.1
                                                                                ------       ------   --------     --------

Insurance policy benefits and change in future policy benefits................    16.4         17.9       51.1         50.0
Amounts added to policyholder account balances:
   Annuity products other than those listed below.............................   136.9        138.3      403.7        384.7
   Equity-indexed products....................................................    12.9          -         33.1          -
   Variable annuity products..................................................    19.5         11.1       37.5         28.5
Amortization related to operations............................................    24.4         24.9       72.5         55.6
Interest expense on investment borrowings.....................................     5.4          4.3       10.1         10.9
Other operating costs and expenses............................................     5.8         10.4       21.1         25.7
                                                                                ------      -------   --------      -------

     Total benefits and expenses (a)..........................................   221.3        206.9      629.1        555.4
                                                                                ------      -------   --------      -------

     Operating income before income taxes, minority interest and
       extraordinary charge...................................................    78.1         59.8      223.9        186.7

Net investment gains, net of related costs and amortization...................    48.6          4.8       49.8          1.1
                                                                                ------      -------   --------      -------

     Income before income taxes, minority interest and
       extraordinary charge...................................................  $126.7      $  64.6   $  273.7      $ 187.8
                                                                                ======      =======   ========      =======

Weighted average gross interest spread on annuity products (b)................     2.9%         2.9%       3.0%         3.0%
                                                                                   ===          ===        ===          ===




                         CONSECO, INC. AND SUBSIDIARIES


--------------------
(a) Revenues exclude net investment gains; benefits and expenses exclude amortization related to net investment gains.

(b) Excludes: (i) variable annuity products where the credited amount is based on investment income from segregated investments; and (ii) equity-indexed products where the credited amount is dependent upon the investment income from S&P Options.

     General: This segment includes single-premium deferred annuities ("SPDAs"), flexible-premium deferred annuities ("FPDAs"), single-premium immediate annuities ("SPIAs") and variable annuities sold through both career agents and professional independent producers. The profitability of this segment largely depends on the investment spread earned (i.e., the excess of investment earnings over interest credited on annuity deposits), the persistency of inforce business, and expense management. In addition, comparability between periods is affected by: (i) the LPG Merger, effective July 1, 1996; and (ii) to a lesser extent, the PFS Merger.

     Premiums collected by this segment in the third quarter of 1997 were $425.8 million, down 3.2 percent over 1996. Premiums collected by this segment in the first nine months of 1997 were $1,237.7 million, down .6 percent over 1996. Annuity premiums collected by recently acquired companies were $31.7 million in the third quarter of 1997 and $96.2 million in the first nine months of 1997.

     SPDA collected premiums decreased 20 percent, to $157.9 million, in the third quarter of 1997 and decreased 12 percent, to $498.3 million, in the first nine months of 1997. The demand for SPDA products offered by all insurance companies decreased during 1997, when relatively low interest rates made other investment products more attractive. We introduced an equity-indexed SPDA in July 1996 to appeal to consumers' desire for alternative investment products with returns linked to equities. The accumulation value of these annuities is guaranteed to increase on a cumulative basis at a rate of approximately 3 percent, but the increase may be higher based on a percentage of the change in the S&P 500 Index during each year of their term. To provide for the higher increase, we purchase S&P Options, the values of which change as the benefits accrue to these annuities as a result of the equity-indexed return feature. Total collected premiums for this product were $69.6 million in the third quarter of 1997 and $179.3 million the first nine months of 1997.

     FPDA collected premiums decreased 7.4 percent, to $166.9 million, in the third quarter of 1997 and increased .3 percent, to $474.4 million, in the first nine months of 1997. In January 1997, we introduced an equity-indexed FPDA similar to the SPDA product described above. Collected premiums for this product were $49.0 million in the third quarter of 1997 and $80.3 million in the first nine months of 1997. FPDAs are similar to SPDAs in many respects, except FPDAs allow more than one premium payment.

     We offer deferred annuity products with a "market value adjustment" feature designed to provide us with additional protection from early terminations during a period of rising interest rates by reducing the surrender value payable upon a full surrender of the policy in excess of the allowable penalty-free withdrawal amount. Conversely, during a period of declining interest rates, the market value adjustment feature would increase the surrender value payable to the policyholder. Annuity premiums collected with this feature represent 12 percent and 15 percent of total annuity premiums collected during the nine month periods ended September 30, 1997 and 1996, respectively.

     SPIA collected premiums increased 30 percent, to $55.6 million in the third quarter of 1997 and increased 5.4 percent, to $155.7 million, in the first nine months of 1997. The increases are primarily the result of increases in SPIAs purchased with the proceeds of redeemed annuity contracts.

     Variable  annuity  collected  premiums  increased  136  percent,  to  $45.4 million, in the third quarter of 1997 and increased 92 percent, to $109.3 million, in the first nine months of 1997. Variable annuities offer contract holders a rate of return based upon the specific investment portfolios into which premiums may be directed. The popularity of such annuities has increased recently as a result of the desire of investors to invest in common stocks. In addition, in 1996 we began to offer more investment options for variable annuity deposits and expanded our variable annuity marketing efforts. Profits on variable annuities are derived from the fees charged to contract holders, rather than from the investment spread.

     Insurance policy income includes: (i) premiums received on some of the SPIA policies that incorporate significant mortality features; (ii) the cost of insurance and expenses charged to annuity policies; and (iii) surrender charges earned on annuity policy withdrawals. In accordance with GAAP, premiums on annuity contracts without mortality features are not reported as revenues; instead, they are reported as deposits to insurance liabilities. Insurance policy income rose primarily because of increased surrender charges collected (changes in cost of insurance and expenses charged to annuity policies were not significant). Surrender charges

                         CONSECO, INC. AND SUBSIDIARIES


were $17.7 million in the third quarter of 1997 and $11.9 million in the third quarter of 1996. Such charges were $47.5 million in the first nine months of 1997 compared to $29.7 million in the first nine months of 1996. Annuity policy withdrawals were $1,255.0 million in the first nine months of 1997 and $1,061.4 million in the first nine months of 1996. The increase in policy withdrawals and surrender charges generally corresponds to the aging and the growth of our annuity business in force. In addition, policyholders are using the systematic withdrawal features available in several of our annuity policies, and more policyholders are surrendering in order to invest in alternative investments. Total withdrawals and surrenders during the nine month periods were approximately 11.0 percent of insurance liabilities related to surrenderable policies in 1997 and 10.4 percent in 1996.

     Net investment income on general account invested assets (excluding income on separate account assets related to variable annuities and the change in the value of S&P Options related to equity-indexed products) increased 1.2 percent, to $239.2 million, in the third quarter of 1997 and increased 8.5 percent, to $710.9 million, in the first nine months of 1997. These increases primarily reflect the increase in general account invested assets acquired in conjunction with the recent acquisitions. The segment's average invested assets increased
1.3 percent in the third quarter of 1997 compared to 1996 and the annualized yield earned on average invested assets was approximately 7.9 percent during both quarterly periods. The segment's average invested assets increased 11 percent in the first nine months of 1997 and the annualized yield earned on average invested assets decreased .2 percentage points to 7.8 percent in the first nine months of 1997.

     Net investment income from S&P Options is substantially offset by a corresponding charge to amounts added to policyholder account balances for equity-indexed products. Such income fluctuates based on the performance of the Standard & Poor's 500 index to which such products are linked.

     Net investment income from separate account assets is offset by a corresponding charge to amounts added to policyholder account balances for variable annuity products. Such income fluctuates in relationship to total separate account assets and the return earned on such assets.

     Insurance policy benefits and change in future policy benefits relate solely to annuity policies that incorporate significant mortality features. The changes are not significant.

     Amounts added to policyholder account balances for interest on annuity products decreased 1.0 percent, to $136.9 million, in the third quarter of 1997 and increased 4.9 percent, to $403.7 million, in the first nine months of 1997. Such decrease in the third quarter is due to a .1 percentage point decrease in average crediting rates to 4.9 percent partially offset by a .9 percent increase in the amount of annuity business inforce. The increase in the nine month period is primarily due to a larger amount of annuity business inforce as a result of recent acquisitions offset by a decrease in crediting rates. The weighted average crediting rates for these annuity liabilities decreased .2 percentage points to 4.8 percent in the first nine months of 1997.

     Amounts added to policyholder account balances related to the change in value of the S&P index related to equity-indexed products fluctuate as the benefits accrue on these products as a result of the equity-indexed return feature. Such amounts are substantially offset by the net investment income from the S&P Options.

     Amounts added to policyholder account balances for variable annuity products are equal to the net investment income on separate account assets.

     Amortization related to operations includes amortization of: (i) the cost of policies produced; (ii) the cost of policies purchased; and (iii) goodwill related to this segment's business. The amount of amortization decreased primarily because of the changes in the balances of the cost of policies purchased and cost of policies produced as a result of net investment gains recognized during 1997, partially offset by the increase in balances subject to amortization as a result of recent acquisitions.

     Interest expense on investment borrowings is primarily affected by changes in investment borrowing activities.

     Other operating costs and expenses of this segment have been favorably affected by the consolidation of all annuity operations in Conseco's Carmel, Indiana, facilities.

     Net investment gains, net of related costs and amortization often fluctuate from period to period. Selling securities at a gain and reinvesting the proceeds at lower yields may, absent other management action, tend to decrease future investment yields. The

                         CONSECO, INC. AND SUBSIDIARIES



Company believes, however, that the following factors mitigate the adverse effect of such decreases on net income: (i) we recognize additional amortization of cost of policies purchased and cost of policies produced in order to reflect reduced future yields (thereby reducing such amortization in future periods);
(ii) we can reduce interest rates credited to some products, thereby diminishing the effect of the yield decrease on the investment spread; and (iii) the investment portfolio grows as a result of reinvesting the investment gains. As a result of the sales of fixed maturity investments, related amortization of the cost of policies purchased and the cost of policies produced totaled $36.0 million and $3.0 million in the third quarters of 1997 and 1996, respectively. Such amortization totaled $56.7 million and $13.8 million in the first nine months of 1997 and 1996, respectively.

                                              CONSECO, INC. AND SUBSIDIARIES



Life insurance:
                                                                               Three months ended       Nine months ended
                                                                                  September 30,           September 30,
                                                                                -----------------       -----------------
                                                                                1997         1996       1997         1996
                                                                                ----         ----       ----         ----
                                                                                          (Dollars in millions)
Premiums collected:
   Universal life (first year)...............................................  $  23.5       $ 31.7     $ 73.1       $ 38.4
   Universal life (renewal)..................................................     83.2         79.5      251.2        122.1
                                                                                ------       ------     ------       ------

       Subtotal - universal life.............................................    106.7        111.2      324.3        160.5
                                                                                ------       ------     ------       ------

   Traditional life (first year).............................................     14.9          4.3       32.0          9.5
   Traditional life (renewal)................................................     49.5         29.6      131.9         86.3
                                                                                ------       ------     ------       ------

       Subtotal - traditional life...........................................     64.4         33.9      163.9         95.8
                                                                                ------       ------     ------       ------

       Total life premiums collected.........................................   $171.1       $145.1     $488.2       $256.3
                                                                                ======       ======     ======       ======

Insurance policy income:
   Premiums earned on traditional life products..............................   $ 67.3       $ 36.8     $167.6       $ 98.4
   Mortality charges and administrative fees.................................     88.8         85.2      262.4        123.5
   Surrender charges.........................................................      2.6          3.2       10.2          5.5
                                                                                ------       ------     ------       ------

       Total insurance policy income.........................................    158.7        125.2      440.2        227.4

Net investment income........................................................    115.4         96.8      326.0        180.8
                                                                                ------       ------     ------       ------

       Total revenues (a)....................................................    274.1        222.0      766.2        408.2
                                                                                ------       ------     ------       ------

Insurance policy benefits and change in future policy benefits...............    128.0         88.8      330.9        172.3
Interest added to financial product policyholder account balances............     39.6         35.3      114.4         61.2
Amortization related to operations...........................................     17.7         17.2       69.2         20.7
Interest expense on investment borrowings....................................      2.4          1.8        4.5          3.1
Other operating costs and expenses...........................................     21.3         25.8       63.8         61.9
                                                                                ------       ------     ------       ------

       Total benefits and expenses (a).......................................    209.0        168.9      582.8        319.2
                                                                                ------       ------     ------       ------

       Operating income before income taxes, minority interest and
         extraordinary charge................................................     65.1         53.1      183.4         89.0

Net investment gains (losses), net of related costs and amortization.........      8.5         (1.6)       6.8         (3.0)
                                                                                ------       ------     ------       ------

       Income before income taxes, minority interest and
         extraordinary charge................................................   $ 73.6       $ 51.5     $190.2       $ 86.0
                                                                                ======       ======     ======       ======

--------------------
(a) Revenues exclude net investment gains (losses); benefits and expenses exclude amortization related to net investment gains (losses).

     General: This segment includes traditional life and universal life products sold through both career agents and professional independent producers. The segment's operations were significantly affected by the LPG Merger effective July 1, 1996, and, to a lesser extent, the PFS Merger effective April 1, 1997. The profitability of this segment largely depends on the investment spread earned (for universal life and other investment products), the persistency of inforce business, claim experience and expense management.

                         CONSECO, INC. AND SUBSIDIARIES


     Premiums collected by this segment in the third quarter of 1997 were $171.1 million, up 18 percent over 1996. Premiums collected by this segment in the first nine months of 1997 were $488.2 million, up 90 percent over 1996. Such fluctuations reflect the recent acquisitions.

     Universal life product collected premiums decreased 4.0 percent, to $106.7 million, in the third quarter of 1997 and increased 102 percent, to $324.3 million, in the first nine months of 1997. Universal life product premiums collected by the recently acquired companies were: (i) $85.0 million and $86.0 million in the third quarters of 1997 and 1996, respectively; and (ii) $258.0 million and $86.0 million (representing premiums collected by LPG only during the period after its acquisition on July 1, 1996) in the first nine months of 1997 and 1996, respectively.

     Traditional life product collected premiums increased 90 percent, to $64.4 million, in the third quarter of 1997, and increased 71 percent, to $163.9 million, in the first nine months of 1997. The recently acquired companies collected $74.0 million of traditional life product premiums in the first nine months of 1997. Such premiums collected in the third quarter of 1996 include $5.1 million collected by LPG after the LPG Merger.

     Insurance policy income includes: (i) premiums received on traditional life products; (ii) the mortality charges and administrative fees earned on universal life insurance; and (iii) surrender charges earned on terminated universal life insurance policies. All three categories have increased primarily as a result of recent acquisitions. In accordance with GAAP, premiums on universal life products are accounted for as deposits to insurance liabilities. Revenues are earned over time in the form of investment income on policyholder account balances, surrender charges and mortality and other charges deducted from the policyholders' account balances.

     Net investment income increased 19 percent, to $115.4 million, in the third quarter of 1997 and 80 percent, to $326.0 million, in the first nine months of 1997. Such investment income fluctuates with changes in: (i) the amount of average invested assets supporting insurance liabilities; and (ii) the yield earned on invested assets. The segment's average invested assets increased 79 percent, to approximately $5.3 billion, in the first nine months of 1997; the net yield on invested assets increased by .1 percentage points, to 8.1 percent. Invested assets increased primarily as a result of the growth in insurance liabilities from the recent acquisitions.

     Insurance policy benefits and change in future policy benefits increased in 1997. The recent acquisitions produced a larger amount of business inforce on which benefits are incurred. There were no material fluctuations in claim experience during the periods.

     Interest added to financial product policyholder account balances increased 12 percent, to $39.6 million, in the third quarter of 1997 and increased 87 percent, to $114.4 million, in the first nine months of 1997. Such expense fluctuates with changes in: (i) the amount of insurance liabilities for universal life products; and (ii) the interest rate credited to such products. Such average liabilities increased 91 percent, to $3.2 billion, in the first nine months of 1997. The interest rate credited decreased by .2 percentage points, to 4.8 percent, in the first nine months of 1997. The recent acquisitions caused an increase in insurance liabilities for universal life products.

     Amortization related to operations includes amortization of (i) the cost of policies produced; (ii) the cost of policies purchased; and (iii) goodwill related to this segment's business. The amount of amortization was primarily affected by the increase in balances subject to amortization as a result of the recent acquisitions, net of the effect of reductions in the balances of the cost of policies purchased and cost of policies produced resulting from net investment gains recognized during 1997.

     Interest expense on investment borrowings is affected by changes in investment borrowing activities.

     Other operating costs and expenses have increased 3 percent, to $63.8 million, in the first nine months of 1997 as a result of the increased block of business related to this segment. Third quarter expenses reflect expense reductions realized as a result of the consolidation of certain operations.

     Net investment gains (losses), net of related costs and amortization often fluctuate from period to period. Net investment gains (losses) affect the timing of the amortization of cost of policies purchased and the cost of policies produced. As a result of net investment gains (losses) from the sales of fixed maturity investments, related amortization of cost of policies purchased and cost of policies produced totaled $7.2 million and $.1 million in the third quarters of 1997 and 1996, respectively. Such amortization totaled $12.0 million and $1.3 million in the first nine months of 1997 and 1996, respectively.

                         CONSECO, INC. AND SUBSIDIARIES

Individual major medical and group:

                                                                               Three months ended       Nine months ended
                                                                                  September 30,           September 30,
                                                                                -----------------       -----------------
                                                                                1997         1996       1997         1996
                                                                                ----         ----       ----         ----
                                                                                          (Dollars in millions)

Premiums collected:
   Individual (first year)....................................................  $ 23.5       $  1.8     $ 42.9       $  4.7
   Individual (renewal).......................................................    39.3         10.8       88.8         34.6
                                                                                ------       ------     ------       ------

       Subtotal - individual..................................................    62.8         12.6      131.7         39.3
                                                                                ------       ------     ------       ------

   Group (first year).........................................................    22.2          -         44.9          -
   Group (renewal)............................................................   127.6         72.1      334.4        215.5
                                                                                ------       ------     ------       ------

       Subtotal - group.......................................................   149.8         72.1      379.3        215.5
                                                                                ------       ------     ------       ------

       Total individual major medical and group premiums collected............  $212.6       $ 84.7     $511.0       $254.8
                                                                                ======       ======     ======       ======

Insurance policy income.......................................................  $213.0       $ 91.5     $522.5       $262.0
Net investment income.........................................................     5.0          2.3       11.1          6.6
                                                                                ------       ------     ------       ------

       Total revenues (a).....................................................   218.0         93.8      533.6        268.6
                                                                                ------       ------     ------       ------

Insurance policy benefits and changes in future policy benefits...............   161.9         73.0      401.2        225.1
Amortization related to operations............................................     5.4          4.4       14.2         11.8
Interest expense on investment borrowings.....................................      .1          -           .2          -
Other operating costs and expenses............................................    38.4          5.3       84.9         11.4
                                                                                ------       ------     ------       ------

       Total benefits and expenses (a)........................................   205.8         82.7      500.5        248.3
                                                                                ------       ------     ------       ------

       Operating income before income taxes, minority interest and
         extraordinary charge.................................................    12.2         11.1       33.1         20.3

Net investment gains, net of related costs and amortization...................      .1           -          .1          -
                                                                                ------       ------     ------       ------

       Income before income taxes, minority interest and extraordinary
          charge..............................................................  $ 12.3       $ 11.1     $ 33.2       $ 20.3
                                                                                ======       ======     ======       ======

Benefit ratio.................................................................      76%          80%        77%          86%
                                                                                    ==           ==         ==           ==

--------------------
(a) Revenues exclude net investment gains; benefits and expenses exclude amortization related to net investment losses.

     General: This segment includes individual and group major medical health insurance products. The segment's operations were significantly affected by the PFS Merger. The profitability of this business depends largely on the overall persistency of the business inforce, claim experience and expense control.

     Premiums collected by this segment in the third quarter of 1997 were $212.6 million, up 151 percent over the third quarter of 1996. Premiums collected by this segment in the first nine months of 1997 were $511.0 million, up 101 percent from the first nine months of 1996. Premiums collected by the recently acquired companies were $125.5 million in the third quarter of 1997 and $255.2 million in the first nine months of 1997. Excluding these premiums collected by the recently acquired companies, this segment's premiums collected (primarily related to products that we are not currently emphasizing) for the nine month period have increased slightly. Over the last several years, a number of steps were taken to improve the profitability of such business, including changes in product, price, underwriting and agent compensation.

                         CONSECO, INC. AND SUBSIDIARIES


     Group premiums increased 108 percent, to $149.8 million, in the third quarter of 1997 and 76 percent, to $379.3 million, in the first nine months of 1997. The recently acquired companies collected $153.5 million of group premiums in the first nine months of 1997. Excluding such premiums, the increase reflects new policies and rate increases, net of premium decreases from policy lapses.

     Individual health premiums increased 398 percent, to $62.8 million, in the third quarter of 1997 and 235 percent, to $131.7 million, in the first nine months of 1997. The recently acquired companies collected $101.7 million of individual health premiums in the first nine months of 1997. Excluding such premiums, the decrease reflects policy lapses in response to rate increases.

     Insurance policy income is comprised of premiums earned on the segment's policies, and has fluctuated consistent with the explanations provided above for premiums collected.

     Net investment income increased 117 percent, to $5.0 million, in the third quarter of 1997 and increased 68 percent, to $11.1 million, in the first nine months of 1997. Such investment income fluctuated primarily in relationship to the amount of average invested assets supporting this segment's insurance liabilities. Average invested assets increased as a result of the recent acquisitions.

     Insurance policy benefits and change in future policy benefits fluctuate in relationship to the amount of segment business inforce and the incidence of claims. The ratio of policy benefits to insurance policy income was 76 percent in the third quarter of 1997 and 77 percent for the first nine months of 1997. Such ratio was approximately 80 percent in the third quarter of 1996 and 86 percent for the first nine months of 1996. The decrease reflects the premium rate increases effected on certain blocks during 1996 and the more profitable blocks acquired with recent acquisitions.

     Amortization related to operations includes amortization of: (i) the cost of policies produced; (ii) the cost of policies purchased; and (iii) goodwill related to this segment's business. The recent acquisitions increased the balances subject to amortization.

     Interest expense on investment borrowings is affected by changes in investment borrowing activities.

     Other operating costs and expenses fluctuated primarily as a result of expenses of recently acquired companies.

     Net investment gains, net of related costs and amortization, often fluctuate from period to period.

                                              CONSECO, INC. AND SUBSIDIARIES



Other:
                                                                               Three months ended       Nine months ended
                                                                                  September 30,           September 30,
                                                                                -----------------       -----------------
                                                                                1997         1996       1997         1996
                                                                                ----         ----       ----         ----
                                                                                          (Dollars in millions)

Premiums collected:
   Other (first year).........................................................   $  .4        $  .6     $  1.3        $ 1.8
   Other (renewal)............................................................    17.7         19.4       59.6         64.9
                                                                                 -----        -----     ------        -----

       Total other premiums collected.........................................   $18.1        $20.0     $ 60.9        $66.7
                                                                                 =====        =====     ======        =====

Insurance policy income.......................................................   $13.8        $12.8     $ 44.3        $40.5
Net investment income.........................................................     3.3          1.9       10.8          6.0
Fee revenue and other income..................................................    20.7         10.8       50.1         38.5
                                                                                 -----        -----     ------        -----

       Total revenues (a).....................................................    37.8         25.5      105.2         85.0
                                                                                 -----        -----     ------        -----

Insurance policy benefits and changes in future policy benefits...............    10.7          4.2       28.4         18.4
Amortization related to operations............................................     1.8          3.7        6.2          9.2
Interest expense on investment borrowings.....................................     -            -           .1          -
Other operating costs and expenses............................................     6.5         11.9       23.2         32.7
                                                                                 -----        -----     ------        -----

       Total benefits and expenses (a)........................................    19.0         19.8       57.9         60.3
                                                                                 -----        -----     ------        -----

       Operating income before income taxes, minority interest and
         extraordinary charge.................................................    18.8          5.7       47.3         24.7

Net investment gains (losses), net of related costs and amortization..........     4.1          -          3.7         (3.7)
Nonrecurring items............................................................      -           -         (9.3)        30.4
                                                                                 -----        -----     ------        -----

       Income before income taxes, minority interest and extraordinary
          charge..............................................................   $22.9        $ 5.7     $ 41.7        $51.4
                                                                                 =====        =====     ======        =====

--------------------
(a) Revenues exclude net investment gains (losses); benefits and expenses exclude amortization related to net investment gains (losses).

     General: This segment includes various other health insurance products. The profitability of this business depends largely on the overall persistency of the business inforce, claim experience and expense management.

     The  segment  also  includes  the fee  revenue  generated  by our  non-life
subsidiaries,   including  the  investment  advisory  fees  earned  by  CCM  and commissions earned for insurance and investment product marketing and distribution. Such amounts exclude the fees for services we provide to our consolidated subsidiaries. The profitability of the fee-based business depends on the total fees generated and expense management.

     Premiums collected by this segment in the third quarter of 1997 were $18.1 million, down 9.5 percent over the third quarter of 1996. Premiums collected by this segment in the first nine months of 1997 were $60.9 million, down 8.7 percent from the first nine months of 1996. We are not currently emphasizing the sale of these products, although our inforce business continues to be profitable.

     Insurance policy income is comprised of premiums earned on the segment's policies, and has fluctuated consistent with the explanations provided above for premiums collected.

     Net investment income increased 74 percent, to $3.3 million, in the third quarter of 1997 and increased 80 percent, to $10.8 million, in the first nine months of 1997. Such investment income increased as a result of the income earned on nontraditional investments held by this segment.

                         CONSECO, INC. AND SUBSIDIARIES



     Fee revenue and other income includes: (i) fees for investment management and mortgage origination and servicing; and (ii) commissions earned for insurance and investment product marketing and distribution. Such amounts exclude the fees for services we provide to our consolidated subsidiaries. Fee revenue and other income increased 30 percent, to $50.1 million, for the first nine months of 1997. We earned higher fees for investment management and slightly higher commissions for marketing and distributing insurance and investment products.

     Insurance policy benefits and change in future policy benefits fluctuate in relationship to the amount of segment business inforce and the incidence of claims.

     Amortization related to operations includes amortization of: (i) the cost of policies produced; (ii) the cost of policies purchased; and (iii) goodwill related to this segment's business. The decrease in amortization is consistent with the declining balance of cost of policies purchased and cost of policies produced associated with the business included in this segment

     Interest expense on investment borrowings is affected by changes in investment borrowing activities.

     Other operating costs and expenses have been decreasing in recent periods as a result of our decreased emphasis on growth related to the block of insurance business included in this segment.

     Net investment gains (losses), net of related costs and amortization often fluctuate from period to period. Net investment gains (losses) affect the timing of the amortization of cost of policies purchased and the cost of policies produced. As a result of net investment gains (losses) from the sales of fixed maturity investments, related amortization of cost of policies purchased and cost of policies produced totaled $.1 million in the third quarter of 1996. There was no such amortization in the third quarter of 1997. Such amortization totaled $.2 million and $.1 million in the first nine months of 1997 and 1996, respectively.

     Nonrecurring items in 1997 represent expenses incurred related to the death of an executive officer in the second quarter. Nonrecurring items in 1996 represent income from the sale of our investment in Noble Broadcast Group, Inc.

Other  components  of  income  before  income  taxes,   minority   interest  and
extraordinary charge:

     In addition to the income of the five operating segments, income before income taxes, minority interest and extraordinary charge is affected by interest and other corporate expenses.

     Interest and other corporate expenses were $29.4 million in the third quarter of 1997 and $30.5 million in the third quarter of 1996. Interest and other corporate expenses were $88.5 million in the first nine months of 1997 and $87.0 million in the first nine months of 1996. Interest expense is the largest component of these expenses. Interest expense was $24.7 million in the third quarter of 1997 and $30.4 million in the third quarter of 1996. Interest expense was $76.0 million in the first nine months of 1997 and $84.6 million in the first nine months of 1996. Such interest expense fluctuates in relationship to the average debt outstanding during each period and the interest rates thereon.

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

                         CONSECO, INC. AND SUBSIDIARIES

     Total premiums collected by our business segments were as follows:

                                                                               Three months ended       Nine months ended
                                                                                  September 30,           September 30,
                                                                                -----------------       -----------------
                                                                                1997         1996       1997         1996
                                                                                ----         ----       ----         ----
                                                                                          (Dollars in millions)

Supplemental health.........................................................  $  471.1       $199.7   $1,359.7     $  605.6
Annuities...................................................................     425.8        439.9    1,237.7      1,244.6
Life insurance..............................................................     171.1        145.1      488.2        256.3
Individual major medical and group..........................................     212.6         84.7      511.0        254.8
Other.......................................................................      18.1         20.0       60.9         66.7
                                                                              --------       ------   --------     --------

       Total premiums collected.............................................  $1,298.7       $889.4   $3,657.5     $2,428.0
                                                                              ========       ======   ========     ========

     Fluctuations in premiums collected are discussed above under "Results of Operations - First Nine Months of 1997 Compared to the First Nine Months of 1996 and the Third Quarter of 1997 Compared to the Third Quarter of 1996." Our recent acquisitions have had a significant effect on premiums collected in the 1997 periods.

     LIQUIDITY AND CAPITAL RESOURCES

     Changes in the consolidated balance sheet between December 31, 1996, and September 30, 1997, reflect growth through operations, changes in the fair value of actively managed fixed maturity securities and the following capital and financing transactions described in the notes to the consolidated financial statements: (i) the CAF Merger; (ii) the issuance of $300 million of Company-obligated mandatorily redeemable preferred securities of subsidiary trusts;
(iii) the repurchase of senior subordinated notes and senior notes with a par value of $118.8 million; (iv) the conversion of convertible debentures acquired in the ATC Merger into Conseco common stock; (v) the conversion of PRIDES into Conseco common stock; (vi) the repurchase of mandatorily redeemable preferred stock of a subsidiary; (vii) the PFS Merger; (viii) the Colonial Penn Purchase;
(ix) common stock repurchases; and (x) the issuance of commercial paper and notes payable.

     In accordance with Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities ("SFAS 115"), we record our actively managed fixed maturity investments at estimated fair value. At September 30, 1997, the carrying value of such investments was increased by $388.8 million as a result of the SFAS 115 adjustment, compared to an increase of $103.8 million at December 31, 1996.

     Minority interest increased as a result of the issuance of $300.0 million of Company-obligated mandatorily redeemable preferred securities of subsidiary trusts, partially offset by Conseco's purchases of mandatorily redeemable preferred stock of a subsidiary with a carrying value of $93.4 million.

     The increase in shareholders' equity in the first nine months of 1997 resulted from: (i) Conseco common stock issued in the CAF Merger with a value of $115.7 million; (ii) Conseco common stock issued in the PFS Merger with a value of $342.5 million; (iii) net income of $395.9 million; (iv) the conversion of convertible debentures into Conseco common stock with a value of $154.4 million;
(v) amounts related to stock options and employee benefit plans (including the tax benefit thereon) of $263.1 million and (vi) the increase in net unrealized appreciation of $110.9 million. These increases were partially offset by: (i) repurchases of common stock for $616.5 million; and (ii) charges related to the induced conversion of convertible preferred stock and dividends totaling $57.2 million.

     Dividends declared on common stock for the nine months ended September 30, 1997, were 18.75 cents per share. In July 1997, Conseco's Board of Directors increased the quarterly cash dividend on the Company's common stock to 12.5 cents per share from 3.125 cents per share, effective with the dividend payment on October 1, 1997.

     The Company has a definitive agreement to acquire Washington National for approximately $410 million (see "Pending Merger" in the notes to the consolidated financial statements included herein). We expect to finance the acquisition by incurring additional indebtedness.

                         CONSECO, INC. AND SUBSIDIARIES

     The following table summarizes certain financial ratios as of and for the nine months ended September 30, 1997, and as of and for the year ended December 31, 1996:

                                                                                       September 30,    December 31,
                                                                                           1997             1996
                                                                                           ----             ----
Book value per common share:
   As reported........................................................................    $19.49            $16.86
   Excluding unrealized appreciation (depreciation) (a)...............................     18.71             16.62

Ratio of earnings to fixed charges:
   As reported........................................................................     2.13X             1.65X
   Excluding interest on annuities and financial product policyholder
     account balances (b).............................................................     7.94X             4.55X

Ratio of earnings to fixed charges,  preferred  dividends and  distributions  on
   Company-obligated  mandatorily  redeemable preferred securities of subsidiary trusts:
     As reported......................................................................     1.86X             1.51X
     Excluding interest added to annuity and financial product policyholder account
       balances (b)...................................................................     4.20X             3.06X

Ratio of adjusted statutory earnings to cash interest (c):
   As reported........................................................................     1.63X             1.54X
   Excluding interest added to annuity and financial product policyholder account
     balances (b).....................................................................     5.82X             4.56X

Ratio of adjusted  statutory  earnings to cash  interest  and  distributions  on
   Company- obligated mandatorily  redeemable preferred securities of subsidiary trusts (d):
     As reported......................................................................     1.49X             1.53X
     Excluding interest on annuities and financial product policyholder
       account balances (b)...........................................................     3.45X             4.34X

Ratio of total debt to total capital:
   As reported........................................................................      .34X              .22X
   Excluding unrealized appreciation (a)..............................................      .34X              .23X

Ratio of debt and Company-obligated  mandatorily redeemable preferred securities of subsidiary trusts to total capital (e):
     As reported......................................................................      .46X              .35X
     Excluding unrealized appreciation (a)............................................      .47X              .35X

(a)  Excludes the effect of reporting fixed maturity securities at fair value.

(b) These ratios are included to assist the reader in analyzing the impact of interest added to annuity and financial product policyholder account balances (which is not generally required to be paid in cash in the period it is recognized). Such ratios are not intended to, and do not represent the following ratios prepared in accordance with GAAP: (i) the ratio of earnings to fixed charges; (ii) the ratio of earnings to fixed charges, preferred dividends and distributions on Company-obligated mandatorily redeemable preferred securities of subsidiary trusts; (iii) the ratio of adjusted statutory earnings to cash interest; or (iv) the ratio of adjusted statutory earnings to cash interest and distributions on Company-obligated mandatorily redeemable preferred securities of subsidiary trusts.

(c) Statutory earnings represent: (i) gain from operations of our consolidated life insurance companies before interest (including, for purposes of the "as reported" ratio, interest on annuities and financial products) and income taxes as reported for statutory accounting purposes; plus (ii) income before interest and income taxes of all non-life companies. Cash interest includes interest




                         CONSECO, INC. AND SUBSIDIARIES



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


     INVESTMENTS

     At September 30, 1997, the amortized cost and estimated fair value of fixed maturity securities (all of which were actively managed) were as follows:

                                                                                       Gross         Gross      Estimated
                                                                         Amortized  unrealized    unrealized      fair
                                                                           cost        gains        losses        value
                                                                           ----        -----        ------        -----
                                                                                         (Dollars in millions)
United States Treasury securities and
   obligations of United States government
   corporations and agencies......................................      $   811.6     $  11.3        $   .3     $   822.6
Obligations of states and political subdivisions
   and foreign government obligations.............................          342.5        10.6           1.4         351.7
Public utility securities.........................................        2,011.2        63.7          27.9       2,047.0
Other corporate securities........................................       10,571.6       260.7          33.1      10,799.2
Mortgage-backed securities........................................        6,939.6       117.3          12.1       7,044.8
                                                                        ---------      ------         -----     ---------

     Total fixed maturity securities .............................      $20,676.5      $463.6         $74.8     $21,065.3
                                                                        =========      ======         =====     =========

    The following table sets forth the investment ratings of fixed maturity securities at September 30, 1997 (designated categories include securities with "+" or "-" rating modifiers). The category assigned is the highest rating by a nationally recognized statistical rating organization, or as to $745.2 million fair value of fixed maturities not rated by such firms, the rating assigned by the National Association of Insurance Commissioners ("NAIC"). For purposes of the table, NAIC Class 1 securities are included in the "A" rating; Class 2, "BBB"; Class 3, "BB" and Classes 4 to 6, "B and below."

                                                                              Percent of
                      Investment                               ------------------------------------
                        rating                                 Fixed maturities   Total investments
                        ------                                 ----------------   -----------------
                       AAA...................................         38%                33%
                       AA....................................          7                  6
                       A.....................................         24                 20
                       BBB...................................         25                 21
                                                                     ---                ---

                              Investment grade...............         94                 80
                                                                     ---                ---

                       BB....................................          3                  3
                       B and below...........................          3                  2
                                                                     ---                ---

                              Below investment grade.........          6                  5
                                                                     ---                ---

                              Total fixed maturities.........        100%                85%
                                                                     ===                 ==

                         CONSECO, INC. AND SUBSIDIARIES



     At September 30, 1997, our below investment grade fixed maturity securities had an amortized cost of $1,163.7 million and an estimated fair value of $1,187.3 million.

     During the first nine months of 1997, we recorded $1.2 million in writedowns of fixed maturity securities as a result of changes in conditions which caused us to conclude that a decline in fair value of the investments was other than temporary. There were no such writedowns during the first nine months of 1996. At September 30, 1997, fixed maturity securities in default as to the payment of principal or interest had an aggregate amortized cost of $5.4 million and a fair value of $4.4 million.

     Sales of invested assets (primarily fixed maturity securities) during the first nine months of 1997 generated proceeds of $11.5 billion, and net investment gains of $139.2 million. Sales of invested assets during the first nine months of 1996 generated proceeds of $5.0 billion, and net investment gains of $11.7 million. Net investment gains in 1997 and 1996 also included $.7 million and $1.9 million, respectively, of writedowns related to mortgage loans.

     At September 30, 1997, fixed maturity investments included $7.0 billion of mortgage-backed securities (or 33 percent of all fixed maturity securities). The yield characteristics of mortgage-backed securities differ from those of traditional fixed-income securities. Interest and principal payments occur more frequently, often monthly. Mortgage-backed securities are subject to risks associated with variable prepayments. Prepayment rates are influenced by a number of factors which cannot be predicted with certainty, including the relative sensitivity of the underlying mortgages backing the assets to changes in interest rates; a variety of economic, geographic and other factors; and the repayment priority of the securities in the overall securitization structures.

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

     The following table sets forth the par value, amortized cost and estimated fair value of mortgage-backed securities, summarized by interest rates on the underlying collateral at September 30, 1997:

                                                                                         Par        Amortized    Estimated
                                                                                        value         cost      fair value
                                                                                        -----         ----      ----------
                                                                                              (Dollars in millions)

Below 7 percent.....................................................................   $1,717.6      $1,663.0     $1,678.6
7 percent - 8 percent...............................................................    4,177.6       4,123.0      4,195.5
8 percent - 9 percent...............................................................      719.8         690.6        702.7
9 percent and above.................................................................      457.4         463.0        468.0
                                                                                       --------      --------     --------

       Total mortgage-backed securities.............................................   $7,072.4      $6,939.6     $7,044.8
                                                                                       ========      ========     ========


                         CONSECO, INC. AND SUBSIDIARIES





    The amortized cost and estimated fair value of mortgage-backed securities at September 30, 1997, summarized by type of security, were as follows (dollars in millions):

                                                                                                 Estimated fair value
                                                                                              --------------------------
                                                                                                               Percent
                                                                            Amortized                          of fixed
Type                                                                          cost            Amount          maturities
----                                                                          ----            ------          ----------

Pass-throughs and sequential and targeted amortization classes............  $4,907.4         $4,974.9           24%
Planned amortization classes and accretion directed bonds.................      64.4             68.0            -
Support classes...........................................................      43.2             46.4            -
Accrual (Z tranche) bonds.................................................   1,409.3          1,428.1            7
Subordinated classes .....................................................     515.3            527.4            2
                                                                            --------         --------           --

                                                                            $6,939.6         $7,044.8           33%
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

     At September 30, 1997, the balance of mortgage loans was comprised of 94 percent commercial loans, 3 percent residual interests in collateralized mortgage obligations and 3 percent residential loans. Less than 1.5 percent of mortgage loans were noncurrent (loans which are two or more scheduled payments past due) at September 30, 1997.

     Investment borrowings averaged approximately $431.2 million during the first nine months of 1997, compared to approximately $371.6 million during the same period of 1996 and were collateralized by investment securities with fair values approximately equal

                         CONSECO, INC. AND SUBSIDIARIES



to the loan value. The weighted average interest rate on such borrowings was 5.6 percent and 5.4 percent during the first nine months of 1997 and 1996, respectively.

     STATUTORY INFORMATION

     Statutory accounting practices prescribed or permitted for our insurance subsidiaries by regulatory authorities differ from generally accepted accounting principles. Our life insurance subsidiaries reported the following amounts to regulatory agencies at September 30, 1997, after appropriate eliminations of intercompany accounts among such subsidiaries (dollars in millions):


                  Statutory capital and surplus .............................     $1,583.2
                  Asset valuation reserve ("AVR")............................        319.7
                  Interest maintenance reserve ("IMR").......................        337.9
                  Portion of surplus debenture carried as a liability .......         99.2
                                                                                  --------

                     Total...................................................     $2,340.0
                                                                                  ========

     The ratio of such consolidated statutory account balances to consolidated statutory liabilities (excluding AVR, IMR, the portion of surplus debentures carried as a liability, liabilities from separate account business and short-term collateralized borrowings) was 11.3 percent at September 30, 1997, and 9.8 percent at December 31, 1996.

     Combined statutory net income of our life insurance subsidiaries included in the Conseco Consolidated Statutory Statement (after appropriate eliminations of intercompany amounts among such subsidiaries) was $204.9 million in the first nine months of 1997 and $147.4 million in the first nine months of 1996.

     The statutory capital and surplus of the insurance subsidiaries include surplus debentures of the parent holding companies totaling $795.5 million. Payments of interest and principal on such debentures are generally subject to the approval of the insurance department of the subsidiary's state of domicile. During the first nine months of 1997, our life insurance subsidiaries made scheduled principal payments on surplus debentures of $72.9 million.

     State insurance laws generally restrict the ability of insurance companies to pay dividends or make other distributions. Net assets of our life insurance subsidiaries, determined in accordance with GAAP, aggregated approximately $8.8 billion at December 31, 1996. During the first nine months of 1997, our life insurance subsidiaries paid ordinary dividends of $76.3 million to the parent holding companies. During the remainder of 1997, the life insurance subsidiaries may pay additional dividends of $98.5 million without the permission of state regulatory authorities.

     FORWARD-LOOKING STATEMENTS

     All statements, trend analyses and other information contained in this report and elsewhere (such as in other filings by the Company with the Securities and Exchange Commission, press releases, presentations by the Company or its management or oral statements) relative to markets for the Company's products and trends in the Company's operations or financial results, as well as other statements including words such as "anticipate," "believe," "plan," "estimate," "expect," "intend," and other similar expressions, constitute forward-looking statements under the Private Securities Litigation Reform Act of 1995. These forward-looking statements are subject to known and unknown risks, uncertainties and other factors which may cause actual results to be materially different from those contemplated by the forward-looking statements. Such factors include, among other things: (i) general economic conditions and other factors, including prevailing interest rate levels, stock market performance and health care inflation, which may affect the ability of the Company to sell its products, the market value of the Company's investments and the lapse rate and profitability of the Company's policies; (ii) the Company's ability to achieve anticipated levels of operational efficiencies at recently acquired companies, as well as through other cost-saving initiatives; (iii) customer response to new products, distribution channels and marketing initiatives; (iv) mortality, morbidity, usage of health care services and other factors which may affect the profitability of the Company's insurance products; (v) changes in the federal income tax laws and regulations which may affect the relative tax advantages of some of the Company's products; (vi) increasing competition in the sale of the Company's products; (vii) regulatory changes or actions, including those relating to regulation of financial services affecting (among other things) bank sales and underwriting of insurance products, regulation of the sale, underwriting and pricing of insurance products, and health care regulation affecting the Company's health insurance products; (viii) the availability and terms of future acquisitions; and (ix) the risk factors or uncertainties listed from time to time in the Company's other filings with the Securities and Exchange Commission.

                         CONSECO, INC. AND SUBSIDIARIES





                                                PART II - OTHER INFORMATION


     ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

      a)   Exhibits.

           10.1.3 (b)    Amendment No. 2  to  Employment Agreement  between  the
                         Registrant and Rollin M. Dick.

           10.1.4 (b)    Amendment No.  2  to  Employment  Agreement between the
                         Registrant and Donald F. Gongaware.

           10.1.10 (b)   Amendment  No. 2  to Employment  Agreement between  the
                         Registrant and Ngaire E. Cuneo.

           10.1.11 Employment Agreement dated September 8, 1997, between the Registrant and John J. Sabl.

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





                                     CONSECO, INC.


Dated:  November 14, 1997            By:   /s/ ROLLIN M. DICK
                                           ------------------
                                           Rollin M. Dick
                                           Executive Vice President and
                                             Chief Financial Officer
                                             (authorized officer and principal
                                             financial officer)