Form 10-Q/A
period 1997-09-30
CONSECO INC
filed 1997-12-04
CIK 719241

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 Form 10-Q/A

                                Amendment No. 1

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

                        CONSECO, INC. AND SUBSIDIARIES

                                EXPLANATORY NOTE

     This Form 10-Q/A amends the Form 10-Q filed by Conseco, Inc. on November 14, 1997 to correct the typographical errors included in the table summarizing mortgage-backed securities by type of security. The descriptions of such securities in the table were not properly matched with their corresponding balances. Such balances are presented in the table on page 38 included in the section entitled "Investments" in Item 2. Item 2 is included herein in its entirety.

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
                                                                                       ========      ========     ========


                         CONSECO, INC. AND SUBSIDIARIES





    The amortized cost and estimated fair value of mortgage-backed securities at September 30, 1997, summarized by type of security, were as follows (dollars in millions):

                                                                                                 Estimated fair value
                                                                                              --------------------------
                                                                                                               Percent
                                                                            Amortized                          of fixed
Type                                                                          cost            Amount          maturities
----                                                                          ----            ------          ----------

Pass-throughs and sequential and targeted amortization classes............  $4,907.4         $4,974.9           24%
Planned amortization classes and accretion directed bonds.................   1,409.3          1,428.1            7
Support classes...........................................................      64.4             68.0            -
Accrual (Z tranche) bonds.................................................      43.2             46.4            -
Subordinated classes .....................................................     515.3            527.4            2
                                                                            --------         --------           --

                                                                            $6,939.6         $7,044.8           33%
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





                                     CONSECO, INC.


Dated:  December 4, 1997             By:   /s/ JAMES S. ADAMS
                                           ------------------
                                           James S. Adams
                                           Senior Vice President,
                                             Chief Accounting Officer
                                             and Treasurer