Form 10-K
period 1997-12-31
CONSECO INC
filed 1998-03-30
CIK 719241

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-K

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                 For the fiscal year ended December 31, 1997 or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]


               For the transition period from ________ to ________


                         Commission file number: 1-9250

                                  Conseco, Inc.

            Indiana                                      No. 35-1468632
    ----------------------                       -------------------------------
    State of Incorporation                       IRS Employer Identification No.

      11825 N. Pennsylvania Street
        Carmel, Indiana  46032                             (317) 817-6100
    ------------------------------                         --------------
Address of principal executive offices                        Telephone

           Securities registered pursuant to Section 12(b) of the Act:

                                                       Name of each exchange
       Title of each class                             on which registered
       -------------------                             -------------------
     Common Stock, No Par Value                    New York Stock Exchange, Inc.
    8-1/8% Senior Notes due 2003                   New York Stock Exchange, Inc.
    10-1/2% Senior Notes due 2004                  New York Stock Exchange, Inc.
  7% PRIDES Convertible Preferred Stock            New York Stock Exchange, Inc.
 9.16% Trust Originated Preferred Securities       New York Stock Exchange, Inc.
7% FELINE PRIDES Stock Purchase Contracts          New York Stock Exchange, Inc.

           Securities registered pursuant to Section 12(g) of the Act:

                           Common Stock, No Par Value

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days: Yes [ x ] No [ ]

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

    Aggregate market value of common stock held by nonaffiliates (computed as of March 13, 1998): $9,615,452,117

    Shares of common stock outstanding as of March 13, 1998: 185,805,838

    DOCUMENTS INCORPORATED BY REFERENCE: Portions of the Registrant's definitive proxy statement for the annual meeting of shareholders to be held May 14, 1998 are incorporated by reference into Part III of this Report.

--------------------------------------------------------------------------------

                                     PART I
ITEM 1. BUSINESS OF CONSECO.

       Conseco, Inc. is a financial services holding company. Conseco develops, markets and administers supplemental health insurance, annuity, life insurance, individual and group major medical insurance and other insurance products. As used in this report, the terms "We," "Conseco" or the "Company" refer to Conseco, Inc. and its consolidated subsidiaries, unless the context requires otherwise. Since 1982, Conseco has acquired 19 insurance groups. See "Insurance Subsidiaries and Recent Acquisitions" for a description of our insurance subsidiaries and recent acquisitions. Our operating strategy is to grow the insurance business within our subsidiaries by focusing our resources on the development and expansion of profitable products and strong distribution channels. We have supplemented such growth by acquiring companies that have profitable niche products and strong distribution systems. Once a company has been acquired, our operating strategy has been to consolidate and streamline management and administrative functions where appropriate, to realize superior investment returns through active asset management, to eliminate unprofitable products and distribution channels, and to expand and develop the profitable distribution channels and products.

       Conseco was organized in 1979 as an Indiana corporation and commenced operations in 1982. Our executive offices are located at 11825 N. Pennsylvania Street, Carmel, Indiana 46032, and our telephone number is (317) 817-6100.

       MARKETING AND DISTRIBUTION

       Conseco seeks to retain the loyalty of its agency force by providing marketing and sales support; electronic and automated access to account and commission information; and marketing and training tools. We also have introduced new products like equity-indexed annuities (1996), indexed universal life (1997) and multi-year-guarantee annuities (1998). We are also looking for ways to lighten our agents' administrative burden, increase their productive sales time and get them the information they need faster and more reliably. In 1997, we introduced the Conseco Online Information System ("COINS"), which enables agents to track policy and commission information and order materials at their convenience. Many of our marketing companies and agents are already using COINS; we expect it to be available to all agents by 1999.

       In 1997, Conseco launched a comprehensive effort to transform its name into a recognized brand. We believe that in a competitive marketplace like financial services, companies that can differentiate themselves through a familiar brand can obtain full value for their products; sell more efficiently and command greater customer loyalty; recruit and retain talent more easily; better withstand and weather inevitable business crises; and have better access to the financial markets and the capital they need in order to grow. In 1998, our advertising campaign is designed to introduce consumers to the Conseco brand, to our product line and to the benefits of doing business with Conseco.

       Our insurance subsidiaries are collectively licensed to market our insurance products in all fifty states, the District of Columbia, and certain protectorates of the United States. Sales to residents of the following states accounted for at least 5 percent of our 1997 collected premiums: Florida (9.4 percent), Illinois (9.0 percent), California (8.4 percent) , Texas (8.1 percent) and Michigan (5.0 percent).

       We believe that people purchase most types of life insurance, accident and health insurance and annuity products only after being contacted and solicited by an insurance agent. Accordingly, the success of our distribution system is largely dependent on our ability to attract and retain agents who are experienced and highly motivated.

       In order to encourage agents to place a high volume of life, accident and health and annuity business with our subsidiaries, we offer commission rate bonuses and compensation awards which increase with the volume of new business written. We formed a subsidiary to focus on the coordination of the marketing, distribution and cross marketing activities of our products.

       A description of our primary distribution channels follows:

       Career Agents. This agency force of approximately 4,100 agents working from 185 branch offices, permits one-on-one contacts with potential policyholders and promotes strong personal relationships with existing policyholders. The career agents sell primarily Medicare supplement and long-term care insurance policies. This distribution channel also includes group major medical business marketed through a small field force of representatives. Since December 1, 1997, this segment includes the career agents of WNIC who sell specialty health insurance products for educators. In 1997, this distribution channel accounted for $1,593.2 million, or 32 percent, of our total collected premiums. Most of these agents sell only Conseco policies and typically visit the prospective policyholder's home to conduct personalized "kitchen-table" sales presentations. After the sale of an insurance policy, the agent serves as a contact person for policyholder questions, claims assistance and additional insurance needs. The personalized marketing and service efforts of the career field agents, supported by home office persistency programs, have contributed to a persistency rate of approximately 83 percent on Medicare supplement policies sold through this channel.

       Professional Independent Producers. This distribution channel consists of a general agency and insurance brokerage distribution system comprised of approximately 190,000 independent licensed agents doing business in all fifty states. In 1997, this channel accounted for $3,433.7 million, or 68 percent, of our total collected premiums.

       Professional independent producers are a diverse network of independent agents, insurance brokers and marketing organizations. Marketing companies typically recruit agents for Conseco by advertising our products and commission structure through direct mail advertising or through seminars for insurance agents and brokers. These organizations bear most of the costs incurred in marketing our products. We compensate the marketing organizations by paying them a percentage of the commissions earned on new sales generated by the agents recruited by such organizations. Certain of these marketing organizations are specialty organizations that have a marketing expertise or a distribution system relating to a particular product, such as flexible-premium annuities for educators.

       A portion of our business is distributed through a "Client Company" marketing system, whereby agents and other insurance companies have entered into agreements to market Conseco's products through their professional independent producer distribution systems. Under the agreements, such groups assume up to 50 percent of the business each writes (through agent owned reinsurance companies or existing life insurance companies). We retain assets equal to the reserves of each Client Company and provide substantially all administrative services for a fee. Of the premiums collected by professional independent producers in 1997,
3.2 percent were collected by groups participating in the Client Company program.

       Direct marketing. This distribution channel was added on September 30, 1997 with the acquisition of Colonial Penn Life Insurance Company ("Colonial Penn"), which is engaged primarily in the sale of "graded benefit life" insurance policies through direct marketing. We intend to market other Conseco products through this distribution channel. In 1997, this channel accounted for $28.8 million, or less than 1 percent, of our total collected premiums.

       OPERATING SEGMENTS

       We conduct and manage our business through five segments, reflecting our major lines of insurance business and target markets: (i) supplemental health insurance; (ii) annuities; (iii) life insurance; (iv) individual and group major medical insurance; and (v) other.

       Supplemental Health

       This segment includes Medicare supplement, long-term care and specified-disease insurance. For periods prior to January 1, 1997, this segment consists solely of the Medicare supplement and long-term care products distributed through a career agency force. For periods after January 1, 1997, this segment includes the specified-disease products of the former subsidiaries of Transport Holdings Inc. ("THI") and Capitol American Financial Corporation ("CAF") and the long-term care products of the former subsidiaries of ATC which are distributed through professional independent producers. For periods after April 1, 1997, this segment also includes various supplemental health products of Pioneer Financial Services, Inc. ("PFS") which are distributed through professional independent producers. During 1997, we collected Medicare supplement premiums of $796.4 million and long-term care premiums of $663.9 million, up 29 percent and 244 percent, respectively, over 1996. We collected specified-disease premiums of $383.4 million in 1997.

       The following describes the major products of this segment:

       Medicare supplement. Medicare supplement products accounted for $796.4 million, or 16 percent, of our total collected premiums in 1997. Medicare is a two-part federal health insurance program for disabled persons and senior citizens (age 65 and older). Part A of the program provides protection against the costs of hospitalization and related hospital and skilled nursing home care, subject to an initial deductible, related coinsurance amounts and specified maximum benefit levels. The deductible and coinsurance amounts are subject to change each year by the federal government. Part B of Medicare covers doctors bills and a number of other medical costs not covered by Part A, subject to deductible and coinsurance amounts for "approved" charges.

       Medicare supplement policies provide coverage for many of the medical expenses which the Medicare program does not cover, such as deductibles, coinsurance costs (in which the insured and Medicare share the costs of medical expenses) and specified losses which exceed the federal program's maximum benefits. Our Medicare supplement plans automatically adjust coverage to reflect changes in Medicare benefits. In marketing these products, we concentrate on individuals who have recently become eligible for Medicare by reaching the age of 65. We offer a higher first-year commission for sales to these policyholders and competitive premium pricing. Approximately one-half of new sales of Medicare supplement policies are to individuals who are 65 years old.

       Long-term care. Long-term care products accounted for $663.9 million, or 13 percent, of our total collected premiums in 1997. Long-term care products provide coverage, within prescribed limits, for nursing home, home healthcare, or a combination of both nursing home and home health care expenses. The long-term care plans are sold primarily to retirees, and to a lesser degree, to older self-employed individuals and others in middle-income levels.

       Current nursing home care policies cover incurred and daily fixed-dollar benefits available with an elimination period (which, similar to a deductible, requires the insured to pay for a certain number of days of nursing home care before the insurance coverage begins), subject to a maximum benefit. Home healthcare policies cover the usual and customary charges after a deductible and are subject to a daily or weekly maximum dollar amount, and an overall benefit maximum. We monitor the loss experience on our long-term care products and, when necessary, apply for rate increases in the states in which we sell such products.

       Specified-disease products. Beginning in 1997, the supplemental health segment includes specified-disease products such as cancer and heart/stroke insurance. Specified-disease products accounted for $383.4 million, or 7.6 percent, of our total collected premiums in 1997. These policies generally provide fixed or limited benefits. Cancer insurance and heart/stroke products are guaranteed renewable individual accident and health insurance policies. Payments under cancer insurance policies are generally made directly to, or at the direction of, the policyholder following diagnosis of, or treatment for, a covered type of cancer. Heart/stroke policies provide for payments directly to the policyholder for treatment of a covered heart disease, heart attack or stroke. The benefits provided under the specified-disease policies do not necessarily reflect the actual cost incurred by the insured as a result of the illness; benefits are not reduced by any other medical insurance payments made to or on behalf of the insured.

       Approximately 65 percent of our specified-disease policies in force (based on a count of policies) are sold with return of premium or cash value riders. The return of premium rider generally provides that after a policy has been in force for a specified number of years or upon the policyholder reaching a specified age, the Company will pay to the policyholder, or a beneficiary under the policy, the aggregate amount of all premiums paid under the policy, without interest, less the aggregate amount of all claims incurred under the policy.

       Annuities

       This segment includes traditional fixed rate annuity products, market value-adjusted annuity products, equity-indexed annuity products, and variable annuity products sold through both career agents and professional independent producers. During 1997, this segment collected total premiums of $1,689.6 million, up 1.2 percent from 1996.

       The following describes the major products of this segment:

       Traditional fixed rate annuity products. These products include single-premium deferred annuities ("SPDAs"), flexible-premium deferred annuities ("FPDAs") and single-premium immediate annuities ("SPIAs"). SPDAs (excluding the equity-indexed and market value-adjusted products described below) accounted for $366.8 million, or 7.3 percent, of our total collected premiums in 1997. An SPDA is a savings vehicle in which the policyholder, or annuitant, makes a single-premium payment to the insurance company; the insurer guarantees the principal and accrues a stated rate of interest. After a number of years, as specified in the annuity contract, the annuitant may elect to take the proceeds of the annuity either in a single payment or in a series of payments for life, for a fixed number of years, or for a combination thereof. Our SPDAs typically have an interest rate (the "crediting rate") that is guaranteed by the Company for the first policy year, after which, we have the discretionary ability to change the crediting rate to any rate not below a guaranteed minimum rate. The guaranteed rate recently written on annuities is 3.0 percent, and the rate on all policies in force ranges from 3.0 percent to 5.5 percent. The initial crediting rate is largely a function of: (i) the interest rate we can earn on invested assets acquired with the new annuity fund deposits; and (ii) the rates offered on similar products by our competitors. For subsequent adjustments to crediting rates, we take into account the yield on our investment portfolio, annuity surrender assumptions, competitive industry pricing and the crediting rate history for particular groups of annuity policies with similar characteristics.

       Approximately 80 percent of our new annuity sales have been "bonus" products. The initial crediting rate on these products specifies a bonus crediting rate ranging from 1 percent to 8 percent of the annuity deposit for the first policy year only. After the first year, the bonus interest portion of the initial crediting rate is automatically discontinued, and the renewal crediting rate is established. Commissions to agents are generally reduced by an amount comparable to the bonus interest to partially compensate the Company for the higher initial crediting rate on these products. As of December 31, 1997, crediting rates on our outstanding SPDAs generally ranged from 4.0 percent to
5.5 percent, excluding bonuses guaranteed for the first year of the annuity contract. The average crediting rate including interest bonuses was 5.0 percent, and the average rate excluding bonuses was 4.8 percent.

       The policyholder is typically permitted to withdraw all or part of the premium paid plus the accumulated interest credited to his account (the "accumulation value"), subject in virtually all cases to the assessment of a surrender charge for withdrawals in excess of specified limits. Most of our SPDAs provide for penalty-free withdrawals of up to 10 percent of the accumulation value each year, subject to limitations. Withdrawals in excess of allowable penalty-free amounts are assessed a surrender charge during a penalty period which generally ranges from five to 12 years after the date a policy is issued. The surrender charge is initially 6 percent to 12 percent of the accumulation value and generally decreases by approximately 1 to 2 percentage points per year during the penalty period. Surrender charges are set at levels to protect the Company from loss on early terminations and to reduce the likelihood of policyholders terminating their policies during periods of increasing interest rates. This practice lengthens the effective duration of policy liabilities and enables the Company to maintain profitability on such policies.

       FPDAs (excluding the equity-indexed and market value-adjusted products described below) accounted for $362.3 million, or 7.2 percent, of our total collected premiums in 1997. FPDAs are similar to SPDAs in many respects, except that FPDAs allow more than one premium payment. Our FPDAs have a crediting rate that is guaranteed by the Company for the first year. After the first year, the crediting rate may be changed at least annually, subject to a minimum annual guaranteed rate. The policyholder is permitted to withdraw all or part of the accumulation value, less a surrender charge for withdrawals during an initial penalty period of up to 15 years. The initial surrender charges range from 5 percent to 22 percent of the first-year premium and decline over the penalty period. Interest rates credited on our outstanding FPDAs at December 31, 1997, generally ranged from 4.5 percent to 5.5 percent, excluding bonuses guaranteed for the first year of the annuity contract. The average crediting rate including interest bonuses was 5.0 percent, and the average rate excluding bonuses was 4.8 percent.

       SPIAs accounted for $208.1 million, or 4.1 percent, of our total collected premiums in 1997. SPIAs are designed to provide a series of periodic payments for a fixed period of time or for life, according to the policyholder's choice at the time of issue. Once the payments begin, the amount, frequency and length of time for which they are payable are fixed. SPIAs often are purchased by persons at or near retirement age who desire a steady stream of payments over a future period of years. The single premium is often the payout from a terminated annuity contract. The implicit interest rate on SPIAs is based on market conditions when the policy is issued. The implicit interest rate on the Company's outstanding SPIAs at December 31, 1997, averaged 6.0 percent.

       Market value-adjusted annuity products. In September 1995, we began offering a deferred annuity product with a "market value adjustment" feature. This feature is designed to provide the Company with additional protection from early terminations during a period of rising interest rates by reducing the surrender value payable upon a full or partial surrender of the policy in excess of the allowable penalty-free withdrawal amount. Conversely, during a period of declining interest rates, the feature would increase the surrender value payable to the policyholder. In 1997, we collected premiums of $41.4 million from SPDAs with this feature. We also offer FPDAs with a "market value adjustment" feature. In 1997, we collected premiums of $138.1 million from sales of FPDAs with this feature.

       Equity-indexed annuity products. In response to consumers' desire for alternative investment products with returns linked to those of common stocks, we introduced an equity-indexed SPDA product in June 1996 and an equity-indexed FPDA product in January 1997. These products accounted for $387.7 million, or
7.7 percent, of our total premiums collected in 1997. The annuity's contract value is equal to the premium paid increased for returns based upon a percentage (the "participation rate") of the change in the S&P 500 Index during each year of its term, subject to a minimum guaranteed value. The Company has the discretionary ability to annually change the participation rate (which currently ranges from 70 percent to 75 percent plus a first-year "bonus", similar to the bonus previously described, of 25 percent), generally subject to a minimum of 50 percent. The minimum guaranteed values are equal to: (i) 90 percent of premiums collected for SPDAs (75 percent of first year and 87.5 percent of renewal premiums collected for FPDAs); plus (ii) interest credited at an annual rate of 3 percent. The annuity provides for penalty-free withdrawals of up to 10 percent of premium in each year after the first year of the annuity's term. Other withdrawals from SPDA products are subject to a surrender charge of 9 percent over the eight year contract term at which time the contract must be renewed or withdrawn. Other withdrawals from FPDA products are subject to a surrender charge of 12 percent to 20 percent in the first year, declining 1.2 percent to
1.3 percent each year, to zero over a 10 to 15 year period, depending on issue age. We purchase Standard & Poor's 500 Index Call Options (the "S&P 500 Call Options") to hedge potential increases to policyholder benefits resulting from increases in the S&P 500 Index to which the product's return is linked.

       Variable annuity products. Variable annuities accounted for $185.2 million, or 3.7 percent, of our total premiums collected in 1997. Variable annuities, sold on a single-premium or flexible-premium basis, differ from fixed annuities in that the original principal value may fluctuate, depending on the performance of assets allocated pursuant to various investment options chosen by the contract owner. Variable annuities offer contract owners a fixed or variable rate of return based upon the specific investment portfolios into which premiums may be directed.

       Life

       This segment includes traditional, universal life and other life insurance products. Beginning with the third quarter of 1996, the largest single component of this segment is the universal life business of Life Partners Group, Inc. ("LPG"). This segment's products are currently sold through career agents, professional independent producers and direct response marketing. During 1997, this segment collected total premiums of $709.0 million, up 76 percent, over premiums collected during 1996.

       Interest-sensitive life products. These products include universal life products that provide whole life insurance with adjustable rates of return related to current interest rates. They accounted for $450.9 million, or 8.9 percent, of our total collected premiums in 1997 and are marketed through professional independent producers and to a lesser extent, career agents. The principal differences between universal life products and other interest-sensitive life insurance products are policy provisions affecting the amount and timing of premium payments. Universal life policyholders may vary the frequency and size of their premium payments, and policy benefits may also fluctuate according to such payments. Premium payments under other interest-sensitive policies may not be varied by the policyholders, and as a result, are designed to reduce the administrative costs typically associated with monitoring universal life premium payments and policy benefits.

       Traditional life. These products accounted for $258.1 million, or 5.1 percent, of our total collected premiums in 1997. Traditional life policies, including whole life, graded benefit life and term life products, are marketed through professional independent producers, career agents and direct response marketing. Under whole life policies, the policyholder generally pays a level premium over the policyholder's expected lifetime. The annual premium in a whole life policy is generally higher than the premium for comparable term insurance coverage in the early years of the policy's life, but is generally lower than the premium for comparable term insurance coverage in the later years of the policy's life. These policies, which continue to be marketed by the Company on a limited basis, combine insurance protection with a savings component that increases in amount gradually over the life of the policy. The policyholder may borrow against the savings generally at a rate of interest lower than that available from other lending sources. The policyholder may also choose to surrender the policy and receive the accumulated cash value rather than continuing the insurance protection. Term life products offer pure insurance protection for a specified period of time -- typically 5, 10 or 20 years.

       Beginning October 1, 1997, the life insurance segment includes the graded benefit life insurance products of Colonial Penn. Graded benefit life products accounted for $28.8 million or .6 percent of our total collected premiums in 1997. Graded benefit life insurance products are offered on an individual basis primarily to persons age 50 to 80, principally in face amounts of $350 to $10,000, without medical examination or evidence of insurability. Premiums are paid as frequently as monthly. Benefits paid are less than the face amount of the policy during the first two years, except in cases of accidental death. Graded benefit life policies are marketed using direct response marketing techniques. New policyholder leads are generated primarily from television and print advertisements.

       Individual and Group Major Medical Insurance

       This segment includes individual and group major medical health insurance products. The size of this segment increased significantly as a result of the acquisition of PFS. This segment underwrites and markets group and individual comprehensive major medical products targeted primarily to self-employed individuals, small business owners and early retirees. Several deductible and coinsurance options are available, and most policies require certain utilization review procedures. The profitability of this business depends largely on the overall persistency of the business in force, claim experience and expense management. During 1997, this segment collected total premiums of $744.2 million, up 118 percent over premiums collected during 1996.

       Insurance premium rates on these products may be adjusted subject to applicable regulation by class, policy form and state in which the policy is issued. We monitor the loss experience on these products, and when necessary, apply for rate increases in the states in which we sell such products.

       Other

       This segment includes various other health insurance products. The profitability of this business depends largely on the overall persistency of the business in force, claim experience and expense management. During 1997, this segment collected total premium of $69.2 million, up 27 percent over premiums collected during 1996.

       After December 1, 1997, the other segment includes the specialty health insurance products for educators sold by a subsidiary of WNIC. These products are sold by career agents and accounted for $9.1 million of Conseco's collected premiums since the acquisition of WNIC.

       This segment also includes fee revenue generated by Conseco's nonlife subsidiaries, including the investment advisory fees earned by Conseco Capital Management, Inc. ("CCM") and commissions earned for insurance product marketing and distribution. Fee revenues and commissions from Conseco's consolidated subsidiaries are excluded from segment results. CCM had approximately $5.1 billion of assets (at fair value) under management at December 31, 1997, for unaffiliated parties. Total fees earned from nonaffiliates during 1997 were $65.8 million, up 32 percent over 1996.

       INSURANCE SUBSIDIARIES AND RECENT ACQUISITIONS

       Conseco owned the following life insurance companies at December 31, 1997:

       - Bankers Life and Casualty Company ("Bankers Life"), Bankers Life Insurance Company of Illinois and Certified Life Insurance Company, formerly subsidiaries of Bankers Life Holding Corporation ("BLH");

       - Great American Reserve Insurance Company ("Great American Reserve"), Beneficial Standard Life Insurance Company ("Beneficial Standard") and Jefferson National Life Insurance Company of Texas ("Jefferson-Texas"), in which Conseco has had an ownership interest since 1990 and which became wholly owned subsidiaries in August 1995;

       - the subsidiaries of American Life Holdings, Inc. ("ALH", formerly The Statesman Group, Inc.), including American Life and Casualty Insurance Company and Vulcan Life Insurance Company;

       - the subsidiaries of LPG, including Philadelphia Life Insurance Company, Conseco Life Insurance Company (formerly Massachusetts General Life Insurance Company prior to its name change in 1997), Lamar Life Insurance Company and Wabash Life Insurance Company;

       - the former subsidiaries of ATC, including American Travellers Life Insurance Company ("American Travellers"), United General Life
          Insurance Company and Conseco Life Insurance Company of New York (formerly American Travellers Insurance Company of New York prior to its name change in 1997);

       - the former subsidiaries of THI, including TLIC Life Insurance Company (which was merged into Jefferson-Texas in 1997), Transport Life Insurance Company (which was merged into American Travellers in 1997), and Continental Life Insurance Company;

       -  the  former  subsidiaries  of CAF,  including  Capitol  American  Life
          Insurance  Company,   Capitol  National  Life  Insurance  Company  and
          Frontier National Life Insurance Company;

       - the subsidiaries of PFS, including Continental Life and Accident Insurance Company, Connecticut National Life Insurance Company, Health and Life Insurance Company of America, Manhattan National Life Insurance Company, Pioneer Life Insurance Company and National Group Life Insurance Company;

       -  certain  former   subsidiaries   of  Leucadia   National   Corporation
          ("Leucadia"), including Colonial Penn and Providential Life Insurance Company;

       -  the  subsidiaries  of  Washington   National   Corporation   ("WNIC"),
          including   Washington   National   Insurance   Company   and   United
          Presidential Life Insurance Company; and

       - Bankers National Life Insurance Company, National Fidelity Life Insurance Company and Lincoln American Life Insurance Company.

       Since 1982, Conseco has acquired 19 insurance groups and related businesses. We continue to regularly investigate acquisition opportunities in the insurance industry and other industries in which we operate. We evaluate potential acquisitions based on a variety of factors, including the operating results and financial condition of the business to be acquired, its growth potential, management and personnel and the potential return on such acquisition in relation to other acquisition opportunities and the internal development of our existing business operations. No assurances can be given as to when, if at all, or upon what terms Conseco will make any such acquisition.

       Our first acquisition partnership, Conseco Capital Partners, L.P. ("Partnership I"), was dissolved in 1993 after distributing to its partners the securities of the companies it had acquired. Conseco Capital Partners II, L.P. ("Partnership II"), our second acquisition partnership, was liquidated in 1996 after Conseco purchased from the other partners all of the common shares of ALH not already owned by Conseco. We terminated its partnership activity in 1996 because changes in the regulatory and rating agency environment made it difficult to structure leveraged acquisitions of life insurance companies.

       On August 31, 1995, we purchased (the "CCP Merger") all of the shares of common stock of CCP Insurance, Inc. ("CCP") not previously owned (representing 51 percent of CCP's outstanding shares). In the transaction, CCP was merged into Conseco, with Conseco being the surviving corporation. As a result of the CCP Merger, CCP's subsidiaries, Great American Reserve and Beneficial

Standard, became wholly owned subsidiaries of Conseco. The accounts of CCP's subsidiaries are consolidated with Conseco's accounts effective January 1, 1995.

       On August 2, 1996, we acquired LPG (the "LPG Merger"). LPG became a wholly owned subsidiary of Conseco. In the LPG Merger, we issued a total of 32.6 million shares of Conseco common stock (or common stock equivalents) with a value of $586.8 million. We also assumed $253.1 million of notes payable of LPG. LPG's subsidiaries sell a diverse portfolio of universal life insurance and, to a lesser extent, annuity products to individuals.

       On September 30, 1996, we acquired the remaining 62 percent of the common shares of ALH (the "ALH Stock Purchase") not already owned by Conseco or its affiliates for approximately $166 million in cash. ALH is a provider of retirement savings annuities. ALH has been included in our consolidated financial statements since ALH's acquisition by Partnership II in September 1994.

       On December 17, 1996, we acquired ATC (the "ATC Merger"). ATC was merged with and into Conseco, with Conseco being the surviving corporation. In the ATC Merger, we issued a total of 21.0 million shares of Conseco common stock (or common stock equivalents) with a value of $630.9 million. In addition, we assumed $102.8 million of ATC's convertible subordinated debentures, which became convertible into 7.9 million shares of Conseco common stock with a value of $248.3 million. ATC is a leading marketer and underwriter of long-term care insurance. ATC also markets and underwrites other supplemental accident and health insurance policies, as well as life insurance.

       On December 23, 1996, we acquired THI (the "THI Merger"). THI was merged with and into Conseco, with Conseco being the surviving corporation. In the THI Merger, we issued a total of 4.9 million shares of Conseco common stock (or common stock equivalents) with a value of $121.7 million. In addition, pursuant to an exchange offer, all of THI's subordinated convertible notes were exchanged for 4.2 million shares of Conseco common stock with a value of $106.2 million, plus a cash premium of $11.9 million. THI is principally engaged in the underwriting and distribution of supplemental health insurance.

       On December 31, 1996, we acquired the 9.6 percent of the common shares of BLH (the "BLH Merger") not already owned by Conseco or its affiliates. BLH was merged into a wholly owned subsidiary of Conseco. In the BLH Merger, we issued a total of 3.9 million shares of Conseco common stock (or common stock equivalents) with a value of $123.0 million. BLH is one of the nation's largest writers of individual health insurance products, based on collected premiums. BLH also markets a variety of annuity, life and group insurance products. BLH has been included in our consolidated financial statements since November 1992, when BLH was acquired by Partnership I.

       On March 4, 1997, we acquired CAF (the "CAF Merger"). CAF became a wholly owned subsidiary of Conseco. In the CAF Merger, we paid $552.8 million in cash and issued 3.0 million shares of Conseco common stock (or common stock equivalents) with a value of $117.4 million. In addition, we assumed a $31.0 million note payable of CAF, which was repaid on the merger date. CAF, through its insurance subsidiaries, underwrites, markets and distributes individual and group supplemental health and accident insurance.

       On May 30, 1997, we acquired PFS (the "PFS Merger"). PFS became a wholly owned subsidiary of Conseco. In the PFS Merger, we issued 9.0 million shares of Conseco common stock (or common stock equivalents) with a value of $354.1 million. In addition, we assumed PFS's convertible subordinated notes, which became convertible into 3.1 million shares of Conseco common stock, with a value of $130.6 million. We also assumed a $21.3 million note payable of PFS, which was repaid on the merger date. PFS, through its insurance subsidiaries, underwrites, markets and distributes life insurance, annuities and health insurance in selected niche markets throughout the United States.

       On September 30, 1997, we acquired Colonial Penn (the "Colonial Penn Purchase") and certain other assets (collectively referred to as "Colonial Penn") from Leucadia. Colonial Penn became a wholly owned subsidiary of Conseco. In the Colonial Penn Purchase, we paid $60.0 million in cash and issued $400.0 million of notes payable to Leucadia. Colonial Penn is principally engaged in the underwriting and sale of "graded benefit life" insurance policies through direct marketing and Medicare supplement insurance through independent agents.

       On December 5, 1997, we acquired WNIC (the "WNIC Merger"). WNIC became a wholly owned subsidiary of Conseco. In the WNIC Merger, we paid $400.6 million in cash, of which $73.7 million was funded through a dividend to Conseco from WNIC. WNIC is principally engaged in marketing and underwriting life insurance and annuities for individuals and specialty health insurance for educators.

       ADMINISTRATION

       We minimize operating expenses by centralizing, standardizing and more efficiently performing many functions common to most life insurance companies. These functions include underwriting and policy administration, accounting and financial reporting, marketing, regulatory compliance, actuarial services and asset management.

       The administration of our individual and group health insurance products involves higher volumes of claims, contacts with policyholders and operational costs, compared to the administration of life insurance or annuity policies. We have developed an efficient and highly automated policyholder administration operation to minimize the costs of such large volume processing and deliver a high level of service to our policyholders, with special emphasis on the prompt payment of claims. In many cases, we mail a check within a week of receiving a claim from a policyholder.

       INVESTMENTS

       CCM, a registered investment adviser wholly owned by Conseco, manages the investment portfolios of Conseco's subsidiaries. CCM had approximately $32.1 billion of assets (at fair value) under management at December 31, 1997, of which $27.0 billion were assets of Conseco's subsidiaries and $5.1 billion were assets of unaffiliated parties. CCM's investment philosophy is to maintain a largely investment-grade fixed-income portfolio, provide adequate liquidity for expected liability durations and other requirements and maximize total return through active investment management.

       Investment activities are an integral part of our business; investment income is a significant component of our total revenues. Profitability of many of our products is significantly affected by spreads between interest yields on investments and rates credited on insurance liabilities. Although substantially all credited rates on SPDAs and FPDAs may be changed annually, changes in crediting rates may not be sufficient to maintain targeted investment spreads in all economic and market environments. In addition, competition and other factors, including the impact of the level of surrenders and withdrawals, may limit our ability to adjust or to maintain crediting rates at levels necessary to avoid narrowing of spreads under certain market conditions. As of December 31, 1997, the average yield, computed on the cost basis of our investment portfolio, was 7.5 percent, and the average interest rate credited or accruing to our total insurance liabilities, excluding interest bonuses guaranteed for the first year of the annuity contract only, was 5.2 percent.

       We seek to balance the duration of our invested assets with the expected duration of benefit payments arising from our insurance liabilities. At December 31, 1997, the adjusted modified duration of fixed maturities and short-term investments was approximately 5.8 years and the duration of our insurance liabilities was approximately 6.7 years.

       For information regarding the composition and diversification of the investment portfolio of our subsidiaries, see "Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations - Investments" and note 3 to the consolidated financial statements.

       COMPETITION

       Our businesses operate in a highly competitive environment. The financial services industry consists of a large number of companies, some of which are larger and have greater financial resources, broader and more diversified product lines and larger staffs than those of Conseco. An expanding number of banks, securities brokerage firms and other financial intermediaries also market insurance products or offer competing products, such as mutual fund products, traditional bank investments and other investment and retirement funding alternatives. We also compete with many of these companies and others in providing services for fees. In most areas, competition is based on a number of factors, including pricing, service provided to distributors and policyholders, and ratings. Conseco's subsidiaries must also compete with other insurers to attract and retain the allegiance of agents.

       Marketing companies, agents who market insurance products, school districts, financial institutions and policyholders use the financial strength ratings assigned to an insurer by independent rating agencies as one factor in determining which insurer's products to market or purchase. Substantially all of our primary life insurance companies have received: (i) an "A" (Excellent) insurance company rating by A.M. Best Company ("A.M. Best"); (ii) an "AA-" claims-paying ability rating from Duff & Phelps' Credit Rating Company ("Duff & Phelps"); and (iii) an "A+" claims-paying ability rating from Standard & Poor's Corporation ("Standard & Poor's").

       A.M. Best insurance company ratings for the industry currently range from "A++ (Superior)" to "F (In Liquidation)". Publications of A.M. Best indicate that the "A" and "A-" ratings are assigned to those companies that, in A.M. Best's opinion, have demonstrated excellent overall performance when compared to the standards established by A.M. Best and have demonstrated a strong ability to meet their obligations to policyholders over a long period of time. A.M. Best's rating procedure includes quantitative and qualitative evaluations of a company's financial condition and operating performance. Its quantitative evaluation is based on an analysis of a company's financial performance in the areas of profitability, leverage/capitalization and liquidity. A.M. Best's review also includes a qualitative evaluation of a company's spread of risk, quality and appropriateness of reinsurance programs, quality and diversification of assets, adequacy of policy or loss reserves, management experience and objectives, market presence and policyholders' confidence.

       In recent years, A.M. Best upgraded the ratings of several of our subsidiaries to "A" (Excellent) from "A-" (Excellent). Among the reasons A.M. Best cited for the ratings upgrades and reaffirmations were the benefits Conseco will derive as a result of recent acquisitions including: (i) improved unit costs arising from the integration of administrative, financial, investment, marketing and underwriting functions; (ii) expanded distribution capacity and increased cross-selling opportunities; and (iii) a more diversified product portfolio that should generate more balanced and predictable revenue and earnings sources. A.M. Best also views favorably the continuing improvement in Conseco's financial leverage and our target ratio of debt to total capital of not more than 35 percent.

       Duff & Phelps' claims-paying ability ratings range from "AAA (Highest claims-paying ability)" to "DD (Company is under an order of liquidation)." An "AA-" rating represents "Very high claims-paying ability." A plus or minus sign attached to a Duff & Phelps claims paying rating shows relative standing within a ratings category.

       Standard & Poor's claims-paying ability ratings range from "AAA (Superior)" to "R (Regulatory Action)". An "A" is assigned by Standard & Poor's to those companies which, in its opinion, have a secure claims-paying ability and whose financial capacity to meet policyholder obligations is viewed on balance as sound, but their capacity to meet such policyholder obligations is somewhat more susceptible to adverse changes in economic or underwriting conditions than more highly rated insurers. According to Standard & Poor's, a plus or minus sign attached to a Standard & Poor's claims-paying rating shows relative standing within a ratings category. A "q" subscript indicates that the rating is based solely on quantitative analysis of publicly available financial data.

       Generally, rating agencies base their ratings upon information furnished to them by the insurer and upon their own investigations, studies and assumptions. A.M. Best's ratings, Duff & Phelps' claims-paying ratings and Standard & Poor's claims-paying ratings are principally based upon factors of concern to policyholders, agents and intermediaries and are not directed toward the protection of investors. Given the competitive nature of our business and the increasing focus placed on the aforementioned ratings, we manage our business with the objective of preserving existing ratings and, where possible, achieving more favorable ratings. There can be no assurance that any particular rating will continue for any given period of time, or that it will not be changed or withdrawn entirely if, in the judgement of the rating agency, circumstances so warrant. If our ratings were downgraded from their current levels, sales of our products and the persistency of our in-force policies could be adversely affected in a material way.

       In the individual health insurance business, insurance companies compete primarily on the basis of marketing, service and price. The provisions of the Omnibus Budget Reconciliation Act of 1984 and the work of the National Association of Insurance Commissioners ("NAIC") (an association of state regulators and their staffs) have resulted in standardized policy features for Medicare supplement products. This increases the comparability of such policies and may intensify competition based on factors other than product features. See "Underwriting" and "Governmental Regulation." In addition to the products of other insurance companies, our health insurance products compete with health maintenance organizations, preferred provider organizations and other health care- related institutions which provide medical benefits based on contractual agreements.

       We believe that we are able to compete effectively because: (i) we emphasize a number of specialized distribution channels, where the ability to respond rapidly to changing customer needs yields a competitive edge; (ii) we are experienced in establishing and cultivating relationships with the unique distribution networks and the independent marketing companies operating in these specialized markets; (iii) we can offer competitive rates as a result of our lower-than-average operating costs and higher-than-average investment yields achieved by applying active investment portfolio management techniques; and (iv) we have reliable policyholder administrative services, supported by customized information technology systems.

       UNDERWRITING

       Under regulations promulgated by the NAIC and adopted as a result of the Omnibus Budget Reconciliation Act of 1990, we are prohibited from underwriting our Medicare supplement policies for certain first-time purchasers. If a person applies for insurance within six months after becoming eligible by reason of age, or disability in certain limited circumstances, the application may not be rejected due to medical conditions. Some states prohibit underwriting of all Medicare supplement policies. For other prospective Medicare supplement policyholders, such as senior citizens who are transferring to Conseco's products, the underwriting procedures are relatively limited, except for policies providing prescription drug coverage.

       Before issuing long-term care or comprehensive major medical products to individuals and groups, we generally apply detailed underwriting procedures designed to assess and quantify the insurance risks. We require medical examinations of applicants (including blood and urine tests, where permitted) for certain health insurance products and for life insurance products which exceed prescribed policy amounts. These requirements are graduated according to the applicant's age and may vary by type of policy or product. We also rely on medical records and the potential policyholder's written application. In recent years, there has been significant regulatory changes with respect to underwriting individual and group major medical plans. An increasing number of states prohibit underwriting and/or charging higher premiums for substandard risks. We monitor changes in state regulation that affect our products, and consider these regulatory developments in determining where we market our products.

       Most of our life insurance policies are underwritten individually, although standardized underwriting procedures have been adopted for certain low face-amount life insurance coverages. After initial processing, insurance underwriters review each file and obtain the information needed to make an underwriting decision (such as medical examinations, doctors' statements and special medical tests). After collecting and reviewing the information, the underwriter either: (i) approves the policy as applied for, or with an extra premium charge because of unfavorable factors; or (ii) rejects the application. We underwrite group insurance policies based on the characteristics of the group and its past claim experience. Graded benefit life insurance policies are issued without medical examination or evidence of insurability. There is minimal underwriting on annuities.

       REINSURANCE

       Consistent with the general practice of the life insurance industry, our subsidiaries enter into both facultative and treaty agreements of indemnity reinsurance with other insurance companies in order to reinsure portions of the coverage provided by our insurance products. Indemnity reinsurance agreements are intended to limit a life insurer's maximum loss on a large or unusually hazardous risk or to diversify its risk. Indemnity reinsurance does not discharge the original insurer's primary liability to the insured. The Company's reinsured business is ceded to numerous reinsurers. We believe the assuming companies are able to honor all contractual commitments, based on our periodic review of their financial statements, insurance industry reports and reports filed with state insurance departments.

       As of December 31, 1997, the policy risk retention limit was $.8 million or less on all of the policies of our subsidiaries. Reinsurance ceded by Conseco represented 27 percent of gross combined life insurance in force and reinsurance assumed represented 4.0 percent of net combined life insurance in force. At December 31,1997, the total ceded business in force of $36.7 billion included:
(i) $5.3 billion ceded to Client Companies for which we retain assets equal to the reserves on the business ceded; and (ii) $25.8 billion ceded to insurance companies rated "A- (Excellent)" or better by A.M. Best. Our principal reinsurers at December 31, 1997 (which assume approximately 65 percent of the total ceded business in force, excluding business ceded to the Client Companies) were American Equity Investment Life Insurance Company, Cologne Life, Connecticut General Life Insurance Company, Employers Re, Life Reassurance Corporation of America, Lincoln National Life Insurance Company, RGA Reinsurance Company, Security Life of Denver and Swiss Re Life and Health America. No other single reinsurer assumes greater than 5 percent of the total ceded business in force.

       EMPLOYEES

       At December 31, 1997, Conseco had approximately 6,800 employees, including: (i) 3,000 home office employees; (ii) 1,400 employees in our Chicago office (primarily involved with our supplemental health operations); (iii) 1,900 employees in various locations serving as administrative centers for its insurance operations; and (iv) 500 employees in branch offices (primarily supporting our career agency force). None of our employees is covered by a collective bargaining agreement. We believe that we have excellent relations with our employees.

       GOVERNMENTAL REGULATION

       General

       Our insurance subsidiaries are subject to regulation and supervision by the states in which they transact business. State laws generally establish supervisory agencies with broad regulatory authority, including the power to:
(i) grant and revoke business licenses; (ii) regulate and supervise trade practices and market conduct; (iii) establish guaranty associations; (iv) license agents; (v) approve policy forms; (vi) approve premium rates for some lines of business; (vii) establish reserve requirements; (viii) prescribe the form and content of required financial statements and reports; (ix) determine the reasonableness and adequacy of statutory capital and surplus; (x) perform financial, market conduct and other examinations; (xi) define acceptable accounting principles; (xii) regulate the type and amount of permitted investments; and (xiii) limit the amount of dividends and surplus debenture payments that can be paid without obtaining regulatory approval. Our insurance subsidiaries are subject to periodic examinations by state regulatory authorities. We do not expect the results of any ongoing examinations to have a material effect on the Company's financial condition.

       Most states have also enacted regulations on the activities of insurance holding company systems, including acquisitions, extraordinary dividends, the terms of surplus debentures, the terms of affiliate transactions and other related matters. Currently, the Company and its insurance subsidiaries have registered as holding company systems pursuant to such legislation in the domiciliary states of the insurance subsidiaries (Alabama, Arizona, Arkansas, California, Illinois, Indiana, Kentucky, Mississippi, Missouri, New York, Ohio, Pennsylvania, Tennessee and Texas), and they routinely report to other jurisdictions. Recently, a number of state legislatures have considered or have enacted legislative proposals that alter, and in many cases increase, the authority of state agencies to regulate insurance companies and holding company systems. For further information on state laws regulating the payment of dividends by insurance company subsidiaries, see "Management's Discussion and Analysis of Consolidated Financial Position and Results of Operations - Consolidated Financial Condition" and note 12 to Conseco's consolidated financial statements.

       The federal government does not directly regulate the insurance business. However, federal legislation and administrative policies in several areas, including pension regulation, age and sex discrimination, financial services regulation, securities regulation and federal taxation, do affect the insurance business. In recent years, the Office of the Comptroller of the currency has issued a number of rulings which have expanded the ability of banks to sell certain insurance products. The United States House of Representatives is currently considering the Financial Services Act (H.R.10), which would (among other things) eliminate existing restrictions on affiliations between insurance companies, banks and securities firms. This proposed legislation in its current form would allow insurance companies and securities firms to directly own banks and each other while banks could own insurance companies and securities firms indirectly through a holding company. Other provisions of the act would define insurance products and retain jurisdiction over their regulation in the states. Such legislation, if enacted, could result in increased competition, as well as new opportunities, for the Company. In addition, legislation has been introduced from time to time in recent years which, if enacted, could result in the federal government assuming a more direct role in the regulation of the insurance industry.

       The Securities and Exchange Commission has requested comments as to whether equity-indexed annuities, such as those sold by the Company, should be treated as securities under the Federal securities laws rather than as insurance products. Treatment of these products as securities would likely require additional registration and licensing of these products and the agents selling them, as well as cause the Company to seek additional marketing relationships for these products.

       The Risk-Based Capital for Life and/or Health Insurers Model Act (the "Model Act") adopted by the NAIC provides a tool for insurance regulators to determine the levels of capital and surplus an insurer must maintain in relation to its insurance and investment risks and whether there is a need for possible regulatory attention. The Model Act (or similar legislation or regulation) has been adopted in states where our insurance subsidiaries are domiciled.

       The Model Act provides for four levels of regulatory attention, varying with the ratio of the company's total adjusted capital (defined as the total of its statutory capital, surplus, asset valuation reserve and certain other adjustments) to its risk-based capital ("RBC"). If a company's total adjusted capital is less than 100 percent but greater than or equal to 75 percent of its RBC, or if a negative trend (as defined by the regulators) has occurred and total adjusted capital is less than 125 percent of RBC (the "Company Action Level"), the company must submit a comprehensive plan to the regulatory authority proposing corrective actions aimed at improving its capital position. If a company's total adjusted capital is less than 75 percent but greater than or equal to 50 percent of its RBC (the "Regulatory Action Level") , the regulatory authority will perform a special examination of the company and issue an order specifying corrective actions that must be followed. If a company's total adjusted capital is less than 50 percent but greater than or equal to 35 percent of its RBC (the "Authorized Control Level"), the regulatory authority may take any action it deems necessary, including placing the company under regulatory control. If a company's total adjusted capital is less than 35 percent of its RBC (the "Mandatory Control Level") the regulatory authority must place the company under its control. At December 31, 1997, the average ratio of total adjusted capital to RBC for our insurance subsidiaries was greater than twice the levels at which regulatory attention is triggered.

       The Texas Insurance Department has adopted its own RBC requirements, the stated purpose of which is to require a minimum level of capital and surplus to absorb the financial, underwriting, and investment risks assumed by an insurer. Texas' RBC requirements differ from those adopted by the NAIC in two principal respects: (i) they use different elements to determine minimum RBC levels in their calculation formulas; and (ii) they do not stipulate "Action Levels" (like those described in the previous paragraph) where corrective actions are required. However, the Commissioner of the Texas Insurance Department does have the power to take similar corrective actions if a company does not maintain the required minimum level of capital and surplus. Under the Texas Regulations, an insurer also meets RBC requirements if its admitted assets exceed its liabilities by at least 6 percent. Five of our insurance subsidiaries are domiciled in Texas and all of them were in compliance with Texas RBC requirements at December 31, 1997.

       Most states have either enacted legislation or adopted administrative regulations which affect the acquisition of control of insurance companies as well as transactions between insurance companies and persons controlling them. The nature and extent of such legislation and regulations vary from state to state. Most states, however, require administrative approval of: (i) the acquisition of 10 percent or more of the outstanding shares of an insurance company domiciled in the state; or (ii) the acquisition of 10 percent or more of the outstanding stock of an insurance holding company whose insurance subsidiary is domiciled in the state. The acquisition of 10 percent of such shares is generally deemed to be the acquisition of control for the purpose of the holding company statutes. These regulations require the acquirer to file detailed information concerning the acquiring parties and the plan of acquisition, and to obtain administrative approval prior to the acquisition. In many states, however, an insurance authority may determine that control does not exist, even in circumstances in which a person owns or controls 10 percent or a greater amount of securities.

       On the basis of statutory statements filed with state regulators annually, the NAIC calculates eleven financial ratios to assist state regulators in monitoring the financial condition of insurance companies. A "usual range" of results for each ratio is used as a benchmark. In the past, variances in certain ratios of our insurance subsidiaries have resulted in inquiries from insurance departments to which we have responded. Such inquiries did not lead to any restrictions affecting our operations.

       Under the solvency or guaranty laws of most states in which we do business, our insurance subsidiaries may be required to pay guaranty fund assessments (up to certain prescribed limits). Guaranty funds are established by various states to fund policyholder losses or the liabilities of insolvent or rehabilitated insurance companies. These assessments may be deferred or forgiven under most guaranty laws if they would threaten an insurer's financial strength. In certain instances, the assessments may be offset against future premium taxes. We establish a reserve to provide for assessments related to known insolvencies. This reserve is based upon our current expectation of the availability of the right of offset and state guaranty fund assessment bases. However, changes in the basis whereby assessments are charged to individual companies or changes to the availability of the right to offset assessments against premium tax payments could materially affect our results of operations. Our insurance subsidiaries' statutory financial statements for the year ended December 31, 1997, include $7.2 million of expenses as a result of such assessments.

       Health Care

       Most states mandate minimum benefit standards and loss ratios for accident and health insurance policies. We are generally required to maintain, with respect to our individual long-term care policies, minimum anticipated loss ratios over the entire period of coverage of not less than 60 percent. With respect to our Medicare supplement policies, we are generally required to attain and maintain an actual loss ratio, after three years, of not less than 65 percent. We provide, to the insurance departments of all states in which we conduct business, annual calculations that demonstrate compliance with required minimum loss ratios for both long-term care and Medicare supplement insurance. These calculations are prepared utilizing statutory lapse and interest rate assumptions. In the event we have failed to maintain minimum mandated loss ratios, our insurance subsidiaries could be required to provide retrospective refunds and/or prospective rate reductions. We believe that our insurance subsidiaries currently comply with all applicable mandated minimum loss ratios.

       NAIC model regulations, adopted in substantially all states, created 10 standard Medicare supplement plans (Plans A through J). Plan A provides the least extensive coverage, while Plan J provides the most extensive coverage. Under NAIC regulations, Medicare insurers must offer Plan A, but may offer any of the other plans at their option. Conseco currently offers nine of the model plans. We have declined to offer Plan J, due in part to its high benefit levels and, consequently, high costs to the consumer.

       The Health Insurance Portability and Accountability Act of 1996 ("HIPAA") was enacted in 1996. HIPAA sets forth minimum federal standards for group and individual health insurance, including requirements relating to the availability, portability and renewability of health coverage.

       Numerous proposals to reform the current health care system have been introduced in Congress and the state legislatures. Proposals have included, among other things, modifications to the existing employer-based insurance system, a quasi-regulated system of "managed competition" among health plans, and a single-payer, public program. Changes in health care policy could significantly affect our business. Federal comprehensive major medical or long-term care programs, if proposed and implemented, could partially or fully replace some of Conseco's current products, for example.

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

       The NAIC recently adopted model long-term care policy language providing nonforfeiture benefits and has proposed a rate stabilization standard for long-term care policies. Various bills proposed in the U.S. Congress would provide for the implementation of certain minimum consumer protection standards for inclusion in all long-term care policies, including guaranteed renewability, protection against inflation and limitations on waiting periods for pre-existing conditions. Other recently adopted legislation permits premiums paid for qualified long-term care insurance to be treated as tax-deductible medical expenses and for benefits received on such policies to be excluded from taxable income.

       We cannot predict with certainty the effect that any proposals, if adopted, or legislative developments could have on our business and operations.

       FEDERAL INCOME TAXATION

       The annuity and life insurance products marketed and issued by our insurance subsidiaries generally provide the policyholder with an income tax advantage, as compared to other savings investments such as certificates of deposit and bonds, in that income taxation on the increase in value of the product is deferred until it is received by the policyholder. With other savings investments, the increase in value is taxed as earned. Annuity benefits and life insurance benefits, which accrue prior to the death of the policyholder, are generally not taxable until paid. Life insurance death benefits are generally exempt from income tax. Also, benefits received on immediate annuities (other than structured settlements) are recognized as taxable income ratably, as opposed to the methods used for some other investments which tend to accelerate taxable income into earlier years. The tax advantage for annuities and life insurance is provided in the Internal Revenue Code (the "Code"), and is generally followed in all states and other United States taxing jurisdictions. Accordingly, the tax advantage is subject to change by Congress and by the legislatures of the respective taxing jurisdictions.

       In February of 1998, President Clinton released various revenue proposals and tax changes to be considered in the current federal budget. Such proposals contained numerous tax increases directed at the insurance industry, of which the more significant ones were as follows: taxing asset reallocations within variable annuities and exchanges of variable annuities, reducing the tax basis of insurance and annuity contracts for mortality charges and modifying tax reserving rules for annuity contracts. We have joined the insurance industry and other groups opposing these taxes upon savings, and we expect that these proposed changes will not be enacted into legislation.

       Our insurance company subsidiaries are taxed under the life insurance company provisions of the Code. Provisions in the Code require a portion of the expenses incurred in selling insurance products to be deducted over a period of years, as opposed to immediate deduction in the year incurred. This provision increases the tax for statutory accounting purposes, which reduces statutory surplus and, accordingly, decreases the amount of cash dividends that may be paid by the life insurance subsidiaries. As of December 31, 1997, the cumulative taxes paid by our insurance subsidiaries as a result of this provision were $327.8 million.

       The Company had tax loss carryforwards at December 31, 1997, of approximately $737.1 million, portions of which begin expiring in 1999. However, the amount of such loss that may be offset against current taxable income is subject to the following limitations: (i) losses may be offset against income of other corporate entities only if such entities are included in the same consolidated tax return (insurance companies are currently not eligible for inclusion in Conseco's consolidated tax return until five years after they are acquired); (ii) losses incurred in non-life companies (which comprise most of the loss carryforwards) may offset only a portion of income from life companies in the same consolidated tax return; and (iii) some loss carryforwards may not be used to offset taxable income of entities acquired after the loss was incurred. We, however, believe we will be able to utilize all current loss carryforwards before they expire.

       ITEM 2. PROPERTIES.

       Our principal operations are located on a 170-acre corporate campus in Carmel, Indiana, immediately north of Indianapolis. The 11 buildings on the campus (all but one of which are owned) contain approximately 810,000 square feet of space and house Conseco's executive offices and certain administrative operations of its subsidiaries. The campus has ample room for additional buildings to support future growth.

       Our supplemental health products are primarily administered from a single facility of 300,000 square feet in downtown Chicago, Illinois, leased under an agreement having a remaining life of 10 years. We also lease approximately 130,000 square feet of warehouse space in a second Chicago facility; this lease has a remaining life of five years. Conseco owns an office building in Kokomo, Indiana (100,000 square feet), and two office buildings in Rockford, Illinois (total of 169,000 square feet), which serve as administrative centers for portions of our insurance operations. Conseco owns one office building in Philadelphia, Pennsylvania (127,000 square feet), which serves as the administrative center for our direct response life insurance operations; approximately 60 percent of this space is occupied by the Company, with the remainder leased to tenants. Conseco leases 24,000 square feet of office space in Bensalem, Pennsylvania, and 4,000 square feet of office space in Sarasota, Florida, for use by our long-term care insurance marketing operations; these leases expire in 2000 and 1998, respectively. Conseco leases 22,000 square feet of office space in Schaumburg, Illinois, for use by our major medical marketing and certain information technology operations. Conseco also leases

210 sales offices in various states totaling approximately 363,000 square feet; these leases are short-term in length, with remaining lease terms ranging from one to five years.

       ITEM 3. LEGAL PROCEEDINGS.

       Conseco and its subsidiaries are involved in lawsuits primarily related to their operations. Most of these lawsuits involve claims under insurance policies or other contracts of the Company. None of the lawsuits currently pending, either individually or in the aggregate, is expected to have a material adverse effect on Conseco's consolidated financial condition or results of operations.

       ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

       None.


       OPTIONAL ITEM.  EXECUTIVE OFFICERS OF THE REGISTRANT.

      Officer                                                       Positions with Conseco, principal
    name and age (a)                  Since                      occupation and business experience (b)
    ------------                      -----                      ----------------------------------

    Stephen C. Hilbert, 52.........   1979           Since 1979, Chairman of the Board and Chief Executive Officer and, since
                                                     1988, President of Conseco.

    Ngaire E. Cuneo, 47 ...........   1992           Since  1992,  Executive  Vice  President,  Corporate   Development  and,  since
                                                     1994,  Director  of Conseco;  from  1986 to 1992,  Senior  Vice  President  and
                                                     Corporate Officer of General Electric Capital Corporation.

    Rollin M. Dick, 66.............   1986           Since 1986, Executive Vice President, Chief  Financial  Officer and Director of
                                                     Conseco.

    Donald F. Gongaware, 62........   1985           Since 1985, Executive Vice President  and  Director  of  Conseco;  since  1989,
                                                     Chief Operations Officer of  Conseco;  and,  since  1996,  President of Conseco
                                                     Marketing, LLC.   Mr. Gongaware is resigning from these  positions  (other than as director of Conseco) effective March 31, 1998.

    John J. Sabl, 46...............   1997           Since  1997,  Executive  Vice  President,  General  Counsel  and  Secretary  of
                                                     Conseco; from 1983 to 1997 Partner in the law firm of Sidley & Austin.

    James S. Adams, 38.............   1997           Since 1997, Senior Vice President, Chief Accounting  Officer  and  Treasurer of
                                                     Conseco; from 1989 to present, Senior Vice President  and  Treasurer of various
                                                     Conseco subsidiaries.

    Thomas J. Kilian, 47...........   1998           Effective March 31, 1998, Executive Vice President and Chief Operations Officer
                                                     of  Conseco and  President of Conseco Marketing, LLC; from   1996  to March 31,
                                                     1998, President of Conseco Services, LLC (responsible for insurance operations,
                                                     data processing,  human  resources  and  administrative  services   for various
                                                     Conseco subsidiaries); from   1989  to 1996, Senior  Vice  President  of   data
                                                     processing for various Conseco subsidiaries.
-------------------

    (a) The executive officers serve as such at the discretion of the Board of Directors and are elected annually.

    (b) Business experience is given for at least the last five years.

                                       16

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

                                                                   Market price
                      Period                                       ------------           Dividend
                      ------                                   High           Low            paid
                                                               ----           ---            ----
                      1996:
         First Quarter..................................     $18-5/32      $14-15/16        $.00500
         Second Quarter.................................      20-3/8        17-3/8           .01000
         Third Quarter..................................      24-11/16      17-5/8           .01000
         Fourth Quarter.................................      33-1/8        24-7/16          .03125

                      1997:
         First Quarter..................................     $43-7/8       $30-3/4          $.03125
         Second Quarter.................................      42-7/8        34-1/4           .03125
         Third Quarter..................................      50            35-1/8           .03125
         Fourth Quarter.................................      50-1/16       39-7/8           .12500

       As of March 13, 1998, there were approximately 74,000 holders of the outstanding shares of common stock, including individual participants in securities position listings.

       DIVIDENDS

       Cash dividends are paid quarterly at an amount determined by our Board of Directors. Our general policy is to retain most of our earnings. Retained earnings have been used: (i) to finance the growth and development of the Company's business through acquisitions or otherwise; (ii) to pay preferred stock dividends; (iii) to pay distributions on the Company-obligated mandatorily redeemable preferred stock of subsidiary trusts; (iv) to repurchase common stock on those occasions when we have determined that our shares were undervalued in the market and that the use of funds for stock repurchases would not interfere with other cash needs; and (v) to pay dividends on common stock.

       We have paid all cumulative dividends on our preferred stock and distributions on our Company-obligated mandatorily redeemable preferred securities of subsidiary trusts when due. We are prohibited from paying common stock dividends if such payments are not current. Certain Conseco financing agreements require the Company to maintain financial ratios which could also limit its ability to pay dividends.

       Our ability to pay dividends depends primarily on the receipt of cash dividends and other cash payments from our subsidiaries. The principal operating subsidiaries of Conseco are life insurance companies organized under state laws and subject to regulation by state insurance departments. These laws and regulations limit the ability of insurance subsidiaries to make cash dividends, loans or advances to a holding company such as Conseco. However, these laws generally permit the payment, without prior approval, of annual dividends which in the aggregate do not exceed the greater of (or in a few states, the lesser
of): (i) the subsidiary's prior year net gain from operations; or (ii) 10 percent of surplus attributable to policyholders at the prior year-end, both computed on the statutory basis of accounting prescribed for insurance companies. See "Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations -- Liquidity of Conseco (Parent Company)."


       ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA (a).

                                                                                 Years ended December 31,
                                                               ----------------------------------------------------------
                                                                1997          1996         1995         1994         1993
                                                                ----          ----         ----         ----         ----
                                                                      (Amounts in millions, except per share data)
STATEMENT OF OPERATIONS DATA
Insurance policy income.....................................   $3,410.8     $1,654.2     $1,465.0    $1,285.6      $1,293.8
Net investment income.......................................    1,825.3      1,302.5      1,142.6       385.7         896.2
Net investment gains (losses) ..............................      266.5         60.8        204.1       (30.5)        242.6
Total revenues..............................................    5,568.4      3,067.3      2,855.3     1,862.0       2,636.0
Interest expense on notes payable...........................      109.4        108.1        119.4        59.3          58.0
Total benefits and expenses.................................    4,565.3      2,573.7      2,436.8     1,537.6       2,025.8
Income before income taxes, minority interest and
  extraordinary charge......................................    1,003.1        493.6        418.5       324.4         610.2
Extraordinary charge on extinguishment of debt, net of tax..        6.9         26.5          2.1         4.0          11.9
Net income..................................................      567.3        252.4        220.4       150.4         297.0
Preferred stock dividends and charge related to induced
  conversions of convertible preferred stock................       21.9         27.4         18.4        18.6          20.6
Net income applicable to common stock.......................      545.4        225.0        202.0       131.8         276.4

PER SHARE DATA (b)
Net income, basic...........................................      $2.94        $2.15       $ 2.48      $ 1.31        $ 2.74
Net income, diluted.........................................       2.64         1.82         2.12        1.22          2.20
Dividends declared per common share.........................       .313         .083         .046        .125          .075
Book value per common share outstanding.....................      20.22        16.86        10.22        5.22          8.45
Shares outstanding at year-end..............................      186.7        167.1         81.0        88.7         101.2
Weighted average shares outstanding for diluted earnings....      210.2        138.9        103.9       123.4         133.8

BALANCE SHEET DATA - PERIOD END
Total assets................................................  $35,914.8    $25,612.7    $17,297.5   $10,811.9     $13,749.3
Notes payable for which Conseco is directly liable..........    1,906.7      1,094.9        871.4       191.8         413.0
Notes payable of affiliates, not direct
  obligations of Conseco....................................        -            -          584.7       611.1         290.3
Commercial paper............................................      448.2          -            -            -            -
Total liabilities...........................................   30,640.1     21,829.7     15,782.5     9,743.2      12,382.9
Minority interests in consolidated subsidiaries:
  Company-obligated mandatorily redeemable
     preferred securities of subsidiary trusts..............    1,383.9        600.0          -            -            -
  Preferred stock...........................................        -           97.0        110.7       130.1           -
  Common stock..............................................         .7           .7        292.6       191.6         223.8
Shareholders' equity .......................................    3,890.1      3,085.3      1,111.7       747.0       1,142.6

OTHER FINANCIAL DATA (b) (c)
Premiums collected (d)......................................   $5,055.7     $3,280.2     $3,106.5    $1,879.1      $2,140.1
Operating earnings (e)......................................      574.9        267.7        131.3       151.7         162.0
Operating earnings per diluted common share (e).............       2.74         1.93         1.26        1.23          1.20
Shareholders' equity excluding unrealized appreciation
  (depreciation) of fixed maturity securities (f)...........    3,712.9      3,045.5        999.1       884.7       1,055.2
Book value per common share outstanding, excluding
  unrealized appreciation (depreciation) of fixed
  maturity securities (f)...................................      19.27        16.62         8.83        6.77          7.58


  (a) Comparison of selected consolidated financial data in the table above is significantly affected by: (i) the acquisitions consummated by Partnership I and Partnership II; (ii) the sale of Western National Life Insurance Company ("Western National") in 1994; (iii) the transactions affecting Conseco's ownership interest in BLH and CCP during 1993 through 1996; (iv) the LPG Merger (completed effective July 1, 1996); (v) the ATC Merger (December 31, 1996); (vi) the THI Merger (December 31, 1996);
       (vii) the CAF Merger  (January 1, 1997);  (viii) the PFS Merger (April 1,
       1997); (ix) the Colonial Penn Purchase (September 30, 1997); and (x) the WNIC Merger (December 1, 1997). For periods beginning with their acquisitions by



       Partnership I and ending June 30, 1992, Partnership I and its subsidiaries were consolidated with the financial statements of Conseco. Following the completion of the initial public offering by CCP in July 1992, Conseco did not have unilateral control to direct all of CCP's activities and, therefore, did not consolidate the financial statements of CCP with the financial statements of Conseco. As a result of the CCP Merger, the financial statements of CCP's subsidiaries were consolidated with the financial statements of Conseco, effective January 1, 1995. Conseco has included BLH in its financial statements since November 1, 1992. Through December 31, 1993, the financial statements of Western National were consolidated with the financial statements of Conseco. Following the completion of the initial public offering of Western National in early 1994 (and subsequent disposition of Conseco's remaining equity interest in Western National), the financial statements of Western National were no longer consolidated with the financial statements of Conseco. As of September 29, 1994, Conseco began to include in its financial statements the newly acquired Partnership II subsidiary, ALH. On September 30, 1996, Conseco acquired all of the common stock of ALH which Conseco did not already own from Partnership II. Business combinations completed in 1997 and 1996 are included in Conseco's financial statements on the effective date of the acquisition and are described in the notes to the consolidated financial statements.

  (b) All share and per-share amounts have been restated to reflect the two-for-one stock splits paid on February 11, 1997 and April 1, 1996. Prior period earnings per share amounts have been restated to comply with the new reporting standards as described in note 1 to the consolidated financial statements.

  (c) Amounts under this heading are included to assist the reader in analyzing the Company's financial position and results of operations. Such amounts are not intended to, and do not, represent insurance policy income, net income, net income per share, shareholders' equity or book value per share prepared in accordance with generally accepted accounting principles ("GAAP").

  (d) Includes premiums received from universal life products and products without mortality or morbidity risk. Such premiums are not reported as revenues under GAAP and were $2,099.4 million in 1997; $1,881.3 million in 1996; $1,757.5 million in 1995; $634.6 million in 1994; and $891.9 million in 1993.

  (e) Represents income before extraordinary charge, excluding net investment gains (losses) (less that portion of change in future policy benefits, amortization of cost of policies purchased and cost of policies produced and income taxes relating to such gains (losses)) and nonrecurring charges (net of income taxes).

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


       ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

       Management's discussion and analysis reviews the consolidated financial condition of Conseco at December 31, 1997 and 1996, the consolidated results of operations for the three years ended December 31, 1997, and where appropriate, factors that may affect future financial performance. This discussion should be read in conjunction with the accompanying consolidated financial statements, notes thereto and selected consolidated financial data.

       All statements, trend analyses and other information contained in this report and elsewhere (such as in other filings by the Company with the Securities and Exchange Commission, press releases, presentations by the Company or its management or oral statements) relative to markets for the Company's products and trends in the Company's operations or financial results, as well as other statements including words such as "anticipate," "believe," "plan," "estimate," "expect," "intend," and other similar expressions, constitute forward-looking statements under the Private Securities Litigation Reform Act of 1995. These forward-looking statements are subject to known and unknown risks, uncertainties and other factors that may cause actual results to be materially different from those contemplated by the forward-looking statements. Such factors include, among other things: (i) general economic conditions and other factors, including prevailing interest rate levels, stock market performance and health care inflation, which may affect the ability of the Company to sell its products, the market value of the Company's investments and the lapse rate and profitability of the Company's policies; (ii) the Company's ability to achieve anticipated levels of operational efficiencies at recently acquired companies, as well as through other cost-saving initiatives; (iii) customer response to new products, distribution channels and marketing initiatives; (iv) mortality, morbidity, use of health care services and other factors that may affect the profitability of the Company's insurance products; (v) changes in the federal income tax laws and regulations that may affect the relative tax advantages of some of the Company's products; (vi) increasing competition in the sale of the Company's products; (vii) regulatory changes or actions, including those relating to regulation of financial services affecting (among other things) bank sales and underwriting of insurance products, regulation of the sale, underwriting and pricing of insurance products, and health care regulation affecting the Company's health insurance products; (viii) the availability and terms of future acquisitions; and (ix) the risk factors or uncertainties listed from time to time in the Company's other filings with the Securities and Exchange Commission.

       Consolidated results and analysis

       Our 1997 operating earnings were $574.9 million, or $2.74 per diluted share, up 115 percent and 42 percent, respectively, over 1996. Operating earnings increased as a result of the LPG Merger (completed effective July 1, 1996), the ALH Stock Purchase (September 30, 1996), the ATC Merger (December 31,
1996), the THI Merger (December 31, 1996), the BLH Merger (December 31, 1996), the CAF Merger (January 1, 1997), the PFS Merger (April 1, 1997), the Colonial Penn Purchase (September 30, 1997) and the WNIC Merger (December 1, 1997) and as a result of the increased business in force of these acquired companies and companies previously owned. The percentage increase in operating earnings was greater than the percentage increase in operating earnings per diluted share primarily because of the 51 percent increase in weighted average diluted common shares or equivalents outstanding during 1997. The increase in weighted average diluted shares resulted from shares issued in certain 1997 and 1996 acquisitions (the LPG Merger, the ATC Merger, the THI Merger, the BLH Merger, the CAF Merger and the PFS Merger), partially offset by repurchases of Conseco common stock.

       Our 1996 operating earnings were $267.7 million, or $1.93 per diluted share, up 104 percent and 53 percent, respectively, over 1995. Operating earnings increased as a result of the LPG Merger, the ALH Stock Purchase, the effect of increased ownership of BLH as a result of purchases of BLH common stock during 1995 and 1996, and profit improvements in each of our segments. Operating earnings for 1996 were not affected by the ATC Merger, the THI Merger or the BLH Merger, all of which were recorded as of December 31, 1996. The percentage increase in operating earnings was greater than the increase in operating earnings per diluted share primarily because of the additional common shares or equivalents outstanding in 1996 resulting from: (i) the LPG Merger; and (ii) the Company's January 1996 offering of Preferred Redeemable Increased Dividend Equity Securities, 7% PRIDES Convertible Preferred Stock ("PRIDES"), which are mandatorily convertible into shares of Conseco common stock.

       Net income of $567.3 million in 1997, or $2.64 per diluted share, included: (i) net investment gains (net of related costs, amortization and taxes) of $44.1 million, or 21 cents per diluted share; (ii) an extraordinary charge of $6.9 million, or 3 cents per share, related to early retirement of debt; (iii) a charge of 7 cents per share related to the induced conversion of preferred stock (treated as a preferred stock dividend); and (iv) nonrecurring charges totaling $44.8 million, or 21 cents per share. Nonrecurring charges include: (i) $40.5 million related to our Medicare supplement business in Massachusetts; and (ii) $4.3 million related to the death of an executive officer. Regulators in Massachusetts have not allowed premium increases for Medicare supplement products necessary to avoid losses on the business. We are currently seeking rate increases. We are no longer writing new Medicare supplement business in Massachusetts. We have written off the cost of policies purchased and produced and accrued additional claim reserves related to our in-force Massachusetts Medicare supplement business due to the estimated premium deficiencies.

       Net income of $252.4 million in 1996, or $1.82 per diluted share, included: (i) net investment gains (net of related costs, amortization and taxes) of $11.2 million, or 8 cents per diluted share; and (ii) an extraordinary charge of $26.5 million, or 19 cents per share, related to early retirement of debt. Net income of $220.4 million in 1995, or $2.12 per diluted share, included: (i) net investment gains (net of related costs, amortization and taxes) of $16.3 million, or 16 cents per share; (ii) restructuring income of $74.9 million, or 72 cents per share, arising from the release of deferred income taxes previously accrued on income related to CCP and BLH (such deferred tax was no longer required when Conseco's ownership of these companies exceeded 80 percent); and (iii) an extraordinary charge of $2.1 million, or 2 cents per share, related to early retirement of debt.

       Total revenues include net investment gains of $266.5 million in 1997, $60.8 million in 1996 and $204.1 million in 1995. Excluding net investment gains, total revenues were $5.3 billion in 1997, up 76 percent from $3.0 billion in 1996. Total revenues in 1997 include a full year of activity for acquisitions completed in 1996 and the revenues of CAF, PFS, Colonial Penn and WNIC in the periods subsequent to their acquisitions. Total revenues in 1996 include LPG revenues after July 1, 1996. Total revenues, excluding net investment gains, were up 13 percent in 1996 from $2.7 billion in 1995.

       Results of operations by segment for the three years ended December 31, 1997:

       The following tables and narratives summarize the results of our operations by business segment. All amounts reported in these summaries relate solely to periods after the companies were included in our consolidated financial statements.

                                                                                  1997             1996              1995
                                                                                  ----             ----              ----
                                                                                           (Dollars in millions)
Income  before  income  taxes,   minority  interest  and  extraordinary  charge:
   Supplemental health:
     Operating income...........................................................$   408.0         $  136.6         $   96.0
     Net investment gains, net of related costs.................................     26.3               .1              1.1
     Nonrecurring charges.......................................................    (62.4)              -                -
                                                                                ---------         ---------        --------

         Income before income taxes, minority interest and extraordinary charge     371.9            136.7             97.1
                                                                                ---------         --------         --------

   Annuities:
     Operating income ..........................................................    305.1            255.0            244.1
     Net investment gains (losses), net of related costs and amortization ......     53.2              (.7)            72.0
                                                                                ---------         --------         --------

         Income before income taxes, minority interest and extraordinary charge     358.3            254.3            316.1
                                                                                ---------         --------         --------

   Life insurance:
     Operating income...........................................................    304.7            126.8             74.8
     Net investment gains (losses), net of related costs and amortization.......      2.4             (2.0)            (4.6)
                                                                                ---------         --------         ---------

         Income before income taxes, minority interest and extraordinary charge     307.1            124.8             70.2
                                                                                ---------         --------         --------

   Individual and group major medical:
     Operating income...........................................................     40.2             32.1             35.1
     Net investment gains, net of related costs.................................       .1               -                .1
                                                                                ---------         --------         --------

         Income before income taxes, minority interest and extraordinary charge      40.3             32.1             35.2
                                                                                ---------         --------        ---------

   Other:
     Operating income...........................................................     58.3             30.7             31.5
     Net investment gains (losses), net of related costs........................      3.3             27.4             (6.3)
                                                                                ---------         --------         --------

         Income before income taxes, minority interest and extraordinary charge      61.6             58.1             25.2
                                                                                ---------         --------         --------

   Corporate:
     Interest and other corporate expenses......................................   (126.8)          (112.4)          (140.5)
     Nonrecurring charges.......................................................     (9.3)              -                -
     Net investment gains, net of related costs.................................       -                -              15.2
                                                                                ---------         --------         --------

         Net corporate expenses.................................................   (136.1)          (112.4)          (125.3)
                                                                                ---------         --------         --------

   Consolidated:
     Operating income...........................................................    989.5            468.8            341.0
     Net investment gains, net of related costs and amortization ...............     85.3             24.8             77.5
     Nonrecurring charges.......................................................    (71.7)              -                -
                                                                                ---------         --------         --------

         Income before income taxes, minority interest and extraordinary charge   1,003.1            493.6            418.5

Income tax expense..............................................................    376.6            179.8             87.0
                                                                                ---------         --------         --------

         Income before minority interest and extraordinary charge...............    626.5            313.8            331.5

Minority interest in consolidated subsidiaries:
   Distributions on Company-obligated mandatorily redeemable preferred
     securities of subsidiary trusts............................................     49.0              3.6               -
   Dividends on preferred stock of subsidiaries.................................      3.3              8.9             11.9
   Equity in earnings of subsidiaries...........................................       -              22.4             97.1
                                                                                ---------         --------         --------

         Income before extraordinary charge....................................     574.2            278.9            222.5

Extraordinary charge on extinguishment of debt, net of taxes and
   minority interest............................................................      6.9             26.5              2.1
                                                                                ---------         --------         --------

         Net income.............................................................$   567.3         $  252.4         $  220.4
                                                                                =========         ========         ========

                                       21

Supplemental health:

                                                                         1997              1996             1995
                                                                         ----              ----             ----
                                                                                   (Dollars in millions)
Premiums collected:
   Medicare supplement (first-year).............................     $   101.9           $  72.5          $  81.1
   Medicare supplement (renewal)................................         694.5             545.4            515.6
                                                                     ---------           -------          -------

       Subtotal - Medicare supplement...........................         796.4             617.9            596.7
                                                                     ---------           -------          -------

   Long-term care (first-year)..................................         143.4              51.6             44.4
   Long-term care (renewal).....................................         520.5             141.3             97.7
                                                                     ---------           -------          -------

       Subtotal - long-term care................................         663.9             192.9            142.1
                                                                     ---------           -------          -------

   Specified-disease (first-year)...............................          44.7                -                -
   Specified-disease (renewal)..................................         338.7                -                -
                                                                     ---------           -------         --------

       Subtotal - specified-disease.............................         383.4                -                -
                                                                     ---------           -------          -------

       Total supplemental health premiums collected.............      $1,843.7           $ 810.8           $738.8
                                                                      ========           =======           ======

Insurance policy income.........................................      $1,858.1           $ 805.9           $756.9
Net investment income...........................................         273.8              66.6             66.9
                                                                      --------           -------          -------

     Total revenues (a).........................................       2,131.9             872.5            823.8
                                                                     ---------           -------          -------

Insurance policy benefits and change in future policy benefits..       1,217.5             531.8            525.6
Amortization related to operations..............................         232.1              87.8             81.6
Interest expense on investment borrowings.......................           6.3               1.1              1.4
Other operating costs and expenses..............................         268.0             115.2            119.2
                                                                     ---------           -------          -------

     Total benefits and expenses................................       1,723.9             735.9            727.8
                                                                     ---------           -------          -------

     Operating income before income taxes,
       minority interest and extraordinary
       charge...................................................         408.0             136.6             96.0

Net investment gains, net of related costs......................          26.3                .1              1.1
Nonrecurring charges............................................         (62.4)               -                -
                                                                     ---------           -------          -------
       Income before income taxes, minority
         interest and extraordinary charge......................     $   371.9            $136.7            $97.1
                                                                     =========            ======            =====

Loss ratios:
   Medicare supplement products.................................          69.1%             68.2%            71.7%
   Long-term care products......................................          63.6              58.7             60.5
   Specified-disease products...................................          61.6                -                -

(a)    Revenues exclude net investment gains.

       General: This segment includes Medicare supplement and long-term care insurance products, primarily sold to senior citizens, and effective January 1, 1997 (as a result of the acquisitions of CAF and THI), specified-disease products. Through December 31, 1996, the supplemental health operations consist solely of Bankers Life's Medicare supplement and long-term care products, distributed through a career agency force. The segment's 1997 results of operations are significantly affected by recent acquisitions (ATC, THI and CAF, effective January 1, 1997; PFS, effective April 1, 1997; and Colonial Penn, effective September 30, 1997). The supplemental health products of THI, CAF, ATC, PFS and Colonial Penn are all distributed through professional independent producers. The profitability of this segment largely depends on the overall level of sales, persistency of in-force business, claim experience and expense management.

       Premiums collected by this segment in 1997 were $1,843.7 million, up 127 percent from 1996. Premiums collected in 1996 increased to $810.8 million, up
9.7 percent.

       Medicare supplement policies accounted for 43 percent of this segment's collected premiums in 1997, compared with more than 75 percent of this segment's collected premiums in 1996 and 1995. The change in the mix of premiums collected reflects the more diverse supplemental health lines sold by Conseco as a result of the recent acquisitions. Collected premiums on Medicare supplement policies increased 29 percent in 1997, to $796.4 million, and increased 3.6 percent in 1996, to $617.9 million. Such increases primarily reflect the recent acquisitions and a larger base of premiums due to rate increases. The sales of Medicare supplement policies have been affected by: (i) steps taken to improve profitability by increasing premium rates and changing both the commission structure and the underwriting criteria for these policies; and (ii) increased competition from alternative providers, including HMOs.

       Premiums collected on long-term care policies increased 244 percent in 1997, to $663.9 million, and 36 percent in 1996, to $192.9 million. First-year collected premiums in 1997, 1996 and 1995 were $143.4 million, $51.6 million and $44.4 million, respectively. The increase in long-term care premiums collected primarily reflects the acquisition of recently acquired companies.

       Premiums collected on specified-disease policies were $383.4 million in 1997, substantially all of which were collected by recently acquired companies.

       Insurance policy income comprises premiums earned on the segment's policies and has increased over the last three years consistent with the explanations provided above for premiums collected.

       Net investment income increased 311 percent in 1997, to $273.8 million, and did not change materially in 1996 compared with 1995. Such investment income fluctuates when changes occur in: (i) the amount of average invested assets supporting insurance liabilities; and (ii) the yield earned on invested assets. During 1997, the segment's average invested assets increased approximately 278 percent, to $3.4 billion, and the net yield on invested assets increased to 8.0 percent from 7.6 percent. During 1996, the segment's average invested assets increased approximately 5.0 percent, to $.9 billion, and the net yield on invested assets decreased from 8.0 percent to 7.6 percent. Invested assets grew as a result of the growth in insurance liabilities related to the segment's business.

       Insurance policy benefits and change in future policy benefits increased in 1997, reflecting recent acquisitions, the larger amount of business in force on which benefits are incurred, and a higher incidence of claims. This account increased in 1996 as a result of the larger amount of business in force on which benefits are incurred, net of the lower incidence of claims. In 1997, the ratio of policy benefits to insurance policy income for the Medicare supplement policies increased to 69.1 percent from 68.2 percent, reflecting the different characteristics of such policies in recently acquired companies as well as fluctuations in claim experience. In 1996, the ratio of policy benefits to insurance policy income for Medicare supplement policies fell 3.5 percentage points to 68.2 percent, reflecting the premium rate increases implemented in 1996 and 1995.

       Changes in the ratio of policy benefits to insurance policy income for long-term care policies reflect different characteristics of such policies in recently acquired companies as well as fluctuations in claim experience and reserve development. In 1997, the long-term care loss ratio increased by 4.9 percentage points, to 63.6 percent. In 1996, the long-term care loss ratio fell by 1.8 percentage points, to 58.7 percent.

       The  ratio  of  policy   benefits   to   insurance   policy   income  for
specified-disease policies was 61.6 percent in 1997. Such products were not sold by Conseco prior to the acquisitions of THI and CAF.

       Amortization related to operations includes amortization of: (i) the cost of policies produced; (ii) the cost of policies purchased; and (iii) goodwill related to this segment's business. The amount of amortization increased primarily because of the increase in balances subject to amortization as a result of recent acquisitions.

       Interest expense on investment borrowings was affected by changes in investment borrowing activities during the last three years and the changes in interest rates paid on such borrowings.

       Other operating costs and expenses increased in 1997 from the increased business of recently acquired companies. Such expenses did not change materially in 1996 compared with 1995.

       Net investment gains, net of related costs, often fluctuate from period to period.

       Nonrecurring charges for 1997 represent an increase to claim reserves of $41.5 million and the write-off of cost of policies produced and cost of policies purchased of $20.9 million related to Medicare supplement business in the state of Massachusetts. Regulators in that state have not allowed premium increases for Medicare supplement products necessary to avoid losses on the business. We are currently seeking rate increases. We are no longer writing new Medicare supplement business in Massachusetts.


Annuities:
                                                                        1997               1996             1995
                                                                        ----               ----             ----

                                                                                   (Dollars in millions)
Annuity premiums collected:
   Traditional fixed (first-year)................................   $   857.8            $1,148.6         $1,536.4
   Traditional fixed (renewal)...................................        79.4                92.7             62.8
                                                                    ---------            --------         --------

       Subtotal - traditional fixed..............................       937.2             1,241.3          1,599.2
                                                                    ---------            --------         --------

   Market value - adjusted (first-year)..........................       165.7               237.2             27.7
   Market value - adjusted (renewal).............................        13.8                20.5              3.1
                                                                    ---------            --------         --------

       Subtotal - market value - adjusted........................       179.5               257.7             30.8
                                                                    ---------            --------         --------

   Equity-indexed (all first-year)...............................       387.7                80.4               -
                                                                    ---------            --------         --------

   Variable annuities (first-year)...............................       127.4                37.9             17.2
   Variable annuities (renewal)..................................        57.8                53.0             46.7
                                                                    ---------            --------         --------

       Subtotal - variable annuities.............................       185.2                90.9             63.9
                                                                    ---------            --------         --------

       Total annuity premiums collected..........................    $1,689.6            $1,670.3         $1,693.9
                                                                     ========            ========         ========

Insurance policy income..........................................   $    96.8            $   77.6         $   68.4
Net investment income:
   General account invested assets...............................       960.9               891.2            851.5
   Change in fair value of S&P 500 Call Options..................        39.4                  -                -
   Separate account assets.......................................        70.3                48.4             28.8
                                                                    ---------            --------         --------

         Total revenues (a)......................................     1,167.4             1,017.2            948.7
                                                                    ---------            --------         --------

Insurance policy benefits and change in future policy benefits...        74.1                67.3             61.8
Amounts added to policyholder account balances:
   Annuity products other than those listed below................       542.2               523.2            505.0
   Equity-indexed products based on S&P 500 Index................        39.3                  -                -
   Variable annuity products.....................................        70.3                48.4             28.8
Amortization related to operations...............................        84.8                76.9             64.9
Interest expense on investment borrowings........................        23.2                14.3             16.9
Other operating costs and expenses...............................        28.4                32.1             27.2
                                                                    ---------            --------         --------

         Total benefits and expenses (a).........................       862.3               762.2            704.6
                                                                    ---------            --------         --------

         Operating income before income taxes, minority
           interest and extraordinary charge.....................       305.1               255.0            244.1

Net investment gains (losses), net of related costs and
   amortization..................................................        53.2                 (.7)            72.0
                                                                    ---------            --------         --------

         Income before income taxes, minority interest
           and extraordinary charge..............................   $   358.3           $   254.3        $  316.1
                                                                    =========           =========        ========

Weighted average gross interest spread on annuity products (b)...         2.8%                2.9%            3.1%
                                                                          ===                 ===             ===

Total traditional fixed and market value-adjusted annuity
   product insurance liabilities at end of period................   $13,007.4           $11,998.6       $10,169.1
                                                                    =========           =========       =========

Total annuity product insurance liabilities at end of period.....   $14,150.8           $12,421.8       $10,396.1
                                                                    =========           =========       =========

(a) Revenues exclude net investment gains (losses); benefits and expenses exclude amortization related to net investment gains (losses).

(b) Excludes variable annuity products where the credited amount is based on investment income from segregated investments.


       General: This segment includes traditional fixed rate annuity products (SPDAs, FPDAs and SPIAs), market value-adjusted annuity products, equity-indexed annuity products and variable annuities sold through both career agents and professional independent producers. The profitability of this segment largely depends on the investment spread earned (i.e., the excess of investment earnings over interest credited on annuity deposits), the persistency of in-force business, and expense management. In addition, comparability between periods is affected by: (i) the LPG Merger, effective July 1, 1996; and (ii) the ALH Stock Purchase, effective September 30, 1996.

       Premiums collected by this segment in 1997 were $1,689.6 million, up 1.2 percent over 1996. Premiums collected in 1996 were $1,670.3 million, down 1.4 percent from 1995. Increased competition from products such as mutual funds, traditional bank investments, variable annuities and other investment and retirement funding alternatives was a significant factor in the modest increase in annuity premiums collected, despite the full-year impact of the former LPG subsidiaries.

       Traditional fixed rate annuity products include SPDAs, FPDAs and SPIAs, which are credited with a guaranteed rate. SPDA and FPDA policies (which make up 78 percent, 84 percent and 90 percent of traditional fixed rate annuity premiums collected in 1997, 1996 and 1995, respectively) typically have an interest rate that is guaranteed for the first policy year, after which we have the discretionary ability to change the crediting rate to any rate not below a guaranteed minimum rate. The interest rate credited on SPIAs is based on market conditions existing when a policy is issued and remains unchanged over the life of the SPIA. The demand for traditional fixed rate annuity contracts has decreased in recent years, as relatively low interest rates have made other investment products more attractive. Annuity premiums on these products decreased 24 percent in 1997, to $937.2 million, and decreased 22 percent in 1996, to $1,241.3 million.

       We offer deferred annuity products with a "market value adjustment" feature designed to provide additional protection from early terminations during a period of rising interest rates by reducing the surrender value payable upon a full surrender of the policy in excess of the allowable penalty-free withdrawal amount. Conversely, during a period of declining interest rates, the market value adjustment feature would increase the surrender value payable to the policyholder. Annuity premiums collected with this feature represent 11 percent and 16 percent of total annuity premiums collected during 1997 and 1996, respectively.

       In response to consumers' desire for alternative investment products with returns linked to equities, we introduced an equity- indexed annuity product in June 1996. The accumulation value of these annuities is credited with interest at an annual minimum guaranteed rate of 3 percent, but the annuities provide for higher returns based on a percentage of the change in the S&P 500 Index during each year of their term. We purchase S&P 500 Call Options in an effort to hedge potential increases to policyholder benefits resulting from increases in the S&P 500 Index to which the product's return is linked. Total collected premiums for this product were $387.7 million in 1997 compared with $80.4 million in 1996.

       Variable annuities offer contract holders a rate of return based on the specific investment portfolios into which premiums may be directed. The popularity of such annuities has increased recently as a result of the desire of investors to invest in common stocks. In addition, in 1996, we began to offer more investment options for variable annuity deposits, and we expanded our marketing efforts, which resulted in increased collected premiums. Profits on variable annuities are derived from the fees charged to contract holders rather than from the investment spread. Variable annuity collected premiums increased 104 percent in 1997, to $185.2 million, and increased 42 percent in 1996, to $90.9 million.

       Insurance policy income includes: (i) premiums received on SPIA policies that incorporate significant mortality features; (ii) cost of insurance and expenses charged to annuity policies; and (iii) surrender charges earned on annuity policy withdrawals. In accordance with GAAP, premiums on annuity contracts without mortality features are not reported as revenues, but rather are reported as deposits to insurance liabilities. Insurance policy income increased in 1997 and 1996 primarily because of increased surrender charges collected (changes in premiums received on policies with mortality features and cost of insurance and expenses charged to annuity policies were not significant). Surrender charges were $64.0 million in 1997, $41.2 million in 1996 and $28.6 million in 1995. Annuity policy withdrawals were $1.8 billion in 1997, compared with $1.7 billion in 1996 and $1.5 billion in 1995. The increase in policy withdrawals and surrender charges generally corresponds to the aging and the growth of our annuity business in force. In addition, policyholders are using the systematic withdrawal features available in several of our annuity policies, and more policyholders are surrendering in order to invest in alternative investments. Total withdrawals and surrenders were 15 percent, 16 percent and 16 percent of insurance liabilities related to surrenderable policies in 1997, 1996 and 1995, respectively.

       Net investment income on general account invested assets (excluding income on separate account assets related to variable annuities and the change in the fair value of S&P 500 Call Options related to equity-indexed products) increased 7.8 percent in 1997, to $960.9 million, and increased 4.7 percent in 1996, to $891.2 million. These increases primarily reflect the increase in general account invested assets acquired in conjunction with the recent acquisitions. The segment's average invested assets increased 11 percent to $12.8 billion in 1997, compared with 1996, and the annualized yield earned on average invested assets decreased from 7.9 percent to 7.5 percent in 1997. The segment's average invested assets increased 10 percent to $11.2 billion in 1996, and the annualized yield earned on average invested assets decreased from 8.4 percent to 7.9 percent in 1996. Cash flows received during 1997 and 1996 (including cash flows from the sales of investments) were invested in lower yielding securities due to a general decline in interest rates.

       Net investment income from the change in fair value of S&P 500 Call Options is substantially offset by a corresponding charge to amounts added to policyholder account balances for equity-indexed products. Such income and related charge fluctuate based on the performance of the S&P 500 Index to which the returns on such products are linked.

       Net investment income on separate account assets is offset by a corresponding charge to amounts added to policyholder account balances for variable annuity products. Such income and related charge fluctuate in relationship to total separate account assets and the return earned on such assets.

       Insurance policy benefits and change in future policy benefits relate solely to annuity policies that incorporate significant mortality features. The increase corresponds to the increase in the in-force block of such policies.

       Amounts added to policyholder account balances for interest expense on annuity products increased 3.6 percent in 1997 and 3.6 percent in 1996, primarily due to a larger block of annuity business in force in 1997, partially offset by a reduction in crediting rates. The weighted average crediting rates for these annuity liabilities were 4.8 percent in 1997, 5.0 percent in 1996 and
5.3 percent in 1995.

       Amortization related to operations increased 10 percent in 1997 and 18 percent in 1996. Amortization related to operations includes amortization of:
(i) the cost of  policies  produced;  (ii) the cost of policies  purchased;  and
(iii) goodwill related to this segment's business. The amount of amortization increased primarily because of the increase in balances subject to amortization as a result of recent acquisitions.

       Interest expense on investment borrowings is affected by changes in investment borrowing activities during the last three years and the changes in interest rates paid on such borrowings.

       Other operating costs and expenses decreased 12 percent in 1997 and increased 18 percent in 1996. Other operating costs and expenses were favorably affected in 1997 by the consolidation of all annuity operations in Conseco's Carmel, Indiana facilities. The increase in 1996 corresponds to the increases in the total business in force primarily related to acquisition transactions described above under "General."

       Net investment gains (losses), net of related costs and amortization, often fluctuate from period to period. Selling securities at a gain and reinvesting the proceeds at lower yields may, absent other management action, tend to decrease future investment yields. We believe, however, that the following factors mitigate the adverse effect of such decreases on net income:
(i) we recognized additional amortization of cost of policies purchased and cost of policies produced in order to reflect reduced future yields (thereby reducing such amortization in future periods); (ii) we can reduce interest rates credited to some products, thereby diminishing the effect of the yield decrease on the investment spread; and (iii) the investment portfolio grows as a result of reinvesting the realized gains. As a result of the sales of fixed maturity investments, the amortization of the cost of policies produced and the cost of policies purchased increased $132.0 million in 1997, $31.6 million in 1996 and $117.3 million in 1995.

Life insurance:

                                                                         1997              1996             1995
                                                                         ----              ----             ----
                                                                                   (Dollars in millions)
Premiums collected:
   Universal life (first-year).......................................$     96.6          $  62.2         $    15.7
   Universal life (renewal)..........................................     354.3            208.9              97.4
                                                                     ----------          -------         ---------

       Subtotal - universal life.....................................     450.9            271.1             113.1
                                                                     ----------          -------         ---------

   Traditional life (first-year).....................................      49.0             17.0              16.1
   Traditional life (renewal)........................................     209.1            115.5             124.4
                                                                     ----------          -------         ---------

       Subtotal - traditional life...................................     258.1            132.5             140.5
                                                                     ----------          -------         ---------

           Total life premiums collected.............................$    709.0          $ 403.6         $   253.6
                                                                     ==========          =======         =========
Insurance policy income:
   Premiums earned on traditional life products......................$    258.6          $ 141.1         $   143.5
   Mortality charges and administrative fees.........................     357.8            211.2              73.8
   Surrender charges.................................................      14.1              8.2               5.1
                                                                     ----------          -------         ---------

     Total insurance policy income...................................     630.5            360.5             222.4

Net investment income................................................     448.2            279.7             176.9
                                                                     ----------          -------         ---------

           Total revenues (a)........................................   1,078.7            640.2             399.3
                                                                     ----------          -------         ---------

Insurance policy benefits and change in future policy benefits.......     456.9            270.5             182.5
Interest added to financial product policyholder account balances....     154.9             97.0              51.6
Amortization related to operations...................................      61.3             48.1              33.4
Interest expense on investment borrowings............................      11.6              6.3               3.5
Other operating costs and expenses...................................      89.3             91.5              53.5
                                                                     ----------          -------         ---------

           Total benefits and expenses (a)...........................     774.0            513.4             324.5
                                                                     ----------          -------         ---------

           Operating income before income taxes,
              minority interest and extraordinary
              charge.................................................     304.7            126.8              74.8

Net investment gains (losses), net of related costs
   and amortization..................................................       2.4             (2.0)             (4.6)
                                                                     ----------          -------         ---------
           Income before income taxes, minority
              interest and extraordinary charge......................$    307.1          $ 124.8         $    70.2
                                                                     ==========          =======         =========

Total life product insurance liabilities.............................$  7,075.0         $4,992.7         $ 2,102.2
                                                                     ==========         ========         =========

Life insurance in force..............................................$104,144.5        $80,149.5         $33,783.2
                                                                     ==========        =========         =========

(a) Revenues exclude net investment gains (losses); benefits and expenses exclude amortization related to net investment gains (losses).

       General: This segment includes traditional life and universal life products sold through career agents, professional independent producers and direct response distribution channels. This segment's operations were significantly affected by recent acquisitions (LPG effective July 1, 1996; PFS effective April 1, 1997; Colonial Penn effective September 30, 1997; and WNIC effective December 1, 1997). The profitability of this segment largely depends on the investment spread earned (for universal life), the persistency of in-force business, claim experience and expense management.

       Premiums collected by this segment were up 76 percent in 1997, to $709.0 million. Premiums collected in 1996 were up 59 percent in 1996, to $403.6 million. Such increases relate primarily to premiums collected by recently acquired companies in periods after their acquisition.

       Universal life product collected premiums increased 66 percent in 1997, to $450.9 million, and increased 140 percent in 1996, to $271.1 million.

       Traditional life product collected premiums increased 95 percent in 1997, to $258.1 million, and decreased 5.7 percent in 1996, to $132.5 million.

       Insurance policy income includes: (i) premiums received on traditional life products; (ii) the mortality charges and administrative fees earned on universal life insurance; and (iii) surrender charges on terminated universal life insurance policies. In accordance with GAAP, premiums on universal life products are accounted for as deposits to insurance liabilities. Revenues are earned over time in the form of investment income on policyholder account balances, surrender charges, and mortality and other charges deducted from policyholders' account balances.

       All three components of insurance policy income have increased over the last three years primarily as a result of the acquisition transactions described above under "General."

       Net investment income increased 60 percent in 1997, to $448.2 million, and 58 percent in 1996, to $279.7 million. Investment income fluctuates with changes in: (i) the amount of average invested assets supporting insurance liabilities; and (ii) the yield earned on invested assets. During 1997, the segment's average invested assets increased 71 percent, to $6.0 billion, and the net yield on invested assets decreased from 7.9 percent to 7.5 percent. During 1996, the segment's average invested assets increased 66 percent, to $3.5 billion, and the net yield on invested assets decreased from 8.4 percent to 7.9 percent. Invested assets grew primarily as a result of the growth in insurance liabilities from the acquisition transactions described above under "General."

       Insurance policy benefits and change in future policy benefits increased in 1997 and 1996, reflecting the larger amount of business in force on which benefits are incurred as a result of the acquisition transactions described above under "General." There were no unusual fluctuations in claim experience during the periods.

       Interest added to financial product policyholder account balances increased 60 percent in 1997, to $154.9 million, and 88 percent in 1996, to $97.0 million. Such expense fluctuates with changes in: (i) the amount of insurance liabilities for universal life products; and (ii) the interest rate credited to such products. During 1997, such average liabilities increased 66 percent, to $3.3 billion, and the rate credited decreased from 5.0 percent to
4.8 percent. During 1996, such average liabilities increased 98 percent, to $2.0 billion, and the rate credited decreased from 5.2 percent to 5.0 percent. Universal life product liabilities increased primarily as a result of the acquisition transactions described above under "General."

       Amortization related to operations increased 27 percent in 1997, to $61.3 million, and 44 percent in 1996, to $48.1 million. Amortization related to operations includes amortization of: (i) the cost of policies produced; (ii) the cost of policies purchased; and (iii) goodwill related to this segment's business. The amount of amortization was primarily affected by the increases in balances subject to amortization as a result of the recent acquisitions, net of the effect of reductions in the balances of the cost of policies purchased and cost of policies produced resulting from net investment gains recognized during 1997 and 1996 (see "Net investment gains (losses)" below).

       Interest expense on investment borrowings is affected by changes in investment borrowing activities during the last three years and the changes in interest rates paid on such borrowings.

       Other operating costs and expenses decreased 2.4 percent in 1997, to $89.3 million, and increased 71 percent in 1996, to $91.5 million. The fluctuations correspond to the increases in this segment's business as a result of recent acquisitions, offset in 1997 by expense reductions realized as a result of the consolidation of certain operations.

       Net investment gains (losses), net of related costs and amortization, often fluctuate from period to period. Net investment gains (losses) affect the timing of the amortization of costs of policies purchased and the cost of policies produced. As a result of net investment gains (losses) from the sales of fixed maturity investments, amortization of cost of policies purchased and cost of policies produced increased $49.2 million in 1997, $4.4 million in 1996 and $9.3 million in 1995.

Individual and group major medical:

                                                                           1997               1996            1995
                                                                           ----               ----            ----
                                                                                      (Dollars in millions)


Premiums collected:
   Individual (first-year)...............................................$  70.3            $    6.0        $    8.4
   Individual (renewal)..................................................  147.4                44.9            56.1
                                                                         -------            --------        --------

       Subtotal - individual.............................................  217.7                50.9            64.5
                                                                         -------            --------        --------

   Group (first-year)....................................................   63.6                  -               -
   Group (renewal).......................................................  462.9               290.1           289.1
                                                                         -------            --------        --------

       Subtotal - group..................................................  526.5               290.1           289.1
                                                                         -------            --------        --------

       Total individual and group major medical premiums collected.......$ 744.2            $  341.0        $  353.6
                                                                         =======            ========        ========

Insurance policy income..................................................$ 758.1            $  357.0        $  352.0
Net investment income....................................................   17.3                 8.8             9.5
                                                                         -------            --------        --------

       Total revenues (a)................................................  775.4               365.8           361.5
                                                                         -------            --------        --------

Insurance policy benefits and changes in future policy benefits..........  579.5               300.3           300.8
Amortization related to operations.......................................   21.2                16.0            13.6
Interest expense on investment borrowings................................     .6                  .1              .2
Other operating costs and expenses.......................................  133.9                17.3            11.8
                                                                         -------            --------        --------

       Total benefits and expenses.......................................  735.2               333.7           326.4
                                                                         -------            --------        --------

       Operating income before income taxes, minority interest and
         extraordinary charge............................................   40.2                32.1            35.1

Net investment gains, net of related costs...............................     .1                  -               .1
                                                                         -------            --------        --------

       Income before income taxes, minority interest and extraordinary
         charge..........................................................$  40.3            $   32.1        $   35.2
                                                                         =======            ========        ========

Benefit ratio ...........................................................   78.0%               85.7%           85.4%

(a)  Revenues exclude net investment gains.

       General: This segment includes individual and group major medical health insurance products. The segment's operations were significantly affected by the PFS Merger, effective April 1, 1997, and to a lesser extent, by the LPG Merger, effective July 1, 1996. The profitability of this business depends largely on the overall persistency of the business in force, as well as claim experience and expense management.

       Premiums collected by this segment increased 118 percent in 1997, to $744.2 million, and decreased 3.6 percent in 1996, to $341.0 million. Individual health premiums increased 328 percent in 1997, to $217.7 million, and decreased 21 percent in 1996, to $50.9 million. Group premiums increased 81 percent in 1997, to $526.5 million, and did not change materially between 1995 and 1996. The recently acquired companies accounted for all of the 1997 increases.

       Insurance policy income comprises premiums earned on the segment's policies and fee income earned for group medical risk management services.
Fluctuations in premiums earned have been consistent with the fluctuations in premiums collected described above. Fee income (which is earned by a subsidiary acquired in the LPG Merger) was $15.0 million in 1997 and $7.0 million in 1996.

       Net investment income increased 97 percent in 1997, to $17.3 million, and decreased 7.4 percent in 1996, to $8.8 million. Investment income fluctuates when changes occur in: (i) the amount of average invested assets supporting insurance liabilities; and (ii) the yield earned on invested assets. During 1997, the segment's average invested assets increased approximately 111 percent, to $244.0 million, and the net yield on invested assets decreased from 7.6 percent to 7.1 percent. During 1996, the segment's average invested assets did not change significantly and the net yield on invested assets decreased from 7.9 percent to 7.6 percent. Average invested assets increased in 1997 as a result of the PFS Merger.

       Insurance policy benefits and change in future policy benefits increased in 1997, primarily as a result of the larger amount of segment business in force. In 1997, the ratio of policy benefits to insurance policy income decreased 7.7 percentage points, to 78.0 percent. In 1996, the ratio of policy benefits to insurance policy income increased from 85.4 percent to 85.7 percent. The lower benefit ratio in 1997 reflects: (i) the lower incidence of claims experienced on business written by the acquired companies compared with the business of other Conseco subsidiaries; and (ii) favorable claim developments.

       Amortization related to operations includes amortization of: (i) the cost of policies produced; (ii) the cost of policies purchased; and (iii) goodwill related to this segment's business. Amortization expense increased 33 percent in 1997, to $21.2 million, and 18 percent in 1996, to $16.0 million. The amount of amortization was primarily affected by the increase in balances subject to amortization as a result of the recent acquisitions.

       Interest expense on investment borrowings is affected by changes in investment borrowing activities during the last three years and the changes in interest rates paid on such borrowings.

       Other operating costs and expenses increased 674 percent in 1997, to $133.9 million, and 47 percent in 1996, to $17.3 million. Such increases correspond to the increases in the total business in force related primarily to the recently acquired companies.

       Net investment gains, net of related costs, realized by this segment were not material in 1997, 1996 or 1995.

Other:

                                                                           1997               1996            1995
                                                                           ----               ----            ----
                                                                                      (Dollars in millions)
Premiums collected:
   Other (first-year)................................................   $    3.9           $    2.2        $     2.6
   Other (renewal)...................................................       65.3               52.3             64.0
                                                                        --------           --------        ---------

       Total other premiums collected................................   $   69.2           $   54.5        $    66.6
                                                                        ========           ========        =========

Insurance policy income..............................................   $   67.3           $   53.2        $    65.3
Net investment income................................................       15.4                7.8              9.0
Fee revenue and other income.........................................       65.8               49.8             43.6
                                                                        --------           --------        ---------

       Total revenues (a)............................................      148.5              110.8            117.9
                                                                        --------           --------        ---------

Insurance policy benefits and changes in future policy benefits......       40.3               25.1             36.8
Amortization related to operations...................................        9.4               11.2             10.1
Interest expense on investment borrowings............................         .3                 .2               .2
Other operating costs and expenses...................................       40.2               43.6             39.3
                                                                        --------           --------        ---------

       Total benefits and expenses ..................................       90.2               80.1             86.4
                                                                        --------           --------        ---------
       Operating income before income taxes,
         minority interest and extraordinary
         charge......................................................       58.3               30.7             31.5

Net investment gains (losses), net of related costs and amortization.        3.3               27.4             (6.3)
                                                                        --------           --------         --------
       Income before income taxes, minority
         interest and extraordinary charge...........................   $   61.6           $   58.1        $    25.2
                                                                        ========           ========        =========

(a)    Revenues exclude net investment gains (losses).

       General: This segment includes: (i) various other health insurance products that are not currently being actively marketed; and (ii) beginning December 1, 1997, the specialty health insurance products of WNIC marketed to educators through career agents. The segment's operations were significantly affected by recent acquisitions (THI, effective January 1, 1997, and WNIC, effective December 1, 1997). The profitability of this business depends largely on the overall persistency of the business in force, claim experience and expense management.

       This segment also includes the fee revenue generated by our non-life subsidiaries, including the investment advisory fees earned by CCM and commissions earned for insurance and investment product marketing and distribution. Such amounts exclude the fees and commissions we charge to our consolidated subsidiaries. The profitability of the fee-based business depends on the total fees generated and on expense management.

       Premiums collected by this segment increased 27 percent in 1997, to $69.2 million, and decreased 18 percent in 1996, to $54.5 million. The increase in premiums collected in 1997 primarily relates to recent acquisitions.

       We do not emphasize the sale of many of the products in this segment, andcollected premiums are expected to decrease in future years. However, the in-force business continues to be profitable.

       Insurance policy income comprises premiums earned on the segment's policies, and has fluctuated over the last three years consistent with the explanations provided above for premiums collected.

       Net investment income increased 97 percent in 1997, to $15.4 million, and decreased 13 percent in 1996, to $7.8 million. Such investment income fluctuated primarily in relationship to the amount of average invested assets supporting this segment's insurance liabilities. During 1997, the segment's average invested assets increased 96 percent, to $199.5 million, and the net yield on invested assets did not change materially. During 1996, the segment's average invested assets decreased approximately 8.6 percent, to $101.6 million, and the net yield on invested assets decreased from 8.1 percent to 7.7 percent.

       Fee revenue and other income includes: (i) fees for investment management and for mortgage origination and servicing; and (ii) commissions earned for insurance and investment product marketing and distribution. Such amounts exclude the fees and commissions we charge our consolidated subsidiaries. Fee revenue and other income increased 32 percent in 1997, to $65.8 million, primarily due to increased investment management fees. Fee revenue and other income increased 14 percent in 1996, to $49.8 million, primarily as a result of the acquisition of certain property and casualty insurance brokerage businesses.

       Insurance policy benefits and change in future policy benefits fluctuate in relationship to the amount of segment business in force and the incidence of claims.

       Amortization related to operations decreased 16 percent in 1997, to $9.4 million, and increased 11 percent in 1996, to $11.2 million. Amortization related to operations includes amortization of: (i) the cost of policies produced; (ii) the cost of policies purchased; and (iii) goodwill related to this segment's business. The decrease in amortization in 1997 is consistent with the declining balance of cost of policies purchased and cost of policies produced associated with the business included in this segment. The increase in 1996 was primarily due to the increases in such balances as a result of our purchase of additional shares of BLH common stock in 1995 and 1996. The acquisitions of THI and WNIC did not materially increase the balance of goodwill and cost of policies purchased of this segment (valuations of the acquired blocks indicated that such amounts were insignificant).

Other  components  of  income  before  income  taxes,   minority   interest  and
extraordinary charge:

       In addition to the income of the five operating segments, income before income taxes, minority interest and extraordinary charge is affected by interest and other corporate expenses, nonrecurring charges and net investment gains not attributable to the operating segments.

       Interest and other corporate expenses were $126.8 million in 1997, $112.4 million in 1996, and $140.5 million in 1995. Interest expense included therein was $109.4 million in 1997, $108.1 million in 1996, and $119.4 million in 1995. Such expense fluctuates in relationship to the average debt outstanding during each period and the interest rate thereon.

       Nonrecurring charges of $9.3 million in 1997 represent expenses incurred related to the death of an executive officer.

       Net investment gains, net of related costs, of $15.2 million in 1995 primarily arose from the gain realized on the sale of Conseco's investment in Eagle Credit (a finance subsidiary of Harley-Davidson).

       SALES

       In accordance with GAAP, insurance policy income shown in our consolidated statement of operations consists of premiums received for policies that have life contingencies or morbidity features. For annuity and universal life contracts without such features, premiums collected are not reported as revenues, but rather are reported as deposits to insurance liabilities. Revenues for these products are recognized over time in the form of investment income and surrender or other charges assessed to the policy.

       Total premiums collected by our business segments during the last three years were as follows:

                                                                                        1997          1996        1995
                                                                                        ----          ----        ----
                                                                                              (Dollars in millions)
Supplemental health:
   First-year.......................................................................  $   290.0    $   124.1    $   125.5
   Renewal..........................................................................    1,553.7        686.7        613.3
                                                                                      ---------    ---------    ---------

       Total supplemental health....................................................    1,843.7        810.8        738.8
                                                                                      ---------    ---------    ---------
Annuities:
   First-year ......................................................................    1,538.6      1,504.1      1,581.3
   Renewal..........................................................................      151.0        166.2        112.6
                                                                                      ---------    ---------    ---------

       Total annuities..............................................................    1,689.6      1,670.3      1,693.9
                                                                                      ---------    ---------    ---------

Life insurance:
   First-year.......................................................................      145.6         79.2         31.8
   Renewal..........................................................................      563.4        324.4        221.8
                                                                                      ---------    ---------    ---------

       Total life insurance.........................................................      709.0        403.6        253.6
                                                                                      ---------    ---------    ---------

Individual and group major medical:
   First-year.......................................................................      133.9          6.0          8.4
   Renewal..........................................................................      610.3        335.0        345.2
                                                                                      ---------    ---------    ---------

       Total individual and group major medical.....................................      744.2        341.0        353.6
                                                                                      ---------    ---------    ---------

Other:
   First-year.......................................................................        3.9          2.2          2.6
   Renewal..........................................................................       65.3         52.3         64.0
                                                                                      ---------    ---------    ---------

       Total other..................................................................       69.2         54.5         66.6
                                                                                      ---------    ---------    ---------

Total:
   First-year.......................................................................    2,112.0      1,715.6      1,749.6
   Renewal..........................................................................    2,943.7      1,564.6      1,356.9
                                                                                      ---------    ---------    ---------

      Total collected premiums......................................................  $ 5,055.7    $ 3,280.2    $ 3,106.5
                                                                                      =========    =========    =========


       Fluctuations in premiums collected are discussed above under "Results of operations by segment for the three years ended December 31, 1997." Our recent acquisitions will have a significant effect on future premiums collected. Total premiums collected for all currently consolidated companies (except subsidiaries of WNIC, which were acquired on December 1, 1997) for all periods (including periods prior to ownership by Conseco) are provided below:

                                                                                        1997          1996         1995
                                                                                        ----          ----         ----
                                                                                              (Dollars in millions)
Supplemental health:
   First-year.......................................................................  $   303.7    $   306.0    $   296.6
   Renewal..........................................................................    1,631.7      1,521.1      1,417.3
                                                                                      ---------    ---------    ---------

       Total supplemental health....................................................    1,935.4      1,827.1      1,713.9
                                                                                      ---------    ---------    ---------

Annuities:
   First-year.......................................................................    1,540.9      1,549.1      1,613.1
   Renewal..........................................................................      138.8        182.9        177.3
                                                                                      ---------    ---------    ---------

       Total annuities..............................................................    1,679.7      1,732.0      1,790.4
                                                                                      ---------    ---------    ---------

Life insurance:
   First-year.......................................................................      165.1        185.9        136.0
   Renewal..........................................................................      647.3        620.9        681.5
                                                                                      ---------    ---------    ---------

       Total life insurance.........................................................      812.4        806.8        817.5
                                                                                      ---------    ---------    ---------

Individual and group major medical:
   First-year.......................................................................      172.4        145.6        137.0
   Renewal..........................................................................      691.4        630.8        652.3
                                                                                      ---------    ---------    ---------

       Total individual and group major medical.....................................      863.8        776.4        789.3
                                                                                      ---------    ---------    ---------

Other:
   First-year.......................................................................        1.7          2.3          2.6
   Renewal..........................................................................       89.9        112.5        144.1
                                                                                      ---------    ---------    ---------

       Total other..................................................................       91.6        114.8        146.7
                                                                                      ---------    ---------    ---------

Total:
   First-year.......................................................................    2,183.8      2,188.9      2,185.3
   Renewal..........................................................................    3,199.1      3,068.2      3,072.5
                                                                                      ---------    ---------    ---------

       Total collected premiums.....................................................  $ 5,382.9    $ 5,257.1    $ 5,257.8
                                                                                      =========    =========    =========

       INVESTMENTS

       Our investment strategy is to: (i) maintain a predominately investment-grade fixed income portfolio; (ii) provide adequate liquidity to meet the cash flow requirements of policyholders and other obligations; and (iii) maximize current income and total investment return through active investment management. Consistent with this strategy, investments in fixed maturity securities, mortgage loans, credit-tenant loans, policy loans, separate accounts and short-term investments made up 97 percent of our $27.0 billion investment portfolio at December 31, 1997. The remainder of the invested assets were equity securities and other invested assets.

       Our insurance subsidiaries are regulated by insurance statutes and regulations as to the type of investments that they are permitted to make and the amount of funds that may be used for any one type of investment. In light of these statutes and regulations and our business and investment strategy, Conseco generally seeks to invest in United States government and government-agency securities and corporate securities rated investment grade by established nationally recognized rating organizations or, if not rated, in securities of comparable investment quality.

       The following table summarizes investment yields earned over the past three years:

                                                                                        1997          1996        1995
                                                                                        ----          ----        ----
                                                                                              (Dollars in millions)
Weighted average invested assets:
       As reported .................................................................  $23,288.8    $16,356.3    $13,769.3
       Excluding unrealized appreciation (depreciation) (a).........................   23,177.7     16,278.8     13,690.6
Net investment income...............................................................    1,825.3      1,302.5      1,142.6

Yields earned:
       As reported..................................................................        7.8%         8.0%         8.3%
       Excluding unrealized appreciation (depreciation) (a) ........................        7.9%         8.0%         8.3%


(a) Excludes the effect of reporting fixed maturities at fair value as described in note 1 to the consolidated financial statements.

       Although investment income is a significant component of total revenues, the profitability of a portion of our insurance products is determined primarily by spreads between interest rates earned and rates credited or accruing to our insurance liabilities. At December 31, 1997, the average yield, computed on the cost basis of our investment portfolio, was 7.5 percent, and the average interest rate credited or accruing to our total insurance liabilities was 5.2 percent, excluding interest bonuses guaranteed only for the first year of the contract.

       Actively managed fixed maturities

       Our actively managed fixed maturity portfolio at December 31, 1997, included primarily debt securities of the United States government, public utilities and other corporations, and mortgage-backed securities. Mortgage-backed securities included collateralized mortgage obligations ("CMOs") and mortgage-backed pass-through securities.

       At December 31, 1997, our fixed maturity portfolio had net unrealized gains of $484.4 million (equal to approximately 2.1 percent of the portfolio's carrying value), consisting of $611.5 million of unrealized gains and $127.1 million of unrealized losses. Estimated fair values for fixed maturity investments were determined based on: (i) estimates from nationally recognized pricing services (82 percent of the portfolio); (ii) broker-dealer market makers (8 percent of the portfolio); and (iii) internally developed methods (10 percent of the portfolio).

       As discussed in the notes to the consolidated financial statements, when we adjust carrying values of actively managed fixed maturity securities for changes in fair value, we also adjust the cost of policies purchased, cost of policies produced and liabilities. These adjustments are made in order to reflect the change in amortization and liability accruals that would be needed if those fixed maturity investments had actually been sold at their fair values and the proceeds reinvested at current interest rates.

       At December 31, 1997, approximately 5.5 percent of our invested assets and 6.6 percent of fixed maturity investments were rated below-investment grade by nationally recognized statistical rating organizations (or, if not rated by such firms, with ratings below Class 2 assigned by the NAIC). We plan to maintain approximately the present level of below-investment-grade fixed maturities. These securities generally have greater risks than other corporate debt investments, including risk of loss upon default by the borrower, and are often unsecured and subordinated to other creditors. Below-investment-grade issuers usually have high levels of indebtedness and are more sensitive to adverse economic conditions, such as recession or increasing interest rates, than are investment grade issuers. We are aware of these risks and monitor our below-investment-grade securities closely. At December 31, 1997, our below-investment-grade fixed maturity investments had an amortized cost of $1,525.1 million and an estimated fair value of $1,496.2 million.

       We periodically evaluate the creditworthiness of each issuer whose securities the Company holds. Special attention is paid to those securities whose market values have declined materially for reasons other than changes in interest rates or other general market conditions. We consider available information to evaluate the realizable value of the investment, the specific condition of the issuer and the issuer's ability to comply with the material terms of the security. Information reviewed may include the recent operational results and financial position of the issuer, information about its industry, recent press releases and other information. Conseco employs a staff of experienced securities analysts in a variety of specialty areas. Among its other responsibilities, this staff is charged with compiling and reviewing such information. If evidence does not exist to support a realizable value equal to or greater than the carrying value of the investment, and such decline in market value is determined to be other than temporary, we reduce the carrying amount to its net realizable value, which becomes the new cost basis; the amount of the reduction is reported as a realized loss. We recognize any recovery of such reductions in the cost basis of an investment only upon the sale, repayment or other disposition of the investment. We recorded writedowns of fixed maturity investments and other invested assets totaling $1.2 million in 1997, primarily as a result of: (i) changes in the financial condition of a private company in which we had an indirect equity investment; and (ii) changes in the value of the underlying collateral associated with certain notes. These changes caused us to conclude that the decline in fair value of such investments was other than temporary. Our investment portfolio is subject to the risks of further declines in realizable value. However, we attempt to mitigate this risk through the diversification and active management of our portfolio.

       As of December 31, 1997, fixed maturity investments in substantive default (i.e., in default due to nonpayment of interest or principal) had an amortized cost and carrying value of $2.1 million and $1.2 million, respectively. Fixed maturity investments in technical (but not substantive) default (i.e., in default, but not as to the payment of interest or principal) had an amortized cost and carrying value of $.3 million. There were no other fixed maturity investments about which we had serious doubts as to the ability of the issuer to comply on a timely basis with the material terms of the instruments.

       Our policy is to discontinue the accrual of interest and eliminate all previous interest accruals for defaulted securities, if it is determined that such amounts will not be ultimately realized in full. Investment income forgone due to defaulted securities was $.2 million in 1997, $3.8 million in 1996 and $1.6 million in 1995.

       At December 31, 1997, fixed maturity investments included $6.9 billion of mortgage-backed securities (or 30 percent of all fixed maturity securities). The yield characteristics of mortgage-backed securities differ from those of traditional fixed-income securities. Interest and principal payments occur more frequently, often monthly. Mortgage-backed securities are subject to risks associated with variable prepayments. Prepayment rates are influenced by a number of factors that cannot be predicted with certainty, including: the relative sensitivity of the underlying mortgages backing the assets to changes in interest rates; a variety of economic, geographic and other factors; and the repayment priority of the securities in the overall securitization structures.

       In general, prepayments on the underlying mortgage loans and the securities backed by these loans, increase when the level of prevailing interest rates declines significantly relative to the interest rates on such loans. Mortgage-backed securities purchased at a discount to par will experience an increase in yield when the underlying mortgages prepay faster than expected. These securities purchased at a premium that prepay faster than expected will incur a reduction in yield. When interest rates decline, the proceeds from the prepayment of mortgage-backed securities are likely to be reinvested at lower rates than we were earning on the prepaid securities. When interest rates increase, prepayments on mortgage-backed securities decrease, because fewer underlying mortgages are refinanced. When this occurs, the average maturity and duration of the mortgage-backed securities increase, which decreases the yield on mortgage-backed securities purchased at a discount, because the discount is realized as income at a slower rate and increases the yield on those purchased at a premium as a result of a decrease in annual amortization of the premium.

       CMOs are securities backed by pools of pass-through securities and/or mortgages that are segregated into sections or "tranches" that provide for sequential retirement of principal, rather than the pro rata share of principal return that occurs through regular monthly principal payments on pass-through securities.

       All mortgage-backed securities are subject to risks associated with variable prepayments. As a result, these securities may have a different actual maturity than planned at the time of purchase. When securities having a cost greater than par are backed by mortgages that prepay faster than expected, we record a charge to investment income. When securities having a cost less than par prepay faster than expected, we record investment income.

       The degree to which a mortgage-backed security is susceptible to income fluctuations is influenced by: (i) the difference between its cost and par; (ii) the relative sensitivity of the underlying mortgages backing the security to prepayment in a changing interest rate environment; and (iii) the repayment priority of the security in the overall securitization structure. The Company seeks to limit the extent of these risks by: (i) purchasing securities that are backed by collateral with lower prepayment sensitivity (such as mortgages priced at a discount to par value and mortgages that are extremely seasoned); (ii)
avoiding securities whose values are heavily influenced by changes in prepayments (such as interest-only and principal-only securities); (iii) investing in securities structured to reduce prepayment risk (such as planned amortization class ("PAC") and targeted amortization class ("TAC") CMOs); and
(iv) actively managing the entire portfolio of mortgage-backed securities to dispose of those which are deemed more likely to be prepaid. PAC and TAC instruments represented approximately 24 percent of our mortgage-backed securities at December 31, 1997. The call-adjusted modified duration of our mortgage-backed securities at December 31, 1997, was 5.2 years.

       The following table sets forth the par value, amortized cost and estimated fair value of mortgage-backed securities at December 31, 1997, summarized by interest rates on the underlying collateral:


                                                                                  Par        Amortized      Estimated
                                                                                 value         cost        fair value
                                                                                 -----         ----        ----------
                                                                                       (Dollars in millions)
Below 7 percent............................................................     $2,025.5      $1,980.4     $2,014.7
7 percent - 8 percent......................................................      3,568.0       3,546.5      3,638.2
8 percent - 9 percent......................................................        712.9         716.1        730.5
9 percent and above........................................................        445.1         455.5        467.0
                                                                                --------      --------     --------

            Total mortgage-backed securities...............................     $6,751.5      $6,698.5     $6,850.4
                                                                                ========      ========     ========

       The amortized cost and estimated fair value of mortgage-backed securities at December 31, 1997, summarized by type of security, were as follows:

                                                                                               Estimated fair value
                                                                                               --------------------
                                                                                                               % of
                                                                                Amortized                      fixed
Type                                                                              cost         Amount       maturities
----                                                                              ----         ------       ----------
                                                                                 (Dollars in millions)
Pass-throughs and sequential and targeted amortization  classes............     $4,599.7      $4,697.5          21%
Planned amortization classes and accretion-directed bonds..................      1,515.9       1,547.6           7
Support classes............................................................         36.0          36.9           -
Accrual (Z tranche) bonds..................................................         27.9          28.8           -
Subordinated classes.......................................................        519.0         539.6           2
                                                                                --------      --------          --

                                                                                $6,698.5      $6,850.4          30%
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

       Support classes absorb the prepayment risk from which planned amortization and targeted amortization classes are protected. As such, they are usually extremely sensitive to prepayments. Most of our support classes are higher-average-life instruments that generally will not lengthen if interest rates rise further, and will have a tendency to shorten if interest rates decline. However, since these bonds have costs below their par values, higher prepayments will have the effect of increasing yields.

       Accrual bonds are CMOs structured such that the payment of coupon interest is deferred until principal payments begin. On each accrual date, the principal balance is increased by the amount of the interest (based on the stated coupon rate) that otherwise would have been payable. As such, these securities act much the same as zero-coupon bonds until cash payments begin. Cash payments typically do not commence until earlier classes in the CMO structure have been retired, which can be significantly influenced by the prepayment experience of the underlying mortgage loan collateral in the CMO structure. Because of the zero-coupon element of these securities and the potential uncertainty as to the timing of cash payments, their market values and yields are more sensitive to changing interest rates than are other CMOs, pass-through securities and coupon bonds.

       Subordinated CMO classes have both prepayment and credit risk. The subordinated classes are used to enhance the credit quality of the senior securities, and as such, rating agencies require that this support not deteriorate due to the prepayment of the subordinated securities. The credit risk of subordinated classes is derived from the negative leverage of owning a small percentage of the underlying mortgage loan collateral while bearing a majority of the risk of loss due to homeowner defaults.

       If we determine that an investment held in the actively managed fixed maturity category will be sold, we will either sell the security or transfer it to the trading account at its fair value and recognize the gain or loss immediately. There were no material transfers in 1997. During 1997, we sold actively managed fixed maturity securities with a $17.8 billion book value, resulting in $342.6 million of investment gains and $41.4 million of investment losses (both before related expenses, amortization and taxes). Such securities were sold in response to changes in the investment environment, which created opportunities to enhance the total return of the investment portfolio without adversely affecting the quality of the portfolio or the matching of expected maturities of assets and liabilities. The realization of gains and losses affects the timing of the amortization of the cost of policies produced and the cost of policies purchased, as explained in note 10 to the consolidated financial statements.

       Other investments

       Credit-tenant loans are loans on commercial properties where the lease of the principal tenant is assigned to the lender. The principal tenant, or any guarantor of such tenant's obligations, must have a credit rating at the time of origination of the loan of at least BBB- or its equivalent. The underwriting guidelines consider such factors as: (i) the lease term of the property; (ii) the mortgagee's management ability, including business experience, property management capabilities and financial soundness; and (iii) economic, demographic or other factors that may affect the income generated by the property or its value. The underwriting guidelines also generally require a loan-to-value ratio of 75 percent or less. Credit-tenant loans are carried at amortized cost and totaled $558.6 million at December 31, 1997, or 2.1 percent of total invested assets. The total estimated fair value of credit-tenant loans was $587.2 million at December 31, 1997.

       At December 31, 1997, we held mortgage loan investments with a carrying value of $516.2 million (or 1.9 percent of total invested assets) and a fair value of $551.0 million. The balance of mortgage loans included 96 percent commercial loans, 2 percent residential loans and 2 percent residual interests in CMOs. The residual interests in CMOs entitle the Company to the excess cash flows arising from the difference between: (i) the cash flows required to make principal and interest payments on the related senior interests in the CMOs; and
(ii) the actual cash flows received on the mortgage loan assets included in the CMO portfolios. If prepayments vary from projections on the mortgage loan assets included in such CMO portfolios, the total cash flows to the Company from such junior and residual interests could change from projected cash flows, resulting in a gain or loss.

       Noncurrent mortgage loans were insignificant at December 31, 1997. We recognized realized losses of $.8 million on mortgage loans for the year ended December 31, 1997. At December 31, 1997, we had a loan loss reserve of $9.0 million. Approximately 20 percent of the mortgage loans were on properties located in California, 11 percent in Texas and 9 percent in Florida. No other state accounted for more than 7 percent of the mortgage loan balance.

       At December 31, 1997, we held $64.8 million of trading securities that are included in other invested assets. Trading securities are investments that are held with the intent to be traded prior to their maturity, or are believed likely to be disposed of in the foreseeable future as a result of market or issuer developments. Trading securities are carried at estimated fair value, with the changes in fair value reflected in the statement of operations.

       Other invested assets include: (i) trading securities; (ii) S&P 500 Call Options; and (iii) certain nontraditional investments, including investments in venture capital funds, limited partnerships, mineral rights and promissory notes.

       Short-term investments totaled $990.5 million, or 3.7 percent of invested assets at December 31, 1997, and consisted primarily of commercial paper and repurchase agreements relating to government securities.

       As part of our investment strategy, we enter into reverse repurchase agreements and dollar-roll transactions to increase our return on investments and improve our liquidity. Reverse repurchase agreements involve a sale of securities and an agreement to repurchase the same securities at a later date at an agreed-upon price. Dollar rolls are similar to reverse repurchase agreements except that the repurchase involves securities that are only substantially the same as the securities sold. We enhance our investment yield by investing the proceeds from the sales in short-term securities pending the contractual repurchase of the securities at discounted prices in the forward market. We are able to engage in such transactions due to the market demand for mortgage-backed securities to form CMOs. Such investment borrowings averaged $719.3 million during 1997 and were collateralized by investment securities with fair values approximately equal to the loan value. The weighted average interest rate on short-term collateralized borrowings was 5.8 percent in 1997. The primary risk associated with short-term collateralized borrowings is that the counterparty will be unable to perform under the terms of the contract. Our exposure is limited to the excess of the net replacement cost of the securities over the value of the short-term investments (which was not material at December 31,
1997). We believe that the counterparties to our reverse repurchase and dollar-roll agreements are financially responsible and that the counterparty risk is minimal.
                                       39

       CONSOLIDATED FINANCIAL CONDITION

       Changes in the consolidated balance sheet of 1997 compared with 1996

       Our consolidated balance sheet at December 31, 1997, compared with 1996, reflects growth through operations, changes in the fair value of actively managed fixed maturity securities, and the following capital and financing transactions described in the notes to the consolidated financial statements:
(i) the CAF Merger; (ii) the issuance of $800 million of Company-obligated mandatorily redeemable preferred securities of subsidiary trusts; (iii) the repurchase of senior subordinated notes and senior notes with a par value of $130.1 million; (iv) the conversion of convertible debentures acquired in the ATC Merger into Conseco common stock; (v) the conversion of PRIDES into Conseco common stock; (vi) the repurchase of mandatorily redeemable preferred stock of a subsidiary; (vii) the PFS Merger; (viii) the Colonial Penn Purchase; (ix) the WNIC Merger; (x) common stock repurchases; and (xi) the issuance of commercial paper and notes payable.

       Our total capital at December 31, 1997 and 1996, was as follows:


                                                                           1997            1996
                                                                           ----            ----
                                                                            (Dollars in millions)
Notes payable......................................................       $1,906.7       $1,094.9
Commercial paper...................................................          448.2            -

Minority interest:
    Company-obligated mandatorily redeemable preferred
       securities of subsidiary trusts.............................        1,383.9          600.0
    Mandatorily redeemable preferred stock of subsidiary...........            -             97.0
    Common stock of subsidiary.....................................             .7             .7

Shareholders' equity:
    Preferred stock................................................          115.8          267.1
    Common stock and additional paid-in capital....................        2,382.0        2,029.6
    Accumulated other comprehensive income.........................          182.0           38.9
    Retained earnings..............................................        1,210.3          749.7
                                                                          --------       --------

       Total shareholders' equity..................................        3,890.1        3,085.3
                                                                         ---------       --------

       Total capital of Conseco....................................       $7,629.6       $4,877.9
                                                                          ========       ========

       Notes payable increased during 1997 primarily as a result of: (i) debt issued or assumed in connection with the acquisitions of CAF, PFS, Colonial Penn and WNIC; (ii) debt used to finance common stock repurchases; and (iii) the redemption of mandatorily redeemable preferred stock of a subsidiary of ALH. The increase in notes payable was partially offset by the repayment of debt using the proceeds from the issuance of Company-obligated mandatorily redeemable preferred securities.

       We instituted a commercial paper program in April 1997 to lower our borrowing costs and improve our liquidity. Borrowings under our commercial paper program averaged approximately $525.9 million during the period of April 24, 1997 through December 31, 1997. The weighted average interest rate on such borrowings was 5.8 percent during 1997.

       Company-obligated mandatorily redeemable preferred securities of subsidiary trusts are classified as minority interest in accordance with GAAP. During 1997, we issued $300 million of Capital Securities and $500 million of FELINE PRIDES. See note 8 to the consolidated financial statements for a description of these securities.

       Minority interest, excluding the Company-obligated mandatorily redeemable preferred securities, at December 31, 1997, included a $.7 million interest in common stock of a subsidiary of ALH. At December 31, 1996, minority interest included: (i) $97.0 million of mandatorily redeemable preferred stock of a subsidiary of ALH; and (ii) $.7 million interest in the common stock of a subsidiary of ALH.

       During 1997, we repurchased all of the mandatorily redeemable preferred stock of a subsidiary of ALH formerly held by minority interests. As a result, gains of $3.7 million were realized from the sale of securities having an amortized cost of $47.7 million; such securities had been held in a segregated account to ensure the redemption of such preferred stock.

       Shareholders' equity increased by $804.8 million in 1997, to $3.9 billion. Significant components of the increase included: (i) Conseco common stock issued in the CAF Merger with a value of $117.4 million; (ii) Conseco common stock issued in the PFS Merger with a value of $354.1 million; (iii) net income of $567.3 million; (iv) the conversion of convertible debentures into Conseco common stock with a value of $150.0 million; (v) the issuance of common stock related to stock options and employee benefit plans (including the tax benefit thereon) of $276.1 million; and (vi) the increase in net unrealized appreciation of $143.1 million. These increases were partially offset by: (i) repurchases of common stock for $711.7 million; and (ii) common and preferred stock dividends totaling $80.6 million.

       Book value per common share outstanding increased to $20.22 at December 31, 1997, from $16.86 at December 31, 1996. Such increase was primarily attributable to the factors discussed in the previous paragraph. Excluding unrealized appreciation of fixed maturity securities in accordance with SFAS 115, book value per common share outstanding was $19.27 at December 31, 1997, compared with $16.62 at December 31, 1996.

       Total assets increased by $10.3 billion in 1997, to $35.9 billion, primarily due to the assets acquired in the CAF Merger, the PFS Merger, the Colonial Penn Purchase and the WNIC Merger.

       In accordance with SFAS 115, Conseco records its actively managed fixed maturity investments at estimated fair value. At December 31, 1997 and 1996, such investments were increased by $484.4 million and $103.8 million, respectively, as a result of the SFAS 115 adjustment.

       Financial ratios

                                                                         1997       1996       1995       1994       1993
                                                                         ----       ----       ----       ----       ----
Ratio of earnings to fixed charges:
    As reported........................................................  2.04X      1.61X      1.57X      2.26X     2.19X
    Excluding interest on annuities and financial products(a)..........  7.21X      4.55X      3.80X      4.55X     8.85X

Ratio of earnings to fixed charges and preferred dividends:
    As reported........................................................  1.95X      1.50X      1.50X      1.95X     2.04X
    Excluding interest on annuities and financial products(a)..........  5.77X      3.14X      3.06X      3.14X     6.00X

Ratio of earnings to fixed charges,  preferred  dividends and distributions on Company-obligated  mandatorily redeemable preferred securities of subsidiary trusts:
       As reported.....................................................  1.82X      1.49X      1.50X      1.95X     2.04X
       Excluding interest on annuities and financial products(a).......  4.20X      3.06X      3.06X      3.14X     6.00X

Ratio of debt to total capital: (b)
    As reported........................................................   .31X       .22X       .49X       .43X      .34X
    Excluding unrealized appreciation (depreciation)(c)................   .32X       .23X       .53X       .39X      .36X

Ratio of debt and Company-obligated mandatorily redeemable
    preferred securities of subsidiary trusts to total capital:(b) (d)
       As reported.....................................................   .49X       .35X       .49X       .43X      .34X
       Excluding unrealized appreciation (depreciation) (c)............   .50X       .35X       .53X       .39X      .36X

Rating agency ratios: (c) (e) (f) (g)
    Debt to total capital..............................................   .28X       .17X       .37X       .02X      .20X
    Debt and preferred stock to total capital (h)......................   .47X       .30X       .37X       .02X      .20X


(a) These ratios are included to assist the reader in analyzing the impact of interest on annuities and financial products (which is not generally required to be paid in cash in the period in which it is recognized). Such ratios are not intended to, and do not, represent the following ratios prepared in accordance with GAAP: the ratio of earnings to fixed charges; the ratio of earnings to fixed charges and preferred dividends; and the ratio of earnings to fixed charges, preferred dividends and distributions on Company-obligated mandatorily redeemable preferred securities of subsidiary trusts.

(b) For periods prior to 1996, debt includes obligations for which Conseco was not directly liable.

(c)  Excludes the effect of reporting fixed maturities at fair value.


(d)  Represents  the  ratio  of  debt  and  the  Company-obligated   mandatorily
     redeemable preferred securities of subsidiary trusts to the sum of shareholders' equity, debt, minority interest and the Company-obligated mandatorily redeemable preferred securities of subsidiary trusts.

(e) Consistent with our discussions with rating agencies, the Company has targeted: (i) the ratio of debt to total capital to be at or below 35 percent; and (ii) the ratio of debt and preferred stock to total capital to be at or below 49 percent. These ratios are calculated in a manner discussed with rating agencies.

(f) Debt is reduced by cash and investments held by non-life companies and excludes, for periods prior to 1996, obligations for which Conseco was not directly liable.

(g)  Assumes conversion of all convertible debentures.

(h)  Assumes purchase of common shares under purchase contracts.

       Liquidity for insurance operations

       Our insurance operating companies generally receive adequate cash flow from premium collections and investment income to meet their obligations. Life insurance and annuity liabilities are generally long-term in nature. Policyholders may, however, withdraw funds or surrender their policies, subject to surrender and withdrawal penalty provisions. We seek to balance the duration of our invested assets with the estimated duration of benefit payments arising from contract liabilities.

       Of our total insurance liabilities at December 31, 1997, approximately 17 percent could be surrendered by the policyholder without a penalty. Approximately 59 percent could be surrendered by the policyholder subject to penalty or the release of an insurance liability in excess of surrender benefits paid. The remaining 24 percent are not subject to surrender. Payment characteristics of the insurance liabilities at December 31, 1997, were as follows (dollars in millions):

             Payments under contracts containing fixed payment dates:
                   Due in one year or less..............................................  $   339.6
                   Due after one year through five years................................      819.0
                   Due after five years through ten years...............................      415.9
                   Due after ten years..................................................      852.4
                                                                                          ---------

                        Total gross payments whose payment dates are fixed by contract..    2,426.9
                   Less amounts representing future interest on such contracts..........      879.0
                                                                                          ---------

                        Insurance liabilities whose payment dates are fixed by contract     1,547.9
             Insurance liabilities whose payment dates are not fixed by contract.......    24,352.2
                                                                                          ---------

                        Total insurance liabilities.....................................  $25,900.1
                                                                                          =========

       Of the above insurance liabilities under contracts containing fixed payment dates, approximately 59 percent relate to payments that will be made for the lifetime of the contract holder. We consider expected mortality in determining the amount of this liability. The remaining insurance liabilities having fixed payment dates are payable regardless of the contract holder's survival.

       Approximately 30 percent of insurance liabilities were contracts subject to a fixed interest rate for the life of the contract. The remaining liabilities generally were subject to interest rates that could be reset annually.

       The following summarizes insurance liabilities for investment contracts by credited rate (excluding interest rate bonuses for the first policy year only) at December 31, 1997 (dollars in millions):

       Below 4.75 percent.........................................................       $ 2,627.0
       4.75 percent - 5.00 percent................................................         2,533.0
       5.00 percent - 5.25 percent................................................         3,588.0
       5.25 percent - 5.50 percent................................................         1,703.0
       5.50 percent - 5.75 percent................................................           676.0
       5.75 percent and above.....................................................         1,597.0
                                                                                         ---------
             Total insurance liabilities on investment contracts..................       $12,724.0
                                                                                         =========

                                       42

       We  believe  that  the  diversity  of our  investment  portfolio  and the concentration of investments in high quality liquid securities provide sufficient liquidity to meet foreseeable cash requirements. Our investment portfolio at December 31, 1997, included $1.0 billion of short-term investments and $19.2 billion of publicly traded investment grade bonds, including $.6 billion of United States government and agency securities. Although there is no present need or intent to dispose of such investments, our life insurance subsidiaries could readily liquidate portions of their investments, if such a need arose. In addition, investments could be used to facilitate borrowings under reverse repurchase agreements or dollar-roll transactions. Such borrowings have been used by the life companies from time to time to increase their return on investments and to improve liquidity. At December 31, 1997, our portfolio of bonds and redeemable preferred stocks had an aggregate unrealized gain of $484.4 million.

       Liquidity of Conseco (parent company)

       The parent company is a legal entity, separate and distinct from its subsidiaries, and has no business operations. The parent company needs cash for:
(i) principal and interest on debt; (ii) dividends on preferred and common stock; (iii) distributions on the Company-obligated mandatorily redeemable preferred stock of subsidiary trusts; (iv) holding company administrative expenses; (v) income taxes; and (vi) investments in subsidiaries. The primary sources of cash to meet these obligations include statutorily permitted payments from our life insurance subsidiaries, including: (i) dividend payments; (ii) surplus debenture interest and principal payments; (iii) tax sharing payments; and (iv) fees for services provided. The parent company may also obtain cash by:
(i) issuing debt or equity securities; (ii) borrowing additional amounts under its revolving credit agreement, as described in note 7 to the consolidated financial statements; or (iii) selling all or a portion of its subsidiaries. These sources have historically provided adequate cash flow to fund: (i) the needs of the parent company's normal operations; (ii) internal expansion, acquisitions and investment opportunities; and (iii) the retirement of debt and equity. In 1997, we also issued new shares of Conseco common stock for a portion of the cost to acquire CAF and the entire cost to acquire PFS.

       The following table shows the cash flow activity of the parent company and its wholly owned non-life subsidiaries:

                                                                                           1997         1996         1995
                                                                                           ----         ----         ----
                                                                                                (Dollars in millions)
     Items relating to operations:
       Dividends and surplus debenture interest payments from life subsidiaries.....    $ 166.1        $109.9       $ 80.6
       Tax sharing payments from life subsidiaries..................................        9.3           4.6          2.7
       Fees from life subsidiaries..................................................       89.1          74.8         34.7
       Fees from unaffiliated companies.............................................       35.2          39.3         39.0
       Parent and non-life subsidiary costs.........................................      (74.1)        (39.8)       (64.5)
       Interest on debt of Conseco, including direct and indirect obligations.......     (117.4)        (71.3)       (41.6)
       Interest on amounts due to life subsidiaries.................................      (26.5)         (7.3)        (8.8)
       Income taxes.................................................................       (2.3)          2.2         (7.7)
       Other........................................................................        8.9          (4.7)          -
                                                                                        -------        ------       ------

          Total items relating to operations.......................................        88.3         107.7         34.4
                                                                                        -------        ------       ------

     Items relating to investing:
       Purchase of investments......................................................     (140.7)        (71.1)       (70.8)
       Sales and maturities of investments..........................................       70.2          45.3        125.6
       Cash held by non-life subsidiaries prior to acquisition......................        4.1          40.9         17.0
       Investment in consolidated subsidiaries......................................     (939.7)       (226.1)      (552.3)
       Surplus debenture principal payments.........................................       73.9          36.5           -
       Expense incurred in terminated merger........................................         -             -          (5.5)
                                                                                        -------        ------       ------

          Total items relating to investing.........................................     (932.2)       (174.5)      (486.0)
                                                                                        -------        ------       ------

     Items relating to financing:
       Proceeds from issuance of Company-obligated mandatorily redeemable
          preferred securities of subsidiary trusts, net of issuance costs..........      780.4         587.7           -
       Proceeds from the issuance of equity securities..............................       52.3          20.6          1.8
       Proceeds from the issuance of debt, net of issuance costs....................    2,578.8         856.0        827.2
       Commercial paper, net........................................................      448.2            -            -
       Common and preferred dividends...............................................      (76.8)        (34.3)       (24.6)
       Dividends on stock held by subsidiaries......................................      (53.8)        (38.1)       (38.7)
       Distributions on Company-obligated mandatorily redeemable preferred
          securities of subsidiary trusts...........................................      (65.7)         (2.9)          -
       Payments on debt, including prepayments and acquired debt....................   (2,218.8)     (1,467.2)      (330.0)
       Payments to retire redeemable preferred stock of a non-life subsidiary.......      (72.4)          (.3)          -
       Repurchases of Conseco common stock .........................................     (593.3)        (21.5)       (92.4)
       Proceeds from the issuance of convertible preferred stock, net of issuance
          costs.....................................................................         -          257.7           -
                                                                                        -------        ------       ------

          Total items relating to financing.........................................      778.9         157.7        343.3
                                                                                        -------        ------       ------

          Change in short-term investments of parent
              and its non-life subsidiaries.........................................      (65.0)         90.9       (108.3)
          Short-term investments, beginning of year.................................      115.1          24.2        132.5
                                                                                        -------        ------       ------

          Short-term investments, end of year.......................................    $  50.1        $115.1       $ 24.2
                                                                                        =======        ======       ======



       At December 31, 1997, the parent company and its non-life subsidiaries had short-term investments of $50.1 million, of which $28.7 million was expended in January 1998 for accrued interest and dividends. The parent company and its non-life subsidiaries had additional investments in fixed maturities, equity securities and other invested assets of $155.0 million at December 31, 1997, which, if needed, could be liquidated or contributed to the insurance subsidiaries.

       The ability of our insurance subsidiaries to pay dividends is subject to state insurance department regulations. These regulations generally permit dividends to be paid for any 12 month period in amounts equal to the greater of (or in a few states, the lesser of): (i) net gain from operations for the prior year; or (ii) 10 percent of surplus as of the end of the preceding year. Any dividends in excess of these levels require the approval of the director or commissioner of the applicable state insurance department. The amount of dividends that our insurance subsidiaries could pay to non-life parent companies in 1998 without prior approval is approximately $165.1 million.

       Statutory operating results and statutory surplus are determined according to accounting practices prescribed or permitted by each state in which the subsidiaries do business. Statutory surplus bears no direct relationship to equity as determined under GAAP. With respect to new business, statutory accounting practices require acquisition costs and reserves for future guaranteed benefit payments and interest in excess of statutory rates to be expensed as the new business is written. These items cause a statutory loss ("surplus strain") on many insurance policies in the year in which they are issued. We manage the effect of such statutory surplus strain by designing our products to minimize such first-year losses, and by controlling the amount of new premiums written.

       Note 12 to the consolidated financial statements shows the difference between pretax income reported using statutory accounting practices and GAAP.

       Insurance departments in the states where our life insurance subsidiaries are domiciled or do business require insurance companies to make annual and quarterly filings. The interest maintenance reserve ("IMR") and the asset valuation reserve ("AVR") are required to be appropriated and reported as liabilities. The IMR captures all investment gains and losses resulting from changes in interest rates and provides for such amounts to be amortized into statutory net income on a basis reflecting the remaining lives of the assets sold. The AVR captures investment gains and losses related to changes in creditworthiness; it is also adjusted each year based on a formula related to the quality and loss experience of the Company's investment portfolio. These reserves affect the ability of our insurance subsidiaries to reflect investment gains and losses in statutory earnings and surplus.

       Our debt agreements require the Company to maintain minimum working capital and RBC ratios and limit the Company's ability to incur additional indebtedness. They also restrict the amount of retained earnings that is available for dividends and require Conseco to maintain certain minimum ratings at its insurance subsidiaries.

       INFLATION

       Inflation does not have a significant effect on Conseco's balance sheet; we have minimal investments in property, equipment or inventories.

       Medical cost inflation has had a significant impact on our supplemental health operations. Generally, these costs have increased more rapidly than the Consumer Price Index. Medical costs will likely continue to rise. The impact of medical cost inflation on our operations depends on our ability to increase premium rates. Such increases are subject to approval by state insurance departments. Before Medicare supplement plans were standardized, approximately two-thirds of the states permitted rate plans with automatic escalation clauses. This permitted Conseco, in periods following initial approval, to adjust premium rates for changes in Medicare deductibles and increases in medical cost inflation without refiling with the regulators. Currently, rate changes for all Medicare supplement plans must be individually approved by each state. We seek to price our new standardized supplement plans to reflect the impact of these filings and the lengthening of the period required to implement rate increases.

       YEAR 2000 CONVERSION COSTS

       We have initiated a corporate-wide program designed to ensure that our computer systems will function properly in the year 2000. For some of our operations, the most effective solution will be to ensure timely completion of the previously planned conversions of their older systems to more modern, year 2000 - compliant systems used in other areas of the Company. In some cases, our most effective solution will be to purchase new, more modern systems; these costs will be capitalized as assets and amortized over their expected useful lives. In other cases, we will modify existing systems, thereby incurring costs that will be charged to operating expense. To date, we have incurred $11.6 million in costs related to year 2000 projects. We expect to spend approximately an additional $35 million on these projects over the next two years. We began to incur expenses related to this program several years ago. We expect our year 2000 program to be completed on a timely basis.

       MARKET-SENSITIVE INSTRUMENTS AND RISK MANAGEMENT

       We seek to invest our available funds in a manner that will maximize shareholder value and fund future obligations to policyholders and debtors, subject to appropriate risk considerations. We seek to meet this objective through investments that: (i) have similar characteristics to the liabilities they support; (ii) are diversified among industries, issuers and geographic locations; and (iii) make up a predominantly investment-grade fixed maturity securities portfolio. Many of our products incorporate surrender charges, market interest rate adjustments or other features to encourage persistency. Approximately 59 percent of our total insurance liabilities at December 31, 1997, had surrender penalties or other restrictions and approximately 24 percent are not subject to surrender.

       We seek to maximize the total return on our investments through active investment management. Accordingly, we have determined that our entire portfolio of fixed maturity securities is available to be sold in response to: (i) changes in market interest rates; (ii) changes in relative values of individual securities and asset sectors; (iii) changes in prepayment risks; (iv) changes in credit quality outlook for certain securities; (v) liquidity needs; and (vi) other factors. From time to time, we invest in securities for trading purposes, although such investments account for a relatively small portion of our total portfolio.

       Profitability of many of our products is significantly affected by the spreads between interest yields on investments and rates credited on insurance liabilities. Although substantially all credited rates on our annuity products may be changed annually (subject to minimum guaranteed rates), changes in competition and other factors, including the impact of the level of surrenders and withdrawals, may limit our ability to adjust or to maintain crediting rates at levels necessary to avoid narrowing of spreads under certain market conditions. As of December 31, 1997, the average yield, computed on the cost basis of our investment portfolio, was 7.5 percent, and the average interest rate credited or accruing to our total insurance liabilities was 5.2 percent, excluding interest bonuses guaranteed for the first year of the annuity contract only.

       We use computer models to perform simulations of the cash flows generated from our existing business under various interest rate scenarios. These simulations enable us to measure the potential gain or loss in fair value of our interest rate-sensitive financial instruments. With such estimates, we seek to closely match the duration of our assets to the duration of our liabilities. When the estimated durations of assets and liabilities are similar, exposure to interest rate risk is minimized because a change in the value of assets should be largely offset by a change in the value of liabilities. At December 31, 1997, the adjusted modified duration of our fixed maturity securities and short-term investments was approximately 5.8 years and the duration of our insurance liabilities was approximately 6.7 years.

       If interest rates were to increase by 10 percent from their December 31, 1997 levels, our fixed maturity securities and short-term investments (net of corresponding changes in the value of cost of policies purchased, cost of policies produced and insurance liabilities) would decline in fair value by approximately $545 million. The calculations involved in our computer simulations incorporate numerous assumptions, require significant estimates and assume an immediate change in interest rates without any management of the investment portfolio in reaction to such change. Consequently, potential changes in value of our financial instruments indicated by the simulations will likely be different from the actual changes experienced under given interest rate scenarios, and the differences may be material. Because we actively manage our investments and liabilities, actual losses could be less than those estimated above.

          We manage the composition of our borrowed capital by considering factors such as the ratio of borrowed capital to total capital, the portion of our outstanding capital subject to fixed and variable rates, the current interest rate environment and other market conditions. Our borrowed capital at December 31, 1997, includes commercial paper, notes payable and Company-obligated mandatorily redeemable preferred securities of subsidiary trusts totaling $3.7 billion ($1.8 billion of which is at floating rates and $1.9 billion of which is at fixed rates). Based on the interest rate exposure and prevalent rates at December 31, 1997, a relative 10 percent decrease in interest rates would increase the fair value of our fixed-rate borrowed capital by approximately $75 million. Our interest expense on floating-rate debt will fluctuate as prevailing interest rates change.

          We periodically use options and interest rate swaps to hedge interest rate risk associated with our investments and borrowed capital. Although we had no such agreements outstanding at December 31, 1997, we entered into four interest rate swap agreements in March 1998. The Company entered into such agreements to create a hedge that effectively converts a portion of its fixed-rate borrowed capital into floating-rate instruments for the period during which the agreements are outstanding. Such interest rate swap agreements have an aggregate notional principal amount of $1.0 billion, mature in various years through 2008, and have an average remaining life of seven years. If the counterparties of these interest rate swaps do not meet their obligations, Conseco could have a loss. Conseco limits its exposure to such a loss by diversifying among several counterparties believed to be financially sound and creditworthy. At March 13, 1998, all of the counterparties were rated "A" or higher by Standard & Poor's Corporation. These swap agreements, if in existence when the assumed 10 percent decrease in interest rates occurred (see preceding paragraph), would cause the increase in the fair value of our borrowed capital to be $55.0 million, or $20.0 million less than indicated in the preceding paragraph.

       OUTLOOK

       As indicated in this report, Conseco intends to continue to grow its life and health insurance operations.

       Conseco's operations in 1998 and in future years will be significantly affected by its recently completed acquisitions. After completing an acquisition, Conseco generally seeks to improve results of operations by centralizing, standardizing and more efficiently performing many functions common to most life insurance companies and by focusing on the sale of profitable products. In the case of Colonial Penn, which is engaged primarily in the sale of life insurance through direct marketing, many activities remain at its Philadelphia facility.

       Conseco believes that a number of life insurance companies will become available for acquisition in the next 10 years as a result of strategic restructuring and industry consolidation. The Company may participate in those acquisitions which fit Conseco's strategic growth plan. We evaluate a potential acquisition based on a variety of factors, including its operating results and financial condition, growth potential, management and personnel, potential return on the acquisition in relation to other investment opportunities and internal development of our existing business operations. Conseco's ability to complete acquisitions that achieve those objectives depends on a number of external factors, including: (i) the attitudes of rating agencies toward Conseco's strategic plan and capital structure; (ii) the availability and cost of both debt and equity capital; (iii) pressures that motivate companies to seek to be acquired at a reasonable cost; and (iv) competition from other acquirers, which affects the cost of acquisitions.

       Conseco believes it has the resources and capabilities to continue being a successful acquirer of life insurance companies. It also believes that its past record of successfully acquiring, financing and operating life insurance companies will be an advantage compared with others who may attempt to acquire available candidates. However, many acquisition targets that have been available recently did not appear to provide significant strategic benefits and their asking prices were high relative to their expected value. Management believes it is more beneficial to use Conseco's resources to improve the value of its products, distribution capabilities and operating systems rather than to complete acquisitions that do not offer comparable potential returns on its investment.

       Conseco continually reviews its capital structure, including the need and desirability of restructuring the existing debt and equity of the Company.

       As a result of its recent acquisitions, Conseco has significant in-force business and marketing activity in multiple segments of the life insurance industry, including universal life, whole life, term life, single-premium and flexible-premium deferred and immediate annuities (including variable, indexed and fixed), Medicare supplement insurance, long-term care coverage, specified-disease coverage, and individual and group health insurance. Conseco will continue to concentrate on opportunities to improve the effectiveness of its distribution systems in marketing these products.

       ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

       The information included under the caption "Market-Sensitive Instruments and Risk Management" in "Item 7. Management's Discussion and Analysis of
Consolidated Financial Condition and Results of Operations" is incorporated herein by reference.



ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.


                   Index to Consolidated Financial Statements



                                                                                                                    Page
                                                                                                                    ----
Report of Management...................................................................................................49

Report of Independent Accountants......................................................................................50

Consolidated Balance Sheet at December 31, 1997 and 1996...............................................................51

Consolidated Statement of Operations for the years ended
    December 31, 1997, 1996 and 1995...................................................................................53

Consolidated Statement of Shareholders' Equity
    for the years ended December 31, 1997, 1996 and 1995...............................................................55

Consolidated Statement of Cash Flows for the years ended
    December 31, 1997, 1996 and 1995...................................................................................57

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





       Stephen C. Hilbert                                Rollin M. Dick
     Chairman of the Board,                       Executive Vice President and
          President and                              Chief Financial Officer
     Chief Executive Officer

                        REPORT OF INDEPENDENT ACCOUNTANTS





To the Board of Directors
  and Shareholders
  Conseco, Inc.


       We have audited the accompanying consolidated balance sheet of Conseco, Inc. and Subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

       In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Conseco, Inc. and Subsidiaries as of December 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.



                                            /S/ COOPERS & LYBRAND L.L.P.
                                            ----------------------------
                                            COOPERS & LYBRAND L.L.P.


Indianapolis, Indiana
March 23, 1998



                                              CONSECO, INC. AND SUBSIDIARIES

                                                CONSOLIDATED BALANCE SHEET
                                                December 31, 1997 and 1996
                                                   (Dollars in millions)


                                                          ASSETS


                                                                                             1997              1996
                                                                                             ----              ----
Investments:
    Actively managed fixed maturities at fair value (amortized cost:
       1997 - $22,289.3; 1996 - $17,203.3).............................................   $22,773.7         $17,307.1
    Equity securities at fair value (cost: 1997 - $227.6; 1996 - $97.6)................       228.9              99.7
    Mortgage loans.....................................................................       516.2             356.0
    Credit-tenant loans................................................................       558.6             447.1
    Policy loans.......................................................................       692.4             542.4
    Other invested assets .............................................................       518.1             259.6
    Short-term investments.............................................................       990.5             281.6
    Assets held in separate accounts...................................................       682.8             337.6
                                                                                          ---------         ---------

          Total investments............................................................    26,961.2          19,631.1

Accrued investment income..............................................................       379.3             296.9
Cost of policies purchased.............................................................     2,466.4           2,015.0
Cost of policies produced..............................................................       915.2             544.3
Reinsurance receivables................................................................       849.1             504.2
Income tax assets......................................................................        85.6               8.8
Goodwill (net of accumulated amortization:  1997 - $167.7; 1996 - $83.2)...............     3,637.3           2,200.8
Property and equipment (net of accumulated depreciation: 1997 - $83.8; 1996 - $69.7)...       171.6             110.5
Other assets...........................................................................       449.1             301.1
                                                                                          ---------         ---------

          Total assets.................................................................   $35,914.8         $25,612.7
                                                                                          =========         =========


                                                 (continued on next page)





















                     The accompanying notes are an integral
                       part of the consolidated financial
                                   statements.

                                       51




                                              CONSECO, INC. AND SUBSIDIARIES

                                          CONSOLIDATED BALANCE SHEET (Continued)
                                                December 31, 1997 and 1996
                                                   (Dollars in millions)


                                           LIABILITIES AND SHAREHOLDERS' EQUITY


                                                                                            1997              1996
                                                                                            ----              ----
Liabilities:
    Insurance liabilities:
       Interest sensitive products.....................................................   $17,357.6         $14,795.5
       Traditional products............................................................     5,784.8           3,251.5
       Claims payable and other policyholder funds.....................................     1,668.8             984.9
       Unearned premiums...............................................................       406.1             272.4
       Liabilities related to separate accounts .......................................       682.8             337.6
    Investment borrowings..............................................................     1,389.5             383.4
    Other liabilities..................................................................       995.6             709.5
    Commercial paper...................................................................       448.2               -
    Notes payable......................................................................     1,906.7           1,094.9
                                                                                          ---------         ---------

            Total liabilities..........................................................    30,640.1          21,829.7
                                                                                          ---------         ---------

Minority interest:
    Company-obligated mandatorily redeemable preferred securities
       of subsidiary trusts............................................................     1,383.9             600.0
    Mandatorily redeemable preferred stock of subsidiary...............................         -                97.0
    Common stock of subsidiary.........................................................          .7                .7

Shareholders' equity:
    Preferred stock....................................................................       115.8             267.1
    Common stock and additional paid-in capital (no par value, 1,000,000,000 shares authorized, shares issued and outstanding: 1997 - 186,665,591;
       1996 - 167,128,228).............................................................     2,382.0           2,029.6
    Accumulated other comprehensive income:
       Unrealized appreciation of fixed maturity securities (net of applicable deferred
          income taxes:  1997 - $95.5; 1996 - $21.5)...................................       177.2              39.8
       Unrealized appreciation (depreciation) of other investments (net of applicable
          deferred income taxes:  1997 - $2.6; 1996 - $(.5))...........................         4.8               (.9)
    Retained earnings..................................................................     1,210.3             749.7
                                                                                          ---------         ---------

            Total shareholders' equity.................................................     3,890.1           3,085.3
                                                                                          ---------         ---------

            Total liabilities and shareholders' equity.................................   $35,914.8         $25,612.7
                                                                                          =========         =========












                     The accompanying notes are an integral
                       part of the consolidated financial
                                   statements.




                                              CONSECO, INC. AND SUBSIDIARIES

                                           CONSOLIDATED STATEMENT OF OPERATIONS
                                   for the years ended December 31, 1997, 1996 and 1995
                                       (Dollars in millions, except per share data)

                                                                           1997              1996             1995
                                                                           ----              ----             ----
Revenues:
    Insurance policy income:
       Traditional products.............................................  $2,954.1         $1,384.3        $1,355.6
       Interest sensitive products......................................     456.7            269.9           109.4
    Net investment income...............................................   1,825.3          1,302.5         1,142.6
    Net investment gains................................................     266.5             60.8           204.1
    Fee revenue and other income........................................      65.8             49.8            43.6
                                                                          --------         --------        --------

            Total revenues..............................................   5,568.4          3,067.3         2,855.3
                                                                          --------         --------        --------

Benefits and expenses:
    Insurance policy benefits...........................................   2,185.7          1,173.3         1,075.5
    Change in future policy benefits....................................     182.6             21.7            32.0
    Amounts added to annuity and financial product policyholder account balances:
          Interest......................................................     697.1            620.2           556.6
          Other amounts added to variable and equity-indexed
             annuity products...........................................     109.6             48.4            28.8
    Interest expense on notes payable...................................     109.4            108.1           119.4
    Interest expense on short-term investment borrowings................      42.0             22.0            22.2
    Amortization related to operations..................................     408.8            240.0           203.6
    Amortization related to investment gains............................     181.2             36.0           126.6
    Nonrecurring charges................................................      71.7               -               -
    Other operating costs and expenses..................................     577.2            304.0           272.1
                                                                          --------         --------        --------

          Total benefits and expenses...................................   4,565.3          2,573.7         2,436.8
                                                                          --------         --------        --------

          Income before income taxes, minority interest
              and extraordinary charge .................................   1,003.1            493.6           418.5

Income tax expense......................................................     376.6            179.8            87.0
                                                                          --------         --------        --------

          Income before minority interest and
              extraordinary charge .....................................     626.5            313.8           331.5

Minority interest:
    Distributions on Company-obligated mandatorily redeemable
       preferred securities of subsidiary trusts, net of income taxes...      49.0              3.6              -
    Dividends on preferred stock of subsidiaries........................       3.3              8.9            11.9
    Equity in earnings of subsidiaries..................................        -              22.4            97.1
                                                                          --------         --------         -------

            Income before extraordinary charge .........................     574.2            278.9           222.5

Extraordinary charge on extinguishment of
    debt, net of taxes and minority interest............................       6.9             26.5             2.1
                                                                          --------         --------         -------

            Net income..................................................     567.3            252.4           220.4

Less amounts applicable to preferred stock:
    Charge related to induced conversions...............................      13.2               -               -
    Preferred stock dividends...........................................       8.7             27.4            18.4
                                                                          --------         --------         -------

            Net income applicable to common stock.......................  $  545.4         $  225.0         $ 202.0
                                                                          ========         ========         =======


                                                 (continued on next page)


                     The accompanying notes are an integral
                       part of the consolidated financial
                                   statements.




                                              CONSECO, INC. AND SUBSIDIARIES

                                    CONSOLIDATED STATEMENT OF OPERATIONS (Continued)
                                 for the years ended December 31,  1997, 1996 and 1995
                                      (Dollars in millions, except per share data)


                                                                           1997             1996            1995
                                                                           ----             ----            ----

Earnings per common share:
    Basic:
       Weighted average shares outstanding............................  185,751,000     104,584,000       81,405,000
       Net income before extraordinary charge ........................        $2.98           $2.40            $2.51
       Extraordinary charge ..........................................          .04             .25              .03
                                                                              -----           -----            -----

            Net income................................................        $2.94           $2.15            $2.48
                                                                              =====           =====            =====

    Diluted:
       Weighted average shares outstanding............................  210,179,000     138,860,000      103,881,000
       Net income before extraordinary charge ........................        $2.67           $2.01            $2.14
       Extraordinary charge...........................................          .03             .19              .02
                                                                              -----           -----            -----

            Net income................................................        $2.64           $1.82            $2.12
                                                                              =====           =====            =====























                     The accompanying notes are an integral
                       part of the consolidated financial
                                   statements.

                                       54




                                            CONSECO, INC. AND SUBSIDIARIES

                                  CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                for the years ended December 31, 1997, 1996 and 1995
                                                  (Dollars in millions)

                                                                                   Common stock     Accumulated other
                                                                       Preferred  and additional      comprehensive   Retained
                                                              Total      stock    paid-in capital        income       earnings
                                                              -----      -----    ---------------        ------       --------

Balance, January 1, 1995.................................. $   747.0    $ 283.5      $  165.8           $(139.7)     $   437.4

   Comprehensive income, net of tax:
     Net income...........................................     220.4         -             -                 -           220.4
     Change in unrealized appreciation (depreciation) of
       securities (net of applicable income taxes of
       $132.8 million)....................................     252.4         -             -              252.4             -
                                                           ---------

         Total comprehensive income.......................     472.8

   Issuance of shares for stock options and employee
     benefit plans........................................       6.0         -            6.0                -              -
   Tax benefit related to issuance of shares under stock
     option plans.........................................        .4         -             .4                -              -
   Cost of shares acquired................................     (92.4)        -          (15.0)               -           (77.4)
   Dividends on preferred stock...........................     (18.4)        -             -                 -           (18.4)
   Dividends on common stock..............................      (3.7)        -             -                 -            (3.7)
                                                           ----------   -------      --------           -------      ---------

Balance, December 31, 1995................................   1,111.7      283.5         157.2             112.7          558.3

   Comprehensive income, net of tax:
     Net income...........................................     252.4         -             -                 -           252.4
     Change in unrealized appreciation (depreciation) of
       securities (net of applicable income tax benefit of
       $45.9 million).....................................     (73.8)        -             -              (73.8)            -
                                                           ---------

         Total comprehensive income.......................     178.6

   Issuance of convertible preferred stock................     267.1      267.1            -                 -              -
   Conversion of preferred stock into common shares.......        -      (283.2)        283.2                -              -
   Redemption of preferred stock for cash.................       (.3)       (.3)           -                 -              -
   Issuance of shares in merger transactions..............   1,568.6         -        1,568.6                -              -
   Issuance of shares for stock options and employee
     benefit plans........................................      29.5         -           29.5                -              -
   Tax benefit related to issuance of shares under stock
     option plans.........................................      15.9         -           15.9                -              -
   Cost of issuance of preferred stock....................     (21.7)        -          (21.7)               -              -
   Cost of shares acquired................................     (26.0)        -           (3.1)               -           (22.9)
   Dividends on preferred stock...........................     (27.4)        -             -                 -           (27.4)
   Dividends on common stock..............................     (10.7)        -             -                 -           (10.7)
                                                           ---------    -------      --------           -------      ---------

Balance, December 31, 1996................................   3,085.3      267.1       2,029.6              38.9          749.7


                                                 (continued on following page)



                     The accompanying notes are an integral
                       part of the consolidated financial
                                   statements.




                                                 CONSECO, INC. AND SUBSIDIARIES

                                   CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY, continued
                                    for  the  years  ended December 31, 1997, 1996 and 1995
                                                         (Dollars in millions)

                                                                                   Common stock     Accumulated other
                                                                       Preferred  and additional      comprehensive   Retained
                                                              Total      stock    paid-in capital        income       earnings
                                                              -----      -----    ---------------        ------       --------
Balance, December 31, 1996 (carried forward from
   prior page)............................................$3,085.3    $   267.1      $2,029.6          $   38.9      $   749.7

   Comprehensive income, net of tax:
     Net income...........................................   567.3           -             -                 -           567.3
     Change in unrealized appreciation (depreciation) of
       securities (net of applicable income taxes of
       $77.1 million).....................................   143.1           -             -              143.1             -
                                                          --------

         Total comprehensive income.......................   710.4

   Conversion of preferred stock into common shares.......      -        (151.3)        151.3                -              -
   Issuance of shares in merger transactions..............   471.5           -          471.5                -              -
   Issuance of shares for stock options and agent and
     employee benefit plans...............................   190.9           -          190.9                -              -
   Tax benefit related to issuance of shares under stock
     option plans.........................................    85.2           -           85.2                -              -
   Conversion of convertible debentures into common
     shares...............................................   150.0           -          150.0                -              -
   Cost of shares acquired................................  (711.7)          -         (685.6)               -           (26.1)
   Value of stock purchase contracts, a component of the
     FELINE PRIDES........................................    (3.4)          -           (3.4)               -              -
   Other..................................................    (7.5)          -           (7.5)               -              -
   Amounts applicable to preferred stock:
     Charge related to induced conversion of convertible
       preferred stock....................................   (13.2)          -             -                 -           (13.2)
     Dividends on preferred stock.........................    (8.7)          -             -                 -            (8.7)
   Dividends on common stock..............................   (58.7)          -             -                 -           (58.7)
                                                          --------    ---------      --------           -------       --------

Balance, December 31, 1997................................$3,890.1    $   115.8      $2,382.0           $ 182.0       $1,210.3
                                                          ========    =========      ========           =======       ========


















                     The accompanying notes are an integral
                       part of the consolidated financial
                                   statements.




                                              CONSECO, INC. AND SUBSIDIARIES

                                           CONSOLIDATED  STATEMENT OF CASH FLOWS
                                   for the years ended  December 31, 1997,  1996 and 1995
                                                   (Dollars in millions)

                                                                           1997            1996           1995
                                                                           ----            ----           ----
Cash flows from operating activities:
    Net income.........................................................  $   567.3      $   252.4       $  220.4
    Adjustments to reconcile net income to net
       cash provided by operating activities:
          Amortization and depreciation................................      604.1          336.3          339.4
          Income taxes.................................................      181.0           13.6          (34.7)
          Insurance liabilities........................................     (344.4)        (123.8)          (3.0)
          Amounts added to annuity and financial product policyholder
            account balances...........................................      806.7          668.6          585.4
          Fees charged to insurance liabilities........................     (456.7)        (269.9)        (109.4)
          Accrual and amortization of investment income................      (70.5)         (29.5)         (71.8)
          Deferral of cost of policies produced........................     (602.6)        (308.4)        (282.1)
          Nonrecurring charges.........................................       71.7            -              -
          Minority interest............................................       75.4           26.8           91.9
          Extraordinary charge on extinguishment of debt...............       10.6           36.9            3.7
          Net investment gains.........................................     (266.5)         (60.8)        (204.1)
          Other........................................................      (15.6)         (73.9)         (28.9)
                                                                         ---------      ---------       --------

            Net cash provided by operating activities..................      560.5          468.3          506.8
                                                                         ---------      ---------       --------

Cash flows from investing activities:
    Sales of investments...............................................   18,459.4        8,394.1        7,900.9
    Maturities and redemptions.........................................      750.7          614.3          417.1
    Purchases of investments...........................................  (20,043.8)      (9,409.7)      (9,112.3)
    Acquisition of subsidiaries, net of cash held at the date of the
       mergers.........................................................     (759.7)         (21.7)        (586.3)
    Short-term investments held by CCP Insurance, Inc. before
       consolidation at January 1, 1995................................        -              -            123.0
    Repurchase of equity securities by CCP Insurance, Inc..............        -              -            (44.5)
    Cash paid in reinsurance transactions..............................        -              -            (71.1)
    Other..............................................................        -              (.7)          (3.3)
                                                                         ---------      ---------       --------

            Net cash used by investing activities......................   (1,593.4)        (423.7)      (1,376.5)
                                                                         ---------      ---------       --------


                                                 (continued on next page)

















                     The accompanying notes are an integral
                       part of the consolidated financial
                                   statements.

                                       57



                                                CONSECO, INC. AND SUBSIDIARIES

                                     CONSOLIDATED STATEMENT OF  CASH FLOWS (Continued)
                                   for the years ended December 31, 1997, 1996 and 1995
                                                      (Dollars in millions)

                                                                           1997            1996           1995
                                                                           ----            ----           ----

Cash flows from financing activities:
    Issuance of notes payable of Conseco, net.......................... $ 2,578.8        $  856.0       $  795.2
    Issuance of Company-obligated mandatorily redeemable
       preferred securities of subsidiary trusts.......................     780.4           587.7             -
    Issuance of commercial paper, net..................................     448.2              -              -
    Investment borrowings..............................................     962.5            30.6          298.1
    Issuance of notes payable of affiliates, net - not direct
       obligations of Conseco .........................................        -            459.4          233.4
    Payments on notes payable of Conseco...............................  (2,273.3)       (1,207.9)        (330.0)
    Payments on notes payable of affiliates - not direct
       obligations of Conseco..........................................        -           (926.4)        (269.0)
    Purchase of preferred stock of a subsidiary........................     (98.4)          (12.6)            -
    Deposits to insurance liabilities..................................   2,099.4         1,881.3        1,757.5
    Withdrawals from insurance liabilities.............................  (2,072.3)       (1,842.5)      (1,622.6)
    Issuance of shares for employee benefit plans......................      52.3            20.6            1.8
    Issuance of convertible preferred stock............................        -            257.7             -
    Issuance of equity interests in subsidiaries, net..................        -              2.2           16.8
    Payments to repurchase equity securities of Conseco ...............    (593.3)          (21.5)         (92.4)
    Payments related to the induced conversion of convertible
       preferred stock.................................................     (13.2)             -              -
    Redemption of preferred stock......................................        -              (.3)            -
    Distributions on Company-obligated mandatorily redeemable
       preferred securities of subsidiary trusts.......................     (65.7)           (2.9)            -
    Dividends paid.....................................................     (63.6)          (34.3)         (24.6)
                                                                        ---------        --------       --------

            Net cash provided by financing activities..................   1,741.8            47.1          764.2
                                                                        ---------        --------       --------

            Net increase (decrease) in short-term investments..........     708.9            91.7         (105.5)

Short-term investments, beginning of year..............................     281.6           189.9          295.4
                                                                        ---------        --------       --------

Short-term investments, end of year.................................... $   990.5        $  281.6       $  189.9
                                                                        =========        ========       ========


















                     The accompanying notes are an integral
                       part of the consolidated financial
                                   statements.

                                       58

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

                      ------------------------------------



       1.  SIGNIFICANT ACCOUNTING POLICIES:

       Basis of Presentation

       The following summary explains the accounting policies we use to arrive at the more significant numbers in our financial statements. We have restated all share and per-share amounts for the two-for-one stock splits distributed February 11, 1997 and April 1, 1996. We prepare our financial statements in accordance with generally accepted accounting principles ("GAAP"). We follow the accounting standards established by the Financial Accounting Standards Board, the American Institute of Certified Public Accountants and the Securities and Exchange Commission.

       Conseco, Inc. ("We," "Conseco" or "the Company" ) is a financial services holding company. The Company develops, markets and administers supplemental health insurance, annuity, individual life insurance, individual and group major medical insurance and other insurance products. Conseco's operating strategy is to grow the insurance business within its subsidiaries by focusing its resources on the development and expansion of profitable products and strong distribution channels. Conseco has supplemented such growth by acquiring companies that have profitable niche products and strong distribution systems. Once a company is acquired, our operating strategy has been to consolidate and streamline management and administrative functions where appropriate, to realize superior investment returns through active asset management, to eliminate unprofitable products and distribution channels and to expand and develop the profitable distribution channels and products.

       Consolidation issues. Conseco Capital Partners, L.P. ("Partnership I"), an investment partnership formed by Conseco with other investors, was the Company's vehicle for acquiring four insurance companies: Great American Reserve Insurance Company ("Great American Reserve") in June 1990, Jefferson National Life Insurance Company in November 1990 (it was merged with Great American Reserve in 1994), Beneficial Standard Life Insurance Company ("Beneficial Standard") in March 1991 and Bankers Life and Casualty Company ("Bankers Life") in November 1992. CCP Insurance, Inc. ("CCP"), a newly organized holding company for Partnership I's first three acquisitions, completed an initial public offering ("IPO") in July 1992. In August 1995, we completed the purchase of all the shares of CCP common stock we did not previously own in a transaction pursuant to which CCP was merged with Conseco, with Conseco being the surviving corporation (the merger and related transactions are referred to herein as the "CCP Merger"). As a result, CCP's subsidiaries (Great American Reserve and Beneficial Standard) became wholly owned subsidiaries of the Company. The accounts of CCP are consolidated with Conseco's for all periods in the accompanying financial statements.

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

       Bankers Life Holding Corporation ("BLH"), a company formed by Partnership I to acquire Bankers Life, completed an IPO in March 1993. As a result of the IPO and the acquisition of additional BLH common shares in September 1993, we owned 56 percent of BLH at January 1, 1995. In June 1995, we purchased additional common shares of BLH, increasing the Company's ownership of BLH to 85 percent. Conseco's ownership of BLH increased to 88 percent at December 31, 1995, and 90.5 percent at March 5, 1996, as a result of share repurchases by BLH. On December 31, 1996, we completed the purchase of all of the shares of BLH common stock we did not already own in a transaction pursuant to which BLH merged with a wholly owned subsidiary of Conseco (the "BLH Merger"). The accounts of BLH are consolidated with Conseco's accounts for all periods in the accompanying consolidated financial statements.

       We were required to use step-basis accounting when we acquired the BLH common shares at the various acquisition dates. The assets and liabilities of BLH included in our consolidated balance sheet represent the following combination of values: (i) the portion of BLH's net assets acquired by Conseco in the November 1992 acquisition made by Partnership I is valued as of that acquisition date; (ii) the portion of BLH's net assets acquired in 1993, 1995 and the first quarter of 1996 is valued as of the dates of their purchase; and
(iii) the portion of BLH's net assets acquired in the BLH Merger is valued as of December 31, 1996.

       Conseco Capital Partners II, L.P. ("Partnership II"), Conseco's second investment partnership, acquired American Life Holdings, Inc. ("ALH" and the parent of American Life and Casualty Insurance Company) on September 29, 1994. Because Conseco was the sole general partner of Partnership II, Conseco controlled Partnership II and ALH even though our ownership interest was

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

                      ------------------------------------



less than 50 percent. Because of this control, Conseco's consolidated financial statements were required to include the accounts of ALH.

       On January 1, 1995, Conseco had a 27 percent ownership interest in ALH. On November 30, 1995, ALH issued 2,142,857 shares of its common stock for $30.0 million (including $13.2 million paid by Conseco and its subsidiaries) in a private placement transaction. Conseco's ownership interest in ALH increased to 36 percent at December 31, 1995, as a result of this transaction and changes in our ownership of affiliated companies with ownership interests in ALH.

       On September 30, 1996, we purchased all of the common shares of ALH we did not previously own from Partnership II for $166.0 million in cash (the "ALH Stock Purchase") and Partnership II was terminated. We were required to use step-basis accounting when we acquired the shares of ALH common stock in the ALH Stock Purchase and for our previous acquisitions. As a result, the assets and liabilities of ALH included in the December 31, 1996, consolidated balance sheet represent the following combination of values: (i) the portion of ALH's net assets acquired by Conseco in the initial acquisition of ALH made by Partnership II is valued as of September 29, 1994; (ii) the portion of ALH's net assets acquired on November 30, 1995 is valued as of that date; and (iii) the portion of ALH's net assets acquired in the ALH Stock Purchase is valued as of September 30, 1996.

       On August 2, 1996, we completed the acquisition (the "LPG Merger") of Life Partners Group, Inc. ("LPG") and LPG became a wholly owned subsidiary of Conseco. On December 17, 1996, we completed the acquisition (the "ATC Merger") of American Travellers Corporation ("ATC") and ATC was merged with and into Conseco, with Conseco being the surviving corporation. On December 23, 1996, we completed the acquisition (the "THI Merger") of Transport Holdings Inc. ("THI") and THI was merged with and into Conseco, with Conseco being the surviving corporation. On March 4, 1997, we completed the acquisition (the "CAF Merger") of Capitol American Financial Corporation ("CAF") and CAF became a wholly owned subsidiary of Conseco. On May 30, 1997, we completed the acquisition (the "PFS Merger") of Pioneer Financial Services, Inc. ("PFS") and PFS became a wholly owned subsidiary of Conseco. On September 30, 1997, we completed the acquisition (the "Colonial Penn Purchase") of Colonial Penn Life Insurance Company and Providential Life Insurance Company and certain other assets (collectively referred to as "Colonial Penn"). Colonial Penn became a wholly owned subsidiary of Conseco. On December 5, 1997, we completed the acquisition (the "WNIC Merger") of Washington National Corporation ("WNIC") and WNIC became a wholly owned subsidiary of Conseco. The accounts of LPG are consolidated with Conseco effective July 1, 1996; the accounts of ATC and THI are consolidated effective December 31, 1996; the accounts of CAF are consolidated effective January 1, 1997; the accounts of PFS are consolidated effective April 1, 1997; the accounts of Colonial Penn are consolidated effective September 30, 1997; and the accounts of WNIC are consolidated effective December 1, 1997.

       Neither "consolidation" nor "non-consolidation" methods of accounting for partially owned subsidiaries affect our reported net income or shareholders' equity. Our consolidated financial statements do not include the results of material transactions between us and our consolidated affiliates, or among our consolidated affiliates. We reclassified some amounts in our 1996 and 1995
consolidated   financial   statements   and  notes  to  conform  with  the  1997
presentation.

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

             Trading - fixed maturity securities that we buy principally for the purpose of selling in the near term. We carry trading securities at estimated fair value. We include any unrealized gain or loss in net investment gains (losses). We held $64.8 million of trading securities at December 31, 1997, which are included in other invested assets. We did not hold any trading securities at December 31, 1996 or 1995.

             Held to maturity - fixed maturity securities that we have the ability and positive intent to hold to maturity. When we own such securities, we carry them at amortized cost. We may dispose of these securities if the credit quality of the issuer deteriorates, if regulatory requirements change or under other unforeseen circumstances. We have not held any held to maturity securities since implementing SFAS 115 in 1993.

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

       The unrealized gains and losses and the related adjustments described above have no effect on our earnings. We record them, net of tax and other adjustments, to shareholders' equity. The following table summarizes the effect of these adjustments on the related balance sheet accounts as of December 31, 1997:

                                                                                    Effect of fair value
                                                                                        adjustment to
                                                                    Balance           actively managed
                                                                    before             fixed maturity          Reported
                                                                  adjustment             securities             amount
                                                                  ----------             ----------             ------
                                                                                    (Dollars in millions)

Actively managed fixed maturity securities....................    $22,289.3                $  484.4            $22,773.7
Other balance sheet items:
   Cost of policies purchased.................................      2,639.0                  (172.6)             2,466.4
   Cost of policies produced..................................        949.9                   (34.7)               915.2
   Other......................................................          -                      (4.4)                (4.4)
   Income tax assets..........................................        181.1                   (95.5)                85.6
                                                                                            -------

       Unrealized appreciation of fixed maturity securities,
          net.................................................                              $ 177.2
                                                                                            =======

       When there are changes in conditions that cause us to transfer a fixed maturity investment to a different category (i.e., actively managed, trading or held to maturity), we transfer it at its fair value on that date. We account for the security's unrealized gain or loss (such amounts were immaterial in 1997) as follows:

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

       Other invested assets include: (i) trading securities; (ii) Standard & Poor's 500 Call Options ("S&P 500 Call Options"); and (iii) certain non-traditional investments. Trading securities are carried at estimated fair value as described above. The S&P 500 Call Options are also carried at estimated fair value and are further described below under "Financial Instruments." Non-traditional investments include investments in venture capital funds, limited partnerships, mineral rights and promissory notes and are accounted for using either the cost method, or for investments in partnerships over whose operations the Company exercises significant influence, the equity method.

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

       When we sell a security (other than a trading security), we report the difference between our sale proceeds and its amortized cost as an investment gain or loss.

       We regularly evaluate all of our CTLs, mortgage loans and other investments based on current economic conditions, credit loss experience and other investee-specific developments. If there is a decline in a security's net realizable value that is other than temporary, we treat it as a realized loss and we reduce our cost basis of the security to its estimated fair value.

       Separate Accounts

       Separate accounts are funds on which investment income and gains or losses accrue directly to certain policyholders. The assets of these accounts are legally segregated. They are not subject to the claims that may arise out of any other business of Conseco. We report separate account assets at market value; the underlying investment risks are assumed by the contract holders. We record the related liabilities at amounts equal to the underlying assets; the fair value of these liabilities equals their carrying amount.

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

       After we determine the cost of policies purchased, we amortize that amount and evaluate recoverability in the same manner as cost of policies produced as described below.

       The cost of policies purchased related to acquisitions completed prior to November 19, 1992 (representing 8 percent of the balance of cost of policies purchased at December 31, 1997) is amortized under a slightly different method than that described above. However, the effect of the different method on 1997 net income was insignificant.

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

                      ------------------------------------



       Cost of Policies Produced

       The costs that vary with and are primarily related to producing new business are referred to as cost of policies produced. They consist primarily of commissions, first-year bonus interest and certain costs of policy issuance and underwriting, net of fees charged to the policy in excess of ultimate fees charged. To the extent that they are recoverable from future profits, we defer these costs and amortize them, using the interest rate credited to the underlying policies, as follows:

       - For universal life-type contracts and investment-type contracts, in relation to the present value of expected gross profits from the contracts.

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

       Goodwill

       Goodwill is the excess of the amount we paid to acquire a company over the fair value of its net assets. We amortize goodwill on the straight-line basis over a 40-year period. We continually monitor the value of our goodwill based on our estimates of future earnings. We determine whether goodwill is fully recoverable from projected undiscounted net cash flows from earnings of the subsidiaries over the remaining amortization period. If we were to determine that changes in such projected cash flows no longer supported the recoverability of goodwill over the remaining amortization period, we would reduce its carrying value with a corresponding charge to expense or shorten the amortization period (no such changes have occurred). Cash flows considered in such an analysis are those of the business acquired, if separately identifiable, or the business segment that acquired the business if such earnings are not separately identifiable.

       Property and Equipment

       We carry property and equipment at depreciated cost. We depreciate property and equipment on a straight-line basis over the estimated useful lives of the assets, which average approximately 13 years. Our depreciation expense was $19.2 million in 1997, $11.9 million in 1996 and $9.3 million in 1995.

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

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

                      ------------------------------------



       We calculate our reserves for traditional and limited-payment life contracts generally using the net-level-premium method, based on assumptions as to investment yields, mortality, withdrawals and dividends. We make these assumptions at the time we issue the contract or, in the case of contracts acquired by purchase, at the purchase date. We base these assumptions on projections from past experience, modified as necessary to reflect anticipated trends and making allowance for possible unfavorable deviation.

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

       Income Taxes

       Our income tax expense includes deferred income taxes arising from temporary differences between the tax and financial reporting bases of assets and liabilities. This liability method of accounting for income taxes also requires us to reflect in income the effect of a tax-rate change on accumulated deferred income taxes in the period in which the change is enacted.

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

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

                      ------------------------------------


       Minority Interest

       Our consolidated financial statements for 1995 and 1996 include all of the assets, liabilities, revenues and expenses of BLH and ALH, even though we did not own all of the common stock of these subsidiaries until December 1996. We make a charge against consolidated income for: (i) the share of earnings allocable to minority interests; (ii) dividends on preferred stock of subsidiaries; and (iii) distributions on the Company-obligated mandatorily redeemable preferred securities of subsidiary trusts. We show the shareholders' equity of such entities allocable to the minority interests separately on our consolidated balance sheet.

       We report Company-obligated mandatorily redeemable preferred securities of subsidiary trusts at their book value under minority interest. We charge the distributions on these securities against consolidated income.

       Earnings Per Share

       As of December 31, 1997, we adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share"("SFAS 128"). SFAS 128 provides new accounting and reporting standards for earnings per share. It replaces primary and fully diluted earnings per share with basic and diluted earnings per share. Basic earnings per share excludes dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share represents the potential dilution that could occur if all convertible securities, warrants and stock options were exercised and converted into common stock if their effect is dilutive. The diluted earnings per share calculation assumes that the proceeds received upon the conversion of all dilutive options and warrants are used to repurchase the Company's common shares at the average market price of such shares during the period. Prior period earnings per share amounts have been restated. We have also restated all share and per-share amounts for the two-for-one stock splits distributed February 11, 1997 and April 1, 1996.

       Comprehensive Income

       As of December 31, 1997, we adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 establishes standards for reporting and presentation of comprehensive income and its components in a full set of financial statements. Comprehensive income includes all changes in shareholders' equity (except those arising from transactions with shareholders) and includes net income and net unrealized gains (losses) on securities. The new standard requires only additional disclosures in the consolidated financial statements; it does not affect our financial position or results of operations.

       Comprehensive income excludes net investment gains (losses) included in net income of: (i) $42.1 million (after income taxes of $22.6 million) in 1997;
(ii) $(2.0)  million  (after  income tax benefit of $1.0  million) in 1996;  and
(iii) $48.1 million (net of income taxes of $25.9 million) in 1995.

       Use of Estimates

       Our financial statements have been prepared in accordance with GAAP. As such, they include amounts based on our informed estimates and judgment, with consideration given to materiality. We use many estimates and assumptions calculating amortized value and recoverability of securities, cost of policies produced, cost of policies purchased, goodwill, insurance liabilities, guaranty fund assessment accruals, liabilities for litigation, and deferred income taxes. Actual results could differ from reported results using those estimates.

       Financial Instruments

       In 1996, we introduced equity-indexed annuity products, which provide a guaranteed base rate of return with a higher potential return linked to the performance of a broad-based equity index. We buy S&P 500 Call Options in an effort to hedge potential increases to policyholder benefits resulting from increases in the S&P 500 Index to which the product's return is linked. We include the cost of the S&P 500 Call Options in the pricing of the equity-indexed annuity products. We reflect changes in the values of the S&P 500 Call Options, which fluctuate in relation to changes in policyholder account balances for these annuities, in net investment income. Premiums paid to purchase these instruments are deferred and amortized over their term.

       During the year ended December 31, 1997, net investment income increased by $39.4 million as a result of changes in the value of the S&P 500 Call Options. Such investment income was substantially offset by amounts added to policyholder account balances

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

                      ------------------------------------

for annuities and financial products. The value of the S&P 500 Call Options was $41.4 million at December 31, 1997. We classify such instruments as other invested assets.

       If the counterparties of the aforementioned financial instruments do not meet their obligations, Conseco may have to recognize a loss. Conseco limits its exposure to such a loss by diversifying among several counterparties believed to be strong and creditworthy. At December 31, 1997, all of the counterparties were rated "A"or higher by Standard & Poor's Corporation.

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

       Fair Values of Financial Instruments

       We use the following methods and assumptions to determine the estimated fair values of financial instruments:

       Investment securities. For fixed maturity securities (including redeemable preferred stocks) and for equity and trading securities, we use quotes from independent pricing services, where available. For investment securities for which such quotes are not available, we use values obtained from broker-dealer market makers or by discounting expected future cash flows using a current market rate appropriate for the yield, credit quality, and for fixed maturity securities, the maturity of the investment being priced.

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

       Other assets. The portion of other assets in 1996 representing the value attributable to the U.S. Treasury securities held in escrow for the future redemption of mandatorily redeemable preferred stock of a subsidiary of ALH are based on quoted market prices. In 1997, the redeemable preferred stock was redeemed and the securities held in escrow were released.

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

       Other liabilities. The portion of other liabilities representing the value attributable to the conversion features of subordinated convertible debentures acquired in conjunction with the ATC Merger and the PFS Merger are valued at estimated fair value.

       Company-obligated   mandatorily   redeemable   preferred   securities  of
       subsidiary trusts. We use quoted market prices.

       Mandatorily redeemable preferred stock of a subsidiary of ALH (a component of minority interest). The estimated fair value of redeemable preferred stock which is publicly-traded is based on quoted market prices. The estimated fair value of the privately placed redeemable preferred stock is determined by discounting expected future cash flows using assumed incremental dividend rates for similar duration securities. These securities were redeemed in 1997.

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

                      ------------------------------------



       Here are the estimated fair values of our financial instruments:

                                                                               1997                         1996
                                                                   ------------------------      -------------------------
                                                                   Carrying           Fair       Carrying            Fair
                                                                    Amount            Value       Amount             Value
                                                                    ------            -----       ------             -----
                                                                                     (Dollars in millions)

Financial assets held for purposes other than trading:
       Actively managed fixed maturities......................    $22,773.7       $22,773.7      $17,307.1       $17,307.1
       Equity securities .....................................        228.9           228.9           99.7            99.7
       Mortgage loans.........................................        516.2           551.0          356.0           356.1
       Credit-tenant loans....................................        558.6           587.2          447.1           446.3
       Policy loans...........................................        692.4           692.4          542.4           542.4
       Other invested assets..................................        453.3           453.3          259.6           259.6
       Short-term investments.................................        990.5           990.5          281.6           281.6
       Other assets...........................................          -               -             45.6            49.1

Financial liabilities held for purposes other than trading:
       Insurance liabilities for investment contracts (1).....     12,724.0        12,724.0       11,491.6        11,491.6
       Investment borrowings..................................      1,389.5         1,389.5          383.4           383.4
       Other liabilities......................................         72.6            95.1          145.5           145.5
       Commercial paper.......................................        448.2           448.2            -               -
       Notes payable..........................................      1,906.7         1,950.6        1,094.9         1,140.8
       Company-obligated mandatorily redeemable
          preferred securities of subsidiary trusts...........      1,383.9         1,491.6          600.0           604.3
       Mandatorily redeemable preferred stock of a subsidiary
          (a component of minority interest)..................          -               -             97.0            97.0

    (1) The estimated fair value of the liabilities for investment contracts was approximately equal to its carrying value at December 31, 1997 and 1996. This was because interest rates credited on the vast majority of account balances approximate current rates paid on similar investments and because these rates are not generally guaranteed beyond one year. We are not required to disclose fair values for insurance liabilities, other than those for investment contracts. However, we take into consideration the estimated fair values of all insurance liabilities in our overall management of interest rate risk. We attempt to minimize exposure to changing interest rates by matching investment maturities with amounts due under insurance contracts.

       Recently Issued Accounting Standards

       Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities" ("SFAS 125") was issued in June 1996 and provides accounting and reporting standards for transfers of financial assets and extinguishments of liabilities. SFAS 125 is effective for 1997 financial statements; however, certain provisions relating to accounting for repurchase agreements and securities lending are not effective until January 1, 1998. Provisions effective in 1997 did not have any effect on our financial position or results of operations. The adoption of provisions effective in 1998 are not expected to have a material effect on our financial position or results of operations.

       Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131") establishes new standards for reporting about operating segments and products and services, geographic areas and major customers. Under SFAS 131, segments are to be defined consistent with the basis management uses internally to assess performance and allocate resources. Implementing SFAS 131 will have no impact on the consolidated amounts we report, and we do not expect any significant changes to our segment disclosures. SFAS 131 is effective for our December 31, 1998 financial statements.

      Statement of Financial Accounting Standards No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" ("SFAS 132") was issued in February 1998 and revises current disclosure requirements for employers' pensions and other
                                       68

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

                      ------------------------------------

retiree benefits. SFAS 132 will have no effect on our financial position or results of operations. SFAS 132 is effective for our December 31, 1998 financial statements.

       Statement of Position 97-3, "Accounting by Insurance and Other Enterprises for Insurance-Related Assessments" ("SOP 97-3") was issued by the American Institute of Certified Public Accountants in December 1997 and provides guidance for determining when an insurance company or other enterprise should recognize a liability for guaranty-fund assessments and guidance for measuring the liability. The statement is effective for 1999 financial statements with early adoption permitted. The adoption of this statement is not expected to have a material effect on our financial position or results of operations.

       2. ACQUISITIONS/DISPOSITIONS:

       CCP Insurance, Inc.

       At January 1, 1995, we owned 45 percent of the common stock of CCP, which was acquired through several separate transactions beginning in 1990. In early 1995, CCP repurchased an additional 2.2 million shares under this program increasing our ownership interest to 49 percent.

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

       Bankers Life Holding Corporation

       At January 1, 1995, we owned 58 percent of the common stock of BLH, which was acquired in various transactions beginning in 1992. During 1995, we acquired
12.8 million shares of BLH common stock for $262.4 million in open market and negotiated transactions, increasing our ownership of BLH to 85 percent. Income tax expense was reduced by $66.5 million in the second quarter of 1995 as a result of the release of deferred income taxes previously accrued on income related to BLH. Such deferred tax was no longer required since we were permitted to file a consolidated tax return with BLH. In addition, BLH repurchased 2.2 million shares of its common stock during 1995 at a cost of $42.1 million, increasing our ownership interest in BLH to 88 percent as of December 31, 1995. During the first three months of 1996, BLH repurchased 1.3 million shares of its common stock at a cost of $27.7 million. As a result of such repurchases, Conseco's ownership interest in BLH increased to 90.5 percent.

       On December 31, 1996, we completed the BLH Merger. Each outstanding share of BLH common stock not already owned by Conseco was exchanged for 0.7966 of a share of Conseco common stock. We issued 3.9 million shares of common stock (including .1 million common equivalent shares in exchange for BLH's outstanding options) with a value of $123.0 million.

       American Life Holdings, Inc.

       At January 1, 1995, we owned 27 percent of ALH through our direct investment and through our investment in Partnership II. On November 30, 1995, ALH issued 2,142,857 shares of its common stock for $30.0 million (including $13.2 million paid by Conseco and its subsidiaries) in a private placement transaction. Eighty percent of the shares were purchased by Partnership II and the remainder were purchased by the other holders of ALH common stock. The proceeds from the sale were used to reduce the amount of ALH's outstanding debt. In accordance with the Partnership II agreement, Conseco earned fees of $.2 million (net of taxes of $.1 million) for services in connection with such transaction. On September 30, 1996, we repurchased all of the common shares of ALH we did not already own for $166.0 million in cash in the ALH Stock Purchase.

       The Partnership II agreement provided that an additional ownership interest in ALH would be allocated to Conseco if returns to the limited partners were in excess of prescribed targets. Upon termination of Partnership II, such targets were exceeded and the additional ownership interest allocated to Conseco was recognized as follows: (i) $10.2 million, which represents Conseco's increased ownership interest in the previously reported net income of Partnership II, was recorded as a reduction of amounts that would otherwise be charged to the minority interest; and (ii) $16.6 million was recorded as net investment gains. Such income of Conseco

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

                      ------------------------------------

was offset by $16.2 million of expenses incurred in connection with the realization of the investment gains.

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

       The LPG Merger was accounted for under the purchase method of accounting. Under this method, we allocated the cost to acquire LPG to the assets and liabilities acquired based on their fair values as of July 1, 1996, and recorded the excess of the total purchase cost over the fair value of the liabilities we assumed as goodwill. The LPG Merger did not qualify to be accounted for under the pooling of interest method in accordance with Accounting Principles Board Opinion No. 16, Business Combinations ("APB No.16"), because of Conseco's significant common stock repurchases.

       American Travellers Corporation

       On December 17, 1996, we completed the ATC Merger. Each outstanding share of ATC common stock was exchanged for 1.1672 shares of Conseco common stock. We issued 21.0 million shares of common stock (including .9 million common equivalent shares issued in exchange for ATC's outstanding options) with a value of $630.9 million. We also assumed ATC's convertible subordinated debentures, which are convertible into 7.9 million shares of Conseco common stock with a value of $248.3 million (of which $102.8 million, representing the principal amount outstanding, was classified as notes payable and $145.5 million, representing the additional value attributable to the conversion feature, was classified as other liabilities).

       The ATC Merger was accounted for under the purchase method of accounting effective December 31, 1996. Under this method, we allocated the cost to acquire ATC to the assets and liabilities acquired based on fair values as of the date of the ATC Merger, and reported the excess of the total purchase cost over the fair value of the assets acquired less the fair value of the liabilities assumed as goodwill. The ATC Merger did not qualify to be accounted for under the pooling of interests method in accordance with APB No. 16 because an affiliate of ATC sold a portion of the Conseco common stock received in the ATC Merger shortly after the consummation of the ATC Merger.

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

       The THI Merger was accounted for under the purchase method of accounting effective December 31, 1996. Under this method, we allocated the cost to acquire THI to the assets and liabilities acquired based on fair values as of the date of the THI Merger. There was no goodwill acquired with the THI Merger. The THI Merger did not qualify to be accounted for under the pooling of interests method in accordance with APB No. 16 because THI was a subsidiary of another corporation within two years of the transaction.

       Capitol American Financial Corporation

       On March 4, 1997, we completed the CAF Merger. Each outstanding share of CAF common stock was exchanged for $30.75 in cash plus 0.1647 of a share of Conseco common stock. We paid $552.8 million (including acquisition expenses of $14.2 million) in cash and issued 3.0 million shares of common stock (including
 .1 million common equivalent shares issued in exchange for CAF's outstanding options) with a value of $117.4 million. In addition, we assumed a $31.0 million note payable of CAF, which we repaid on the merger date.

       The CAF Merger was accounted for under the purchase method of accounting effective January 1, 1997. Under this method, we allocated the cost to acquire CAF to the assets and liabilities acquired based on fair values as of the date of the CAF Merger, and

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

                      ------------------------------------



reported the excess of the total purchase cost over the fair value of the assets acquired less the fair value of the liabilities assumed as goodwill.

       Pioneer Financial Services, Inc.

       On May 30, 1997, we completed the PFS Merger. Each outstanding share of PFS common stock was exchanged for .7077 of a share of Conseco common stock. We issued 9.0 million shares of common stock (including .6 million common equivalent shares issued in exchange for PFS's outstanding options) with a value of $354.1 million. We also assumed PFS's convertible subordinated notes, which are convertible into 3.1 million shares of Conseco common stock, with a value of $130.6 million (of which $86.3 million, representing the principal amount outstanding, was classified as notes payable and $44.3 million, representing the additional value attributable to the conversion feature, was classified as other liabilities). In addition, we assumed a $21.3 million note payable of PFS, which we repaid on the merger date.

       The PFS Merger was accounted for under the purchase method of accounting effective April 1, 1997. Under this method, we allocated the cost to acquire PFS to the assets and liabilities acquired based on fair values as of the date of the PFS Merger, and reported the excess of the total purchase cost over the fair value of the assets acquired less the fair value of the liabilities assumed as goodwill. The PFS Merger did not qualify to be accounted for under the pooling of interests method in accordance with APB No. 16 because an affiliate of PFS sold a portion of his holdings of PFS common stock after the PFS Merger was announced.

       Colonial Penn

       On September 30, 1997, we completed the Colonial Penn Purchase from Leucadia National Corporation ("Leucadia") for $460.0 million in cash and notes payable. The Colonial Penn Purchase was funded with: (i) $60.0 million in cash which was borrowed under our bank credit facility; and (ii) notes payable to Leucadia (the "Leucadia Notes") totaling $400.0 million.

       The Colonial Penn Purchase was accounted for under the purchase method of accounting effective September 30, 1997. Under this method, we allocated the cost to acquire Colonial Penn to the assets and liabilities acquired based on fair values as of the date of the Colonial Penn Purchase, and reported the excess of the total purchase cost over the fair value of the assets acquired less the fair value of the liabilities assumed as goodwill.

       Washington National Corporation

       On December 5, 1997, we completed the WNIC Merger. In the merger, each share of WNIC common stock was converted into the right to receive $33.25 in cash. We paid $400.6 million in cash, of which $73.7 million was funded through a dividend to Conseco from WNIC. The remaining purchase price was funded with amounts borrowed under our bank credit facilities.

       We accounted for the WNIC Merger under the purchase method of accounting effective December 1, 1997. Under this method, we allocated the cost to acquire WNIC to the assets and liabilities acquired based on fair values as of the date of the WNIC Merger, and reported the excess of the total purchase cost over the fair value of the assets acquired less the fair value of the liabilities assumed as goodwill.

       Effect of Merger Transactions on Consolidated Financial Statements

       We used purchase accounting to account for all our acquisitions during 1997, 1996 and 1995. We allocated the total purchase cost of acquisitions completed in 1997 to the assets and liabilities acquired, based on a preliminary determination of their fair values. We may adjust this allocation when we make a final determination of such values (within one year of the acquisition date). We don't expect any adjustment to be material, however.

       The following unaudited pro forma results of operations of the Company are presented as if the following had occurred as of January 1, 1995: (i) the LPG Merger; (ii) the call for redemption of Conseco's Series D Convertible Preferred Stock (the "Series D Call") completed on September 26, 1996; (iii) the ALH Stock Purchase; (iv) the issuance of $600.0 million of Company-obligated mandatorily redeemable preferred securities of subsidiary trusts (see note 8);
(v) the ATC Merger; (vi) the THI Merger; (vii) the BLH Merger; (viii) the CCP Merger; (ix) the increase of Conseco's ownership in BLH to 90.4 percent, as a result of purchases of BLH common shares in 1995 and 1996; (x) the issuance of
4.37 million shares of Preferred Redeemable Increased Dividend Equity

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

                      ------------------------------------



Securities,  7% PRIDES  Convertible  Preferred Stock ("PRIDES") in January 1996;
(xi) the BLH tender offer for and repurchase of its 13 percent senior subordinated notes due 2002 and related financing transactions completed in March 1996; and (xii) the debt restructuring of ALH in the fourth quarter of 1995. The pro forma data are not necessarily indicative of the results of Conseco's operations had these transactions occurred on January 1, 1995, nor the results of future operations. We have not presented pro forma data for the 1997 acquisitions because, in accordance with the disclosure requirements of the Securities and Exchange Commission, such acquisitions are not significant individually or in the aggregate.

                                                                                                   1996             1995(1)
                                                                                                   ----             -------
                                                                                                     (Dollars in millions,
                                                                                                     except per share data)

Revenues......................................................................................   $3,967.8         $4,031.6
Income before extraordinary charge............................................................      352.7            314.1

Income before extraordinary charge per common share:
     Basic....................................................................................      $2.10            $1.80
     Diluted..................................................................................       1.79             1.63


(1) We have excluded $74.9 million from pro forma income before extraordinary charge and $.39 from income before extraordinary charge per diluted common share. These amounts related to the release of deferred income taxes that are no longer required to be accrued as a result of the CCP Merger and the purchase of additional BLH common shares in 1995.


       3.   INVESTMENTS:

       At December 31, 1997, the amortized cost and estimated fair value of actively managed fixed maturities were as follows:

                                                                                        Gross         Gross      Estimated
                                                                         Amortized   unrealized    unrealized      fair
                                                                           cost         gains        losses        value
                                                                           ----         -----        ------        -----
                                                                                         (Dollars in millions)
United States Treasury securities and obligations of
    United States government corporations and agencies..................   $   541.4     $ 20.9      $   .1     $   562.2
Obligations of states and political subdivisions........................       277.1        8.3          .8         284.6
Debt securities issued by foreign governments...........................       204.3        4.4         9.6         199.1
Public utility securities...............................................     2,267.5       69.0        26.0       2,310.5
Other corporate securities..............................................    12,300.5      352.9        86.5      12,566.9
Mortgage-backed securities .............................................     6,698.5      156.0         4.1       6,850.4
                                                                           ---------     ------      ------     ---------

       Total actively managed fixed maturities..........................   $22,289.3     $611.5      $127.1     $22,773.7
                                                                           =========     ======      ======     =========


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
                                                                           =========     ======      ======     =========

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

                      ------------------------------------




       At December 31, 1997, the amortized cost and estimated fair value of actively managed fixed maturities based upon the pricing source used to determine estimated fair value were as follows:

                                                                                                                 Estimated
                                                                                                     Amortized     fair
                                                                                                        cost       value
                                                                                                        ----       -----
                                                                                                     (Dollars in millions)

Nationally recognized pricing services............................................................   $18,272.9    $18,703.7
Broker-dealer market makers.......................................................................     1,808.9      1,831.8
Internally developed methods (calculated based  on a weighted-average
   current market yield of 7.0 percent)...........................................................     2,207.5      2,238.2
                                                                                                     ---------    ---------

       Total actively managed fixed maturities....................................................   $22,289.3    $22,773.7
                                                                                                     =========    =========


       The following table sets forth fixed maturity investments at December 31, 1997, classified by rating categories. The category assigned is the highest rating by a nationally recognized statistical rating organization or, as to $651.2 million fair value of fixed maturities not rated by such firms, the rating assigned by the National Association of Insurance Commissioners ("NAIC"). For purposes of the table, NAIC Class 1 is included in the "A" rating; Class 2, "BBB-"; Class 3, "BB-"; and Classes 4-6, "B+ and below."

                                                                  Percent of                  Percent of
                       Investment rating                       fixed maturities            total investments
                       -----------------                       ----------------            -----------------


                          AAA..................................       35%                          29%
                          AA...................................        8                            7
                          A....................................       24                           20
                          BBB+.................................        8                            7
                          BBB..................................       11                            9
                          BBB- ................................        7                            6
                                                                   -----                          ---

                              Investment grade.................       93                           78
                                                                   -----                          ---

                          BB+..................................        2                            2
                          BB...................................        1                            1
                          BB-..................................        1                            1
                          B+ and below.........................        3                            2
                                                                   -----                          ---

                             Below-investment grade............        7                            6
                                                                   -----                          ---

                                 Total fixed maturities........      100%                          84%
                                                                     ===                           ==

       The following table sets forth below-investment-grade fixed maturity investments as of December 31, 1997, summarized by the amount their amortized cost exceeds fair value:

                                                                                                                 Estimated
                                                                                                 Amortized         fair
                                                                                                   cost            value
                                                                                                   ----            -----
                                                                                                   (Dollars in millions)
Amortized cost exceeds fair value by 30% or more.................................................$      9.5     $     4.7
Amortized cost exceeds fair value by 15%, but less than 30%......................................     141.3         110.0
Amortized cost exceeds fair value by 5%, but less than 15%.......................................     158.7         142.3
All others.......................................................................................   1,215.6       1,239.2
                                                                                                   --------      --------

       Total below-investment-grade fixed maturity investments...................................  $1,525.1      $1,496.2
                                                                                                   ========      ========

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

                      ------------------------------------



       The following table sets forth the amortized cost and estimated fair value of actively managed fixed maturities at December 31, 1997, by contractual maturity. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties and because most mortgage-backed securities provide for periodic payments throughout their lives.

                                                                                                                 Estimated
                                                                                                 Amortized         fair
                                                                                                   cost            value
                                                                                                   ----            -----
                                                                                                  (Dollars in millions)

Due in one year or less.........................................................................  $   238.9      $   239.8
Due after one year through five years...........................................................    2,243.1        2,264.7
Due after five years through ten years..........................................................    5,481.4        5,539.5
Due after ten years.............................................................................    7,627.4        7,879.3
                                                                                                  ---------      ---------

     Subtotal...................................................................................   15,590.8       15,923.3
Mortgage-backed securities......................................................................    6,698.5        6,850.4
                                                                                                  ---------      ---------

        Total actively managed fixed maturities ................................................  $22,289.3      $22,773.7
                                                                                                  =========      =========

        Equity securities consisted of the following:

                                                                                December 31, 1997      December 31, 1996
                                                                              --------------------     --------------------
                                                                                         Estimated               Estimated
                                                                                           fair                    fair
                                                                              Cost         value        Cost       value
                                                                              ----         -----        ----       -----
                                                                                         (Dollars in millions)

Preferred stock, non-redeemable..........................................    $149.3        $152.5        $64.7      $66.3
Common stock.............................................................      78.3          76.4         32.9       33.4
                                                                             ------        ------       ------      -----

       Total equity securities...........................................    $227.6        $228.9        $97.6      $99.7
                                                                             ======        ======        =====      =====



       Net investment income consisted of the following:

                                                                                          1997         1996         1995
                                                                                          ----         ----         ----
                                                                                               (Dollars in millions)

Fixed maturities.....................................................................   $1,467.5      $1,109.5    $  988.6
Equity securities....................................................................       23.6           6.5         2.8
Mortgage loans.......................................................................       39.5          42.6        43.3
Credit-tenant loans..................................................................       44.5          28.8        19.7
Policy loans.........................................................................       38.6          25.9        19.4
Equity-indexed products..............................................................       39.4           -           -
Other invested assets................................................................       74.8          27.8        17.5
Short-term investments...............................................................       39.6          15.6        26.4
Separate accounts....................................................................       70.3          48.4        28.8
                                                                                        --------      --------    --------

      Gross investment income........................................................    1,837.8       1,305.1     1,146.5
Investment expenses..................................................................       12.5           2.6         3.9
                                                                                        --------      --------    --------

      Net investment income..........................................................   $1,825.3      $1,302.5    $1,142.6
                                                                                        ========      ========    ========


       The carrying value of fixed maturity investments and mortgage loans not accruing investment income totaled $3.1 million, $2.1 million and $1.5 million at December 31, 1997, 1996 and 1995, respectively.

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

                      ------------------------------------

       The proceeds from sales of fixed maturity investments were $18.1 billion in 1997, $8.2 billion in 1996, and $7.9 billion in 1995.

       Investment gains (losses), net of investment gain expenses, were included in revenue as follows:

                                                                                           1997         1996         1995
                                                                                           ----         ----         ----
                                                                                                (Dollars in millions)
Fixed maturities:
    Gross gains.........................................................................  $342.6       $126.8       $270.8
    Gross losses........................................................................   (41.4)       (52.5)       (17.5)
    Other than temporary decline in fair value..........................................    (1.2)         (.6)       (21.9)
                                                                                          ------       ------       ------

         Net investment gains from fixed maturities before expenses.....................   300.0         73.7        231.4

Equity securities.......................................................................    13.2          2.6           .4
Mortgages...............................................................................     (.8)         (.4)        (2.1)
Other than temporary decline in fair value of other invested assets.....................      -          (8.3)        (3.0)
Other...................................................................................    (1.2)        29.9         13.9
                                                                                          ------       ------       ------

         Net investment gains before expenses...........................................   311.2         97.5        240.6
Investment gain expenses................................................................    44.7         36.7         36.5
                                                                                          ------       ------       ------

         Net investment gains...........................................................  $266.5      $  60.8       $204.1
                                                                                          ======      =======       ======


      Changes in unrealized appreciation (depreciation) on investments were as follows:

                                                                                           1997         1996         1995
                                                                                           ----         ----         ----
                                                                                                (Dollars in millions)
Investments carried at fair value:
    Actively managed fixed maturities ..................................................  $380.6       $(504.4)      $981.6
    Equity securities...................................................................     (.8)           .1          5.4
    Other investments...................................................................     9.6          (2.2)        (2.7)
                                                                                          ------       -------      -------

                                                                                           389.4        (506.5)       984.3
Equity in unrealized appreciation of CCP's investments..................................      -             -          46.2

Adjustment for effect on other balance sheet accounts:
    Cost of policies purchased .........................................................  (128.4)        141.6       (269.6)
    Cost of policies produced...........................................................   (36.4)         45.4        (56.7)
    Other...............................................................................    (4.4)           -            -
    Income taxes........................................................................   (77.1)        116.4       (246.5)
    Minority interest...................................................................      -          129.3       (205.3)
                                                                                          ------       -------      -------

         Change in unrealized appreciation (depreciation) of investments ...............  $143.1       $ (73.8)     $ 252.4
                                                                                          ======       =======      =======

       At December 31, 1997, net appreciation of equity securities (before income tax) was $1.3 million, consisting of $7.3 million of appreciation and $6.0 million of depreciation.

       At December 31, 1997, the amortized cost and fair value of fixed maturity investments in default as to the payment of principal and interest totaled $2.4 million and $1.5 million, respectively. Conseco recorded writedowns of fixed maturity investments and other invested assets of $1.2 million in 1997, $8.9 million in 1996 and $24.9 million in 1995. These writedowns were the result of changes in conditions that caused the Company to conclude that the decline in fair value of the investment was other than temporary. Investment income forgone due to defaulted securities was $.2 million in 1997, $3.8 million in 1996 and $1.6 million in 1995.

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

                      ------------------------------------



       Investments in mortgage-backed securities at December 31, 1997, included collateralized mortgage obligations ("CMOs") of $3,210.2 million and mortgage-backed pass-through securities of $3,640.2 million. CMOs are securities backed by pools of pass-through securities and/or mortgages that are segregated into sections or "tranches." These securities provide for sequential retirement of principal, rather than the pro rata share of principal return that occurs through regular monthly principal payments on pass-through securities.

       The following table sets forth the par value, amortized cost and estimated fair value of investments in mortgage-backed securities including CMOs at December 31, 1997, summarized by interest rates on the underlying collateral:

                                                                                         Par        Amortized    Estimated
                                                                                        value         cost      fair value
                                                                                        -----         ----      ----------
                                                                                              (Dollars in millions)

Below 7 percent ....................................................................   $2,025.5      $1,980.4     $2,014.7
7 percent - 8 percent...............................................................    3,568.0       3,546.5      3,638.2
8 percent - 9 percent...............................................................      712.9         716.1        730.5
9 percent and above.................................................................      445.1         455.5        467.0
                                                                                       --------      --------     --------

                  Total mortgage-backed securities..................................   $6,751.5      $6,698.5     $6,850.4
                                                                                       ========      ========     ========

       The amortized cost and estimated fair value of mortgage-backed securities including CMOs at December 31, 1997, summarized by type of security were as follows:

                                                                                                      Estimated fair value
                                                                                                     ---------------------
                                                                                                                  Percent
                                                                                     Amortized                   of fixed
Type                                                                                   cost          Amount     maturities
----                                                                                   ----          ------     ----------
                                                                                                 (Dollars in millions)

Pass-throughs and sequential and targeted amortization classes................         $4,599.7      $4,697.5         21%
Planned amortization classes and accretion directed bonds.....................          1,515.9       1,547.6          7
Support classes...............................................................             36.0          36.9          -
Accrual (Z tranche) bonds.....................................................             27.9          28.8          -
Subordinated classes .........................................................            519.0         539.6          2
                                                                                       --------      --------         --

                 Total mortgage-backed securities.............................         $6,698.5      $6,850.4         30%
                                                                                       ========      ========         ==


       At December 31, 1997, approximately 73 percent of the estimated fair value of Conseco's mortgage-backed securities was determined by nationally recognized pricing services, 8 percent was determined by broker-dealer market makers, and 19 percent was determined by internally developed methods. The call-adjusted modified duration of our mortgage-backed securities was 5.2 years at December 31, 1997.

       At December 31, 1997, the mortgage loan balance was primarily comprised of commercial loans, including multifamily residential loans. Approximately 20 percent, 11 percent and 9 percent of the mortgage loan balance were on properties located in California, Texas and Florida, respectively. No other state comprised greater than 7 percent of the mortgage loan balance. Less than 2 percent of the mortgage loan balance was noncurrent at December 31, 1997. At December 31, 1997, the Company had an allowance for loss on mortgage loans of $9.0 million.

       At December 31, 1997, we held $558.6 million of CTLs. CTLs are mortgage loans for commercial properties that we make based on the underwriting guidelines described in note 1. We classify CTLs as a separate class of securities because they are principally underwritten based on the creditworthiness of the tenant rather than the value of the underlying property. As with commercial mortgages, CTLs are additionally collateralized by liens on the underlying property.

       As part of its investment strategy, the Company enters into reverse repurchase agreements and dollar-roll transactions to increase its return on investments and improve its liquidity. Reverse repurchase agreements involve a sale of securities and an

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

                      ------------------------------------

agreement to repurchase the same securities at a later date at an agreed upon price. Dollar rolls are similar to reverse repurchase agreements except that, with dollar rolls, the repurchase involves securities that are only substantially the same as the securities sold. These transactions are accounted for as short-term collateralized borrowings. Such borrowings averaged approximately $719.3 million during 1997 (compared with an average of $424.7 million during 1996) and were collateralized by investment securities with fair values approximately equal to the loan value. The weighted average interest rate on short-term collateralized borrowings was 5.8 percent in 1997 and 5.2 percent in 1996. The primary risk associated with short-term collateralized borrowings is that the counterparty will be unable to perform under the terms of the contract. The Company's exposure is limited to the excess of the net replacement cost of the securities over the value of the short-term investments (which was not material at December 31, 1997). The Company believes that the counterparties to its reverse repurchase and dollar-roll agreements are financially responsible and that the counterparty risk is minimal.

       Other invested assets include:  (i) trading  securities of $64.8 million;
(ii) S&P 500 Call Options issued in conjunction with equity-indexed annuities described in note 1 of $41.4 million; and (iii) certain non-traditional
investments,   including   investments  in  venture   capital   funds,   limited
partnerships, mineral rights and promissory notes of $411.9 million. During 1996, Conseco sold its non-traditional investment in Noble Broadcast Group, Inc. and realized a gain of $30.0 million. During 1995, Conseco sold its non-traditional investment in Eagle Credit (a finance subsidiary of Harley-Davidson) and realized a gain of $20.6 million.

       Life insurance companies are required to maintain certain investments on deposit with state regulatory authorities. Such assets had an aggregate carrying value of $202.5 million at December 31, 1997.

       Conseco had no investments in any single entity in excess of 10 percent of shareholders' equity at December 31, 1997, other than investments issued or guaranteed by the United States government or a United States government agency.

       4.  INSURANCE LIABILITIES:

       Insurance liabilities consisted of the following:

                                                                                   Interest
                                                         Withdrawal    Mortality      rate
                                                         assumption   assumption   assumption      1997              1996
                                                         ----------   ----------   ----------      ----              ----
                                                                                                     (Dollars in millions)
   Future policy benefits:
     Interest-sensitive products:
       Investment contracts............................      N/A          N/A          (c)         $12,724.0     $11,491.6
       Universal life-type contracts...................      N/A          N/A          5%            4,633.6       3,303.9
                                                                                                   ---------     ---------
         Total interest-sensitive products.............                                             17,357.6      14,795.5
                                                                                                   ---------     ---------
     Traditional products:
       Traditional life insurance contracts............    Company        (a)          4%            1,925.0       1,234.7
                                                         experience
       Limited-payment contracts.......................     None          (b)          6%              968.4         761.5

       Individual accident and health .................    Company     Company         6%            2,820.4       1,184.0
                                                         experience   experience
       Group life and health...........................      N/A          N/A          N/A              71.0          71.3
                                                                                                   ---------     ---------

         Total traditional products....................                                              5,784.8       3,251.5
                                                                                                   ---------     ---------

   Claims payable and other policyholder funds ........      N/A          N/A          N/A           1,668.8         984.9
   Unearned premiums...................................      N/A          N/A          N/A             406.1         272.4
   Liabilities related to separate accounts............      N/A          N/A          N/A             682.8         337.6
                                                                                                   ---------     ---------

       Total insurance liabilities.....................                                            $25,900.1     $19,641.9
                                                                                                   =========     =========

   (a) Principally modifications of the 1965 - 70 and 1975 - 80 Basic, Select and Ultimate Tables.




                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

                      ------------------------------------



   (b) Principally the 1984 United States Population Table and the NAIC 1983 Individual Annuitant Mortality Table.

   (c) In both 1997 and 1996: (i) approximately 95 percent of this liability represented account balances where future benefits are not guaranteed; and (ii) 5 percent represented the present value of guaranteed future benefits determined using an average interest rate of approximately 5 percent.

       Participating policies represented approximately 2 percent, 2 percent and 12 percent of total life insurance in force at December 31, 1997, 1996 and 1995, respectively. Participating policies represented approximately 2 percent, 1 percent and 1 percent of premium income for the years ended December 31, 1997, 1996 and 1995, respectively. Dividends on participating policies amounted to $13.0 million, $13.4 million and $12.3 million in 1997, 1996 and 1995, respectively.

       5.  REINSURANCE:

       Cost of reinsurance ceded where the reinsured policy contains mortality risks totaled $499.0 million, $313.8 million and $72.6 million in 1997, 1996 and 1995, respectively. This cost was deducted from insurance premium revenue. Conseco is contingently liable for claims reinsured if the assuming company is unable to pay. Reinsurance recoveries netted against insurance policy benefits totaled $587.5 million, $281.4 million, and $59.8 million in 1997, 1996 and 1995, respectively.

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

       The Company's reinsurance receivable at December 31, 1997, relates to approximately 181 reinsurers. Two major United States insurance companies rated "A (Excellent)" or better by A.M. Best Company, a recognized insurance rating agency, account for approximately 19 percent of such balance. Each of our other reinsurers (the majority of which are rated "A- (Excellent)" or better) accounts individually for less than 4 percent of reinsurance receivables.

       6.  INCOME TAXES:

       Income tax assets (liabilities) were comprised of the following:

                                                                                                      1997           1996
                                                                                                      ----           ----
                                                                                                     (Dollars in millions)
Deferred income tax assets (liabilities):
    Investments................................................................................... $  (95.9)      $   52.2
    Cost of policies purchased and cost of policies produced......................................   (750.5)        (573.7)
    Insurance liabilities.........................................................................    898.9          474.0
    Unrealized appreciation.......................................................................    (98.1)         (21.0)
    Net operating loss carryforward...............................................................    258.0          154.4
    Other.........................................................................................   (136.6)         (87.6)
                                                                                                   --------       --------

          Deferred income tax assets (liabilities)................................................     75.8           (1.7)
Current income tax assets ........................................................................      9.8           10.5
                                                                                                   --------       --------

          Income tax assets....................................................................... $   85.6       $    8.8
                                                                                                   ========       ========

       Income tax expense was as follows:

                                                                                               1997       1996       1995
                                                                                               ----       ----       ----
                                                                                                  (Dollars in millions)

Current tax provision......................................................................... $174.0     $110.5    $121.0
Deferred tax provision (benefit)..............................................................  202.6       69.3     (34.0)
                                                                                               ------     ------    ------

            Income tax expense................................................................ $376.6     $179.8    $ 87.0
                                                                                               ======     ======    ======

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

                      ------------------------------------



       Income tax expense differed from that computed at the applicable federal statutory rate (35 percent) for the following reasons:

                                                                                               1997       1996      1995
                                                                                               ----       ----      ----
                                                                                                  (Dollars in millions)

Tax on income before income taxes at statutory rate........................................... $351.1     $172.8     $146.5
Goodwill       ...............................................................................   29.6       12.3        7.9
State taxes...................................................................................   12.4        7.3         .3
Other.........................................................................................  (16.5)     (12.6)       7.2
Reversal of deferred tax liabilities as a result of increased ownership
 in certain subsidiaries......................................................................     -          -       (74.9)
                                                                                               ------     ------    -------

            Income tax expense................................................................ $376.6     $179.8    $  87.0
                                                                                               ======     ======    =======


       At December 31, 1997, Conseco had federal income tax loss carryforwards of $737.1 million available (subject to various statutory restrictions) for use on future tax returns. Portions of these carryforwards begin expiring in 1999. Of the loss carryforwards: (i) $25.3 million may be used only to offset income from the non-life insurance companies and, under certain circumstances, a portion of the income of life insurance companies; and (ii) $77.5 million are attributable to acquired companies and may be used only to offset the income from those companies. None of the carryforwards are available to reduce the tax provision for financial reporting purposes. With respect to determining that the Company's net operating loss carryforwards will be fully utilized, the Company is relying upon its past history of earnings.

       The IRS has completed its examination of Conseco's consolidated tax returns for years through 1994 and is currently conducting an examination for years 1995 through 1996. Certain companies acquired in the LPG Merger have been audited by the IRS through 1994. Colonial Penn Life Insurance Company is currently being examined for the tax years 1992 and 1993. Conseco believes the adjustment, if any, related to these audits will not be significant.

       7. NOTES PAYABLE AND COMMERCIAL PAPER:

       Notes payable and commercial paper of the Company at December 31, 1997 and 1996, were as follows:

                                                                     Interest rate         1997          1996
                                                                     -------------         ----          ----
                                                                                          (Dollars in millions)
Bank debt............................................................  6.23% (1)        $1,000.0 (2)    $  465.0
Leucadia Notes.......................................................  6.44% (1)           400.0           -
Senior notes due 2003................................................ 8.125%               168.5           170.0
Senior notes due 2004................................................  10.5%               184.9           200.0
Subordinated notes due 2004.......................................... 11.25%                10.9            98.1
Convertible subordinated notes due 2003..............................   6.5%                86.1           -
Convertible subordinated debentures due 2005.........................   6.5%                29.1           102.8
Other................................................................Various                21.3            45.2
                                                                                        --------        --------

     Total principal amount..........................................                    1,900.8         1,081.1

Unamortized net premium..............................................                        5.9            13.8
                                                                                        --------        --------

     Total...........................................................                   $1,906.7        $1,094.9
                                                                                        ========        ========

Commercial paper.....................................................   5.8% (3)        $  448.2           -
                                                                                        ========        ========

(1)    Current rate at December 31, 1997.
(2) See note 15 for description of $248.0 million repayment in 1998 using proceeds from the offering of 6.4 percent notes due February 10, 2003.
(3)    Weighted average rate during 1997.

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

                      ------------------------------------



       Maturities of notes payable at December 31, 1997, were as follows:

             Maturity date                                                      Amount
             -------------                                                      ------
                                                                         (Dollars in millions)
1998....................................................................... $   601.1 (1)
1999.......................................................................       1.1
2000.......................................................................       1.1
2001.......................................................................     401.1
2002.......................................................................       2.0
Thereafter.................................................................     894.4
                                                                             --------

     Total par value at December 31, 1997..................................  $1,900.8
                                                                             ========

(1)    See note   15 for  description of $248.0  million repayment in 1998 using proceeds from the offering of 6.4 percent notes due February 10, 2003.

       Bank debt. Bank debt is comprised of our revolving bank credit facility and various bank loans described below.

       The Company's current revolving credit agreement (the "Credit Facility"), executed in November 1996, permits borrowings up to $1.4 billion. Maximum permitted borrowings under the Credit Facility are reduced by any aggregate outstanding commercial paper of Conseco. At December 31, 1997, outstanding borrowings under the Credit Facility totaled $400.0 million. Borrowings bear interest at the bank's base rate, a Eurodollar rate or a rate determined based on a solicitation of bids from lenders. Eurodollar rates are equal to the reserve-adjusted LIBOR rate plus a margin of .225 percent to .75 percent, based on the credit rating of Conseco's senior notes. The current margin of .35 percent will increase by .125 percent after December 31, 1997, if Conseco's debt to total capitalization ratio exceeds 35 percent. Borrowings at December 31, 1997, bore interest at a weighted average rate of 6.21 percent. The Credit Facility also permits revolving Swingline loans up to $50.0 million. Such loans are due within 7 days and bear interest at the bank's base rate or a reserve adjusted three-month CD rate plus the Eurodollar rate margin and an assessment rate.

       Borrowings are due in November 2001. Mandatory prepayments, which reduce the maximum permitted borrowings, are required under the Credit Facility upon the sale or disposition of any significant assets other than in the ordinary course of business. The Credit Facility contains various restrictive covenants that primarily pertain to levels of indebtedness, limitations on payment of dividends, limitations on the quality and types of investments, and capital expenditures. Additionally, the Company must comply with several financial covenant restrictions, including maintaining: (i) shareholders' equity and Company-obligated mandatorily redeemable preferred securities of subsidiary trusts in excess of $2.4 billion in 1997 and 1998 and $3.5 billion thereafter;
(ii) the interest coverage ratio in excess of 2.5:1 through December 1997 (escalating to 2.75:1 during the period January 1, 1998 through December 31, 1999; and 3.0:1 thereafter); and (iii) the debt to total capital ratio less than
 .45:1. As of December 31, 1997 the Company was in compliance with all covenants under its debt agreements.

       On the last day of each quarter, we pay a commitment fee that ranges from .08 percent to .25 percent per annum (depending on the credit rating of
Conseco's senior debt) on the average daily unused commitments during the quarter. This fee was .125 percent per annum during 1997.

       During 1997, Conseco entered into various unsecured bank loans totaling $600 million. The proceeds from such bank loans were used: (i) to finance the WNIC Merger; (ii) to finance a portion of the Colonial Penn Purchase; (iii) to redeem all of the $2.16 Redeemable Cumulative Preferred Stock of a subsidiary formerly held by minority interest; and (iv) for general corporate purposes. The interest rates on these bank loans are based on LIBOR and averaged 6.25 percent at December 31, 1997. These bank loans mature at various dates through September 1998.

       We recognized an extraordinary loss of $12.9 million during 1996 (net of a $7.0 million tax benefit) as a result of prepaying our prior bank credit agreements and the bank credit agreements of BLH and ALH.


       Leucadia Notes. Conseco entered into these notes in conjunction with the Colonial Penn Purchase. The notes bear interest

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

                      ------------------------------------

at the one month LIBOR rate plus a margin of .50 percent payable semi-annually on March 31 and September 30. Such rate was 6.44 percent at December 31, 1997. The notes mature on January 2, 2003 and may be put back to Conseco by the holder at any time after December 31, 1997, in the event that: (i) all or substantially all of Leucadia's assets are sold; or (ii) there is an acquisition of beneficial ownership of 20 percent or more of Leucadia's voting securities. In addition, the notes are putable (in whole or in increments of $10 million of par value) at any time on or after September 30, 1999, at a discount to par. The discount rate is equal to (i) 3 percent of the then outstanding principal balance during the period September 30, 1999, through September 29, 2000; (ii) 2 percent of the then outstanding principal balance during the period September 30, 2000, through September 29, 2001; and (iii) 1 percent of the then outstanding principal balance thereafter prior to maturity. The notes and accrued interest thereon are secured by standby letters of credit totaling $420.0 million which Conseco may use to fund redemption of the notes. Such letters of credit expire on September 30, 1998, but may be extended in one-year increments through 2003. The Company pays a fee on the letters of credit based upon the credit rating of Conseco's senior debt. At December 31, 1997, such fee was .20 percent per annum on the $420.0 million of outstanding letters of credit.

       8.125% senior notes due 2003 were issued to the public in 1993, are unsecured and rank pari passu with all other unsecured and unsubordinated indebtedness of the Company. The notes are not redeemable prior to maturity. We recognized an extraordinary charge of $.1 million during 1997 as a result of repurchasing $1.5 million par value of these notes.

       10.5% senior notes due 2004 were issued to the public by CCP in 1994, are unsecured and rank pari passu with all other unsecured and unsubordinated indebtedness of Conseco. The notes are not redeemable prior to maturity. We recognized an extraordinary charge of $1.2 million (net of a $.6 million tax benefit) during 1997 as a result of repurchasing $15.1 million par value of these notes.

       11.25% senior subordinated notes due 2004 were issued to the public by ALH in conjunction with its acquisition by Partnership II. Such notes are unsecured and will be subordinated in the right of payment to the prior payment in full of all senior indebtedness. The notes are redeemable at the Company's option, in whole or in part, at any time on or after September 15, 1999, initially at 105.625 percent of their principal amount, plus accrued interest, declining to 100 percent of their principal amount, plus accrued interest, on and after September 15, 2001. We recognized an extraordinary charge of $5.6 million (net of a $3.0 million tax benefit) during 1997 as a result of repurchasing $87.2 million par value of these notes. We recognized an extraordinary charge of $4.2 million (net of a $2.3 million tax benefit) during 1996 as a result of repurchasing $51.9 million par value of these notes.

       6.5% convertible subordinated notes due 2003 were acquired in conjunction with the PFS Merger and bear interest at 6.5 percent payable semi-annually on April 1 and October 1. The notes are redeemable by Conseco, under certain conditions, at 103.3 percent of par value after April 1999 under certain conditions. The notes are convertible into Conseco common stock any time prior to maturity at a conversion rate of 35.38 Conseco common shares per $1,000 principal amount of notes. During 1997, $.2 million par value of the notes were converted into 6,613 shares of Conseco common stock. At December 31, 1997, the value of the remaining debentures in excess of the principal balance (the value attributable to the conversion feature) of $34.4 million is included in other liabilities.

       6.5% convertible subordinated debentures due 2005 were acquired in conjunction with the ATC Merger and are convertible into Conseco common stock at any time prior to maturity, at a conversion ratio of 76.96 shares of Conseco common stock for each $1,000 principal amount of debentures. The convertible debentures may be redeemed at Conseco's option at a price equal to 103.25 percent after October 1998, declining to 100 percent after October 2001. During 1997, we induced the conversion of $64.8 million par value of the debentures into 5.0 million shares of Conseco common stock. Conseco paid $4.4 million to induce the holders to convert. In addition, during 1997, Conseco repurchased $7.5 million par value of the debentures for $24.8 million. An additional $1.4 million par value of the debentures was converted into .1 million shares of Conseco common stock at the option of the holders during 1997. At December 31, 1997, the value of the remaining debentures in excess of the principal balance (the value attributable to the conversion feature) of $38.2 million is included in other liabilities.

       Other debt. During the third quarter of 1997, we repurchased or called for redemption the remaining $23.2 million par value of 12.75 percent senior subordinated notes due 2002. Such notes had been assumed in connection with the LPG Merger.

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

       In conjunction with the LPG Merger and the THI Merger, Conseco repaid acquired debt in 1996 of $214.5 million and $78.5 million, respectively. Conseco also repurchased other debt of $65.8 million during 1996. Conseco recognized an extraordinary charge of $.4 million (net of $.2 million tax benefit) related to such repurchases.

       Conseco recognized extraordinary charges of $2.1 million (net of a $1.5 million tax benefit) in 1995 related to the repayment of notes payable.

       Commercial paper. We instituted a commercial paper program in April 1997 to lower our borrowing costs and improve our liquidity. Borrowings under our commercial paper program averaged approximately $525.9 million during the period April 24, 1997 through December 31, 1997. The weighted average interest rate on such borrowings was 5.8 percent during 1997. Conseco's commercial paper has maturities ranging from 2 to 37 days. However, the Company has the ability to refinance such obligations through its bank credit facility.

     8.  OTHER DISCLOSURES:

     Leases

     The Company rents office space, equipment and computer software under noncancellable operating leases. Rental expense was $35.1 million in 1997, $21.3 million in 1996 and $20.8 million in 1995. Future required minimum rental payments as of December 31, 1997, were as follows (dollars in millions):



                       1998..........................    $  24.3
                       1999..........................       21.1
                       2000..........................       19.2
                       2001..........................       17.7
                       2002..........................       16.3
                       Thereafter....................       55.5
                                                          ------

                             Total...................     $154.1
                                                          ======

       Employment Arrangements

       Some officers of the Company are employed under long-term employment agreements. One of these agreements provides for a base salary plus an annual bonus equal to 3 percent of the Company's consolidated defined pretax profits. This contract was modified to permit a reduction in such bonus amount for 1997. This agreement renews annually for a five-year period unless either party notifies the other, in which case the agreement expires five years from the last renewal date. In addition, a $1.9 million interest-free loan has been granted to the officer. Repayment is due two years after termination of the officer's employment contract.

       The agreements described above also include provisions under which the employees may elect to receive, in the event of a termination of the agreement following a change in control of the Company (as defined), a severance allowance equal to 60 months' salary, bonus and other benefits. The employee also may elect to have the Company purchase all Conseco stock and all options to purchase Conseco stock, without deduction of the applicable exercise prices, held by such person at a price per share equal to the highest market price in the preceding six months.

       The Company has qualified defined contribution plans in which substantially all employees are eligible to participate. Company contributions, which match certain voluntary employee contributions to the plan, totaled $3.8 million in 1997, $2.0 million in 1996, and $2.2 million in 1995. These contributions may be made either in cash or in Conseco common stock.

       The Company also has a stock bonus and deferred compensation program for certain officers and directors. Company contributions vary based on the profitability of the Company. Each year's contribution, which is fully funded in the form of Conseco

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

                      ------------------------------------



common stock, vests five years later or upon certain other events. The cost of the program is charged to expense over the vesting period and amounted to $14.4 million in 1997 ($10.3 million of which is a nonrecurring charge due to the death of an executive officer), $3.9 million in 1996 and $3.7 million in 1995. The market value of Conseco common stock held under the program (included in other assets and other liabilities) was $158.0 million and $101.7 million at December 31, 1997 and 1996, respectively.

       The Company has a noncontributory, unfunded deferred compensation plan for qualifying members of Bankers Life's career agency force. Benefits are based on years of service and career earnings. The liability recognized in the consolidated balance sheet for the agents' deferred compensation plan was $37.3 million and $34.5 million at December 31, 1997 and 1996, respectively. Substantially all of this liability represents vested benefits. Costs incurred on this plan, primarily representing interest on unfunded benefit costs, were $3.4 million, $3.2 million and $2.8 million during 1997, 1996 and 1995, respectively.

       The Company also provides certain health care and life insurance benefits for eligible retired employees of certain subsidiaries under partially funded and unfunded plans in existence at the date on which such subsidiaries were acquired. Benefits under the plans are provided on a contributory basis. Some of the benefits provided are subject to cost-sharing features determined at the discretion of management. Amounts related to the postretirement benefit plans (which increased in 1997 as a result of acquisitions) are as follows:

                                                                            1997              1996
                                                                            ----              ----
                                                                             (Dollars in millions)

   Accumulated postretirement benefit obligations:
     Retirees, dependents and disabled participants....................      $23.1           $  1.9
     Fully eligible active plan participants...........................        2.1              4.6
     Other active participants.........................................         .5               .6
                                                                             -----             ----

       Total accumulated postretirement benefit obligations............       25.7              7.1

   Unrecognized net reduction in prior service cost....................        1.6              2.8
   Fair value of assets held for partially funded plan.................       (5.9)              -
                                                                             -----             ----

       Accrued liability included in other liabilities.................      $21.4             $9.9
                                                                             =====             ====

       The weighted average rate used in determining the accumulated postretirement benefit obligations under the plans was 7.25 percent. The weighted average after-tax expected rate of return on plan assets was 4.60 percent. The health care cost trend rate in 1997 was 11.1 percent for pre-age 65 and 9.3 percent for post-age 65 participants, graded evenly to 5.0 percent in 13 years. Increasing the trend rate by 1 percent would increase the accumulated postretirement benefit obligation by $1.5 million at December 31, 1997 (for plans without employer's maximum cost sharing provisions).

     Litigation

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

     Guaranty Fund Assessments

     From time to time, mandatory assessments are levied on the Company's insurance subsidiaries by life and health guaranty associations of most states in which these subsidiaries are licensed. These assessments are to cover losses to policyholders of insolvent or rehabilitated insurance companies. The associations levy assessments (up to prescribed limits) on all insurers in a particular state in order to pay claims on the basis of the proportionate share of premiums written by insurers in the lines of business in which the insolvent or rehabilitated insurer is engaged. These assessments may be deferred or forgiven in certain states if they would threaten an insurer's financial strength and, in some states, these assessments can be partially recovered through a reduction in future premium taxes. The balance sheet at December 31, 1997, includes accruals of $16.9 million, which approximate the Company's estimate of: (i) all known assessments that will be levied against the Company's insurance subsidiaries by various state guaranty associations based

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

                      ------------------------------------



on premiums that have been written through December 31, 1997; less (ii) amounts that would be recoverable through a reduction in future premium taxes as a result of such assessments. Such estimate is subject to change as the associations determine more precisely the losses that have occurred and how such losses will be allocated to insurance companies. The Company's cost for such assessments incurred by its insurance company subsidiaries was $3.7 million in 1997, $4.0 million in 1996 and $3.2 million in 1995.

     Minority Interest

     Minority interest represents the interest of investors other than Conseco in its subsidiaries. Minority interest at December 31, 1997, includes: (i) Company-obligated mandatorily redeemable preferred securities of subsidiary trusts with a carrying value of $1,383.9 million; and (ii) $.7 million interest in the common stock of a subsidiary of ALH. Minority interest at December 31, 1996, included: (i) $600.0 million par value of Company-obligated mandatorily redeemable preferred securities of subsidiary trusts; (ii) $97.0 million interest in the redeemable preferred stock of a subsidiary of ALH; and (iii) $.7 million interest in the common stock of a subsidiary of ALH.

     Company-Obligated Mandatorily Redeemable Preferred Securities of Subsidiary Trusts

     Company-obligated mandatorily redeemable preferred securities of subsidiary trusts at December 31, 1997, were as follows :

                                                                                                                Estimated
                                                                                      Amount        Carrying      fair
                                                                                    outstanding       value       value
                                                                                    -----------       -----       -----
                                                                                              (Dollars in millions)

          9.16% Trust Originated Preferred Securities ("TOPrS").................    $  275.0      $   275.0   $   284.6
          8.70% Capital Trust Pass-through Securities ("TruPS").................       325.0          325.0       359.2
          8.796% Capital Securities.............................................       300.0          300.0       335.3
          FELINE PRIDES.........................................................       500.0          483.9       512.5
                                                                                    --------       --------    --------

                                                                                    $1,400.0       $1,383.9    $1,491.6
                                                                                    ========       ========    ========

       On November 19, 1996, Conseco Financing Trust I ("Trust I"), a wholly owned subsidiary of Conseco, issued 11 million of the TOPrS at $25 per security. Each TOPrS security pays cumulative cash distributions at the annual rate of
9.16 percent of the stated $25 liquidation amount per security, payable quarterly. The TOPrS are fully and unconditionally guaranteed by Conseco. Proceeds from the offering of $266.1 million (after underwriting and associated costs) were used by the trust to purchase a subordinated debenture from Conseco. Conseco then used the net proceeds to repay bank debt. Conseco has the right to redeem the securities at any time, in whole or in part, on or after November 19, 2001, at the principal amount plus accrued and unpaid interest. The securities are subordinated to all senior indebtedness of Conseco and mature on November 30, 2026. Conseco may extend the maturity date by one or more periods, but in no event later than November 30, 2045. The terms of the TOPrS parallel the terms of Conseco's debentures held by Trust I, which debentures account for substantially all of the assets of Trust I.

       On November 27, 1996, Conseco Financing Trust II ("Trust II"), a wholly owned subsidiary of Conseco, issued 325,000 of the TruPS at $1,000 per security. Each TruPS security pays cumulative cash distributions at the annual rate of
8.70 percent of the stated $1,000 liquidation amount per security, payable semi-annually. The TruPS are fully and unconditionally guaranteed by Conseco. Proceeds from the offering of $321.6 million (after underwriting and associated costs) were used by the trust to purchase a subordinated debenture from Conseco. Conseco then used the net proceeds to repay bank debt. Conseco has the right to redeem the securities at the principal amount plus a premium equal to the excess, if any, of the sum of the discounted present values of the remaining scheduled payments of principal and interest over the principal amount of securities to be redeemed. The securities are subordinated to all senior indebtedness of Conseco and mature on November 15, 2026. The terms of the TruPS parallel the terms of Conseco's debentures held by Trust II, which debentures account for substantially all of the assets of Trust II.

       On March 31, 1997, Conseco Financing Trust III ("Trust III"), a wholly owned subsidiary of Conseco, issued 300,000 Capital Securities at $1,000 per security. Each Capital Security pays cumulative cash distributions at the annual rate of 8.796 percent of the stated $1,000 liquidation amount per security, payable semi-annually. The Capital Securities are fully and unconditionally guaranteed by Conseco. Proceeds from the offering of $296.7 million (after underwriting and associated costs) were used by the trust to purchase

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

                      ------------------------------------

a subordinated debenture from Conseco. Conseco then used the net proceeds to repay bank debt. Conseco has the right to redeem the securities at the principal amount plus a premium equal to the excess, if any, of the sum of the discounted present values of the remaining scheduled payments of principal and interest over the principal amount of securities to be redeemed. The securities are subordinated to all senior indebtedness of Conseco and mature on April 1, 2027. The terms of the Capital Securities parallel the terms of Conseco's debentures held by Trust III, which debentures account for substantially all of the assets of Trust III.

       On December 12, 1997, Conseco Financing Trust IV ("Trust IV"), a wholly owned subsidiary of Conseco, issued 10,000,000 FELINE PRIDES at $50 per security. Each FELINE PRIDES includes: (a) a stock purchase contract under which
(i) the holder will purchase a number of shares of Conseco common stock on February 16, 2001 (ranging from .9363 and 1.1268 shares per FELINE PRIDES) under the terms specified in the stock purchase contract; and (ii) will receive a contract adjustment payment equal to .25 percent of the value of the security; and (b) a beneficial ownership of a 6.75 percent trust originated preferred security. Each holder will receive aggregate cumulative cash distributions at the annual rate of 7 percent of the $50 stated amount per security, payable quarterly. The applicable distribution rate on the trust originated preferred securities that remain outstanding during the period February 16, 2001 through February 16, 2003, will be reset so that the market value of the trust originated preferred securities will be equal to 100.5 percent of the par value. Conseco may limit the market rate reset to be no higher than the rate on the 2-year benchmark Treasury plus 200 basis points. The trust originated preferred securities are fully and unconditionally guaranteed by Conseco. Proceeds from the offering of approximately $483.7 million (after underwriting and associated costs) were used by the trust to purchase a subordinated debenture from Conseco. Conseco then used the net proceeds to repay bank debt and for other corporate purposes. The trust originated preferred securities are subordinated to all senior indebtedness of Conseco and mature on February 16, 2001. The terms of the trust originated preferred security parallel the terms of Conseco's debentures held by Trust IV, which debentures account for substantially all of the assets of Trust IV.

       Common Stock

       At December 31, 1997 and 1996, minority interest in common stock of Conseco's subsidiaries includes only the $.7 million interest in the common stock of a subsidiary.

       Changes  in  minority   interest  in  common  and   preferred   stock  of
consolidated subsidiaries during 1997 and 1996 are summarized below:

                                                                                                   1997              1996
                                                                                                   ----              ----
                                                                                                    (Dollars in millions)

Minority interest, beginning of year...........................................................     $ 97.7          $ 403.3
    Changes in investments held by minority interest:
       Repurchase of mandatorily redeemable preferred stock of a subsidiary....................      (93.4)              -
       Mandatorily redeemable preferred stock of a subsidiary held by PFS prior to the
          PFS Merger...........................................................................       (2.7)              -
       Transactions resulting from ALH Stock Purchase, BLH Merger and related events...........         -            (224.9)
    Equity of  minority  interest  in the change in  financial  position  of the
      Company's subsidiaries:
        Dividends...............................................................................      (3.3)           (10.0)
        Amortization of value in excess of par of mandatorily redeemable preferred stock........       (.9)              -
        Net income before extraordinary charge..................................................       3.3             31.3
        Extraordinary charge....................................................................        -              (1.7)
        Unrealized depreciation of securities ..................................................        -            (100.3)
                                                                                                    ------          -------

Minority interest, end of year ................................................................      $  .7          $  97.7
                                                                                                    ======          =======

       During 1997, we completed the purchase of all of the mandatorily redeemable preferred stock of a subsidiary formerly held by minority interests.

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

                      ------------------------------------



       9.  SHAREHOLDERS' EQUITY:

       Authorized preferred stock is 20 million shares. On January 23, 1996, Conseco completed the offering of 4.37 million shares of PRIDES. Proceeds from the offering of $257.7 million (after underwriting and other associated costs) were used to repay notes payable of Conseco. Each share of PRIDES pays quarterly dividends at the annual rate of 7 percent of the $61.125 liquidation preference per share (equivalent to an annual amount of $4.279 per share). On February 1, 2000, unless either previously redeemed by Conseco or converted at the option of the holder, each share of PRIDES will mandatorily convert into four shares of Conseco common stock, subject to adjustment in certain events. Shares of PRIDES are not redeemable prior to February 1, 1999. From February 1, 1999 through February 1, 2000, the Company may redeem any or all of the outstanding shares of PRIDES. Upon such redemption, each holder will receive, in exchange for each share of PRIDES, the number of shares of Conseco common stock equal to (i) the sum of (a) $62.195, declining to $61.125; and (b) accrued and unpaid dividends divided by (ii) the market price of Conseco common stock at such date. In no event will a holder receive less than 3.42 shares of Conseco common stock. During 1996, 400 shares of PRIDES were converted by holders of such shares into 1,368 shares of Conseco common stock. In 1997, the holders of 2,374,300 shares of PRIDES converted such shares into 8.1 million shares of common stock. We paid $13.2 million to induce these conversions. We recorded this payment in the consolidated financial statements as a dividend paid to such holders. In addition, during 1997, 100,050 shares of PRIDES were converted by holders of such shares into 342,171 shares of Conseco common stock.

       Conseco issued 5.75 million shares of Series D Cumulative Convertible Preferred Stock ("Series D preferred stock") with annual dividends of $3.25 per share and with a total stated value of $287.5 million ($50 per share) in January 1993 in a public offering. Prior to January 1, 1995, Conseco had repurchased or the holders had converted 80,275 Series D preferred shares. In 1996, the Company exercised its right to redeem all outstanding Series D preferred stock. A total of 6,358 Series D shares were redeemed at $52.916 per share including $.641 per share of accrued and unpaid dividends. Holders of the remaining 5,666,559 Series D shares elected to convert their shares into 17,766,864 shares of Conseco common stock.

       Changes in the number of shares of common stock outstanding during the years ended December 31, 1997, 1996 and 1995 were as follows:

                                                                                       1997           1996          1995
                                                                                       ----           ----          ----
                                                                                              (Shares in thousands)
Balance, beginning of year......................................................      167,128         81,032        88,739
    Stock options exercised.....................................................       12,341          4,893           366
    Shares issued in conjunction with acquired companies........................       11,264         60,560           -
    Common shares converted from convertible subordinated debentures............        5,138          4,250           -
    Common shares converted from Series D preferred shares......................          -           17,767           -
    Common shares converted from PRIDES.........................................        8,463              1           -
    Shares issued under employee and agent benefit compensation plans...........          321            282            17
    Treasury stock purchased....................................................      (17,989)        (1,657)       (8,090)
                                                                                      -------       --------        ------

Balance, end of year............................................................      186,666        167,128        81,032
                                                                                      =======       ========        ======

       Dividends declared on common stock for 1997, 1996 and 1995, were $.313, $.083 and $.046 per common share, respectively. A liability was accrued for dividends declared but unpaid at December 31, 1997, totaling $23.5 million. Such dividends were paid in January 1998.

       The Company was authorized under its 1983 employee stock option plan to grant options to purchase up to 48 million shares of Conseco common stock at a price not less than its market value on the date the option was granted. The 1983 stock option plan continues to govern options granted thereunder, but expired in all other respects in December 1993. The 1994 Stock and Incentive Plan authorizes the granting of options to employees and directors of the Company to purchase up to 24 million shares of Conseco common stock at a price not less than its market value on the date the option is granted. The options may become exercisable immediately or over a period of time. The plan also permits granting of stock appreciation rights and certain other awards. In 1997, the Company adopted the 1997 Non-qualified Stock Option Plan which authorizes the granting of non-qualified options to employees of the Company to purchase shares of Conseco common stock. The aggregate number of shares of common stock for which options may be granted under the 1997 plan, when added to all outstanding, unexpired options under the Company's other employee benefit

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

                      ------------------------------------



plans, shall not exceed 20 percent of the total of shares of common stock outstanding plus the number of shares issuable upon conversion of any outstanding convertible security on the date of grant (calculated in the manner set forth in the 1997 plan).

       Conseco implemented two option exercise programs under which its chief executive officer and four of its executive vice presidents exercised outstanding options to purchase 9.1 million shares of Conseco common stock under the 1997 program (the "1997 Program") and 3.1 million shares under the 1996 program (the "1996 Program"). The options exercised would otherwise have remained exercisable until various dates through 2006 with respect to the 1997 Program and until the years 2000 through 2002 with respect to the 1996 Program. We implemented these programs in order to accelerate the recording of tax benefits we derived from the exercise of the options and to better manage our capital structure. With respect to both programs, no cash was exchanged as the executives paid for the exercise price of the options by tendering previously owned shares. The Company withheld shares or the executives tendered previously held shares to cover federal and state taxes owed by the executives as a result of the exercise transactions. The 1997 Program resulted in the following changes to common stock and additional paid-in capital: (i) an increase for a tax benefit of $81.9 million (net of payroll taxes incurred of $3.5 million); (ii) an increase for the exercise price of $120.0 million; and (iii) a decrease of $229.9 million related to shares withheld or tendered by the executives for the exercise price and for federal and state taxes. The 1996 Program resulted in the following changes to common stock and additional paid-in capital: (i) an increase for a tax benefit of $15.1 million (net of payroll taxes incurred of $.7 million); (ii) an increase for the exercise proceeds of $5.2 million; and
(iii) a decrease of $20.8 million related to shares withheld or tendered by the executives for federal and state taxes. Net of shares withheld or tendered, the Company issued approximately 3.3 million and 1.6 million shares of common stock to the executives under the 1997 Program and the 1996 Program, respectively. As an inducement to encourage the exercise of options prior to their expiration date, we granted to the executive officers new options to purchase a total of
5.8 million shares at an average price of $39.52 per share and 1.6 million shares at $16.22 per share (in each case equal to the market price per share on the grant date) to replace the shares surrendered for taxes and the exercise price in connection with the 1997 and 1996 Programs, respectively.

       In 1997, 1996 and 1995, we repurchased approximately 17.9 million, 1.7 million and 8.1 million shares of our common stock for $711.7 million, $26.0 million and $92.4 million, respectively, in connection with our stock repurchase programs and shares withheld or tendered for the exercise price of options and for federal and state taxes. The cost of the common stock we repurchased in connection with these programs was allocated to the shareholders' equity accounts in 1997, 1996 and 1995 as follows: (i) $685.6 million, $3.1 million and $15.0 million, respectively, to common stock and additional paid-in capital
(such allocation was based on the average common stock and paid-in capital balance per share) and (ii) $26.1 million, $22.9 million and $77.4 million, respectively, to retained earnings (representing the purchase price in excess of such average).

       Conseco's Director, Executive and Senior Officer Stock Purchase Plan was implemented to encourage direct, long-term ownership of Conseco stock by Board members, executive officers and certain senior officers. Under the program, 8 million shares of Conseco common stock have been purchased in open market or negotiated transactions with independent parties. Purchases are financed by personal loans to the participants from a bank. Such loans are collateralized by the Conseco stock purchased. Conseco has guaranteed the loans, but has recourse to the participants if we incur a loss under the guarantee. In addition, we provide loans to the participants for interest payments under the bank loans. A total of 39 directors and officers of Conseco participated in the plan. At December 31, 1997, the bank loans guaranteed by us totaled $247.4 million, and the loans provided by us for interest totaled $9.3 million. The common stock that collateralizes the loans had a fair value of $343.5 million on December 31, 1997.

       In December 1996, we granted options to selected key managers to purchase
1.1 million shares at a price of $30.41 per share (the "Key Manager Program"). These options contain lengthy vesting and non-compete requirements designed to encourage continuity of employment with these individuals. The options will become fully vested normally only upon both: (i) eleven years of continuous employment; and (ii) the earlier of: (a) two years following termination of employment during which time the individual is not in competition with the Company; (b) the grantee reaching age 65; or (c) death or disability of the grantee. In certain cases, the options remain exercisable throughout the lifetime of the grantee.

       We apply Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations in accounting for our stock option plans. Accordingly, no compensation cost has been recognized for such plans. Had compensation cost been determined based on the fair value at the grant dates for awards granted after January 1, 1995, consistent with the method of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), the Company's pro forma net income and pro forma earnings per share for the years ended December 31, 1997, 1996 and 1995 would have been as follows:

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

                      ------------------------------------



                                                    1997                       1996                          1995
                                         -------------------------   -------------------------     ------------------------
                                         As reported     Pro forma   As reported     Pro forma     As reported    Pro forma
                                         -----------     ---------   -----------     ---------     -----------    ---------
                                                            (Dollars in millions, except per share amounts)

    Net income........................      $567.3          $521.2     $252.4          $245.4        $220.4        $211.9
    Basic earnings per share..........        2.94            2.69       2.15            2.08          2.48          2.38
    Diluted earnings per share........        2.64            2.42       1.82            1.77          2.12          2.04

       The fair value of each option grant used to determine the pro forma amounts summarized above is estimated on the date of grant using the Black-Scholes option valuation model with the following weighted average assumptions for 1997, 1996 and 1995:

                                                  1997 Grants                        1996 Grants                  1995 Grants
                                             ---------------------      ------------------------------------      -----------
                                                           Option                      Option          Key
                                            Traditional   exercise      Traditional   exercise       Manager      Traditional
                                              grants       program        grants       program       Program        grants
                                              ------       -------        ------       -------       -------        ------
Weighted average risk-free interest rates..    6.0%          6.5%           6.1%          6.0%         6.8%           6.2%
Weighted average dividend yields...........     .9%           .9%            .1%           .1%          .1%            .2%
Volatility factors.........................    .28           .28            .28           .28          .28            .43
Weighted average expected life............. 6 years       4 years        5 years       5 years     25 years        5 years
Weighted average fair value per share......  $13.13        $11.95         $10.17         $5.54       $24.50          $5.53


       The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferrable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because our employee stock options have characteristics significantly different from those of traded options, and because changes in subjective assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not provide a reliable single measure of the fair value of our employee stock options. Because SFAS 123 is effective only for awards granted after January 1, 1995, the pro forma disclosures provided above may not be representative of the effects on reported net income for future years.

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

                      ------------------------------------



       In conjunction with the CAF Merger and the PFS Merger in 1997 and the LPG Merger, the ATC Merger, the THI Merger and the BLH Merger in 1996, outstanding options to purchase common stock of the acquired companies were converted into options to purchase Conseco stock. These options, which were immediately exercisable, were for the number of shares and the price per share equal to what holders would have been entitled to receive at the dates of the mergers had the former options been exercised at that time and exchanged for Conseco shares in the mergers. The fair value of these options is included in the cost to acquire the companies (see note 2). A summary of options issued in connection with the mergers and, together with related information, is presented below:

                                                                                                         Weighted
                                                                                        Total value       average
                                                                                         at merger    exercise price
                                                                          Shares           date          per share
                                                                          ------           ----          ---------
                                                                        (Shares in     (Dollars in millions, except
                                                                        thousands)          per share amounts)
Options issued in 1997 in connection with the:
     CAF Merger...............................................               226          $  3.5           $23.96
     PFS Merger...............................................             1,132            22.4            19.78
                                                                           -----          ------

                                                                           1,358           $25.9            20.48
                                                                           =====           =====

Options issued in 1996 in connection with the:
     LPG Merger...............................................             1,133          $  7.7            11.18
     ATC Merger...............................................             2,049            26.9            16.87
     THI Merger...............................................               644             6.5            14.90
     BLH Merger...............................................               609             2.6            27.18
                                                                           -----           -----

                                                                           4,435           $43.7            16.54
                                                                           =====           =====


                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

                      ------------------------------------



       A summary of the Company's stock option activity and related information for the years ended December 31, 1997, 1996 and 1995, is presented below (shares in thousands):

                                                   1997                      1996                     1995
                                          -----------------------    ----------------------    ----------------------
                                                        Weighted                  Weighted                  Weighted
                                                         average                   average                   average
                                                        exercise                  exercise                  exercise
                                          Shares          price      Shares         price      Shares         price
                                          ------          -----      ------         -----      ------         -----


Outstanding at the beginning of year..    28,720         $15.38      25,487        $11.76       22,029        $11.43

Granted or assumed in connection with:
   Traditional grants.................     1,212          40.02       1,206         28.54        4,117         12.60
   Option exercise program............     5,818          39.52       1,605         16.22          -            -
   Key Manager Program................         -             -        1,100         30.41          -            -
   Mergers............................     1,358          20.48       4,435         16.54          -            -
                                         -------                     ------                     ------

         Total granted................     8,388          36.51       8,346         20.04        4,117         12.60
                                         -------                     ------                     ------

Exercised.............................   (12,341)         13.71      (4,893)         4.75         (366)         3.06

Forfeited.............................      (339)         17.58        (220)        11.62         (293)         9.98
                                         -------                     ------                     ------

Outstanding at the end of the year....    24,428          23.45      28,720         15.38       25,487         11.76
                                         =======                     ======                     ======

Options exercisable at year-end.......     9,765                      9,554                      7,352
                                         =======                     ======                     ======

Available for future grant............    17,206                      2,933                      8,399
                                         =======                    =======                    =======



       The following table summarizes information about fixed stock options outstanding at December 31, 1997 (shares in thousands):

                                                     Options outstanding                 Options exercisable
                                            ----------------------------------------     -----------------------
                                                            Weighted        Weighted                    Weighted
                                                             average         average                     average
Range of                                      Number        remaining       exercise      Number        exercise
exercise prices                             outstanding  life (in years)      price     exercisable       price
---------------                             -----------  ---------------      -----     -----------       -----

 $ 1.36-1.56...........................         50             .6         $  1.51           50         $  1.51
   2.61................................         35            1.6            2.61           35            2.61
   4.57-6.72...........................        190            1.6            6.01          190            6.01
   6.91-10.28..........................        109            1.9            8.20          109            8.20
  10.47-15.47..........................     13,210            5.3           14.27        1,637           13.22
  16.06-23.67..........................        995            6.5           19.53          963           19.55
  25.11-30.41..........................      1,890            5.6           29.17          903           28.62
  30.41  (Key Manager Program).........      1,100           24.0           30.41            -               -
  30.73-45.84..........................      6,822            7.5           39.91        5,878           39.36
  48.38................................         27            9.9           48.38            -               -
                                            ------                                       -----

                                            24,428                                       9,765
                                            ======                                       =====


                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

                      ------------------------------------



       In connection with the THI Merger, the outstanding warrants to purchase shares of THI common stock were converted into warrants to purchase the same number of shares of Conseco common stock at the same total cost that the holders would have been entitled to receive if such warrants were exercised immediately prior to the THI Merger. Such warrants may be exercised to buy 700,000 shares of Conseco common stock for $13.8 million at anytime through September 29, 2005. Accordingly, 700,000 shares of common stock are reserved for issuance under the warrants. The value of the warrants on the THI Merger date of $3.8 million is included in the total cost to acquire THI (see note 2).

       A total of 69.0 million shares of common stock are reserved for issuance under the previously described convertible subordinated debentures, PRIDES, FELINE PRIDES, stock options granted and available for future grant, warrants, and stock bonus and deferred compensation plans.

       A reconciliation of income and shares used to calculate basic and diluted earnings per share is as follows:

                                                                                     1997          1996            1995
                                                                                     ----          ----            ----
                                                                                (Dollars in millions and shares in thousands)
Income:
   Net income before extraordinary charge..................................        $574.2          $278.9         $222.5
   Preferred stock dividends...............................................          21.9            27.4           18.4
                                                                                   ------          ------         ------

     Income before extraordinary charge applicable to common ownership
       for basic earnings per share........................................         552.3           251.5          204.1

   Effect of dilutive securities:
     Preferred stock dividends.............................................           8.7            27.4           18.4
                                                                                   ------          ------         ------

     Income before extraordinary charge applicable to common ownership
       and assumed conversions for diluted earnings per share..............        $561.0          $278.9         $222.5
                                                                                   ======          ======         ======

Shares:
   Weighted average shares outstanding for basic earnings per share........       185,751         104,584         81,405

   Effect of dilutive securities on weighted average shares:
     Stock options.........................................................         9,767           6,013          2,921
     Employee stock plans..................................................         2,268           2,172          1,768
     PRIDES................................................................         6,936          14,042           -
     Convertible preferred stock...........................................          -             12,049         17,787
     Convertible debentures................................................         5,457            -              -
                                                                                  -------         -------        -------

         Dilutive potential common shares..................................        24,428          34,276         22,476
                                                                                  -------         -------        -------

           Weighted average shares outstanding for diluted earnings
              per share....................................................       210,179         138,860        103,881
                                                                                  =======         =======        =======


                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

                      ------------------------------------



     10.  OTHER OPERATING STATEMENT DATA:

       Insurance policy income consisted of the following:

                                                                                           1997         1996         1995
                                                                                           ----         ----         ----
                                                                                               (Dollars in millions)
Traditional products:
    Direct premiums collected.........................................................  $5,264.4      $3,528.2    $3,173.0
    Reinsurance assumed...............................................................     290.3          65.8         6.1
    Reinsurance ceded.................................................................    (499.0)       (313.8)      (72.6)
                                                                                        --------      --------    --------

          Premiums collected, net of reinsurance......................................   5,055.7       3,280.2     3,106.5
    Change in unearned premiums.......................................................      (2.2)        (14.6)        6.6
    Less premiums on universal life and products
       without mortality and morbidity risk which are
       recorded as additions to insurance liabilities ................................   2,099.4       1,881.3     1,757.5
                                                                                        --------      --------    --------
          Premiums on traditional products with mortality or morbidity risk,
             recorded as insurance policy income......................................   2,954.1       1,384.3     1,355.6
Fees and surrender charges on interest sensitive products.............................     456.7         269.9       109.4
                                                                                        --------      --------    --------

          Insurance policy income.....................................................  $3,410.8      $1,654.2    $1,465.0
                                                                                        ========      ========    ========


       The five states with the largest shares of premiums collected in 1997 were Florida (9.4 percent), Illinois (9.0 percent), California (8.4 percent), Texas (8.1 percent) and Michigan (5.0 percent). No other state accounted for more than 5 percent of total collected premiums.

       Other operating costs and expenses were as follows:

                                                                                           1997         1996         1995
                                                                                           ----         ----         ----
                                                                                                (Dollars in millions)
Commission expense....................................................................     $201.2      $  72.5     $  47.7
Other.................................................................................      376.0        231.5       224.4
                                                                                           ------       ------      ------

         Other operating costs and expenses...........................................     $577.2       $304.0      $272.1
                                                                                           ======       ======      ======

       Conseco considers anticipated returns from the investment of policyholder balances in determining the amortization of the cost of policies purchased and cost of policies produced for universal life-type and investment-type contracts. Sales of fixed maturity investments change the incidence of profits on such policies because gains (losses) are recognized currently and, if the sale proceeds are reinvested at the current market yields, the expected future yields on the investment of policyholder balances are reduced (increased). Accordingly, amortization of the cost of policies purchased was increased by $151.4 million, $31.1 million and $106.4 million in the years ended December 31, 1997, 1996 and 1995, respectively. Amortization of the cost of policies produced was increased by $29.8 million, $4.9 million and $20.2 million in the years ended December 31, 1997, 1996 and 1995, respectively.

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

                      ------------------------------------

       The changes in the cost of policies purchased were as follows:

                                                                                           1997         1996         1995
                                                                                           ----         ----         ----
                                                                                                (Dollars in millions)
Balance, beginning of year............................................................   $2,015.0     $1,030.7     $1,021.6
    Additional acquisition expense on acquired policies...............................       93.9          -           -
    Amortization related to operations:
       Cash flow realized.............................................................     (436.5)      (285.1)      (252.0)
       Interest added.................................................................      174.7        127.6        133.2
    Amortization related to sales of investments......................................     (151.4)       (31.1)      (106.4)
    Amounts related to fair value adjustment
       of actively managed fixed maturities...........................................     (128.4)       141.6       (395.6)
    Transferred to cost of policies produced related to
       exchanged health policies......................................................      (16.1)       (13.4)       (13.5)
    Amounts acquired in mergers and acquisitions......................................      914.2      1,042.0        643.4
    Nonrecurring charge...............................................................       (8.8)         -            -
    Reinsurance and other ............................................................        9.8          2.7          -
                                                                                         --------     --------     --------

Balance, end of year..................................................................   $2,466.4     $2,015.0     $1,030.7
                                                                                         ========     ========     ========

       Based on current conditions and assumptions as to future events on all policies in force, the Company expects to amortize approximately 9 percent of the December 31, 1997, balance of cost of policies purchased in 1998, 9 percent in 1999, 8 percent in 2000, 7 percent in 2001, and 7 percent in 2002. The discount rates used to determine the cost of policies purchased ranged from 18 percent to 20 percent during the three-year period ended December 31, 1997. The discount rates used to determine the amortization of the cost of policies purchased averaged 7 percent in 1997, 10 percent in 1996, and 12 percent in 1995.

       The changes in the cost of policies produced were as follows:

                                                                                           1997         1996         1995
                                                                                           ----         ----         ----
                                                                                                (Dollars in millions)

Balance, beginning of year............................................................     $544.3      $391.0     $ 300.7
    Additions.........................................................................      550.7       331.5       302.9
    Amortization related to operations................................................     (110.4)      (72.9)      (62.0)
    Amortization of deferred revenue..................................................        5.4         1.4         1.3
    Amortization related to sales of investments......................................      (29.8)       (4.9)      (20.2)
    Amounts related to fair value adjustment of
       actively managed fixed maturities..............................................      (36.4)       45.4       (74.9)
    Transferred from cost of policies purchased related to
       exchanged health policies, net of related reserves.............................        3.5         4.0         1.6
    Amounts related to BLH Merger and share repurchases...............................        -         (54.7)     (107.5)
    Amounts related to ALH Stock Purchase.............................................        -         (96.5)        -
    Amounts related to CCP Merger.....................................................        -            -        (62.8)
    Consolidation of CCP, effective January 1, 1995...................................        -            -        111.9
    Nonrecurring charge...............................................................      (12.1)         -           -
                                                                                           ------      ------     -------

Balance, end of year..................................................................     $915.2      $544.3     $ 391.0
                                                                                           ======      ======     =======

       Nonrecurring charges in 1997 include an increase to claim reserves of $41.5 million and the write-off of cost of policies produced and cost of policies purchased of $20.9 million related to premium deficiencies on our Medicare supplement business in the state of Massachusetts. Regulators in that state have not allowed premium increases for Medicare supplement products necessary to avoid losses on the business. We are currently seeking rate increases. We are no longer writing new Medicare supplement business in Massachusetts.

       Nonrecurring charges in 1997 also include expenses of $9.3 million (net of proceeds from a life insurance policy) related to the death of an executive officer.

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

                      ------------------------------------


       11.  CONSOLIDATED STATEMENT OF CASH FLOWS:

       The following disclosures are provided to support and/or supplement our consolidated statement of cash flows:

                                                                                           1997         1996         1995
                                                                                           ----         ----         ----
                                                                                                (Dollars in millions)
Impact of acquisition transactions (described in note 2) on the consolidated statement of cash flows:
     Total investments................................................................   $ 4,716.6   $ 5,022.8    $ 4,528.4
     Cost of policies purchased.......................................................       914.2     1,046.4        493.7
     Goodwill.........................................................................     1,133.9     1,747.2        241.6
     Income taxes.....................................................................         6.4       134.9       (114.9)
     Insurance liabilities............................................................    (5,193.8)   (5,943.6)    (4,405.8)
     Notes payable....................................................................      (540.6)     (448.2)      (213.7)
     Minority interest................................................................         -         210.4        225.4
     Common stock and additional paid-in capital......................................      (471.5)   (1,568.6)          -
     Other............................................................................       194.5      (179.6)      (168.4)
                                                                                         ---------   ---------    ---------

       Net cash used..................................................................   $   759.7   $    21.7    $   586.3
                                                                                         =========   =========    =========

Additional  non-cash items not reflected in the  consolidated  statement of cash flows:
   Issuance of common stock under stock option and employee benefit plans.............     $  20.2     $  12.2     $    4.2
   Tax benefit related to the issuance of common stock under employee benefit plans...        85.2        15.9           .4
   Conversion of preferred stock into common stock....................................       151.3       283.2          -
   Conversion of convertible debentures into common stock.............................       150.0         -            -
   Redemption of convertible subordinated debentures of a subsidiary using
     segregated cash..................................................................         -           -            9.2

Cash paid for:
   Interest expense on debt and commercial paper......................................       117.4       111.3        112.0
   Income taxes.......................................................................       200.0       122.5         90.3

       12.  STATUTORY INFORMATION:

       Statutory accounting practices prescribed or permitted for the Company's insurance subsidiaries by regulatory authorities differ from GAAP. The Company's life insurance subsidiaries reported the following amounts to regulatory agencies, after appropriate eliminations of intercompany accounts among such subsidiaries:

                                                                                                      1997          1996
                                                                                                      ----          ----
                                                                                                     (Dollars in millions)
Statutory capital and surplus....................................................................    $1,662.4     $1,170.8
Asset valuation reserve..........................................................................       329.2        232.9
Interest maintenance reserve.....................................................................       414.9        272.6
Portion of surplus debenture carried as a liability .............................................        99.2         98.8
                                                                                                     --------     --------

      Total......................................................................................    $2,505.7     $1,775.1
                                                                                                     ========     ========

       Combined statutory net income of the Company's life insurance subsidiaries for the periods during which such subsidiaries were included in our consolidated financial statements was $243.4 million, $215.0 million and $183.8 million in 1997, 1996 and 1995, respectively, after appropriate eliminations of intercompany amounts among such subsidiaries, but before elimination of intercompany amounts between such subsidiaries and non-life insurance subsidiaries and the parent company.

       The statutory capital and surplus of the insurance subsidiaries include surplus debentures issued to the parent holding companies totaling $793.4 million. Payments of interest and principal on such debentures are generally subject to the approval of the insurance

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

                      ------------------------------------



department of the subsidiary's state of domicile.

       Statutory accounting practices require the asset valuation reserve ("AVR") and the interest maintenance reserve ("IMR") be reported as liabilities. The purpose of these reserves is to stabilize statutory surplus against fluctuations in the market value of investments. The IMR captures all realized investment gains and losses, net of income taxes, on debt instruments resulting from changes in interest rates, and provides for subsequent amortization of such amounts into statutory net income on a basis reflecting the remaining lives of the assets sold. The AVR captures all realized and unrealized investment gains (losses), net of income taxes, related to equity investments and to changes in creditworthiness of debt instruments. AVR is also adjusted each year based on a formula related to the quality and loss experience of the Company's investment portfolio.

       Included in statutory capital and surplus shown above are the following investments in non-life insurance affiliates, all of which are eliminated in the consolidated financial statements prepared in accordance with GAAP:

                                                                                1997                      1996
                                                                         --------------------      --------------------
                                                                                    Admitted                   Admitted
                                                                                      asset                      asset
                                                                         Cost         value        Cost          value
                                                                         ----         -----        ----          -----
                                                                                       (Dollars in millions)
Common stock of Conseco  purchased in open market
   transactions  (1997 includes 39,823,149 shares and 1996
   includes 39,021,822 shares)......................................... $  99.8         $152.4     $  89.6      $  80.9
Notes payable of Conseco and its non-life subsidiaries.................   275.0          275.7       261.3        245.2
Common stock of ALH (463,649 shares in 1997 and 614,057
   shares in 1996) ....................................................     2.4            6.3         5.8          9.8
Preferred stock of a non-life subsidiary...............................   900.0            -         900.0          -
Investment in ALH 1994 Series PIK Preferred Stock......................    72.2           72.2        62.8         62.8
Preferred stock of American Life Holding Company.......................     6.5            6.5         6.5          6.5


                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

                      ------------------------------------



     The following table compares the consolidated pretax income determined on a statutory accounting basis with such income reported in accordance with GAAP:

                                                                                           1997          1996        1995
                                                                                           ----          ----        ----
                                                                                                 (Dollars in millions)
Life insurance subsidiaries:
   Pretax income as reported on a statutory
     accounting basis before deduction of
     investment management fees paid to affiliates and
     transfers to and from and amortization
     of the IMR.........................................................................  $  606.3       $332.2     $370.4

   GAAP adjustments:
     Change in difference in carrying values of investments.............................     111.7         51.9      185.9
     Changes in cost of policies purchased and produced and insurance liabilities.......     256.2         70.1      (52.0)
     Other adjustments, net.............................................................      (7.9)         (.1)      (7.7)
                                                                                          --------       ------     ------

             GAAP pretax income of life insurance subsidiaries..........................     966.3        454.1      496.6

Non-life companies:
   Interest expense.....................................................................    (109.4)      (108.1)    (119.4)
   All other income and expense, net
     (excluding investment management fees received from affiliates)....................     146.2        147.6       41.3
                                                                                          --------       ------     ------

             GAAP consolidated pretax income............................................  $1,003.1       $493.6     $418.5
                                                                                          ========       ======     ======

       State insurance laws generally restrict the ability of insurance companies to pay dividends or make other distributions. Net assets of the Company's wholly owned life insurance subsidiaries, determined in accordance with GAAP, aggregated approximately $7.8 billion at December 31, 1997, of which approximately $165.1 million is available for distribution to Conseco in 1998 without the permission of state regulatory authorities.

       Most states have adopted risk-based capital ("RBC") rules to evaluate the adequacy of statutory capital and surplus in relation to investment and insurance risks. The RBC formula is designed as an early warning tool to help state regulators identify possible weakly capitalized companies for the purpose of initiating regulatory action. At December 31, 1997, the average ratio of total adjusted capital to RBC (as defined by the rules) for our principal insurance subsidiaries was greater than twice the level at which regulatory attention is triggered.

       13.  BUSINESS SEGMENT AND DISTRIBUTION CHANNELS:

       Conseco conducts and manages its business through five segments, reflecting the Company's major lines of insurance business and target markets:
(i) supplemental health; (ii) annuities; (iii) life insurance; (iv) individual and group major medical insurance; and (v) other. Summarized data for the Company's business segments follows:

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

                      ------------------------------------



                                                                                             Income before
                                                                           Amortization      income taxes,
                                                                            of cost of         minority
                                                                         policies produced   interest and
                                               Premiums       Total    and cost of policies  extraordinary    Total
                                               collected    revenues       purchased (a)        charge       assets
                                               ---------    --------       -------------        ------       ------
                                                                       (Dollars in millions)
1997
   Supplemental health......................   $1,843.7     $2,160.2           $194.9         $   371.9   $  7,522.5
   Annuities................................    1,689.6      1,350.5            198.9             358.3     16,535.6
   Life insurance...........................      709.0      1,130.3             87.8             307.1      9,771.1
   Individual and group major medical.......      744.2        775.5             16.8              40.3        896.8
   Other ...................................       69.2        151.9              7.3              61.6        577.4
   Corporate................................        -            -                -              (136.1)       611.4
                                               --------     --------           ------          --------    ---------

     Total..................................   $5,055.7     $5,568.4           $505.7          $1,003.1    $35,914.8
                                               ========     ========           ======          ========    =========

1996
   Supplemental health......................   $  810.8     $  873.2           $ 81.2          $  136.7    $ 3,841.1
   Annuities................................    1,670.3      1,047.4             95.1             254.3     14,186.5
   Life insurance...........................      403.6        642.6             41.5             124.8      6,512.4
   Individual and group major medical.......      341.0        365.8             15.1              32.1        418.2
   Other ...................................       54.5        138.3              7.9              58.1        170.0
   Corporate ...............................        -            -                -              (112.4)       484.5
                                               --------     --------           ------          --------    ---------

     Total..................................   $3,280.2     $3,067.3           $240.8           $ 493.6    $25,612.7
                                               ========     ========           ======           =======    =========

1995
   Supplemental health......................   $  738.8     $  827.2           $ 78.3           $  97.1    $ 1,759.6
   Annuities................................    1,693.9      1,135.5            169.9             316.1     12,152.8
   Life insurance...........................      253.6        404.0             38.6              70.2      2,667.6
   Individual and group major medical.......      353.6        361.7             13.1              35.2        269.4
   Other ...................................       66.6        111.7              7.6              25.2        193.8
   Corporate................................        -           15.2              -              (125.3)       254.3
                                               --------     --------           ------           -------    ---------

     Total..................................   $3,106.5     $2,855.3           $307.5           $ 418.5    $17,297.5
                                               ========     ========           ======           =======    =========

(a)  Includes additional amortization related to gains on sales of investments.

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

                      ------------------------------------




       14.   QUARTERLY FINANCIAL DATA (UNAUDITED):

       We compute earnings per common share for each quarter independently of earnings per share for the year. The sum of the quarterly earnings per share may not equal the earnings per share for the year because of: (i) transactions affecting the weighted average number of shares outstanding in each quarter; and
(ii) the uneven distribution of earnings during the year.

                                                                                               1997
                                                                            ----------------------------------------------
                                                                            1st Qtr.     2nd Qtr.     3rd Qtr.     4th Qtr.
                                                                            --------     --------     --------     --------
                                                                              (Dollars in millions, except per share data)
Insurance policy income................................................... $   670.1    $   885.0    $   885.8    $   969.9
Revenues..................................................................   1,099.0      1,360.5      1,483.5      1,625.4
Income before income taxes, minority interest
   and extraordinary charge ..............................................     195.4        231.2        275.2        301.3
Net income................................................................     111.5        130.6        153.8        171.4

Net income per common share:
   Basic:
     Income before extraordinary charge ..................................      $.57         $.68         $.81         $.91
     Extraordinary charge.................................................       .02          .01          -            .01
                                                                                ----         ----         ----         ----

       Net income.........................................................      $.55         $.67         $.81         $.90
                                                                                ====         ====         ====         ====

   Diluted:
     Income before extraordinary charge ..................................      $.51         $.62         $.73         $.81
     Extraordinary charge.................................................       .02          .01          -            -
                                                                                ----         ----         ----         ----

       Net income.........................................................      $.49         $.61         $.73         $.81
                                                                                ====         ====         ====         ====


                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

                      ------------------------------------


                                                                                               1996
                                                                            -----------------------------------------------
                                                                            1st Qtr.     2nd Qtr.     3rd Qtr.     4th Qtr.
                                                                            --------     --------     --------     --------
                                                                             (Dollars in millions, except per share data)

Insurance policy income.....................................................  $369.8       $371.6       $451.8       $461.0
Revenues....................................................................   691.8        672.5        834.3        868.7
Income before income taxes, minority interest
   and extraordinary charge ................................................   120.2        101.3        131.5        140.6
Net income..................................................................    46.3         50.1         78.1         77.9

Net income per common share:
   Basic:
     Income before extraordinary charge ....................................    $.68         $.49         $.62         $.61
     Extraordinary charge...................................................     .21          -            .01          .06
                                                                               -----         ----         ----         ----

       Net income...........................................................    $.47         $.49         $.61         $.55
                                                                                ====         ====         ====         ====

   Diluted:
     Income before extraordinary charge ....................................    $.55         $.41         $.51         $.54
     Extraordinary charge...................................................     .15            -          .01          .05
                                                                                ----         ----         ----         ----

       Net income...........................................................    $.40         $.41         $.50         $.49
                                                                                ====         ====         ====         ====

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

       15.   SUBSEQUENT EVENTS (UNAUDITED):

       On February 9, 1998, we completed the offering of $250.0 million of 6.4 percent Notes (the "Notes") due February 10, 2003. Proceeds from the offering of approximately $248.0 million (after original issue discount and other associated costs) were used to retire bank debt. Interest is paid semi-annually on February 10 and August 10 of each year. The Notes are redeemable in whole or in part at the option of Conseco at any time, at a redemption price equal to the sum of (a) the greater of: (i) 100 percent of the principal amount; and (ii) the sum of the present values of the remaining scheduled payments of principal and interest thereon from the redemption date to the maturity date, computed by discounting such payments, in each case, to the redemption date on a semi-annual basis at the Treasury rate (as defined in the Notes) plus 25 basis points, plus (b) accrued and unpaid interest on the principal amount thereof to the date of redemption. The Notes are unsecured and rank pari passu with all other unsecured and unsubordinated obligations of Conseco.

       We periodically use options and interest rate swaps to hedge interest rate risk associated with our investments and borrowed capital. Although we had no such agreements outstanding at December 31, 1997, we entered into four interest  rate swap  agreements  in March 1998.  The Company  entered  into such agreements to create a hedge that effectively converts a portion of its fixed-rate borrowed capital into floating-rate instruments for the period during which the agreements are outstanding. Such interest rate swap agreements have an aggregate notional principal amount of $1.0 billion, mature in various years through 2008 and have an average remaining life of 7 years. If the counterparties of these interest rate swaps do not meet their obligations, Conseco could have a loss. Conseco limits its exposure to such a loss by diversifying among several counterparties believed to be financially sound and creditworthy. At March 13, 1998, all of the counterparties were rated A or higher by Standard & Poor's Corporation.

       On March 3, 1998, we commenced a new program to repurchase up to 5 million Conseco common shares in open market or negotiated transactions. The timing and terms of the purchases are to be determined based on market conditions and other considerations. As of March 17, 1998, we had repurchased .5 million shares under the program for $26.4 million.

       In March 1998, we repurchased $139 million par value of our 10.5 percent senior notes due 2004 for $171 million. We will recognize an extraordinary charge of approximately $15.6 million (net of an $8.3 million tax benefit) related to the repurchases in the quarter ended March 31, 1998.

       ITEM 9.   DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

       None.

                                    PART III

       The information required by Part III is hereby incorporated by reference from the Registrant's definitive proxy statement to be filed with the Commission pursuant to Regulation 14A within 120 days after December 31, 1997, except that the information required by Item 10 regarding Executive Officers is included herein under a separate caption at the end of Part I.

                                     PART IV

      ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

    (a)   1. Financial  Statements.   See   Index   to  Consolidated   Financial
             Statements on page 48 for a list of financial statements   included
             in this Report.

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

          3. Exhibits. See Exhibit Index immediately preceding the Exhibits filed with this report


    (b)   Reports on Form 8-K. - None

                                   SIGNATURES

      Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 27th day of March, 1998.

                                CONSECO, INC.


                                By: /s/ STEPHEN C. HILBERT
                                    -----------------------------
                                    Stephen C. Hilbert, President


      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

 Signature                                              Title (Capacity)                                        Date
 ---------                                              ----------------                                        ----


/s/ STEPHEN C. HILBERT                           Chairman of the Board,                                      March 27, 1998
----------------------                           President and Director
Stephen C. Hilbert                               (Principal Executive Officer)


/s/ ROLLIN M. DICK                               Executive Vice President and Director                       March 27, 1998
-------------------------                        (Principal Financial Officer)
Rollin M. Dick

/s/JAMES S. ADAMS                                Senior Vice President and Treasurer                         March 27, 1998
-------------------------                        (Principal Accounting Officer)
James S. Adams

/s/ NGAIRE CUNEO                                 Director                                                    March 27, 1998
-------------------------
 Ngaire Cuneo

/s/ DAVID R. DECATUR                             Director                                                    March 27, 1998
-------------------------
David R. Decatur

/s/ JOHN M. MUTZ                                 Director                                                    March 27, 1998
-------------------------
John M. Mutz

/s/ DONALD F. GONGAWARE                          Director                                                    March 27, 1998
-------------------------
Donald F. Gongaware

/s/ M. PHIL HATHAWAY                             Director                                                    March 27, 1998
-------------------------
M. Phil Hathaway

/s/ DENNIS E. MURRAY, SR.                        Director                                                    March 27, 1998
-------------------------
Dennis E. Murray, Sr.

/s/ JAMES D. MASSEY                              Director                                                    March 27, 1998
-------------------------
James D. Massey


                        REPORT OF INDEPENDENT ACCOUNTANTS
                        ON FINANCIAL STATEMENT SCHEDULES





To the Shareholders and
Board of Directors
Conseco, Inc.


    Our report on the consolidated financial statements of Conseco, Inc. and Subsidiaries is included on page 50 of this Form 10-K. In connection with our audits of such financial statements, we have also audited the related financial statement schedules listed in the index on page 100 of this Form 10-K.

    In our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.


                                        /s/COOPERS & LYBRAND L.L.P.
                                        ---------------------------
                                        COOPERS & LYBRAND L.L.P.

Indianapolis, Indiana
March 23, 1998

                         CONSECO, INC. AND SUBSIDIARIES

                                   SCHEDULE II



         Condensed Financial Information of Registrant (Parent Company)
                                  Balance Sheet
                        as of December 31, 1997 and 1996
                              (Dollars in millions)

                                                          ASSETS
                                                                                                   1997              1996
                                                                                                   ----              ----
Short-term investments.........................................................................   $   17.4        $   74.9
Actively managed fixed maturities .............................................................       12.9             2.1
Equity securities..............................................................................       14.0             7.9
Other invested assets..........................................................................      128.1            55.3
Investment in wholly owned subsidiaries (eliminated in consolidation)..........................    6,734.6         3,811.9
Receivable from subsidiaries (eliminated in consolidation).....................................      949.9           871.5
Income taxes...................................................................................      207.1           155.7
Other assets...................................................................................      231.9           188.6
                                                                                                  --------        --------

       Total assets............................................................................   $8,295.9        $5,167.9
                                                                                                  ========        ========

                                           LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
   Notes payable...............................................................................   $1,906.7        $1,094.9
   Commercial paper............................................................................      448.2             -
   Notes payable to subsidiaries (eliminated in consolidation).................................      213.1           101.6
   Other liabilities due to subsidiaries (eliminated in consolidation).........................      210.5            93.5
   Other liabilities...........................................................................      243.4           192.6
                                                                                                  --------        --------

       Total liabilities.......................................................................    3,021.9         1,482.6
                                                                                                  --------        --------

Company-obligated mandatorily redeemable preferred securities of subsidiary trusts.............    1,383.9           600.0

Shareholders' equity:
   Preferred stock.............................................................................      115.8           267.1
   Common stock and additional paid-in capital (no par value, 1,000,000,000 shares authorized, shares issued and outstanding:  1997 - 186,665,591
     1996 - 167,128,228).......................................................................    2,382.0         2,029.6
   Accumulated other comprehensive income:
     Unrealized  appreciation  of fixed maturity  securities  (net of applicable
       deferred income taxes: 1997 - $95.5; 1996 - $21.5)......................................      177.2            39.8
     Unrealized appreciation (depreciation) of other investments (net of applicable deferred
       income taxes: 1997 - $2.6; 1996 - $(.5))................................................        4.8             (.9)
   Retained earnings...........................................................................    1,210.3           749.7
                                                                                                  --------        --------

       Total shareholders' equity..............................................................    3,890.1         3,085.3
                                                                                                  --------        --------
       Total liabilities and shareholders' equity..............................................   $8,295.9        $5,167.9
                                                                                                  ========        ========







                      The accompanying note is an integral
                         part of the condensed financial
                                  information.

                                                            103

                                                 CONSECO, INC. AND SUBSIDIARIES

                                                           SCHEDULE II


                                 Condensed Financial Information of Registrant (Parent Company)
                                                     Statement of Operations
                                      for the years ended December 31, 1997, 1996 and 1995
                                                      (Dollars in millions)

                                                                                          1997          1996        1995
                                                                                          ----          ----        ----
Revenues:
   Net investment income..............................................................   $  46.5     $    5.5     $    8.5
   Dividends from subsidiaries (eliminated in consolidation)..........................     185.2        146.9        106.5
   Fee and interest income from subsidiaries (eliminated in consolidation)............      93.9         30.9         12.9
   Net investment gains...............................................................       -           30.1         20.6
   Other income (losses)..............................................................       2.5          1.1         (6.4)
                                                                                          ------      -------      -------

       Total revenues.................................................................     328.1        214.5        142.1
                                                                                          ------      -------      -------

Expenses:
   Interest expense on notes payable..................................................     109.1         69.2         42.6
   Interest expense to subsidiaries (eliminated in consolidation).....................      31.2          7.2          7.5
   Operating costs and expenses.......................................................      24.7         10.2         27.8
                                                                                          ------      -------      -------

       Total expenses.................................................................     165.0         86.6         77.9
                                                                                          ------      -------      -------

       Income  before  income  taxes,   equity  in  undistributed   earnings  of
         subsidiaries, distributions on Company-obligated mandatorily redeemable preferred securities of subsidiary trusts
         and extraordinary charge.....................................................     163.1        127.9         64.2

Income tax expense (benefit)..........................................................      (5.5)         1.2        (93.2)
                                                                                          ------      -------      -------

       Income  before  equity  in   undistributed   earnings  of   subsidiaries,
         distributions on  Company-obligated  mandatorily  redeemable  preferred securities of subsidiary trusts
         and extraordinary charge.....................................................     168.6        126.7        157.4

Equity in undistributed earnings of subsidiaries (eliminated in consolidation)........     454.6        155.8         65.1
                                                                                         -------      -------      -------

       Income before distributions on Company-obligated mandatorily redeemable
         preferred securities of subsidiary trusts and extraordinary charge...........     623.2        282.5        222.5

Distributions on Company-obligated mandatorily redeemable preferred securities
   of subsidiary trusts...............................................................      49.0          3.6          -
                                                                                         -------      -------       ------

       Income before extraordinary charge.............................................     574.2        278.9        222.5

Extraordinary charge on extinguishment of debt, net of tax............................       6.9         26.5          2.1
                                                                                         -------      -------       ------

       Net income.....................................................................     567.3        252.4        220.4

Less amounts applicable to preferred stock:
   Charge related to induced conversions..............................................      13.2          -            -
   Preferred stock dividends..........................................................       8.7         27.4         18.4
                                                                                         -------      -------       ------

       Earnings applicable to common stock............................................    $545.4      $ 225.0       $202.0
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

                                                 CONSECO, INC. AND SUBSIDIARIES

                                                           SCHEDULE II



                                 Condensed Financial Information of Registrant (Parent Company)

                                                     Statement of Cash Flows
                                      for the years ended December 31, 1997, 1996 and 1995
                                                      (Dollars in millions)

                                                                                            1997          1996         1995
                                                                                            ----          ----         ----
Cash flows from operating activities:
   Net income...........................................................................   $  567.3    $   252.4      $ 220.4
   Adjustments to reconcile net income to net cash
     provided by operating activities:
       Equity in undistributed earnings of consolidated subsidiaries....................     (454.6)      (155.8)       (65.1)
       Net investment gains.............................................................        -          (30.1)       (20.6)
       Income taxes ....................................................................      (62.0)        (3.2)      (101.3)
       Extraordinary charge on extinguishment of debt...................................       10.6         36.9          3.7
       Distributions on Company-obligated mandatorily redeemable preferred securities of
         subsidiary trusts..............................................................       75.4          5.5          -
       Other............................................................................        7.0        (21.4)        10.8
                                                                                           --------     --------      -------

         Net cash provided by operating activities......................................      143.7         84.3         47.9
                                                                                           --------     --------      -------

Cash flows from investing activities:
   Sales and maturities of investments..................................................       70.0         45.0        125.6
   Investments in consolidated subsidiaries.............................................     (983.1)      (226.1)      (556.9)
   Purchases of investments.............................................................     (143.3)       (66.0)       (70.8)
   Investment in Conseco Capital Partners II, L.P.......................................        -            -           (7.1)
   Expenses incurred in conjunction with terminated merger..............................        -            -           (5.5)
   Cash held by subsidiaries prior to acquisition.......................................        4.1         38.9         17.0
   Payments from subsidiaries...........................................................       72.9         36.5          -
                                                                                           --------     --------      -------


         Net cash used by investing activities..........................................     (979.4)      (171.7)      (497.7)
                                                                                           --------     --------      -------

Cash flows from financing activities:
   Issuance of equity securities, net...................................................       52.3         20.6          1.8
   Issuance of convertible preferred stock..............................................        -          257.7          -
   Issuance of Company-obligated mandatorily redeemable preferred securities
     of subsidiary trusts...............................................................      780.4        587.7          -
   Issuance of notes payable, net.......................................................    2,577.0        856.0        827.2
   Issuance of commercial paper.........................................................      448.2          -            -
   Payments on notes payable............................................................   (2,217.7)    (1,467.2)      (330.0)
   Payments to repurchase equity securities of Conseco..................................     (593.3)       (21.5)       (92.4)
   Dividends paid ......................................................................      (76.8)       (34.3)       (24.6)
   Dividends on stock held by subsidiaries..............................................      (53.8)       (38.1)       (38.7)
   Distributions on Company-obligated mandatorily redeemable preferred securities
     of subsidiary trusts...............................................................      (65.7)        (2.9)         -
   Payments to retire preferred stock...................................................      (72.4)         (.3)         -
                                                                                           --------     --------      -------

         Net cash provided by financing activities......................................      778.2        157.7        343.3
                                                                                           --------     --------      -------

         Net increase (decrease) in short-term investments..............................      (57.5)        70.3       (106.5)

   Short term investments, beginning of year............................................       74.9          4.6        111.1
                                                                                           --------     --------      -------

   Short term investments, end of year..................................................   $   17.4     $   74.9      $   4.6
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

                         CONSECO, INC. AND SUBSIDIARIES

                                  SCHEDULE III

                       Supplementary Insurance Information
                              (Dollars in millions)

                                                                                                         Amortization
                                                                                                               of
                                Cost of policies                                            Insurance   cost of policies
                                  produced and                   Insurance       Net     policy benefits  produced and      Other
                                cost of policies   Insurance      policy     investment        and      cost of policies  operating
Segment                             purchased     liabilities     income       income      expenses(1)    purchased(2)   expenses(3)
-------                             ---------     -----------     ------       ------      -----------    ------------   -----------
1997
   Supplemental health
     operations..................    $1,527.8     $ 3,759.6      $1,858.1      $  273.8     $1,217.5          $194.9        $313.5
   Annuity operations............       828.0      14,150.8          96.8       1,070.6        725.9           198.9          67.3
   Life operations...............       921.7       7,075.0         630.5         448.2        611.8            87.8         123.6
   Individual and group
     major medical...............        44.1         577.2         758.1          17.3        579.5            16.8         139.0
   Other.........................        60.0         337.5          67.3          15.4         40.3             7.3          42.7
   Corporate.....................          -              -             -             -            -            -            126.8
                                     --------     ---------      --------      --------     --------          ------        ------

       Total.....................    $3,381.6     $25,900.1      $3,410.8      $1,825.3     $3,175.0          $505.7        $812.9
                                     ========     =========      ========      ========     ========          ======        ======

1996
   Supplemental health
     operations..................    $  990.8     $ 1,891.9      $  805.9      $   66.6     $  531.8          $ 81.2        $123.5
   Annuity operations............       858.6      12,421.8          77.6         939.6        638.9            95.1          59.1
   Life operations...............       626.5       4,992.7         360.5         279.7        367.5            41.5         108.9
   Individual and group
     major medical...............        49.4         227.4         357.0           8.8        300.3            15.1          18.3
   Other.........................        34.0         108.1          53.2           7.8         25.1             7.9          47.1
   Corporate.....................           -            -              -             -            -              -          112.4
                                     --------     ---------      --------      --------     --------          ------        ------

       Total.....................    $2,559.3     $19,641.9      $1,654.2      $1,302.5     $1,863.6          $240.8        $469.3
                                     ========     =========      ========      ========     ========          ======        ======

1995
   Supplemental health
     operations..................    $  571.9     $   842.6      $  756.9      $   66.9     $  525.6          $ 78.3        $126.2
   Annuity operations............       535.9      10,396.1          68.4         880.3        595.6           169.9          53.9
   Life operations...............       220.9       2,102.2         222.4         176.9        234.1            38.6          61.1
   Individual and group
     major medical...............        54.7         144.2         352.0           9.5        300.8            13.1          12.6
   Other.........................        38.3         120.3          65.3           9.0         36.8             7.6          42.1
   Corporate.....................           -             -             -             -            -               -         140.5
                                     --------     ---------      --------      --------     --------          ------        ------

       Total.....................    $1,421.7     $13,605.4      $1,465.0      $1,142.6     $1,692.9          $307.5        $436.4
                                     ========     =========      ========      ========     ========          ======        ======

(1)  Includes insurance policy benefits, change in future  policy  benefits  and
     amounts   added  to  annuity  and  financial  product  policyholder account balances.

(2)  Includes additional amortization related to gains on sales of investments.

(3) Includes interest expense on notes payable, interest expense on short-term investment borrowings, change in future policy benefits related to realized gains, amortization of goodwill and other operating costs and expenses.

                         CONSECO, INC. AND SUBSIDIARIES


                                   SCHEDULE IV

                                   Reinsurance
              for the years ended December 31, 1997, 1996 and 1995
                              (Dollars in millions)


                                                                                   1997              1996             1995
                                                                                   ----              ----             ----
Life insurance in force:
   Direct............................................................          $136,711.4         $98,835.5        $36,040.7
   Assumed...........................................................             4,198.7           3,659.3            562.8
   Ceded.............................................................           (36,765.6)        (22,345.3)        (2,820.3)
                                                                                ----------       ----------        ---------

         Net insurance in force......................................          $104,144.5         $80,149.5        $33,783.2
                                                                               ==========         =========        =========

         Percentage of assumed to net................................                 4.0%              4.6%             1.7%
                                                                                      ===               ===              ===

Premiums recorded as revenue for generally accepted accounting principles:
   Direct............................................................            $3,162.8          $1,632.3         $1,422.1
   Assumed...........................................................               290.3              65.8              6.1
   Ceded.............................................................              (499.0)           (313.8)           (72.6)
                                                                                 --------          --------         --------

         Net premiums................................................            $2,954.1          $1,384.3         $1,355.6
                                                                                 ========          ========         ========

         Percentage of assumed to net................................                 9.8%              4.7%              .4%
                                                                                      ===               ===               ==



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


*3.1              Amended  and  Restated   Articles  of   Incorporation  of  the
                  Registrant.

*3.2              Amended and  Restated  By-Laws  of  the  Registrant.

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

 4.14 Credit Agreement among the Registrant, Bank of America National Trust and Savings Association, First Union National Bank of North Carolina and Nationsbank, N.A. dated November 22, 1996 ("Credit Agreement"), was filed with the Commission as Exhibit 4.17 to the Registrant's Report on Form 8-K dated December 17, 1996, and is incorporated herein by this reference.

 4.14.1 First Amendment dated as of March 10, 1997 to Credit Agreement was filed with the Commission as Exhibit 4.14.1 to the
                  Registrant's Report on Form 8-K dated April 1, 1997, and is incorporated herein by this reference.

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

 4.17.6 Third Supplemental Indenture, dated as of March 26, 1997 between the Registrant and Fleet National Bank, as Trustee, was filed with the Commission as Exhibit 4.17.6 to the Registrant's Report on Form 8-K dated April 1, 1997, and is incorporated herein by this reference.


 4.17.7 8.796% Subordinated Deferrable Interest Debenture due 2027 was filed with the Commission as Exhibit 4.17.7 to the
                  Registrant's Report on Form 8-K dated April 1, 1997, and is incorporated herein by this reference.

Exhibit
  No.                                   Document


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

 4.20.1 First Supplemental Indenture between the Registrant and Firstar Bank of Minnesota, N.A. Trustee, as Trustee, relating to the 6.5% Convertible Subordinated Debentures due October 1, 2005 was filed with the Commission as Exhibit 4.20.1 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996, and is incorporated herein by this reference.

 4.21.1 Amended and Restated Declaration of Trust of Conseco Financing Trust III, dated as of March 26, 1997, among the Registrant, as sponsor, the trustees named therein and the holders from time to time of undivided beneficial interests in the assets of Conseco Financing Trust III was filed with the Commission as Exhibit 4.20.1 to the Registrant's Report on Form 8-K dated April 1, 1997, and is incorporated herein by this reference.

 4.21.2 Global Certificate for Capital Security of Conseco Financing Trust III was filed with the Commission as Exhibit 4.20.2 to the Registrant's Report on Form 8-K dated April 1, 1997, and is incorporated herein by this reference.

Exhibit
  No.                                   Document


 4.21.3 Capital Securities Guarantee Agreement, dated as of April 1, 1997 between the Registrant and Fleet National Bank was filed with the Commission as Exhibit 4.20.3 to the Registrant's
                  Report on Form 8-K dated April 1, 1997, and is incorporated herein by this reference.

 4.22.1 Senior Indenture, dated November 13, 1997, by and between the Registrant and LTCB Trust Company, as Trustee (the "Senior Indenture"), was filed with the Commission as Exhibit 4.1 to Post-Effective Amendment No. 1 to the Registrant's
                  Registration Statement on Form S-3, No. 333-27803, and is incorporated herein by this reference.

 *4.22.2 6.4% Note due February 10, 2003 issued under the Senior Indenture (one of several identical notes aggregating $250 million).

 4.23.1 Subordinated Indenture between the Registrant and The First National Bank of Chicago, as Trustee, was filed with the Commission as Exhibit 4.2 to the Registrant's Registration Statement on Form S-3, No. 333-40423, and is incorporated herein by this reference.

 4.24.1 Amended and Restated Declaration of Trust of Conseco Financing Trust IV was filed with the Commission as Exhibit 4.12 to the Registrant's Registration Statement on Form S-3, No. 333-40423, and is incorporated herein by this reference.

 4.24.2 Preferred Securities Guarantee of the Registrant for the benefit of the holders of trust preferred securities of Conseco Financing Trust IV was filed with the Commission as
                  Exhibit 4.13 to the Registrant's Registration Statement on Form S-3, No. 333-40423, and is incorporated herein by reference.

 4.24.3 Purchase Contract Agreement between the Registrant and The First National Bank of Chicago, as Purchase Contract Agent, was filed with the Commission as Exhibit 4.20 to the Registrant's Registration Statement on Form S-3, No. 333-40423, and is incorporated herein by reference.

 4.24.4 Pledge Agreement among the Registrant, The Chase Manhattan Bank, as Collateral Agent, and The First National Bank of Chicago, as Purchase Contract Agent, was filed with the Commission as Exhibit 4.21 to the Registrant's Registration Statement on Form S-3, No. 333-40423, and is incorporated herein by reference.

                  The Registrant agrees to furnish the Commission upon its request a copy of any instrument defining the rights of holders of long-term debt of the Company and its consolidated subsidiaries.

Exhibit
  No.                                   Document


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

 10.1.3(a)        Amendment No. 1 to Employment Agreement between the Registrant and  Rollin M. Dick was filed with the  Commission  as Exhibit
                  10.1.3(a) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996, and is incorporated herein by this reference.

 10.1.3(b)        Amendment No.2 to Employment  Agreement between the Registrant and  Rollin M. Dick was filed with the  Commission  as Exhibit
                  10.1.3(b) to the Registrant's Report on Form 10-Q for the quarter ended September 30, 1997, and is incorporated herein by this reference.

 10.1.4           Employment   Agreement   dated  July  1,  1991,   between  the
                  Registrant and Donald F. Gongaware was filed with the Commission as Exhibit 10.1.4 to the Registrant's Report on Form 10-Q for the quarter ended June 30, 1991, and is incorporated herein by this reference.

 10.1.4(a)        Amendment No. 1 to Employment Agreement between the Registrant and  Donald F.  Gongaware  was filed  with the  Commission  as
                  Exhibit  10.1.4(a) to the  Registrant's  Annual Report on Form
                  10-K for the year ended December 31, 1996, and is incorporated herein by this reference.

 10.1.4(b)        Amendment No. 2 to Employment Agreement between the Registrant and  Donald F.  Gongaware  was filed  with the  Commission  as
                  Exhibit 10.1.4(b) to the Registrant's Report on Form 10-Q for the quarter ended September 30, 1997, and is incorporated herein by this reference.

 10.1.9 Unsecured Promissory Note of Stephen C. Hilbert dated May 13, 1996 was filed with the Commission as Exhibit 10.1.9 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996, and is incorporated herein by this reference.

 10.1.10 Employment Agreement dated August 17, 1992, between the Registrant and Ngaire E. Cuneo was filed with the Commission as Exhibit 10.1.10 to the Registrant's Report on Form 10-Q for the quarter ended September 30, 1992, and is incorporated herein by this reference.

 10.1.10(a)       Amendment No. 1 to Employment Agreement between the Registrant and Ngaire E. Cuneo was filed with the  Commission  as Exhibit
                  10.1.10(a) to the Registrant's Report on Form 10-K for the year ended December 31, 1996, and is incorporated herein by this reference.

 10.1.10(b)       Amendment No. 2 to Employment Agreement between the Registrant and Ngaire E. Cuneo was filed with the  Commission  as Exhibit
                  10.1.10(b) to the Registrant's Report on Form 10-Q for the quarter ended September 30, 1997, and is incorporated herein by this reference.

Exhibit
  No.                                   Document


 10.1.11          Employment  Agreement  dated  September  8, 1997  between  the
                  Registrant  and John J. Sabl  was filed with the Commission as
                  Exhibit 10.1.11 to the Registrant's Report on Form 10-Q for the quarter ended September 30, 1997, and is incorporated herein by this reference.

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

*10.8.11 Amended and Restated Director, Executive and Senior Officer Stock Purchase Plan.

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

*10.8.14          Conseco,  Inc. Amended And Restated 1997  Non-qualified  Stock
                  Option Plan.

Exhibit
  No.                                   Document


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

*12.1 Computation of Ratio of Earnings to Fixed Charges, Preferred Dividends and Distributions on Company-Obligated Mandatorily Redeemable Preferred Securities of Subsidiary Trusts.

*21               List of Subsidiaries.

Exhibit
  No.                                   Document

*23               Consent of Independent Accountants.

*27               Financial data  schedule  for Conseco, Inc. dated December 31,
                  1997

                  *Filed herewith

Compensation Plans and Arrangements

 10.1.2 Employment Agreement dated January 1, 1987, between the Registrant and Stephen C. Hilbert and Amendment No. 1 thereto.

 10.1.3           Employment  Agreement   dated  July  1,  1991,   between   the
                  Registrant and Rollin M. Dick.

 10.1.3(a)        Amendment No. 1 to Employment Agreement between the Registrant and Rollin M. Dick.

 10.1.3(b)        Amendment No. 2 to Employment Agreement between the Registrant and Rollin M. Dick.

 10.1.4           Employment  Agreement   dated  July  1,  1991,   between   the
                  Registrant and Donald F. Gongaware.

 10.1.4(a)        Amendment No. 1 to Employment Agreement between the Registrant and Donald F. Gongaware.

 10.1.4(b)        Amendment No. 2 to Employment Agreement between the Registrant and Donald F. Gongaware.

 10.1.9           Unsecured  Promissory  Note  of  Stephen C.  Hilbert.

 10.1.10          Employment  Agreement   dated  August 17,  1992,  between  the
                  Registrant and Ngaire E. Cuneo.

 10.1.10(a)       Amendment No. 1 to Employment Agreement between the Registrant and Ngaire E. Cuneo.

 10.1.10(b)       Amendment No. 2 to Employment Agreement between the Registrant and Ngaire E. Cuneo.

 10.11            Employment Agreement between the Registrant and John J. Sabl.

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

*10.8.11 Amended and Restated Director, Executive and Senior Officer Stock Purchase Plan.

 10.8.12 Guaranty regarding Director, Executive and Senior Officer Stock Purchase Plan.


 10.8.13 Form of Promissory Note Payable to the Registrant relating to the Registrant's Director, Executive and Senior Officer Stock Purchase Plan.

*10.8.14          Conseco,  Inc. Amended and Restated 1997  Non-qualified  Stock
                  Option Plan.