Form 10-Q
period 1998-03-31
CONSECO INC
filed 1998-05-15
CIK 719241

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

       [ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended March 31, 1998

       [   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from ________ to ________

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


    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [ X ] No [ ]



        Shares of common stock outstanding as of May 1, 1998: 186,944,529

================================================================================




                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                         CONSECO, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                              (Dollars in millions)

                                     ASSETS


                                                                                                 March 31,     December 31,
                                                                                                   1998            1997
                                                                                                   ----            ----
                                                                                                (unaudited)

Investments:
   Actively managed fixed maturities at fair value (amortized cost:
     1998 - $22,616.3; 1997 - $22,289.3)......................................................   $22,968.9      $22,773.7
   Equity securities at fair value (cost: 1998 - $254.6; 1997 - $227.6).......................       263.4          228.9
   Mortgage loans.............................................................................       474.2          516.2
   Credit-tenant loans........................................................................       596.6          558.6
   Policy loans...............................................................................       691.7          692.4
   Other invested assets .....................................................................       534.8          518.1
   Short-term investments.....................................................................       837.7          990.5
   Assets held in separate accounts...........................................................       675.2          682.8
                                                                                                 ---------      ---------

       Total investments......................................................................    27,042.5       26,961.2

Accrued investment income.....................................................................       399.9          379.3
Cost of policies purchased....................................................................     2,442.6        2,466.4
Cost of policies produced.....................................................................     1,022.5          915.2
Reinsurance receivables.......................................................................       761.8          795.8
Income tax assets.............................................................................        42.4           85.6
Goodwill (net of accumulated amortization: 1998 - $192.2; 1997 - $167.7)......................     3,604.9        3,637.3
Property and equipment (net of accumulated depreciation: 1998 - $88.4; 1997 - $83.8) .........       176.0          171.6
Other assets..................................................................................       431.3          449.1
                                                                                                 ---------      ---------

       Total assets...........................................................................   $35,923.9      $35,861.5
                                                                                                 =========      =========













                            (continued on next page)






               The accompanying notes are an integral part of the
                       consolidated financial statements.





                         CONSECO, INC. AND SUBSIDIARIES

                      CONSOLIDATED BALANCE SHEET, continued
                              (Dollars in millions)

                      LIABILITIES AND SHAREHOLDERS' EQUITY


                                                                                                 March 31,     December 31,
                                                                                                   1998            1997
                                                                                                   ----            ----
                                                                                                (unaudited)
Liabilities:
   Insurance liabilities:
     Interest sensitive products..............................................................   $17,320.6      $17,357.6
     Traditional products.....................................................................     5,758.0        5,784.8
     Claims payable and other policyholder funds..............................................     1,617.3        1,615.5
     Unearned premiums........................................................................       409.1          406.1
     Liabilities related to separate accounts.................................................       675.2          682.8
   Investment borrowings......................................................................     1,196.1        1,389.5
   Other liabilities..........................................................................     1,223.4          995.6
   Commercial paper...........................................................................       741.0          448.2
   Notes payable..............................................................................     1,694.1        1,906.7
                                                                                                 ---------      ---------

         Total liabilities....................................................................    30,634.8       30,586.8
                                                                                                 ---------      ---------

Minority interest:
   Company-obligated mandatorily redeemable preferred securities
     of subsidiary trusts.....................................................................     1,388.1        1,383.9
   Common stock of subsidiary.................................................................          .7             .7

Shareholders' equity:
   Preferred stock............................................................................       115.8          115.8
   Common stock and additional paid-in capital (no par value, 1,000,000,000 shares authorized, shares issued and outstanding: 1998 - 186,791,453;
     1997 - 186,665,591)......................................................................     2,397.0        2,382.0
   Accumulated other comprehensive income:
     Unrealized appreciation of fixed maturity securities (net of applicable deferred
       income taxes:  1998 - $85.7; 1997 - $95.5).............................................       159.0          177.2
     Unrealized appreciation of other investments (net of applicable deferred
       income taxes:  1998 - $5.9; 1997 - $2.6)...............................................        10.9            4.8
   Retained earnings..........................................................................     1,217.6        1,210.3
                                                                                                 ---------      ---------

         Total shareholders' equity...........................................................     3,900.3        3,890.1
                                                                                                 ---------      ---------

         Total liabilities and shareholders' equity...........................................   $35,923.9      $35,861.5
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






                         CONSECO, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF OPERATIONS
                              (Dollars in millions)
                                   (unaudited)

                                                                                                     Three months ended
                                                                                                          March 31,
                                                                                                      ------------------
                                                                                                      1998          1997
                                                                                                      ----          ----
Revenues:
   Insurance policy income:
     Traditional products......................................................................   $   859.4    $   566.2
     Interest sensitive products...............................................................       130.7        103.9
   Net investment income.......................................................................       583.3        409.2
   Net investment gains........................................................................       104.8          5.1
   Fee revenue and other income................................................................        20.8         14.6
                                                                                                  ---------    ---------

       Total revenues..........................................................................     1,699.0      1,099.0
                                                                                                  ---------    ---------

Benefits and expenses:
   Insurance policy benefits...................................................................       680.4        455.3
   Amounts added to annuity and financial product policyholder account balances:
       Interest................................................................................       188.4        173.7
       Other amounts added to variable and equity-indexed annuity products.....................        85.6         16.2
   Interest expense on notes payable...........................................................        39.0         25.8
   Interest expense on short-term investment borrowings........................................        18.9          2.8
   Amortization related to operations..........................................................       117.1        103.6
   Amortization related to investment gains....................................................        86.4         11.8
   Other operating costs and expenses..........................................................       165.0        114.4
                                                                                                  ---------    ---------

       Total benefits and expenses.............................................................     1,380.8        903.6
                                                                                                  ---------    ---------

       Income before income taxes, minority interest and extraordinary charge .................       318.2        195.4

Income tax expense.............................................................................       131.3         70.6
                                                                                                  ---------    ---------

       Income before minority interest and extraordinary charge ...............................       186.9        124.8

Minority interest:
   Distributions on Company-obligated mandatorily redeemable preferred
     securities of subsidiary trusts...........................................................        19.4          8.7
   Dividends on preferred stock of subsidiaries................................................          -           1.3
                                                                                                  ---------    ---------

       Income before extraordinary charge .....................................................       167.5        114.8

Extraordinary charge on extinguishment of debt, net of taxes and minority interest.............        16.4          3.3
                                                                                                  ---------    ---------

       Net income..............................................................................       151.1        111.5

Less amounts applicable to preferred stock:
   Charge related to induced conversions.......................................................          -          12.3
   Preferred stock dividends...................................................................         2.0          2.3
                                                                                                  ---------    ---------

       Net income applicable to common stock...................................................   $   149.1    $    96.9
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



                         CONSECO, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF OPERATIONS, continued
                  (Dollars in millions, except per share data)
                                   (unaudited)

                                                                                                      Three months ended
                                                                                                           March 31,
                                                                                                      --------------------
                                                                                                      1998             1997
                                                                                                      ----             ----
Earnings per common share:
   Basic:
     Weighted average shares outstanding.....................................................    185,941,000       177,670,000
     Net income before extraordinary charge..................................................           $.89              $.57
     Extraordinary charge....................................................................            .09               .02
                                                                                                        ----              ----

       Net income............................................................................           $.80              $.55
                                                                                                        ====              ====

   Diluted:
     Weighted average shares outstanding.....................................................    207,930,000       203,620,000
     Net income before extraordinary charge..................................................           $.81              $.51
     Extraordinary charge....................................................................            .08               .02
                                                                                                        ----              ----

       Net income............................................................................           $.73              $.49
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



                         CONSECO, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                              (Dollars in millions)
                                   (unaudited)

                                                                               Common stock     Accumulated other
                                                                   Preferred  and additional      comprehensive      Retained
                                                        Total        stock    paid-in capital     income (loss)      earnings
                                                        -----        -----    ---------------     -------------      --------

Balance, December 31, 1997........................... $3,890.1     $115.8       $2,382.0           $ 182.0           $1,210.3

   Comprehensive income, net of tax:
     Net income......................................    151.1         -              -                 -               151.1
     Change in unrealized appreciation of
       securities (net of applicable income
       tax benefit of $6.5)..........................    (12.1)        -              -              (12.1)                -
                                                      --------

         Total comprehensive income..................    139.0

   Issuance of shares for stock options and for
     agent and employee benefit plans................     93.5         -            93.5                -                  -
   Tax benefit related to issuance of shares under
     stock options plans.............................     36.8         -            36.8                -                  -
   Cost of shares acquired...........................   (233.8)        -          (115.3)               -              (118.5)
   Dividends on preferred stock......................     (2.0)        -              -                 -                (2.0)
   Dividends on common stock.........................    (23.3)        -              -                 -               (23.3)
                                                      ---------    ------       --------           -------           --------

Balance, March 31, 1998.............................. $3,900.3     $115.8       $2,397.0            $169.9           $1,217.6
                                                      ========     ======       ========            ======           ========

Balance, December 31, 1996........................... $3,085.3     $267.1       $2,029.6           $  38.9           $  749.7

   Comprehensive income (loss), net of tax:
     Net income......................................    111.5         -              -                 -               111.5
     Change in unrealized appreciation of
       securities (net of applicable
       income tax benefit of $89.2)..................   (165.6)        -              -             (165.6)                -
                                                      --------

         Total comprehensive loss....................    (54.1)

   Conversion of preferred stock into common shares..       -      (134.0)         134.0                -                  -
   Issuance of shares in merger transactions.........    115.7         -           115.7                -                  -
   Issuance of shares for stock options and for
     agent and employee benefit plans................     11.2         -            11.2                -                  -
   Tax benefit related to issuance of shares under
     stock option plans..............................       .5         -              .5                -                  -
   Conversion of convertible debentures into
     common shares...................................    142.1         -           142.1                -                  -
   Other ............................................     (5.2)        -            (5.2)               -                  -
   Amounts applicable to preferred stock:
     Charge related to induced conversion of
       convertible preferred stock...................    (12.3)        -              -                 -               (12.3)
     Dividends on preferred stock....................     (2.3)        -              -                 -                (2.3)
   Dividends on common stock.........................     (5.8)        -              -                 -                (5.8)
                                                      --------     ------       --------           -------           --------

Balance, March 31, 1997.............................. $3,275.1     $133.1       $2,427.9           $(126.7)          $  840.8
                                                      ========     ======       ========           =======           ========










               The accompanying notes are an integral part of the
                       consolidated financial statements.



                         CONSECO, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                              (Dollars in millions)
                                   (unaudited)

                                                                                                   Three months ended
                                                                                                        March 31,
                                                                                                  ----------------------
                                                                                                  1998              1997
                                                                                                  ----              ----
Cash flows from operating activities:
   Net income...............................................................................  $   151.1         $   111.5
   Adjustments to reconcile net income to net cash provided by operating activities:
     Amortization and depreciation..........................................................      208.1             118.6
     Income taxes...........................................................................      100.5              58.3
     Insurance liabilities..................................................................     (128.2)             (7.4)
     Amounts added to annuity and financial product policyholder account balances...........      274.0             189.9
     Fees charged to insurance liabilities..................................................     (116.3)           (103.7)
     Accrual and amortization of investment income..........................................        2.3              (4.2)
     Deferral of cost of policies produced..................................................     (169.6)           (109.6)
     Minority interest......................................................................       29.5              13.4
     Extraordinary charge on extinguishment of debt.........................................       25.2               5.1
     Net investment gains...................................................................     (104.8)             (5.1)
     Other..................................................................................      (16.1)            (46.8)
                                                                                              ---------         ---------

       Net cash provided by operating activities............................................      255.7             220.0
                                                                                              ---------         ---------

Cash flows from investing activities:
   Sales of investments.....................................................................    8,240.1           3,487.7
   Maturities and redemptions...............................................................      321.3             127.8
   Purchases of investments.................................................................   (8,543.6)         (3,592.0)
   Purchase of mandatorily redeemable preferred stock of subsidiary.........................         -              (27.6)
   Acquisition of Capitol American Financial Corporation, net of cash held at date
      of merger.............................................................................         -             (522.1)
   Other....................................................................................      (17.3)            (27.6)
                                                                                              ---------         ---------

       Net cash provided (used) by investing activities ....................................         .5            (553.8)
                                                                                              ---------         ---------

Cash flows from financing activities:
   Issuance of Company-obligated mandatorily redeemable preferred stock of subsidiary
     trusts.................................................................................        3.6             296.7
   Issuance of shares related to stock options and employee benefit plans  .................       57.1               9.8
   Issuance of commercial paper, net........................................................      292.8                -
   Issuance of notes payable................................................................      798.0             745.8
   Payments on notes payable................................................................   (1,035.9)           (548.7)
   Payments to repurchase equity securities of Conseco......................................     (199.6)               -
   Investment borrowings....................................................................     (193.4)            (65.1)
   Deposits to insurance liabilities........................................................      533.1             456.8
   Withdrawals from insurance liabilities...................................................     (626.4)           (504.9)
   Charge related to induced conversion of convertible preferred stock......................         -              (12.3)
   Distributions on Company-obligated mandatorily redeemable preferred stock of
     subsidiary trusts......................................................................      (12.8)             (6.3)
   Dividends paid ..........................................................................      (25.5)             (8.7)
                                                                                              ---------         ---------

       Net cash provided (used) by financing activities.....................................     (409.0)            363.1
                                                                                              ---------         ---------

       Net increase (decrease) in short-term investments....................................     (152.8)             29.3

Short-term investments, beginning of period.................................................      990.5             281.6
                                                                                              ---------         ---------

Short-term investments, end of period.......................................................  $   837.7         $   310.9
                                                                                              =========         =========


               The accompanying notes are an integral part of the
                       consolidated financial statements.


                                        7

                         CONSECO, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              --------------------

     The following notes should be read in conjunction with the notes to consolidated financial statements included in the 1997 Form 10-K of Conseco, Inc. ("We", "Conseco" or the "Company").

     BASIS OF PRESENTATION

     The unaudited consolidated financial statements reflect all adjustments, consisting only of normal recurring items, which are necessary to present fairly Conseco's financial position and results of operations on a basis consistent with that of our prior audited consolidated financial statements. We have reclassified certain amounts from the prior periods to conform to the 1998 presentation.

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

     Consolidation issues. On May 30, 1997, we completed the acquisition (the "PFS Merger") of Pioneer Financial Services, Inc. ("PFS") and PFS became a wholly owned subsidiary of Conseco. On September 30, 1997, we completed the acquisition (the "Colonial Penn Purchase") of Colonial Penn Life Insurance Company and Providential Life Insurance Company and certain other assets (collectively referred to as "Colonial Penn"). Colonial Penn became a wholly owned subsidiary of Conseco. On December 5, 1997, we completed the acquisition (the "WNIC Merger") of Washington National Corporation ("WNIC") and WNIC became a wholly owned subsidiary of Conseco. The accounts of PFS, Colonial Penn and WNIC are consolidated effective April 1, 1997, September 30, 1997 and December 1, 1997, respectively.

     Our   financial   statements   do  not  include  the  results  of  material
transactions  between  us  and  our  consolidated   affiliates,   or  among  our
consolidated affiliates.

     ADJUSTMENT TO ACTIVELY MANAGED FIXED MATURITY SECURITIES

     We classify fixed maturity securities into three categories: "actively managed" (which are carried at estimated fair value), "trading" (which are carried at estimated fair value) and "held to maturity" (which are carried at amortized cost). We held $38.7 million of trading securities at March 31, 1998, which are included in other invested assets. We did not classify any fixed maturity securities in the held to maturity category at March 31, 1998.

     Adjustments to carry actively managed fixed maturity securities at fair value have no effect on our earnings. We record them, net of tax and other adjustments, to shareholders' equity. The following table summarizes the effect of these adjustments on the related balance sheet accounts at March 31, 1998 and December 31, 1997:

                                                           March 31, 1998                      December 31, 1997
                                                -------------------------------------  ---------------------------------
                                                              Effect of                              Effect of
                                                             fair value     Carrying                fair value    Carrying
                                                Cost basis   adjustments      value    Cost basis   adjustments     value
                                                ----------   -----------      -----    ----------   -----------     -----
                                                                            (Dollars in millions)
Actively managed fixed maturity
    securities...............................   $22,616.3     $352.6        $22,968.9   $22,289.3    $484.4      $22,773.7
Other balance sheet items:
    Cost of policies purchased...............     2,508.7      (66.1)         2,442.6     2,639.0    (172.6)       2,466.4
    Cost of policies produced................     1,062.4      (39.9)         1,022.5       949.9     (34.7)         915.2
    Other....................................          -        (1.9)            (1.9)        -        (4.4)          (4.4)
    Income tax assets........................       128.1      (85.7)            42.4       181.1     (95.5)          85.6
                                                              ------                                 ------

Unrealized appreciation of fixed maturity
    securities, net..........................                 $159.0                                 $177.2
                                                              ======                                 ======


                         CONSECO, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              --------------------

     EARNINGS PER SHARE

     As of December 31,  1997,  we adopted  Statement  of  Financial  Accounting
Standards No. 128, "Earnings Per Share"("SFAS 128"). SFAS 128 provides new accounting and reporting standards for earnings per share. It replaces primary and fully diluted earnings per share with basic and diluted earnings per share. Basic earnings per share excludes dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share represents the potential dilution that could occur if all dilutive convertible securities, warrants and stock options were exercised and converted into common stock. The diluted earnings per share calculation assumes that the proceeds received upon the conversion of all dilutive options and warrants are used to repurchase the Company's common shares at the average market price of such shares during the period. Prior period earnings per share amounts have been restated. We have also restated all share and per-share amounts for the two-for-one stock split distributed February 11, 1997.

     A reconciliation of income and shares used to calculate basic and diluted earnings per share is as follows:

                                                                                        Three months ended
                                                                                             March 31,
                                                                                        -------------------
                                                                                        1998          1997
                                                                                        ----          ----
                                                                                      (Dollars in millions and
                                                                                        shares in thousands)
Income:
   Net income before extraordinary charge...........................................    $167.5        $114.8
   Preferred stock dividends........................................................       2.0          14.6
                                                                                        ------        ------

     Income before extraordinary charge applicable to common ownership
       for basic earnings per share.................................................     165.5         100.2

   Effect of dilutive securities:
     Preferred stock dividends......................................................       2.0           2.3
                                                                                        ------        ------

     Income before extraordinary charge applicable to common ownership
       and assumed conversions for diluted earnings per share.......................    $167.5        $102.5
                                                                                        ======        ======

Shares:
   Weighted average shares outstanding for basic earnings per share.................   185,941       177,670

   Effect of dilutive securities on weighted average shares:
     Stock options..................................................................     8,250        11,464
     Employee stock plans...........................................................     1,970         2,078
     PRIDES.........................................................................     6,482         7,447
     Convertible debentures.........................................................     5,287         4,961
                                                                                       -------      --------

         Dilutive potential common shares...........................................    21,989        25,950
                                                                                       -------      --------

           Weighted average shares outstanding for diluted earnings
              per share.............................................................   207,930       203,620
                                                                                       =======       =======

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

                         CONSECO, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              --------------------

     The change in unrealized gains included in comprehensive income in the first quarter of 1997 was net of $4.3 million (after an income tax benefit of $2.2 million) of net investment losses included in net income.

     BUSINESS SEGMENTS

     As of January 1, 1998, we adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). Under SFAS 131, companies are required to provide disclosures about operating segments on the same basis used internally by a company for evaluating the performance of its operations and the allocation of its resources. The segment disclosure under SFAS 131 is not significantly different from our prior disclosures because our prior disclosures reflected the same operating data and results used by management in evaluating the performance of our business.

     The following table summarizes financial data by segment:

                                                                                        Three months ended
                                                                                             March 31,
                                                                                        ------------------
                                                                                        1998          1997
                                                                                        ----          ----
                                                                                        (Dollars in millions)
Total revenues:
   Supplemental health..............................................................  $  585.4     $  466.1
   Annuities........................................................................     437.5        274.5
   Life insurance...................................................................     370.5        226.5
   Individual and group major medical...............................................     238.3         98.7
   Other............................................................................      67.3         33.2
                                                                                      --------     --------

                                                                                      $1,699.0     $1,099.0
                                                                                      ========     ========
Income before income taxes, minority interest and extraordinary charge:
   Supplemental health..............................................................  $  138.7     $   82.1
   Annuities........................................................................      82.0         64.6
   Life insurance...................................................................     101.0         54.3
   Individual and group major medical...............................................      19.3         10.2
   Other............................................................................      20.0         14.0
   Corporate........................................................................     (42.8)       (29.8)
                                                                                      --------     --------

                                                                                      $  318.2     $  195.4
                                                                                      ========     ========


     FINANCIAL INSTRUMENTS

     We periodically use options and interest rate swaps to hedge interest rate risk associated with our investments and borrowed capital. At March 31, 1998, we held agreements to create a hedge that effectively converts a portion of our fixed-rate borrowed capital into floating-rate instruments for the period during which the agreements are outstanding. The difference between the interest rates is accrued as interest rates change and recorded as an adjustment to interest expense. During the first quarter of 1998, interest expense was reduced by $.7 million as a result of our interest rate swap agreements. Such interest rate swap agreements have an aggregate notional principal amount of $1.0 billion, mature in various years through 2008 and have an average remaining life of 7 years.

     In 1996, we introduced equity-indexed annuity products, which provide a guaranteed base rate of return with a higher potential return linked to the performance of a broad-based equity index. We buy Standard & Poor's 500 Index Call Options (the "S&P 500 Call Options") in an effort to hedge potential increases to policyholder benefits resulting from increases in the S&P 500 Index to which the product's return is linked. We include the cost of the S&P 500 Call Options in the pricing of the equity-indexed annuity products. We reflect changes in the values of the S&P 500 Call Options, which fluctuate in relation to changes in policyholder account balances for these annuities, in net investment income. Premiums paid to purchase these instruments are deferred and amortized over their term.

                         CONSECO, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              --------------------

     During the three months ended March 31, 1998, net investment income included $59.7 million related to changes in the value of the S&P 500 Call
Options. Such investment income was substantially offset by amounts added to policyholder account balances for annuities and financial products. The value of the S&P 500 Call Options was $71.8 million at March 31, 1998. We classify such instruments as other invested assets.

     If the counterparties of the aforementioned financial instruments do not meet their obligations, Conseco may have to recognize a loss. Conseco limits its exposure to such a loss by diversifying among several counterparties believed to be strong and creditworthy. At March 31, 1998, all of the counterparties were rated "A" or higher by Standard & Poor's Corporation.

     REINSURANCE

     Cost of reinsurance ceded where the reinsured policy contains mortality risks totaled $133.9 million and $92.3 million in the first quarters of 1998 and 1997, respectively. This cost was deducted from insurance premium revenue. Conseco is contingently liable for claims reinsured if the assuming company is unable to pay. Reinsurance recoveries netted against insurance policy benefits totaled $135.5 million and $70.8 million in the first quarters of 1998 and 1997, respectively.

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

     COMMERCIAL PAPER PROGRAM

     We instituted a commercial paper program in April 1997 to lower our borrowing costs and improve our liquidity. Borrowings under our commercial paper program averaged approximately $639.8 million during the first quarter of 1998. The weighted average interest rate on such borrowings was 5.76 percent during the three month period ended March 31, 1998. Conseco's commercial paper has maturities ranging from 1 to 101 days. However, the Company has the ability to refinance such obligations through its bank credit facility.

     CHANGES IN NOTES PAYABLE

     Notes payable of the Company were as follows:

                                                                                        March 31,    December 31,
                                                                     Interest rate        1998           1997
                                                                     -------------        ----           ----
                                                                                          (Dollars in millions)
Bank debt............................................................  5.99% (1)        $  695.0        $1,000.0
Leucadia Notes.......................................................  6.19% (1)           400.0           400.0
Notes due 2003.......................................................   6.4%               250.0             -
Senior notes due 2003................................................ 8.125%               168.5           168.5
Senior notes due 2004................................................  10.5%                41.1           184.9
Subordinated notes due 2004.......................................... 11.25%                 8.1            10.9
Convertible subordinated debentures due 2005.........................   6.5%                29.1            29.1
Convertible subordinated notes due 2003..............................   6.5%                86.0            86.1
Other................................................................Various                20.2            21.3
                                                                                        --------        --------

     Total principal amount..........................................                    1,698.0         1,900.8

Unamortized net (discount) premium...................................                       (3.9)            5.9
                                                                                        --------        --------

     Total...........................................................                   $1,694.1        $1,906.7
                                                                                        ========        ========

Commercial paper.....................................................  5.95% (1)          $741.0          $448.2
                                                                                          ======          ======

(1)  Current rate at March 31, 1998.

                         CONSECO, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              --------------------

     First quarter 1998 changes in notes payable

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

     During the first quarter of 1998, we repurchased $2.8 million par value of the 11.25 percent subordinated notes due 2004 for $3.2 million. We recognized an extraordinary charge of $.2 million (net of a $.1 million tax benefit) as a result of such repurchases. In addition, assets with a carrying value at March 31, 1998, of $9.6 million were segregated for the purpose of defeasing the remaining $8.1 million par value of our 11.25 percent subordinated notes due 2004.

     During the first quarter of 1998, we repurchased $143.8 million par value of our 10.5 percent senior notes due 2004 for $176.7 million. We recognized an extraordinary charge of $16.2 million (net of an $8.7 million tax benefit) as a result of such repurchases.

     First quarter 1997 changes in notes payable

     In the first quarter of 1997, we repurchased $76.1 million par value of the
11.25 percent senior subordinated notes due 2004 for $87.7 million. We recognized an extraordinary charge of $3.3 million (net of a $1.8 million tax benefit) as a result of such repurchases.

     During the first quarter of 1997, $61.0 million par value of convertible subordinated debentures due 2005 were converted into 4.7 million shares of Conseco common stock. Such convertible debentures were acquired in conjunction with the acquisition (the "ATC Merger") of American Travellers Corporation ("ATC") in December 1996. We paid $4.2 million to induce the holders to convert such convertible subordinated debentures. The charge recognized as a result of the inducement payment was not significant since such amount approximated amounts reflected in the fair value of the debentures at the ATC Merger date.

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

     CHANGES IN COMMON STOCK

     Changes in the number of shares of common stock outstanding for the first three months of 1998 and 1997 were as follows (shares in thousands):

                                                                                                     Three months ended
                                                                                                          March 31,
                                                                                                     -------------------
                                                                                                     1998          1997
                                                                                                     ----          ----
Balance, beginning of period..............................................................          186,666      167,128
   Stock options exercised................................................................            4,583          891
   Shares issued in conjunction with merger...............................................               -         2,882
   Common shares converted from convertible subordinated debentures.......................               -         4,728
   Common shares converted from PRIDES....................................................               -         7,497
   Common stock acquired under option exercise and repurchase programs....................           (5,114)          -
   Shares issued under employee benefit and compensation plans............................              656          119
                                                                                                    -------      -------

Balance, end of period....................................................................          186,791      183,245
                                                                                                   =======      =======

                                       12

                         CONSECO, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              --------------------

     In the first quarter of 1998, Conseco's chief executive officer and three of its executive vice presidents exercised outstanding options to purchase approximately 2.4 million shares of Conseco common stock under Conseco's option exercise program. The options exercised would otherwise have remained exercisable until 2004. The option exercise program was created in 1994 in order to accelerate the recording of tax benefits we derive from the exercise of the options and to better manage our capital structure. No cash was exchanged as the executives paid for the exercise price of the options and a portion of the federal and state taxes thereon by tendering previously owned shares. The Company withheld shares to cover a portion of the federal and state taxes owed by the executives as a result of the exercise transactions. The program resulted in the following changes to common stock and additional paid-in capital: (i) an increase for a tax benefit of $26.6 million (net of payroll taxes incurred of $1.1 million); (ii) an increase for the exercise price of $35.2 million; and
(iii) a decrease of $72.4 million related to shares withheld or tendered by the executives for the exercise price and for federal and state taxes. Net of shares withheld or tendered, we issued approximately .9 million shares of common stock to the executives under the program. As an inducement to encourage the exercise of options prior to their expiration date, we granted to the executive officers new options to purchase a total of 1.5 million shares at a price of $48.1875 per share (equal to the market price per share on the grant date) to replace the shares surrendered for taxes and the exercise price.

     During the first quarter of 1998, we repurchased 3.6 million Conseco common shares under our share repurchase programs for $161.2 million. In conjunction with our announcement of the agreement to merge with Green Tree Financial Corporation ("Green Tree"), we announced the termination of our current share repurchase program to repurchase 5 million Conseco common shares (719,400 shares of Conseco common stock were repurchased under such program prior to its termination).

     We allocated the $233.8 million cost of the shares we repurchased in connection with the stock option exercise program and share repurchase program to shareholders' equity accounts as follows: (i) $115.3 million to common stock and additional paid-in capital (such allocation was based on the value we received for shares issued in our recent acquisitions); and (ii) $118.5 million to retained earnings.

     CHANGES IN MINORITY INTEREST

     Minority interest represents the interest of investors other than Conseco in its subsidiaries. Minority interest at March 31, 1998, included: (i) Company-obligated mandatorily redeemable preferred securities of subsidiary trusts with a carrying value of $1,388.1 million; and (ii) $.7 million interest in the common stock of a subsidiary.

     Company-obligated mandatorily redeemable preferred securities of subsidiary trusts at March 31, 1998, were as follows:

                                                                                                                Estimated
                                                                                      Amount        Carrying      fair
                                                                                    outstanding       value       value
                                                                                    -----------       -----       -----
                                                                                              (Dollars in millions)
          9.16% Trust Originated Preferred Securities ("TOPrS").................     $  275.0      $  275.0    $  286.7
          8.70% Capital Trust Pass-through Securities ("TruPS").................        325.0         325.0       363.1
          8.796% Capital Securities.............................................        300.0         300.0       338.7
          FELINE PRIDES.........................................................        503.7         488.1       607.6
                                                                                     --------      --------    --------

                                                                                     $1,403.7      $1,388.1    $1,596.1
                                                                                     ========      ========    ========


     In January 1998, an additional 74,900 FELINE PRIDES were issued for a total of $3.6 million to cover the over-allotments associated with our original offering of such securities in December 1997.

     DIRECTOR, EXECUTIVE AND SENIOR OFFICER STOCK PURCHASE PLAN

     The Director, Executive and Senior Officer Stock Purchase Plan is designed to encourage direct, long-term ownership of Conseco common stock by Board members, executive officers and certain senior officers. Under the program, 8 million shares of Conseco common stock have been purchased in 1997 and 1996 in open market transactions with independent parties. Purchases were financed by personal loans to the participants from a bank. Such loans are collateralized by the Conseco common stock purchased. Conseco has guaranteed the loans, but has recourse to the participants if we incur a loss under the guarantee. In addition, we provide loans

                         CONSECO, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              --------------------

to the participants for interest payments under the bank loans. A total of 39 directors and officers of Conseco participated in the plan. At March 31, 1998, the bank loans guaranteed by us totaled $247.4 million, and the loans provided by us for interest totaled $11.5 million. The common stock that collateralizes the loans had a fair value of $428.1 million.

     CONSOLIDATED STATEMENT OF CASH FLOWS

     The following non-cash items were not reflected in the consolidated statement of cash flows in 1998: (i) the acquisition of Conseco common stock of $34.2 million pursuant to the tender of shares under the option exercise program; (ii) the issuance of Conseco common stock under stock option and employee benefit plans of $36.4 million; and (iii) the tax benefit of $36.8 million related to the issuance of Conseco common stock under employee benefit plans. The following non-cash items were not reflected in the consolidated statement of cash flows in 1997: (i) the issuance of Conseco common stock valued at $115.7 million in the CAF Merger; (ii) the issuance of $1.4 million of Conseco common stock to employee benefit plans; (iii) the tax benefit of $.5 million related to the issuance of Conseco common stock under employee benefit plans; (iv) the conversion of $134.0 million of PRIDES into 2.2 million shares of Conseco common stock; and (v) the conversion of $61.0 million par value of convertible debentures into 4.7 million shares of Conseco common stock.

     RECENTLY ISSUED ACCOUNTING STANDARDS

     Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities" ("SFAS 125") was issued in June 1996 and provides accounting and reporting standards for transfers of financial assets and extinguishments of liabilities. We adopted all provisions of SFAS 125 as of January 1, 1998. The adoption of SFAS 125 did not have any effect on our financial position or results of operations.

     Statement of Financial Accounting Standards No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" ("SFAS 132") was issued in February 1998 and revises current disclosure requirements for employers' pensions and other retiree benefits. SFAS 132 will have no effect on our financial position or results of operations. SFAS 132 is effective for our December 31, 1998 financial statements.

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

     YEAR 2000 CONVERSION COSTS

     We have initiated a corporate-wide program designed to ensure that all of our computer systems will function properly in the year 2000. For some of our operations, the most effective solution will be to ensure timely completion of the previously planned conversions of their older systems to more modern, year 2000 - compliant systems used in other areas of the Company. In some cases, our most effective solution will be to purchase new, more modern systems; these costs will be capitalized as assets and amortized over their expected useful lives. In other cases, we will modify existing systems, thereby incurring costs that will be charged to operating expense. In the first quarter of 1998, we incurred $5.5 million in costs related to year 2000 projects. We expect to spend approximately an additional $20 million on these projects over the next two years. We began to incur expenses related to this program several years ago. We expect our year 2000 program to be completed on a timely basis.

     SUBSEQUENT EVENTS

     On April 6, 1998, Conseco and Green Tree entered into an Agreement and Plan of Merger (the "Merger Agreement") pursuant to which Green Tree would become a wholly owned subsidiary of Conseco (the"Green Tree Merger"). Under the Merger Agreement, each share of Green Tree common stock would be converted into .9165 of a share of Conseco common stock. Based on Conseco's closing price on April 6, 1998, the total merger consideration, including shares issued for outstanding stock options, would be approximately $7.6 billion. Green Tree stockholders will own approximately 38 percent of the combined company.

                         CONSECO, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              --------------------

     We plan to account for the Green Tree Merger as a pooling of interests. The Green Tree Merger is expected to be completed late in the second quarter or in the third quarter of 1998, subject to approval by shareholders of both Conseco and Green Tree; regulatory approvals; and other conditions of closing. After the Green Tree Merger, the combined companies are expected to have total assets of approximately $40.7 billion and total shareholders' equity of approximately $5.0 billion.

     Green Tree is a diversified financial services company with nationwide operations serving customers in the consumer and commercial finance markets. Green Tree has 6,000 employees at 200 company locations that work with over 20,000 independent retail dealers across the country as well as directly with consumers and businesses.

     On April 1, 1998, we announced a fixed spread tender offer for our 8.125% Senior Notes due 2003 (the "8.125% Senior Notes"). The purchase price paid for each 8.125% Senior Note tendered was the price per $1,000 principal amount equal to a spread of 42 basis points over the yield to maturity of the 5.5 percent U.S. Treasury Note due February 28, 2003, at the time the holder tendered its 8.125% Senior Note plus accrued and unpaid interest, up to but excluding the settlement date. The tender offer expired on April 21, 1998. As a result of the tender offer, we repurchased $104.7 million principal of the 8.125% Senior Notes for $113.8 million. Such repurchases were funded with available cash, bank credit facilities and the issuance of commercial paper. We will recognize an extraordinary charge of $6.8 million (net of income taxes of $3.7 million) related to such repurchases in the second quarter of 1998.

                         CONSECO, INC. AND SUBSIDIARIES
                              --------------------

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The following discussion highlights material factors affecting our results of operations and significant changes in our balance sheet. Many of the changes in 1998 and 1997 affecting our results of operations were caused by the PFS Merger, the Colonial Penn Purchase, the WNIC Merger and various financings described in the notes to the consolidated financial statements included herein and the notes to the consolidated financial statements included in our 1997 Form 10-K. These transactions also caused significant changes in our balance sheet during these periods. This discussion should be read in conjunction with the consolidated financial statements and notes included herein and in our 1997 Form 10-K.

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

     Consolidated Results and Analysis

     The following table and narrative summarize the consolidated results of our operations:

                                                                                                     Three months ended
                                                                                                          March 31,
                                                                                                     -------------------
                                                                                                      1998         1997
                                                                                                      ----         ----
                                                                                                     (Dollars in millions,
                                                                                                    except per share data)
Operating earnings.............................................................................      $167.5       $119.1
Net investment losses, net of related costs, amortization
   and taxes...................................................................................         -           (4.3)
                                                                                                     ------       ------

       Income before extraordinary charge......................................................       167.5        114.8

Extraordinary charge...........................................................................        16.4          3.3
                                                                                                     ------       ------

       Net income..............................................................................       151.1        111.5

Less amounts applicable to preferred stock:
   Charge related to induced conversions.......................................................         -           12.3
   Preferred stock dividends...................................................................         2.0          2.3
                                                                                                     ------       ------

       Net income applicable to common stock...................................................      $149.1       $ 96.9
                                                                                                     ======       ======

Per diluted common share:
   Weighted average shares outstanding (in millions)...........................................       207.9        203.6
                                                                                                      =====        =====

   Operating earnings..........................................................................        $.81       $  .59
   Net investment losses, net of related costs, amortization
     and taxes.................................................................................         -           (.02)
   Charge related to induced conversion of preferred stock.....................................         -           (.06)
                                                                                                     ------       ------

       Income before extraordinary charge......................................................         .81          .51

   Extraordinary charge........................................................................         .08          .02
                                                                                                      -----       ------

       Net income..............................................................................        $.73       $  .49
                                                                                                       ====       ======

                         CONSECO, INC. AND SUBSIDIARIES
                              --------------------

     Our first quarter 1998 operating earnings were $167.5 million, or 81 cents per diluted share, up 41 percent and 37 percent, respectively, over the first quarter of 1997. Operating earnings increased as a result of the PFS Merger (April 1, 1997); the Colonial Penn Purchase (September 30, 1997); the WNIC Merger (December 1, 1997); and changes in the business in force. The percentage increase in operating earnings was greater than the percentage increase in operating earnings per diluted share primarily because of the 2.1 percent increase in weighted average diluted common shares outstanding in the first quarter of 1998 compared with the first quarter of 1997. The increase in weighted average diluted shares resulted principally from shares issued in the PFS Merger, partially offset by the repurchases of Conseco common stock.

     Net income of $151.1 million in the first quarter of 1998, or 73 cents per diluted share, included an extraordinary charge of $16.4 million, or 8 cents per share, related to the early retirement of debt. Net income of $111.5 million for the first quarter of 1997, or 49 cents per diluted share, included: (i) net investment losses (net of related costs, amortization and taxes) of $4.3 million, or 2 cents per share; (ii) an extraordinary charge of $3.3 million, or 2 cents per share, related to early retirement of debt; and (iii) a charge of 6 cents per share related to the induced conversion of preferred stock (treated as a preferred stock dividend).

     Total revenues include net investment gains of $104.8 million and $5.1 million in the first quarters of 1998 and 1997, respectively. Excluding net investment gains, total revenues were $1,594.2 million in the first quarter of 1998, up 46 percent from $1,093.9 million in the first quarter of 1997. Total revenues in the 1998 period include revenues of PFS, Colonial Penn and WNIC (such companies were acquired in periods subsequent to the first quarter of 1997).

                         CONSECO, INC. AND SUBSIDIARIES
                              --------------------

     First Quarter of 1998 Compared with the First Quarter of 1997:

     The following tables and narratives summarize the results of our operations by business segment.

                                                                                                     Three months ended
                                                                                                          March 31,
                                                                                                      -----------------
                                                                                                      1998         1997
                                                                                                      ----         ----
                                                                                                     (Dollars in millions)
Income  before  income  taxes,   minority  interest  and  extraordinary  charge:
   Supplemental health:
     Operating income ........................................................................       $117.7       $ 84.3
     Net investment gains (losses), net of related costs......................................         21.0         (2.2)
                                                                                                     ------       ------

       Income before income taxes, minority interest and extraordinary charge.................        138.7         82.1
                                                                                                     ------       ------

   Annuities:
     Operating income ........................................................................         89.7         65.4
     Net investment losses, net of related costs and amortization ............................         (7.7)         (.8)
                                                                                                     ------       ------

       Income before income taxes, minority interest and extraordinary charge.................         82.0         64.6
                                                                                                     ------       ------

   Life insurance:
     Operating income.........................................................................         99.7         57.7
     Net investment gains (losses), net of related costs and amortization.....................          1.3         (3.4)
                                                                                                     ------       ------

       Income before income taxes, minority interest and extraordinary charge.................        101.0         54.3
                                                                                                     ------       ------

   Individual and group major medical:
     Operating income.........................................................................         19.1         10.2
     Net investment gains, net of related costs...............................................           .2          -
                                                                                                     ------       ------

       Income before income taxes, minority interest and extraordinary charge.................         19.3         10.2
                                                                                                     ------       ------

   Other:
     Operating income.........................................................................         16.4         14.3
     Net investment gains (losses), net of related costs......................................          3.6          (.3)
                                                                                                     ------       ------

       Income before income taxes, minority interest and extraordinary charge.................         20.0         14.0
                                                                                                     ------       ------

   Interest and other corporate expenses......................................................        (42.8)       (29.8)

   Consolidated earnings:
     Operating income.........................................................................        299.8        202.1
     Net investment gains (losses), net of related costs and amortization ....................         18.4         (6.7)
                                                                                                     ------       ------

       Income before income taxes, minority interest and extraordinary charge.................        318.2        195.4

Income tax expense............................................................................        131.3         70.6
                                                                                                     ------       ------

       Income before minority interest and extraordinary charge...............................        186.9        124.8

Minority interest in consolidated subsidiaries:
   Distributions on Company-obligated mandatorily redeemable preferred securities
     of subsidiary trusts.....................................................................         19.4          8.7
   Dividends on preferred stock of subsidiaries...............................................          -            1.3
                                                                                                     ------       ------

       Income before extraordinary charge.....................................................        167.5        114.8

Extraordinary charge on extinguishment of debt, net of taxes and minority interest............         16.4          3.3
                                                                                                     ------       ------

       Net income.............................................................................       $151.1       $111.5
                                                                                                     ======       ======

                                       18

                         CONSECO, INC. AND SUBSIDIARIES
                              --------------------

Supplemental health:

                                                                                                     Three months ended
                                                                                                          March 31,
                                                                                                      -----------------
                                                                                                      1998         1997
                                                                                                      ----         ----
                                                                                                     (Dollars in millions)
Premiums collected:
   Medicare supplement (first-year)............................................................     $ 27.6        $ 20.2
   Medicare supplement (renewal)...............................................................      196.2         147.2
                                                                                                    ------        ------

       Subtotal - Medicare supplement..........................................................      223.8         167.4
                                                                                                    ------        ------

   Long-term care (first-year).................................................................       31.8          35.0
   Long-term care (renewal)....................................................................      146.3         119.1
                                                                                                    ------        ------

       Subtotal - long-term care...............................................................      178.1         154.1
                                                                                                    ------        ------

   Specified disease (first-year)..............................................................       10.9          11.6
   Specified disease (renewal).................................................................       89.7          87.3
                                                                                                    ------        ------

       Subtotal - specified disease............................................................      100.6          98.9
                                                                                                    ------        ------

       Total supplemental health premiums collected............................................     $502.5        $420.4
                                                                                                    ======        ======

Insurance policy income........................................................................     $492.5        $411.4
Net investment income..........................................................................       71.9          56.9
                                                                                                    ------        ------

       Total revenues (a)......................................................................      564.4         468.3
                                                                                                    ------        ------

Insurance policy benefits......................................................................      313.4         265.9
Amortization related to operations.............................................................       57.8          48.4
Interest expense on investment borrowings......................................................        2.9            .4
Other operating costs and expenses.............................................................       72.6          69.3
                                                                                                    ------        ------

       Total benefits and expenses.............................................................      446.7         384.0
                                                                                                    ------        ------

       Operating income before income taxes, minority interest and
         extraordinary charge..................................................................      117.7          84.3

Net investment gains (losses), net of related costs............................................       21.0          (2.2)
                                                                                                    ------        ------

       Income before income taxes, minority interest and extraordinary charge..................     $138.7        $ 82.1
                                                                                                    ======        ======

Benefit ratios:
   Medicare supplement products................................................................       69.8%         69.7%
   Long-term care products.....................................................................       60.9          63.6
   Specified disease products..................................................................       54.9          58.5

--------------------
(a)  Revenues exclude net investment gains (losses).

     General: This segment includes Medicare supplement, long-term care and specified disease insurance products distributed primarily through a career agency force and professional independent producers. The segment's 1998 results of operations are significantly affected by recent acquisitions (PFS, effective April 1, 1997; and Colonial Penn, effective September 30, 1997). The profitability of this segment largely depends on the overall level of sales, persistency of in-force business, claim experience and expense management.

     Premiums collected by this segment in the first quarter of 1998 were $502.5 million, up 20 percent over 1997. The increase is primarily due to the recent acquisitions.

                         CONSECO, INC. AND SUBSIDIARIES
                              --------------------

     Medicare supplement policies accounted for 45 percent of this segment's collected premiums in the first quarter of 1998 compared with 40 percent in 1997. The change in mix of premiums collected reflects a greater concentration in this product by the recently acquired companies. Collected premiums on Medicare supplement policies increased 34 percent in the first quarter of 1998, to $223.8 million. Such increases primarily reflect the recent acquisitions and a larger base of premiums due to rate increases. The sales of Medicare supplement policies have been affected by: (i) steps taken to improve profitability by increasing premium rates and changing the commission structure and underwriting criteria for these policies; (ii) increased competition from alternative providers, including HMOs; and (iii) reduced production in Massachusetts as a result of steps announced in the third quarter of 1997.

     Premiums collected on long-term care policies increased 16 percent, to $178.1 million, in the first quarter of 1998. The increase in long-term care premiums collected in 1998 reflects the recently acquired companies and increased premium collections from previously owned companies.

     Premiums collected on specified disease policies increased 1.7 percent, to $100.6 million in the first quarter of 1998.

     Insurance policy income comprises premiums earned on the segment's policies and has increased consistent with the explanations provided above for premiums collected.

     Net investment income increased 26 percent, to $71.9 million, in the first quarter of 1998. Such investment income fluctuates when changes occur in: (i) the amount of average invested assets supporting insurance liabilities and capital allocated to the segment; and (ii) the yield earned on invested assets. During the first quarter of 1998, the segment's average invested assets increased to $3.8 billion from approximately $3.0 billion in 1997, primarily as a result of the recent acquisitions. The annualized net yield on invested assets was 7.6 percent in the first quarter of 1998 and 7.5 percent in the first quarter of 1997.

     Insurance policy benefits increased in the first quarter of 1998 primarily as a result of the amount of business in force on which benefits are incurred. The Medicare supplement loss ratio (the ratio of policy benefits to insurance policy income for Medicare supplement policies) was 69.8 percent and 69.7 percent in the first quarters of 1998 and 1997, respectively.

     In the first quarter of 1998, the long-term care loss ratio (the ratio of policy benefits to insurance policy income for long-term care policies) fell by
2.7 percentage points, to 60.9 percent. This decrease reflects our withdrawal of unprofitable home healthcare products in certain South Florida markets as well as fluctuations in claim experience and reserve developments.

     In the first quarter of 1998, the ratio of policy benefits to insurance policy income for specified-disease policies fell by 3.6 percentage points, to
54.9 percent. This decrease reflects fluctuations in claim experience.

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

     Interest expense on investment borrowings was affected by changes in investment borrowing activities during the period and the changes in interest rates paid on such borrowings.

     Other operating costs and expenses increased in the 1998 period from the increased business of the recently acquired companies.

     Net investment gains (losses), net of related costs often fluctuate from period to period.

                         CONSECO, INC. AND SUBSIDIARIES
                              --------------------

Annuities:

                                                                                                     Three months ended
                                                                                                          March 31,
                                                                                                     -------------------
                                                                                                      1998         1997
                                                                                                      ----         ----
                                                                                                     (Dollars in millions)
Premiums collected:
   Traditional fixed (first-year)..............................................................      $194.9       $212.4
   Traditional fixed (renewal).................................................................        15.8         21.2
                                                                                                     ------       ------

       Subtotal - traditional fixed............................................................       210.7        233.6
                                                                                                     ------       ------

   Market value-adjusted (first-year)..........................................................        37.8         49.8
   Market value-adjusted (renewal).............................................................         3.4          4.1
                                                                                                     ------       ------

       Subtotal - market value-adjusted........................................................        41.2         53.9
                                                                                                     ------       ------

   Equity-indexed (first-year).................................................................       152.0         60.9
   Equity-indexed (renewal)....................................................................         5.3          -
                                                                                                     ------       ------

       Subtotal - equity-indexed...............................................................       157.3         60.9
                                                                                                     ------       ------

   Variable annuities (first-year).............................................................        44.9         16.5
   Variable annuities (renewal)................................................................        14.5         12.8
                                                                                                     ------       ------

       Subtotal - variable annuities...........................................................        59.4         29.3
                                                                                                     ------       ------

       Total annuity premiums collected........................................................      $468.6       $377.7
                                                                                                     ======       ======

Insurance policy income........................................................................      $ 28.3       $ 18.7
Net investment income:
   General account invested assets.............................................................       270.1        233.0
   Equity-indexed products based on S&P 500 Index..............................................        59.7          2.1
   Separate account assets.....................................................................        25.9         14.1
                                                                                                     ------       ------

       Total revenues (a)......................................................................       384.0        267.9
                                                                                                     ------       ------

Insurance policy benefits......................................................................        19.5         13.8
Amounts added to policyholder account balances:
   Annuity products other than those listed below..............................................       141.0        136.7
   Equity-indexed products based on S&P 500 Index..............................................        59.7          2.1
   Variable annuity products...................................................................        25.9         14.1

Amortization related to operations.............................................................        24.4         26.8
Interest expense on investment borrowings......................................................        10.3          1.7
Other operating costs and expenses.............................................................        13.5          7.3
                                                                                                     ------       ------

       Total benefits and expenses (a).........................................................       294.3        202.5
                                                                                                     ------       ------

       Operating income before income taxes, minority interest and
         extraordinary charge..................................................................        89.7         65.4

Net investment losses, net of related costs and amortization...................................        (7.7)         (.8)
                                                                                                     ------       ------

       Income before income taxes, minority interest and
         extraordinary charge..................................................................      $ 82.0       $ 64.6
                                                                                                     ======       ======

Weighted average gross interest spread on annuity products (b).................................         3.1%         2.9%
                                                                                                        ===          ===







                         CONSECO, INC. AND SUBSIDIARIES
                              --------------------

--------------------
(a) Revenues exclude net investment losses; benefits and expenses exclude amortization related to net investment losses.

(b) Excludes variable annuity products where the credited amount is based on investment income from segregated investments.

     General: This segment includes single-premium deferred annuities ("SPDAs"), flexible-premium deferred annuities ("FPDAs"), single-premium immediate annuities ("SPIAs"), market value-adjusted annuities, equity-indexed annuities and variable annuities sold through both career agents and professional independent producers. The profitability of this segment largely depends on the investment spread earned (i.e., the excess of investment earnings over interest credited on annuity deposits), the persistency of in-force business, and expense management.

     Premiums collected by this segment in the first quarter of 1998 were $468.6 million, up 24 percent over the first quarter of 1997.

     Traditional fixed rate annuity products include SPDAs, FPDAs and SPIAs, which are credited with a guaranteed rate. SPDA and FPDA policies (which make up 76 percent and 80 percent of traditional fixed rate annuity premiums collected in the first quarter of 1998 and 1997, respectively) typically have an interest rate that is guaranteed for the first policy year, after which we have the discretionary ability to change the crediting rate to any rate not below a guaranteed minimum rate. The interest rate credited on SPIAs is based on market conditions existing when a policy is issued and remains unchanged over the life of the SPIA. The demand for traditional fixed rate annuity contracts has decreased in recent years, as relatively low interest rates have made other investment products more attractive. Annuity premiums on these products decreased 9.8 percent in the first quarter of 1998, to $210.7 million.

     We offer deferred annuity products with a "market value adjustment" feature designed to provide additional protection from early terminations during a period of rising interest rates by reducing the surrender value payable upon a full surrender of the policy in excess of the allowable penalty-free withdrawal amount. Conversely, during a period of declining interest rates, the market value adjustment feature would increase the surrender value payable to the policyholder. Annuity premiums collected with this feature represent 8.8 percent and 14 percent of total annuity premiums collected during the first quarters of 1998 and 1997, respectively.

     In response to consumers' desire for alternative investment products with returns linked to equities, we introduced an equity- indexed annuity product in 1996. The accumulation value of these annuities is credited with interest at an annual minimum guaranteed rate of 3 percent, but the annuities provide for higher returns based on a percentage of the change in the S&P 500 Index during each year of their term. We purchase S&P 500 Call Options in an effort to hedge potential increases to policyholder benefits resulting from increases in the S&P 500 Index to which the product's return is linked. Total collected premiums for this product were $157.3 million in the first quarter of 1998 compared with $60.9 million in the first quarter of 1997.

     Variable annuities offer contract holders a rate of return based on the specific investment portfolios into which premiums may be directed. The popularity of such annuities has increased recently as a result of the desire of investors to invest in common stocks. In addition, in 1996, we began to offer more investment options for variable annuity deposits, and we expanded our marketing efforts, which resulted in increased collected premiums. Profits on variable annuities are derived from the fees charged to contract holders rather than from the investment spread. Variable annuity collected premiums increased 103 percent in the first quarter of 1998, to $59.4 million.

     Insurance policy income includes: (i) premiums received on SPIA policies that incorporate significant mortality features; (ii) cost of insurance and expenses charged to annuity policies; and (iii) surrender charges earned on annuity policy withdrawals. In accordance with GAAP, premiums on annuity contracts without mortality features are not reported as revenues; but rather are reported as deposits to insurance liabilities. Insurance policy income increased primarily because of increased surrender charges collected and an increase in premiums received on policies with mortality features (changes in the cost of insurance and expenses charged to annuity policies were not significant). Surrender charges were $17.3 million in the first quarter of 1998 and $13.0 million in the first quarter of 1997. Annuity policy withdrawals were $508.5 million in the first quarter of 1998 and $381.6 million in the first quarter of 1997. The increase in policy withdrawals and surrender charges generally corresponds to the aging and the growth of our annuity business in force. In addition, policyholders are using the systematic withdrawal features available in several of our annuity policies, and policyholders are surrendering in order to invest in alternative investments.

     Net investment income on general account invested assets (excluding income on separate account assets related to variable annuities and excluding the income and change in the fair value of S&P 500 Call Options related to equity-indexed products) increased 16 percent, to $270.1 million, in the first quarter of 1998. This increase primarily reflects the increase in general account invested assets acquired in conjunction with the recent acquisitions. The segment's average invested assets increased 15 percent, to

                         CONSECO, INC. AND SUBSIDIARIES
                              --------------------

approximately $13.9 billion, in the first quarter of 1998 compared to 1997 and the annualized yield earned on average invested assets was approximately 7.8 percent in the first quarters of 1998 and 1997.

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

     Insurance   policy  benefits   relate  solely  to  annuity   policies  that
incorporate significant mortality features. The increase corresponds to the increase in the in-force block of such policies.

     Amounts added to policyholder account balances for interest expense on annuity products increased 3.1 percent, to $141.0 million, in the first quarter of 1998 primarily due to a larger block of annuity business in force in the first quarter of 1998, partially offset by a reduction in crediting rates. The weighted average crediting rates for these annuity liabilities decreased .2 percentage points to 4.7 percent in the first quarter of 1998.

     Amortization related to operations includes amortization of: (i) the cost of policies produced; (ii) the cost of policies purchased; and (iii) goodwill related to this segment's business. The amount of amortization decreased primarily because of the changes in the balances of the cost of policies purchased and cost of policies produced as a result of net investment gains recognized during 1998 and 1997, partially offset by the increase in balances subject to amortization as a result of recent acquisitions.

     Interest expense on investment borrowings is affected by changes in investment borrowing activities and the changes in interest rates paid on such borrowings.

     Other operating costs and expenses increased in the first quarter of 1998 from the increased business of recently acquired companies.

     Net investment losses, net of related costs and amortization often fluctuate from period to period. Selling securities at a gain and reinvesting the proceeds at lower yields may, absent other management action, tend to decrease future investment yields. We believe, however, that the following factors mitigate the adverse effect of such decreases on net income: (i) we recognized additional amortization of cost of policies purchased and cost of policies produced in order to reflect reduced future yields (thereby reducing such amortization in future periods); (ii) we can reduce interest rates credited to some products, thereby diminishing the effect of the yield decrease on the investment spread; and (iii) the investment portfolio grows as a result of reinvesting the investment gains. As a result of the sales of fixed maturity investments, the amortization of the cost of policies purchased and the cost of policies produced increased $61.2 million and $7.4 million in the first quarters of 1998 and 1997, respectively.

                         CONSECO, INC. AND SUBSIDIARIES
                              --------------------

Life insurance:

                                                                                                     Three months ended
                                                                                                          March 31,
                                                                                                      ------------------
                                                                                                      1998         1997
                                                                                                      ----         ----
                                                                                                     (Dollars in millions)
Premiums collected:
   Universal life (first-year).................................................................      $ 26.1      $  24.7
   Universal life (renewal)....................................................................       116.4         87.9
                                                                                                     ------       ------

       Subtotal - universal life...............................................................       142.5        112.6
                                                                                                     ------       ------

   Traditional life (first-year)...............................................................        15.8          3.8
   Traditional life (renewal)..................................................................        81.4         35.3
                                                                                                     ------       ------

       Subtotal - traditional life.............................................................        97.2         39.1
                                                                                                     ------       ------

       Total life premiums collected...........................................................      $239.7       $151.7
                                                                                                     ======       ======

Insurance policy income:
   Premiums earned on traditional life products................................................      $ 92.1       $ 37.8
   Mortality charges and administrative fees...................................................       104.7         86.1
   Surrender charges...........................................................................         5.5          4.2
                                                                                                     ------       ------

       Total insurance policy income...........................................................       202.3        128.1

Net investment income..........................................................................       141.7         97.4
                                                                                                     ------       ------

       Total revenues (a)......................................................................       344.0        225.5
                                                                                                     ------       ------

Insurance policy benefits......................................................................       148.0         86.1
Interest added to financial product policyholder account balances..............................        47.4         37.0
Amortization related to operations.............................................................        20.5         23.7
Interest expense on investment borrowings......................................................         5.2           .7
Other operating costs and expenses.............................................................        23.2         20.3
                                                                                                     ------       ------

       Total benefits and expenses (a).........................................................       244.3        167.8
                                                                                                     ------       ------

       Operating income before income taxes, minority interest and
         extraordinary charge..................................................................        99.7         57.7

Net investment gains (losses), net of related costs and amortization...........................         1.3         (3.4)
                                                                                                     ------       ------

       Income before income taxes, minority interest and
         extraordinary charge..................................................................      $101.0       $ 54.3
                                                                                                     ======       ======

--------------------
(a) Revenues exclude net investment gains (losses); benefits and expenses exclude amortization related to net investment gains (losses).

     General: This segment includes traditional life and universal life products sold through career agents, professional independent producers and direct response distribution channels. The segment's operations were significantly affected by the PFS Merger effective April 1, 1997, the Colonial Penn Purchase effective September 30, 1997, and the WNIC Merger effective December 1, 1997. The profitability of this segment largely depends on the investment spread earned (for universal life), the persistency of in-force business, claim experience and expense management.

                         CONSECO, INC. AND SUBSIDIARIES
                              --------------------

     Premiums collected by this segment in the first quarter of 1998 were $239.7 million, up 58 percent over 1997. Such increase relates primarily to premiums collected by recently acquired companies in periods after their acquisition.

     Universal life product collected premiums increased 27 percent, to $142.5 million, in the first quarter of 1998. Traditional life product collected premiums increased 149 percent, to $97.2 million, in the first quarter of 1998.

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

     Net investment income increased 45 percent, to $141.7 million, in the first quarter of 1998. Investment income fluctuates with changes in: (i) the amount of average invested assets supporting insurance liabilities and capital allocated to the segment; and (ii) the yield earned on invested assets. The segment's average invested assets increased 43 percent, to approximately $7.1 billion, in the first quarter of 1998; and the net yield on invested assets increased by .1 percentage point, to 8.0 percent. Invested assets increased primarily as a result of the recent acquisitions.

     Insurance policy benefits increased in 1997, reflecting the larger amount of business in force on which benefits are incurred as a result of the recent acquisitions and adverse death claim experience during the first quarter of 1998.

     Interest added to financial product policyholder account balances increased 28 percent, to $47.4 million, in the first quarter of 1998. Such expense fluctuates with changes in: (i) the amount of insurance liabilities for universal life products; and (ii) the interest rate credited to such products. Such average liabilities increased 39 percent, to $6.8 billion, in the first quarter of 1998 and the interest rate credited decreased by .5 percentage points, to 4.6 percent, in the first quarter of 1998. Universal life product liabilities increased primarily as a result of the recent acquisitions.

     Amortization related to operations includes amortization of: (i) the cost of policies produced; (ii) the cost of policies purchased; and (iii) goodwill related to this segment's business. The amount of amortization decreased primarily because of the decreases in the balances of the cost of policies purchased and cost of policies produced as a result of net investment gains recognized during 1998 and 1997, partially offset by the increase in balances subject to amortization as a result of recent acquisitions.

     Interest expense on investment borrowings is affected by changes in investment borrowing activities and changes in interest rates paid on such borrowings.

     Other operating costs and expenses have increased 14 percent, to $23.2 million, in the first quarter of 1998 as a result of the increased block of business related to this segment.

     Net investment gains (losses), net of related costs and amortization often fluctuate from period to period. Net investment gains (losses) affect the timing of the amortization of cost of policies purchased and the cost of policies produced. As a result of net investment gains (losses) from the sales of fixed maturity investments, related amortization of cost of policies purchased and cost of policies produced totaled $25.2 million and $4.4 million in the first quarters of 1998 and 1997, respectively.

                         CONSECO, INC. AND SUBSIDIARIES
                              --------------------

Individual and group major medical:

                                                                                                     Three months ended
                                                                                                          March 31,
                                                                                                     -------------------
                                                                                                      1998         1997
                                                                                                      ----         ----
                                                                                                     (Dollars in millions)
Premiums collected:
   Individual (first-year).....................................................................      $ 28.0        $  .9
   Individual (renewal)........................................................................        56.6          9.5
                                                                                                     ------        -----

       Subtotal - individual...................................................................        84.6         10.4
                                                                                                     ------        -----

   Group (first-year)..........................................................................        17.2           -
   Group (renewal).............................................................................       124.8         80.4
                                                                                                     ------        -----

       Subtotal - group........................................................................       142.0         80.4
                                                                                                     ------        -----

       Total individual and group major medical premiums collected.............................      $226.6        $90.8
                                                                                                     ======        =====

Insurance policy income........................................................................      $231.8        $96.4
Net investment income..........................................................................         6.3          2.3
                                                                                                     ------        -----

       Total revenues (a)......................................................................       238.1         98.7
                                                                                                     ------        -----

Insurance policy benefits......................................................................       175.3         79.5
Amortization related to operations.............................................................         9.0          3.0
Interest expense on investment borrowings......................................................          .3           -
Other operating costs and expenses.............................................................        34.4          6.0
                                                                                                     ------        -----

       Total benefits and expenses.............................................................       219.0         88.5
                                                                                                     ------        -----

       Operating income before income taxes, minority interest and
         extraordinary charge..................................................................        19.1         10.2

Net investment gains, net of related costs.....................................................          .2          -
                                                                                                     ------        -----

       Income before income taxes, minority interest and extraordinary charge..................      $ 19.3        $10.2
                                                                                                     ======        =====

Benefit ratio..................................................................................        77.0%        85.9%
                                                                                                       ====         ====

--------------------
(a)  Revenues exclude net investment gains.

     General: This segment includes individual and group major medical health insurance products. The segment's operations were significantly affected by the PFS Merger. The profitability of this business depends largely on the overall persistency of the business in force, claim experience and expense management.

     Premiums collected by this segment in the first quarter of 1998 were $226.6 million, up 150 percent over the first quarter of 1997. Over the last several years, a number of steps were taken to improve the profitability of such business, including changes in product, price, underwriting and agent compensation. Group premiums increased 77 percent, to $142.0 million, in the first quarter of 1998. Individual health premiums increased to $84.6 million, in the first quarter of 1998 compared to $10.4 million in the first quarter of 1997. The increase in this segment's premiums is principally a result of the PFS Merger.

     Insurance policy income comprises premiums earned on the segment's policies and fee income earned for group medical risk management services. Fluctuations in premiums earned have been consistent with the fluctuations in premiums collected described above. Fee income was $4.3 million in the first quarter of 1998 and $4.1 million in the first quarter of 1997.

                         CONSECO, INC. AND SUBSIDIARIES
                              --------------------

     Net investment income increased 174 percent, to $6.3 million, in the first quarter of 1998. Investment income fluctuates when changes occur in: (i) the amount of average invested assets supporting insurance liabilities and capital allocated to this segment; and (ii) the yield earned on invested assets. During the first quarter of 1998, the segment's average invested assets increased 193 percent, to $350 million, and the yield earned on invested assets decreased from
7.7 percent to 7.2 percent.

     Insurance policy benefits fluctuate in relationship to the amount of segment business in force and the incidence of claims. The ratio of policy benefits to insurance policy income was 77.0 percent in the first quarter of 1998. The ratio was approximately 85.9 percent in the first quarter of 1997. The lower benefit ratio reflects (i) the lower incidence of claims experienced on business written by the acquired companies; (ii) favorable claim developments; and (iii) rate increases on certain business.

     Amortization related to operations includes amortization of: (i) the cost of policies produced; (ii) the cost of policies purchased; and (iii) goodwill related to this segment's business. The recent acquisitions increased the balances subject to amortization.

     Interest expense on investment borrowings is affected by changes in investment borrowing activities and the changes in interest rates paid on such borrowings.

     Other operating costs and expenses fluctuated primarily as a result of expenses of recently acquired companies.

     Net investment gains, net of related costs, often fluctuate from period to period.

                         CONSECO, INC. AND SUBSIDIARIES
                              --------------------

Other:

                                                                                                     Three months ended
                                                                                                          March 31,
                                                                                                     ------------------
                                                                                                      1998         1997
                                                                                                      ----         ----
                                                                                                    (Dollars in millions)
Premiums collected:
   Other (first-year)............................................................................      $ 1.5       $  .6
   Other (renewal)...............................................................................       30.9        15.8
                                                                                                       -----       -----

       Total other premiums collected............................................................      $32.4       $16.4
                                                                                                       =====       =====

Insurance policy income..........................................................................      $35.2       $15.5
Net investment income............................................................................        7.7         3.4
Fee revenue and other income.....................................................................       20.8        14.6
                                                                                                       -----       -----

       Total revenues (a)........................................................................       63.7        33.5
                                                                                                       -----       -----

Insurance policy benefits........................................................................       24.2        10.0
Amortization related to operations...............................................................        5.4         1.7
Interest expense on investment borrowings........................................................         .2          -
Other operating costs and expenses...............................................................       17.5         7.5
                                                                                                       -----       -----

       Total benefits and expenses...............................................................       47.3        19.2
                                                                                                       -----       -----

       Operating income before income taxes, minority interest and
         extraordinary charge....................................................................       16.4        14.3

Net investment gains (losses), net of related costs..............................................        3.6         (.3)
                                                                                                       -----        ----

       Income before income taxes, minority interest and extraordinary charge....................      $20.0       $14.0
                                                                                                       =====       =====

--------------------
(a)  Revenues exclude net investment gains (losses).

     General: This segment includes: (i) various other health insurance products that are not currently being actively marketed; and (ii) in 1998, the specialty health insurance products of WNIC marketed to educators through career agents. The profitability of this business depends largely on the overall persistency of the business inforce, claim experience and expense management.

     The segment also includes the fee revenue generated by our non-life subsidiaries, including the investment advisory fees earned by Conseco Capital Management, Inc. and commissions earned for insurance and investment product marketing and distribution. Such amounts exclude the fees and commissions we charge to our consolidated subsidiaries. The profitability of the fee-based business depends on the total fees generated and on expense management.

     Premiums collected by this segment in the first quarter of 1998 were $32.4 million, up 98 percent over the first quarter of 1997. The increase in premiums collected in the first quarter of 1998 primarily relates to the WNIC Merger.

     We do not emphasize the sale of many of the products in this segment, and collected premiums are expected to decrease in future years. However, the in-force business continues to be profitable.

     Insurance  policy  income  comprises   premiums  earned  on  the  segment's
policies, and has fluctuated consistent with the explanations provided above for premiums collected.

     Net investment income increased 126 percent, to $7.7 million, in the first quarter of 1998. Such investment income fluctuated primarily in relationship to the amount of average invested assets supporting this segment's insurance liabilities and allocated capital. During the first quarter of 1998, the segment's average invested assets increased 118 percent, to $390 million, and the net yield on invested assets increased .3 percentage points, to 7.9 percent.

                         CONSECO, INC. AND SUBSIDIARIES
                              --------------------

     Fee revenue and other income includes: (i) fees for investment management and for mortgage origination and servicing; and (ii) commissions earned for insurance and investment product marketing and distribution. Such amounts exclude the fees and commissions we charge to our consolidated subsidiaries. Fee revenue and other income increased 42 percent, to $20.8 million, in the first quarter of 1998, primarily due to other income of recently acquired companies.

     Insurance policy benefits fluctuate in relationship to the amount of segment business in force and the incidence of claims.

     Amortization related to operations includes amortization of: (i) the cost of policies produced; (ii) the cost of policies purchased; and (iii) goodwill related to this segment's business.

     Interest expense on investment borrowings is affected by changes in investment borrowing activities and the changes in interest rates paid on such borrowings.

     Other operating costs and expenses fluctuated primarily as a result of expenses of recently acquired companies.

     Net investment gains (losses), net of related costs often fluctuate from period to period.

Other  components  of  income  before  income  taxes,   minority   interest  and
extraordinary charge:

     In addition to the income of the five operating segments, income before income taxes, minority interest and extraordinary charge is affected by interest and other corporate expenses not attributable to the operating segments.

     Interest and other corporate expenses were $42.8 million in the first quarter of 1998 and $29.8 million in the first quarter of 1997. Interest expense included therein was $39.0 million in the first quarter of 1998 and $25.8 million in the first quarter of 1997. Such expense fluctuates in relationship to the average debt outstanding during each period and the interest rate thereon.

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

                         CONSECO, INC. AND SUBSIDIARIES
                              --------------------

     Total premiums collected by our business segments were as follows:

                                                                                                     Three months ended
                                                                                                          March 31,
                                                                                                     ------------------
                                                                                                      1998         1997
                                                                                                      ----         ----
                                                                                                     (Dollars in millions)
Supplemental health:
   First-year..................................................................................    $   70.3     $   66.8
   Renewal.....................................................................................       432.2        353.6
                                                                                                   --------     --------

     Total supplemental health.................................................................       502.5        420.4
                                                                                                   --------     --------

Annuities:
   First-year .................................................................................       429.6        339.6
   Renewal.....................................................................................        39.0         38.1
                                                                                                   --------     --------

     Total annuities...........................................................................       468.6        377.7
                                                                                                   --------     --------

Life insurance:
   First-year..................................................................................        41.9         28.5
   Renewal.....................................................................................       197.8        123.2
                                                                                                   --------     --------

     Total life insurance......................................................................       239.7        151.7
                                                                                                   --------     --------

Individual and group major medical:
   First-year..................................................................................        45.2           .9
   Renewal.....................................................................................       181.4         89.9
                                                                                                   --------     --------

     Total individual and group major medical..................................................       226.6         90.8
                                                                                                   --------     --------

Other:
   First-year..................................................................................         1.5           .6
   Renewal.....................................................................................        30.9         15.8
                                                                                                   --------     --------

     Total other...............................................................................        32.4         16.4
                                                                                                   --------     --------

Total:
   First-year..................................................................................       588.5        436.4
   Renewal.....................................................................................       881.3        620.6
                                                                                                   --------     --------

   Total collected premiums....................................................................    $1,469.8     $1,057.0
                                                                                                   ========     ========

     Fluctuations in premiums collected are discussed above under "Results of Operations - First Quarter of 1998 Compared with the First Quarter of 1997."

                         CONSECO, INC. AND SUBSIDIARIES
                              --------------------

     Our recent acquisitions have a significant effect on premiums collected. Total premiums collected for all currently consolidated companies for the three months ended March 31, 1998 and 1997 (including periods prior to ownership by Conseco) are provided below:

                                                                                                     Three months ended
                                                                                                          March 31,
                                                                                                     ------------------
                                                                                                      1998         1997
                                                                                                      ----         ----
                                                                                                     (Dollars in millions)
Supplemental health:
   First-year..................................................................................    $   70.3     $   79.5
   Renewal.....................................................................................       432.2        416.4
                                                                                                   --------     --------

     Total supplemental health.................................................................       502.5        495.9
                                                                                                   --------     --------

Annuities:
   First-year..................................................................................       429.6        351.0
   Renewal.....................................................................................        39.0         43.7
                                                                                                   --------     --------

     Total annuities...........................................................................       468.6        394.7
                                                                                                   --------     --------

Life insurance:
   First-year..................................................................................        41.9         53.1
   Renewal.....................................................................................       197.8        183.7
                                                                                                   --------     --------

     Total life insurance......................................................................       239.7        236.8
                                                                                                   --------     --------

Individual and group major medical:
   First-year..................................................................................        45.2         39.3
   Renewal.....................................................................................       181.4        171.1
                                                                                                   --------     --------

     Total individual and group major medical..................................................       226.6        210.4
                                                                                                   --------     --------

Other:
   First-year..................................................................................         1.5          2.8
   Renewal.....................................................................................        30.9         44.2
                                                                                                   --------     --------

     Total other...............................................................................        32.4         47.0
                                                                                                   --------     --------

Total:
   First-year..................................................................................       588.5        525.7
   Renewal.....................................................................................       881.3        859.1
                                                                                                   --------     --------

     Total collected premiums..................................................................    $1,469.8     $1,384.8
                                                                                                   ========     ========

     LIQUIDITY AND CAPITAL RESOURCES

     Changes in the consolidated balance sheet between December 31, 1997, and March 31, 1998, reflect growth through operations, changes in the fair value of actively managed fixed maturity securities and the following capital and financing transactions described in the notes to the consolidated financial statements: (i) the repurchase of senior subordinated notes and senior notes with a par value of $146.6 million; (ii) common stock repurchases; and (iii) the issuance of commercial paper and notes payable.

     In accordance with Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities ("SFAS 115"), we record our actively managed fixed maturity investments at estimated fair value. At March 31, 1998, the carrying value of such investments was increased by $352.6 million as a result of the SFAS 115 adjustment, compared with an increase of $484.4 million at December 31, 1997.

                         CONSECO, INC. AND SUBSIDIARIES
                              --------------------

     Minority interest at March 31, 1998, includes: (i) Company-obligated mandatorily redeemable preferred securities of subsidiary trusts with a carrying value of $1,388.1 million; and (ii) $.7 million interest in the common stock of a subsidiary.

     The increase in shareholders' equity in the first quarter of 1998 resulted from: (i) net income of $151.1 million; and (ii) the issuance of common stock related to stock options and employee benefit plans (including the tax benefit thereon) of $130.3 million. These increases were partially offset by: (i) repurchases of common stock for $233.8 million; (ii) the decrease in net unrealized appreciation of $12.1 million; and (iii) common and preferred stock dividends of $25.3 million.

     Dividends declared on common stock for the quarter ended March 31, 1998, were 12.5 cents per share.

     The following table summarizes certain financial ratios as of and for the three months ended March 31, 1998, and as of and for the year ended December 31, 1997:

                                                                                                 March 31,    December 31,
                                                                                                   1998           1997
                                                                                                   ----           ----
                                                                                                   (Dollars in millions)
Book value per common share:
   As reported.................................................................................    $20.26        $20.22
   Excluding unrealized appreciation (b).......................................................     19.41         19.27

Ratio of earnings to fixed charges:
   As reported.................................................................................     2.28X         2.04X
   Excluding interest on annuities and financial product policyholder
     account balances (a)......................................................................     6.26X         7.21X

Ratio of earnings to fixed charges and preferred dividends:
   As reported.................................................................................     2.25X         1.95X
   Excluding interest on annuities and financial products (a)..................................     5.93X         5.77X

Ratio of earnings to fixed charges,  preferred  dividends and  distributions  on
   Company-obligated  mandatorily  redeemable preferred securities of subsidiary trusts:
     As reported...............................................................................     2.01X         1.82X
     Excluding interest added to annuity and financial product policyholder account
       balances (a)............................................................................     4.05X         4.20X

Ratio of total debt to total capital:
   As reported.................................................................................      .32X          .31X
   Excluding unrealized appreciation (b).......................................................      .32X          .32X

Ratio of debt and Company-obligated  mandatorily redeemable preferred securities of subsidiary trusts to total capital (c):
     As reported...............................................................................      .50X          .49X
     Excluding unrealized appreciation (b).....................................................      .51X          .50X

Rating agency ratios: (b) (d) (e) (f)
   Debt to total capital.......................................................................      .28X          .28X
   Debt and preferred stock to total capital...................................................      .47X          .47X

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

(b)  Excludes the effect of reporting fixed maturity securities at fair value.



                         CONSECO, INC. AND SUBSIDIARIES
                              --------------------

(c)  Represents  the  ratio  of  debt  and  the  Company-obligated   mandatorily
     redeemable preferred securities of subsidiary trusts to the sum of shareholders' equity, debt, minority interest and the Company-obligated mandatorily redeemable preferred securities of subsidiary trusts.

(d) Consistent with our discussions with rating agencies, the Company has targeted: (i) the ratio of debt to total capital to be at or below 35 percent; and (ii) the ratio of debt and preferred stock to total capital to be at or below 49 percent. These ratios are calculated in a manner discussed with rating agencies.

(e)  Debt is reduced by cash and investments held by non-life companies.

(f)  Assumes conversion of all convertible debentures.

     INVESTMENTS

     At March 31, 1998, the amortized cost and estimated fair value of fixed maturity securities (all of which were actively managed) were as follows:

                                                                                       Gross         Gross      Estimated
                                                                         Amortized  unrealized    unrealized      fair
                                                                           cost        gains        losses        value
                                                                           ----        -----        ------        -----
                                                                                         (Dollars in millions)
United States Treasury securities and
   obligations of United States government
   corporations and agencies......................................       $   562.6     $ 20.6        $   .2    $   583.0
Obligations of states and political subdivisions
   and foreign government obligations.............................           424.3       11.9           4.2        432.0
Public utility securities.........................................         2,041.5       52.3          24.2      2,069.6
Other corporate securities........................................        13,434.3      290.6          97.1     13,627.8
Mortgage-backed securities........................................         6,153.6      110.9           8.0      6,256.5
                                                                         ---------     ------        ------    ---------

     Total fixed maturity securities .............................       $22,616.3     $486.3        $133.7    $22,968.9
                                                                         =========     ======        ======    =========

    The following table sets forth the investment ratings of fixed maturity securities at March 31, 1998 (designated categories include securities with "+" or "-" rating modifiers). The category assigned is the highest rating by a nationally recognized statistical rating organization, or as to $863.7 million fair value of fixed maturities not rated by such firms, the rating assigned by the National Association of Insurance Commissioners ("NAIC"). For purposes of the table, NAIC Class 1 securities are included in the "A" rating; Class 2, "BBB"; Class 3, "BB" and Classes 4 to 6, "B and below."

                                                                            Percent of
                      Investment                                ------------------------------------
                        rating                                  Fixed maturities   Total investments
                        ------                                  ----------------   -----------------

                      AAA...................................         32%                27%
                      AA....................................          7                  6
                      A.....................................         24                 20
                      BBB...................................         29                 25
                                                                    ---                ---

                              Investment grade...............        92                 78
                                                                    ---                ---

                      BB....................................          5                  4
                      B and below...........................          3                  3
                                                                    ---                ---

                              Below investment grade.........         8                  7
                                                                    ---                ---

                              Total fixed maturities.........       100%                85%
                                                                    ===                 ==

     At March 31, 1998, our below investment grade fixed maturity securities had an amortized cost of $1,910.8 million and an estimated fair value of $1,895.2 million.

                         CONSECO, INC. AND SUBSIDIARIES
                              --------------------

     During the first quarters of 1998 and 1997, we recorded $1.5 million and $1.2 million, respectively, in writedowns of fixed maturity securities as a result of changes in conditions which caused us to conclude that a decline in fair value of the investments was other than temporary. At March 31, 1998, fixed maturity securities in default as to the payment of principal or interest had an aggregate amortized cost of $31.1 million and a carrying value of $30.4 million.

     Sales of invested assets (primarily fixed maturity securities) during the first quarter of 1998 generated proceeds of $8.2 billion, and net investment gains of $106.3 million. Sales of invested assets during the first quarter of 1997 generated proceeds of $3.5 billion, and net investment gains of $6.4 million. Net investment gains in the first quarter of 1997 also included $.1 million of writedowns related to mortgage loans.

     At March 31, 1998, fixed maturity investments included $6.3 billion of mortgage-backed securities (or 27 percent of all fixed maturity securities). The yield characteristics of mortgage-backed securities differ from those of traditional fixed-income securities. Interest and principal payments occur more frequently, often monthly. Mortgage-backed securities are subject to risks associated with variable prepayments. Prepayment rates are influenced by a number of factors that cannot be predicted with certainty, including: the relative sensitivity of the underlying mortgages backing the assets to changes in interest rates; a variety of economic, geographic and other factors; and the repayment priority of the securities in the overall securitization structures.

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

     The following table sets forth the par value, amortized cost and estimated fair value of mortgage-backed securities, summarized by interest rates on the underlying collateral at March 31, 1998:

                                                                                        Par        Amortized    Estimated
                                                                                        value         cost      fair value
                                                                                        -----         ----      ----------
                                                                                              (Dollars in millions)
Below 7 percent   ..................................................................   $2,501.0      $2,265.5    $2,290.2
7 percent - 8 percent...............................................................    2,958.8       2,936.6     2,991.8
8 percent - 9 percent...............................................................      595.7         595.9       609.5
9 percent and above.................................................................      350.3         355.6       365.0
                                                                                       --------      --------    --------

       Total mortgage-backed securities.............................................   $6,405.8      $6,153.6    $6,256.5
                                                                                       ========      ========    ========

     The amortized cost and estimated fair value of mortgage-backed securities at March 31, 1998, summarized by type of security, were as follows (dollars in millions):

                                                                                                Estimated fair value
                                                                                              -------------------------
                                                                                                               Percent
                                                                            Amortized                          of fixed
Type                                                                          cost            Amount          maturities
----                                                                          ----            ------          ----------
Pass-throughs and sequential and targeted amortization classes............  $4,046.4         $4,106.9            18%
Planned amortization classes and accretion-directed bonds.................   1,548.9          1,569.5             7
Support classes...........................................................      23.6             24.5             -
Accrual (Z tranche) bonds.................................................      12.3             13.1             -
Subordinated classes .....................................................     522.4            542.5             2
                                                                            --------         --------            --

                                                                            $6,153.6         $6,256.5            27%
                                                                            ========         ========            ==

     Pass-throughs and sequential and targeted amortization classes have similar prepayment variability. Pass-throughs historically provide the best liquidity in the mortgage-backed securities market and provide the best price/performance ratio in a highly volatile

                         CONSECO, INC. AND SUBSIDIARIES
                              --------------------

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

     At March 31, 1998, the balance of mortgage loans was comprised of 96 percent commercial loans, 2 percent residual interests in collateralized mortgage obligations and 2 percent residential loans. Less than 2.5 percent of mortgage loans were noncurrent (loans which are two or more scheduled payments past due) at March 31, 1998.

     At March 31, 1998, we held $38.7 million of trading securities that are included in other invested assets.

     Investment borrowings averaged approximately $1,280.3 million during the first quarter of 1998, compared with approximately $244.8 million during the same period of 1997 and were collateralized by investment securities with fair values approximately equal to the loan value. The weighted average interest rate on such borrowings was 5.4 percent and 4.6 percent during the first quarters of 1998 and 1997, respectively.

     STATUTORY INFORMATION

     Statutory accounting practices prescribed or permitted for the Company's insurance subsidiaries by regulatory authorities differ from generally accepted accounting principles. The Company's life insurance subsidiaries reported the following amounts to regulatory agencies at March 31, 1998, after appropriate eliminations of intercompany accounts among such subsidiaries (dollars in millions):

                  Statutory capital and surplus ...................................   $1,673.1
                  Asset valuation reserve ("AVR")..................................      411.3
                  Interest maintenance reserve ("IMR").............................      482.7
                  Portion of surplus debenture carried as a liability .............       65.5
                                                                                      --------

                     Total.........................................................   $2,632.6
                                                                                      ========

                                       35

                         CONSECO, INC. AND SUBSIDIARIES
                              --------------------

     The ratio of such consolidated statutory account balances to consolidated statutory liabilities (excluding AVR, IMR, the portion of surplus debentures carried as a liability, liabilities from separate account business and short-term collateralized borrowings) was 11.0 percent at March 31, 1998, and
10.8 percent at December 31, 1997.

     Combined statutory net income of the Company's life insurance subsidiaries for the periods during which such subsidiaries were included in our consolidated financial statements was $87.3 million and $59.5 million in the first quarter of 1998 and 1997, respectively, after appropriate eliminations of intercompany amounts among such subsidiaries, but before elimination of intercompany amounts between such subsidiaries and non-life subsidiaries and the parent company.

     The statutory capital and surplus of the insurance subsidiaries include surplus debentures issued to the parent holding companies totaling $793.4 million. Payments of interest and principal on such debentures are generally subject to the approval of the insurance department of the subsidiary's state of domicile. During the first quarter of 1998, our life insurance subsidiaries made scheduled principal payments on surplus debentures of $33.7 million.

     State insurance laws generally restrict the ability of insurance companies to pay dividends or make other distributions. Net assets of the Company's wholly owned life insurance subsidiaries, determined in accordance with GAAP, aggregated approximately $7.8 billion at December 31, 1997. During the first quarter of 1998, our life insurance subsidiaries paid ordinary dividends of $38.9 million to the parent holding companies. During the remainder of 1998, the life insurance subsidiaries may pay additional dividends of $126.2 million without the permission of state regulatory authorities.

     FORWARD-LOOKING STATEMENTS

     All statements, trend analyses and other information contained in this report and elsewhere (such as in other filings by Conseco or Green Tree with the Securities and Exchange Commission, press releases, presentations by Conseco or Green Tree or its management or oral statements) relative to markets for Conseco's or Green Tree's products and trends in Conseco's or Green Tree's operations or financial results, as well as other statements including words such as "anticipate," "believe," "plan," "estimate," "expect," "intend," and other similar expressions, constitute forward-looking statements under the Private Securities Litigation Reform Act of 1995. These forward-looking statements are subject to known and unknown risks, uncertainties and other factors which may cause actual results to be materially different from those contemplated by the forward-looking statements. Such factors include, among other things: (i) general economic conditions and other factors, including prevailing interest rate levels, short-term interest rate fluctuations, stock market performance and health care inflation, which may affect the ability of Conseco to sell its products, the ability of Green Tree to make loans and access capital resources, the market value of Conseco's or Green Tree's investments, the lapse rate and profitability of policies and the level of defaults and prepayments of loans made by Green Tree; (ii) Conseco's ability to achieve anticipated levels of operational efficiencies at recently acquired companies, as well as through other cost-saving initiatives; (iii) customer response to new products, distribution channels and marketing initiatives; (iv) mortality, morbidity, usage of health care services and other factors which may affect the profitability of Conseco's insurance products; (v) changes in the federal income tax laws and regulations which may affect the relative tax advantages of some of Conseco's products; (vi) increasing competition in the sale of insurance and annuities and in the consumer finance business; (vii) regulatory changes or actions, including those relating to regulation of financial services affecting (among other things) bank sales and underwriting of insurance products, regulation of the sale, underwriting and pricing of insurance products, and health care regulation affecting Conseco's supplemental health insurance products; (viii) the availability and terms of future acquisitions; and (ix) the risk factors or uncertainties listed in Conseco's or Green Tree's other filings with the Securities and Exchange Commission. In addition to the above, these statements are subject to uncertainties related to the synergies, charges and expenses associated with the Green Tree Merger.

ITEM 3.  MARKET-SENSITIVE INSTRUMENTS AND RISK MANAGEMENT

     We seek to invest our available funds in a manner that will maximize shareholder value and fund future obligations to policyholders and debtors, subject to appropriate risk considerations. There have been no material changes during the first quarter of 1998 in the market risks the Company is exposed to and our management of such risks, which are summarized in our 1997 Form 10-K.

                         CONSECO, INC. AND SUBSIDIARIES
                              --------------------



                           PART II - OTHER INFORMATION


     ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

      a)   Exhibits.

           10.1.2 Employment Agreement dated March 31, 1998, between the Registrant and Stephen C. Hilbert

           10.1.3(c)     Amendment No. 3  to  Employment  Agreement  between the
                         Registrant and Rollin M. Dick

           10.1.10(c)    Amendment No. 3  to  Employment  Agreement  between the
                         Registrant and Ngaire E. Cuneo

           10.1.11(a)    Amendment No. 1  to  Employment  Agreement  between the
                         Registrant and John J. Sabl

           10.1.12 Employment Agreement dated March 31, 1998, between the Registrant and Thomas J. Kilian

           10.8.15       Conseco   Performance-Based   Compensation   Plan   for
                         Executive Officers

           12.1 Computation of Ratio of Earnings to Fixed Charges, Preferred Dividends and Distributions on Company-obligated Mandatorily Redeemable Preferred Securities of Subsidiary Trusts

           27.0          Financial Data Schedule

           99.1 Pro Forma Combined Financial Statements of Conseco, Inc. and Subsidiaries

      b)   Reports on Form 8-K.

           A report on Form 8-K dated February 4, 1998, was filed with the Commission to report under Item 5, the announcement of the offering by Conseco of $250.0 million of 6.4 percent Notes due February 10, 2003.

                         CONSECO, INC. AND SUBSIDIARIES
                              --------------------




                                    SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                             CONSECO, INC.


    Dated: May 14, 1998                By:   /s/ ROLLIN M. DICK
                                             ------------------
                                             Rollin M. Dick
                                             Executive Vice President and
                                               Chief Financial Officer
                                               (authorized officer and principal
                                               financial officer)