Form 10-Q
period 1998-06-30
CONSECO INC
filed 1998-08-14
CIK 719241

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

                  For the quarterly period ended June 30, 1998

       [   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from ______ to ______

                          Commission File Number 1-9250


                                  Conseco, Inc.

              Indiana                                    No. 35-1468632
           ------------                          -------------------------------
       State of Incorporation                    IRS Employer Identification No.


     1825 N. Pennsylvania Street
       Carmel, Indiana  46032                               (317) 817-6100
-------------------------------------                       --------------
Address of principal executive offices                         Telephone


    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [ X ] No [ ]



       Shares of common stock outstanding as of July 31, 1998: 312,422,989

================================================================================

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                         CONSECO, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                              (Dollars in millions)

                                     ASSETS


                                                                                                 June 30,      December 31,
                                                                                                   1998            1997
                                                                                                   ----            ----
                                                                                                (unaudited)

Investments:
   Actively managed fixed maturities at fair value (amortized cost:
     1998 - $22,103.1; 1997 - $22,289.3)......................................................   $22,544.3      $22,773.7
   Interest-only securities...................................................................       934.0        1,365.8
   Equity securities at fair value (cost: 1998 - $345.6; 1997 - $227.6).......................       340.5          228.9
   Mortgage loans.............................................................................       475.6          516.2
   Credit-tenant loans........................................................................       646.9          558.6
   Policy loans...............................................................................       688.8          692.4
   Other invested assets .....................................................................       664.7          530.7
   Short-term investments.....................................................................     1,053.8        1,179.1
   Assets held in separate accounts...........................................................       745.8          682.8
                                                                                                 ---------      ---------

       Total investments......................................................................    28,094.4       28,528.2

Accrued investment income.....................................................................       391.5          379.3
Finance receivables...........................................................................     3,547.8        1,971.0
Servicing rights..............................................................................        97.5           77.0
Cost of policies purchased....................................................................     2,424.1        2,466.4
Cost of policies produced.....................................................................     1,132.9          915.2
Reinsurance receivables.......................................................................       752.6          795.8
Goodwill (net of accumulated amortization: 1998 - $250.9; 1997 - $170.9)......................     4,015.5        3,693.4
Property and equipment (net of accumulated depreciation: 1998 - $181.4; 1997 - $153.9)........       315.1          284.0
Cash held in segregated accounts for investors................................................       685.3          552.8
Cash deposits, restricted under pooling and servicing agreements..............................       247.7          247.2
Other assets..................................................................................       770.5          775.7
                                                                                                 ---------      ---------

       Total assets...........................................................................   $42,474.9      $40,686.0
                                                                                                 =========      =========










                            (continued on next page)



               The accompanying notes are an integral part of the
                       consolidated financial statements.


                         CONSECO, INC. AND SUBSIDIARIES

                      CONSOLIDATED BALANCE SHEET, continued
                              (Dollars in millions)

                      LIABILITIES AND SHAREHOLDERS' EQUITY


                                                                                                 June 30,      December 31,
                                                                                                   1998            1997
                                                                                                   ----            ----
                                                                                                (unaudited)
Liabilities:
   Insurance liabilities:
     Interest sensitive products..............................................................   $17,267.3      $17,357.6
     Traditional products.....................................................................     6,361.6        5,784.8
     Claims payable and other policyholder funds..............................................     1,571.1        1,615.5
     Unearned premiums........................................................................       409.3          406.1
     Liabilities related to separate accounts.................................................       745.8          682.8
   Investor payables..........................................................................       685.3          552.8
   Other liabilities..........................................................................     2,026.6        1,544.4
   Income tax liabilities.....................................................................       173.7          532.8
   Investment borrowings......................................................................     1,179.6        1,389.5
   Notes payable and commercial paper:
     Corporate................................................................................     2,952.1        2,354.9
     Consumer and commercial finance..........................................................     2,728.8        1,866.3
                                                                                                 ---------      ---------

         Total liabilities....................................................................    36,101.2       34,087.5
                                                                                                 ---------      ---------

Minority interest:
   Company-obligated mandatorily redeemable preferred securities
     of subsidiary trusts.....................................................................     1,388.8        1,383.9
   Common stock of subsidiary.................................................................          .7             .7

Shareholders' equity:
   Preferred stock............................................................................       105.6          115.8
   Common stock and additional paid-in capital (no par value, 1,000,000,000 shares authorized, shares issued and outstanding: 1998 - 312,362,652;
     1997 - 310,011,669)......................................................................     2,661.2        2,619.8
   Accumulated other comprehensive income:
     Unrealized appreciation of fixed maturity securities (net of applicable deferred income
       taxes:  1998 - $106.6; 1997 - $95.5)...................................................       198.0          177.2
     Unrealized appreciation of interest-only securities and other investments (net of
       applicable deferred income taxes:  1998 - $3.0; 1997 - $16.0)..........................         5.5           26.6
     Minimum pension liability adjustment (net of applicable deferred income taxes:
       1998 - ($1.9); 1997 - ( $1.9)).........................................................        (3.2)          (3.2)
   Retained earnings..........................................................................     2,017.1        2,277.7
                                                                                                 ---------      ---------

         Total shareholders' equity...........................................................     4,984.2        5,213.9
                                                                                                 ---------      ---------

         Total liabilities and shareholders' equity...........................................   $42,474.9      $40,686.0
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

                                       3

                         CONSECO, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF OPERATIONS
                              (Dollars in millions)
                                   (unaudited)

                                                                               Three months ended          Six months ended
                                                                                    June 30,                   June 30,
                                                                               ------------------         -----------------
                                                                                1998         1997         1998         1997
                                                                                ----         ----         ----         ----
Revenues:
   Insurance policy income:
     Traditional products.................................................. $   855.3     $  776.4     $1,714.7       $1,342.6
     Interest sensitive products...........................................     134.5        108.6        265.2          212.5
   Net investment income:
     Assets held by insurance subsidiaries.................................     504.2        444.9      1,087.5          854.1
     Finance receivables...................................................      76.3         53.7        135.9           96.6
     Interest-only securities..............................................      36.3         29.4         69.6           56.2
   Gain on sale of finance receivables.....................................     135.2        190.5        272.4          348.6
   Net investment gains....................................................      12.3         15.8        117.1           20.9
   Fee revenue and other income............................................      85.2         57.5        161.7          110.5
                                                                             ---------    --------     --------     ----------

       Total revenues......................................................   1,839.3      1,676.8      3,824.1        3,042.0
                                                                             --------     --------     --------      ---------

Benefits and expenses:
   Insurance policy benefits...............................................     681.4        613.2      1,361.8        1,068.5
   Amounts added to annuity and financial product policyholder account balances:
       Interest............................................................     182.2        170.6        370.6          344.3
       Other amounts added to variable and equity-indexed annuity
         products..........................................................      23.0         19.3        108.6           35.5
   Interest expense:
     Corporate.............................................................      36.3         25.5         75.3           51.3
     Finance and investment borrowings.....................................      72.6         41.9        140.0           74.5
   Amortization............................................................     142.8        132.5        351.2          250.5
   Other operating costs and expenses......................................     314.7        259.8        609.7          460.9
   Nonrecurring charges....................................................     688.0          9.3        688.0            9.3
                                                                             --------     --------     --------       --------

       Total benefits and expenses.........................................   2,141.0      1,272.1      3,705.2        2,294.8
                                                                             --------     --------     --------       --------

       Income (loss) before income taxes, minority interest and
         extraordinary charge .............................................    (301.7)       404.7        118.9          747.2

Income tax expense (benefit)...............................................     (52.3)       150.3        117.9          276.8
                                                                             --------     --------     --------       --------

       Income (loss) before minority interest and extraordinary charge ....    (249.4)       254.4          1.0          470.4

Minority interest:
   Distributions on Company-obligated mandatorily redeemable preferred
     securities of subsidiary trusts.......................................      18.8         12.9         38.2           21.6
   Dividends on preferred stock of subsidiaries............................       -            1.2          -              2.5
                                                                             --------     --------     --------       --------

       Income (loss) before extraordinary charge ..........................    (268.2)       240.3        (37.2)         446.3

Extraordinary charge on extinguishment of debt, net of taxes.............        13.9          2.2         30.3            5.5
                                                                             --------     --------     --------       --------

       Net income (loss)...................................................    (282.1)       238.1        (67.5)         440.8

Less amounts applicable to preferred stock:
   Charge related to induced conversions...................................       -             .9          -             13.2
   Preferred stock dividends...............................................       2.2          2.2          4.2            4.5
                                                                             --------     --------     --------       --------

       Net income (loss) applicable to common stock........................  $ (284.3)    $  235.0     $  (71.7)      $  423.1
                                                                             ========     ========     ========       ========

                            (continued on next page)

               The accompanying notes are an integral part of the
                       consolidated financial statements.


                         CONSECO, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF OPERATIONS, continued
                  (Dollars in millions, except per share data)
                                   (unaudited)

                                                                    Three months ended               Six months ended
                                                                         June 30,                        June 30,
                                                                    -------------------          ---------------------
                                                                    1998           1997          1998             1997
                                                                    ----           ----          ----             ----
Earnings (loss) per common share:
   Basic:
     Weighted average shares outstanding......................   310,326,000     314,285,000    309,648,000    309,450,000
     Net income (loss)  before extraordinary charge...........         $(.88)           $.76          $(.13)         $1.39
     Extraordinary charge.....................................           .04             .01            .10            .02
                                                                       -----            ----          -----          -----

       Net income (loss)......................................         $(.92)           $.75          $(.23)         $1.37
                                                                       =====            ====          =====          =====

   Diluted:
     Weighted average shares outstanding......................   310,326,000     341,795,000    309,648,000    337,993,000
     Net income (loss) before extraordinary charge............         $(.88)           $.70          $(.13)         $1.29
     Extraordinary charge.....................................           .04             .01            .10            .02
                                                                       -----            ----          -----          -----

       Net income (loss)......................................         $(.92)           $.69          $(.23)         $1.27
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

                                        5


                         CONSECO, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                              (Dollars in millions)
                                   (unaudited)

                                                                               Common stock     Accumulated other
                                                                Preferred     and additional      comprehensive      Retained
                                                       Total      stock       paid-in capital     income (loss)      earnings
                                                       -----      -----       ---------------     -------------      --------

Balance, January 1, 1998............................. $5,213.9     $115.8       $2,619.8            $200.6           $2,277.7

   Comprehensive loss, net of tax:
     Net loss........................................    (67.5)       -              -                 -                (67.5)
     Change in unrealized appreciation of fixed
       maturity investments (net of applicable income
       tax expense of $11.1).........................     20.8        -              -                20.8                -
     Change in unrealized appreciation of interest-
       only securities and other investments
       (net of applicable income tax benefit
       of $13.0).....................................    (21.1)       -              -               (21.1)               -
                                                      --------

         Total comprehensive loss....................    (67.8)

   Conversion of preferred stock into common shares..       -       (10.2)          10.2               -                  -
   Conversion of convertible debentures into
     common shares...................................     16.3        -             16.3               -                  -
   Issuance of shares for stock options and for agent
     and employee benefit plans......................    118.1        -            118.1               -                  -
   Tax benefit related to issuance of shares under
     stock option plans..............................     41.8        -             41.8               -                  -
   Issuance of warrants in conjunction with
     financing transaction...........................      7.7        -              7.7               -                  -
   Cost of shares acquired...........................   (271.2)       -           (152.7)              -               (118.5)
   Dividends on preferred stock......................     (4.2)       -              -                 -                 (4.2)
   Dividends on common stock.........................    (70.4)       -              -                 -                (70.4)
                                                      --------     ------       --------            -----            --------

Balance, June 30, 1998............................... $4,984.2     $105.6       $2,661.2            $200.3           $2,017.1
                                                      ========     ======       ========            ======           ========

Balance, January 1, 1997............................. $4,216.8     $267.1       $2,350.7            $ 36.6           $1,562.4

   Comprehensive income, net of tax:
     Net income......................................    440.8        -              -                 -                440.8
     Change in unrealized appreciation (depreciation)
       of fixed maturity investments (net of
       applicable income tax benefit of $7.7)........    (14.2)       -              -               (14.2)               -
     Change in unrealized appreciation (depreciation)
       of interest-only securities and other
       investments (net of applicable income tax
       benefit of $19.7).............................    (32.1)       -              -               (32.1)               -
                                                      --------

         Total comprehensive income..................    394.5

   Conversion of preferred stock into common shares..     -        (145.1)         145.1               -                  -
   Issuance of shares in merger transactions.........    458.2         -           458.2               -                  -
   Issuance of shares for stock options and for agent
     and employee benefit plans......................    213.8         -           213.8               -                  -
   Tax benefit related to issuance of shares under
     stock option plans..............................     83.1         -            83.1               -                  -
   Conversion of convertible debentures into
     common shares...................................    152.1         -           152.1               -                  -
   Cost of shares acquired...........................   (705.5)        -          (680.1)              -                (25.4)
   Other ............................................     (5.9)        -            (5.9)              -                  -
   Amounts applicable to preferred stock:
     Charge related to induced conversion of
       convertible preferred stock...................    (12.3)        -             -                 -                (12.3)
     Dividends on preferred stock....................     (5.4)        -             -                 -                 (5.4)
   Dividends on common stock.........................    (32.7)        -             -                 -                (32.7)
                                                      --------     ------       --------           -------           --------

Balance, June 30, 1997............................... $4,756.7     $122.0       $2,717.0           $  (9.7)          $1,927.4
                                                      ========     ======       ========           =======           ========

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                         CONSECO, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                              (Dollars in millions)
                                   (unaudited)
                                                                                                      Six months ended
                                                                                                          June 30,
                                                                                                   ----------------------
                                                                                                   1998              1997
                                                                                                   ----              ----
Cash flows from operating activities:
   Net income (loss)........................................................................   $    (67.5)       $   440.8
   Adjustments to reconcile net income (loss) to net cash provided by operating activities:
     Gain on sale of finance receivables....................................................       (272.4)          (348.6)
     Net increase in restricted cash deposits...............................................          (.5)           (14.8)
     Amortization and depreciation..........................................................        401.2            273.8
     Income taxes...........................................................................       (185.8)            79.5
     Insurance liabilities..................................................................        (83.1)           (27.2)
     Income added to annuity and financial product policyholder account balances............        479.2            379.8
     Fees charged to insurance liabilities..................................................       (255.8)          (211.1)
     Accrual and amortization of investment income..........................................         36.1              2.2
     Deferral of cost of policies produced..................................................       (369.0)          (261.6)
     Nonrecurring charges...................................................................        683.3              -
     Minority interest......................................................................         58.4             33.2
     Extraordinary charge on extinguishment of debt.........................................         46.9              8.4
     Net investment gains...................................................................       (117.1)           (20.9)
     Other..................................................................................         31.1             64.2
                                                                                               ----------        ---------

       Net cash provided by operating activities............................................        385.0            397.7
                                                                                               ----------        ---------

Cash flows from investing activities:
   Sales of investments.....................................................................     15,747.5          6,254.8
   Maturities and redemptions of investments................................................        734.8            249.4
   Purchases of investments.................................................................    (16,254.3)        (6,552.4)
   Cash received from the sale of finance receivables, net of expenses......................      5,374.5          4,309.0
   Principal payments received on finance receivables.......................................      2,829.8          2,138.5
   Finance receivables originated...........................................................     (9,642.7)        (6,974.0)
   Purchase of mandatorily redeemable preferred stock of subsidiary.........................          -              (30.5)
   Acquisition of subsidiaries, net of cash held at date of merger..........................          -             (477.9)
   Other....................................................................................        (62.0)           (86.5)
                                                                                               ----------        ---------

       Net cash used by investing activities ...............................................     (1,272.4)        (1,169.6)
                                                                                               ----------        ---------

Cash flows from financing activities:
   Issuance of Company-obligated mandatorily redeemable preferred stock of subsidiary
     trusts.................................................................................          3.7            296.7
   Issuance of shares related to stock options and employee benefit plans  .................        103.0             28.1
   Issuance of notes payable and commercial paper:
     Corporate..............................................................................      2,177.6          1,804.6
     Consumer and commercial finance........................................................      5,535.3          4,742.7
   Payments on notes payable and commercial paper:
     Corporate..............................................................................     (1,602.3)        (1,180.7)
     Consumer and commercial finance........................................................     (4,616.7)        (4,030.5)
   Payments to repurchase equity securities.................................................       (236.0)          (585.9)
   Investment borrowings....................................................................       (209.9)            49.6
   Deposits to insurance liabilities........................................................      1,148.0            956.4
   Withdrawals from insurance liabilities...................................................     (1,410.5)        (1,083.6)
   Charge related to induced conversion of convertible preferred stock......................          -              (13.2)
   Distributions on Company-obligated mandatorily redeemable preferred stock of
     subsidiary trusts......................................................................        (55.2)           (25.8)
   Dividends paid ..........................................................................        (74.9)           (38.2)
                                                                                               ----------        ---------

       Net cash provided by financing activities............................................        762.1            920.2
                                                                                               ----------        ---------

       Net increase (decrease) in short-term investments....................................       (125.3)           148.3

Short-term investments, beginning of period.................................................      1,179.1            377.4
                                                                                               ----------        ---------

Short-term investments, end of period.......................................................   $  1,053.8        $   525.7
                                                                                               ==========        =========
               The accompanying notes are an integral part of the
                       consolidated financial statements.

                                        7

                         CONSECO, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              --------------------

     The following notes should be read in conjunction with the notes to the supplemental consolidated financial statements and the supplemental management's discussion and analysis of financial condition and results of operations as of December 31, 1997 and 1996 and for each of the three years ended December 31, 1997, included in Exhibit 99.1 to the Current Report on Form 8-K dated June 30, 1998, as amended, of Conseco, Inc. ("We", "Conseco" or the "Company"). Such supplemental consolidated financial statements and the supplemental management's discussion and analysis give retroactive effect to our acquisition (the "Green Tree Merger") of Green Tree Financial Corporation ("Green Tree") which was accounted for as a pooling of interests, as further described below.

     BASIS OF PRESENTATION

     The unaudited consolidated financial statements reflect all adjustments, consisting only of normal recurring items, which are necessary to present fairly Conseco's financial position and results of operations on a basis consistent with that of our prior audited supplemental consolidated financial statements. Pursuant to rules and regulations of the Securities and Exchange Commission applicable to quarterly reports on Form 10-Q, certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles ("GAAP") have been condensed or omitted. Results for interim periods are not necessarily indicative of the results that may be expected for a full year. We have reclassified certain amounts from the prior periods to conform to the 1998 presentation.

     Conseco is a financial services holding company. The Company's life insurance subsidiaries develop, market and administer supplemental health insurance, annuity, individual life insurance, individual and group major medical insurance and other insurance products. The Company's finance subsidiaries originate, purchase, sell and service consumer and commercial finance loans throughout the United States. Conseco's operating strategy is to grow its business by focusing its resources on the development and expansion of profitable products and strong distribution channels. Conseco has supplemented such growth by acquiring companies that have profitable niche products and strong distribution systems. Once a company is acquired, our operating strategy has been to consolidate and streamline management and administrative functions where appropriate, to realize superior investment returns through active asset management, to eliminate unprofitable products and distribution channels and to expand and develop the profitable products and distribution channels.

     In preparing financial statements in conformity with GAAP, we are required to make estimates and assumptions that significantly affect various reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting periods. For example, we use significant estimates and assumptions in calculating the cost of policies produced, the cost of policies purchased, interest-only securities, servicing rights, goodwill, insurance liabilities, liabilities related to litigation, guaranty fund assessment accruals, gain on sale of finance receivables and deferred income taxes. If our future experience differs materially from these estimates and assumptions, our financial statements could be affected.

     Consolidation issues. The consolidated financial statements give retroactive effect to the merger with Green Tree in a transaction accounted for as a pooling of interests (see "Green Tree Merger"). The pooling of interests method of accounting requires the restatement of all periods presented as if Conseco and Green Tree had always been combined. The consolidated statement of shareholders' equity reflects the accounts of the Company as if additional shares of Conseco common stock had been issued during all periods presented. Intercompany transactions prior to the merger have been eliminated, and certain reclassifications were made to Green Tree's financial statements to conform to Conseco's presentation. No material adjustments were recorded to conform Green Tree's accounting policies.

     Our   financial   statements   do  not  include  the  results  of  material
transactions  between  us  and  our  consolidated   affiliates,   or  among  our
consolidated affiliates.

     ADJUSTMENT TO ACTIVELY MANAGED FIXED MATURITY SECURITIES

     We classify fixed maturity securities into three categories: "actively managed" (which are carried at estimated fair value), "trading" (which are carried at estimated fair value) and "held to maturity" (which are carried at amortized cost). We held $60.4 million of trading securities at June 30, 1998, which are included in other invested assets. We did not classify any fixed maturity securities in the held to maturity category at June 30, 1998.

                         CONSECO, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              --------------------

     Adjustments to carry actively managed fixed maturity securities at fair value have no effect on our earnings. We record them, net of tax and other adjustments, to shareholders' equity. The following table summarizes the effect of these adjustments on the related balance sheet accounts at June 30, 1998 and December 31, 1997:

                                                            June 30, 1998                        December 31, 1997
                                                ------------------------------------    ----------------------------------
                                                              Effect of                              Effect of
                                                             fair value     Carrying                fair value    Carrying
                                                Cost basis   adjustments      value    Cost basis   adjustments     value
                                                ----------   -----------      -----    ----------   -----------     -----
                                                                           (Dollars in millions)
Actively managed fixed maturity
   securities................................    $22,103.1    $ 441.2      $22,544.3   $22,289.3     $ 484.4     $22,773.7
Other balance sheet items:
   Cost of policies purchased................      2,521.6      (97.5)       2,424.1     2,639.0      (172.6)      2,466.4
   Cost of policies produced.................      1,171.1      (38.2)       1,132.9       949.9       (34.7)        915.2
   Other liability...........................          -          (.9)           (.9)        -          (4.4)         (4.4)
   Income tax liabilities....................        (67.1)    (106.6)        (173.7)     (437.3)      (95.5)       (532.8)
                                                              -------                                -------
Unrealized appreciation of fixed maturity
   securities, net...........................                 $ 198.0                                $ 177.2
                                                              =======                                =======

     GREEN TREE MERGER

     On June 30, 1998, we completed the Green Tree Merger. Each outstanding share of Green Tree common stock was exchanged for .9165 of a share of Conseco common stock. We issued 128.7 million shares of Conseco common stock (including
5.0 million common equivalent shares issued in exchange for Green Tree's outstanding options). The Green Tree Merger constituted a tax-free exchange and is accounted for under the pooling of interests method. All prior period consolidated financial statements presented have been restated to include Green Tree as though it had always been a subsidiary of Conseco. As a result of the Green Tree Merger, we recorded merger-related costs of $148 million, net of income taxes, in the second quarter of 1998. The merger-related costs (classified as nonrecurring charges) include investment banking, accounting, legal and regulatory fees and other costs associated with the Green Tree Merger.

   The results of operations for Conseco and Green Tree, separately and combined, for periods prior to the merger were as follows:

                                                                             Three months ended       Six months ended
                                                                                  June 30,                  June 30,
                                                                              -----------------       -------------------
                                                                              1998         1997       1998           1997
                                                                              ----         ----       ----           ----
                                                                                           (Dollars in millions)
Revenues:
   Conseco...............................................................    $1,533.1     $1,360.5   $3,232.1     $2,459.5
   Green Tree............................................................       307.0        317.1      592.8        584.3
   Less elimination of intercompany revenues.............................         (.8)         (.8)       (.8)        (1.8)
                                                                             --------     --------    -------     --------

     Combined............................................................    $1,839.3     $1,676.8   $3,824.1     $3,042.0
                                                                             ========     ========   ========     ========

Net income (loss):
   Conseco...............................................................    $  123.6     $  130.6   $  274.7       $242.1
   Green Tree (including nonrecurring charges)...........................      (402.9)       108.1     (339.4)       199.9
   Less elimination of intercompany net income...........................        (2.8)         (.6)      (2.8)        (1.2)
                                                                             --------     --------   --------     --------

     Combined............................................................    $ (282.1)    $  238.1   $  (67.5)      $440.8
                                                                             ========     =========  ========       ======

     In conjunction with the Green Tree Merger, Conseco has contributed additional capital to Green Tree. Contributions of $500.0 million were made in the second quarter of 1998 and Conseco plans to make additional contributions of $600.0 million of which contributions of $350.0 million were made through August 13, 1998. The contributions were used to increase Green Tree's working capital and repay debt.
                                        9

                         CONSECO, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              --------------------

     The financial position for Conseco and Green Tree, separately and combined, at June 30, 1998, the date of the merger, were as follows (dollars in millions):

                                                                                       Intercompany
                                                       Conseco        Green Tree       eliminations     Consolidated
                                                       -------        ----------       ------------     ------------

Investments:
   Actively managed fixed maturities..............   $22,544.3         $    -           $   -             $22,544.3
   Interest-only securities.......................         -              934.0             -                 934.0
   Equity securities..............................       340.5              -               -                 340.5
   Mortgage loans.................................       475.6              -               -                 475.6
   Credit-tenant loans............................       646.9              -               -                 646.9
   Policy loans...................................       688.8              -               -                 688.8
   Other invested assets..........................       697.5             34.3           (67.1)              664.7
   Short-term investments.........................       876.4            177.4             -               1,053.8
   Assets held in separate accounts...............       745.8              -               -                 745.8
                                                     ---------         --------         -------           ---------

       Total investments..........................    27,015.8          1,145.7           (67.1)           28,094.4

Accrued investment income.........................       391.5              -               -                 391.5
Finance receivables...............................         -            3,547.8             -               3,547.8
Servicing rights..................................         -               97.5             -                  97.5
Cost of policies purchased........................     2,424.1              -               -               2,424.1
Cost of policies produced.........................     1,132.9              -               -               1,132.9
Reinsurance receivables...........................       752.6              -               -                 752.6
Goodwill..........................................     3,960.9             54.6             -               4,015.5
Property and equipment............................       183.3            131.8             -                 315.1
Segregated and restricted cash....................         -              933.0             -                 933.0
Other assets......................................       928.6            347.2          (505.3)              770.5
                                                     ---------         --------         -------           ---------

       Total assets...............................   $36,789.7         $6,257.6         $(572.4)          $42,474.9
                                                     =========         ========         =======           =========

                                                                                       Intercompany
                                                       Conseco        Green Tree       eliminations     Consolidated
                                                       -------        ----------       ------------     ------------
Liabilities:
   Insurance liabilities..........................   $26,355.1         $    -           $   -             $26,355.1
   Investor payables..............................         -              685.3             -                 685.3
   Other liabilities..............................     1,145.6            886.0            (5.0)            2,026.6
   Income tax liabilities.........................      (290.7)           470.5            (6.1)              173.7
   Investment borrowings..........................     1,179.6              -               -               1,179.6
   Notes payable and commercial paper.............     2,952.1          2,779.0           (50.2)            5,680.9
                                                     ---------         --------         -------           ---------

       Total liabilities..........................    31,341.7          4,820.8           (61.3)           36,101.2
                                                     ---------         --------         -------           ---------

Minority interest.................................     1,389.5              -               -               1,389.5

Shareholders' equity:
   Preferred stock................................       105.6              -               -                 105.6
   Common stock and additional paid-in capital....     2,435.6            725.6          (500.0)            2,661.2
   Accumulated other comprehensive income.........       201.9             (1.6)            -                 200.3
   Retained earnings..............................     1,315.4            712.8           (11.1)            2,017.1
                                                     ---------         --------         -------           ---------

       Total shareholders' equity.................     4,058.5          1,436.8          (511.1)            4,984.2
                                                     ---------         --------         -------           ---------

       Total liabilities and shareholders' equity.   $36,789.7         $6,257.6         $(572.4)          $42,474.9
                                                     =========         ========         =======           =========

                         CONSECO, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              --------------------

     INTEREST-ONLY SECURITIES, FINANCE RECEIVABLES AND SERVICING RIGHTS OF FINANCE SUBSIDIARIES

     We pool and securitize substantially all of the finance receivables we originate, retaining: (i) investments in interest-only securities that are subordinated to the rights of other investors; and (ii) servicing on the contracts. In a typical securitization, we sell finance receivables to a special purpose entity, established for the limited purpose of purchasing the finance receivables and selling securities representing interests in the receivables. The special purpose entity issues interest-bearing securities that are collateralized by the underlying pool of finance receivables. We receive the proceeds from the sale of the securities in exchange for the finance receivables. The securities are typically sold at the same amount as the principal balance of the receivables sold. We retain a residual interest representing the right to receive, over the life of the pool of finance receivables, the excess of the principal and interest received on the receivables transferred to the trust over the principal and interest paid to the holders of other interests in the securitization and servicing fees. Our life insurance subsidiaries from time-to-time have purchased interests in the securities of the special purpose entity which we classify as fixed maturity securities.

     We recognize a gain on the sale of finance receivables equal to the difference between the proceeds from the sale, net of related transaction costs, and the allocated carrying amount of the receivables sold. We allocate the carrying amount of finance receivables between the assets sold and retained based on their relative fair values at the date of sale. The estimated fair value of the retained assets (interest-only securities and servicing rights) is determined by discounting their projected future cash flows using prepayment, default, loss, servicing cost and discount rate assumptions.

     On a quarterly basis, we determine the estimated fair value of our interest-only securities based on discounted projected future cash flows using current assumptions. Differences between the estimated fair value and carrying value of interest-only securities considered to be temporary are recognized as adjustments to shareholders' equity. Declines in value are considered to be other than temporary when the present value of estimated future cash flows discounted at a risk free rate using appropriate assumptions is less than the carrying value of the interest-only securities. When declines in value considered to be other than temporary occur, the carrying value is reduced to estimated fair value and a loss is recognized in the statement of operations.

     During the first quarter of 1998, prepayments on loan contracts exceeded expectations, and as a result, a $29.1 million reduction in the carrying value of our interest-only securities (net of income taxes of $17.9 million) was realized. During the second quarter of 1998, prepayments on loan contracts continued to exceed expectations and management believes that such prepayments will be higher than expected in future periods as well. In addition, the market yields of publicly traded securities that are similar to our interest-only securities increased during the second quarter, decreasing the market value of such investments. As a result of these developments, we concluded that an impairment in the value of the interest-only securities and servicing rights had occurred, and a new value was determined using the current assumptions. The new assumptions (which are summarized below) reflect the following changes from the assumptions previously used: (i) an increase in prepayment rates; (ii) an increase in the discount rate used to determine the present value of future cash flows to 15 percent from 11 percent; and (iii) an increase in anticipated future rates of default. A $350 million nonrecurring charge to reduce the carrying value of the interest-only securities and servicing rights (net of income taxes of $190 million) was recognized in the second quarter of 1998.

     The following summarizes assumptions used to determine the estimated fair value of interest-only securities as of June 30, 1998:

                                                      Manufactured        Home equity/       Consumer/
                                                         housing        home improvement     equipment        Total
                                                         -------        ----------------     ---------        -----
                                                                                (Dollars in millions)

Interest-only securities............................   $   471.5           $  299.9         $  162.6       $     934.0
Principal balance of sold finance receivables (1)...    18,599.0            4,739.0          3,020.0          26,358.0
Weighted average customer interest rate on sold
   finance receivables (1)..........................       10.35%             11.56%           10.86%
Expected weighted average constant prepayment
   rate as a percentage of principal balance of sold
   finance receivables (1) (2)......................       12.00%             25.00%           22.00%
Expected nondiscounted credit losses as a
   percentage of principal balance of sold
   finance receivables (1) (2)......................        6.00%              4.40%            2.00%
Weighted average discount rate (1)..................       15.00%             15.00%           15.00%





                         CONSECO, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              --------------------

-------------------
(1)  Excludes finance receivables sold in revolving trust securitizations.
(2) The valuation of interest-only securities is affected not only by the projected level of prepayments of principal and net credit losses, as shown above, but also by the projected timing of such prepayments and net credit losses. Should the timing of projected prepayments of principal or net credit losses differ materially from the timing projected by the Company, such timing could have a material effect on the valuation of the interest-only securities.

     The following summarizes information with respect to the 60-days-and-over contractual dollar delinquencies, loss experience and repossessed collateral experience of our managed finance receivables at June 30, 1998 and 1997 and for the six month periods then ended:

                                                                                  1998             1997
                                                                                  ----             ----
60-days-and-over delinquencies as a percentage
   of managed finance receivables at period end............................       1.03%             .90%
                                                                                  ====              ===

Net credit losses as a percentage of average managed finance
   receivables during the period...........................................       1.07%            1.01%
                                                                                  ====             ====

Repossessed collateral during the year as a percentage of
   managed finance receivables at period end...............................        .92%             .90%
                                                                                   ===              ===

     Activity in the interest-only securities account during the six months ended June 30, 1998 and 1997, is as follows:

                                                                                    Six months ended
                                                                                         June 30,
                                                                                  -------------------
                                                                                  1998           1997
                                                                                  ----           ----
                                                                                  (Dollars in millions)

Balance, beginning of period................................................   $1,365.8        $  983.5
   Additions resulting from securitizations during the period...............      269.9           331.9
   Investment income........................................................       69.6            56.2
   Cash received............................................................     (156.6)         (117.6)
   Reduction in carrying value as a result of adverse prepayment
     experience.............................................................      (47.0)            -
   Nonrecurring charge to reduce carrying value.............................     (535.0)            -
   Change in unrealized appreciation........................................      (32.7)          (52.6)
                                                                               --------        --------

Balance, end of period......................................................   $  934.0        $1,201.4
                                                                               ========        ========

     During the six months ended June 30, 1998 and 1997, the Company sold $5.4 billion and $4.4 billion, respectively, of finance receivables in various securitized transactions and recognized gains of $272.4 million and $348.6 million, respectively.

                         CONSECO, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              --------------------

     Finance receivables, summarized by type, were as follows:

                                                                                June 30,       December 31,
                                                                                  1998             1997
                                                                                  ----             ----
                                                                                   (Dollars in millions)

Lease........................................................................   $  418.7        $  209.3
Commercial finance...........................................................      654.4           684.6
Revolving credit card........................................................      404.2           166.3
Loans held for sale..........................................................    2,094.9           930.6
                                                                                --------        --------

                                                                                 3,572.2         1,990.8

Less allowance for doubtful accounts.........................................      (24.4)          (19.8)
                                                                                --------        --------

     Net finance receivables.................................................   $3,547.8        $1,971.0
                                                                                ========        ========

     Servicing rights, retained subsequent to the sale of finance receivables, are amortized in proportion to and over the estimated period of net servicing income.

     The activity in the servicing rights account during the six months ended June 30, 1998 and 1997, is as follows:

                                                                                    Six months ended
                                                                                         June 30,
                                                                                  -------------------
                                                                                  1998           1997
                                                                                  ----           ----
                                                                                 (Dollars in millions)

Balance, beginning of period.............................................      $ 77.0            $30.8
   Additions resulting from securitizations
     during the period...................................................        36.7             34.3
   Amortization..........................................................       (11.2)            (6.2)
   Nonrecurring charge to establish a valuation allowance................        (5.0)             -
                                                                               ------            -----

Balance, end of period...................................................      $ 97.5            $58.9
                                                                               ======            =====

     Servicing rights are evaluated for impairment on an ongoing basis, stratified by product type and origination period. To the extent the recorded amount exceeds the fair value, a valuation allowance is established through a charge to earnings. Upon subsequent measurement of the fair value of these servicing rights in future periods, if the fair value equals or exceeds the carrying amount, any previously recorded valuation allowance would be deemed unnecessary and, therefore, restored to earnings.

   EARNINGS PER SHARE

   As of  December  31,  1997,  we adopted  Statement  of  Financial  Accounting
Standards No. 128, "Earnings Per Share"("SFAS 128"). SFAS 128 provides new accounting and reporting standards for earnings per share. It replaces primary and fully diluted earnings per share with basic and diluted earnings per share. Basic earnings per share excludes dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share represents the potential dilution that could occur if all dilutive convertible securities, warrants and stock options were exercised and converted into common stock. The diluted earnings per share calculation assumes that the proceeds received upon the conversion of all dilutive options and warrants are used to repurchase the Company's common shares at the average market price of such shares during the period. During the three and six month periods ended June 30, 1998, there were no dilutive common stock equivalents as a result of the net loss realized by the Company during such periods. Prior period earnings per share amounts have been restated for the Green Tree Merger. We have also restated all share and per-share amounts for the two-for-one stock split distributed February 11, 1997.

                         CONSECO, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              --------------------

   A reconciliation of income (loss) and shares used to calculate basic and diluted earnings per share is as follows:

                                                                           Three months ended         Six months ended
                                                                                June 30,                  June 30,
                                                                           ------------------        ------------------
                                                                           1998          1997        1998          1997
                                                                           ----          ----
                                                                           (Dollars in millions and shares in thousands)
Income (loss):
   Net income (loss) before extraordinary charge.....................     $(268.2)      $240.3       $(37.2)      $446.3
   Preferred stock dividends and charge related to induced
     conversions of preferred stock..................................         2.2          3.1          4.2         17.7
                                                                          -------       ------    ---------       ------

     Income (loss) before extraordinary charge applicable to common
       ownership for basic earnings per share........................      (270.4)       237.2       $(41.4)       428.6

   Effect of dilutive securities:
     Preferred stock dividends.......................................          -           2.2           -           4.5
                                                                          --------      ------       -------      ------

     Income (loss) before extraordinary charge applicable to common ownership and assumed conversions for diluted
       earnings per share............................................     $(270.4)      $239.4       $(41.4)      $433.1
                                                                          =======       ======       ======       ======
Shares:
   Weighted average shares outstanding for basic
     earnings per share..............................................     310,326      314,285      309,648      309,450
   Effect of dilutive securities on weighted average shares:
     Stock options...................................................         -         12,604          -         13,901
     Employee stock plans............................................         -          2,292          -          2,185
     PRIDES..........................................................         -          6,735          -          7,037
     Convertible debentures..........................................         -          5,879          -          5,420
                                                                          --------      ------      --------      ------

         Dilutive potential common shares............................         -         27,510          -         28,543
                                                                          --------      ------      --------      ------

           Weighted average shares outstanding for diluted
              earnings per share.....................................     310,326      341,795      309,648      337,993
                                                                          =======      =======      =======      =======

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

     The change in unrealized gains included in comprehensive income (loss) in the first six months of 1998 and 1997 was net of $8.6 million and $3.8 million, respectively, of net investment losses included in net income (loss). The change in unrealized gains included in comprehensive income (loss) in the second quarters of 1998 and 1997 was net of $(8.6) million and $.6 million, respectively, of net investment gains (losses) included in net income (loss).

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

                         CONSECO, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              --------------------

     The following table summarizes financial data by segment:

                                                                           Three months ended         Six months ended
                                                                                June 30,                   June 30,
                                                                           -----------------          -----------------
                                                                           1998         1997          1998         1997
                                                                           ----         ----          ----         ----
                                                                                       (Dollars in millions)
Total revenue:
   Consumer and commercial finance...................................    $  307.0     $  316.3     $  592.8   $  582.5
   Supplemental health insurance.....................................       561.1        540.3      1,146.5    1,006.4
   Annuities.........................................................       322.5        300.9        760.0      575.4
   Life insurance....................................................       357.7        268.8        728.2      495.3
   Individual and group major medical insurance......................       225.8        216.7        464.1      315.4
   Other ............................................................        65.2         33.8        132.5       67.0
                                                                         --------     --------     --------   --------

                                                                         $1,839.3     $1,676.8     $3,824.1   $3,042.0
                                                                         ========     ========     ========   ========
Income (loss) before income taxes, minority interest and extraordinary charge:
     Consumer and commercial finance.................................    $ (586.6)    $  173.5     $ (484.2)  $  320.6
     Supplemental health insurance...................................       106.0        101.3        244.7      183.4
     Annuities.......................................................        93.7         81.3        175.7      145.9
     Life insurance..................................................        81.4         62.3        182.4      116.6
     Individual and group major medical insurance....................        24.6         10.7         43.9       20.9
     Other...........................................................        19.2         14.2         39.2       28.2
     Corporate.......................................................       (40.0)       (29.3)       (82.8)     (59.1)
     Nonrecurring charges............................................           -         (9.3)           -       (9.3)
                                                                         ----------   --------     ---------- --------

                                                                         $ (301.7)    $  404.7     $  118.9   $  747.2
                                                                         ========     ========     ========   ========

     FINANCIAL INSTRUMENTS

     We periodically use options and interest rate swaps to hedge interest rate risk associated with our investments and borrowed capital. At June 30, 1998, we held agreements to create a hedge that effectively converts a portion of our fixed-rate borrowed capital into floating-rate instruments for the period during which the agreements are outstanding. We record the difference between the interest rates as an adjustment to interest expense. During the first six months of 1998, interest expense was reduced by $1.5 million as a result of our interest rate swap agreements. Such interest rate swap agreements have an aggregate notional principal amount of $1.6 billion, mature in various years through 2008 and have an average remaining life of 5.5 years.

     Our equity-indexed annuity products provide a guaranteed base rate of return with a higher potential return linked to the performance of a broad-based equity index. We buy Standard & Poor's 500 Index Call Options (the "S&P 500 Call Options") in an effort to hedge potential increases to policyholder benefits resulting from increases in the S&P 500 Index to which the product's return is linked. We include the cost of the S&P 500 Call Options in the pricing of the equity-indexed annuity products. We reflect changes in the values of the S&P 500 Call Options, which fluctuate in relation to changes in policyholder account balances for these annuities, in net investment income. Premiums paid to purchase these instruments are deferred and amortized over their term.

     During the six months ended June 30, 1998, net investment income included $72.0 million related to changes in the value of the S&P 500 Call Options. Such investment income was substantially offset by amounts added to policyholder account balances for annuities and financial products. The value of the S&P 500 Call Options was $76.6 million at June 30, 1998. We classify such instruments as other invested assets.

     If the counterparties of the aforementioned financial instruments do not meet their obligations, Conseco may have to recognize a loss. Conseco limits its exposure to such a loss by diversifying among several counterparties believed to be strong and creditworthy. At June 30, 1998, all of the counterparties were rated "A" or higher by Standard & Poor's Corporation.

                         CONSECO, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              --------------------

     In conjunction with certain sales of finance receivables, the Company has provided guarantees of approximately $1.8 billion at June 30, 1998. The Company believes the likelihood of a significant loss from such guarantees is remote.

     REINSURANCE

     Cost of reinsurance ceded where the reinsured policy contains mortality risks totaled $276.8 million and $219.9 million in the first six months of 1998 and 1997, respectively. This cost was deducted from insurance premium revenue. Conseco is contingently liable for claims reinsured if the assuming company is unable to pay. Reinsurance recoveries netted against insurance policy benefits totaled $238.0 million and $201.3 million in the first six months of 1998 and 1997, respectively.

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

     CHANGES IN CORPORATE NOTES PAYABLE AND COMMERCIAL PAPER

     Notes payable and commercial paper related to corporate activities (other than those of our subsidiary, Green Tree, discussed below) of the Company were as follows:

                                                                                        June 30,     December 31,
                                                                     Interest rate        1998           1997
                                                                     -------------        ----           ----
                                                                                          (Dollars in millions)

Bank debt............................................................  5.93% (1)        $ 475.0        $1,000.0
Leucadia Notes.......................................................   6.2% (1)          400.0           400.0
Commercial paper.....................................................  6.15% (1)          814.3           448.2
Mandatory Par Put Remarketed Securities Notes........................   6.4%              550.0             -
Notes due 2003.......................................................   6.4%              250.0             -
Senior notes due 2003................................................ 8.125%               63.5           168.5
Senior notes due 2004................................................  10.5%               25.0           184.9
Senior subordinated notes due 2004................................... 11.25%                8.1            10.9
Senior notes due 2005................................................   6.8%              250.0             -
Convertible subordinated debentures due 2005.........................   6.5%               22.1            29.1
Convertible subordinated notes due 2003..............................   6.5%               86.0            86.1
Other................................................................Various               16.8            21.3
                                                                                        -------        --------

     Total principal amount..........................................                   2,960.8         2,349.0

Unamortized net (discount) premium...................................                      (8.7)            5.9
                                                                                       --------        --------

     Total...........................................................                  $2,952.1        $2,354.9
                                                                                       ========        ========

(1)  Current rate at June 30, 1998.

     First six months of 1998 changes in notes payable and commercial paper

     On June 9, 1998, we completed  the offering of $550.0  million of unsecured
6.4 percent notes due June 15, 2011 ("MOPPRS") which are putable on June 15, 2001. The put options embedded in the MOPPRS could require Conseco to repurchase the MOPPRS at face value on June 15, 2001. Otherwise, the interest rate on the MOPPRS will be reset at 5.587 percent plus a margin defined in the agreement for the period remaining until final maturity on June 15, 2011. Proceeds from the offering of approximately $546.9 million (after original issue discount, underwriting and other associated costs) were used to repay outstanding commercial paper.

                         CONSECO, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              --------------------

Interest is payable semi-annually on June 15 and December 15 of each year. In addition, we received $14.9 million for the sale of a call option, related to the reset feature described above. The MOPPRS are senior unsecured obligations of the Company.

     On June 9, 1998, we completed the offering of $250.0 million of 6.8 percent notes ("6.8 Percent Notes") due June 15, 2005. Proceeds from the offering of approximately $247.5 million (after underwriting and other associated costs) were used to repay outstanding commercial paper. Interest is paid semi-annually on June 15 and December 15 of each year. The 6.8 Percent Notes are redeemable in whole or in part at the option of Conseco at any time, at a redemption price equal to the sum of (a) the greater of (i) 100 percent of the principal amount of such 6.8 Percent Notes and (ii) the sum of the present values of the remaining scheduled payments of principal and interest thereon from the redemption date to the maturity date, computed by discounting such payments, in each case, to the redemption date on a semi-annual basis at the Redemption Treasury Rate (as defined in the 6.8 Percent Notes), plus 25 basis points, plus
(b) accrued and unpaid interest on the principal amount thereof. The 6.8 Percent Notes are unsecured and rank pari passu with all other unsecured and unsubordinated obligations of Conseco.

     On April 1, 1998, we announced a fixed spread tender offer for our 8.125% Senior Notes due 2003 (the "8.125% Senior Notes"). The purchase price paid for each 8.125% Senior Note tendered was the price per $1,000 principal amount equal to a spread of 42 basis points over the yield to maturity of the 5.5 percent U.S. Treasury Note due February 28, 2003, at the time the holder tendered its 8.125% Senior Note plus accrued and unpaid interest. The tender offer expired on April 21, 1998. As a result of the tender offer, we repurchased $104.5 million par value of the 8.125% Senior Notes for $113.6 million. Such repurchases were funded with available cash, bank credit facilities and the issuance of commercial paper. We recognized an extraordinary charge of $6.8 million (net of income taxes of $3.7 million) related to such repurchases in the second quarter of 1998. During the second quarter of 1998, we repurchased $.5 million par value of the 8.125% Senior Notes for $.5 million in addition to the repurchases made under the tender offer.

     On February 9, 1998, we completed the offering of $250.0 million of 6.4 percent notes (the "6.4% Notes") due February 10, 2003. Proceeds from the offering of approximately $248.0 million (after original issue discount, underwriting and other associated costs) were used to retire bank debt. Interest is paid semi-annually on February 10 and August 10 of each year. The 6.4% Notes are redeemable in whole or in part at the option of Conseco at any time, at a redemption price equal to the sum of (a) the greater of: (i) 100 percent of the principal amount; and (ii) the sum of the present values of the remaining scheduled payments of principal and interest thereon from the redemption date to the maturity date, computed by discounting such payments, in each case, to the redemption date on a semi-annual basis at the Treasury rate (as defined in the 6.4% Notes) plus 25 basis points, plus (b) accrued and unpaid interest on the principal amount thereof. The 6.4% Notes are unsecured and rank pari passu with all other unsecured and unsubordinated obligations of Conseco.

     On June 30, 1998, commercial paper increased $375.0 million, the proceeds of which were used to repay debt of Green Tree. Borrowings under our commercial paper program averaged approximately $678.5 million during the first six months of 1998. The weighted average interest rate on such borrowings was 5.77 percent during the six month period ended June 30, 1998. Conseco's commercial paper has maturities ranging from 1 to 108 days. However, the Company has the ability to refinance such obligations through its bank credit facility. Maximum permitted borrowings under our revolving credit facility are reduced by the aggregate outstanding commercial paper of Conseco. At June 30, 1998, we could borrow up to an additional $530 million under our revolving credit facility or commercial paper program.

     During the first quarter of 1998, we repurchased $2.8 million par value of the 11.25 percent senior subordinated notes due 2004 for $3.2 million. We recognized an extraordinary charge of $.2 million (net of a $.1 million tax benefit) as a result of such repurchases. In addition, assets with a carrying value at June 30, 1998, of $9.6 million were segregated for the purpose of defeasing the remaining $8.1 million par value of our 11.25 percent subordinated notes due 2004.

     During the first six months of 1998, we repurchased $159.9 million par value of our 10.5 percent senior notes due 2004 for $196.3 million. We recognized an extraordinary charge of $18.0 million (net of a $9.7 million tax benefit) as a result of such repurchases.

     First six months of 1997 changes in notes payable and commercial paper

     In the first six months of 1997, we repurchased $76.1 million par value of the 11.25 percent senior subordinated notes due 2004 for $87.7 million. We recognized an extraordinary charge of $4.9 million (net of a $2.6 million tax benefit) as a result of such repurchases.

                         CONSECO, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              --------------------

     During the first six months of 1997, we repurchased $8.4 million par value of the 10.5 percent senior notes due 2004 for $9.8 million. We recognized an extraordinary charge of $.6 million (net of a $.3 million tax benefit) as a result of such repurchases.

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

     CHANGES IN CONSUMER AND COMMERCIAL FINANCE NOTES PAYABLE AND COMMERCIAL
     PAPER

     Notes payable and commercial paper related to consumer and commercial financing activities of our subsidiary, Green Tree, were as follows:

                                                                                      June 30,       December 31,
                                                                     Interest rate      1998             1997
                                                                     -------------      ----             ----
                                                                                        (Dollars in millions)

Master repurchase agreements.........................................    6.65%         $1,355.8        $    -
Credit facility collateralized by interest-only securities...........    7.66             700.0             -
Senior subordinated notes............................................   10.80             213.7           263.7
Bank debt............................................................    6.22             225.0            35.0
Medium term notes....................................................    6.62             238.7           246.6
Commercial paper.....................................................      -                -           1,319.1
Other................................................................    2.00               1.8             1.9
                                                                                       --------        --------

   Total principal amount............................................                   2,735.0         1,866.3

Less unamortized net discount........................................                      (6.2)            -
                                                                                       --------        --------

   Total.............................................................                  $2,728.8        $1,866.3
                                                                                       ========        ========

     First six months of 1998 changes in notes payable and commercial paper

     At June 30, 1998, the Company had $3.8 billion of master repurchase agreements with various investment banking firms, subject to the availability of eligible collateral. The master repurchase agreements generally provide for annual terms which are extended each quarter by mutual agreement of the parties for an additional annual term based upon the review of updated quarterly financial information of Green Tree.

     We entered into a new credit facility in February 1998, which provides for a $700 million line of credit collateralized by our interest-only securities. The line of credit matures on February 12, 2000, with an optional one year extension. In addition, we issued warrants to purchase 2.5 million equivalent shares of Conseco common stock at $24.8227 per share to the provider of the facility subject to a maximum appreciation of $16.37 per equivalent share. The warrants were exercised at the date of the Green Tree Merger.

     During 1998, we repurchased senior subordinated notes with a par value of $50.0 million for $54.4 million. We recognized an extraordinary charge of $2.8 million (net of a $l.6 million tax benefit) as a result of such repurchases.

                         CONSECO, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              --------------------

     We substantially restructured and repaid a portion of our bank debt during 1998. After the restructuring, the bank debt of the consumer and commercial finance segment provides $325.0 million of financing through September 1998. We recognized an extraordinary charge of $2.5 million (net of a $1.5 million tax benefit) as a result of the repayment, restructuring and cancellation of a portion of our bank debt.

     During the fourth quarter of 1997 and the first quarter of 1998, Green Tree's senior unsecured debt ratings were lowered by each of the credit rating agencies which provide ratings on its debt. As a result of these actions, we curtailed our issuance of commercial paper in favor of our master repurchase agreements and bank credit line.

     CHANGES IN PREFERRED STOCK

     During the second quarter of 1998, 167,450 shares of Preferred Redeemable Increased Dividend Equity Securities 7% PRIDES Convertible Preferred Stock ("PRIDES") were converted by holders of such shares into .6 million shares of common stock.

     During the first six months of 1997, 2,374,300 shares of PRIDES were converted by holders of such shares into 8.1 million shares of common stock. We paid $13.2 million to induce the holders to convert the PRIDES. Such payment is reflected in the consolidated financial statements as a dividend paid to such holders.

                         CONSECO, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              --------------------

     CHANGES IN COMMON STOCK

     Changes in the number of shares of common stock outstanding for the first six months of 1998 and 1997 were as follows (shares in thousands):

                                                                                                      Six months ended
                                                                                                          June 30,
                                                                                                     -------------------
                                                                                                     1998           1997
                                                                                                     ----           ----

Balance, beginning of period...................................................................    310,012        293,359
   Stock options exercised.....................................................................      6,389         11,073
   Stock warrants exercised....................................................................        862            -
   Shares issued in conjunction with mergers...................................................        -           11,264
   Common shares converted from convertible subordinated debentures............................        540          4,977
   Common shares converted from PRIDES.........................................................        573          8,120
   Common stock acquired under option exercise and repurchase programs.........................     (5,852)       (18,362)
   Shares returned due to recomputation of bonus...............................................       (698)           -
   Shares issued under employee benefit and compensation plans.................................        537          1,298
                                                                                                   -------        -------

Balance, end of period.........................................................................    312,363        311,729
                                                                                                   =======        =======

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

     During the first six months of 1998, we repurchased 4.4 million common shares under our share repurchase programs for $198.8 million.

     In the first quarter of 1998, .7 million shares were returned to the Company due to the recomputation of a bonus paid to a Green Tree executive for fiscal year 1996.

     In conjunction with our announcement of the Green Tree Merger, we announced the termination of our share repurchase program to repurchase 5 million Conseco common shares (719,400 shares of Conseco common stock were repurchased under such program prior to its termination).

     We allocated the $271.2 million cost of the 5.9 million shares we repurchased in 1998 in connection with the stock option exercise program and share repurchase program to shareholders' equity accounts as follows: (i) $152.7 million to common stock and additional paid-in capital (such allocation was based on the value we received for shares issued in our recent acquisitions); and (ii) $118.5 million to retained earnings.

     STOCK OPTION PLANS

     As a result of the Green Tree Merger, all options previously issued by Green Tree became immediately exercisable on June 30, 1998. In addition, on March 1, 1998, certain Green Tree employee stock options were repriced to the current market price pursuant to an option repricing program.

                         CONSECO, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              --------------------


     A summary of stock option activity and related information of the Company (including the combined stock options of Conseco and Green Tree) for the first six months of 1998 is presented below (shares in thousands):

                                                                                Number of    Weighted average
                                                                                 shares       exercise price
                                                                                 ------       --------------

Outstanding at January 1, 1998.............................................        33,511          $24.78

   Granted in connection with:
     Traditional grants....................................................         4,344           44.93
     Option exercise program...............................................         1,502           48.19
     Repricing program.....................................................         2,594           25.10
                                                                                   ------

       Total granted.......................................................         8,440           39.42
                                                                                   ------

   Exercised...............................................................        (6,389)          22.37

   Forfeited...............................................................        (2,062)          18.29

   Terminated in repricing program.........................................        (2,594)          37.13
                                                                                   -------

Outstanding at June 30, 1998...............................................        30,906           28.67
                                                                                   ======

     The following summarizes information about fixed stock options outstanding at June 30, 1998 (shares in thousands):

                                                      Options outstanding                 Options exercisable
                                           -----------------------------------------    ------------------------
                                                            Weighted        Weighted                    Weighted
                                                             average         average                     average
Range of                                      Number        remaining       exercise      Number        exercise
exercise prices                             outstanding  life (in years)      price     exercisable       price
---------------                             -----------  ---------------      -----     -----------       -----

 $ 1.56           ....................           1             .1           $ 1.56             1        $ 1.56
   3.24  -    4.86....................         829            2.9             3.37           829          3.37
   5.00  -    6.91....................         558            3.6             5.58           516          5.50
   7.77  -   11.57....................         503            4.0            10.51           257         10.48
  11.79  -   16.57....................       7,900            5.4            14.33         1,631         13.76
  17.88  -   26.19....................       5,679            8.5            24.70         1,368         22.94
  27.19  -   30.41....................       1,479            6.2            29.62           568         29.14
  30.41  (Key Manager Program)........       1,100           24.0            30.41           -             -
  30.73  -   45.84....................       8,201            8.3            37.98         4,814         38.61
  46.71  -   51.28....................       4,656            9.3            49.85           131         48.40
                                            ------                                        ------

                                            30,906                                        10,115
                                            ======                                        ======

     CHANGES IN MINORITY INTEREST

     Minority interest represents the interest of investors other than Conseco in its subsidiaries. Minority interest at June 30, 1998, included: (i) Company-obligated mandatorily redeemable preferred securities of subsidiary trusts with a carrying value of $1,388.8 million; and (ii) $.7 million interest in the common stock of a subsidiary.

                         CONSECO, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              --------------------

     Company-obligated mandatorily redeemable preferred securities of subsidiary trusts at June 30, 1998, were as follows:

                                                                                                                Estimated
                                                                                      Amount        Carrying      fair
                                                                                    outstanding       value       value
                                                                                    -----------       -----       -----
                                                                                              (Dollars in millions)

          9.16% Trust Originated Preferred Securities ("TOPrS").................    $  275.0        $  275.0      $  286.7
          8.70% Capital Trust Pass-through Securities ("TruPS").................       325.0           325.0         361.3
          8.796% Capital Securities.............................................       300.0           300.0         336.9
          FELINE PRIDES.........................................................       503.7           488.8         534.0
                                                                                    --------        --------      --------

                                                                                    $1,403.7        $1,388.8      $1,518.9
                                                                                    ========        ========      ========

     In January 1998, 74,900 FELINE PRIDES were issued for a total of $3.7 million to cover the over-allotments associated with our original offering of such securities in December 1997.

     DIRECTOR, EXECUTIVE AND SENIOR OFFICER STOCK PURCHASE PLAN

     The Director, Executive and Senior Officer Stock Purchase Plan is designed to encourage direct, long-term ownership of Conseco common stock by Board members, executive officers and certain senior officers. Under the program, 8 million shares of Conseco common stock were purchased in 1997 and 1996 in open market transactions with independent parties. Purchases were financed by personal loans to the participants from a bank. Such loans are collateralized by the Conseco common stock purchased. Conseco has guaranteed the loans, but has recourse to the participants if we incur a loss under the guarantee. In addition, we provide loans to the participants for interest payments on the loans. A total of 39 directors and officers of Conseco participated in the plan. At June 30, 1998, the bank loans guaranteed by us totaled $246.1 million, and the loans provided by us for interest totaled $14.6 million. The common stock that collateralizes the loans had a fair value of $352.0 million.

     In July 1998, the Board of Directors expanded the program to allow for the purchase of up to 4 million additional shares by directors, selected officers and key employees of Conseco and its subsidiaries.

     RECENTLY ISSUED ACCOUNTING STANDARDS

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

     Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") was issued in June 1998. SFAS 133 requires all derivative instruments to be recorded on the balance sheet at estimated fair value. Changes in the fair value of derivative instruments are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. SFAS 133 is effective for year 2000. We are currently evaluating the impact the statement will have on our financial statements, although at present, we do not believe it will have a material effect on our financial position or results of operations.

                         CONSECO, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              --------------------

     LITIGATION

     Green Tree has been served with various related lawsuits which were filed in the United States District Court for the District of Minnesota. These lawsuits were filed by certain former stockholders of Green Tree as purported class actions on behalf of persons or entities who purchased common stock of Green Tree during the alleged class periods that generally run from February 1995 to January 1998. One such action did not include class action claims. In addition to Green Tree, certain current and former officers and directors of Green Tree are named as defendants in one or more of the lawsuits. Green Tree and other defendants intend to seek consolidation in the United States District Court for the District of Minnesota of each of the lawsuits seeking class action status. Plaintiffs in the lawsuits assert claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. In each case, plaintiffs allege that Green Tree and the other defendants violated federal securities laws by, among other things, making false and misleading statements about the current state and future prospects of Green Tree (particularly with respect to prepayment assumptions and performance of certain loan portfolios of Green Tree) which allegedly rendered Green Tree's financial statements false and misleading. The Company believes that the lawsuits are without merit and intends to defend such lawsuits vigorously.

     The Company and its subsidiaries are involved on an ongoing basis in lawsuits related to its operations. Although the ultimate outcome of certain of such matters cannot be predicted, none of such lawsuits currently pending against the Company or its subsidiaries is expected, individually or in the aggregate, to have a material adverse effect on the Company's consolidated financial condition, cash flows or results of operations.

     CONSOLIDATED STATEMENT OF CASH FLOWS

     The following non-cash items were not reflected in the consolidated statement of cash flows in 1998: (i) the acquisition of common stock of $35.2 million pursuant to the tender of shares under the option exercise program; (ii) the issuance of common stock under stock option and employee benefit plans of $15.1 million; (iii) the tax benefit of $41.8 million related to the issuance of common stock under employee benefit plans; (iv) the conversion of $10.2 million of PRIDES into .6 million shares of common stock; and (v) the conversion of $7.1 million par value of convertible debentures into .5 million shares of common stock. The following non-cash items were not reflected in the consolidated statement of cash flows in 1997: (i) the issuance of common stock valued at $458.2 million related to the acquisition of Capitol American Financial
Corporation and the acquisition (the "PFS Merger") of Pioneer Financial Services, Inc. ; (ii) the issuance of $185.7 million of common stock under employee benefit plans; (iii) the tax benefit of $83.1 million related to the issuance of common stock under employee benefit plans; (iv) the conversion of $145.1 million of PRIDES into 8.1 million shares of common stock; and (v) the conversion of $65.1 million par value of convertible debentures into 5.0 million shares of common stock.

                         CONSECO, INC. AND SUBSIDIARIES
                              --------------------

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The following discussion highlights material factors affecting our results of operations and significant changes in our balance sheet. Many of the changes in 1998 and 1997 affecting our results of operations were caused by: (i) the PFS Merger effective April 1, 1997; (ii) the acquisition (the "Colonial Penn Purchase") of Conseco Direct Life Insurance Company (formerly Colonial Penn Life Insurance Company and Providential Life Insurance Company) and certain other assets (collectively referred to as "Colonial Penn"), effective September 30, 1997; (iii) the acquisition (the "WNIC Merger") of Washington National Corporation ("WNIC"), effective December 1, 1997; and (iv) various financings described in the notes to the consolidated financial statements included herein and the notes to the supplemental consolidated financial statements included in
Exhibit 99.1 to Conseco's Current Report on Form 8-K dated June 30, 1998, as amended. Such supplemental consolidated financial statements as of December 31, 1997 and 1996, and for each of the three years ended December 31, 1997, give retroactive effect to the Green Tree Merger which was accounted for as a pooling of interests. These transactions also caused significant changes in our balance sheet during these periods. This discussion should be read in conjunction with the supplemental consolidated financial statements and notes included herein and in Exhibit 99.1 to Conseco's Current Report on Form 8-K dated June 30, 1998, as amended.

     RESULTS OF OPERATIONS

     We conduct and manage our business through six segments, reflecting our major lines of business and target markets: (i) consumer and commercial finance;
(ii) supplemental health insurance; (iii) annuities; (iv) life insurance; (v) individual and group major medical insurance; and (vi) other.

                         CONSECO, INC. AND SUBSIDIARIES
                              --------------------

     Consolidated Results and Analysis

     The following table and narrative summarize the consolidated results of our operations:

                                                                           Three months ended         Six months ended
                                                                                June 30,                   June 30,
                                                                          --------------------       -------------------
                                                                          1998            1997       1998           1997
                                                                          ----            ----       ----           ----
                                                                          (Dollars in millions, except per share amounts)
Operating earnings................................................       $ 238.4        $244.0       $469.4       $454.4
Net investment gains (losses), net of related costs, amortization
   and taxes......................................................          (8.6)           .6         (8.6)        (3.8)
Nonrecurring charges, net of taxes................................        (498.0)         (4.3)      (498.0)        (4.3)
                                                                         -------        ------       ------       ------

       Income (loss) before extraordinary charge..................        (268.2)        240.3        (37.2)       446.3

Extraordinary charge, net of taxes................................           13.9          2.2         30.3          5.5
                                                                         --------       ------       ------       ------

       Net income (loss)..........................................        (282.1)        238.1        (67.5)       440.8

Less amounts applicable to preferred stock:
   Charge related to induced conversions..........................           -              .9          -           13.2
   Preferred stock dividends......................................           2.2           2.2          4.2          4.5
                                                                         -------        ------       ------       ------

       Net income (loss) applicable to common stock...............       $(284.3)       $235.0       $(71.7)      $423.1
                                                                         =======        ======       ======       ======

Per diluted common share:
   Weighted average shares outstanding (in millions)..............         310.3         341.8        309.6        338.0
                                                                           =====         =====        =====        =====

   Operating earnings.............................................       $   .76         $ .71       $ 1.50        $1.35
   Net investment gains (losses) net of related costs,
     amortization and taxes.......................................          (.03)          -           (.02)        (.01)
   Nonrecurring charges, net of taxes.............................         (1.61)         (.01)       (1.61)        (.01)
   Charge related to induced conversion of preferred stock........           -             -            -           (.04)
                                                                          ------         -----       ------        -----

       Income (loss) before extraordinary charge..................          (.88)          .70         (.13)        1.29

   Extraordinary charge, net of taxes.............................          (.04)         (.01)        (.10)        (.02)
                                                                          ------         -----       ------        -----

       Net income (loss)..........................................        $ (.92)        $ .69       $ (.23)       $1.27
                                                                          ======         =====       ======        =====

     Our second quarter 1998 operating earnings were $238.4 million, or 76 cents per diluted share, down 2.3 percent and up 7.0 percent, respectively, over the second quarter of 1997. Operating earnings during the first six months of 1998 were $469.4 million, or $1.50 per diluted share, up 3.3 percent and 11 percent, respectively, over the first six months of 1997. Operating earnings decreased in the second quarter of 1998 as a result of an expected decrease in operating earnings from the consumer and commercial finance segment due to: (i) the deliberate strategy to reduce the total finance receivables sold and increase our inventory of finance receivables, holding them for sale after the end of the quarter when the supply of securitizations in the capital markets is expected to be lower and the spreads are expected to be better; and (ii) changes in the assumptions used to calculate the gain on sale of finance receivables which reduced the amount of the gain as a percentage of total loans sold. Such decreases were partially offset by increases in operating earnings from each of the insurance segments as a result of the Colonial Penn Purchase (September 30, 1997); the WNIC Merger (December 1, 1997); and changes in the business in force. Operating earnings increased in the first six months of 1998 as a result of: (i) increases in operating earnings from each of our insurance segments as a result of the PFS Merger (April 1, 1997); the Colonial Penn Purchase; the WNIC Merger; and changes in the business in force; partially offset by (ii) the decrease in operating earnings from the consumer and commercial finance segment due to the factors discussed above for the second quarter of 1998. The percentage change in operating earnings differed from the percentage change in operating earnings per diluted share primarily because of the 9.2 percent decrease in weighted average diluted common shares outstanding in the second quarter of

                         CONSECO, INC. AND SUBSIDIARIES
                              --------------------

1998 and the 8.4 percent decrease in the first six months of 1998. The decrease in weighted average diluted shares resulted principally from the fact that there was no dilutive effect from common stock equivalents for the three and six months ended June 30, 1998.

     The net loss of $282.1 million in the second quarter of 1998, or 92 cents per diluted share, included (i) net investment losses (net of related costs, amortization and taxes) of $8.6 million, or 3 cents per share; (ii) an extraordinary charge (net of taxes) of $13.9 million, or 4 cents per share, related to early retirement of debt; and (iii) a nonrecurring charge (net of taxes) of $498.0 million, or $1.61 per share, related to the merger related costs incurred in conjunction with the Green Tree Merger and the charge to reduce the value of interest-only securities and servicing rights. Net income of $238.1 million in the second quarter of 1997, or 69 cents per diluted share, included: (i) net investment gains (net of related costs, amortization and taxes) of $.6 million, or nil per share; (ii) an extraordinary charge of $2.2 million, or 1 cent per share, related to early retirement of debt; and (iii) a nonrecurring charge of $4.3 million, or 1 cent per share, related to the death of an officer.

     The net loss of $67.5 million in the first six months of 1998, or 23 cents per diluted share, included (i) net investment losses (net of related costs, amortization and taxes) of $8.6 million, or 2 cents per share; (ii) an extraordinary charge (net of taxes) of $30.3 million, or 10 cents per share, related to early retirement of debt; and (iii) a nonrecurring charge (net of taxes) of $498.0 million, or $1.61 per share, as discussed above. Net income of $440.8 million in the first six months of 1997, or $1.27 per share, included (i) net investment losses (net of related costs, amortization and taxes) of $3.8 million, or 1 cent per share; (ii) a nonrecurring charge of $4.3 million, or 1 cent per share, related to the death of an officer; (iii) a charge of 4 cents per share related to the induced conversion of preferred stock; and (iv) an extraordinary charge of $5.5 million, or 2 cents per share, related to early retirement of debt.

     Total revenues include net investment gains of $12.3 million and $15.8 million in the second quarters of 1998 and 1997, respectively. Excluding net investment gains, total revenues were $1,827.0 million in the second quarter of 1998, up 10 percent from $1,661.0 million in the second quarter of 1997. Total revenues include net investment gains of $117.1 million and $20.9 million during the first six months of 1998 and 1997, respectively. Excluding net investment gains, total revenues were $3,707.0 million in the first six months of 1998, up 23 percent from $3,021.1 million in the first six months of 1997. Total revenues in the 1998 periods include revenues of PFS, Colonial Penn and WNIC (such companies were acquired in periods subsequent to the first quarter of 1997). Total revenues in the six month period of 1997 include revenues of PFS for the second quarter of 1997.

                         CONSECO, INC. AND SUBSIDIARIES
                              --------------------

     First Six Months of 1998 Compared with the First Six Months of 1997:

     The following tables and narratives summarize the results of our operations by business segment.

                                                                                    Three months ended       Six months ended
                                                                                          June 30,                 June 30,
                                                                                    ------------------      -----------------
                                                                                    1998          1997      1998         1997
                                                                                    ----          ----      ----         ----
                                                                                              (Dollars in millions)
Operating  income  before  income  taxes,  minority  interest and extraordinary charge:

   Consumer and commercial finance..............................................  $  101.4       $173.5      $ 203.8     $320.6
   Supplemental health..........................................................     112.0        102.9        229.7      187.2
   Annuities....................................................................      93.7         80.4        183.4      145.8
   Life insurance...............................................................      81.4         60.6        181.1      118.3
   Individual and group major medical...........................................      29.3         10.7         48.4       20.9
   Other........................................................................      24.7         14.2         41.1       28.5
   Corporate interest and other expenses........................................     (40.0)       (29.3)       (82.8)     (59.1)
                                                                                  --------       ------      -------     ------

       Total consolidated operating income before income taxes, minority
         interest and extraordinary charge......................................     402.5        413.0        804.7      762.2

Net investment gains (losses), net of related costs and amortization............     (16.2)         1.0          2.2       (5.7)
Nonrecurring charges............................................................    (688.0)        (9.3)      (688.0)      (9.3)
                                                                                  --------       ------      -------     ------

       Income (loss) before income taxes, minority interest and extraordinary
         charge.................................................................    (301.7)       404.7        118.9      747.2

Income tax expense (benefit)....................................................     (52.3)       150.3        117.9      276.8
                                                                                  --------      ------      -------     ------

       Income (loss) before minority interest and extraordinary charge..........    (249.4)       254.4          1.0      470.4

Minority interest in consolidated subsidiaries:
   Distributions on Company-obligated mandatorily redeemable
     preferred securities of subsidiary trusts..................................      18.8         12.9         38.2       21.6
   Dividends on preferred stock of subsidiaries.................................         -          1.2           -         2.5
                                                                                  --------        ------      -------     ------

       Income (loss) before extraordinary charge................................    (268.2)       240.3        (37.2)     446.3

Extraordinary charge on extinguishment of debt, net of taxes and
   minority interest............................................................      13.9          2.2         30.3        5.5
                                                                                  --------       ------      -------     ------

       Net income (loss)........................................................  $ (282.1)      $238.1      $ (67.5)    $440.8
                                                                                  ========       ======      =======     ======

                         CONSECO, INC. AND SUBSIDIARIES
                              --------------------

   Consumer and commercial finance:

                                                                           Three months ended         Six months ended
                                                                                June 30,                   June 30,
                                                                          --------------------       -------------------
                                                                          1998            1997       1998           1997
                                                                          ----            ----       ----           ----
                                                                                        (Dollars in millions)
Contract originations:
   Manufactured housing..............................................   $1,673.9      $1,494.6     $2,878.1     $2,508.3
   Home equity/home improvement......................................    1,252.5         836.9      2,290.7      1,470.8
   Consumer/retail credit............................................      689.3         427.2      1,264.5        690.8
   Commercial/equipment..............................................    1,820.3       1,197.4      3,360.4      2,150.2
                                                                        --------      --------     --------     --------

     Total...........................................................   $5,436.0      $3,956.1     $9,793.7     $6,820.1
                                                                        ========      ========     ========     ========

Sales of receivables:
   Manufactured housing..............................................   $1,356.5      $1,320.0     $2,556.5     $2,370.0
   Home equity/home improvement......................................      500.1         629.3      1,450.1      1,149.4
   Consumer/equipment................................................      403.5         594.8        903.5        844.8
   Commercial and retail revolving credit............................      170.5            -         488.3           -
                                                                        --------      --------     --------     --------

     Total...........................................................   $2,430.6      $2,544.1     $5,398.4     $4,364.2
                                                                        ========      ========     ========     ========

Managed receivables (at period end):
   Fixed contracts...................................................  $29,646.3     $22,239.0
   Revolving credit..................................................    2,655.8       1,416.3
                                                                       ---------     ---------

     Total...........................................................  $32,302.1     $23,655.3
                                                                       =========     =========

Net investment income:
   Finance receivables...............................................    $  76.3        $ 53.7      $ 135.9      $  96.6
   Interest-only securities..........................................       36.3          29.4         69.6         56.2
Gain on sale of finance receivables..................................      135.2         190.5        272.4        348.6
Fee revenue and other income.........................................       59.2          42.7        114.9         81.1
                                                                         -------        ------      -------      -------

     Total revenues..................................................      307.0         316.3        592.8        582.5
                                                                         -------        ------      -------      -------

Consumer and commercial finance interest expense.....................       54.7          36.4        103.2         66.2
Other operating costs and expenses...................................      150.9         106.4        285.8        195.7
                                                                         -------        ------      -------      -------

     Total expenses..................................................      205.6         142.8        389.0        261.9
                                                                         -------        ------      -------      -------

     Operating income before income taxes, minority interest
       and extraordinary charge......................................      101.4         173.5        203.8        320.6

Nonrecurring charges.................................................     (688.0)          -         (688.0)          -
                                                                         -------        ------      -------       ------

     Income (loss) before income taxes, minority interest and
       extraordinary charge..........................................    $(586.6)       $173.5      $(484.2)      $320.6
                                                                         =======        ======      =======       ======

     General: This segment provides financing for manufactured housing, home equity, home improvements, consumer products and equipment and provides consumer and commercial revolving credit. The segment's financing products include both fixed term and revolving loans and leases. The segment also markets physical damage and term mortgage life insurance and other credit protection relating to the loans it services.

     Contract originations in the second quarter of 1998 were $5.4 billion, up 37 percent over 1997. Contract originations in the first six months of 1998 were $9.8 billion, up 44 percent over 1997.

                         CONSECO, INC. AND SUBSIDIARIES
                              --------------------

     Manufactured housing contract originations increased $369.8 million, or 15 percent, during the first six months of 1998 over 1997. The number of contracts originated during the 1998 period increased as well as the average contract size reflecting an increase in land-and-home contracts and slight price increases by the manufactured housing manufacturers.

     Home equity/home improvement contract originations increased $819.9 million, or 56 percent, during the first six months of 1998 over 1997. The increase is primarily the result of the segment's continued expansion of the home equity retail origination network.

     Consumer and retail credit originations increased $573.7 million, or 83 percent, during the first six months of 1998 over 1997. The increase reflects the success of several direct mail campaigns as well as the development of new relationships with retailers.

     Commercial and equipment originations increased $1.2 billion, or 56 percent, during the first six months of 1998 over 1997. The increase reflects higher production in all areas of commercial financing.

     Sales of receivables occur when the segment sells finance receivables it originates in secondary markets through securitizations. The total receivables sold in a particular period is dependent on many factors including: (i) the volume of recent originations; (ii) market conditions; and (iii) the availability and cost of alternative financing. Total finance receivables sold in the second quarter of 1998 decreased 4.5 percent from 1997. Such sales were lower than the previous year because we increased our inventory of finance receivables at June 30, 1998, holding them for sale after the end of the quarter when the supply of securitizations in the capital markets is expected to be lower and the spreads are expected to be better. Total finance receivables were $3.5 billion at June 30, 1998, an increase of $1.6 billion over December 31, 1997. Total finance receivables sold in the first six months of 1998 were up 24 percent over 1997.

     Managed receivables include finance receivables sold through securitizations as well as finance receivables and retained interests in finance receivables held by the Company. The total portfolio serviced by the segment increased to $32.3 billion at June 30, 1998, a 37 percent increase over December 31, 1997.

     Net investment income on finance receivables consists of interest earned on the segment's unsold finance receivables and interest income on short-term and other investments. Such income increased 42 percent, to $76.3 million, in the second quarter of 1998 and increased 41 percent, to $135.9 million, in the first six months of 1998. The increases are consistent with the increases in average finance receivables during the 1998 periods. The weighted average yield earned on finance receivables was 11.0 percent during the first six months of both 1998 and 1997.

     Net investment income on interest-only securities represents the accretion recognized on the interest-only securities retained when finance receivables are sold. Such income increased 23 percent, to $36.3 million, in the second quarter of 1998 and increased 24 percent, to $69.6 million, in the first six months of 1998. The increases are consistent with the increase in the average interest-only securities held in the 1998 periods. The weighted average yields earned on interest-only securities were 10.9 percent and 10.4 percent during the first six months of 1998 and 1997, respectively.

     Gain on sale of finance receivables represents the difference between the proceeds from the sale, net of related transaction costs, and the allocated carrying amount of the receivables sold. The allocated carrying amount is determined by allocating the original amount of the receivables between the portion sold and any retained interests (interest-only securities and servicing rights), based on their relative fair values at the time of sale. Assumptions used in calculating the estimated fair value of interest-only securities and servicing rights are subject to volatility that could materially affect operating results. Prepayments from competition, obligor mobility, general and regional economic conditions and prevailing interest rates, as well as actual losses incurred, may vary from the performance projected.

     Gain on sale of finance receivables decreased 29 percent, to $135.2 million, in the second quarter of 1998 and decreased 22 percent, to $272.4 million, in the first six months of 1998. Such gain fluctuates when changes occur in: (i) the amount of loans sold; (ii) market conditions; (iii) the amount and type of interest retained in the receivables sold; and (iv) changes in assumptions used to calculate the gain. Recent experience has indicated that prepayment rates have exceeded expectations for loans sold in prior periods. In addition, the market yields of publicly traded securities that are similar to our interest-only securities increased during the second quarter, increasing the market discount rate used when calculating gains. Assumptions used to determine the gains in the 1998 periods reflect higher prepayment assumptions and higher discount rates. Accordingly, the amount of gain as a percentage of total loans sold has decreased. In addition, during the second quarter of 1998, we reduced the total finance receivables sold and increased our inventory of finance receivables as described above.

                         CONSECO, INC. AND SUBSIDIARIES
                              --------------------

     Fee revenue and other income includes servicing income, commissions earned on new insurance policies written and renewals on existing policies, as well as other income from late fees. Such income increased 39 percent, to $59.2 million, in the second quarter of 1998 and increased 42 percent, to $114.9 million, in the first six months of 1998. The increase reflects: (i) the growth in the segment's servicing portfolio on which servicing income is earned; and (ii) the increase in net written insurance premiums consistent with the growth of the segment's managed receivables.

     Consumer and commercial finance interest expense increased 50 percent, to $54.7 million, in the second quarter of 1998 and increased 56 percent, to $103.2 million, in the first six months of 1998. The increase primarily reflects increased borrowings to fund loan originations, commercial revolving credit and lease portfolio financings during the 1998 periods and our deliberate strategy to increase our inventory of finance receivables as described above. The weighted average interest rates on our borrowings were 7.8 percent and 8.0 percent during the first six months of 1998 and 1997, respectively.

     Other operating costs and expenses include the costs associated with servicing the segment's managed receivables and costs of originating new loans. Such expense increased 42 percent, to $105.9 million, in the second quarter of 1998 and increased 46 percent, to $285.8 million, in the first six months of 1998. The increase reflects: (i) the growth in the segment's servicing portfolio; and (ii) the increased volume of contracts originated.

     Nonrecurring charges include: (i) merger related costs (including investment banking, accounting, legal and regulatory fees and other costs associated with the Green Tree Merger) of $148 million; and (ii) a charge to reduce the value of interest-only securities and servicing rights of $540 million.

     During the second quarter of 1998, prepayments on loan contracts continued to exceed expectations and management concluded that such prepayments would continue to be higher than expected in future periods as well. In addition, the market yields of publicly traded securities that are similar to our interest-only securities increased during the quarter, decreasing the market values of such investments. As a result of these developments, we concluded an impairment in the value of the interest-only securities and servicing rights had occurred, and a new value was determined using current assumptions. The new assumptions reflect the following changes from the assumptions previously used:
(i) an increase in prepayment rates; (ii) an increase in the discount rate used to determine the present value of future cash flows to 15 percent from 11 percent; and (iii) an increase in anticipated future rates of default. A $540 million charge to reduce the carrying value of the interest-only securities and servicing rights (before income taxes of $190 million) was recognized in the second quarter of 1998.

                         CONSECO, INC. AND SUBSIDIARIES
                              --------------------

Supplemental health:

                                                                           Three months ended        Six months ended
                                                                                June 30,                   June 30,
                                                                           ------------------       -------------------
                                                                           1998          1997       1998           1997
                                                                           ----          ----       ----           ----
                                                                                       (Dollars in millions)
Premiums collected:
   Medicare supplement (first-year)...................................     $ 26.4       $ 23.1     $   54.0     $   43.3
   Medicare supplement (renewal)......................................      182.3        178.2        378.5        325.4
                                                                           ------       ------     --------     --------

       Subtotal - Medicare supplement.................................      208.7        201.3        432.5        368.7
                                                                           ------       ------     --------     --------

   Long-term care (first-year)........................................       34.0         38.6         65.8         73.6
   Long-term care (renewal)...........................................      143.8        126.5        290.1        245.6
                                                                           ------       ------     --------     --------

       Subtotal - long-term care......................................      177.8        165.1        355.9        319.2
                                                                           ------       ------     --------     --------

   Specified disease (first-year).....................................       10.3         11.3         21.2         22.9
   Specified disease (renewal)........................................       86.9         81.6        176.6        168.9
                                                                           ------       ------     --------     --------

       Subtotal - specified disease...................................       97.2         92.9        197.8        191.8
                                                                           ------       ------     --------     --------

       Total supplemental health premiums collected...................     $483.7       $459.3     $  986.2     $  879.7
                                                                           ======       ======     ========     ========

Insurance policy income...............................................     $493.3       $478.7     $  985.8     $  890.1
Net investment income.................................................       73.8         63.2        145.7        120.1
                                                                           ------       ------     --------     --------

       Total revenues (a).............................................      567.1        541.9      1,131.5      1,010.2
                                                                           ------       ------     --------     --------

Insurance policy benefits.............................................      325.1        308.0        638.5        573.9
Amortization related to operations....................................       57.5         57.3        115.3        105.7
Interest expense on investment borrowings.............................        2.7           .9          5.6          1.3
Other operating costs and expenses....................................       69.8         72.8        142.4        142.1
                                                                           ------       ------     --------     --------

       Total benefits and expenses....................................      455.1        439.0        901.8        823.0
                                                                           ------       ------     --------     --------

       Operating income before income taxes, minority interest and
         extraordinary charge.........................................      112.0        102.9        229.7        187.2

Net investment gains (losses), net of related costs...................       (6.0)        (1.6)        15.0         (3.8)
                                                                           ------       ------     --------     --------

       Income before income taxes, minority interest and
         extraordinary charge.........................................     $106.0       $101.3     $  244.7     $  183.4
                                                                           ======       ======     ========     ========

Benefit ratios:
   Medicare supplement products.......................................       67.2%        72.4%        68.5%        71.3%
   Long-term care products............................................       67.9         58.0         64.5         60.7
   Specified disease products.........................................       58.9         57.0         56.8         57.7

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

                         CONSECO, INC. AND SUBSIDIARIES
                              --------------------

     Premiums collected by this segment in the second quarter of 1998 were $483.7 million, up 5.3 percent over 1997. Premiums collected in the first six months of 1998 were $986.2 million, up 12 percent over 1997. The increase is primarily due to the recent acquisitions.

     Medicare supplement policies accounted for 44 percent of this segment's collected premiums in the first six months of 1998 compared with 42 percent in 1997. Collected premiums on Medicare supplement policies increased 3.7 percent, to $208.7 million, in the second quarter of 1998 and increased 17 percent, to $432.5 million, in the first six months of 1998. Such increases primarily reflect the recent acquisitions and a larger base of premiums due to rate increases. The sales of Medicare supplement policies have been affected by: (i) steps taken to improve profitability by increasing premium rates and changing the commission structure and underwriting criteria for these policies; (ii) increased competition from alternative providers, including HMOs; and (iii) reduced production in Massachusetts as a result of steps announced in the third quarter of 1997.

     Premiums collected on long-term care policies increased 7.7 percent, to $177.8 million, in the second quarter of 1998 and increased 11 percent, to $355.9 million, in the first six months of 1998. The increase in long-term care premiums collected in 1998 reflects the premiums collected by the recently acquired companies and increased premium collections from previously owned companies.

     Premiums collected on specified disease policies increased 4.6 percent, to $97.2 million in the second quarter of 1998 and increased 3.1 percent, to $197.8 million, in the first six months of 1998.

     Insurance policy income comprises premiums earned on the segment's policies and has increased consistent with the explanations provided above for premiums collected.

     Net investment income increased 17 percent, to $73.8 million, in the second quarter of 1998 and increased 21 percent, to $145.7 million, in the first six months of 1998. Such investment income fluctuates when changes occur in: (i) the amount of average invested assets supporting insurance liabilities and capital allocated to the segment; and (ii) the yield earned on invested assets. During the first six months of 1998, the segment's average invested assets increased to $3.9 billion from approximately $3.2 billion in 1997, primarily as a result of the recent acquisitions. The annualized net yield on invested assets was 7.5 percent in the first six months of 1998 and 7.6 percent in the first six months of 1997.

     Insurance policy benefits increased in the second quarter of 1998 and in the first six months of 1998 primarily as a result of the amount of business in force on which benefits are incurred. The Medicare supplement loss ratio (the ratio of policy benefits to insurance policy income for Medicare supplement policies) was 67.2 percent and 72.4 percent in the second quarters of 1998 and 1997, respectively, and 68.5 percent and 71.3 percent in the first six months of 1998 and 1997, respectively.

     The long-term care loss ratio (the ratio of policy benefits to insurance policy income for long-term care policies) increased by 9.9 percentage points, to 67.9 percent, in the second quarter of 1998 and increased by 3.8 percentage points, to 64.5 percent, in the first six months of 1998. This increase reflects fluctuations in claim experience and reserve developments.

     The ratio of policy benefits to insurance policy income for specified-disease policies increased by 1.9 percentage points, to 58.9 percent, in the second quarter of 1998 and fell by .9 percentage points, to 56.8 percent, in the first six months of 1998. This decrease reflects fluctuations in claim experience.

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

     Other operating costs and expenses did not change significantly between periods.
                                       32

                         CONSECO, INC. AND SUBSIDIARIES
                              --------------------

     Net investment gains (losses), net of related costs often fluctuate from period to period.

                         CONSECO, INC. AND SUBSIDIARIES
                              --------------------

Annuities:

                                                                           Three months ended        Six months ended
                                                                                June 30,                   June 30,
                                                                           ------------------       -------------------
                                                                           1998          1997       1998           1997
                                                                           ----          ----       ----           ----
                                                                                       (Dollars in millions)

Premiums collected:
   Traditional fixed (first-year).....................................     $215.9       $247.8     $  410.8       $460.2
   Traditional fixed (renewal)........................................       18.3         22.4         34.1         43.6
                                                                           ------       ------     --------       ------

       Subtotal - traditional fixed...................................      234.2        270.2        444.9        503.8
                                                                           ------       ------     --------       ------

   Market value-adjusted (first-year).................................       25.8         48.4         63.6         98.2
   Market value-adjusted (renewal)....................................        2.5          4.4          5.9          8.5
                                                                           ------       ------     --------       ------

       Subtotal - market value-adjusted...............................       28.3         52.8         69.5        106.7
                                                                           ------       ------     --------       ------

   Equity-indexed (first-year)........................................      221.7         80.1        373.7        141.0
   Equity-indexed (renewal)...........................................        4.1           -           9.4           -
                                                                           ------       ------     --------       ------

       Subtotal - equity-indexed......................................      225.8         80.1        383.1        141.0
                                                                           ------       ------     --------       ------

   Variable annuities (first-year)....................................       68.3         25.4        113.2         41.9
   Variable annuities (renewal).......................................       24.9         13.1         39.4         25.9
                                                                           ------       ------     --------       ------

       Subtotal - variable annuities..................................       93.2         38.5        152.6         67.8
                                                                           ------       ------     --------       ------

       Total annuity premiums collected...............................     $581.5       $441.6     $1,050.1       $819.3
                                                                           ======       ======     ========       ======

Insurance policy income...............................................     $ 26.0       $ 25.0     $   54.3       $ 43.7
Net investment income:
   General account invested assets....................................      262.5        241.4        532.6        474.4
   Equity-indexed products based on S&P 500 Index.....................       12.3         15.4         72.0         17.5
   Separate account assets............................................       11.8          3.9         37.7         18.0
                                                                           ------       ------     --------        -----

       Total revenues (a).............................................      312.6        285.7        696.6        553.6
                                                                           ------       ------     --------       ------

Insurance policy benefits.............................................       13.1         20.8         32.6         34.6
Amounts added to policyholder account balances:
   Annuity products other than those listed below.....................      136.4        132.8        277.4        269.5
   Equity-indexed products based on S&P 500 Index.....................       11.2         15.4         70.9         17.5
   Variable annuity products..........................................       11.8          3.9         37.7         18.0
Amortization related to operations....................................       24.3         21.3         48.7         48.1
Interest expense on investment borrowings.............................        9.8          3.0         20.1          4.7
Other operating costs and expenses....................................       12.3          8.1         25.8         15.4
                                                                           ------       ------     --------       ------

       Total benefits and expenses (a)................................      218.9        205.3        513.2        407.8
                                                                           ------       ------     --------       ------

       Operating income before income taxes, minority interest and
         extraordinary charge.........................................       93.7         80.4        183.4        145.8

Net investment gains (losses), net of related costs and amortization..        -             .9         (7.7)          .1
                                                                           ------       ------    ---------       ------

       Income before income taxes, minority interest and
         extraordinary charge.........................................     $ 93.7       $ 81.3     $  175.7       $145.9
                                                                           ======       ======     ========       ======

Weighted average gross interest spread on annuity products (b)........        3.0%         3.2%         3.1%         3.0%
                                                                              ===           ===          ===         ===




                         CONSECO, INC. AND SUBSIDIARIES
                              --------------------

--------------------
(a) Revenues exclude net investment gains (losses); benefits and expenses exclude amortization related to net investment gains.

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

     Premiums collected by this segment in the second quarter of 1998 were $581.5 million, up 32 percent over the second quarter of 1997. Premiums collected in the first six months of 1998 were $1,050.1 million, up 28 percent over 1997.

     Traditional fixed rate annuity products include SPDAs, FPDAs and SPIAs, which are credited with a guaranteed rate. SPDA and FPDA policies (which make up 74 percent and 79 percent of traditional fixed rate annuity premiums collected in the first six months of 1998 and 1997, respectively) typically have an interest rate that is guaranteed for the first policy year, after which we have the discretionary ability to change the crediting rate to any rate not below a guaranteed minimum rate. The interest rate credited on SPIAs is based on market conditions existing when a policy is issued and remains unchanged over the life of the SPIA. The demand for traditional fixed rate annuity contracts has decreased in recent years, as relatively low interest rates have made other investment products more attractive. Annuity premiums on these products decreased 13 percent, to $234.2 million, in the second quarter of 1998 and decreased 12 percent, to $444.9 million, in the first six months of 1998.

     We offer deferred annuity products with a "market value adjustment" feature designed to provide additional protection from early terminations during a period of rising interest rates by reducing the surrender value payable upon a full surrender of the policy in excess of the allowable penalty-free withdrawal amount. Conversely, during a period of declining interest rates, the market value adjustment feature would increase the surrender value payable to the policyholder. Annuity premiums collected with this feature represent 4.9 percent and 12 percent of total annuity premiums collected during the second quarters of 1998 and 1997, respectively, and 6.6 percent and 13 percent of total annuity premiums collected during the first six months of 1998 and 1997, respectively.

     In response to consumers' desire for alternative investment products with returns linked to equities, we introduced an equity- indexed annuity product in 1996. The accumulation value of these annuities is credited with interest at an annual minimum guaranteed rate of 3 percent, but the annuities provide for higher returns based on a percentage of the change in the S&P 500 Index during each year of their term. We purchase S&P 500 Call Options in an effort to hedge potential increases to policyholder benefits resulting from increases in the S&P 500 Index to which the product's return is linked. Total collected premiums for this product were $225.8 million in the second quarter of 1998 compared with $80.1 million in the second quarter of 1997 and were $383.1 million in the first six months of 1998 compared with $141.0 million in the first six months of 1997.

     Variable annuities offer contract holders a rate of return based on the specific investment portfolios into which premiums may be directed. The popularity of such annuities has increased recently as a result of the desire of investors to invest in common stocks. In addition, in 1996, we began to offer more investment options for variable annuity deposits, and we expanded our marketing efforts, which resulted in increased collected premiums. Profits on variable annuities are derived from the fees charged to contract holders rather than from the investment spread. Variable annuity collected premiums increased 142 percent, to $93.2 million, in the second quarter of 1998 and increased 125 percent, to $152.6 million, in the first six months of 1998.

     Insurance policy income includes: (i) premiums received on SPIA policies that incorporate significant mortality features; (ii) cost of insurance and expenses charged to annuity policies; and (iii) surrender charges earned on annuity policy withdrawals. In accordance with GAAP, premiums on annuity contracts without mortality features are not reported as revenues; but rather are reported as deposits to insurance liabilities. Insurance policy income increased primarily because of increased surrender charges collected and an increase in premiums received on policies with mortality features (changes in the cost of insurance and expenses charged to annuity policies were not significant). Surrender charges were $21.0 million in the second quarter of 1998 and $16.8 million in the second quarter of 1997. Such charges were $38.3 million in the first six months of 1998 compared with $29.8 million in the first six months of 1997. Annuity policy withdrawals were $582.8 million in the second quarter of 1998 and $481.5 million in the second quarter of 1997. Annuity policy withdrawals were $1,091.3 million in the first six months of 1998 compared with $863.1 million in the first six months of 1997. The increase in policy withdrawals and surrender charges generally corresponds to the aging and the

                         CONSECO, INC. AND SUBSIDIARIES
                              --------------------

growth of our annuity business in force. In addition, policyholders are using the systematic withdrawal features available in several of our annuity policies, and policyholders are surrendering in order to invest in alternative investments.

     Net investment income on general account invested assets (excluding income on separate account assets related to variable annuities and excluding the income and change in the fair value of S&P 500 Call Options related to equity-indexed products) increased 8.7 percent, to $262.5 million, in the second quarter of 1998 and increased 12 percent, to $532.6 million, in the first six months of 1998. This increase primarily reflects the increase in general account invested assets acquired in conjunction with the recent acquisitions. The segment's average invested assets increased 14 percent, to approximately $13.9 billion, in the first six months of 1998 compared with 1997, and the annualized yield earned on average invested assets was approximately 7.7 percent and 7.8 percent in the first six months of 1998 and 1997, respectively.

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

     Insurance   policy  benefits   relate  solely  to  annuity   policies  that
incorporate significant mortality features. The decrease primarily reflects favorable claim experience.

     Amounts added to policyholder account balances for interest expense on annuity products increased 2.7 percent, to $136.4 million, in the second quarter of 1998 and increased 2.9 percent, to $277.4 million, in the first six months of 1998 primarily due to a larger block of annuity business in force in the first six months of 1998, partially offset by a reduction in crediting rates. The weighted average crediting rates for these annuity liabilities decreased .1 percentage point, to 4.6 percent, in the second quarter of 1998 and decreased .2 percentage points, to 4.6 percent, in the first six months of 1998.

     Amortization related to operations includes amortization of: (i) the cost of policies produced; (ii) the cost of policies purchased; and (iii) goodwill related to this segment's business. The amount of amortization increased primarily because of the changes in the balances of the cost of policies purchased and cost of policies produced as a result of net investment gains (losses) recognized during 1998 and 1997, partially offset by the increase in balances subject to amortization as a result of recent acquisitions.

     Interest expense on investment borrowings is affected by changes in investment borrowing activities and the changes in interest rates paid on such borrowings.

     Other operating costs and expenses increased in the second quarter of 1998 as well as in the first six months of 1998. The increase corresponds to the business acquired in recent acquisitions.

     Net investment gains (losses), net of related costs and amortization often fluctuate from period to period. Selling securities at a gain and reinvesting the proceeds at lower yields may, absent other management action, tend to decrease future investment yields. We believe, however, that the following factors mitigate the adverse effect of such decreases on net income: (i) we recognized additional amortization of cost of policies purchased and cost of policies produced in order to reflect reduced future yields (thereby reducing such amortization in future periods); (ii) we can reduce interest rates credited to some products, thereby diminishing the effect of the yield decrease on the investment spread; and (iii) the investment portfolio grows as a result of reinvesting the investment gains. As a result of the sales of fixed maturity investments, the amortization of the cost of policies purchased and the cost of policies produced increased $9.9 million and $14.3 million in the second quarters of 1998 and 1997, respectively, and increased $71.1 million and $21.7 million in the first six months of 1998 and 1997, respectively.

                         CONSECO, INC. AND SUBSIDIARIES
                              --------------------

Life insurance:

                                                                           Three months ended        Six months ended
                                                                                June 30,                   June 30,
                                                                           ------------------       -------------------
                                                                           1998          1997       1998           1997
                                                                           ----          ----       ----           ----
                                                                                       (Dollars in millions)
Premiums collected:
   Universal life (first-year)........................................     $ 20.2       $ 24.6       $ 46.3       $ 49.3
   Universal life (renewal)...........................................       94.9         86.0        211.3        173.9
                                                                           ------       ------       ------       ------

       Subtotal - universal life......................................      115.1        110.6        257.6        223.2
                                                                           ------       ------       ------       ------

   Traditional life (first-year)......................................       16.1         13.5         31.9         17.3
   Traditional life (renewal).........................................       85.1         43.7        166.5         79.0
                                                                           ------       ------       ------       ------

       Subtotal - traditional life....................................      101.2         57.2        198.4         96.3
                                                                           ------       ------       ------       ------

       Total life premiums collected..................................     $216.3       $167.8       $456.0       $319.5
                                                                           ======       ======       ======       ======

Insurance policy income:
   Premiums earned on traditional life products.......................     $ 98.5       $ 62.6       $190.6       $100.4
   Mortality charges and administrative fees..........................      104.1         87.4        208.8        173.5
   Surrender charges..................................................        6.3          3.4         11.8          7.6
                                                                           ------       ------       ------       ------

       Total insurance policy income..................................      208.9        153.4        411.2        281.5

Net investment income.................................................      130.2        113.2        271.9        210.6
                                                                            -----       ------       ------       ------

       Total revenues (a).............................................      339.1        266.6        683.1        492.1
                                                                            -----       ------       ------       ------

Insurance policy benefits.............................................      154.3        116.8        302.3        202.9
Interest added to financial product policyholder account balances.....       45.8         37.8         93.2         74.8
Amortization related to operations....................................       26.7         27.8         47.2         51.5
Interest expense on investment borrowings.............................        5.0          1.4         10.2          2.1
Other operating costs and expenses....................................       25.9         22.2         49.1         42.5
                                                                           ------       ------       ------       ------

       Total benefits and expenses (a)................................      257.7        206.0        502.0        373.8
                                                                           ------       ------       ------       ------

       Operating income before income taxes, minority interest and
         extraordinary charge.........................................       81.4         60.6        181.1        118.3

Net investment gains (losses), net of related costs and amortization..        -            1.7          1.3         (1.7)
                                                                           ------       ------       ------       ------

       Income before income taxes, minority interest and
         extraordinary charge.........................................     $ 81.4       $ 62.3       $182.4       $116.6
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

                         CONSECO, INC. AND SUBSIDIARIES
                              --------------------

     Premiums collected by this segment in the second quarter of 1998 were $216.3 million, up 29 percent over 1997. Premiums collected in the first six months of 1998 were $456.0 million, up 43 percent over 1997. Such increase relates primarily to premiums collected by recently acquired companies in periods after their acquisition.

     Universal life product collected premiums increased 4.1 percent, to $115.1 million, in the second quarter of 1998 and increased 15 percent, to $257.6 million, in the first six months of 1998. Traditional life product collected premiums increased 77 percent, to $101.2 million, in the second quarter of 1998 and increased 106 percent, to $198.4 million, in the first six months of 1998.

     Insurance policy income includes: (i) premiums received on traditional life products; (ii) the mortality charges and administrative fees earned on universal life products; and (iii) surrender charges on terminated universal life insurance policies. All three categories have increased primarily as a result of recent acquisitions. In accordance with GAAP, premiums on universal life products are accounted for as deposits to insurance liabilities. Revenues are earned over time in the form of investment income on policyholder account balances, surrender charges and mortality and other charges deducted from the policyholders' account balances.

     Net investment income increased 15 percent, to $130.2 million, in the second quarter of 1998 and increased 29 percent, to $271.9 million, in the first six months of 1998. Investment income fluctuates with changes in: (i) the amount of average invested assets supporting insurance liabilities and capital allocated to the segment; and (ii) the yield earned on invested assets. The segment's average invested assets increased 36 percent, to approximately $7.1 billion, in the first six months of 1998, and the net yield on invested assets decreased by .4 percentage points, to 7.6 percent. Invested assets increased primarily as a result of the recent acquisitions.

     Insurance policy benefits increased in 1997 reflecting the larger amount of business in force on which benefits are incurred as a result of the recent acquisitions and adverse death claim experience during the first quarter of 1998.

     Interest added to financial product policyholder account balances increased 21 percent, to $45.8 million, in the second quarter of 1998 and increased 25 percent, to $93.2 million, in the first six months of 1998. Such expense fluctuates with changes in: (i) the amount of insurance liabilities for universal life products; and (ii) the interest rate credited to such products. Such average liabilities increased 34 percent, to $4.1 billion, in the first six months of 1998, and the interest rate credited decreased by .3 percentage points, to 4.5 percent, in the first six months of 1998. Universal life product liabilities increased primarily as a result of the recent acquisitions.

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

     Other operating costs and expenses have increased 17 percent, to $25.9 million, in the second quarter of 1998 and increased 16 percent, to $49.1 million, in the first six months of 1998. Such expenses have increased as a result of the recent acquisitions.

     Net investment gains (losses), net of related costs and amortization often fluctuate from period to period. Net investment gains (losses) affect the timing of the amortization of cost of policies purchased and the cost of policies produced. As a result of net investment gains (losses) from the sales of fixed maturity investments, related amortization of cost of policies purchased and cost of policies produced totaled $18.6 million and $.5 million in the second quarters of 1998 and 1997, respectively, and totaled $43.8 million and $4.9 million in the first six months of 1998 and 1997, respectively.

                         CONSECO, INC. AND SUBSIDIARIES
                              --------------------

Individual and group major medical:

                                                                           Three months ended        Six months ended
                                                                                June 30,                   June 30,
                                                                           ------------------       -------------------
                                                                           1998          1997       1998           1997
                                                                           ----          ----       ----           ----
                                                                                       (Dollars in millions)
Premiums collected:
   Individual (first-year)............................................     $ 24.4       $ 18.5       $ 52.4       $ 19.4
   Individual (renewal)...............................................       55.3         40.0        111.9         49.5
                                                                           ------       ------       ------       ------

       Subtotal - individual..........................................       79.7         58.5        164.3         68.9
                                                                           ------       ------       ------       ------

   Group (first-year).................................................       15.3         22.7         32.5         22.7
   Group (renewal)....................................................      124.9        126.4        249.7        206.8
                                                                           ------       ------       ------       ------

       Subtotal - group...............................................      140.2        149.1        282.2        229.5
                                                                           ------       ------       ------       ------

       Total individual and group major medical premiums collected....     $219.9       $207.6       $446.5       $298.4
                                                                           ======       ======       ======       ======

Insurance policy income...............................................     $223.8       $213.0       $455.6       $309.4
Net investment income.................................................        6.7          3.7         13.0          6.0
                                                                           ------       ------       ------       ------

       Total revenues (a).............................................      230.5        216.7        468.6        315.4
                                                                           ------       ------       ------       ------

Insurance policy benefits.............................................      161.9        159.8        337.2        239.3
Amortization related to operations....................................        8.4          5.8         17.4          8.8
Interest expense on investment borrowings.............................         .3           .1           .6           .1
Other operating costs and expenses....................................       30.6         40.3         65.0         46.3
                                                                           ------       ------       ------       ------

       Total benefits and expenses....................................      201.2        206.0        420.2        294.5
                                                                           ------       ------       ------       ------

       Operating income before income taxes, minority interest and
         extraordinary charge.........................................       29.3         10.7         48.4         20.9

Net investment losses, net of related costs...........................       (4.7)          -          (4.5)          -
                                                                           ------       ------       ------       ------

       Income before income taxes, minority interest and
         extraordinary charge.........................................     $ 24.6       $ 10.7       $ 43.9       $ 20.9
                                                                           ======       ======       ======       ======

Benefit ratio.........................................................       73.1%        76.2%        75.1%        81.1%
                                                                              ====        ====         ====         ====

--------------------
(a)  Revenues exclude net investment losses.

     General: This segment includes individual and group major medical health insurance products. The segment's operations were significantly affected by the PFS Merger. The profitability of this business depends largely on the overall persistency of the business in force, claim experience and expense management.

     Premiums collected by this segment in the second quarter of 1998 were $219.9 million, up 5.9 percent over the second quarter of 1997. Premiums collected in the first six months of 1998 were $446.5 million, up 50 percent over 1997. Over the last several years, a number of steps were taken to improve the profitability of such business, including changes in product, price, underwriting and agent compensation. Group premiums decreased 6.0 percent, to $140.2 million, in the second quarter of 1998 and increased 23 percent, to $282.2 million, in the first six months of 1998. Individual health premiums increased to $79.7 million in the second quarter of 1998 compared with $58.5 million in the second quarter of 1997 and increased to $164.3 million in the first six months of 1998 compared with $68.9 million in the first six months of 1997. The increase in this segment's premiums is principally a result of the PFS Merger.

                         CONSECO, INC. AND SUBSIDIARIES
                              --------------------

     Insurance policy income is comprised of premiums earned on the segment's policies and fee income earned for group medical risk management services.
Fluctuations in premiums earned have been consistent with the fluctuations in premiums collected described above. Fee income was $4.4 million in the second quarter of 1998 and $2.9 million in the second quarter of 1997. Fee income was $8.7 million in the first six months of 1998 and $7.0 million in the first six months of 1997.

     Net investment income increased 81 percent, to $6.7 million, in the second quarter of 1998 and increased 117 percent, to $13.0 million, in the first six months of 1998. Investment income fluctuates when changes occur in: (i) the amount of average invested assets supporting insurance liabilities and capital allocated to this segment; and (ii) the yield earned on invested assets. During the first six months of 1998, the segment's average invested assets increased 97 percent, to $362 million, and the yield earned on invested assets increased from
6.6 percent to 7.2 percent.

     Insurance policy benefits fluctuate in relationship to the amount of segment business in force and the incidence of claims. The ratio of policy benefits to insurance policy income was 75.1 percent in the first six months of 1998 and 81.1 percent in the first six months of 1997. The lower benefit ratio reflects (i) the lower incidence of claims experienced on business written by the acquired companies; (ii) favorable claim developments; and (iii) rate increases on certain business.

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

     Other operating costs and expenses increased during the first six months of 1998 due to the PFS Merger. Such costs have decreased in the second quarter of 1998 compared to 1997, as a result of the cost savings achieved through consolidation of operations of recently acquired companies.

     Net investment losses, net of related costs, often fluctuate from period to period.

                         CONSECO, INC. AND SUBSIDIARIES
                              --------------------

Other:

                                                                           Three months ended        Six months ended
                                                                                June 30,                   June 30,
                                                                           ------------------       -------------------
                                                                           1998          1997       1998           1997
                                                                           ----          ----       ----           ----
                                                                                       (Dollars in millions)
Premiums collected:
   Other (first-year).................................................    $ 2.6          $ 2.6      $  6.4        $  5.6
   Other (renewal)....................................................     31.1           13.7        59.7          27.1
                                                                          -----          -----      ------        ------

       Total other premiums collected.................................    $33.7          $16.3      $ 66.1         $32.7
                                                                          =====          =====      ======         =====

Insurance policy income...............................................    $37.8          $14.9       $73.0         $30.4
Net investment income.................................................      6.9            4.1        14.6           7.5
Fee revenue and other income..........................................     26.0           14.8        46.8          29.4
                                                                          -----          -----      ------         -----

       Total revenues (a).............................................     70.7           33.8       134.4          67.3
                                                                          -----          -----      ------         -----

Insurance policy benefits.............................................     27.0            7.8        51.2          17.8
Amortization related to operations....................................      2.3            2.7         7.7           4.4
Interest expense on investment borrowings.............................       .1             .1          .3            .1
Other operating costs and expenses....................................     16.6            9.0        34.1          16.5
                                                                          -----          -----      ------         -----

       Total benefits and expenses....................................     46.0           19.6        93.3          38.8
                                                                          -----          -----      ------         -----

       Operating income before income taxes, minority interest and
         extraordinary charge.........................................     24.7           14.2        41.1          28.5

Net investment losses, net of related costs...........................     (5.5)            -         (1.9)          (.3)
                                                                          -----          -----      ------         -----

       Income before income taxes, minority interest and
         extraordinary charge.........................................    $19.2          $14.2      $ 39.2         $28.2
                                                                          =====          =====      ======         =====

--------------------
(a)  Revenues exclude net investment losses.

     General: This segment includes: (i) various other health insurance products that are not currently being actively marketed; and (ii) in 1998, the specialty health insurance products of WNIC marketed to educators through career agents. The profitability of this business depends largely on the overall persistency of the business inforce, claim experience and expense management.

     The segment also includes the fee revenue generated by our non-life subsidiaries other than those in our consumer and commercial finance segment. This revenue includes the investment advisory fees earned by Conseco Capital Management, Inc. and commissions earned for insurance and investment product marketing and distribution. Such amounts exclude the fees and commissions we charge to our consolidated subsidiaries. The profitability of the fee-based business depends on the total fees generated and on expense management.

     Premiums collected by this segment in the second quarter of 1998 were $33.7 million, up 107 percent over the second quarter of 1997. Premiums collected in the first six months of 1998 were $66.1 million, up 102 percent over the first six months of 1997. The increase in premiums collected in 1998 primarily relates to the WNIC Merger in December of 1997.

     We do not emphasize the sale of many of the products in this segment, and collected premiums are expected to decrease in future years. However, the in-force business continues to be profitable.

     Insurance  policy  income  comprises   premiums  earned  on  the  segment's
policies, and has fluctuated consistent with the explanations provided above for premiums collected.

                         CONSECO, INC. AND SUBSIDIARIES
                              --------------------

     Net investment income increased 68 percent, to $6.9 million, in the second quarter of 1998 and increased 95 percent, to $14.6 million, in the first six months of 1998. Such investment income fluctuated primarily in relationship to the amount of average invested assets supporting this segment's insurance liabilities and allocated capital. During the first six months of 1998, the segment's average invested assets increased 98 percent, to $382 million, and the net yield on invested assets decreased .1 percentage point, to 7.6 percent.

     Fee revenue and other income includes: (i) fees for investment management and for mortgage origination and servicing; and (ii) commissions earned for insurance and investment product marketing and distribution. Such amounts exclude the fees and commissions we charge to our consolidated subsidiaries. Fee revenue and other income increased 76 percent, to $26.0 million, in the second quarter of 1998, and increased 59 percent, to $46.8 million, in the first six months of 1998 primarily due to other income of recently acquired companies.

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

     Net investment losses, net of related costs often fluctuate from period to period.

Other  components  of  income  before  income  taxes,   minority   interest  and
extraordinary charge:

     In addition to the income of the six operating segments, income before income taxes, minority interest and extraordinary charge is affected by interest and other corporate expenses.

     Interest and other corporate expenses were $40.0 million in the second quarter of 1998 and $29.3 million in the second quarter of 1997. Such expenses were $82.8 million in the first six months of 1998 and $59.1 million in the first six months of 1997. Interest expense included therein was $36.3 million in the second quarter of 1998 and $25.5 million in the second quarter of 1997 and $75.3 million in the first six months of 1998 and $51.3 million in the first six months of 1997. Such expense fluctuates in relationship to the average debt outstanding during each period and the interest rate thereon.


     INSURANCE SEGMENT SALES

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

                         CONSECO, INC. AND SUBSIDIARIES
                              --------------------

     Total premiums collected by our insurance segments were as follows:

                                                                           Three months ended        Six months ended
                                                                                June 30,                   June 30,
                                                                           ------------------       -------------------
                                                                           1998          1997       1998           1997
                                                                           ----          ----       ----           ----
                                                                                       (Dollars in millions)
Supplemental health:
   First-year.........................................................   $   70.7     $   73.0     $  141.0     $  139.8
   Renewal............................................................      413.0        386.3        845.2        739.9
                                                                         --------     --------     --------     --------

     Total supplemental health........................................      483.7        459.3        986.2        879.7
                                                                         --------     --------     --------      -------

Annuities:
   First-year ........................................................      531.7        401.7        961.3        741.3
   Renewal............................................................       49.8         39.9         88.8         78.0
                                                                         --------     --------     --------     --------

     Total annuities..................................................      581.5        441.6      1,050.1        819.3
                                                                         --------     --------     --------     --------

Life insurance:
   First-year.........................................................       36.3         38.1         78.2         66.6
   Renewal............................................................      180.0        129.7        377.8        252.9
                                                                         --------     --------     --------     --------

     Total life insurance.............................................      216.3        167.8        456.0        319.5
                                                                         --------     --------     --------     --------

Individual and group major medical:
   First-year.........................................................       39.7         41.2         84.9         42.1
   Renewal............................................................      180.2        166.4        361.6        256.3
                                                                         --------     --------     --------     --------

     Total individual and group major medical.........................      219.9        207.6        446.5        298.4
                                                                         --------     --------     --------     --------

Other:
   First-year.........................................................        2.6          2.6          6.4          5.6
   Renewal............................................................       31.1         13.7         59.7         27.1
                                                                         --------     --------     --------     --------

     Total other......................................................       33.7         16.3         66.1         32.7
                                                                         --------     --------     --------     --------

Total:
   First-year.........................................................      681.0        556.6      1,271.8        995.4
   Renewal............................................................      854.1        736.0      1,733.1      1,354.2
                                                                         --------     --------     --------     --------

     Total collected premiums.........................................   $1,535.1     $1,292.6     $3,004.9     $2,349.6
                                                                         ========     ========     ========     ========


                         CONSECO, INC. AND SUBSIDIARIES
                              --------------------

     Our recent acquisitions have a significant effect on premiums collected. Total premiums collected for all currently consolidated companies for the three months ended and six months ended June 30, 1998 and 1997 (including periods prior to ownership by Conseco) are provided below:

                                                                           Three months ended        Six months ended
                                                                                June 30,                   June 30,
                                                                           ------------------       -------------------
                                                                           1998          1997       1998           1997
                                                                           ----          ----       ----           ----
                                                                                       (Dollars in millions)
Supplemental health:
   First-year.........................................................  $   70.7      $   73.6     $  141.0    $   153.1
   Renewal............................................................     413.0         399.6        845.2        816.0
                                                                        --------      --------     --------     --------

     Total supplemental health........................................     483.7         473.2        986.2        969.1
                                                                        --------      --------     --------     --------

Annuities:
   First-year.........................................................     531.7         412.5        961.3        763.5
   Renewal............................................................      49.8          43.9         88.8         87.6
                                                                        --------      --------     --------     --------

     Total annuities..................................................     581.5         456.4      1,050.1        851.1
                                                                        --------      --------     --------     --------

Life insurance:
   First-year.........................................................      36.3          51.5         78.2        104.6
   Renewal............................................................     180.0         174.1        377.8        357.8
                                                                        --------      --------     --------     --------

     Total life insurance.............................................     216.3         225.6        456.0        462.4
                                                                        --------      --------     --------     --------

Individual and group major medical:
   First-year.........................................................      39.7          41.2         84.9         80.5
   Renewal............................................................     180.2         166.4        361.6        337.5
                                                                        --------      --------     --------     --------

     Total individual and group major medical.........................     219.9         207.6        446.5        418.0
                                                                        --------      --------     --------     --------

Other:
   First-year.........................................................       2.6           4.5          6.4          9.8
   Renewal............................................................      31.1          41.9         59.7         83.6
                                                                        --------      --------     --------     --------

     Total other......................................................      33.7          46.4         66.1         93.4
                                                                        --------      --------     --------     --------

Total:
   First-year.........................................................     681.0         583.3      1,271.8      1,111.5
   Renewal............................................................     854.1         825.9      1,733.1      1,682.5
                                                                        --------      --------     --------     --------

     Total collected premiums.........................................  $1,535.1      $1,409.2     $3,004.9     $2,794.0
                                                                        ========      ========     ========     ========

     LIQUIDITY AND CAPITAL RESOURCES

     Changes in the consolidated balance sheet between December 31, 1997 and June 30, 1998, reflect: (i) our operating results; (ii) the nonrecurring charge of $498.0 million (net of income taxes of $190.0 million) related to merger-related costs and the charge to reduce the value of interest-only securities and servicing rights; (iii) our origination and sale of finance receivables; (iv) changes in the fair value of actively managed fixed maturity securities and interest-only securities (after giving effect to the aforementioned charge); and (v) various financing transactions. Financing transactions (described in the notes to the consolidated financial statements) include: (i) common stock repurchases; and (ii) the issuance and repayment of notes payable and commercial paper.

     In accordance with Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities ("SFAS 115"), we record our actively managed fixed maturity investments and interest-only securities at estimated
                                       44

                         CONSECO, INC. AND SUBSIDIARIES
                              --------------------

fair value. At June 30, 1998, the carrying value of such investments was increased by $443.7 million as a result of the SFAS 115 adjustment, compared with an increase of $519.6 million at December 31, 1997.

     Minority interest at June 30, 1998, includes: (i) Company-obligated mandatorily redeemable preferred securities of subsidiary trusts with a carrying value of $1,388.8 million; and (ii) $.7 million interest in the common stock of a subsidiary.

     The decrease in shareholders' equity in the first six months of 1998 resulted from: (i) a net loss of $67.5 million; (ii) repurchases of common stock for $271.2 million; (iii) the decrease in net unrealized accumulated other comprehensive income of $.3 million; and (iv) common and preferred stock dividends of $74.6 million. These decreases were partially offset by: (i) the issuance of common stock related to stock options and for agent and employee benefit plans (including the tax benefit thereon) of $159.9 million; (ii) the conversion of convertible debentures into common shares totaling $16.3 million; and (iii) the issuance of warrants in conjunction with a financing transaction of $7.7 million.

     Dividends declared on common stock for the six months ended June 30, 1998, were 25 cents per share. In July 1998, Conseco's Board of Directors increased the quarterly cash dividend on the Company's common stock to 14 cents per share from 12.5 cents per share, effective with the dividend payment to be made October 1, 1998.

     The following table summarizes certain financial ratios as of and for the six months ended June 30, 1998, and as of and for the year ended December 31, 1997:

                                                                                                 June 30,     December 31,
                                                                                                   1998           1997
                                                                                                   ----           ----
                                                                                                   (Dollars in millions)
Book value per common share:
   As reported.................................................................................     $15.62       $16.45
   Excluding unrealized appreciation (c).......................................................      14.99        15.88

Ratio of earnings to fixed charges:
   As reported.................................................................................      1.20X        2.45X
   Excluding interest on annuities and financial product policyholder account balances
     and interest expense on debt related to finance receivables and other investments (a).....      2.43X       13.00X

Ratio of earnings (excluding nonrecurring charge related to Green Tree) to fixed charges (b):
   As reported.................................................................................      2.36X        2.45X
   Excluding interest on annuities and financial product policyholder account balances
     and interest expense on debt related to finance receivables and other investments (a).....     10.70X       13.00X

Ratio of earnings to fixed charges,  preferred  dividends and  distributions  on
   Company-obligated  mandatorily  redeemable preferred securities of subsidiary trusts:
     As reported...............................................................................      1.08X        2.20X
     Excluding interest on annuities and financial product policyholder account balances
       and interest expense on debt related to finance receivables and other investments (a)...      1.36X        6.72X

Ratio of earnings (excluding nonrecurring charge related to Green Tree) to fixed charges, preferred dividends and distributions on Company-obligated mandatorily redeemable preferred securities of subsidiary trusts (b):
      As reported...............................................................................     2.13X        2.20X
      Excluding interest on annuities and financial product policyholder account balances
        and interest expense on debt related to finance receivables and other investments (a)...     6.00X        6.72X

Ratio of corporate debt to total capital (h):
   As reported.................................................................................       .32X         .26X
   Excluding unrealized appreciation (c).......................................................       .32X         .27X

Ratio of corporate debt and Company-obligated  mandatorily  redeemable preferred securities of subsidiary trusts to total capital (d) (h):
     As reported...............................................................................       .47X         .42X
     Excluding unrealized appreciation (c).....................................................       .48X         .43X

Rating agency ratios: (c) (e) (f) (g) (h)
   Debt to total capital.......................................................................       .27X         .22X
   Debt and preferred stock to total capital (i)...............................................       .43X         .38X

--------------------
(a) These ratios are included to assist the reader in analyzing the impact of interest on annuities and financial products (which is not generally required to be paid in cash in the period it is recognized) and interest on debt related to finance receivables and other investments. Such ratios are not intended to, and do not, represent the following ratios prepared in accordance with GAAP: the
                                       45



                         CONSECO, INC. AND SUBSIDIARIES
                              --------------------

     ratio of  earnings  to fixed  charges;  and the ratio of  earnings to fixed
     charges,   preferred  dividends  and  distributions  on   Company-obligated
     mandatorily redeemable preferred securities of subsidiary trusts.

(b) These ratios are included to assist the reader in analyzing the impact of the $688 million nonrecurring charge (before taxes) recognized in the six month period ended June 30, 1998 related to the Green Tree Merger. Such nonrecurring charge was comprised of $148 million of merger-related costs (including investment banking, accounting, legal and regulatory fees) and non-cash charges of $540 million to write down the carrying value of Green Tree's interest-only securities and servicing rights. Such ratios are not intended to, and do not, represent the following ratios prepared in accordance with GAAP: the ratio earnings to fixed charges; or the ratio of earnings to fixed charges, preferred dividends and distributions on Company-obligated mandatorily redeemable preferred securities of subsidiary trusts.

(c)  Excludes the effect of reporting fixed maturities at fair value.

(d) Represents the ratio of corporate debt and the Company-obligated mandatorily redeemable preferred securities of subsidiary trusts to the sum of shareholders' equity, corporate debt, minority interest and Company-obligated mandatorily redeemable preferred securities of subsidiary trusts.

(e) Consistent with our discussions with rating agencies, the Company has targeted: (i) the ratio of corporate debt to total capital to be at or below 35 percent; and (ii) the ratio of corporate debt and preferred stock to total capital to be at or below 49 percent. These ratios are calculated in a manner discussed with rating agencies.

(f) Corporate debt is reduced by cash and investments held by non-life companies other than consumer finance companies.

(g)  Assumes conversion of all convertible debentures.

(h) Excludes debt of consumer and commercial finance segment used to fund finance receivables.

(i)  Assumes purchase of common shares under purchase contracts.

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

     We believe that the diversity of the investment portfolio of our life insurance subsidiaries and the concentration of investments in high quality liquid securities provide sufficient liquidity to meet foreseeable cash requirements.

     Liquidity for finance operations

     Our consumer and commercial finance segment requires continued access to the capital markets for the warehousing and sale of finance receivables. To satisfy these needs, a variety of capital resources are utilized.

     Historically, the most important liquidity source for our finance segment has been our ability to sell finance receivables in the secondary markets through loan securitizations. Under certain securitized sales structures, we have provided a variety of credit enhancements, which generally take the form of corporate guarantees, but have also included bank letters of credit, surety bonds, cash deposits or other equivalent collateral. We analyze the cash flows unique to each transaction, as well as the marketability and projected economic value of such transactions when choosing the appropriate structure for a securitized loan sale. The structure of each securitized sale depends, to a great extent, on conditions of the fixed income markets at the time of sale as well as cost considerations and availability and effectiveness of the various enhancement methods. During the first six months of 1998, we used a senior/subordinated structure for each of our five manufactured home loan sales and enhanced a portion of the subordinated certificates sold with a corporate guarantee. During the first six months of 1998, our home equity and home improvement loan sales included two separate but cross-collateralized loan pools, both of which employed a senior/subordinated structure with a limited guarantee on a portion of the subordinate certificates.

     Our sale of consumer products, equipment finance and certain home equity and home improvement loans during the first quarter of 1998 employed a multi-class credit tranched grantor trust structure issuing fixed rate certificates with a limited corporate guarantee on the most subordinate class. In the second quarter of 1998, our sale of consumer products and equipment finance loans utilized a multi-class credit tranched owner trust structure issuing fixed rate notes and certificates with a limited corporate guarantee on the most subordinate class. Also during the first and second quarters, we sold $50.0 million of private-label credit card receivables and $438.3 million of floorplan receivables through two separate revolving trusts.

                         CONSECO, INC. AND SUBSIDIARIES
                              --------------------

     Servicing fees and net interest payments collected on sold loans increased during the six-month period ended June 30, 1998 compared with the same period in 1997. Contributing to this growth is an increase in servicing revenue we collect on our growing servicing portfolio. Interest on unsold loans increased during the first six months of 1998 compared with the same period in 1997 as a result of the increase in the outstanding finance receivables.

     We currently have $3.8 billion in master repurchase agreements, subject to the availability of eligible collateral, with various investment banking firms for the purpose of financing our contract and commercial finance loan production. The master repurchase agreements generally provide for annual terms which are extended each quarter by mutual agreement of the parties for an additional annual term based upon receipt of updated quarterly financial information. In addition, we have unsecured bank credit agreements of $325.0 million scheduled to expire on September 30, 1998. At June 30, 1998, we have $1.4 billion outstanding under the repurchase agreements and $225.0 million of borrowings under the unsecured bank credit agreements.

     We also have a commercial paper program through which we are authorized to issue up to $2 billion in notes of varying terms (not to exceed 270 days) to meet our warehousing liquidity needs. This program is backed by a combination of our bank credit agreements and master repurchase agreements referred to above. As of June 30, 1998, no commercial paper is outstanding under this program. We have curtailed our issuance of commercial paper in favor of master repurchase agreements, due to recent ratings actions by credit agencies which lowered Green Tree's senior unsecured debt ratings.

     In addition, we have a $700 million line of credit secured by our interest-only securities. This line of credit matures on February 12, 2000 with an option to extend for an additional one year term.

     Liquidity of Conseco (parent company)

     The parent company is a legal entity, separate and distinct from its subsidiaries, and has no business operations. The parent company needs cash for:
(i) principal and interest on debt; (ii) dividends on preferred and common stock; (iii) distributions on the Company-obligated mandatorily redeemable preferred stock of subsidiary trusts; (iv) holding company administrative expenses; (v) income taxes; and (vi) investments in subsidiaries. The primary sources of cash to meet these obligations include statutorily permitted payments from our life insurance subsidiaries, including: (i) dividend payments; (ii) surplus debenture interest and principal payments; (iii) tax sharing payments; and (iv) fees for services provided. The parent company may also obtain cash by:
(i) issuing debt or equity securities; (ii) borrowing additional amounts under its revolving credit agreement; or (iii) selling all or a portion of its subsidiaries. These sources have historically provided adequate cash flow to fund: (i) the needs of the parent company's normal operations; (ii) internal expansion, acquisitions and investment opportunities; and (iii) the retirement of debt and equity.

     INVESTMENTS HELD BY OUR INSURANCE SUBSIDIARIES

     At June 30, 1998, the amortized cost and estimated fair value of fixed maturity securities (all of which were actively managed) were as follows:

                                                                                       Gross         Gross      Estimated
                                                                         Amortized  unrealized    unrealized      fair
                                                                           cost        gains        losses        value
                                                                           ----        -----        ------        -----
                                                                                         (Dollars in millions)
United States Treasury securities and
   obligations of United States government
   corporations and agencies......................................       $   536.2     $ 25.7       $   .1     $   561.8
Obligations of states and political subdivisions
   and foreign government obligations.............................           469.6       10.8          9.2         471.2
Public utility securities.........................................         1,867.4       61.3         26.2       1,902.5
Other corporate securities........................................        13,242.3      372.3        116.7      13,497.9
Mortgage-backed securities........................................         5,987.6      129.5          6.2       6,110.9
                                                                         ---------     ------       ------     ---------

     Total fixed maturity securities .............................       $22,103.1     $599.6       $158.4     $22,544.3
                                                                         =========     ======       ======     =========

                         CONSECO, INC. AND SUBSIDIARIES
                              --------------------

     The following table sets forth the investment ratings of fixed maturity securities at June 30, 1998 (designated categories include securities with "+" or "-" rating modifiers). The category assigned is the highest rating by a nationally recognized statistical rating organization, or as to $693.4 million fair value of fixed maturities not rated by such firms, the rating assigned by the National Association of Insurance Commissioners ("NAIC"). For purposes of the table, NAIC Class 1 securities are included in the "A" rating; Class 2, "BBB"; Class 3, "BB" and Classes 4 to 6, "B and below."

                                                                          Percent of
                      Investment                               ------------------------------------
                        rating                                 Fixed maturities   Total investments
                        ------                                 ----------------   -----------------
                       AAA...................................         31%                25%
                       AA....................................          7                  6
                       A.....................................         22                 18
                       BBB...................................         30                 23
                                                                     ---                 --

                              Investment grade...............         90                 72
                                                                     ---                 --

                       BB....................................          5                  4
                       B and below...........................          5                  4
                                                                     ---                 --

                              Below investment grade.........         10                  8
                                                                     ---                 --

                              Total fixed maturities.........        100%                80%
                                                                     ===                 ==

     At June 30, 1998, our below investment grade fixed maturity securities had an amortized cost of $2,264.2 million and an estimated fair value of $2,193.2 million.

     During the first six months of 1998 and 1997, we recorded $1.5 million and $1.2 million, respectively, in writedowns of fixed maturity securities as a result of changes in conditions which caused us to conclude that a decline in fair value of the investments was other than temporary. At June 30, 1998, fixed maturity securities in default as to the payment of principal or interest had an aggregate amortized cost of $19.3 million and a carrying value of $18.9 million.

     Sales of invested assets (primarily fixed maturity securities) during the first six months of 1998 generated proceeds of $15.7 billion, and net investment gains of $118.6 million. Sales of invested assets during the first six months of 1997 generated proceeds of $6.3 billion, and net investment gains of $22.3 million. Net investment gains in the first six months of 1997 also included $.2 million of writedowns related to mortgage loans.

     At June 30, 1998, fixed maturity investments included $6.1 billion of mortgage-backed securities (or 27 percent of all fixed maturity securities). The yield characteristics of mortgage-backed securities differ from those of traditional fixed-income securities. Interest and principal payments occur more frequently, often monthly. Mortgage-backed securities are subject to risks associated with variable prepayments. Prepayment rates are influenced by a number of factors that cannot be predicted with certainty, including: the relative sensitivity of the underlying mortgages backing the assets to changes in interest rates; a variety of economic, geographic and other factors; and the repayment priority of the securities in the overall securitization structures.

     In general, prepayments on the underlying mortgage loans and the securities backed by these loans increase when the level of prevailing interest rates declines significantly relative to the interest rates on such loans. Mortgage-backed securities purchased at a discount to par will experience an increase in yield when the underlying mortgages prepay faster than expected. These securities purchased at a premium that prepay faster than expected will incur a reduction in yield. When interest rates decline, the proceeds from the prepayment of mortgage-backed securities are likely to be reinvested at lower rates than we were earning on the prepaid securities. When interest rates increase, prepayments on mortgage-backed securities decrease as fewer underlying mortgages are refinanced. When this occurs, the average maturity and duration of the mortgage-backed securities increase, which decreases the yield on mortgage-backed securities purchased at a discount, because the discount is realized as income at a slower rate and increases the yield on those purchased at a premium as a result of a decrease in the annual amortization of the premium.
                                       48

                         CONSECO, INC. AND SUBSIDIARIES
                              --------------------

     The following table sets forth the par value, amortized cost and estimated fair value of mortgage-backed securities, summarized by interest rates on the underlying collateral at June 30, 1998:

                                                                                         Par        Amortized    Estimated
                                                                                        value         cost      fair value
                                                                                        -----         ----      ----------
                                                                                              (Dollars in millions)
Below 7 percent   ..................................................................   $2,532.8     $2,506.8     $2,547.0
7 percent - 8 percent...............................................................    2,707.9      2,685.3      2,753.5
8 percent - 9 percent...............................................................      485.9        484.7        496.8
9 percent and above.................................................................      300.4        310.8        313.6
                                                                                       --------     --------     --------

       Total mortgage-backed securities.............................................   $6,027.0     $5,987.6     $6,110.9
                                                                                       ========     ========     ========

     The amortized cost and estimated fair value of mortgage-backed securities at June 30, 1998, summarized by type of security, were as follows (dollars in millions):

                                                                                                Estimated fair value
                                                                                             ---------------------------
                                                                                                               Percent
                                                                            Amortized                          of fixed
Type                                                                          cost            Amount          maturities
----                                                                          ----            ------          ----------

Pass-throughs and sequential and targeted amortization classes............  $3,706.5        $3,780.7              17%
Planned amortization classes and accretion-directed bonds.................   1,714.8         1,748.5               8
Support classes...........................................................      20.9            21.9               -
Accrual (Z tranche) bonds.................................................      12.5            13.4               -
Subordinated classes .....................................................     532.9           546.4               2
                                                                            --------        --------              --

                                                                            $5,987.6        $6,110.9              27%
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

                         CONSECO, INC. AND SUBSIDIARIES
                              --------------------

securities. The credit risk of subordinated classes is derived from the negative leverage of owning a small percentage of the underlying mortgage loan collateral while bearing a majority of the risk of loss due to homeowner defaults.

     At June 30, 1998, the balance of mortgage loans was comprised of 97 percent commercial loans, 2 percent residual interests in collateralized mortgage obligations and 1 percent residential loans. Less than 1.0 percent of mortgage loans were noncurrent (loans which are two or more scheduled payments past due) at June 30, 1998.

     At June 30, 1998, we held $60.4 million of trading securities that are included in other invested assets.

     Investment borrowings averaged approximately $1,251.5 million during the first six months of 1998, compared with approximately $340.7 million during the same period of 1997 and were collateralized by investment securities with fair values approximately equal to the loan value. The weighted average interest rate on such borrowings was 5.5 percent and 4.9 percent during the first six months of 1998 and 1997, respectively.

     STATUTORY INFORMATION

     Statutory accounting practices prescribed or permitted for the Company's insurance subsidiaries by regulatory authorities differ from generally accepted accounting principles. The Company's life insurance subsidiaries reported the following amounts to regulatory agencies at June 30, 1998, after appropriate eliminations of intercompany accounts among such subsidiaries (dollars in millions):

                  Statutory capital and surplus ..................................    $1,589.8
                  Asset valuation reserve ("AVR").................................       424.1
                  Interest maintenance reserve ("IMR")............................       505.4
                  Portion of surplus debenture carried as a liability ............        65.5
                                                                                      --------

                     Total........................................................    $2,584.8
                                                                                      ========

     The ratio of such consolidated statutory account balances to consolidated statutory liabilities (excluding AVR, IMR, the portion of surplus debentures carried as a liability, liabilities from separate account business and short-term collateralized borrowings) was 11.0 percent at June 30, 1998, and
10.8 percent at December 31, 1997.

     Combined statutory net income of the Company's life insurance subsidiaries for the periods during which such subsidiaries were included in our consolidated financial statements was $109.5 million and $127.8 million in the first six months of 1998 and 1997, respectively, after appropriate eliminations of intercompany amounts among such subsidiaries, but before elimination of intercompany amounts between such subsidiaries and non-life subsidiaries and the parent company.

     The statutory capital and surplus of the insurance subsidiaries include surplus debentures issued to the parent holding companies totaling $789.4 million. Payments of interest and principal on such debentures are generally subject to the approval of the insurance department of the subsidiary's state of domicile. During the first six months of 1998, our life insurance subsidiaries made scheduled principal payments on surplus debentures of $63.7 million.

     State insurance laws generally restrict the ability of insurance companies to pay dividends or make other distributions. Net assets of the Company's wholly owned life insurance subsidiaries, determined in accordance with GAAP, aggregated approximately $7.8 billion at December 31, 1997. During the first six months of 1998, our life insurance subsidiaries paid ordinary dividends of $38.9 million to the parent holding companies. During the remainder of 1998, the life insurance subsidiaries may pay additional dividends of $126.2 million without the permission of state regulatory authorities.

     YEAR 2000 CONVERSION COSTS

     We have initiated a corporate-wide program designed to ensure that all of our computer systems will function properly in the year 2000. Many existing programs were designed and developed to use only two digits to identify a year in the date field. If not addressed, these computer applications could result in system failures with possible adverse effects on our operations. A large number of our employees, as well as external consultants and contract programmers, are working on various year 2000 projects. We also have been working with our vendors to help avoid year 2000 problems with outside software or services they provide to us. Under our program,
                                       50

                         CONSECO, INC. AND SUBSIDIARIES
                              --------------------

we are analyzing our application systems, operating systems, hardware, networks, EDI interfaces and infrastructure devices (such as facsimile machines and telephone systems).

     We are addressing the year 2000 issues we identify in three ways. For some of our operations, the most effective solution will be to ensure timely completion of the previously planned conversions of their older systems to more modern, year 2000 - compliant systems used in other areas of the Company. In some cases, our most effective solution will be to purchase new, more modern systems; these costs will be capitalized as assets and amortized over their expected useful lives. In other cases, we will modify existing systems, thereby incurring costs that will be charged to operating expense.

     We have incurred expenses throughout 1997 and in the first two quarters of 1998 related to this project and will continue to incur costs over the next 18 months. We currently estimate that the total costs related to our year 2000 projects will be approximately $48 million. Approximately 50 percent of these costs have been incurred prior to June 30, 1998.

     The impact of year 2000 issues will depend not only on the corrective actions we take, but also on the way in which year 2000 issues are addressed by governmental agencies, businesses and other third parties that provide services or data to, or receive services or data from, the Company, or whose financial condition or operational capability is important to the Company.

     Our year 2000 projects are currently on schedule. We expect the projects related to our life insurance subsidiaries to be completed by the end of the year. Our finance subsidiaries are expected to be completed with their projects in the second quarter of 1999.

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

ITEM 3.  MARKET-SENSITIVE INSTRUMENTS AND RISK MANAGEMENT

     The market risks the Company is exposed to and our management of such risks are summarized in the supplemental management's discussion and analysis of financial condition and results of operations as of December 31, 1997, included in Exhibit 99.1 to the Company's Current Report on Form 8-K dated June 30, 1998, as amended. During the second quarter of 1998, prepayment rates on securitized loan contracts continued to exceed management's expectations. In addition, market yields of publicly traded securities similar to our interest-only securities increased. As a result of these developments, a $350 million charge (net of income taxes of $190 million) to reduce the carrying value of interest-only securities and servicing rights was recognized in the second quarter of 1998. There have been no other material changes to such risks or our management of such risks.
                                       51

                         CONSECO, INC. AND SUBSIDIARIES
                              --------------------



                           PART II - OTHER INFORMATION


     ITEM 1. LEGAL PROCEEDINGS

     Green Tree has been served with various related lawsuits which were filed in the United States District Court for the District of Minnesota. These lawsuits were filed by certain former stockholders of Green Tree as purported class actions on behalf of persons or entities who purchased common stock of Green Tree during the alleged class periods that generally run from February 1995 to January 1998. One such action did not include class action claims. In addition to Green Tree, certain current and former officers and directors of Green Tree are named as defendants in one or more of the lawsuits. Green Tree and other defendants intend to seek consolidation in the United States District Court for the District of Minnesota of each of the lawsuits seeking class action status. Plaintiffs in the lawsuits assert claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. In each case, plaintiffs allege that Green Tree and the other defendants violated federal securities laws by, among other things, making false and misleading statements about the current state and future prospects of Green Tree (particularly with respect to prepayment assumptions and performance of certain loan portfolios of Green Tree) which allegedly rendered Green Tree's financial statements false and misleading. The Company believes that the lawsuits are without merit and intends to defend such lawsuits vigorously.

     The Company and its subsidiaries are involved on an ongoing basis in lawsuits related to its operations. Although the ultimate outcome of certain of such matters cannot be predicted, none of such lawsuits currently pending against the Company or its subsidiaries is expected, individually or in the aggregate, to have a material adverse effect on the Company's consolidated financial condition, cash flows or results of operations.

     ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     At the Company's annual meeting on May 14, 1998, the shareholders elected Stephen C. Hilbert, Ngaire E. Cuneo and M. Phil Hathaway to serve as directors for terms ending in 2001. The results of the voting were as follows (there were no broker non-votes):

                                            Stephen C.             Ngaire E.              M. Phil
                                              Hilbert                Cuneo               Hathaway
                                              -------                -----               --------

For                                        161,012,823          161,124,032             161,085,483
Withheld                                       706,768              595,559                 634,108

     At the annual meeting, the shareholders also approved: (i) the performance-based provisions in the proposed Employment Agreement between the Company and Stephen C. Hilbert (there were 150,675,340 shares voted for the plan, 10,395,819 shares voted against the plan, 648,432 abstentions and no broker non-votes); and (ii) the Conseco Performance-Based Compensation Plan for Executive Officers (there were 150,674,574 shares voted for the plan, 10,402,453 shares voted against the plan, 642,564 abstentions, and no broker non-votes).

     At a special meeting on June 30, 1998, the shareholders approved a proposal for the issuance of Conseco common stock pursuant to an Agreement and Plan of Merger, dated as of April 6, 1998, as amended, by and among Conseco, Marble Acquisition Corp., a Delaware corporation and a wholly owned subsidiary of Conseco, and Green Tree Financial Corporation (there were 129,261,207 shares voted for the proposal, 7,481,282 shares voted against the proposal, 354,347 abstentions and 28,276,532 broker non-votes).

                         CONSECO, INC. AND SUBSIDIARIES
                              --------------------

     ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

      a)   Exhibits.

           3.2     Amended and Restated Bylaws of Conseco, Inc.

           4.25 Indenture dated as of March 15, 1992 relating to $287,500,000 of 10-1/4% Senior Subordinated Notes due June 1, 2002 of Green Tree (incorporated by reference to Green Tree's Registration Statement on Form S-4; File No. 33-42249).

           10.1.13 Employment Agreement dated February 9, 1996 between Green Tree and Lawrence Coss and related Noncompetition dated February 9, 1996, as amended by the Amendment Agreement dated April 6, 1998 (incorporated by reference to Green Tree's Registration Statement on Form S-3: File No. 333-52233).

           10.8.15 Green Tree Financial Corporation 1987 Stock Option Plan (incorporated by reference to Green Tree's Registration Statement on Form S-4: File No. 33-42249).

           10.8.16 Green Tree Financial Corporation Key Executive Stock Bonus Plan (incorporated by reference to Green Tree's Registration Statement on Form S-4; File No. 33-42249).

           10.8.17 Green Tree Financial Corporation Restated 1992 Supplemental Stock Option Plan.

           10.8.18 Green Tree Financial Corporation Chief Executive Cash Bonus and Stock Option Plan and related Stock Option Agreement, dated February 9, 1996 (incorporated by reference to Green Tree's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1996; File No. 1-08916).

           10.8.19 Green Tree Financial Corporation 1996 restated Supplemental Pension Plan dated May 15, 1996 (incorporated by reference to Green Tree's Annual Report on Form 10-K for the year ended December 31, 1997: File No. 1-08916).

           12.1 Computation of Ratio of Earnings to Fixed Charges, Preferred Dividends and Distributions on Company-obligated Mandatorily Redeemable Preferred Securities of Subsidiary Trusts.

           27.0    Financial Data Schedule

      b)   Reports on Form 8-K.

           A report on Form 8-K dated April 6, 1998, was filed with the Commission to report under Item 5, the announcement that a subsidiary of Conseco had agreed to merge with Green Tree pursuant to an Agreement and Plan of Merger dated as of April 6, 1998.

           A report on Form 8-K dated June 3, 1998, was filed with the Commission to report under Item 5, financial information related to Green Tree.

           A report on Form 8-K dated June 4, 1998, was filed with the Commission to report under Item 5, the pricing of: (i) $550 million of unsecured 6.4 Percent MandatOry Par Put Remarketed Securities due June 15, 2011; and (ii) $250 million of 6.8 percent unsecured notes due June 15, 2005.

           A report on Form 8-K dated June 30, 1998, as amended, was filed with the Commission to report under Item 2, the completion of the Green Tree Merger and under Item 5, financial information related to Green Tree and supplemental consolidated financial information which reflects the retroactive effect of the Green Tree Merger accounted for as a pooling of interests.

                         CONSECO, INC. AND SUBSIDIARIES
                              --------------------




                                    SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                             CONSECO, INC.


Dated: August 14, 1998                 By:   /s/ ROLLIN M. DICK
                                             ------------------
                                             Rollin M. Dick
                                             Executive Vice President and
                                               Chief Financial Officer
                                               (authorized officer and principal
                                               financial officer)