Form 10-Q
period 1998-09-30
CONSECO INC
filed 1998-11-16
CIK 719241

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

  [ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended September 30, 1998

  [   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to __________

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


    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [ X ] No [ ]



     Shares of common stock outstanding as of October 30, 1998: 314,446,287

================================================================================

                         PART I - FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS.

                         CONSECO, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                              (Dollars in millions)

                                     ASSETS


                                                                                               September 30,   December 31,
                                                                                                   1998            1997
                                                                                                   ----            ----
                                                                                                (unaudited)
Investments:
   Actively managed fixed maturities at fair value (amortized cost:
     1998 - $22,046.4; 1997 - $22,289.3)......................................................   $22,441.5      $22,773.7
   Interest-only securities at fair value (amortized cost: 1998 - $1,111.9; 1997 - $1,330.6)..     1,103.8        1,365.8
   Equity securities at fair value (cost: 1998 - $353.5; 1997 - $227.6).......................       335.5          228.9
   Mortgage loans.............................................................................       442.2          516.2
   Credit-tenant loans........................................................................       672.0          558.6
   Policy loans...............................................................................       688.2          692.4
   Other invested assets .....................................................................     1,057.8          530.7
   Short-term investments.....................................................................     1,029.9        1,179.1
   Assets held in separate accounts...........................................................       704.6          682.8
                                                                                                 ---------      ---------

       Total investments......................................................................    28,475.5       28,528.2

Accrued investment income.....................................................................       415.2          379.3
Finance receivables...........................................................................     3,302.8        1,971.0
Servicing rights..............................................................................       109.5           77.0
Cost of policies purchased....................................................................     2,399.8        2,466.4
Cost of policies produced.....................................................................     1,295.8          915.2
Reinsurance receivables.......................................................................       736.2          795.8
Goodwill (net of accumulated amortization: 1998 - $252.7; 1997 - $170.9)......................     3,988.4        3,693.4
Property and equipment (net of accumulated depreciation: 1998 - $195.1; 1997 - $153.9)........       329.8          284.0
Cash held in segregated accounts for investors................................................       723.8          552.8
Cash deposits, restricted under pooling and servicing agreements..............................       250.9          247.2
Other assets..................................................................................       600.6          772.4
                                                                                                 ---------      ---------

       Total assets...........................................................................   $42,628.3      $40,682.7
                                                                                                 =========      =========










                            (continued on next page)



               The accompanying notes are an integral part of the
                       consolidated financial statements.



                         CONSECO, INC. AND SUBSIDIARIES

                      CONSOLIDATED BALANCE SHEET, continued
                              (Dollars in millions)

                      LIABILITIES AND SHAREHOLDERS' EQUITY


                                                                                               September 30,   December 31,
                                                                                                   1998            1997
                                                                                                   ----            ----
                                                                                                (unaudited)
Liabilities:
   Liabilities for insurance and deposit products:
     Interest-sensitive products..............................................................   $17,126.2      $17,357.6
     Traditional products.....................................................................     6,441.5        5,784.8
     Claims payable and other policyholder funds..............................................     1,576.0        1,615.5
     Unearned premiums........................................................................       414.1          406.1
     Liabilities related to separate accounts.................................................       704.6          682.8
     Liabilities related to deposit products..................................................       482.4            -
   Investor payables..........................................................................       723.8          552.8
   Other liabilities..........................................................................     2,019.0        1,544.4
   Income tax liabilities.....................................................................       225.5          532.8
   Investment borrowings......................................................................       817.4        1,389.5
   Notes payable and commercial paper:
     Corporate................................................................................     3,091.3        2,354.9
     Finance..................................................................................     1,951.8        1,863.0
                                                                                                 ---------      ---------

         Total liabilities....................................................................    35,573.6       34,084.2
                                                                                                 ---------      ---------

Minority interest:
   Company-obligated mandatorily redeemable preferred securities
     of subsidiary trusts.....................................................................     1,872.9        1,383.9
   Common stock of subsidiary.................................................................          .7             .7

Shareholders' equity:
   Preferred stock............................................................................       105.6          115.8
   Common stock and additional paid-in capital (no par value, 1,000,000,000 shares
     authorized, shares issued and outstanding: 1998 - 313,008,983; 1997 - 310,011,669).......     2,681.0        2,619.8
   Accumulated other comprehensive income:
     Unrealized appreciation of fixed maturity securities (net of applicable deferred income
       taxes:  1998 - $93.1; 1997 - $95.5)....................................................       172.4          177.2
     Unrealized appreciation (depreciation) of other investments (net of applicable deferred
       income taxes:  1998 - $(9.3); 1997 - $16.0)............................................       (16.6)          26.6
     Minimum pension liability adjustment (net of applicable deferred income taxes:
       1998 - ($1.9); 1997 - ( $1.9)).........................................................        (3.2)          (3.2)
   Retained earnings..........................................................................     2,241.9        2,277.7
                                                                                                 ---------      ---------

         Total shareholders' equity...........................................................     5,181.1        5,213.9
                                                                                                 ---------      ---------

         Total liabilities and shareholders' equity...........................................   $42,628.3      $40,682.7
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



                         CONSECO, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF OPERATIONS
                              (Dollars in millions)
                                   (unaudited)

                                                                               Three months ended          Nine months ended
                                                                                  September 30,              September 30,
                                                                               ------------------         ------------------
                                                                                1998         1997         1998         1997
                                                                                ----         ----
Revenues:
   Insurance policy income:
     Traditional products..................................................  $  845.0     $  778.8     $2,559.7       $2,121.4
     Interest sensitive products...........................................     144.1        107.0        409.3          319.5
   Net investment income:
     Assets held by insurance subsidiaries.................................     469.1        460.6      1,556.6        1,314.7
     Finance receivables and other.........................................      59.2         54.6        175.8          141.4
     Interest-only securities..............................................      34.2         32.7        103.8           88.9
   Gain on sale of finance receivables.....................................     257.9        211.6        543.8          568.7
   Net investment gains....................................................      24.7        116.4        141.8          137.3
   Fee revenue and other income............................................      87.5         68.4        255.0          180.2
                                                                             --------     --------     --------       --------

       Total revenues......................................................   1,921.7      1,830.1      5,745.8        4,872.1
                                                                             --------     --------     --------       --------

Benefits and expenses:
   Insurance policy benefits...............................................     694.1        618.4      2,055.9        1,686.9
   Amounts added to annuity and financial product policyholder account balances:
       Interest............................................................     183.3        180.3        553.9          524.6
       Other amounts added to (deducted from) variable and equity-indexed
         annuity products..................................................     (25.1)        28.5         83.5           64.0
   Interest expense:
     Corporate.............................................................      45.3         24.7        120.6           76.0
     Finance and investment borrowings.....................................      72.2         54.6        212.2          129.1
   Amortization............................................................     164.2        136.1        515.4          381.2
   Other operating costs and expenses......................................     313.5        259.9        923.2          726.2
   Nonrecurring charges....................................................       -           62.4        688.0           71.7
                                                                             --------     --------     --------       --------

       Total benefits and expenses.........................................   1,447.5      1,364.9      5,152.7        3,659.7
                                                                             --------     --------     --------       --------

       Income before income taxes, minority interest and
         extraordinary charge .............................................     474.2        465.2        593.1        1,212.4

Income tax expense.........................................................     169.2        179.2        287.1          456.0
                                                                             --------     --------     --------       --------

       Income before minority interest and extraordinary charge ...........     305.0        286.0        306.0          756.4

Minority interest:
   Distributions on Company-obligated mandatorily redeemable preferred
     securities of subsidiary trusts.......................................      22.2         13.0         60.4           34.6
   Dividends on preferred stock of subsidiaries............................       -             .8           -             3.3
                                                                             --------     --------     --------       --------

       Income before extraordinary charge .................................     282.8        272.2        245.6          718.5

Extraordinary charge on extinguishment of debt, net of taxes...............      12.3           .7         42.6            6.2
                                                                             --------     --------     --------       --------

       Net income..........................................................     270.5        271.5        203.0          712.3

Less amounts applicable to preferred stock:
   Charge related to induced conversions...................................       -            -            -             13.2
   Preferred stock dividends...............................................       1.8          2.2          6.0            6.7
                                                                             --------     --------     --------       --------

       Net income applicable to common stock...............................  $  268.7     $  269.3     $  197.0       $  692.4
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



                         CONSECO, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF OPERATIONS, continued
                  (Dollars in millions, except per share data)
                                   (unaudited)


                                                                    Three months ended              Nine months ended
                                                                      September 30,                   September 30,
                                                                  -----------------------        ----------------------
                                                                  1998               1997        1998              1997
                                                                  ----               ----        ----              ----
Earnings per common share:
   Basic:
     Weighted average shares outstanding....................  312,658,000        312,526,000    310,651,000    310,477,000
     Net income before extraordinary charge.................         $.90               $.86           $.77          $2.25
     Extraordinary charge...................................          .04                -              .14            .02
                                                                     ----               ----           ----          -----

       Net income...........................................         $.86               $.86           $.63          $2.23
                                                                     ====               ====           ====          =====

   Diluted:
     Weighted average shares outstanding....................  332,256,000        339,698,000    327,119,000    338,597,000
     Net income before extraordinary charge.................         $.85               $.80           $.73          $2.08
     Extraordinary charge...................................          .04                -              .13            .02
                                                                     ----               ----           ----          -----

       Net income...........................................         $.81               $.80           $.60          $2.06
                                                                     ====               ====           ====          =====



































               The accompanying notes are an integral part of the
                       consolidated financial statements.



                         CONSECO, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                              (Dollars in millions)
                                   (unaudited)

                                                                             Common stock     Accumulated other
                                                                 Preferred  and additional      comprehensive        Retained
                                                        Total      stock    paid-in capital        income            earnings
                                                        -----      -----    ---------------        ------            --------

Balance, January 1, 1998...............................$5,213.9    $115.8       $2,619.8            $200.6           $2,277.7

   Comprehensive income, net of tax:
     Net income........................................   203.0       -              -                 -                203.0
     Change in unrealized appreciation (depreciation)
       of actively managed fixed maturity investments
       (net of applicable income tax benefit of $(2.4))    (4.8)      -              -                (4.8)               -
     Change in unrealized appreciation (depreciation)
       of other investments (net of applicable income
       tax benefit of $(25.3)).........................   (43.2)      -              -               (43.2)               -
                                                       --------

         Total comprehensive income....................   155.0

   Issuance of shares for stock options and for agent
     and employee benefit plans........................   125.6       -            125.6               -                  -
   Tax benefit related to issuance of shares under
     stock option plans................................    42.8       -             42.8               -                  -
   Conversion of convertible debentures into
     common shares.....................................    27.6       -             27.6               -                  -
   Conversion of preferred stock into common shares....     -       (10.2)          10.2               -                  -
   Issuance of warrants in conjunction with
     financing transaction.............................     7.7       -              7.7               -                  -
   Cost of shares acquired.............................  (271.2)      -           (152.7)              -               (118.5)
   Dividends on common stock...........................  (114.3)      -              -                 -               (114.3)
   Dividends on preferred stock........................    (6.0)      -              -                 -                 (6.0)
                                                       --------    ------       --------            ------           --------

Balance, September 30, 1998............................$5,181.1    $105.6       $2,681.0            $152.6           $2,241.9
                                                       ========    ======       ========            ======           ========

Balance, January 1, 1997...............................$4,216.8    $267.1       $2,350.7            $ 36.6           $1,562.4

   Comprehensive income, net of tax:
     Net income........................................   712.3       -              -                 -                712.3
     Change in unrealized appreciation (depreciation)
       of actively managed fixed maturity investments
       (net of applicable income tax expense of $57.8).   107.4       -              -               107.4                -
     Change in unrealized appreciation (depreciation)
       of other investments (net of applicable income
       tax benefit of $(63.1)).........................  (102.6)      -              -              (102.6)               -
                                                       ---------

         Total comprehensive income....................   717.1

   Issuance of shares for stock options and for agent
     and employee benefit plans........................   234.8       -            234.8               -                  -
   Tax benefit related to issuance of shares under
     stock option plans................................    86.8       -             86.8               -                  -
   Issuance of shares in merger transactions...........   458.2       -            458.2               -                  -
   Conversion of preferred stock into common shares....     -      (145.1)         145.1               -                  -
   Conversion of convertible debentures into
     common shares.....................................   154.4       -            154.4               -                  -
   Cost of shares acquired.............................  (722.3)      -           (696.2)              -                (26.1)
   Dividends on common stock...........................   (69.8)      -              -                 -                (69.8)
   Amounts applicable to preferred stock:
     Charge related to induced conversion of
       convertible preferred stock.....................   (13.2)      -              -                 -                (13.2)
     Dividends on preferred stock......................    (6.7)      -              -                 -                 (6.7)
   Other ..............................................    (7.5)      -             (7.5)              -                  -
                                                       --------    ------       --------            ------           --------

Balance, September 30, 1997............................$5,048.6    $122.0       $2,726.3            $ 41.4           $2,158.9
                                                       ========    ======       ========            ======           ========

               The accompanying notes are an integral part of the
                       consolidated financial statements.




                         CONSECO, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                              (Dollars in millions)
                                   (unaudited)
                                                                                                      Nine months ended
                                                                                                        September 30,
                                                                                                   ----------------------
                                                                                                   1998              1997
                                                                                                   ----              ----
Cash flows from operating activities:
   Net income...............................................................................   $    203.0       $    712.3
   Adjustments to reconcile net income to net cash provided by operating activities:
     Gain on sale of finance receivables....................................................       (543.8)          (568.7)
     Points and origination fees received upon sale of finance receivables..................        199.9            119.4
     Interest-only securities investment income.............................................       (103.8)           (88.9)
     Cash received from interest-only securities............................................        250.4            224.4
     Servicing income.......................................................................       (102.6)           (83.2)
     Cash received from servicing activities................................................        118.0             93.6
     Net increase in restricted cash deposits...............................................         (3.7)           (24.8)
     Amortization and depreciation..........................................................        562.3            418.1
     Income taxes...........................................................................       (104.0)           254.4
     Insurance liabilities..................................................................       (109.9)          (100.4)
     Income added to annuity and financial product policyholder account balances............        637.4            588.6
     Fees charged to insurance liabilities..................................................       (393.2)          (318.2)
     Accrual and amortization of investment income..........................................        (66.4)           (37.4)
     Deferral of cost of policies produced..................................................       (604.8)          (442.7)
     Nonrecurring charges...................................................................        669.5             71.7
     Minority interest......................................................................         92.2             53.2
     Extraordinary charge on extinguishment of debt.........................................         66.4              9.5
     Net investment gains...................................................................       (141.8)          (137.3)
     Other..................................................................................        (42.2)            16.3
                                                                                               ----------       ----------

       Net cash provided by operating activities............................................        582.9            759.9
                                                                                               ----------       ----------

Cash flows from investing activities:
   Sales of investments.....................................................................     22,367.1         11,446.8
   Maturities and redemptions of investments................................................      1,077.0            450.2
   Purchases of investments.................................................................    (23,360.1)       (12,673.0)
   Cash received from the sale of finance receivables, net of expenses......................      9,481.4          7,317.5
   Principal payments received on finance receivables.......................................      4,361.8          2,765.4
   Finance receivables originated...........................................................    (15,174.2)       (11,018.5)
   Purchase of mandatorily redeemable preferred stock of subsidiary.........................          -              (98.4)
   Acquisition of subsidiaries, net of cash held at date of merger..........................          -             (466.6)
   Other....................................................................................        (94.9)           (51.5)
                                                                                               ----------       ----------

       Net cash used by investing activities ...............................................     (1,341.9)        (2,328.1)
                                                                                               ----------       ----------

Cash flows from financing activities:
   Issuance of Company-obligated mandatorily redeemable preferred securities of subsidiary
     trusts.................................................................................        488.0            296.7
   Issuance of shares related to stock options and employee benefit plans  .................        108.8             49.9
   Issuance of notes payable and commercial paper:
     Corporate..............................................................................      4,393.5          2,351.3
     Finance................................................................................      8,413.2          7,622.6
   Payments on notes payable and commercial paper:
     Corporate..............................................................................     (2,883.9)        (1,554.8)
     Finance................................................................................     (9,142.8)        (6,540.1)
   Payments to repurchase equity securities.................................................       (236.0)          (602.5)
   Investment borrowings....................................................................       (572.1)           925.5
   Amounts received for investments in deposit products.....................................      2,225.1          1,426.7
   Withdrawals from deposit products........................................................     (2,001.9)        (1,629.2)
   Charge related to induced conversion of convertible preferred stock......................          -              (13.2)
   Distributions on Company-obligated mandatorily redeemable preferred securities of
     subsidiary trusts......................................................................        (81.1)           (32.1)
   Dividends paid ..........................................................................       (101.0)           (77.4)
                                                                                               ----------       ----------

       Net cash provided by financing activities............................................        609.8          2,223.4
                                                                                               ----------       ----------

       Net increase (decrease) in short-term investments....................................       (149.2)           655.2

Short-term investments, beginning of period.................................................      1,179.1            377.4
                                                                                               ----------       ----------

Short-term investments, end of period.......................................................   $  1,029.9       $  1,032.6
                                                                                               ==========       ==========


               The accompanying notes are an integral part of the
                       consolidated financial statements.

                         CONSECO, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              --------------------

     The following notes should be read together with the notes to the supplemental consolidated financial statements and the supplemental management's discussion and analysis of financial condition and results of operations as of December 31, 1997 and 1996 and for each of the three years ended December 31, 1997, that are included in Exhibit 99.1 to the Current Report on Form 8-K dated June 30, 1998, as amended, of Conseco, Inc. ("We", "Conseco" or the "Company"). In these documents, we give retroactive effect to our acquisition (the "Green Tree Merger") of Green Tree Financial Corporation ("Green Tree") which we accounted for as a pooling of interests, as further described below.

     BASIS OF PRESENTATION

     Our unaudited consolidated financial statements reflect all adjustments, consisting only of normal recurring items, that are necessary to present fairly Conseco's financial position and results of operations on a basis consistent with that of our prior audited supplemental consolidated financial statements. As permitted by rules and regulations of the Securities and Exchange Commission applicable to quarterly reports on Form 10-Q, we have condensed or omitted certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles ("GAAP"). Results for interim periods are not necessarily indicative of the results that may be expected for a full year. We have also reclassified certain amounts from the prior periods to conform to the 1998 presentation.

     Conseco is a financial services holding company. Our life insurance subsidiaries develop, market and administer supplemental health insurance, annuity, individual life insurance, individual and group major medical insurance and other insurance products. Our finance subsidiaries originate, purchase, sell and service consumer and commercial finance loans throughout the United States. Conseco's operating strategy is to grow its business by focusing its resources on the development and expansion of profitable products and strong distribution channels. Conseco has supplemented such growth by acquiring companies that have profitable niche products and strong distribution systems. Once a company is acquired, our operating strategy has been to consolidate and streamline its management and administrative functions where appropriate, to seek to achieve superior investment returns through active asset management, to eliminate unprofitable products and distribution channels and to expand and develop its profitable products and distribution channels.

     When we prepare financial statements in conformity with GAAP, we are required to make estimates and assumptions that significantly affect various reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting periods. For example, we use significant estimates and assumptions in calculating values for the cost of policies produced, the cost of policies purchased, interest-only securities, servicing rights, goodwill, liabilities for insurance and deposit products, liabilities related to litigation, guaranty fund assessment accruals, gain on sale of finance receivables and deferred income taxes. If our future experience differs materially from these estimates and assumptions, our financial statements could be affected.

     Consolidation issues. Our consolidated financial statements give retroactive effect to the merger with Green Tree in a transaction accounted for as a pooling of interests (see "Green Tree Merger"). The pooling of interests method of accounting required us to restate all periods presented as if Conseco and Green Tree had always been combined. The consolidated statement of shareholders' equity therefore reflects the accounts of the Company as if additional shares of Conseco common stock had been issued during all periods presented. In addition, intercompany transactions prior to the Green Tree Merger have been eliminated, and certain reclassifications were made to Green Tree's financial statements to conform to Conseco's presentation. No material adjustments were recorded to conform Green Tree's accounting policies.

     Our  financial  statements  exclude the  results of  material  transactions
between  us  and  our  consolidated   affiliates,   or  among  our  consolidated
affiliates.

     ADJUSTMENT TO ACTIVELY MANAGED FIXED MATURITY SECURITIES

     We classify our fixed maturity securities into three categories: (i) "actively managed" (which we carry at estimated fair value); (ii) "trading" (which we carry at estimated fair value); and (iii)"held to maturity" (which we carry at amortized cost). We held $34.3 million of trading securities at September 30, 1998, which are included in other invested assets. We held no fixed maturity securities in the held to maturity category at September 30, 1998.

                         CONSECO, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              --------------------

     Adjustments to carry actively managed fixed maturity securities at fair value have no effect on our earnings. We record them, net of tax and other adjustments, to shareholders' equity. The following table summarizes the effect of these adjustments:

                                                       September 30, 1998                         December 31, 1997
                                                -----------------------------------    ------------------------------------
                                                              Effect of                              Effect of
                                                             fair value     Carrying                fair value    Carrying
                                                Cost basis   adjustments      value    Cost basis   adjustments     value
                                                ----------   -----------      -----    ----------   -----------     -----
                                                                            (Dollars in millions)
Actively managed fixed maturity
   securities................................    $22,046.4     $395.1      $22,441.5   $22,289.3       $ 484.4     $22,773.7
Other balance sheet items:
   Cost of policies purchased................      2,498.1      (98.3)       2,399.8     2,639.0        (172.6)      2,466.4
   Cost of policies produced.................      1,326.6      (30.8)       1,295.8       949.9         (34.7)        915.2
   Other liability...........................          -          (.5)           (.5)        -            (4.4)         (4.4)
   Income tax liabilities....................       (132.4)     (93.1)        (225.5)     (437.3)        (95.5)       (532.8)
                                                               ------                                  -------

Unrealized appreciation of fixed maturity
   securities, net...........................                  $172.4                                   $177.2
                                                               ======                                   ======

     GREEN TREE MERGER

     On June 30, 1998, we completed the Green Tree Merger. We exchanged each outstanding share of Green Tree common stock for .9165 of a share of Conseco common stock, issuing a total of 128.7 million shares of Conseco common stock (including 5.0 million common equivalent shares issued in exchange for Green Tree's outstanding options). The Green Tree Merger constituted a tax-free exchange and was accounted for under the pooling of interests method. We restated all prior-period consolidated financial statements to include Green Tree as though it had always been a subsidiary of Conseco. As a result of the Green Tree Merger, we recorded merger-related costs of $148 million, net of income taxes, in the second quarter of 1998. These costs (classified as nonrecurring charges) include investment banking, accounting, legal and regulatory fees and other costs associated with the Green Tree Merger.

   The results of operations for Conseco and Green Tree, separately and combined, for periods prior to the merger were as follows:

                                                      Six months ended       Three months ended       Nine months ended
                                                        June 30, 1998        September 30, 1997      September 30, 1997
                                                      -----------------      ------------------      ------------------
                                                                            (Dollars in millions)
Revenues:
   Conseco.......................................         $3,232.1               $1,483.5                 $3,943.0
   Green Tree....................................            592.8                  348.3                    932.6
   Less elimination of intercompany revenues.....              (.8)                  (1.7)                    (3.5)
                                                          --------               --------                 --------

     Combined....................................         $3,824.1               $1,830.1                 $4,872.1
                                                          ========               ========                 ========

Net income (loss):
   Conseco.......................................         $  274.7 (1)           $  153.8                 $  395.9
   Green Tree....................................           (339.4)(2)              118.8                    318.7
   Less elimination of intercompany net income...             (2.8)                  (1.1)                    (2.3)
                                                          --------               --------                 --------

     Combined....................................         $  (67.5)              $  271.5                 $  712.3
                                                          ========               ========                 ========

--------------------
(1)    Includes  nonrecurring  charges of $40.0  million  (net of income  taxes)
       related  to  the  Green  Tree  Merger   including   investment   banking,
       accounting, legal and regulatory fees and other costs.

(2) Includes nonrecurring charges, which were comprised of: (i) $108.0 million (net of income taxes) of costs related to the Green Tree Merger (including investment banking, accounting, legal and regulatory fees); and (ii) $350.0 million (net of income taxes) to reduce the carrying value of the interest-only securities and servicing rights.

                         CONSECO, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              --------------------

     Conseco contributed $1.1 billion of additional capital to Green Tree during the second and third quarters of 1998. In addition, Conseco has advanced the finance segment $809.7 million borrowed under its Credit Facility, as described under "Changes in Finance Notes Payable and Commercial Paper." Such amounts were used to increase Green Tree's working capital and repay debt.

     The financial positions for Conseco and Green Tree, separately and combined, at the date of the merger (June 30, 1998), were as follows:

                                                                                       Intercompany
                                                       Conseco        Green Tree       eliminations     Consolidated
                                                       -------        ----------       ------------     ------------
                                                                          (Dollars in millions)

Investments:
   Actively managed fixed maturities..............   $22,544.3         $    -           $   -             $22,544.3
   Interest-only securities.......................         -              934.0             -                 934.0
   Equity securities..............................       340.5              -               -                 340.5
   Mortgage loans.................................       475.6              -               -                 475.6
   Credit-tenant loans............................       646.9              -               -                 646.9
   Policy loans...................................       688.8              -               -                 688.8
   Other invested assets..........................       697.5             34.3           (67.1)              664.7
   Short-term investments.........................       876.4            177.4             -               1,053.8
   Assets held in separate accounts...............       745.8              -               -                 745.8
                                                     ---------         --------         -------           ---------

       Total investments..........................    27,015.8          1,145.7           (67.1)           28,094.4

Accrued investment income.........................       391.5              -               -                 391.5
Finance receivables...............................         -            3,547.8             -               3,547.8
Servicing rights..................................         -               97.5             -                  97.5
Cost of policies purchased........................     2,424.1              -               -               2,424.1
Cost of policies produced.........................     1,132.9              -               -               1,132.9
Reinsurance receivables...........................       752.6              -               -                 752.6
Goodwill..........................................     3,960.9             54.6             -               4,015.5
Property and equipment............................       183.3            131.8             -                 315.1
Segregated and restricted cash....................         -              933.0             -                 933.0
Other assets......................................       928.6            347.2          (505.3)              770.5
                                                     ---------         --------         -------           ---------

       Total assets...............................   $36,789.7         $6,257.6         $(572.4)          $42,474.9
                                                     =========         ========         =======           =========

Liabilities:
   Insurance liabilities..........................   $26,355.1         $    -           $   -             $26,355.1
   Investor payables..............................         -              685.3             -                 685.3
   Other liabilities..............................     1,145.6            886.0            (5.0)            2,026.6
   Income tax liabilities.........................      (290.7)           470.5            (6.1)              173.7
   Investment borrowings..........................     1,179.6              -               -               1,179.6
   Notes payable and commercial paper.............     2,952.1          2,779.0           (50.2)            5,680.9
                                                     ---------         --------         -------           ---------

       Total liabilities..........................    31,341.7          4,820.8           (61.3)           36,101.2
                                                     ---------         --------         -------           ---------

Minority interest.................................     1,389.5              -               -               1,389.5

Shareholders' equity:
   Preferred stock................................       105.6              -               -                 105.6
   Common stock and additional paid-in capital....     2,435.6            725.6          (500.0)            2,661.2
   Accumulated other comprehensive income.........       201.9             (1.6)            -                 200.3
   Retained earnings..............................     1,315.4            712.8           (11.1)            2,017.1
                                                     ---------         --------         -------           ---------

       Total shareholders' equity.................     4,058.5          1,436.8          (511.1)            4,984.2
                                                     ---------         --------         -------           ---------

       Total liabilities and shareholders' equity.   $36,789.7         $6,257.6         $(572.4)          $42,474.9
                                                     =========         ========         =======           =========

                         CONSECO, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              --------------------

     FINANCE RECEIVABLES, INTEREST-ONLY SECURITIES AND SERVICING RIGHTS OF FINANCE SUBSIDIARIES

     Finance receivables, summarized by type, were as follows:

                                                                              September 30,    December 31,
                                                                                  1998             1997
                                                                                  ----             ----
                                                                                   (Dollars in millions)

Manufactured housing and consumer finance....................................   $  642.7        $  324.1
Mortgage and retail services.................................................    1,661.1           734.9
Commercial...................................................................    1,032.8           931.8
                                                                                --------        --------


                                                                                 3,336.6         1,990.8

Less allowance for doubtful accounts.........................................      (33.8)          (19.8)
                                                                                --------        --------

     Net finance receivables.................................................   $3,302.8        $1,971.0
                                                                                ========        ========

     We pool and securitize substantially all of the finance receivables we originate, retaining: (i) investments in interest-only securities that are subordinated to the rights of other investors; (ii) servicing on the contracts; and (iii) in some securitizations, certain securities that are senior to the interest-only securities. In a typical securitization, we sell finance receivables to a special purpose entity, which is established for the limited purpose of purchasing the finance receivables and selling securities representing interests in the receivables. These interest-bearing securities are collateralized by the underlying pool of finance receivables. We receive the proceeds from the sale of the securities in exchange for the finance receivables. The securities are typically sold at the same amount as the principal balance of the receivables sold. We retain a residual interest, which represents the right to receive, over the life of the pool of receivables: (i) the excess of the principal and interest received on the receivables transferred to the trust over the principal and interest paid to the holders of other interests in the securitization; and (ii) servicing fees.

     In some securitizations, we also retain certain lower-rated securities which are senior in payment priority to the interest-only securities. These securities had a fair market value of $127.1 million at September 30, 1998, and are classified as actively managed fixed maturity securities. We retained these securities because at current market prices, we concluded we would rather own them than sell them. We intend to hold these securities for investment purposes, but may sell them if their market values return to levels we consider acceptable. We may also retain additional securities in future securitizations if current market values for lower-rated tranches are not acceptable. In addition, our life insurance subsidiaries from time-to-time have purchased interests in the securities of the special purpose entity which are also classified as fixed maturity investments.

     When we sell finance receivables, we recognize a gain equal to the proceeds from the sale, net of related transaction costs, minus the allocated carrying amount of the receivables sold. We allocate the carrying amount of finance receivables between the assets sold and retained based on their relative fair values at the date of sale. We determine the estimated fair value of the retained assets (securities classified as fixed maturities, interest-only securities and servicing rights) by discounting their projected future cash flows using current prepayment, default, loss, servicing cost and discount rate assumptions. Since we recognize no gain on securities we retain, our decision to retain additional securities in some securitizations (as described in the preceding paragraph) reduces the gain recognized in the current period. Such decision, however, increases investment income in future periods, or creates the opportunity to recognize additional gains if we decide to sell the securities.

     On a quarterly basis, we determine the estimated fair value of our interest-only securities based on discounted projected future cash flows using current assumptions. Differences between the estimated fair value and carrying value of interest-only securities considered to be temporary are recognized as adjustments to shareholders' equity. Declines in value are considered to be other than temporary when the present value of estimated future cash flows discounted at a risk free rate using current assumptions is less than the carrying value of the interest-only securities. When declines in value considered to be other than temporary occur, we reduce the carrying value to estimated fair value and recognize a loss in the statement of operations.

                         CONSECO, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              --------------------

     During the first quarter of 1998, prepayments on loan contracts exceeded expectations. As a result, we reduced the carrying value of our interest-only securities by $29.1 million (net of income taxes of $17.9 million). During the second quarter of 1998, prepayments on loan contracts continued to exceed expectations and management believed that such prepayments might be higher than expected in future periods as well. In addition, the market yields of publicly traded securities that are similar to our interest-only securities increased during the second quarter, decreasing the market value of such investments. As a result of these developments, we concluded that an impairment in the value of the interest-only securities and servicing rights had occurred, and a new value was determined using the current assumptions. The new assumptions (which are summarized below) reflect the following changes from the assumptions previously used: (i) an increase in prepayment rates; (ii) an increase in the discount rate used to determine the present value of future cash flows to 15 percent from 11 percent; and (iii) an increase in anticipated future rates of default. We recognized a $350 million nonrecurring charge (net of income taxes of $190 million) to reduce the carrying value of the interest-only securities and servicing rights in the second quarter of 1998.

     We used the following assumptions to determine the estimated fair value of interest-only securities as of September 30, 1998:

                                                      Manufactured        Home equity/       Consumer/
                                                         housing        home improvement     equipment           Total
                                                         -------        ----------------     ---------           -----
                                                                                (Dollars in millions)

Interest-only securities............................   $   537.7           $  373.0         $  193.1          $ 1,103.8
Principal balance of sold finance receivables (1)...    19,702.4            5,737.9          3,818.3           29,258.6
Weighted average customer interest rate on sold
   finance receivables (1)..........................       10.26%             11.45%           10.99%
Expected weighted average annual constant
   prepayment rate as a percentage of principal
   balance of sold finance receivables (1) (2)......       12.00%             24.00%           22.00%
Expected nondiscounted credit losses as a
   percentage of principal balance of sold
   finance receivables (1) (2)......................        6.00%              4.17%            2.00%
Weighted average discount rate (1)..................       15.00%             15.00%           15.00%

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

     The following summarizes information with respect to the 60-days-and-over contractual dollar delinquencies, loss experience and repossessed collateral experience of our managed finance receivables:

                                                                                       September 30,
                                                                                  ---------------------
                                                                                  1998             1997
                                                                                  ----             ----

60-days-and-over delinquencies as a percentage
   of managed finance receivables at period end............................       1.10%             1.03%
                                                                                  ====              ====

Net credit losses incurred during the last twelve months as a percentage
   of average managed finance receivables during the period................       1.06%              .99%
                                                                                  ====              ====

Repossessed collateral as a percentage of managed finance receivables
   at period end...........................................................       1.00%              .89%
                                                                                  ====              ====


                         CONSECO, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              --------------------

     Activity in the interest-only securities account during the nine months ended September 30, 1998 and 1997, is as follows:

                                                                                    Nine months ended
                                                                                      September 30,
                                                                                  -------------------
                                                                                  1998           1997
                                                                                  ----           ----
                                                                                  (Dollars in millions)

Balance, beginning of period................................................   $1,365.8        $  983.5
   Additions resulting from securitizations during the period...............      509.9           539.1
   Investment income........................................................      103.8            88.9
   Cash received............................................................     (250.4)         (224.4)
   Reduction in carrying value as a result of adverse prepayment
     experience.............................................................      (47.0)            -
   Nonrecurring charge to reduce carrying value.............................     (535.0)            -
   Change in unrealized appreciation........................................      (43.3)         (171.1)
                                                                               --------        --------

Balance, end of period......................................................   $1,103.8        $1,216.0
                                                                               ========        ========

     During the nine months ended September 30, 1998 and 1997, the Company sold $9.6 billion and $7.4 billion, respectively, of finance receivables in various securitized transactions and recognized gains of $543.8 million and $568.7 million, respectively.

     We amortize the servicing rights we retain after the sale of finance receivables, in proportion to, and over the estimated period of, net servicing income.

     The activity in the servicing rights account during the nine months ended September 30, 1998 and 1997, is as follows:

                                                                                    Nine months ended
                                                                                      September 30,
                                                                                  --------------------
                                                                                  1998            1997
                                                                                  ----            ----
                                                                                  (Dollars in millions)

Balance, beginning of period.............................................        $ 77.0         $ 30.8
   Additions resulting from securitizations
     during the period...................................................          52.9           58.7
   Amortization..........................................................         (15.4)         (10.4)
   Nonrecurring charge to establish a valuation allowance................          (5.0)           -
                                                                                 ------         ------

Balance, end of period...................................................        $109.5         $ 79.1
                                                                                 ======         ======

     We evaluate servicing rights for impairment on an ongoing basis, stratified by product type and origination period. To the extent that the recorded amount exceeds the fair value, we establish a valuation allowance through a charge to earnings. If we determine, upon subsequent measurement of the fair value of these servicing rights in future periods, that the fair value equals or exceeds the amortized cost, any previously recorded valuation allowance would be deemed unnecessary and restored to earnings.

     EARNINGS PER SHARE

     We adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share"("SFAS 128") as of December 31, 1997. SFAS 128 provides new accounting and reporting standards for earnings per share. It replaces primary and fully diluted earnings per share with basic and diluted earnings per share. Basic earnings per share excludes dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share represents the potential dilution that could occur if all dilutive convertible securities, warrants and stock options were exercised and converted into common stock. The diluted earnings per share calculation further assumes that the proceeds received upon the conversion of all dilutive options and warrants are used to repurchase the Company's common shares at the average market price of such shares during the period. Prior period earnings per share amounts have been restated for the Green Tree Merger. For

                         CONSECO, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              --------------------

the nine-month period ended September 30, 1998, the common stock equivalents of the Preferred Redeemable Increased Dividend Equity Securities 7% PRIDES Convertible Preferred Stock ("PRIDES") were anti-dilutive and were therefore excluded from dilutive potential common shares.

     A reconciliation of income and shares used to calculate basic and diluted earnings per share is as follows:

                                                                           Three months ended         Nine months ended
                                                                              September 30,             September 30,
                                                                           ------------------        ------------------
                                                                           1998          1997        1998          1997
                                                                           ----          ----        ----          ----
                                                                           (Dollars in millions and shares in thousands)
Income:
   Net income before extraordinary charge............................     $282.8        $272.2       $245.6       $718.5
   Preferred stock dividends and charge related to induced
     conversions of preferred stock..................................        1.8           2.2          6.0         19.9
                                                                          ------        ------       ------       ------

     Income before extraordinary charge applicable to common
       ownership for basic earnings per share........................      281.0         270.0        239.6        698.6

   Effect of dilutive securities:
     Preferred stock dividends.......................................        1.8           2.2          -            6.7
                                                                          ------        ------       ------       ------

     Income before extraordinary charge applicable to common
       ownership and assumed conversions for diluted
       earnings per share............................................     $282.8        $272.2       $239.6       $705.3
                                                                          ======        ======       ======       ======
Shares:
   Weighted average shares outstanding for basic
     earnings per share..............................................    312,658       312,526      310,651      310,477
   Effect of dilutive securities on weighted average shares:
     Stock options...................................................      7,180        12,446        9,534       13,416
     Employee stock plans............................................      1,931         2,301        1,932        2,222
     PRIDES..........................................................      5,909         6,824          -          7,002
     Convertible debentures..........................................      4,578         5,601        5,002        5,480
                                                                          ------        ------       ------       ------

         Dilutive potential common shares............................     19,598        27,172       16,468       28,120
                                                                        --------        ------       ------       ------

           Weighted average shares outstanding for diluted
              earnings per share.....................................    332,256       339,698      327,119      338,597
                                                                         =======       =======      =======      =======

     COMPREHENSIVE INCOME

     We adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130") as of December 31, 1997. SFAS 130 establishes standards for reporting and presentation of comprehensive income and its components in a full set of financial statements. Comprehensive income includes all changes in shareholders' equity (except those arising from transactions with shareholders) and includes net income and net unrealized gains (losses) on securities. Adopting the new standard required us to make additional disclosures in the consolidated financial statements, but did not affect our financial position or results of operations.

     The change in unrealized gains (losses) included in comprehensive income in the first nine months of 1998 and 1997 was net of $(23.6) million and $39.0 million, respectively, of net investment gains (losses) included in net income. The change in unrealized gains included in comprehensive income in the third quarter of 1998 and 1997 was net of $(15.0) million and $42.8 million, respectively, of net investment gains (losses) included in net income.

                         CONSECO, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              --------------------

     BUSINESS SEGMENTS

     During the third quarter of 1998, we redefined our business segments, consistent with the requirements of Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). Under SFAS 131, a company must provide disclosures about operating segments on the same basis it uses internally to evaluate the performance of its operations and allocate its resources. Our new segment presentation contains the same operating data and results our managers use to evaluate the performance of our business:

                                                                           Three months ended         Nine months ended
                                                                              September 30,             September 30,
                                                                           ------------------         -----------------
                                                                           1998         1997          1998         1997
                                                                           ----         ----          ----         ----
                                                                                       (Dollars in millions)
Total revenue:
   Insurance and fee-based operations................................    $1,479.2     $1,367.1       $4,593.4     $3,805.7
   Finance operations................................................       417.8        346.6        1,010.6        929.1
   Net investment gains..............................................        24.7        116.4          141.8        137.3
                                                                         --------     --------       --------     --------

                                                                         $1,921.7     $1,830.1       $5,745.8     $4,872.1
                                                                         ========     ========       ========     ========
Income before income taxes, minority interest and extraordinary charge:
     Insurance and fee-based operations..............................    $  338.7     $  294.5       $1,022.2     $  795.2
     Finance operations..............................................       202.8        189.9          406.5        510.5
     Corporate.......................................................       (51.1)       (29.4)        (133.9)       (88.5)
     Investment gains (losses).......................................       (16.2)        72.6          (13.7)        66.9
     Nonrecurring charges............................................          -         (62.4)        (688.0)       (71.7)
                                                                         --------     --------       --------     --------

                                                                         $  474.2     $  465.2       $  593.1     $1,212.4
                                                                         ========     ========       ========     ========

     FINANCIAL INSTRUMENTS

     We periodically use options and interest-rate swaps to hedge the interest rate risk associated with our investments and borrowed capital. At September 30, 1998, we held instruments that effectively converted a portion of our fixed-rate borrowed capital into floating-rate instruments for a specified period. We record the difference between the interest rates as an adjustment to interest expense. During the first nine months of 1998, interest expense was reduced by $2.9 million as a result of these interest-rate swap agreements. We also recognized investment income of $35.0 million during 1998, representing the change in fair value of certain interest- rate swap agreements which no longer effectively hedge our fixed-rate borrowed capital. At September 30, 1998, our interest-rate swap agreements (classified as other invested assets) had a carrying value of $35.0 million and a fair value of $50.4 million. Our interest-rate swap agreements have an aggregate notional principal amount of $1.6 billion, mature in various years through 2008 and have an average remaining life of 3.3 years.

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

     During the nine months ended September 30, 1998, net investment income included $48.1 million related to changes in the value of the S&P 500 Call
Options. Such investment income was substantially offset by amounts added to policyholder account balances for annuities and financial products. The value of the S&P 500 Call Options was $51.7 million at September 30, 1998. We classify such instruments as other invested assets.

                         CONSECO, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              --------------------

     If the counterparties of the aforementioned financial instruments fail to meet their obligations, Conseco may have to recognize a loss. Conseco limits its exposure to such a loss by diversifying among several counterparties believed to be strong and creditworthy. At September 30, 1998, all of the counterparties were rated "A" or higher by Standard & Poor's Corporation.

     In conjunction with certain sales of finance receivables, the Company has provided guarantees of approximately $1.9 billion at September 30, 1998. We believe the likelihood of a significant loss from such guarantees is remote.

     See "Changes in Corporate Notes Payable and Commercial Paper" for a description of put options embedded in the Mandatory Par Put Remarketed Securities Notes ("MOPPRS") issued in June 1998.

     REINSURANCE

     Cost of reinsurance ceded where the reinsured policy contains mortality risks totaled $400.4 million and $395.5 million in the first nine months of 1998 and 1997, respectively. This cost was deducted from insurance policy income. Conseco is contingently liable for claims reinsured if the assuming company is unable to pay. Reinsurance recoveries netted against insurance policy benefits totaled $333.6 million and $350.3 million in the first nine months of 1998 and 1997, respectively.

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

     CHANGES IN CORPORATE NOTES PAYABLE AND COMMERCIAL PAPER

     Notes payable and commercial paper related to corporate activities (other than those of our finance segment, discussed below) were as follows:

                                                                                     September 30,  December 31,
                                                                     Interest rate       1998           1997
                                                                     -------------       ----           ----
                                                                                          (Dollars in millions)
Bank debt:
   Credit Facility...................................................      5.84%       $  415.3        $    -
   Other credit facilities...........................................      -                -           1,000.0
Leucadia Notes.......................................................       6.1           400.0           400.0
Commercial paper.....................................................      6.09         1,021.2           448.2

MOPPRS...............................................................       6.4           550.0             -
Notes due 2003.......................................................       6.4           250.0             -
Senior notes due 2003................................................     8.125            63.5           168.5
Senior notes due 2004................................................      10.5            24.5           184.9

Senior subordinated notes due 2004...................................     11.25             8.1            10.9
Senior notes due 2005................................................       6.8           250.0             -
Convertible subordinated debentures due 2005.........................       6.5            17.3            29.1
Convertible subordinated notes due 2003..............................       6.5            86.0            86.1
Other................................................................    Various           16.5            21.3
                                                                                       --------        --------

     Total principal amount..........................................                   3,102.4         2,349.0

Unamortized net premium (discount)...................................                     (11.1)            5.9
                                                                                       --------        --------

     Total...........................................................                  $3,091.3        $2,354.9
                                                                                       ========        ========

                         CONSECO, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              --------------------

     Changes in corporate notes payable and commercial paper for the first nine months of 1998

     The Company's current revolving credit agreement (the "Credit Facility") executed in September 1998 permits borrowings up to $2.5 billion. The Credit Facility consists of a five-year $1.5 billion credit facility and a 364-day $1.0 billion credit facility. Borrowings bear interest equal to either: (i) the bank's base rate, which is the higher of: (a) the federal funds rate plus .5 percent; or (b) the reference rate as announced from time to time by the Bank of America National Trust and Savings Association ("Bank of America"); (ii) the
Interbank Offered Rate ("LIBOR") as offered by Bank of America to prime international banks in the offshore dollar market plus a margin determined by the credit rating of Conseco's senior unsecured long-term indebtedness ranging from .17 to .35 percent for the $1.5 billion credit facility and from .19 to
 .375 percent for the $1.0 billion facility; or (iii) a rate determined based on a solicitation of bids from lenders. At September 30, 1998, the weighted average borrowing rate of 5.84 percent was based on LIBOR plus .30 percent. We also pay a facility fee, determined by the credit rating of Conseco's senior unsecured long-term indebtedness, ranging from .08 to .15 percent for the $1.5 billion credit facility and from .06 to .125 percent for the $1.0 billion credit facility. At September 30, 1998, the weighted average facility fee rate was .115 percent. We are also subject to a utilization fee of .05 percent per annum for each day that the aggregate outstanding principal exceeds 50 percent of the maximum borrowings permitted under the Credit Facility. Borrowings at September 30, 1998 totaled $1,225.0 million (of which $809.7 million related to advances made to our finance segment under a demand note and is classified as finance notes payable - See "Changes in Finance Notes Payable and Commercial Paper").

     The Credit Facility also permits seven-day revolving Swing Line loans of up to $100.0 million. We pay interest at the federal funds rate, plus a margin of
 .17 to .35 percent (currently .25 percent) based on the credit rating of Conseco's senior unsecured long-term indebtedness. At September 30, 1998, $100.0 million of Swing Line loans were outstanding (such amount is included in the total amount borrowed under the Credit Facility of $1,225.0 million).

     Borrowings under the $1.5 billion credit facility are due September 30, 2003. Borrowings under the $1.0 billion credit facility are due September 24, 1999.

     The Credit Facility requires us to maintain various financial ratios (as defined in the Credit Facility) including: (i) a debt-to-total capitalization ratio less than .45:1; and (ii) an interest coverage ratio greater than 2.0:1 during the period October 1, 1998 through September 30, 1999, greater than 2.25:1 for the period October 1, 1999 through September 30, 2001 and greater than 2.50:1 thereafter.

     Borrowings under the Credit Facility were used to repay amounts outstanding under our previous credit facilities (including credit facilities of Green
Tree). We recognized an extraordinary charge of $2.6 million (net of a $1.5 million tax benefit) as a result of such repayments.

     On June 9, 1998, we completed  the offering of $550.0  million of unsecured
6.4 percent MOPPRS due June 15, 2011 . The put options embedded in the MOPPRS could require Conseco to repurchase the MOPPRS at face value on June 15, 2001. Otherwise, the interest rate on the MOPPRS will be reset at 5.587 percent plus a margin defined in the agreement for the period remaining until final maturity on June 15, 2011. Proceeds from the offering of approximately $546.9 million (after original issue discount, underwriting and other associated costs) were used to repay outstanding commercial paper. Interest is payable semi-annually on June 15 and December 15 of each year. In addition, we received $14.9 million for the sale of a call option, related to the reset feature described above; such amount will be amortized to income over the life of the option. The MOPPRS are senior unsecured obligations of the Company.

     On June 9, 1998, we also completed the offering of $250.0 million of 6.8 percent notes ("6.8 Percent Notes") due June 15, 2005. Proceeds from the offering of approximately $247.5 million (after underwriting and other associated costs) were used to repay outstanding commercial paper. Interest is paid semi-annually on June 15 and December 15 of each year. The 6.8 Percent Notes are redeemable in whole or in part at the option of Conseco at any time, at a redemption price equal to the sum of (a) the greater of (i) 100 percent of the principal amount of such 6.8 Percent Notes and (ii) the sum of the present values of the remaining scheduled payments of principal and interest thereon from the redemption date to the maturity date, computed by discounting such payments, in each case, to the redemption date on a semi-annual basis at the Redemption Treasury Rate (as defined in the 6.8 Percent Notes), plus 25 basis points, plus (b) accrued and unpaid interest on the principal amount thereof. The 6.8 Percent Notes are unsecured and rank pari passu with all other unsecured and unsubordinated obligations of Conseco.

                         CONSECO, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              --------------------

     On April 1, 1998, we announced a fixed-spread tender offer for our 8.125% Senior Notes due 2003 (the "8.125% Senior Notes"). For each 8.125% Senior Note tendered, we paid the price per $1,000 principal amount equal to a spread of 42 basis points over the current yield to maturity of the 5.5 percent U.S. Treasury Note due February 28, 2003, plus accrued and unpaid interest. The tender offer expired on April 21, 1998. Pursuant to the tender offer, we repurchased $104.5 million par value of the 8.125% Senior Notes for $113.6 million. We funded these repurchases with available cash, bank credit facilities and the issuance of commercial paper. We recognized an extraordinary charge of $6.8 million (net of income taxes of $3.7 million) related to such repurchases in the second quarter of 1998. During the first nine months of 1998, we repurchased another $.5 million par value of the 8.125% Senior Notes for $.5 million unrelated to the tender offer.

     On February 9, 1998, we completed the offering of $250.0 million of 6.4 percent notes (the "6.4% Notes") due February 10, 2003. Proceeds from the offering of approximately $248.0 million (after original issue discount, underwriting and other associated costs) were used to retire bank debt. Interest is paid semi-annually on February 10 and August 10 of each year. The 6.4% Notes are redeemable in whole or in part at the option of Conseco at any time, at a redemption price equal to the sum of: (a) the greater of (i) 100 percent of the principal amount; and (ii) the sum of the present values of the remaining scheduled payments of principal and interest thereon from the redemption date to the maturity date, computed by discounting such payments, in each case, to the redemption date on a semi-annual basis at the Treasury rate (as defined in the 6.4% Notes) plus 25 basis points, plus (b) accrued and unpaid interest on the principal amount. The 6.4% Notes are unsecured and rank pari passu with all other unsecured and unsubordinated obligations of Conseco.

     Borrowings under our commercial paper program averaged approximately $765.0 million during the first nine months of 1998. The weighted average interest rate on such borrowings was 5.77 percent during that period. Conseco's commercial paper has maturities ranging from 1 to 91 days. However, the Company has the ability to refinance such obligations through its Credit Facility.

     During the first quarter of 1998, we repurchased $2.8 million par value of the 11.25 percent senior subordinated notes due 2004 for $3.2 million. We recognized an extraordinary charge of $.2 million (net of a $.1 million tax benefit) as a result of such repurchases.

     During the first nine months of 1998, we repurchased $160.4 million par value of our 10.5 percent senior notes due 2004 for $196.9 million. We recognized an extraordinary charge of $18.0 million (net of a $9.7 million tax benefit) as a result of such repurchases.

     During the first nine months of 1998, $11.8 million par value of the 6.5 percent convertible subordinated debentures due 2005 were converted into .9 million shares of Conseco common stock.

     Changes in corporate notes payable and commercial paper for the first nine months of 1997

     In the first nine months of 1997, we repurchased $87.2 million par value of the 11.25 percent senior subordinated notes due 2004 for $100.5 million. We recognized an extraordinary charge of $5.6 million (net of a $3.0 million tax benefit) as a result of such repurchases.

     During the first nine months of 1997, we repurchased $8.4 million par value of the 10.5 percent senior notes due 2004 for $9.8 million. We recognized an extraordinary charge of $.6 million (net of a $.3 million tax benefit) as a result of such repurchases.

     During the first nine months of 1997, we paid $4.4 million to induce the conversion of $64.8 million par value of convertible subordinated debentures due 2005 into 5.0 million shares of Conseco common stock. Such convertible debentures became our obligation in conjunction with the acquisition (the "ATC Merger") of American Travellers Corporation ("ATC") in December 1996. We also repurchased $4.0 million par value of the convertible debentures for $12.2 million. The extraordinary charge recognized as a result of the inducement payment and repurchases was not significant since such amount approximated amounts reflected in the fair value of the debentures which was recorded as a liability at the ATC Merger date. An additional $1.4 million par value of the convertible debentures was converted into .1 million shares of Conseco common stock during the nine months ended September 30, 1997.

                         CONSECO, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              --------------------

     CHANGES IN FINANCE NOTES PAYABLE AND COMMERCIAL PAPER

     Notes payable and commercial paper related to our financing activities were as follows:

                                                                                    September 30,    December 31,
                                                                     Interest rate      1998             1997
                                                                     -------------      ----             ----
                                                                                          (Dollars in millions)

Bank debt:
   Credit Facility...................................................    5.84%         $  809.7        $    -
   Other credit facilities...........................................    6.00              25.0            35.0
Master repurchase agreements.........................................    6.13             636.4             -
Credit facility collateralized by interest-only securities...........    7.59              50.0             -
Senior subordinated notes............................................   10.25             194.0           267.3
Medium term notes....................................................    6.58             238.7           246.6
Commercial paper.....................................................       -               -           1,319.1
Other................................................................    2.00               3.2             1.9
                                                                                       --------        --------

   Total principal amount............................................                   1,957.0         1,869.9

Less unamortized net discount........................................                      (5.2)           (6.9)
                                                                                       --------        --------

   Total.............................................................                  $1,951.8        $1,863.0
                                                                                       ========        ========

     Changes in finance notes payable and commercial paper for the first nine months of 1998

     We substantially restructured the notes payable and commercial paper of this segment during 1998. At September 30, 1998, Conseco had advanced this segment $809.7 million borrowed under the Credit Facility pursuant to a demand note having the same terms as the Credit Facility (See "Changes in Corporate Notes Payable and Commercial Paper"). These funds and other funds were used for the repayment, restructuring and cancellation of the bank debt formerly held by this segment, resulting in an extraordinary charge of $10.3 million (net of a $6.3 million tax benefit).

     At September 30, 1998, the Company had $4.0 billion of master repurchase agreements with various investment banking firms, subject to the availability of eligible collateral. The agreements generally provide for terms of one year, which can be extended each quarter by mutual agreement of the parties for an additional year, based upon the review of updated quarterly financial information of the finance segment.

     In February 1998, we entered into a new credit facility which provides for a $700 million line of credit collateralized by our interest-only securities. The line of credit matures on February 12, 2000, with an optional one year extension. In addition, we issued warrants to purchase 2.5 million equivalent shares of Conseco common stock at $24.8227 per share to the provider of the facility subject to a maximum appreciation of $16.37 per equivalent share. The warrants were exercised at the date of the Green Tree Merger.

     During 1998, we repurchased senior subordinated notes with a par value of $73.3 million for $80.8 million. We recognized an extraordinary charge of $4.7 million (net of a $2.9 million tax benefit) as a result of such repurchases.

     During the fourth quarter of 1997 and the first quarter of 1998, both of the credit agencies that rated Green Tree's unsecured debt lowered its ratings. As a result of these actions, the borrowing rates on the finance segment's commercial paper increased and the issuance of commercial paper was curtailed.

     CHANGES IN PREFERRED STOCK

     During the first nine months of 1998, holders converted 167,450 shares of PRIDES into .6 million shares of common stock.

                         CONSECO, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              --------------------

     During the first nine months of 1997, holders converted 2,374,300 shares of PRIDES into 8.1 million shares of common stock. We paid $13.2 million to induce these conversions. Such payment is reflected in the consolidated financial statements as a dividend paid to such holders.

     CHANGES IN COMMON STOCK

     Changes in the number of shares of common stock outstanding for the first nine months of 1998 and 1997 were as follows (shares in thousands):

                                                                                                      Nine months ended
                                                                                                        September 30,
                                                                                                     -------------------
                                                                                                     1998           1997
                                                                                                     ----           ----

Balance, beginning of period...................................................................     310,012        293,359
   Stock options exercised.....................................................................       6,588         12,378
   Stock warrants exercised....................................................................         862            -
   Shares issued in conjunction with mergers...................................................         -           11,264
   Common shares converted from convertible subordinated debentures............................         916          5,135
   Common shares converted from PRIDES.........................................................         573          8,120
   Common stock acquired under option exercise and repurchase programs.........................      (5,852)       (18,774)
   Shares returned due to recomputation of bonus...............................................        (698)           -
   Shares issued under employee benefit and compensation plans.................................         608          1,302
                                                                                                    -------        -------

Balance, end of period.........................................................................     313,009        312,784
                                                                                                    =======        =======

     In 1994, we created an option exercise program in order to accelerate the recording of tax benefits we derive from the exercise of stock options and to better manage our capital structure. In the first quarter of 1998, Conseco's chief executive officer and three of its executive vice presidents exercised outstanding options to purchase approximately 2.4 million shares of Conseco common stock under Conseco's option exercise program. The options exercised would otherwise have remained exercisable until 2004. No cash was exchanged. The executives paid for the exercise price of the options and a portion of the applicable federal and state taxes by tendering previously owned shares. The Company withheld shares to cover a portion of the federal and state taxes owed by the executives as a result of the exercise transactions. The program resulted in the following changes to common stock and additional paid-in capital: (i) an increase for a tax benefit of $26.6 million (net of payroll taxes incurred of $1.1 million); (ii) an increase for the exercise price of $35.2 million; and
(iii) a decrease of $72.4 million related to shares withheld or tendered by the executives for the exercise price and for federal and state taxes. Net of shares withheld or tendered, we issued approximately .9 million shares of common stock to the executives under the program. As an inducement to encourage the exercise of options prior to their expiration date, we granted to the executive officers new options to purchase a total of 1.5 million shares at a price of $48.1875 per share (equal to the market price per share on the grant date) to replace the shares surrendered for taxes and the exercise price.

     During the first nine months of 1998, we paid $198.8  million to repurchase
4.4 million common shares under our share repurchase programs. We terminated our share repurchase program when we announced the Green Tree Merger.

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

                         CONSECO, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              --------------------

     STOCK OPTION PLANS

     As a result of the Green Tree Merger, all options previously issued by Green Tree became immediately exercisable on June 30, 1998. On March 1, 1998, prior to the time a merger was contemplated, Green Tree repriced certain of its employee stock options to the current market price.

     A summary of stock option activity and related information of the Company (including the combined stock options of Conseco and Green Tree) for the first nine months of 1998 is presented below (shares in thousands):


                                                                                Number of    Weighted average
                                                                                 shares       exercise price
                                                                                 ------       --------------

Outstanding at January 1, 1998.............................................        33,511          $24.78

   Granted in connection with:
     Traditional grants....................................................         5,353           44.91
     Option exercise program...............................................         1,502           48.19
     Repricing program of Green Tree prior to the merger...................         2,594           25.10
                                                                                   ------

       Total granted.......................................................         9,449           40.00
                                                                                   ------

   Exercised...............................................................        (6,588)          22.42

   Forfeited...............................................................        (2,110)          18.62

   Terminated in repricing program.........................................        (2,594)          37.13
                                                                                   ------

Outstanding at September 30, 1998..........................................        31,668           29.21
                                                                                   ======

     The following summarizes information about fixed stock options outstanding at September 30, 1998 (shares in thousands):

                                                      Options outstanding                 Options exercisable
                                            ----------------------------------------    ------------------------
                                                            Weighted        Weighted                    Weighted
                                                             average         average                     average
Range of                                      Number        remaining       exercise      Number        exercise
exercise prices                             outstanding  life (in years)      price     exercisable       price
---------------                             ------------ ---------------      -----     -----------       -----


 $ 3.24 -     4.86....................         829            2.7             $ 3.37         829        $   3.37
   5.00 -     6.91....................         550            3.4               5.57         550            5.57
   7.77 -    11.57....................         495            3.7              10.52         255           10.52
  11.79 -    16.57....................       7,889            5.1              14.33       1,652           13.73
  17.88 -    26.19....................       5,521            8.3              24.70       5,469           24.72
  27.19 -    30.41....................       1,463            5.9              29.58         665           28.92
  30.41  (Key Manager Program)........       1,100           24.0              30.41          -              -
  30.73 -    45.84....................       9,057            8.3              38.60       7,022           37.28
  46.71 -    51.28....................       4,764            9.0              49.87       1,536           48.21
                                            ------                                        ------

                                            31,668                                        17,978
                                            ======                                        ======

                         CONSECO, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              --------------------

     CHANGES IN MINORITY INTEREST

     Minority interest represents the interest of investors other than Conseco in our subsidiaries. Minority interest at September 30, 1998, included: (i) Company-obligated mandatorily redeemable preferred securities of subsidiary trusts with a carrying value of $1,872.9 million; and (ii) interest in the common stock of a subsidiary of $.7 million.

     Company-obligated mandatorily redeemable preferred securities of subsidiary trusts at September 30, 1998, were as follows:

                                                                                                                Estimated
                                                                                      Amount        Carrying      fair
                                                                                    outstanding       value       value
                                                                                    -----------       -----       -----
                                                                                              (Dollars in millions)

          8.70% Trust Originated Preferred Securities ("8.70% TOPrS")...........    $  500.0       $   483.4     $  506.3
          9.16% Trust Originated Preferred Securities ("9.16% TOPrS")...........       275.0           275.0        281.9
          8.70% Capital Trust Pass-through Securities ("TruPS").................       325.0           325.0        338.3
          8.796% Capital Securities.............................................       300.0           300.0        315.5
          FELINE PRIDES.........................................................       503.7           489.5        397.3
                                                                                    --------        --------     --------

                                                                                    $1,903.7        $1,872.9     $1,839.3
                                                                                    ========        ========     ========

     On August 24, 1998, Conseco Financing Trust V ("Trust V"), a wholly owned subsidiary of Conseco, issued 20 million of the 8.70% TOPrS at $25 per security. Each TOPrS security pays cumulative cash distributions at the annual rate of
8.70 percent of the stated $25 liquidation amount per security, payable quarterly. The TOPrS are fully and unconditionally guaranteed by Conseco. Proceeds from the offering of $483.4 million (after underwriting and associated costs) were used by the trust to purchase a subordinated debenture from Conseco. Conseco then used the net proceeds to repay bank debt and commercial paper borrowings. Conseco has the right to redeem the securities at any time, in whole or in part, on or after September 30, 2003, at the principal amount plus accrued and unpaid interest. The securities are subordinated to all senior indebtedness of Conseco and mature on September 30, 2028. Conseco may extend the maturity date by one or more periods, but in no event later than September 30, 2047. The terms of the TOPrS parallel the terms of Conseco's debentures held by Trust V, which debentures account for substantially all of the assets of Trust V.

     In January 1998, Conseco Financing Trust IV issued 74,900 FELINE PRIDES were issued for a total of $3.7 million to cover the over-allotments associated with the original offering of such securities in December 1997.

     DIRECTOR, OFFICER AND KEY EMPLOYEE STOCK PURCHASE PLAN

     The Director, Officer and Key Employee Stock Purchase Plan is designed to encourage direct, long-term ownership of Conseco common stock by Board members, executive officers and certain senior officers. In the third quarter of 1998, the Board of Directors expanded the program to allow for the purchase of 4.5 million additional shares by directors, selected officers and key employees of Conseco and its subsidiaries. Under the program, 12.5 million shares of Conseco common stock have been purchased since 1996 in open market transactions with independent parties. Purchases were financed by personal loans to the participants from a bank. Such loans are collateralized by the Conseco common stock purchased. Conseco has guaranteed the loans, but has recourse to the participants if it incurs a loss under the guarantee. In addition, we provide loans to the participants for interest payments on the loans. As of September 30, 1998, approximately 180 directors, officers and key employees participate in the plan. At September 30, 1998, the bank loans guaranteed by us totaled $428.6 million, and the loans provided by us for interest totaled $18.3 million. At September 30, 1998, the balance of the loans guaranteed by Conseco exceeded the value of common stock collateralizing the loans by $93.3 million.

     RECENTLY ISSUED ACCOUNTING STANDARDS

     Statement of Financial Accounting Standards No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" ("SFAS 132") was issued in February 1998 and revises current disclosure requirements for employers' pensions and other

                         CONSECO, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              --------------------

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

     Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") was issued in June 1998. SFAS 133 requires all derivative instruments to be recorded on the balance sheet at estimated fair value. Changes in the fair value of derivative instruments are to be recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, on the type of hedge transaction. SFAS 133 is effective for year 2000. We are currently evaluating the impact SFAS 133 will have on our financial statements, although at present, we do not believe it will have a material effect on our financial position or results of operations.

     LITIGATION

     Green Tree has been served with various related lawsuits which were filed in the United States District Court for the District of Minnesota. These lawsuits were filed as purported class actions on behalf of persons or entities who purchased common stock or options of Green Tree during the alleged class periods that generally run from February 1995 to January 1998. One such action did not include class action claims. In addition to Green Tree, certain current and former officers and directors of Green Tree are named as defendants in one or more of the lawsuits. Green Tree and other defendants have obtained an order from the United States District Court for the District of Minnesota consolidating the lawsuits seeking class action status into two actions: one which pertains to a purported class of common stockholders and the other which pertains to a purported class of stock option traders. Plaintiffs in the lawsuits assert claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. In each case, plaintiffs allege that Green Tree and the other defendants violated federal securities laws by, among other things, making false and misleading statements about the current state and future prospects of Green Tree (particularly with respect to prepayment assumptions and performance of certain loan portfolios of Green Tree) which allegedly rendered Green Tree's financial statements false and misleading. The Company believes that the lawsuits are without merit and intends to defend such lawsuits vigorously. Green Tree has filed a motion to dismiss the lawsuits, which is pending.

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

     CONSOLIDATED STATEMENT OF CASH FLOWS

     The following non-cash items were excluded from the consolidated statement of cash flows in 1998: (i) the acquisition of common stock of $35.2 million pursuant to the tender of shares under the option exercise program; (ii) the issuance of common stock under stock option and employee benefit plans of $16.8 million; (iii) the tax benefit of $42.8 million related to the issuance of common stock under employee benefit plans; (iv) the conversion of $10.2 million of PRIDES into .6 million shares of common stock; and (v) the conversion of $12.0 million par value of convertible debentures into .9 million shares of common stock.

     The following non-cash items were excluded from the consolidated statement of cash flows in 1997: (i) the acquisition of common stock of $119.8 pursuant to the tender of shares under the option exercise program; (ii) the issuance of common stock valued at $458.2 million related to the acquisition of Capitol American Financial Corporation and the acquisition (the "PFS Merger") of Pioneer Financial Services, Inc. ; (iii) the issuance of $184.9 million of common stock under employee benefit plans; (iv) the tax benefit of $86.8 million related to the issuance of common stock under employee benefit plans; (v) the conversion of $145.1 million of PRIDES into 8.1 million shares of common stock; (vi) the conversion of $66.2 million par value of convertible debentures into 5.1 million shares of common stock with a recorded value of $154.4 million; and (vii) the issuance of the Leucadia Notes in connection with the

                         CONSECO, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              --------------------

acquisition (the "Colonial Penn Purchase") of Conseco Direct Life Insurance Company (formerly Colonial Penn Life Insurance Company and Providential Life Insurance Company) and certain other assets (collectively referred to as "Colonial Penn").

     SUBSEQUENT EVENT

     In October 1998, Conseco Financing Trust VI ("Trust VI"), a wholly owned subsidiary of Conseco, issued 9.2 million of 9% Trust Originated Preferred Securities ("9% TOPrS") at $25 per security, including over-allotments of 1.2 million securities. Each 9% TOPrS security pays cumulative cash distributions at the annual rate of 9% of the stated $25 liquidation amount per security, payable quarterly. The 9% TOPrS are fully and unconditionally guaranteed by Conseco. Proceeds from the offering of $222.3 million (after underwriting and associated costs) were used by the trust to purchase a subordinated debenture from Conseco. Conseco then used the net proceeds to repay commercial paper. Conseco has the right to redeem the securities at any time, in whole or in part, on or after December 31, 2003, at the principal amount plus accrued and unpaid interest. The securities are subordinated to all senior indebtedness of Conseco and mature on December 31, 2028. Conseco may extend the maturity date by one or more periods, but in no event later than December 31, 2047. The terms of the 9% TOPrS parallel the terms of Conseco's debentures held by Trust VI, which debentures account for substantially all of the assets of Trust VI.

                         CONSECO, INC. AND SUBSIDIARIES
                              --------------------

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The following discussion highlights material factors affecting our results of operations and significant changes in our balance sheet. Many of the changes in 1998 and 1997 affecting our results of operations were caused by: (i) the PFS Merger effective April 1, 1997; (ii) the Colonial Penn Purchase effective September 30, 1997; (iii) the acquisition (the "WNIC Merger") of Washington National Corporation ("WNIC"), effective December 1, 1997; and (iv) various financing transactions described in the notes to the consolidated financial statements included herein and in the notes to the supplemental consolidated financial statements included in Exhibit 99.1 to Conseco's Current Report on Form 8-K dated June 30, 1998, as amended. Such supplemental consolidated financial statements as of December 31, 1997 and 1996, and for each of the three years ended December 31, 1997, give retroactive effect to the Green Tree Merger which was accounted for as a pooling of interests. These transactions also caused significant changes in our balance sheet during these periods. This discussion should be read in conjunction with the supplemental consolidated financial statements and notes included herein and in Exhibit 99.1 to Conseco's Current Report on Form 8-K dated June 30, 1998, as amended.

     RESULTS OF OPERATIONS

     During the third quarter of 1998, we redefined our business segments consistent with the requirements of SFAS 131. The segments presented below ((i) the insurance and fee-based segment; and (ii) the finance segment) contain the same operating data and results our managers use to evaluate the performance of our business and allocate resources.

                         CONSECO, INC. AND SUBSIDIARIES
                              --------------------

     Consolidated Results and Analysis

     The following table and narrative summarize the consolidated results of our operations:

                                                                           Three months ended         Nine months ended
                                                                              September 30,             September 30,
                                                                          --------------------       -------------------
                                                                           1998           1997       1998           1997
                                                                           ----           ----       ----           ----
                                                                          (Dollars in millions, except per share amounts)
Operating earnings, net of taxes..................................        $297.8        $269.9      $ 767.2       $724.3
Net investment gains (losses), net of related costs, amortization
   and taxes......................................................         (15.0)         42.8        (23.6)        39.0
Nonrecurring charges, net of taxes................................           -           (40.5)      (498.0)       (44.8)
                                                                          ------        ------      -------       ------

       Income before extraordinary charge.........................         282.8         272.2        245.6        718.5

Extraordinary charge, net of taxes................................          12.3            .7         42.6          6.2
                                                                          ------        ------      -------       ------

       Net income.................................................         270.5         271.5        203.0        712.3

Less amounts applicable to preferred stock:
   Charge related to induced conversions..........................           -             -            -           13.2
   Preferred stock dividends......................................           1.8           2.2          6.0          6.7
                                                                          ------        ------      -------       ------

       Net income applicable to common stock......................        $268.7        $269.3      $ 197.0       $692.4
                                                                          ======        ======      =======       ======

Per diluted common share:
   Weighted average shares outstanding (in thousands).............       332,256       339,698      327,119      338,597
                                                                         =======       =======      =======      =======

   Operating earnings, net of taxes...............................         $ .90         $ .79       $ 2.33        $2.14
   Net investment gains (losses) net of related costs,
     amortization and taxes.......................................          (.05)          .13         (.08)         .11
   Nonrecurring charges, net of taxes.............................           -            (.12)       (1.52)        (.13)
   Charge related to induced conversion of preferred stock........           -             -            -           (.04)
                                                                           -----         -----       ------        -----

       Income before extraordinary charge.........................           .85           .80          .73         2.08

   Extraordinary charge, net of taxes.............................           .04           -            .13          .02
                                                                           -----         -----       ------        -----

       Net income.................................................         $ .81         $ .80       $  .60        $2.06
                                                                           =====         =====       ======        =====

     Our third quarter 1998 operating earnings were $297.8 million, or 90 cents per diluted share, up 10 percent and 14 percent, respectively, over the third quarter of 1997. Operating earnings during the first nine months of 1998 were $767.2 million, or $2.33 per diluted share, up 5.9 percent and 8.9 percent, respectively, over the first nine months of 1997. Operating earnings increased in the third quarter of 1998 due to: (i) an increase in operating earnings from the insurance segment as a result of recent acquisitions and the growth and increased profitability of the business in force; and (ii) portfolio growth in the finance segment which increased income from sales of receivables, interest, servicing and commissions. Operating earnings increased in the first nine months of 1998 due to increases in operating earnings from the insurance segment as a result of increased premiums and business in force; partially offset by a decrease in operating earnings from the finance segment as a result of changes in the assumptions used to calculate the gain on sale of finance receivables which reduced the amount of the gain as a percentage of total loans sold. The percentage change in operating earnings differed from the percentage change in operating earnings per diluted share primarily because of the decrease in weighted average diluted common shares outstanding in the third quarter of 1998 and in the first nine months of 1998. The decrease in weighted average diluted shares reflects the decrease in average common stock equivalents outstanding.

                         CONSECO, INC. AND SUBSIDIARIES
                              --------------------

     Net income of $270.5 million in the third quarter of 1998, or 81 cents per diluted share, included (i) net investment losses (net of related costs, amortization and taxes) of $15.0 million, or 5 cents per share; and (ii) an extraordinary charge (net of taxes) of $12.3 million, or 4 cents per share, related to early retirement of debt. Net income of $271.5 million in the third quarter of 1997, or 80 cents per diluted share, included: (i) net investment gains (net of related costs, amortization and taxes) of $42.8 million, or 13 cents per share; (ii) nonrecurring charges (net of taxes) of $40.5 million, or 12 cents per share, related to premium deficiencies on our Medicare supplement business in the state of Massachusetts; and (iii) an extraordinary charge (net of taxes) of $.7 million, or nil per share, related to early retirement of debt.

     Net income of $203.0 million in the first nine months of 1998, or 60 cents per diluted share, included (i) net investment losses (net of related costs, amortization and taxes) of $23.6 million, or 8 cents per share; (ii) an extraordinary charge (net of taxes) of $42.6 million, or 13 cents per share, related to early retirement of debt; and (iii) a nonrecurring charge (net of taxes) of $498.0 million, or $1.52 per share, related to the merger related costs incurred in conjunction with the Green Tree Merger and the charge to reduce the value of interest-only securities and servicing rights. Net income of $712.3 million in the first nine months of 1997, or $2.06 per share, included
(i) net investment gains (net of related costs, amortization and taxes) of $39.0 million, or 11 cents per share; (ii) a nonrecurring charge (net of taxes) of $44.8 million, or 13 cents per share, related to the previously discussed charges related to our Massachusetts Medicare supplement business and the death of an officer; (iii) a charge of 4 cents per share related to the induced conversion of preferred stock; and (iv) an extraordinary charge (net of taxes) of $6.2 million, or 2 cents per share, related to early retirement of debt.

     Total revenues in the third quarter of 1998 and 1997 include net investment gains of $24.7 million and $116.4 million, respectively. Excluding net investment gains, total revenues were $1,897.0 million in the third quarter of 1998, up 11 percent from $1,713.7 million in the third quarter of 1997. Total revenues in the first nine months of 1998 and 1997 include net investment gains of $141.8 million and $137.3 million, respectively. Excluding net investment gains, total revenues were $5,604.0 million in the first nine months of 1998, up 18 percent from $4,734.8 million in the first nine months of 1997. Total revenues in the 1998 periods include revenues of PFS, Colonial Penn and WNIC. Total revenues in the nine month period of 1997 include revenues of PFS for the second and third quarters of 1997.

                         CONSECO, INC. AND SUBSIDIARIES
                              --------------------

     First Nine Months of 1998 Compared with the First Nine Months of 1997:

     The following tables and narratives summarize the results of our operations by operating segment.

                                                                                    Three months ended       Nine months ended
                                                                                       September 30,           September 30,
                                                                                    ------------------      ------------------
                                                                                    1998          1997       1998        1997
                                                                                    ----          ----       ----        ----
                                                                                              (Dollars in millions)
Operating  income  before  income  taxes,  minority  interest and extraordinary charge:

   Insurance and fee-based operations...........................................    $338.7       $294.5     $1,022.2   $  795.2
   Finance operations...........................................................     202.8        189.9        406.5      510.5
   Corporate interest and other expenses........................................     (51.1)       (29.4)      (133.9)     (88.5)
                                                                                    ------       ------     --------   --------

       Total consolidated operating income before income taxes, minority
         interest and extraordinary charge......................................     490.4        455.0      1,294.8    1,217.2

Net investment gains (losses), net of related costs and amortization............     (16.2)        72.6        (13.7)      66.9
Nonrecurring charges............................................................        -         (62.4)      (688.0)     (71.7)
                                                                                    ------       ------     --------   --------

       Income before income taxes, minority interest and extraordinary
         charge.................................................................     474.2        465.2        593.1    1,212.4

Income tax expense..............................................................     169.2        179.2        287.1      456.0
                                                                                    ------      -------     --------   --------

       Income before minority interest and extraordinary charge.................     305.0        286.0        306.0      756.4

Minority interest in consolidated subsidiaries:
   Distributions on Company-obligated mandatorily redeemable
     preferred securities of subsidiary trusts..................................      22.2         13.0         60.4       34.6
   Dividends on preferred stock of subsidiaries.................................         -           .8           -         3.3
                                                                                    ------       ------     --------   --------

       Income before extraordinary charge.......................................     282.8        272.2        245.6      718.5

Extraordinary charge on extinguishment of debt, net of taxes....................      12.3           .7         42.6        6.2
                                                                                    ------       ------     --------   --------

       Net income...............................................................    $270.5       $271.5     $  203.0   $  712.3
                                                                                    ======       ======     ========   ========

                         CONSECO, INC. AND SUBSIDIARIES
                              --------------------

Insurance and fee-based operations

                                                                           Three months ended        Nine months ended
                                                                              September 30,            September 30,
                                                                           -------------------      -------------------
                                                                           1998          1997       1998           1997
                                                                           ----          ----       ----           ----
                                                                                       (Dollars in millions)
Premiums collected:
   Annuities........................................................... $   488.4    $   429.5    $ 1,538.5    $ 1,248.8
   Supplemental health.................................................     496.5        462.3      1,486.6      1,342.0
   Life................................................................     223.2        171.9        680.6        491.4
   Individual and group major medical..................................     219.8        212.6        666.3        511.0
   Other...............................................................      21.9         13.4         88.2         46.1
                                                                        ---------    ---------    ---------    ---------

       Total premiums collected........................................ $ 1,449.8    $ 1,289.7    $ 4,460.2    $ 3,639.3
                                                                        =========    =========    =========    =========

Average insurance liabilities:
   Annuities:
     Mortality based................................................... $   665.8    $   601.7    $   681.0    $   612.1
     Equity-linked.....................................................   1,006.6        297.1        800.6        198.7
     Deposit based.....................................................  11,542.6     11,230.0     11,813.9     11,256.2
   Health..............................................................   4,611.9      3,668.1      4,400.1      3,516.8
   Life:
     Interest sensitive................................................   4,156.1      3,282.0      4,143.0      3,154.7
     Non-interest sensitive............................................   2,766.2      2,247.2      2,738.4      2,147.5
                                                                        ---------    ---------    ---------    ---------

       Total average insurance liabilities, net of reinsurance
         receivables................................................... $24,749.2    $21,326.1    $24,577.0    $20,886.0
                                                                        =========    =========    =========    =========

Insurance policy income................................................ $   989.1    $   885.8    $ 2,969.0    $ 2,440.9
Net investment income:
   General account invested assets.....................................     491.2        432.1      1,469.0      1,250.7
   Equity-indexed products based on S&P 500 Index......................     (23.9)         9.0         48.1         26.5
   Separate account assets.............................................       1.8         19.5         39.5         37.5
Fee revenue and other income...........................................      21.0         20.7         67.8         50.1
                                                                        ---------    ---------    ---------    ---------

       Total revenues (a)..............................................   1,479.2      1,367.1      4,593.4      3,805.7
                                                                        ---------    ---------    ---------    ---------

Insurance policy benefits..............................................     694.1        618.4      2,055.9      1,686.9
Amounts added to policyholder account balances:
   Annuity products other than those listed below......................     183.3        180.3        553.9        524.6
   Equity-indexed products based on S&P 500 Index......................     (26.9)         9.0         44.0         26.5
   Variable annuity products...........................................       1.8         19.5         39.5         37.5
Amortization related to operations.....................................     123.1         92.3        359.4        310.8
Interest expense on investment borrowings..............................      14.8          9.4         51.9         17.7
Other operating costs and expenses.....................................     150.3        143.7        466.6        406.5
                                                                        ---------    ---------    ---------    ---------

       Total benefits and expenses (a).................................   1,140.5      1,072.6      3,571.2      3,010.5
                                                                        ---------    ---------    ---------    ---------

       Operating income before income taxes, minority interest and
         extraordinary charge..........................................     338.7        294.5      1,022.2        795.2

Net investment gains (losses), net of related costs and amortization...     (16.2)        72.6        (13.7)        66.9
Nonrecurring charges...................................................        -         (62.4)          -         (62.4)
                                                                        ---------    ---------    ---------    ---------

       Income before income taxes, minority interest and
         extraordinary charge.......................................... $   322.5    $   304.7    $ 1,008.5    $   799.7
                                                                        =========    =========   ==========    =========




                                   (continued)

                         CONSECO, INC. AND SUBSIDIARIES
                              --------------------


                                                                           Three months ended        Nine months ended
                                                                              September 30,            September 30,
                                                                           ------------------       -------------------
                                                                           1998          1997       1998           1997
                                                                           ----          ----       ----           ----
                                                                                       (Dollars in millions)

Ratios:
 Investment income,  net of interest  credited on annuities and universal life products less interest expense on investment borrowings as a
   percentage of insurance liabilities (annualized).....................    4.61%        4.40%        4.54%        4.32%
 Operating costs and expenses as a percentage of average insurance
   liabilities, net of reinsurance (annualized).........................    4.42         4.43         4.49         4.58

Health loss ratios:
  Medicare Supplement:
    Insurance policy benefits and change in reserves....................  $143.4       $140.4       $440.5       $403.3
    Loss ratio..........................................................   66.73%       68.55%       67.92%       70.33%

  Long-Term Care:
    Insurance policy benefits and change in reserves....................  $125.6       $ 95.9       $358.0       $296.3
    Loss ratio..........................................................   67.91%       56.31%       65.62%       59.22%

  Specified Disease:
    Insurance policy benefits and change in reserves....................  $ 60.4       $ 64.7       $169.4       $175.3
    Loss ratio..........................................................   62.30%       66.31%       58.68%       60.63%

  Major Medical:
    Insurance policy benefits and change in reserves....................  $170.7       $161.5       $506.3       $401.1
    Loss ratio..........................................................   78.39%       77.19%       76.18%       78.36%

  Other:
    Insurance policy benefits and change in reserves....................  $ 19.7       $ 10.9       $ 68.6       $ 28.6
    Loss ratio..........................................................   66.64%       78.80%       67.57%       64.62%

--------------------
(a) Revenues exclude net investment gains (losses); benefits and expenses exclude amortization related to realized gains.

     General: This operating segment primarily includes the Company's life insurance subsidiaries which develop, market and administer annuity, supplemental health, individual life insurance, individual and group major medical and other insurance products. The products are distributed through a career agency force, professional independent producers and direct response marketing. The segment's 1998 results are affected by recent acquisitions including PFS effective April 1, 1997, Colonial Penn effective September 30, 1997 and WNIC effective December 1, 1997.

     Premiums collected by this segment in the third quarter of 1998 were $1.4 billion, up 12 percent over 1997. Premiums collected in the first nine months of 1998 were $4.5 billion, up 23 percent over 1997. The increase is primarily due to the recent acquisitions and premium rate increases. Rates of increase over the prior periods, when such prior period amounts are adjusted to include premiums collected by the acquired companies prior to the date they were acquired by Conseco, but excluding in both periods premiums from discontinued health products, were 4.7 percent for the third quarter of 1998 and 7.6 percent for the first nine months of 1998.

     Annuity premiums accounted for 34 percent of this segment's collected premiums in the first nine months of 1998 and 1997. Collected premiums on annuities increased 14 percent, to $488.4 million, in the third quarter of 1998 and increased 23 percent, to $1.5 billion, in the first nine months of 1998.

     Supplemental health premiums accounted for 33 percent of this segment's premiums in the first nine months of 1998 compared with 37 percent in 1997. Supplemental health premiums collected increased 7.4 percent, to $496.5 million, in the third quarter of 1998 and increased 11 percent, to $1.5 billion, in the first nine months of 1998.

                         CONSECO, INC. AND SUBSIDIARIES
                              --------------------

     Life premiums accounted for 15 percent of this segment's premiums in the first nine months of 1998 compared with 14 percent in 1997. Life premiums collected increased 30 percent, to $223.2 million, in the third quarter of 1998 and increased 39 percent, to $680.6 million, in the first nine months of 1998.

     Individual and group major medical premiums accounted for 15 percent of this segment's premiums in the first nine months of 1998 compared with the 14 percent in 1997. Individual and group major medical premiums collected increased
3.4 percent, to $219.8 million, in the third quarter of 1998 and increased 30 percent, to $666.3, in the first nine months of 1998.

     Other insurance premiums accounted for 2.0 percent of this segment's premiums in the first nine months of 1998 compared with 1.3 percent in 1997. Other insurance premiums collected increased 63 percent, to $21.9 million, in the third quarter of 1998 and increased 91 percent, to $88.2, in the first nine months of 1998.

     See "Sales by Insurance Subsidiaries" for further analysis of insurance premiums by product.

     Average insurance liabilities, net of reinsurance receivables, in the third quarter of 1998 were $24.7 billion, up 16 percent over 1997. Average insurance liabilities, net of reinsurance receivables, in the first nine months of 1998 were $24.6 billion, up 18 percent over 1997.

     Insurance policy income is comprised of premiums earned on the segment's policies which provide mortality or morbidity coverage; and (ii) fees and other charges made against other policies. Such income has increased consistent with the explanations for premiums collected in "Sales by Insurance Subsidiaries."

     Net investment income on general account invested assets (excluding income on separate account assets related to variable annuities and excluding the income and change in the fair value of S&P 500 Call Options related to equity-indexed products) increased 14 percent, to $491.2 million, in the third quarter of 1998 and increased 17 percent, to $1,469.0 million, in the first nine months of 1998. This increase primarily reflects: (i) the increase in general account invested assets acquired in conjunction with the recent acquisitions; and (ii) fluctuations in income of limited partnerships and other investments.

     Net investment income from the change in fair value of S&P 500 Call Options is substantially offset by a corresponding charge to amounts added to policyholder account balances for equity-indexed products. Such income and related charge fluctuate based on the performance of the S&P 500 Index to which the returns on such products are linked. Such amount for the third quarter of 1998 reflects the impact of recent declines in the S&P 500 Index.

     Net investment income on separate account assets is offset by a corresponding charge to amounts added to policyholder account balances for variable annuity products. Such income and related charge fluctuate in relationship to total separate account assets and the return earned on such assets. Third quarter 1998 income reflects the impact of the recent declines in market values of securities held in these accounts.

     Insurance policy benefits increased in the third quarter of 1998 and in the first nine months of 1998 primarily as a result of the amount of business in force on which benefits are incurred.

     The health loss ratios of several lines increased during the third quarter of 1998, reflecting higher than expected claims in the major medical and long-term care products distributed through independent agents. The increased claims are attributable primarily to normal volatility and delays we are experiencing in achieving regulatory approval for rate increases. We are taking several steps to improve the profitability of these products including: (i) continuing to aggressively pursue rate increases; (ii) implementing additional case management strategies to better control the severity of long-term care and major medical claims; and (iii) introducing new products which allow us to better control claim costs.

     Amounts added to policyholder account balances for interest expense on annuity products increased 1.7 percent, to $183.3 million, in the third quarter of 1998 and increased 5.6 percent, to $553.9 million, in the first nine months of 1998 primarily due to a larger block of annuity business in force in the first nine months of 1998, partially offset by a reduction in crediting rates. The weighted average crediting rates for these annuity liabilities decreased .3 percentage points, to 4.6 percent, in the first nine months of 1998.

                         CONSECO, INC. AND SUBSIDIARIES
                              --------------------

     Amortization related to operations includes amortization of: (i) the cost of policies produced; (ii) the cost of policies purchased; and (iii) goodwill related to this segment's business. The amount of amortization increased primarily because of the increase in balances subject to amortization as a result of recent acquisitions.

     The cost of policies produced represents costs that vary with, and are primarily related to, the production of new business. Costs deferred may represent amounts paid in the period new business is written (such as underwriting costs and first year commissions) or in periods after the business is written (such as commissions paid in subsequent years in excess of ultimate commissions paid).

     Interest expense on investment borrowings increased primarily as a result of increased investment borrowing activities. Investment borrowings averaged approximately $1.2 billion during the first nine months of 1998 compared to $431.2 million during the same period of 1997.

     Other operating costs and expenses increased in the 1998 periods compared to 1997 primarily as a result of expenses of recently acquired companies.

     Net investment gains (losses), net of related costs and amortization often fluctuate from period to period. Selling securities at a gain and reinvesting the proceeds at lower yields may, absent other management action, tend to decrease future investment yields. We believe, however, that the following factors mitigate the adverse effect of such decreases on net income: (i) we recognized additional amortization of cost of policies purchased and cost of policies produced in order to reflect reduced future yields (thereby reducing such amortization in future periods); (ii) we can reduce interest rates credited to some products, thereby diminishing the effect of the yield decrease on the investment spread; and (iii) the investment portfolio grows as a result of reinvesting the investment gains. As a result of the sales of fixed maturity investments, the amortization of the cost of policies purchased and the cost of policies produced increased $40.9 million and $43.8 million in the third quarter of 1998 and 1997, respectively, and increased $155.5 million and $70.4 million in the first nine months of 1998 and 1997, respectively.

                         CONSECO, INC. AND SUBSIDIARIES
                              --------------------

Finance operations:

                                                                         Three months ended         Nine months ended
                                                                           September 30,              September 30,
                                                                        --------------------       -------------------
                                                                        1998            1997       1998           1997
                                                                        ----            ----       ----           ----
                                                                                      (Dollars in millions)

Contract originations:
   Manufactured housing and consumer finance.........................  $ 2,050.7     $ 1,889.5    $ 5,529.0     $ 4,880.9
   Mortgage and retail services......................................    1,701.4       1,134.9      4,656.4       2,813.5
   Commercial........................................................    1,950.3       1,477.8      5,310.7       3,628.0
                                                                       ---------     ---------    ---------     ---------

     Total...........................................................  $ 5,702.4     $ 4,502.2    $15,496.1     $11,322.4
                                                                       =========     =========    =========     =========

Sales of receivables:
   Manufactured housing..............................................  $ 1,650.0     $ 1,600.0    $ 4,206.5     $ 3,970.0
   Home equity/home improvement......................................    1,399.9         761.7      2,979.0       2,028.6
   Consumer/equipment................................................      800.0         488.2      1,574.5       1,215.5
   Leases............................................................      291.2           -          291.2           -
   Commercial and retail revolving credit............................       34.7         224.4        523.0         224.4
                                                                       ---------     ---------    ---------     ---------

     Total...........................................................  $ 4,175.8     $ 3,074.3    $ 9,574.2     $ 7,438.5
                                                                       =========     =========    =========     =========

Managed receivables (average):
   Manufacturing housing and consumer finance........................  $21,797.8     $18,069.0    $20,755.9     $16,952.7
   Mortgage and retail services......................................    7,460.7       3,949.1      6,522.2       3,233.9
   Commercial........................................................    4,635.5       2,772.5      4,030.5       2,479.1
                                                                       ---------     ---------    ---------     ---------

     Total...........................................................  $33,894.0     $24,790.6    $31,308.6     $22,665.7
                                                                       =========     =========    =========     =========

Net investment income:
   Finance receivables and other.....................................  $    59.2     $    54.6    $   175.8     $   141.4
   Interest-only securities..........................................       34.2          32.7        103.8          88.9
Gain on sale of finance receivables..................................      257.9         211.6        543.8         568.7
Fee revenue and other income.........................................       66.5          47.7        187.2         130.1
                                                                       ---------     ---------    ---------     ---------

     Total revenues..................................................      417.8         346.6      1,010.6         929.1
                                                                       ---------     ---------    ---------     ---------

Finance interest expense.............................................       56.6          45.2        160.3         111.4
Other operating costs and expenses...................................      158.4         111.5        443.8         307.2
                                                                       ---------     ---------    ---------     ---------

     Total expenses..................................................       15.0         156.7        604.1         418.6
                                                                       ---------     ---------    ---------     ---------

     Operating income before income taxes, minority interest
       and extraordinary charge......................................      202.8         189.9        406.5         510.5

Nonrecurring charges.................................................         -             -         688.0            -
                                                                       ---------     ---------    ---------     ---------

     Income (loss) before income taxes, minority interest and
       extraordinary charge..........................................  $   202.8     $   189.9    $  (281.5)    $   510.5
                                                                       =========     =========    =========     =========

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

     Contract originations in the third quarter of 1998 were $5.7 billion, up 27 percent over 1997. Contract originations in the first nine months of 1998 were $15.5 billion, up 37 percent over 1997.

                         CONSECO, INC. AND SUBSIDIARIES
                              --------------------

     Manufactured housing and consumer finance contract originations increased $648.1 million, or 13 percent, during the first nine months of 1998 over 1997. The number of contracts originated during the 1998 period increased 3.2 percent to approximately 188,000 contracts and the average contract size increased 9.8 percent to approximately $29,000.

     Mortgage and retail services contract originations increased $1.8 billion, or 66 percent, during the first nine months of 1998 over 1997. The increase is primarily the result of the segment's continued expansion of the home equity retail origination network.

     Commercial originations increased $1.7 billion, or 46 percent, during the first nine months of 1998 over 1997. The increase reflects higher production in all areas of commercial financing.

     Sales of receivables occur when the segment sells finance receivables it originates in secondary markets through securitizations. The total receivables sold in a particular period is dependent on many factors including: (i) the volume of recent originations; (ii) market conditions; and (iii) the availability and cost of alternative financing. Total finance receivables sold in the third quarter of 1998 increased 36 percent from 1997. Total finance receivables sold in the first nine months of 1998 were up 29 percent over 1997. Total finance receivables held by the Company were $3.3 billion at September 30, 1998, an increase of $1.3 billion over December 31, 1997, as a result of both:
(i) increases in the pace of originations; and (ii) the previously announced change in our strategy to hold more loans for sale late in each quarter in order to place them in the market early in the next quarter when the supply of securitizations in the market is expected to be lower and the spreads are expected to be better.

     Managed receivables include finance receivables sold through securitizations as well as finance receivables and retained interests in finance receivables held by the Company. The average managed receivables serviced by the segment increased to $33.9 billion in the third quarter of 1998, a 37 percent increase over the same period in 1997 and increased 38 percent in the first nine months of 1998.

     Net investment income on finance receivables consists of interest earned on the segment's unsold finance receivables and interest income on short-term and other investments. Such income increased 8.4 percent, to $59.2 million, in the third quarter of 1998 and increased 24 percent, to $175.8 million, in the first nine months of 1998. The increases are consistent with the increases in average finance receivables during the 1998 periods. The weighted average yield earned on finance receivables was 8.4 percent and 10.7 percent during the first nine months of 1998 and 1997, respectively. The decrease in 1998 primarily reflects the establishment of additional provisions for uncollectible accounts.

     Net investment income on interest-only securities represents the accretion recognized on the interest-only securities retained when finance receivables are sold. Such income increased 4.6 percent, to $34.2 million, in the third quarter of 1998 and increased 17 percent, to $103.8 million, in the first nine months of 1998. The increases are consistent with the change in the average balance of interest-only securities during the periods and the change in the discount rate assumption used to value interest-only securities described below under gain on sale of finance receivables. The weighted average yields earned on interest-only securities were 11.8 percent and 10.1 percent during the first nine months of 1998 and 1997, respectively.

     Gain on sale of finance receivables represents the difference between the proceeds from the sale, net of related transaction costs, and the allocated carrying amount of the receivables sold. The allocated carrying amount is determined by allocating the original amount of the receivables between the portion sold and any retained interests (securities classified as fixed maturities, interest-only securities and servicing rights), based on their relative fair values at the time of sale. Assumptions used in calculating the estimated fair value of interest-only securities and servicing rights are subject to volatility that could materially affect operating results.
Prepayments from competition, obligor mobility, general and regional economic conditions and prevailing interest rates, as well as actual losses incurred, may vary from the performance projected.

     Gain on  sale of  finance  receivables  increased  22  percent,  to  $257.9 million, in the third quarter of 1998 and decreased 4.4 percent, to $543.8 million, in the first nine months of 1998. Such gain fluctuates when changes occur in: (i) the amount of loans sold; (ii) market conditions; (iii) the amount and type of interest retained in the receivables sold; and (iv) changes in assumptions used to calculate the gain. Recent experience has indicated that prepayment rates have exceeded expectations for loans sold in prior periods. In addition, the market yields of publicly traded securities that are similar to our interest-only securities increased during the second quarter, increasing the market discount rate used when calculating gains. Assumptions used to determine the gains in the 1998 periods reflect higher prepayment assumptions and higher discount rates. Accordingly, the amount of gain as a percentage of closed end loans sold has decreased to 6.23 percent in the third quarter of 1998 from 7.49 percent in the third quarter of 1997 and 6.53 percent in the first nine months of 1998 compared to 7.93 percent in the first nine months of 1997.

                         CONSECO, INC. AND SUBSIDIARIES
                              --------------------

     Current conditions in the credit markets and resulting pricing of certain lower rated securities have caused us to hold, rather than sell, certain securities resulting from our securitizations. As a result, no gain on sale is recognized on the securities held, thereby decreasing such gain in the current quarter. However, the interest income on the securities held, net of related interest expense, would increase income over the life of the securities held. In addition, volatility in the asset-backed securities market has caused a reduction in the profit we realized in our first securitization in the fourth quarter of 1998. See "Liquidity for finance operations" for further information concerning these matters.

     Fee revenue and other income includes servicing income, commissions earned on new insurance policies written and renewals on existing policies, as well as other income from late fees. Such income increased 39 percent, to $66.5 million, in the third quarter of 1998 and increased 44 percent, to $187.2 million, in the first nine months of 1998. The increase reflects: (i) the growth in the segment's servicing portfolio on which servicing income is earned; and (ii) the increase in net written insurance premiums consistent with the growth of the segment's managed receivables.

     Finance interest expense increased 25 percent, to $56.6 million, in the third quarter of 1998 and increased 44 percent, to $160.3 million, in the first nine months of 1998. The increase primarily reflects increased borrowings to fund loan originations, commercial revolving credit and lease portfolio financings during the 1998 periods and an increase in our average inventory of finance receivables, net of a decrease in our average borrowing rate. The weighted average interest rates on our borrowings were 7.4 percent and 8.1 percent during the first nine months of 1998 and 1997, respectively.

     Other operating costs and expenses include the costs associated with servicing the segment's managed receivables and non- deferrable costs related to the origination of new loans. Such expense increased 42 percent, to $158.4 million, in the third quarter of 1998 and increased 44 percent, to $443.8 million, in the first nine months of 1998. The increase reflects: (i) the growth in the segment's servicing portfolio; and (ii) the increased volume of contracts originated.

     Nonrecurring charges include: (i) merger related costs (including investment banking, accounting, legal and regulatory fees and other costs associated with the Green Tree Merger) of $148 million; and (ii) a charge to reduce the value of interest-only securities and servicing rights of $540 million.

     During the second quarter of 1998, prepayments on loan contracts continued to exceed expectations and management concluded that such prepayments might continue to be higher than expected in future periods as well. In addition, the market yields of publicly traded securities that are similar to our interest-only securities increased during the quarter, decreasing the market values of such investments. As a result of these developments, we concluded an impairment in the value of the interest-only securities and servicing rights had occurred, and a new value was determined using current assumptions. The new assumptions reflect the following changes from the assumptions previously used:
(i) an increase in prepayment rates; (ii) an increase in the discount rate used to determine the present value of future cash flows to 15 percent from 11 percent; and (iii) an increase in anticipated future rates of default. A $540 million charge to reduce the carrying value of the interest-only securities and servicing rights (before income taxes of $190 million) was recognized in the second quarter of 1998.

Other  components  of  income  before  income  taxes,   minority   interest  and
extraordinary charge:

     In addition to the income of the two operating segments, income before income taxes, minority interest and extraordinary charge is affected by interest and other corporate expenses.

     Corporate interest and other expenses were $51.1 million in the third quarter of 1998 and $29.4 million in the third quarter of 1997. Such expenses were $133.9 million in the first nine months of 1998 and $88.5 million in the first nine months of 1997. Interest expense included therein was $45.3 million in the third quarter of 1998 and $24.7 million in the third quarter of 1997 and $120.6 million in the first nine months of 1998 and $76.0 million in the first nine months of 1997. Such expense fluctuates in relationship to the average debt outstanding during each period and the interest rate thereon.

     SALES BY INSURANCE SUBSIDIARIES

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

                         CONSECO, INC. AND SUBSIDIARIES
                              --------------------

     Total premiums collected by our insurance subsidiaries were as follows:


                                                                           Three months ended        Nine months ended
                                                                              September 30,            September 30,
                                                                           -------------------      -------------------
                                                                           1998          1997       1998           1997
                                                                           ----          ----       ----           ----
                                                                                       (Dollars in millions)

Life insurance:
   First-year..........................................................  $   36.2      $   38.3    $  115.4      $  104.9
   Renewal.............................................................     187.0         133.6       565.2         386.5
                                                                         --------      --------    --------      --------

       Total life insurance............................................     223.2         171.9       680.6         491.4
                                                                         --------      --------    --------      --------

Annuities:
   Traditional fixed (first-year)......................................     150.4         206.4       561.2         666.6
   Traditional fixed (renewal).........................................       8.6          16.9        42.7          60.5
                                                                         --------      --------    --------      --------
     Subtotal - traditional fixed annuities............................     159.0         223.3       603.9         727.1
                                                                         --------      --------    --------      --------
   Market value-adjusted (first-year)..................................      11.8          35.9        75.4         134.1
   Market value-adjusted (renewal).....................................       1.2           3.0         7.1          11.5
                                                                         --------      --------    --------      --------
     Subtotal - market-value adjusted annuities........................      13.0          38.9        82.5         145.6
                                                                         --------      --------    --------      --------
   Equity-indexed (first-year).........................................     221.4         118.6       595.1         259.6
   Equity-indexed (renewal)............................................       3.5            -         12.9            -
                                                                         --------      --------    --------      --------
     Subtotal - equity-indexed annuities...............................     224.9         118.6       608.0         259.6
                                                                         --------      --------    --------      --------
   Variable (first-year)...............................................      77.1          34.6       190.3          76.5
   Variable (renewal)..................................................      14.4          14.1        53.8          40.0
                                                                         --------      --------    --------      --------
     Subtotal - variable annuities.....................................      91.5          48.7       244.1         116.5
                                                                         --------      --------    --------      --------

       Total annuities.................................................     488.4         429.5     1,538.5       1,248.8
                                                                         --------      --------    --------      --------

Supplemental health:
   Medicare supplement (first-year)....................................      26.4          31.5        80.4          74.8
   Medicare supplement (renewal).......................................     190.6         169.4       573.0         494.8
                                                                         --------      --------    --------      --------
     Subtotal - Medicare supplement....................................     217.0         200.9       653.4         569.6
                                                                         --------      --------    --------      --------
   Long-term care (first-year).........................................      31.8          35.1        91.7         108.7
   Long-term care (renewal)............................................     152.3         128.8       448.3         374.4
                                                                         --------      --------    --------      --------
     Subtotal - long-term care.........................................     184.1         163.9       540.0         483.1
                                                                         --------      --------    --------      --------
   Specified disease (first-year)......................................      10.2          11.3        31.4          34.2
   Specified disease (renewal).........................................      85.2          86.2       261.8         255.1
                                                                         --------      --------    --------      --------
     Subtotal - specified disease......................................      95.4          97.5       293.2         289.3
                                                                         --------      --------    --------      --------

       Total supplemental health.......................................     496.5         462.3     1,486.6       1,342.0
                                                                         --------      --------    --------      --------

Individual and group major medical:
   Individual (first-year).............................................      22.4          23.5        74.8          42.9
   Individual (renewal)................................................      60.6          39.3       172.5          88.8
                                                                         --------      --------    --------      --------
     Subtotal - individual.............................................      83.0          62.8       247.3         131.7
                                                                         --------      --------    --------      --------
   Group (first-year)..................................................      13.5          22.2        46.0          44.9
   Group (renewal).....................................................     123.3         127.6       373.0         334.4
                                                                         --------      --------    --------      --------
     Subtotal - group..................................................     136.8         149.8       419.0         379.3
                                                                         --------      --------    --------      --------

       Total major medical.............................................     219.8         212.6       666.3         511.0
                                                                         --------      --------    --------      --------

Other health (discontinued):
   Other (first-year)..................................................       3.2           2.9         9.6           8.5
   Other (renewal).....................................................      18.7          10.5        78.6          37.6
                                                                         --------      --------    --------      --------
       Total - other...................................................      21.9          13.4        88.2          46.1
                                                                         --------      --------    --------      --------

Total first-year premiums..............................................     604.4         560.3     1,871.3       1,555.7
Total renewal premiums.................................................     845.4         729.4     2,588.9       2,083.6
                                                                         --------      --------    --------      --------

       Total collected insurance premiums..............................  $1,449.8      $1,289.7    $4,460.2      $3,639.3
                                                                         ========      ========    ========      ========


                         CONSECO, INC. AND SUBSIDIARIES
                              --------------------

   Our recent acquisitions have a significant effect on premiums collected. Total premiums collected for all currently consolidated companies for the three months ended and nine months ended September 30, 1998 and 1997 (including periods prior to ownership by Conseco) are provided below:

                                                                           Three months ended        Nine months ended
                                                                              September 30,            September 30,
                                                                           ------------------       -------------------
                                                                           1998          1997       1998           1997
                                                                           ----          ----       ----           ----
                                                                                       (Dollars in millions)
Life insurance:
   First-year..........................................................  $   36.2      $   52.0    $  115.4      $  156.6
   Renewal.............................................................     187.0         176.5       565.2         534.3
                                                                         --------      --------    --------      --------

       Total life insurance............................................     223.2         228.5       680.6         690.9
                                                                         --------      --------    --------      --------

Annuities:
   Traditional fixed (first-year)......................................     150.4         220.9       561.2         703.3
   Traditional fixed (renewal).........................................       8.6          19.7        42.7          72.4
                                                                         --------      --------    --------      --------
     Subtotal - traditional fixed annuities............................     159.0         240.6       603.9         775.7
                                                                         --------      --------    --------      --------
   Market value-adjusted (first-year)..................................      11.8          35.9        75.4         134.1
   Market value-adjusted (renewal).....................................       1.2           3.0         7.1          11.5
                                                                         --------      --------    --------      --------
     Subtotal - market-value adjusted annuities........................      13.0          38.9        82.5         145.6
                                                                         --------      --------    --------      --------
   Equity-indexed (first-year).........................................     221.4         118.6       595.1         259.6
   Equity-indexed (renewal)............................................       3.5            -         12.9            -
                                                                         --------      --------    --------      --------
     Subtotal - equity-indexed annuities...............................     224.9         118.6       608.0         259.6
                                                                         --------      --------    --------      --------
   Variable (first-year)...............................................      77.1          34.5       190.3          76.4
   Variable (renewal)..................................................      14.4          14.3        53.8          40.7
                                                                         --------      --------    --------      --------
     Subtotal - variable annuities.....................................      91.5          48.8       244.1         117.1
                                                                         --------      --------    --------      --------

       Total annuities.................................................     488.4         446.9     1,538.5       1,298.0
                                                                         --------      --------    --------      --------

Supplemental health:
   Medicare supplement (first-year)....................................      26.4          32.0        80.4          86.0
   Medicare supplement (renewal).......................................     190.6         181.5       573.0         575.9
                                                                         --------      --------    --------      --------
     Subtotal - Medicare supplement....................................     217.0         213.5       653.4         661.9
                                                                         --------      --------    --------      --------
   Long-term care (first-year).........................................      31.8          35.1        91.7         111.3
   Long-term care (renewal)............................................     152.3         129.2       448.3         381.9
                                                                         --------      --------    --------      --------
     Subtotal - long-term care.........................................     184.1         164.3       540.0         493.2
                                                                         --------      --------    --------      --------
   Specified disease (first-year)......................................      10.2          11.3        31.4          34.2
   Specified disease (renewal).........................................      85.2          86.2       261.8         255.1
                                                                         --------      --------    --------      --------
     Subtotal - specified disease......................................      95.4          97.5       293.2         289.3
                                                                         --------      --------    --------      --------

       Total supplemental health.......................................     496.5         475.3     1,486.6       1,444.4
                                                                         --------      --------    --------      --------

Individual and group major medical:
   Individual (first-year).............................................      22.4          23.5        74.8          56.9
   Individual (renewal)................................................      60.6          39.3       172.5         119.9
                                                                         --------      --------    --------      --------
     Subtotal - individual.............................................      83.0          62.8       247.3         176.8
                                                                         --------      --------    --------      --------
   Group (first-year)..................................................      13.5          22.2        46.0          69.3
   Group (renewal).....................................................     123.3         127.6       373.0         384.5
                                                                         --------      --------    --------      --------
     Subtotal - group..................................................     136.8         149.8       419.0         453.8
                                                                         --------      --------    --------      --------

       Total major medical.............................................     219.8         212.6       666.3         630.6
                                                                         --------      --------    --------      --------

Other health (discontinued):
   Other (first-year)..................................................       3.2           2.6         9.6          12.4
   Other (renewal).....................................................      18.7          27.4        78.6         111.0
                                                                         --------      --------    --------      --------
       Total - other...................................................      21.9          30.0        88.2         123.4
                                                                         --------      --------    --------      --------

Total first-year premiums..............................................     604.4         588.6     1,871.3       1,700.1
Total renewal premiums.................................................     845.4         804.7     2,588.9       2,487.2
                                                                         --------      --------    --------      --------

       Total pro forma collected insurance premiums....................  $1,449.8      $1,393.3    $4,460.2      $4,187.3
                                                                         ========      ========    ========      ========


                         CONSECO, INC. AND SUBSIDIARIES
                              --------------------

     Life products are sold through career agents, professional independent producers and direct response distribution channels. The life premiums collected were significantly affected by the PFS Merger effective April 1, 1997, the Colonial Penn Purchase effective September 30, 1997, and the WNIC Merger effective December 1, 1997. Premiums collected by this segment in the third quarter of 1998 were $223.2 million, up 30 percent over 1997. Premiums collected in the first nine months of 1998 were $680.6 million, up 39 percent over 1997. Such increases relates primarily to premiums collected by recently acquired companies in periods after their acquisition. Excluding the effect of recent acquisitions, life premiums have decreased in the 1998 periods as a result of product changes designed to improve the profitability of these products.

     Annuities generally include traditional fixed rate annuities, market value-adjusted annuities, equity-indexed annuities and variable annuities sold through both career agents and professional independent producers.

     Traditional fixed rate annuity products include single-premium deferred annuities ("SPDAs"), flexible-premiums deferred annuities ("FPDAs") and single-premium immediate annuities ("SPIAs"), which are credited with a guaranteed rate. SPDA and FPDA policies typically have an interest rate that is guaranteed for the first policy year, after which we have the discretionary ability to change the crediting rate to any rate not below a guaranteed minimum rate. The interest rate credited on SPIAs is based on market conditions existing when a policy is issued and remains unchanged over the life of the SPIA. The demand for traditional fixed rate annuity contracts has decreased in recent years, as relatively low interest rates have made other investment products more attractive. Annuity premiums on these products decreased 29 percent, to $159.0 million, in the third quarter of 1998 and decreased 17 percent, to $603.9 million, in the first nine months of 1998.

     We offer deferred annuity products with a "market value adjustment" feature designed to provide additional protection from early terminations during a period of rising interest rates by reducing the surrender value payable upon a full surrender of the policy in excess of the allowable penalty-free withdrawal amount. Conversely, during a period of declining interest rates, the market value adjustment feature would increase the surrender value payable to the policyholder. Annuity premiums collected with this feature represent 2.7 percent and 9.1 percent of total annuity premiums collected during the third quarter of 1998 and 1997, respectively, and 5.4 percent and 12 percent of total annuity premiums collected during the first nine months of 1998 and 1997, respectively.

     In response to consumers' desire for alternative investment products with returns linked to equities, we introduced an equity- indexed annuity product in 1996. The accumulation value of these annuities is credited with interest at an annual minimum guaranteed rate of 3 percent (or, including the effect of applicable sales loads, a 1.5 percent compound average interest rate over the term of the contracts), but the annuities provide for higher returns based on a percentage of the change in the S&P 500 Index during each year of their term. We purchase S&P 500 Call Options in an effort to hedge potential increases to policyholder benefits resulting from increases in the S&P 500 Index to which the product's return is linked. Total collected premiums for this product were $224.9 million in the third quarter of 1998 compared with $118.6 million in the third quarter of 1997 and were $608.0 million in the first nine months of 1998 compared with $259.6 million in the first nine months of 1997.

     Variable annuities offer contract holders a rate of return based on the specific investment portfolios into which premiums may be directed. The popularity of such annuities has increased recently as a result of the desire of investors to invest in common stocks. In addition, in 1996, we began to offer more investment options for variable annuity deposits, and we expanded our marketing efforts, which resulted in increased collected premiums. Profits on variable annuities are derived from the fees charged to contract holders rather than from the investment spread. Variable annuity collected premiums increased 88 percent, to $91.5 million, in the third quarter of 1998 and increased 110 percent, to $244.1 million, in the first nine months of 1998.

     Supplemental health products include Medicare supplement, long-term care and specified disease insurance products distributed through a career agency force and professional independent producers. Supplemental health premiums collected were significantly affected by recent acquisitions (PFS, effective April 1, 1997; and Colonial Penn, effective September 30, 1997). The profitability of supplemental health policies largely depends on the overall level of sales, persistency of in-force business, claim experience and expense management.

     Medicare supplement policies accounted for 44 percent of supplemental health's collected premiums in the first nine months of 1998 compared with 42 percent in 1997. Collected premiums on Medicare supplement policies increased
8.0 percent, to $217.0 million, in the third quarter of 1998 and increased 15 percent, to $653.4 million, in the first nine months of 1998. Such increases primarily reflect the recent acquisitions and rate increases. The sales of Medicare supplement policies have been affected by: (i) steps taken to improve profitability by increasing premium rates and changing the commission structure and underwriting criteria for these policies; (ii) increased competition from alternative providers, including HMOs; and (iii) reduced production in Massachusetts due to our decision to cease writing new business in that state as announced in the third quarter of 1997.

                         CONSECO, INC. AND SUBSIDIARIES
                              --------------------

     Premiums collected on long-term care policies increased 12 percent, to $184.1 million, in the third quarter of 1998 and increased 12 percent, to $540.0 million, in the first nine months of 1998. The increase reflects increases in premiums collected by recently acquired companies and the previously owned companies.

     Premiums   collected  on  specified  disease  policies  did  not  fluctuate materially in the third quarter of 1998 or in the first nine months of 1998.

     Individual and group major medical products include individual and group major medical health insurance products. Premiums collected were significantly affected by the PFS Merger. Group premiums decreased 8.7 percent, to $136.8 million, in the third quarter of 1998 and increased 10 percent, to $419.0 million, in the first nine months of 1998. Individual health premiums increased to $83.0 million in the third quarter of 1998 compared with $62.8 million in the third quarter of 1997 and increased to $247.3 million in the first nine months of 1998 compared with $131.7 million in the first nine months of 1997. The increase in this segment's premiums is principally a result of the PFS Merger.

     Other health products include: (i) various other health insurance products that are not currently being actively marketed; and (ii) in 1998, the specialty health insurance products of WNIC marketed to educators through career agents. Other health products collected in the third quarter of 1998 were $21.9 million, up 63 percent over the third quarter of 1997. Premiums collected in the first nine months of 1998 were $88.2 million, up 91 percent over the first nine months of 1997. The increase in premiums collected in 1998 primarily relates to the WNIC Merger in December of 1997. We do not emphasize the sale of many of the other health products, and collected premiums are expected to decrease in future years. However, the in-force business continues to be profitable.

     LIQUIDITY AND CAPITAL RESOURCES

     Changes in the  consolidated  balance sheet  between  December 31, 1997 and
September 30, 1998, reflect: (i) our operating results; (ii) the nonrecurring charge of $498.0 million (net of income taxes of $190.0 million) related to merger-related costs and the charge to reduce the value of interest-only securities and servicing rights; (iii) our origination and sale of finance receivables; (iv) changes in the fair value of actively managed fixed maturity securities and interest-only securities (after giving effect to the aforementioned charge); and (v) various financing transactions. Financing transactions (described in the notes to the consolidated financial statements) include: (i) common stock issuances and repurchases; (ii) the issuance and repayment of notes payable and commercial paper; and (iii) issuance of Company-obligated mandatorily redeemable preferred securities of subsidiary trusts.

     In accordance with Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities ("SFAS 115"), we record our actively managed fixed maturity investments and interest-only securities at estimated fair value. At September 30, 1998, the carrying value of such investments was increased by $387.0 million as a result of the SFAS 115 adjustment, compared with an increase of $519.6 million at December 31, 1997.

     Minority interest at September 30, 1998, includes: (i) Company-obligated mandatorily redeemable preferred securities of subsidiary trusts with a carrying value of $1,872.9 million; and (ii) $.7 million interest in the common stock of a subsidiary.

     The decrease in shareholders' equity in the first nine months of 1998 resulted from: (i) repurchases of common stock for $271.2 million; (ii) the decrease in net unrealized accumulated other comprehensive income of $48.0 million; and (iii) common and preferred stock dividends of $120.3 million. These decreases were partially offset by: (i) net income of $203.0 million; (ii) the issuance of common stock related to stock options and for agent and employee benefit plans (including the tax benefit thereon) of $168.4 million; (iii) the conversion of convertible debentures into common shares totaling $27.6 million; and (iv) the issuance of warrants in conjunction with a financing transaction of $7.7 million.

     Dividends declared on common stock for the nine months ended September 30, 1998, were 39 cents per share. In July 1998, Conseco's Board of Directors increased the quarterly cash dividend on the Company's common stock to 14 cents per share from 12.5 cents per share, effective with the dividend payment to be made October 1, 1998.

                         CONSECO, INC. AND SUBSIDIARIES
                              --------------------

     The following table summarizes certain financial ratios as of and for the nine months ended September 30, 1998, and as of and for the year ended December 31, 1997:

                                                                                              September 30,   December 31,
                                                                                                  1998            1997
                                                                                                  ----            ----
                                                                                                   (Dollars in millions)
Book value per common share:
   As reported...............................................................................     $16.22         $16.45
   Excluding unrealized appreciation (a).....................................................      15.66          15.88

Ratio of earnings to fixed charges:
   As reported...............................................................................      1.66X          2.45X
   Excluding interest on annuities and financial product policyholder account balances
     and interest expense on debt related to finance receivables and other investments (b)...      5.49X         13.00X

Ratio of earnings (excluding nonrecurring charge related to Green Tree) to fixed charges (c):
     As reported.............................................................................      2.43X          2.45X
     Excluding interest on annuities and financial product policyholder account balances and interest expense on debt related to finance receivables and other
        investments (b)......................................................................     10.71X         13.00X

Ratio of earnings to fixed charges,  preferred  dividends and  distributions  on
   Company-obligated  mandatorily  redeemable preferred securities of subsidiary trusts:
     As reported.............................................................................      1.49X          2.20X
     Excluding interest on annuities and financial product policyholder account balances
       and interest expense on debt related to finance receivables and other investments (b).      3.08X          6.72X

Ratio of earnings (excluding nonrecurring charge related to Green Tree) to fixed
   charges,   preferred   dividends  and   distributions  on   Company-obligated
   mandatorily redeemable preferred securities of subsidiary trusts (c):
     As reported.............................................................................      2.18X          2.20X
     Excluding interest on annuities and financial product policyholder account balances
       and interest expense on debt related to finance receivables and other investments (b).      5.99X          6.72X

Ratio of corporate debt to total capital (d):
   As reported...............................................................................       .30X           .26X
   Excluding unrealized appreciation (a).....................................................       .31X           .27X

Ratio of corporate debt and Company-obligated  mandatorily  redeemable preferred securities of subsidiary trusts to total capital (d) (e):
     As reported.............................................................................       .49X           .42X
     Excluding unrealized appreciation (a)...................................................       .50X           .43X

Rating agency ratios (d) (f) (g) (h) (i) (j):
   Debt to total capital.....................................................................       .28X           .24X
   Debt and preferred stock to total capital.................................................       .42X           .34X

(a)  Excludes the effect of reporting fixed maturities at fair value.

(b) These ratios are included to assist the reader in analyzing the impact of interest on annuities and financial products (which is not generally required to be paid in cash in the period it is recognized) and interest on debt related to finance receivables and other investments. Such ratios are not intended to, and do not, represent the following ratios prepared in accordance with GAAP: the ratio of earnings to fixed charges; and the ratio of earnings to fixed charges, preferred dividends and distributions on
     Company- obligated mandatorily redeemable preferred securities of subsidiary trusts.

(c) These ratios are included to assist the reader in analyzing the impact of the $688 million nonrecurring charge (before taxes) recognized in the nine month period ended September 30, 1998 related to the Green Tree Merger. Such nonrecurring charge was comprised of $148 million of merger-related costs (including investment banking, accounting, legal and regulatory fees) and non-cash charges of $540 million to write down the carrying value of Green Tree's interest-only securities and servicing rights. Such ratios are not intended to, and do not, represent the following ratios prepared in accordance with GAAP: the ratio of earnings to fixed charges; and the ratio of earnings to fixed charges, preferred dividends and distributions on Company-obligated mandatorily redeemable preferred securities of subsidiary trusts.





                         CONSECO, INC. AND SUBSIDIARIES
                              --------------------

(d)  Excludes debt of finance segment used to fund finance receivables.

(e) Represents the ratio of corporate debt and the Company-obligated mandatorily redeemable preferred securities of subsidiary trusts to the sum of shareholders' equity, corporate debt, minority interest and Company-obligated mandatorily redeemable preferred securities of subsidiary trusts.

(f) Consistent with our discussions with rating agencies, the Company has targeted: (i) the ratio of corporate debt to total capital to be at or below 35 percent; and (ii) the ratio of corporate debt and preferred stock to total capital to be at or below 49 percent.
     These ratios are calculated in a manner discussed with rating agencies.

(g) Corporate debt is reduced by cash and investments held by non-life companies other than finance companies.

(h)  Assumes conversion of all convertible debentures.

(i)  Assumes purchase of common shares under purchase contracts.

(j)  Excludes accumulated other comprehensive income.


     Liquidity for insurance and fee-based operations

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

     We believe that the diversity of the investment portfolio of our life insurance subsidiaries and the concentration of investments in high-quality-liquid securities provide sufficient liquidity to meet foreseeable cash requirements.

     Liquidity for finance operations

     Our finance operations require continued access to the capital markets for the warehousing and sale of finance receivables. To satisfy these needs, a variety of capital resources are utilized.

     Historically, the most important liquidity source for our finance operations has been our ability to sell finance receivables in the secondary markets through loan securitizations. Under certain securitized sales structures, we have provided a variety of credit enhancements, which generally take the form of corporate guarantees, but have also included bank letters of credit, surety bonds, cash deposits and over collateralization or other equivalent collateral. We analyze the cash flows unique to each transaction, as well as the marketability and projected economic value of such transactions, when choosing the appropriate structure for a securitized loan sale. The structure of each securitized sale depends, to a great extent, on conditions of the fixed income markets at the time of sale as well as cost considerations and availability and effectiveness of the various enhancement methods. During the first nine months of 1998, we used a senior/subordinated structure for each of our seven manufactured housing loan sales and enhanced a portion of the subordinated certificates sold with a corporate guarantee. During the first nine months of 1998, two home equity and home improvement loan sales included two separate but cross-collateralized loan pools while two were solely home equity pools, all of which employed a senior/subordinated structure, three with a limited guarantee on a portion of the subordinate certificates and the other with over collateralization as a credit enhancement.

     Late in the third quarter, liquidity in the credit markets became extremely limited for many issuers. Recent rate reductions announced by the Federal Reserve have resulted in some increased liquidity, but the credit markets are still tight, especially the asset-backed markets into which we sell our finance receivables. We believe the liquidity in this market has recently shown some signs of improvement and will recover soon. This market is very large and fills a need for many investors and therefore we believe it is unlikely to disappear. We have been able to sell finance receivables through this market even under the recent market conditions. In addition, we have access to bank credit, master repurchase agreements and securitization lines that would enable us to continue production of loans for some time, even if the asset-backed markets were not available.


     Our sale of consumer products, equipment finance and certain home equity and home improvement loans during the first quarter of 1998 employed a multi-class credit tranched grantor trust structure issuing fixed rate certificates with a limited corporate guarantee

                         CONSECO, INC. AND SUBSIDIARIES
                              --------------------

on the most subordinate class. In the second and third quarters of 1998, our sale of consumer products and equipment finance loans utilized a multi-class credit tranched owner trust structure issuing fixed and floating rate notes and certificates with a limited corporate guarantee on the most subordinate class. During the third quarter of 1998, we sold $291.3 million of small-ticket lease receivables to a multi-seller commercial paper warehouse facility. Also during the first nine months of 1998, we sold $50.0 million of private- label credit card receivables and $473.0 million of floorplan receivables through two separate revolving master trusts.

     In some recent securitizations, we elected to hold certain lower rated securities rather than sell them. We retained these securities because at current market prices, we concluded we would rather own them than sell them. We may also choose to retain additional securities from future securitizations if market values do not return to levels we consider acceptable. We believe that we have adequate sources of liquidity to continue to hold a reasonable quantity of such securities while still maintaining current levels of loan originations; however, holding these securities will result in reduced gains from the sale of finance receivables and comparable increases in interest income spread earned while the securities are held. In addition, volatility in the asset-backed securities markets has caused a reduction in the profits we realized for the securities we sold in our October 1998 securitization. While the amount of the reduction in profits will not be determinable until additional information regarding costs is known, we estimate the reduction to be approximately $10 million after tax, compared to the levels of profits recognized on a similar securitization in the third quarter of 1998. The asset-backed securities markets have improved somewhat since the October transaction, but it is unclear what level of profitability will be achieved on future securitizations. Several competing lenders have recently announced that they are no longer lending in product lines that provide the majority of our new loans. Brokers who previously expected to sell completed loans to such lenders have solicited bids from us and others to purchase these loans. In addition, we and other lenders have recently increased the interest rates charged on new loans. We are unable to estimate the amount of increased business, if any, or the level of profitability thereon that might result from these events.

     There are an increasing number of circumstances in which we believe we would obtain more value from our finance receivables by holding them directly, by holding all or a portion of the securities issued in our securitizations, or by using alternative methods of financing. We are studying the effect such a strategy would have on our capital structure, liquidity, access to capital markets, credit ratings, reported earnings and earnings per share.

     Servicing fees and net interest payments collected on sold loans increased during the nine-month period ended September 30, 1998 compared with the same period in 1997. This growth is the result of our growing servicing portfolio. Interest on unsold loans increased during the first nine months of 1998 compared with the same period in 1997 as a result of the increase in the outstanding finance receivables.

     We currently have $4.0 billion in master repurchase agreements, subject to the availability of eligible collateral, with various investment banking firms for the purpose of financing our contract and commercial finance loan production. The master repurchase agreements generally provide for annual terms which are extended each quarter by mutual agreement of the parties for an additional annual term based upon receipt of updated quarterly financial information. At September 30, 1998, we have $.6 billion borrowed under the repurchase agreements.

     As of September 30, 1998, no commercial paper of Green Tree is outstanding. We have curtailed this program in favor of master repurchase agreements, due to rating actions by credit agencies early this year which lowered Green Tree's senior unsecured debt ratings.

     In addition, we have a $700 million line of credit secured by our interest-only securities. This line of credit matures on February 12, 2000 with an option to extend for an additional one year term. As of October 11, 1998, there are no amounts borrowed under this facility.

     Liquidity of Conseco (parent company)

     The parent company is a legal entity, separate and distinct from its subsidiaries, and has no business operations. The parent company needs cash for:
(i) principal and interest on debt; (ii) dividends on preferred and common stock; (iii) distributions on the Company-obligated mandatorily redeemable preferred securities of subsidiary trusts; (iv) holding company administrative expenses; (v) income taxes; and (vi) investments in subsidiaries. The primary sources of cash to meet these obligations include statutorily permitted payments from our life insurance subsidiaries, including: (i) dividend payments; (ii) surplus debenture interest and principal payments; (iii) tax sharing payments; and (iv) fees for services provided. The parent company may also obtain cash by:
(i) issuing debt or equity securities; (ii) borrowing additional amounts under its revolving credit agreement; or (iii) selling all or a portion of its subsidiaries. These sources have historically provided adequate cash flow to fund: (i) the needs of the parent company's normal operations; (ii) internal expansion, acquisitions and investment opportunities; and (iii) the retirement of debt and equity.

                         CONSECO, INC. AND SUBSIDIARIES
                              --------------------

     INVESTMENTS HELD BY INSURANCE SUBSIDIARIES

     At September 30, 1998, the amortized cost and estimated fair value of fixed maturity securities (all of which were actively managed) were as follows:

                                                                                       Gross        Gross       Estimated
                                                                         Amortized  unrealized   unrealized       fair
                                                                           cost        gains       losses         value
                                                                           ----        -----       ------         -----
                                                                                         (Dollars in millions)
United States Treasury securities and obligations of
   United States government corporations and agencies.............       $   533.6     $ 44.2       $  -       $   577.8
Obligations of states and political subdivisions
   and foreign government obligations.............................           391.2       12.5         28.1         375.6
Public utility securities.........................................         1,669.2       93.6         33.9       1,728.9
Other corporate securities........................................        13,418.0      506.0        384.7      13,539.3
Mortgage-backed securities........................................         6,034.4      188.4          2.9       6,219.9
                                                                         ---------     ------       ------     ---------

     Total fixed maturity securities .............................       $22,046.4     $844.7       $449.6     $22,441.5
                                                                         =========     ======       ======     =========

     The following table sets forth the investment ratings of fixed maturity securities at September 30, 1998 (designated categories include securities with "+" or "-" rating modifiers). The category assigned is the highest rating by a nationally recognized statistical rating organization, or as to $873.3 million fair value of fixed maturities not rated by such firms, the rating assigned by the National Association of Insurance Commissioners ("NAIC"). For purposes of the table, NAIC Class 1 securities are included in the "A" rating; Class 2, "BBB"; Class 3, "BB" and Classes 4 to 6, "B and below."

                                                                           Percent of
                      Investment                               ------------------------------------
                        rating                                 Fixed maturities   Total investments
                        ------                                 ----------------   -----------------

                       AAA...................................         32%                25%
                       AA....................................          7                  6
                       A.....................................         21                 17
                       BBB...................................         30                 23
                                                                     ---                 --

                              Investment grade...............         90                 71
                                                                     ---                 --

                       BB....................................          5                  4
                       B and below...........................          5                  4
                                                                     ---                 --

                              Below investment grade.........         10                  8
                                                                     ---                 --

                              Total fixed maturities.........        100%                79%
                                                                     ===                 ==

     At September 30, 1998, our below investment grade fixed maturity securities had an amortized cost of $2,640.5 million and an estimated fair value of $2,355.1 million.

     During the first nine months of 1998 and 1997, we recorded $16.5 million and $1.2 million, respectively, in writedowns of fixed maturity securities and equity securities as a result of changes in conditions which caused us to conclude that a decline in fair value of the investments was other than temporary. At September 30, 1998, fixed maturity securities in default as to the payment of principal or interest had an aggregate amortized cost of $28.1 million and a carrying value of $25.1 million.

     Sales of invested assets (primarily fixed maturity securities) during the first nine months of 1998 generated proceeds of $22.4 billion, and net investment gains of $158.3 million. Sales of invested assets during the first nine months of 1997 generated proceeds of $11.4 billion, and net investment gains of $139.2 million. Net investment gains in the first nine months of 1997 also included $.7 million of writedowns related to mortgage loans.

                         CONSECO, INC. AND SUBSIDIARIES
                              --------------------

     At September 30, 1998, fixed maturity investments included $6.2 billion of mortgage-backed securities (or 28 percent of all fixed maturity securities). The yield characteristics of mortgage-backed securities differ from those of traditional fixed-income securities. Interest and principal payments occur more frequently, often monthly. Mortgage-backed securities are subject to risks associated with variable prepayments. Prepayment rates are influenced by a number of factors that cannot be predicted with certainty, including: the relative sensitivity of the underlying mortgages backing the assets to changes in interest rates; a variety of economic, geographic and other factors; and the repayment priority of the securities in the overall securitization structures.

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

     The following table sets forth the par value, amortized cost and estimated fair value of mortgage-backed securities, summarized by interest rates on the underlying collateral at September 30, 1998:

                                                                                         Par        Amortized    Estimated
                                                                                        value         cost      fair value
                                                                                        -----         ----      ----------
                                                                                              (Dollars in millions)

Below 7 percent   ..................................................................   $2,964.2     $2,954.8     $3,034.8
7 percent - 8 percent...............................................................    2,243.4      2,230.9      2,314.9
8 percent - 9 percent...............................................................      444.8        443.4        456.5
9 percent and above.................................................................      395.9        405.3        413.7
                                                                                       --------     --------     --------

       Total mortgage-backed securities.............................................   $6,048.3     $6,034.4     $6,219.9
                                                                                       ========     ========     ========

     The amortized cost and estimated fair value of mortgage-backed securities at September 30, 1998, summarized by type of security, were as follows (dollars in millions):

                                                                                                Estimated fair value
                                                                                              --------------------------
                                                                                                               Percent
                                                                            Amortized                          of fixed
Type                                                                          cost            Amount          maturities
----                                                                          ----            ------          ----------
                                                                               (Dollars in millions)
Pass-throughs and sequential and targeted amortization classes............  $3,742.0        $3,852.2              17%
Planned amortization classes and accretion-directed bonds.................   1,553.3         1,601.2               7
Support classes...........................................................      19.7            21.2               -
Accrual (Z tranche) bonds.................................................      12.7            13.9               -
Subordinated classes .....................................................     706.7           731.4               4
                                                                            --------        --------              --

                                                                            $6,034.4        $6,219.9              28%
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

     Planned amortization classes and accretion-directed bonds are some of the most stable and liquid instruments in the mortgage-backed securities market. Planned amortization class bonds adhere to a fixed schedule of principal payments as long as the underlying mortgage collateral experiences prepayments within a certain range. Changes in prepayment rates are first absorbed by support
                                       44

                         CONSECO, INC. AND SUBSIDIARIES
                              --------------------

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

     At September 30, 1998, the balance of mortgage loans was comprised of 97 percent commercial loans, 2 percent residual interests in collateralized mortgage obligations and 1 percent residential loans. Less than 1 percent of mortgage loans were noncurrent (loans which are two or more scheduled payments past due) at September 30, 1998.

     At September 30, 1998, we held $34.3 million of trading securities that are included in other invested assets.

     At September 30, 1998, other invested assets include $485 million of investments held in a trust for the benefit of the purchasers of certain investment products of our investment management subsidiary. Such invested assets are largely offset by the liability account, "liabilities related to deposit products," the value of which fluctuates in relationship to changes in the values of the investments. Because we hold the residual interests in the cash flows from the trust and actively manage its investments, we are required to include the accounts of the trust in our consolidated financial statements.

     Investment borrowings averaged approximately $1,158.5 million during the first nine months of 1998, compared with approximately $431.2 million during the same period of 1997 and were collateralized by investment securities with fair values approximately equal to the loan value. The weighted average interest rate on such borrowings was 5.7 percent and 5.6 percent during the first nine months of 1998 and 1997, respectively.

     STATUTORY INFORMATION

     Statutory accounting practices prescribed or permitted for the Company's insurance subsidiaries by regulatory authorities differ from generally accepted accounting principles. The Company's life insurance subsidiaries reported the following amounts to regulatory agencies at September 30, 1998, after appropriate eliminations of intercompany accounts among such subsidiaries (dollars in millions):

                  Statutory capital and surplus ..................................    $1,593.6
                  Asset valuation reserve ("AVR").................................       354.2
                  Interest maintenance reserve ("IMR")............................       540.8
                  Portion of surplus debenture carried as a liability ............        65.5
                                                                                      --------

                     Total........................................................    $2,554.1
                                                                                      ========

     The ratio of such consolidated statutory account balances to consolidated statutory liabilities (excluding AVR, IMR, the portion of surplus debentures carried as a liability, liabilities from separate account business and short-term collateralized borrowings) was 10.8 percent at both September 30, 1998, and December 31, 1997.
                                       45

                         CONSECO, INC. AND SUBSIDIARIES
                              --------------------

     Combined statutory net income of the Company's life insurance subsidiaries for the periods during which such subsidiaries were included in our consolidated financial statements was $202.5 million and $204.9 million in the first nine months of 1998 and 1997, respectively, after appropriate eliminations of intercompany amounts among such subsidiaries, but before elimination of intercompany amounts between such subsidiaries and non-life subsidiaries and the parent company.

     The statutory capital and surplus of the insurance subsidiaries include surplus debentures issued to the parent holding companies totaling $759.5 million. Payments of interest and principal on such debentures are generally subject to the approval of the insurance department of the subsidiary's state of domicile. During the first nine months of 1998, our life insurance subsidiaries made scheduled principal payments on surplus debentures of $63.7 million.

     State insurance laws generally restrict the ability of insurance companies to pay dividends or make other distributions. Net assets of the Company's wholly owned life insurance subsidiaries, determined in accordance with GAAP, aggregated approximately $7.8 billion at December 31, 1997. During the first nine months of 1998, our life insurance subsidiaries paid ordinary dividends of $48.3 million to the parent holding companies. During the remainder of 1998, the life insurance subsidiaries may pay additional dividends of $116.8 million without the permission of state regulatory authorities.

     YEAR-2000 MATTERS

     Many existing computer programs had been designed and developed to use only two digits to identify a year in the date field. If not corrected, these computer programs could cause system failures in the year 2000, with possible adverse effects on our operations. In 1996, we initiated a comprehensive corporate-wide program designed to ensure that our computer programs function properly in the year 2000. A number of our employees (including several officers), as well as external consultants and contract programmers, are working on various year-2000 projects.

     We also have been working with vendors and other external business relations to help avoid year-2000 problems related to the software or services they provide to us. Under the program, we are analyzing our application systems, operating systems, hardware, networks, electronic data interfaces and infrastructure devices (such as facsimile machines and telephone systems).

     Our year-2000 projects are currently on schedule. We are conducting our year-2000 projects in three phases: (i) an audit and assessment phase, designed to identify year-2000 issues; (ii) a modification phase, designed to correct year-2000 issues; and (iii) a testing phase, designed to test the modifications after they have been installed. We have completed the audit and assessment phase for all critical systems. We expect to substantially complete the second phase of our program for our insurance subsidiaries' projects by the end of 1998 and to substantially complete our finance subsidiaries' projects by the end of the second quarter of 1999. The testing phase of our program will be conducted throughout 1999. We have provided for significant contingency time in order to complete any additional modifications before December 31, 1999.

     We are addressing our year-2000 issues in three ways. For some, we are working to complete the previously planned conversions of older systems to the more modern, year-2000-compliant systems already used in other areas of the Company. In other cases, we are purchasing new, more modern systems; these costs are being capitalized as assets and amortized over their expected useful lives. In the remaining cases, we are modifying existing systems; these costs are being charged to operating expense.

     We currently estimate that the total expense of our year-2000 projects will be approximately $67 million (including the year-2000 costs of our recently acquired finance subsidiaries). These costs are not material to Conseco's financial position and we are funding them through operating cash flows.
Approximately 60 percent of these costs were incurred in 1996, 1997 and the first nine months of 1998; these costs related primarily to modifying or replacing existing software systems.

     The impact of year-2000 issues will depend, not only on the corrective actions we take, but also on the way in which year-2000 issues are addressed by governmental agencies, businesses and other third parties (i) that provide services, utilities or data to the Company; (ii) that receive services or data from the Company; or (iii) whose financial condition or operating capability is important to the Company. We are in the process of identifying risks and assessing potential year-2000 risks associated with our external business relationships, including those with agents and financial institutions. These procedures are necessarily limited to matters over which we are able to reasonably exercise control. We have been informed by our key financial institutions and utilities that they will be year-2000 compliant in early 1999.

                         CONSECO, INC. AND SUBSIDIARIES
                              --------------------

     We are also assessing what contingency plans will be needed if any of our critical systems or those of external business relationships are not year-2000 compliant at year-end 1999. We do not currently anticipate such a situation, but our consideration of contingency plans will continue to evolve as new information becomes available.

     Our year-2000 projects are the highest priority for our information technology employees. Other projects continue while our year-2000 projects are being completed, however, in many cases, we have accelerated system upgrades when the new systems address year-2000 issues.

     The failure to correct a material year-2000 problem could result in an interruption in, or failure of, a number of normal business activities or operations. Such failures could materially and adversely affect the Company's results of operations, liquidity and financial condition. Due to the general uncertainty inherent in the year-2000 problem, including the uncertainty of the preparedness of our external business relationships, we are not able to currently determine whether the consequences of year-2000 failures will have a material impact on the Company's results of operations, liquidity and financial condition. However, we believe our year-2000 compliance efforts will reduce the likelihood of a material adverse impact.

     FORWARD-LOOKING STATEMENTS

     All statements, trend analyses and other information contained in this report and elsewhere (such as in other filings by Conseco or Green Tree with the Securities and Exchange Commission, press releases, presentations by Conseco or its management or oral statements) relative to markets for Conseco's products and trends in Conseco's operations or financial results, as well as other statements including words such as "anticipate," "believe," "plan," "estimate," "expect," "intend," and other similar expressions, constitute forward-looking statements under the Private Securities Litigation Reform Act of 1995. These forward-looking statements are subject to known and unknown risks, uncertainties and other factors which may cause actual results to be materially different from those contemplated by the forward-looking statements. Such factors include, among other things: (i) general economic conditions and other factors, including prevailing interest rate levels, stock and credit market performance and health care inflation, which may affect (among other things) the ability of Conseco to sell its products, its ability to make loans and access capital resources and the costs associated therewith, the market value of Conseco's investments, the lapse rate and profitability of policies and the level of defaults and prepayments of loans made by Conseco; (ii) Conseco's ability to achieve anticipated synergies and levels of operational efficiencies; (iii) customer response to new products, distribution channels and marketing initiatives; (iv) mortality, morbidity, usage of health care services and other factors which may affect the profitability of Conseco's insurance products; (v) changes in the Federal income tax laws and regulations which may affect the relative tax advantages of some of Conseco's products; (vi) increasing competition in the sale of insurance and annuities and in the finance business; (vii) regulatory changes or actions, including those relating to regulation of financial services affecting (among other things) bank sales and underwriting of insurance products, regulation of the sale, underwriting and pricing of insurance products, and health care regulation affecting health insurance products; (viii) the ability to achieve Year 2000 readiness for significant systems and operations on a timely basis; (ix) the availability and terms of future acquisitions; and (x) the risk factors or uncertainties listed from time to time in Conseco's filings with the Securities and Exchange Commission.

     ITEM 3.  MARKET-SENSITIVE INSTRUMENTS AND RISK MANAGEMENT

     Our market risks, and the way we manage them, are summarized in the supplemental management's discussion and analysis of financial condition and results of operations as of December 31, 1997, included in Exhibit 99.1 to the Company's Current Report on Form 8-K dated June 30, 1998, as amended. During the second quarter of 1998, prepayment rates on securitized loan contracts continued to exceed management's expectations. In addition, market yields of publicly traded securities similar to our interest-only securities increased. As a result of these developments, we recognized a $350 million charge (net of income taxes of $190 million) to reduce the carrying value of interest-only securities and servicing rights was recognized in the second quarter of 1998. As discussed under "Liquidity for finance operations", liquidity in asset-backed markets into which we sell our finance receivables tightened in the third quarter of 1998. We currently have access to bank credit, master repurchase agreements and securitization lines that would enable us to continue production of loans for some time, even if the asset-backed markets disappeared. We are continuing to explore other alternatives to provide the necessary liquidity for our finance operations. There have been no other material changes to such risks or our management of such risks.

                         CONSECO, INC. AND SUBSIDIARIES
                              --------------------

                           PART II - OTHER INFORMATION


     ITEM 1. LEGAL PROCEEDINGS

     Green Tree has been served with various related lawsuits which were filed in the United States District Court for the District of Minnesota. These lawsuits were filed as purported class actions on behalf of persons or entities who purchased common stock or options of Green Tree during the alleged class periods that generally run from February 1995 to January 1998. One such action did not include class action claims. In addition to Green Tree, certain current and former officers and directors of Green Tree are named as defendants in one or more of the lawsuits. Green Tree and other defendants have obtained an order from the United States District Court for the District of Minnesota consolidating the lawsuits seeking class action status into two actions: one which pertains to a purported class of common stockholders and the other which pertains to a purported class of stock option traders. Plaintiffs in the lawsuits assert claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. In each case, plaintiffs allege that Green Tree and the other defendants violated federal securities laws by, among other things, making false and misleading statements about the current state and future prospects of Green Tree (particularly with respect to prepayment assumptions and performance of certain loan portfolios of Green Tree) which allegedly rendered Green Tree's financial statements false and misleading. The Company believes that the lawsuits are without merit and intends to defend such lawsuits vigorously. Green Tree has filed a motion to dismiss the lawsuits, which is pending.

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

     ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

      a)     Exhibits.

             10.8.11 Amended and Restated Director, Officer and Key Employee Stock Purchase Plan of Conseco, Inc.

             12.1     Computation  of  Ratio  of  Earnings  to  Fixed   Charges,
                      Preferred Dividends and Distributions on Company-obligated Mandatorily Redeemable Preferred Securities of Subsidiary Trusts


             27.0     Financial Data Schedule

      b)     Reports on Form 8-K.

             A report on Form 8-K dated August 24, 1998, was filed with the Commission to report under Item 5, the closing of the public offering by Conseco Financing Trust V of 20 million 8.70% Trust Originated Preferred Securities.

                         CONSECO, INC. AND SUBSIDIARIES
                              --------------------




                                    SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                       CONSECO, INC.


Dated: November 13, 1998         By:   /s/ ROLLIN M. DICK
                                       ------------------
                                        Rollin M. Dick
                                        Executive Vice President and
                                          Chief Financial Officer
                                          (authorized officer and principal
                                          financial officer)