Form 10-K
period 1998-12-31
CONSECO INC
filed 1999-03-31
CIK 719241

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
                                      OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998 OR

[ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                           ACT OF 1934 [NO FEE REQUIRED]

          FOR THE TRANSITION PERIOD FROM              TO

                         COMMISSION FILE NUMBER: 1-9250

                                 CONSECO, INC.


                   INDIANA                                    NO. 35-1468632
          (STATE OF INCORPORATION)                   (IRS EMPLOYER IDENTIFICATION NO.)

        11825 N. PENNSYLVANIA STREET
            CARMEL, INDIANA 46032                             (317) 817-6100
  (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                      (TELEPHONE)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

             TITLE OF EACH CLASS                 NAME OF EACH EXCHANGE ON WHICH REGISTERED
             -------------------                 -----------------------------------------
         Common Stock, No Par Value                    New York Stock Exchange, Inc.
        8 1/8% Senior Notes due 2003                   New York Stock Exchange, Inc.
        10 1/2% Senior Notes due 2004                  New York Stock Exchange, Inc.
 9.16% Trust Originated Preferred Securities           New York Stock Exchange, Inc.
              7% FELINE PRIDES                         New York Stock Exchange, Inc.
 8.70% Trust Originated Preferred Securities           New York Stock Exchange, Inc.
  9% Trust Originated Preferred Securities             New York Stock Exchange, Inc.

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                           Common Stock, No Par Value

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days: Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     Aggregate market value of common stock held by nonaffiliates (computed as of March 19, 1999): $10,442,338,786

     Shares of common stock outstanding as of March 19, 1999: 323,330,675

     DOCUMENTS INCORPORATED BY REFERENCE: Portions of the Registrant's definitive proxy statement for the annual meeting of shareholders to be held May 26, 1999 are incorporated by reference into Part III of this Report.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS OF CONSECO.

     Conseco, Inc. is a financial services holding company. We conduct and manage our business through two operating segments, reflecting our major lines of business: (i) insurance and fee-based operations and (ii) finance operations. Our insurance subsidiaries develop, market and administer supplemental health insurance, annuity, individual life insurance, individual and group major medical insurance and other insurance products. Our finance subsidiaries originate, purchase, sell and service consumer and commercial finance loans throughout the United States. As used in this report, the terms "we," "Conseco" or the "Company" refer to Conseco, Inc. and its consolidated subsidiaries, unless the context requires otherwise. Since 1982, Conseco has acquired 19 insurance groups. In 1998, we acquired Green Tree Financial Corporation ("Green Tree") which comprises our finance operations. Our operating strategy is to grow our businesses by focusing our resources on the development and expansion of profitable products and strong distribution channels, to seek to achieve superior investment returns through active asset management and to control expenses. For a discussion concerning results of operations by operating segment, see "Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations."

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

MARKETING AND DISTRIBUTION

INSURANCE

     Conseco seeks to retain the loyalty of its agency force by providing marketing and sales support; electronic and automated access to account and commission information; and marketing and training tools. We also have introduced new products like equity-indexed annuities (1996), indexed universal life (1998) and multi-year-guarantee annuities (1999). We are also seeking to reduce our agents' administrative burden, increase their productive sales time and get them the information they need faster and more reliably. In 1997, we introduced the Conseco Online Information System ("COINS"), which enables agents to track policy and commission information and order materials at their convenience. Many of our marketing companies and agents use COINS.

     Our insurance subsidiaries collectively hold licenses to market our insurance products in all fifty states, the District of Columbia, and certain protectorates of the United States. Sales to residents of the following states accounted for at least 4.5 percent of our 1998 collected premiums: Florida (9.5 percent), California (9.2 percent), Illinois (8.5 percent), Texas (7.5 percent) and Michigan (4.5 percent).

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

     A description of the primary distribution channels follows:

     Career Agents. This agency force of approximately 5,000 agents working from 185 branch offices, permits one-on-one contacts with potential policyholders and promotes strong personal relationships with existing policyholders. The career agents sell primarily Medicare supplement and long-term care insurance policies. In 1998, this distribution channel accounted for $1,284.6 million, or 22 percent, of our total collected premiums. Most of these agents sell only Conseco policies and typically visit the prospective policyholder's home to conduct personalized "kitchen-table" sales presentations. After the sale of an insurance policy, the agent serves as a contact person for policyholder questions, claims assistance and additional insurance needs. The personalized marketing and service efforts of the career field agents, supported by home office persistency programs, have contributed to a persistency rate of approximately 84 percent on Medicare supplement policies sold through this channel during 1998.

     Professional Independent Producers. This distribution channel consists of a general agency and insurance brokerage distribution system comprised of approximately 150,000 independent licensed agents doing business in all fifty states. In 1998, this channel accounted for $4,550.5 million, or 76 percent, of our total collected premiums.

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

     Direct Marketing. This distribution channel is engaged primarily in the sale of "graded benefit life" insurance policies. In 1998, this channel accounted for $129.1 million, or 2 percent, of our total collected premiums.

FINANCE

     Our finance subsidiaries operate from service centers throughout the United States serving all 50 states. Originations to customers in the following states accounted for at least 4.6 percent of our 1998 originations: Texas (7.2 percent), California (6.7 percent), North Carolina (6.6 percent), Florida (6.2 percent) and Michigan (4.6 percent).

     During 1998, 74 percent of our finance products were marketed indirectly to customers through intermediary channels such as dealers, vendors, contractors and retailers; the remaining products were marketed directly to our customers through our regional offices and service centers. A description of the primary distribution channels follows:

     Dealers, Vendors, Contractors, Retailers. Manufactured housing, home improvement, home equity, consumer finance and equipment finance receivables are purchased from and originated by selected dealers and contractors after undergoing a proprietary automated credit scoring system at one of our regional service centers. During 1998, these marketing channels accounted for 86 percent of manufactured housing, 73 percent of home improvement, 45 percent of home equity, 92 percent of consumer finance and 65 percent of equipment finance.

     Regional Service Centers, Retail Satellite Offices and Telemarketing Center. We market and originate manufactured housing loans through 51 regional offices and 2 origination and processing centers. We originate home equity loans through a system of 114 retail satellite offices and 6 regional centers. We also market private label retail credit products through selected retailers and process the contracts through Conseco Bank, Inc., ("Conseco Bank"), a Utah industrial loan company, and through Green Tree Retail Services Bank ("Retail Bank"), a South Dakota limited purpose credit card bank. We utilize direct mail to originate home improvement loans, home equity loans and credit cards. We provide commercial finance loans to dealers, manufacturers and other distributors through 3 regional lending centers. During 1998, these marketing channels accounted for 14 percent of manufactured housing, 27 percent of home improvement, 55 percent of home equity, 8 percent of consumer finance, 35 percent of equipment finance and 100 percent of retail credit contracts.

INSURANCE PRODUCTS

     SUPPLEMENTAL HEALTH

     Supplemental health products include Medicare supplement, long-term care and specified-disease insurance products distributed through a career agency force and professional independent producers. During 1998, we collected Medicare supplement premiums of $916.7 million, long-term care premiums of $728.4 million and specified disease premiums of $392.3 million.

     The following describes the major supplemental health products:

     Medicare supplement. Medicare is a two-part federal health insurance program for disabled persons and senior citizens (age 65 and older). Part A of the program provides protection against the costs of hospitalization and related hospital and skilled nursing home care, subject to an initial deductible, related coinsurance amounts and specified maximum benefit levels. The deductible and coinsurance amounts are subject to change each year by the federal government. Part B of Medicare covers doctors bills and a number of other medical costs not covered by Part A, subject to deductible and coinsurance amounts for "approved" charges.

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

     Long-term care. Long-term care products provide coverage, within prescribed limits, for nursing home, home healthcare, or a combination of both nursing home and home healthcare expenses. The long-term care plans are sold primarily to retirees, and to a lesser degree, to older self-employed individuals and others in middle-income levels.

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

     Approximately 73 percent of our specified-disease policies in force (based on a count of policies) are sold with return of premium or cash value riders. The return of premium rider generally provides that after a policy has been in force for a specified number of years or upon the policyholder reaching a specified age, the

Company will pay to the policyholder, or a beneficiary under the policy, the aggregate amount of all premiums paid under the policy, without interest, less the aggregate amount of all claims incurred under the policy.

     ANNUITIES

     Annuity products include equity-indexed annuity, variable annuity, traditional fixed rate annuity and market value-adjusted annuity products sold through both career agents and professional independent producers. During 1998, we collected annuity premiums of $1,999.1 million.

     The following describes the major annuity products:

     Equity-indexed annuity products. These products accounted for $798.2 million, or 13 percent, of our total premiums collected in 1998. The accumulation value of these annuities is credited with interest at an annual minimum guaranteed rate of 3 percent (or, including the effect of applicable sales loads, a 1.5 percent compound average interest rate over the term of the contracts), but the annuities provide for higher returns based on a percentage (the "participation rate") of the change in the Standard & Poor's Corporation ("S&P") 500 Index during each year of their term. The Company has the discretionary ability to annually change the participation rate which currently ranges from 50 percent to 75 percent plus a first-year "bonus", similar to the bonus interest described below for traditional fixed rate annuity products, of 25 percent. The minimum guaranteed values are equal to: (i) 90 percent of premiums collected for annuities for which premiums are received in a single payment (single premium deferred annuities "SPDAs"), or 75 percent of first year and 87.5 percent of renewal premiums collected for annuities which allow for more than one payment (flexible premium deferred annuities "FPDAs"); plus (ii) interest credited at an annual rate of 3 percent. The annuity provides for penalty-free withdrawals of up to 10 percent of premium in each year after the first year of the annuity's term. Other withdrawals from SPDA products are generally subject to a surrender charge of 9 percent over the eight year contract term at which time the contract must be renewed or withdrawn. Other withdrawals from FPDA products are subject to a surrender charge of 12 percent to 20 percent in the first year, declining 1.2 percent to 1.3 percent each year, to zero over a 10 to 15 year period, depending on issue age. We purchase S&P 500 Index Call Options ("S&P 500 Call Options") in an effort to hedge potential increases to policyholder benefits resulting from increases in the S&P 500 Index to which the product's return is linked.

     Variable annuity products. Variable annuities accounted for $332.6 million, or 5.6 percent, of our total premiums collected in 1998. Variable annuities, sold on a single-premium or flexible-premium basis, differ from fixed annuities in that the original principal value may fluctuate, depending on the performance of assets allocated pursuant to various investment options chosen by the contract owner. Variable annuities offer contract owners a fixed or variable rate of return based upon the specific investment portfolios into which premiums may be directed.

     Traditional fixed rate annuity products. These products include: (1) SPDAs and FPDAs (excluding the equity-indexed and market value-adjusted products) and single-premium immediate annuities ("SPIAs"). SPDAs and FPDAs accounted for $601.4 million, or 10.1 percent, of our total collected premiums in 1998. Our SPDAs and FPDAs typically have an interest rate (the "crediting rate") that is guaranteed by the Company for the first policy year, after which, we have the discretionary ability to change the crediting rate to any rate not below a guaranteed minimum rate. The guaranteed rate recently written on annuities is
3.0 percent, and the rate on all policies in force ranges from 3 percent to 6 percent. The initial crediting rate is largely a function of: (i) the interest rate we can earn on invested assets acquired with the new annuity fund deposits; and (ii) the rates offered on similar products by our competitors. For subsequent adjustments to crediting rates, we take into account the yield on our investment portfolio, annuity surrender assumptions, competitive industry pricing and the crediting rate history for particular groups of annuity policies with similar characteristics.

     Approximately 83 percent of our new annuity sales have been "bonus" products. The initial crediting rate on these products specifies a bonus crediting rate ranging from 1 percent to 9 percent of the annuity deposit for the first policy year only. After the first year, the bonus interest portion of the initial crediting rate is automatically discontinued, and the renewal crediting rate is established. Generally, there is a compensating adjustment in commissions paid to the agent to offset the first year bonus. As of December 31, 1998, crediting rates on our outstanding traditional annuities were at an average rate, excluding bonuses, of 4.6 percent.

     The policyholder is typically permitted to withdraw all or part of the premium paid plus the accumulated interest credited to his account (the "accumulation value"), subject in virtually all cases to the assessment of a surrender charge for withdrawals in excess of specified limits. Most of our traditional annuities provide for penalty-free withdrawals of up to 10 percent of the accumulation value each year, subject to limitations. Withdrawals in excess of allowable penalty-free amounts are assessed a surrender charge during a penalty period which generally ranges from five to 12 years after the date a policy is issued. The initial surrender charge is generally 6 percent to 12 percent of the accumulation value and generally decreases by approximately 1 to 2 percentage points per year during the penalty period. Surrender charges are set at levels to protect the Company from loss on early terminations and to reduce the likelihood of policyholders terminating their policies during periods of increasing interest rates. This practice lengthens the effective duration of policy liabilities and enables the Company to maintain profitability on such policies.

     SPIAs accounted for $172.2 million, or 2.9 percent, of our total collected premiums in 1998. SPIAs are designed to provide a series of periodic payments for a fixed period of time or for life, according to the policyholder's choice at the time of issue. Once the payments begin, the amount, frequency and length of time for which they are payable are fixed. SPIAs often are purchased by persons at or near retirement age who desire a steady stream of payments over a future period of years. The single premium is often the payout from a terminated annuity contract. The implicit interest rate on SPIAs is based on market conditions when the policy is issued. The implicit interest rate on the Company's outstanding SPIAs averaged 7.3 percent at December 31, 1998.

     Market value-adjusted annuity products. This product has a "market value adjustment" feature designed to provide the Company with additional protection from early terminations during a period of rising interest rates by reducing the surrender value payable upon a full or partial surrender of the policy in excess of the allowable penalty-free withdrawal amount. Conversely, during a period of declining interest rates, the feature would increase the surrender value payable to the policyholder. In 1998, we collected premiums of $94.7 million from SPDAs and FPDAs with this feature.

     LIFE

     Life products include traditional, universal life and other life insurance products. These products are currently sold through career agents, professional independent producers and direct response marketing. During 1998, we collected total life premiums of $928.8 million.

     Interest-sensitive life products. These products include universal life products that provide whole life insurance with adjustable rates of return related to current interest rates. They accounted for $511.9 million, or 8.6 percent, of our total collected premiums in 1998 and are marketed through professional independent producers and to a lesser extent, career agents. The principal differences between universal life products and other interest-sensitive life insurance products are policy provisions affecting the amount and timing of premium payments. Universal life policyholders may vary the frequency and size of their premium payments, and policy benefits may also fluctuate according to such payments. Premium payments under other interest-sensitive policies may not be varied by the policyholders, and as a result, are designed to reduce the administrative costs typically associated with monitoring universal life premium payments and policy benefits.

     Traditional life. These products accounted for $416.9 million, or 7.0 percent, of our total collected premiums in 1998. Traditional life policies, including whole life, graded benefit life and term life products, are marketed through professional independent producers, career agents and direct response marketing. Under whole life policies, the policyholder generally pays a level premium over the policyholder's expected lifetime. The annual premium in a whole life policy is generally higher than the premium for comparable term insurance coverage in the early years of the policy's life, but is generally lower than the premium for comparable term insurance coverage in the later years of the policy's life. These policies, which continue to be marketed by the Company on a limited basis, combine insurance protection with a savings component that increases in amount gradually over the life of the policy. The policyholder may borrow against the savings generally at a rate of interest lower than that available from other lending sources. The policyholder may also choose to surrender the policy and receive the accumulated cash value rather than continuing the insurance protection. Term life products offer pure insurance protection for a specified period of time -- typically 5, 10 or 20 years.

     Traditional life products also include graded benefit life insurance products. Graded benefit life products accounted for $129.1 million, or 2.2 percent, of our total collected premiums in 1998. Graded benefit life insurance products are offered on an individual basis primarily to persons age 50 to 80, principally in face amounts of $350 to $10,000, without medical examination or evidence of insurability. Premiums are paid as frequently as monthly. Benefits paid are less than the face amount of the policy during the first two years, except in cases of accidental death. Graded benefit life policies are marketed using direct response marketing techniques. New policyholder leads are generated primarily from television and print advertisements.

     INDIVIDUAL AND GROUP MAJOR MEDICAL

     Current sales of our individual and group major medical health insurance products are targeted primarily to self-employed individuals, small business owners and early retirees. In addition, we insure several large groups but do not actively market new business of this type. Several deductible and coinsurance options are available, and most policies require certain utilization review procedures. The profitability of this business depends largely on the overall persistency of the business in force, claim experience and expense management. During 1998, we collected total premiums of $878.2 million from these products.

FINANCE PRODUCTS

     CONSUMER FINANCING

     Manufactured Housing. Our finance subsidiaries provide financing for consumer purchases of manufactured housing. During 1998, we originated $6.1 billion of contracts for manufactured housing purchases, or 28 percent of our total originations. At December 31, 1998, our managed receivables include $21.1 billion of contracts for manufactured housing purchases, or 57 percent of total managed receivables. Manufactured housing or a manufactured home is a structure, transportable in one or more sections, which is designed to be a dwelling with or without a permanent foundation. Manufactured housing does not include either modular housing (which typically involves more sections, greater assembly and a separate means of transporting the sections), or recreational vehicles.

     The majority of sales contracts for manufactured home purchases are financed on a conventional basis. Federal Housing Administration and Veterans's Administration contracts represent less than 1 percent of our manufactured housing originations and 2 percent of our total servicing portfolio. Manufactured housing contracts are generally subject to minimum down payments of at least 5 percent of the amount financed and have terms of up to 30 years.

     Through our regional service centers, we purchase manufactured housing contracts from dealers located throughout the United States. Our regional service center personnel solicit dealers in their region. If the dealer wishes to utilize our financing, the dealer completes an application. Upon approval, a dealer agreement is executed. We also originate manufactured housing installment loan agreements directly with customers. For the year ended December 31, 1998, 86 percent of our manufactured housing contract originations were purchased from dealers and 14 percent were originated directly by us.

     Customers' credit applications for new manufactured homes are reviewed in our service centers. If the application meets our guidelines, we generally purchase the contract after the customer has moved into the manufactured home. We use a proprietary automated credit scoring system to evaluate manufactured housing contracts. The scoring system is statistically based, quantifying information using variables obtained from customer credit applications and credit reports.

     Mortgage Services. These products include home equity and home improvement loans. During 1998, we originated $5.2 billion of contracts for these products, or 24 percent of our total originations. At December 31,

1998, our managed receivables include $8.3 billion of contracts for home equity and home improvement loans, or 22 percent of total managed receivables.

     We originate home equity loans through 114 retail satellite offices and six regional centers and through a network of correspondent lenders throughout the United States. The satellite offices are responsible for originating, processing, underwriting and funding the loan transaction. Subsequently, loans are re-underwritten in the regional service center and on a test basis by a third party to ensure compliance with our credit policy. After the loan has closed, the loan documents are forwarded to our loan servicing center. The servicing center is responsible for handling customer service and performing document handling, custodial and quality control functions.

     During 1998, approximately 55 percent of our home equity finance loans were originated directly with the borrower. The remaining finance volume was originated through approximately 250 correspondent lenders. We re-underwrite all of the loan documents originated with our correspondents to ensure compliance with our policies.

     Typically, home equity loans are secured by first or second liens. Homes used for collateral in securing home equity loans may be either residential or investor owned, one-to-four-family properties having a minimum appraised value of $25,000. During 1998, approximately 79 percent of the loans originated were secured by first liens. The average loan to value for loans originated in 1998 was approximately 85 percent. The majority of our home equity loans are fixed rate closed-end loans. We periodically purchase adjustable rate loans from our correspondent network. Adjustable rate loans accounted for 24 percent of our home equity finance volume during 1998.

     We originate the majority of our home improvement loan contracts indirectly through a network of home improvement contractors located throughout the United States. We review the financial condition, business experience and qualifications of all contractors through which we obtain loans.

     We finance both conventional home improvement contracts and contracts insured through the Federal Housing Administration Title I program. Such contracts are generally secured by first, second or, to a lesser extent, third liens on the improved real estate. We also implemented an unsecured conventional home improvement lending program for certain customers which generally allows for loans of $2,500 to $15,000. Unsecured loans account for less than 5 percent of our home improvement servicing portfolio.

     Typically, an approved contractor submits the customer's credit application and construction contract to our centralized service center where an analysis of the creditworthiness of the customer is made using a proprietary credit scoring system. If it is determined that the application meets the Company's underwriting guidelines, the Company typically purchases the contract from the contractor when the customer verifies satisfactory completion of the work.

     We also originate home improvement loans directly with borrowers. After receiving a mail solicitation, the customer calls our telemarketing center and our sales representative explains the available financing plans, terms and rates depending on the customer's needs. The majority of the loans are secured by a second or third lien on the real estate of the customer. Direct distribution accounted for approximately 27 percent of the home improvement finance originations during 1998.

     The types of home improvements we finance include exterior renovations (such as windows, siding and roofing); pools and spas; kitchen and bath remodeling; and room additions and garages. We may also extend additional credit beyond the purchase price of the home improvement for the purpose of debt consolidation.

     Consumer/Credit Card. These products include financing for consumer products and our private label credit card programs. During 1998, we originated $2.7 billion of contracts for these products, or 13 percent of our total originations. At December 31, 1998, our managed receivables include $3.0 billion of contracts for consumer product and credit card loans, or 8 percent of total managed receivables.

     We also provide financing for the purchase of certain consumer products such as marine products (boats, boat trailers and outboard motors); motorcycles; recreational vehicles; sport vehicles (snowmobiles, personal watercraft and all-terrain vehicles); pianos and organs; and horse and utility trailers.

     These financing contracts are typically originated by dealers throughout the United States. Approved dealers submit the customer's credit application and purchase order to our central service center where an analysis of the creditworthiness of the proposed buyer is made. If the application is approved, we purchase the contract when the customer completes the purchase transaction.

     We also offer private label retail credit card programs with select retailers. We review the credit of individual customers seeking credit cards utilizing a credit scoring system.

     COMMERCIAL FINANCING

     Commercial. Through our three regional lending centers, we extend credit under revolving credit agreements with dealers, manufacturers and distributors of various consumer and commercial products. During 1998, we originated $7.4 billion of contracts for commercial financing, or 35 percent of our total originations. At December 31, 1998, our managed receivables include $4.8 billion of contracts for commercial financing, or 13 percent of total managed receivables. "Floorplan receivables" represent the financing of product inventory for retail dealers of a variety of consumer products. The products securing the floorplan receivables include manufactured housing, recreational vehicles and marine products. "Asset-based receivables" generally represent the financing of production and inventory by manufacturers secured by finished goods inventory, accounts receivable arising from the sale of such inventory, certain work-in-process, raw materials and components parts, as well as other assets of the borrower.

     We generally provide floorplan financing for products only if we have also entered into an agreement with the manufacturer, distributor or other vendor of such product to allow us to provide the consumer financing in connection with the sale of products that are the subject of the floorplan financing. Advances made for the purchase of inventory are most commonly arranged in the following manner: the dealer will contact the manufacturer and place a purchase order for a shipment of inventory. The manufacturer will then contact us to obtain approval for the loan. Upon such request, we will analyze whether: (i) the manufacturer is in compliance with its floor plan agreement; (ii) the dealer is in compliance with our program; and (iii) such purchase order is within the dealer's credit limit. If these requirements are met, we will approve the loan. The manufacturer will then ship the inventory and directly submit the invoice for such purchase order to us for payment. Interest or finance charges normally begin as of the invoice date. The proceeds of the loan being made are paid directly to the manufacturer and are often funded a number of days subsequent to the invoice date depending upon specific arrangements with the manufacturer. Inventory inspections are frequently performed to physically verify the collateral securing the dealer's loan, check the condition of the inventory, account for any missing inventory and collect any funds due. Approximately two-thirds of our manufactured housing dealers are participants in this program.

     Asset-based receivables are credit facilities provided to certain manufacturers and distributors involving a revolving line of credit for a contractually committed period of time. Under these arrangements, the borrower may draw the lesser of the maximum amount of the line of credit or a specifically negotiated loan amount, subject to the availability of adequate collateral. In these facilities, we will most typically lend against finished inventory and eligible accounts receivable which are free and clear of other liens and in compliance with specified standards.

     Equipment. Our equipment finance operations provide financing programs for commercial borrowers, including truck and trailer financing for over the road new and used trucks/tractors and trailers. In addition, financing is provided on various types of aircraft. Financing or lease agreements for office equipment (telecommunication systems, facsimile machines, or copiers) and other equipment types, and fixed rate financing for the land, building or equipment of franchise operations are also available.

     Upon receipt of a customer's credit application and purchase order from the dealer or vendor, we analyze the creditworthiness of the applicant. If the application meets our guidelines, we purchase the sales contract or lease equipment at the time the customer accepts delivery of the product. Customer service, collection and other administrative and support functions are handled from centralized servicing offices.

ACQUISITIONS

     Since 1982, Conseco has acquired 19 insurance groups and related businesses and two finance companies. We continue to regularly investigate acquisition opportunities in the industries in which we operate. We evaluate potential acquisitions based on a variety of factors, including the operating results and financial condition of the business to be acquired, its growth potential, management and personnel and the potential return on such acquisition in relation to other acquisition opportunities and the internal development of our existing business operations. No assurances can be given as to when, if at all, or upon what terms Conseco will make any such acquisition.

INVESTMENTS

     Conseco Capital Management, Inc. ("CCM"), a registered investment adviser wholly owned by Conseco, manages the investment portfolios of Conseco's subsidiaries. CCM had approximately $40.4 billion of assets (at fair value) under management at December 31, 1998, of which $29.2 billion were assets of Conseco's subsidiaries and $11.2 billion were assets of unaffiliated parties. Our investment philosophy is to maintain a largely investment-grade fixed-income portfolio, provide adequate liquidity for expected liability durations and other requirements and maximize total return through active investment management.

     Investment activities are an integral part of our business; investment income is a significant component of our total revenues. Profitability of many of our insurance products is significantly affected by spreads between interest yields on investments and rates credited on insurance liabilities. Although substantially all credited rates on SPDAs and FPDAs may be changed annually, changes in crediting rates may not be sufficient to maintain targeted investment spreads in all economic and market environments. In addition, competition and other factors, including the impact of the level of surrenders and withdrawals, may limit our ability to adjust or to maintain crediting rates at levels necessary to avoid narrowing of spreads under certain market conditions. As of December 31, 1998, the average yield, computed on the cost basis of our investment portfolio, was 7.3 percent, and the average interest rate credited or accruing to our total insurance liabilities, excluding interest bonuses guaranteed for the first year of the annuity contract only, was 5.1 percent.

     We manage the equity-based risk component of our equity-indexed annuity products by: (i) purchasing S&P 500 call options in an effort to hedge such risk; and (ii) adjusting the participation rate to reflect the change in the cost of such options (such cost varies based on market conditions). Accordingly, we are able to focus on managing the interest rate spread component of these products.

     We seek to balance the duration of our invested assets with the expected duration of benefit payments arising from our insurance liabilities. At December 31, 1998, the adjusted modified duration of fixed maturities and short-term investments was approximately 5.8 years and the duration of our insurance liabilities was approximately 6.7 years.

     For information regarding the composition and diversification of the investment portfolio of our subsidiaries, see "Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations -- Investments" and the notes to our consolidated financial statements.

COMPETITION

     Our businesses operate in a highly competitive environment. The financial services industry consists of a large number of companies, some of which are larger and have greater financial resources, broader and more diversified product lines and larger staffs than those of Conseco. An expanding number of banks, securities brokerage firms and other financial intermediaries also market insurance products or offer competing products, such as mutual fund products, traditional bank investments and other investment and retirement funding alternatives. We also compete with many of these companies and others in providing services for fees. In most areas, competition is based on a number of factors, including pricing, service provided to distributors and policyholders and ratings. Conseco's subsidiaries must also compete with its competitors to attract and retain the allegiance of dealers, vendors, contractors, manufacturers, retailers and agents.

     In the finance industry, operations are affected by consumer demand which is influenced by regional trends, economic conditions and personal preferences. Competition in the finance industry is primarily between banks, finance companies (or finance divisions of manufacturers), savings and loan associations and credit unions. Competition is based on a number of factors, including service, the credit review process, the integration of financing programs and the ability to manage the servicing portfolio in changing economic environments.

     In the individual health insurance business, insurance companies compete primarily on the basis of marketing, service and price. The provisions of the Omnibus Budget Reconciliation Act of 1984 and the work of the National Association of Insurance Commissioners ("NAIC") (an association of state regulators and their staffs) have resulted in standardized policy features for Medicare supplement products. This increases the comparability of such policies and may intensify competition based on factors other than product features. See "Underwriting" and "Governmental Regulation." In addition to the products of other insurance companies, our health insurance products compete with health maintenance organizations, preferred provider organizations and other health care-related institutions which provide medical benefits based on contractual agreements.

     Marketing companies, agents who market insurance products, school districts, financial institutions and policyholders use the financial strength ratings assigned to an insurer by independent rating agencies as one factor in determining which insurer's products to market or purchase. Substantially all of our primary life insurance companies have received: (i) an "A" (Excellent) insurance company rating by A.M. Best Company ("A.M. Best"); (ii) an "AA-" claims-paying ability rating from Duff & Phelps' Credit Rating Company ("Duff & Phelps"); and (iii) an "A+" claims-paying ability rating from S&P. A.M. Best insurance company ratings for the industry currently range from "A++ (Superior)" to "F (In Liquidation)". Publications of A.M. Best indicate that the "A" and "A-" ratings are assigned to those companies that, in A.M. Best's opinion, have demonstrated excellent overall performance when compared to the standards established by A.M. Best and have demonstrated a strong ability to meet their obligations to policyholders over a long period of time. Duff & Phelps' claims-paying ability ratings range from "AAA (Highest claims-paying ability)" to "DD (Company is under an order of liquidation)." An "AA-" rating represents "Very high claims-paying ability." S&P claims-paying ability ratings range from "AAA (Superior)" to "R (Regulatory Action)". An "A" is assigned by S&P to those companies which, in its opinion, have a secure claims-paying ability and whose financial capacity to meet policyholder obligations is viewed on balance as sound, but their capacity to meet such policyholder obligations is somewhat more susceptible to adverse changes in economic or underwriting conditions than more highly rated insurers. A plus or minus sign attached to a S&P or Duff & Phelps claims-paying rating shows relative standing within a ratings category. These A.M. Best, Duff & Phelps and S&P ratings consider the claims paying ability of the rated company and are not a rating of the investment worthiness of the rated company.

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

INSURANCE UNDERWRITING

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

     Before issuing long-term care or comprehensive major medical products to individuals and groups, we generally apply detailed underwriting procedures designed to assess and quantify the insurance risks. We require medical examinations of applicants (including blood and urine tests, where permitted) for certain health insurance products and for life insurance products which exceed prescribed policy amounts. These requirements are graduated according to the applicant's age and may vary by type of policy or product. We also rely on medical records and the potential policyholder's written application. In recent years, there have been significant regulatory changes with respect to underwriting individual and group major medical plans. An increasing number of states prohibit underwriting and/or charging higher premiums for substandard risks. We monitor changes in state regulation that affect our products, and consider these regulatory developments in determining where we market our products.

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

     As of December 31, 1998, the policy risk retention limit was generally $.8 million or less on the policies of our subsidiaries. Reinsurance ceded by Conseco represented 23 percent of gross combined life insurance in force and reinsurance assumed represented 1.9 percent of net combined life insurance in force. At December 31, 1998, the total ceded business in force of $30.8 billion was primarily ceded to insurance companies rated "A- (Excellent)" or better by A.M. Best. Our principal reinsurers at December 31, 1998 were American Equity Investment Life Insurance Company, Cologne Life, Connecticut General Life Insurance Company, Employers Re, Life Reassurance Corporation of America, Lincoln National Life Insurance Company, RGA Reinsurance Company, Security Life of Denver and Swiss Re Life and Health America. No other single reinsurer assumes greater than 4 percent of the total ceded business in force.

EMPLOYEES

     At December 31, 1998, Conseco, Inc. and its subsidiaries had approximately 14,000 employees, including: (i) 3,300 home office employees; (ii) 1,400 employees in our Chicago office (primarily involved with our supplemental health operations); (iii) 1,600 employees in various locations serving as administrative centers for our insurance operations; (iv) 200 employees in branch offices (primarily supporting our career agency force); and (v) 7,500 employees supporting our finance operations. None of our employees is covered by a collective bargaining agreement. We believe that we have excellent relations with our employees.

GOVERNMENTAL REGULATION

     INSURANCE

     Our insurance subsidiaries are subject to regulation and supervision by the insurance regulatory agencies of the states in which they transact business. State laws generally establish supervisory agencies with broad regulatory authority, including the power to: (i) grant and revoke business licenses; (ii) regulate and supervise trade practices and market conduct; (iii) establish guaranty associations; (iv) license agents; (v) approve policy forms; (vi) approve premium rates for some lines of business; (vii) establish reserve requirements; (viii) prescribe the form and content of required financial statements and reports; (ix) determine the reasonableness and adequacy of statutory capital and surplus; (x) perform financial, market conduct and other examinations; (xi) define acceptable accounting principles; (xii) regulate the type and amount of permitted investments; and (xiii) limit the amount of dividends and surplus debenture payments that can be paid without obtaining regulatory approval. Our insurance subsidiaries are subject to periodic examinations by state regulatory authorities. We do not expect the results of any ongoing examinations to have a material effect on the Company's financial condition.

     Most states have also enacted regulations on the activities of insurance holding company systems, including acquisitions, extraordinary dividends, the terms of surplus debentures, the terms of affiliate transactions and other related matters. Currently, the Company and its insurance subsidiaries have registered as holding company systems pursuant to such legislation in the domiciliary states of the insurance subsidiaries (Arizona, Arkansas, California, Illinois, Indiana, Missouri, New York, Ohio, Pennsylvania, Tennessee and Texas), and they routinely report to other jurisdictions. Recently, a number of state legislatures have considered or have enacted legislative proposals that alter, and in many cases increase, the authority of state agencies to regulate insurance companies and holding company systems.

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

     The federal government does not directly regulate the insurance business. However, federal legislation and administrative policies in several areas, including pension regulation, age and sex discrimination, financial services regulation, securities regulation and federal taxation, do affect the insurance business. Legislation has been introduced from time to time in Congress that could result in the federal government assuming some role in regulating the companies or allowing combinations between insurance companies, banks and other entities.

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

     On the basis of statutory statements filed with state regulators annually, the NAIC calculates certain financial ratios to assist state regulators in monitoring the financial condition of insurance companies. A "usual range" of results for each ratio is used as a benchmark. In the past, variances in certain ratios of our insurance subsidiaries have resulted in inquiries from insurance departments to which we have responded. Such inquiries did not lead to any restrictions affecting our operations.

     In recent years, the NAIC has developed several model laws and regulations including: (i) investment reserve requirements; (ii) risk-based capital ("RBC") standards; (iii) codification of insurance accounting principles; (iii) additional investment restrictions; and (iv) restrictions on an insurance company's ability to pay dividends. The NAIC is currently developing new model laws or regulations, including: (i) product design standards; (ii) reserve requirements; and (iii) product illustrations.

     The RBC standards establish capital requirements for insurance companies based on the ratio of the company's total adjusted capital (defined as the total of its statutory capital, surplus, asset valuation reserve and certain other adjustments) to its RBC. The standards are designed to help identify companies which are under capitalized and require specific regulatory actions in the event an insurer's RBC falls below specified levels. Each of our life insurance subsidiaries has more than enough statutory capital to meet the standards as of December 31, 1998.

     The NAIC has adopted model long-term care policy language providing nonforfeiture benefits and has proposed a rate stabilization standard for long-term care policies. Various bills are proposed from time to time in the U.S. Congress which would provide for the implementation of certain minimum consumer protection standards for inclusion in all long-term care policies, including guaranteed renewability, protection against inflation and limitations on waiting periods for pre-existing conditions. Federal legislation permits premiums paid for qualified long-term care insurance to be treated as tax-deductible medical expenses and for benefits received on such policies to be excluded from taxable income.

     In addition, our insurance subsidiaries are required under guaranty fund laws of most states in which we transact business, to pay assessments up to prescribed limits to fund policyholder losses or liabilities of insolvent insurance companies.

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

     Numerous proposals to reform the current health care system (including Medicare) have been introduced in Congress and in various state legislatures. Proposals have included, among other things, modifications to the existing employer-based insurance system, a quasi-regulated system of "managed competition" among health plans, and a single-payer, public program. Changes in health care policy could significantly affect our business. For example, Federal comprehensive major medical or long-term care programs, if proposed and implemented, could partially or fully replace some of Conseco's current products.

     A number of states have passed or are considering legislation that would limit the differentials in rates that insurers could charge for health care coverages between new business and renewal business for similar demographic groups. State legislation has also been adopted or is being considered that would make health insurance available to all small groups by requiring coverage of all employees and their dependents, by limiting the applicability of pre-existing conditions exclusions, by requiring insurers to offer a basic plan exempt from certain benefits as well as a standard plan, or by establishing a mechanism to spread the risk of high risk employees to all small group insurers. Congress and various state legislators have from time to time proposed changes to the health care system that could affect the relationship between health insurers and their customers, including external review.

     We cannot predict with certainty the effect that any proposals, if adopted, or legislative developments could have on our insurance businesses and operations.

     FINANCE

     The Company's finance operations are subject to regulation by certain federal and state regulatory authorities. A substantial portion of the Company's consumer loans and assigned sales contracts are originated or purchased by finance subsidiaries licensed under applicable state law. The licensed entities are subject to examination by and reporting requirements of the state administrative agencies issuing such licenses. The finance subsidiaries are subject to state laws and regulations which in certain states: limit the amount, duration and charges for such loans and contracts; require disclosure of certain loan terms and regulate the content of documentation; place limitations on collection practices; and govern creditor remedies. The licenses granted are renewable and may be subject to revocation by the respective issuing authority for violation of such state's laws and regulations.

     In addition to the finance companies licensed under state law, both Conseco Bank and Retail Bank are under the supervision of, and subject to examination by, the Federal Deposit Insurance Corporation. Conseco Bank is also supervised and examined by the Utah Department of Financial Institutions. Retail Bank is supervised and examined by the South Dakota Department of Banking. The ownership of these entities does not subject the Company to regulation by the Federal Reserve Board as a bank holding company. Conseco Bank has the authority to engage generally in the banking business and may accept all types of deposits, other than demand deposits. Retail Bank is limited by its charter to engage in the credit card business and may issue only certificates of deposit in denominations of $100,000 or greater. Conseco Bank and Retail Bank are subject to regulation relating to capital adequacy, leverage, loans, deposits, consumer protection, community reinvestment, payment of dividends, and transactions with affiliates.

     A number of states have usury and other consumer protection laws which may place limitations on the amount of interest charged on loans originated in such state. Generally, state law has been preempted by federal law under the Depositary Institutions Deregulation and Monetary Control Act of 1980 ("DIDA") which deregulates the rate of interest, discount points and finance charges with respect to first lien residential loans, including manufactured home loans and real estate secured mortgage loans. As permitted under DIDA, a number of states enacted legislation timely opting out of coverage of either or both of the interest rate and/or finance charge provisions of the Act. States may no longer opt out of the interest rate provisions of the Act, but could in the future opt out of the finance charge provisions. To be eligible for federal preemption for manufactured home loans, the Company's licensed finance companies must comply with certain restrictions providing protection to consumers. In addition, another provision of DIDA applicable to state-chartered insured depository institutions, permits both Conseco Bank and Retail Bank to export interest rate, finance charges and certain fees from the states where they are located to all other states, with the exception of Iowa which opted out of the Act during the permitted time period. Interest rates, finance charges and fees in Utah and South Dakota are, for the most part, deregulated.

     The Company's operations are subject to federal regulation under other applicable federal laws and regulations, the more significant of which include: the Truth in Lending Act ("TILA"); the Equal Credit Opportunity Act ("ECOA"); the Fair Credit Reporting Act ("FCRA"); the Real Estate Settlement and Procedures Act ("RESPA"); the Home Mortgage Disclosure Act ("HMDA"); the Home Owner Equity Protection Act ("HOEPA"); and certain rules and regulations of the Federal Trade Commission ("FTC Rules").

     TILA and Regulation Z promulgated thereunder contain certain disclosure requirements designed to provide consumers with uniform, understandable information with respect to the terms and conditions of extensions of credit and the ability to compare credit terms. TILA also provides consumers with a three day right to cancel certain credit transactions, including certain of the loans originated by the Company.

     ECOA requires certain disclosures to applicants for credit concerning information that is used as a basis for denial of credit and prohibits discrimination against applicants with respect to any aspect of a credit transaction on the basis of sex, race, color, religion, national origin, age, marital status, derivation of income from a public assistance program or the good faith exercise of a right under TILA. ECOA also requires that adverse action notices be given to applicants who are denied credit.

     FCRA regulates the process of obtaining, using and reporting of credit information on consumers. This Act also regulates the use of credit information among affiliates.

     RESPA regulates the disclosure of information for consumers in loans involving a mortgage on real estate. The Act and related regulations also govern payment for and disclosure of payments for settlement services in connection with mortgage loans and prohibits the payment of referral fees for the referral of a loan or related services.

     HMDA requires reporting of certain information to the Department of Housing and Urban Development, including the race and sex of applicants in connection with mortgage loan applications. A lender is required to obtain and report such information if the application is made in person, but is not required to obtain such information if the application is taken over the telephone.

     HOEPA provides for additional disclosure and regulation of certain consumer mortgage loans which are defined by the Act as "Covered Loans." A Covered Loan is a mortgage loan (other than a mortgage loan to finance the initial purchase of a dwelling) which (1) has total origination fees in excess of the greater of eight percent of the loan amount, or $441, or (2) has an annual percentage rate of more than ten percent higher than comparably maturing United States treasury obligations. A number of the Company's home equity and home improvement loans are Covered Loans under the Act.

     The FTC Rules provide, among other things, that in connection with the purchase of consumer sales finance contracts from dealers, the holder of the contract is subject to all claims and defenses which the consumer could assert against the dealer, but the consumer's recovery under such provisions cannot exceed the amount paid under the sales contract.

     In the judgment of the Company, existing federal and state law and regulations have not had a material adverse effect on the finance operations of the Company. There can, however, be no assurance that future law and regulatory changes will not occur and will not place additional burdens on the Company's finance operations.

     The Company's commercial lending operations are not subject to material regulation in most states, although certain states do require licensing. In addition, certain provisions of ECOA apply to commercial loans to small businesses.

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

     From time to time, various tax law changes have been proposed that could have an adverse effect on our business, including elimination of all or a portion of the income tax advantage of certain insurance products.

The Clinton administration, in its Revenue Proposal as released in February 1999, has proposed changes in how life insurance companies are taxed; such changes could increase the Company's current tax liability.

     Our insurance company subsidiaries are taxed under the life insurance company provisions of the Code. Provisions in the Code require a portion of the expenses incurred in selling insurance products to be deducted over a period of years, as opposed to immediate deduction in the year incurred. This provision increases the tax for statutory accounting purposes, which reduces statutory surplus and, accordingly, decreases the amount of cash dividends that may be paid by the life insurance subsidiaries. As of December 31, 1998, the cumulative taxes paid by our insurance subsidiaries as a result of this provision were approximately $350 million.

     The Company had tax loss carryforwards at December 31, 1998, of approximately $1.0 billion, portions of which begin expiring in 2002. However, the amount of such loss that may be offset against current taxable income is subject to the following limitations: (i) losses may be offset against income of other corporate entities only if such entities are included in the same consolidated tax return (insurance companies are currently not eligible for inclusion in Conseco's consolidated tax return until five years after they are acquired); (ii) losses incurred in non-life companies (which comprise most of the loss carryforwards) may offset only a portion of income from life companies in the same consolidated tax return; and (iii) some loss carryforwards may not be used to offset taxable income of entities acquired after the loss was incurred. We, however, believe we will be able to utilize all current loss carryforwards before they expire.

ITEM 2. PROPERTIES.

     Headquarters. Our headquarters is located on a 170-acre corporate campus in Carmel, Indiana, immediately north of Indianapolis. The 11 buildings on the campus (all but one of which are owned) contain approximately 810,000 square feet of space and house Conseco's executive offices and certain administrative operations of its subsidiaries. The campus has ample room for additional buildings to support future growth.

     Insurance operations. Our supplemental health products are primarily administered from a single facility of 300,000 square feet in downtown Chicago, Illinois, leased under an agreement having a remaining life of nine years. We also lease approximately 130,000 square feet of warehouse space in a second Chicago facility; this lease has a remaining life of four years. Conseco owns an office building in Kokomo, Indiana (100,000 square feet), and two office buildings in Rockford, Illinois (total of 169,000 square feet), which serve as administrative centers for portions of our insurance operations. Conseco owns one office building in Philadelphia, Pennsylvania (127,000 square feet), which serves as the administrative center for our direct response life insurance operations; approximately 60 percent of this space is occupied by the Company, with the remainder leased to tenants. Conseco leases 24,000 square feet of office space in Bensalem, Pennsylvania, with a remaining lease term of one year. Conseco leases 22,000 square feet of office space in Schaumburg, Illinois, for use by our major medical marketing and certain information technology operations. Conseco also leases 220 sales offices in various states totaling approximately 375,000 square feet; these leases are short-term in length, with remaining lease terms ranging from one to five years.

     Finance operations. Certain corporate servicing operations are housed in Saint Paul, Minnesota, in 110,000 square feet of a building owned by the Company. The finance segment operates 51 manufactured housing regional service centers and three commercial finance business centers. Such offices are leased, typically for a term of three to five years, and range in size from 1,700 to 22,000 square feet. We also operate a central servicing center in Rapid City, South Dakota. The lease on this facility is for a term of five years, with an option to purchase, and consists of 137,000 square feet. The home improvement and consumer product divisions lease their main office in Saint Paul, Minnesota. The lease is for a term of five years and consists of 125,000 square feet. The home equity business has operations in six regional locations and 114 regional satellite offices, plus a service center in Tempe, Arizona, which opened in February 1997. The equipment and leasing business is housed in leased facilities in Bloomington, Minnesota (22,000 square feet) and Paramus, New Jersey (44,000 square feet). The finance division's insurance business and certain corporate functions are housed in a leased facility in Eagan, Minnesota. This facility provides 83,000 square feet with a lease commitment of two years.

ITEM 3. LEGAL PROCEEDINGS.

     Green Tree has been served with various related lawsuits which were filed in the United States District Court for the District of Minnesota. These lawsuits were filed as purported class actions on behalf of persons or entities who purchased common stock or options of Green Tree during the alleged class periods that generally run from February 1995 to January 1998. One such action did not include class action claims. In addition to Green Tree, certain current and former officers and directors of Green Tree are named as defendants in one or more of the lawsuits. Green Tree and other defendants have obtained an order from the United States District Court for the District of Minnesota consolidating the lawsuits seeking class action status into two actions: one which pertains to a purported class of common stockholders and the other which pertains to a purported class of stock option traders. Plaintiffs in the lawsuits assert claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. In each case, plaintiffs allege that Green Tree and the other defendants violated federal securities laws by, among other things, making false and misleading statements about the current state and future prospects of Green Tree (particularly with respect to prepayment assumptions and performance of certain loan portfolios of Green Tree) which allegedly rendered Green Tree's financial statements false and misleading. The Company believes that the lawsuits are without merit and intends to defend such lawsuits vigorously. However, the ultimate outcome of these lawsuits cannot be predicted with certainty. Green Tree has filed motions, which are pending, to dismiss these lawsuits.

     In addition, the Company and its subsidiaries are involved on an ongoing basis in lawsuits related to its operations. Although the ultimate outcome of certain of such matters cannot be predicted, none of such lawsuits currently pending against the Company or its subsidiaries is expected, individually or in the aggregate, to have a material adverse effect on the Company's consolidated financial condition, cash flows or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

OPTIONAL ITEM. EXECUTIVE OFFICERS OF THE REGISTRANT.

                                                            POSITIONS WITH CONSECO, PRINCIPAL
       OFFICER NAME AND AGE(A)           SINCE            OCCUPATION AND BUSINESS EXPERIENCE(B)
       -----------------------           -----            -------------------------------------
Stephen C. Hilbert, 53...............    1979     Since 1979, Chairman of the Board and Chief Executive
                                                  Officer and, since 1988, President of Conseco.
Ngaire E. Cuneo, 48..................    1992     Since 1992, Executive Vice President, Corporate
                                                  Development and, since 1994, Director of Conseco.
Rollin M. Dick, 67...................    1986     Since 1986, Executive Vice President, Chief Financial
                                                  Officer and Director of Conseco.
John J. Sabl, 47.....................    1997     Since 1997, Executive Vice President, General Counsel
                                                  and Secretary of Conseco; from 1983 to 1997 Partner in
                                                  the law firm of Sidley & Austin.
Thomas J. Kilian, 48.................    1998     Since 1998, Executive Vice President and Chief
                                                  Operations Officer of Conseco and President of Conseco
                                                  Marketing, LLC; since 1996, President of Conseco
                                                  Services, LLC (responsible for insurance operations,
                                                  data processing, human resources and administrative
                                                  services for various Conseco subsidiaries); from 1989
                                                  to 1996, Senior Vice President of data processing for
                                                  various Conseco subsidiaries.
James S. Adams, 39...................    1997     Since 1997, Senior Vice President, Chief Accounting
                                                  Officer and Treasurer of Conseco; from 1989 to
                                                  present, Senior Vice President and Treasurer of
                                                  various Conseco subsidiaries.
Maxwell E. Bublitz, 43...............    1998     Since 1998, Senior Vice President, Investments of
                                                  Conseco; from 1994 to present, President and Chief
                                                  Executive Officer of Conseco Capital Management, Inc.,
                                                  a subsidiary of Conseco.
Bruce A. Crittenden, 47..............    1999     Since 1999, Senior Vice President and
                                                  President-Finance Group of Conseco; from 1996 to
                                                  present, Executive Vice President, from 1997 to
                                                  present, President, Retail/Mortgage Services and Home
                                                  Improvement Divisions, from 1995 to 1996, Senior Vice
                                                  President of Green Tree Financial Corporation, a
                                                  subsidiary of Conseco; from 1972 to 1995, various
                                                  officer positions with Household International, Inc.,
                                                  including Managing Director (1993-1995), Senior Vice
                                                  President (1991-1993) and Chief Operating Officer
                                                  (1988-1991).

-------------------------
(a) The executive officers serve as such at the discretion of the Board of Directors and are elected annually.

(b) Business experience is given for at least the last five years.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS.

MARKET INFORMATION

     The common stock of Conseco (trading symbol "CNC") has been listed for trading on the New York Stock Exchange (the "NYSE") since 1986. The following table sets forth the quarterly dividends paid per share and the ranges of high and low sales prices per share on the NYSE for the last two fiscal years, based upon information supplied by the NYSE. All applicable per share data have been adjusted for the two-for-one stock split distributed February 11, 1997.

                                                                         MARKET PRICE
                                                                -------------------------------    DIVIDEND
                           PERIOD                                    HIGH              LOW           PAID
                           ------                                    ----              ---         --------
1997:
  First Quarter.............................................    $43 7/8          $30 3/4          $.03125
  Second Quarter............................................     42 7/8           34 1/4           .03125
  Third Quarter.............................................     50               35 1/8           .03125
  Fourth Quarter............................................     50 1/16          39 7/8           .12500
1998:
  First Quarter.............................................    $57 7/8          $38 1/2          $.12500
  Second Quarter............................................     58 1/8           43 3/8           .12500
  Third Quarter.............................................     51 3/4           26 5/8           .12500
  Fourth Quarter............................................     38 1/4           22               .14000

     As of March 13, 1999, there were approximately 160,000 holders of the outstanding shares of common stock, including individual participants in securities position listings.

DIVIDENDS

     Cash dividends are paid quarterly at an amount determined by our Board of Directors. Our general policy is to retain most of our earnings. Retained earnings have been used: (i) to finance the growth and development of the Company's business through acquisitions or otherwise; (ii) to pay preferred stock dividends; (iii) to pay distributions on the Company-obligated mandatorily redeemable preferred securities of subsidiary trusts; (iv) to repurchase common stock on those occasions when we have determined that our shares were undervalued in the market and that the use of funds for stock repurchases would not interfere with other cash needs; and (v) to pay dividends on common stock.

     We have paid all cumulative dividends on our preferred stock and distributions on our Company-obligated mandatorily redeemable preferred securities of subsidiary trusts when due. We are prohibited from paying common stock dividends if such payments are not current. Certain Conseco financing agreements require the Company to maintain financial ratios which could also limit our ability to pay dividends.

     Our ability to pay dividends depends primarily on the receipt of cash dividends and other cash payments from our finance and life insurance company subsidiaries. Our life insurance companies are organized under state laws and subject to regulation by state insurance departments. These laws and regulations limit the ability of insurance subsidiaries to make cash dividends, loans or advances to a holding company such as Conseco. However, these laws generally permit the payment out of the subsidiary's earned surplus, without prior approval, of annual dividends which in the aggregate do not exceed the greater of (or in a few states, the lesser of): (i) the subsidiary's prior year net gain from operations; or (ii) 10 percent of surplus attributable to policyholders at the prior year-end, both computed on the statutory basis of accounting prescribed for insurance companies. See "Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations -- Liquidity of Conseco (parent company)."

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA (A).

                                                                      YEARS ENDED DECEMBER 31,
                                                    -------------------------------------------------------------
                                                      1998         1997         1996         1995         1994
                                                      ----         ----         ----         ----         ----
                                                            (AMOUNTS IN MILLIONS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA
Insurance policy income.........................    $ 3,948.8    $ 3,410.8    $ 1,654.2    $ 1,465.0    $ 1,285.6
Gain on sale of finance receivables.............        745.0        779.0        400.6        443.3        318.6
Net investment income:
  Assets held by insurance subsidiaries.........      2,078.1      1,825.3      1,302.5      1,142.6        385.7
  Finance receivables and other.................        251.3        194.6        125.6        124.7         78.1
  Interest-only securities......................        132.9        125.8         77.2         51.3         33.3
Net investment gains (losses)...................        208.2        266.5         60.8        204.1        (30.5)
Total revenues..................................      7,716.0      6,846.4      3,789.8      3,561.2      2,357.6
Interest expense:
  Corporate.....................................        165.4        109.4        108.1        119.4         59.3
  Finance and investment borrowings.............        275.1        202.9         92.1         79.5         49.3
Total benefits and expenses.....................      6,670.3      5,360.7      2,974.0      2,738.5      1,732.9
Income before income taxes, minority interest
  and extraordinary charge......................      1,045.7      1,485.7        815.8        822.7        624.7
Extraordinary charge on extinguishment of debt,
  net of tax....................................         42.6          6.9         26.5          2.1          4.0
Net income(b)...................................        467.1        866.4        452.2        470.9        330.5
Preferred stock dividends and charge related to
  induced conversions of convertible preferred
  stock.........................................          7.8         21.9         27.4         18.4         18.6
Net income applicable to common stock...........        459.3        844.5        424.8        452.5        311.9
PER SHARE DATA(c)
Net income, basic...............................    $    1.47    $    2.72    $    1.85    $    2.19    $    1.39
Net income, diluted(b)..........................         1.40         2.52         1.69         2.03         1.32
Dividends declared per common share.............         .530         .313         .083         .046         .125
Book value per common share outstanding.........        16.37        16.45        13.47         8.52         5.58
Shares outstanding at year-end..................        315.8        310.0        293.4        205.2        212.7
Weighted average shares outstanding for diluted
  earnings......................................        332.7        338.7        267.7        232.3        250.5
BALANCE SHEET DATA -- PERIOD END
Total assets....................................    $43,599.9    $40,679.8    $28,724.0    $19,517.7    $12,302.3
Notes payable and commercial paper:
  Corporate.....................................      2,932.2      2,354.9      1,094.9        871.4        191.8
  Finance.......................................      2,389.3      1,863.0        762.5        383.6        309.3
  Notes payable of affiliates, not direct
    obligations of Conseco......................           --           --           --        584.7        611.1
Total liabilities...............................     36,229.4     34,082.0     23,810.2     17,082.7     10,509.2
Minority interests in consolidated subsidiaries:
  Company-obligated mandatorily redeemable
    preferred securities of subsidiary trusts...      2,096.9      1,383.9        600.0           --           --
  Preferred stock...............................           --           --         97.0        110.7        130.1
  Common stock..................................           --           --           --        292.6        191.6
Shareholders' equity............................      5,273.6      5,213.9      4,216.8      2,031,7      1,471.4
OTHER FINANCIAL DATA(c)(d)
Premiums and deposits collected (e).............    $ 6,081.3    $ 5,075.6    $ 3,280.2    $ 3,106.5    $ 1,879.1
Operating earnings(f)...........................      1,046.3        991.8        467.5        381.8        331.8
Operating earnings per diluted common
  share(f)......................................         3.15         2.93         1.75         1.64         1.33
Managed finance receivables.....................     37,199.8     27,957.1     20,072.7     13,887.6      9,821.1
Total managed assets (at fair value)(g).........     87,247.4     70,259.8     59,084.8     42,711.4     32,806.9
Shareholders' equity excluding unrealized
  appreciation (depreciation) of fixed maturity
  securities(h).................................      5,285.5      5,036.7      4,177.0      1,919.1      1,609.1
Book value per common share outstanding,
  excluding unrealized appreciation
  (depreciation) of fixed maturity
  securities(h).................................        16.40        15.88        13.33         7.97         6.23
Finance originations............................    $21,422.0    $15,647.8    $10,544.3    $ 6,891.0    $ 4,065.6
Delinquencies greater than 60 days as a
  percentage of managed finance receivables.....        1.19%        1.08%        1.08%         .93%         .70%
Net credit losses as a percentage of average
  managed finance receivables...................        1.03%        1.05%         .74%         .56%         .63%

-------------------------
(a) Comparison of selected supplemental consolidated financial data in the table above is significantly affected by the following business combinations accounted for as purchases: Washington National Corporation (effective December 1, 1997); Colonial Penn Life Insurance Company and Providential Life Insurance Company (September 30, 1997); Pioneer Financial Services, Inc. (April 1, 1997); Capitol American Financial Corporation (January 1, 1997); Transport Holdings Inc. (December 31, 1996); American Travellers Corporation (December 31, 1996); FINOVA Acquisition I, Inc. (December 1, 1996); Life Partners Group, Inc. (July 1, 1996); and American Life Holdings, Inc. (September 29, 1994). All financial data have been restated to give retroactive effect to the merger with Green Tree accounted for as a pooling of interests.

(b) Net income of $467.1 million for the year ended December 31, 1998, or $1.40 per diluted share, included nonrecurring and impairment charges totaling $503.8 million (net of taxes), or $1.52 per share. Such amounts were comprised of (i) $148.0 million of merger-related costs; (ii) $549.4 million to write down the carrying value of Green Tree's interest-only securities and servicing rights; and (iii) income taxes of $193.6 million.

(c) All share and per-share amounts have been restated to reflect the two-for-one stock splits paid on February 11, 1997 and April 1, 1996.

(d) Amounts under this heading are included to assist the reader in analyzing the Company's financial position and results of operations. Such amounts are not intended to, and do not, represent insurance policy income, net income, net income per share, shareholders' equity or book value per share prepared in accordance with generally accepted accounting principles ("GAAP").

(e) Includes premiums received from universal life products and products without mortality or morbidity risk. Such premiums are not reported as revenues under GAAP and were $2,585.7 million in 1998; $2,099.4 million in 1997; $1,881.3 million in 1996; $1,757.5 million in 1995; and $634.6 million in 1994. Also includes deposits in mutual funds and certificates of deposits totaling $117.1 million in 1998 and $19.9 million in 1997.

(f) Represents income before extraordinary charge, net investment gains (losses) of our life insurance and corporate segments (less that portion of amortization of cost of policies purchased and cost of policies produced and income taxes relating to such gains (losses)), and nonrecurring and impairment charges (net of income taxes).

(g) Represents: (i) our assets, excluding finance receivables, interest-only securities and servicing assets, of $38.9 billion, $37.2 billion, $26.4 billion, $17.9 billion, and $11.3 billion at December 31, 1998, 1997, 1996, 1995 and 1994, respectively; (ii) the total fixed and revolving credit receivables that Green Tree manages, including receivables on its balance sheet and receivables applicable to the holders of asset-backed securities sold by Green Tree of $37.2 billion, $28.0 billion, $20.1 billion, $13.9 billion, and $9.8 billion at December 31, 1998, 1997, 1996, 1995 and 1994, respectively; and (iii) the total market value of the investment portfolios managed by CCM, excluding assets of Conseco's subsidiaries, of $11.2 billion, $5.1 billion, $12.6 billion, $10.9 billion and $11.7 billion at December 31, 1998, 1997, 1996, 1995 and 1994, respectively.

(h) Excludes the effects of reporting fixed maturities at fair value and recording the unrealized gain or loss on such securities as a component of shareholders' equity, net of tax and other adjustments.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     In this section, we review the consolidated financial condition of Conseco at December 31, 1998 and 1997, the consolidated results of operations for the three years ended December 31, 1998, and where appropriate, factors that may affect future financial performance. We have prepared all financial information to give retroactive effect to the merger with Green Tree (the "Green Tree Merger") accounted for as a pooling of interests. Please read this discussion in conjunction with the accompanying consolidated financial statements, notes and selected consolidated financial data.

     All statements, trend analyses and other information contained in this report and elsewhere (such as in filings by the Company with the Securities and Exchange Commission, press releases, presentations by the Company or its management or oral statements) relative to markets for the Company's products and trends in the Company's operations or financial results, as well as other statements including words such as "anticipate," "believe," "plan," "estimate," "expect," "intend," and other similar expressions, constitute forward-looking statements under the Private Securities Litigation Reform Act of 1995. These forward-looking statements are subject to known and unknown risks, uncertainties and other factors which may cause actual results to be materially different from those contemplated by the forward-looking statements. Such factors include, among other things: (i) general economic conditions and other factors, including prevailing interest rate levels, stock and credit market performance and health care inflation, which may affect (among other things) the Company's ability to sell its products, its ability to make loans and access capital resources and the costs associated therewith, the market value of the Company's investments, the lapse rate and profitability of policies, and the level of defaults and prepayments of loans made by the Company; (ii) the Company's ability to achieve anticipated synergies and levels of operational efficiencies; (iii) customer response to new products, distribution channels and marketing initiatives; (iv) mortality, morbidity, usage of health care services and other factors which may affect the profitability of the Company's insurance products; (v) changes in the Federal income tax laws and regulations which may affect the relative tax advantages of some of the Company's products; (vi) increasing competition in the sale of insurance and annuities and in the finance business; (vii) regulatory changes or actions, including those relating to regulation of financial services affecting (among other things) bank sales and underwriting of insurance products, regulation of the sale, underwriting and pricing of products, and health care regulation affecting health insurance products; (viii) the ability to achieve Year 2000 readiness for significant systems and operations on a timely basis; (ix) the availability and terms of future acquisitions; and (x) the risk factors or uncertainties listed from time to time in the Company's filings with the Securities and Exchange Commission.

     CONSOLIDATED RESULTS AND ANALYSIS

     Net income of $467.1 million in 1998, or $1.40 per diluted share, included
(i) net investment losses (net of related costs, amortization and taxes) of $32.8 million, or 10 cents per share; (ii) an extraordinary charge (net of taxes) of $42.6 million, or 13 cents per share, related to early retirement of debt; (iii) the impairment loss (net of taxes) of $355.8 million, or $1.08 per share, to reduce the value of interest-only securities and servicing rights; and
(iv) a nonrecurring charge (net of taxes) of $148.0 million, or $.44 per share, related primarily to merger costs incurred in conjunction with the Green Tree Merger.

     Net income of $866.4 million in 1997, or $2.52 per diluted share, included:
(i) net investment gains (net of related costs, amortization and taxes) of $44.1 million, or 13 cents per diluted share; (ii) an extraordinary charge of $6.9 million, or 2 cents per share, related to early retirement of debt; (iii) a charge of 4 cents per share related to the induced conversion of preferred stock (treated as a preferred stock dividend); (iv) an impairment loss totaling $117.8 million or 35 cents per share and (v) nonrecurring charges totaling $44.8 million, or 13 cents per share. Nonrecurring charges included: (i) $40.5 million related to premium deficiencies on our Medicare supplement business in the state of Massachusetts; and (ii) $4.3 million related to the death of an executive officer. The impairment loss represents a charge to reduce the value of interest-only securities and servicing rights generally due to adverse prepayments.

     Net income of $452.2 million in 1996, or $1.69 per diluted share, included:
(i) net investment gains (net of related costs, amortization and taxes) of $11.2 million, or 4 cents per diluted share; and (ii) an extraordinary charge of $26.5 million, or 10 cents per share, related to early retirement of debt.

     Total revenues included net investment gains of $208.2 million in 1998, $266.5 million in 1997 and $60.8 million in 1996. Excluding net investment gains, total revenues were $7.5 billion in 1998, up 14 percent over 1997. Total revenues, excluding net investment gains, were up 76 percent in 1997 over 1996. Increases in total revenues in all three years reflect the impact and timing of acquisitions, as well as growth in both segments.

     RESULTS OF OPERATIONS BY SEGMENT FOR THE THREE YEARS ENDED DECEMBER 31,
1998:

     The following tables and narratives summarize our operating results by business segment.

                                                                  1998        1997       1996
                                                                  ----        ----       ----
                                                                    (DOLLARS IN MILLIONS)
Operating earnings:
  Operating income of segments before income taxes and
     minority interest of segments:
       Insurance and fee-based operations (see page 25).....    $1,367.8    $1,116.3    $581.2
       Finance operations (see page 28).....................       584.0       672.6     322.2
       Corporate interest and other expenses (see page 31)..      (180.4)     (126.8)   (112.4)
                                                                --------    --------    ------
          Operating income before income taxes and minority
            interest........................................     1,771.4     1,662.1     791.0
     Income tax related to operating income.................       634.7       618.0     288.6
                                                                --------    --------    ------
          Operating income before minority interest.........     1,136.7     1,044.1     502.4
     Minority interest in consolidated subsidiaries.........        90.4        52.3      34.9
                                                                --------    --------    ------
     Operating earnings.....................................     1,046.3       991.8     467.5
Nonoperating items:
  Impairment charge, net of tax.............................      (355.8)     (117.8)       --
  Nonrecurring charge, net of tax...........................      (148.0)      (44.8)       --
  Net investment gains (losses), net of tax and other
     items..................................................       (32.8)       44.1      11.2
                                                                --------    --------    ------
       Income before extraordinary charge...................       509.7       873.3     478.7
Extraordinary charge, net of tax............................        42.6         6.9      26.5
                                                                --------    --------    ------
       Net income...........................................    $  467.1    $  866.4    $452.2
                                                                ========    ========    ======

     INSURANCE AND FEE-BASED OPERATIONS

                                                                  1998         1997         1996
                                                                  ----         ----         ----
                                                                       (DOLLARS IN MILLIONS)
Premiums and deposits collected:
  Annuities.................................................    $ 1,999.1    $ 1,689.7    $ 1,670.3
  Supplemental health.......................................      2,037.4      1,843.5        810.8
  Life......................................................        928.8        709.2        403.6
  Individual and group major medical........................        878.2        744.0        341.0
  Other.....................................................        120.7         69.3         54.5
  Mutual funds..............................................         87.1         19.9           --
  Certificates of deposit...................................         30.0           --           --
                                                                ---------    ---------    ---------
          Total premiums and deposits collected.............    $ 6,081.3    $ 5,075.6    $ 3,280.2
                                                                =========    =========    =========
Average insurance liabilities:
  Annuities:
     Mortality based........................................    $   689.5    $   617.4    $   568.4
     Equity-linked..........................................        902.5        254.0           --
     Deposit based..........................................     11,649.6     11,336.4     10,483.0
  Health....................................................      4,452.0      3,626.5      1,083.3
  Life:
     Interest sensitive.....................................      4,131.4      3,256.2      1,963.2
     Non-interest sensitive.................................      2,762.9      2,284.7      1,478.8
                                                                ---------    ---------    ---------
          Total average insurance liabilities, net of
            reinsurance receivables.........................    $24,587.9    $21,375.2    $15,576.7
                                                                =========    =========    =========
Insurance policy income.....................................    $ 3,948.8    $ 3,410.8    $ 1,654.2
Net investment income:
  General account invested assets...........................      1,927.0      1,715.6      1,254.1
  Equity-indexed products based on S&P 500 Index............        103.9         39.4           --
  Separate account assets...................................         51.0         70.3         48.4
Fee revenue and other income................................         91.3         65.8         49.8
                                                                ---------    ---------    ---------
          Total revenues(a).................................      6,122.0      5,301.9      3,006.5
                                                                ---------    ---------    ---------
Insurance policy benefits...................................      2,704.8      2,368.3      1,195.0
Amounts added to policyholder account balances:
  Annuity and universal life products other than those
     listed below...........................................        728.6        697.1        620.2
  Equity-indexed products based on S&P 500 Index............         96.1         39.3           --
  Variable annuity products.................................         51.0         70.3         48.4
Amortization related to operations..........................        493.6        408.8        240.0
Interest expense on investment borrowings...................         65.3         42.0         22.0
Other operating costs and expenses..........................        614.8        559.8        299.7
                                                                ---------    ---------    ---------
          Total benefits and expenses (a)...................      4,754.2      4,185.6      2,425.3
                                                                ---------    ---------    ---------
          Operating income before income taxes, minority
            interest and extraordinary charge...............      1,367.8      1,116.3        581.2
Net investment gains (losses), net of related costs and
  amortization..............................................        (28.3)        85.3         24.8
Nonrecurring charges........................................           --        (62.4)          --
                                                                ---------    ---------    ---------
          Income before income taxes, minority interest and
            extraordinary charge............................    $ 1,339.5    $ 1,139.2    $   606.0
                                                                =========    =========    =========

                                                                  1998         1997         1996
                                                                  ----         ----         ----
                                                                       (DOLLARS IN MILLIONS)
Ratios:
  Investment income, net of interest credited on annuities
     and universal life products and interest expense on
     borrowings, as a percentage of insurance liabilities...         4.45%        4.35%        3.73%
  Operating costs and expenses as a percentage of average
     insurance liabilities, net of reinsurance..............         4.51%        4.53%        3.46%
Health loss ratios:
  All health lines:
     Insurance policy benefits and in reserves..............    $ 2,020.5    $ 1,837.5    $   857.7
     Loss ratio.............................................        67.35%       68.86%       70.90%
  Medicare supplement:
     Insurance policy benefits and in reserves..............    $   604.2    $   544.5    $   422.9
     Loss ratio.............................................        68.30%       69.13%       68.19%
  Long-term care:
     Insurance policy benefits and in reserves..............    $   477.1    $   433.4    $   109.0
     Loss ratio.............................................        66.88%       63.56%       58.67%
  Specified disease:
     Insurance policy benefits and in reserves..............    $   212.7    $   239.6           --
     Loss ratio.............................................        55.57%       61.64%          --
  Major medical:
     Insurance policy benefits and in reserves..............    $   633.1    $   579.6    $   300.0
     Loss ratio.............................................        72.52%       77.99%       85.74%
  Other:
     Insurance policy benefits and in reserves..............    $    93.4    $    40.4    $    25.8
     Loss ratio.............................................        68.78%       60.11%       48.50%

-------------------------
(a) Revenues exclude net investment gains (losses); benefits and expenses exclude amortization related to realized gains.

     General: Conseco's life insurance subsidiaries develop, market and administer annuity, supplemental health, individual life insurance, individual and group major medical and other insurance products. We distribute these products through a career agency force, professional independent producers and direct response marketing. The segment's 1998 results were affected by several recent acquisitions, including: Pioneer Financial Services, Inc. (acquired April 1, 1997); Colonial Penn Life Insurance Company and Providential Life Insurance Company (September 30, 1997); and Washington National Corporation (December 1,
1997).

     Premiums and deposits collected in 1998 were $6.1 billion, up 20 percent over 1997. Premiums and deposits collected in 1997 were $5.1 billion, up 55 percent over 1996. These increases were primarily due to recent acquisitions and premium rate increases. On a pro forma basis, including in all periods premiums and deposits collected by companies owned at year end 1998 (excluding discontinued health products) collected premiums and deposits increased by 8.4 percent in 1998 and 2.6 percent in 1997.

     See "Sales by Insurance Subsidiaries" for further analysis.

     Average insurance liabilities, net of reinsurance receivables, were $24.6 billion in 1998, up 15 percent over 1997, and $21.4 billion in 1997, up 37 percent over 1996.

     Insurance policy income is comprised of: (i) premiums earned on policies which provide mortality or morbidity coverage; and (ii) fees and other charges made against other policies. See "Sales by Insurance Subsidiaries" for further analysis.

     Net investment income on general account invested assets (which excludes income on separate account assets related to variable annuities and the income and change in the fair value of S&P 500 Call Options related to equity-indexed products) increased by 12 percent, to $1,927.0 million, in 1998, and by 37 percent, to $1,715.6 million, in 1997. The average balance of general account invested assets increased by 17 percent in 1998 to $26 billion and by 42 percent in 1997 to $22 billion. General account invested assets increased primarily due to the recent acquisitions. The yield on these assets decreased by .1 percentage point to 7.5 percent in 1998 and increased by
 .1 percentage point to 7.6 percent in 1997. Such fluctuations reflect the general decreases in investment interest rates over the last three years, offset by the fluctuations in income from limited partnerships and other investments.

     Net investment income related to equity-indexed products based on the S&P 500 Index is substantially offset by a corresponding charge to amounts added to policyholder account balances for equity-indexed products. Such income and related charge fluctuated based on the performance of the S&P 500 Index to which the returns on such products are linked. During 1998, we recorded income from the S&P 500 Options of $103.9 million and added amounts to policyholders' account balances of the equity-indexed products of $96.1 million.

     Net investment income from separate account assets is offset by a corresponding charge to amounts added to policyholder account balances for variable annuity products. Such income and related charge fluctuated in relationship to total separate account assets and the return earned on such assets.

     Insurance policy benefits increased in 1998 and in 1997 as a result of an increase in the amount of business in force on which benefits are incurred. The amount of business increased primarily as a result of recent acquisitions.

     The loss ratios for Medicare supplement products have been relatively stable and within our expectations for the last three years. Governmental regulations generally require us to attain and maintain a loss ratio, after three years, of not less than 65 percent.

     The net cash flows from our long-term care products generally result in the accumulation of amounts in the early policy years of a policy (accounted for as reserve increases) which will be paid out as benefits in later policy years (accounted for as reserve decreases). Accordingly, during the asset accumulation phase of these policies, the loss ratio will increase, but the increase in the change in reserve will be partially offset by investment income earned on the assets which have accumulated. The increase in the loss ratio during 1998 reflects such an occurrence; the 1998 and 1997 loss ratios also reflect the different characteristics of long-term care policies sold by recently acquired companies.

     The 1998 loss ratio for specified disease products benefited from favorable claim developments. These reduced insurance policy benefits and change in reserves by approximately $10.0 million.

     The 1998 and 1997 loss ratios for major medical products reflect recent premium rate increases and claim management activities. The 1998 loss ratio also benefited from favorable claim developments.

     The loss ratios on our other products have fluctuated over the last three years primarily because of the different characteristics of policies included in this category sold by recently acquired companies.

     Amounts added to policyholder account balances for interest expense on annuity products increased by 4.5 percent, to $728.6 million, in 1998, and by 12 percent, to $697.1 million, in 1997. The increase in interest expense resulting from a larger block of annuity business in force was partially offset by a reduction in crediting rates. The weighted average crediting rates for these annuity liabilities decreased by .2 percentage points, to 4.6 percent, during 1998, and decreased by .2 percentage points, to 4.8 percent, during 1997.

     Amortization related to operations includes amortization of: (i) the cost of policies produced; (ii) the cost of policies purchased; and (iii) goodwill. Balances subject to amortization increased as a result of recent acquisitions and new policies sold.

     Interest expense on investment borrowings increased along with our investment borrowing activities. Average investment borrowings were $1,092.4 million during 1998, compared to $719.3 million during 1997. The weighted average interest rate on such borrowings was 5.4 percent during 1998 and 5.8 percent during 1997.

     Other operating costs and expenses increased primarily because of recent acquisitions.

     Net investment gains (losses), net of related costs and amortization fluctuate from period to period. Selling securities at a gain and reinvesting the proceeds at lower yields may, absent other management action, tend to decrease future investment yields. We believe, however, that the following factors mitigate the adverse effect on net income: (i) we recognize additional amortization of cost of policies purchased and cost of policies produced in order to reflect reduced future yields (thereby reducing such amortization in future periods); (ii) we can reduce interest rates credited to some products, thereby diminishing the effect of the yield decrease on the investment spread; and (iii) the investment portfolio grows as a result of reinvesting the investment gains. As a result of the sales of fixed maturity investments, our amortization of the cost of policies purchased and the cost of policies produced increased by $236.5 million, $181.2 million and $36.0 million in 1998, 1997 and 1996, respectively.

     FINANCE OPERATIONS:

                                                                  1998         1997         1996
                                                                  ----         ----         ----
                                                                       (DOLLARS IN MILLIONS)
Contract originations:
  Manufactured housing......................................    $ 6,077.5    $ 5,479.3    $ 4,882.0
  Mortgage services.........................................      5,215.8      3,476.3      1,490.7
  Consumer/credit card......................................      2,727.9      1,511.0        979.4
  Commercial................................................      7,400.8      5,181.2      3,202.2
                                                                ---------    ---------    ---------
     Total..................................................    $21,422.0    $15,647.8    $10,554.3
                                                                =========    =========    =========
Sales of receivables:
  Manufactured housing......................................    $ 5,419.4    $ 5,369.8    $ 5,033.4
  Home equity/home improvement..............................      4,810.9      3,031.5      1,324.2
  Consumer/equipment........................................      2,022.4      1,615.5      1,555.7
  Leases....................................................        379.9        508.0           --
  Commercial and retail revolving credit....................        741.0        224.4        500.3
                                                                ---------    ---------    ---------
     Total..................................................    $13,373.6    $10,749.2    $ 8,413.6
                                                                =========    =========    =========
Managed receivables (average):
  Manufactured housing......................................    $19,478.2    $16,279.3    $13,136.5
  Mortgage services.........................................      6,425.3      3,444.3      1,540.0
  Consumer/credit card......................................      2,388.6      1,368.9        738.6
  Commercial................................................      4,082.2      2,642.1      1,115.1
                                                                ---------    ---------    ---------
     Total..................................................    $32,374.3    $23,734.6    $16,530.2
                                                                =========    =========    =========
Net investment income:
  Finance receivables and other.............................    $   251.3    $   194.6    $   125.6
  Interest-only securities..................................        132.9        125.8         77.2
Gain on sale of finance receivables.........................        745.0        779.0        400.6
Fee revenue and other income................................        260.4        178.6        119.1
                                                                ---------    ---------    ---------
     Total revenues.........................................      1,389.6      1,278.0        722.5
                                                                ---------    ---------    ---------
Finance interest expense....................................        213.7        160.9         70.1
Other operating costs and expenses..........................        591.9        444.5        330.2
                                                                ---------    ---------    ---------
     Total expenses.........................................        805.6        605.4        400.3
                                                                ---------    ---------    ---------
     Operating income before income taxes, minority interest
       and extraordinary charge.............................        584.0        672.6        322.2
Impairment charge...........................................        549.4        190.0           --
Nonrecurring charges........................................        148.0           --           --
                                                                ---------    ---------    ---------
     Income (loss) before income taxes, minority interest
       and extraordinary charge.............................    $  (113.4)   $   482.6    $   322.2
                                                                =========    =========    =========

     General: Conseco's finance subsidiaries provide financing for manufactured housing, home equity, home improvements, consumer products and equipment, and provide consumer and commercial revolving credit. Finance products include both fixed-term and revolving loans and leases. Conseco also markets physical damage and term mortgage life insurance and other credit protection relating to the loans it services.

     Contract originations in 1998 were $21.4 billion, up 37 percent over 1997. Contract originations in 1997 were $15.6 billion, up 48 percent over 1996.

     Manufactured housing contract originations increased by $598.2 million, or 11 percent, during 1998 and by $597.3 million, or 12 percent, during 1997. The increase in 1998 is primarily due to an increase in the average size of the contracts written. The increase in 1997 is due to both an increase in the average size and number of contracts written.

     Mortgage services contract originations increased by $1.7 billion, or 50 percent, during 1998 and by $2.0 billion, or 133 percent, during 1997. We have continued to expand our home equity retail origination network.

     Consumer/credit card contract originations increased by $1.2 billion, or 81 percent, during 1998 and by $531.6 million, or 54 percent, during 1997. The increase is primarily the result of our marketing efforts.

     Commercial originations increased by $2.2 billion, or 43 percent, during 1998 and increased by $2.0 billion, or 62 percent, during 1997. The increase reflects higher production in all areas of commercial financing.

     Sales of receivables occur when we sell finance receivables that we originate through securitizations. The total receivables sold in a particular period depends on many factors, including: (i) the volume of recent originations; (ii) market conditions; and (iii) the availability and cost of alternative financing. Total finance receivables sold increased by 24 percent in 1998. Total finance receivables sold in 1997 were up 28 percent over 1996. Total finance receivables held by the Company were $3.3 billion at December 31, 1998, an increase of $1.3 billion over December 31, 1997, as a result of: (i) an increase in the pace of originations; and (ii) our election to hold more of the loans scheduled for sale late in each quarter until early in the next quarter, when the market supply of securitizations is usually lower and the spreads are usually better.

     Managed receivables include finance receivables we sell through securitizations as well as finance receivables and interests in finance receivables we retain. The average managed receivables increased to $32.4 billion in 1998, up 36 percent over 1997, and to $23.7 billion in 1997, up 44 percent over 1996.

     Net investment income on finance receivables and other consists of: (i) interest earned on unsold finance receivables; and (ii) interest income on short-term and other investments. Such income increased by 29 percent, to $251.3 million, in 1998 and by 55 percent, to $194.6 million, in 1997, consistent with the increases in average finance receivables. The weighted average yield earned on finance receivables was 9.4 percent, 11.3 percent and 13.4 percent during 1998, 1997 and 1996, respectively.

     Net investment income on interest-only securities is the accretion recognized on the interest-only securities we retain after we sell finance receivables. Such income increased by 5.6 percent, to $132.9 million, in 1998, and by 63 percent, to $125.8 million, in 1997. The increase was consistent with the change in the average balance of interest-only securities and the increase in the discount rate assumption we use to value our interest-only securities. The weighted average yields earned on interest-only securities were 13.2 percent, 11.2 percent and 9.2 percent during 1998, 1997 and 1996, respectively.

     Gain on sale of finance receivables is the difference between the proceeds from the sale of receivables (net of related transaction costs) and the allocated carrying amount of the receivables sold. We determine the allocated carrying amount by allocating the original amount of the receivables between the portion sold and any retained interests (securities classified as fixed maturities, interest-only securities and servicing rights), based on their relative fair values at the time of sale. Assumptions used in calculating the estimated fair value of interest-only securities and servicing rights are subject to volatility that could materially affect operating results. Prepayment rates may vary from expected rates as a result of competition, obligor mobility, general and regional economic conditions and changes in interest rates. In addition, actual losses incurred as a result of loan defaults may vary from projected performance.

     Our gain on sale of finance receivables decreased by 4.4 percent, to $745.0 million, in 1998 and increased by 94 percent, to $779.0 million, in 1997. Our gain recognized at the time of the sale fluctuates when changes occur in: (i) the amount of loans sold; (ii) market conditions (such as the market interest rates available on securities sold in our securitizations); (iii) the amount and type of interest in the receivables sold that we retain; and (iv) assumptions used to calculate the gain. The account also reflects a charge of $200 million in 1996 as a result of adjustments necessary to fully consider the effects of partial prepayments on projected future interest collections and the impact of changes in projected future interest due to investors. Such adjustments were calculated using the cash out method to measure the period of time for which projected cash flows related to securitizations should be discounted.

     In response to higher prepayment rates and higher market yields on publicly traded securities similar to our interest-only securities, we increased the assumed prepayment and discount rates used to calculate the gain on sale of finance receivables for sales completed after June 30, 1998. Accordingly, the amount of gain as a percentage of closed-end loans sold decreased to 6.27 percent in 1998 from 7.44 percent in 1997 and 7.61 percent in 1996.

     Current conditions in the credit markets and the resulting less attractive pricing of certain lower rated securities have caused us to hold, rather than sell, certain securities with corporate guarantee provisions formed in our securitizations. We recognize no gain on the sale of the securities we hold, but we recognize greater interest income, net of related interest expense, over the term we hold them. At December 31, 1998, we held $340.8 million of such securities that are included in actively managed fixed maturities.

     Fee revenue and other income includes servicing income, commissions earned on insurance policies written in conjunction with financing transactions, and other income from late fees. Such income increased by 46 percent, to $260.4 million, in 1998 and by 50 percent, to $178.6 million, in 1997. Our servicing portfolio (on which servicing income is earned) grew and our net written insurance premiums grew along with managed receivables.

     Finance interest expense increased by 33 percent, to $213.7 million, in 1998 and by 130 percent, to $160.9 million, in 1997. We increased borrowings to fund the increase in our average inventory of finance receivables from increases in our loan originations, commercial revolving credit and lease portfolio financings and securities held from our securitizations. These increases were offset somewhat by a decrease in our average borrowing rate, which was 7.2 percent, 8.1 percent and 8.7 percent during 1998, 1997 and 1996, respectively, and a reduction in borrowings attributable to the proceeds of the $1.1 billion capital contribution from Conseco in 1998.

     Other operating costs and expenses include the costs associated with servicing our managed receivables, and non-deferrable costs related to originating new loans. Such expense increased by 33 percent, to $591.9 million, in 1998 and by 35 percent, to $444.5 million, in 1997, reflecting: (i) the growth in our servicing portfolio; and (ii) the increased volume of contracts originated.

     Impairment charges represent reductions in the value of interest-only securities and servicing rights. During the second quarter of 1998, prepayments on securitized loan contracts continued to exceed our expectations and we concluded that such prepayments were likely to continue to be higher than expected in future periods. As a result, we concluded that an impairment had occurred in the value of the interest-only securities and servicing rights, and we set a new value based on current assumptions. In addition, during the second quarter of 1998, the market yields of publicly traded securities similar to our interest-only securities increased. The new assumptions were based on our internal evaluations and consultation with external investment managers having significant experience in valuing these securities. Compared to the assumptions previously used: (i) we increased prepayment rates; (ii) we increased the discount rate used to determine the present value of future cash flows to 15 percent from 11.5 percent; and (iii) we increased the anticipated future rates of default. We recognized a $549.4 million impairment charge in 1998 to reduce the carrying value of the interest-only securities and servicing rights. In February 1999 we announced that, subject to audit, a portion of the impairment charge would be recognized in earlier periods. After analysis and discussion with the relevant auditors, we concluded that all of this charge should be recognized in 1998. The 1997 charge was generally due to adverse prepayment experience.

     Nonrecurring charges include various costs (including investment banking, accounting, legal and regulatory fees and other costs associated with the Green Tree Merger) totaling $148.0 million.

     CORPORATE INTEREST AND OTHER EXPENSES

     These accounts were $180.4 million in 1998, $126.8 million in 1997 and $112.4 million in 1996. Interest expense included in that total was $165.4 million in 1998, $109.4 million in 1997 and $108.1 million in 1996, fluctuating in relationship to the average debt outstanding and the average interest rate.

SALES BY INSURANCE SUBSIDIARIES

     In accordance with GAAP, insurance policy income as shown in our consolidated statement of operations consists of premiums we receive for policies having life contingencies or morbidity features. For annuity and universal life contracts without such features, premiums collected are not reported as revenues, but as deposits to insurance liabilities. We recognize revenues for these products over time in the form of investment income and surrender or other charges.

     Total premiums and deposits collected were as follows:

                                                                  1998        1997        1996
                                                                  ----        ----        ----
                                                                     (DOLLARS IN MILLIONS)
Premiums collected by our insurance subsidiaries:
  Life insurance:
    First-year..............................................    $  154.0    $  150.0    $   79.2
    Renewal.................................................       774.8       559.2       324.4
                                                                --------    --------    --------
      Total life insurance..................................       928.8       709.2       403.6
                                                                --------    --------    --------
Annuities:
  Equity-indexed (first-year)...............................       783.2       387.7        80.4
  Equity-indexed (renewal)..................................        15.0          --          --
                                                                --------    --------    --------
      Subtotal-equity-indexed annuities.....................       798.2       387.7        80.4
                                                                --------    --------    --------
  Variable (first-year).....................................       267.2       127.4        37.9
  Variable (renewal)........................................        65.4        57.8        53.0
                                                                --------    --------    --------
    Subtotal -- variable annuities..........................       332.6       185.2        90.9
                                                                --------    --------    --------
  Traditional fixed (first-year)............................       717.7       857.7     1,148.6
  Traditional fixed (renewal)...............................        55.9        79.6        92.7
                                                                --------    --------    --------
    Subtotal -- traditional fixed annuities.................       773.6       937.3     1,241.3
                                                                --------    --------    --------
  Market value-adjusted (first-year)........................        86.6       165.7       237.2
  Market value-adjusted (renewal)...........................         8.1        13.8        20.5
                                                                --------    --------    --------
    Subtotal -- market-value adjusted annuities.............        94.7       179.5       257.7
                                                                --------    --------    --------
      Total annuities.......................................     1,999.1     1,689.7     1,670.3
                                                                --------    --------    --------
Supplemental health:
  Medicare supplement (first-year)..........................       106.6       101.8        72.5
  Medicare supplement (renewal).............................       810.1       694.4       545.4
                                                                --------    --------    --------
    Subtotal -- Medicare supplement.........................       916.7       796.2       617.9
                                                                --------    --------    --------
  Long-term care (first-year)...............................       122.6       143.3        51.6
  Long-term care (renewal)..................................       605.8       520.4       141.3
                                                                --------    --------    --------
    Subtotal -- long-term care..............................       728.4       663.7       192.9
                                                                --------    --------    --------
  Specified disease (first-year)............................        41.5        44.9          --
  Specified disease (renewal)...............................       350.8       338.7          --
                                                                --------    --------    --------
    Subtotal -- specified disease...........................       392.3       383.6          --
                                                                --------    --------    --------
      Total supplemental health.............................     2,037.4     1,843.5       810.8
                                                                --------    --------    --------
Individual and group major medical:
  Individual (first-year)...................................        95.5        70.5         6.0
  Individual (renewal)......................................       228.3       147.2        44.9
                                                                --------    --------    --------
    Subtotal -- individual..................................       323.8       217.7        50.9
                                                                --------    --------    --------
  Group (first-year)........................................        48.0        63.6          --
  Group (renewal)...........................................       506.4       462.7       290.1
                                                                --------    --------    --------
    Subtotal -- group.......................................       554.4       526.3       290.1
                                                                --------    --------    --------
      Total major medical...................................       878.2       744.0       341.0
                                                                --------    --------    --------
Other health (discontinued):
  Other (first-year)........................................        12.6        13.2         2.2
  Other (renewal)...........................................       108.1        56.1        52.3
                                                                --------    --------    --------
      Total -- other........................................       120.7        69.3        54.5
                                                                --------    --------    --------
Total first-year premiums...................................     2,435.5     2,125.8     1,715.6
Total renewal premiums......................................     3,528.7     2,929.9     1,564.6
                                                                --------    --------    --------
      Total premiums collected by our insurance
       subsidiaries.........................................     5,964.2     5,055.7     3,280.2
                                                                --------    --------    --------
Deposits collected by our other subsidiaries:
  Mutual funds'.............................................        87.1        19.9          --
  Certificates of deposit...................................        30.0          --          --
                                                                --------    --------    --------
      Total premiums and deposits collected.................    $6,081.3    $5,075.6    $3,280.2
                                                                ========    ========    ========

     Our recent acquisitions have a significant effect on premiums collected. Total premiums and deposits collected for all currently consolidated companies for 1998, 1997 and 1996 (including periods prior to their acquisition by Conseco) are provided below:

                                                                  1998        1997        1996
                                                                  ----        ----        ----
                                                                     (DOLLARS IN MILLIONS)
Pro forma premiums collected by our insurance subsidiaries:
  Life insurance:
    First-year..............................................    $  154.0    $  203.5    $  226.4
    Renewal.................................................       774.8       718.8       703.4
                                                                --------    --------    --------
         Total life insurance...............................       928.8       922.3       929.8
                                                                --------    --------    --------
  Annuities:
    Equity-indexed (first-year).............................       783.2       387.7        80.4
    Equity-indexed (renewal)................................        15.0          --          --
                                                                --------    --------    --------
      Subtotal -- equity-indexed annuities..................       798.2       387.7        80.4
                                                                --------    --------    --------
    Variable (first-year)...................................       267.2       127.4        37.9
    Variable (renewal)......................................        65.4        58.7        54.3
                                                                --------    --------    --------
      Subtotal -- variable annuities........................       332.6       186.1        92.2
                                                                --------    --------    --------
    Traditional fixed (first-year)..........................       717.7       900.3     1,217.6
    Traditional fixed (renewal).............................        55.9        93.1       136.2
                                                                --------    --------    --------
      Subtotal -- Traditional fixed annuities...............       773.6       993.4     1,353.8
                                                                --------    --------    --------
    Market value-adjusted (first-year)......................        86.6       165.7       265.4
    Market value-adjusted (renewal).........................         8.1        13.8        20.5
                                                                --------    --------    --------
      Subtotal -- market-value adjusted annuities...........        94.7       179.5       285.9
                                                                --------    --------    --------
         Total annuities....................................     1,999.1     1,746.7     1,812.3
                                                                --------    --------    --------
  Supplemental health:
    Medicare supplement (first-year)........................       106.6       113.2       114.3
    Medicare supplement (renewal)...........................       810.1       775.3       757.3
                                                                --------    --------    --------
      Subtotal -- Medicare supplement.......................       916.7       888.5       871.6
                                                                --------    --------    --------
    Long-term care (first-year).............................       122.6       146.0       142.2
    Long-term care (renewal)................................       605.8       528.1       442.7
                                                                --------    --------    --------
      Subtotal -- long-term care............................       728.4       674.1       584.9
                                                                --------    --------    --------
    Specified disease (first-year)..........................        41.5        44.9        49.8
    Specified disease (renewal).............................       350.8       338.7       333.8
                                                                --------    --------    --------
      Subtotal -- specified disease.........................       392.3       383.6       383.6
                                                                --------    --------    --------
         Total supplemental health..........................     2,037.4     1,946.2     1,840.1
                                                                --------    --------    --------
  Individual and group major medical:
    Individual (first-year).................................        95.5        84.5        44.4
    Individual (renewal)....................................       228.3       178.5       128.5
                                                                --------    --------    --------
      Subtotal -- individual................................       323.8       263.0       172.9
                                                                --------    --------    --------
    Group (first-year)......................................        48.0        88.0       101.2
    Group (renewal).........................................       506.4       512.8       502.3
                                                                --------    --------    --------
      Subtotal -- group.....................................       554.4       600.8       603.5
                                                                --------    --------    --------
         Total major medical................................       878.2       863.8       776.4
                                                                --------    --------    --------
  Other health (discontinued):
    Other (first-year)......................................        12.6        14.7        34.3
    Other (renewal).........................................       108.1       147.2       215.8
                                                                --------    --------    --------
         Total -- other.....................................       120.7       161.9       250.1
                                                                --------    --------    --------
  Total first-year premiums.................................     2,435.5     2,275.9     2,313.9
  Total renewal premiums....................................     3,528.7     3,365.0     3,294.8
                                                                --------    --------    --------
         Total pro forma premiums collected by our insurance
           subsidiaries.....................................     5,964.2     5,640.9     5,608.7
                                                                --------    --------    --------
Deposits collected by our other subsidiaries:
  Mutual funds..............................................        87.1        19.9          --
  Certificates of deposit...................................        30.0          --          --
                                                                --------    --------    --------
         Total pro forma premiums and deposits collected....    $6,081.3    $5,660.8    $5,608.7
                                                                ========    ========    ========

     Life products are sold through career agents, professional independent producers and direct response distribution channels. Life premiums collected in 1998 were $928.8 million, up 31 percent over 1997. Life premiums collected in 1997 were $709.2 million, up 76 percent over 1996. Such increases relate primarily to premiums collected by recently acquired companies in periods after their acquisition.

     Annuities include traditional fixed-rate annuities, market value-adjusted annuities, equity-indexed annuities and variable annuities sold through both career agents and professional independent producers.

     In response to consumers' desire for alternative investment products with returns linked to equities, we introduced our first equity-indexed annuity product in 1996. The accumulation value of these annuities is credited with interest at an annual minimum guaranteed rate of 3 percent (or, including the effect of applicable sales loads, a 1.5 percent compound average interest rate over the term of the contracts). The annuities provide for higher returns based on a percentage of the change in the S&P 500 Index during each year of their term. We purchase S&P 500 Call Options in an effort to hedge increases to policyholder benefits that would result from increases in the S&P 500 Index. Total collected premiums for this product increased by 106 percent, to $798.2 million, in 1998 and by 382 percent, to $387.7 million, in 1997.

     Variable annuities offer contract holders the ability to direct premiums into specific investment portfolios; rates of return are based on the performance of the portfolio. Such annuities have become increasingly popular recently as a result of the desire of investors to invest in common stocks. In 1996, we began to offer more investment options for variable annuity deposits, and we expanded our marketing efforts, resulting in increased collected premiums. Our profits on variable annuities come from the fees charged to contract holders. Variable annuity collected premiums increased by 80 percent, to $332.6 million, in 1998 and by 104 percent, to $185.2 million, in 1997.

     Traditional fixed-rate annuity products include single-premium deferred annuities ("SPDAs"), flexible-premium deferred annuities ("FPDAs") and single-premium immediate annuities ("SPIAs"), which are credited with a guaranteed rate. The demand for traditional fixed-rate annuity contracts has decreased in recent years, as relatively low interest rates have made other investment products more attractive. SPDA and FPDA policies typically have an interest rate that is guaranteed for the first policy year, after which we have the discretionary ability to change the crediting rate to any rate not below a guaranteed rate. The interest rate credited on a SPIA is based on the market conditions existing when the policy is issued and remains unchanged over the life of the SPIA. Annuity premiums on these products decreased by 17 percent, to $773.6 million, in 1998 and by 24 percent, to $937.3 million, in 1997.

     We offer deferred annuity products with a "market value adjustment" feature. These products provide us with additional protection from early terminations when interest rates rise by reducing the surrender value payable upon a full surrender of the policy in excess of the allowable penalty-free withdrawal amount. Conversely, when interest rates fall, the market value adjustment feature increases the surrender value payable to the policyholder. Annuity premiums collected with this feature decreased by 47 percent, to $94.7 million, in 1998 and by 30 percent to $179.5 million, in 1997.

     Supplemental health products include Medicare supplement, long-term care and specified disease insurance products distributed through a career agency force and professional independent producers. Our profits on supplemental health policies depend on the overall level of sales, the persistency of the in-force business, claim experience and expense management.

     Collected premiums on Medicare supplement policies increased by 15 percent, to $916.7 million, in 1998 and by 29 percent, to $796.2 million, in 1997, primarily reflecting our recent acquisitions, a reinsurance assumption agreement and rate increases. Sales of Medicare supplement policies have been affected by:
(i) steps taken to improve profitability by increasing premium rates and changing our commission structure and underwriting criteria; (ii) increased competition from alternative providers, including HMOs; and (iii) reduced production in Massachusetts due to our decision to cease writing new business in that state (as announced in the third quarter of 1997).

     Premiums collected on long-term care policies increased by 9.7 percent, to $728.4 million, in 1998 and by 244 percent, to $663.7 million, in 1997. The increase reflects growth from both recently acquired and previously owned companies.

     Premiums collected on specified disease products were $392.3 million and $383.6 million in 1998 and 1997, respectively. Substantially all of the premiums collected in both periods are from recently acquired companies.

     Individual and group major medical products include individual and group major medical health insurance products. Group premiums increased by 5.3 percent, to $554.4 million, in 1998 and by 81 percent, to $526.3 million, in 1997. Individual health premiums increased by 49 percent, to $323.8 million, in 1998 and by 328 percent, to $217.7 million in 1997. The increases principally reflect recent acquisitions.

     Other health products include: (i) various other health insurance products that are not currently being actively marketed; and (ii) in 1998, the specialty health insurance products of a recently acquired company marketed to educators. Premiums collected in 1998 were $120.7 million, up 74 percent over 1997. Premiums collected in 1997 were $69.3 million, up 27 percent over 1996. We have discontinued the sale of our other health products; collected premiums will decrease in future periods. The in-force business continues to be profitable.

PRO FORMA DATA ASSUMING PORTFOLIO LENDING

     The following pro forma data present our estimate of our operating earnings (income before extraordinary charge, net investment gains (losses) (less that portion of amortization of cost of policies purchased and cost of policies produced and income taxes relating to such gains (losses), impairment charge (net of income taxes) and nonrecurring charges (net of income taxes)) on a portfolio basis; that is, as if we had accounted for the securitizations of our finance receivables as financing transactions throughout the Company's history rather than as sales. Accordingly, the pro forma data exclude gain on sale of finance receivables, servicing revenues and interest income on interest-only securities. The pro forma data do reflect, over the life of the loans, the spread between: (i) the interest earned on the loans included in the securitization pools; and (ii) the sum of the interest paid to the holders of the debt securities pursuant to the securitizations and credit losses in the portfolio. The pro forma data are intended to assist you in analyzing our operating results; they are not intended to, and do not, represent the results of the Company's operations prepared in accordance with GAAP.

                                                                    YEARS ENDED DECEMBER 31,
                                                                --------------------------------
                                                                  1998        1997        1996
                                                                  ----        ----        ----
                                                                (AMOUNTS IN MILLIONS EXCEPT PER
                                                                         SHARE AMOUNTS)
PRO FORMA OPERATING EARNINGS DATA
Margin on interest spread products:
  Finance income............................................    $3,050.2    $2,274.4    $1,616.3
  Investment income from insurance product investments......     2,458.7     2,107.2     1,453.0
  Provision for credit losses...............................       380.6       281.9       150.5
  Finance and investment borrowing interest expense.........     2,235.3     1,701.7     1,169.0
  Amounts added to annuity and financial product account
    balances................................................       875.7       806.7       668.6
                                                                --------    --------    --------
         Net interest margin................................     2,017.3     1,591.3     1,081.2
                                                                --------    --------    --------
Margin on morbidity and mortality products:
  Insurance policy income...................................     3,849.0     3,332.7     1,603.6
  Insurance policy benefits.................................     2,704.8     2,368.3     1,195.0
                                                                --------    --------    --------
         Net mortality and morbidity........................     1,144.2       964.4       408.6
                                                                --------    --------    --------
Other revenues:
  Fee revenue and other.....................................       211.6       130.7        95.6
  Policy surrender fees.....................................        99.8        78.1        50.6
                                                                --------    --------    --------
         Total other revenues...............................       311.4       208.8       146.2
                                                                --------    --------    --------
Corporate interest expense..................................       165.4       109.4       108.1
Amortization................................................       496.5       408.8       240.0
Other operating costs and expenses..........................     1,042.2       888.3       559.0
                                                                --------    --------    --------
         Total costs and expenses...........................     1,704.1     1,406.5       907.1
                                                                --------    --------    --------
         Pro forma operating earnings before income taxes
           and minority interest............................     1,768.8     1,358.0       728.9
Income tax expense..........................................       633.8       461.3       236.9
                                                                --------    --------    --------
         Pro forma operating earnings before minority
           interest.........................................     1,135.0       896.7       492.0
Minority interest...........................................        90.4        52.3        34.9
                                                                --------    --------    --------
         Pro forma operating earnings.......................    $1,044.6    $  844.4    $  457.1
                                                                ========    ========    ========
Reconciliation of reported operating earnings per diluted
  share to
  pro forma operating earnings per share:
  Reported operating earnings per share.....................    $   3.15    $   2.93    $   1.75
    Pro-forma adjustments:
       Finance income.......................................        6.06        4.39        3.86
       Interest-only interest income........................        (.25)       (.20)       (.16)
       Provision for credit losses..........................        (.71)       (.52)       (.35)
       Amortization of net deferred costs...................        (.14)       (.07)       (.06)
       Interest expense.....................................       (3.65)      (2.74)      (2.49)
       Eliminate gain-on-sale (before impairment charge)....       (1.39)      (1.33)       (.84)
       Eliminate servicing income...........................        (.26)       (.21)       (.17)
       Deferral of net origination costs....................         .33         .24         .17
                                                                --------    --------    --------
         Pro forma operating earnings per share.............    $   3.14    $   2.49    $   1.71
                                                                ========    ========    ========

INVESTMENTS

     Our investment strategy is to: (i) maintain a predominately investment-grade fixed income portfolio; (ii) provide adequate liquidity to meet our cash obligations to policyholders and others; and (iii) maximize current income and total investment return through active investment management. Consistent with this strategy, investments in fixed maturity securities, mortgage loans, policy loans, separate accounts and short-term investments made up 90 percent of our $29.2 billion investment portfolio at December 31, 1998. The remainder of the invested assets were equity securities and other invested assets.

     Insurance statutes regulate the type of investments that our insurance subsidiaries are permitted to make and limit the amount of funds that may be used for any one type of investment. In light of these statutes and regulations and our business and investment strategy, we generally seek to invest in United States government and government-agency securities and corporate securities rated investment grade by established nationally recognized rating organizations or in securities of comparable investment quality, if not rated.

     The following table summarizes investment yields earned over the past three years:

                                                                  1998         1997         1996
                                                                  ----         ----         ----
                                                                       (DOLLARS IN MILLIONS)
Weighted average invested assets:
  As reported...............................................    $27,401.7    $23,288.8    $16,356.3
  Excluding unrealized appreciation (depreciation)(a).......     27,071.9     23,177.7     16,278.8
Net investment income, excluding income on finance
  receivables and interest-only securities..................      2,078.1      1,825.3      1,302.5
Yields earned:
  As reported...............................................          7.6%         7.8%         8.0%
  Excluding unrealized appreciation (depreciation)(a).......          7.7%         7.9%         8.0%

-------------------------

(a) Excludes the effect of reporting fixed maturities at fair value as described in note 1 to the consolidated financial statements.

     Although investment income is a significant component of total revenues, the profitability of certain of our insurance products is determined primarily by the spreads between the interest rates we earn and the rates we credit or accrue to our insurance liabilities. At December 31, 1998, the average yield, computed on the cost basis of our investment portfolio, was 7.3 percent, and the average interest rate credited or accruing to our total insurance liabilities was 5.1 percent, excluding interest bonuses guaranteed only for the first year of the contract.

     ACTIVELY MANAGED FIXED MATURITIES

     Our actively managed fixed maturity portfolio at December 31, 1998, included primarily debt securities of the United States government, public utilities and other corporations, and mortgage-backed securities.
Mortgage-backed securities included collateralized mortgage obligations ("CMOs") and mortgage-backed pass-through securities.

     At December 31, 1998, our fixed maturity portfolio had $424.2 million of unrealized gains and $445.2 million of unrealized losses, for a net unrealized loss of $21.0 million. Estimated fair values for fixed maturity investments were determined based on: (i) estimates from nationally recognized pricing services (80 percent of the portfolio); (ii) broker-dealer market makers (7 percent of the portfolio); and (iii) internally developed methods (13 percent of the portfolio).

     At December 31, 1998, approximately 6.9 percent of our invested assets (9.2 percent of fixed maturity investments) were rated below-investment grade by nationally recognized statistical rating organizations (or, if not rated by such firms, with ratings below Class 2 assigned by the NAIC). We plan to maintain approximately the present level of below-investment-grade fixed maturities. These securities generally have greater risks than other corporate debt investments, including risk of loss upon default by the borrower, and are often unsecured and subordinated to other creditors. Below-investment-grade issuers usually have higher levels of indebtedness and are more sensitive to adverse economic conditions, such as recession or increasing interest rates, than are investment-grade issuers. We are aware of these risks and monitor our below-investment-grade securities closely. At December 31, 1998, our below-investment-grade fixed maturity investments had an amortized cost of $2,237.1 million and an estimated fair value of $1,999.6 million.

     We periodically evaluate the creditworthiness of each issuer whose securities we hold. We pay special attention to those securities whose market values have declined materially for reasons other than changes in interest rates or other general market conditions. We evaluate the realizable value of the investment, the specific condition of the issuer and the issuer's ability to comply with the material terms of the security. Information reviewed may include the recent operational results and financial position of the issuer, information about its industry, recent press releases and other information. Conseco employs a staff of experienced securities analysts in a variety of specialty areas. Among its other responsibilities, this staff is charged with compiling and reviewing such information. If evidence does not exist to support a realizable value equal to or greater than the carrying value of the investment, and such decline in market value is determined to be other than temporary, we reduce the carrying amount to its net realizable value, which becomes the new cost basis; we report the amount of the reduction as a realized loss. We recognize any recovery of such reductions in the cost basis of an investment only upon the sale, repayment or other disposition of the investment. In 1998, we recorded writedowns of fixed maturity investments, equity securities and other invested assets totaling $32.4 million. Our investment portfolio is subject to the risks of further declines in realizable value. However, we attempt to mitigate this risk through the diversification and active management of our portfolio.

     As of December 31, 1998, our fixed maturity investments in substantive default (i.e., in default due to nonpayment of interest or principal) had an amortized cost and carrying value of $56.5 million and $48.7 million, respectively. The Company had no fixed maturity investments in technical (but not substantive) default (i.e., in default, but not as to the payment of interest or principal). There were no other fixed maturity investments about which we had serious doubts as to the ability of the issuer to comply on a timely basis with the material terms of the instrument.

     When a security defaults, our policy is to discontinue the accrual of interest and eliminate all previous interest accruals, if we determine that such amounts will not be ultimately realized in full. Investment income forgone due to defaulted securities was not significant in any of the three years ended December 31, 1998.

     At December 31, 1998, fixed maturity investments included $6.4 billion of mortgage-backed securities (or 29 percent of all fixed maturity securities). CMOs are backed by pools of mortgages that are segregated into sections or "tranches" that provide for sequential retirement of principal. Pass-through securities receive principal and interest payments through their regular pro rata share of the payments on the underlying mortgages backing the securities. The yield characteristics of mortgage-backed securities differ from those of traditional fixed-income securities. Interest and principal payments occur more frequently, often monthly. Mortgage-backed securities are subject to risks associated with variable prepayments. Prepayment rates are influenced by a number of factors that cannot be predicted with certainty, including: the relative sensitivity of the underlying mortgages backing the assets to changes in interest rates; a variety of economic, geographic and other factors; and the repayment priority of the securities in the overall securitization structures.

     In general, prepayments on the underlying mortgage loans and the securities backed by these loans increase when the level of prevailing interest rates declines significantly relative to the interest rates on such loans. Mortgage-backed securities purchased at a discount to par will experience an increase in yield when the underlying mortgages prepay faster than expected. These securities purchased at a premium that prepay faster than expected will incur a reduction in yield. When interest rates decline, the proceeds from the prepayment of mortgage-backed securities are likely to be reinvested at lower rates than we were earning on the prepaid securities. When interest rates increase, prepayments on mortgage-backed securities decrease, because fewer underlying mortgages are refinanced. When this occurs, the average duration of the mortgage-backed securities increases, which decreases the yield on mortgage-backed securities purchased at a discount, because the discount is realized as income at a slower rate and increases the yield on those purchased at a premium as a result of a decrease in annual amortization of the premium.

     The degree to which a mortgage-backed security is susceptible to income fluctuations is influenced by: (i) the difference between its cost and par; (ii) the relative sensitivity of the underlying mortgages backing the security to prepayment in a changing interest rate environment; and (iii) the repayment priority of the security in the overall securitization structure. The Company seeks to limit the extent of these risks associated with mortgage-backed securities in our fixed maturity portfolio by: (i) purchasing securities that are backed by collateral with lower prepayment sensitivity (such as mortgages priced at a discount to par value and mortgages that are extremely seasoned);
(ii) avoiding the purchase of securities for our fixed maturity portfolio whose values are heavily influenced by changes in prepayments (such as interest-only and principal-only securities); (iii) investing in securities structured to reduce prepayment risk (such as planned amortization class ("PAC") and targeted amortization class ("TAC") CMOs); and (iv) actively managing the entire portfolio of mortgage-backed securities to dispose of those which are deemed more likely to be prepaid. PAC and TAC instruments represented approximately 28 percent of our mortgage-backed securities at December 31, 1998. The call-adjusted modified duration of our mortgage-backed securities at December 31, 1998, was 4.1 years.

     Mortgage-backed securities held in our fixed maturity portfolio at December 31, 1998, summarized by interest rates on the underlying collateral were as follows:

                                                                  PAR       AMORTIZED    ESTIMATED
                                                                 VALUE        COST       FAIR VALUE
                                                                 -----      ---------    ----------
                                                                       (DOLLARS IN MILLIONS)
Below 7 percent.............................................    $3,594.9    $3,591.1      $3,620.4
7 percent -- 8 percent......................................     1,744.9     1,733.5       1,776.0
8 percent -- 9 percent......................................       385.4       383.8         393.3
9 percent and above.........................................       589.1       597.5         598.6
                                                                --------    --------      --------
     Total mortgage-backed securities.......................    $6,314.3    $6,305.9      $6,388.3
                                                                ========    ========      ========

     Mortgage-backed securities held in our fixed maturity portfolio at December 31, 1998, summarized by security type, were as follows:

                                                                              ESTIMATED FAIR VALUE
                                                                             ----------------------
                                                                                            % OF
                                                                AMORTIZED                  FIXED
                            TYPE                                  COST        AMOUNT     MATURITIES
                            ----                                ---------     ------     ----------
                                                                (DOLLARS IN MILLIONS)
Pass-throughs and sequential and targeted amortization
  classes...................................................    $3,556.0     $3,618.8        17%
Planned amortization classes and accretion-directed bonds...     1,733.8      1,742.2         8
Subordinated classes........................................       984.2        993.5         4
Other.......................................................        31.9         33.8        --
                                                                --------     --------        --
                                                                $6,305.9     $6,388.3        29%
                                                                ========     ========        ==

     Pass-throughs and sequential and targeted amortization classes have similar prepayment variability. Pass-throughs have historically provided the best liquidity among mortgage-backed securities and also provide the best price/performance ratio in highly volatile interest rate environments. This type of security is also frequently used as collateral in the dollar-roll market. Sequential classes pay in a strict sequence; all principal payments received by the CMO are paid to the sequential tranches in order of priority. Targeted amortization classes provide a modest amount of prepayment protection when prepayments on the underlying collateral increase from those assumed at pricing. Thus, they offer slightly better call protection than sequential classes and pass-throughs.

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

     If we decide to sell an investment held in the actively managed fixed maturity category, we either sell the security or transfer it to the trading account at its fair value and recognize the gain or loss immediately. We transferred securities with a fair value of approximately $350 million into our trading account during 1998: there was no material gain or loss on the transfer.

     During 1998, we sold $30.7 billion of investments (primarily fixed maturities), resulting in $459.9 million of investment gains and $149.8 million of investment losses (both before related expenses, amortization and taxes). Such securities were sold in response to changes in the investment environment, which created opportunities to enhance the total return of the investment portfolio without adversely affecting the quality of the portfolio or the matching of expected maturities of assets and liabilities. As discussed in the notes to the consolidated financial statements, the realization of gains and losses affects the timing of the amortization of the cost of policies produced and the cost of policies purchased related to universal life and investment products.

     OTHER INVESTMENTS

     At December 31, 1998, we held mortgage loan investments purchased for our investment portfolio with a carrying value of $1,130.2 million (or 3.9 percent of total invested assets) and a fair value of $1,200.9 million. Mortgage loans were substantially comprised of commercial loans. Noncurrent mortgage loans were insignificant at December 31, 1998. Realized losses on mortgage loans were not significant in any of the past three years. At December 31, 1998, we had a mortgage loan loss reserve of $9.2 million. Approximately 9 percent of the mortgage loans were on properties located in Texas, 8 percent in New York, 8 percent in Florida, 7 percent in Ohio and 7 percent in California. No other state accounted for more than 5 percent of the mortgage loan balance.

     At December 31, 1998, we held $349.0 million of trading securities; they are included in other invested assets. Trading securities are investments we intend to sell in the near term. We carry trading securities at estimated fair value; changes in fair value are reflected in the statement of operations.

     Other invested assets also include: (i) trading securities; (ii) S&P 500 Call Options; (iii) certain nontraditional investments, including investments in venture capital funds, limited partnerships, mineral rights and promissory notes; and (iv) investments held in a trust for the benefit of the purchasers of certain investment products of our investment management subsidiary.

     Short-term investments totaled $1,704.7 million, or 5.8 percent of invested assets at December 31, 1998, and consisted primarily of commercial paper and repurchase agreements relating to government securities.

     As part of our investment strategy, we enter into reverse repurchase agreements and dollar-roll transactions to increase our return on investments and improve our liquidity. Reverse repurchase agreements involve a sale of securities and an agreement to repurchase the same securities at a later date at an agreed-upon price. Dollar rolls are similar to reverse repurchase agreements except that the repurchase involves securities that are only substantially the same as the securities sold. We enhance our investment yield by investing the proceeds from the sales in short-term securities pending the contractual repurchase of the securities at discounted prices in the forward market. We are able to engage in such transactions due to the market demand for mortgage-backed securities to form CMOs. Such investment borrowings averaged $1,092.4 million during 1998 and were collateralized by investment securities with fair values approximately equal to the loan value. The weighted average interest rate on short-term collateralized borrowings was 5.4 percent in 1998. The primary risk associated with short-term collateralized borrowings is that the counterparty will be unable to perform under the terms of the contract. Our exposure is limited to the excess of the net replacement cost of the securities over the value of the short-term investments (which was not material at December 31, 1998). We believe that the counterparties to our reverse repurchase and dollar-roll agreements are financially responsible and that counterparty risk is minimal.

FINANCE RECEIVABLES, INTEREST-ONLY SECURITIES AND SERVICING RIGHTS OF FINANCE SUBSIDIARIES

     FINANCE RECEIVABLES

     Finance receivables, summarized by type, were as follows:

                                                                     DECEMBER 31,
                                                                ----------------------
                                                                  1998         1997
                                                                  ----         ----
                                                                (DOLLARS IN MILLIONS)
Manufactured housing........................................    $  798.8     $  303.4
Mortgage services...........................................       603.5        568.6
Consumer/credit card........................................       587.3        187.0
Commercial..................................................     1,352.9        931.8
                                                                --------     --------
                                                                 3,342.5      1,990.8
Less allowance for doubtful accounts........................       (43.0)       (19.8)
                                                                --------     --------
  Net finance receivables...................................    $3,299.5     $1,971.0
                                                                ========     ========

     We pool and securitize substantially all of the finance receivables we originate, retaining: (i) investments in interest-only securities that are subordinated to the rights of other investors; (ii) servicing on the contracts; and (iii) in some securitizations, certain securities that are senior to the interest-only securities. In a typical securitization, we sell finance receivables to a special purpose entity which we establish for the limited purpose of purchasing the finance receivables and selling securities representing interests in the receivables. These interest-bearing securities are collateralized by the underlying pool of finance receivables. We receive the proceeds from the sale of the securities in exchange for the finance receivables. The securities are typically sold at the same amount as the principal balance of the receivables sold. We retain a residual interest, which represents the right to receive, over the life of the pool of receivables: (i) the excess of the principal and interest received on the receivables transferred to the special purpose entity over the principal and interest paid to the holders of other interests in the securitization; and (ii) servicing fees.

     In some securitizations, we also retain certain lower-rated securities which are senior in payment priority to the interest-only securities. These securities had a fair market value of $340.8 million at December 31, 1998, and are classified as actively managed fixed maturity securities. We intend to hold these securities for investment purposes, but may sell them in the future. In addition, our life insurance subsidiaries, from time-to-time prior to our merger with Green Tree, have purchased interests in the securities of the special purpose entities. These securities are also classified as fixed maturity investments.

     When we sell finance receivables, we recognize a gain equal to the proceeds from the sale, net of related transaction costs and the allocated carrying amount of the receivables sold. We allocate the carrying amount of finance receivables between the assets sold and retained based on their relative fair values at the date of sale. We determine the estimated fair value of the retained assets (securities classified as fixed maturities, interest-only securities and servicing rights) by discounting their projected future cash flows using current prepayment, default, loss, servicing cost and discount rate assumptions. Since we recognize no gain on securities we retain, our decision to retain additional securities in some securitizations (as described in the preceding paragraph) reduces the gain recognized in the current period. Such decision, however, increases investment income in future periods, or creates the opportunity to recognize additional gains in a later period if we decide to sell the securities.

     We service for a fee all of the finance receivables we originate or purchase from other originators. We collect, in the special purpose securitization entity, loan payments, taxes and insurance payments, where applicable, and other payments from borrowers and remit principal and interest payments to holders of the securities backed by the finance receivables we have sold. The cash applicable to the servicing fee and residual interest is remitted from the special purpose entity to the Company.

     Managed finance receivables by loan type were as follows:

                                                                          DECEMBER 31,
                                                                ---------------------------------
                                                                  1998         1997        1996
                                                                  ----         ----        ----
                                                                      (DOLLARS IN MILLIONS)
Fixed term..................................................    $  33,992    $  26,023    $18,965
Revolving credit............................................        3,208        1,934      1,108
                                                                ---------    ---------    -------
     Total..................................................    $  37,200    $  27,957    $20,073
                                                                =========    =========    =======
Number of fixed term contracts serviced.....................    1,263,000    1,076,000    827,000
                                                                =========    =========    =======
Number of revolving credit accounts serviced................    1,298,000      700,000    180,000
                                                                =========    =========    =======

     At December 31, 1998, no single state accounted for more than 8 percent of the contracts we serviced. In addition, no single contractor, dealer or vendor accounted for more than 2 percent of the total contracts we originated.

     The following table provides certain information with respect to the 60-days-and-over contractual dollar delinquency, loss experience and repossessed collateral for the Company's managed finance receivables as of December 31, for the years indicated.

                                                                1998    1997    1996
                                                                ----    ----    ----
Delinquency(a):
  Manufactured housing......................................    1.39%   1.22%   1.19%
  Home equity/improvement...................................     .92     .88     .85
  Other consumer............................................    1.61    1.21     .94
       Total consumer lending...............................    1.29    1.15    1.13
  Commercial lending........................................     .53     .55     .61
       Total................................................    1.19%   1.08%   1.08%
Net credit losses(b):
  Manufactured housing......................................    1.14%   1.14%    .76%
  Home equity/improvement...................................     .72     .72    1.12
  Other consumer............................................    2.01    1.47     .52
       Total consumer lending...............................    1.12    1.09     .77
  Commercial lending........................................     .44     .69     .44
       Total................................................    1.03%   1.05%    .74%
Repossessed collateral(c):
  Manufactured housing......................................     .97%   1.04%    .93%
  Home equity/improvement...................................    1.88     .71     .23
  Other consumer............................................     .32     .50     .51
       Total consumer lending...............................    1.14     .94     .84
  Commercial lending........................................    1.11    1.00%   1.26
       Total................................................    1.14%    .95%    .85%

-------------------------
(a) As a percentage of managed finance receivables at period end, excluding receivables already in repossession or foreclosure.

(b) As a percentage of average managed finance receivables during the period, net of recoveries.

(c) Includes receivables in the process of foreclosure and repossessed collateral in process of liquidation as a percentage of managed finance receivables at period end.

     INTEREST-ONLY SECURITIES

     On a quarterly basis, we estimate the fair value of our interest-only securities by discounting the projected future cash flows using current assumptions. If we determine that the differences between the estimated fair value and the carrying value of these securities is a temporary difference, we adjust shareholders' equity. At December 31, 1998, this adjustment, which was considered to be a temporary decline, decreased the carrying value of the interest-only securities by $8.2 million. Declines in value are considered to be other than temporary when the present value of the estimated future cash flows discounted at a risk free rate using current assumptions is less than the carrying value of the interest-only securities. When this occurs, we reduce the amortized cost to the estimated fair value and recognize a loss in the statement of operations.

     During the second quarter of 1998, prepayments on loan contracts continued to exceed expectations and management concluded that such prepayments were likely to continue to be higher than expected in future periods as well. We recognized a $549.4 million impairment charge to reduce the carrying value of interest-only securities and servicing rights, in the second quarter of 1998 as described above under "Finance Operations."

CONSOLIDATED FINANCIAL CONDITION

     CHANGES IN THE CONSOLIDATED BALANCE SHEET OF 1998 COMPARED WITH 1997

     Changes in the consolidated balance sheet at December 31, 1998 compared to 1997, reflect: (i) our operating results; (ii) the previously discussed impairment and nonrecurring charges totaling $503.8 million (net of income taxes of $193.6 million); (iii) our origination and sale of finance receivables; (iv) changes in the fair value of actively managed fixed maturity securities and interest-only securities; and (v) various financing transactions. Financing transactions (described in the notes to the consolidated financial statements) include: (i) common stock issuances and repurchases; (ii) the issuance and repayment of notes payable and commercial paper; and (iii) issuance of Company-obligated mandatorily redeemable preferred securities of subsidiary trusts.

     We record our actively managed fixed maturity investments and interest-only securities at estimated fair value in accordance with GAAP. At December 31, 1998, we decreased the carrying value of such investments by $29.2 million as a result of this adjustment. The fair value adjustment resulted in a $519.6 million increase in carrying value at year-end 1997.

     Total capital (excluding the notes payable of the finance segment used to fund finance receivables) at December 31, 1998 and 1997, was as follows:

                                                               1998         1997
                                                               ----         ----
                                                             (DOLLARS IN MILLIONS)
Corporate notes payable and commercial paper.............    $ 2,932.2    $2,354.9
Company-obligated mandatorily redeemable preferred
  securities of subsidiary trusts........................      2,096.9     1,383.9
Shareholders' equity:
  Preferred stock........................................        105.5       115.8
  Common stock and additional paid-in capital............      2,736.5     2,619.8
  Accumulated other comprehensive income (loss)..........        (28.4)      200.6
  Retained earnings......................................      2,460.0     2,277.7
                                                             ---------    --------
     Total shareholders' equity..........................      5,273.6     5,213.9
                                                             ---------    --------
     Total capital.......................................    $10,302.7    $8,952.7
                                                             =========    ========

     Consistent with recent discussions with rating agencies, the Company has targeted the following goals for sometime during 1999: (i) the ratio of corporate debt to total capital to be at or below 25 percent; and (ii) the ratio of corporate debt and preferred stock to total capital to be at or below 40 percent.

     Corporate notes payable and commercial paper increased during 1998 with the issuance of debt, the proceeds of which we used to contribute $1.1 billion of additional capital to Green Tree. The increase was partially offset by the repayment of debt using the proceeds from the issuance of Company-obligated mandatorily redeemable preferred securities.

     We instituted a commercial paper program in April 1997 to lower our borrowing costs and improve our liquidity. Borrowings under our commercial paper program averaged approximately $808.7 million during 1998 and carried a weighted average interest rate of 5.7 percent.

     Company-obligated mandatorily redeemable preferred securities of subsidiary trusts are classified as minority interest in accordance with GAAP. During 1998, we issued $733.6 million of these securities, using the proceeds to repay debt. Refer to the notes in the consolidated financial statements for a description of these securities.

     Shareholders' equity increased by $59.7 million in 1998, to $5.3 billion. Significant components of the increase included: (i) net income of $467.1 million; (ii) the conversion of convertible debentures into common stock having a value of $67.4 million; and (iii) the issuance of common stock related to stock options and employee benefit plans of $221.2 million (including the tax benefit thereon). These increases were partially offset by: (i) repurchases of common stock for $308.4 million; (ii) common and preferred stock dividends totaling $166.3 million; and (iii) the decrease in net unrealized appreciation of $229.1 million.

     Book value per common share outstanding changed to $16.37 at December 31, 1998, from $16.45 a year earlier. Such change was primarily attributable to the factors discussed in the previous paragraph. Excluding unrealized appreciation (depreciation) of fixed maturity securities, book value per common share outstanding increased to $16.40 at December 31, 1998, from $15.88 a year earlier.

     FINANCIAL RATIOS

                                                      1998        1997        1996        1995        1994
                                                      ----        ----        ----        ----        ----
Book value per common share:
  As reported....................................    $16.37      $16.45      $13.47      $ 8.52      $ 5.58
  Excluding unrealized appreciation(a)...........     16.40       15.88       13.33        7.97        6.23
Ratio of earnings to fixed charges:
  As reported....................................      3.30x       5.55x       4.85x       4.94x       5.80x
  Excluding interest expense on debt related to
     finance receivables and other
     investments(b)..............................      6.79x      13.00x       7.80x       7.36x       9.28x
Ratio of operating earnings to fixed charges(c):
  As reported....................................      4.89x       6.09x       4.73x       4.57x       5.60x
  Excluding interest expense on debt related to
     finance receivables and other
     investments(b)..............................     10.81x      14.43x       7.60x       6.76x       8.93x
Ratio of earnings to fixed charges, preferred
  dividends and distributions on
  Company-obligated mandatorily redeemable
  preferred securities of subsidiary trusts:
     As reported.................................      2.47x       4.10x       3.74x       4.14x       4.48x
     Excluding interest expense on debt related
       to finance receivables and other
       investments(b)............................      3.68x       6.72x       5.11x       5.61x       6.14x
Ratio of operating earnings to fixed charges,
  preferred dividends and distributions on
  Company-obligated mandatorily redeemable
  preferred securities of subsidiary trusts(c):
     As reported.................................      3.66x       4.49x       3.65x       3.83x       4.32x
     Excluding interest expense on debt related
       to finance receivables and other
       investments(b)............................      5.86x       7.45x       4.98x       5.16x       5.91x
Rating agency ratios(a)(d)(e)(f)(g):
  Debt to total capital..........................        26%         25%         16%         27%          1%
  Debt and preferred stock to total capital......        43%         35%         26%         27%          1%

-------------------------
(a) Excludes the effect of reporting fixed maturities at fair value.

(b) These ratios are included to assist the reader in analyzing the impact of interest expense on debt related to finance receivables and other investments (which is generally offset by interest earned on finance receivables and other investments financed by such debt). Such ratios are not intended to, and do not, represent the following ratios prepared in accordance with GAAP: the ratio of earnings to fixed charges; and the ratio of earnings to fixed charges, preferred dividends and distributions on Company-obligated mandatorily redeemable preferred securities of subsidiary trusts.

(c) Such ratios exclude the following items from earnings: (i) net investment gains (losses) of our life insurance and corporate segments (less that portion of amortization of cost of policies purchased and cost of policies produced relating to such gains (losses)); (ii) impairment charges; and
    (iii) nonrecurring charges. Such ratios are not intended to, and do not, represent the following ratios prepared in accordance with GAAP: the ratio of earnings to fixed charges; and the ratio of earnings to fixed charges, preferred dividends and distributions on Company-obligated mandatorily redeemable preferred securities of subsidiary trusts.

(d) Excludes debt of finance segment used to fund finance receivables and investment borrowings of the insurance segment.

(e) These ratios are calculated in a manner discussed with rating agencies.

(f) Corporate debt is reduced by cash and investments held by non-life companies other than finance companies.

(g) Total capital includes amounts for the purchase of common shares pursuant to stock purchase contracts related to FELINE PRIDES (as described in the notes to the consolidated financial statements) as if such shares had been purchased.

     LIQUIDITY FOR INSURANCE AND FEE-BASED OPERATIONS

     Our insurance operating companies generally receive adequate cash flow from premium collections and investment income to meet their obligations. Life insurance and annuity liabilities are generally long-term in nature. Policyholders may, however, withdraw funds or surrender their policies, subject to surrender and withdrawal penalty provisions. We seek to balance the duration of our invested assets with the estimated duration of benefit payments arising from our contract liabilities.

     Only a small portion of our insurance liabilities have a time for contractual payment; the majority of such liabilities are payable upon occurrence of the insured event or upon surrender. Of our total insurance liabilities at December 31, 1998, approximately 17 percent could be surrendered by the policyholder without a penalty. Approximately 61 percent could be surrendered by the policyholder subject to penalty or the release of an insurance liability in excess of surrender benefits paid. The remaining 22 percent were not subject to surrender.

     Approximately 68 percent of insurance liabilities were subject to interest rates that may be reset annually; the remainder have no explicit interest rate.

     Insurance liabilities for interest-sensitive products by credited rate (excluding interest rate bonuses for the first policy year only) at December 31, 1998 were as follows (dollars in millions):

Below 4.75 percent..........................................    $ 9,554.1
4.75 percent -- 5.00 percent................................      1,360.9
5.00 percent -- 5.25 percent................................      2,051.0
5.25 percent -- 5.50 percent................................      1,128.6
5.50 percent -- 5.75 percent................................        874.5
5.75 percent and above......................................      2,260.3
                                                                ---------
     Total insurance liabilities on investment contracts....    $17,229.4
                                                                =========

     We believe that the diversity of our investment portfolio and the concentration of investments in high-quality, liquid securities provides sufficient liquidity to meet foreseeable cash requirements. Our investment portfolio at December 31, 1998, included $1.7 billion of short-term investments and $16.8 billion of publicly traded investment grade bonds. Although there is no present need or intent to dispose of such investments, our life insurance subsidiaries could readily liquidate portions of their investments, if such a need arose. In addition, investments could be used to facilitate borrowings under reverse-repurchase agreements or dollar-roll transactions. Such borrowings have been used by the life companies from time to time to increase their return on investments and to improve liquidity.

     LIQUIDITY FOR FINANCE OPERATIONS

     Our finance operations require continued access to the capital markets for the warehousing and sale of finance receivables. To satisfy these needs, we use a variety of capital resources.

     The most important liquidity source for our finance operations has been our ability to sell finance receivables in the secondary markets through loan securitizations. Under certain securitized sales structures, we have provided a variety of credit enhancements, which generally take the form of corporate guarantees, but have also included bank letters of credit, surety bonds, cash deposits and over-collateralization or other equivalent collateral. When choosing the appropriate structure for a securitized loan sale, we analyze the cash flows unique to each transaction, as well as the marketability and projected economic value of such transactions. The structure of each securitized sale depends, to a great extent, on conditions in the fixed-income markets at the time of sale as well as on cost considerations and the availability and effectiveness of the various enhancement methods.

     During the third and fourth quarters of 1998, liquidity in the credit markets became extremely limited for many issuers. We believe the liquidity in this market has improved significantly since then. This market is very large and fills a need for many investors and therefore we believe it is unlikely to disappear. We have been able to sell finance receivables even under the tough market conditions which existed during the latter half of 1998. In addition, we have access to bank credit, master repurchase agreements and securitization lines that would enable us to continue production of loans for some time, even if the asset-backed markets were temporarily not available.

     In some recent securitizations, we elected to hold certain lower-rated securities rather than sell them at market prices prevalent in recent months. We may also choose to retain additional securities from future securitizations. We believe there are adequate sources of liquidity to continue to hold a reasonable quantity of such securities while still maintaining current levels of loan originations. Holding these securities results in reduced gains from the sale of finance receivables and comparable increases in the interest income spread we earn while the securities are held. In addition, volatility in the asset-backed securities markets may cause a reduction in the profits we realize on the finance receivables we sell. Several competing lenders have announced in recent months that they are no longer lending in product lines that provide the majority of our new loans. Brokers who previously expected to sell completed loans to such lenders have solicited bids from us and others to purchase these loans. Moreover, we and other lenders have increased the interest rates charged on new loans in recent months. We are unable to estimate the amount of increased business, if any, or the level of profitability thereon that might result from these events.

     Cash received by the Company from the special purpose securitization entities in 1998 in the form of servicing fees and payments on the residual interest securities increased to $517.9 million compared to $395.2 million in 1997. This growth is the result of our growing servicing portfolio. Interest on unsold loans also increased during 1998 as a result of the increase in the outstanding finance receivables.

     At December 31, 1998, we have $4.0 billion in master repurchase agreements, subject to the availability of eligible collateral, with various investment banking firms for the purpose of financing our contract and commercial finance loan production. The master repurchase agreements generally provide for annual terms which are extended each quarter by mutual agreement of the parties for an additional annual term based upon receipt of updated quarterly financial information. At December 31, 1998, we had $780.6 million borrowed under the repurchase agreements. In addition, we have a $700 million line of credit secured by our interest-only securities. This line of credit matures on February 12, 2000 with an option to extend for an additional one year term. As of December 31, 1998, we had borrowed $300.0 million under this facility.

     LIQUIDITY OF CONSECO (PARENT COMPANY)

     The parent company is a legal entity, separate and distinct from its subsidiaries, and has no business operations. The parent company needs cash for:
(i) principal and interest payments on debt; (ii) dividends on preferred and common stock; (iii) payments to subsidiary trusts to be used for distributions on the Company-obligated mandatorily redeemable preferred securities of subsidiary trusts; (iv) holding company administrative expenses; (v) income taxes; and (vi) investments in subsidiaries. The primary sources of cash to meet these obligations are payments from our operating subsidiaries. The statutorily permitted payments from our life insurance subsidiaries include: (i) fees for services provided; (ii) tax sharing payments; (iii) dividend payments; and (iv) surplus debenture interest and principal payments. We also receive dividend and tax-sharing payments from our non-insurance subsidiaries. The parent company may also obtain cash by: (i) issuing debt or equity securities; (ii) borrowing additional amounts under its revolving credit agreement, as described in the notes to the consolidated financial statements; or (iii) selling all or a portion of its subsidiaries. These sources have historically provided adequate cash flow to fund: (i) the needs of the parent company's normal operations; (ii) internal expansion, acquisitions and investment opportunities; and (iii) the retirement of debt and equity.

     At December 31, 1998, the parent company and its non-life subsidiaries had short-term investments of $57.7 million, of which $51.9 million was expended in January 1999 for accrued interest and dividends. The parent company and its non-life subsidiaries had additional investments in fixed maturities, equity securities and other invested assets of $245.8 million at December 31, 1998, which, if needed, could be liquidated or contributed to the insurance subsidiaries.

     The ability of our insurance subsidiaries to pay dividends is subject to state insurance department regulations. These regulations generally permit dividends to be paid from earned surplus of the insurance company for any 12-month period in amounts equal to the greater of (or in a few states, the lesser of): (i) net gain from operations for the prior year; or (ii) 10 percent of surplus as of the end of the preceding year. Any dividends in excess of these levels require the approval of the director or commissioner of the applicable state insurance department. After deduction of $205.1 million of fees and interest paid to Conseco in 1998, the remaining statutory earnings of our insurance subsidiaries permit distributions to Conseco in 1999 of approximately $202 million without the permission of regulatory authorities. In addition, our finance subsidiary had operating cash flows of approximately $350.0 million and our subsidiaries other than insurance and finance had operating cash flows of approximately $95.0 million.

     Our debt agreements require us to maintain minimum working capital and RBC ratios, and limit our ability to incur additional indebtedness. They also restrict the amount of retained earnings that is available for dividends and require Conseco to maintain certain minimum ratings at its insurance subsidiaries.

INFLATION

     Inflation does not have a significant effect on our balance sheet; we have minimal investments in property, equipment or inventories. To the extent that interest rates may change to reflect inflation or inflation expectations, there would be an effect on our balance sheet and operations. Lower interest rates experienced in recent periods have increased the value of our investment in fixed maturities and may have increased the amount of new finance receivables originated. These lower rates may also have made it more difficult to issue new fixed rate annuities and may have accelerated prepayments of finance receivables. It is not possible to calculate the effect of these changes on our operating results. It is likely that rising interest rates would have the opposite effect. Changes in interest rates can also affect the value of the finance receivables we hold.

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

YEAR 2000 READINESS DISCLOSURE

     Many computer programs were originally designed to identify each year using two digits. If not corrected, these computer programs could cause system failures or miscalculations in the year 2000, with possible adverse effects on our operations. In 1996, we initiated a comprehensive corporate-wide program designed to ensure that our computer programs function properly in the year 2000. A number of our employees (including several officers), as well as external consultants and contract programmers, are working on various year-2000 projects. Under the program, we are analyzing our application systems, operating systems, hardware, networks, electronic data interfaces and infrastructure devices (such as facsimile machines and telephone systems). We also have been working with vendors and other external business relations to help avoid year-2000 problems related to the software or services they provide to us.

     Our year-2000 projects are currently on schedule. We are conducting our year-2000 projects in three phases: (i) an audit and assessment phase, designed to identify year-2000 issues; (ii) a modification phase, designed to correct year-2000 issues; and (iii) a testing phase, designed to test the modifications after they have been installed. We have completed the audit and assessment phase for all critical systems. The modification phase of our program is substantially complete for our insurance subsidiaries' projects. We expect to substantially complete our finance subsidiaries' modification projects by the end of the second quarter of 1999. The testing phase of our program is expected to be completed by the end of the third quarter of 1999.

We believe that we have provided for sufficient time in order to complete any additional modifications, if necessary, before December 31, 1999.

     For some of our year-2000 issues, we are working to complete the previously planned conversions of older systems to the more modern, year-2000-ready systems already used in other areas of the Company. In other cases, we are purchasing new, more modern systems; these costs are being capitalized as assets and amortized over their expected useful lives. In the remaining cases, we are modifying existing systems; these costs are being charged to operating expense.

     We currently estimate that the total expense of our year-2000 projects will be approximately $70 million. This expense is not material to Conseco's financial position and we are funding it through operating cash flows. Approximately 75 percent of this expense was incurred in 1996, 1997 and 1998. This expense related primarily to modifying existing software systems.

     The impact of year-2000 issues will depend not only on the corrective actions we take, but also on the way in which year-2000 issues are addressed by governmental agencies, businesses and other third parties: (i) that provide services, utilities or data to the Company; (ii) that receive services or data from the Company; or (iii) whose financial condition or operating capability is important to the Company. We are in the process of identifying risks and updating assessments of potential year-2000 risks associated with our external business relationships, such as third-party administrators, utilities and financial institutions. These procedures are necessarily limited to matters over which we are able to reasonably exercise control. We have been informed by our key financial institutions and utilities that they will be year-2000 ready at year-end 1999.

     We are also assessing what contingency plans will be needed if any of our critical systems or those of external business relationships are not year-2000 ready at year-end 1999. We do not currently anticipate such a situation, but our consideration of contingency plans will continue to evolve as new information becomes available.

     Our year-2000 projects are the highest priority for our information technology and many other employees. Other systems projects continue while our year-2000 projects are being completed, however, in many cases, we have accelerated system upgrades when the new systems address year-2000 issues.

     The failure to correct a material year-2000 problem could result in an interruption in, or failure of, a number of normal business activities or operations. Such failures could materially and adversely affect the Company's results of operations, liquidity and financial condition. Due to the general uncertainty inherent in the year-2000 problem, including the uncertainty of the preparedness of our external business relationships, we are not able to currently determine whether the consequences of year-2000 failures will have a material impact on the Company's results of operations, liquidity and financial condition. However, we believe our year-2000 readiness efforts will minimize the likelihood of a material adverse impact.

MARKET-SENSITIVE INSTRUMENTS AND RISK MANAGEMENT

     INSURANCE AND FEE-BASED

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

     The profitability of many of our products depends on the spreads between the interest yield we earn on investments and the rates we credit on our insurance liabilities. Although substantially all credited rates on our annuity products may be changed annually (subject to minimum guaranteed rates), changes in competition and other factors, including the impact of the level of surrenders and withdrawals, may limit our ability to adjust or to maintain crediting rates at levels necessary to avoid narrowing of spreads under certain market conditions. Approximately 68 percent of our insurance liabilities were subject to interest rates that may be reset annually: the remainder have no explicit interest rates. As of December 31, 1998, the average yield, computed on the cost basis of our investment portfolio, was 7.3 percent, and the average interest rate credited or accruing to our total insurance liabilities was 5.1 percent, excluding interest bonuses guaranteed for the first year of the annuity contract only.

     We use computer models to simulate the cash flows expected from our existing business under various interest rate scenarios. These simulations enable us to measure the potential gain or loss in fair value of our interest rate-sensitive financial instruments. With such estimates, we seek to closely match the duration of our assets to the duration of our liabilities. When the estimated durations of assets and liabilities are similar, exposure to interest rate risk is minimized because a change in the value of assets should be largely offset by a change in the value of liabilities. At December 31, 1998, the adjusted modified duration of our fixed maturity securities and short-term investments was approximately 5.8 years and the duration of our insurance liabilities was approximately 6.7 years. We estimate that our fixed maturity securities and short-term investments (net of corresponding changes in the value of cost of policies purchased, cost of policies produced and insurance liabilities) would decline in fair value by approximately $490 million if interest rates were to increase by 10 percent from their December 31, 1998 levels. This compares to a decline in fair value of $540 million based on amounts and rates at December 31, 1997. The calculations involved in our computer simulations incorporate numerous assumptions, require significant estimates and assume an immediate change in interest rates without any management of the investment portfolio in reaction to such change. Consequently, potential changes in value of our financial instruments indicated by the simulations will likely be different from the actual changes experienced under given interest rate scenarios, and the differences may be material. Because we actively manage our investments and liabilities, our net exposure to interest rates can vary over time.

     FINANCE

     Our finance receivables are funded primarily with floating-rate debt. We substantially reduce interest rate risk by selling such receivables through securitizations. The finance receivables sold and the asset-backed securities purchased by investors generally both have fixed rates. Principal payments on the assets are passed through to investors in the securities as received, thereby reducing interest rate exposure in these transactions that might otherwise arise from maturity mismatches between debt instruments and assets.

     We retain interests in the finance receivables sold through investments in interest-only securities that are subordinated to the rights of other investors. Interest-only securities do not have a stated maturity or amortization period. The expected amount of the cash flow as well as the timing depends on the performance of the underlying collateral supporting each securitization. The actual cash flow of these instruments could vary substantially if performance is different from our assumptions. We develop assumptions to value these investments by analyzing past portfolio performance, current loan characteristics, current market conditions and the expected effect of our actions to mitigate adverse performance. Assumptions used as of December 31, 1998, are summarized in the notes to the consolidated financial statements.

     We use computer models to simulate the cash flows expected from our interest-only securities under various interest rate scenarios. These simulations enable us to measure the potential gain or loss in fair value of these financial instruments, including the effects of changes in interest rates on prepayments. We estimate that our interest-only securities would decline in fair value by approximately $79 million if interest rates were to decrease by 10 percent from their December 31, 1998 levels. The calculations involved in our computer simulations incorporate numerous assumptions, require significant estimates and assume an immediate change in interest rates without any management of the interest-only securities in reaction to such change. Consequently, potential changes in value of our interest-only securities indicated by the simulations will likely be different from the actual changes experienced under given interest rate scenarios, and the differences may be material.

     CORPORATE

     We manage the ratio of borrowed capital to total capital and the portion of our outstanding capital subject to fixed and variable rates, taking into consideration the current interest rate environment and other market conditions. Our borrowed capital at December 31, 1998, included commercial paper, notes payable and Company-obligated mandatorily redeemable preferred securities of subsidiary trusts totaling $5.0 billion ($1.5 billion of which is at floating rates and $3.5 billion of which is at fixed rates). Based on the interest rate exposure and prevalent rates at December 31, 1998, a relative 10 percent decrease in interest rates would increase the fair value of our fixed-rate borrowed capital by approximately $90 million. This compares to a $75 million increase based on our borrowed capital and prevalent rates at December 31, 1997. Our interest expense on floating-rate debt will fluctuate as prevailing interest rates change.

     For investment purposes, we periodically enter into interest rate swap agreements which effectively exchange a fixed rate of interest on a notional amount ($1.7 billion at December 31, 1998) for a floating rate. At December 31, 1998, such interest rate swap agreements were scheduled to mature in various years through 2008 and had an average remaining life of five years (the average call date is 2.7 years). If the counterparties of these interest rate swaps do not meet their obligations, Conseco could have a loss. Conseco limits its exposure to such a loss by diversifying among several counterparties believed to be financially sound and creditworthy. At December 31, 1998, all of the counterparties were rated "A" or higher by Standard & Poor's Corporation. Based on the interest rate exposure and prevalent rates at December 31, 1998, a relative 10 percent increase in interest rates would cause the value of our interest rate swaps to decrease by $4.1 million.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     The information included under the caption "Market-Sensitive Instruments and Risk Management" in "Item 7. Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations" is incorporated herein by reference.

       ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                PAGE
                                                                ----
Report of Management........................................     53
Report of Independent Accountants...........................     54
Consolidated Balance Sheet at December 31, 1998 and 1997....     55
Consolidated Statement of Operations for the years ended
  December 31, 1998, 1997 and 1996..........................     57
Consolidated Statement of Shareholders' Equity for the years
  ended December 31, 1998, 1997 and 1996....................     58
Consolidated Statement of Cash Flows for the years ended
  December 31, 1998, 1997 and 1996..........................     61
Notes to Consolidated Financial Statements..................     62

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

     The Audit Committee of the Board of Directors, composed solely of independent directors, meets periodically with management, internal auditors and the independent accountants to review internal accounting control, audit activities and financial reporting matters. The internal auditors, independent accountants and Audit Committee have full and free access to each other.

                               STEPHEN C. HILBERT
                             Chairman of the Board,
                     President and Chief Executive Officer
                                 ROLLIN M. DICK
                            Executive Vice President
                          and Chief Financial Officer

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors
and Shareholders of Conseco, Inc.

     We have audited the accompanying consolidated balance sheet of Conseco, Inc. and Subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1998. The consolidated financial statements give retroactive effect to the merger of Conseco, Inc. and Green Tree Financial Corporation on June 30, 1998, which has been accounted for as a pooling of interests as described in note 1 to the consolidated financial statements. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the consolidated financial statements of Green Tree Financial Corporation and subsidiaries as of and for the years ended December 31, 1997 and 1996 which statements reflect total assets of 11 percent as of December 31, 1997 and total revenues of 16 percent and 19 percent for the years ended December 31, 1997 and 1996, respectively, of the related consolidated financial statement totals. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to data included for Green Tree Financial Corporation, is based solely on the report of the other auditors.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.

     In our opinion, based on our audits and the report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Conseco, Inc. and Subsidiaries as of December 31, 1998 and 1997, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, after giving retroactive effect to the merger of Conseco, Inc. and Green Tree Financial Corporation described in note 1 to the financial statements, all in conformity with generally accepted accounting principles.

                                          PRICEWATERHOUSECOOPERS LLP

Indianapolis, Indiana
March 30, 1999

                         CONSECO, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                           DECEMBER 31, 1998 AND 1997
                             (DOLLARS IN MILLIONS)

                                     ASSETS

                                                                  1998         1997
                                                                  ----         ----
Investments:
  Actively managed fixed maturities at fair value (amortized
     cost: 1998 -- $21,848.3; 1997 -- $22,289.3)............    $21,827.3    $22,773.7
  Interest-only securities at fair value (amortized cost:
     1998 -- $1,313.6;
     1997 -- $1,363.5)......................................      1,305.4      1,398.7
  Equity securities at fair value (cost: 1998 -- $373.0;
     1997 -- $227.6)........................................        376.4        228.9
  Mortgage loans............................................      1,130.2      1,074.8
  Policy loans..............................................        685.6        692.4
  Other invested assets.....................................      1,259.8        530.7
  Short-term investments....................................      1,704.7      1,154.7
  Assets held in separate accounts..........................        899.4        682.8
                                                                ---------    ---------
       Total investments....................................     29,188.8     28,536.7
Accrued investment income...................................        383.8        379.3
Finance receivables.........................................      3,299.5      1,971.0
Cost of policies purchased..................................      2,425.2      2,466.4
Cost of policies produced...................................      1,453.9        915.2
Reinsurance receivables.....................................        734.8        795.8
Goodwill....................................................      3,960.2      3,693.4
Cash held in segregated accounts for investors..............        843.7        577.2
Other assets................................................      1,310.0      1,344.8
                                                                ---------    ---------
       Total assets.........................................    $43,599.9    $40,679.8
                                                                =========    =========

                            (continued on next page)

                  The accompanying notes are an integral part
                   of the consolidated financial statements.

                         CONSECO, INC. AND SUBSIDIARIES

                           DECEMBER 31, 1998 AND 1997
                             (DOLLARS IN MILLIONS)

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                  1998         1997
                                                                  ----         ----
Liabilities:
  Liabilities for insurance and asset accumulation products:
     Interest sensitive products............................    $17,229.4    $17,357.6
     Traditional products...................................      6,391.6      5,784.8
     Claims payable and other policyholder funds............      1,491.5      1,615.5
     Unearned premiums......................................        376.6        406.1
     Liabilities related to separate accounts...............        899.4        682.8
     Liabilities related to deposit products................        541.7           --
  Investor payables.........................................        843.7        577.2
  Other liabilities.........................................      1,980.7      1,517.8
  Income tax liabilities....................................        197.1        532.8
  Investment borrowings.....................................        956.2      1,389.5
  Notes payable and commercial paper:
     Corporate..............................................      2,932.2      2,354.9
     Finance................................................      2,389.3      1,863.0
                                                                ---------    ---------
       Total liabilities....................................     36,229.4     34,082.0
                                                                ---------    ---------
Company-obligated mandatorily redeemable preferred
  securities of subsidiary trusts...........................      2,096.9      1,383.9
Shareholders' equity:
  Preferred stock...........................................        105.5        115.8
  Common stock and additional paid-in capital (no par value,
     1,000,000,000 shares authorized, shares issued and
     outstanding: 1998 -- 315,843,609;
     1997 -- 310,011,669)...................................      2,736.5      2,619.8
  Accumulated other comprehensive income (loss):
     Unrealized appreciation (depreciation) of fixed
      maturity securities...................................        (11.9)       177.2
     Unrealized appreciation (depreciation) of other
      investments...........................................        (12.1)        26.6
     Minimum pension liability adjustment...................         (4.4)        (3.2)
  Retained earnings.........................................      2,460.0      2,277.7
                                                                ---------    ---------
       Total shareholders' equity...........................      5,273.6      5,213.9
                                                                ---------    ---------
       Total liabilities and shareholders' equity...........    $43,599.9    $40,679.8
                                                                =========    =========

                  The accompanying notes are an integral part
                   of the consolidated financial statements.

                         CONSECO, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                  (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)

                                                                     1998                 1997                 1996
                                                                     ----                 ----                 ----
Revenues:
  Insurance policy income................................          $3,948.8             $3,410.8             $1,654.2
  Net investment income..................................           2,462.3              2,145.7              1,505.3
  Gain on sale of finance receivables....................             745.0                779.0                400.6
  Net investment gains...................................             208.2                266.5                 60.8
  Fee revenue and other income...........................             351.7                244.4                168.9
                                                                -----------          -----------          -----------
     Total revenues......................................           7,716.0              6,846.4              3,789.8
                                                                -----------          -----------          -----------
Benefits and expenses:
  Insurance policy benefits..............................           3,580.5              3,175.0              1,863.6
  Interest expense.......................................             440.5                312.3                200.2
  Amortization...........................................             733.0                590.0                276.0
  Other operating costs and expenses.....................           1,218.9              1,021.7                634.2
  Impairment charge......................................             549.4                190.0                   --
  Nonrecurring charges...................................             148.0                 71.7                   --
                                                                -----------          -----------          -----------
     Total benefits and expenses.........................           6,670.3              5,360.7              2,974.0
                                                                -----------          -----------          -----------
     Income before income taxes, minority interest and
       extraordinary charge..............................           1,045.7              1,485.7                815.8
Income tax expense.......................................             445.6                560.1                302.2
                                                                -----------          -----------          -----------
     Income before minority interest and extraordinary
       charge............................................             600.1                925.6                513.6
Minority interest:
  Distributions on Company-obligated mandatorily
     redeemable preferred securities of subsidiary
     trusts, net of income taxes.........................              90.4                 49.0                  3.6
  Dividends on preferred stock of subsidiaries...........                --                  3.3                  8.9
  Equity in earnings of subsidiaries.....................                --                   --                 22.4
                                                                -----------          -----------          -----------
     Income before extraordinary charge..................             509.7                873.3                478.7
Extraordinary charge on extinguishment of debt, net of
  income taxes...........................................              42.6                  6.9                 26.5
                                                                -----------          -----------          -----------
     Net income..........................................             467.1                866.4                452.2
Less amounts applicable to preferred stock:
  Charge related to induced conversions..................                --                 13.2                   --
  Preferred stock dividends..............................               7.8                  8.7                 27.4
                                                                -----------          -----------          -----------
     Net income applicable to common stock...............          $  459.3             $  844.5             $  424.8
                                                                ===========          ===========           ==========
Earnings per common share:
  Basic:
     Weighted average shares outstanding.................       311,785,000          311,050,000          230,141,000
     Net income before extraordinary charge..............             $1.61                $2.74                $1.97
     Extraordinary charge................................               .14                  .02                  .12
                                                                -----------          -----------          -----------
       Net income........................................             $1.47                $2.72                $1.85
                                                                ===========          ===========           ==========
  Diluted:
     Weighted average shares outstanding.................       332,701,000          338,722,000          267,685,000
     Net income before extraordinary charge..............             $1.53                $2.54                $1.79
     Extraordinary charge................................               .13                  .02                  .10
                                                                -----------          -----------          -----------
       Net income........................................             $1.40                $2.52                $1.69
                                                                ===========          ===========          ===========

                  The accompanying notes are an integral part
                   of the consolidated financial statements.

                         CONSECO, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                             (DOLLARS IN MILLIONS)

                                                                COMMON STOCK      ACCUMULATED OTHER
                                                  PREFERRED    AND ADDITIONAL       COMPREHENSIVE      RETAINED
                                       TOTAL        STOCK      PAID-IN CAPITAL      INCOME (LOSS)      EARNINGS
                                       -----      ---------    ---------------    -----------------    --------
Balance, January 1, 1996............  $2,031.7     $ 283.5        $  428.2             $112.7          $1,207.3
  Comprehensive income, net of tax:
     Net income.....................     452.2          --              --                 --             452.2
     Change in unrealized
       appreciation (depreciation)
       of actively managed fixed
       maturity investments (net of
       applicable income tax benefit
       of $45.3 million)............     (72.8)         --              --              (72.8)               --
     Change in unrealized
       appreciation (depreciation)
       of other investments (net of
       applicable income tax benefit
       of $.6 million)..............      (1.0)         --              --               (1.0)               --
     Change in minimum pension
       liability adjustment (net of
       applicable income tax benefit
       of $1.4 million).............      (2.3)         --              --               (2.3)               --
                                      --------
          Total comprehensive
            income..................     376.1
  Issuance of convertible preferred
     stock..........................     266.8       266.8              --                 --                --
  Conversion of preferred stock into
     common shares..................        --      (283.2)          283.2                 --                --
  Issuance of shares in merger
     transactions...................   1,568.6          --         1,568.6                 --                --
  Issuance of shares for stock
     options and for employee
     benefit plans..................      66.9          --            66.9                 --                --
  Tax benefit related to issuance of
     shares under stock option
     plans..........................      28.6          --            28.6                 --                --
  Cost of issuance of preferred
     stock..........................     (21.7)         --           (21.7)                --                --
  Cost of shares acquired...........     (26.0)         --            (3.1)                --             (22.9)
  Dividends on preferred stock......     (27.4)         --              --                 --             (27.4)
  Dividends on common stock.........     (46.8)         --              --                 --             (46.8)
                                      --------     -------        --------             ------          --------
Balance, December 31, 1996..........   4,216.8       267.1         2,350.7               36.6           1,562.4

                         (continued on following page)

                  The accompanying notes are an integral part
                   of the consolidated financial statements.

                         CONSECO, INC. AND SUBSIDIARIES

              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                             (DOLLARS IN MILLIONS)

                                                                 COMMON STOCK      ACCUMULATED OTHER
                                                   PREFERRED    AND ADDITIONAL       COMPREHENSIVE      RETAINED
                                        TOTAL        STOCK      PAID-IN CAPITAL      INCOME (LOSS)      EARNINGS
                                        -----      ---------    ---------------    -----------------    --------
Balance, December 31, 1996 (carried
  forward from prior page).........    $4,216.8     $ 267.1        $2,350.7             $ 36.6          $1,562.4
  Comprehensive income, net of tax:
     Net income....................       866.4          --              --                 --             866.4
     Change in unrealized
       appreciation (depreciation)
       of actively managed fixed
       maturity investments net of
       applicable income tax
       expense of $74.0 million)...       137.4          --              --              137.4                --
     Change in unrealized
       appreciation (depreciation)
       of other investments (net of
       applicable income tax
       expense of $16.5 million)...        27.5          --              --               27.5                --
     Change in minimum pension
       liability adjustment net of
       applicable income tax
       benefit of $.5 million).....         (.9)         --              --                (.9)               --
                                       --------
          Total comprehensive
            income.................     1,030.4
  Conversion of preferred stock
     into common shares............          --      (151.3)          151.3                 --                --
  Issuance of shares in merger
     transactions..................       471.5          --           471.5                 --                --
  Issuance of shares for stock
     options and for employee
     benefit plans.................       246.7          --           246.7                 --                --
  Tax benefit related to issuance
     of shares under stock option
     plans.........................        91.4          --            91.4                 --                --
  Conversion of convertible
     debentures into common
     shares........................       150.0          --           150.0                 --                --
  Cost of shares acquired..........      (857.0)         --          (830.9)                --             (26.1)
  Other............................       (10.9)         --           (10.9)                --                --
  Dividends and inducements
     applicable to preferred
     stock.........................       (21.9)         --              --                 --             (21.9)
  Dividends on common stock........      (103.1)         --              --                 --            (103.1)
                                       --------     -------        --------             ------          --------
Balance, December 31, 1997.........     5,213.9       115.8         2,619.8              200.6           2,277.7

                         (continued on following page)

                  The accompanying notes are an integral part
                   of the consolidated financial statements.

                         CONSECO, INC. AND SUBSIDIARIES

              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                             (DOLLARS IN MILLIONS)

                                                                 COMMON STOCK      ACCUMULATED OTHER
                                                   PREFERRED    AND ADDITIONAL       COMPREHENSIVE      RETAINED
                                        TOTAL        STOCK      PAID-IN CAPITAL      INCOME (LOSS)      EARNINGS
                                        -----      ---------    ---------------    -----------------    --------
Balance, December 31, 1997 (carried
  forward from prior page).........    $5,213.9     $115.8         $2,619.8             $ 200.6         $2,277.7
Comprehensive income, net of tax:
  Net income.......................       467.1         --               --                  --            467.1
  Change in unrealized appreciation
     (depreciation) of actively
     managed fixed maturity
     investments (net of applicable
     income tax benefit of
     $101.9).......................      (189.1)        --               --              (189.1)              --
  Change in unrealized appreciation
     (depreciation) of other
     investments (net of applicable
     income tax benefit of
     $23.2)........................       (38.7)        --               --               (38.7)              --
  Change in minimum pension
     liability adjustment (net of
     applicable income tax expense
     of $.4 million)...............        (1.2)        --               --                (1.2)              --
                                       --------
          Total comprehensive
            income.................       238.1
  Conversion of preferred stock
     into common shares............          --      (10.3)            10.3                  --               --
  Issuance of shares for stock
     options and for employee
     benefit plans.................       158.1         --            158.1                  --               --
  Tax benefit related to issuance
     of shares under stock option
     plans.........................        63.1         --             63.1                  --               --
  Conversion of convertible
     debentures into common
     shares........................        67.4         --             67.4                  --               --
  Issuance of warrants in
     conjunction with financing
     transaction...................         7.7         --              7.7                  --               --
  Cost of shares acquired..........      (308.4)        --           (189.9)                 --           (118.5)
  Dividends on preferred stock.....        (7.8)        --               --                  --             (7.8)
  Dividends on common stock........      (158.5)        --               --                  --           (158.5)
                                       --------     ------         --------             -------         --------
Balance, December 31, 1998.........    $5,273.6     $105.5         $2,736.5             $ (28.4)        $2,460.0
                                       ========     ======         ========             =======         ========

                  The accompanying notes are an integral part
                   of the consolidated financial statements.

                         CONSECO, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                             (DOLLARS IN MILLIONS)

                                                                   1998          1997          1996
                                                                   ----          ----          ----
Cash flows from operating activities:
  Net income................................................    $    467.1    $    866.4    $    452.2
  Adjustments to reconcile net income to net cash provided
    by operating activities:
    Gain on sale of finance receivables.....................        (745.0)       (779.0)       (400.6)
    Points and origination fees received upon origination of
      finance receivables...................................         298.3         179.8          35.9
    Interest-only securities investment income..............        (132.9)       (125.8)        (77.2)
    Cash received from interest-only securities.............         358.0         266.1          71.6
    Servicing income........................................        (140.0)       (113.7)        (73.3)
    Cash received from servicing activities.................         159.9         129.1          73.3
    Amortization and depreciation...........................         775.9         639.6         354.9
    Income taxes............................................          86.7         166.2          92.4
    Insurance liabilities...................................          77.8          26.4         274.9
    Accrual and amortization of investment income...........         (73.3)        (71.7)        (26.8)
    Deferral of cost of policies produced and purchased.....        (790.3)       (699.0)       (308.4)
    Nonrecurring and impairment charges.....................         603.7         261.7            --
    Minority interest.......................................         137.5          75.4          26.8
    Extraordinary charge on extinguishment of debt..........          66.4          10.6          36.9
    Net investment gains....................................        (208.2)       (266.5)        (60.8)
    Other...................................................          38.0          43.9        (117.4)
                                                                ----------    ----------    ----------
      Net cash provided by operating activities.............         979.6         609.5         354.4
                                                                ----------    ----------    ----------
Cash flows from investing activities:
  Sales of investments......................................      30,708.4      18,436.8       8,394.1
  Maturities and redemptions of investments.................       1,541.2         750.7         614.3
  Purchases of investments..................................     (32,040.0)    (20,043.8)     (9,409.7)
  Cash received from the sale of finance receivables, net of
    expenses................................................      13,303.6      10,683.2       8,362.8
  Principal payments received on finance receivables........       6,065.9       4,084.4       2,461.2
  Finance receivables originated............................     (21,261.6)    (15,550.2)    (10,405.4)
  Acquisition of subsidiaries, net of cash held at date of
    merger..................................................            --        (759.7)       (642.3)
  Other.....................................................         (78.2)        (62.8)        (23.9)
                                                                ----------    ----------    ----------
      Net cash used by investing activities.................      (1,760.7)     (2,461.4)       (648.9)
                                                                ----------    ----------    ----------
Cash flows from financing activities:
  Issuance of Company-obligated mandatorily redeemable
    preferred securities of subsidiary trusts...............         710.8         780.4         587.7
  Issuance of shares related to stock options and employee
    benefit plans...........................................         121.3          57.4          26.7
  Issuance of notes payable and commercial paper............      16,630.9      13,604.3       8,829.8
  Payments on notes payable and commercial paper............     (15,522.5)    (11,747.3)     (9,262.7)
  Payments to repurchase equity securities..................        (257.4)       (738.6)        (21.5)
  Issuance of convertible preferred stock...................            --            --         257.7
  Purchase of preferred stock of subsidiary.................            --         (98.4)        (12.6)
  Investment borrowings.....................................        (433.3)        962.5          30.6
  Amounts received for investments in deposit products......       3,127.4       2,099.4       1,881.3
  Withdrawals from deposit products.........................      (2,763.2)     (2,072.3)     (1,842.5)
  Other.....................................................            --         (13.2)          1.9
  Distributions on Company-obligated mandatorily redeemable
    preferred securities of subsidiary trusts...............        (130.9)        (65.7)         (2.9)
  Dividends paid............................................        (152.0)       (108.0)        (70.3)
                                                                ----------    ----------    ----------
      Net cash provided by financing activities.............       1,331.1       2,660.5         403.2
                                                                ----------    ----------    ----------
      Net increase in short-term investments................         550.0         808.6         108.7
Short-term investments, beginning of year...................       1,154.7         346.1         237.4
                                                                ----------    ----------    ----------
Short-term investments, end of year.........................    $  1,704.7    $  1,154.7    $    346.1
                                                                ==========    ==========    ==========

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

     Conseco, Inc. ("we", "Conseco" or the "Company" ) is a financial services holding company operating throughout the United States. Our life insurance subsidiaries develop, market and administer supplemental health insurance, annuity, individual life insurance, individual and group major medical insurance and other insurance products. Our finance subsidiaries originate, purchase, sell and service consumer and commercial finance loans. Conseco's operating strategy is to grow its businesses by focusing our resources on the development and expansion of profitable products and strong distribution channels, to seek to achieve superior investment returns through active asset management and to control expenses.

     Consolidation issues. The consolidated financial statements have been prepared to give retroactive effect to the merger (the "Green Tree Merger") with Green Tree Financial Corporation ("Green Tree") accounted for as a pooling of interests (see note 2, "Acquisitions"). The pooling of interests method of accounting requires the restatement of all periods presented as if Conseco and Green Tree had always been combined. The consolidated statement of shareholders' equity therefore reflects the accounts of the Company as if additional shares of Conseco common stock had been issued during all periods presented. Intercompany transactions prior to the merger have been eliminated, and we have made certain reclassifications to Green Tree's financial statements to conform to Conseco's presentations. See note 2 for additional discussion of the Green Tree Merger.

     Our consolidated financial statements exclude the results of material transactions between us and our consolidated affiliates, or among our consolidated affiliates. We reclassified certain amounts in our 1997 and 1996 consolidated financial statements and notes to conform with the 1998 presentation.

INVESTMENTS

     Fixed maturities are securities that mature more than one year after issuance and include bonds, notes receivable and redeemable preferred stock. Fixed maturities that we may sell prior to maturity are classified as actively managed and are carried at estimated fair value, with any unrealized gain or loss, net of tax and related adjustments, recorded as a component of shareholders' equity. Fixed maturity securities that we intend to sell in the near term are classified as trading and included in other invested assets. We include any unrealized gain or loss on trading securities in net investment gains.

     Interest-only securities represent the right to receive certain future cash flows from our securitized receivable sales. Such cash flows generally are equal to the value of the principal and interest to be collected on the underlying financial contracts of each securitization in excess of the sum of the principal and interest to be paid on the securities sold and contractual servicing fees. We carry interest-only securities at estimated fair value. We determine fair value by discounting the projected cash flows over the expected life of the receivables sold using current prepayment, default, loss and interest rate assumptions. In 1997, we adopted the cash out method to measure the period of time for which projected cash flows related to securitizations should be discounted and used that method to measure the adjustment recorded as a restatement of the carrying value of the interest-only securities as of December 31, 1996 and the valuation of the interest-only securities as of December 31, 1997. We record any unrealized gain or loss determined to be temporary, net of tax, as a component of shareholders' equity. Declines in value are considered to be other than temporary when the

                         CONSECO, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

present value of estimated future cash flows discounted at a risk free rate using current assumptions is less than the carrying value of the interest-only securities. When declines in value considered to be other than temporary occur, we reduce the amortized cost to estimated fair value and recognize a loss in the statement of operations. See note 4 for additional discussion of gain on sale of receivables and interest-only securities.

     Equity securities include investments in common stocks and non-redeemable preferred stock. We carry these investments at estimated fair value. We record any unrealized gain or loss, net of tax and related adjustments, as a component of shareholders' equity.

     Mortgage loans held in our investment portfolio are carried at amortized unpaid balances, net of provisions for estimated losses.

     Policy loans are stated at their current unpaid principal balances.

     Other invested assets include: (i) trading securities; (ii) Standard & Poor's 500 Call Options ("S&P 500 Call Options"); and (iii) certain non-traditional investments. We carry the S&P 500 Call Options at estimated fair value as further described below under "Standard & Poor's 500 Index Call Options and Interest Rate Swap Agreements". Non-traditional investments include investments in venture capital funds, limited partnerships, mineral rights and promissory notes; we account for them using either the cost method, or for investments in partnerships over whose operations the Company exercises significant influence, the equity method. Non-traditional investments at December 31, 1998, also included $511.7 million of investments held in trust for the benefit of the purchasers of certain products of our asset management subsidiary; this amount is offset by the liabilities account, "liabilities related to deposit products", the value of which fluctuates in relation to changes in the values of these investments. Because we hold the residual interests in the cash flows from the trust and actively manage its investments, we are required to include the accounts of the trust in our consolidated financial statements.

     Short-term investments include commercial paper, invested cash and other investments purchased with maturities of less than three months. We carry them at amortized cost, which approximates their estimated fair value. We consider all short-term investments to be cash equivalents.

     We defer any fees received or costs incurred when we originate investments. We amortize fees, costs, discounts and premiums as yield adjustments over the contractual lives of the investments. We consider anticipated prepayments on mortgage-backed securities in determining estimated future yields on such securities.

     When we sell a security (other than a trading security), we report the difference between our sale proceeds and its amortized cost (determined based on specific identification) as an investment gain or loss.

     We regularly evaluate all of our investments based on current economic conditions, credit loss experience and other investee-specific developments. If there is a decline in a security's net realizable value that is other than temporary, we treat it as a realized loss and reduce our cost basis of the security to its estimated fair value.

SEPARATE ACCOUNTS

     Separate accounts are funds on which investment income and gains or losses accrue directly to certain policyholders. The assets of these accounts are legally segregated. They are not subject to the claims that may arise out of any other business of Conseco. We report separate account assets at market value; the underlying investment risks are assumed by the contract holders. We record the related liabilities at amounts equal to the market value of the underlying assets.

                         CONSECO, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

FINANCE RECEIVABLES

     Finance receivables consist of: (i) lease, commercial finance and revolving credit receivables; and (ii) loans held for securitization. Lease receivables are generally direct financing leases; the carrying value of these receivables represents the present value of both the future minimum lease payments and related residual values. Commercial finance receivables generally represent dealer floorplan; asset-based financial arrangements with dealers, manufacturers and other commercial entities; and commercial real estate loans. Revolving credit receivables consist of retail credit card arrangements with merchants, dealers and their customers. Loans held for sale generally consist of recent originations of manufactured housing, home equity, home improvement and consumer and equipment contracts which we expect to sell in the near term. We carry loans held for sale at the lower of amortized cost or market as determined in the aggregate for both commercial and other products. There was no valuation allowance as of December 31, 1998 or 1997. We state finance receivables net of allowance for expected losses.

     We defer fees received and costs incurred when we originate finance receivables. We amortize fees, costs, discounts and premiums over the contractual lives of the receivables, giving consideration to anticipated prepayments. We include such deferred fees or costs in the cost of finance receivables sold upon the sale.

COST OF POLICIES PRODUCED

     The costs that vary with, and are primarily related to, producing new insurance business are referred to as cost of policies produced. We amortize these costs using the interest rate credited to the underlying policy; (i) in relation to the estimated gross profits for universal life-type and investment-type products; or (ii) in relation to future anticipated premium revenue for other products.

     When we sell investments backing our universal life or investment-type product business at a gain or loss, we adjust the amortization to reflect the change in future investment yields resulting from the sale (thereby changing the future amortization to offset the change in yield). We also adjust the cost of policies produced for the change in amortization that would have been recorded if actively managed fixed maturity securities had been sold at their stated aggregate fair value and the proceeds reinvested at current yields. We include the impact of this adjustment in net unrealized appreciation (depreciation) within shareholders' equity.

     Each year, we evaluate the recoverability of the unamortized balance of the cost of policies produced. We consider estimated future gross profits or future premiums, expected mortality or morbidity, interest earned and credited rates, persistency and expenses in determining whether the balance is recoverable.

COST OF POLICIES PURCHASED

     The cost assigned to the right to receive future cash flows from contracts existing at the date of an acquisition is referred to as cost of policies purchased. This balance is amortized, evaluated for recoverability, and adjusted for the impact of unrealized gains (losses) in the same manner as the cost of policies produced described above.

GOODWILL

     Goodwill is the excess of the amount we paid to acquire a company over the fair value of its net assets. We amortize goodwill on the straight-line basis generally over a 40-year period. At December 31, 1998, the total accumulated amortization of goodwill was $281.1 million. We continually monitor the value of our goodwill based on our estimates of future earnings. We determine whether goodwill is fully recoverable from projected undiscounted net cash flows from earnings of the subsidiaries over the remaining amortization period. If we were to determine that changes in such projected cash flows no longer support the recoverability of goodwill over the remaining amortization period, we would reduce its carrying value with a corresponding charge to expense or shorten the amortization period (no such changes have occurred). Cash flows considered

                         CONSECO, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

in such an analysis are those of the business acquired, if separately identifiable, or the product line that acquired the business, if such earnings are not separately identifiable.

RECOGNITION OF INSURANCE POLICY INCOME AND RELATED BENEFITS AND EXPENSES ON INSURANCE CONTRACTS

     Generally, we recognize insurance premiums for traditional life and accident and health contracts as earned over the premium-paying periods. We establish reserves for future benefits on a net-level premium method based upon assumptions as to investment yields, mortality, morbidity, withdrawals and dividends. We record premiums for universal life-type and investment-type contracts that do not involve significant mortality or morbidity risk as deposits to insurance liabilities. Revenues for these contracts consist of mortality, morbidity, expense and surrender charges. We establish reserves for the estimated present value of the remaining net costs of all reported and unreported claims.

REINSURANCE

     In the normal course of business, we seek to limit our exposure to loss on any single insured or to certain groups of policies by ceding reinsurance to other insurance enterprises. We currently retain no more than $.8 million of mortality risk on any one policy. We diversify the risk of reinsurance loss by using a number of reinsurers that have strong claims-paying ratings. If any reinsurer could not meet its obligations, the Company would assume the liability. The likelihood of a material loss being incurred as the result of the failure of one of our reinsurers is considered remote. The cost of reinsurance ceded totaled $541.3 million, $499.0 million and $313.8 million in 1998, 1997 and 1996, respectively. Reinsurance recoveries netted against insurance policy benefits totaled $484.3 million, $587.5 million and $281.4 million in 1998, 1997 and 1996, respectively.

INCOME TAXES

     Our income tax expense includes deferred income taxes arising from temporary differences between the tax and financial reporting bases of assets and liabilities. In assessing the realization of deferred income tax assets, we consider whether it is more likely than not that the deferred income tax assets will be realized. The ultimate realization of deferred income tax assets depends upon generating future taxable income during the periods in which temporary differences become deductible. If future income is not generated as expected, deferred income tax assets may need to be written off (no such write-offs have occurred).

INVESTMENT BORROWINGS

     As part of our investment strategy, we may enter into reverse repurchase agreements and dollar-roll transactions to increase our investment return or to improve our liquidity. We account for these transactions as collateral borrowings, where the amount borrowed is equal to the sales price of the underlying securities. Reverse repurchase agreements involve a sale of securities and an agreement to repurchase the same securities at a later date at an agreed-upon price. Dollar rolls are similar to reverse repurchase agreements except that, with dollar rolls, the repurchase involves securities that are only substantially the same as the securities sold. We account for these transactions as short-term collateralized borrowings. Such borrowings averaged approximately $1,092.4 million during 1998 (compared with an average of $719.3 million during 1997) and were collateralized by investment securities with fair values approximately equal to the loan value. The weighted average interest rate on short-term collateralized borrowings was 5.4 percent in 1998 and 5.8 percent in 1997. The primary risk associated with short-term collateralized borrowings is that a counterparty will be unable to perform under the terms of the contract. Our exposure is limited to the excess of the net replacement cost of the securities over the value of the short-term investments (such excess was not material at December 31, 1998). We believe the counterparties to our reverse repurchase and dollar-roll agreements are financially responsible and that the counterparty risk is minimal.

                         CONSECO, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

USE OF ESTIMATES

     When we prepare financial statements in conformity with GAAP, we are required to make estimates and assumptions that significantly affect various reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting periods. For example, we use significant estimates and assumptions in calculating values for the cost of policies produced, the cost of policies purchased, interest-only securities, servicing rights, goodwill, liabilities for insurance and deposit products, liabilities related to litigation, guaranty fund assessment accruals, gain on sale of finance receivables and deferred income taxes. If our future experience differs from these estimates and assumptions, our financial statements could be materially affected.

STANDARD & POOR'S 500 INDEX CALL OPTIONS AND INTEREST RATE SWAP AGREEMENTS

     Our equity-indexed annuity products provide a guaranteed base rate of return, and a higher potential return linked to the performance of the S&P 500 Index. We buy S&P 500 Index Call Options in an effort to hedge potential increases to policyholder benefits resulting from increases in the S&P 500 Index. We include the cost of the S&P 500 Call Options in the pricing of the equity-indexed annuity products. We reflect changes in the values of the S&P 500 Call Options, which fluctuate in relation to changes in policyholder account balances for these annuities, in net investment income. We defer the premiums paid to purchase these instruments and amortize them to investment income over their term. Such amortization was $52.0 million in 1998 and $14.6 million in 1997.

     Net investment income included $103.9 million and $39.4 million during 1998 and 1997, respectively, related to changes in the value of the S&P 500 Call Options. There was no such income in 1996. Such investment income was substantially offset by amounts added to policyholder account balances for annuities and financial products. The value of the S&P 500 Call Options (with a notional amount of approximately $1.2 billion) was $107.9 million at December 31, 1998. We classify such instruments as other invested assets.

     For investment purposes, we entered into various interest rate swap agreements having an aggregate notional principal amount of $1.7 billion at December 31, 1998. Such agreements are marked to market, with the related gain
(loss) classified as investment income in the statement of operations. The agreements effectively exchange a fixed rate of interest on the notional amount into a floating rate. At December 31, 1998, our swap agreements had a fair value of $20.7 million. We received $5.0 million in cash from these investments during 1998. The agreements mature in various years through 2008 and have an average remaining life of five years (the average call date is 2.7 years).

     If the counterparties of the aforementioned financial instruments fail to meet their obligations, Conseco may have to recognize a loss. Conseco limits its exposure to such a loss by diversifying among several counterparties believed to be strong and creditworthy. At December 31, 1998, all of the counterparties were rated "A" or higher by Standard & Poor's Corporation.

REVENUE RECOGNITION FOR SALES OF FINANCE RECEIVABLES AND AMORTIZATION OF SERVICING RIGHTS

     Effective January 1, 1997, we account for the sale of finance receivables in accordance with Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities "("SFAS 125"). In applying SFAS 125 to our securitized sales, we are required to recognize a gain, representing the difference between the proceeds from the sale (net of related sale costs) and the carrying value of the component of the finance receivable sold. We determine such carrying amount by allocating the carrying value of the finance receivables between the portion we sell and the interests we retain (generally interest-only securities, other securities classified as fixed maturity securities, and servicing rights), based on each portion's relative fair values on the date of the sale.

                         CONSECO, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     We amortize the servicing rights (classified as other assets) we retain after the sale of finance receivables, in proportion to, and over the estimated period of, net servicing income.

     We evaluate servicing rights for impairment on an ongoing basis, stratified by product type and origination period. To the extent that the recorded amount exceeds the fair value, we establish a valuation allowance through a charge to earnings. If we determine, upon subsequent measurement of the fair value of these servicing rights, that the fair value equals or exceeds the amortized cost, all or a portion of the previously recorded valuation allowance would be deemed unnecessary and restored to earnings.

FAIR VALUES OF FINANCIAL INSTRUMENTS

     We use the following methods and assumptions to determine the estimated fair values of financial instruments:

          Investment securities. For fixed maturity securities (including redeemable preferred stocks) and for equity and trading securities, we use quotes from independent pricing services, where available. For investment securities for which such quotes are not available, we use values obtained from broker-dealer market makers or by discounting expected future cash flows using a current market rate appropriate for the yield, credit quality, and (for fixed maturity securities) the maturity of the investment being priced.

          Interest-only securities. We discount future expected cash flows over the expected life of the receivables sold using prepayment, default, loss and interest rate assumptions that we believe market participants would use to value such securities.

          Short-term investments. We use quoted market prices. The carrying amount for these instruments approximates their estimated fair value.

          Mortgage loans and policy loans. We discount future expected cash flows for loans included in our investment portfolio based on interest rates currently being offered for similar loans to borrowers with similar credit ratings. We aggregate loans with similar characteristics in our calculations.

          Other invested assets. We use quoted market prices, where available. When quotes are not available, we assume a market value equal to carrying value.

          Finance receivables. For loans held for securitization, we use market values realized in recent sales of loans in securitization transactions. For other loans, we use carrying value.

          Insurance liabilities for investment contracts. We discount future expected cash flows based on interest rates currently being offered for similar contracts with similar maturities.

          Investment borrowings and notes payable. For publicly traded debt, we use current market values. For other notes, we use discounted cash flow analyses based on our current incremental borrowing rates for similar types of borrowing arrangements.

          Company-obligated mandatorily redeemable preferred securities of subsidiary trusts. We use quoted market prices.

                         CONSECO, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     Here are the estimated fair values of our financial instruments:

                                                               1998                      1997
                                                      ----------------------    ----------------------
                                                      CARRYING       FAIR       CARRYING       FAIR
                                                       AMOUNT        VALUE       AMOUNT        VALUE
                                                      --------       -----      --------       -----
                                                                   (DOLLARS IN MILLIONS)
Financial assets:
  Actively managed fixed maturities...............    $21,827.3    $21,827.3    $22,773.7    $22,773.7
  Interest-only securities........................      1,305.4      1,305.4      1,398.7      1,398.7
  Equity securities...............................        376.4        376.4        228.9        228.9
  Mortgage loans..................................      1,130.2      1,200.9      1,074.8      1,138.2
  Policy loans....................................        685.6        685.6        692.4        692.4
  Other invested assets...........................      1,259.8      1,259.8        530.7        530.7
  Short-term investments..........................      1,704.7      1,704.7      1,154.7      1,154.7
  Finance receivables.............................      3,299.5      3,390.0      1,971.0      1,986.4
Financial liabilities:
  Insurance liabilities for investment
     contracts(1).................................     12,566.1     12,566.1     12,724.0     12,724.0
  Investment borrowings...........................        956.2        956.2      1,389.5      1,389.5
  Notes payable and commercial paper:
     Corporate....................................      2,932.2      2,900.4      2,354.9      2,398.8
     Finance......................................      2,389.3      2,386.4      1,863.0      1,872.7
     Company-obligated mandatorily redeemable
       preferred securities of subsidiary
       trusts.....................................      2,096.9      1,966.6      1,383.9      1,491.6

-------------------------
(1) The estimated fair value of the liabilities for investment contracts was approximately equal to its carrying value at December 31, 1998 and 1997. This was because interest rates credited on the vast majority of account balances approximate current rates paid on similar investments and because these rates are not generally guaranteed beyond one year. We are not required to disclose fair values for insurance liabilities, other than those for investment contracts. However, we take into consideration the estimated fair values of all insurance liabilities in our overall management of interest rate risk. We attempt to minimize exposure to changing interest rates by matching investment maturities with amounts due under insurance contracts.

IMPAIRMENT CHARGE

     During the second quarter of 1998, prepayments on securitized loan contracts continued to exceed expectations and management concluded that such prepayments were likely to continue to be higher than expected in future periods as well. As a result of these developments, we concluded that the value of the interest-only securities and servicing rights had been impaired, and we determined a new value using current assumptions. In addition, the market yields of publicly traded securities similar to our interest-only securities also increased during the second quarter. The new assumptions were based on our internal evaluations and consultation with external investment managers having significant experience in valuing these securities. The new assumptions reflect the following changes from the assumptions previously used: (i) an increase in prepayment rates; (ii) an increase (to 15 percent from 11.5 percent) in the discount rate used to determine the present value of future cash flows; and
(iii) an increase in anticipated default rates. We recognized a $549.4 million impairment charge in 1998 to reduce the carrying value of the interest-only securities and servicing rights.

     We recognized a $190.0 million impairment charge in 1997 generally due to adverse prepayment experience.

                         CONSECO, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

NONRECURRING CHARGE RELATED TO GREEN TREE

     We recognized a $148.0 million nonrecurring charge in the second quarter of 1998 related to the Green Tree Merger consisting of: $45.0 million transaction costs; $71.0 million severance and other employment related costs; and $32.0 million other costs. Transaction costs included expenses related to the Green Tree Merger such as fees paid for investment bankers, attorneys, accountants and printers. Severance and other employment related costs included contractual severance and other benefits due to certain executives. Other costs included the write-off of computer equipment and related software that will no longer be used, losses for facilities to be vacated, increases to legal expense accruals, and various other costs.

RECENTLY ISSUED ACCOUNTING STANDARDS

     Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") was issued in June 1998. SFAS 133 requires all derivative instruments to be recorded on the balance sheet at estimated fair value. Changes in the fair value of derivative instruments are to be recorded each period either in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, on the type of hedge transaction. SFAS 133 is effective for year 2000. We are currently evaluating the impact of SFAS 133; at present, we do not believe it will have a material effect on our consolidated financial position or results of operations.

2. ACQUISITIONS

     GREEN TREE MERGER ACCOUNTED FOR AS A POOLING OF INTERESTS

     On June 30, 1998, we completed the Green Tree Merger. We issued a total of
128.7 million shares of Conseco common stock (including 5.0 million common equivalent shares issued in exchange for Green Tree's outstanding options), exchanging .9165 of a share of Conseco common stock for each share of Green Tree common stock. The Green Tree Merger constituted a tax-free exchange and was accounted for under the pooling of interests method. We restated all prior period consolidated financial statements to include Green Tree as though it had always been a subsidiary of Conseco.

     The results of operations for Conseco and Green Tree, separately and combined, for periods prior to the merger were as follows:

                                                                SIX MONTHS         YEAR ENDED
                                                                  ENDED           DECEMBER 31,
                                                                 JUNE 30,     --------------------
                                                                   1998         1997        1996
                                                                ----------      ----        ----
                                                                      (DOLLARS IN MILLIONS)
Revenues:
  Conseco...................................................     $3,232.1     $5,568.4    $3,067.3
  Green Tree................................................        570.7      1,281.5       724.1
  Less elimination of intercompany revenues.................          (.8)        (3.5)       (1.6)
                                                                 --------     --------    --------
     Combined...............................................     $3,802.0     $6,846.4    $3,789.8
                                                                 ========     ========    ========
Net income (loss):
  Conseco...................................................     $  274.7     $  567.3    $  252.4
  Green Tree................................................       (358.9)       301.4       200.8
  Less elimination of intercompany net income...............         (2.8)        (2.3)       (1.0)
                                                                 --------     --------    --------
     Combined...............................................     $  (87.0)    $  866.4    $  452.2
                                                                 ========     ========    ========

                         CONSECO, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     ACQUISITIONS ACCOUNTED FOR AS PURCHASES

     The following acquisitions were accounted for under the purchase method of accounting. Under this method, we allocated the cost to acquire the company to the assets and liabilities acquired based on fair values as of the acquisition date and we recorded goodwill equal to the excess of the total purchase cost over the fair value of the assets acquired less the fair value of the liabilities assumed.

                                   EFFECTIVE            TOTAL
        ACQUISITION                   DATE              COST                     FINANCING
        -----------                ---------            -----                    ---------
                                                     (DOLLARS IN
                                                      MILLIONS)
Washington National
  Corporation ("WNC")......    December 1, 1997         $400        Cash
Colonial Penn Life
  Insurance Company and
  Providential Life
  Insurance Company
  ("Colonial Penn")........    September 30, 1997        460        Cash and notes payable
Pioneer Financial Services,
  Inc. ("PFS").............    April 1, 1997             505        Common stock and assumption of debt
Capitol American Financial
  Corporation ("CAF")......    January 1, 1997           700        Common stock and assumption of debt
Transport Holdings Inc.
  ("THI")..................    December 31, 1996         240        Common stock
American Travellers
  Corporation ("ATC")......    December 31, 1996         880        Common stock and assumption of debt
FINOVA Acquisition I,
  Inc......................    December 1, 1996          620        Cash
Life Partners Group, Inc.
  ("LPG")..................    July 1, 1996              840        Common stock and assumption of debt

     1996 UNAUDITED PRO FORMA INFORMATION

     On a pro forma basis, assuming the acquisitions and financing transactions we completed in 1996 had been completed at the beginning of 1996, our total revenues, income before extraordinary charge, basic income before extraordinary charge per share, and diluted income before extraordinary charge per share for the year ended December 31, 1996, would have been $4,690.3 million, $552.5 million, $1.88 and $1.69, respectively. The pro forma data are not necessarily indicative of our results of operations had these transactions occurred on January 1, 1996, nor the results of future operations. We have not presented pro forma data for the 1997 acquisitions because, in accordance with the disclosure requirements of the Securities and Exchange Commission, such acquisitions are not significant, either individually or in the aggregate.

                         CONSECO, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

3. INVESTMENTS:

     At December 31, 1998, the amortized cost and estimated fair value of actively managed fixed maturities and equity securities were as follows:

                                                                      GROSS         GROSS       ESTIMATED
                                                       AMORTIZED    UNREALIZED    UNREALIZED      FAIR
                                                         COST         GAINS         LOSSES        VALUE
                                                       ---------    ----------    ----------    ---------
                                                                     (DOLLARS IN MILLIONS)
Investment grade:
  Corporate securities.............................    $12,717.2      $287.7        $167.8      $12,837.1
  United States Treasury securities and obligations
     of United States government corporations and
     agencies......................................        364.7        17.6            .3          382.0
  States and political subdivisions................        103.2         2.3            .9          104.6
  Debt securities issued by foreign governments....        131.4         3.9           8.5          126.8
  Mortgage-backed securities.......................      6,294.7       100.1          17.6        6,377.2
Below-investment grade (primarily corporate
  securities)......................................      2,237.1        12.6         250.1        1,999.6
                                                       ---------      ------        ------      ---------
          Total actively managed fixed
            maturities.............................    $21,848.3      $424.2        $445.2      $21,827.3
                                                       =========      ======        ======      =========
Equity securities..................................    $   373.0      $ 15.8        $ 12.4      $   376.4
                                                       =========      ======        ======      =========

     At December 31, 1997, the amortized cost and estimated fair value of actively managed fixed maturities and equity securities were as follows:

                                                                      GROSS         GROSS       ESTIMATED
                                                       AMORTIZED    UNREALIZED    UNREALIZED      FAIR
                                                         COST         GAINS         LOSSES        VALUE
                                                       ---------    ----------    ----------    ---------
                                                                     (DOLLARS IN MILLIONS)
Investment grade:
  Corporate securities.............................    $13,107.9      $400.0        $ 58.1      $13,449.8
  United States Treasury securities and obligations
     of United States government corporations and
     agencies......................................        541.4        20.9            .1          562.2
  States and political subdivisions................        268.2         8.1            .8          275.5
  Debt securities issued by foreign governments....        168.5         4.2           6.4          166.3
  Mortgage-backed securities.......................      6,678.2       149.5           4.0        6,823.7
Below-investment grade (primarily corporate
  securities)......................................      1,525.1        28.8          57.7        1,496.2
                                                       ---------      ------        ------      ---------
          Total actively managed fixed
            maturities.............................    $22,289.3      $611.5        $127.1      $22,773.7
                                                       =========      ======        ======      =========
Equity securities..................................    $   227.6      $  7.3        $  6.0      $   228.9
                                                       =========      ======        ======      =========

     Net unrealized gains (losses) on actively managed fixed maturity investments included in shareholders' equity as of December 31, 1998 and 1997, were as follows:

                                                                 1998           1997
                                                                 ----           ----
                                                                (DOLLARS IN MILLIONS)
Net unrealized gains (losses) on actively managed fixed
  maturity investments......................................    $(21.0)       $ 484.4
Adjustments to cost of policies purchased and cost of
  policies produced.........................................      10.4         (207.3)
Deferred income tax (expense) benefit.......................       6.4          (95.5)
Other.......................................................      (7.7)          (4.4)
                                                                ------        -------
          Net unrealized (losses) on actively managed fixed
           maturity investments.............................    $(11.9)       $ 177.2
                                                                ======        =======

                         CONSECO, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The following table sets forth the amortized cost and estimated fair value of actively managed fixed maturities at December 31, 1998, by contractual maturity. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Most of the mortgage-backed securities shown below provide for periodic payments throughout their lives.

                                                                             ESTIMATED
                                                                AMORTIZED      FAIR
                                                                  COST         VALUE
                                                                ---------    ---------
                                                                (DOLLARS IN MILLIONS)
Due in one year or less.....................................    $   388.1    $   389.7
Due after one year through five years.......................      2,605.8      2,509.1
Due after five years through ten years......................      4,722.7      4,740.7
Due after ten years.........................................      7,825.8      7,799.5
                                                                ---------    ---------
     Subtotal...............................................     15,542.4     15,439.0
Mortgage-backed securities..................................      6,305.9      6,388.3
                                                                ---------    ---------
          Total actively managed maturities.................    $21,848.3    $21,827.3
                                                                =========    =========

     Net investment income consisted of the following:

                                                                  1998        1997        1996
                                                                  ----        ----        ----
                                                                     (DOLLARS IN MILLIONS)
Assets held by insurance subsidiaries:
  Fixed maturities..........................................    $1,628.5    $1,467.5    $1,109.5
  Equity securities.........................................        27.4        23.6         6.5
  Mortgage loans............................................        96.4        84.0        71.4
  Policy loans..............................................        44.1        38.6        25.9
  Equity-indexed products...................................       103.9        39.4          --
  Other invested assets.....................................       139.5        89.4        27.8
  Short-term investments....................................        57.0        39.6        15.6
  Separate accounts.........................................        51.0        70.3        48.4
                                                                --------    --------    --------
     Gross investment income................................     2,147.8     1,852.4     1,305.1
Investment expenses and amortization of the cost of S&P 500
  Call Options..............................................        69.7        27.1         2.6
                                                                --------    --------    --------
     Net investment income on assets held by insurance
       subsidiaries.........................................     2,078.1     1,825.3     1,302.5
Finance receivables and other...............................       251.3       194.6       125.6
Interest-only securities....................................       132.9       125.8        77.2
                                                                --------    --------    --------
          Net investment income.............................    $2,462.3    $2,145.7    $1,505.3
                                                                ========    ========    ========

     The carrying value of fixed maturity investments and mortgage loans not accruing investment income totaled $50.1 million, $3.1 million and $2.1 million at December 31, 1998, 1997 and 1996, respectively.

                         CONSECO, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     Investment gains (losses), net of investment gain expenses, were included in revenue as follows:

                                                                 1998       1997      1996
                                                                 ----       ----      ----
                                                                   (DOLLARS IN MILLIONS)
Fixed maturities:
  Gross gains...............................................    $ 458.0    $342.6    $126.8
  Gross losses..............................................     (138.6)    (41.4)    (52.5)
  Other than temporary decline in fair value................      (11.7)     (1.2)      (.6)
                                                                -------    ------    ------
     Net investment gains from fixed maturities before
      expenses..............................................      307.7     300.0      73.7
Equity securities...........................................       (9.1)     13.2       2.6
Mortgages...................................................       (2.1)      (.8)      (.4)
Other than temporary decline in fair value of other invested
  assets....................................................      (20.7)       --      (8.3)
Other.......................................................        1.9      (1.2)     29.9
                                                                -------    ------    ------
     Net investment gains before expenses...................      277.7     311.2      97.5
Investment expenses.........................................       69.5      44.7      36.7
                                                                -------    ------    ------
     Net investment gains...................................    $ 208.2    $266.5    $ 60.8
                                                                =======    ======    ======

     At December 31, 1998, the mortgage loan balance was primarily comprised of commercial loans. Approximately 9 percent, 8 percent, 8 percent, 7 percent and 7 percent of the mortgage loan balance were on properties located in Texas, New York, Florida, Ohio and California, respectively. No other state comprised greater than 5 percent of the mortgage loan balance. Less than 1 percent of the mortgage loan balance was noncurrent at December 31, 1998. At December 31, 1998, our allowance for loss on mortgage loans was $9.2 million.

     Life insurance companies are required to maintain certain investments on deposit with state regulatory authorities. Such assets had an aggregate carrying value of $191.9 million at December 31, 1998.

     Conseco had no investments in any single entity in excess of 10 percent of shareholders' equity at December 31, 1998, other than investments issued or guaranteed by the United States government or a United States government agency.

4. FINANCE RECEIVABLES, INTEREST-ONLY SECURITIES AND SERVICING RIGHTS OF FINANCE
   SUBSIDIARIES:

     Finance receivables, summarized by type, were as follows:

                                                                   DECEMBER 31,
                                                              ----------------------
                                                                1998         1997
                                                                ----         ----
                                                              (DOLLARS IN MILLIONS)
Manufactured housing......................................    $  798.8     $  303.4
Mortgage services.........................................       603.5        568.6
Consumer/credit card......................................       587.3        187.0
Commercial................................................     1,352.9        931.8
                                                              --------     --------
                                                               3,342.5      1,990.8
Less allowance for doubtful accounts......................       (43.0)       (19.8)
                                                              --------     --------
  Net finance receivables.................................    $3,299.5     $1,971.0
                                                              ========     ========

     We pool and securitize substantially all of the finance receivables we originate. In a typical securitization, we establish a special purpose entity for the limited purpose of purchasing the finance receivables. This special-purpose entity issues and sells interest-bearing securities that represent interests in the receivables,

                         CONSECO, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

collateralized by the underlying pool of finance receivables. We in turn, receive the proceeds from the sale of the securities, which are typically sold at the same amount as the principal balance of the receivables sold. We retain a residual interest, which represents the right to receive, over the life of the pool of receivables: (i) the excess of the principal and interest received on the receivables transferred to the special purpose entity over the principal and interest paid to the holders of other interests in the securitization; and (ii) servicing fees.

     In some securitizations, we also retain certain lower-rated securities that are senior in payment priority to the interest-only securities. Such securities had a fair market value of $340.8 million at December 31, 1998, and were classified as actively managed fixed maturity securities.

     During 1998, 1997 and 1996, the Company sold $13.4 billion, $10.7 billion and $8.4 billion, respectively, of finance receivables in various securitized transactions and recognized gains of $745.0 million, $779.0 million and $400.6 million, respectively. The 1996 gain reflects a charge of $200 million as a result of adjustments necessary to fully consider the effects of partial prepayments on projected future interest collections and the impact of changes in projected future interest due to investors. Such adjustments were calculated using the cash out method to measure the period of time for which projected cash flows related to securitizations should be discounted.

     As explained in note 1, the interest-only security is initially recorded at a value representing an allocated portion of the cost basis of the finance receivables being sold. The account value was adjusted to estimated fair value at December 31, 1998, using the following assumptions. The difference between this estimated fair value and the security's book value is insignificant and is included in unrealized depreciation of other investments.

                                              MANUFACTURED     HOME EQUITY/     CONSUMER/
                                                HOUSING      HOME IMPROVEMENT   EQUIPMENT      TOTAL
                                              ------------   ----------------   ---------      -----
                                                               (DOLLARS IN MILLIONS)
Interest-only securities at fair value......   $   691.5         $  422.0       $  191.9     $ 1,305.4
Principal balance of sold finance
  receivables(a)............................    20,241.3          7,313.7        3,988.0      31,543.0
Weighted average customer interest rate on
  sold finance receivables(a)...............        10.2%            11.5%          10.9%
Expected weighted average annual constant
  prepayment rate as a percentage of
  principal balance of sold finance
  receivables(a)(b).........................        11.7%            26.0%          22.0%
Expected nondiscounted credit losses as a
  percentage of principal balance of sold
  finance receivables(a)(b).................         5.9%             3.4%           2.4%
Weighted average discount rate(a)...........        14.0%            14.0%          14.0%

                         CONSECO, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The account value was adjusted to estimated fair value at December 31, 1997, using the following assumptions:

                                              MANUFACTURED     HOME EQUITY/     CONSUMER/
                                                HOUSING      HOME IMPROVEMENT   EQUIPMENT      TOTAL
                                              ------------   ----------------   ---------      -----
                                                               (DOLLARS IN MILLIONS)
Interest-only securities at fair value......   $   892.8         $  335.1       $  170.8     $ 1,398.7
Principal balance of sold finance
  receivables(a)............................    17,558.2          4,251.6        2,467.5      24,277.3
Weighted average customer interest rate on
  sold finance receivables(a)...............        10.5%            11.8%          11.3%
Expected weighted average annual constant
  prepayment rate as a percentage of
  principal balance of sold finance
  receivables(a)(b).........................         9.5%            24.0%          22.0%
Expected nondiscounted credit losses as a
  percentage of principal balance of sold
  finance receivables(a)(b).................         6.2%             4.3%           2.1%
Weighted average discount rate(a)...........        11.5%            11.5%          11.5%

---------------
(a) Excludes finance receivables sold in revolving trust securitizations.

(b) The valuation of interest-only securities is affected not only by the projected level of prepayments of principal and net credit losses, but also by the projected timing of such prepayments and net credit losses. Should the timing of projected prepayments of principal or net credit losses differ materially from the timing projected by the Company, such timing could have a material effect on the valuation of the interest-only securities.

     The following summarizes information with respect to the 60-days-and-over contractual dollar delinquencies, loss experience and repossessed collateral experience of our managed finance receivables:

                                                              1998     1997
                                                              ----     ----
60-days-and-over delinquencies as a percentage of managed
  finance receivables at period end.........................  1.19%    1.08%
Net credit losses incurred during each year as a percentage
  of average managed finance receivables during the
  period....................................................  1.03%    1.05%
Repossessed collateral inventory as a percentage of managed
  finance receivables at period end.........................  1.14%     .95%

     Activity in the interest-only securities account during 1998 and 1997 is as follows:

                                                                  1998         1997
                                                                  ----         ----
                                                                (DOLLARS IN MILLIONS)
Balance, beginning of year..................................    $1,398.7     $1,014.8
  Additions resulting from securitizations during the
     period.................................................       719.6        679.0
  Investment income.........................................       132.9        125.8
  Cash received.............................................      (358.0)      (266.1)
  Impairment charge to reduce carrying value................      (544.4)      (190.0)
  Change in unrealized appreciation credited (charged) to
     shareholders' equity...................................       (43.4)        35.2
                                                                --------     --------
Balance, end of year........................................    $1,305.4     $1,398.7
                                                                ========     ========

                         CONSECO, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The activity in the servicing rights account during 1998 and 1997 is as follows:

                                                                 1998          1997
                                                                 ----          ----
                                                                (DOLLARS IN MILLIONS)
Balance, beginning of year..................................    $ 77.0        $ 30.8
  Additions resulting from securitizations during the
     period.................................................      64.3          61.6
  Amortization..............................................     (19.9)        (15.4)
  Impairment charge to establish a valuation allowance......      (5.0)           --
                                                                ------        ------
Balance, end of year........................................    $116.4        $ 77.0
                                                                ======        ======

5. LIABILITIES FOR INSURANCE AND ASSET ACCUMULATION PRODUCTS:

     These liabilities consisted of the following:

                                                                       INTEREST
                                          WITHDRAWAL    MORTALITY        RATE
                                          ASSUMPTION    ASSUMPTION    ASSUMPTION      1998         1997
                                          ----------    ----------    ----------      ----         ----
                                                                                    (DOLLARS IN MILLIONS)
Future policy benefits:
  Interest-sensitive products:
     Investment contracts.............       N/A           N/A         (c)          $12,566.1    $12,724.0
     Universal life-type contracts....       N/A           N/A          5%            4,663.3      4,633.6
                                                                                    ---------    ---------
          Total interest-sensitive
            products..................                                               17,229.4     17,357.6
                                                                                    ---------    ---------
  Traditional products:
     Traditional life insurance
       contracts......................     Company
                                          experience       (a)          6%            1,950.2      1,925.0
     Limited-payment contracts........       None          (b)          5%              974.9        968.4
     Individual accident and health...     Company       Company
                                          experience    experience      6%            3,174.2      2,820.4
     Group life and health............       N/A           N/A         N/A              292.3         71.0
                                                                                    ---------    ---------
          Total traditional
            products..................                                                6,391.6      5,784.8
                                                                                    ---------    ---------
Claims payable and other policyholder
  funds...............................       N/A           N/A         N/A            1,491.5      1,615.5
Unearned premiums.....................       N/A           N/A         N/A              376.6        406.1
Liabilities related to separate
  accounts............................       N/A           N/A         N/A              899.4        682.8
Liabilities related to deposit
  products............................       N/A           N/A         N/A              541.7           --
                                                                                    ---------    ---------
          Total.......................                                              $26,930.2    $25,846.8
                                                                                    =========    =========

-------------------------
(a) Principally modifications of the 1965 -- 70 and 1975 -- 80 Basic, Select and Ultimate Tables.

(b) Principally the 1984 United States Population Table and the NAIC 1983 Individual Annuitant Mortality Table.

(c) In both 1998 and 1997: (i) approximately 95 percent of this liability represented account balances where future benefits are not guaranteed; and
    (ii) approximately 5 percent represented the present value of guaranteed future benefits determined using an average interest rate of approximately 6 percent.

                         CONSECO, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

6. INCOME TAXES:

     Income tax liabilities were comprised of the following:

                                                                   1998         1997
                                                                   ----         ----
                                                                (DOLLARS IN MILLIONS)
Deferred income tax liabilities (assets):
  Actively managed fixed maturities.........................    $    59.5     $  95.9
  Interest-only securities..................................        573.3       737.2
  Cost of policies purchased and cost of policies
     produced...............................................        920.0       750.5
  Insurance liabilities.....................................     (1,028.9)     (898.9)
  Unrealized appreciation...................................        (19.0)       98.1
  Net operating loss carryforward...........................       (353.4)     (393.2)
  Other.....................................................         (6.5)      157.3
                                                                ---------     -------
       Deferred income tax liabilities......................        145.0       546.9
Current income tax liabilities (assets).....................         52.1       (14.1)
                                                                ---------     -------
       Income tax liabilities...............................    $   197.1     $ 532.8
                                                                =========     =======

     Income tax expense was as follows:

                                                                 1998      1997      1996
                                                                 ----      ----      ----
                                                                  (DOLLARS IN MILLIONS)
Current tax provision.......................................    $235.7    $207.9    $165.4
Deferred tax provision......................................     209.9     352.2     136.8
                                                                ------    ------    ------
     Income tax expense.....................................    $445.6    $560.1    $302.2
                                                                ======    ======    ======

     A reconciliation of the income tax provisions based on the U.S. statutory corporate tax rate to the provisions reflected in the consolidated statement of operations is as follows:

                                                                1998      1997      1996
                                                                ----      ----      ----
Tax on income before income taxes at statutory rate.........    35.0%     35.0%     35.0%
Goodwill....................................................     3.6       2.0       1.5
State taxes.................................................     1.4       1.8       2.1
Other.......................................................     2.6      (1.1)     (1.6)
                                                                ----      ----      ----
     Income tax expense.....................................    42.6%     37.7%     37.0%
                                                                ====      ====      ====

     At December 31, 1998, Conseco had federal income tax loss carryforwards of $1.0 billion available (subject to various statutory restrictions) for use on future tax returns. Portions of these carryforwards begin expiring in 2002. The following restrictions exist with respect to the utilization of portions of the loss carryforwards: (i) $64.4 million may be used only to offset income from our non-life insurance companies; (ii) $94.4 million (attributable to acquired companies) may be used only to offset the income from those companies; and (iii) $841.2 million is available to offset income from certain life insurance subsidiaries and all the non-life insurance subsidiaries. None of the carryforwards are available to reduce the tax provision for financial reporting purposes.

                         CONSECO, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

7. NOTES PAYABLE AND COMMERCIAL PAPER:

CORPORATE NOTES PAYABLE AND COMMERCIAL PAPER

     Corporate notes payable and commercial paper at December 31, 1998 and 1997, were as follows (interest rates as of December 31, 1998):

                                                                  1998         1997
                                                                  ----         ----
                                                                (DOLLARS IN MILLIONS)
Commercial paper (5.8%).....................................    $  784.4     $  448.2
Bank credit facilities (5.86%)..............................       372.3      1,000.0
Notes payable (6.1%)........................................       400.0        400.0
6.4% notes due 2001.........................................       550.0           --
6.4% notes due 2003.........................................       250.0           --
6.5% convertible subordinated notes due 2003................        86.0         86.1
6.8% senior notes due 2005..................................       250.0           --
7.875% notes due 2000.......................................       150.0           --
8.125% senior notes due 2003................................        63.5        168.5
10.5% senior notes due 2004.................................        24.5        184.9
Other.......................................................        13.5         61.3
                                                                --------     --------
  Total principal amount....................................     2,944.2      2,349.0
Unamortized net premium (discount)..........................       (12.0)         5.9
                                                                --------     --------
  Total.....................................................    $2,932.2     $2,354.9
                                                                ========     ========

     The Company's current bank credit facilities allow us to borrow up to $2.5 billion, of which $1.5 billion may be borrowed until 2003 and $1.0 billion may be borrowed until 1999. Actual borrowings at December 31, 1998, totaled $1,250.0 million (of which $877.7 million was used to finance the purchase of finance receivables classified as finance notes payable -- See "Finance Notes Payable and Commercial Paper"). The credit facility requires us to maintain various financial ratios, as defined in the agreement, including: (i) a debt-to-total capitalization ratio less than .45:1 (such ratio was .39:1 at December 31, 1998); and (ii) an interest coverage ratio greater than 2.0:1 during the period October 1, 1998 through September 30, 1999, greater than 2.25:1 for the period October 1, 1999 through September 30, 2001 and greater than 2.50:1 thereafter (such ratio was 5.40:1 for the period ended December 31, 1998). Our unsecured bank credit facilities are used to support our commercial paper program.

                         CONSECO, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

FINANCE NOTES PAYABLE AND COMMERCIAL PAPER

     Notes payable and commercial paper related to our financing activities were as follows (interest rates as of December 31, 1998):

                                                                  1998         1997
                                                                  ----         ----
                                                                (DOLLARS IN MILLIONS)
Bank credit facilities (5.86%)..............................    $  877.7     $   35.0
Master repurchase agreements due 1999 (6.27%)...............       780.6           --
Medium term notes due 1999 to 2003 (6.58%)..................       238.7        246.6
Credit facility collateralized by interest-only securities
  due 2000 (7.60%)..........................................       300.0           --
10.25% senior subordinated notes due 2002...................       194.0        267.3
Commercial paper............................................          --      1,319.1
Other.......................................................         3.2          1.9
                                                                --------     --------
  Total principal amount....................................     2,394.2      1,869.9
Unamortized net discount....................................        (4.9)        (6.9)
                                                                --------     --------
  Total.....................................................    $2,389.3     $1,863.0
                                                                ========     ========

     As of December 31, 1998, we had $4.0 billion of master repurchase agreements with various investment banking firms, subject to the availability of eligible collateral. The agreements generally provide for terms of one year, which can be extended each quarter by mutual agreement of the parties for an additional year, based upon the review of updated quarterly financial information of the finance segment.

     The maturities of corporate and finance notes payable and commercial paper at December 31, 1998, were as follows:

                                                     CORPORATE NOTES
                                                       PAYABLE AND      FINANCE NOTES
MATURITY DATE                                        COMMERCIAL PAPER      PAYABLE
-------------                                        ----------------   -------------
                                                          (DOLLARS IN MILLIONS)
1999...............................................      $  785.5         $  792.8
2000...............................................         151.1            300.2
2001...............................................         551.1              1.7
2002...............................................           2.0            414.0
2003...............................................       1,172.2            885.5
Thereafter.........................................         282.3               --
                                                         --------         --------
     Total par value at December 31, 1998..........      $2,944.2         $2,394.2
                                                         ========         ========

                         CONSECO, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

8. OTHER DISCLOSURES:

LEASES

     The Company rents office space, equipment and computer software under noncancellable operating leases. Rental expense was $50.6 million in 1998, $48.2 million in 1997 and $30.0 million in 1996. Future required minimum rental payments as of December 31, 1998, were as follows (dollars in millions):

1999........................................................    $ 48.6
2000........................................................      41.6
2001........................................................      29.1
2002........................................................      22.8
2003........................................................      16.4
Thereafter..................................................      42.0
                                                                ------
     Total..................................................    $200.5
                                                                ======

PENSION AND POSTRETIREMENT PLANS

     The Company provides certain pension, health care and life insurance benefits for certain eligible retired employees under partially funded and unfunded plans in existence at the date on which such subsidiaries were acquired. Certain postretirement benefit plans are contributory, with participants' contributions adjusted annually. Amounts related to the pension and postretirement benefit plans were as follows:

                                                                                     POSTRETIREMENT
                                                                PENSION BENEFITS        BENEFITS
                                                                ----------------    ----------------
                                                                 1998      1997      1998      1997
                                                                 ----      ----      ----      ----
                                                                       (DOLLARS IN MILLIONS)
Benefit obligation, beginning of year.......................    $ 72.9    $ 39.8    $ 25.6    $  7.0
  Service cost..............................................       7.3       4.8        --        .1
  Interest cost.............................................       5.0       3.9       1.8       2.1
  Plan participants' contributions..........................        --        --       2.7       2.8
  Actuarial loss (gain).....................................       4.3      25.6       2.4      (4.1)
  Acquisitions..............................................        --        --        --      23.0
  Benefits paid.............................................      (1.0)     (1.2)     (6.6)     (5.3)
                                                                ------    ------    ------    ------
Benefit obligation, end of year.............................    $ 88.5    $ 72.9    $ 25.9    $ 25.6
                                                                ======    ======    ======    ======
Fair value of plan assets, beginning of year................    $  9.1    $  7.1    $  5.9    $   --
  Actual return on plan assets..............................       2.6       1.3        .3        --
  Acquisition...............................................        --        --        --       6.9
  Employer contributions....................................       4.4       1.9        --        --
  Plan participants' contributions..........................        --        --        .4        .4
  Benefits paid.............................................      (1.0)     (1.2)     (1.5)     (1.4)
                                                                ------    ------    ------    ------
Fair value of plan assets, end of year......................    $ 15.1    $  9.1    $  5.1    $  5.9
                                                                ======    ======    ======    ======
Funded status...............................................    $(73.4)   $(63.8)   $(20.8)   $(19.7)
Unrecognized net actuarial loss (gain)......................      43.4      43.1      (8.7)     (8.7)
Unrecognized prior service cost.............................       (.2)      (.1)      (.3)     (1.4)
                                                                ------    ------    ------    ------
     Accrued benefit liability..............................    $(30.2)   $(20.8)   $(29.8)   $(29.8)
                                                                ======    ======    ======    ======

     We used the following weighted average assumptions to calculate benefit obligations for our 1998 and 1997 valuations: discount rate of approximately 6.5 percent; an expected return on plan assets of approximately 7.5 percent; and an assumed rate of compensation increase of 5.5 percent. For measurement

                         CONSECO, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

purposes, we assumed a 9.5 percent annual rate of increase in the per capita cost of covered health care benefits for 1999, decreasing gradually to 5.0 percent in 2011 and remaining level thereafter.

     Components of the cost we recognized related to pension and postretirement plans were as follows:

                                                                                    POSTRETIREMENT
                                                                PENSION BENEFITS       BENEFITS
                                                                ----------------    --------------
                                                                 1998      1997     1998     1997
                                                                 ----      ----     ----     ----
                                                                      (DOLLARS IN MILLIONS)
Service cost................................................    $ 7.3     $ 4.8     $  --    $  .1
Interest cost...............................................      5.0       3.9       1.8      2.1
Expected return of plan assets..............................      (.9)      (.7)      (.2)     (.3)
Amortization of prior service cost..........................       .2        .2      (1.6)    (1.3)
Recognized net actuarial loss...............................      2.2       1.8       (.2)     (.2)
                                                                -----     -----     -----    -----
     Net periodic benefit cost..............................    $13.8     $10.0     $ (.2)   $  .4
                                                                =====     =====     =====    =====

     A one-percentage-point change in the assumed health care cost trend rates would have an insignificant effect on the net periodic benefit cost of our postretirement benefit obligation.

     The Company has qualified defined contribution plans for which substantially all employees are eligible. Company contributions, which match certain voluntary employee contributions to the plan, totaled $6.2 million in 1998, $6.3 million in 1997, and $3.3 million in 1996. Matching contributions may be made either in cash or in Conseco common stock.

LITIGATION

     Green Tree has been served with various related lawsuits which were filed in the United States District Court for the District of Minnesota. These lawsuits were filed as purported class actions on behalf of persons or entities who purchased common stock or options of Green Tree during the alleged class periods that generally run from February 1995 to January 1998. One such action did not include class action claims. In addition to Green Tree, certain current and former officers and directors of Green Tree are named as defendants in one or more of the lawsuits. Green Tree and other defendants have obtained an order from the United States District Court for the District of Minnesota consolidating the lawsuits seeking class action status into two actions: one which pertains to a purported class of common stockholders and the other which pertains to a purported class of stock option traders. Plaintiffs in the lawsuits assert claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. In each case, plaintiffs allege that Green Tree and the other defendants violated federal securities laws by, among other things, making false and misleading statements about the current state and future prospects of Green Tree (particularly with respect to prepayment assumptions and performance of certain loan portfolios of Green Tree) which allegedly rendered Green Tree's financial statements false and misleading. The Company believes that the lawsuits are without merit and intends to defend such lawsuits vigorously. The ultimate outcome of these lawsuits cannot be predicted with certainty. Green Tree has filed motions, which are pending, to dismiss these lawsuits.

     In addition, the Company and its subsidiaries are involved on an ongoing basis in lawsuits related to their operations. Although the ultimate outcome of certain of such matters cannot be predicted, none of such lawsuits currently pending against the Company or its subsidiaries is expected, individually or in the aggregate, to have a material adverse effect on the Company's consolidated financial condition, cash flows or results of operations.

GUARANTY FUND ASSESSMENTS

     The balance sheet at December 31, 1998, includes: (i) accruals of $31.5 million, representing our estimate of all known assessments that will be levied against the Company's insurance subsidiaries by various

                         CONSECO, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

state guaranty associations based on premiums written through December 31, 1998; and (ii) receivables of $12.8 million that we estimate will be recovered through a reduction in future premium taxes as a result of such assessments. These estimates are subject to change when the associations determine more precisely the losses that have occurred and how such losses will be allocated among the insurance companies. We recognized expense for such assessments of $16.2 million in 1998, $3.7 million in 1997 and $4.0 million in 1996.

GUARANTEES

     We have provided guarantees of approximately $1.8 billion at December 31, 1998, in conjunction with certain sales of finance receivables. In conjunction with our investment in certain consumer financing companies, we have guaranteed approximately $70 million of such companies' indebtedness. We believe a significant loss from any such guarantee is remote.

     Conseco has guaranteed bank loans totaling $428.6 million to approximately 180 directors, officers and key employees. The funds were used by the participants to purchase approximately 12.5 million Conseco shares in open market on negotiated transactions with independent parties. Such shares are held by the bank as collateral for the loans. At December 31, 1998, the guaranteed bank loans exceeded the value of the common stock collateralizing the loans by $74.6 million. All participants have agreed to indemnify Conseco for any loss incurred on their note.

COMPANY-OBLIGATED MANDATORILY REDEEMABLE PREFERRED SECURITIES OF SUBSIDIARY
TRUSTS

     Certain wholly owned subsidiary trusts have issued preferred securities in public offerings. The trusts used the proceeds from these offerings to purchase subordinated debentures from Conseco. The terms of the preferred securities parallel the terms of the debentures, which account for substantially all trust assets. The preferred securities are to be redeemed on a pro rata basis, to the same extent as the debentures are repaid. Under certain circumstances involving a change in law or legal interpretation, the debentures may be distributed to the holders of the preferred securities. Our obligations under the debentures and related agreements, taken together, provide a full and unconditional guarantee of payments due on the preferred securities. The debentures issued to the subsidiary and the common securities purchased by Conseco from the subsidiary are eliminated in the consolidated financial statements.

                                               YEAR                  CARRYING    DIVIDEND    EARLIEST/MANDATORY
                                              ISSUED    PAR VALUE     VALUE        RATE       REDEMPTION DATES
                                              ------    ---------    --------    --------    ------------------
                                                        (DOLLARS IN MILLIONS)
Trust Originated Preferred Securities.....     1998     $  500.0     $  484.3     8.70%          2003/2047
Trust Originated Preferred Securities.....     1998        230.0        222.5      9.00          2003/2047
Trust Originated Preferred Securities.....     1996        275.0        275.0      9.16          2026/2045
Capital Trust Pass-through Securities (a).     1996        325.0        325.0      8.70               2026
Capital Securities (a)....................     1997        300.0        300.0      8.80               2027
FELINE PRIDES (b).........................     1997        503.6        490.1      6.75               2003
                                                        --------     --------
                                                        $2,133.6     $2,096.9
                                                        ========     ========

-------------------------
(a) These securities may be redeemed anytime at: (i) the principal balance; plus
    (ii) a premium equal to the excess, if any, of the sum of the discounted present value of the remaining scheduled payments of principal and interest using a current market interest rate over the principal amount of securities to be redeemed.

(b) Each FELINE PRIDES includes: (a) a stock purchase contract under which the holder: (i) will purchase a number of shares of Conseco common stock on February 16, 2001 (ranging from .9363 and 1.1268 shares per FELINE PRIDES) under the terms specified in the stock purchase contract; and

                         CONSECO, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

    (ii) will receive a contract adjustment payment equal to .25 percent of the value of the security; and (b) a beneficial ownership of a 6.75 percent trust originated preferred security. Each holder will receive aggregate cumulative cash distributions at the annual rate of 7 percent of the $50 stated amount per security, payable quarterly. The applicable distribution rate on the trust originated preferred securities that remain outstanding during the period February 16, 2001, through February 16, 2003, will be reset so that the market value of the trust originated preferred securities will be equal to 100.5 percent of the par value. Conseco may limit the market rate reset to be no higher than the rate on the two-year benchmark Treasury plus 200 basis points.

9. SHAREHOLDERS' EQUITY:

     We are authorized to issue up to 20 million shares of preferred stock. At December 31, 1998, $105.5 million of PRIDES were outstanding, all of which were redeemed by the Company in February 1999 in exchange for 5.9 million shares of Conseco common stock.

     Changes in the number of shares of common stock outstanding during the years ended December 31, 1998, 1997 and 1996 were as follows:

                                                                 1998       1997       1996
                                                                 ----       ----       ----
                                                                    (SHARES IN THOUSANDS)
Balance, beginning of year..................................    310,012    293,359    205,202
  Stock options exercised...................................      9,125     12,825      5,990
  Stock warrants exercised..................................        862         --         --
  Shares issued in conjunction with acquired companies......         --     11,264     60,560
  Common shares converted from convertible debt and
     preferred stock........................................      2,824     13,601     22,018
  Shares issued under employee benefit compensation plans...         46      1,498      1,246
  Treasury stock purchased..................................     (7,025)   (22,535)    (1,657)
                                                                -------    -------    -------
Balance, end of year........................................    315,844    310,012    293,359
                                                                =======    =======    =======

     Dividends declared on common stock for 1998, 1997 and 1996, were $.530, $.313 and $.083 per common share, respectively. Our accrual for declared but unpaid dividends was $44.2 million at December 31, 1998. Such dividends were paid in January 1999.

     Conseco's 1994 Stock and Incentive Plan authorizes the granting of options to employees and directors of the Company to purchase up to 24 million shares of Conseco common stock at a price not less than its market value on the date the option is granted. In 1997, the Company adopted the 1997 Non-qualified Stock Option Plan, which authorizes the granting of non-qualified options to employees of the Company to purchase shares of Conseco common stock. The aggregate number of shares of common stock for which options may be granted under the 1997 plan, when added to all outstanding, unexpired options under the Company's employee benefit plans, shall not exceed 20 percent of the total of shares of common stock outstanding plus the number of shares issuable upon conversion of any outstanding convertible security on the date of grant (calculated in the manner set forth in the 1997 plan). The options may become exercisable immediately or over a period of time. The plans also permit granting of stock appreciation rights and certain other awards.

                         CONSECO, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The stock option activity and related information includes the combined activity and information of both Conseco and Green Tree for all periods. On March 1, 1998, prior to the time a merger was contemplated, Green Tree repriced certain of its employee stock options to the current market price. A summary of the Company's stock option activity and related information for the years ended December 31, 1998, 1997 and 1996, is presented below (shares in thousands):

                                                   1998                  1997                   1996
                                            ------------------    -------------------    ------------------
                                                      WEIGHTED               WEIGHTED              WEIGHTED
                                                      AVERAGE                AVERAGE               AVERAGE
                                                      EXERCISE               EXERCISE              EXERCISE
                                            SHARES     PRICE      SHARES      PRICE      SHARES     PRICE
                                            ------    --------    ------     --------    ------    --------
Outstanding at the beginning of year....    33,511     $24.78      37,951     $17.98     31,221     $12.33
Options granted.........................    10,091      41.76       8,212      39.77      9,073      30.23
Options of Green Tree repriced prior to
  the merger............................     2,594      25.10          --         --         --         --
Options assumed in connection with
  mergers...............................        --         --       1,358      20.48      4,435      16.54
Exercised...............................    (9,125)     19.36     (12,825)     13.59     (5,990)      4.82
Forfeited...............................    (2,392)     21.80      (1,185)     26.94       (788)     24.10
Terminated in repricing program.........    (2,594)     37.13          --         --         --         --
                                            ------                -------                ------
Outstanding at the end of the year......    32,085      30.91      33,511      24.78     37,951      17.98
                                            ======                =======                ======
Options exercisable at year-end.........    16,213                 13,079                11,686
                                            ======                =======                ======
Available for future grant..............    32,873                 17,206                 2,933
                                            ======                =======                ======

     As a result of the Green Tree Merger, all options previously issued by Green Tree became immediately exercisable on June 30, 1998. The following table summarizes information about stock options outstanding at December 31, 1998 (shares in thousands):

                                                           OPTIONS OUTSTANDING               OPTIONS EXERCISABLE
                                                 ----------------------------------------   ----------------------
                                                                  WEIGHTED
                                                                   AVERAGE       WEIGHTED                 WEIGHTED
                                                                  REMAINING      AVERAGE                  AVERAGE
RANGE OF                                           NUMBER           LIFE         EXERCISE     NUMBER      EXERCISE
EXERCISE PRICES                                  OUTSTANDING     (IN YEARS)       PRICE     EXERCISABLE    PRICE
---------------                                  -----------     ----------      --------   -----------   --------
$ 5.00 -- 16.57................................     7,580            4.8          $13.75       1,855       $11.58
 17.88 -- 26.19................................     5,220            8.1           24.67       5,169        24.70
 27.19 -- 30.41................................     2,485           13.3           29.98         839        29.31
 30.73 -- 45.84................................    12,247            8.4           37.23       7,044        37.29
 46.71 -- 51.28................................     4,553            9.3           49.97       1,306        48.20
                                                   ------                                     ------
                                                   32,085                                     16,213
                                                   ======                                     ======

                         CONSECO, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     We apply Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations in accounting for our stock option plans. Accordingly, no compensation cost has been recognized for such plans. Had compensation cost been determined based on the fair value at the grant dates for awards granted after January 1, 1995, consistent with the method of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), the Company's pro forma net income and pro forma earnings per share for the years ended December 31, 1998, 1997 and 1996 would have been as follows:

                                           1998                        1997                        1996
                                 ------------------------    ------------------------    ------------------------
                                 AS REPORTED    PRO FORMA    AS REPORTED    PRO FORMA    AS REPORTED    PRO FORMA
                                 -----------    ---------    -----------    ---------    -----------    ---------
                                                 (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
Net income.....................    $467.1        $389.9        $866.4        $800.6        $452.2        $434.7
Basic earnings per share.......      1.47          1.23          2.72          2.50          1.85          1.77
Diluted earnings per share.....      1.40          1.17          2.52          2.32          1.69          1.62

     We estimated the fair value of each option grant used to determine the pro forma amounts summarized above using the Black-Scholes option valuation model with the following weighted average assumptions for 1998, 1997 and 1996:

                                                                 1998      1997       1996
                                                                GRANTS    GRANTS     GRANTS
                                                                ------    ------     ------
Weighted average risk-free interest rates...................       5.4%      6.4%       6.2%
Weighted average dividend yields............................       1.2%       .9%        .1%
Volatility factors..........................................        35%       28%        28%
Weighted average expected life..............................    4 years   4 years   10 years
Weighted average fair value per share.......................      12.16     12.15      12.35

     At December 31, 1998, a total of 88.9 million shares of common stock were reserved for issuance under the convertible subordinated debentures, PRIDES, FELINE PRIDES, stock option, stock bonus and deferred compensation plans and for warrants to buy 700,000 shares of Conseco common stock for $13.8 million at anytime through September 29, 2006.

                         CONSECO, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     A reconciliation of income and shares used to calculate basic and diluted earnings per share is as follows:

                                                                  1998        1997        1996
                                                                  ----        ----        ----
                                                                (DOLLARS IN MILLIONS AND SHARES
                                                                         IN THOUSANDS)
Income:
  Net income before extraordinary charge....................    $  509.7    $  873.3    $  478.7
  Preferred stock dividends and charge related to induced
     conversions of preferred stock.........................         7.8        21.9        27.4
                                                                --------    --------    --------
     Income before extraordinary charge applicable to common
       ownership for basic earnings per share...............       501.9       851.4       451.3
  Effect of dilutive securities:
     Preferred stock dividends..............................         7.8         8.7        27.4
                                                                --------    --------    --------
     Income before extraordinary charge applicable to common
       ownership and assumed conversions for diluted
       earnings per share...................................    $  509.7    $  860.1    $  478.7
                                                                ========    ========    ========
Shares:
  Weighted average shares outstanding for basic earnings per
     share..................................................     311,785     311,050     230,141
  Effect of dilutive securities on weighted average shares:
     Stock options..........................................       8,317      13,011       9,281
     Employee stock plans...................................       1,942       2,268       2,172
     PRIDES.................................................       6,141       6,936      14,042
     Convertible securities.................................       4,516       5,457      12,049
                                                                --------    --------    --------
          Weighted average shares outstanding for diluted
            earnings per share..............................     332,701     338,722     267,685
                                                                ========    ========    ========

10. OTHER OPERATING STATEMENT DATA:

     Insurance policy income consisted of the following:

                                                                  1998        1997        1996
                                                                  ----        ----        ----
                                                                     (DOLLARS IN MILLIONS)
Traditional products:
  Direct premiums collected.................................    $6,189.5    $5,264.4    $3,528.2
  Reinsurance assumed.......................................       316.0       290.3        65.8
  Reinsurance ceded.........................................      (541.3)     (499.0)     (313.8)
                                                                --------    --------    --------
          Premiums collected, net of reinsurance............     5,964.2     5,055.7     3,280.2
  Change in unearned premiums...............................        29.5        (2.2)      (14.6)
  Less premiums on universal life and products without
     mortality and morbidity risk which are recorded as
     additions to insurance liabilities.....................     2,585.7     2,099.4     1,881.3
                                                                --------    --------    --------
          Premiums on traditional products with mortality or
            morbidity risk, recorded as insurance policy
            income..........................................     3,408.0     2,954.1     1,384.3
Fees and surrender charges on interest sensitive products...       540.8       456.7       269.9
                                                                --------    --------    --------
          Insurance policy income...........................    $3,948.8    $3,410.8    $1,654.2
                                                                ========    ========    ========

                         CONSECO, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The five states with the largest shares of 1998 collected premiums were Florida (9.5 percent), California (9.2 percent), Illinois (8.5 percent), Texas (7.5 percent) and Michigan (4.5 percent). No other state accounted for more than 4 percent of total collected premiums.

     Changes in the cost of policies purchased were as follows:

                                                                  1998        1997        1996
                                                                  ----        ----        ----
                                                                     (DOLLARS IN MILLIONS)
Balance, beginning of year..................................    $2,466.4    $2,015.0    $1,030.7
  Additional acquisition expense on acquired policies.......        75.0        93.9          --
  Amortization..............................................      (369.2)     (413.2)     (188.6)
  Amounts related to fair value adjustment of actively
     managed fixed maturities...............................       167.7      (128.4)      141.6
  Amounts acquired in mergers and acquisitions..............          --       914.2     1,042.0
  Reinsurance and other.....................................        85.3       (15.1)      (10.7)
                                                                --------    --------    --------
Balance, end of year........................................    $2,425.2    $2,466.4    $2,015.0
                                                                ========    ========    ========

     Based on current conditions and assumptions as to future events on all policies in force, the Company expects to amortize approximately 11 percent of the December 31, 1998, balance of cost of policies purchased in 1999, 10 percent in 2000, 9 percent in 2001, 8 percent in 2002 and 7 percent in 2003. The discount rates used to determine the amortization of the cost of policies purchased averaged 7 percent in 1998, 7 percent in 1997 and 10 percent in 1996.

     Changes in the cost of policies produced were as follows:

                                                                  1998       1997       1996
                                                                  ----       ----       ----
                                                                    (DOLLARS IN MILLIONS)
Balance, beginning of year..................................    $  915.2    $ 544.3    $ 391.0
  Additions.................................................       707.0      550.7      331.5
  Amortization..............................................      (219.5)    (134.8)     (76.4)
  Amounts related to fair value adjustment of actively
     managed fixed maturities...............................        50.0      (36.4)      45.4
  Amounts related to purchases of additional interests in
     American Life Holdings, Inc. and Bankers Life Holding
     Corporation............................................          --         --     (151.2)
  Other.....................................................         1.2       (8.6)       4.0
                                                                --------    -------    -------
Balance, end of year........................................    $1,453.9    $ 915.2    $ 544.3
                                                                ========    =======    =======

     Nonrecurring charges in 1997 included a $41.5 million increase to claim reserves and a $20.9 million write-off of cost of policies produced and cost of policies purchased related to premium deficiencies on our Medicare supplement business in Massachusetts. Regulators in that state have not allowed premium increases for Medicare supplement products needed to avoid losses on the business. We are currently seeking such rate increases. We are no longer writing new Medicare supplement business in Massachusetts. Nonrecurring charges in 1997 also included expenses of $9.3 million (net of proceeds from a life insurance policy) related to the death of an executive officer.

                         CONSECO, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

11. CONSOLIDATED STATEMENT OF CASH FLOWS:

     The following disclosures supplement our consolidated statement of cash flows:

                                                                 1998       1997         1996
                                                                 ----       ----         ----
                                                                     (DOLLARS IN MILLIONS)
Additional non-cash items not reflected in the consolidated
  statement of cash flows:
     Issuance of common stock under stock option and
       employee benefit plans...............................    $  9.2    $    70.9    $    35.7
     Tax benefit related to the issuance of common stock
       under employee benefit plans.........................      63.1         91.4         28.6
     Conversion of debt and preferred stock into common
       stock................................................      77.7        301.3        283.2
     Shares returned by former executive due to
       recomputation of bonus...............................      23.4           --           --
Cash paid for:
  Interest expense..........................................     453.6        315.9        199.7
  Income taxes..............................................     295.7        231.8        166.7
Impact of acquisition transactions (described in note 2) on
  the consolidated statement of cash flows:
     Total investments................................................    $ 4,716.6    $ 5,022.8
     Finance receivables..............................................           --        590.1
     Cost of policies purchased.......................................        914.2      1,042.0
     Goodwill.........................................................      1,133.9      1,806.4
     Income taxes.....................................................          6.4        134.9
     Insurance liabilities............................................     (5,193.8)    (5,943.6)
     Notes payable....................................................       (540.6)      (448.2)
     Minority interest................................................           --        210.4
     Common stock and additional paid-in capital......................       (471.5)    (1,568.6)
     Other............................................................        194.5       (203.9)
                                                                          ---------    ---------
          Net cash used...............................................    $   759.7    $   642.3
                                                                          =========    =========

12. STATUTORY INFORMATION:

     Statutory accounting practices prescribed or permitted by regulatory authorities for the Company's insurance subsidiaries differ from GAAP. Our life insurance subsidiaries reported the following amounts to regulatory agencies, after appropriate elimination of intercompany accounts:

                                                                  1998         1997
                                                                  ----         ----
                                                                (DOLLARS IN MILLIONS)
Statutory capital and surplus...............................    $1,850.0     $1,662.4
Asset valuation reserve.....................................       336.4        329.2
Interest maintenance reserve................................       568.0        414.9
Portion of surplus debenture carried as a liability.........        65.5         99.2
                                                                --------     --------
          Total.............................................    $2,819.9     $2,505.7
                                                                ========     ========

     The statutory capital and surplus shown above included investments in non-life affiliates, all of which were eliminated in the consolidated financial statements prepared in accordance with GAAP, of $809.0 million at December 31, 1998 and $513.1 million at December 31, 1997.

                         CONSECO, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     State insurance laws generally restrict the ability of insurance companies to pay dividends or make other distributions. Net assets of the Company's wholly owned life insurance subsidiaries, determined in accordance with GAAP, aggregated approximately $8.4 billion at December 31, 1998. After deducting $205.1 million, $170.6 million and $140.5 million of fees and interest paid to Conseco or non-life insurance subsidiaries in 1998, 1997 and 1996, respectively, the remaining statutory operating earnings of our life insurance subsidiaries were $276.0 million, $243.4 million and $215.0 million in 1998, 1997 and 1996, respectively. Of such earnings, $202.5 million may be distributed to Conseco in 1999 without the permission of state regulatory authorities.

13. BUSINESS SEGMENTS:

     We manage our business operations through two segments, based on the products offered.

     Finance segment. Our finance segment provides a variety of finance products including: loans for the purchase of manufactured housing, home improvements and various consumer products; private label credit card programs; and commercial loans such as revolving credit agreements, asset-based lending and equipment financing. These products are primarily marketed through intermediary channels such as dealers, vendors, contractors and retailers.

     Insurance and fee-based segment. Our insurance and fee-based segment provides supplemental health, annuity, life, and individual and group major medical products to a broad spectrum of customers through multiple distribution channels, each focused on a specific market segment. These products are primarily marketed through career agents, professional independent producers and direct marketing.

                         CONSECO, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     Segment operating information was as follows:

                                                                  1998        1997        1996
                                                                  ----        ----        ----
                                                                     (DOLLARS IN MILLIONS)
Revenues:
  Insurance and fee-based segment:
     Insurance policy income................................    $3,948.8    $3,410.8    $1,654.2
     Net investment income..................................     2,081.9     1,825.3     1,302.5
     Fee and other revenue..................................        91.3        65.8        49.8
     Net investment gains...................................       208.2       266.5        60.8
     Eliminations...........................................        (3.8)         --          --
                                                                --------    --------    --------
       Total insurance and fee-based segment revenues.......     6,326.4     5,568.4     3,067.3
                                                                --------    --------    --------
  Finance segment:
     Net investment income..................................       384.2       320.4       202.8
     Gain on sale of finance receivables....................       745.0       779.0       400.6
     Fee revenue and other income...........................       260.4       178.6       119.1
                                                                --------    --------    --------
       Total finance segment revenues.......................     1,389.6     1,278.0       722.5
                                                                --------    --------    --------
          Total revenues....................................     7,716.0     6,846.4     3,789.8
                                                                --------    --------    --------
Expenses:
  Insurance and fee-based segment:
     Insurance policy benefits..............................     3,580.5     3,175.0     1,863.6
     Amortization...........................................       730.1       590.0       276.0
     Interest expense.......................................        65.3        42.0        22.0
     Nonrecurring charges...................................          --        62.4          --
     Other operating costs expenses.........................       614.8       559.8       299.7
                                                                --------    --------    --------
       Total insurance and fee-based segment expenses.......     4,990.7     4,429.2     2,461.3
                                                                --------    --------    --------
  Finance segment:
     Interest expense.......................................       213.7       160.9        70.1
     Impairment charge......................................       549.4       190.0          --
     Nonrecurring charges...................................       148.0          --          --
     Other operating costs and expenses.....................       591.9       444.5       330.2
                                                                --------    --------    --------
       Total finance segment expenses.......................     1,503.0       795.4       400.3
                                                                --------    --------    --------
  Not allocated to segments:
     Interest expense.......................................       165.4       109.4       108.1
     Non-recurring charges..................................          --         9.3          --
     Other operating costs and expenses.....................        15.0        17.4         4.3
     Eliminations...........................................        (3.8)         --          --
                                                                --------    --------    --------
       Total expenses not allocated to segments.............       176.6       136.1       112.4
                                                                --------    --------    --------
          Total expenses....................................     6,670.3     5,360.7     2,974.0
                                                                --------    --------    --------
Income before income taxes, minority interest and
  extraordinary charge:
     Insurance operations...................................     1,339.5     1,139.2       606.0
     Finance operations.....................................      (113.4)      482.6       322.2
     Corporate interest and other expenses..................      (180.4)     (136.1)     (112.4)
                                                                --------    --------    --------
          Income before income taxes, minority interest and
            extraordinary charge............................    $1,045.7    $1,485.7    $  815.8
                                                                ========    ========    ========

                         CONSECO, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     Segment balance sheet information was as follows:

                                                                   1998         1997
                                                                   ----         ----
                                                                 (DOLLARS IN MILLIONS)
Assets:
  Insurance and fee-based...................................    $ 36,431.1    $35,151.8
  Finance...................................................       6,600.1      4,916.6
  Corporate.................................................      12,003.6      9,619.7
  Eliminate intercompany amounts............................     (11,434.9)    (9,008.3)
                                                                ----------    ---------
       Total assets.........................................    $ 43,599.9    $40,679.8
                                                                ==========    =========
Liabilities:
  Insurance and fee-based...................................    $ 28,761.8    $27,903.6
  Finance...................................................       4,473.9      3,580.1
  Corporate.................................................       4,633.1      3,021.9
  Eliminate intercompany accounts...........................      (1,639.4)      (423.6)
                                                                ----------    ---------
       Total liabilities....................................    $ 36,229.4    $34,082.0
                                                                ==========    =========

     This segment information is prepared in conformity with Financial Accounting Standards Board Statement No. 131 "Disclosures about Segments of an Enterprise and Related Information" which we adopted in 1998. We restated certain previously reported segment information to comply with the new standard.

                         CONSECO, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

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

                                                      1ST QUARTER    2ND QUARTER    3RD QUARTER    4TH QUARTER
                                                      -----------    -----------    -----------    -----------
                                                            (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)
1998
  Revenues........................................     $1,984.8       $1,817.2       $1,921.7       $1,992.3
  Income (loss) before income taxes, minority
     interest and extraordinary charge............        420.6         (333.2)         474.2          484.1
  Net income (loss)...............................        214.6         (301.6)         270.5          283.6
  Net income (loss) per common share:
     Basic:
       Income (loss) before extraordinary
          charge..................................     $    .74       $  (1.02)      $    .90       $    .89
       Extraordinary charge.......................          .05            .04            .04             --
                                                       --------       --------       --------       --------
          Net income (loss).......................     $    .69       $   (.98)      $    .86       $    .89
                                                       ========       ========       ========       ========
     Diluted:
       Income (loss) before extraordinary
          charge..................................     $    .70       $  (1.02)      $    .85       $    .86
       Extraordinary charge.......................          .05            .04            .04             --
                                                       --------       --------       --------       --------
          Net income (loss).......................     $    .65       $   (.98)      $    .81       $    .86
                                                       ========       ========       ========       ========
1997
  Revenues........................................     $1,365.2       $1,676.8       $1,830.1       $1,974.3
  Income before income taxes, minority interest
     and extraordinary charge.....................        342.5          404.7          465.2          273.3
  Net income......................................        202.7          238.1          271.5          154.1
  Net income per common share:
     Basic:
       Income before extraordinary charge.........     $    .63       $    .76       $    .86       $    .49
       Extraordinary charge.......................          .01            .01             --             --
                                                       --------       --------       --------       --------
          Net income..............................     $    .62       $    .75       $    .86       $    .49
                                                       ========       ========       ========       ========
  Diluted:
     Income before extraordinary charge...........     $    .58       $    .70       $    .80       $    .45
     Extraordinary charge.........................          .01            .01             --             --
                                                       --------       --------       --------       --------
       Net income.................................     $    .57       $    .69       $    .80       $    .45
                                                       ========       ========       ========       ========

     Our quarterly results of operations are based on numerous estimates, principally related to policy reserves, amortization of cost of policies purchased, amortization of cost of policies produced, valuation of the interest-only securities and income taxes. We revise all such estimates each quarter and we ultimately adjust them to year-end amounts. When we determine that revisions are necessary, we report them as part of operations in the current quarter.

     We have restated amounts previously reported for the second quarter of 1998 to reflect a correction to the impairment charge we previously reported. This change increased the previously reported net loss by $19.5 million ($.06 per diluted share).

ITEM 9. DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

     The information required by Part III is hereby incorporated by reference from the Registrant's definitive proxy statement to be filed with the Commission pursuant to Regulation 14A within 120 days after December 31, 1998 except that the information required by Item 10 regarding Executive Officers is included herein under a separate caption at the end of Part I.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

     (a) 1. Financial Statements. See Index to Consolidated Financial Statements on page 52 for a list of financial statements included in this Report.

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

        3. Exhibits. See Exhibit Index immediately preceding the Exhibits filed with this report

     (b) Reports on Form 8-K

        A report on Form 8-K dated October 8, 1998, was filed with the Commission to report under Item 5, the public offering by Conseco Financing Trust VI of 9.2 million 9.0% Trust Originated Preferred Securities, including over-allotments of 1.2 million securities.

        A report on Form 8-K dated December 18, 1998, was filed with the Commission to report under Item 5, the completion of the offering of $150.0 million of 7.875 percent Notes due December 15, 2000.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 30th day of March, 1999.

                                          CONSECO, INC.

                                          By:    /s/ STEPHEN C. HILBERT

                                            ------------------------------------
                                            Stephen C. Hilbert, President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

                  SIGNATURE                                TITLE (CAPACITY)                 DATE
                  ---------                                ----------------                 ----
           /s/ STEPHEN C. HILBERT                Chairman of the Board, President and  March 30, 1999
---------------------------------------------      Director (Principal Executive
             Stephen C. Hilbert                    Officer)

             /s/ ROLLIN M. DICK                  Executive Vice President and          March 30, 1999
---------------------------------------------      Director (Principal Financial
               Rollin M. Dick                      Officer)

             /s/ JAMES S. ADAMS                  Senior Vice President and Treasurer   March 30, 1999
---------------------------------------------      (Principal Accounting Officer)
               James S. Adams

             /s/ NGAIRE E. CUNEO                 Director                              March 30, 1999
---------------------------------------------
               Ngaire E. Cuneo

            /s/ LAWRENCE M. COSS                 Director                              March 30, 1999
---------------------------------------------
              Lawrence M. Coss

            /s/ DAVID R. DECATUR                 Director                              March 30, 1999
---------------------------------------------
              David R. Decatur

           /s/ DONALD F. GONGAWARE               Director                              March 30, 1999
---------------------------------------------
             Donald F. Gongaware

            /s/ M. PHIL HATHAWAY                 Director                              March 30, 1999
---------------------------------------------
              M. Phil Hathaway

             /s/ JAMES D. MASSEY                 Director                              March 30, 1999
---------------------------------------------
               James D. Massey

          /s/ DENNIS E. MURRAY, SR.              Director                              March 30, 1999
---------------------------------------------
            Dennis E. Murray, Sr.

              /s/ JOHN M. MUTZ                   Director                              March 30, 1999
---------------------------------------------
                John M. Mutz

           /s/ ROBERT S. NICKOLOFF               Director                              March 30, 1999
---------------------------------------------
             Robert S. Nickoloff

                       REPORT OF INDEPENDENT ACCOUNTANTS
                        ON FINANCIAL STATEMENT SCHEDULES

To the Shareholders and
Board of Directors
Conseco, Inc.

     Our report on the consolidated financial statements of Conseco, Inc. and Subsidiaries is included on page 54 of this Form 10-K. In connection with our audits of such financial statements, we have also audited the related financial statement schedules listed in the index on page 93 of this Form 10-K.

     In our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.

                                          PricewaterhouseCoopers LLP

Indianapolis, Indiana
March 30, 1999

                         CONSECO, INC. AND SUBSIDIARIES

                                  SCHEDULE II

         CONDENSED FINANCIAL INFORMATION OF REGISTRANT (PARENT COMPANY)
                                 BALANCE SHEET
                        AS OF DECEMBER 31, 1998 AND 1997
                             (DOLLARS IN MILLIONS)

                                     ASSETS

                                                                  1998         1997
                                                                  ----         ----
Short-term investments......................................    $    19.7    $   17.4
Actively managed fixed maturities...........................         45.4        12.9
Equity securities...........................................         13.8        14.0
Other invested assets.......................................        186.6       128.1
Investment in wholly owned subsidiaries (eliminated in
  consolidation)............................................     10,008.4     8,058.4
Receivable from subsidiaries (eliminated in
  consolidation)............................................      1,426.5       949.9
Income taxes................................................        269.8       207.1
Other assets................................................         33.4       231.9
                                                                ---------    --------
          Total assets......................................    $12,003.6    $9,619.7
                                                                =========    ========
           LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
  Notes payable and commercial paper........................    $ 2,932.2    $2,354.9
  Notes and other payables due to subsidiaries (eliminated
     in consolidation)......................................      1,639.4       423.6
  Other liabilities.........................................         61.5       243.4
                                                                ---------    --------
          Total liabilities.................................      4,633.1     3,021.9
                                                                ---------    --------
Company-obligated mandatorily redeemable preferred
  securities of subsidiary trusts...........................      2,096.9     1,383.9
Shareholders' equity:
  Preferred stock...........................................        105.5       115.8
  Common stock and additional paid-in capital (no par value,
     1,000,000,000 shares authorized, shares issued and
     outstanding: 1998 -- 315,843,609, 1997 --
     310,011,669)...........................................      2,736.5     2,619.8
  Accumulated other comprehensive income:
     Unrealized appreciation (depreciation) of fixed
      maturity securities...................................        (11.9)      177.2
     Unrealized appreciation (depreciation) of other
      investments...........................................        (12.1)       26.6
     Minimum pension liability adjustment...................         (4.4)       (3.2)
  Retained earnings.........................................      2,460.0     2,277.7
                                                                ---------    --------
          Total shareholders' equity........................      5,273.6     5,213.9
                                                                ---------    --------
          Total liabilities and shareholders' equity........    $12,003.6    $9,619.7
                                                                =========    ========

                   The accompanying note is an integral part
                    of the condensed financial information.

                         CONSECO, INC. AND SUBSIDIARIES

                                  SCHEDULE II
         CONDENSED FINANCIAL INFORMATION OF REGISTRANT (PARENT COMPANY)
                            STATEMENT OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                             (DOLLARS IN MILLIONS)

                                                                 1998      1997      1996
                                                                 ----      ----      ----
Revenues:
  Net investment income.....................................    $ 74.3    $ 46.5    $  5.5
  Dividends from subsidiaries (eliminated in
     consolidation).........................................     173.4     185.2     146.9
  Fee and interest income from subsidiaries (eliminated in
     consolidation).........................................     111.0      93.9      30.9
  Net investment gains (losses).............................     (15.3)       --      30.1
  Other income..............................................      14.5       2.5       1.1
                                                                ------    ------    ------
       Total revenues.......................................     357.9     328.1     214.5
                                                                ------    ------    ------
Expenses:
  Interest expense on notes payable.........................     165.4     109.4      69.2
  Intercompany expenses (eliminated in consolidation).......      47.0      31.2       7.2
  Operating costs and expenses..............................      22.1      24.4      10.2
                                                                ------    ------    ------
       Total expenses.......................................     234.5     165.0      86.6
                                                                ------    ------    ------
       Income before income taxes, equity in undistributed
        earnings of subsidiaries, distributions on
        Company-obligated mandatorily redeemable preferred
        securities of subsidiary trusts and extraordinary
        charge..............................................     123.4     163.1     127.9
Income tax expense (benefit)................................      18.9      (5.5)      1.2
                                                                ------    ------    ------
       Income before equity in undistributed earnings of
        subsidiaries, distributions on Company-obligated
        mandatorily redeemable preferred securities of
        subsidiary trusts and extraordinary charge..........     104.5     168.6     126.7
Equity in undistributed earnings of subsidiaries (eliminated
  in consolidation).........................................     495.6     753.7     355.6
                                                                ------    ------    ------
       Income before distributions on Company-obligated
        mandatorily redeemable preferred securities of
        subsidiary trusts and extraordinary charge..........     600.1     922.3     482.3
Distributions on Company-obligated mandatorily redeemable
  preferred securities of subsidiary trusts.................      90.4      49.0       3.6
                                                                ------    ------    ------
       Income before extraordinary charge...................     509.7     873.3     478.7
Extraordinary charge on extinguishment of debt, net of
  tax.......................................................      42.6       6.9      26.5
                                                                ------    ------    ------
       Net income...........................................     467.1     866.4     452.2
Less amounts applicable to preferred stock:
  Charge related to induced conversions.....................        --      13.2        --
  Preferred stock dividends.................................       7.8       8.7      27.4
                                                                ------    ------    ------
       Earnings applicable to common stock..................    $459.3    $844.5    $424.8
                                                                ======    ======    ======

      The accompanying note is an integral part of the condensed financial information.

                         CONSECO, INC. AND SUBSIDIARIES

                                  SCHEDULE II
         CONDENSED FINANCIAL INFORMATION OF REGISTRANT (PARENT COMPANY)
                            STATEMENT OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                             (DOLLARS IN MILLIONS)

                                                                  1998         1997         1996
                                                                  ----         ----         ----
Cash flows from operating activities:
  Net income................................................    $   467.1    $   866.4    $   452.2
  Adjustments to reconcile net income to net cash provided
     by operating activities:
       Equity in undistributed earnings of consolidated
          subsidiaries*.....................................       (495.6)      (753.7)      (355.6)
       Net investment (gains) losses........................         15.3           --        (30.1)
       Income taxes.........................................        (79.7)       (62.0)        (3.2)
       Extraordinary charge on extinguishment of debt.......         65.3         10.6         36.9
       Distributions on Company-obligated mandatorily
          redeemable preferred securities of subsidiary
          trusts............................................        137.5         75.4          5.5
       Other................................................         53.1         20.2        (21.4)
                                                                ---------    ---------    ---------
          Net cash provided by operating activities.........        163.0        156.9         84.3
                                                                ---------    ---------    ---------
Cash flows from investing activities:
  Sales and maturities of investments.......................         68.8         70.0         45.0
  Investments in consolidated subsidiaries *................     (1,176.8)      (884.1)      (196.5)
  Purchases of investments..................................        (72.4)      (143.3)       (66.0)
  Cash held by subsidiaries prior to acquisition............           --          4.1         38.9
  Payments from subsidiaries*...............................         63.7         72.9         36.5
                                                                ---------    ---------    ---------
          Net cash used by investing activities.............     (1,116.7)      (880.4)      (142.1)
                                                                ---------    ---------    ---------
Cash flows from financing activities:
  Issuance of shares related to stock options and employee
     benefit plans..........................................        121.3         57.4         26.7
  Issuance of convertible preferred stock...................           --           --        257.7
  Issuance of Company-obligated mandatorily redeemable
     preferred securities of subsidiary trusts..............        710.8        780.4        587.7
  Issuance of notes payable and commercial paper............      4,122.0      3,025.2        856.0
  Payments on notes payable.................................     (3,401.1)    (2,217.7)    (1,467.2)
  Payments to repurchase equity securities of Conseco.......       (257.4)      (738.6)       (21.5)
  Charge related to induced conversion of convertible
     preferred stock........................................           --        (13.2)          --
  Dividends paid............................................       (152.0)      (108.0)       (70.3)
  Dividends to subsidiaries*................................        (56.7)       (53.8)       (38.1)
  Distributions on Company-obligated mandatorily redeemable
     preferred securities of subsidiary trusts..............       (130.9)       (65.7)        (2.9)
                                                                ---------    ---------    ---------
          Net cash provided by financing activities.........        956.0        666.0        128.1
                                                                ---------    ---------    ---------
          Net increase (decrease) in short-term
            investments.....................................          2.3        (57.5)        70.3
Short term investments, beginning of year...................         17.4         74.9          4.6
                                                                ---------    ---------    ---------
Short term investments, end of year.........................    $    19.7    $    17.4    $    74.9
                                                                =========    =========    =========

-------------------------
* Eliminated in consolidation

      The accompanying note is an integral part of the condensed financial information.

                         CONSECO, INC. AND SUBSIDIARIES

                                  SCHEDULE II

                    NOTE TO CONDENSED FINANCIAL INFORMATION

     BASIS OF PRESENTATION

     The condensed financial information should be read in conjunction with the consolidated financial statements of Conseco, Inc. The condensed financial information includes the accounts and activity of the parent company and its wholly owned non-insurance subsidiaries which act as the holding companies for the Company's life insurance subsidiaries.

                         CONSECO, INC. AND SUBSIDIARIES

                                  SCHEDULE IV

                                  REINSURANCE
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                             (DOLLARS IN MILLIONS)

                                                                1998          1997          1996
                                                                ----          ----          ----
Life insurance in force:
  Direct.................................................    $132,546.5    $136,711.4    $ 98,835.5
  Assumed................................................       1,992.7       4,198.7       3,659.3
  Ceded..................................................     (30,768.1)    (36,765.6)    (22,345.3)
                                                             ----------    ----------    ----------
     Net insurance in force..............................    $103,771.1    $104,144.5    $ 80,149.5
                                                             ==========    ==========    ==========
     Percentage of assumed to net........................           1.9%          4.0%          4.6%
                                                             ==========    ==========    ==========
Premiums recorded as revenue for generally accepted
  accounting principles:
  Direct.................................................    $  3,633.3    $  3,162.8    $  1,632.3
  Assumed................................................         316.0         290.3          65.8
  Ceded..................................................        (541.3)       (499.0)       (313.8)
                                                             ----------    ----------    ----------
     Net premiums........................................    $  3,408.0    $  2,954.1    $  1,384.3
                                                             ==========    ==========    ==========
     Percentage of assumed to net........................           9.3%          9.8%          4.8%
                                                             ==========    ==========    ==========

                                  EXHIBIT INDEX
                           Annual Report on Form 10-K
                                of Conseco, Inc.

Exhibit
  No.                                   Document


 2.10 Agreement and Plan of Merger dated as of April 6, 1998, as amended, among the Registrant, Marble Acquisition Corp. and Green Tree (composite conformed copy) was included as Annex A to the Joint Proxy Statement - Prospectus of Conseco, Inc. contained within the Registration Statement on Form S-4 (File No. 333-51123), and is incorporated herein by this reference.

 3.1 Amended and Restated Articles of Incorporation of the Registrant were filed with the Commission as Exhibit 3.1 to the Registrant's Annual Report on Form 10-K for 1997, and are incorporated herein by this reference.

 3.2 Amended and Restated By-Laws of the Registrant were filed with the Commission as Exhibit 3.2 to the Registrant's Report on Form 10-Q for the quarter ended June 30, 1998, and are incorporated herein by this reference.

 4.8 Indenture dated as of February 18, 1993, between the Registrant and Shawmut Bank Connecticut, National Association (to which State Street Bank and Trust Company is successor), as Trustee, for the 8 1/8 percent Senior Notes due 2003, was filed with the Commission as Exhibit 4.8 to the Registrant's Annual Report on Form 10-K for 1992, and is incorporated herein by this reference.

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

 4.22.2 6.4% Note due February 10, 2003 issued under the Senior Indenture (one of several identical notes aggregating $250 million) was filed with the Commission as Exhibit 4.22.2 to the Registrant's Annual Report on Form 10-K for 1997 and is incorporated herein by this reference.

 4.22.3 6.8% Note due June 15, 2005 issued under the Senior Indenture (one of several identical notes aggregating $250 million) was filed with the Commission as Exhibit 4.22.3 to the Registrant's Report on Form 8-K dated June 4, 1998, and is incorporated herein by this reference.

 4.22.4 6.4% MandatOry Par Put Remarketed Securities Note due June 15, 2011 issued under the Senior Indenture (one of several identical notes aggregating $550 million) was filed with the Commission as Exhibit 4.22.4 to the Registrant's Report on Form 8-K dated June 4, 1998, and is incorporated herein by this reference.

 4.22.5 7 7/8% Note due December 15, 2000 issued under the Senior Indenture was filed with the Commission as Exhibit 4.22.5 to the Registrant's Report on Form 8-K dated December 18, 1998, and is incorporated herein by this reference.

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

 4.25 Indenture dated as of March 15, 1992 relating to $287,500,000 of 10 1/4% Senior Subordinated Notes due June 1, 2002 of Green Tree was filed with the Commission as an exhibit to Green Tree's Registration Statement on Form S-4 (File No. 33-42249), and is incorporated herein by this reference.

Exhibit
  No.                                   Document


 4.26.1 Fourth Supplemental Indenture dated as of August 24, 1998, between the Registrant and State Street Bank and Trust Company, as Trustee, was filed with the Commission as Exhibit
                  4.25.1 to the Registrant's Report on Form 8-K dated August 24, 1998, and is incorporated herein by this reference.

 4.26.2 8.70% Subordinated Deferrable Interest Debenture due 2028 was filed with the Commission as Exhibit 4.25.2 to the Registrant's Report on Form 8-K dated August 24, 1998, and is incorporated herein by this reference.

 4.26.3 Amended and Restated Declaration of Trust of Conseco Financing Trust V, dated as of August 24, 1998, among Conseco, Inc., as sponsor, the Trustees named therein and the holders from time to time of undivided beneficial interests in the assets of Conseco Financing Trust V was filed with the Commission as
                  Exhibit 4.25.3 to the Registrant's Report on Form 8-K dated August 24, 1998, and is incorporated herein by this reference.

 4.26.4 Global Certificate for Preferred Securities of Conseco Financing Trust was filed with the Commission as Exhibit
                  4.25.4 to the Registrant's Report on Form 8-K dated August 24, 1998, and is incorporated herein by this reference.

 4.26.5 Preferred Securities Guarantee Agreement, dated as of August 24, 1998, between Conseco, Inc. and State Street Bank and Trust Company was filed with the Commission as Exhibit 4.25.5 to the Registrant's Report on Form 8-K dated August 24, 1998, and is incorporated herein by this reference.

 4.27.1 Fifth Supplemental Indenture, dated as of October 14, 1998, between Conseco, Inc. and State Street Bank and Trust Company, as Trustee, was filed with the Commission as Exhibit 4.26.1 to the Registrant's Report on Form 8-K dated October 8, 1998, and is incorporated herein by this reference.

 4.27.2 9% Subordinated Deferrable Interest Debenture due 2028 was filed with the Commission as Exhibit 4.26.2 to the Registrant's Report on Form 8-K dated October 8, 1998, and is incorporated herein by this reference.

 4.27.3 Amended and Restated Declaration of Trust of Conseco Financing Trust VI, dated as of October 14, 1998, among Conseco, Inc., as sponsor, the Trustees named therein and the holders from time to time of undivided beneficial interests in the assets of Conseco Financing Trust VI was filed with the Commission as
                  Exhibit 4.26.3 to the Registrant's Report on Form 8-K dated October 8, 1998, and is incorporated herein by this reference.

 4.27.4 Global certificate for Preferred Securities of Conseco Financing Trust VI was filed with the Commission as Exhibit
                  4.26.4 to the Registrant's Report on Form 8-K dated October 8, 1998, and is incorporated herein by this reference.

 4.27.5 Preferred Securities Guarantee Agreement, dated as of October 14, 1998, between Conseco, Inc. and State Street Bank and Trust Company was filed with the Commission as Exhibit 4.26.5 to the Registrant's Report on Form 8-K dated October 8, 1998, and is incorporated herein by this reference.

                  The Registrant agrees to furnish the Commission upon its request a copy of any instrument defining the rights of holders of long-term debt of the Company and its consolidated subsidiaries.

Exhibit
  No.                                   Document


 10.1.2 Employment Agreement dated March 31, 1998, between the Registrant and Stephen C. Hilbert was filed with the Commission as Exhibit 10.1.2 to the Registrant's Report on Form 10-Q for the quarter ended March 31, 1998, and is incorporated herein by this reference.

 10.1.3 Employment Agreement amended and restated as of May 14, 1998, between the Registrant and Rollin M. Dick was filed with the Commission as Exhibit 10.1.3(c) to the Registrant's Report on Form 10-Q for the quarter ended March 31, 1998, and is incorporated herein by this reference.

 10.1.9 Unsecured Promissory Note of Stephen C. Hilbert dated May 13, 1996 was filed with the Commission as Exhibit 10.1.9 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996, and is incorporated herein by this reference.

 10.1.10 Employment Agreement amended and restated as of May 14, 1998, between the Registrant and Ngaire E. Cuneo was filed with the Commission as Exhibit 10.1.10(c) to the Registrant's Report on Form 10-Q for the quarter ended March 31, 1998, and is incorporated herein by this reference.

Exhibit
  No.                                   Document


 10.1.11 Employment Agreement amended and restated as of May 14, 1998, between the Registrant and John J. Sabl was filed with the Commission as Exhibit 10.1.11(a) to the Registrant's Report on Form 10-Q for the quarter ended March 31, 1998, and is incorporated herein by this reference.

 10.1.12 Employment Agreement dated March 31, 1998 between the Registrant and Thomas J. Kilian was filed with the Commission as Exhibit 10.1.12 to the Registrant's Report on Form 10-Q for the quarter ended March 31, 1998, and is incorporated herein by this reference.

 10.1.13 Employment Agreement dated February 9, 1996 between Green Tree and Lawrence Coss and related Noncompetition agreement dated February 9, 1996, as amended by the Amendment Agreement dated April 6, 1998 were filed with the Commission as an exhibit to Green Tree's Registration Statement on Form S-3, and are incorporated herein by this reference.

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

 10.8.6 Conseco Performance-Based Compensation Plan for Executive Officers was filed with the Commission as Exhibit 10.8.15 to the Registrant's Report on Form 10-Q for the quarter ended March 31, 1998, and is incorporated herein by this reference.

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

 10.8.11 Amended and Restated Director, Officer and Key Employee Stock Purchase Plan of Conseco was filed with the Commission as
                  Exhibit 10.8.11 to the Registrant's Report on Form 10-Q for the quarter ended September 30, 1998, and is incorporated herein by this reference.

 10.8.12 Guaranty regarding Director, Officer and Key Employee Stock Purchase Plan was filed with the Commission as Exhibit 10.8.12 to the Registrant's Report on Form 10-Q for the quarter ended June 30, 1996, and is incorporated herein by this reference.

*10.8.13 Form of Promissory Note payable to the Registrant relating to the Registrant's Director, Officer and Key Employee Stock Purchase Plan.

 10.8.14 Conseco, Inc. Amended And Restated 1997 Non-qualified Stock Option Plan was filed with the Commission as Exhibit 10.8.14 to the Registrant's Annual Report on Form 10-K for 1997, and is incorporated herein by this reference.

Exhibit
  No.                                   Document

 10.8.15 Green Tree Financial Corporation 1987 Stock Option Plan was filed with the Commission as an exhibit to Green Tree's Registration Statement on Form S-4 (File No. 33-42249) and is incorporated herein by this reference.

 10.8.16 Green Tree Financial Corporation Key Executive Stock Bonus Plan was filed with the Commission as an exhibit to Green Tree's Registration Statement on Form S-4 (File No. 33-42249) and is incorporated herein by this reference.

 10.8.17 Green Tree Financial Corporation Restated 1992 Supplemental Stock Option Plan was filed with the Commission as Exhibit
                  10.8.17 to the Registrant's Report on Form 10-Q for the quarter ended June 30, 1992, and is incorporated herein by this reference.

 10.8.18 Green Tree Financial Corporation Chief Executive Cash Bonus and Stock Option Plan and related Stock Option Agreement dated February 9, 1996 were filed with the Commission as an exhibit to Green Tree's Report on Form 10-Q for the quarter ended June 30, 1996, and are incorporated herein by this reference.

 10.8.19 Green Tree Financial Corporation 1996 restated Supplemental Pension Plan dated May 15, 1996 was filed with the Commission as an exhibit to Green Tree's Annual Report on Form 10-K for 1997, and is incorporated herein by this reference.

 *10.8.20 Retention Agreement dated as of July 1, 1998 between Green Tree Financial Corporation and Bruce A. Crittenden.

 *10.38 Split-Dollar Agreement dated December 18, 1998 among the Registrant, Rollin M. Dick and Lawrence E. Dick, Trustee.

 *10.39 Split-Dollar Agreement dated December 18, 1998 among the Registrant, Stephen C. Hilbert and Rollin M. Dick, Trustee.

 *10.40 Split-Dollar Agreement dated December 18, 1998 among the Registrant, Stephen C. Hilbert and Rollin M. Dick, Trustee.

 *10.41           Split-Dollar Agreement among the Registrant, Stephen C.
                  Hilbert and Rollin M. Dick, Trustee.

 *10.42           Split-Dollar Agreement among the Registrant, Stephen C.
                  Hilbert and Rollin M. Dick, Trustee.

 *12.1 Computation of Ratio of Earnings to Fixed Charges, Preferred Dividends and Distributions on Company-Obligated Mandatorily Redeemable Preferred Securities of Subsidiary Trusts.

 *21              List of Subsidiaries.

 *23.1 Consent of PricewaterhouseCoopers LLP with respect to the financial statements of Conseco, Inc.

 *23.2 Consent of KPMG Peat Marwick LLP with respect to the financial statements of Green Tree Financial
                  Corporation.

 *27              Financial data schedule for Conseco, Inc. dated December 31,
                  1998.

 *99 Report of KPMG Peat Marwick LLP with respect to historical financial statements of Green Tree Financial Corporation.

                  *Filed herewith

Exhibit
  No.                                   Document

Compensation Plans and Arrangements

 10.1.2 Employment Agreement dated March 31, 1998, between the Registrant and Stephen C. Hilbert.

 10.1.3 Employment Agreement amended and restated as of May 14, 1998, between the Registrant and Rollin M. Dick.

 10.1.9           Unsecured Promissory Note of Stephen C. Hilbert.

 10.1.10 Employment Agreement amended and restated as of May 14, 1998, between the Registrant and Ngaire E. Cuneo.

 10.1.11 Employment Agreement amended and restated as of May 14, 1998, between the Registrant and John J. Sabl.

 10.1.12 Employment Agreement dated March 31, 1998 between the Registrant and Thomas J. Kilian.

 10.1.13 Employment Agreement dated February 9, 1996 between Green Tree and Lawrence Coss and related Noncompetition Agreement dated February 9, 1996, as amended by Amendment Agreement dated April 6, 1998.

 10.8             The Registrant's Stock Option Plan; Amendment No. 1 thereto;
                  Amendment No. 2 thereto; Amendment No. 3 thereto; Amendment No. 4 thereto; and Amendment No. 5 thereto.

 10.8.3           The Registrant's Cash Bonus Plan.

 10.8.4 Amended and Restated Conseco Stock Bonus and Deferred Compensation Program.

 10.8.6 Conseco Performance - Based Compensation Plan for Executive officers.

 10.8.7           Conseco, Inc. Amended and Restated Deferred Compensation Plan.

 10.8.8 Amendment to the Amended and Restated Conseco Stock Bonus and Deferred Compensation Program.

 10.8.9           Conseco 1994 Stock and Incentive Plan.

 10.8.10 Amendment No. 2 to the Amended and Restated Stock Bonus and Deferred Compensation Program.

 10.8.11 Amended and Restated Director, Officer and Key Employee Stock Purchase Plan.

 10.8.12 Guaranty regarding Director, Officer and Key Employee Stock Purchase Plan.

*10.8.13 Form of Promissory Note Payable to the Registrant relating to the Registrant's Director, Officer and Key Employee Stock Purchase Plan.

 10.8.14          Conseco, Inc. Amended and Restated 1997 Non-qualified Stock
                  Option Plan.

Exhibit
  No.                                   Document


 10.8.15          Green Tree Financial Corporation 1987 Stock Option Plan.

 10.8.16          Green Tree Financial Corporation Key Executive Stock Bonus
                  Plan.

 10.8.17 Green Tree Financial Corporation Restated 1992 Supplemental Stock Option Plan.

 10.8.18 Green Tree Financial Corporation Chief Executive Cash Bonus and Stock Option Plan and related Stock Option Agreement.

 10.8.19 Green Tree Financial Corporation 1996 restated Supplemental Pension Plan dated May 15, 1996.

*10.8.20 Retention Agreement dated as of July 1, 1998 between Green Tree Financial Corporation and Bruce A. Crittenden.

*10.38 Split-Dollar Agreement dated December 18, 1998 among the Registrant, Rollin M. Dick and Lawrence E. Dick, Trustee.

*10.39 Split-Dollar Agreement dated December 18, 1998 among the Registrant, Stephen C. Hilbert and Rollin M. Dick, Trustee.

*10.40 Split-Dollar Agreement dated December 18, 1998 among the Registrant, Stephen C. Hilbert and Rollin M. Dick, Trustee.

*10.41            Split-Dollar Agreement among the Registrant, Stephen C.
                  Hilbert and Rollin M. Dick, Trustee.

*10.42            Split-Dollar Agreement among the Registrant, Stephen C.
                  Hilbert and Rollin M. Dick, Trustee.