Form 10-Q
period 1999-03-31
CONSECO INC
filed 1999-05-14
CIK 719241

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

       [ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1999

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


    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [ X ] No [ ]


      Shares of common stock outstanding as of April 30, 1999: 323,515,110


                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                         CONSECO, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                              (Dollars in millions)

                                     ASSETS


                                                                                                 March 31,     December 31,
                                                                                                   1999            1998
                                                                                                   ----            ----
                                                                                                (unaudited)

Investments:
   Actively managed fixed maturities at fair value (amortized cost: 1999 - $22,994.6;
     1998 - $21,848.3)........................................................................   $22,591.9      $21,827.3
   Interest-only securities at fair value (amortized cost: 1999 - $1,399.5; 1998 - $1,313.6)..     1,369.5        1,305.4
   Equity securities at fair value (cost: 1999 - $424.0; 1998 - $373.0).......................       427.7          376.4
   Mortgage loans.............................................................................     1,197.0        1,130.2
   Policy loans...............................................................................       680.7          685.6
   Other invested assets .....................................................................     1,047.5        1,259.8
   Short-term investments.....................................................................     1,198.1        1,704.7
   Assets held in separate accounts...........................................................       997.5          899.4
                                                                                                 ---------      ---------

       Total investments......................................................................    29,509.9       29,188.8

Accrued investment income.....................................................................       422.5          383.8
Finance receivables...........................................................................     3,926.4        3,299.5
Cost of policies purchased....................................................................     2,423.2        2,425.2
Cost of policies produced.....................................................................     1,598.7        1,453.9
Reinsurance receivables.......................................................................       836.9          734.8
Goodwill......................................................................................     3,932.7        3,960.2
Cash held in segregated accounts for investors................................................       895.8          843.7
Other assets..................................................................................     1,440.2        1,310.0
                                                                                                 ---------      ---------

       Total assets...........................................................................   $44,986.3      $43,599.9
                                                                                                 =========      =========

                            (continued on next page)















               The accompanying notes are an integral part of the
                       consolidated financial statements.



                         CONSECO, INC. AND SUBSIDIARIES

                      CONSOLIDATED BALANCE SHEET, continued
                              (Dollars in millions)

                      LIABILITIES AND SHAREHOLDERS' EQUITY


                                                                                                 March 31,     December 31,
                                                                                                   1999            1998
                                                                                                   ----            ----
                                                                                                (unaudited)
Liabilities:
   Liabilities for insurance and asset accumulation products:
     Interest-sensitive products..............................................................   $17,280.9      $17,229.4
     Traditional products.....................................................................     6,465.8        6,391.6
     Claims payable and other policyholder funds..............................................     1,451.1        1,491.5
     Unearned premiums........................................................................       389.9          376.6
     Liabilities related to separate accounts.................................................       997.5          899.4
     Liabilities related to deposit products..................................................       684.7          541.7
   Investor payables..........................................................................       895.8          843.7
   Other liabilities..........................................................................     2,164.7        1,980.7
   Income tax liabilities.....................................................................       258.3          197.1
   Investment borrowings......................................................................     1,212.3          956.2
   Notes payable and commercial paper:
     Corporate................................................................................     3,076.8        2,932.2
     Finance..................................................................................     2,684.2        2,389.3
                                                                                                 ---------      ---------

         Total liabilities....................................................................    37,562.0       36,229.4
                                                                                                 ---------      ---------

Minority interest:
   Company-obligated mandatorily redeemable preferred securities
     of subsidiary trusts.....................................................................     2,098.6        2,096.9

Shareholders' equity:
   Preferred stock............................................................................         -            105.5
   Common stock and additional paid-in capital (no par value, 1,000,000,000 shares authorized, shares issued and outstanding: 1999 - 323,461,956;
     1998 - 315,843,609)......................................................................     2,846.9        2,736.5
   Accumulated other comprehensive loss:
     Unrealized depreciation of fixed maturity securities (net of applicable
       deferred income taxes:  1999 - $(110.8); 1998 - $(6.4))................................      (204.6)         (11.9)
     Unrealized depreciation of other investments (net of applicable deferred
       income taxes:  1999 - $(15.9); 1998 - $(7.2))..........................................       (27.9)         (12.1)
     Minimum pension liability adjustment (net of applicable deferred income taxes:
       1998 - $(2.7)).........................................................................         -             (4.4)
   Retained earnings..........................................................................     2,711.3        2,460.0
                                                                                                 ---------      ---------

         Total shareholders' equity...........................................................     5,325.7        5,273.6
                                                                                                 ---------      ---------

         Total liabilities and shareholders' equity...........................................   $44,986.3      $43,599.9
                                                                                                 =========      =========







               The accompanying notes are an integral part of the
                       consolidated financial statements.

                         CONSECO, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF OPERATIONS
                 (Dollars in millions except per share amounts)
                                   (unaudited)
                                                                                                          Three months ended
                                                                                                               March 31,
                                                                                                          ------------------
                                                                                                          1999         1998
                                                                                                          ----         ----
Revenues:
   Insurance policy income.........................................................................    $1,007.4      $   990.1
   Net investment income...........................................................................       646.4          666.8
   Gain on sale of finance receivables.............................................................       199.8          143.7
   Net investment gains............................................................................         1.0          104.8
   Fee revenue and other income....................................................................       111.3           79.4
                                                                                                       --------      ---------

       Total revenues..............................................................................     1,965.9        1,984.8
                                                                                                       --------      ---------

Benefits and expenses:
   Insurance policy benefits.......................................................................       889.7          954.4
   Interest expense................................................................................       110.6          106.4
   Amortization....................................................................................       151.4          203.5
   Other operating costs and expenses..............................................................       306.7          299.9
                                                                                                       --------      ---------

       Total benefits and expenses.................................................................     1,458.4        1,564.2
                                                                                                       --------      ---------

       Income before income taxes, minority interest and extraordinary charge .....................       507.5          420.6

Income tax expense.................................................................................       180.2          170.2
                                                                                                       --------      ---------

       Income before minority interest and extraordinary charge ...................................       327.3          250.4

Minority interest - distributions on Company-obligated mandatorily redeemable preferred
   securities of subsidiary trusts, net of income taxes............................................        30.2           19.4
                                                                                                       --------      ---------

       Income before extraordinary charge .........................................................       297.1          231.0

Extraordinary charge on extinguishment of debt, net of income taxes ...............................           -           16.4
                                                                                                       --------      ---------

       Net income..................................................................................       297.1          214.6

Less preferred stock dividends.....................................................................         0.6            2.0
                                                                                                       --------      ---------

       Net income applicable to common stock.......................................................    $  296.5      $   212.6
                                                                                                       ========      =========

Earnings per common share:
   Basic:
     Weighted average shares outstanding........................................................... 320,645,000    308,969,200
     Net income before extraordinary charge........................................................       $ .92          $ .74
     Extraordinary charge..........................................................................         -             (.05)
                                                                                                          -----          -----

       Net income..................................................................................       $ .92          $ .69
                                                                                                          =====          =====

   Diluted:
     Weighted average shares outstanding........................................................... 331,108,600    332,409,400
     Net income before extraordinary charge........................................................       $ .90          $ .70
     Extraordinary charge..........................................................................         -             (.05)
                                                                                                          -----          -----

       Net income..................................................................................       $ .90          $ .65
                                                                                                          =====          =====

               The accompanying notes are an integral part of the
                       consolidated financial statements.


                         CONSECO, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                              (Dollars in millions)
                                   (unaudited)
                                                                               Common stock     Accumulated other
                                                                 Preferred    and additional      comprehensive      Retained
                                                          Total    stock      paid-in capital     income (loss)      earnings
                                                          -----    -----      ---------------     -------------      --------
Balance, January 1, 1999...............................$5,273.6    $105.5       $2,736.5          $  (28.4)          $2,460.0

   Comprehensive income, net of tax:
     Net income........................................   297.1                                                         297.1
     Change in unrealized appreciation (depreciation)
       of actively managed fixed maturity investments
       (net of applicable income tax benefit of
       $104.4).........................................  (192.7)      -              -              (192.7)               -
     Change in unrealized appreciation (depreciation)
       of other investments (net of applicable income
       tax benefit of $8.7)............................   (15.8)      -              -               (15.8)               -
     Change in minimum pension liability adjustment
       (net of applicable income tax expense
       of $2.7)........................................     4.4       -              -                 4.4                -
                                                       --------

         Total comprehensive income....................    93.0

   Issuance of shares for stock options and for
     employee benefit plans............................    69.9       -             69.9               -                  -
   Tax benefit related to issuance of shares under
     stock option plans................................    24.2       -             24.2               -                  -
   Conversion of preferred stock into common shares....     -      (105.5)         105.5               -                  -
   Cost of shares acquired.............................   (89.2)      -            (89.2)              -                  -
   Dividends on common stock...........................   (45.2)      -              -                 -                (45.2)
   Dividends on preferred stock........................     (.6)      -              -                 -                  (.6)
                                                       --------    ------       --------          --------           --------

Balance, March 31, 1999................................$5,325.7    $   -        $2,846.9           $(232.5)          $2,711.3
                                                       ========    =======      ========           =======           ========


Balance, January 1, 1998...............................$5,213.9    $115.8       $2,619.8           $ 200.6           $2,277.7

   Comprehensive income, net of tax:
     Net income........................................   214.6       -              -                 -                214.6
     Change in unrealized appreciation (depreciation)
       of actively managed fixed maturity investments
       (net of applicable income tax benefit of $9.8)..   (18.2)      -              -               (18.2)               -
     Change in unrealized appreciation (depreciation)
       of other investments (net of applicable income
       tax benefit of $9.6)............................   (14.7)      -              -               (14.7)               -
                                                       --------

         Total comprehensive income....................   181.7

   Issuance of shares for stock options and for
     employee benefit plans............................    70.7       -             70.7               -                  -
   Tax benefit related to issuance of shares under
     stock option plans................................    38.1       -             38.1               -                  -
   Issuance of warrants in conjunction with
     financing transaction.............................     7.7       -              7.7               -                  -
   Cost of shares acquired.............................  (233.8)      -           (115.3)              -               (118.5)
   Dividends on common stock...........................   (35.1)      -              -                 -                (35.1)
   Dividends on preferred stock........................    (2.0)      -              -                 -                 (2.0)
                                                       ---------   ------       --------          --------           --------

Balance, March 31, 1998................................$5,241.2    $115.8       $2,621.0          $  167.7           $2,336.7
                                                       ========    ======       ========          ========           ========

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                         CONSECO, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                              (Dollars in millions)
                                   (unaudited)
                                                                                                    Three months ended
                                                                                                          March 31,
                                                                                                   ----------------------
                                                                                                   1999              1998
                                                                                                   ----              ----
Cash flows from operating activities:
   Net income...............................................................................    $   297.1         $  214.6
   Adjustments to reconcile net income to net cash provided by operating activities:
     Gain on sale of finance receivables....................................................       (199.8)          (143.7)
     Points and origination fees received...................................................        110.5             53.0
     Interest-only securities investment income.............................................        (43.7)           (33.4)
     Cash received from interest-only securities............................................        123.5             68.0
     Servicing income.......................................................................        (39.3)           (33.1)
     Cash received from servicing activities................................................         41.7             35.1
     Amortization and depreciation..........................................................        165.2            218.2
     Income taxes...........................................................................        135.0             61.4
     Insurance liabilities..................................................................         34.1            (60.1)
     Accrual and amortization of investment income..........................................        (46.0)            (0.6)
     Deferral of cost of policies produced and purchased....................................       (182.9)          (209.4)
     Minority interest......................................................................         46.5             29.5
     Extraordinary charge on extinguishment of debt.........................................          -               25.2
     Net investment gains...................................................................         (1.0)          (104.8)
     Other..................................................................................        (31.1)            84.6
                                                                                                ---------         --------

       Net cash provided by operating activities............................................        409.8            204.5
                                                                                                ---------         --------

Cash flows from investing activities:
   Sales of investments.....................................................................      5,165.5          8,263.8
   Maturities and redemptions of investments................................................        333.3            321.3
   Purchases of investments.................................................................     (6,607.0)        (8,543.6)
   Cash received from the sale of finance receivables, net of expenses......................      2,972.6          2,921.6
   Principal payments received on finance receivables.......................................      1,641.0          1,174.6
   Finance receivables originated...........................................................     (5,110.8)        (4,277.2)
   Other....................................................................................        (79.2)           (41.2)
                                                                                                ---------         --------

       Net cash used by investing activities ...............................................     (1,684.6)          (180.7)
                                                                                                ---------         --------

Cash flows from financing activities:
   Issuance of notes payable and commercial paper...........................................      4,246.4          3,644.5
   Issuance of shares related to stock options..............................................          9.4             57.7
   Issuance of Company-obligated mandatorily redeemable preferred securities of
     subsidiary trusts......................................................................          -                3.6
   Payments on notes payable and commercial paper...........................................     (3,807.5)        (3,389.9)
   Payments to repurchase equity securities.................................................        (29.5)          (199.6)
   Investment borrowings....................................................................        256.1           (193.4)
   Amounts received for investments in deposit products.....................................        749.2            611.5
   Withdrawals from deposit products........................................................       (583.9)          (626.4)
   Distributions on Company-obligated mandatorily redeemable preferred securities of
     subsidiary trusts and common and preferred stock dividends.............................        (72.0)           (50.0)
                                                                                                ---------         --------

       Net cash provided (used) by financing activities.....................................        768.2           (142.0)
                                                                                                ---------         --------

       Net decrease in short-term investments...............................................       (506.6)          (118.2)

Short-term investments, beginning of period.................................................      1,704.7          1,154.7
                                                                                                ---------         --------

Short-term investments, end of period.......................................................    $ 1,198.1         $1,036.5
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

                         CONSECO, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              --------------------

     The following notes should be read together with the notes to the consolidated financial statements included in the 1998 Form 10-K of Conseco, Inc. ("we", "Conseco" or the "Company").

     BASIS OF PRESENTATION

     Our unaudited consolidated financial statements reflect all adjustments, consisting only of normal recurring items, that are necessary to present fairly Conseco's financial position and results of operations on a basis consistent with that of our prior audited consolidated financial statements. As permitted by rules and regulations of the Securities and Exchange Commission applicable to quarterly reports on Form 10-Q, we have condensed or omitted certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles ("GAAP"). We have also reclassified certain amounts from the prior periods to conform to the 1999 presentation. Results for interim periods are not necessarily indicative of the results that may be expected for a full year.

     Conseco is a financial services holding company operating throughout the United States. Our insurance subsidiaries develop, market and administer supplemental health insurance, annuity, individual life insurance, individual and group major medical insurance and other insurance products. Our finance subsidiaries originate, purchase, sell and service consumer and commercial finance loans. Conseco's operating strategy is to grow its business by focusing its resources on the development and expansion of profitable products and strong distribution channels, to seek to achieve superior investment returns through active asset management and to control expenses.

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

     Consolidation issues. Our consolidated financial statements give retroactive effect to the merger (the "Green Tree Merger") with Green Tree Financial Corporation ("Green Tree") in a transaction accounted for as a pooling of interests (see "Green Tree Merger"). The pooling of interests method of accounting requires the restatement of all periods presented as if Conseco and Green Tree had always been combined. The consolidated statement of shareholders' equity therefore reflects the accounts of the Company as if the additional shares of Conseco common stock issued in the merger had been outstanding during all periods presented. Intercompany transactions prior to the merger have been eliminated, and we have made certain reclassifications to Green Tree's financial statements to conform to Conseco's presentation.

     Our  consolidated  financial  statements  exclude  the  results of material
transactions  between  us  and  our  consolidated   affiliates,   or  among  our
consolidated affiliates.

     ADJUSTMENT TO ACTIVELY MANAGED FIXED MATURITY SECURITIES

     We classify our fixed maturity securities into three categories: (i) "actively managed" (which we carry at estimated fair value); (ii) "trading" (which we carry at estimated fair value); and (iii) "held to maturity" (which we carry at amortized cost). We held $71.9 million of trading securities at March 31, 1999, which we included in other invested assets. We held no fixed maturity securities in the held to maturity category at March 31, 1999.

                         CONSECO, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              --------------------

     Net unrealized losses on actively managed fixed maturity investments included in shareholders' equity were as follows:

                                                                                           March 31,    December 31,
                                                                                             1999           1998
                                                                                             ----           ----
                                                                                              (Dollars in millions)
Net unrealized losses on actively managed fixed maturity investments....................   $(402.7)         $(21.0)
Adjustments to cost of policies purchased and cost of policies produced.................      92.9            10.4
Deferred income tax benefit.............................................................     110.8             6.4
Other...................................................................................      (5.6)           (7.7)
                                                                                           -------          ------

       Net unrealized losses on actively managed fixed maturity investments.............   $(204.6)         $(11.9)
                                                                                            =======         ======

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

     Prior to the effect of the Green Tree Merger, Conseco had revenues of $1,699.0 million and net income of $151.1 million for the three months ended March 31, 1998. Green Tree had revenues of $285.8 million and net income of $63.5 million for that period.

     FINANCE RECEIVABLES, INTEREST-ONLY SECURITIES AND SERVICING RIGHTS OF FINANCE SUBSIDIARIES

     Finance receivables, summarized by type, were as follows:

                                                                                March 31,      December 31,
                                                                                  1999             1998
                                                                                  ----             ----
                                                                                   (Dollars in millions)

Manufactured housing.........................................................   $  463.2        $  798.8
Mortgage services............................................................      829.5           603.5
Consumer/credit card.........................................................      748.1           587.3
Commercial...................................................................    1,939.5         1,352.9
                                                                                --------        --------

                                                                                 3,980.3         3,342.5

Less allowance for doubtful accounts.........................................      (53.9)          (43.0)
                                                                                --------        --------

     Net finance receivables.................................................   $3,926.4        $3,299.5
                                                                                ========        ========

     We pool and securitize substantially all of the finance receivables we originate. In a typical securitization, we establish a special-purpose entity for the limited purpose of purchasing the finance receivables. This special-purpose entity issues and sells interest-bearing securities that represent interests in the receivables, collateralized by the underlying pool of finance receivables. We, in turn, receive the proceeds from the sale of the securities, which are typically sold at the same amount as the principal balance of the receivables sold. We retain a residual interest, which represents the right to receive, over the life of the pool of receivables: (i) the excess of the principal and interest received on the receivables transferred to the special purpose entity over the principal and interest paid to the holders of other interests in the securitization; and (ii) servicing fees.

                         CONSECO, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              --------------------

     In some securitizations, we also retain certain lower-rated securities that are senior in payment priority to the interest-only securities. Such retained securities had a fair market value and amortized cost of $344.8 million and $366.8 million, respectively, at March 31, 1999, and were classified as actively managed fixed maturity securities.

     During the first three months of 1999 and 1998, the Company sold $2,965.0 million and $2,967.8 million, respectively, of finance receivables in various securitized transactions and recognized gains of $199.8 million and $143.7 million, respectively.

     We record the interest-only security initially at a value representing an allocated portion of the cost basis of the finance receivables being sold. We adjust this value to estimated fair value each quarter. We used the following assumptions to determine the initial value of the interest-only securities related to new securitizations in the first quarter of 1999. The difference between estimated fair value and the security's book value is included in unrealized depreciation of other investments.

                                                      Manufactured        Home equity/       Consumer/
                                                         housing        home improvement     equipment           Total
                                                         -------        ----------------     ---------           -----
                                                                                (Dollars in millions)

Interest-only securities at fair value...............  $   742.9           $  456.5         $  170.1          $ 1,369.5
Principal balance of sold finance receivables (a)....   21,263.7            8,132.0          3,722.0           33,117.7
Weighted average customer interest rate on sold
   finance receivables (a)...........................       10.1%              11.4%            10.9%
Expected weighted average annual constant
   prepayment rate as a percentage of principal
   balance of sold finance receivables (a) (b).......       11.5%              26.9%            22.2%
Expected nondiscounted credit losses as a
   percentage of principal balance of sold
   finance receivables (a) (b).......................        6.1%               3.3%             2.5%
Weighted average discount rate used for
   determining cost basis on the income statement....       15.0%              15.0%            15.0%

--------------------
(a)  Excludes finance receivables sold in revolving-trust securitizations.
(b) The valuation of interest-only securities is affected not only by the projected level of prepayments of principal and net credit losses, but also by the projected timing of such prepayments and net credit losses. Should such timing differ materially from our projections, it could have a material effect on the valuation of our interest-only securities.

     The weighted average interest rate used to discount expected cash flows of the interest-only securities in determining the fair value on the balance sheet was 14 percent at March 31, 1999.

     Credit quality was as follows:

                                                                                         March 31,
                                                                                  ---------------------
                                                                                  1999             1998
                                                                                  ----             ----
60-days-and-over delinquencies as a percentage
   of managed finance receivables at period end............................       1.08%             1.00%
                                                                                  ====              ====

Net credit losses incurred during the last twelve months as a percentage
   of average managed finance receivables during the period................       1.07%             1.06%
                                                                                  ====              ====

Repossessed collateral inventory as a percentage of managed finance
   receivables at period end...............................................       1.24%              .97%
                                                                                  ====             =====

                         CONSECO, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              --------------------

     Activity in the interest-only securities account was as follows:

                                                                                   Three months ended
                                                                                        March 31,
                                                                                  -------------------
                                                                                  1999           1998
                                                                                  ----           ----
                                                                                  (Dollars in millions)

Balance, beginning of period................................................   $1,305.4        $1,398.7
   Additions resulting from securitizations during the period...............      165.7           171.1
   Investment income........................................................       43.7            33.4
   Cash received............................................................     (123.5)          (68.0)
   Change in unrealized depreciation charged to shareholders' equity........      (21.8)          (33.7)
                                                                               --------        --------

Balance, end of period......................................................   $1,369.5        $1,501.5
                                                                               ========        ========

     EARNINGS PER SHARE

     A reconciliation of income and shares used to calculate basic and diluted earnings per share is as follows:

                                                                                                     Three months ended
                                                                                                          March 31,
                                                                                                    -------------------
                                                                                                     1999          1998
                                                                                                     ----          ----
                                                                                                   (Dollars in millions and
                                                                                                     shares in thousands)
Income:
   Income before extraordinary charge...........................................................     $297.1       $231.0
   Preferred stock dividends....................................................................        0.6          2.0
                                                                                                     ------       ------

     Income before extraordinary charge applicable to common
       ownership for basic earnings per share...................................................      296.5        229.0

   Effect of dilutive securities:
     Preferred stock dividends..................................................................        0.6          2.0
                                                                                                     ------       ------

     Income before extraordinary charge applicable to common
       ownership and assumed conversions for diluted earnings per share.........................     $297.1       $231.0
                                                                                                     ======       ======
Shares:
   Weighted average shares outstanding for basic earnings per share.............................    320,645      308,969
   Effect of dilutive securities on weighted average shares:
     Stock options..............................................................................      3,649        9,701
     Employee stock plans.......................................................................      2,004        1,970
     PRIDES.....................................................................................      1,769        6,482
     Convertible securities.....................................................................      3,042        5,287
                                                                                                    -------      -------

         Dilutive potential common shares.......................................................     10,464       23,440
                                                                                                    -------      -------

           Weighted average shares outstanding for diluted earnings per share...................    331,109      332,409
                                                                                                    =======      =======

                         CONSECO, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              --------------------

   BUSINESS SEGMENTS

     We manage  our business operations through two segments:  (i) finance;  and
(ii) insurance and fee-based.

     Finance. We provide a variety of finance products, including: consumer loans for manufactured housing, home improvements, home equity and various consumer products; private label credit card programs; and commercial loans such as revolving credit agreements, asset-backed lending and equipment financing. These products are marketed both direct to the borrower and through intermediary channels such as dealers, vendors, contractors and retailers.

     Insurance and fee-based. We provide supplemental health, annuity, life, and individual and group major medical products to a broad spectrum of customers through multiple distribution channels, each focused on a specific market segment. These products are marketed through career agents, professional independent producers and direct contact.

                         CONSECO, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              --------------------

Segment operating information was as follows:
                                                                                              Three months ended
                                                                                                    March 31,
                                                                                               ------------------
                                                                                               1999          1998
                                                                                               ----          ----
                                                                                              (Dollars in millions)
Revenues:
   Insurance and fee-based segment:
     Insurance policy income..............................................................    $1,007.4     $  990.1
     Net investment income................................................................       522.0        583.3
     Fee and other revenue................................................................        28.7         20.8
     Net investment gains.................................................................         1.0        104.8
     Eliminations.........................................................................        (1.4)          -
                                                                                              --------     --------

       Total insurance and fee-based segment revenues.....................................     1,557.7      1,699.0
                                                                                              --------     --------

   Finance segment:
     Net investment income................................................................       129.3         83.5
     Gain on sale of finance receivables..................................................       199.8        143.7
     Fee revenue and other income.........................................................        82.6         58.6
     Eliminations.........................................................................        (3.5)          -
                                                                                              --------     --------

       Total finance segment revenues.....................................................       408.2        285.8
                                                                                              --------     --------

         Total revenues...................................................................     1,965.9      1,984.8
                                                                                              --------     --------
Expenses:
   Insurance and fee-based segment:
     Insurance policy benefits............................................................       889.7        954.4
     Amortization.........................................................................       150.6        203.5
     Interest expense.....................................................................        11.8         18.9
     Other operating costs and expenses...................................................       153.9        161.2
                                                                                              --------     --------

       Total insurance and fee-based segment expenses.....................................     1,206.0      1,338.0
                                                                                              --------     --------

   Finance segment:
     Interest expense.....................................................................        56.6         48.5
     Other operating costs and expenses...................................................       149.9        134.9
     Eliminations.........................................................................        (1.9)          -
                                                                                              --------     --------

       Total finance segment expenses.....................................................       204.6        183.4
                                                                                              --------     --------

   Not allocated to segments:
     Interest expense.....................................................................        47.1         39.0
     Other operating cost and expenses....................................................         3.7          3.8
     Eliminations.........................................................................        (3.0)          -
                                                                                              --------     --------

       Total expenses not allocated to segments...........................................        47.8         42.8
                                                                                              --------     --------

         Total expenses...................................................................     1,458.4      1,564.2
                                                                                              --------     --------

Income before income taxes, minority interest and extraordinary charge:
     Insurance operations.................................................................       353.1        361.0
     Finance operations...................................................................       205.2        102.4
     Corporate interest and other expenses................................................       (50.8)       (42.8)
                                                                                              --------     --------

         Income before income taxes, minority interest and extraordinary charge...........    $  507.5     $  420.6
                                                                                              ========     ========

                                       12

                         CONSECO, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              --------------------

     FINANCIAL INSTRUMENTS

     Our equity-indexed annuity products provide a guaranteed base rate of return, and a higher potential return linked to the performance of the Standard & Poor's 500 Index ("S&P 500 Index"). We buy Standard & Poor's 500 Index Call Options (the "S&P 500 Call Options") in an effort to hedge potential increases to policyholder benefits resulting from increases in the S&P 500 Index to which the product's return is linked. We include the cost of the S&P 500 Call Options in the pricing of these products. The values of these options fluctuate in relation to changes in policyholder account balances for these annuities. We reflect changes in the value of these options in net investment income. During the three months of 1999 and 1998, net investment income included $33.6 million and $59.7 million, respectively, related to these changes. Such investment income was substantially offset by increases to policyholder account balances. The value of the S&P 500 Call Options was $58.5 million at March 31, 1999. We classify such instruments as other invested assets. We defer the premiums paid to purchase the S&P 500 Call Options and amortize them to investment income over their term. Such amortization was $20.1 million and $7.7 million during the first three months of 1999 and 1998, respectively.

     For investment purposes, we entered into various interest-rate swap agreements having an aggregate notional principal amount of $1.7 billion at March 31, 1999. The agreements effectively exchange a fixed rate of interest on the notional amount into a floating rate. The agreements mature in various years through 2008 and have an average remaining life of five years (the average call date is 2.4 years). We mark such agreements to market each quarter, with the related gain (loss) classified as investment income in the consolidated statement of operations. At March 31, 1999, our interest-rate swap agreements had a fair value of $17.9 million.

     If the counterparties of these financial instruments fail to meet their obligations, Conseco may have to recognize a loss. Conseco limits its exposure to such a loss by diversifying among several counterparties believed to be strong and creditworthy. At March 31, 1999, all of the counterparties were rated "A" or higher by Standard & Poor's Corporation.

     In conjunction with certain sales of finance receivables, the Company has provided guarantees aggregating approximately $1.8 billion at March 31, 1999. We believe the likelihood of a significant loss from such guarantees is remote.

     REINSURANCE

     The cost of reinsurance ceded totaled $115.0 million and $133.9 million in the first three months of 1999 and 1998, respectively. We deducted this cost from insurance policy income. Conseco is contingently liable for claims reinsured if the assuming company is unable to pay. Reinsurance recoveries netted against insurance policy benefits totaled $118.2 million and $126.1 million in the first three months of 1999 and 1998, respectively.

                         CONSECO, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              --------------------

     CORPORATE NOTES PAYABLE AND COMMERCIAL PAPER

     Corporate notes payable and commercial paper were as follows (interest rates as of March 31, 1999):

                                                                                        March 31,    December 31,
                                                                                          1999           1998
                                                                                          ----           ----
                                                                                          (Dollars in millions)

Commercial paper (5.17%)............................................................   $  994.4        $  784.4
Bank credit facilities (5.20%)......................................................      307.3           372.3
Notes payable (5.4%)...............................................................       400.0           400.0
6.4% notes due 2001.................................................................      550.0           550.0
6.4% notes due 2003.................................................................      250.0           250.0
6.5% convertible subordinated notes due 2003........................................       86.0            86.0
6.8% senior notes due 2005..........................................................      250.0           250.0
7.875% notes due 2000...............................................................      150.0           150.0
8.125% senior notes due 2003........................................................       63.5            63.5
10.5% senior notes due 2004.........................................................       24.5            24.5
Other...............................................................................       12.3            13.5
                                                                                       --------        --------

     Total principal amount.........................................................    3,088.0         2,944.2

Unamortized net discount............................................................      (11.2)          (12.0)
                                                                                       --------        --------

     Total..........................................................................   $3,076.8        $2,932.2
                                                                                       ========        ========

     The Company's current bank credit facilities allow us to borrow up to $2.5 billion, of which $1.5 billion may be borrowed until 2003 and $1.0 billion may be borrowed until September 1999. Actual borrowings at March 31, 1999, totaled $1,150.0 million (of which $842.7 million was used to finance the purchase of finance receivables classified as finance notes payable See "Changes in Finance Notes Payable"). The credit facility requires us to maintain various financial ratios, as defined in the agreement, including: (i) a debt-to-total capitalization ratio less than .45:1 (such ratio was .383:1 at March 31, 1999); and (ii) an interest coverage ratio greater than 2.0:1 during the period October 1, 1998 through September 30, 1999, greater than 2.25:1 for the period October 1, 1999 through September 30, 2001 and greater than 2.50:1 thereafter (such ratio was 5.37:1 for the period ended March 31, 1999). Our unsecured bank credit facilities are used to support our commercial paper program.

     Borrowings under our commercial paper program averaged approximately $1,100.5 million during the first three months of 1999. The weighted average interest rate on such borrowings was 5.17 percent during that period.

                         CONSECO, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              --------------------

     CHANGES IN FINANCE NOTES PAYABLE

     Notes payable and commercial paper related to our financing activities were as follows (interest rates as of March 31, 1999):

                                                                                        March 31,    December 31,
                                                                                          1999           1998
                                                                                          ----           ----
                                                                                          (Dollars in millions)
Bank credit facilities (5.20%)......................................................   $  842.7        $  877.7
Master repurchase agreements due on various dates in 1999
   and 2000 (5.65%).................................................................    1,165.7           780.6
Credit facility collateralized by interest-only securities
   due 2000 (6.94%).................................................................      245.0           300.0
10.25% senior subordinated notes due 2002...........................................      193.6           194.0
Medium term notes due October 1999 to April 2003 (6.58%)............................      238.7           238.7
Other...............................................................................        3.2             3.2
                                                                                       --------        --------

   Total principal amount...........................................................    2,688.9         2,394.2

Less unamortized net discount.......................................................       (4.7)           (4.9)
                                                                                       --------        --------

   Total............................................................................   $2,684.2        $2,389.3
                                                                                       ========        ========

     As of March 31, 1999, we had $4.25 billion of master repurchase agreements (of which $1,165.7 million was outstanding at March 31, 1999) with various investment banking firms, subject to the availability of eligible collateral. The agreements generally provide for one-year terms, which can be extended each quarter by mutual agreement of the parties for an additional year, based upon the financial performance of our finance segment.

     CHANGES IN PREFERRED STOCK

     In February 1999, we redeemed all $105.5 million (carrying value) outstanding shares of Preferred Redeemable Increased Dividend Equity Securities, 7% PRIDES Convertible Preferred Stock ("PRIDES") in exchange for 5.9 million shares of Conseco common stock.

     CHANGES IN COMMON STOCK

     Changes in the number of shares of common stock outstanding were as follows (shares in thousands):

                                                                                                     Three months ended
                                                                                                          March 31,
                                                                                                     -------------------
                                                                                                     1999           1998
                                                                                                     ----           ----
Balance, beginning of period...................................................................    315,844        310,012
   Stock options exercised.....................................................................      4,561          4,862
   Common shares converted from PRIDES.........................................................      5,904            -
   Common stock acquired under option exercise and repurchase programs.........................     (2,896)        (5,114)
   Shares issued under employee benefit and compensation plans.................................         49            656
   Shares returned by former executive due to recomputation of bonus...........................          -           (698)
                                                                                                   -------        -------

Balance, end of period.........................................................................    323,462        309,718
                                                                                                   =======        =======

                         CONSECO, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              --------------------

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

     In addition, the Company and its subsidiaries are involved on an ongoing basis in lawsuits related to their operations. Although the ultimate outcome of certain of such matters cannot be predicted, such lawsuits currently pending against the Company or its subsidiaries are not expected, individually or in the aggregate, to have a material adverse effect on the Company's consolidated financial condition, cash flows or results of operations.

     CONSOLIDATED STATEMENT OF CASH FLOWS

     The following disclosures supplement our consolidated statement of cash flows:

                                                                                                        Three months
                                                                                                            ended
                                                                                                          March 31,
                                                                                                      -----------------
                                                                                                      1999         1998
                                                                                                      ----         ----
                                                                                                     (Dollars in millions)
Additional  non-cash items not reflected in the  consolidated  statement of cash flows:
   Issuance of common stock under stock option and employee benefit plans........................   $   .8        $ 2.2
   Tax benefit related to the issuance of common stock under employee benefit plans..............     24.2         38.1
   Conversion of preferred stock into common stock...............................................    105.5          -
   Shares returned by former executive due to recomputation of bonus.............................      -           23.4
   Issuance of stock warrants in conjunction with financing transaction..........................      -            7.7

                                       16

                         CONSECO, INC. AND SUBSIDIARIES
                              --------------------

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     In this section, we review Conseco's consolidated results of operations for the three months ended March 31, 1999 and 1998, and significant changes in our consolidated financial condition. Please read this discussion in conjunction with the accompanying consolidated financial statements and notes.

     Consolidated results and analysis

     Our first quarter 1999 operating earnings were $303.0 million, or 92 cents per diluted share, both up 31 percent over the first quarter of 1998. Operating earnings from the insurance segment increased as a result of the growth and increased profitability of the business in force. Operating earnings from the finance segment increased primarily as a result of portfolio growth which increased income from sales of receivables, interest, servicing and commissions.

     Net income of $297.1 million in the first quarter of 1999, or 90 cents per diluted share, included net investment losses (net of related costs, amortization and taxes) of $5.9 million, or 2 cents per share. Net income of $214.6 million in the first quarter of 1998, or 65 cents per diluted share, included an extraordinary charge (net of taxes) of $16.4 million, or 5 cents per share, related to early retirement of debt.

     Total revenues in the first quarters of 1999 and 1998 include net investment gains of $1.0 million and $104.8 million, respectively. Excluding net investment gains, total revenues were $1,964.9 million in the first quarter of 1999, up 4.5 percent from $1,880.0 million in the first quarter of 1998.

     Results of operations by segment for the three months ended March 31, 1999 and 1998

     The following tables and narratives summarize our results by segment.

                                                                                                     Three months ended
                                                                                                          March 31,
                                                                                                     -------------------
                                                                                                     1999           1998
                                                                                                     ----           ----
                                                                                                    (Dollars in millions)
Operating earnings:
   Operating income of segments before income taxes and minority interest:
     Insurance and fee-based operations........................................................      $362.1       $342.6
     Finance operations........................................................................       205.2        102.4
     Corporate interest and other expenses.....................................................       (50.8)       (42.8)
                                                                                                     ------       ------

       Operating income before income taxes and minority interest .............................       516.5        402.2

   Income tax related to operating income......................................................       183.3        151.8
                                                                                                     ------       ------

       Operating income before minority interest...............................................       333.2        250.4

   Minority interest in consolidated subsidiaries..............................................        30.2         19.4
                                                                                                     ------       ------

       Operating earnings......................................................................       303.0        231.0

Nonoperating items:
   Net investment losses, net of tax and other items...........................................        (5.9)         -
                                                                                                     ------       ------

       Income before extraordinary charge......................................................       297.1        231.0

Extraordinary charge, net of taxes.............................................................         -           16.4
                                                                                                     ------       ------

       Net income..............................................................................      $297.1       $214.6
                                                                                                     ======       ======

                         CONSECO, INC. AND SUBSIDIARIES
                              --------------------

Insurance and fee-based operations

                                                                                                     Three months ended
                                                                                                          March 31,
                                                                                                     -------------------
                                                                                                     1999           1998
                                                                                                     ----           ----
                                                                                                    (Dollars in millions)
Premiums and deposits collected:
   Annuities...................................................................................   $   511.0    $   468.6
   Supplemental health.........................................................................       521.7        504.2
   Life........................................................................................       241.6        241.1
   Individual and group major medical..........................................................       209.1        226.6
   Other.......................................................................................        34.0         32.6
   Mutual funds................................................................................        82.2         10.4
   Certificates of deposit.....................................................................       121.0           -
                                                                                                  ---------    ---------

       Total premiums and deposits collected...................................................   $ 1,720.6    $ 1,483.5
                                                                                                  =========    =========

Average insurance liabilities:
   Annuities:
     Mortality based...........................................................................   $   687.1    $   692.5
     Equity-linked.............................................................................     1,390.5        590.9
     Deposit based.............................................................................    11,041.9     12,038.0
     Separate accounts.........................................................................       948.5        679.0
   Health......................................................................................     4,701.9      4,202.1
   Life:
     Interest sensitive........................................................................     4,131.5      4,086.3
     Non-interest sensitive....................................................................     2,838.3      2,751.3
                                                                                                  ---------    ---------

       Total average insurance liabilities, net of reinsurance receivables.....................   $25,739.7    $25,040.1
                                                                                                  =========    =========

Insurance policy income........................................................................   $ 1,007.4    $   990.1
Net investment income:
   General account invested assets.............................................................       495.8        505.4
   Equity-indexed products based on S&P 500 Index..............................................        33.6         59.7
   Amortization of S&P 500 Call Options........................................................       (20.1)        (7.7)
   Separate account assets.....................................................................        12.7         25.9
Fee revenue and other income...................................................................        28.7         20.8
                                                                                                  ----------   ---------

       Total revenues (a)......................................................................     1,558.1      1,594.2
                                                                                                  ---------    ---------

Insurance policy benefits......................................................................       669.6        680.4
Amounts added to policyholder account balances:
   Annuity products other than those listed below..............................................       174.1        188.4
   Equity-indexed products based on S&P 500 Index..............................................        33.3         59.7
   Separate account liabilities................................................................        12.7         25.9
Amortization related to operations.............................................................       140.6        117.1
Interest expense on investment borrowings......................................................        11.8         18.9
Other operating costs and expenses.............................................................       153.9        161.2
                                                                                                  ---------    ---------

       Total benefits and expenses (a).........................................................     1,196.0      1,251.6
                                                                                                  ---------    ---------

       Operating income before income taxes, minority interest and
         extraordinary charge..................................................................       362.1        342.6

Net investment gains (losses), net of related costs and amortization...........................        (9.0)        18.4
                                                                                                  ----------   ---------

       Income before income taxes, minority interest and
         extraordinary charge..................................................................   $   353.1    $   361.0
                                                                                                  =========    =========

                                   (continued)

                         CONSECO, INC. AND SUBSIDIARIES
                              --------------------

                                                                                                     Three months ended
                                                                                                          March 31,
                                                                                                     -------------------
                                                                                                     1999           1998
                                                                                                     ----           ----
                                                                                                    (Dollars in millions)
Ratios:
   Investment income,  net of interest  credited on annuities and universal life products less interest expense on investment borrowings, as a
     percentage of insurance liabilities (annualized)..........................................        4.47%        4.58%
   Operating costs and expenses and amortization related to operations as a percentage
     of average insurance liabilities, net of reinsurance (annualized).........................        4.75%        4.57%

Health loss ratios:
   All health lines:
     Insurance policy benefits.................................................................      $503.1       $514.7
     Loss ratio................................................................................       66.11%       68.34%

   Medicare Supplement:
     Insurance policy benefits.................................................................      $159.2       $155.8
     Loss ratio................................................................................       68.60%       70.02%

   Long-Term Care:
     Insurance policy benefits.................................................................      $115.5       $113.1
     Loss ratio................................................................................       61.49%       66.16%

   Specified Disease:
     Insurance policy benefits.................................................................      $ 56.0       $ 45.7
     Loss ratio................................................................................       58.32%       47.25%

   Major Medical:
     Insurance policy benefits.................................................................      $147.9       $175.3
     Loss ratio................................................................................       71.63%       77.01%

   Other:
     Insurance policy benefits.................................................................      $ 24.5       $ 24.8
     Loss ratio................................................................................       63.52%       70.25%
--------------------

(a) Revenues exclude net investment gains (losses); benefits and expenses exclude amortization related to realized gains.


     Premiums and deposits collected were $1.7 billion in the first quarter of 1999, up 16 percent over 1998. Excluding certificates of deposit, premiums collected were $1.6 billion, up 7.8 percent over 1998. See "Sales of Insurance and Deposit Products" for further analysis.

     Average insurance liabilities, net of reinsurance receivables, were $25.7 billion in the first quarter of 1999, up 2.8 percent over 1998.

     Insurance policy income is comprised of: (i) premiums earned on policies which provide mortality or morbidity coverage; and (ii) fees and other charges made against other policies. See "Sales of Insurance and Deposit Products" for further analysis.

     Net investment income on general account invested assets (which excludes income on separate account assets related to variable annuities and the income and change in the fair value of S&P 500 Call Options related to equity-indexed products) was $495.8 million in the first quarter of 1999, down 1.9 percent from 1998. The average balance of general account invested assets increased by 3.0 percent in the first quarter of 1999 to $26.6 billion compared to the same period in 1998. The yield on these assets decreased by .4 percentage points to
7.4 percent in 1999. Such fluctuations reflect the general decreases in investment interest rates, partially offset by increases in income from limited partnerships and other investments.

                         CONSECO, INC. AND SUBSIDIARIES
                              --------------------

     Net investment income related to equity-indexed products based on the S&P 500 Index is substantially offset by a corresponding charge to amounts added to policyholder account balances for equity-indexed products. Such income and related charge fluctuated based on the performance of the S&P 500 Index to which the returns on such products are linked.

     Amortization of S&P 500 Call Options represents the premiums paid to purchase S&P 500 Call Options related to our equity- linked products. We amortize these amounts over the terms of the options. Such amortization has increased in relation to the increase in our equity-linked product business.

     Net investment income from separate account assets is offset by a corresponding charge to amounts added to policyholder account balances for variable annuity products. Such income and related charge fluctuated in relationship to total separate account assets and the return earned on such assets.

     Insurance policy benefits decreased in the first quarter of 1999 compared to the same period in 1998 as a result of favorable claim experience.

     Loss ratios for Medicare supplement products have been relatively stable and within our expectations. Governmental regulations generally require us to attain and maintain a loss ratio, after three years, of not less than 65 percent.

     The loss ratio for long-term care products declined in 1999, reflecting favorable claims experience, partially offset by the effects of the asset accumulation phase of these products. The net cash flows from our long-term care products generally result in the accumulation of amounts in the early policy years of a policy (accounted for as reserve increases) which are paid out as benefits in later policy years (accounted for as reserve decreases). Accordingly, the loss ratio may increase during the asset accumulation phase of these policies, but the increase in the change in reserve will be partially offset by investment income earned on the assets accumulated.

     The 1999 loss ratio for specified disease products was within our expectations. The 1998 ratio benefited from favorable claim developments.

     The loss ratio for major medical products declined in 1999, reflecting recent premium rate increases, claim management activities and favorable claim developments.

     The loss ratios on other products were within our expectations during the periods.

     Amounts added to policyholder account balances for annuity products decreased by 7.6 percent in the first quarter of 1999 to $174.1 million, primarily due to a reduction in crediting rates and a smaller block of this type of annuity business in force in the first three months of 1999. The weighted average crediting rates for these annuity liabilities decreased .1 percentage point, to 4.6 percent, in the first three months of 1999.

     Amortization related to operations increased primarily as a result of new policies sold. This item includes amortization of: (i) the cost of policies produced; (ii) the cost of policies purchased; and (iii) goodwill related to this segment's business.

     Interest expense on investment borrowings decreased primarily as a result of decreased investment borrowing activities. Investment borrowings averaged approximately $997.4 million during the first three months of 1999 compared to $1,280.3 million during the same period of 1998.

     Other operating costs and expenses decreased primarily as a result of cost efficiencies realized.

     Net investment gains (losses), net of related costs and amortization, fluctuate from period to period. Selling securities at a gain and reinvesting the proceeds at lower yields may, absent other management action, tend to decrease future investment yields. We believe, however, that the following factors mitigate the adverse effect on net income: (i) we recognize additional amortization of cost of policies purchased and cost of policies produced in order to reflect reduced future yields (thereby reducing such amortization in future periods); (ii) we can reduce interest rates credited to some products, thereby diminishing the effect of the yield decrease on the investment spread; and (iii) the investment portfolio grows as a result of reinvesting the investment gains. Sales of fixed maturity investments resulted in additional amortization of the cost of policies purchased and the cost of policies produced of $10.0 million in the first quarter of 1999 and $86.4 million in the first quarter of 1998.

                         CONSECO, INC. AND SUBSIDIARIES
                              --------------------

Finance operations

                                                                                                    Three months ended
                                                                                                          March 31,
                                                                                                      -----------------
                                                                                                      1999         1998
                                                                                                      ----         ----
                                                                                                    (Dollars in millions)
Contract originations:
   Manufactured housing.......................................................................... $ 1,411.1    $ 1,204.2
   Mortgage services.............................................................................   1,437.6      1,038.2
   Consumer/credit card..........................................................................     538.6        575.2
   Commercial....................................................................................   1,986.9      1,540.1
                                                                                                  ---------    ---------

     Total....................................................................................... $ 5,374.2    $ 4,357.7
                                                                                                  =========    ==========

Sales of receivables:
   Manufactured housing.......................................................................... $ 1,800.0    $ 1,200.0
   Home equity/home improvement..................................................................   1,188.2      1,079.0
   Consumer/equipment............................................................................       -          371.0
   Commercial and retail revolving credit........................................................       -          317.8
   Retained bonds................................................................................     (23.2)          -
                                                                                                  ---------    ---------

     Total....................................................................................... $ 2,965.0    $ 2,967.8
                                                                                                  =========    =========

Managed receivables (average):
   Manufactured housing.......................................................................... $21,447.3    $18,273.9
   Mortgage services.............................................................................   8,685.6      5,203.1
   Consumer/credit card..........................................................................   2,988.5      1,912.8
   Commercial....................................................................................   5,121.3      3,539.9
                                                                                                  ---------    ---------

     Total....................................................................................... $38,242.7    $28,929.7
                                                                                                  =========    =========

Net investment income:
   Finance receivables and other................................................................. $    85.6    $    50.1
   Interest-only securities......................................................................      43.7         33.4
Gain on sale of finance receivables..............................................................     199.8        143.7
Fee revenue and other income.....................................................................      82.6         58.6
                                                                                                  ---------    ---------

     Total revenues..............................................................................     411.7        285.8
                                                                                                  ---------    ---------

Finance interest expense.........................................................................      56.6         48.5
Other operating costs and expenses...............................................................     149.9        134.9
                                                                                                  ---------    ---------

     Total expenses..............................................................................     206.5        183.4
                                                                                                  ---------    ---------

     Income before income taxes, minority interest and
       extraordinary charge...................................................................... $   205.2    $   102.4
                                                                                                  =========    =========

     Contract originations in the first quarter of 1999 were $5.4 billion, up 23 percent over 1998.

     Manufactured housing contract originations increased by $206.9 million, or 17 percent, during the first three months of 1999 over 1998. The increase in 1999 is due to an increase in both the average size and number of contracts written.

     Mortgage services contract originations increased by $399.4 million, or 38 percent, during 1999 over 1998. We have continued to expand our home equity retail origination network.

                         CONSECO, INC. AND SUBSIDIARIES
                              --------------------

     Consumer/credit card contract  originations  decreased by $36.6 million, or
6.4 percent, during 1999 because we focused on originating more profitable business in 1999.

     Commercial originations increased by $446.8 million, or 29 percent, during 1999 over 1998, reflecting higher production in all areas of commercial financing.

     Sales of receivables occur when we sell through securitizations the finance receivables that we originate. The amount of receivables we sell in a particular period depends on many factors, including: (i) the volume of recent originations; (ii) market conditions; and (iii) the availability and cost of alternative financing. The total finance receivables sold in the first quarter of 1999 was approximately equal to the first quarter of 1998. Total finance receivables held by the Company were $3.9 billion at March 31, 1999, an increase of $1.8 billion over March 31, 1998, as a result of both: (i) an increase in the pace of originations; and (ii) our election to hold more of the loans scheduled for sale late in each quarter until early in the next quarter, when the market supply of securitizations is usually lower and securitization spreads are usually better.

     Managed receivables include finance receivables we sell through securitizations as well as the finance receivables and related interests we retain. The average managed receivables increased to $38.2 billion in the first quarter of 1999, up 32 percent over the same period in 1998.

     Net investment income on finance receivables and other consists of: (i) interest earned on unsold finance receivables; and (ii) interest income on short-term and other investments. Such income increased by 71 percent, to $85.6 million, in the first quarter of 1999. The increase is consistent with the increase in average finance receivables during the 1999 period. The weighted average yields earned on finance receivables were 10.6 percent and 9.8 percent during the first three months of 1999 and 1998, respectively.

     Net investment income on interest-only securities is the accretion recognized on the interest-only securities we retain after we sell finance receivables. Such income increased by 31 percent, to $43.7 million, in the first quarter of 1999. The increase is consistent with the change in the average balance of interest-only securities and the increase in the discount rate assumption we use to value our interest-only securities. The weighted average yields earned on interest-only securities were 13.1 percent and 9.1 percent during the first three months of 1999 and 1998, respectively.

     Gain on sale of finance receivables is the difference between the proceeds from the sale of receivables (net of related transaction costs) and the allocated carrying amount of the receivables sold. We determine the allocated carrying amount by allocating the original amount of the receivables between the portion sold and any retained interests (securities classified as fixed maturities, interest-only securities and servicing rights), based on their relative fair values at the time of sale. Assumptions used in calculating the estimated fair value of such retained interests are subject to volatility that could materially affect operating results. Prepayment rates may vary from expected rates as a result of competition, obligor mobility, general and regional economic conditions and changes in interest rates. In addition, actual losses incurred as a result of loan defaults may vary from projected performance.

     Our gain on sale of finance receivables increased by 39 percent, to $199.8 million, in the first quarter of 1999. Our gain recognized at the time of the sale fluctuates when changes occur in: (i) the amount of loans sold; (ii) market conditions (such as the market interest rates available on securities sold in our securitizations); (iii) the amount and type of interest we retain in the receivables sold; and (iv) assumptions used to calculate the gain. The gain recognized in the first quarter of 1998 was reduced by $47 million for an interest-only security valuation adjustment. In response to higher prepayment rates and higher market yields on publicly traded securities similar to our interest-only securities, we increased the assumed prepayment and discount rates used to calculate the gain on sale of finance receivables for sales completed after June 30, 1998. Accordingly, the amount of gain (before valuation adjustments) as a percentage of closed-end loans sold decreased to 6.74 percent in the first quarter of 1999 from 7.20 percent in the first quarter of 1998.

     In recent periods, the Company has emphasized the inclusion of points and origination fees in finance receivables originated, which increases the amount of cash received when such receivables are sold in securitizations. Points and origination fees collected upon the securitization of finance receivables increased to $110.5 million (or 55 percent of the gain on sale recognized) in the first quarter of 1999 compared to $53.0 million (28 percent of the gain on sale recognized) in the first quarter of 1998.

                         CONSECO, INC. AND SUBSIDIARIES
                              --------------------

     In recent periods, conditions in the credit markets have resulted in less-attractive pricing of certain lower rated securities. As a result, we have chosen to hold, rather than sell, certain securities having corporate guarantee provisions. We recognize no gain on the sale of the securities we hold, but we recognize greater interest income, net of related interest expense, over the term we hold them. At March 31, 1999, we held $344.8 million of such securities which are classified as actively managed fixed maturities.

     See   "Liquidity   for  Finance   Operations"   for  a  discussion  of  our
consideration of the use of alternative methods of financing which could affect the gain on sale recognized in future periods.

     Fee revenue and other income includes servicing income, commissions earned on insurance policies written in conjunction with the financing transactions and other income from late fees. Such income increased by 41 percent, to $82.6 million, in the first quarter of 1999. Our servicing portfolio (on which we earn servicing income) grew and our net written insurance premiums grew along with managed receivables.

     Finance interest expense increased by 17 percent, to $56.6 million, in the first quarter of 1999. Our borrowings increased to fund the increase in our average inventory of finance receivables generated by increases in our loan originations, commercial revolving credit and lease portfolio financings and securities held from our securitizations. These increases were offset somewhat by a decrease in our average borrowing rate to 6.4 percent in the first quarter of 1999 from 7.7 percent in the first quarter of 1998.

     Other operating costs and expenses include the costs associated with servicing our managed receivables and non-deferrable costs related to originating new loans. Such expense increased by 11 percent, to $149.9 million, in the first quarter of 1999 reflecting: (i) the growth in our servicing portfolio; and (ii) the increased volume of contracts originated.

Other  components  of  income  before  income  taxes,   minority   interest  and
extraordinary charge:

     Corporate interest and other expenses were $50.8 million in the first quarter of 1999 and $42.8 million in the first quarter of 1998. Interest expense included therein was $47.1 million in the first quarter of 1999 and $39.0 million in the first quarter of 1998. Such expense fluctuates in relationship to the average debt outstanding during each period and the interest rate thereon. Average borrowings were higher in the first quarter of 1999, the effect of which was partially offset by lower interest rates.

     SALES OF INSURANCE AND DEPOSIT PRODUCTS

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

                         CONSECO, INC. AND SUBSIDIARIES
                              --------------------

     Total premiums and deposits collected were as follows:

                                                                                                     Three months ended
                                                                                                          March 31,
                                                                                                      ------------------
                                                                                                      1999         1998
                                                                                                      ----         ----
                                                                                                    (Dollars in millions)
Premiums collected by our insurance subsidiaries:
   Annuities:
     Equity-indexed (first-year).................................................................  $  187.4     $  152.0
     Equity-indexed (renewal)....................................................................      16.5          5.3
                                                                                                   --------     --------
       Subtotal - equity-indexed annuities.......................................................     203.9        157.3
                                                                                                   --------     --------
     Variable (first-year).......................................................................      91.4         44.9
     Variable (renewal)..........................................................................      29.2         14.5
                                                                                                   --------     --------
       Subtotal - variable annuities.............................................................     120.6         59.4
                                                                                                   --------     --------
     Traditional fixed (first-year)..............................................................     158.6        194.9
     Traditional fixed (renewal).................................................................      15.3         15.8
                                                                                                   --------     -------
       Subtotal - traditional fixed annuities....................................................     173.9        210.7
                                                                                                   --------     --------
     Market value-adjusted (first-year)..........................................................      12.1         37.8
     Market value-adjusted (renewal).............................................................        .5          3.4
                                                                                                   --------     --------
       Subtotal - market-value adjusted annuities................................................      12.6         41.2
                                                                                                   --------     --------

       Total annuities...........................................................................     511.0        468.6
                                                                                                   --------     --------

   Supplemental health:
     Medicare supplement (first-year)............................................................      27.6         27.6
     Medicare supplement (renewal)...............................................................     205.3        197.9
                                                                                                   --------     --------
       Subtotal - Medicare supplement............................................................     232.9        225.5
                                                                                                   --------     --------
     Long-term care (first-year).................................................................      29.4         29.6
     Long-term care (renewal)....................................................................     163.3        148.5
                                                                                                   --------     --------
       Subtotal - long-term care.................................................................     192.7        178.1
                                                                                                   --------     --------
     Specified disease (first-year)..............................................................       9.4         10.9
     Specified disease (renewal).................................................................      86.7         89.7
                                                                                                   --------     --------
       Subtotal - specified disease..............................................................      96.1        100.6
                                                                                                   --------     --------

       Total supplemental health.................................................................     521.7        504.2
                                                                                                   --------     --------

   Life insurance:
     First-year..................................................................................      37.2         42.5
     Renewal.....................................................................................     204.4        198.6
                                                                                                   --------     --------

       Total life insurance......................................................................     241.6        241.1
                                                                                                   --------     --------

   Individual and group major medical:
     Individual (first-year).....................................................................      22.1         28.0
     Individual (renewal)........................................................................      59.4         56.6
                                                                                                   --------     --------
       Subtotal - individual.....................................................................      81.5         84.6
                                                                                                   --------     --------
     Group (first-year)..........................................................................       9.2         17.2
     Group (renewal).............................................................................     118.4        124.8
                                                                                                   --------     --------
       Subtotal - group..........................................................................     127.6        142.0
                                                                                                   --------     --------

       Total major medical.......................................................................     209.1        226.6
                                                                                                   --------     --------

   Other health:
     Other (first-year)..........................................................................       5.2          3.8
     Other (renewal).............................................................................      28.8         28.8
                                                                                                   ---------    --------

       Total - other.............................................................................      34.0         32.6
                                                                                                   ---------    --------

   Total first-year premiums.....................................................................     589.6        589.2
   Total renewal premiums........................................................................     927.8        883.9
                                                                                                   --------     --------

       Total premiums collected by our insurance subsidiaries....................................   1,517.4      1,473.1
                                                                                                   --------     --------

Deposits collected by our other subsidiaries:
   Mutual funds..................................................................................      82.2         10.4
   Certificates of deposit.......................................................................     121.0           -
                                                                                                   --------     --------

       Total premiums and deposits collected.....................................................  $1,720.6     $1,483.5
                                                                                                   ========     ========

                         CONSECO, INC. AND SUBSIDIARIES
                              --------------------

     Annuities include traditional fixed rate annuities, market value-adjusted annuities, equity-indexed annuities and variable annuities sold through both career agents and professional independent producers.

     In response to consumers' desire for alternative investment products with returns linked to equities, we introduced our first equity-indexed annuity product in 1996. The accumulation value of these annuities is credited with interest at an annual guaranteed minimum rate of 3 percent (or, including the effect of applicable sales loads, a 1.7 percent compound average interest rate over the term of the contracts). The annuities provide for higher returns based on a percentage of the change in the S&P 500 Index during each year of their term. We purchase S&P 500 Call Options in an effort to hedge increases to policyholder benefits resulting from increases in the S&P 500 Index. Total collected premiums for this product were $203.9 million in the first quarter of 1999 compared with $157.3 million in the first quarter of 1998.

     Variable annuities offer contract holders the ability to direct premiums into specific investment portfolios; rates of return are based on the performance of the portfolio. Such annuities have become increasingly popular recently as a result of the desire of investors to invest in common stocks. Our profits on variable annuities come from the fees charged to contractholders. Variable annuity collected premiums increased 103 percent, to $120.6 million, in the first quarter of 1999.

     Traditional fixed rate annuity products include single-premium deferred annuities ("SPDAs"), flexible-premium deferred annuities ("FPDAs") and single-premium immediate annuities ("SPIAs"), which are credited with a guaranteed rate. The demand for traditional fixed rate annuity contracts has decreased in recent years, as relatively low interest rates have made other investment products more attractive. SPDA and FPDA policies typically have an interest rate that is guaranteed for the first policy year, after which we have the discretionary ability to change the crediting rate to any rate not below a guaranteed rate. The interest rate credited on SPIAs is based on market conditions existing when a policy is issued and remains unchanged over the life of the SPIA. Annuity premiums on these products decreased by 17 percent, to $173.9 million, in the first quarter of 1999.

     We offer deferred annuity products with a "market value adjustment" feature. These products provide us with additional protection from early terminations when interest rates rise by reducing the surrender value payable upon a surrender of the policy in excess of the allowable penalty-free withdrawal amount. Conversely, when interest rates fall, the market value adjustment feature increases the surrender value payable to the policyholder. Annuity premiums collected with this feature decreased by 69 percent, to $12.6 million, in the first quarter of 1999.

     Supplemental health products include Medicare supplement, long-term care and specified disease insurance products distributed through a career agency force and professional independent producers. Our profits on supplemental health policies depend on the overall level of sales, persistency of in-force business, investment yields, claim experience and expense management.

     Collected premiums on Medicare supplement policies increased by 3 percent to $232.9 million, in the first quarter of 1999. Sales of Medicare supplement policies in recent periods have been affected by: (i) steps taken to improve profitability by increasing premium rates and changing our commission structure and underwriting criteria; (ii) increased competition from alternative providers, including HMOs; and (iii) reduced production in Massachusetts due to our decision to cease writing new business in that state (as announced in the third quarter of 1997).

     Premiums collected on long-term care policies increased by 8 percent, to $192.7 million, in the first quarter of 1999.

     Premiums collected on specified disease policies decreased by 4 percent to $96.1 million in the first quarter of 1999.

     Life products are sold through career agents, professional independent producers and direct response distribution channels. Life premiums collected in the first quarter of 1999 were $241.6 million, roughly level with 1998.

     Individual and group major medical products include individual and group major medical health insurance products. Group premiums decreased by 10 percent, to $127.6 million, in the first quarter of 1999. Individual health premiums decreased to $81.5 million in the first quarter of 1999 compared with $84.6 million in the first quarter of 1998. Our efforts to secure rate increases and write only profitable major medical business have resulted in improved profitability of these products, although total premiums collected have decreased as expected.

                         CONSECO, INC. AND SUBSIDIARIES
                              --------------------

     Other health products include various health insurance products that are not currently being actively marketed. Premiums collected in the first quarter of 1999 were $34.0 million, up 4.3 percent over the first quarter of 1998. Since we no longer actively market these products, collected premiums are expected to decrease in future years. The in-force business continues to be profitable.

     Mutual fund sales were very strong in the first quarter of 1999, reflecting our expanded distribution. Such sales nearly equaled total mutual fund sales for all of 1998.

     Certificates of deposit were introduced in the fourth quarter of 1998. Sales in the first quarter of 1999 were $121.0 million.

     PRO FORMA DATA ASSUMING PORTFOLIO LENDING

     The following pro forma data present our estimate of our operating earnings (income before extraordinary charge and net investment gains (losses) (less that portion of amortization of cost of policies purchased and cost of policies produced and income taxes relating to such gains (losses))) on a portfolio basis; that is, as if we had accounted for the securitizations of our finance receivables as financing transactions, rather than as sales, throughout the Company's history. Accordingly, the pro forma data exclude gain on sale of finance receivables, servicing revenues and interest income on interest-only securities. The pro forma data do reflect, over the life of the loans, the spread between: (i) the interest earned on the loans included in the securitization pools; and (ii) the sum of the interest paid to the holders of the debt securities pursuant to the securitizations and credit losses in the portfolio. The pro forma data are intended to assist you in analyzing our operating results; they are not intended to, and do not, represent the results of the Company's operations prepared in accordance with GAAP. This presentation assumes that the Company had been a portfolio lender since its inception. If the Company were to begin lending on a portfolio basis at any point in time, actual earnings would initially be substantially lower than the pro forma earnings presented here.

                         CONSECO, INC. AND SUBSIDIARIES
                              --------------------

                                                                                            Three months ended
                                                                                                 March 31,
                                                                                           ---------------------
                                                                                           1999             1998
                                                                                           ----             ----
                                                                                        (Amounts in millions except
                                                                                            per share amounts)
PRO FORMA OPERATING EARNINGS DATA
Margin on interest spread products:
    Finance income....................................................................  $1,012.8           $ 768.5
    Investment income from insurance product investments..............................     522.0             583.3
    Provision for credit losses.......................................................    (123.0)            (83.4)
    Finance and investment borrowing interest expense.................................    (652.4)           (508.4)
    Amounts added to annuity and financial product account balances...................    (220.1)           (274.0)
                                                                                        --------           -------

        Net interest margin...........................................................     539.3             486.0
                                                                                        --------           -------

Margin on morbidity and mortality products:
    Insurance policy income...........................................................     987.3             973.0
    Insurance policy benefits.........................................................    (669.6)           (680.4)
                                                                                        --------           -------

        Net mortality and morbidity...................................................     317.7             292.6
                                                                                        --------           -------

Other revenues:
    Fee revenue and other.............................................................      72.0              46.2
    Policy surrender fees.............................................................      20.1              17.1
                                                                                        --------           -------

        Total other revenues..........................................................      92.1              63.3
                                                                                        --------           -------

Corporate interest expense............................................................      47.0              39.0
Amortization..........................................................................     140.6             117.1
Other operating costs and expenses....................................................     269.5             264.9
                                                                                        --------           -------

        Total costs and expenses......................................................     457.1             421.0
                                                                                        --------           -------

        Pro forma operating earnings before income taxes and minority interest........     492.0             420.9
Income tax expense....................................................................     174.0             158.9
                                                                                        --------           -------

        Pro forma operating earnings before minority interest.........................     318.0             262.0

Minority interest.....................................................................      30.2              19.4
                                                                                        --------           -------

        Pro forma operating earnings..................................................  $  287.8           $ 242.6
                                                                                        ========           =======

Reconciliation  of reported  operating  earnings per diluted  share to pro forma operating earnings per share:
      Reported operating earnings per share...........................................  $    .92           $   .69

        Pro-forma adjustments:
           Finance income.............................................................      1.78              1.37
           Interest-only interest income..............................................      (.08)             (.06)
           Provision for credit losses................................................      (.23)             (.16)
           Amortization of net deferred costs.........................................      (.04)             (.03)
           Interest expense...........................................................     (1.10)             (.82)
           Eliminate gain-on-sale.....................................................      (.38)             (.27)
           Eliminate servicing income.................................................      (.07)             (.06)
           Deferral of net origination costs..........................................       .07               .07
                                                                                       ---------           -------

        Pro forma operating income per share..........................................  $    .87            $  .73
                                                                                        ========            ======

                                       27

                         CONSECO, INC. AND SUBSIDIARIES
                              --------------------

     LIQUIDITY AND CAPITAL RESOURCES

     Changes in the consolidated balance sheet between December 31, 1998 and March 31, 1999, reflect: (i) operating results; (ii) origination and sale of finance receivables; (iii) changes in the fair value of actively managed fixed maturity securities and interest-only securities; and (iv) various financing transactions. Financing transactions (described in the notes to the consolidated financial statements) include: (i) the issuance and repurchase of common stock; and (ii) the issuance and repayment of notes payable and commercial paper.

     In accordance with GAAP, we record our actively managed fixed maturity investments and interest-only securities at estimated fair value. At March 31, 1999, we decreased the carrying value of such investments by $432.7 million as a result of this adjustment. The fair value adjustment resulted in a $29.2 million decrease in carrying value at year-end 1998.

     Total capital (excluding the notes payable of the finance segment used to fund finance receivables) at March 31, 1999 and December 31, 1998, was as follows:

                                                                         March 31,     December 31,
                                                                           1999            1998
                                                                           ----            ----
                                                                            (Dollars in millions)
Corporate notes payable and commercial paper........................... $ 3,076.8      $ 2,932.2

Company-obligated mandatorily redeemable preferred
    securities of subsidiary trusts....................................   2,098.6        2,096.9

Shareholders' equity:
    Preferred stock....................................................       -            105.5
    Common stock and additional paid-in capital........................   2,846.9        2,736.5
    Accumulated other comprehensive loss...............................    (232.5)         (28.4)
    Retained earnings..................................................   2,711.3        2,460.0
                                                                        ---------      ---------

       Total shareholders' equity......................................   5,325.7        5,273.6
                                                                        ---------      ---------

       Total capital................................................... $10,501.1      $10,302.7
                                                                        =========      =========

     Corporate notes payable and commercial paper increased during the first quarter of 1999 primarily due to increased borrowings under our commercial paper program. Such borrowings averaged approximately $1,100.5 million during the first quarter of 1999 and carried a weighted average interest rate of 5.17 percent. The increase was partially offset by payments we made on our bank credit facilities.

     Shareholders' equity increased by $52.1 million in the first quarter of 1999, to $5.3 billion. Significant components of the increase included: (i) net income of $297.1 million; and (ii) the issuance of common stock related to stock options and employee benefit plans of $94.1 million (including the tax benefit thereon). These increases were partially offset by: (i) repurchases of common stock for $89.2 million; (ii) common and preferred stock dividends totaling $45.8 million; and (iii) the increase in the accumulated other comprehensive loss of $204.1 million.

     Book value per common share outstanding increased to $16.46 at March 31, 1999, from $16.37 at December 31, 1998. Such change was primarily attributable to the factors discussed in the previous paragraph. Excluding unrealized depreciation of fixed maturity securities, book value per common share outstanding increased to $17.10 at March 31, 1999, from $16.40 at December 31, 1998.

     Dividends declared on common stock for the three months ended March 31, 1999, were 14 cents per share.

                         CONSECO, INC. AND SUBSIDIARIES
                              --------------------

   The following table summarizes certain financial ratios as of and for the three months ended March 31, 1999, and as of and for the year ended December 31, 1998:

                                                                                                March 31,     December 31,
                                                                                                  1999            1998
                                                                                                  ----            ----
Book value per common share:
   As reported...............................................................................  $16.46          $16.37
   Excluding unrealized depreciation (a).....................................................   17.10           16.40

Ratio of earnings to fixed charges:
   As reported...............................................................................    5.44X           3.30X
   Excluding interest expense on debt related to finance
     receivables and other investments (b)...................................................   11.59X           6.79X

Ratio of operating earnings to fixed charges (c):
   As reported...............................................................................    5.51X           4.89X
   Excluding interest expense on debt related to finance
     receivables and other investments (b)...................................................   11.78X          10.81X

Ratio of earnings to fixed  charges,  preferred  dividends and  distributions  on
   Company-obligated mandatorily redeemable preferred securities of subsidiary trusts:
     As reported.............................................................................    3.84X           2.47X
     Excluding interest expense on debt related to finance
       receivables and other investments (b).................................................    5.83X           3.68X

Ratio of  operating   earnings  to  fixed   charges,   preferred   dividends  and
   distributions  on   Company-obligated   mandatorily   redeemable  preferred
   securities of subsidiary trusts (c):
     As reported.............................................................................    3.90X           3.66X
     Excluding interest expense on debt related to finance
       receivables and other investments (b).................................................    5.92X           5.86X

Rating agency ratios (a) (d) (e) (f) (g):
   Debt to total capital.....................................................................      26%             26%
   Debt and Company-obligated mandatorily redeemable preferred securities
     of subsidiary trusts to total capital...................................................      42%             43%

_________________
(a)  Excludes the effect of reporting fixed maturities at fair value.

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





                         CONSECO, INC. AND SUBSIDIARIES
                              --------------------

(f) Corporate debt is reduced by cash and investments held by non-life companies other than finance companies.

(g) Total capital includes amounts for the purchase of common shares pursuant to stock purchase contracts related to FELINE PRIDES as if such shares had been purchased.

     Consistent with recent discussions with rating agencies, the Company has targeted the following rating agency ratios (described above) as goals to achieve at some point during 1999: (i) the ratio of corporate debt to total capital to be at or below 25 percent; and (ii) the ratio of corporate debt and Company-obligated mandatorily redeemable preferred securities of subsidiary trusts to total capital to be at or below 40 percent.

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

     We believe that the diversity of the investment portfolio of our life insurance subsidiaries and the concentration of investments in high-quality, liquid securities provide sufficient liquidity to meet foreseeable cash requirements.

     Liquidity for finance operations

     Our finance operations require continued access to the capital markets for the warehousing and sale of finance receivables. To satisfy these needs, we use a variety of capital resources.

     The most important liquidity source for our finance operations has been our ability to sell finance receivables in the secondary markets through loan securitizations. Under certain securitized sales structures, we have provided a variety of credit enhancements, which generally take the form of corporate guarantees, but have also included bank letters of credit, surety bonds, cash deposits and over-collateralization or other equivalent collateral. When choosing the appropriate structure for a securitized loan sale, we analyze the cash flows unique to each transaction, as well as its marketability and projected economic value. The structure of each securitized sale depends, to a great extent, on conditions in the fixed-income markets at the time of sale, as well as on cost considerations and the availability and effectiveness of the various enhancement methods.

     During the third and fourth quarters of 1998, liquidity in the credit markets became extremely limited for many issuers. We believe the liquidity in this market has improved since then. This market is very large and fills a need for many investors and therefore we believe it is unlikely to disappear. We have been able to sell finance receivables even under the tough market conditions which existed during the latter half of 1998, however the gains recognized on such sales were lower. In addition, we have access to bank credit, master repurchase agreements and securitization lines that would enable us to continue production of loans for some time, even if the asset-backed markets were temporarily not available.

     In some recent securitizations, we elected to hold certain lower-rated securities rather than sell them at market prices prevalent in recent months. We may choose to retain additional securities from future securitizations. We believe there are adequate sources of liquidity to continue to hold a reasonable quantity of such securities while still maintaining current levels of loan originations. Holding these securities results in reduced gains from the sale of finance receivables and comparable increases in the interest income spread we earn while the securities are held. In addition, volatility in the asset-backed securities markets may cause a reduction in the profits we realize on the finance receivables we sell. Several competing lenders have announced in recent periods that they are no longer lending in product lines that provide the majority of our new loans. Brokers who previously expected to sell completed loans to such lenders have solicited bids from us and others to purchase these loans. Moreover, we and other lenders have increased the interest rates charged on new loans in recent periods. We are unable to estimate the amount of increased business, if any, or the level of profitability thereon that might result from these events.

     We believe there may be a number of circumstances in which we could obtain more value from our finance receivables by holding them directly, by holding all or a portion of the securities issued in our securitizations, or by using alternative or modified methods of financing. We are studying the effect such potential strategies could have on our capital structure, liquidity, access to capital markets, credit ratings, reported earnings and earnings per share.

                         CONSECO, INC. AND SUBSIDIARIES
                              --------------------

     Cash received by the Company from the special-purpose securitization entities in the first quarter of 1999 in the form of servicing fees and payments on the residual interest securities increased to $165.2 million compared to $103.0 million in the first quarter of 1998. This growth is the result of our growing servicing portfolio. Interest on unsold loans also increased during 1999 as a result of the increase in the outstanding finance receivables.

     At March 31, 1999, we had $4.25 billion in master repurchase agreements, subject to the availability of eligible collateral, with various investment banking firms for the purpose of financing our consumer and commercial finance loan production. These agreements generally provide for annual terms which are extended each quarter by mutual agreement of the parties for an additional annual term based upon receipt of updated quarterly financial information. At March 31, 1999, we had $1,165.7 million borrowed under the repurchase agreements. In addition, we have a $700 million line of credit secured by our interest-only securities. This line of credit matures on February 12, 2000, and has an option to extend for an additional one-year term. As of March 31, 1999, we had borrowed $245.0 million under this facility.

     Liquidity of Conseco (parent company)

     The parent company is a legal entity, separate and distinct from its subsidiaries, and has no business operations. The parent company needs cash for:
(i) principal and interest payments on debt; (ii) dividends on common securities; (iii) payments to subsidiary trusts to be used for distributions on the Company-obligated mandatorily redeemable preferred stock of subsidiary trusts; (iv) holding company administrative expenses; (v) income taxes; and (vi) investments in subsidiaries. The primary sources of cash to meet these obligations are payments from our subsidiaries, including the statutorily permitted payments from our life insurance subsidiaries in the form of: (i) fees for services provided; (ii) tax sharing payments; (iii) dividend payments; and
(iv) surplus debenture interest and principal payments. The parent company may also obtain cash by: (i) issuing debt or equity securities; (ii) borrowing additional amounts under its revolving credit agreement, as described in the notes to the consolidated financial statements; or (iii) selling all or a portion of its subsidiaries. These sources have historically provided adequate cash flow to fund the needs of the parent company's: (i) normal operations; (ii) internal expansion, acquisitions and investment opportunities; and (iii) the retirement of debt and equity.

     INVESTMENTS

     At March 31, 1999, the amortized cost and estimated fair value of fixed maturity securities (all of which were actively managed) were as follows:



                                                                                        Gross         Gross      Estimated
                                                                         Amortized   unrealized    unrealized      fair
                                                                           cost         gains        losses        value
                                                                           ----         -----        ------        -----
                                                                                         (Dollars in millions)
Investment grade:
   Corporate securities................................................ $13,060.4      $133.2       $314.3     $12,879.3
   United States Treasury securities and obligations of
     United States government corporations and agencies................     341.5        10.5          1.1         350.9
   States and political subdivisions...................................     112.4         1.1          2.6         110.9
   Debt securities issued by foreign governments.......................     172.9         2.3          9.7         165.5
   Mortgage-backed securities .........................................   6,981.2        68.2         77.5       6,971.9
Below-investment grade (primarily corporate securities)................   2,326.2        19.5        232.3       2,113.4
                                                                        ---------      ------       ------     ---------

     Total actively managed fixed maturities........................... $22,994.6      $234.8       $637.5     $22,591.9
                                                                        =========      ======       ======     =========

     During the first three months of 1998, we recorded $1.5 million, in writedowns of fixed maturity securities and equity securities as a result of changes in conditions which caused us to conclude that a decline in fair value of the investments was other than temporary. There were no such writedowns in the first quarter of 1999. At March 31, 1999, fixed maturity securities in default as to the payment of principal or interest had an aggregate amortized cost of $36.6 million and a carrying value of $30.1 million.

     Sales of invested assets (primarily fixed maturity securities) during the first three months of 1999 generated proceeds of $5.2 billion, and net investment gains of $1.0 million.

                         CONSECO, INC. AND SUBSIDIARIES
                              --------------------

     At March 31, 1999, fixed maturity investments included $7.0 billion of mortgage-backed securities (or 31 percent of all fixed maturity securities). The yield characteristics of mortgage-backed securities differ from those of traditional fixed-income securities. Interest and principal payments occur more frequently, often monthly. Mortgage-backed securities are subject to risks associated with variable prepayments. Prepayment rates are influenced by a number of factors that cannot be predicted with certainty, including: the relative sensitivity of the underlying mortgages backing the assets to changes in interest rates; a variety of economic, geographic and other factors; and the repayment priority of the securities in the overall securitization structures.

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

     The following table sets forth the par value, amortized cost and estimated fair value of mortgage-backed securities, summarized by interest rates on the underlying collateral at March 31, 1999:

                                                                                         Par        Amortized    Estimated
                                                                                        value         cost      fair value
                                                                                        -----         ----      ----------
                                                                                              (Dollars in millions)
Below 7 percent   ..................................................................   $4,420.4     $4,407.5     $4,383.2
7 percent - 8 percent...............................................................    1,645.0      1,636.1      1,661.3
8 percent - 9 percent...............................................................      342.3        340.1        349.6
9 percent and above.................................................................      590.2        597.5        577.8
                                                                                       --------     --------     --------

       Total mortgage-backed securities.............................................   $6,997.9     $6,981.2     $6,971.9
                                                                                       ========     ========     ========

     The amortized cost and estimated fair value of mortgage-backed securities at March 31, 1999, summarized by type of security, were as follows:

                                                                                                Estimated fair value
                                                                                            ----------------------------
                                                                                                               Percent
                                                                            Amortized                          of fixed
Type                                                                          cost            Amount          maturities
----                                                                          ----            ------          ----------
                                                                                (Dollars in millions)

Pass-throughs and sequential and targeted amortization classes............  $4,047.0        $4,073.2              18%
Planned amortization classes and accretion-directed bonds.................   1,802.6         1,787.4               8
Subordinated classes .....................................................   1,099.9         1,077.8               5
Other.....................................................................      31.7            33.5               -
                                                                            --------        --------              --

                                                                            $6,981.2        $6,971.9              31%
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

                         CONSECO, INC. AND SUBSIDIARIES
                              --------------------

as the underlying mortgage collateral experiences prepayments within a certain range. Changes in prepayment rates are first absorbed by support classes. This insulates the planned amortization classes from the consequences of both faster prepayments (average life shortening) and slower prepayments (average life extension).

     Subordinated CMO classes have both prepayment and credit risk. The subordinated classes are used to enhance the credit quality of the senior securities, and as such, rating agencies require that this support not deteriorate due to the prepayment of the subordinated securities. The credit risk of subordinated classes is derived from the negative leverage of owning a small percentage of the underlying mortgage loan collateral while bearing a majority of the risk of loss due to propertyowner defaults.

     At March 31, 1999, the mortgage loan balance was primarily comprised of commercial loans. Less than 1 percent of the mortgage loan balance was noncurrent (loans which are two or more scheduled payments past due) at March 31, 1999.

     At March 31, 1999, we held $71.9 million of trading securities that are included in other invested assets. Other invested assets also included $533.8 million of investments held in a trust for the benefit of the purchasers of certain investment products of our investment management subsidiary. Such invested assets are largely offset by the liability account, "liabilities related to deposit products," the value of which fluctuates in relationship to changes in the values of the investments. Because we hold the residual interests in the cash flows from the trust and actively manage its investments, we are required to include the accounts of the trust in our consolidated financial statements.

     Investment borrowings averaged approximately $997.4 million during the first three months of 1999, compared with approximately $1,280.3 million during the same period of 1998 and were collateralized by investment securities with fair values approximately equal to the loan value. The weighted average interest rates on such borrowings were 5.1 percent and 5.4 percent during the first three months of 1999 and 1998, respectively.

     STATUTORY INFORMATION

     Statutory accounting practices prescribed or permitted for the Company's insurance subsidiaries by regulatory authorities differ from generally accepted accounting principles. The Company's life insurance subsidiaries reported the following amounts to regulatory agencies at March 31, 1999, after appropriate eliminations of intercompany accounts among such subsidiaries (dollars in millions):

                  Statutory capital and surplus ..................................    $1,833.9
                  Asset valuation reserve ("AVR").................................       375.2
                  Interest maintenance reserve ("IMR")............................       578.6
                  Portion of surplus debenture carried as a liability ............        33.4
                                                                                      --------

                     Total........................................................    $2,821.1
                                                                                      ========

     The ratio of such consolidated statutory account balances to consolidated statutory liabilities (excluding AVR, IMR, the portion of surplus debentures carried as a liability, liabilities from separate account business and short-term collateralized borrowings) was 11.6 percent at March 31, 1999, and
11.8 percent at December 31, 1998.

     Combined statutory net income of the Company's life insurance subsidiaries was $79.6 million and $87.3 million in the first three months of 1999 and 1998, respectively, after appropriate eliminations of intercompany amounts among such subsidiaries, but before elimination of intercompany amounts between such subsidiaries and non-life subsidiaries and the parent company.

     The statutory capital and surplus of the insurance subsidiaries include surplus debentures issued to the parent holding companies totaling $1,400.7 million. Payments of interest and principal on such debentures are generally subject to the approval of the insurance department of the subsidiary's state of domicile. During the first three months of 1999, our life insurance subsidiaries made scheduled principal payments on surplus debentures of $32.1 million.

     State insurance laws generally restrict the ability of insurance companies to pay dividends or make other distributions. Net assets of the Company's wholly owned life insurance subsidiaries, determined in accordance with GAAP, aggregated approximately $8.4 billion at March 31, 1999. During the first three months of 1999, our life insurance subsidiaries paid ordinary

                         CONSECO, INC. AND SUBSIDIARIES
                              --------------------

dividends of $36 million to the parent holding companies. During the remainder of 1999, the life insurance subsidiaries may pay additional dividends of $166.5 million without the permission of state regulatory authorities.

     YEAR-2000 MATTERS

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

     We currently estimate that the total expense of our year-2000 projects will be approximately $73 million. This expense is not material to Conseco's financial position and we are funding it through operating cash flows. Approximately 80 percent of this expense was incurred in periods prior to March 31, 1999. This expense related primarily to modifying existing software systems.

     The impact of year-2000 issues will depend not only on the corrective actions we take, but also on the way in which year- 2000 issues are addressed by governmental agencies, businesses and other third parties: (i) that provide services, utilities or data to the Company; (ii) that receive services or data from the Company; or (iii) whose financial condition or operating capability is important to the Company. We are in the process of identifying risks and updating assessments of potential year-2000 risks associated with our external business relationships, such as third-party administrators, utilities and financial institutions. These procedures are necessarily limited to matters over which we are able to reasonably exercise control. We have been informed by our key financial institutions and utilities that they will be year-2000 ready at year-end 1999.

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

                         CONSECO, INC. AND SUBSIDIARIES
                              --------------------

     FORWARD-LOOKING STATEMENTS

     All statements, trend analyses and other information contained in this report and elsewhere (such as in filings by Conseco with the Securities and Exchange Commission, press releases, presentations by Conseco or its management or oral statements) relative to markets for Conseco's products and trends in Conseco's operations or financial results, as well as other statements including words such as "anticipate," "believe," "plan," "estimate," "expect," "intend," "should," "could," "goal," "target," and other similar expressions, constitute forward-looking statements under the Private Securities Litigation Reform Act of 1995. These forward-looking statements are subject to known and unknown risks, uncertainties and other factors which may cause actual results to be materially different from those contemplated by the forward-looking statements. Such factors include, among other things: (i) general economic conditions and other factors, including prevailing interest rate levels, stock and credit market performance and health care inflation, which may affect (among other things) Conseco's ability to sell its products, its ability to make loans and access capital resources and the costs associated therewith, the market value of Conseco's investments, the lapse rate and profitability of policies, and the level of defaults and prepayments of loans made by Conseco; (ii) Conseco's ability to achieve anticipated synergies and levels of operational efficiencies;
(iii) customer response to new products, distribution channels and marketing initiatives; (iv) mortality, morbidity, usage of health care services and other factors which may affect the profitability of Conseco's insurance products; (v) changes in the Federal income tax laws and regulations which may affect the relative tax advantages of some of Conseco's products; (vi) increasing competition in the sale of insurance and annuities and in the finance business;
(vii) regulatory changes or actions, including those relating to regulation of financial services affecting (among other things) bank sales and underwriting of insurance products, regulation of the sale, underwriting and pricing of insurance products, and health care regulation affecting health insurance products; (viii) the ability of Conseco and its vendors and other external parties to achieve Year 2000 readiness for significant systems and operations on a timely basis; (ix) the availability and terms of future acquisitions; and (x) the risk factors or uncertainties listed from time to time in Conseco's filings with the Securities and Exchange Commission.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Our market risks, and the way we manage them, are summarized in management's discussion and analysis of financial condition and results of operations as of December 31, 1998, included in the Company's Form 10-K for the year ended December 31, 1998. There have been no material changes in the first quarter of 1999 to such risks or our management of such risks.

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

     In addition, the Company and its subsidiaries are involved on an ongoing basis in lawsuits related to its operations. Although the ultimate outcome of certain of such matters cannot be predicted, such lawsuits currently pending against the Company or its subsidiaries are not expected, individually or in the aggregate, to have a material adverse effect on the Company's consolidated financial condition, cash flows or results of operations.

     ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

      a)     Exhibits.

             10.8.12 Guaranty regarding Director, Officer and Key Employee Stock Purchase Plan

             12.1     Computation  of  Ratio  of   Earnings  to  Fixed  Charges,
                      Preferred   Dividends  and   Distributions   on   Company-
                      obligated Mandatorily Redeemable Preferred Securities of Subsidiary Trusts

             27.0     Financial Data Schedule

      b) Reports on Form 8-K - None.

                         CONSECO, INC. AND SUBSIDIARIES
                              --------------------




                                    SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                       CONSECO, INC.


Dated:  May 14, 1999             By:   /s/ ROLLIN M. DICK
                                       ------------------
                                       Rollin M. Dick
                                       Executive Vice President and
                                         Chief Financial Officer
                                         (authorized officer and principal
                                         financial officer)