Form 10-Q
period 1999-06-30
CONSECO INC
filed 1999-08-16
CIK 719241

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

                  For the quarterly period ended June 30, 1999

      [   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from ______ to ______

                          Commission File Number 1-9250


                                 Conseco, Inc.

             Indiana                                   No. 35-1468632
      ----------------------                    --------------------------------
      State of Incorporation                    IRS Employer Identification No.


    11825 N. Pennsylvania Street
      Carmel, Indiana  46032                             (317) 817-6100
--------------------------------------                   --------------
Address of principal executive offices                      Telephone


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [ X ] No [ ]



       Shares of common stock outstanding as of July 30, 1999: 327,054,211

================================================================================


                         PART I - FINANCIAL INFORMATION

                         ITEM 1. FINANCIAL STATEMENTS.

                         CONSECO, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                              (Dollars in millions)

                                     ASSETS


                                                                                                 June 30,      December 31,
                                                                                                   1999            1998
                                                                                                   ----            ----
                                                                                                (unaudited)

Investments:
   Actively managed fixed maturities at fair value (amortized cost: 1999 - $23,336.8;
     1998 - $21,848.3)........................................................................   $22,385.5       $21,827.3
   Interest-only securities at fair value (amortized cost: 1999 - $1,518.6; 1998 - $1,313.6)..     1,429.9         1,305.4
   Equity securities at fair value (cost: 1999 - $456.8; 1998 - $373.0).......................       474.4           376.4
   Mortgage loans.............................................................................     1,243.4         1,130.2
   Policy loans...............................................................................       672.3           685.6
   Other invested assets .....................................................................     1,129.8         1,259.8
   Short-term investments.....................................................................     1,136.5         1,704.7
   Assets held in separate accounts...........................................................     1,180.0           899.4
                                                                                                 ---------       ---------

       Total investments......................................................................    29,651.8        29,188.8

Accrued investment income.....................................................................       456.6           383.8
Finance receivables...........................................................................     4,011.0         3,299.5
Cost of policies purchased....................................................................     2,453.2         2,425.2
Cost of policies produced.....................................................................     1,775.5         1,453.9
Reinsurance receivables.......................................................................       966.0           734.8
Goodwill......................................................................................     3,906.0         3,960.2
Cash held in segregated accounts for investors................................................       895.3           843.7
Other assets..................................................................................     1,417.1         1,310.0
                                                                                                 ---------       ---------

       Total assets...........................................................................   $45,532.5       $43,599.9
                                                                                                 =========       =========


                            (continued on next page)












               The accompanying notes are an integral part of the
                       consolidated financial statements.



                         CONSECO, INC. AND SUBSIDIARIES

                      CONSOLIDATED BALANCE SHEET, continued
                              (Dollars in millions)

                      LIABILITIES AND SHAREHOLDERS' EQUITY


                                                                                                 June 30,      December 31,
                                                                                                   1999            1998
                                                                                                   ----            ----
                                                                                                (unaudited)
Liabilities:
   Liabilities for insurance and asset accumulation products:
     Interest-sensitive products..............................................................   $17,379.4       $17,229.4
     Traditional products.....................................................................     6,532.2         6,391.6
     Claims payable and other policyholder funds..............................................     1,408.8         1,491.5
     Unearned premiums........................................................................       378.2           376.6
     Liabilities related to separate accounts.................................................     1,180.0           899.4
     Liabilities related to deposit products..................................................       938.2           541.7
   Investor payables..........................................................................       895.3           843.7
   Other liabilities..........................................................................     1,992.2         1,980.7
   Income tax liabilities.....................................................................        18.8           197.1
   Investment borrowings......................................................................     1,349.3           956.2
   Notes payable and commercial paper:
     Corporate................................................................................     2,899.6         2,932.2
     Finance..................................................................................     3,103.7         2,389.3
                                                                                                 ---------       ---------

         Total liabilities....................................................................    38,075.7        36,229.4
                                                                                                 ---------       ---------

Minority interest:
   Company-obligated mandatorily redeemable preferred securities
     of subsidiary trusts.....................................................................     2,100.2         2,096.9

Shareholders' equity:
   Preferred stock............................................................................         -             105.5
   Common stock and additional paid-in capital (no par value, 1,000,000,000 shares authorized, shares issued and outstanding: 1999 - 326,730,615;
     1998 - 315,843,609)......................................................................     2,940.5         2,736.5
   Accumulated other comprehensive loss (net of applicable deferred income taxes:
     1999 - $(297.4); 1998 - $(16.3)).........................................................      (547.3)          (28.4)
   Retained earnings..........................................................................     2,963.4         2,460.0
                                                                                                 ---------       ---------

         Total shareholders' equity...........................................................     5,356.6         5,273.6
                                                                                                 ---------       ---------

         Total liabilities and shareholders' equity...........................................   $45,532.5       $43,599.9
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



                         CONSECO, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF OPERATIONS
                 (Dollars in millions except per share amounts)
                                   (unaudited)

                                                                           Three months ended           Six months ended
                                                                                 June 30,                   June 30,
                                                                          --------------------         -------------------
                                                                          1999            1998         1999           1998
                                                                          ----            ----         ----           ----
Revenues:
   Insurance policy income...........................................    $1,020.0     $   989.8      $2,027.4        $1,979.9
   Net investment income.............................................       709.1         599.4       1,355.5         1,266.2
   Gain on sale of finance receivables...............................       226.0         127.6         425.8           271.3
   Net investment gains (losses).....................................       (22.9)         12.3         (21.9)          117.1
   Fee revenue and other income......................................       121.3          88.1         232.6           167.5
                                                                         --------     ---------      --------        --------

       Total revenues................................................     2,053.5       1,817.2       4,019.4         3,802.0
                                                                         --------      --------      --------        --------

Benefits and expenses:
   Insurance policy benefits.........................................       920.5         886.6       1,810.2         1,841.0
   Interest expense..................................................       125.5         108.9         236.1           215.3
   Amortization......................................................       153.2         147.7         304.6           351.2
   Other operating costs and expenses................................       347.2         309.8         653.9           609.7
   Impairment charge.................................................         -           549.4           -             549.4
   Nonrecurring charges..............................................         -           148.0           -             148.0
                                                                         --------     ---------      --------        --------

       Total benefits and expenses...................................     1,546.4       2,150.4       3,004.8         3,714.6
                                                                         --------     ---------      --------        --------

       Income (loss) before income taxes, minority interest
         and extraordinary charge ...................................       507.1        (333.2)      1,014.6            87.4

Income tax expense (benefit).........................................       179.3         (64.3)        359.5           105.9
                                                                         --------     ---------      --------        --------

       Income (loss) before minority interest and extraordinary
         charge .....................................................       327.8        (268.9)        655.1           (18.5)

Minority interest - distributions on Company-obligated mandatorily redeemable preferred securities of subsidiary trusts, net of
   income taxes......................................................        30.3          18.8          60.5            38.2
                                                                         --------     ---------      --------        --------

       Income (loss) before extraordinary charge ....................       297.5        (287.7)        594.6           (56.7)

Extraordinary charge on extinguishment of debt, net of income
   taxes.............................................................         -            13.9           -              30.3
                                                                         --------     ---------      --------        --------

       Net income (loss).............................................       297.5        (301.6)        594.6           (87.0)

Less preferred stock dividends.......................................         -             2.2            .6             4.2
                                                                         --------     ---------      --------        --------

       Net income (loss) applicable to common stock..................    $  297.5     $  (303.8)     $  594.0        $  (91.2)
                                                                         ========     =========      ========        ========

Earnings (loss) per common share:
   Basic:
     Weighted average shares outstanding............................. 323,576,000   310,326,000    322,111,000    309,648,000
     Net income (loss) before extraordinary charge...................        $.92         $(.94)        $1.84           $(.19)
     Extraordinary charge............................................         -             .04           -               .10
                                                                             ----         -----         -----           -----

       Net income (loss).............................................        $.92         $(.98)        $1.84           $(.29)
                                                                             ====         =====         =====           =====

   Diluted:
     Weighted average shares outstanding............................. 331,201,000   310,326,000   331,155,000     309,648,000
     Net income (loss) before extraordinary charge...................        $.90         $(.94)        $1.80           $(.19)
     Extraordinary charge............................................         -             .04           -               .10
                                                                             ----         -----         -----           -----

       Net income (loss).............................................        $.90         $(.98)        $1.80           $(.29)
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



                         CONSECO, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                              (Dollars in millions)
                                   (unaudited)

                                                                             Common stock     Accumulated other
                                                                 Preferred  and additional      comprehensive      Retained
                                                        Total      stock    paid-in capital     income (loss)      earnings
                                                        -----      -----    ---------------     -------------      --------

Balance, January 1, 1999.............................  $5,273.6    $105.5       $2,736.5          $  (28.4)          $2,460.0

   Comprehensive income, net of tax:
     Net income......................................     594.6                                                         594.6
     Change in unrealized depreciation of
       investments (net of applicable income tax
       benefit of $281.1)............................    (518.9)      -              -              (518.9)               -
                                                       --------

         Total comprehensive income..................      75.7

   Issuance of common shares.........................     163.5       -            163.5               -                  -
   Tax benefit related to issuance of shares under
     stock option plans..............................      24.4       -             24.4               -                  -
   Conversion of preferred stock into common
     shares..........................................       -      (105.5)         105.5               -                  -
   Cost of shares acquired...........................     (89.4)      -            (89.4)              -                  -
   Dividends on common stock.........................     (90.6)      -              -                 -                (90.6)
   Dividends on preferred stock......................       (.6)      -              -                 -                  (.6)
                                                       ---------   -------      --------          -------            --------

Balance, June 30, 1999...............................  $5,356.6    $  -         $2,940.5           $(547.3)          $2,963.4
                                                       ========    ======       ========           =======           ========

Balance, January 1, 1998.............................  $5,213.9    $115.8       $2,619.8          $  200.6           $2,277.7

   Comprehensive loss, net of tax:
     Net loss........................................     (87.0)      -              -                 -                (87.0)
     Change in unrealized appreciation of
       investments (net of applicable income tax
       benefit of $1.9)..............................       (.3)      -              -                 (.3)               -
                                                       ---------

         Total comprehensive loss....................     (87.3)

   Conversion of preferred stock into common
     shares..........................................       -       (10.2)          10.2               -                  -
   Conversion of convertible debentures into
     common shares...................................      16.3       -             16.3               -                  -
   Issuance of shares for stock options and for
     employee benefit plans..........................     118.1       -            118.1               -                  -
   Tax benefit related to issuance of shares under
     stock option plans..............................      41.8       -             41.8               -                  -
   Issuance of warrants in conjunction with
     financing transaction...........................       7.7       -              7.7               -                  -
   Cost of shares acquired...........................    (271.2)      -           (152.7)              -               (118.5)
   Dividends on common stock.........................     (70.4)      -              -                 -                (70.4)
   Dividends on preferred stock......................      (4.2)      -              -                 -                 (4.2)
                                                       --------    ------       --------          --------           --------

Balance, June 30, 1998...............................  $4,964.7    $105.6       $2,661.2          $  200.3           $1,997.6
                                                       ========    ======       ========          ========           ========



               The accompanying notes are an integral part of the
                       consolidated financial statements.



                         CONSECO, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                              (Dollars in millions)
                                   (unaudited)
                                                                                                      Six months ended
                                                                                                           June 30,
                                                                                                  ------------------------
                                                                                                  1999                1998
                                                                                                  ----                ----
Cash flows from operating activities:
   Net income (loss)......................................................................... $    594.6          $    (87.0)
   Adjustments to reconcile net income (loss) to net cash provided by operating activities:
     Gain on sale of finance receivables.....................................................     (425.8)             (271.3)
     Points and origination fees received....................................................      243.2               110.2
     Interest-only securities investment income..............................................      (91.5)              (59.8)
     Cash received from interest-only securities.............................................      234.1               156.6
     Servicing income........................................................................      (81.1)              (67.0)
     Cash received from servicing activities.................................................       86.1                78.2
     Amortization and depreciation...........................................................      344.2               382.3
     Income taxes............................................................................      176.7              (184.6)
     Insurance liabilities...................................................................      149.3                (7.4)
     Accrual and amortization of investment income...........................................      (96.7)              (16.0)
     Deferral of cost of policies produced and purchased.....................................     (386.8)             (405.8)
     Nonrecurring and impairment charges.....................................................        -                 692.7
     Minority interest.......................................................................       93.0                58.4
     Extraordinary charge on extinguishment of debt..........................................        -                  46.9
     Net investment (gains) losses...........................................................       21.9              (117.1)
     Other...................................................................................      (34.6)               78.6
                                                                                              -----------         ----------

       Net cash provided by operating activities before settlement of prior year taxes.......      826.6               387.9

     Payment of taxes in settlement of prior years...........................................      (85.1)                -
                                                                                              ------------        ----------

       Net cash provided by operating activities.............................................       741.5              387.9
                                                                                              -----------         ----------

Cash flows from investing activities:
   Sales of investments......................................................................    8,620.5            15,704.9
   Maturities and redemptions of investments.................................................      598.6               734.8
   Purchases of investments..................................................................  (10,687.2)          (16,254.3)
   Cash received from the sale of finance receivables, net of expenses.......................    6,810.3             5,299.6
   Principal payments received on finance receivables........................................    3,960.3             2,598.9
   Finance receivables originated............................................................  (11,790.3)           (9,434.3)
   Other.....................................................................................      (76.5)              (87.4)
                                                                                              ------------        ----------

       Net cash used by investing activities ................................................   (2,564.3)           (1,437.8)
                                                                                              ----------          ----------

Cash flows from financing activities:
   Issuance of notes payable and commercial paper............................................    9,077.4             7,712.9
   Issuance of common shares.................................................................      101.5               103.0
   Issuance of Company-obligated mandatorily redeemable preferred securities of
     subsidiary trusts.......................................................................        -                   3.7
   Payments on notes payable and commercial paper............................................   (8,438.0)           (6,219.0)
   Payments to repurchase equity securities..................................................      (29.5)             (236.0)
   Investment borrowings.....................................................................      393.1              (209.9)
   Amounts received for investments in deposit products......................................    1,746.4             1,292.6
   Withdrawals from deposit products.........................................................   (1,425.7)           (1,410.5)
   Distributions on Company-obligated mandatorily redeemable preferred securities of
     subsidiary trusts and common and preferred stock dividends..............................     (170.6)             (130.1)
                                                                                              ----------          ----------

       Net cash provided by financing activities.............................................    1,254.6               906.7
                                                                                              ----------          ----------

       Net decrease in short-term investments................................................     (568.2)             (143.2)

Short-term investments, beginning of period..................................................    1,704.7             1,154.7
                                                                                              ----------          ----------

Short-term investments, end of period........................................................ $  1,136.5          $  1,011.5
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

     Consolidation issues. Our consolidated financial statements give retroactive effect to the merger (the "Green Tree Merger") with Green Tree Financial Corporation ("Green Tree") in a transaction accounted for as a pooling of interests (see "Green Tree Merger"). The pooling of interests method of accounting requires the restatement of all periods presented as if Conseco and Green Tree had always been combined. The consolidated statement of shareholders' equity therefore reflects the accounts of the Company as if the additional shares of Conseco common stock issued in the merger had been outstanding during all periods presented. We have eliminated intercompany transactions prior to the merger and we have made certain reclassifications to Green Tree's financial statements to conform to Conseco's presentation.

     Our consolidated financial statements exclude the results of material transactions between us and our consolidated affiliates, or among our consolidated affiliates.

     ADJUSTMENT TO ACTIVELY MANAGED FIXED MATURITY SECURITIES

     We classify our fixed maturity securities into three categories: (i) "actively managed" (which we carry at estimated fair value); (ii) "trading" (which we carry at estimated fair value); and (iii) "held to maturity" (which we carry at amortized cost). We held $71.2 million of trading securities at June 30, 1999, which we included in other invested assets. We held no fixed maturity securities in the held to maturity category at June 30, 1999.

                         CONSECO, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              --------------------

     Net unrealized losses on actively managed fixed maturity investments included in shareholders' equity were as follows:

                                                                                           June 30,     December 31,
                                                                                             1999           1998
                                                                                             ----           ----
                                                                                              (Dollars in millions)
Unrealized losses on actively managed fixed maturity investments, net of
    unrealized gains....................................................................    $(951.3)        $(21.0)
Adjustments to cost of policies purchased and cost of policies produced.................      186.5           10.4
Deferred income tax benefit.............................................................      268.4            6.4
Other...................................................................................       (2.0)          (7.7)
                                                                                            -------         ------

       Net unrealized losses on actively managed fixed maturity investments.............    $(498.4)        $(11.9)
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

   The results of operations for Conseco and Green Tree, separately and combined, for periods prior to the merger were as follows:

                                                                             Three months ended       Six months ended
                                                                               June 30, 1998            June 30, 1998
                                                                              -----------------       ----------------
                                                                                         (Dollars in millions)
Revenues:
   Conseco................................................................       $1,533.1                   $3,232.1
   Green Tree.............................................................          284.9                      570.7
   Elimination of intercompany revenues...................................            (.8)                       (.8)
                                                                                 --------                   --------

     Combined.............................................................       $1,817.2                   $3,802.0
                                                                                 ========                   ========

Net income (loss):
   Conseco................................................................       $  123.6  (1)              $  274.7 (1)
   Green Tree (including nonrecurring charges)............................         (422.4) (2)                (358.9)(2)
   Elimination of intercompany net income.................................           (2.8)                      (2.8)
                                                                                 --------                   --------

     Combined.............................................................       $ (301.6)                  $  (87.0)
                                                                                 ========                   ========

--------------------
(1) Includes nonrecurring charges of $40.0 million (net of income taxes) related to the Green Tree Merger, including investment banking, accounting, legal and regulatory fees and other costs.

(2) Includes: (i) an impairment charge of $355.8 million (net of income taxes) to reduce the carrying value of the interest-only securities and servicing rights; and (ii) nonrecurring charges of $108.0 million (net of income taxes) related to the Green Tree Merger, including investment banking, accounting, legal and regulatory fees and other costs.

                                        8

                         CONSECO, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              --------------------

     FINANCE RECEIVABLES AND INTEREST-ONLY SECURITIES

     Finance receivables, summarized by type, were as follows:

                                                                                June 30,       December 31,
                                                                                  1999             1998
                                                                                  ----             ----
                                                                                   (Dollars in millions)

Manufactured housing.........................................................   $  691.6         $  798.8
Mortgage services............................................................      963.0            603.5
Consumer/credit card.........................................................      731.3            587.3
Commercial...................................................................    1,680.1          1,352.9
                                                                                --------         --------

                                                                                 4,066.0          3,342.5

Less allowance for doubtful accounts.........................................       55.0             43.0
                                                                                --------         --------

     Net finance receivables.................................................   $4,011.0         $3,299.5
                                                                                ========         ========

     We pool and securitize substantially all of the finance receivables we originate. In a typical securitization, we establish a special-purpose entity for the limited purpose of purchasing the finance receivables. This special-purpose entity issues and sells interest-bearing securities that represent interests in the receivables, collateralized by the underlying pool of finance receivables. We, in turn, receive the proceeds from the sale of the securities, which are typically sold at the same amount as the principal balance of the receivables sold. We retain a residual interest, which represents the right to receive, over the life of the pool of receivables: (i) the excess of the principal and interest received on the receivables transferred to the special-purpose entity over the principal and interest paid to the holders of other interests in the securitization; and (ii) servicing fees.

     In some securitizations, we also retain certain lower-rated securities that are senior in payment priority to the interest-only securities. Such retained securities had a fair market value and amortized cost of $661.7 million and $684.8 million, respectively, at June 30, 1999, and were classified as actively managed fixed maturity securities.

     During the first six months of 1999 and 1998, the Company sold $7.2 billion and $5.4 billion, respectively, of finance receivables in various securitized transactions and recognized gains of $425.8 million and $271.3 million, respectively.

     We record the interest-only security initially at a value representing an allocated portion of the cost basis of the finance receivables sold. We adjust this value to estimated fair value each quarter. We used the assumptions in the table below to determine the initial value of the interest-only securities related to new securitizations in the first six months of 1999. The difference between estimated fair value and the security's book value is included in unrealized depreciation of investments.

                                                      Manufactured        Home equity/       Consumer/
                                                         housing        home improvement     equipment           Total
                                                         -------        ----------------     ---------           -----
                                                                                (Dollars in millions)

Cumulative amounts:
   Interest-only securities at fair value............$   745.1           $  487.8           $  197.0        $ 1,429.9
   Principal balance of sold finance receivables (a). 22,356.8            9,337.6            3,852.5         35,546.9
Related to securitizations completed in the quarter:
   Weighted average stated customer interest rate
      on finance receivables sold during the
      quarter (a) (b)................................      9.5%              11.5%              10.8%
   Expected weighted average annual constant
      prepayment rate as a percentage of principal
      balance of finance receivables sold during the
      quarter (a) (c)................................     10.7%              28.1%              18.9%
   Expected nondiscounted credit losses as a
      percentage of principal balance of finance
      receivables sold during the quarter (a) (c)....      8.8%               3.2%               1.7%
   Weighted average discount rate used for
      determining the gain on sale of finance
      receivables sold during the quarter............     15.0%              15.0%              15.0%






                         CONSECO, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              --------------------


--------------------

(a) Excludes finance receivables sold in revolving-trust securitizations.
(b) The stated interest rate reflects reductions in rates due to collection of points. Including such points, the effective yield on manufactured housing finance receivables was approximately 10.4 percent in the first six months of 1999.
(c) The valuation of interest-only securities is affected not only by the projected level of prepayments of principal and net credit losses, but also by the projected timing of such prepayments and net credit losses. Should such timing differ materially from our projections, it could have a material effect on the valuation of our interest-only securities.

     We used a 14 percent weighted average interest rate to discount expected cash flows of the interest-only securities in determining the fair value on the balance sheet at June 30, 1999.

     Credit quality was as follows:

                                                                                         June 30,
                                                                                  ---------------------
                                                                                  1999             1998
                                                                                  ----             ----


60-days-and-over delinquencies as a percentage
   of managed finance receivables at period end............................         1.09%            1.03%
                                                                                    ====             ====

Net credit losses incurred during the last twelve months as a percentage
   of average managed finance receivables during the period................         1.11%            1.09%
                                                                                    ====             ====

Repossessed collateral inventory as a percentage of managed finance
   receivables at period end...............................................         1.17%             .92%
                                                                                    ====            =====

     Activity in the interest-only securities account was as follows:

                                                                                    Six months ended
                                                                                          June 30,
                                                                                  -------------------
                                                                                  1999           1998
                                                                                  ----           ----
                                                                                  (Dollars in millions)

Balance, beginning of period................................................   $1,305.4        $1,398.7
   Additions resulting from securitizations during the period...............      347.6           312.5
   Investment income........................................................       91.5            59.8
   Cash received............................................................     (234.1)         (156.6)
   Impairment change to reduce carrying value...............................        -            (544.4)
   Change in unrealized depreciation charged to shareholders' equity........      (80.5)          (32.7)
                                                                               --------        --------

Balance, end of period......................................................   $1,429.9        $1,037.3
                                                                               ========        ========

                         CONSECO, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              --------------------

     EARNINGS PER SHARE

     A reconciliation of income and shares used to calculate basic and diluted earnings per share is as follows:

                                                                               Three months ended       Six months ended
                                                                                     June 30,                June 30,
                                                                               -------------------      ------------------
                                                                               1999           1998      1999          1998
                                                                               ----           ----      ----          ----
                                                                               (Dollars in millions and shares in thousands)
Income:
   Income (loss) before extraordinary charge.............................     $297.5        $(287.7)     $594.6     $(56.7)
   Preferred stock dividends.............................................        -              2.2          .6        4.2
                                                                              ------        -------      ------     ------

     Income (loss) before extraordinary charge applicable to common
       ownership for basic earnings per share............................      297.5         (289.9)      594.0      (60.9)

   Effect of dilutive securities:
     Preferred stock dividends...........................................        -              -            .6        -
                                                                              ------        -------      ------     ------

     Income (loss) before extraordinary charge applicable to common ownership and assumed conversions for diluted earnings per
       share.............................................................     $297.5        $(289.9)     $594.6     $(60.9)
                                                                              ======        =======      ======     ======
Shares:
   Weighted average shares outstanding for basic earnings per share......    323,576        310,326     322,111    309,648
   Effect of dilutive securities on weighted average shares:
     Stock options.......................................................      2,552            -         3,100        -
     Employee stock plans................................................      2,031            -         2,018        -
     Convertible securities..............................................      3,042            -         3,926        -
                                                                             -------        -------     -------    -------

         Dilutive potential common shares................................      7,625            -         9,044        -
                                                                             -------        -------     -------    -------

           Weighted average shares outstanding for diluted earnings
              per share.................................................     331,201        310,326     331,155    309,648
                                                                             =======        =======     =======    =======

     There were no dilutive common stock equivalents during the 1998 periods because of the net loss realized by the Company during such periods.

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

     Insurance and fee-based. We provide supplemental health, annuity, life, and individual and group major medical products to a broad spectrum of customers through several distribution channels, including career agents, professional independent producers and direct contact.

                         CONSECO, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              --------------------

Segment operating information was as follows:

                                                                               Three months ended          Six months ended
                                                                                     June 30,                  June 30,
                                                                               -------------------------  -----------------
                                                                               1999           1998        1999         1998
                                                                               ----           ----        ----         ----
                                                                                             (Dollars in millions)
Revenues:
   Insurance and fee-based segment:
     Insurance policy income............................................   $1,020.0        $  989.8      $2,027.4     $1,979.9
     Net investment income..............................................      560.0           505.0       1,082.0      1,088.3
     Fee and other revenue..............................................       33.7            26.0          62.4         46.8
     Net investment gains (losses)......................................      (22.9)           12.3         (21.9)       117.1
                                                                           --------        --------      --------     --------

       Total insurance and fee-based segment revenues...................    1,590.8         1,533.1       3,149.9      3,232.1
                                                                           --------        --------      --------     --------

   Finance segment:
     Net investment income..............................................      153.9            95.2         283.2        178.7
     Gain on sale of finance receivables................................      226.0           127.6         425.8        271.3
     Fee revenue and other income.......................................       87.6            62.1         170.2        120.7
                                                                           --------        --------      --------     --------

       Total finance segment revenues...................................      467.5           284.9         879.2        570.7
                                                                           --------        --------      --------     --------

   Eliminations.........................................................       (4.8)            (.8)         (9.7)         (.8)
                                                                           --------        --------      --------     --------

         Total revenues.................................................    2,053.5         1,817.2       4,019.4      3,802.0
                                                                           --------        --------      --------     --------

Expenses:
   Insurance and fee-based segment:
     Insurance policy benefits..........................................      920.5           886.6       1,810.2      1,841.0
     Amortization.......................................................      152.4           147.7         303.0        351.2
     Interest expense...................................................       16.6            18.2          28.4         37.1
     Other operating costs and expenses.................................      163.9           155.5         317.8        316.7
                                                                           --------        --------      --------     --------

       Total insurance and fee-based segment expenses...................    1,253.4         1,208.0       2,459.4      2,546.0
                                                                           --------        --------      --------     --------

   Finance segment:
     Interest expense...................................................       69.6            55.2         126.2        103.7
     Other operating costs and expenses.................................      172.5           150.6         322.4        285.5
     Impairment charge..................................................        -             549.4           -          549.4
     Nonrecurring charges...............................................        -             148.0           -          148.0
                                                                           ---------       --------      --------     --------

       Total finance segment expenses...................................      242.1           903.2         448.6      1,086.6
                                                                           --------        --------      --------     --------

   Not allocated to segments:
     Interest expense...................................................       44.1            36.3          91.2         75.3
     Other operating cost and expenses..................................       11.6             3.7          15.3          7.5
                                                                           --------        --------      --------     --------

       Total expenses not allocated to segments.........................       55.7            40.0         106.5         82.8
                                                                           --------        --------      --------     --------

   Eliminations.........................................................       (4.8)            (.8)         (9.7)         (.8)
                                                                           --------        --------      --------     --------

         Total expenses.................................................    1,546.4         2,150.4       3,004.8      3,714.6
                                                                           --------        --------      --------     --------

Income (loss) before income taxes, minority interest and extraordinary charge:
     Insurance operations...............................................      337.4           325.1         690.5        686.1
     Finance operations.................................................      225.4          (618.3)        430.6       (515.9)
     Corporate interest and other expenses..............................      (55.7)          (40.0)       (106.5)       (82.8)
                                                                           --------        --------      --------     --------

         Income (loss) before income taxes, minority interest and
           extraordinary charge.........................................   $  507.1        $ (333.2)     $1,014.6     $   87.4
                                                                           ========        ========      ========     ========

                         CONSECO, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              --------------------

     FINANCIAL INSTRUMENTS

     Our equity-indexed annuity products provide a guaranteed base rate of return and a higher potential return linked to the performance of the Standard & Poor's 500 Index ("S&P 500 Index"). We buy Standard & Poor's 500 Index Call Options (the "S&P 500 Call Options") in an effort to hedge potential increases to policyholder benefits resulting from increases in the S&P 500 Index to which the product's return is linked. We include the cost of the S&P 500 Call Options in the pricing of these products. The values of these options fluctuate in relation to changes in policyholder account balances for these annuities. We reflect changes in the value of these options in net investment income. During the six months of 1999 and 1998, net investment income included $84.4 million and $72.0 million, respectively, related to these changes. Such investment income was substantially offset by increases to policyholder account balances. The value of the S&P 500 Call Options was $165.1 million at June 30, 1999. We classify such instruments as other invested assets. We defer the premiums paid to purchase the S&P 500 Call Options and amortize them to investment income over their terms. Such amortization was $43.4 million and $18.6 million during the first six months of 1999 and 1998, respectively.

     For investment purposes, we entered into various interest-rate swap agreements having an aggregate notional principal amount of $2.0 billion at June 30, 1999. The agreements effectively exchange a fixed rate of interest on the notional amount for a floating rate. The agreements mature in various years through 2008 and have an average remaining life of 4.2 years (the average call date is 2.2 years). We mark such agreements to market each quarter, with the related gain (loss) classified as investment income in the consolidated statement of operations. At June 30, 1999, our interest-rate swap agreements had a fair value of $12.4 million.

     If the counterparties of these financial instruments fail to meet their obligations, Conseco may have to recognize a loss. Conseco limits its exposure to such a loss by diversifying among several counterparties believed to be strong and creditworthy. At June 30, 1999, all of the counterparties were rated "A" or higher by Standard & Poor's Corporation.

     In conjunction with certain sales of finance receivables, we provided guarantees aggregating approximately $1.7 billion at June 30, 1999. We believe the likelihood of a significant loss from such guarantees is remote.

     REINSURANCE

     The cost of reinsurance ceded totaled $232.7 million and $276.8 million in the first six months of 1999 and 1998, respectively. We deducted this cost from insurance policy income. Conseco is contingently liable for claims reinsured if the assuming company is unable to pay. Reinsurance recoveries netted against insurance policy benefits totaled $229.1 million and $238.0 million in the first six months of 1999 and 1998, respectively.

                         CONSECO, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              --------------------

     CORPORATE NOTES PAYABLE AND COMMERCIAL PAPER

     Corporate notes payable and commercial paper (together with interest rates as of June 30, 1999) were as follows:

                                                                                        June 30,     December 31,
                                                                                          1999           1998
                                                                                          ----           ----
                                                                                          (Dollars in millions)

Commercial paper (5.39%)............................................................   $  763.0        $  784.4
Bank credit facilities (5.39%)......................................................       86.6           372.3
Notes payable (5.6%)...............................................................       400.0           400.0
6.4% notes due 2001.................................................................      550.0           550.0
6.4% notes due 2003.................................................................      250.0           250.0
6.5% convertible subordinated notes due 2003........................................       86.0            86.0
6.8% senior notes due 2005..........................................................      250.0           250.0
7.6% senior notes due 2001..........................................................      275.0             -
7.875% notes due 2000...............................................................      150.0           150.0
8.125% senior notes due 2003........................................................       63.5            63.5
10.5% senior notes due 2004.........................................................       24.5            24.5
Other...............................................................................       12.1            13.5
                                                                                       --------        --------

     Total principal amount.........................................................    2,910.7         2,944.2

Less unamortized net discount.......................................................       11.1            12.0
                                                                                       --------        --------

     Total..........................................................................   $2,899.6        $2,932.2
                                                                                       ========        ========

     Our current bank credit facilities allow us to borrow up to $2.5 billion, of which $1.5 billion may be borrowed until 2003 and $1.0 billion may be borrowed until September 1999. Actual borrowings at June 30, 1999, totaled $1,250.0 million (of which $1,163.4 million was used to finance the funding of finance receivables and is classified as finance notes payable - See "Changes in Finance Notes Payable"). The credit facility requires us to maintain various financial ratios, as defined in the agreement, including: (i) a debt-to-total capitalization ratio less than .45:1 (such ratio was .36:1 at June 30, 1999); and (ii) an interest coverage ratio greater than 2.0:1 during the period October 1, 1998 through September 30, 1999, greater than 2.25:1 for the period October 1, 1999 through September 30, 2001 and greater than 2.50:1 thereafter (such ratio was 4.89:1 for the period ended June 30, 1999). Our unsecured bank credit facilities are used to support our commercial paper program.

     In June 1999, the Company issued $275.0 million of senior notes. Such notes are due June 21, 2001 and bear interest at 7.6 percent. The net proceeds were used to reduce amounts outstanding under our bank credit facilities and commercial paper program.

     Borrowings under our commercial paper program averaged approximately $1,069.2 million during the first six months of 1999, at a weighted average interest rate of 5.14 percent.

                         CONSECO, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              --------------------

     CHANGES IN FINANCE NOTES PAYABLE

     Notes payable (together with interest rates as of June 30, 1999) related to our financing activities were as follows:

                                                                                        June 30,     December 31,
                                                                                          1999           1998
                                                                                          ----           ----
                                                                                          (Dollars in millions)

Bank credit facilities (5.39%)......................................................   $1,163.4        $  877.7
Master repurchase agreements due on various dates in 1999
   and 2000 (6.35%).................................................................    1,009.1           780.6
Credit facility collateralized by retained interests in securitizations
   due 2000 (7.16%).................................................................      500.0           300.0
10.25% senior subordinated notes due 2002...........................................      193.6           194.0
Medium term notes due October 1999 to April 2003 (6.58%)............................      238.7           238.7
Other...............................................................................        3.2             3.2
                                                                                       --------        --------

   Total principal amount...........................................................    3,108.0         2,394.2

Less unamortized net discount.......................................................        4.3             4.9
                                                                                       --------        --------

   Total............................................................................   $3,103.7        $2,389.3
                                                                                       ========        ========

     As of June 30, 1999, we had $5.0 billion of master repurchase agreement capacity (of which $1,009.1 million was outstanding at June 30, 1999) with various investment banking firms, subject to the availability of eligible collateral. The agreements generally provide for one-year terms, which can be extended each quarter by mutual agreement of the parties for an additional year, based upon the financial performance of our finance segment.

     CHANGES IN PREFERRED STOCK

     In February 1999, we redeemed all $105.5 million (carrying value) of outstanding shares of Preferred Redeemable Increased Dividend Equity Securities, 7% PRIDES Convertible Preferred Stock ("PRIDES") in exchange for 5.9 million shares of Conseco common stock.

     CHANGES IN COMMON STOCK

     Changes in the number of shares of common stock outstanding were as follows (shares in thousands):

                                                                                                     Six months ended
                                                                                                          June 30,
                                                                                                     -------------------
                                                                                                     1999           1998
                                                                                                     ----           ----
Balance, beginning of period...................................................................    315,844        310,012
   Stock options exercised.....................................................................      4,718          6,389
   Stock warrants exercised....................................................................        -              862
   Issuance of shares..........................................................................      3,115            -
   Common shares converted from convertible subordinated debentures............................        -              540
   Common shares converted from PRIDES.........................................................      5,904            573
   Common stock acquired under option exercise and repurchase programs.........................     (2,900)        (5,989)
   Shares issued under employee benefit and compensation plans.................................         50            674
   Shares returned by former executive due to recomputation of bonus...........................        -             (698)
                                                                                                   -------        -------

Balance, end of period.........................................................................    326,731        312,363
                                                                                                   =======        =======

                                       15

                         CONSECO, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              --------------------

     On June 30, 1999, we sold 3.1 million shares of our common stock to an unaffiliated party (the "Buyer") at the then-current market value of $29.0625 per share. Proceeds from the sale of $89.4 million (net of issuance costs of $1.1 million) were used to repay certain indebtedness of the Company. Simultaneous with the issuance of the common stock, we entered into a forward transaction with the Buyer to be settled at $29.0625 per share on or before December 15, 1999, in a method of our choosing (i.e., we may select cash settlement, transfer of net shares to or from the Buyer, or transfer of net cash to or from the Buyer). In the interim, we will make payments to the Buyer equivalent to a total fixed return of LIBOR plus 65 basis points for the length of time the forward transaction is outstanding.

     RECENTLY ISSUED ACCOUNTING STANDARDS

     Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended, ("SFAS 133") requires all derivative instruments to be recorded on the balance sheet at estimated fair value. Changes in the fair value of derivative instruments are to be recorded each period either in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, on the type of hedge transaction. We are required to implement the provisions of SFAS 133 for the year 2001. We are currently evaluating the impact of SFAS 133. At present, we believe it will not have a material effect on either our consolidated financial position or our results of operations.

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

                         CONSECO, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              --------------------

     CONSOLIDATED STATEMENT OF CASH FLOWS

     The following disclosures supplement our consolidated statement of cash flows:

                                                                                                      Six months ended
                                                                                                          June 30,
                                                                                                      -----------------
                                                                                                      1999         1998
                                                                                                      ----         ----
                                                                                                     (Dollars in millions)
Non-cash items not reflected in the consolidated statement of cash flows:
   Issuance of common stock under stock option and employee benefit plans........................   $  2.1       $  3.3
   Tax benefit related to the issuance of common stock under employee benefit plans..............     24.4         41.8
   Conversion of debt and preferred stock into common stock......................................    105.5         26.5
   Shares returned by former executive due to recomputation of bonus.............................      -           23.4
   Issuance of stock warrants in conjunction with financing transaction..........................      -            7.7

                         CONSECO, INC. AND SUBSIDIARIES
                              --------------------

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     In this section, we review Conseco's consolidated results of operations for the three and six months ended June 30, 1999 and 1998, and significant changes in our consolidated financial condition. Please read this discussion in conjunction with the accompanying consolidated financial statements and notes.

     Consolidated results and analysis

     Our second quarter 1999 operating earnings were $316.3 million, or 96 cents per diluted share, up 41 percent and 33 percent, respectively, over the second quarter of 1998. Operating earnings during the first six months of 1999 were $619.3 million, or $1.87 per diluted share, up 36 percent and 28 percent, respectively, over the first six months of 1998. Operating earnings from the insurance segment increased as a result of the growth and increased profitability of the business in force. Operating earnings from the finance segment increased primarily as a result of portfolio growth which increased income from sales of receivables, interest, servicing and commissions.

     Net income of $297.5 million in the second quarter of 1999, or 90 cents per diluted share, included net investment losses (including related costs, amortization and taxes) of $18.8 million, or 6 cents per share. The net loss of $301.6 million in the second quarter of 1998, or 98 cents per diluted share, included: (i) net investment losses of $8.6 million, or 3 cents per share; (ii) nonrecurring and impairment charges of $503.8 million, or $1.63 per share, related to the Green Tree Merger; and (iii) an extraordinary charge of $13.9 million, or 4 cents per share, related to the early retirement of debt. Net income of $594.6 million in the first six months of 1999, or $1.80 per diluted share, included net investment losses (including related costs, amortization and taxes) of $24.7 million, or 8 cents per share. The net loss of $87.0 million in the first six months of 1998, or 29 cents per diluted share, included: (i) net investment losses of $8.6 million, or 2 cents per share; (ii) nonrecurring and impairment charges of $503.8 million, or $1.63 per share, related to the Green Tree Merger; and (iii) an extraordinary charge of $30.3 million, or 10 cents per share, related to the early retirement of debt.

     Total revenues in the second quarters of 1999 and 1998 included net investment losses of $22.9 million and net investment gains of $12.3 million, respectively. Excluding net investment gains (losses), total revenues were $2,076.4 million in the second quarter of 1999, up 15 percent from $1,804.9 million in the second quarter of 1998. Total revenues in the first six months of 1999 and 1998 included net investment losses of $21.9 million and net investment gains of $117.1 million, respectively. Excluding net investment gains (losses), total revenues were $4,041.3 million in the first six months of 1999, up 9.7 percent from $3,684.9 million in the first six months of 1998.

                         CONSECO, INC. AND SUBSIDIARIES
                              --------------------

     Results of operations by segment for the three and six months ended June 30, 1999 and 1998

     The following tables and narratives summarize our results by segment.

                                                                               Three months ended          Six months ended
                                                                                    June 30,                   June 30,
                                                                               ------------------         -----------------
                                                                               1999          1998         1999         1998
                                                                               ----          ----         ----         ----
                                                                                            (Dollars in millions)
Operating earnings:
   Operating income of segments before income taxes and minority interest:
       Insurance and fee-based operations...............................       $366.4      $ 341.3         $ 728.5    $ 683.9
       Finance operations...............................................        225.4         79.1           430.6      181.5
       Corporate interest and other expenses............................        (55.7)       (40.0)         (106.5)     (82.8)
                                                                               ------      -------         -------    -------

         Operating income before income taxes and minority interest ....        536.1        380.4         1,052.6      782.6

   Income taxes related to operating income.............................        189.5        136.9           372.8      288.7
                                                                               ------      -------         -------    -------

         Operating income before minority interest......................        346.6        243.5           679.8      493.9

   Minority interest in consolidated subsidiaries.......................         30.3         18.8            60.5       38.2
                                                                               ------      -------         -------    -------

         Operating earnings.............................................        316.3        224.7           619.3      455.7

Nonoperating items:
   Net investment losses, net of tax and including other items..........        (18.8)        (8.6)          (24.7)      (8.6)
   Impairment charge, net of taxes......................................          -         (355.8)            -       (355.8)
   Nonrecurring charges, net of taxes...................................          -         (148.0)            -       (148.0)
                                                                               ------      -------         -------    -------

       Income (loss) before extraordinary charge........................        297.5       (287.7)          594.6      (56.7)

Extraordinary charge, net of taxes......................................          -           13.9             -         30.3
                                                                               ------      -------         -------    -------

       Net income (loss)................................................       $297.5      $(301.6)        $ 594.6    $ (87.0)
                                                                               ======      =======         =======    =======

                         CONSECO, INC. AND SUBSIDIARIES
                              --------------------

Insurance and fee-based operations

                                                                               Three months ended          Six months ended
                                                                                     June 30,                   June 30,
                                                                               -------------------        -----------------
                                                                               1999           1998        1999         1998
                                                                               ----           ----        ----         ----
                                                                                             (Dollars in millions)
Premiums and deposits collected:
   Annuities   .........................................................   $   772.3       $   581.5   $ 1,283.3     $ 1,050.1
   Supplemental health..................................................       520.6           485.9     1,042.3         990.1
   Life.................................................................       224.5           216.3       466.1         457.4
   Individual and group major medical...................................       206.9           219.9       416.0         446.5
   Other................................................................        32.6            33.7        66.6          66.3
   Mutual funds.........................................................        82.8            25.0       165.0          35.4
   Certificates of deposit..............................................       299.0              -        420.0            -
                                                                           ---------       ---------   ---------     --------

       Total premiums and deposits collected............................   $ 2,138.7       $ 1,562.3   $ 3,859.3     $ 3,045.8
                                                                           =========       =========   =========     =========

Average insurance liabilities:
   Annuities:
     Mortality based....................................................   $   691.5       $   679.7   $   689.3     $   686.1
     Equity-linked......................................................     1,581.1           804.3     1,485.8         697.6
     Deposit based......................................................    10,856.5        11,850.4    10,949.2      11,944.2
     Separate accounts..................................................     1,088.8           710.5     1,018.6         694.8
   Health...............................................................     4,711.4         4,388.7     4,706.6       4,295.4
   Life:
     Interest sensitive.................................................     4,076.2         4,164.7     4,103.9       4,125.4
     Non-interest sensitive.............................................     2,855.3         2,718.1     2,846.8       2,734.7
                                                                           ---------       ---------   ---------     ---------

       Total average insurance liabilities, net of reinsurance ceded....   $25,860.8       $25,316.4   $25,800.2     $25,178.2
                                                                           =========       =========   =========     =========

Insurance policy income.................................................   $ 1,020.0       $   989.8   $ 2,027.4     $ 1,979.9
Net investment income:
   General account invested assets......................................       515.6           491.8     1,011.4         997.2
   Equity-indexed products based on S&P 500 Index.......................        50.8            12.3        84.4          72.0
   Amortization of cost of S&P 500 Call Options.........................       (23.3)          (10.9)      (43.4)        (18.6)
   Separate account assets..............................................        16.9            11.8        29.6          37.7
Fee revenue and other income............................................        33.7            26.0        62.4          46.8
                                                                           ---------       ---------   ---------     ---------

       Total revenues (a)...............................................     1,613.7         1,520.8     3,171.8       3,115.0
                                                                           ---------       ---------   ---------     ---------

Insurance policy benefits...............................................       681.0           681.4     1,350.6       1,361.8
Amounts added to policyholder account balances:
   Annuity products other than those listed below.......................       173.4           182.2       347.5         370.6
   Equity-indexed products based on S&P 500 Index.......................        49.2            11.2        82.5          70.9
   Separate account liabilities.........................................        16.9            11.8        29.6          37.7
Amortization related to operations......................................       146.3           119.2       286.9         236.3
Interest expense on investment borrowings...............................        16.6            18.2        28.4          37.1
Other operating costs and expenses......................................       163.9           155.5       317.8         316.7
                                                                           ---------       ---------   ---------     ---------

       Total benefits and expenses (a)..................................     1,247.3         1,179.5     2,443.3       2,431.1
                                                                           ---------       ---------  ----------     ---------
       Operating income before income taxes, minority interest and
         extraordinary charge...........................................       366.4           341.3       728.5         683.9

Net investment gains (losses), including related costs and
   amortization.........................................................       (29.0)          (16.2)      (38.0)          2.2
                                                                           ---------       ---------   ---------     ---------
       Income before income taxes, minority interest and
         extraordinary charge...........................................   $   337.4       $   325.1   $   690.5     $   686.1
                                                                           =========       =========   =========     =========

                                   (continued)




                         CONSECO, INC. AND SUBSIDIARIES
                              --------------------

                                                                                 Three months ended         Six months ended
                                                                                      June 30,                  June 30,
                                                                                ------------------         -------------------
                                                                                1999           1998        1999           1998
                                                                                ----           ----        ----           ----
                                                                                             (Dollars in millions)
Ratios:
   Investment income, net of interest credited on annuities and universal life products less interest expense on investment borrowings, as a percentage of insurance liabilities excluding liabilities related to separate accounts and reinsurance
     ceded (annualized)................................................          4.74%          4.44%        4.61%        4.51%
   Operating costs and expenses and amortization related to
     operations as a percentage of average insurance
     liabilities excluding liabilities related to separate accounts
     and reinsurance ceded (annualized)................................          5.01%          4.46%        4.88%        4.50%

Health loss ratios:
   All health lines:
     Insurance policy benefits.........................................        $514.9         $507.5     $1,018.0     $1,022.2
     Loss ratio........................................................         67.53%         68.12%       66.82%       68.23%

   Medicare Supplement:
     Insurance policy benefits.........................................        $162.4         $147.9       $321.6       $303.7
     Loss ratio........................................................         68.76%         67.51%       68.68%       68.77%

   Long-Term Care:
     Insurance policy benefits.........................................        $119.6         $119.2       $235.0       $232.3
     Loss ratio........................................................         65.22%         68.00%       63.33%       67.09%

   Specified Disease:
     Insurance policy benefits.........................................         $55.0          $54.3       $110.9       $100.0
     Loss ratio........................................................         58.28%         57.14%       58.30%       52.15%

   Major Medical:
     Insurance policy benefits.........................................        $152.6         $160.3       $300.5       $335.5
     Loss ratio........................................................         71.30%         73.12%       71.46%       75.10%

   Other:
     Insurance policy benefits.........................................         $25.3          $25.9        $49.9        $50.7
     Loss ratio........................................................         73.16%         70.92%       68.08%       70.59%

--------------------
(a) Revenues exclude net investment gains (losses); benefits and expenses exclude amortization related to realized gains.

     Premiums and deposits collected were $2.1 billion in the second quarter of 1999, up 37 percent over 1998. Excluding certificates of deposit, collections were $1.8 billion, up 18 percent over 1998. Premiums and deposits collected in the first six months of 1999 were $3.9 billion, up 27 percent over 1998. Excluding certificates of deposit, collections in the first six months of 1999 were $3.4 billion, up 13 percent over 1998. See "Sales of Insurance and Deposit Products" for further analysis.

     Average insurance liabilities, net of reinsurance receivables, were $25.9 billion in the second quarter of 1999, up 2.2 percent over 1998. Average insurance liabilities, net of reinsurance receivables, in the first six months of 1999 were $25.8 billion, up 2.5 percent over 1998.

     Insurance policy income is comprised of: (i) premiums earned on policies which provide mortality or morbidity coverage; and (ii) fees and other charges made against other policies. The increases in 1999 reflect higher sales of these products. See "Sales of Insurance and Deposit Products" for further analysis.

                         CONSECO, INC. AND SUBSIDIARIES
                              --------------------

     Net investment income on general account invested assets (which excludes income on separate account assets related to variable annuities and the income, cost and change in the fair value of S&P 500 Call Options related to equity-indexed products) was $515.6 million in the second quarter of 1999, up
4.8 percent from 1998 and was $1,011.4 million in the first six months of 1999, up 1.4 percent from 1998. The average balance of general account invested assets increased by 4 percent in the second quarter of 1999 to $26.9 billion compared to the same period in 1998. The yield on these assets decreased by .1 percentage point to 7.6 percent in 1999. The average balance of general account invested assets increased by 4 percent in the first six months of 1999 to $26.8 billion compared to the same period in 1998. The yield on these assets decreased by .1 percentage point to 7.5 percent during the first six months of 1999. The changes in yield reflect the general decrease in investment interest rates over several periods and fluctuations in income from limited partnerships and other investments.

     Net investment income related to equity-indexed products based on the S&P 500 Index is substantially offset by a corresponding charge to amounts added to policyholder account balances for equity-indexed products. Such income and related charge fluctuated based on the performance of the S&P 500 Index to which the returns on such products are linked.

     Amortization of cost of S&P 500 Call Options represents the premiums paid to purchase S&P 500 Call Options related to our equity-linked products. We amortize these amounts over the terms of the options. Such amortization has increased because of the increase in our equity-linked product business, changes in the participation rate of such business in the S&P 500 Index, and the cost of the options.

     Net investment income from separate account assets is offset by a corresponding charge to amounts added to policyholder account balances for variable annuity products. Such income and related charge fluctuated in relationship to total separate account assets and the return earned on such assets.

     Insurance policy benefits in the second quarter of 1999 were comparable to the same period in 1998. Insurance policy benefits decreased .8 percent in the first six months of 1999 compared to the same period in 1998 as a result of favorable claim experience.

     Loss ratios for Medicare supplement products have been relatively stable and within our expectations. Governmental regulations generally require us to attain and maintain a loss ratio, after three years, of not less than 65 percent.

     The loss ratios for long-term care products declined in 1999, reflecting favorable claims experience, partially offset by the effects of the asset accumulation phase of these products. The net cash flows from our long-term care products generally result in the accumulation of amounts in the early policy years of a policy (accounted for as reserve increases) which are paid out as benefits in later policy years (accounted for as reserve decreases). Accordingly, the loss ratio on these policies may increase during the asset accumulation phase, but the increase in the change in reserve will be partially offset by investment income earned on the assets accumulated.

     The 1999 loss ratios for specified disease products were within our expectations. The 1998 ratios benefited from favorable claim developments which were not expected to continue.

     The loss ratios for major medical products declined in 1999, reflecting recent premium rate increases, claim management activities and favorable claim developments.

     The loss ratios on other products will fluctuate more than other lines due to the smaller size of these blocks of business. The 1999 ratios have been within our expectations.

     Amounts added to policyholder account balances for annuity products decreased by 4.8 percent in the second quarter of 1999 to $173.4 million and decreased by 6.2 percent in the first six months of 1999 to $347.5 million, primarily due to a smaller block of this type of annuity business in force, on the average, in the first six months of 1999. The weighted average crediting rate for these annuity liabilities was 4.6 percent in the first six months of 1999 and 1998.

     Amortization related to operations increased primarily as a result of new policies sold. This item includes amortization of: (i) the cost of policies produced; (ii) the cost of policies purchased; and (iii) goodwill related to this segment's business. It excludes amortization related to realized gains.

                         CONSECO, INC. AND SUBSIDIARIES
                              --------------------

     Interest expense on investment borrowings decreased primarily as a result of decreased investment borrowing activities and lower average borrowing rates. Investment borrowings averaged approximately $1,111.9 million during the first six months of 1999 compared to $1,251.5 million during the same period of 1998. Borrowing rates decreased 80 basis points to 5.1 percent during the first six months of 1999.

     Other operating costs and expenses were comparable to the prior periods.

     Net investment gains (losses), including related costs and amortization,

fluctuate from period to period. Selling securities at a gain and reinvesting the proceeds at lower yields may, absent other management action, tend to decrease future investment yields. We believe, however, that the following factors mitigate the adverse effect on net income: (i) we recognize additional amortization of cost of policies purchased and cost of policies produced in order to reflect reduced future yields (thereby reducing such amortization in future periods); (ii) we can reduce interest rates credited to some products, thereby diminishing the effect of the yield decrease on the investment spread; and (iii) the investment portfolio grows as a result of reinvesting the investment gains. Sales of fixed maturity investments resulted in additional amortization of the cost of policies purchased and the cost of policies produced of $6.1 million and $28.5 million in the second quarters of 1999 and 1998, respectively, and $16.1 million and $114.9 million in the first six months of 1999 and 1998, respectively.

                         CONSECO, INC. AND SUBSIDIARIES
                              --------------------

Finance operations

                                                                                Three months ended         Six months ended
                                                                                      June 30,                  June 30,
                                                                                -----------------         -----------------
                                                                                1999         1998         1999         1998
                                                                                ----         ----         ----         ----
                                                                                             (Dollars in millions)

Contract originations:
   Manufactured housing.................................................      $ 1,983.6    $ 1,673.9     $ 3,394.7   $ 2,878.1
   Mortgage services....................................................        1,931.7      1,252.5       3,369.3     2,290.7
   Consumer/credit card.................................................          742.6        689.3       1,281.2     1,264.5
   Commercial...........................................................        2,152.0      1,820.3       4,138.9     3,360.4
                                                                              ---------    ---------     ---------   ---------

     Total .............................................................      $ 6,809.9    $ 5,436.0     $12,184.1   $ 9,793.7
                                                                              =========    =========     =========   =========

Sales of receivables:
   Manufactured housing.................................................      $ 1,681.1    $ 1,356.4     $ 3,481.1   $ 2,556.4
   Home equity/home improvement.........................................        1,760.5        500.1       2,948.7     1,450.1
   Consumer/equipment...................................................          770.7        403.5         770.7       903.5
   Leases...............................................................          252.7          -           252.7         -
   Commercial and retail revolving credit...............................           92.5        170.6          92.5       488.4
   Retained bonds.......................................................         (348.2)       (14.3)       (371.4)      (14.3)
                                                                              ---------    ---------     ---------   ---------

     Total .............................................................      $ 4,209.3    $ 2,416.3     $ 7,174.3   $ 5,384.1
                                                                              =========    =========     =========   =========

Managed receivables (average):
   Manufactured housing.................................................      $22,362.8    $18,995.7     $21,905.0   $18,634.8
   Mortgage services....................................................        9,725.0      5,961.9       9,205.3     5,582.5
   Consumer/credit card.................................................        3,101.0      2,228.3       3,044.8     2,070.5
   Commercial...........................................................        5,551.5      3,916.3       5,336.4     3,728.1
                                                                              ---------    ---------     ---------   ---------

     Total .............................................................      $40,740.3    $31,102.2     $39,491.5   $30,015.9
                                                                              =========    =========     =========   =========
Net investment income:
   Finance receivables and other........................................         $106.1      $  68.8        $191.7     $ 118.9
   Interest-only securities.............................................           47.8         26.4          91.5        59.8
Gain on sale of finance receivables.....................................          226.0        127.6         425.8       271.3
Fee revenue and other income............................................           87.6         62.1         170.2       120.7
                                                                                 ------      -------        ------     -------

     Total revenues.....................................................          467.5        284.9         879.2       570.7
                                                                                 ------      -------        ------     -------

Finance interest expense................................................           69.6         55.2         126.2       103.7
Other operating costs and expenses......................................          172.5        150.6         322.4       285.5
                                                                                 ------      -------        ------     -------

     Total expenses.....................................................          242.1        205.8         448.6       389.2
                                                                                 ------      -------        ------     -------

     Income before impairment and nonrecurring charges,
       income taxes and extraordinary charge............................          225.4         79.1         430.6       181.5

Impairment charge.......................................................            -         (549.4)          -        (549.4)
Nonrecurring charges....................................................            -         (148.0)          -        (148.0)
                                                                                 ------      -------        ------     -------

     Income (loss) before income taxes and extraordinary charge.........         $225.4      $(618.3)       $430.6     $(515.9)
                                                                                 ======      =======        ======     =======

     Contract originations in the second quarter of 1999 were $6.8 billion, up 25 percent over 1998. Contract originations in the first six months of 1999 were $12.2 billion, up 24 percent over 1998.

                         CONSECO, INC. AND SUBSIDIARIES
                              --------------------

     Manufactured housing contract originations increased by $309.7 million, or 19 percent, in the second quarter of 1999 and by $516.6 million, or 18 percent, during the first six months of 1999. The 1999 increase was due to a 5.4 percent increase in the average contract size and a 12 percent increase in the number of contracts originated.

     Mortgage services contract originations increased by $679.2 million, or 54 percent, in the second quarter of 1999 and by $1,078.6 million, or 47 percent, during the first six months of 1999. The increase reflects growth in both home equity and home improvement business. We have continued to expand these origination networks.

     Consumer/credit card contract originations increased by $53.3 million, or
7.7 percent, in the second quarter of 1999 and by $16.7 million, or 1.3 percent, during the first six months of 1999 because we focused on originating more profitable business in 1999.

     Commercial originations increased by $331.7 million, or 18 percent, in the second quarter of 1999 and by $778.5 million, or 23 percent, during the first six months of 1999, reflecting higher production in all areas of commercial financing.

     Sales of receivables occur when we sell through securitizations the finance receivables that we originate. The amount of receivables we sell in a particular period depends on many factors, including: (i) the volume of recent originations; (ii) market conditions; and (iii) the availability and cost of alternative financing. The total finance receivables sold in the second quarter of 1999 increased by 74 percent from the second quarter of 1998. The total finance receivables sold in the first six months of 1999 increased by 33 percent over the same period in 1998. We held $4.0 billion of finance receivables at June 30, 1999, an increase of $.5 billion over June 30, 1998, primarily as a result of an increase in originations.

     Managed receivables include finance receivables we sell through securitizations as well as the finance receivables and related interests we retain. The average managed receivables increased to $40.7 billion in the second quarter of 1999, up 31 percent over 1998, and to $39.5 billion in the first six months of 1999, up 32 percent over the same period in 1998.

     Net investment income on finance receivables and other consists of: (i) interest earned on unsold finance receivables; and (ii) interest income on short-term and other investments. Such income increased by 54 percent, to $106.1 million, in the second quarter of 1999 and increased by 61 percent, to $191.7 million, in the first six months of 1999. The increase is consistent with the increase in average finance receivables during the 1999 periods. The weighted average yields earned on finance receivables and other investments were 10.2 percent and 10.6 percent during the second quarters of 1999 and 1998, respectively, and such weighted average yields were 9.9 percent and 10.3 percent during the first six months of 1999 and 1998, respectively.

     Net investment income on interest-only securities is the accretion recognized on the interest-only securities we retain after we sell finance receivables. Such income increased by 81 percent, to $47.8 million, in the second quarter of 1999 and by 53 percent, to $91.5 million, in the first six months of 1999. The increase is consistent with the change in the average balance of interest-only securities and the increase in the discount rate assumption we use to value our interest-only securities. The weighted average yields earned on interest-only securities were 13.4 percent and 8.7 percent during the first six months of 1999 and 1998, respectively.

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

     Our gain on sale of finance receivables increased by 77 percent, to $226.0 million, in the second quarter of 1999 and by 57 percent, to $425.8 million, in the first six months of 1999. The gain recognized at the time of the sale fluctuates when changes occur in: (i) the amount of loans sold; (ii) market conditions (such as the market interest rates available on securities sold in our securitizations); (iii) the amount and type of interest we retain in the receivables sold; and (iv) assumptions used to calculate the gain. The gain recognized in the first quarter of 1998 was reduced by $47 million for an interest-only security valuation adjustment. In response to higher prepayment rates and higher market yields on publicly traded securities similar to

                         CONSECO, INC. AND SUBSIDIARIES
                              --------------------

our interest-only securities, we increased the assumed prepayment and discount rates used to calculate the gain on sale of finance receivables for sales completed after June 30, 1998. Late in the second quarter of 1999, the general level of interest rates increased, causing us to incur higher interest costs on securitizations completed at that time. Accordingly, the amount of gain (before valuation adjustments) as a percentage of closed-end loans sold decreased to 5.5 percent in the second quarter of 1999 from 5.7 percent in the second quarter of 1998 and decreased to 6.0 percent in the first six months of 1999 compared to
6.5 percent in the first six months of 1998.

     In recent periods, the Company has emphasized the inclusion of points and origination fees in finance receivables originated, which increases the amount of cash received when such receivables are sold in securitizations. Points and origination fees collected upon the securitization of finance receivables increased to $132.7 million (or 59 percent of the gain on sale recognized) in the second quarter of 1999 compared to $57.2 million (or 45 percent of the gain on sale recognized) in the second quarter of 1998; and increased to $243.2 million (or 57 percent of the gain on sale recognized) in the first six months of 1999 compared to $110.2 million (or 41 percent of the gain on sale recognized) in the comparable period of 1998.

     In recent periods, conditions in the credit markets have resulted in less-attractive pricing of certain lower rated securities. As a result, we have chosen to hold, rather than sell, certain securities having corporate guarantee provisions. We recognize no gain on the sale of the securities we hold, but we recognize greater interest income, net of related interest expense, over the term we hold them. At June 30, 1999, we held $661.7 million of such securities which are classified as actively managed fixed maturities.

     See "Liquidity for Finance Operations" and "Pro Forma Data Assuming Portfolio Lending" for a discussion of our continuing active consideration of the use of alternative methods of financing which could eliminate or affect the gain on sale recognized in future periods.

     Fee revenue and other income includes servicing income, commissions earned on insurance policies written in conjunction with the financing transactions and other income from late fees. Such income increased by 41 percent, to $87.6 million, in the second quarter of 1999 and by 41 percent, to $170.2 million, in the first six months of 1999. Our servicing portfolio (on which we earn servicing income) and our net written insurance premiums both grew along with managed receivables.

     Finance interest expense increased by 26 percent, to $69.6 million, in the second quarter of 1999 and by 22 percent, to $126.2 million, in the first six months of 1999. Our borrowings increased to fund the increase in our average inventory of finance receivables generated by increases in our loan originations, commercial revolving credit and lease portfolio financings and securities held from our securitizations. These increases were offset somewhat by a decrease in our average borrowing rate to 6.2 percent in the second quarter of 1999 from 7.8 percent in the second quarter of 1998. Our average borrowing rate during the first six months of 1999 was 6.3 percent compared to 7.8 percent during the first six months of 1998.

     Other operating costs and expenses include the costs associated with servicing our managed receivables and non-deferrable costs related to originating new loans. Such expense increased by 15 percent, to $172.5 million, in the second quarter of 1999 and by 13 percent, to $322.4 million, in the first six months of 1999 reflecting: (i) the growth in our servicing portfolio; and
(ii) the increased volume of contracts originated.

Other components of income before income taxes, minority interest and extraordinary charge:

     Corporate interest and other expenses were $55.7 million in the second quarter of 1999 and $40.0 million in the second quarter of 1998. Such expenses were $106.5 million in the first six months of 1999 and $82.8 million in the first six months of 1998. Interest expense was $44.1 million in the second quarter of 1999, $36.3 million in the second quarter of 1998, $91.2 million in the first six months of 1999 and $75.3 million in the first six months of 1998. Such expense fluctuates in relationship to the average debt outstanding and the average interest rate thereon.

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

                         CONSECO, INC. AND SUBSIDIARIES
                              --------------------

     Total premiums and deposits collected were as follows:

                                                                               Three months ended       Six months ended
                                                                                    June 30,                June 30,
                                                                               -------------------      -----------------
                                                                               1999           1998      1999         1998
                                                                               ----           ----      ----         ----
                                                                                           (Dollars in millions)
Premiums collected by our insurance subsidiaries:
   Annuities:
     Equity-indexed (first-year)........................................    $  250.6       $  221.7    $  438.0   $  373.7
     Equity-indexed (renewal)...........................................        10.8            4.1        27.3        9.4
                                                                            --------       --------    --------   --------
       Subtotal - equity-indexed annuities..............................       261.4          225.8       465.3      383.1
                                                                            --------       --------    --------   --------
     Other fixed (first-year)...........................................       346.7          241.7       517.4      474.4
     Other fixed (renewal)..............................................        18.7           20.8        34.5       40.0
                                                                            --------       --------    --------   --------
       Subtotal - other fixed annuities.................................       365.4          262.5       551.9      514.4
                                                                            --------       --------    --------   --------
     Variable (first-year)..............................................       128.1           68.3       219.5      113.2
     Variable (renewal).................................................        17.4           24.9        46.6       39.4
                                                                            --------       --------    --------   --------
       Subtotal - variable annuities....................................       145.5           93.2       266.1      152.6
                                                                            --------       --------    --------   --------

       Total annuities..................................................       772.3          581.5     1,283.3    1,050.1
                                                                            --------       --------    --------   --------

   Supplemental health:
     Medicare supplement (first-year)...................................        26.7           26.4        54.3       54.0
     Medicare supplement (renewal)......................................       198.6          184.5       403.9      382.4
                                                                            --------       --------    --------   --------
       Subtotal - Medicare supplement...................................       225.3          210.9       458.2      436.4
                                                                            --------       --------    --------   --------
     Long-term care (first-year)........................................        29.8           30.3        59.2       59.9
     Long-term care (renewal)...........................................       171.1          147.5       334.4      296.0
                                                                            --------       --------    --------   --------
       Subtotal - long-term care........................................       200.9          177.8       393.6      355.9
                                                                            --------       --------    --------   --------
     Specified disease (first-year).....................................        10.0           10.3        19.4       21.2
     Specified disease (renewal)........................................        84.4           86.9       171.1      176.6
                                                                            --------       --------    --------   --------
       Subtotal - specified disease.....................................        94.4           97.2       190.5      197.8
                                                                            --------       --------    --------   --------

       Total supplemental health........................................       520.6          485.9     1,042.3      990.1
                                                                            --------       --------    --------   --------

   Life insurance:
     First-year.........................................................        42.7           36.7        79.9       79.2
     Renewal............................................................       181.8          179.6       386.2      378.2
                                                                            --------       --------    --------   --------

       Total life insurance.............................................       224.5          216.3       466.1      457.4
                                                                            --------       --------    --------   --------

   Individual and group major medical:
     Individual (first-year)............................................        23.2           24.4        45.3       52.4
     Individual (renewal)...............................................        54.8           55.3       114.2      111.9
                                                                            --------       --------    --------   --------
       Subtotal - individual............................................        78.0           79.7       159.5      164.3
                                                                            --------       --------    --------   --------
     Group (first-year).................................................        13.1           15.3        22.3       32.5
     Group (renewal)....................................................       115.8          124.9       234.2      249.7
                                                                            --------       --------    --------   --------
       Subtotal - group.................................................       128.9          140.2       256.5      282.2
                                                                            --------       --------    --------   --------

       Total major medical..............................................       206.9          219.9       416.0      446.5
                                                                            --------       --------    --------   --------

   Other health:
     Other (first-year).................................................         6.4            2.6        11.6        6.4
     Other (renewal)....................................................        26.2           31.1        55.0       59.9
                                                                            --------       --------    --------   --------

       Total - other....................................................        32.6           33.7        66.6       66.3
                                                                            --------       --------    --------   --------

   Total first-year premiums............................................       877.3          677.7     1,466.9    1,266.9
   Total renewal premiums...............................................       879.6          859.6     1,807.4    1,743.5
                                                                            --------       --------    --------   --------

       Total premiums collected by our insurance subsidiaries...........     1,756.9        1,537.3     3,274.3    3,010.4
                                                                            --------       --------    --------   --------

Deposits collected by our other subsidiaries:
   Mutual funds.........................................................        82.8           25.0       165.0       35.4
   Certificates of deposit..............................................       299.0             -        420.0          -
                                                                            --------       --------    --------   --------

       Total premiums and deposits collected............................    $2,138.7       $1,562.3    $3,859.3   $3,045.8
                                                                            ========       ========    ========   ========

                         CONSECO, INC. AND SUBSIDIARIES
                              --------------------

     Annuities include equity-indexed annuities, other fixed annuities and variable annuities sold through both career agents and professional independent producers.

     We introduced our first equity-indexed annuity product in 1996. The accumulation value of these annuities is credited with interest at an annual guaranteed minimum rate of 3 percent (or, including the effect of applicable sales loads, a 1.7 percent compound average interest rate over the term of the contracts). These annuities provide for higher returns based on a percentage of the change in the S&P 500 Index during each year of their term. We purchase S&P 500 Call Options in an effort to hedge increases to policyholder benefits resulting from increases in the S&P 500 Index. Total collected premiums for this product were $261.4 million in the second quarter of 1999 compared with $225.8 million in the second quarter of 1998 and were $465.3 million in the first six months of 1999 compared with $383.1 million in the first six months of 1998.

     Other fixed rate annuity products include single-premium deferred annuities ("SPDAs"), flexible-premium deferred annuities ("FPDAs") and single-premium immediate annuities ("SPIAs"), which are credited with a guaranteed rate. SPDA and FPDA policies typically have an interest rate that is guaranteed for the first policy year, after which we have the discretionary ability to change the crediting rate to any rate not below a guaranteed rate. The interest rate credited on SPIAs is based on market conditions existing when a policy is issued and remains unchanged over the life of the SPIA. Annuity premiums on these products increased by 39 percent, to $365.4 million, in the second quarter of 1999 and by 7 percent, to $551.9 million, in the first six months of 1999. Fixed annuity collections in the second quarter of 1999 included $160.8 million of business reinsured from other insurers. We intend to seek other reinsurance opportunities in future quarters, although the timing of such transactions is not predictable.

     Variable annuities offer contract holders the ability to direct premiums into specific investment portfolios; rates of return are based on the performance of the portfolio. Such annuities have become increasingly popular recently as a result of the desire of investors to invest in common stocks. Our profits on variable annuities come from the fees charged to contract holders. Variable annuity collected premiums increased by 56 percent, to $145.5 million, in the second quarter of 1999 and increased by 74 percent, to $266.1 million in the first six months of 1999.

     Supplemental health products include Medicare supplement, long-term care and specified disease insurance products distributed through a career agency force and professional independent producers. Our profits on supplemental health policies depend on the overall level of sales, persistency of in-force business, investment yields, claim experience and expense management.

     Collected premiums on Medicare supplement policies increased by 6.8 percent to $225.3 million, in the second quarter of 1999 and by 5.0 percent, to $458.2 million, in the first six months of 1999. Sales of Medicare supplement policies in recent periods have been affected by: (i) steps taken to improve profitability by increasing premium rates and changing our commission structure and underwriting criteria; (ii) increased competition from alternative providers, including HMOs; and (iii) reduced production in Massachusetts due to our decision to cease writing new business in that state (as announced in the third quarter of 1997).

     Premiums collected on long-term care policies increased by 13 percent, to $200.9 million, in the second quarter of 1999 and by 11 percent to $393.6 million, in the first six months of 1999, due to increases in premium rates.

     Premiums collected on specified disease policies decreased by 2.9 percent to $94.4 million in the second quarter of 1999 and by 3.7 percent, to $190.5 million, in the first six months of 1999.

     Life products are sold through career agents, professional independent producers and direct response distribution channels. Life premiums collected increased by 3.8 percent to $224.5 million in the second quarter of 1999 and by
1.9 percent, to $466.1 million, in the first six months of 1999.

     Individual and group major medical products include major medical health insurance products sold to individuals and groups. Group premiums decreased by
8.1 percent, to $128.9 million, in the second quarter of 1999 and by 9.1 percent, to $256.5 million, in the first six months of 1999. Individual health premiums decreased to $78.0 million in the second quarter of 1999 compared with $79.7 million in the second quarter of 1998 and decreased to $159.5 million in the first six months of 1999 compared with $164.3 million in the first six months of 1998. Our efforts to secure rate increases and write only

                         CONSECO, INC. AND SUBSIDIARIES
                              --------------------

profitable major medical business have improved the profitability of these products, although total premiums collected have decreased as expected.

     Other health products include various health insurance products that are not currently being actively marketed. Premiums collected in the second quarter of 1999 were $32.6 million, down 3.3 percent over the second quarter of 1998 and were $66.6 million in the first six months of 1999, slightly higher than the comparable period in 1998. Since we no longer actively market these products, we expect collected premiums to decrease in future years. Our in-force "other health" business continues to be profitable.

     Mutual fund sales have been very strong in 1999, reflecting our expanded distribution. Such sales nearly doubled total mutual fund sales for all of 1998.

     Certificates of deposit were introduced in the fourth quarter of 1998. Sales in the first six months of 1999 were $420.0 million.

     PRO FORMA DATA ASSUMING PORTFOLIO LENDING

     In this section, we present our estimate of our operating earnings (income before extraordinary charge and net investment gains (losses) (less that portion of amortization of cost of policies purchased and cost of policies produced and income taxes relating to such gains (losses))) on a portfolio basis; that is, as if we had accounted for the securitizations of our finance receivables as financing transactions, rather than as sales, throughout the Company's history. Accordingly, the pro forma data exclude gain on sale of finance receivables, servicing revenues and interest income on interest-only securities. The pro forma data do reflect, over the life of the loans, the spread between: (i) the interest earned on the loans included in the securitization pools; and (ii) the sum of the interest paid to the holders of the debt securities pursuant to the securitizations and credit losses in the portfolio. This section is intended to assist you in analyzing our operating results. It is not intended to, and does not, represent the results of the Company's operations prepared in accordance with GAAP. This presentation assumes that the Company had been a portfolio lender since its inception. The Company continues to consider actively a change to lend predominantly on a portfolio basis. If we were to make this change at any point in time, our actual earnings would initially be substantially lower than the pro forma earnings presented here. See "Finance Operations - Gain on Sale of Finance Receivables" and "Liquidity for Finance Operations".

                         CONSECO, INC. AND SUBSIDIARIES
                              --------------------

                                                                               Three months ended          Six months ended
                                                                                    June 30,                   June 30,
                                                                               -------------------        -----------------
                                                                               1999           1998        1999         1998
                                                                               ----           ----        ----         ----
                                                                                          (Amounts in millions except
                                                                                              per share amounts)
PRO FORMA OPERATING EARNINGS DATA Margin on interest spread products:
   Finance income.......................................................     $1,080.3        $ 835.7     $ 2,093.1   $ 1,604.2
   Investment income from insurance product investments.................        560.0          505.0       1,082.0     1,088.3
   Provision for credit losses..........................................       (139.7)         (98.9)       (262.7)     (182.3)
   Finance and investment borrowing interest expense....................       (699.0)        (543.0)     (1,351.4)   (1,051.4)
   Amounts added to annuity and financial product account balances......       (239.5)        (205.2)       (459.6)     (479.2)
                                                                             --------        -------     ----------  ---------

       Net interest margin..............................................        562.1          493.6       1,101.4       979.6
                                                                             --------        -------     ---------   ---------

Margin on morbidity and mortality products:
   Insurance policy income..............................................        992.5          958.3       1,975.8     1,929.4
   Insurance policy benefits............................................       (681.0)        (681.4)     (1,350.6)   (1,361.8)
                                                                             --------        -------     ---------   ---------

       Net mortality and morbidity......................................        311.5          276.9         625.2       567.6
                                                                             --------        -------     ---------   ---------

Other revenues:
   Fee revenue and other................................................         79.5           54.3         151.5       100.5
   Policy surrender fees................................................         27.5           31.5          51.6        50.5
                                                                             --------        -------     ---------   ---------

       Total other revenues.............................................        107.0           85.8         203.1       151.0
                                                                             --------        -------     ---------   ---------

Corporate interest expense..............................................         44.2           36.3          91.2        75.3
Amortization............................................................        146.3          119.2         286.9       236.3
Other operating costs and expenses......................................        314.6          263.9         584.1       528.8
                                                                             --------        -------     ---------   ---------

       Total costs and expenses.........................................        505.1          419.4         962.2       840.4
                                                                             --------        -------     ---------   ---------

       Pro forma operating earnings before income taxes and
         minority interest..............................................        475.5          436.9         967.5       857.8
Income tax expense......................................................        166.4          158.4         340.4       317.3
                                                                             --------        -------     ---------   ---------

       Pro forma operating earnings before minority interest............        309.1          278.5         627.1       540.5

Minority interest.......................................................         30.3           18.8          60.5        38.2
                                                                             --------        -------     ---------   ---------

       Pro forma operating earnings.....................................     $  278.8        $ 259.7     $   566.6   $   502.3
                                                                             ========        =======     =========   =========
Reconciliation of reported operating earnings per diluted share to pro forma operating earnings per share:
     Reported operating earnings per share..............................       $  .96          $ .72        $ 1.87      $ 1.47

       Pro-forma adjustments:
         Finance income.................................................         1.86           1.45          3.65        2.85
         Interest-only interest income..................................         (.09)          (.05)         (.17)       (.11)
         Provision for credit losses....................................         (.26)          (.19)         (.49)       (.35)
         Amortization of net deferred costs.............................         (.04)          (.02)         (.09)       (.04)
         Interest expense...............................................        (1.15)          (.89)        (2.24)      (1.72)
         Eliminate gain-on-sale.........................................         (.42)          (.24)         (.80)       (.51)
         Eliminate servicing income.....................................         (.08)          (.06)         (.15)       (.13)
         Deferral of net origination costs..............................          .06            .09           .13         .15
         Effect of using basic equivalent shares for reported
           earnings per share and diluted for pro forma amount..........          -             (.04)          -          (.08)
                                                                               ------          -----        ------      ------

     Pro forma operating income per share...............................       $  .84          $ .77        $ 1.71      $ 1.53
                                                                               ======          =====        ======      ======

                         CONSECO, INC. AND SUBSIDIARIES
                              --------------------

     LIQUIDITY AND CAPITAL RESOURCES

     Changes in our consolidated balance sheet between December 31, 1998 and June 30, 1999, reflect: (i) operating results; (ii) origination and sale of finance receivables; (iii) changes in the fair value of actively managed fixed maturity securities and interest-only securities; and (iv) various financing transactions. Financing transactions (described in the notes to the consolidated financial statements) include: (i) the issuance and repurchase of common stock; and (ii) the issuance and repayment of notes payable and commercial paper.

     In accordance with GAAP, we record our actively managed fixed maturity investments and interest-only securities at estimated fair value. At June 30, 1999, because of the recent increases in interest rates and related decrease in values of interest-bearing securities, we decreased the carrying value of such investments by $1,040.0 million as a result of this fair value adjustment. The fair value adjustment resulted in a $29.2 million decrease in carrying value at year-end 1998.

     Total capital shown below excludes notes payable of the finance segment used to fund finance receivables. Such capital, before the fair value adjustment recorded in accumulated other comprehensive loss, increased $572.6 million, or
5.5 percent, to $10.9 billion.

                                                                              June 30,     December 31,
                                                                                1999           1998
                                                                                ----           ----
                                                                                (Dollars in millions)
Total capital, excluding accumulated other comprehensive loss:
    Corporate notes payable and commercial paper........................... $ 2,899.6      $ 2,932.2

    Company-obligated mandatorily redeemable preferred
       securities of subsidiary trusts.....................................   2,100.2        2,096.9

    Shareholders' equity:
       Preferred stock.....................................................       -            105.5
       Common stock and additional paid-in capital.........................   2,940.5        2,736.5
       Retained earnings...................................................   2,963.4        2,460.0
                                                                            ---------      ---------

          Total shareholders' equity, excluding accumulated
            other comprehensive loss.......................................   5,903.9        5,302.0
                                                                            ---------      ---------

          Total capital, excluding accumulated other comprehensive loss....  10,903.7       10,331.1

Accumulated other comprehensive loss.......................................    (547.3)         (28.4)
                                                                            ---------      ---------

          Total capital.................................................... $10,356.4      $10,302.7
                                                                            =========      =========

     Corporate notes payable and commercial paper decreased during the first six months of 1999 primarily due to payments we made on our bank credit facilities and commercial paper, partially offset by the issuance of $275.0 million of senior notes due in 2001.

     Shareholders' equity, excluding accumulated other comprehensive loss, increased by $601.9 million in the first six months of 1999, to $5.9 billion. Significant components of the increase included: (i) net income of $594.6 million; (ii) the issuance of $163.5 million of common stock; and (iii) the tax benefit of $24.4 million related to the issuance of shares under stock option plans. These increases were partially offset by: (i) repurchases of $89.4 million of common stock; and (ii) $91.2 million of common and preferred stock dividends. The accumulated other comprehensive loss increased by $518.9 million, principally related to the decreasing fair value of our insurance companies' investment portfolio as interest rates rose.

     Book value per common share outstanding increased to $16.39 at June 30, 1999, from $16.37 at December 31, 1998, primarily due to the factors discussed in the previous paragraph. Excluding accumulated other comprehensive loss, book value per common share outstanding increased to $18.07 at June 30, 1999, from $16.46 at December 31, 1998.

                         CONSECO, INC. AND SUBSIDIARIES
                              --------------------

     Dividends declared on common stock for the six months ended June 30, 1999, were 28 cents per share. In July 1999, Conseco's Board of Directors increased the quarterly cash dividend on the Company's common stock to 15 cents per share from 14 cents per share, effective with the dividend payment to be made October 1, 1999.

     The following table summarizes certain financial ratios as of and for the six months ended June 30, 1999, and as of and for the year ended December 31, 1998:

                                                                                                June 30,      December 31,
                                                                                                  1999            1998
                                                                                                  ----            ----
Book value per common share:
   As reported...............................................................................    $16.39          $16.37
   Excluding accumulated other comprehensive loss (a)........................................     18.07           16.46

Ratio of earnings to fixed charges:
   As reported...............................................................................      5.16X           3.30X
   Excluding interest expense on debt related to finance
     receivables and other investments (b)...................................................     11.92X           6.79X

Ratio of operating earnings to fixed charges (c):
   As reported...............................................................................      5.32X           4.89X
   Excluding interest expense on debt related to finance
     receivables and other investments (b)...................................................     12.33X          10.81X

Ratio of earnings to fixed charges, preferred dividends and distributions on
   Company-obligated mandatorily redeemable preferred securities of subsidiary trusts:
     As reported.............................................................................      3.73X           2.47X
     Excluding interest expense on debt related to finance
       receivables and other investments (b).................................................      5.93X           3.68X

Ratio of operating earnings to fixed charges, preferred dividends and distributions on Company-obligated mandatorily redeemable preferred securities of subsidiary trusts (c):
     As reported.............................................................................      3.84X           3.66X
     Excluding interest expense on debt related to finance
       receivables and other investments (b).................................................      6.13X           5.86X

Rating agency ratios (a) (d) (e) (f):
   Debt to total capital.....................................................................        24%             26%
   Debt and Company-obligated mandatorily redeemable preferred securities
     of subsidiary trusts to total capital (g)...............................................        39%             42%

(a)  Excludes accumulated other comprehensive loss.

(b) We include these ratios to assist you in analyzing the impact of interest expense on debt related to finance receivables and other investments (which is generally offset by interest earned on finance receivables and other investments financed by such debt). Such ratios are not intended to, and do not, represent the following ratios prepared in accordance with GAAP: the ratio of earnings to fixed charges; and the ratio of earnings to fixed charges, preferred dividends and distributions on Company-obligated mandatorily redeemable preferred securities of subsidiary trusts.

(c) Such ratios exclude the following items from earnings: (i) net investment gains (losses) (less that portion of amortization of cost of policies purchased and cost of policies produced relating to such gains (losses));
     (ii) impairment charges; and (iii) nonrecurring charges. Such ratios are not intended to, and do not, represent the following ratios prepared in accordance with GAAP: the ratio of earnings to fixed charges; and the ratio of earnings to fixed charges, preferred dividends and distributions on Company-obligated mandatorily redeemable preferred securities of subsidiary trusts.





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

(g) Assumes the purchase of common shares pursuant to stock purchase contracts related to certain Company-obligated mandatorily redeemable preferred securities (the FELINE PRIDES) has occurred and the preferred securities have been redeemed.

     Consistent with discussions with rating agencies, the Company targeted the following rating agency ratios (described above): (i) the ratio of corporate debt to total capital to be at or below 25 percent; and (ii) the ratio of corporate debt and Company-obligated mandatorily redeemable preferred securities of subsidiary trusts to total capital to be at or below 40 percent.
Conseco achieved these targeted ratios at June 30, 1999.

     We continually review our capital structure, including the need and desirability of modifying our existing debt and equity.

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

     We believe that the diversity of the investment portfolio of our life insurance subsidiaries and the concentration of investments in high-quality, liquid securities should provide sufficient liquidity to meet foreseeable cash requirements.

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

     During the third and fourth quarters of 1998, liquidity in the credit markets became extremely limited for many issuers. We believe the liquidity in this market improved in early 1999. This market is very large and fills a need for many investors and therefore we believe it is unlikely to disappear. We have been able to sell finance receivables even under the tough market conditions which existed during the latter half of 1998, however the gains recognized on such sales were lower. In addition, we have access to bank credit, master repurchase agreements and securitization lines that would enable us to continue production of loans for some time, even if the asset-backed markets were temporarily not available.

     Late in the second quarter of 1999, the general level of interest rates increased, causing us to incur higher interest costs on securitizations completed at that time. Accordingly, the amount of gain as a percentage of loans sold decreased to 5.5 percent in the second quarter of 1999 from 5.7 percent in the second quarter of 1998. The general level of interest rates has continued to increase in the third quarter of 1999 and spreads in the markets where we sell finance receivables have become less favorable. We have increased interest rates on our lending products as we strive to maintain our targeted spread in the current interest rate environment.

                         CONSECO, INC. AND SUBSIDIARIES
                              --------------------

     In some recent securitizations, we elected to hold certain lower-rated securities rather than sell them at prevalent market prices. We may choose to retain additional securities from future securitizations. We believe there are adequate sources of liquidity to continue to hold a reasonable quantity of such securities while still maintaining current levels of loan originations. Holding these securities results in reduced gains from the sale of finance receivables and comparable increases in the interest income spread we earn while the securities are held. In addition, volatility in the asset-backed securities markets may cause a reduction in the profits we realize on the finance receivables we sell. Several competing lenders have announced in recent periods that they are no longer lending in product lines that provide the majority of our new loans. Brokers who previously expected to sell completed loans to such lenders have solicited bids from us and others to purchase these loans. Moreover, we and other lenders have increased the interest rates charged on new loans in recent periods. We are unable to estimate the effect, if any, of these events on the amount of new loans we originate, or the level of profitability of that business.

     We believe that we might obtain more value over time from our finance receivables by financing them so that they remain on our balance sheet and we record interest spreads over the life of the loans rather than as gain on sale at the time of securitization. This might occur by holding the receivables directly, by holding all or a portion of the securities issued in our securitizations, or by using alternative or modified methods of financing (including securitizations). We are studying the effect such potential strategies could have on our capital structure, liquidity, access to capital markets, credit ratings, reported earnings and earnings per share. See "Finance Operations - Gain on Sale on Finance Receivables" and "Pro Forma
Data Assuming Portfolio Lending".

     The cash we received from the special-purpose securitization entities in the first six months of 1999 in the form of servicing fees and payments on the residual interest securities increased to $320.2 million from $234.8 million in the first six months of 1998. This growth is the result of our growing servicing portfolio. The interest we received from unsold loans also increased during 1999 as a result of the increase in outstanding finance receivables.

     At June 30, 1999, we had $5.0 billion in master repurchase agreements (subject to the availability of eligible collateral) with various investment banking firms for the purpose of financing our consumer and commercial finance loan production. These agreements generally provide for annual terms which are extended each quarter by mutual agreement of the parties for an additional annual term based upon receipt of updated quarterly financial information. At June 30, 1999, we had $1.0 billion borrowed under the repurchase agreements.

     Liquidity of Conseco (parent company)

     The parent company is a legal entity, separate and distinct from its subsidiaries, and has no business operations. The parent company uses cash for:
(i) principal and interest payments on debt; (ii) dividends on common securities; (iii) payments to subsidiary trusts to be used for distributions on the Company-obligated mandatorily redeemable preferred securities of subsidiary trusts; (iv) holding company administrative expenses; (v) income taxes; and (vi) investments in subsidiaries. The primary sources of cash to meet these obligations are payments from our subsidiaries, including the statutorily permitted payments from our life insurance subsidiaries in the form of: (i) fees for services provided; (ii) tax sharing payments; (iii) dividend payments; and
(iv) surplus debenture interest and principal payments. The parent company may also obtain cash by: (i) issuing debt or equity securities; (ii) borrowing additional amounts under its revolving credit agreement, as described in the notes to the consolidated financial statements; or (iii) selling all or a portion of its subsidiaries. These sources have historically provided adequate cash flow to fund the needs of the parent company's: (i) normal operations; (ii) internal expansion, acquisitions and investment opportunities; and (iii) the retirement of debt and equity.

     On July 23, 1999, we called for redemption all $86 million principal amount of the 6.5 percent convertible subordinated notes. The notes (if not previously converted) will be redeemed on August 23, 1999 at 103.3 percent of the principal amount.

                         CONSECO, INC. AND SUBSIDIARIES
                              --------------------

     INVESTMENTS

     At June 30, 1999, the amortized cost and estimated fair value of fixed maturity securities (all of which were actively managed) were as follows:

                                                                                        Gross         Gross      Estimated
                                                                         Amortized   unrealized    unrealized      fair
                                                                           cost         gains        losses        value
                                                                           ----         -----        ------        -----
                                                                                         (Dollars in millions)
Investment grade:
   Corporate securities................................................  $13,000.3      $ 48.8     $  599.7     $12,449.4
   United States Treasury securities and obligations of
     United States government corporations and agencies................      347.8         5.5          3.4         349.9
   States and political subdivisions...................................      141.0          .3          6.2         135.1
   Debt securities issued by foreign governments.......................      172.7         1.2         14.6         159.3
   Mortgage-backed securities .........................................    7,479.1        26.3        211.5       7,293.9
Below-investment grade (primarily corporate securities)................    2,195.9        19.9        217.9       1,997.9
                                                                         ---------      ------     --------     ---------

     Total actively managed fixed maturities...........................  $23,336.8      $102.0     $1,053.3     $22,385.5
                                                                         =========      ======     ========     =========

     During the first six months of 1999 and 1998, we recorded $1.2 million and $1.5 million, respectively, of writedowns of fixed maturity and equity securities as a result of changes in conditions which caused us to conclude that a decline in fair value of the investments was other than temporary. At June 30, 1999, fixed maturity securities in default as to the payment of principal or interest had an aggregate amortized cost of $74.2 million and a carrying value of $52.4 million.

     Sales of invested assets (primarily fixed maturity securities) during the first six months of 1999 generated proceeds of $8.6 billion, and net investment losses of $20.7 million.

     At June 30, 1999, fixed maturity investments included $7.3 billion of mortgage-backed securities (or 33 percent of all fixed maturity securities). The yield characteristics of mortgage-backed securities differ from those of traditional fixed-income securities. Interest and principal payments occur more frequently, often monthly. Mortgage-backed securities are subject to risks associated with variable prepayments. Prepayment rates are influenced by a number of factors that cannot be predicted with certainty, including: the relative sensitivity of the underlying mortgages backing the assets to changes in interest rates; a variety of economic, geographic and other factors; and the repayment priority of the securities in the overall securitization structures.

     In general, prepayments on the underlying mortgage loans and the securities backed by these loans increase when prevailing interest rates decline significantly relative to the interest rates on such loans. The yields on mortgage-backed securities purchased at a discount to par will increase when the underlying mortgages prepay faster than expected. The yields on mortgage-backed securities purchased at a premium will decrease when they prepay faster than expected. When interest rates decline, the proceeds from the prepayment of mortgage-backed securities are likely to be reinvested at lower rates than we were earning on the prepaid securities. When interest rates increase, prepayments on mortgage-backed securities decrease as fewer underlying mortgages are refinanced. When this occurs, the average maturity and duration of the mortgage-backed securities increase, which decreases the yield on mortgage-backed securities purchased at a discount, because the discount is realized as income at a slower rate and increases the yield on those purchased at a premium as a result of a decrease in the annual amortization of the premium.

                         CONSECO, INC. AND SUBSIDIARIES
                              --------------------

     The following table sets forth the par value, amortized cost and estimated fair value of mortgage-backed securities, summarized by interest rates on the underlying collateral at June 30, 1999:

                                                                                         Par        Amortized    Estimated
                                                                                        value         cost      fair value
                                                                                        -----         ----      ----------
                                                                                              (Dollars in millions)

Below 7 percent   ..................................................................   $4,650.6     $4,631.0      $4,476.9
7 percent - 8 percent...............................................................    1,662.9      1,651.8       1,639.4
8 percent - 9 percent...............................................................      322.2        320.7         323.8
9 percent and above.................................................................      868.6        875.6         853.8
                                                                                       --------     --------      --------

       Total mortgage-backed securities.............................................   $7,504.3     $7,479.1      $7,293.9
                                                                                       ========     ========      ========

     The amortized cost and estimated fair value of mortgage-backed securities at June 30, 1999, summarized by type of security, were as follows:

                                                                                                Estimated fair value
                                                                                              -----------------------
                                                                                                             Percent
                                                                            Amortized                       of fixed
Type                                                                          cost            Amount       maturities
----                                                                          ----            ------       ----------
                                                                                (Dollars in millions)

Pass-throughs and sequential and targeted amortization classes............   $3,957.9        $3,888.1          18%
Planned amortization classes and accretion-directed bonds.................    1,934.4         1,862.7           8
Subordinated classes .....................................................    1,555.1         1,510.2           7
Other.....................................................................       31.7            32.9           -
                                                                             --------        --------          --

                                                                             $7,479.1        $7,293.9          33%
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

     At June 30, 1999, the mortgage loan balance was primarily comprised of commercial loans. Less than 1 percent of the mortgage loan balance was noncurrent (loans which are two or more scheduled payments past due) at June 30, 1999.

     At June 30, 1999, we held $71.2 million of trading securities; we included them in other invested assets. Other invested assets also included $533.8 million of investments held in a trust for the benefit of the purchasers of certain investment products of our investment management subsidiary. Such invested assets are largely offset by the liability account, "liabilities related to deposit products," the value of which fluctuates in relationship to changes in the values of the investments. Because we hold

                         CONSECO, INC. AND SUBSIDIARIES
                              --------------------

the residual interests in the cash flows from the trust and actively manage its investments, we are required to include the accounts of the trust in our consolidated financial statements.

     Our investment borrowings averaged approximately $1,111.9 million during the first six months of 1999, compared with approximately $1,251.5 million during the same period of 1998 and were collateralized by investment securities with fair values approximately equal to the loan value. The weighted average interest rates on such borrowings were 5.1 percent and 5.9 percent during the first six months of 1999 and 1998, respectively.

     STATUTORY INFORMATION

     Statutory accounting practices prescribed or permitted for the Company's insurance subsidiaries by regulatory authorities differ from generally accepted accounting principles. The Company's life insurance subsidiaries reported the following amounts to regulatory agencies at June 30, 1999, after appropriate eliminations of intercompany accounts among such subsidiaries (dollars in millions):

                  Statutory capital and surplus ..................................     $1,833.7
                  Asset valuation reserve ("AVR").................................        365.6
                  Interest maintenance reserve ("IMR")............................        566.9
                  Portion of surplus debenture carried as a liability ............         33.4
                                                                                       --------

                     Total........................................................     $2,799.6
                                                                                       ========

     The ratio of such consolidated statutory account balances to consolidated statutory liabilities (excluding AVR, IMR, the portion of surplus debentures carried as a liability, liabilities from separate account business and short-term collateralized borrowings) was 11.7 percent at June 30, 1999, and
11.8 percent at December 31, 1998.

     The statutory capital and surplus of the insurance subsidiaries included surplus debentures issued to the parent holding companies totaling $1,370.7 million. Payments of interest and principal on such debentures are generally subject to the approval of the insurance department of the subsidiary's state of domicile. During the first six months of 1999, our life insurance subsidiaries made $62.1 million of scheduled principal payments on surplus debentures.

     State insurance laws generally restrict the ability of insurance companies to pay dividends or make other distributions. Net assets of the Company's wholly owned life insurance subsidiaries, determined in accordance with GAAP, aggregated approximately $8.2 billion at June 30, 1999. After deducting $137.6 million and $99.8 million of fees and interest paid to Conseco or non-life insurance subsidiaries in the first six months of 1999 and 1998, respectively, the remaining statutory operating earnings of our life insurance subsidiaries were $141.0 million and $109.5 million in the first six months of 1999 and 1998, respectively. During the first six months of 1999, our life insurance subsidiaries paid ordinary dividends of $36.0 million to the parent holding companies. During the remainder of 1999, the life insurance subsidiaries may pay additional dividends of $166.5 million without the permission of state regulatory authorities.

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

     Our year-2000 projects are currently on schedule. We are conducting each year-2000 project in three phases: (i) an audit and assessment phase, designed to identify year-2000 issues; (ii) a modification phase, designed to correct year-2000 issues;
                                       37

                         CONSECO, INC. AND SUBSIDIARIES
                              --------------------

and (iii) a testing phase, designed to test the modifications after they have been installed. We have completed the audit and assessment phase for all critical systems. The modification phase of our program is complete for our insurance subsidiaries and substantially complete for our finance subsidiaries. We expect the testing phase of our program to be completed by the end of the third quarter of 1999. We believe that we have provided for sufficient time in order to complete any additional modifications, if necessary, before December 31, 1999.

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

     We currently estimate that the total expense of our year-2000 projects will be approximately $73 million. This expense is not material to Conseco's financial position and we are funding it through our operating cash flows. Approximately 85 percent of this expense was incurred in periods through June 30, 1999. This expense related primarily to modifying existing software systems.

     The impact of year-2000 issues will depend not only on the corrective actions we take, but also on the way in which year- 2000 issues are addressed by governmental agencies, businesses and other third parties: (i) that provide capital, services, utilities or data to the Company; (ii) that receive services or data from the Company; or (iii) whose financial condition or operating capability is important to the Company. We are in the process of identifying and updating assessments of potential year-2000 risks associated with our external business relationships, such as third-party administrators, utilities and financial institutions. These procedures are necessarily limited to matters over which we are able to reasonably exercise control. We have been informed by our key financial institutions and utilities that they will be year-2000 ready at year-end 1999.

     We are also assessing what contingency plans will be needed if any of our critical systems or those of external business relationships are not year-2000 ready at year-end 1999. We do not currently anticipate such a situation, but we will continue to evolve contingency plans as new information becomes available.

     Our year-2000 projects are the highest priority for our information technology employees and others within the Company. We continue to work on other systems projects while our year-2000 projects are being completed; in many cases, we have accelerated system upgrades when the new systems address year-2000 issues.

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

                         CONSECO, INC. AND SUBSIDIARIES
                              --------------------

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     Our market risks, and the way we manage them, are summarized in management's discussion and analysis of financial condition and results of operations as of December 31, 1998, included in the Company's Form 10-K for the year ended December 31, 1998. There have been no material changes in the first six months of 1999 to such risks or our management of such risks.

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

     ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     At the Company's annual meeting on May 26, 1999, the shareholders elected David R. Decatur, Donald F. Gongaware, John M. Mutz and Robert S. Nickoloff to serve as directors for terms ending in 2002. The results of the voting were as follows (there were no broker non-votes):


                                        David R.          Donald F.          John M.        Robert S.
                                        Decatur           Gongaware           Mutz          Nickoloff
                                        -------           ---------           ----          ---------

For                                    301,539,289      301,474,411       301,572,270       301,564,803
Withheld                                 2,388,937        2,453,815         2,355,956         2,363,423

     ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

     a) Exhibits.

             1.1 Purchase Agreement dated June 29, 1999 between the Registrant and Warburg Dillon Read LLC

             1.2 ISDA Master Agreement dated as of April 21, 1999 between the Registrant and UBS AG, London Branch, with attached schedule and confirmation

             10.1.2 Employment Agreement amended and restated as of May 26, 1999, between the Registrant and Stephen C. Hilbert

             10.1.3 Employment Agreement amended and restated as of May 26, 1999, between the Registrant and Rollin M. Dick

             10.1.10 Employment Agreement amended and restated as of May 26,
                     1999, between the Registrant and Ngaire E. Cuneo

             10.1.11 Employment Agreement amended and restated as of May 26,
                     1999, between the Registrant and John J. Sabl

             10.1.12 Employment Agreement amended and restated as of May 26,
                     1999, between the Registrant and Thomas J. Kilian

                         CONSECO, INC. AND SUBSIDIARIES
                              --------------------

             10.1.13 Employment Agreement as of July 28, 1999, between the Registrant and James S. Adams

             10.1.14 Employment Agreement as of July 28, 1999, between the Registrant and Maxwell E. Bublitz

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





                                  CONSECO, INC.


Dated: August 13, 1999            By:   /s/ ROLLIN M. DICK
                                        ------------------
                                        Rollin M. Dick
                                        Executive Vice President and
                                          Chief Financial Officer
                                          (authorized officer and principal
                                          financial officer)