Form 10-Q/A
period 1999-03-31
CONSECO INC
filed 1999-09-10
CIK 719241

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

                         CONSECO, INC. AND SUBSIDIARIES

                             EXPLANATORY PARAGRAPH

      This Form 10-Q/A amends the Form 10-Q filed by Conseco, Inc. on May 14, 1999, to correct the typographical error included in the second sentence of the third paragraph on page 9 of the Form 10-Q. The corrected sentence refers to assumptions used to determine the value of interest-only securities at March 31, 1999. In accordance with the instructions for Form 10-Q/A, Item 1 is included herein in its entirety.


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

     We record the interest-only security initially at a value representing an allocated portion of the cost basis of the finance receivables being sold. We adjust this value to estimated fair value each quarter. We used the following assumptions to determine the value of the interest-only securities at March 31, 1999. The difference between estimated fair value and the security's book value is included in unrealized depreciation of other investments.

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





                                         CONSECO, INC.


Dated:  September 10, 1999         By:   /s/ ROLLIN M. DICK
                                         ------------------
                                         Rollin M. Dick
                                         Executive Vice President and
                                           Chief Financial Officer
                                           (authorized officer and principal
                                           financial officer)