Form 10-Q/A
period 1999-06-30
CONSECO INC
filed 1999-09-10
CIK 719241

================================================================================

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

                         CONSECO, INC. AND SUBSIDIARIES

                             EXPLANATORY PARAGRAPH

     This Form 10-Q/A amends the Form 10-Q filed by Conseco, Inc. on August 16, 1999, to correct the typographical error included in the captions in the chart at the end of page 9 of the Form 10-Q. The corrected caption refers to securitizations completed in the first six months of 1999. In accordance with the instructions for Form 10-Q/A, Item 1 is included herein in its entirety.


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

                                                      Manufactured        Home equity/       Consumer/
                                                         housing        home improvement     equipment           Total
                                                         -------        ----------------     ---------           -----
                                                                                (Dollars in millions)

Cumulative amounts:
   Interest-only securities at fair value............$   745.1           $  487.8           $  197.0        $ 1,429.9
   Principal balance of sold finance receivables (a). 22,356.8            9,337.6            3,852.5         35,546.9
Related to securitizations completed in the first
   six months of 1999:
     Weighted average stated customer interest rate
        on sold finance receivables (a) (b)............    9.5%              11.5%              10.8%
     Expected weighted average annual constant
        prepayment rate as a percentage of principal
        balance of sold finance receivables (a) (c)....   10.7%              28.1%              18.9%
     Expected nondiscounted credit losses as a
        percentage of principal balance of sold
        finance receivables (a) (c)....................    8.8%               3.2%               1.7%
     Weighted average discount rate used for
        determining the gain on sale of finance
        receivables....................................   15.0%              15.0%              15.0%






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