Form 10-Q
period 1999-09-30
CONSECO INC
filed 1999-11-15
CIK 719241

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

                For the quarterly period ended September 30, 1999

       [   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from _______ to _______

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


    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [ X ] No [ ]



     Shares of common stock outstanding as of October 29, 1999: 327,119,340

================================================================================

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                         CONSECO, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                              (Dollars in millions)

                                     ASSETS


                                                                                               September 30,   December 31,
                                                                                                   1999            1998
                                                                                                   ----            ----
                                                                                                (unaudited)

Investments:
   Actively managed fixed maturities at fair value (amortized cost: 1999 - $23,322.6;
     1998 - $21,848.3)........................................................................    $22,099.5      $21,827.3
   Interest-only securities at fair value (amortized cost: 1999 - $1,525.9; 1998 - $1,313.6)..      1,406.9        1,305.4
   Equity securities at fair value (cost: 1999 - $398.8; 1998 - $373.0).......................        382.4          376.4
   Mortgage loans.............................................................................      1,269.7        1,130.2
   Policy loans...............................................................................        666.4          685.6
   Other invested assets .....................................................................        628.8          748.1
   Short-term investments.....................................................................        934.5        1,704.7
   Assets held in separate accounts and investment trust .....................................      1,803.3        1,411.1
                                                                                                  ---------      ---------

       Total investments......................................................................     29,191.5       29,188.8

Accrued investment income.....................................................................        486.0          383.8
Finance receivables...........................................................................      5,703.9        3,299.5
Cost of policies purchased....................................................................      2,431.9        2,425.2
Cost of policies produced.....................................................................      1,951.7        1,453.9
Reinsurance receivables.......................................................................        990.3          734.8
Income tax assets.............................................................................         44.0            -
Goodwill......................................................................................      3,955.8        3,960.2
Cash held in segregated accounts for investors................................................        864.8          843.7
Other assets..................................................................................      1,367.4        1,310.0
                                                                                                  ---------      ---------

       Total assets...........................................................................    $46,987.3      $43,599.9
                                                                                                  =========      =========


                            (continued on next page)














               The accompanying notes are an integral part of the
                       consolidated financial statements.



                         CONSECO, INC. AND SUBSIDIARIES

                      CONSOLIDATED BALANCE SHEET, continued
                              (Dollars in millions)

                      LIABILITIES AND SHAREHOLDERS' EQUITY


                                                                                               September 30,   December 31,
                                                                                                   1999            1998
                                                                                                   ----            ----
                                                                                                (unaudited)
Liabilities:
   Liabilities for insurance and asset accumulation products:
     Interest-sensitive products..............................................................    $17,535.1      $17,229.4
     Traditional products.....................................................................      6,533.8        6,391.6
     Claims payable and other policyholder funds..............................................      1,391.3        1,491.5
     Unearned premiums........................................................................        445.0          376.6
     Liabilities related to separate accounts and investment trust............................      1,803.3        1,411.1
     Liabilities related to deposit products..................................................        744.8           30.0
   Investor payables..........................................................................        864.8          843.7
   Other liabilities..........................................................................      1,749.8        1,980.7
   Income tax liabilities.....................................................................          -            197.1
   Investment borrowings......................................................................      1,097.1          956.2
   Notes payable and commercial paper:
     Corporate................................................................................      2,393.7        2,932.2
     Finance..................................................................................      4,435.6        2,389.3
                                                                                                  ---------      ---------

         Total liabilities....................................................................     38,994.3       36,229.4
                                                                                                  ---------      ---------

Minority interest:
   Company-obligated mandatorily redeemable preferred securities
     of subsidiary trusts.....................................................................      2,636.4        2,096.9

Shareholders' equity:
   Preferred stock............................................................................          -            105.5
   Common stock and additional paid-in capital (no par value, 1,000,000,000 shares authorized, shares issued and outstanding: 1999 - 327,117,740;
     1998 - 315,843,609)......................................................................      2,982.7        2,736.5
   Accumulated other comprehensive loss (net of applicable deferred income taxes:
     1999 - $(399.1); 1998 - $(16.3)).........................................................       (732.4)         (28.4)
   Retained earnings..........................................................................      3,106.3        2,460.0
                                                                                                  ---------      ---------

         Total shareholders' equity...........................................................      5,356.6        5,273.6
                                                                                                  ---------      ---------

         Total liabilities and shareholders' equity...........................................    $46,987.3      $43,599.9
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



                         CONSECO, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF OPERATIONS
                 (Dollars in millions except per share amounts)
                                   (unaudited)

                                                                           Three months ended           Nine months ended
                                                                              September 30,              September 30,
                                                                          --------------------         -------------------
                                                                          1999            1998         1999           1998
                                                                          ----            ----         ----           ----
Revenues:
   Insurance policy income...........................................    $1,017.5      $  989.1      $3,044.9        $2,969.0
   Net investment income.............................................       670.4         577.0       2,074.4         1,854.4
   Gain on sale of finance receivables...............................       114.2         257.9         540.0           529.2
   Net investment gains (losses).....................................       (74.0)         24.7         (95.9)          141.8
   Fee revenue and other income......................................       121.6          87.5         354.2           255.0
                                                                         --------      --------      --------        --------

       Total revenues................................................     1,849.7       1,936.2       5,917.6         5,749.4
                                                                         --------      --------    ----------        --------

Benefits and expenses:
   Insurance policy benefits.........................................       814.7         852.3       2,624.9         2,693.3
   Provision for losses..............................................        28.3          14.5          76.8            25.7
   Interest expense..................................................       135.2         117.5         371.3           332.8
   Amortization......................................................       168.1         164.2         472.7           515.4
   Other operating costs and expenses................................       332.2         313.5         986.1           923.2
   Impairment charge.................................................         -             -             -             549.4
   Nonrecurring charges..............................................         -             -             -             148.0
                                                                         --------      --------      --------        --------

       Total benefits and expenses...................................     1,478.5       1,462.0       4,531.8         5,187.8
                                                                         --------      --------      --------        --------

       Income before income taxes, minority interest
         and extraordinary charge ...................................       371.2         474.2       1,385.8           561.6

Income tax expense...................................................       144.4         169.2         503.9           275.1
                                                                         --------      --------      --------        --------

       Income before minority interest and extraordinary
         charge .....................................................       226.8         305.0         881.9           286.5

Minority interest - distributions on Company-obligated mandatorily redeemable preferred securities of subsidiary trusts, net of
   income taxes......................................................        33.4          22.2          93.9            60.4
                                                                         --------      --------      --------        --------

       Income before extraordinary charge ...........................       193.4         282.8         788.0           226.1

Extraordinary charge on extinguishment of debt, net of income
   taxes.............................................................         -            12.3           -              42.6
                                                                         --------      --------      --------        --------

       Net income....................................................       193.4         270.5         788.0           183.5

Less preferred stock dividends.......................................         -             1.8            .6             6.0
                                                                         --------      --------      --------        --------

       Net income applicable to common stock.........................    $  193.4      $  268.7      $  787.4        $  177.5
                                                                         ========      ========      ========        ========

Earnings per common share:
   Basic:
     Weighted average shares outstanding............................. 327,000,000   312,658,000   323,741,000     310,651,000
     Net income before extraordinary charge..........................        $.59          $.90         $2.43            $.71
     Extraordinary charge............................................         -             .04           -               .14
                                                                             ----          ----         -----            ----

       Net income....................................................        $.59          $.86         $2.43            $.57
                                                                             ====          ====         =====            ====

   Diluted:
     Weighted average shares outstanding............................. 332,849,000   332,256,000   331,720,000     327,119,000
     Net income before extraordinary charge..........................        $.58          $.85         $2.38            $.67
     Extraordinary charge............................................         -             .04           -               .13
                                                                             ----        ------         -----            ----

       Net income....................................................        $.58          $.81         $2.38            $.54
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

                         CONSECO, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                              (Dollars in millions)
                                   (unaudited)

                                                                               Common stock     Accumulated other
                                                                   Preferred  and additional      comprehensive      Retained
                                                          Total      stock    paid-in capital     income (loss)      earnings
                                                          -----      -----    ---------------     -------------      --------

Balance, January 1, 1999.............................  $5,273.6     $ 105.5       $2,736.5           $ (28.4)         $2,460.0

   Comprehensive income, net of tax:
     Net income......................................     788.0                                                          788.0
     Change in unrealized depreciation of
       investments (net of applicable income tax
       benefit of $382.8)............................    (704.0)        -              -              (704.0)              -
                                                       --------

         Total comprehensive income..................      84.0

   Issuance of common shares.........................     205.7         -            205.7               -                 -
   Tax benefit related to issuance of shares under
     stock option plans..............................      24.4         -             24.4               -                 -
   Conversion of preferred stock into common
     shares..........................................       -        (105.5)         105.5               -                 -
   Cost of shares acquired...........................     (89.4)        -            (89.4)              -                 -
   Dividends on common stock.........................    (141.1)        -              -                 -              (141.1)
   Dividends on preferred stock......................       (.6)        -              -                 -                 (.6)
                                                       --------     --------      --------           --------         --------

Balance, September 30, 1999..........................  $5,356.6     $   -         $2,982.7           $(732.4)         $3,106.3
                                                       ========     =======       ========           =======          ========

Balance, January 1, 1998.............................  $5,213.9     $ 115.8       $2,619.8           $ 200.6          $2,277.7

   Comprehensive income, net of tax:
     Net income......................................     183.5         -              -                 -               183.5
     Change in unrealized appreciation of
       investments (net of applicable income tax
       benefit of $27.7).............................     (48.0)        -              -               (48.0)              -
                                                       --------

         Total comprehensive income..................     135.5

   Conversion of preferred stock into common
     shares..........................................       -         (10.2)          10.2               -                 -
   Conversion of convertible debentures into
     common shares...................................      27.6         -             27.6               -                 -
   Issuance of shares for stock options and for
     employee benefit plans..........................     125.6         -            125.6               -                 -
   Tax benefit related to issuance of shares under
     stock option plans..............................      42.8         -             42.8               -                 -
   Issuance of warrants in conjunction with
     financing transaction...........................       7.7         -              7.7               -                 -
   Cost of shares acquired...........................    (271.2)        -           (152.7)              -              (118.5)
   Dividends on common stock.........................    (114.3)        -              -                 -              (114.3)
   Dividends on preferred stock......................      (6.0)        -              -                 -                (6.0)
                                                       --------     -------       --------           -------          --------

Balance, September 30, 1998..........................  $5,161.6     $ 105.6       $2,681.0           $ 152.6          $2,222.4
                                                       ========     =======       ========           =======          ========




               The accompanying notes are an integral part of the
                       consolidated financial statements.

                         CONSECO, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                              (Dollars in millions)
                                   (unaudited)
                                                                                                      Nine months ended
                                                                                                        September 30,
                                                                                                  ------------------------
                                                                                                  1999                1998
                                                                                                  ----                ----
Cash flows from operating activities:
   Net income................................................................................  $    788.0         $    183.5
   Adjustments to reconcile net income to net cash provided by operating activities:
     Gain on sale of finance receivables.....................................................      (540.0)            (529.2)
     Points and origination fees received....................................................       359.0              199.9
     Interest-only securities investment income..............................................      (140.8)             (94.0)
     Cash received from interest-only securities.............................................       343.0              250.3
     Servicing income........................................................................      (123.7)            (102.6)
     Cash received from servicing activities.................................................       137.0              118.0
     Provision for losses....................................................................        76.8               25.7
     Amortization and depreciation...........................................................       495.4              562.3
     Income taxes............................................................................       257.8             (101.9)
     Insurance liabilities...................................................................       222.1              (28.9)
     Accrual and amortization of investment income...........................................      (136.1)             (40.6)
     Deferral of cost of policies produced and purchased.....................................      (625.7)            (623.8)
     Nonrecurring and impairment charges.....................................................         -                678.9
     Minority interest.......................................................................       144.5               92.2
     Extraordinary charge on extinguishment of debt..........................................         -                 66.4
     Net investment (gains) losses...........................................................        95.9             (141.8)
     Other...................................................................................       (67.2)              38.6
                                                                                               ----------         ----------

       Net cash provided by operating activities before settlement of prior year taxes.......     1,286.0              553.0

     Payment of taxes in settlement of prior years...........................................       (85.1)               -
                                                                                               ----------         ----------

       Net cash provided by operating activities.............................................     1,200.9              553.0
                                                                                               ----------         ----------

Cash flows from investing activities:
   Sales of investments......................................................................    12,839.3           22,264.0
   Maturities and redemptions of investments.................................................       821.5            1,077.0
   Purchases of investments..................................................................   (15,320.0)         (23,360.1)
   Cash received from the sale of finance receivables, net of expenses.......................     9,135.4            9,455.9
   Principal payments received on finance receivables........................................     6,777.6            4,361.8
   Finance receivables originated............................................................   (18,781.8)         (15,174.2)
   Other.....................................................................................       (77.3)            (121.8)
                                                                                               ----------         ----------

       Net cash used by investing activities ................................................    (4,605.3)          (1,497.4)
                                                                                               ----------         ----------

Cash flows from financing activities:
   Issuance of notes payable and commercial paper............................................    14,701.6           12,806.7
   Issuance of common shares.................................................................       109.6              108.8
   Issuance of Company-obligated mandatorily redeemable preferred securities of
     subsidiary trusts.......................................................................       534.3              488.0
   Payments on notes payable and commercial paper............................................   (13,317.7)         (12,026.7)
   Payments to repurchase common stock.......................................................       (29.5)            (236.0)
   Investment borrowings.....................................................................       140.9             (572.1)
   Amounts received for investments in deposit products......................................     2,935.2            2,383.6
   Withdrawals from deposit products.........................................................    (2,186.9)          (2,001.9)
   Distributions on Company-obligated mandatorily redeemable preferred securities of
     subsidiary trusts and common and preferred stock dividends..............................      (253.3)            (182.1)
                                                                                               ----------         ----------

       Net cash provided by financing activities.............................................     2,634.2              768.3
                                                                                               ----------         ----------

       Net decrease in short-term investments................................................      (770.2)            (176.1)

Short-term investments, beginning of period..................................................     1,704.7            1,154.7
                                                                                               ----------         ----------

Short-term investments, end of period........................................................  $    934.5         $    978.6
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

     Conseco is a financial services holding company with subsidiaries operating throughout the United States. Our insurance subsidiaries develop, market and administer supplemental health insurance, annuity, individual life insurance, individual and group major medical insurance and other insurance products. Our finance subsidiaries originate, purchase, sell and service consumer and commercial finance loans. Conseco's operating strategy is to grow its business by focusing its resources on the development and expansion of profitable products and strong distribution channels, to seek to achieve superior investment returns through active asset management and to control expenses.

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

     When we prepare financial statements in conformity with GAAP, we are required to make estimates and assumptions that significantly affect various reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting periods. For example, we use significant estimates and assumptions in calculating values for cost of policies produced, the cost of policies purchased, interest-only securities, servicing rights, goodwill, liabilities for insurance and deposit products, liabilities related to litigation, guaranty fund assessment accruals, gain on sale of finance receivables, provision for losses and deferred income taxes. If our future experience differs from these estimates and assumptions, our financial statements could be materially affected.

     Consolidation issues. Our consolidated financial statements give retroactive effect to the merger (the "Merger") with Conseco Finance Corp. ("Conseco Finance", formerly Green Tree Financial Corporation prior to its name change in November 1999) in a transaction accounted for as a pooling of interests (see "The Merger"). The pooling of interests method of accounting requires the restatement of all periods presented as if Conseco and Conseco Finance had always been combined. The consolidated statement of shareholders' equity therefore reflects the accounts of the Company as if the additional shares of Conseco common stock issued in the Merger had been outstanding during all periods presented. We have eliminated intercompany transactions prior to the Merger and we have made certain reclassifications to Conseco Finance's financial statements to conform to Conseco's presentation.

     Our consolidated financial statements exclude the results of material transactions between us and our consolidated affiliates, or among our consolidated affiliates.

     ACCOUNTING FOR INVESTMENTS

     We classify our fixed maturity securities into three categories: (i) "actively managed" (which we carry at estimated fair value); (ii) "trading" (which we carry at estimated fair value); and (iii) "held to maturity" (which we carry at amortized cost). We held $163.2 million of trading securities at September 30, 1999, which we included in other invested assets. We had no fixed maturity securities in the held to maturity category at September 30, 1999.

                         CONSECO, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              --------------------

     Unrealized losses included in shareholders' equity were as follows:

                                                                  Net change for the
                                                                   nine months ended        Total unrealized losses at:
                                                                     September 30,         ----------------------------
                                                                   ------------------      September 30,   December 31,
                                                                   1999         1998           1999            1998
                                                                   ----         ----           ----            ----
                                                                              (Dollars in millions)
Unrealized losses on investments.............................  $(1,323.4)    $(157.8)      $(1,363.8)          $(40.4)

Less amounts attributed to:
   Cost of policies purchased and produced...................      222.7        78.2           233.1             10.4
   Deferred income tax benefit...............................      385.4        27.7           399.1             13.7
   Other.....................................................        6.9         3.9             (.8)            (7.7)
                                                               ---------     -------       ---------           ------

     Total...................................................  $  (708.4)    $ (48.0)      $  (732.4)          $(24.0)
                                                               =========     =======       =========           ======

     THE MERGER

     On June 30, 1998, we completed the Merger. We issued a total of 128.7 million shares of Conseco common stock (including 5.0 million common equivalent shares issued in exchange for Conseco Finance's outstanding options), exchanging
 .9165 of a share of Conseco common stock for each share of Conseco Finance common stock. The Merger constituted a tax-free exchange and was accounted for under the pooling of interests method. We restated all prior-period consolidated financial statements to include Conseco Finance as though it had always been a subsidiary of Conseco.

     The results of operations for Conseco and Conseco Finance, separately and combined, for periods prior to the Merger were as follows:

                                                                                     Six months ended
                                                                                       June 30, 1998
                                                                                     -----------------
                                                                                   (Dollars in millions)
Revenues:
   Conseco........................................................................       $3,232.1
   Conseco Finance................................................................          570.7
   Elimination of intercompany revenues...........................................            (.8)
                                                                                         --------

     Combined.....................................................................       $3,802.0
                                                                                         ========

Net income (loss):
   Conseco........................................................................       $  274.7 (1)
   Conseco Finance (including nonrecurring charges)...............................         (358.9)(2)
   Elimination of intercompany net income.........................................           (2.8)
                                                                                         --------

     Combined.....................................................................       $  (87.0)
                                                                                         ========

--------------------
(1) Includes nonrecurring charges of $40.0 million (net of income taxes) related to the Merger, including investment banking, accounting, legal and regulatory fees and other costs.

(2) Includes: (i) an impairment charge of $355.8 million (net of income taxes) to reduce the carrying value of the interest-only securities and servicing rights; and (ii) nonrecurring charges of $108.0 million (net of income taxes) related to the Merger, including investment banking, accounting, legal and regulatory fees and other costs.

                                        8

                         CONSECO, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              --------------------

     FINANCE RECEIVABLES AND INTEREST-ONLY SECURITIES

     Finance receivables, summarized by type, were as follows:

                                                                              September 30,    December 31,
                                                                                  1999             1998
                                                                                  ----             ----
                                                                                   (Dollars in millions)

Manufactured housing.........................................................   $  603.8         $  798.8
Mortgage services............................................................    1,860.4            603.5
Consumer/credit card.........................................................    1,396.7            587.3
Commercial...................................................................    1,903.9          1,352.9
                                                                                --------         --------

                                                                                 5,764.8          3,342.5

Less allowance for doubtful accounts.........................................       60.9             43.0
                                                                                --------         --------

     Net finance receivables.................................................   $5,703.9         $3,299.5
                                                                                ========         ========

     On September 8, 1999, we announced that we would no longer structure the securitizations of the loans we originate in a manner that results in gain-on-sale revenues. We will use the portfolio method to account for all future financings that support our lending activities. Securitization transactions completed after September 8, 1999 are being structured to include provisions that entitle the Company to repurchase assets transferred to the special purpose entity when the aggregate unpaid principal balance reaches a specified level which is higher than the level considered to be a clean-up call. Pursuant to Financial Accounting Standards Board Statement No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities, such securitization transactions are accounted for as securitized borrowings rather than sales.

     For loans we finance through securitizations, this change, and the resulting use of the portfolio method of accounting, will have no effect on the total profit we recognize over the life of each new loan, but it will change the timing of profit recognition. Under the portfolio method, we will recognize earnings over the life of a new loan as it generates interest. As a result, our reported earnings from each new loan under the portfolio method will be lower in the period it is securitized (compared to our historical method) and higher in later periods, as interest is earned on the loan.

     The securitizations completed prior to our September 8, 1999 announcement met the applicable criteria to be accounted for as sales. We sold $9.7 billion of finance receivables during 1999 prior to our September 8, 1999 announcement and recognized gains of $540.0 million. We sold $9.4 billion of finance receivables during the first nine months of 1998 and recognized gains of $529.2 million. At the time the loans were securitized and sold, we recognized a gain and recorded our residual interest in the securitization. The residual interest represents the right to receive, over the life of the pool of receivables: (i) the excess of the principal and interest received on the receivables transferred to the special purpose entity over the principal and interest paid to the holders of other interests in the securitization; and (ii) servicing fees. In some of those securitizations, we also retained certain lower-rated securities that are senior in payment priority to the interest-only securities. Such retained securities had a fair market value and amortized cost of $774.7 million and $814.0 million, respectively, at September 30, 1999, and were classified as actively managed fixed maturity securities.

                         CONSECO, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              --------------------

     The interest-only securities on our balance sheet represent an allocated portion of the cost basis of the finance receivables securitized prior to September 8, 1999 in transactions accounted for as sales. We adjust this value to estimated fair value each quarter. We used the following assumptions to adjust the amortized cost to estimated fair value at September 30, 1999. The difference between estimated fair value and the amortized cost of the interest-only securities is included in accumulated other comprehensive loss.

                                                      Manufactured        Home equity/       Consumer/
                                                         housing        home improvement     equipment           Total
                                                         -------        ----------------     ---------           -----
                                                                                (Dollars in millions)

Interest-only securities at fair value..............  $   797.3             $  453.5           $  156.1       $  1,406.9
Cumulative principal balance of sold finance
   receivables at September 30, 1999 (a)............   23,676.3              9,480.2            3,999.5         37,156.0
Weighted average stated customer interest rate
   on sold finance receivables (a)..................       10.0%                11.5%              10.9%
Assumptions to determine estimated fair value
   of interest-only securities at September 30, 1999:
     Expected weighted average annual constant
       prepayment rate as a percentage of principal
       balance of related finance receivables (a) (b)      11.4%                27.8%              23.6%
     Expected nondiscounted credit losses as a
       percentage of principal balance of
       related finance receivables (a) (b)..........        6.1%                 3.6%               2.3%
     Weighted average discount rate ................       14.0%                14.0%              14.0%

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

     We used the assumptions in the table below to determine the initial value of the interest-only securities related to new securitizations in the first nine months of 1999.

                                                      Manufactured        Home equity/       Consumer/
                                                         housing        home improvement     equipment
                                                         -------        ----------------     ---------
                                                                           (Dollars in millions)
Related to securitizations completed in the
  first nine months of 1999:
     Weighted average stated customer interest rate
       on sold finance receivables (a) (b)............       9.7%              11.7%              10.8%
     Assumptions to determine gain on sale during
       the first nine months of 1999:
       Expected weighted average annual constant
         prepayment rate as a percentage of principal
         balance of sold finance receivables (a) (c)..      10.6%              27.7%              18.9%
       Expected nondiscounted credit losses as a
         percentage of principal balance of sold
         finance receivables (a) (c)..................       8.6%               3.3%               1.7%
       Weighted average discount rate used for
         determining the gain on sale of finance
         receivables..................................      15.0%              15.0%              15.0%





                         CONSECO, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              --------------------

--------------------

(a)  Excludes finance receivables sold in revolving-trust securitizations.
(b) The stated interest rate reflects reductions in rates due to collection of points. Including such points, the effective yield on manufactured housing finance receivables was approximately 10.8 percent in the first nine months of 1999.
(c) The valuation of interest-only securities is affected not only by the projected level of prepayments of principal and net credit losses, but also by the projected timing of such prepayments and net credit losses. Should such timing differ materially from our projections, it could have a material effect on the valuation of our interest-only securities.

     Credit quality was as follows:

                                                                                       September 30,
                                                                                  ---------------------
                                                                                  1999             1998
                                                                                  ----             ----

60-days-and-over delinquencies as a percentage
   of managed finance receivables at period end............................         1.27%          1.10%
                                                                                    ====           ====

Net credit losses incurred during the last twelve months as a percentage
   of average managed finance receivables during the period................         1.20%          1.06%
                                                                                    ====           ====

Repossessed collateral inventory as a percentage of managed finance
   receivables at period end...............................................         1.20%          1.00%
                                                                                    ====           ====

     Activity in the interest-only securities account was as follows:

                                                                                    Nine months ended
                                                                                      September 30,
                                                                                  -------------------
                                                                                  1999           1998
                                                                                  ----           ----
                                                                                  (Dollars in millions)

Balance, beginning of period................................................   $1,305.4        $1,398.7
   Additions resulting from securitizations during the period...............      414.5           566.6
   Investment income........................................................      140.8            94.0
   Cash received............................................................     (343.0)         (250.3)
   Impairment change to reduce carrying value...............................        -            (544.4)
   Change in unrealized depreciation charged to shareholders' equity........     (110.8)          (43.5)
                                                                               --------        --------

Balance, end of period......................................................   $1,406.9        $1,221.1
                                                                               ========        ========

                         CONSECO, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              --------------------

     EARNINGS PER SHARE

     A reconciliation of income and shares used to calculate basic and diluted earnings per share is as follows:

                                                                               Three months ended       Nine months ended
                                                                                  September 30,           September 30,
                                                                               -------------------      ------------------
                                                                               1999           1998      1999          1998
                                                                               ----           ----      ----          ----
                                                                               (Dollars in millions and shares in thousands)
Income:
   Income before extraordinary charge....................................     $193.4         $282.8      $788.0     $226.1
   Preferred stock dividends.............................................        -              1.8          .6        6.0
                                                                              ------         ------      ------     ------

     Income before extraordinary charge applicable to common
       ownership for basic earnings per share............................      193.4          281.0       787.4      220.1

Effect of dilutive securities:
   Preferred stock dividends.............................................        -              1.8          .6        -
                                                                              ------         ------      ------     ------

     Income before extraordinary charge applicable to common
       ownership and assumed conversions for diluted earnings per
       share.............................................................     $193.4         $282.8      $788.0     $220.1
                                                                              ======         ======      ======     ======
Shares:
   Weighted average shares outstanding for basic earnings per share......    327,000        312,658     323,741    310,651
   Effect of dilutive securities on weighted average shares:
     Stock options.......................................................      1,739          7,180       2,646      9,534
     Employee stock plans................................................      2,073          1,931       2,036      1,932
     PRIDES..............................................................        -            5,909         590        -
     Convertible securities..............................................      1,752          4,578       2,612      5,002
     Forward purchase agreement..........................................        285            -            95         -
                                                                             -------        -------     -------    ------

         Dilutive potential common shares................................      5,849         19,598       7,979     16,468
                                                                             -------        -------     -------    -------

           Weighted average shares outstanding for diluted earnings
              per share.................................................     332,849        332,256     331,720    327,119
                                                                             =======        =======     =======    =======

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

                         CONSECO, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              --------------------

Segment operating information was as follows:

                                                                               Three months ended          Nine months ended
                                                                                  September 30,              September 30,
                                                                               -------------------        ------------------
                                                                               1999           1998        1999          1998
                                                                               ----           ----        ----          ----
                                                                                             (Dollars in millions)
Revenues:
   Insurance and fee-based segment:
     Insurance policy income............................................     $1,017.5      $  989.1      $3,044.9     $2,969.0
     Net investment income..............................................        469.7         470.3       1,551.7      1,558.6
     Fee and other revenue..............................................         25.7          21.0          88.1         67.8
     Net investment gains (losses)......................................        (74.0)         24.7         (95.9)       141.8
                                                                             --------      --------      --------     --------

       Total insurance and fee-based segment revenues...................      1,438.9       1,505.1       4,588.8      4,737.2
                                                                             --------      --------      --------     --------

   Finance segment:
     Net investment income..............................................        207.8         107.9         539.5        297.8
     Gain on sale of finance receivables................................        114.2         257.9         540.0        529.2
     Fee revenue and other income.......................................         95.9          66.5         266.1        187.2
                                                                             --------      --------      --------     --------

       Total finance segment revenues...................................        417.9         432.3       1,345.6      1,014.2
                                                                             --------      --------      --------     --------

   Eliminations.........................................................         (7.1)         (1.2)        (16.8)        (2.0)
                                                                             --------      --------      --------     --------

         Total revenues.................................................      1,849.7       1,936.2       5,917.6      5,749.4
                                                                             --------      --------      --------     --------

Expenses:
   Insurance and fee-based segment:
     Insurance policy benefits..........................................        814.7         852.3       2,624.9      2,693.3
     Amortization.......................................................        167.3         164.2         470.3        515.4
     Interest expense...................................................         14.4          14.8          42.8         51.9
     Other operating costs and expenses.................................        148.3         151.3         466.1        468.1
                                                                             --------      --------      --------     --------

       Total insurance and fee-based segment expenses...................      1,144.7       1,182.6       3,604.1      3,728.7
                                                                             --------      --------      --------     --------

   Finance segment:
     Provision for losses...............................................         28.3          14.5          76.8         25.7
     Interest expense...................................................         86.0          56.6         212.2        160.3
     Other operating costs and expenses.................................        180.8         158.4         503.2        443.8
     Impairment charge..................................................          -             -             -          549.4
     Nonrecurring charges...............................................          -             -             -          148.0
                                                                             --------      --------      --------     --------

       Total finance segment expenses...................................        295.1         229.5         792.2      1,327.2
                                                                             --------      --------      --------     --------

   Not allocated to segments:
     Interest expense...................................................         41.9          47.3         133.1        122.6
     Other operating costs and expenses.................................          3.9           3.8          19.2         11.3
                                                                             --------      --------      --------     --------

       Total expenses not allocated to segments.........................         45.8          51.1         152.3        133.9
                                                                             --------      --------      --------     --------

   Eliminations.........................................................         (7.1)         (1.2)        (16.8)        (2.0)
                                                                             --------      --------      --------     --------

         Total expenses.................................................      1,478.5       1,462.0       4,531.8      5,187.8
                                                                             --------      --------      --------     --------

Income (loss) before income taxes, minority interest and
  extraordinary charge:
     Insurance operations...............................................        294.2         322.5         984.7      1,008.5
     Finance operations.................................................        122.8         202.8         553.4       (313.0)
     Corporate interest and other expenses..............................        (45.8)        (51.1)       (152.3)      (133.9)
                                                                             --------      --------      --------     --------

         Income before income taxes, minority interest and
           extraordinary charge.........................................     $  371.2      $  474.2      $1,385.8     $  561.6
                                                                             ========      ========      ========     ========

                         CONSECO, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              --------------------

     FINANCIAL INSTRUMENTS

     Our equity-indexed annuity products provide a guaranteed base rate of return and a higher potential return linked to the performance of the Standard & Poor's 500 Index ("S&P 500 Index"). We buy Standard & Poor's 500 Index Call Options (the "S&P 500 Call Options") in an effort to hedge potential increases to policyholder benefits resulting from increases in the S&P 500 Index to which the product's return is linked. We include the cost of the S&P 500 Call Options in the pricing of these products. Policyholder account balances for these annuities fluctuate in relation to changes in the values of these options. We reflect changes in the value of these options in net investment income. During the nine months of 1999 and 1998, net investment income included $57.8 million and $48.1 million, respectively, related to these changes. Such investment income was substantially offset by increases to policyholder account balances. The value of the S&P 500 Call Options was $90.8 million at September 30, 1999. We classify such instruments as other invested assets. We defer the premiums paid to purchase the S&P 500 Call Options and amortize them to investment income over their terms. Such amortization was $69.8 million and $32.4 million during the first nine months of 1999 and 1998, respectively. The unamortized premium of the S&P 500 Call Options was $57.2 million at September 30, 1999.

     We periodically use interest-rate swaps to hedge the interest rate risk associated with our borrowed capital. At September 30, 1999, we held instruments that effectively convert a portion of our fixed-rate borrowed capital into floating-rate instruments for specified periods of time. We record the difference between the rates as an adjustment to interest expense. During the first nine months of 1999, interest expense was reduced by $4.9 million as a result of these interest-rate swap agreements. At September 30, 1999, such agreements had a fair value of $(28.8) million.

     If the counterparties of these financial instruments fail to meet their obligations, Conseco may have to recognize a loss. Conseco limits its exposure to such a loss by diversifying among several counterparties believed to be strong and creditworthy. At September 30, 1999, all of the counterparties were rated "A" or higher by Standard & Poor's Corporation.

     In conjunction with certain sales of finance receivables, we provided guarantees aggregating approximately $1.7 billion at September 30, 1999. We believe the likelihood of a significant loss from such guarantees is remote.

     REINSURANCE

     The cost of reinsurance ceded totaled $325.2 million and $400.4 million in the first nine months of 1999 and 1998, respectively. We deducted this cost from insurance policy income. Conseco is contingently liable for claims reinsured if the assuming company is unable to pay. Reinsurance recoveries netted against insurance policy benefits totaled $342.7 million and $333.6 million in the first nine months of 1999 and 1998, respectively.

                         CONSECO, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              --------------------

     CHANGES IN CORPORATE NOTES PAYABLE AND COMMERCIAL PAPER

     Corporate notes payable and commercial paper (together with interest rates as of September 30, 1999) were as follows:

                                                                                      September 30,     December 31,
                                                                                          1999              1998
                                                                                          ----              ----
                                                                                          (Dollars in millions)
Commercial paper (5.73%)............................................................   $  536.0           $  784.4
Bank credit facilities..............................................................        -                372.3
Notes payable (5.9%)...............................................................       250.0              400.0
6.4% notes due 2001.................................................................      550.0              550.0
6.4% notes due 2003.................................................................      250.0              250.0
6.5% convertible subordinated notes due 2003........................................        -                 86.0
6.8% senior notes due 2005..........................................................      250.0              250.0
7.6% senior notes due 2001..........................................................      275.0                -
7.875% notes due 2000...............................................................      150.0              150.0
8.125% senior notes due 2003........................................................       63.5               63.5
10.5% senior notes due 2004.........................................................       24.5               24.5
Extendible commercial notes (5.6785%)...............................................       50.0                -
Other...............................................................................        5.5               13.5
                                                                                       --------           --------

     Total principal amount.........................................................    2,404.5            2,944.2

Less unamortized net discount.......................................................       10.8               12.0
                                                                                       --------           --------

     Total..........................................................................   $2,393.7           $2,932.2
                                                                                      ========           ========

     Our current bank credit facilities allow us to borrow up to $2.3 billion, of which $1.5 billion may be borrowed until 2003 and $.8 billion may be borrowed until September 2000. Actual borrowings at September 30, 1999, totaled $1.1 billion all of which were used to finance the funding of finance receivables and was classified as finance notes payable - see "Changes in Finance Notes Payable." The credit facility requires us to maintain various financial ratios, as defined in the agreement, including: (i) a debt-to-total capitalization ratio less than .45:1 (such ratio was .34:1 at September 30, 1999); and (ii) an interest coverage ratio greater than 2.25:1 for the period October 1, 1999 through September 30, 2001 and greater than 2.50:1 thereafter (such ratio was 5.01:1 for the period ended September 30, 1999). We use unsecured bank credit facilities to support our commercial paper program.

     In June 1999, the Company issued $275.0 million of senior notes. Such notes are due June 21, 2001 and bear interest at 7.6 percent. We used the net proceeds to reduce amounts outstanding under our bank credit facilities and commercial paper program.

     In September 1999, the Company issued $50.0 million of extendible commercial notes, which have a final maturity date of September 2000 and bear interest at a variable rate reset on a periodic basis. We used the net proceeds to reduce amounts outstanding under our bank credit facilities and commercial paper program.

     In July 1999, pursuant to the terms of certain notes payable, we elected to prepay $150.0 million of such notes at par plus accrued interest. The maturity date for such notes was January 2, 2003.

     On July 23, 1999, we called for redemption all outstanding $86 million principal amount of the 6.5 percent convertible subordinated notes. All notes not previously converted were redeemed on August 23, 1999.

     Borrowings under our commercial paper program averaged approximately $1,061.9 million during the first nine months of 1999, at a weighted average interest rate of 5.2 percent. Total commercial paper borrowings at September 30, 1999, were $976.8 million, of which $440.8 million funded finance receivables and was classified as finance notes payable - see "Changes in Finance Notes Payable."
                                       15

                         CONSECO, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              --------------------

     CHANGES IN FINANCE NOTES PAYABLE

     Notes payable (together with interest rates as of September 30, 1999) related to our financing activities were as follows:

                                                                                      September 30,     December 31,
                                                                                          1999              1998
                                                                                          ----              ----
                                                                                          (Dollars in millions)

Bank credit facilities (5.63%)......................................................   $1,100.0           $  877.7
Commercial paper (5.73%)............................................................      440.8                -
Master repurchase agreements due on various dates in 2000 (6.13%)...................    1,785.4              780.6
Credit facility collateralized by retained interests in securitizations
   due 2000 (7.38%).................................................................      675.0              300.0
10.25% senior subordinated notes due 2002...........................................      193.6              194.0
Medium term notes due October 1999 to April 2003 (6.58%)............................      238.7              238.7
Other...............................................................................        6.1                3.2
                                                                                       --------           --------

   Total principal amount...........................................................    4,439.6            2,394.2

Less unamortized net discount.......................................................        4.0                4.9
                                                                                       --------           --------

   Total............................................................................   $4,435.6           $2,389.3
                                                                                       ========           ========

     As of September 30, 1999, we had $5.0 billion of master repurchase agreement capacity (of which $1,785.4 million was outstanding) with various investment banking firms, subject to the availability of eligible collateral. The agreements generally provide for one-year terms, which can be extended each quarter by mutual agreement of the parties for an additional year, based upon the financial performance of our finance segment.

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

     CHANGES IN COMMON STOCK

     Changes in the number of shares of common stock outstanding were as follows (shares in thousands):

                                                                                                      Nine months ended
                                                                                                        September 30,
                                                                                                     -------------------
                                                                                                     1999           1998
                                                                                                     ----           ----

Balance, beginning of period...................................................................    315,844        310,012
   Stock options exercised.....................................................................      5,066          6,588
   Stock warrants exercised....................................................................        -              862
   Issuance of shares..........................................................................      3,115            -
   Common shares converted from convertible subordinated debentures............................        -              916
   Common shares converted from PRIDES.........................................................      5,904            573
   Common stock acquired under option exercise and repurchase programs.........................     (2,900)        (5,989)
   Shares issued under employee benefit and compensation plans.................................         89            745
   Shares returned by former executive due to recomputation of bonus...........................        -             (698)
                                                                                                   -------        -------

Balance, end of period.........................................................................    327,118        313,009
                                                                                                   =======        =======

                                       16

                         CONSECO, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              --------------------

     On June 30, 1999, we sold 3.1 million shares of our common stock to an unaffiliated party (the "Buyer") at the then-current market value of $29.0625 per share. We used the proceeds from the sale of $89.4 million (net of issuance costs of $1.1 million) to repay certain indebtedness. Simultaneous with the issuance of the common stock, we entered into a forward transaction with the Buyer to be settled at $29.0625 per share on or before December 15, 1999, in a method of our choosing (i.e., we may select cash settlement, transfer of net shares to or from the Buyer, or transfer of net cash to or from the Buyer). We will make payments to the Buyer equivalent to a total fixed return of LIBOR plus 65 basis points for the length of time the forward transaction is outstanding.

     CHANGES IN MINORITY INTEREST

     On August 31, 1999, Conseco Financing Trust VII ("Trust VII") , a wholly owned subsidiary of Conseco, issued 12 million of the 9.44% Trust Originated Preferred Securities ("9.44% TOPrS") at $25 per security. Each 9.44% TOPrS security pays cumulative cash distributions at the annual rate of 9.44% of the stated $25 liquidation amount per security, payable quarterly commencing September 30, 1999. The 9.44% TOPrS are fully and unconditionally guaranteed by Conseco. Proceeds from the offering of $290.5 million (after underwriting discount) were used by the trust to purchase a subordinated debenture from Conseco. Conseco then used the net proceeds to repay indebtedness. Conseco has the right to redeem the debentures, and thereby cause a redemption of the 9.44% TOPrS at any time, in whole or in part, on or after August 31, 2004, at a redemption price equal to 100% of the principal amount plus accrued and unpaid interest. The 9.44% TOPrS mature on September 30, 2029. Conseco may extend the maturity date by one or more periods, but in no event later than September 30, 2048. The terms of the 9.44% TOPrS parallel the terms of Conseco's debentures held by Trust VII, which debentures account for substantially all of the assets of Trust VII.

     On August 20, 1999, Conseco Financing Trust XI ("Trust XI"), a wholly owned subsidiary of Conseco, issued 250,000 Redeemable Hybrid Income Overnight Shares ("RHINOS") at $1,000 per security in a private placement. Each RHINOS security pays cash distributions at a floating rate equal to the three-month LIBOR plus 225 basis points, payable quarterly. The proceeds from the issuance of the RHINOS of $243.8 million (after placement and associated costs) were used by the trust to purchase a subordinated debenture from Conseco. Conseco then used the net proceeds to repay indebtedness. The RHINOS mature on May 20, 2002. At the time of the private placement of the RHINOS, we agreed to issue $250.0 million of our common stock in one or more public offerings led by Bank of America Securities L.L.C. prior to February 20, 2002. The RHINOS are mandatorily redeemable for the face amount thereof plus accrued and unpaid distributions three months following the completion of any such public offering. The terms of the RHINOS parallel the terms of Conseco's debentures held by Trust XI, which debentures account for substantially all of the assets of Trust XI.

     RECENTLY ISSUED ACCOUNTING STANDARDS

     Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, ("SFAS 133") requires all derivative instruments to be recorded on the balance sheet at estimated fair value. Changes in the fair value of derivative instruments are to be recorded each period either in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, on the type of hedge transaction. We are required to implement the provisions of SFAS 133 for the year 2001. We are currently evaluating the impact of SFAS 133. At present, we believe it will not have a material effect on either our consolidated financial position or our results of operations.

     LITIGATION

     Conseco Finance has been served with various related lawsuits which were filed in the United States District Court for the District of Minnesota. These lawsuits were filed as purported class actions on behalf of persons or entities who purchased common stock or options of Conseco Finance during the alleged class periods that generally run from February 1995 to January 1998. One such action did not include class action claims. In addition to Conseco Finance, certain current and former officers and directors of Conseco Finance are named as defendants in one or more of the lawsuits. Conseco Finance and other defendants have obtained an order from the United States District Court for the District of Minnesota consolidating the lawsuits seeking class action status into two actions: one which pertains to a purported class of common stockholders and the other which pertains to a purported class of stock option traders. Plaintiffs in the lawsuits assert claims under Sections 10(b) and

                         CONSECO, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              --------------------

20(a) of the Securities Exchange Act of 1934. In each case, plaintiffs allege that Conseco Finance and the other defendants violated federal securities laws by, among other things, making false and misleading statements about the current state and future prospects of Conseco Finance (particularly with respect to prepayment assumptions and performance of certain loan portfolios of Conseco Finance) which allegedly rendered Conseco Finance's financial statements false and misleading. The Company believes that the lawsuits are without merit and intends to defend such lawsuits vigorously. The ultimate outcome of these lawsuits cannot be predicted with certainty. On August 24, 1999, the United States District Court for the District of Minnesota issued an order to dismiss with prejudice all claims alleged in the lawsuits. The plaintiffs subsequently appealed the decision to the U.S. Court of Appeals (8th Circuit).

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

     CONSOLIDATED STATEMENT OF CASH FLOWS

     The following disclosures supplement our consolidated statement of cash flows:

                                                                                                      Nine months ended
                                                                                                        September 30,
                                                                                                      -----------------
                                                                                                      1999         1998
                                                                                                      ----         ----
                                                                                                     (Dollars in millions)
Non-cash items not reflected in the consolidated statement of cash flows:
   Issuance of common stock under stock option and employee benefit plans........................   $  3.7        $ 5.0
   Tax benefit related to the issuance of common stock under employee benefit plans..............     24.4         42.8
   Conversion of debt and preferred stock into common stock......................................    138.0         37.8
   Shares returned by former executive due to recomputation of bonus.............................      -           23.4
   Issuance of stock warrants in conjunction with financing transaction..........................      -            7.7

     SUBSEQUENT EVENTS

     On October 21, 1999, the Company completed the public offering of $450.0 million of 8.5 percent notes due October 15, 2002 (the "8.5% Notes") and $550.0 million of 9.0 percent notes due October 15, 2006 (the "9.0% Notes"). The 8.5% Notes were priced at 99.977 percent of par and the 9.0% Notes were priced at
99.510 percent of par. Interest on both the 8.5% Notes and the 9.0% Notes is payable semi-annually on April 15 and October 15 of each year, beginning on April 15, 2000. Both the 8.5% Notes and the 9.0% Notes are redeemable in whole or in part at the option of Conseco at any time at a redemption price equal to the greater of: (i) 100 percent of the principal amount of the notes to be redeemed plus accrued interest to the date of redemption; and (ii) the sum of the present values of the remaining scheduled payments of principal and interest thereon from the redemption date to the maturity date, computed by discounting such payments, in each case, to the redemption date on a semi-annual basis at the Treasury rate (as defined) plus 25 basis points, plus accrued interest on the principal amount thereof to the date of redemption. Both the 8.5% Notes and 9.0% Notes are unsecured and rank equally with all other unsecured senior indebtedness of Conseco.

     Proceeds from the offering of approximately $991 million (after underwriting discounts and estimated offering expenses) were used to reduce outstanding indebtedness.

                         CONSECO, INC. AND SUBSIDIARIES
                              --------------------

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     In this section, we review Conseco's consolidated results of operations for the three and nine months ended September 30, 1999 and 1998, and significant changes in our consolidated financial condition. Please read this discussion in conjunction with the accompanying consolidated financial statements and notes.

     Consolidated results and analysis

     Our third quarter 1999 operating earnings were $241.5 million, or 73 cents per diluted share, both down 19 percent over the third quarter of 1998. Operating earnings during the first nine months of 1999 were $860.8 million, or $2.60 per diluted share, both up 14 percent over the first nine months of 1998. Operating earnings from the insurance segment increased as a result of the growth and increased profitability of the business in force. Operating earnings from the finance segment increased during the first nine months of 1999 primarily as a result of portfolio growth which increased income from sales of receivables, interest, servicing and commissions. Operating earnings from the finance segment decreased in the third quarter of 1999 compared to the prior year as a result of a reduction in securitizations structured as sales.

     Net income of $193.4 million in the third quarter of 1999, or 58 cents per diluted share, included net investment losses (including related costs, amortization and taxes) of $48.1 million, or 15 cents per share. Net income of $270.5 million in the third quarter of 1998, or 81 cents per diluted share, included: (i) net investment losses of $15.0 million, or 5 cents per share; and
(ii) an extraordinary charge of $12.3 million, or 4 cents per share, related to the early retirement of debt. Net income of $788.0 million in the first nine months of 1999, or $2.38 per diluted share, included net investment losses (including related costs, amortization and taxes) of $72.8 million, or 22 cents per share. Net income of $183.5 million in the first nine months of 1998, or 54 cents per diluted share, included: (i) net investment losses of $23.6 million, or 7 cents per share; (ii) nonrecurring and impairment charges of $503.8 million, or $1.54 per share, related to the Conseco Finance Merger; and (iii) an extraordinary charge of $42.6 million, or 13 cents per share, related to the early retirement of debt.

     Total revenues in the third quarters of 1999 and 1998 included net investment losses of $74.0 million and net investment gains of $24.7 million, respectively. Excluding net investment gains (losses), total revenues were $1,923.7 million in the third quarter of 1999, up .6 percent from $1,911.5 million in the third quarter of 1998. Total revenues in the first nine months of 1999 and 1998 included net investment losses of $95.9 million and net investment gains of $141.8 million, respectively. Excluding net investment gains (losses), total revenues were $6,013.5 million in the first nine months of 1999, up 7.2 percent from $5,607.6 million in the first nine months of 1998.

                         CONSECO, INC. AND SUBSIDIARIES
                              --------------------

     Results of operations by segment for the three and nine months ended September 30, 1999 and 1998

     The following tables and narratives summarize our results by segment.

                                                                               Three months ended          Nine months ended
                                                                                  September 30,              September 30,
                                                                               ------------------         ------------------
                                                                               1999          1998         1999          1998
                                                                               ----          ----         ----          ----
                                                                                            (Dollars in millions)
Operating earnings:
   Operating income of segments before income taxes and minority interest:
       Insurance and fee-based operations...............................       $368.2       $338.7        $1,096.7   $1,022.2
       Finance operations...............................................        122.8        202.8           553.4      384.4
       Corporate interest and other expenses............................        (45.8)       (51.1)         (152.3)    (133.9)
                                                                               ------       ------        --------   --------

         Operating income before income taxes and minority interest ....        445.2        490.4         1,497.8    1,272.7

   Income taxes related to operating income.............................        170.3        170.4           543.1      458.8
                                                                               ------       ------        --------   --------

         Operating income before minority interest......................        274.9        320.0           954.7      813.9

   Minority interest in consolidated subsidiaries.......................         33.4         22.2            93.9       60.4
                                                                               ------       ------        --------   --------

         Operating earnings.............................................        241.5        297.8           860.8      753.5

Nonoperating items:
   Net investment losses, net of tax and including other items..........        (48.1)       (15.0)          (72.8)     (23.6)
   Impairment charge, net of taxes......................................          -            -               -       (355.8)
   Nonrecurring charges, net of taxes...................................          -            -               -       (148.0)
                                                                               ------       ------        --------   --------

         Income before extraordinary charge.............................        193.4        282.8           788.0      226.1

Extraordinary charge, net of taxes......................................          -           12.3             -         42.6
                                                                               ------       ------        --------   --------

         Net income.....................................................       $193.4       $270.5        $  788.0   $  183.5
                                                                               ======       ======        ========   ========

                         CONSECO, INC. AND SUBSIDIARIES
                              --------------------

Insurance and fee-based operations

                                                                               Three months ended          Nine months ended
                                                                                  September 30,              September 30,
                                                                               -------------------        ------------------
                                                                               1999           1998        1999          1998
                                                                               ----           ----        ----          ----
                                                                                             (Dollars in millions)
Premiums and deposits collected:
   Annuities   .........................................................   $   592.5       $   488.4   $ 1,875.8     $ 1,538.5
   Supplemental health..................................................       538.0           518.4     1,646.9       1,574.8
   Life.................................................................       270.1           223.2       736.2         680.6
   Individual and group major medical...................................       220.2           219.8       636.2         666.3
   Mutual funds.........................................................        78.3            17.4       243.3          52.8
   Certificates of deposit..............................................       433.1             -         853.1           -
                                                                           ---------       ---------   ---------     ---------

       Total premiums and deposits collected............................   $ 2,132.2       $ 1,467.2   $ 5,991.5     $ 4,513.0
                                                                           =========       =========   =========     =========

Average liabilities for insurance and asset accumulation products:
   Annuities:
     Mortality based....................................................   $   567.0       $   689.3   $   648.5     $   687.1
     Equity-linked......................................................     1,785.7         1,006.6     1,585.8         800.6
     Deposit based......................................................    10,865.9        11,516.6    10,921.4      11,801.7
   Separate accounts and investment trust liabilities...................     1,758.6           966.4     1,617.4         785.3
   Health...............................................................     4,745.4         4,582.4     4,719.6       4,391.0
   Life:
     Interest sensitive.................................................     4,084.2         4,158.3     4,097.3       4,136.4
     Non-interest sensitive.............................................     2,775.6         2,764.0     2,823.1       2,744.5
                                                                           ---------       ---------   ---------     ---------

       Total average liabilities for insurance and asset
         accumulation products, net of reinsurance ceded................   $26,582.4       $25,683.6   $26,413.1     $25,346.6
                                                                           =========       =========   =========     =========

Insurance policy income.................................................   $ 1,017.5       $   989.1   $ 3,044.9     $ 2,969.0
Net investment income:
   General account invested assets......................................       511.4           506.2     1,522.8       1,503.4
   Equity-indexed products based on S&P 500 Index.......................       (26.6)          (23.9)       57.8          48.1
   Amortization of cost of S&P 500 Call Options.........................       (26.4)          (13.8)      (69.8)        (32.4)
   Separate account assets..............................................        11.3             1.8        40.9          39.5
Fee revenue and other income............................................        25.7            21.0        88.1          67.8
                                                                           ---------       ---------   ---------     ---------

       Total revenues (a)...............................................     1,512.9         1,480.4     4,684.7       4,595.4
                                                                           ---------       ---------   ---------     ---------

Insurance policy benefits...............................................       666.4           694.1     2,017.0       2,055.9
Amounts added to policyholder account balances:
   Annuity products other than those listed below.......................       163.3           183.3       510.8         553.9
   Equity-indexed products based on S&P 500 Index.......................       (26.3)          (26.9)       56.2          44.0
   Separate account liabilities.........................................        11.3             1.8        40.9          39.5
Amortization related to operations......................................       167.3           123.3       454.2         359.9
Interest expense on investment borrowings...............................        14.4            14.8        42.8          51.9
Other operating costs and expenses......................................       148.3           151.3       466.1         468.1
                                                                           ---------       ---------   ---------     ---------

       Total benefits and expenses (a)..................................     1,144.7         1,141.7     3,588.0       3,573.2
                                                                           ---------       ---------   ---------     ---------

       Operating income before income taxes, minority interest and
         extraordinary charge...........................................       368.2           338.7     1,096.7       1,022.2

Net investment losses, including related costs and
   amortization.........................................................       (74.0)          (16.2)     (112.0)        (13.7)
                                                                           ---------       ---------   ---------     ---------
       Income before income taxes, minority interest and
         extraordinary charge...........................................   $   294.2       $   322.5   $   984.7     $ 1,008.5
                                                                           =========       =========   =========     =========

                                   (continued)
                                       21

                         CONSECO, INC. AND SUBSIDIARIES
                              --------------------

                                                                           Three months ended         Nine months ended
                                                                              September 30,             September 30
                                                                          -------------------        -------------------
                                                                          1999           1998        1999           1998
                                                                          ----           ----        ----           ----
                                                                                       (Dollars in millions)

Ratios:
   Investment income, net of interest credited on annuities
     and universal life products and interest expense on investment borrowings, as a percentage of  average liabilities for
     insurance and asset accumulation products excluding
     liabilities related to separate accounts and investment trust
     and reinsurance ceded (annualized)................................    4.85%          4.60%        4.69%        4.54%
   Operating costs and expenses and amortization related to
     operations as a percentage of average liabilities for insurance and asset accumulation products excluding liabilities related to separate accounts and investment trust and reinsurance
     ceded (annualized)................................................    5.09%          4.44%        4.95%        4.49%

Health loss ratios:
   All health lines:
     Insurance policy benefits.........................................  $535.2         $521.7     $1,553.2     $1,543.9
     Loss ratio........................................................   70.77%         70.09%       68.13%       68.85%

   Medicare Supplement:
     Insurance policy benefits.........................................  $155.9         $146.4       $477.6       $450.1
     Loss ratio........................................................   68.83%         67.01%       68.73%       68.19%

   Long-Term Care:
     Insurance policy benefits.........................................  $125.3         $126.2       $360.3       $358.5
     Loss ratio........................................................   65.66%         69.73%       64.12%       68.00%

   Specified Disease:
     Insurance policy benefits.........................................   $64.7          $58.5       $175.7       $158.4
     Loss ratio........................................................   71.29%         60.26%       62.49%       54.88%

   Major Medical:
     Insurance policy benefits.........................................  $173.1         $170.7       $473.5       $506.3
     Loss ratio........................................................   78.35%         78.39%       73.83%       76.18%

   Other:
     Insurance policy benefits.........................................   $16.2          $19.9        $66.1        $70.6
     Loss ratio........................................................   59.37%         66.21%       65.72%       69.30%

--------------------
(a) Revenues exclude net investment gains (losses); benefits and expenses exclude amortization related to realized gains.

     Premiums and deposits collected were $2.1 billion in the third quarter of 1999, up 45 percent over 1998. Excluding certificates of deposit, collections were $1.7 billion, up 16 percent over 1998. Premiums and deposits collected in the first nine months of 1999 were $6.0 billion, up 33 percent over 1998. Excluding certificates of deposit, collections in the first nine months of 1999 were $5.1 billion, up 14 percent over 1998. See "Sales of Insurance and Deposit Products" for further analysis.

     Average liabilities for insurance and asset accumulation products, net of reinsurance receivables, were $26.6 billion in the third quarter of 1999, up 3.5 percent over 1998. Average liabilities for insurance and asset accumulation products, net of reinsurance receivables, in the first nine months of 1999 were $26.4 billion, up 4.2 percent over 1998.

                         CONSECO, INC. AND SUBSIDIARIES
                              --------------------

     Insurance policy income is comprised of: (i) premiums earned on policies which provide mortality or morbidity coverage; and (ii) fees and other charges related to other policies. The increases in 1999 reflect higher sales of these products and higher charges against such policies. See "Sales of Insurance and Deposit Products" for further analysis.

     Net investment income on general account invested assets (which excludes income on separate account assets related to variable annuities and the income, cost and change in the fair value of S&P 500 Call Options related to equity-indexed products) was $511.4 million in the third quarter of 1999, up 1.0 percent from 1998 and was $1,522.8 million in the first nine months of 1999, up
1.3 percent from 1998. The average balance of general account invested assets increased by 2.7 percent in the third quarter of 1999 to $26.3 billion compared to the same period in 1998. The yield on these assets decreased by .13 percentage point to 7.79 percent in 1999. The average balance of general account invested assets increased by 1.9 percent in the first nine months of 1999 to $26.2 billion compared to the same period in 1998. The yield on these assets decreased by .4 percentage point to 7.76 percent during the first nine months of 1999. The changes in yield reflect the general decrease in investment interest rates over several periods and fluctuations in income from limited partnerships and other investments.

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

     Insurance policy benefits in the third quarter of 1999 decreased by 4.0 percent in the third quarter of 1999 to $666.4 million and by 1.9 percent in the first nine months of 1999 compared to the same period in 1998 as a result of favorable claim experience.

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

     Amounts added to policyholder account balances for annuity products decreased by 11 percent in the third quarter of 1999 to $163.3 million and decreased by 7.8 percent in the first nine months of 1999 to $510.8 million, primarily due to a smaller block of this type of annuity business in force, on the average, in the first nine months of 1999. The weighted average crediting rate for these annuity liabilities was 4.5 percent and 4.6 percent in the first nine months of 1999 and 1998, respectively.

                         CONSECO, INC. AND SUBSIDIARIES
                              --------------------

     Amortization related to operations increased primarily as a result of an increase in our business in force. This item includes amortization of: (i) the cost of policies produced; (ii) the cost of policies purchased; and (iii) goodwill related to this segment's business. It excludes amortization related to realized gains.

     Interest expense on investment borrowings decreased primarily as a result of decreased investment borrowing activities and lower average borrowing rates. Investment borrowings averaged approximately $1,121.1 million during the first nine months of 1999 compared to $1,158.5 million during the same period of 1998. Borrowing rates decreased 90 basis points to 5.1 percent during the first nine months of 1999.

     Other operating costs and expenses were comparable to the prior periods.

     Net investment gains (losses), including related costs and amortization, fluctuate from period to period. When we sell securities at a gain (loss) and reinvest the proceeds at a different yield, we increase (reduce) the amortization of cost of policies purchased and cost of policies produced in order to reflect the change in future yields. Sales of fixed maturity investments resulted in additional net amortization of the cost of policies purchased and the cost of policies produced of $40.9 million in the third quarter of 1998, and $16.1 million and $155.5 million in the first nine months of 1999 and 1998, respectively. There was no such amortization in the third quarter of 1999.

                         CONSECO, INC. AND SUBSIDIARIES
                              --------------------

Finance operations

                                                                                Three months ended         Nine months ended
                                                                                   September 30,             September 30,
                                                                                -----------------         ------------------
                                                                                1999         1998         1999          1998
                                                                                ----         ----         ----          ----
                                                                                             (Dollars in millions)
Contract originations:
   Manufactured housing.................................................    $ 1,794.5      $ 1,668.0     $ 5,189.2   $ 4,546.1
   Mortgage services....................................................      1,726.5        1,337.5       5,095.8     3,628.2
   Consumer/credit card.................................................      1,123.7          746.6       2,404.9     2,011.1
   Commercial...........................................................      2,367.2        1,950.4       6,506.1     5,310.8
                                                                            ---------      ---------     ---------   ---------

     Total .............................................................    $ 7,011.9      $ 5,702.5     $19,196.0   $15.496.2
                                                                            =========      =========     =========   =========

Securitizations of receivables recorded as sales:
   Manufactured housing.................................................    $ 1,854.5      $ 1,650.0     $ 5,335.6   $ 4,206.4
   Home equity/home improvement.........................................        747.4        1,399.8       3,696.1     2,978.9
   Consumer/equipment...................................................          -            800.0         770.7     1,574.5
   Leases...............................................................          -            291.3         252.7       291.3
   Commercial and retail revolving credit...............................         25.2           34.7         117.7       523.1
   Retained bonds.......................................................       (143.8)        (115.5)       (515.2)     (129.8)
                                                                            ---------      ---------     ---------   ---------

     Total .............................................................    $ 2,483.3      $ 4,060.3     $ 9,657.6   $ 9,444.4
                                                                            =========      =========     =========   =========

Managed receivables (average):
   Manufactured housing.................................................    $23,469.1      $19,903.3     $22,426.4   $19,057.6
   Mortgage services....................................................     10,810.8        6,794.7       9,740.5     5,986.6
   Consumer/credit card.................................................      3,444.9        2,560.5       3,178.1     2,233.8
   Commercial...........................................................      5,492.1        4,249.8       5,388.3     3,902.0
                                                                            ---------      ---------     ---------   ---------

     Total .............................................................    $43,216.9      $33,508.3     $40,733.3   $31,180.0
                                                                            =========      =========     =========   =========

Net investment income:
   Finance receivables and other........................................       $158.5         $ 73.7      $  398.7    $  203.8
   Interest-only securities.............................................         49.3           34.2         140.8        94.0
Gain on sale of finance receivables.....................................        114.2          257.9         540.0       529.2
Fee revenue and other income............................................         95.9           66.5         266.1       187.2
                                                                               ------         ------      --------    --------

     Total revenues.....................................................        417.9          432.3       1,345.6     1,014.2
                                                                               ------         ------      --------    --------

Provision for losses....................................................         28.3           14.5          76.8        25.7
Finance interest expense................................................         86.0           56.6         212.2       160.3
Other operating costs and expenses......................................        180.8          158.4         503.2       443.8
                                                                               ------         ------      --------    --------

     Total expenses.....................................................        295.1          229.5         792.2       629.8
                                                                               ------         ------      --------    --------

     Income before impairment and nonrecurring charges,
       income taxes and extraordinary charge............................        122.8          202.8         553.4       384.4

Impairment charge.......................................................          -              -             -        (549.4)
Nonrecurring charges....................................................          -              -             -        (148.0)
                                                                               ------         ------      --------    --------

     Income (loss) before income taxes and extraordinary charge.........       $122.8         $202.8      $  553.4    $ (313.0)
                                                                               ======         ======      ========    ========

     Contract originations in the third quarter of 1999 were $7.0 billion, up 23 percent over 1998. Contract originations in the first nine months of 1999 were $19.2 billion, up 24 percent over 1998.

                         CONSECO, INC. AND SUBSIDIARIES
                              --------------------

     Manufactured housing contract originations increased by $126.5 million, or
7.6 percent, in the third quarter of 1999 and by $643.1 million, or 14 percent, during the first nine months of 1999. The 1999 year-to-date increase was due to a 5.2 percent increase in the average contract size and a 8.6 percent increase in the number of contracts originated.

     Mortgage services contract originations increased by $389.0 million, or 29 percent, in the third quarter of 1999 and by $1,467.6 million, or 40 percent, during the first nine months of 1999. The increase reflects growth in both home equity and home improvement business. We have continued to expand these origination networks.

     Consumer/credit card contract originations increased by $377.1 million, or 51 percent, in the third quarter of 1999 and by $393.8 million, or 20 percent, during the first nine months of 1999 because of our successful marketing efforts.

     Commercial originations increased by $416.8 million, or 21 percent, in the third quarter of 1999 and by $1,195.3 million, or 23 percent, during the first nine months of 1999, reflecting higher production in most areas of commercial financing.

     Securitizations of receivables occur when the finance receivables we originate are transferred to a special purpose entity which we establish for the limited purpose of selling securities which are backed by the cash flows from the transferred loans. Prior to our September 8, 1999 announcement, these transactions were structured in a manner which required us to recognize gain-on-sale revenues. Securitizations completed after September 8, 1999 are being structured in a manner which will require us to account for the transactions as secured borrowings.

     The amount of receivables we securitize in a particular period depends on many factors, including: (i) the volume of recent originations; (ii) market conditions; and (iii) the availability and cost of alternative financing. The total finance receivables sold in the third quarter of 1999 decreased by 39 percent from the third quarter of 1998 reflecting the change in securitization structure announced in September 1999. The total finance receivables sold in the first nine months of 1999 increased by 2.3 percent over the same period in 1998. We held $5.7 billion of finance receivables on our balance sheet at September 30, 1999, an increase of $2.4 billion over September 30, 1998, primarily as a result of an increase in originations and the change to portfolio lending.

     Managed receivables include finance receivables sold through securitizations prior to our September 8, 1999 announcement, as well as the finance receivables and related interests recorded on our balance sheet. Average managed receivables increased to $43.2 billion in the third quarter of 1999, up 29 percent over 1998, and to $40.7 billion in the first nine months of 1999, up 31 percent over the same period in 1998.

     Net investment income on finance receivables and other consists of: (i) interest earned on unsold finance receivables; and (ii) interest income on short-term and other investments. Such income increased by 115 percent, to $158.5 million, in the third quarter of 1999 and increased by 96 percent, to $398.7 million, in the first nine months of 1999. The increase is consistent with the increase in average finance receivables during the 1999 periods. The weighted average yields earned on finance receivables and other investments were
11.7 percent and 10.5 percent during the third quarters of 1999 and 1998, respectively, and such weighted average yields were 12.2 percent and 10.9 percent during the first nine months of 1999 and 1998, respectively.

     Net investment income on interest-only securities is the accretion recognized on the interest-only securities we retain after we sell finance receivables. Such income increased by 44 percent, to $49.3 million, in the third quarter of 1999 and by 50 percent, to $140.8 million, in the first nine months of 1999. The increase is consistent with the change in the average balance of interest-only securities and the increase in the discount rate assumption we use to value our interest-only securities. The weighted average yields earned on interest-only securities were 13.6 percent and 9.7 percent during the first nine months of 1999 and 1998, respectively. As a result of the change in the structure of our securitizations, we will account for future transactions as secured borrowings and we will not recognize gain-on-sale revenue or additions to interest-only securities. As a result, future investment income accreted on the interest-only security will decrease, as cash remittances from the gain-on-sale securitizations reduce the interest-only security balances. We regularly analyze future expected cash flows from this security to determine the appropriate interest accretion rate. If we determine that this rate should be lower, investment income accreted on the interest-only security would decrease in future periods. See Gain on sale of finance receivables below for further discussion of how the September 8, 1999 change will affect our future earnings.

                         CONSECO, INC. AND SUBSIDIARIES
                              --------------------

     Gain on sale of finance receivables is the difference between the proceeds from the sale of receivables (net of related transaction costs) and the allocated carrying amount of the receivables sold. The amount relates to the securitizations structured as sales which occurred prior to our September 8, 1999 announcement previously discussed. In those securitizations, we determined the allocated carrying amount by allocating the total carrying amount of the receivables between the portion sold and any retained interests (securities classified as fixed maturities, interest-only securities and servicing rights), based on their relative fair values at the time of sale. Assumptions used in calculating the estimated fair value of such retained interests are subject to volatility that could materially affect operating results. Prepayment rates may vary from expected rates as a result of competition, obligor mobility, general and regional economic conditions and changes in interest rates. In addition, actual losses incurred as a result of loan defaults may vary from projected performance.

     Our gain on sale decreased by 56 percent, to $114.2 million, in the third quarter of 1999 and increased by 2.0 percent, to $540.0 million, in the first nine months of 1999. The decrease in the third quarter primarily reflects the decrease in securitizations structured as sales and to a lesser extent, the lower ratio of gain on sale to loans sold. Securitizations completed in future periods will be structured as secured borrowings and no gain on sale will be recognized. The gain recognized for our previous securitizations fluctuated when changes occurred in: (i) the amount of loans sold; (ii) market conditions (such as the market interest rates available on securities sold in these securitizations); (iii) the amount and type of interest we retained in the receivables sold; and (iv) assumptions used to calculate the gain. The gain recognized in the first quarter of 1998 was reduced by $47 million for an interest-only security valuation adjustment. In response to higher prepayment rates and higher market yields on publicly traded securities similar to our interest-only securities, we increased the assumed prepayment and discount rates used to calculate the gain on sale of finance receivables for sales completed after June 30, 1998. Late in the second quarter of 1999 and continuing into the third quarter of 1999, the general level of interest rates increased, causing us to incur higher interest costs on securitizations completed at that time. Accordingly, the amount of gain (before valuation adjustments) as a percentage of closed-end loans sold decreased to 4.6 percent in the third quarter of 1999 from 6.4 percent in the third quarter of 1998 and decreased to 5.7 percent in the first nine months of 1999 compared to 5.9 percent in the first nine months of 1998.

     In recent periods, the Company has emphasized the inclusion of points and origination fees in finance receivables originated, which increases the amount of cash received when such receivables are securitized. Points and origination fees collected upon the securitization of finance receivables increased to $115.8 million (or 101 percent of the gain on sale recognized) in the third quarter of 1999 compared to $89.7 million (or 35 percent of the gain on sale recognized) in the third quarter of 1998; and increased to $359.0 million (or 66 percent of the gain on sale recognized) in the first nine months of 1999 compared to $199.9 million (or 38 percent of the gain on sale recognized) in the comparable period of 1998.

     In recent periods, conditions in the credit markets have resulted in less-attractive pricing of certain lower-rated securities in our securitization structure. As a result, we have chosen to reduce the amount of securities sold by the securitization trusts, particularly securities having corporate guarantee provisions. Prior to our September 8, 1999 announcement, these securities were treated as retained interests in the securitization trusts. We recognize no gain on the sale on such securities, but we recognize greater interest income, net of related interest expense, over the term we hold them. At September 30, 1999, we held $774.7 million of such securities which are classified as actively managed fixed maturities.

     The change to the structure of our future securitizations will have no effect on the total profit we recognize over the life of each new loan, but it will change the timing of profit recognition. Under the portfolio method (the accounting method required for our future securitizations which are structured as secured borrowings), we will recognize: (i) earnings over the life of new loans as interest revenues are generated; and (ii) interest expense on the securities which are sold to investors in the loan securitization trusts. As a result, our reported earnings from new loans securitized in transactions accounted for under the portfolio method will be lower in the period in which the loans are securitized (compared to our historical method) and higher in later periods, as interest spread is earned on the loans.

     Fee revenue and other income includes servicing income, commissions earned on insurance policies written in conjunction with the financing transactions and other income from late fees. Such income increased by 44 percent, to $95.9 million, in the third quarter of 1999 and by 42 percent, to $266.1 million, in the first nine months of 1999. Our servicing portfolio (on which we earn servicing income) and our net written insurance premiums both grew along with managed receivables. As a result of the change in the structure of our future securitizations announced on September 8, 1999, we will no longer record an asset for servicing rights at the time of our securitizations, nor will we record servicing fee revenue; instead, the entire

                         CONSECO, INC. AND SUBSIDIARIES
                              --------------------

amount of interest income will be recorded as investment income. Accordingly, the amount of servicing income will decline in subsequent periods.

     Provision for losses increased by 95 percent, to $28.3 million, in the third quarter of 1999 and by 199 percent, to $76.8 million, in the first nine months of 1999. The increase is principally due to the increase of loans held on our balance sheet. Under the portfolio method which will be used for future securitizations, we will recognize the credit losses on the loans on our balance sheet as the losses are incurred. For loans previously recorded on the gain-on-sale basis, the anticipated discounted credit losses are reflected through a reduction in the gain-on-sale revenue recorded at the time of securitization.

     Finance interest expense increased by 52 percent, to $86.0 million, in the third quarter of 1999 and by 32 percent, to $212.2 million, in the first nine months of 1999. Our borrowings grew in order to fund the increase in finance receivables. These increases were offset somewhat by a decrease in our average borrowing rate to 6.5 percent in the third quarter of 1999 from 6.9 percent in the third quarter of 1998. Our average borrowing rate during the first nine months of 1999 was 6.4 percent compared to 7.5 percent during the first nine months of 1998.

     Under the portfolio method which will be used for future securitizations, we will recognize interest expense on the securities issued to investors in the securitization trusts.

     Other operating costs and expenses include the costs associated with servicing our managed receivables and non-deferrable costs related to originating new loans. Such expense increased by 14 percent, to $180.8 million, in the third quarter of 1999 and by 13 percent, to $503.2 million, in the first nine months of 1999 reflecting: (i) the growth in our servicing portfolio; and
(ii) the growth in our loan origination offices and infrastructure.

     An impairment charge of $549.4 million was recognized in the first nine months of 1998 to reduce the carrying value of the interest-only securities and servicing rights.

     Nonrecurring charges of $148.0 million were recognized in the first nine months of 1998 and include various costs related to the Merger (including investment banking, accounting, legal and regulatory fees).

Other components of income before income taxes, minority interest and extraordinary charge:

     Corporate interest and other expenses were $45.8 million in the third quarter of 1999 and $51.1 million in the third quarter of 1998. Such expenses were $152.3 million in the first nine months of 1999 and $133.9 million in the first nine months of 1998. Interest expense was $41.9 million in the third quarter of 1999, $47.3 million in the third quarter of 1998, $133.1 million in the first nine months of 1999 and $122.6 million in the first nine months of 1998. Such expense fluctuates in relationship to the average debt outstanding and the average interest rate thereon.

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

                         CONSECO, INC. AND SUBSIDIARIES
                              --------------------

     Total premiums and deposits collected were as follows:

                                                                               Three months ended       Nine months ended
                                                                                  September 30,           September 30,
                                                                               -------------------      -----------------
                                                                               1999           1998      1999         1998
                                                                               ----           ----      ----         ----
                                                                                           (Dollars in millions)
Premiums collected by our insurance subsidiaries:
   Annuities:
     Equity-indexed (first-year)........................................    $  209.8       $  221.4    $  647.8   $  595.1
     Equity-indexed (renewal)...........................................         7.0            3.5        34.3       12.9
                                                                            --------       --------    --------   --------
       Subtotal - equity-indexed annuities..............................       216.8          224.9       682.1      608.0
                                                                            --------       --------    --------   --------
     Other fixed (first-year)...........................................       214.1          162.2       731.5      636.6
     Other fixed (renewal)..............................................        13.1            9.8        47.6       49.8
                                                                            --------       --------    --------   --------
       Subtotal - other fixed annuities.................................       227.2          172.0       779.1      686.4
                                                                            --------       --------    --------   --------
     Variable (first-year)..............................................       131.4           77.1       350.9      190.3
     Variable (renewal).................................................        17.1           14.4        63.7       53.8
                                                                            --------       --------    --------   --------
       Subtotal - variable annuities....................................       148.5           91.5       414.6      244.1
                                                                            --------       --------    --------   --------

       Total annuities..................................................       592.5          488.4     1,875.8    1,538.5
                                                                            --------       --------    --------   --------

   Supplemental health:
     Medicare supplement (first-year)...................................        26.6           26.4        80.9       80.4
     Medicare supplement (renewal)......................................       198.5          190.6       602.4      573.0
                                                                            --------       --------    --------   --------
       Subtotal - Medicare supplement...................................       225.1          217.0       683.3      653.4
                                                                            --------       --------    --------   --------
     Long-term care (first-year)........................................        32.6           31.8        91.8       91.7
     Long-term care (renewal)...........................................       164.9          152.3       499.3      448.3
                                                                            --------       --------    --------   --------
       Subtotal - long-term care........................................       197.5          184.1       591.1      540.0
                                                                            --------       --------    --------   --------
     Specified disease (first-year).....................................         9.6           10.2        29.0       31.4
     Specified disease (renewal)........................................        83.1           85.2       254.2      261.8
                                                                            --------       --------    --------   --------
       Subtotal - specified disease.....................................        92.7           95.4       283.2      293.2
                                                                            --------       --------    --------   --------
     Other health (first-year)..........................................         5.0            3.2        16.6        9.6
     Other health (renewal).............................................        17.7           18.7        72.7       78.6
                                                                            --------       --------    --------   --------
       Subtotal - other health..........................................        22.7           21.9        89.3       88.2
                                                                            --------       --------    --------   --------

       Total supplemental health........................................       538.0          518.4     1,646.9    1,574.8
                                                                            --------       --------    --------   --------

   Life insurance:
     First-year.........................................................        78.5           36.2       158.4      115.4
     Renewal............................................................       191.6          187.0       577.8      565.2
                                                                            --------       --------    --------   --------

       Total life insurance.............................................       270.1          223.2       736.2      680.6
                                                                            --------       --------    --------   --------

   Individual and group major medical:
     Individual (first-year)............................................        24.5           22.4        69.8       74.8
     Individual (renewal)...............................................        58.4           60.6       172.6      172.5
                                                                            --------       --------    --------   --------
       Subtotal - individual............................................        82.9           83.0       242.4      247.3
                                                                            --------       --------    --------   --------
     Group (first-year).................................................        16.0           13.5        38.3       46.0
     Group (renewal)....................................................       121.3          123.3       355.5      373.0
                                                                            --------       --------    --------   --------
       Subtotal - group.................................................       137.3          136.8       393.8      419.0
                                                                            --------       --------    --------   --------

       Total major medical..............................................       220.2          219.8       636.2      666.3
                                                                            --------       --------    --------   --------

   Total first-year premiums............................................       748.1          604.4     2,215.0    1,871.3
   Total renewal premiums...............................................       872.7          845.4     2,680.1    2,588.9
                                                                            --------       --------    --------   --------

       Total premiums collected by our insurance subsidiaries...........     1,620.8        1,449.8     4,895.1    4,460.2
                                                                            --------       --------    --------   --------

Deposits collected by our other subsidiaries:
   Mutual funds.........................................................        78.3           17.4       243.3       52.8
   Certificates of deposit..............................................       433.1             -        853.1          -
                                                                            --------       --------    --------   --------

       Total premiums and deposits collected............................    $2,132.2       $1,467.2    $5,991.5   $4,513.0
                                                                            ========       ========    ========   ========

                         CONSECO, INC. AND SUBSIDIARIES
                              --------------------

     Annuities include equity-indexed annuities, other fixed annuities and variable annuities sold through both career agents and professional independent producers.

     We introduced our first equity-indexed annuity product in 1996. The accumulation value of these annuities is credited with interest at an annual guaranteed minimum rate of 3 percent (or, including the effect of applicable sales loads, a 1.7 percent compound average interest rate over the term of the contracts). These annuities provide for higher returns based on a percentage of the change in the S&P 500 Index during each year of their term. We purchase S&P 500 Call Options in an effort to hedge increases to policyholder benefits resulting from increases in the S&P 500 Index. Total collected premiums for this product were $216.8 million in the third quarter of 1999 compared with $224.9 million in the third quarter of 1998 and were $682.1 million in the first nine months of 1999 compared with $608.0 million in the first nine months of 1998.

     Other fixed rate annuity products include single-premium deferred annuities ("SPDAs"), flexible-premium deferred annuities ("FPDAs") and single-premium immediate annuities ("SPIAs"), which are credited with a guaranteed rate. SPDA and FPDA policies typically have an interest rate that is guaranteed for the first policy year, after which we have the discretionary ability to change the crediting rate to any rate not below a guaranteed rate. The interest rate credited on SPIAs is based on market conditions existing when a policy is issued and remains unchanged over the life of the SPIA. Annuity premiums on these products increased by 32 percent, to $227.2 million, in the third quarter of 1999 and by 14 percent, to $779.1 million, in the first nine months of 1999. Fixed annuity collections in the third quarter of 1999 included $48.0 million of premiums on a reinsurance contract entered into in the quarter. We intend to seek other reinsurance opportunities in future quarters, although the timing of such transactions is not predictable.

     Variable annuities offer contract holders the ability to direct premiums into specific investment portfolios; rates of return are based on the performance of the portfolio. Such annuities have become increasingly popular recently as a result of the desire of investors to invest in common stocks. Our profits on variable annuities come from the fees charged to contract holders. Variable annuity collected premiums increased by 62 percent, to $148.5 million, in the third quarter of 1999 and increased by 70 percent, to $414.6 million in the first nine months of 1999.

     Supplemental health products include Medicare supplement, long-term care and specified disease insurance products distributed through a career agency force and professional independent producers. Our profits on supplemental health policies depend on the overall level of sales, persistency of in-force business, investment yields, claim experience and expense management.

     Collected premiums on Medicare supplement policies increased by 3.7 percent to $225.1 million, in the third quarter of 1999 and by 4.6 percent, to $683.3 million, in the first nine months of 1999. Sales of Medicare supplement policies in recent periods have been affected by: (i) steps taken to improve profitability by increasing premium rates and changing our commission structure and underwriting criteria; (ii) increased competition from alternative providers, including HMOs; and (iii) reduced production in Massachusetts due to our decision to cease writing new business in that state (as announced in the third quarter of 1997).

     Premiums collected on long-term care policies increased by 7.3 percent, to $197.5 million, in the third quarter of 1999 and by 9.5 percent to $591.1 million, in the first nine months of 1999, due to increases in premium rates.

     Premiums collected on specified disease policies decreased by 2.8 percent to $92.7 million in the third quarter of 1999 and by 3.4 percent, to $283.2 million, in the first nine months of 1999.

     Other health products include various health insurance products that are not currently being actively marketed. Premiums collected in the third quarter of 1999 were $22.7 million, up 3.7 percent over the third quarter of 1998 and were $89.3 million in the first nine months of 1999, slightly higher than the comparable period in 1998. Since we no longer actively market these products, we expect collected premiums to decrease in future years. Our in-force "other health" business continues to be profitable.

     Life products are sold through career agents, professional independent producers and direct response distribution channels. Life premiums collected increased by 21 percent to $270.1 million in the third quarter of 1999 and by
8.2 percent, to $736.2 million, in the first nine months of 1999. Collections in the third quarter of 1999 included $38.7 million of premiums on a

                         CONSECO, INC. AND SUBSIDIARIES
                              --------------------

reinsurance contract entered into in the quarter. We intend to seek other reinsurance opportunities in future quarters, although the timing of such transactions is not predictable.

     Individual and group major medical products include major medical health insurance products sold to individuals and groups. Group premiums increased by
 .4 percent, to $137.3 million, in the third quarter of 1999 and decreased by 6.0 percent, to $393.8 million, in the first nine months of 1999. Individual health premiums collected in the 1999 periods were comparable to the same periods in 1998. Our efforts to secure rate increases and write only profitable major medical business have improved the profitability of these products, although total premiums collected in the first nine months of 1999 decreased as expected.

     Mutual fund sales have been very strong in 1999, reflecting our expanded distribution. Such sales have more than doubled total mutual fund sales for all of 1998.

     Certificates of deposit were introduced in the fourth quarter of 1998. Sales in the first nine months of 1999 were $853.1 million.

     PRO FORMA DATA ASSUMING PORTFOLIO LENDING

     On September 8, 1999, we announced that we would no longer structure the securitization of loans we originate in a manner that results in gain-on-sale revenues. We will use the portfolio method to account for all future financings that support our lending activities.

     In this section, we present our estimate of our operating earnings (income before extraordinary charge and net investment gains (losses) (less that portion of amortization of cost of policies purchased and cost of policies produced and income taxes relating to such gains (losses))) on a portfolio basis; that is, as if we had accounted for the securitizations of our finance receivables as financing transactions, rather than as sales, throughout the Company's history. Accordingly, the pro forma data exclude gain on sale of finance receivables, servicing revenues and interest income on interest-only securities. The pro forma data do reflect, over the life of the loans, the spread between: (i) the interest earned on the loans included in the securitization pools; and (ii) the sum of the interest paid to the holders of the debt securities pursuant to the securitizations and credit losses in the portfolio. The provision for credit losses reflected each period represents actual losses incurred in the period plus an addition to the allowance for doubtful accounts equal to 15 basis points times the average finance receivables for the period. This section is intended to assist you in analyzing our operating results. It is not intended to, and does not, represent the results of the Company's operations prepared in accordance with GAAP.

     This presentation assumes that the Company had been a portfolio lender since its inception. Although we intend to account for all future financings that support our lending activities under the portfolio method, our actual earnings will initially be substantially lower than the pro forma earnings presented here (since the portion of our managed portfolio accounted for under the portfolio method will initially be very small). See "Finance Operations - Gain on Sale of Finance Receivables" and "Liquidity for Finance Operations."

                         CONSECO, INC. AND SUBSIDIARIES
                              --------------------

                                                                               Three months ended          Nine months ended
                                                                                  September 30,              September 30,
                                                                               -------------------        ------------------
                                                                               1999           1998        1999          1998
                                                                               ----           ----        ----          ----
                                                                                          (Amounts in millions except
                                                                                              per share amounts)
PRO FORMA OPERATING EARNINGS DATA Margin on interest spread products:
   Finance income.......................................................     $1,176.3      $ 888.0       $ 3,269.1   $ 2,492.3
   Investment income from insurance product investments.................        469.7        470.3         1,551.7     1,558.6
   Provision for credit losses..........................................       (158.8)       (97.5)         (421.4)     (279.7)
   Finance and investment borrowing interest expense....................       (733.3)      (574.8)       (2,084.7)   (1,626.2)
   Amounts added to annuity and financial product account balances......       (148.3)      (158.2)         (607.9)     (637.4)
                                                                             --------      -------       ---------   ---------

       Net interest margin..............................................        605.6        527.8         1,706.8     1,507.6
                                                                             --------      -------       ---------   ---------

Margin on morbidity and mortality products:
   Insurance policy income..............................................        992.9        960.9         2,968.8     2,890.3
   Insurance policy benefits............................................       (666.4)      (694.1)       (2,017.0)   (2,055.9)
                                                                             --------      -------       ---------   ---------

       Net mortality and morbidity......................................        326.5        266.8           951.8       834.4
                                                                             --------      -------       ---------   ---------

Other revenues:
   Fee revenue and other................................................         79.0         51.9           230.5       152.4
   Policy surrender fees................................................         24.6         28.2            76.1        78.7
                                                                             --------      -------       ---------   ---------

       Total other revenues.............................................        103.6         80.1           306.6       231.1
                                                                             --------      -------       ---------   ---------

Corporate interest expense..............................................         41.9         47.3           133.1       122.6
Amortization............................................................        167.3        123.3           454.2       359.9
Other operating costs and expenses......................................        311.3        265.8           895.4       794.7
                                                                             --------      -------       ---------   ---------

       Total costs and expenses.........................................        520.5        436.4         1,482.7     1,277.2
                                                                             --------      -------       ---------   ---------

       Pro forma operating earnings before income taxes and
         minority interest..............................................        515.2        438.3         1,482.5     1,295.9
Income tax expense......................................................        196.8        150.6           537.2       467.6
                                                                             --------      -------       ---------   ---------

       Pro forma operating earnings before minority interest............        318.4        287.7           945.3       828.3

Minority interest.......................................................         33.4         22.2            93.9        60.4
                                                                             --------      -------       ---------   ---------

       Pro forma operating earnings.....................................     $  285.0      $ 265.5       $   851.4   $   767.9
                                                                             ========      =======       =========   =========

Reconciliation of reported operating earnings per diluted share to pro forma operating earnings per share:
     Reported operating earnings per share..............................       $  .73       $  .90          $ 2.60      $ 2.30

       Pro-forma adjustments:
         Finance income.................................................         1.95         1.58            5.50        4.41
         Interest-only interest income..................................         (.09)        (.07)           (.26)       (.18)
         Provision for credit losses....................................         (.25)        (.16)           (.65)       (.48)
         Amortization of net deferred costs.............................         (.05)        (.03)           (.14)       (.07)
         Interest expense...............................................        (1.18)        (.95)          (3.42)      (2.68)
         Eliminate gain-on-sale.........................................         (.21)        (.49)          (1.01)      (1.00)
         Eliminate servicing income.....................................         (.08)        (.07)           (.23)       (.19)
         Deferral of net origination costs..............................          .04          .09             .18         .24
                                                                               ------      -------          ------      ------

           Pro forma operating income per share.........................       $  .86       $  .80          $ 2.57      $ 2.35
                                                                               ======       ======          ======      ======

                                       32

                         CONSECO, INC. AND SUBSIDIARIES
                              --------------------

     LIQUIDITY AND CAPITAL RESOURCES

     Changes in our consolidated balance sheet between December 31, 1998 and September 30, 1999, reflect: (i) operating results; (ii) origination and sale of finance receivables; (iii) changes in the fair value of actively managed fixed maturity securities and interest-only securities; and (iv) various financing transactions. Financing transactions (described in the notes to the consolidated financial statements) include: (i) the issuance and repurchase of common stock;
(ii) the issuance and repayment of notes payable and commercial paper; and (iii) the issuance of trust preferred securities.

     In accordance with GAAP, we record our actively managed fixed maturity investments, interest-only securities and equity securities at estimated fair value. At September 30, 1999, because of the recent increases in interest rates and related decrease in values of interest-bearing securities, we decreased the carrying value of such investments by $1,363.8 million as a result of this fair value adjustment. The fair value adjustment resulted in a $40.4 million decrease in carrying value at year-end 1998.

     Total capital shown below excludes notes payable of the finance segment used to fund finance receivables. Such capital, before the fair value adjustment recorded in accumulated other comprehensive loss, increased $788.0 million, or
7.6 percent, to $11.1 billion.

                                                                            September 30,    December 31,
                                                                                1999             1998
                                                                                ----             ----
                                                                                (Dollars in millions)
Total capital, excluding accumulated other comprehensive loss:
    Corporate notes payable and commercial paper..........................  $ 2,393.7         $ 2,932.2

    Company-obligated mandatorily redeemable preferred
       securities of subsidiary trusts....................................    2,636.4           2,096.9

    Shareholders' equity:
       Preferred stock....................................................        -               105.5
       Common stock and additional paid-in capital........................    2,982.7           2,736.5
       Retained earnings..................................................    3,106.3           2,460.0
                                                                            ---------         ---------

          Total shareholders' equity, excluding accumulated
            other comprehensive loss.....................................     6,089.0           5,302.0
                                                                            ---------         ---------

          Total capital, excluding accumulated other comprehensive loss...   11,119.1          10,331.1

Accumulated other comprehensive loss......................................     (732.4)            (28.4)
                                                                            ---------         ---------

          Total capital...................................................  $10,386.7         $10,302.7
                                                                            =========         =========

     Corporate notes payable and commercial paper decreased during the first nine months of 1999 primarily due to the repayment of debt using the proceeds from the issuance of $300.0 million of 9.44% TOPrS and $250.0 million of RHINOS.

     Company-obligated mandatorily redeemable preferred securities of subsidiary trusts increased during the first nine months of 1999 due to the aforementioned issuances of 9.44% TOPrS and RHINOS.

     Shareholders' equity, excluding accumulated other comprehensive loss, increased by $787.0 million in the first nine months of 1999, to $6.1 billion. Significant components of the increase included: (i) net income of $788.0 million; (ii) the issuance of $205.7 million of common stock; and (iii) the tax benefit of $24.4 million related to the issuance of shares under stock option plans. These increases were partially offset by: (i) repurchases of $89.4 million of common stock; and (ii) $141.7 million of common and preferred stock dividends. The accumulated other comprehensive loss increased by $704.0 million, principally related to the decreasing fair value of our insurance companies' investment portfolio as interest rates rose.

     Book value per common share outstanding increased to $16.38 at September 30, 1999, from $16.37 at December 31, 1998, primarily due to the factors discussed in the previous paragraph. Excluding accumulated other comprehensive loss, book value per common share outstanding increased to $18.61 at September 30, 1999, from $16.46 at December 31, 1998.

                         CONSECO, INC. AND SUBSIDIARIES
                              --------------------

     Dividends declared on common stock for the nine months ended September 30, 1999, were 43 cents per share. In July 1999, Conseco's Board of Directors increased the quarterly cash dividend on the Company's common stock to 15 cents per share from 14 cents per share, effective with the dividend payment to be made October 1, 1999.

     The following table summarizes certain financial ratios as of and for the nine months ended September 30, 1999, and as of and for the year ended December 31, 1998:

                                                                                              September 30,   December 31,
                                                                                                  1999            1998
                                                                                                  ----            ----
Book value per common share:
   As reported...............................................................................    $16.38          $16.37
   Excluding accumulated other comprehensive loss (a)........................................     18.61           16.46

Ratio of earnings to fixed charges:
   As reported...............................................................................      4.62X           3.30X
   Excluding interest expense on debt related to finance
     receivables and other investments (b)...................................................     11.23X           6.79X

Ratio of operating earnings to fixed charges (c):
   As reported...............................................................................      4.91X           4.89X
   Excluding interest expense on debt related to finance
     receivables and other investments (b)...................................................     12.06X          10.81X

Ratio of earnings to fixed charges, preferred dividends and distributions on
   Company-obligated mandatorily redeemable preferred securities of subsidiary trusts:
     As reported.............................................................................      3.35X           2.47X
     Excluding interest expense on debt related to finance
       receivables and other investments (b).................................................      5.42X           3.68X

Ratio of operating earnings to fixed charges, preferred dividends and distributions on Company-obligated mandatorily redeemable preferred securities of subsidiary trusts (c):
     As reported.............................................................................      3.56X           3.66X
     Excluding interest expense on debt related to finance
       receivables and other investments (b).................................................      5.82X           5.86X

Rating agency ratios (a) (d) (e) (f):
   Debt to total capital.....................................................................        19%             26%
   Debt and Company-obligated mandatorily redeemable preferred securities
     of subsidiary trusts to total capital (g)...............................................        37%             42%

____________________
(a)  Excludes accumulated other comprehensive loss.

(b) We include these ratios to assist you in analyzing the impact of interest expense on debt related to finance receivables and other investments (which is generally offset by interest earned on finance receivables and other investments financed by such debt). Such ratios are not intended to, and do not, represent the following ratios prepared in accordance with GAAP: the ratio of earnings and operating earnings to fixed charges; and the ratio of earnings and operating earnings to fixed charges, preferred dividends and distributions on Company-obligated mandatorily redeemable preferred securities of subsidiary trusts.





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

(g) Total Company-obligated mandatorily redeemable preferred securities of subsidiary trusts exclude: (i) amounts related to FELINE PRIDES which require the holders to purchase a number of shares of the Company's common stock under the terms specified in the stock purchase contracts; and (ii) amounts related to RHINOS. Concurrent with the sale of the RHINOS, the Company agreed to issue $250 million of its common stock in one or more public offerings prior to February 20, 2002. Total capital includes amounts for the purchase of common shares pursuant to the stock purchase contracts and the stock sale agreement described in the preceding sentence, as if such shares had been purchased.

     Consistent with discussions with rating agencies, the Company targeted the following rating agency ratios (described above): (i) the ratio of corporate debt to total capital to be at or below 25 percent; and (ii) the ratio of corporate debt and Company-obligated mandatorily redeemable preferred securities of subsidiary trusts to total capital to be at or below 40 percent.
Conseco achieved these targeted ratios at September 30, 1999.

     We continually review our capital structure, including the need and desirability of modifying our existing debt and equity.

     Liquidity for insurance and fee-based operations

     Our insurance operating companies generally receive adequate cash flow from premium collections and investment income to meet their obligations. Life insurance and annuity liabilities are generally long-term in nature. Policyholders may, however, withdraw funds or surrender their policies, subject to any applicable surrender and withdrawal penalty provisions. We seek to balance the duration of our invested assets with the estimated duration of benefit payments arising from contract liabilities.

     We believe that the diversity of the investment portfolio of our life insurance subsidiaries and the concentration of investments in high-quality, liquid securities should provide sufficient liquidity to meet foreseeable cash requirements.

     Liquidity for finance operations

     Our finance operations require cash to originate finance receivables. Our primary sources of cash are the collection of receivable balances; proceeds from the issuance of debt, certificate of deposits and securitization of loans; and cash provided by operations.

     The most significant source of liquidity for our finance operations has been our ability to finance the receivables we originate in the secondary markets through loan securitizations. Under certain securitization structures, we have provided a variety of credit enhancements, which generally take the form of corporate guarantees, but have also included bank letters of credit, surety bonds, cash deposits and over-collateralization or other equivalent collateral. When choosing the appropriate structure for a securitization of loans, we analyze the cash flows unique to each transaction, as well as its marketability and projected economic value. The structure of each securitized transaction depends, to a great extent, on conditions in the fixed-income markets at the time the transaction is completed, as well as on cost considerations and the availability and effectiveness of the various enhancement methods.

     The market for securities backed by receivables is a cost-effective source of funds. In recent periods, conditions in the credit markets have resulted in less-attractive pricing of certain lower rated securities typically included in loan securitization transactions. As a result, we have chosen to reduce the amount of securities sold by the securitization trusts, particularly securities having corporate guarantee provisions. Accordingly, we must finance a portion of the loans we originate through

                         CONSECO, INC. AND SUBSIDIARIES
                              --------------------

sources other than the securitization markets. We believe there are adequate sources of liquidity other than securitizations to finance a portion of the loans we originate while still maintaining current levels of loan originations.

     Market conditions in the credit markets for loan securitizations change from time to time. For example, liquidity in the credit markets became extremely limited for many issuers during the third and fourth quarters of 1998. In addition during certain periods of 1999 (including the third quarter), the general levels of interest rates have increased on securities issued in securitizations, causing us to incur higher interest costs on securitizations completed during those periods. Changes in market conditions in the securitization markets could affect the interest rate spreads we earn on the loans we originate and the cash provided by our finance operations. We have increased interest rates on our lending products as we strive to maintain our targeted spread in the current interest rate environment.

     Several competing lenders have announced in recent periods that they are no longer lending in product lines in which we compete. We and other lenders have increased the interest rates charged on new loans in recent periods. We are unable to estimate the effect, if any, of these events on the amount of new loans we originate, or the level of profitability of that business.

     We continually investigate and pursue alternative and supplementary methods to finance our lending operations. In late 1998, we began issuing certificates of deposit through our bank subsidiary. We have collected $853.1 million of such deposits in the nine months ended September 30, 1999.

     We received cash flows from our finance segment operating activities of approximately $750 million during the nine months ended September 30, 1999, compared to approximately $240 million in the same period of 1998. Such cash flows include cash received from the securitization trusts of $480.0 million in the 1999 period and $368.3 million in the 1998 period.

     On September 8, 1999, we announced that, although we plan to continue to finance the receivables we originate through loan securitizations, we will no longer structure future securitizations in a manner that results in gain-on-sale revenues. This change is not expected to have any material effect on the amount or timing of cash flows we receive, but the change will require us to classify certain activities differently on our cash flow statement (e.g., certain cash flows recorded as "operating cash flows" under the gain-on-sale method must be recorded as "investing activities" under the portfolio method and vice versa).

     At September 30, 1999, we had $5.0 billion in master repurchase agreements (subject to the availability of eligible collateral) with various investment banking firms for the purpose of financing our consumer and commercial finance loan production. These agreements generally provide for annual terms which are extended each quarter by mutual agreement of the parties for an additional annual term based upon receipt of updated quarterly financial information. At September 30, 1999, we had $1.8 billion borrowed under the repurchase agreements.

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

                         CONSECO, INC. AND SUBSIDIARIES
                              --------------------

     INVESTMENTS

     At September 30, 1999, the amortized cost and estimated fair value of fixed maturity securities (all of which were actively managed) were as follows:

                                                                                        Gross         Gross      Estimated
                                                                         Amortized   unrealized    unrealized      fair
                                                                           cost         gains        losses        value
                                                                           ----         -----        ------        -----
                                                                                         (Dollars in millions)
Investment grade:
   Corporate securities................................................  $12,997.3       $32.7     $  760.9     $12,269.1
   United States Treasury securities and obligations of
     United States government corporations and agencies................      347.5         4.3          3.9         347.9
   States and political subdivisions...................................      156.1          .4          7.5         149.0
   Debt securities issued by foreign governments.......................      142.1         1.0         10.7         132.4
   Mortgage-backed securities .........................................    7,623.5        15.8        293.2       7,346.1
Below-investment grade (primarily corporate securities)................    2,056.1        24.8        225.9       1,855.0
                                                                         ---------       -----     ---------    ---------

     Total actively managed fixed maturities...........................  $23,322.6       $79.0     $1,302.1     $22,099.5
                                                                         =========       =====     ========     =========

     During the first nine months of 1999 and 1998, we recorded $11.0 million and $16.5 million, respectively, of writedowns of fixed maturity and equity securities as a result of changes in conditions which caused us to conclude that a decline in fair value of the investments was other than temporary. At September 30, 1999, fixed maturity securities in default as to the payment of principal or interest had an aggregate amortized cost of $57.8 million and a carrying value of $41.2 million.

     Sales of invested assets (primarily fixed maturity securities) during the first nine months of 1999 generated proceeds of $12.8 billion, and net investment losses of $84.9 million.

     At September 30, 1999, fixed maturity investments included $7.4 billion of mortgage-backed securities (or 33 percent of all fixed maturity securities). The yield characteristics of mortgage-backed securities differ from those of traditional fixed-income securities. Interest and principal payments occur more frequently, often monthly. Mortgage-backed securities are subject to risks associated with variable prepayments. Prepayment rates are influenced by a number of factors that cannot be predicted with certainty, including: the relative sensitivity of the underlying mortgages backing the assets to changes in interest rates; a variety of economic, geographic and other factors; and the repayment priority of the securities in the overall securitization structures.

     In general, prepayments on the underlying mortgage loans and the securities backed by these loans increase when prevailing interest rates decline significantly relative to the interest rates on such loans. The yields on mortgage-backed securities purchased at a discount to par will increase when the underlying mortgages prepay faster than expected. The yields on mortgage-backed securities purchased at a premium will decrease when they prepay faster than expected. When interest rates decline, the proceeds from the prepayment of mortgage-backed securities are likely to be reinvested at lower rates than we were earning on the prepaid securities. When interest rates increase, prepayments on mortgage-backed securities decrease as fewer underlying mortgages are refinanced. When this occurs, the average maturity and duration of the mortgage-backed securities increase, which decreases the yield on mortgage-backed securities purchased at a discount, because the discount is realized as income at a slower rate, and increases the yield on those purchased at a premium as a result of a decrease in the annual amortization of the premium.

                         CONSECO, INC. AND SUBSIDIARIES
                              --------------------

     The following table sets forth the par value, amortized cost and estimated fair value of mortgage-backed securities, summarized by interest rates on the underlying collateral at September 30, 1999:

                                                                                         Par        Amortized    Estimated
                                                                                        value         cost      fair value
                                                                                        -----         ----      ----------
                                                                                              (Dollars in millions)

Below 7 percent.....................................................................   $4,690.5     $4,643.5      $4,434.8
7 percent - 8 percent...............................................................    1,729.9      1,715.7       1,687.0
8 percent - 9 percent...............................................................      286.1        301.7         299.7
9 percent and above.................................................................      984.4        990.0         950.2
                                                                                       --------     --------      --------

       Total mortgage-backed securities.............................................   $7,690.9     $7,650.9      $7,371.7
                                                                                       ========     ========      ========

     The amortized cost and estimated fair value of mortgage-backed securities at September 30, 1999, summarized by type of security, were as follows:

                                                                                               Estimated fair value
                                                                                              -----------------------
                                                                                                             Percent
                                                                            Amortized                       of fixed
Type                                                                          cost            Amount       maturities
----                                                                          ----            ------       ----------
                                                                                (Dollars in millions)

Pass-throughs and sequential and targeted amortization classes............   $3,970.8        $3,857.6            18%
Planned amortization classes and accretion-directed bonds.................    1,943.0         1,847.0             8
Commercial mortgage-backed securities.....................................      728.1           698.7             3
Subordinated classes and mezzanine tranches...............................      953.4           913.9             4
Other.....................................................................       55.6            54.5             -
                                                                             --------        --------           ---

                                                                             $7,650.9        $7,371.7            33%
                                                                             ========        ========            ==

     Pass-throughs and sequential and targeted amortization classes have similar prepayment variability. Pass-throughs historically provide the best liquidity in the mortgage-backed securities market. Pass-throughs are also used frequently in the dollar roll market and can be used as the collateral when creating collateralized mortgage obligations. Sequential classes are a series of tranches that return principal to the holders in sequence. Targeted amortization classes offer slightly better structure in return of principal than sequentials when prepayment speeds are close to the speed at the time of creation.

     Planned amortization classes and accretion directed bonds are some of the most stable and liquid instruments in the mortgaged-backed securities market. Planned amortization class bonds adhere to a fixed schedule of principal payments as long as the underlying mortgage collateral experiences prepayments within a certain range. Changes in prepayment rates are first absorbed by support or companion classes. This insulates the planned amortization class from the consequences of both faster prepayments (average life shortening) and slower prepayments (average life extension).

     Commercial mortgage-backed securities ("CMBS") are bonds secured by commercial real estate. Commercial real estate encompasses income producing properties that are managed for economic profit. Property types include multi-family dwellings including apartments, retail centers, hotels, restaurants, hospitals, nursing homes, warehouses, and office buildings. The CMBS market currently offers high yields, strong credits, and call protection compared to similar rated corporate bonds. Most CMBS have strong call protection features where borrowers are locked out from prepaying their mortgages for a stated period of time. If the borrower does prepay any or all of the loan, they will be required to pay prepayment penalties.

     Subordinated and mezzanine tranches are classes that provide credit enhancement to the senior tranches. The rating agencies require that this credit enhancement not deteriorate due to prepayments for a period of time, usually five years of complete lockout followed by another period of time where prepayments are shared pro rata with senior tranches. The credit risk of subordinated and mezzanine tranches is derived from owning a small percentage of the mortgage collateral, while bearing a majority of the risk of loss due to property owner defaults. Subordinated bonds can be anything rated "AA" or lower, while typically we do not buy anything lower than "BB".

                         CONSECO, INC. AND SUBSIDIARIES
                              --------------------

     At September 30, 1999, the mortgage loan balance was primarily comprised of commercial loans. Less than 1 percent of the mortgage loan balance was noncurrent (loans which are two or more scheduled payments past due) at September 30, 1999.

     At September 30, 1999, we held $163.2 million of trading securities; we included them in other invested assets.

     Our investment borrowings averaged approximately $1,121.1 million during the first nine months of 1999, compared with approximately $1,158.5 million during the same period of 1998 and were collateralized by investment securities with fair values approximately equal to the loan value. The weighted average interest rates on such borrowings were 5.1 percent and 6.0 percent during the first nine months of 1999 and 1998, respectively.

     STATUTORY INFORMATION

     Statutory accounting practices prescribed or permitted for the Company's insurance subsidiaries by regulatory authorities differ from generally accepted accounting principles. The Company's life insurance subsidiaries reported the following amounts to regulatory agencies at September 30, 1999, after appropriate eliminations of intercompany accounts among such subsidiaries (dollars in millions):

                  Statutory capital and surplus ..................................    $1,915.4
                  Asset valuation reserve ("AVR").................................       358.3
                  Interest maintenance reserve ("IMR")............................       527.1
                  Portion of surplus debenture carried as a liability ............        33.4
                                                                                      --------

                     Total........................................................    $2,834.2
                                                                                      ========

     The ratio of such consolidated statutory account balances to consolidated statutory liabilities (excluding AVR, IMR, the portion of surplus debentures carried as a liability, liabilities from separate account business and short-term collateralized borrowings) was 11.8 percent at both September 30, 1999, and December 31, 1998.

     The statutory capital and surplus of the insurance subsidiaries included surplus debentures issued to the parent holding companies totaling $1,370.7 million. Payments of interest and principal on such debentures are generally subject to the approval of the insurance department of the subsidiary's state of domicile. During the first nine months of 1999, our life insurance subsidiaries made $62.1 million of scheduled principal payments on surplus debentures.

     State insurance laws generally restrict the ability of insurance companies to pay dividends or make other distributions. Net assets of the Company's wholly owned life insurance subsidiaries, determined in accordance with GAAP, aggregated approximately $8.2 billion at September 30, 1999. After deducting fees and interest paid to Conseco or its non-life insurance subsidiaries of $203.7 million and $148.3 million in the first nine months of 1999 and 1998, respectively, and before deducting the one-time statutory charge of $32.8 million after tax related to reinsurance assumed in 1999, the statutory operating earnings of our life insurance subsidiaries were $217.6 million and $191.0 million, respectively. During the remainder of 1999, the life insurance subsidiaries may pay additional dividends of $121.2 million without the permission of state regulatory authorities.

     YEAR-2000 MATTERS

     Many of today's computer programs were originally designed to identify each year using two digits. So, certain date- sensitive software may recognize the date "00" as the year 1900, rather than the year 2000. The failure to correct a material year-2000 problem could result in an interruption in, or failure of, a number of normal business activities or operations. Such failures could materially and adversely affect the Company's results of operations, liquidity or financial condition. Due to the general uncertainty inherent in the year-2000 problem, including uncertainty about the preparedness of our external business relationships, we are not able currently to determine whether the consequences of year-2000 failures will have a material impact on Conseco's results of operations, liquidity or financial condition. We believe, however, that Conseco's year-2000 readiness efforts (described below) will minimize the likelihood of a material adverse impact.

     In 1996, Conseco began a comprehensive, corporate-wide program designed to ensure that our computer programs function properly in the year 2000. A number of our employees (including several officers), as well as external consultants and contract

                         CONSECO, INC. AND SUBSIDIARIES
                              --------------------

programmers, were assigned to work on various year-2000 projects. We analyzed our application systems, operating systems, hardware, networks, electronic data interfaces and infrastructure devices (such as facsimile machines and telephone systems).

     We divided each year-2000 project into three phases: (i) an audit and assessment phase, designed to identify year-2000 issues; (ii) a modification phase, designed to correct year-2000 issues; and (iii) a testing phase, designed to test the installed modifications.

     We have completed all three phases for our year-2000 projects. During the rest of 1999, we plan to re-review and re-test many of our critical systems and continue to assess and monitor the year-2000 readiness of the systems used by our business partners, vendors and other third parties. We believe that we have provided for sufficient time in order to complete any additional modifications, if necessary, before December 31, 1999.

     In the course of its year-2000 program, Conseco: (i) converted numerous older systems to more modern, year-2000-ready systems already used elsewhere in the Company; (ii) purchased and installed new, year-2000-ready systems (we capitalized these costs and are amortizing them over their expected useful lives); and (iii) modified other systems to make them year-2000- ready (we charged these costs to operating expense). We currently estimate that the total cost of our year-2000 program will be approximately $75 million, of which approximately 95 percent (related primarily to modifying existing software systems) had been incurred by September 30, 1999. This expense is not material to Conseco's financial position and we are funding it through our operating cash flows.

     The impact of year-2000 issues on Conseco will depend not only on the corrective actions we take, but also on the way in which year-2000 issues are addressed by governmental agencies, businesses and other third parties: (i) that provide us with capital, services, utilities or data; (ii) that receive services or data from us; or (iii) whose financial condition or operating capability is important to us. We continue to update our assessments of potential year-2000 risks associated with our third-party relationships. These assessments are necessarily limited to matters over which we can reasonably exercise control. We have been informed by our key financial institutions and utilities that they will be year-2000 ready at year-end 1999.

     We are also continuing to develop contingency plans designed to help us conduct business as usual in the unlikely event of a year-2000-related disruption.

     Our year-2000 program continues to be the highest priority for our information technology employees and others within the company. Our objective is to continue providing our clients and business partners with quality service during the century changeover. We have continued to work on other systems projects during our year-2000 program; in many cases, we have accelerated system upgrades when the new systems also address year-2000 issues.

     FORWARD-LOOKING STATEMENTS

     All statements, trend analyses and other information contained in this report and elsewhere (such as in filings by Conseco with the Securities and Exchange Commission, press releases, presentations by Conseco or its management or oral statements) relative to markets for Conseco's products and trends in Conseco's operations or financial results, as well as other statements including words such as "anticipate," "believe," "plan," "estimate," "expect," "intend," "should," "could," "goal," "target," "on track," "comfortable with," and other similar expressions, constitute forward-looking statements under the Private Securities Litigation Reform Act of 1995. These forward-looking statements are subject to known and unknown risks, uncertainties and other factors which may cause actual results to be materially different from those contemplated by the forward-looking statements. Such factors include, among other things: (i) general economic conditions and other factors, including prevailing interest rate levels, stock and credit market performance and health care inflation, which may affect (among other things) Conseco's ability to sell its products, its ability to make loans and access capital resources and the costs associated therewith, the market value of Conseco's investments, the lapse rate and profitability of policies, and the level of defaults and prepayments of loans made by Conseco; (ii) Conseco's ability to achieve anticipated synergies and levels of operational efficiencies; (iii) customer response to new products, distribution channels and marketing initiatives; (iv) mortality, morbidity, usage of health care services and other factors which may affect the profitability of Conseco's insurance products; (v) changes in the Federal income tax laws and regulations which may affect the relative tax advantages of some of Conseco's products; (vi) increasing competition in the sale of insurance and annuities and in the finance business; (vii) regulatory changes or actions, including those relating to regulation of financial services affecting (among other things) bank sales and underwriting of insurance products, regulation of the sale, underwriting and pricing of insurance products, and health care regulation affecting health

                         CONSECO, INC. AND SUBSIDIARIES
                              --------------------

insurance products; (viii) the ability of Conseco and its vendors and other external parties to achieve Year 2000 readiness for significant systems and operations on a timely basis; (ix) the availability and terms of future acquisitions; and (x) the risk factors or uncertainties listed from time to time in Conseco's filings with the Securities and Exchange Commission.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     Our market risks, and the way we manage them, are summarized in management's discussion and analysis of financial condition and results of operations as of December 31, 1998, included in the Company's Form 10-K for the year ended December 31, 1998. There have been no material changes in the first nine months of 1999 to such risks or our management of such risks.

                         CONSECO, INC. AND SUBSIDIARIES
                              --------------------

                           PART II - OTHER INFORMATION

     ITEM 1. LEGAL PROCEEDINGS.

     Conseco Finance has been served with various related lawsuits which were filed in the United States District Court for the District of Minnesota. These lawsuits were filed as purported class actions on behalf of persons or entities who purchased common stock or options of Conseco Finance during the alleged class periods that generally run from February 1995 to January 1998. One such action did not include class action claims. In addition to Conseco Finance, certain current and former officers and directors of Conseco Finance are named as defendants in one or more of the lawsuits. Conseco Finance and other defendants have obtained an order from the United States District Court for the District of Minnesota consolidating the lawsuits seeking class action status into two actions: one which pertains to a purported class of common stockholders and the other which pertains to a purported class of stock option traders. Plaintiffs in the lawsuits assert claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. In each case, plaintiffs allege that Conseco Finance and the other defendants violated federal securities laws by, among other things, making false and misleading statements about the current state and future prospects of Conseco Finance (particularly with respect to prepayment assumptions and performance of certain loan portfolios of Conseco Finance) which allegedly rendered Conseco Finance's financial statements false and misleading. The Company believes that the lawsuits are without merit and intends to defend such lawsuits vigorously. The ultimate outcome of these lawsuits cannot be predicted with certainty. On August 24, 1999, the United States District Court for the District of Minnesota issued an order to dismiss with prejudice all claims alleged in the lawsuits. The plaintiffs subsequently appealed the decision to the U.S. Court of Appeals (8th Circuit).

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

     ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

     a) Exhibits.

          1.1 Distribution Agreement dated October 7, 1999 between Conseco, Inc. and the agents named therein regarding Senior Medium-Term Notes, Series C and Subordinated Medium Term Notes, Series C

          1.2 Forms of Senior Medium-Term Note, Series C (fixed and floating)

          1.3 Forms of Subordinated Medium-Term Note, Series C (fixed and floating)

          10.1.15 Description of incentive compensation and severance arrangement with Edward M. Berube

          10.8.11 Amended and Restated Director, Officer and Key Employee Stock Purchase Plan of Conseco, Inc.

          10.8.21 Amended and Restated 1999 Director and Executive Officer Stock Purchase Plan of Conseco, Inc.

          10.8.22 Guaranty regarding 1999 Director and Executive Officer Stock Purchase Plan

          10.8.23 Form of Borrower Pledge Agreement dated as of September 15, 1999 with The Chase Manhattan Bank

          10.8.24 Form of note payable to the Registrant relating to the 1999 Director and Executive Officer Stock Purchase Plan

          12.1 Computation of Ratio of Earnings to Fixed Charges, Preferred Dividends and Distributions on Company- obligated Mandatorily Redeemable Preferred Securities of Subsidiary Trusts

          27.0     Financial Data Schedule

                         CONSECO, INC. AND SUBSIDIARIES
                              --------------------


     b) Reports on Form 8-K.

          A report on Form 8-K dated August 31, 1999, was filed with the Commission to report under Item 5, the completion of the public offering by Conseco Financing Trust VII of 12 million 9.44% Trust Originated Preferred Securities.

                         CONSECO, INC. AND SUBSIDIARIES
                              --------------------




                                    SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                       CONSECO, INC.


Dated: November 15, 1999          By:  /s/ ROLLIN M. DICK
                                       ------------------
                                       Rollin M. Dick
                                         Executive Vice President and
                                           Chief Financial Officer
                                           (authorized officer and principal
                                           financial officer)