Form 10-K
period 1999-12-31
CONSECO INC
filed 2000-04-14
CIK 719241

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                      OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999 OR

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
         Common Stock, No Par Value                    New York Stock Exchange, Inc.
        8 1/8% Senior Notes due 2003                   New York Stock Exchange, Inc.
        10 1/2% Senior Notes due 2004                  New York Stock Exchange, Inc.
 9.16% Trust Originated Preferred Securities           New York Stock Exchange, Inc.
              7% FELINE PRIDES                         New York Stock Exchange, Inc.
 8.70% Trust Originated Preferred Securities           New York Stock Exchange, Inc.
  9% Trust Originated Preferred Securities             New York Stock Exchange, Inc.
 9.44% Trust Originated Preferred Securities           New York Stock Exchange, Inc.

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                           Common Stock, No Par Value

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days: Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     Aggregate market value of common stock held by nonaffiliates (computed as of April 11, 2000): $2,309,952,454

     Shares of common stock outstanding as of April 11, 2000: 325,264,121

     DOCUMENTS INCORPORATED BY REFERENCE: Portions of the Registrant's definitive proxy statement for the 2000 annual meeting of shareholders are incorporated by reference into Part III of this Report.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS OF CONSECO.

     Conseco, Inc. is a financial services holding company. We conduct and manage our business through two operating segments, reflecting our major lines of business: (i) insurance and fee-based operations; and (ii) finance operations. Our insurance subsidiaries develop, market and administer supplemental health insurance, annuity, individual life insurance, individual and group major medical insurance and other insurance products. This segment also includes other asset accumulation products such as mutual funds. Our finance subsidiaries originate, purchase, sell and service consumer and commercial finance loans throughout the United States. As used in this report, the terms "we," "Conseco" or the "Company" refer to Conseco, Inc. and its consolidated subsidiaries, unless the context requires otherwise. Since 1982, Conseco has acquired 19 insurance groups. In 1998, we acquired Conseco Finance Corp. ("Conseco Finance", formerly Green Tree Financial Corporation prior to its name change in November 1999) which comprises our finance operations. Our operating strategy is to grow our businesses by focusing our resources on the development and expansion of profitable products and strong distribution channels, to seek to achieve superior investment returns through active asset management and to control expenses. On March 31, 2000, we announced that we plan to explore the sale of Conseco Finance and are hiring Lehman Brothers Inc. to assist in the planned sale. If the planned sale is completed, the Company will no longer have finance operations. For a discussion concerning results of operations by operating segment, see "Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations."

     In recent years, Conseco has been active in efforts to increase the familiarity and overall preference for our brand. We believe that in a competitive marketplace like financial services, companies that can differentiate themselves through a familiar brand can obtain full value for their products; sell more efficiently and command greater customer loyalty; recruit and retain talent more easily; better withstand and weather inevitable business crises; and have better access to the financial markets and the capital they need in order to grow. Our advertising campaign is designed to introduce consumers to the Conseco brand, to our product line and to the benefits of doing business with Conseco.

     Conseco was organized in 1979 as an Indiana corporation and commenced operations in 1982. Our executive offices are located at 11825 N. Pennsylvania Street, Carmel, Indiana 46032, and our telephone number is (317) 817-6100.

     Data in Item 1 are provided as of December 31, 1999, or for the year then ended (as the context implies), unless otherwise described.

MARKETING AND DISTRIBUTION

INSURANCE

     Our insurance products are sold through three primary distribution channels -- career agents, professional independent producers and direct marketing.

     Conseco seeks to retain the loyalty of its agency force by providing marketing and sales support; electronic and automated access to account and commission information; and marketing and training tools. We also have introduced new products like equity-indexed annuities (1996) and multibucket flexible premium annuities (which provide for various earnings strategies under one product) (1999). We are also seeking to reduce our agents' administrative burden, increase their productive sales time and get them the information they need faster and more reliably. The Conseco Online Information System ("COINS") enables agents to track policy and commission information and order materials at their convenience. Many of our marketing companies and agents use COINS.

     Our insurance subsidiaries collectively hold licenses to market our insurance products in all fifty states, the District of Columbia, and certain protectorates of the United States. Sales to residents of the following states accounted for at least 5 percent of our 1999 collected premiums: California (9.8 percent), Florida (8.6 percent), Illinois (8.2 percent) and Texas (6.9 percent).

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

     A description of the primary distribution channels follows:

     Career Agents. This agency force of approximately 5,000 agents working from 187 branch offices, permits one-on-one contacts with potential policyholders and promotes strong personal relationships with existing policyholders. The career agents sell primarily Medicare supplement and long-term care insurance policies, senior life insurance and annuities. In 1999, this distribution channel accounted for $1,522.0 million, or 23 percent, of our total collected premiums. These agents sell only Conseco policies and typically visit the prospective policyholder's home to conduct personalized "kitchen-table" sales presentations. After the sale of an insurance policy, the agent serves as a contact person for policyholder questions, claims assistance and additional insurance needs.

     Professional Independent Producers. This distribution channel consists of a general agency and insurance brokerage distribution system comprised of approximately 140,000 independent licensed agents doing business in all fifty states. In 1999, this channel accounted for $4,808.0 million, or 74 percent, of our total collected premiums.

     Professional independent producers are a diverse network of independent agents, insurance brokers and marketing organizations. Marketing companies typically recruit agents for Conseco by advertising our products and commission structure through direct mail advertising or through seminars for insurance agents and brokers. These organizations bear most of the costs incurred in marketing our products. We compensate the marketing organizations by paying them a percentage of the commissions earned on new sales generated by the agents recruited by such organizations. Certain of these marketing organizations are specialty organizations that have a marketing expertise or a distribution system relating to a particular product, such as flexible-premium annuities for educators. During 1999, Conseco purchased three organizations that specialize in marketing and distributing supplemental health products. In 1999, these three organizations accounted for $213.8 million, or 3 percent, of our total collected premiums.

     Direct Marketing. This distribution channel is engaged primarily in the sale of "graded benefit life" insurance policies. In 1999, this channel accounted for $176.7 million, or 3 percent, of our total collected premiums.

FINANCE

     Our finance group, with nationwide operations and managed finance receivables of $45.8 billion at December 31, 1999, is one of America's largest consumer finance companies, with leading market positions in retail home equity mortgages, home improvement loans and consumer and dealer floorplan loans for manufactured housing. Originations to customers in the following states accounted for at least 5.0 percent of our 1999 originations: Texas (7.5 percent), California (7.1 percent), Florida (6.2 percent) and North Carolina (5.9 percent). On March 31, 2000, we announced that we plan to explore the sale of Conseco Finance. If the planned sale is completed, the Company will no longer have finance operations.

     During 1999, we sold our aircraft and franchise commercial finance business. We also decided to discontinue the origination of commercial asset-based loans. These actions are consistent with our intention to focus our capital and resources on our core consumer businesses. The aircraft, franchise and commercial asset-based loans represented 6.4 percent of our originations during 1999.

     During 1999, 70 percent of our finance products were marketed indirectly to customers through intermediary channels such as dealers, vendors, contractors and retailers; the remaining products were marketed directly to our customers through our regional offices and service centers. A description of the primary distribution channels follows:

     Dealers, Vendors, Contractors and Retailers. Manufactured housing, home improvement, home equity, consumer finance and equipment finance receivables are purchased from and originated by selected dealers and contractors after being underwritten and analyzed via one of the Company's automated credit scoring systems at one of our regional service centers. During 1999, these marketing channels accounted for the following percentages of total loan originations: 88 percent of consumer loans for manufactured housing, 61 percent of home improvement, 40 percent of home equity, 92 percent of consumer finance and 71 percent of equipment finance.

     Regional Service Centers, Retail Satellite Offices and Telemarketing Center. We market and originate manufactured housing loans through 45 regional offices and 3 origination and processing centers. We originate home equity loans through a system of 139 retail satellite offices and 6 regional centers. We also market private label retail credit products through selected retailers and process the contracts through Conseco Bank, Inc. ("Conseco Bank"), a Utah industrial loan company, and through Green Tree Retail Services Bank, Inc. ("Retail Bank"), a South Dakota limited purpose credit card bank, both of which are wholly owned subsidiaries of the Company. We utilize direct mail to originate home improvement loans, home equity loans and credit cards. We provide commercial finance loans to dealers, manufacturers and other distributors through three regional lending centers. During 1999, these marketing channels accounted for the following percentages of total loan originations: 12 percent of manufactured housing, 39 percent of home improvement, 60 percent of home equity, 8 percent of consumer finance, 29 percent of equipment finance and 100 percent of retail credit contracts.

INSURANCE PRODUCTS

     SUPPLEMENTAL HEALTH

     Supplemental health products include Medicare supplement, long-term care and specified-disease insurance products distributed through our career agency force and professional independent producers. During 1999, we collected Medicare supplement premiums of $915.6 million, long-term care premiums of $793.5 million, specified-disease premiums of $376.3 million and other supplemental health premiums of $121.2 million.

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

     ANNUITIES

     Annuity products include equity-indexed annuity, variable annuity, traditional fixed rate annuity and market value-adjusted annuity products sold through both career agents and professional independent producers. During 1999, we collected annuity premiums of $2,473.7 million.

     The following describes the major annuity products:

     Equity-indexed annuity products. These products accounted for $911.8 million, or 14 percent, of our total premiums collected in 1999. The accumulation value of these annuities is credited with interest at an annual minimum guaranteed average rate over the term of the contract of 3 percent (or, including the effect of applicable sales loads, a 1.7 percent compound average interest rate over the term of the contracts), but the annuities provide for potentially higher returns based on a percentage (the "participation rate") of the change in the Standard & Poor's Corporation ("S&P") 500 Index during each year of their term. The Company has the discretionary ability to annually change the participation rate which currently ranges from 50 percent to 70 percent plus a first-year "bonus", similar to the bonus interest described below for traditional fixed rate annuity products, which generally ranges from 20 percent to 30 percent. The minimum guaranteed values are equal to: (i) 90 percent of premiums collected for annuities for which premiums are received in a single payment (single premium deferred annuities "SPDAs"), or 75 percent of first year and 87.5 percent of renewal premiums collected for annuities which allow for more than one payment (flexible premium deferred annuities "FPDAs"); plus (ii) interest credited on such percentage of the premiums collected at an annual rate of 3 percent. The annuity provides for penalty-free withdrawals of up to 10 percent of premium in each year after the first year of the annuity's term. Other withdrawals from SPDA products are generally subject to a surrender charge of 9 percent over the eight year contract term at which time the contract must be renewed or withdrawn. Other withdrawals from FPDA products are subject to a surrender charge of 12 percent to 20 percent in the first year, declining 1.2 percent to 1.3 percent each year, to zero over a 10 to 15 year period, depending on issue age. We purchase S&P 500 Index Call Options ("S&P 500 Call Options") in an effort to hedge potential increases to policyholder benefits resulting from increases in the S&P 500 Index to which the product's return is linked.

     Other fixed rate annuity products. These products include SPDAs, FPDAs (excluding the equity-indexed products) and single-premium immediate annuities ("SPIAs"). These products accounted for $958.5 million, or 15 percent, of our total collected premiums in 1999. Our SPDAs and FPDAs typically have an interest rate (the "crediting rate") that is guaranteed by the Company for the first policy year, after which, we have the discretionary ability to change the crediting rate to any rate not below a guaranteed minimum rate. The guaranteed rate on annuities written recently ranges from 3.0 percent to 4.5 percent, and the rate on all policies in force ranges from 3.0 percent to 6.0 percent. The initial crediting rate is largely a function of: (i) the interest rate we can earn on invested assets acquired with the new annuity fund deposits; (ii) the costs related to marketing and maintaining the annuity products; and (iii) the rates offered on similar products by our competitors. For subsequent adjustments to crediting rates, we take into account the yield on our investment portfolio, annuity surrender assumptions, competitive industry pricing and the crediting rate history for particular groups of annuity policies with similar characteristics.

     Approximately 55 percent of our new annuity sales have been "bonus" products. The initial crediting rate on these products specifies a bonus crediting rate ranging from 1 percent to 6 percent of the annuity deposit for the first policy year only. After the first year, the bonus interest portion of the initial crediting rate is automatically discontinued, and the renewal crediting rate is established. As of December 31, 1999, crediting rates on our outstanding traditional annuities were at an average rate, excluding bonuses, of
4.3 percent.

     The policyholder is typically permitted to withdraw all or part of the premium paid plus the accumulated interest credited to his or her account (the "accumulation value"), subject in virtually all cases to the assessment of a surrender charge for withdrawals in excess of specified limits. Most of our traditional annuities provide for penalty-free withdrawals of up to 10 percent of the accumulation value each year, subject to limitations. Withdrawals in excess of allowable penalty-free amounts are assessed a surrender charge during a penalty period which generally ranges from five to 12 years after the date a policy is issued. The initial surrender charge is generally 6 percent to 12 percent of the accumulation value and generally decreases by approximately 1 to 2 percentage points per year during the penalty period. Surrender charges are set at levels to protect the Company from loss on early terminations and to reduce the likelihood of policyholders terminating their policies during periods of increasing interest rates. This practice lengthens the effective duration of policy liabilities and enables the Company to maintain profitability on such policies.

     SPIAs accounted for $41.8 million, or .6 percent, of our total collected premiums in 1999. SPIAs are designed to provide a series of periodic payments for a fixed period of time or for life, according to the policyholder's choice at the time of issue. Once the payments begin, the amount, frequency and length of time for which they are payable are fixed. SPIAs often are purchased by persons at or near retirement age who desire a steady stream of payments over a future period of years. The single premium is often the payout from a terminated annuity contract. The implicit interest rate on SPIAs is based on market conditions when the policy is issued. The implicit interest rate on the Company's outstanding SPIAs averaged 6.9 percent at December 31, 1999.

     Recently, the Company introduced its multibucket annuity product which provides for different rates of cash value growth based on the experience of a particular market strategy. Earnings are credited to this product based on the market activity of a given strategy, less management fees, and funds may be moved between cash value strategies. Portfolios available include high-yield bond, investment-grade bond, convertible bond and guaranteed-rate portfolios. During 1999, this product accounted for $76.9 million, or 1.2 percent, of our total collected premiums.

     Variable annuity products. Variable annuities accounted for $603.4 million, or 9.3 percent, of our total premiums collected in 1999. Variable annuities, sold on a single-premium or flexible-premium basis, differ from fixed annuities in that the principal value may fluctuate, depending on the performance of assets allocated pursuant to various investment options chosen by the contract owner. Variable annuities offer contract owners a fixed or variable rate of return based upon the specific investment portfolios into which premiums may be directed.

     LIFE

     Life products include traditional, universal life and other life insurance products. These products are currently sold through career agents, professional independent producers and direct response marketing. During 1999, we collected $970.7 million, or 15 percent, of our total collected premiums from life products.

     Interest-sensitive life products. These products include universal life products that provide whole life insurance with adjustable rates of return related to current interest rates. They accounted for $511.3 million, or

7.9 percent, of our total collected premiums in 1999 and are marketed through professional independent producers and to a lesser extent, career agents. The principal differences between universal life products and other interest-sensitive life insurance products are policy provisions affecting the amount and timing of premium payments. Universal life policyholders may vary the frequency and size of their premium payments, and policy benefits may also fluctuate according to such payments. Premium payments under other interest-sensitive policies may not be varied by the policyholders, and as a result, are designed to reduce the administrative costs typically associated with monitoring universal life premium payments and policy benefits.

     Traditional life. These products accounted for $459.4 million, or 7.1 percent, of our total collected premiums in 1999. Traditional life policies, including whole life, graded benefit life and term life products, are marketed through professional independent producers, career agents and direct response marketing. Under whole life policies, the policyholder generally pays a level premium over an agreed period or the policyholder's lifetime. The annual premium in a whole life policy is generally higher than the premium for comparable term insurance coverage in the early years of the policy's life, but is generally lower than the premium for comparable term insurance coverage in the later years of the policy's life. These policies, which continue to be marketed by the Company on a limited basis, combine insurance protection with a savings component that increases in amount gradually over the life of the policy. The policyholder may borrow against the savings generally at a rate of interest lower than that available from other lending sources. The policyholder may also choose to surrender the policy and receive the accumulated cash value rather than continuing the insurance protection. Term life products offer pure insurance protection for a specified period of time -typically 5, 10 or 20 years.

     Traditional life products also include graded benefit life insurance products. Graded benefit life products accounted for $176.7 million, or 2.7 percent, of our total collected premiums in 1999. Graded benefit life insurance products are offered on an individual basis primarily to persons age 50 to 80, principally in face amounts of $350 to $10,000, without medical examination or evidence of insurability. Premiums are paid as frequently as monthly. Benefits paid are less than the face amount of the policy during the first two years, except in cases of accidental death. Graded benefit life policies are marketed using direct response marketing techniques. New policyholder leads are generated primarily from television and print advertisements.

     INDIVIDUAL AND GROUP MAJOR MEDICAL

     Current sales of our individual and group major medical health insurance products are targeted to self-employed individuals, small business owners, large employers and early retirees. Various deductible and coinsurance options are available, and most policies require certain utilization review procedures. The profitability of this business depends largely on the overall persistency of the business in force, claim experience and expense management. During 1999, we collected $855.7 million, or 13 percent, of our total collected premiums from these products.

FINANCE PRODUCTS

     On March 31, 2000, we announced that we plan to explore the sale of Conseco Finance. If the planned sale is completed, the Company will no longer have finance operations.

     CONSUMER FINANCING

     Manufactured Housing. Our finance subsidiaries provide financing for consumer purchases of manufactured housing. During 1999, we originated $6.6 billion of contracts for manufactured housing purchases, or 26 percent of our total originations. At December 31, 1999, our managed receivables include $24.7 billion of contracts for manufactured housing purchases, or 54 percent of total managed receivables. Manufactured housing or a manufactured home is a structure, transportable in one or more sections, which is designed to be a dwelling with or without a permanent foundation. Manufactured housing does not include either modular housing (which typically involves more sections, greater assembly and a separate means of transporting the sections) or recreational vehicles.

     The majority of sales contracts for manufactured home purchases are financed on a conventional basis. Federal Housing Administration and Veterans' Administration contracts represent less than 1 percent of our manufactured housing originations and 2 percent of our total servicing portfolio. Manufactured housing contracts are generally subject to minimum down payments of at least 5 percent of the amount financed and have terms of up to 30 years.

     Through our regional service centers, we purchase manufactured housing contracts from dealers located throughout the United States. Our regional service center personnel solicit dealers in their region. If the dealer wishes to utilize our financing, the dealer completes an application. Upon approval, a dealer agreement is executed. We also originate manufactured housing installment loan agreements directly with customers. For the year ended December 31, 1999, 88 percent of our manufactured housing loan originations were purchased from dealers and 12 percent were originated directly by us.

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

     Mortgage Services. Products within this category include home equity and home improvement loans. During 1999, we originated $6.7 billion of contracts for these products, or 27 percent of our total originations. At December 31, 1999, our managed receivables include $12.2 billion of contracts for home equity and home improvement loans, or 27 percent of total managed receivables.

     We originate home equity loans through 139 retail satellite offices and 6 regional centers and through a network of correspondent lenders throughout the United States. The satellite offices are responsible for originating, processing, underwriting and funding the loan transaction. Subsequently, loans are re-underwritten on a test basis by a third party to ensure compliance with our credit policy. After the loan has closed, the loan documents are forwarded to our loan servicing center. The servicing center is responsible for handling customer service and performing document handling, custodial and quality control functions.

     During 1999, approximately 60 percent of our home equity finance loans were originated directly with the borrower. The remaining finance volume was originated through approximately 220 correspondent lenders.

     Typically, home equity loans are secured by first or second liens. Homes used for collateral in securing home equity loans may be either residential or investor owned, one-to-four-family properties having a minimum appraised value of $25,000. During 1999, approximately 57 percent of the loans originated were secured by first liens. The average loan to value for loans originated in 1999 was approximately 91 percent. The majority of our home equity loans are fixed rate closed-end loans. We periodically purchase adjustable rate loans from our correspondent network. Adjustable rate loans accounted for 22 percent of our home equity finance volume during 1999.

     We originate the majority of our home improvement loan contracts indirectly through a network of home improvement contractors located throughout the United States. We review the financial condition, business experience and qualifications of all contractors through which we obtain loans.

     We finance both conventional home improvement contracts and contracts insured through the Federal Housing Administration Title I program. Such contracts are generally secured by first, second or, to a lesser extent, third liens on the improved real estate. We also implemented an unsecured conventional home improvement lending program for certain customers which generally allows for loans of $2,500 to $15,000. Unsecured loans account for less than 3 percent of our home improvement servicing portfolio.

     Typically, an approved contractor submits the customer's credit application and construction contract to our centralized service center where an analysis of the creditworthiness of the customer is made using a proprietary credit scoring system. If it is determined that the application meets our underwriting guidelines, we typically purchase the contract from the contractor when the customer verifies satisfactory completion of the work.

     We also originate home improvement loans directly with borrowers. After receiving a mail solicitation, the customer calls our telemarketing center and our sales representative explains the available financing plans, terms and rates depending on the customer's needs. The majority of the loans are secured by a second or third lien on the real estate of the customer. Direct distribution accounted for approximately 39 percent of the home improvement finance originations during 1999.

     The types of home improvements we finance include exterior renovations (such as windows, siding and roofing); pools and spas; kitchen and bath remodeling; and room additions and garages. We may also extend additional credit beyond the purchase price of the home improvement for the purpose of debt consolidation.

     Consumer/Credit Card. These products include financing for consumer products and our private label credit card programs. During 1999, we originated $3.2 billion of contracts for these products, or 13 percent of our total originations. At December 31, 1999, our managed receivables include $3.8 billion of contracts for consumer product and credit card loans, or 8 percent of total managed receivables.

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

     COMMERCIAL FINANCING

     Commercial. Commercial financing primarily includes: (i) floorplan lending; (ii) truck lending and leasing; and (iii) small-ticket equipment lending and leasing. During 1999, we originated $8.5 billion of contracts for commercial financing, or 34 percent of our total originations. At December 31, 1999, our managed receivables include $5.1 billion of contracts for commercial financing, or 11 percent of total managed receivables.

     During 1999, we sold our aircraft and franchise commercial finance divisions. We also decided to discontinue the origination of commercial asset-backed loans. These actions are consistent with our intention to focus our capital and resources on our core consumer businesses. During 1999, we originated $1.6 billion of these loans, or 6.4 percent of our total originations.

     "Floorplan receivables" represent the financing of product inventory for retail dealers of a variety of consumer products. The products securing the floorplan receivables include manufactured housing, recreational vehicles and marine products. During 1999, we originated $5.6 billion of these loans, or 22 percent of our total originations. We generally provide floorplan financing for products only if we have also entered into an agreement with the manufacturer, distributor or other vendor of such product to allow us to provide the consumer financing in connection with the sale of products that are the subject of the floorplan financing. Advances made for the purchase of inventory are most commonly arranged in the following manner: the dealer will contact the manufacturer and place a purchase order for a shipment of inventory. The manufacturer will then contact us to obtain approval for the loan. Upon such request, we will analyze whether: (i) the manufacturer is in compliance with its floorplan agreement; (ii) the dealer is in compliance with our program; and
(iii) such purchase order is within the dealer's credit limit. If these requirements are met, we will approve the loan. The manufacturer will then ship the inventory and directly submit the invoice for such purchase order to us for payment. Interest or finance charges normally begin as of the invoice date. The proceeds of the loan being made are paid directly to the manufacturer and are often funded a number of days subsequent to the invoice date depending upon specific arrangements with the manufacturer. Inventory inspections are frequently performed to physically verify the collateral securing the dealer's loan, check the condition of the inventory, account for any missing inventory and collect any funds due. Approximately two-thirds of our manufactured housing dealers are participants in this program.

     We also provide financing and leasing programs to commercial borrowers for the purchase of trucks and trailers and small-equipment (such as computer, office and telecommunications equipment). During 1999, we originated $1.3 billion of these loans, or 5.2 percent of total originations. In early 2000, we significantly reduced our originations of loans and leases relating to trucks and trailers.

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

INVESTMENTS

     Conseco Capital Management, Inc. ("CCM"), a registered investment adviser wholly owned by Conseco, manages the investment portfolios of Conseco's subsidiaries. CCM had approximately $41.8 billion of assets (at fair value) under management at December 31, 1999, of which $30.4 billion were assets of Conseco's subsidiaries and $11.4 billion were assets of unaffiliated parties. Our investment philosophy is to maintain a largely investment-grade fixed-income portfolio, provide adequate liquidity for expected liability durations and other requirements and maximize total return through active investment management.

     Investment activities are an integral part of our business; investment income is a significant component of our total revenues. Profitability of many of our insurance products is significantly affected by spreads between interest yields on investments and rates credited on insurance liabilities. Although substantially all credited rates on SPDAs and FPDAs may be changed annually, changes in crediting rates may not be sufficient to maintain targeted investment spreads in all economic and market environments. In addition, competition and other factors, including the impact of the level of surrenders and withdrawals, may limit our ability to adjust or to maintain crediting rates at levels necessary to avoid narrowing of spreads under certain market conditions. As of December 31, 1999, the average yield, computed on the cost basis of our investment portfolio, was 7.2 percent, and the average interest rate credited or accruing to our total insurance liabilities (excluding interest rate bonuses for the first policy year only and excluding the effect of credited rates attributable to variable or equity-indexed products) was 5.0 percent.

     We manage the equity-based risk component of our equity-indexed annuity products by: (i) purchasing S&P 500 Index Call Options in an effort to hedge such risk; and (ii) adjusting the participation rate to reflect the change in the cost of such options (such cost varies based on market conditions). Accordingly, we are able to focus on managing the interest rate spread component of these products.

     We seek to balance the duration of our invested assets with the expected duration of benefit payments arising from our insurance liabilities. At December 31, 1999, the adjusted modified duration of fixed maturities and short-term investments was approximately 6.6 years and the duration of our insurance liabilities was approximately 6.6 years.

     For information regarding the composition and diversification of the investment portfolio of our subsidiaries, see "Management's Discussion and Analysis of Consolidated Financial Condition and Results of
Operations -- Investments" and the notes to our consolidated financial statements.

COMPETITION

     Our businesses operate in a highly competitive environment. The financial services industry consists of a large number of companies, some of which are larger and have greater financial resources, broader and more diversified product lines and larger staffs than those of Conseco. An expanding number of banks, securities brokerage firms and other financial intermediaries also market insurance products or offer competing products, such as mutual fund products, traditional bank investments and other investment and retirement funding alternatives. We also compete with many of these companies and others in providing services for fees. In most areas, competition is based on a number of factors, including pricing, service provided to distributors and policyholders and ratings. Conseco's subsidiaries must also compete with their competitors to attract and retain the allegiance of dealers, vendors, contractors, manufacturers, retailers and agents.

     In the finance industry, operations are affected by consumer demand which is influenced by regional trends, economic conditions and personal preferences. Competition in the finance industry is primarily among banks, finance companies (or finance divisions of manufacturers), savings and loan associations and credit unions. Competition is based on a number of factors, including service, the credit review process, the integration of financing programs and the ability to manage the servicing portfolio in changing economic environments.

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

     Marketing companies, agents who market insurance products, school districts, financial institutions and policyholders use the financial strength ratings assigned to an insurer by independent rating agencies as one factor in determining which insurer's products to market or purchase. All of our primary life insurance companies have received: (i) an "A" (Excellent) rating by A.M. Best Company ("A.M. Best"); (ii) an "AA-" claims-paying ability rating from Duff & Phelps' Credit Rating Company ("Duff & Phelps"); (iii) an "A-" claims-paying ability rating from S&P; and (iv) a "Baa1" insurance financial strength rating from Moody's Investor Services ("Moody's"). A.M. Best ratings for the industry currently range from "A++ (Superior)" to "F (In Liquidation)." Publications of A.M. Best indicate that the "A" and "A-" ratings are assigned to those companies that, in A.M. Best's opinion, have demonstrated excellent overall performance when compared to the standards established by A.M. Best and have demonstrated a strong ability to meet their obligations to policyholders over a long period of time. Duff & Phelps' claims-paying ability ratings range from "AAA (Highest claims-paying ability)" to "DD (Company is under an order of liquidation)." An "AA-" rating represents "Very high claims-paying ability." S&P claims-paying ability ratings range from "AAA (Superior)" to "R (Regulatory Action)." An "A" rating is assigned by S&P to those companies which, in its opinion, have a secure claims-paying ability and whose financial capacity to meet policyholder obligations is viewed on balance as sound, but their capacity to meet such policyholder obligations is somewhat more susceptible to adverse changes in economic or underwriting conditions than more highly rated insurers. A plus or minus sign attached to a S&P or Duff & Phelps claims-paying rating shows relative standing within a ratings category. A "Baa" is assigned by Moody's to those companies which, in its opinion, "offer adequate financial security, however, certain protective elements may be lacking or may be characteristically unreliable over any great period of time." A numeric modifier attached to a Moody's insurance financial strength rating refers to ranking within the group, with one being the highest. These A.M. Best, Duff & Phelps, S&P and Moody's ratings consider the claims paying ability of the rated company and are not a rating of the investment worthiness of the rated company. Following our announcement on March 31, 2000, that we plan to explore the sale of Conseco Finance, the ratings in the previous paragraph were placed under review as the agencies analyze the developing transaction. In addition, S&P changed its outlook to negative.

     We believe that we are able to compete effectively because: (i) we emphasize a number of specialized distribution channels, where the ability to respond rapidly to changing customer needs yields a competitive edge; (ii) we are experienced in establishing and cultivating relationships with the unique distribution networks and the independent marketing companies operating in these specialized markets; (iii) we can offer competitive rates as a result of our operating efficiencies and higher-than-average investment yields achieved by applying active investment portfolio management techniques; and (iv) we have reliable policyholder administrative services, supported by customized information technology systems.

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

     As of December 31, 1999, the policy risk retention limit was generally $.8 million or less on the policies of our subsidiaries. Reinsurance ceded by Conseco represented 21 percent of gross combined life insurance in force and reinsurance assumed represented 5.2 percent of net combined life insurance in force. At December 31, 1999, the total ceded business in force of $27.7 billion was primarily ceded to insurance companies rated "A- (Excellent)" or better by A.M. Best. Our principal reinsurers at December 31, 1999 were American Equity Investment Life Insurance Company, General & Cologne Life Insurance Company, Connecticut General Life Insurance Company, Employers Reassurance Corporation, Life Reassurance Corporation of America, Lincoln National Life Insurance Company, RGA Reinsurance Company, Security Life of Denver and Swiss Re Life and Health America. No other single reinsurer assumes greater than 3 percent of the total ceded business in force.

EMPLOYEES

     At December 31, 1999, Conseco, Inc. and its subsidiaries had approximately 17,000 employees, including: (i) 3,700 home office employees; (ii) 1,400 employees in our Chicago office (primarily involved with our career agent operations); (iii) 1,800 employees in various locations serving as administrative centers for our insurance operations; (iv) 500 employees in branch offices (primarily supporting our career agency force); and (v) 9,600 employees supporting our finance operations. None of our employees is covered by a collective bargaining agreement. We believe that we have excellent relations with our employees.

GOVERNMENTAL REGULATION

     On November 12, 1999, President Clinton signed into law the Gramm-Leach-Bliley Act (the "Financial Modernization Act"), which significantly modifies the regulation of financial services companies. The Financial Modernization Act allows full affiliations among banks, insurance companies, securities firms and other financial services companies, that could result in increased consolidation of, and competition among, these firms. In addition, the Financial Modernization Act contains privacy provisions relating to the protection, transfer and use of the nonpublic personal information of consumers. Consumer privacy laws containing expanded provisions also have been adopted, or are under consideration, in a number of states.

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

     Most states have also enacted regulations on the activities of insurance holding company systems, including acquisitions, extraordinary dividends, the terms of surplus debentures, the terms of affiliate transactions and other related matters. Currently, the Company and its insurance subsidiaries have registered as holding company systems pursuant to such legislation in the domiciliary states of the insurance subsidiaries (Arizona, Illinois, Indiana, Missouri, New York, Ohio, Pennsylvania and Texas), and they routinely report to other jurisdictions.

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

     In recent years, the NAIC has developed several model laws and regulations including: (i) investment reserve requirements; (ii) risk-based capital ("RBC") standards; (iii) codification of insurance accounting principles; (iv) additional investment restrictions; (v) restrictions on an insurance company's ability to pay dividends; and (vi) product illustrations. The NAIC is currently developing new model laws or regulations, including product design standards and reserve requirements.

     The RBC standards establish capital requirements for insurance companies based on the ratio of the company's total adjusted capital (defined as the total of its statutory capital, surplus, asset valuation reserve and certain other adjustments) to its RBC (such ratio is referred to herein as the "RBC ratio"). The standards are designed to help identify companies which are under capitalized and require specific regulatory actions in the event an insurer's RBC ratio falls below specified levels. Each of our life insurance subsidiaries has more than enough statutory capital to meet the standards as of December 31, 1999.

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

     In addition, our insurance subsidiaries are required under guaranty fund laws of most states in which we transact business, to pay assessments up to prescribed limits to fund policyholder losses or liabilities of insolvent insurance companies. Assessments can be partially recovered through a reduction in future premium taxes in some states.

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

     NAIC model regulations, adopted in substantially all states, created 10 standard Medicare supplement plans (Plans A through J). Plan A provides the least extensive coverage, while Plan J provides the most extensive coverage. Under NAIC regulations, Medicare insurers must offer Plan A, but may offer any of the other plans at their option. Our insurance subsidiaries currently offer nine of the model plans. We have declined to offer Plan J, due in part to its high benefit levels and, consequently, high costs to the consumer.

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

     FINANCE

     The Company's finance operations are subject to regulation by certain federal and state regulatory authorities. A substantial portion of the Company's consumer loans and assigned sales contracts are originated or purchased by finance subsidiaries licensed under applicable state law. The licensed entities are subject to examination by and reporting requirements of the state administrative agencies issuing such licenses. The finance subsidiaries are subject to state laws and regulations which in certain states: limit the amount, duration and charges for such loans and contracts; require disclosure of certain loan terms and regulate the content of documentation; place limitations on collection practices; and govern creditor remedies. The licenses granted are renewable and may be subject to revocation by the respective issuing authority for violation of such state's laws and regulations. Some states have adopted or are considering the adoption of consumer protection laws or regulations that impose requirements or restrictions on lenders who make certain types of loans secured by real estate.

     In addition to the finance companies licensed under state law, both Conseco Bank and Retail Bank, both of which are wholly owned subsidiaries of Conseco, are under the supervision of, and subject to examination by, the Federal Deposit Insurance Corporation. Conseco Bank is also supervised and examined by the Utah Department of Financial Institutions. Retail Bank is supervised and examined by the South Dakota Department of Banking. The ownership of these entities does not subject the Company to regulation by the Federal Reserve Board as a bank holding company. Conseco Bank has the authority to engage generally in the banking business and may accept all types of deposits, other than demand deposits. Retail Bank is limited by its charter to engage in the credit card business and may issue only certificates of deposit in denominations of $100,000 or greater. Conseco Bank and Retail Bank are subject to regulation relating to capital adequacy, leverage, loans, deposits, consumer protection, community reinvestment, payment of dividends and transactions with affiliates.

     A number of states have usury and other consumer protection laws which may place limitations on the amount of interest charged on loans originated in such state. Generally, state law has been preempted by federal law under the Depositary Institutions Deregulation and Monetary Control Act of 1980 ("DIDA") which deregulates the rate of interest, discount points and finance charges with respect to first lien residential loans, including manufactured home loans and real estate secured mortgage loans. As permitted under DIDA, a number of states enacted legislation timely opting out of coverage of either or both of the interest rate and/or finance charge provisions of the Act. States may no longer opt out of the interest rate provisions of the Act, but could in the future opt out of the finance charge provisions. To be eligible for federal preemption for manufactured home loans, the Company's licensed finance companies must comply with certain restrictions providing protection to consumers. In addition, another provision of DIDA applicable to state-chartered insured depository institutions permits both Conseco Bank and Retail Bank to export interest rates, finance charges and certain fees from the states where they are located to all other states, with the exception of Iowa which opted out of the Act during the permitted time period. Interest rates, finance charges and fees in Utah and South Dakota are, for the most part, deregulated.

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

     From time to time, various tax law changes have been proposed that could have an adverse effect on our business, including elimination of all or a portion of the income tax advantage of certain insurance products and changes in how life insurance companies are taxed; such changes could affect the marketability of our products and increase the Company's current tax liability. Various such changes were proposed in the Revenue Proposal of the Clinton Administration released in February 2000. In addition, from time to time, various tax law changes have been proposed that could increase the attractiveness of our products to certain consumers. For example, Congress is currently considering a proposal which would allow more consumers to be eligible to deduct long-term care policy premiums from taxable income.

     Our insurance company subsidiaries are taxed under the life insurance company provisions of the Code. Provisions in the Code require a portion of the expenses incurred in selling insurance products to be deducted over a period of years, as opposed to immediate deduction in the year incurred. This provision increases the tax for statutory accounting purposes, which reduces statutory earnings and surplus and, accordingly, decreases the amount of cash dividends that may be paid by the life insurance subsidiaries. As of December 31, 1999, the cumulative taxes paid by our insurance subsidiaries as a result of this provision were approximately $370 million.

     The Company had tax loss carryforwards at December 31, 1999, of approximately $.8 billion, portions of which begin expiring in 2003. However, the amount of such loss that may be offset against current taxable income is subject to the following limitations: (i) losses may be offset against income of other corporate entities only if such entities are included in the same consolidated tax return (insurance companies are currently not eligible for inclusion in Conseco's consolidated tax return until five years after they are acquired); (ii) losses incurred in non-life companies (which comprise most of the loss carryforwards) may offset only a portion of income from life companies in the same consolidated tax return; and (iii) some loss carryforwards may not be used to offset taxable income of entities acquired after the loss was incurred. We, however, believe we will be able to utilize substantially all current loss carryforwards before they expire.

ITEM 2.  PROPERTIES.

     Headquarters. Our headquarters is located on a 180-acre corporate campus in Carmel, Indiana, immediately north of Indianapolis. The 12 buildings on the campus (all but one of which are owned) contain approximately 956,000 square feet of space and house Conseco's executive offices and certain administrative operations of its subsidiaries. The campus has ample room for additional buildings to support future growth.

     Insurance operations. Our career agent operations are primarily administered from a single facility of 300,000 square feet in downtown Chicago, Illinois, leased under an agreement having a remaining life of eight years. We also lease approximately 130,000 square feet of warehouse space in a second Chicago facility; this lease has a remaining life of three years. Conseco owns an office building in Kokomo, Indiana (100,000 square feet), and two office buildings in Rockford, Illinois (total of 169,000 square feet), which serve as administrative centers for portions of our insurance operations. Conseco owns one office building in Philadelphia, Pennsylvania (127,000 square feet), which serves as the administrative center for our direct response life insurance operations; approximately 60 percent of this space is occupied by the Company, with the remainder leased to tenants. Conseco also leases 223 sales offices and 4 other administrative offices in various states totaling approximately 463,700 square feet; these leases are short-term in length, with remaining lease terms ranging from one to five years.

     Finance operations. Certain corporate servicing operations are housed in Saint Paul, Minnesota, in 120,000 square feet of a building owned by the Company. The finance segment operates 45 manufactured housing regional service centers and three commercial finance business centers. Such offices are leased, typically for a term of three to five years, and range in size from 1,700 to 22,000 square feet. We also operate a central servicing center in Rapid City, South Dakota. The lease on this facility has a remaining term of four years, with an option to purchase, and consists of 137,000 square feet. In Rapid City, South Dakota, we have agreed to lease one additional building under construction which will contain approximately 76,000 square feet. The home improvement and consumer product divisions lease their main office in Saint Paul, Minnesota. The lease has a remaining term of four years and consists of 125,000 square feet. The home equity business has operations in six regional locations and 139 regional satellite offices, plus a service center in Tempe, Arizona, which opened in February 1997 (which consists of three buildings totaling approximately 200,000 square feet). The finance operations also lease 4 other administrative offices in Minnesota, New Jersey and Georgia totaling approximately 197,000 square feet; these leases are short-term in length with remaining lease terms ranging from one to five years.

ITEM 3.  LEGAL PROCEEDINGS.

     Conseco Finance was served with various related lawsuits filed in the United States District Court for the District of Minnesota. These lawsuits were generally filed as purported class actions on behalf of persons or entities who purchased common stock or options of Conseco Finance during alleged class periods that generally run from February 1995 to January 1998. One action (Florida State Board of Admin. v. Green Tree Financial Corp., Case No. 98-1162) did not include class action claims. In addition to Conseco Finance, certain current and former officers and directors of Conseco Finance are named as defendants in one or more of the lawsuits. Conseco Finance and other defendants obtained an order consolidating the lawsuits seeking class action status into two actions, one of which pertains to a purported class of common stockholders (In re Green Tree Financial Corp. Stock Litig., Case No. 97-2666) and the other which pertains to a purported class action of stock option traders (In re Green Tree Financial Corp. Options Litig., Case No. 97-2679). Plaintiffs in the lawsuits assert claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. In each case, plaintiffs allege that Conseco Finance and the other defendants violated federal securities laws by, among other things, making false and misleading statements about the current state and future prospects of Conseco Finance (particularly with respect to prepayment assumptions and performance of certain loan portfolios of Conseco Finance) which allegedly rendered Conseco Finance's financial statements false and misleading. On August 24, 1999, the United States District Court for the District of Minnesota issued an order to dismiss with prejudice all claims alleged in the lawsuits. The plaintiffs subsequently appealed the decision to the U.S. Court of Appeals for the 8th Circuit, and the appeal is currently pending. The Company believes that the lawsuits are without merit and intends to continue to defend them vigorously. The ultimate outcome of these lawsuits cannot be predicted with certainty.

     Four lawsuits have been filed against Conseco in the United States District Court for the Southern District of Indiana. The cases, captioned Luisi v. Conseco, Inc., et al., Case No. IP00-C-0593-B/S and Sechrist v. Conseco, Inc., et al., Case No. IP00-C-0585-M/S, Klein v. Conseco, Inc., et al., Case No. IP00-0602 C-M/S, and Brody v. Conseco, Inc., et al., Case No. IP00-0609 C-M/S, were filed as purported class actions on behalf of persons or entities that purchased Conseco common stock during the alleged class periods that generally run from April of 1999 through April of 2000. Two officers/directors of Conseco are named as defendants in the lawsuits. In each case, the plaintiffs assert claims under Section 10(b) and 20(a) of the Securities and Exchange Act of 1934. In each case, plaintiffs allege that

Conseco and the individual defendants violated federal securities laws by, among other things, making false and misleading statements about the current state and future prospects of Conseco Finance (particularly with respect to performance of certain loan portfolios of Conseco Finance) which allegedly rendered Conseco's financial statements false and misleading. The Company believes that the lawsuits are without merit and intends to defend them vigorously. The ultimate outcome of these lawsuits cannot be predicted with certainty.

     Conseco, Inc. and its subsidiaries, Conseco Life Insurance Company and Wabash Life Insurance Company, are currently named as defendants in a certified nationwide class action lawsuit in the Superior Court for Santa Clara County (California, cause number CV768991) and captioned "John P. Dupell and the John
P. Dupell 1992 Insurance Trust vs. Massachusetts General Life Insurance Company:
Life Partners Group, Inc., Wabash Life Insurance Company, Conseco, Inc., Donovan
R. Bolton, et al." The class, approximately 345,000 in number, consists of all persons who purchased universal life insurance policies from Conseco Life Insurance Company, formerly named Massachusetts General Life Insurance Company, between January 1, 1984 and July 23, 1999 (excluding policies where death benefits were paid). The claims involve the changing interest rate climate between the 1980's and the comparatively lower rates in the 1990's, and the resulting lower rates credited to universal life products. The plaintiffs asserted claims of fraud, breach of the covenant of good faith and fair dealing, negligence, negligent misrepresentation, unjust enrichment and related matters. Conseco believes this lawsuit is without merit and is defending it vigorously. The ultimate outcome of this lawsuit cannot be predicted with certainty.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

     Optional Item. Executive Officers of the Registrant.

                                                            POSITIONS WITH CONSECO, PRINCIPAL
OFFICER NAME AND AGE(A)                  SINCE            OCCUPATION AND BUSINESS EXPERIENCE(B)
-----------------------                  -----            -------------------------------------
Stephen C. Hilbert, 54...............    1979     Since 1979, Chairman of the Board and Chief Executive
                                                  Officer of Conseco; from 1988 to February 2000,
                                                  President of Conseco.
Thomas J. Kilian, 49.................    1998     Since February 2000, President of Conseco; from 1998
                                                  to February 2000, Executive Vice President and Chief
                                                  Operations Officer of Conseco; since 1996, President
                                                  of Conseco Services, LLC (responsible for insurance
                                                  operations, data processing, human resources and
                                                  administrative services for various Conseco
                                                  subsidiaries); from 1989 to 1996, Senior Vice
                                                  President of data processing for various Conseco
                                                  subsidiaries.
Ngaire E. Cuneo, 49..................    1992     Since 1992, Executive Vice President, Corporate
                                                  Development and, since 1994, Director of Conseco.
Rollin M. Dick, 68...................    1986     Since 1986, Executive Vice President, Chief Financial
                                                  Officer and Director of Conseco.
John J. Sabl, 48.....................    1997     Since 1997, Executive Vice President, General Counsel
                                                  and Secretary of Conseco; from 1983 to 1997, Partner
                                                  in the law firm of Sidley & Austin.
James S. Adams, 40...................    1997     Since 1997, Senior Vice President, Chief Accounting
                                                  Officer and Treasurer of Conseco; from 1989 to
                                                  present, Senior Vice President and Treasurer of
                                                  various Conseco subsidiaries.
Edward M. Berube, 52.................    1999     Since 1999, Senior Vice President and
                                                  President-Insurance Group of Conseco; from 1997 to
                                                  1999, President and Chief Operating Officer of
                                                  American Life Insurance Company; from 1992 to 1997,
                                                  President of CIGNA Financial Advisors and Life
                                                  Brokerage.
Maxwell E. Bublitz, 44...............    1998     Since 1998, Senior Vice President, Investments of
                                                  Conseco; from 1994 to present, President and Chief
                                                  Executive Officer of Conseco Capital Management, Inc.,
                                                  a subsidiary of Conseco.
Bruce A. Crittenden, 48..............    1999     Since 1999, Senior Vice President and
                                                  President-Finance Group of Conseco; from 1996 to
                                                  present, Executive Vice President, from 1997 to
                                                  present, President, Retail/Mortgage Services and Home
                                                  Improvement Divisions, from 1995 to 1996, Senior Vice
                                                  President of Conseco Finance Corp., a subsidiary of
                                                  Conseco; from 1972 to 1995, various officer positions
                                                  with Household International, Inc., including Managing
                                                  Director of Household Finance Corporation (1993-
                                                  1995), Senior Vice President (1991-1993) and Chief
                                                  Operating Officer of Household Retail Services, Inc.
                                                  (1988-1991).

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

                                                                 MARKET PRICE
                                                              ------------------           DIVIDEND
PERIOD                                                        HIGH           LOW             PAID
------                                                        ----           ---           --------
1998:
  First Quarter.............................................  $57 7/8        $38 1/2        $.1250
  Second Quarter............................................   58 1/8         43 3/8         .1250
  Third Quarter.............................................   51 3/4         26 5/8         .1250
  Fourth Quarter............................................   38 1/4         22             .1400
1999:
  First Quarter.............................................  $37 13/16      $26 13/16      $.1400
  Second Quarter............................................   35 5/16        28             .1400
  Third Quarter.............................................   31 15/16       19             .1400
  Fourth Quarter............................................   24 3/4         16 9/16        .1500

     As of March 10, 2000, there were approximately 140,000 holders of the outstanding shares of common stock, including individual participants in securities position listings.

DIVIDENDS

     Cash dividends are paid quarterly at an amount determined by our Board of Directors. As part of our plans to strengthen our capital structure, Conseco reduced the cash dividend on its common stock to a quarterly rate of 5 cents per share, beginning with the dividend paid in April of 2000.

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

     Our ability to pay dividends depends primarily on the receipt of cash dividends and other cash payments from our finance and life insurance company subsidiaries. Our life insurance companies are organized under state laws and subject to regulation by state insurance departments. These laws and regulations limit the ability of insurance subsidiaries to make cash dividends, loans or advances to a holding company such as Conseco. However, these laws generally permit the payment out of the subsidiary's earned surplus, without prior approval, of annual dividends which in the aggregate do not exceed the greater of (or in a few states, the lesser of): (i) the subsidiary's prior year net gain from operations; or (ii) 10 percent of surplus attributable to policyholders at the prior year-end, both computed on the statutory basis of accounting prescribed for insurance companies. On March 31, 2000, we announced that we plan to explore the sale of our finance subsidiary. Cash receipts available to pay dividends will change if the planned sale is completed. See "Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations -- Liquidity of Conseco (parent company)."

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA (A).

                                                                      YEARS ENDED DECEMBER 31,
                                                    -------------------------------------------------------------
                                                      1999         1998         1997         1996         1995
                                                      ----         ----         ----         ----         ----
                                                            (AMOUNTS IN MILLIONS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA
Insurance policy income.........................    $ 4,040.5    $ 3,948.8    $ 3,410.8    $ 1,654.2    $ 1,465.0
Gain on sale of finance receivables(b)..........        550.6        745.0        779.0        400.6        443.3
Net investment income...........................      3,411.4      2,506.5      2,171.5      1,505.3      1,318.6
Net investment gains (losses) from the sale of
  investments...................................       (156.2)       208.2        266.5         60.8        204.1
Total revenues..................................      8,335.7      7,760.2      6,872.2      3,789.8      3,561.2
Interest expense:
  Corporate.....................................        169.6        165.4        109.4        108.1        119.4
  Finance and investment borrowings.............        392.1        275.1        202.9         92.1         79.5
Total benefits and expenses.....................      7,184.8      6,714.5      5,386.5      2,974.0      2,738.5
Income before income taxes, minority interest
  and extraordinary charge......................      1,150.9      1,045.7      1,485.7        815.8        822.7
Extraordinary charge on extinguishment of debt,
  net of tax....................................           --         42.6          6.9         26.5          2.1
Net income(c)...................................        595.0        467.1        866.4        452.2        470.9
Preferred stock dividends.......................          1.5          7.8         21.9         27.4         18.4
Net income applicable to common stock...........        593.5        459.3        844.5        424.8        452.5
PER SHARE DATA(D)
Net income, basic...............................    $    1.83    $    1.47    $    2.72    $    1.85    $    2.19
Net income, diluted(c)..........................         1.79         1.40         2.52         1.69         2.03
Dividends declared per common share.............         .580         .530         .313         .083         .046
Book value per common share outstanding.........        15.50        16.37        16.45        13.47         8.52
Shares outstanding at year-end..................        327.7        315.8        310.0        293.4        205.2
Weighted average shares outstanding for diluted
  earnings......................................        332.9        332.7        338.7        267.7        232.3
BALANCE SHEET DATA -- PERIOD END
Total assets....................................    $52,185.9    $43,599.9    $40,679.8    $28,724.0    $19,517.7
Notes payable and commercial paper:
  Corporate.....................................      2,481.8      2,932.2      2,354.9      1,094.9      1,456.1
  Finance.......................................      4,682.5      2,389.3      1,863.0        762.5        383.6
  Related to securitized finance receivables
    structured as collateralized borrowings.....      4,641.8           --           --           --           --
Total liabilities...............................     43.990.6     36,229.4     34,082.0     23,810.2     17,082.7
Minority interests in consolidated subsidiaries:
  Company-obligated mandatorily redeemable
    preferred securities of subsidiary trusts...      2,639.1      2,096.9      1,383.9        600.0           --
  Other equity interests in subsidiaries........           --           --           --         97.0        403.3
Shareholders' equity............................      5,556.2      5,273.6      5,213.9      4,216.8      2,031.7
OTHER FINANCIAL DATA(D)(E)
Premium and asset accumulation product
  collections(f)................................    $ 6,986.0    $ 6,051.3    $ 5,075.6    $ 3,280.2    $ 3,106.5
Operating earnings(g)...........................      1,068.0      1,046.3        991.8        467.5        381.8
Managed finance receivables.....................     45,791.4     37,199.8     27,957.1     20,072.7     13,887.6
Total managed assets (at fair value)(h).........     98,561.8     87,247.4     70,259.8     59,084.8     42,711.4
Shareholders' equity, excluding accumulated
  other comprehensive income (loss).............      6,327.8      5,302.0      5,013.3      4,180.2      1,919.0
Book value per common share outstanding,
  excluding accumulated other comprehensive
  income (loss).................................        17.85        16.46        15.80        13.34         7.97
Delinquencies greater than 60 days as a
  percentage of managed finance receivables.....         1.42%        1.19%        1.08%        1.08%         .93%
Net credit losses as a percentage of average
  managed finance receivables...................         1.31%        1.03%        1.05%         .74%         .56%

-------------------------
(a) Comparison of selected supplemental consolidated financial data in the table above is significantly affected by the following business combinations accounted for as purchases: Washington National Corporation (effective December 1, 1997); Colonial Penn Life Insurance Company and Providential Life Insurance Company (September 30, 1997); Pioneer Financial Services, Inc. (April 1, 1997); Capitol

American Financial Corporation (January 1, 1997); Transport Holdings Inc. (December 31, 1996); American Travellers Corporation (December 31, 1996); FINOVA Acquisition I, Inc. (December 1, 1996); and Life Partners Group, Inc. (July 1,
     1996). All financial data have been restated to give retroactive effect to the merger with Conseco Finance accounted for as a pooling of interests.

(b) On September 8, 1999, we announced that we would no longer structure the securitizations of the loans we originate in a manner that results in gain-on-sale revenues. For more information on this change, see "Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations -- Finance Segment -- General."

(c) Net income of $595.0 million for the year ended December 31, 1999, or $1.79 per diluted share, included an impairment charge of $349.2 million (net of taxes), or $1.05 per share, to write down the carrying value of Conseco Finance's interest-only securities and servicing rights. Net income of $467.1 million for the year ended December 31, 1998, or $1.40 per diluted share, included merger-related and impairment charges totaling $503.8 million (net of income taxes), or $1.52 per share. Such amounts were comprised of (i) $148.0 million of merger-related costs; (ii) $549.4 million to write down the carrying value of Conseco Finance's interest-only securities and servicing rights; and (iii) income taxes of $193.6 million.

(d) All share and per-share amounts have been restated to reflect the two-for-one stock splits paid on February 11, 1997 and April 1, 1996.

(e) Amounts under this heading are included to assist the reader in analyzing the Company's financial position and results of operations. Such amounts are not intended to, and do not, represent insurance policy income, net income, shareholders' equity or book value per share prepared in accordance with generally accepted accounting principles ("GAAP").

(f) Includes premiums received from universal life products and products without mortality or morbidity risk. Such premiums are not reported as revenues under GAAP and were $3,023.3 million in 1999; $2,585.7 million in 1998; $2,099.4 million in 1997; $1,881.3 million in 1996; and $1,757.5 million in
    1995. Also includes deposits in mutual funds totaling $479.3 million in 1999; $87.1 million in 1998; and $19.9 million in 1997.

(g) Represents income before extraordinary charge and net investment gains (losses) of our insurance segment (less that portion of amortization of cost of policies purchased and cost of policies produced and income taxes relating to such gains (losses)). In 1995, operating earnings also excluded income of $87.1 million (net of income taxes) primarily arising from the release of deferred income taxes previously accrued on income related to two affiliates (such deferred tax was no longer required when Conseco reached 80 percent ownership of these companies) and the sale of Conseco's investment in Eagle Credit (a finance subsidiary of Harley Davidson). In 1996, operating earnings also excluded income of $17.4 million (net of income taxes) primarily arising from the sale of Conseco's investment in Noble Broadcast Group, Inc. Operating earnings in 1997 also excluded: (i) an impairment loss in the finance segment of $117.8 million (net of income taxes); (ii) a charge of $40.5 million (net of income taxes) related to premium deficiencies on our Medicare supplement business in the State of Massachusetts; and (iii) a charge of $4.3 million (net of income taxes) related to the death of an executive officer. Operating earnings in 1998 exclude the merger-related and impairment charges of $503.8 million (net of income taxes) described in note (c) above. Operating earnings in 1999 exclude: (i) the impairment charge of $349.2 million (net of income taxes) described in note (c) above; and (ii) the provision for losses on loan guarantees of $11.9 million (net of taxes).

(h) Represents: (i) our assets excluding finance receivables, interest-only securities and servicing assets, of $41.4 billion, $38.9 billion, $37.2 billion, $26.4 billion and $17.9 billion at December 31, 1999, 1998, 1997, 1996 and 1995, respectively; (ii) the total fixed and revolving credit receivables that Conseco Finance manages, including receivables on its balance sheet and receivables applicable to the holders of asset-backed securities sold by Conseco Finance of $45.8 billion, $37.2 billion, $28.0 billion, $20.1 billion and $13.9 billion at December 31, 1999, 1998, 1997, 1996 and 1995, respectively; and (iii) the total market value of the investment portfolios managed by CCM, excluding assets of Conseco's subsidiaries, of $11.4 billion, $11.2 billion, $5.1 billion, $12.6 billion and $10.9 billion at December 31, 1999, 1998, 1997, 1996 and 1995, respectively.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     In this section, we review the consolidated financial condition of Conseco at December 31, 1999 and 1998, the consolidated results of operations for the three years ended December 31, 1999, and where appropriate, factors that may affect future financial performance. We have prepared all financial information to give retroactive effect to the merger with Conseco Finance (the "Conseco Finance Merger") accounted for as a pooling of interests. Please read this discussion in conjunction with the accompanying consolidated financial statements, notes and selected consolidated financial data.

     On March 31, 2000, we announced that we plan to explore the sale of Conseco Finance and are hiring Lehman Brothers Inc. to assist in the planned sale. If the planned sale is completed, the Company will no longer have finance operations.

     All statements, trend analyses and other information contained in this report and elsewhere (such as in filings by Conseco with the Securities and Exchange Commission, press releases, presentations by Conseco or its management or oral statements) relative to markets for Conseco's products and trends in Conseco's operations or financial results, as well as other statements including words such as "anticipate," "believe," "plan," "estimate," "expect," "intend," "should," "could," "goal," "target," "on track," "comfortable with," and other similar expressions, constitute forward-looking statements under the Private Securities Litigation Reform Act of 1995. These forward-looking statements are subject to known and unknown risks, uncertainties and other factors which may cause actual results to be materially different from those contemplated by the forward-looking statements. Such factors include, among other things: (i) general economic conditions and other factors, including prevailing interest rate levels, stock and credit market performance and health care inflation, which may affect (among other things) Conseco's ability to sell its products, its ability to make loans and access capital resources and the costs associated therewith, the market value of Conseco's investments, the lapse rate and profitability of policies, and the level of defaults and prepayments of loans made by Conseco; (ii) Conseco's ability to achieve anticipated synergies and levels of operational efficiencies; (iii) customer response to new products, distribution channels and marketing initiatives; (iv) mortality, morbidity, usage of health care services and other factors which may affect the profitability of Conseco's insurance products; (v) performance of our investments; (vi) changes in the Federal income tax laws and regulations which may affect the relative tax advantages of some of Conseco's products; (vii) increasing competition in the sale of insurance and annuities and in the finance business; (viii) regulatory changes or actions, including those relating to regulation of financial services affecting (among other things) bank sales and underwriting of insurance products, regulation of the sale, underwriting and pricing of products, and health care regulation affecting health insurance products; (ix) the outcome of the contemplated sale process relating to Conseco Finance Corp.; and (x) the risk factors or uncertainties listed from time to time in Conseco's filings with the Securities and Exchange Commission.

     CONSOLIDATED RESULTS AND ANALYSIS

     Net income of $595.0 million in 1999, or $1.79 per diluted share, included:
(i) the impairment charge (net of taxes) of $349.2 million, or $1.05 per share, to reduce the value of interest-only securities and servicing rights; and (ii) net investment losses (net of related costs, amortization and taxes) of $111.9 million, or 34 cents per share.

     Net income of $467.1 million in 1998, or $1.40 per diluted share, included:
(i) net investment losses (net of related costs, amortization and taxes) of $32.8 million, or 10 cents per share; (ii) an extraordinary charge (net of taxes) of $42.6 million, or 13 cents per share, related to early retirement of debt; (iii) the impairment charge (net of taxes) of $355.8 million, or $1.08 per share, to reduce the value of interest-only securities and servicing rights; and
(iv) a merger-related charge (net of taxes) of $148.0 million, or $.44 per share, related primarily to costs incurred in conjunction with the Conseco Finance Merger.

     Net income of $866.4 million in 1997, or $2.52 per diluted share, included:
(i) net investment gains (net of related costs, amortization and taxes) of $44.1 million, or 13 cents per share; (ii) an extraordinary charge of $6.9 million, or 2 cents per share, related to early retirement of debt; (iii) a charge of 4 cents per share related to the induced conversion of preferred stock (treated as a preferred stock dividend); (iv) an impairment loss totaling $117.8 million or 35 cents per share; (v) charges of $40.5 million, or 12 cents per share, related to premium deficiencies on our Medicare supplement business in the state of Massachusetts; and (vi) charges of $4.3 million, or 1 cent per share, related to the death of an executive officer. The impairment loss represents a charge to reduce the value of interest-only securities and servicing rights generally due to adverse prepayments.

     Total revenues included net investment losses of $156.2 million in 1999, and net investment gains of $208.2 million and $266.5 million in 1998 and 1997, respectively. Excluding net investment gains (losses), total revenues were $8.5 billion in 1999, up 12 percent over 1998. Total revenues, excluding net investment gains, were up 14 percent in 1998 over 1997. Increases in total revenues in all three years reflect the impact and timing of acquisitions, as well as growth in both segments.

     We evaluate performance and base management's incentives on operating earnings which is defined as income before extraordinary charge, net investment gains (losses) of our life insurance and corporate segments (less that portion of amortization of cost of policies purchased and cost of policies produced and income taxes relating to such gains (losses)), and unusual or infrequent items (net of income taxes). Operating earnings are determined by adjusting GAAP net income for the above mentioned items. While these items may be significant components in understanding and assessing our consolidated financial performance, we believe that the presentation of operating earnings enhances the understanding of our results of operations by highlighting net income attributable to the normal, recurring operations of the business and by excluding events that materially distort trends in net income. However, operating earnings are not a substitute for net income determined in accordance with GAAP.

     RESULTS OF OPERATIONS BY SEGMENT FOR THE THREE YEARS ENDED DECEMBER 31,
1999:

     The following tables and narratives summarize our operating results by business segment.

                                                                 1999       1998       1997
                                                               --------   --------   --------
                                                                   (DOLLARS IN MILLIONS)
Operating earnings:
  Operating income of segments before income taxes and
     minority interest:
       Insurance and fee-based operations (see page 26).....   $1,513.6   $1,367.8   $1,116.3
       Finance operations (see page 30).....................      588.3      584.0      672.6
       Corporate interest and other expenses (see page
          35)...............................................     (205.7)    (180.4)    (126.8)
                                                               --------   --------   --------
          Operating income before income taxes and minority
            interest........................................    1,896.2    1,771.4    1,662.1
  Income tax related to operating income....................      695.4      634.7      618.0
                                                               --------   --------   --------
          Operating income before minority interest.........    1,200.8    1,136.7    1,044.1
  Minority interest in consolidated subsidiaries............      132.8       90.4       52.3
                                                               --------   --------   --------
          Operating earnings................................    1,068.0    1,046.3      991.8
Nonoperating items:
  Net investment gains (losses), net of tax and other
     items..................................................     (111.9)     (32.8)      44.1
  Impairment charge, net of tax.............................     (349.2)    (355.8)    (117.8)
  Provision for loss........................................      (11.9)        --         --
  Merger-related charge, net of tax.........................         --     (148.0)        --
  Charge related to premium deficiencies on Medicare
     supplement business in the State of Massachusetts......         --         --      (40.5)
  Charge related to the death of an executive officer.......         --         --       (4.3)
                                                               --------   --------   --------
          Income before extraordinary charge................      595.0      509.7      873.3
Extraordinary charge, net of tax............................         --       42.6        6.9
                                                               --------   --------   --------
          Net income........................................   $  595.0   $  467.1   $  866.4
                                                               ========   ========   ========

     INSURANCE AND FEE-BASED OPERATIONS:

                                                            1999         1998         1997
                                                         ----------   ----------   ----------
                                                                (DOLLARS IN MILLIONS)
Premiums and asset accumulation product collections:
  Annuities...........................................   $  2,473.7   $  1,999.1   $  1,689.7
  Supplemental health.................................      2,206.6      2,158.1      1,912.8
  Life................................................        970.7        928.8        709.2
  Individual and group major medical..................        855.7        878.2        744.0
  Mutual funds........................................        479.3         87.1         19.9
                                                         ----------   ----------   ----------
          Total premiums and asset accumulation
            product collections.......................   $  6,986.0   $  6,051.3   $  5,075.6
                                                         ==========   ==========   ==========
Average liabilities for insurance and asset
  accumulation products:
  Annuities:
     Mortality based..................................   $    600.3   $    689.5   $    617.4
     Equity-linked....................................      1,710.1        902.5        254.0
     Deposit based....................................     10,864.7     11,649.6     11,336.4
  Separate accounts and investment trust
     liabilities......................................      1,717.4        913.7        461.1
  Health..............................................      4,761.2      4,452.0      3,626.5
  Life:
     Interest sensitive...............................      4,121.6      4,131.4      3,256.2
     Non-interest sensitive...........................      2,799.9      2,762.9      2,284.7
                                                         ----------   ----------   ----------
          Total average liabilities for insurance and
            asset accumulation products, net of
            reinsurance ceded.........................   $ 26,575.2   $ 25,501.6   $ 21,836.3
                                                         ==========   ==========   ==========
Revenues:
  Insurance policy income.............................   $  4,040.5   $  3,948.8   $  3,410.8
  Net investment income:
     General account invested assets..................      2,012.6      1,972.1      1,729.4
     Venture capital investments......................        368.2          6.9           .8
     Equity-indexed products based on S&P 500 Index...        142.3        103.9         39.4
     Amortization of cost of S&P 500 Call Options.....        (96.3)       (52.0)       (14.6)
     Separate account assets..........................        172.7         51.0         70.3
  Fee revenue and other income........................        117.9         91.3         65.8
                                                         ----------   ----------   ----------
          Total revenues(a)...........................      6,757.9      6,122.0      5,301.9
                                                         ----------   ----------   ----------
Expenses:
  Insurance policy benefits...........................      2,835.4      2,704.8      2,368.3
  Amounts added to policyholder account balances:
     Annuity products other than those listed below...        666.5        728.6        697.1
     Equity-indexed products based on S&P 500 Index...        141.3         96.1         39.3
     Separate account liabilities.....................        172.7         51.0         70.3
  Amortization related to operations..................        733.1        493.6        408.8
  Interest expense on investment borrowings...........         57.9         65.3         42.0
  Other operating costs and expenses..................        637.4        614.8        559.8
                                                         ----------   ----------   ----------
          Total benefits and expenses (a).............      5,244.3      4,754.2      4,185.6
                                                         ----------   ----------   ----------
          Operating income before income taxes,
            minority interest and extraordinary
            charge....................................      1,513.6      1,367.8      1,116.3
Net investment gains (losses), including related costs
  and amortization....................................       (172.1)       (28.3)        85.3
Charge related to premium deficiencies on Medicare
  supplement business in the State of Massachusetts...           --           --        (62.4)
                                                         ----------   ----------   ----------
          Income before income taxes, minority
            interest and extraordinary charge.........   $  1,341.5   $  1,339.5   $  1,139.2
                                                         ==========   ==========   ==========

                                         (continued)

                                                            1999         1998         1997
                                                         ----------   ----------   ----------
                                                                (DOLLARS IN MILLIONS)
                               (continued from previous page)
Ratios:
  Investment income, net of interest credited on
    annuities and universal life products and interest
    expense on investment borrowings, as a percentage
    of average liabilities for insurance and asset
    accumulation products excluding liabilities
    related to separate accounts and investment trust
    and reinsurance ceded.............................         6.04%        4.45%        4.35%
  Operating costs and expenses (excluding amortization
    of cost of policies produced and cost of policies
    purchased) as a percentage of average liabilities
    for insurance and asset accumulation products.....         2.80%        2.83%        2.95%
Health loss ratios:
  All health lines:
    Insurance policy benefits.........................   $  2,161.9   $  2,020.5   $  1,837.5
    Loss ratio........................................        70.62%       67.04%       68.29%
  Medicare supplement:
    Insurance policy benefits.........................   $    638.1   $    604.2   $    544.5
    Loss ratio........................................        68.95%       68.30%       69.13%
  Long-term care:
    Insurance policy benefits.........................   $    545.0   $    477.1   $    433.4
    Loss ratio........................................        71.98%       66.88%       63.56%
  Specified disease:
    Insurance policy benefits.........................   $    232.9   $    212.7   $    239.6
    Loss ratio........................................        62.03%       55.57%       61.64%
  Major medical:
    Insurance policy benefits.........................   $    659.4   $    633.1   $    579.6
    Loss ratio........................................        77.22%       72.52%       77.99%
  Other:
    Insurance policy benefits.........................   $     86.5   $     93.4   $     40.4
    Loss ratio........................................        65.58%       68.78%       60.11%

-------------------------

(a) Revenues exclude net investment gains (losses); benefits and expenses exclude amortization related to realized gains.

     General: Conseco's life insurance subsidiaries develop, market and administer annuity, supplemental health, individual life insurance, individual and group major medical and other insurance products. We distribute these products through a career agency force, professional independent producers and direct response marketing. The segment's 1998 results were affected by several recent acquisitions, including: Pioneer Financial Services, Inc. (acquired April 1, 1997); Colonial Penn Life Insurance Company and Providential Life Insurance Company (September 30, 1997); and Washington National Corporation (December 1,
1997). This segment also includes our venture capital investment activities.

     Premiums and asset accumulation product collections in 1999 were $7.0 billion, up 15 percent over 1998. Premiums and deposits collected in 1998 were $6.1 billion, up 19 percent over 1997. These increases were primarily due to increased production and premium rate increases in 1999 and due to the recent acquisitions and premium rate increases in 1998.

     See "Premium and Asset Accumulation Product Collections" for further analysis.

     Average insurance liabilities for insurance and asset accumulation products, net of reinsurance receivables, were $26.6 billion in 1999, up 4.2 percent over 1998, and $25.5 billion in 1998, up 17 percent over 1997.

     Insurance policy income is comprised of: (i) premiums earned on policies which provide mortality or morbidity coverage; and (ii) fees and other charges made against other policies. See "Premium and Asset Accumulation Product Collections" for further analysis.

     Net investment income on general account invested assets (which excludes income on separate account assets related to variable annuities; the income, cost and change in the fair value of S&P 500 Call Options related to equity-indexed products; and the income related to venture capital investments) increased by 2.1 percent, to $2,012.6 million, in 1999, and by 14 percent, to $1,972.1 million, in 1998. The average balance of general account invested assets increased by 2.2 percent in 1999 to $26.2 billion and by 17 percent in 1998 to $25.7 billion. The increase in invested assets in 1998 was primarily due to the recent acquisitions. The yield on these assets was 7.7 percent in both 1999 and 1998 and 7.9 percent in 1997. The 1998 decrease reflects general decreases in investment interest rates during the period.

     Venture capital investment income includes the income earned on the investments made by our venture capital subsidiary. This income will fluctuate from period-to-period based on changes in estimated market values of our venture capital investments. When these investments are publicly traded, fair value is generally based upon market prices. When liquidity is limited because of thinly traded securities, limited partnership structures, large block holdings, restricted shares or other special circumstances, we adjust quoted market prices to determine an estimate of the attainable fair values. During 1999, we invested $53.2 million in a company in the wireless communication business. The market values of many companies in this sector increased significantly in 1999. In the fourth quarter of 1999, our investee sold shares of common stock to the public in an initial public offering. As a result, an ascertainable market value was established for our investment, which we adjusted to recognize liquidity restrictions. In 1999, we recognized venture capital income of $354.8 million related to this investment.

     Net investment income related to equity-indexed products based on the S&P 500 Index is substantially offset by a corresponding charge to amounts added to policyholder account balances for equity-indexed products. Such income and related charge fluctuated based on the policyholder account balances subject to this provision and the performance of the S&P 500 Index to which the returns on such products are linked. During 1999, we recorded income from the S&P 500 Options of $142.3 million and added amounts to policyholders' account balances of the equity-indexed products of $141.3 million.

     Amortization of cost of S&P 500 Call Options represents the premiums paid to purchase S&P 500 Call Options related to our equity-linked products. We amortize these amounts over the terms of the options. Such amortization has increased because of the increase in our equity-linked product business, changes in the participation rate of such business in the S&P 500 Index, and the cost of the options. Our equity-indexed products are designed in an effort to have the investment income spread earned on the related insurance liabilities are adequate to cover the cost of the S&P 500 Call Options and other costs related to these policies.

     Net investment income from separate account assets is offset by a corresponding charge to amounts added to policyholder account balances for variable annuity products. Such income and related charge fluctuated in relationship to total separate account assets and the return earned on such assets.

     Fee revenue and other income includes: (i) revenues we receive for managing investments for other companies; and (ii) fees received for marketing insurance products of other companies. This amount has increased over the last three years as a result of growth in both of these businesses.

     Insurance policy benefits increased in 1999 as a result of the factors summarized in the explanations for loss ratio fluctuations related to specific products which follows. In 1998, such benefits increased primarily as a result of an increase in the amount of business in force.

     The loss ratios for Medicare supplement products have been relatively stable and within our expectations for the last three years. Governmental regulations generally require us to attain and maintain a loss ratio, after three years, of not less than 65 percent.

     The loss ratios for long-term care products increased in 1999, reflecting unfavorable claims experience, partially offset by the effects of the asset accumulation phase of these products. The net cash flows from our long-term care products generally result in the accumulation of amounts in the early policy years of a policy (accounted for as reserve increases) which will be paid out as benefits in later policy years (accounted for as reserve decreases). Accordingly, during the asset accumulation phase of these policies, the loss ratio will increase, but the increase in the change in reserve will be partially offset by investment income earned on the assets which have accumulated. The increase in the loss ratio in 1998 also reflects the different characteristics of long-term care policies sold by companies acquired in 1997. In order to improve the profitability of the long-term care product line, we are currently selling products which are expected to be more profitable and we have continued to apply for appropriate rate increases on older blocks of business.

     The 1999 loss ratio for specified-disease products was within our expectations. The 1998 ratio benefited from favorable claim developments which were not expected to continue.

     The 1999 loss ratio for major medical policies reflects unfavorable claims experience. During the fourth quarter of 1999, reported claims increased. We believe other companies in these lines experienced similar unfavorable trends. The 1998 loss ratio for major medical products reflects premium rate increases and favorable claim developments. We have been focusing on the individual major medical product lines for the past year while decreasing our group blocks of business. Since individual products have better profitability than group products, this mix change should support our efforts to improve profitability. In addition, we are also raising rates on certain products and exiting certain product lines and states.

     The loss ratios on our other products will fluctuate more than other lines due to the smaller size of these blocks of business. Such ratios have generally been within our expectations.

     Amounts added to policyholder account balances for annuity products decreased by 8.5 percent, to $666.5 million, in 1999, and increased by 4.5 percent, to $728.6 million, in 1998. The decrease in 1999 was primarily due to a smaller block of this type of annuity business in force, on the average, compared to 1998, while the increase in 1998 was primarily due to a larger block of business in force compared to 1997. The weighted average crediting rates for these annuity liabilities was 4.5 percent, 4.6 percent and 4.8 percent during 1999, 1998 and 1997, respectively.

     Amounts added to equity indexed products and separate account liabilities correspond to the related investment income accounts described above.

     Amortization related to operations includes amortization of: (i) the cost of policies produced; (ii) the cost of policies purchased; and (iii) goodwill. We are required to amortize the cost of policies purchased and produced in relationship to the profits earned on universal life, annuity and investment products. The venture capital income recognized in 1999 resulted from investments backing these products. Accordingly, additional amortization expense was recognized because of the income recognized. Balances subject to amortization increased as a result of recent acquisitions and new policies sold.

     Interest expense on investment borrowings decreased along with our investment borrowing activities. Average investment borrowings were $1,081.1 million during 1999, compared to $1,092.4 million during 1998. The weighted average interest rate on such borrowings was 5.4 percent and 6.0 percent during 1999 and 1998, respectively.

     Other operating costs and expenses increased in 1999 primarily as a result of our increased business and marketing initiatives. Such expenses increased in 1998 primarily because of recent acquisitions.

     Net investment gains (losses), net of related costs and amortization fluctuate from period to period. We sell securities and realize net investment gains (losses) in an effort to maximize total return on our portfolio through active investment management. Such securities are sold in response to changes in the investment environment which created opportunities to enhance the total return of the investment portfolio without adversely affecting the quality of the portfolio or the matching of expected maturities of assets and liabilities. Selling securities at a gain, especially when those gains result from reductions in general levels of interest rates, and reinvesting the proceeds at lower yields may, absent other management action, tend to decrease future investment yields. We believe, however, that the following factors mitigate the adverse effect of such lower yields on future net income: (i) we recognize additional amortization of cost of policies purchased and cost of policies produced in order to reflect reduced future yields (thereby reducing such amortization in future periods); (ii) we can reduce interest rates credited to some products, thereby diminishing the effect of the yield decrease on the investment spread; and (iii) the investment portfolio grows as a result of reinvesting the investment gains. As a result of the sales of fixed maturity investments and realizing gains, our amortization of the cost of policies purchased and the cost of policies produced increased by $15.9 million, $236.5 million and $181.2 million in 1999, 1998 and 1997, respectively. Net realized gains (losses) also include losses related to credit losses and other investment impairments. These losses do not affect the amount of additional amortization we recognize.

     FINANCE OPERATIONS:

                                                                1999        1998        1997
                                                              ---------   ---------   ---------
                                                                    (DOLLARS IN MILLIONS)
Loan originations:
  Manufactured housing.....................................   $ 6,607.3   $ 6,077.5   $ 5,479.3
  Mortgage services........................................     6,745.8     5,215.8     3,476.3
  Consumer/credit card.....................................     3,241.3     2,727.9     1,511.0
  Commercial...............................................     8,514.6     7,400.8     5,181.2
                                                              ---------   ---------   ---------
          Total............................................   $25,109.0   $21,422.0   $15,647.8
                                                              =========   =========   =========
Securitizations of receivables recorded as sales:
  Manufactured housing.....................................   $ 5,598.2   $ 5,556.4   $ 5,369.8
  Home equity/home improvement.............................     3,748.4     5,038.5     3,031.5
  Consumer/equipment.......................................       600.0     2,022.4     1,615.5
  Leases...................................................          --       379.9       508.0
  Commercial and retail revolving credit...................       117.7       741.0       224.4
  Retained bonds...........................................      (405.2)     (364.6)         --
                                                              ---------   ---------   ---------
          Total............................................   $ 9,659.1   $13,373.6   $10,749.2
                                                              =========   =========   =========
Managed receivables (average):
  Manufactured housing.....................................   $22,899.2   $19,478.2   $16,279.3
  Mortgage services........................................    10,237.5     6,425.3     3,444.3
  Consumer/credit card.....................................     3,324.1     2,388.6     1,368.9
  Commercial...............................................     5,303.0     4,082.2     2,642.1
                                                              ---------   ---------   ---------
          Total............................................   $41,763.8   $32,374.3   $23,734.6
                                                              =========   =========   =========

                                                                1999        1998        1997
                                                              ---------   ---------   ---------
                                                                    (DOLLARS IN MILLIONS)
Revenues:
  Net investment income:
     Finance receivables and other.........................   $   647.1   $   295.5   $   220.4
     Interest-only securities..............................       185.1       132.9       125.8
  Gain on sale of finance receivables......................       550.6       745.0       779.0
  Fee revenue and other income.............................       372.7       260.4       178.6
                                                              ---------   ---------   ---------
          Total revenues...................................     1,755.5     1,433.8     1,303.8
                                                              ---------   ---------   ---------
Expenses:
  Provision for losses.....................................       128.7        44.2        25.8
  Finance interest expense.................................       341.3       213.7       160.9
  Other operating costs and expenses.......................       697.2       591.9       444.5
                                                              ---------   ---------   ---------
          Total expenses...................................     1,167.2       849.8       631.2
                                                              ---------   ---------   ---------
          Operating income before impairment and
            merger-related charges, income taxes and
            extraordinary charge...........................       588.3       584.0       672.6
Impairment charges.........................................       554.3       549.4       190.0
Merger-related charges.....................................          --       148.0          --
                                                              ---------   ---------   ---------
          Income (loss) before income taxes and
            extraordinary charge...........................   $    34.0   $  (113.4)  $   482.6
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

     On March 31, 2000, we announced that we plan to explore the sale of Conseco Finance. If the planned sale is completed, the Company will no longer have finance operations.

     On September 8, 1999, we announced that we would no longer structure our securitizations in a manner that results in recording a sale of the loans. Instead, new securitization transactions after that date are being structured to include provisions that entitle the Company to repurchase assets transferred to the special purpose entity when the aggregate unpaid principal balance reaches a specified level. Until these assets are repurchased, however, the assets are the property of the special purpose entity and are not available to satisfy the claims of creditors of the Company. Pursuant to Financial Accounting Standards Board Statement No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities", such securitization transactions are accounted for as secured borrowings whereby the loans and securitization debt remain on the balance sheet, rather than as sales.

     The change to the structure of our new securitizations will have no effect on the total profit we recognize over the life of each new loan, but it will change the timing of profit recognition. Under the portfolio method (the accounting method required for our securitizations which are structured as secured borrowings), we will recognize: (i) earnings over the life of new loans as interest revenues are generated; (ii) interest expense on the securities which are sold to investors in the loan securitization trusts; and (iii) provisions for losses. As a result, our reported earnings from new loans securitized in transactions accounted for under the portfolio method will be lower in the period in which the loans are securitized (compared to our historical method) and higher in later periods, as interest spread is earned on the loans.

     Loan originations in 1999 were $25.1 billion, up 17 percent over 1998. Loan originations in 1998 were $21.4 billion, up 37 percent over 1997.

     Manufactured housing loan originations increased by $529.8 million, or 9 percent, during 1999 and by $598.2 million, or 11 percent, during 1998. The increase in 1999 is primarily due to an increase in the number of contracts written. The increase in 1998 is primarily due to an increase in the average size of the contracts written.

     Mortgage services loan originations increased by $1.5 billion, or 29 percent, during 1999 and by $1.7 billion, or 50 percent, during 1998. The increase reflects growth in both home equity and home improvement business. We have continued to expand these origination networks.

     Consumer/credit card loan originations increased by $513.4 million, or 19 percent, during 1999 and by $1.2 billion, or 81 percent, during 1998. The increase is primarily the result of our successful marketing efforts, including a number of new private label credit card relationships with large retailers.

     Commercial loan originations increased by $1.1 billion, or 15 percent, during 1999 and increased by $2.2 billion, or 43 percent, during 1998. The increase primarily reflects higher production in floorplan financing.

     Securitizations of receivables recorded as sales relate to the securitizations structured prior to our September 8, 1999, announcement. The total finance receivables sold in 1999 decreased by 28 percent from 1998 reflecting the change in securitization structure described above.

     Managed receivables include finance receivables transferred to special purpose entities in securitization transactions (whether accounted for as sales or on the portfolio method) and finance receivables recorded on our balance sheet that have not been securitized. Average managed receivables increased to $41.8 billion in 1999, up 29 percent over 1998, and to $32.4 billion in 1998, up 36 percent over 1997.

     Net investment income on finance receivables and other consists of: (i) interest earned on finance receivables; and (ii) interest income on short-term and other investments. Such income increased by 119 percent, to $647.1 million, in 1999 and by 34 percent, to $295.5 million, in 1998, consistent with the increases in average on-balance sheet finance receivables. The weighted average yields earned on finance receivables and other investments were 12.2 percent,
10.8 percent and 12.5 percent during 1999, 1998 and 1997, respectively. As a result of the change in the structure of our securitizations, future interest earned on finance receivables should increase as our average on-balance sheet finance receivables increase.

     Net investment income on interest-only securities is the accretion recognized on the interest-only securities we retain after we sell finance receivables. Such income increased by 39 percent, to $185.1 million, in 1999 and by 5.6 percent, to $132.9 million, in 1998. The increase is consistent with the change in the average balance of interest-only securities and the June 30, 1998, increase in the discount rate assumption we use to value our interest-only securities. The weighted average yields earned on interest-only securities were
13.5 percent, 13.2 percent and 11.2 percent during 1999, 1998 and 1997, respectively. As a result of the change in the structure of our securitizations, we will account for future transactions as secured borrowings and we will not recognize gain-on-sale revenue or additions to interest-only securities. Accordingly, future investment income accreted on the interest-only security will decrease, as cash remittances from the prior gain-on-sale securitizations reduce the interest-only security balances. The balance of the interest-only securities was reduced further in 1999 by the portion of the impairment charge related to the interest-only security ($546.8 million) which will cause a reduction in interest income accreted to this security in future years. We regularly analyze future expected cash flows from this security to determine the appropriate interest accretion rate. If we determine that this rate should be lower, investment income accreted on the interest-only security will decrease in future periods.

     Gain on sale of finance receivables is the difference between the proceeds from the sale of receivables (net of related sale costs) and the allocated carrying amount of the receivables sold, including deferred origination fees and costs. The amount relates to the securitizations structured as sales prior to our September 8, 1999, announcement. In those securitizations, we determined such carrying amount by allocating the total carrying amount of the finance receivables between the portion we sell and the interests we retain (generally, securities classified as fixed maturities, interest-only securities and servicing rights), based on each portion's relative fair value at the time of sale. Assumptions used in calculating the estimated fair value of such retained interests are subject to volatility that could materially affect operating results. Prepayment rates may vary from expected rates as a result of competition, obligor mobility, general and regional economic conditions and changes in interest rates. In addition, actual losses incurred as a result of loan defaults may vary from projected performance.

     Our gain on sale of finance receivables decreased by 26 percent, to $550.6 million, in 1999 and decreased by 4.4 percent, to $745.0 million, in 1998. The decrease in 1999 primarily reflects our decision to no longer structure our securitizations as sales and to a lesser extent, the lower ratio of gain on sale to loans sold. Our new securitizations are being structured as secured borrowings and no gain on sale is recognized. The gain recognized for our previous securitizations fluctuated when changes occurred in: (i) the amount of loans sold; (ii) market conditions (such as the market interest rates available on securities sold in these securitizations); (iii) the amount and type of interest we retained in the receivables sold; and (iv) assumptions used to calculate the gain. The gain recognized in the first quarter of 1998 was reduced by $47 million for an interest-only security valuation adjustment. In response to higher prepayment rates and higher market yields on publicly traded securities similar to our interest-only securities, we increased the assumed prepayment and discount rates used to calculate the gain on sale of finance receivables for sales completed after June 30, 1998. During 1999, the general level of interest rates increased, causing us to incur higher interest costs on securitizations completed at that time. Accordingly, the amount of gain (before valuation adjustments) as a percentage of closed-end loans sold decreased to 5.4 percent in 1999 from 6.3 percent in 1998 and 7.4 percent in 1997.

     In recent periods, the Company has emphasized the inclusion of points and origination fees in finance receivables originated. Points and origination fees collected upon the securitization of finance receivables increased to $390.0 million (or 71 percent of the gain on sale recognized) in 1999 compared to $298.3 million (or 40 percent of the gain on sale recognized) in 1998; and $179.8 million (or 23 percent of the gain on sale recognized) in 1997.

     In recent periods, conditions in the credit markets have resulted in less-attractive pricing of certain lower-rated securities in our securitization structure. As a result, we have chosen to hold rather than sell some of the securities in the securitization trusts, particularly securities having corporate guarantee provisions. Prior to our September 8, 1999, announcement, the securities that we hold were treated as retained interests in the securitization trusts. We recognized no gain on the portion of the assets related to such securities, but we expect to recognize greater interest income, net of related interest expense, over the term we hold them. At December 31, 1999 and 1998, we held $694.3 million and $340.8 million, respectively, of such securities which are classified as actively managed fixed maturities.

     Fee revenue and other income includes servicing income, commissions earned on insurance policies written in conjunction with financing transactions, and other income from late fees. Such income increased by 43 percent, to $372.7 million, in 1999 and by 46 percent, to $260.4 million, in 1998. Our servicing portfolio (on which we earn servicing income) and our net written insurance premiums both grew along with managed receivables. As a result of the change in the structure of our future securitizations announced on September 8, 1999, we no longer record an asset for servicing rights at the time of our securitizations, nor do we record servicing fee revenue; instead, the entire amount of interest income is recorded as investment income. Accordingly, the amount of servicing income will decline in subsequent periods.

     Provision for losses related to finance operations increased by 191 percent, to $128.7 million, in 1999 and by 71 percent, to $44.2 million, in 1998. The increase is principally due to the increase of loans held on our balance sheet. Under the portfolio method (which is used for securitizations structured as secured borrowings), we recognize the credit losses on the loans on our balance sheet as the losses are incurred. For loans previously recorded as sales, the anticipated discounted credit losses are reflected through a reduction in the gain-on-sale revenue recorded at the time of securitization.

     Finance interest expense increased by 60 percent, to $341.3 million, in 1999 and by 33 percent, to $213.7 million, in 1998. Our borrowings grew in order to fund the increase in finance receivables. These increases were offset somewhat by a decrease in our average borrowing rate, which was 6.4 percent, 7.2 percent and 8.1 percent during 1999, 1998 and 1997, respectively, and a reduction in borrowings attributable to the proceeds of the $1.1 billion capital contribution from Conseco in 1998.

     Under the portfolio method, we recognize interest expense on the securities issued to investors in the securitization trusts. Since these securities typically have higher interest rates than our other debt, we expect our average borrowing rate to increase in the future.

     Other operating costs and expenses include the costs associated with servicing our managed receivables, and non-deferrable costs related to originating new loans. Such expense increased by 18 percent, to $697.2 million, in 1999 and by 33 percent, to $591.9 million, in 1998, reflecting: (i) the growth in our servicing portfolio; and (ii) the growth of our loan origination offices and infrastructure.

     Impairment charges represent reductions in the value of interest-only securities and servicing rights recognized as a loss in the statement of operations. We carry interest-only securities at estimated fair value, which is determined by discounting the projected cash flows over the expected life of the receivables sold using current prepayment, default, loss and interest rate assumptions. Estimates for prepayments, defaults and losses for manufactured housing loans are determined based on a macroeconomic model developed by the Company with the assistance of outside experts. We record any unrealized gain or loss determined to be temporary, net of tax, as a component of shareholders' equity. Declines in value are considered to be other than temporary when the present value of estimated future cash flows discounted at a risk free rate using current assumptions is less than the book value of the interest-only securities. When declines in value considered to be other than temporary occur, we reduce the amortized cost to estimated fair value and recognize a loss in the statement of operations. The assumptions used to determine new values are based on our internal evaluations and consultation with external advisors having significant experience in valuing these securities.

     During 1999 and early 2000, the Company reevaluated its interest-only securities and servicing rights, including the underlying assumptions, in light of loss experience exceeding previous expectations. The principal change in the revised assumptions resulting from this process was an increase in expected future credit losses, relating primarily to reduced assumptions as to future housing price inflation, recent loss experience and refinements to the methodology of the model. The effect of this change was offset somewhat by a revision to the estimation methodology to incorporate the value associated with the cleanup call rights held by the Company in securitizations. We recognized a $554.3 million impairment charge ($349.2 million after tax) in 1999 to reduce the book value of the interest-only securities and servicing rights.

     During the second quarter of 1998, prepayments on securitized loan contracts continued to exceed our expectations and we concluded that such prepayments were likely to continue to be higher than expected in future periods as well. As a result of these developments, we concluded that the value of the interest-only securities and servicing rights had been impaired and we determined a new value using current assumptions. In addition, during the second quarter of 1998, the market yields of publicly traded securities similar to our interest-only securities increased. The new assumptions reflect the following changes from the assumptions previously used: (i) an increase in prepayment rates; (ii) an increase in the discount rate used to determine the present value of future cash flows to 15 percent from 11.5 percent; and (iii) an increase in anticipated default rates. We recognized a $549.4 million ($355.8 million after tax) impairment charge in 1998 to reduce the carrying value of the interest-only securities and servicing rights.

     In 1997, we conducted a review of the systems, financial modeling and assumptions used in the valuation of our interest-only securities. The review was part of our ongoing process to ascertain the appropriateness of assumptions, systems and methods of modeling to determine the valuation of our interest-only securities. The nature and extent of the review procedures were influenced by our experiencing higher manufactured housing loan prepayments in 1997. We recognized a $190.0 million ($117.8 million after tax) impairment charge in 1997 to take into account the adverse prepayment experience in 1997 and our expectations of future prepayments, the effect upon the interest-only securities of partial prepayments (principal curtailments), and the impact that higher prepayments have on the weighted average rate of projected future interest due to investors.

     Merger-related charges of $148.0 million were recognized in 1998 and include: $45.0 million of transaction costs; $71.0 million of severance and other employment related costs; and $32.0 million of other costs. Transaction costs included expenses related to the Merger such as fees paid for investment bankers, attorneys, accountants and printers. Severance and other employment related costs included contractual severance and other benefits due to certain executives. Other costs included the write-off of computer equipment and related software that will no longer be used, losses for facilities to be vacated, increases to legal expense accruals, and various other costs.

     OTHER COMPONENTS OF INCOME BEFORE INCOME TAXES, MINORITY INTEREST AND EXTRAORDINARY CHARGE:

     Corporate interest and other expenses were $205.7 million in 1999, $180.4 million in 1998 and $126.8 million in 1997. Interest expense on corporate debt included in that total was $169.6 million in 1999, $165.4 million in 1998 and $109.4 million in 1997, fluctuating in relationship to the average debt outstanding and the average interest rate thereon. The average debt outstanding was $2.8 billion, $2.8 billion and $1.6 billion during 1999, 1998 and 1997, respectively. The average interest rate on such debt was 6.15 percent, 6.01 percent and 6.94 percent during 1999, 1998 and 1997, respectively.

     Provision for loss on loan guarantees represents the noncash provision we established in connection with our guarantees of bank loans to approximately 170 directors, officers and key employees and our related loans for interest. The funds from the bank loans were used by the participants to purchase approximately 19.0 million shares of Conseco common stock. In 1999 we established a provision of $18.9 million ($11.9 million after tax) in connection with these guarantees and loans.

PREMIUM AND ASSET ACCUMULATION PRODUCT COLLECTIONS

     In accordance with GAAP, insurance policy income as shown in our consolidated statement of operations consists of premiums earned for policies that have life contingencies or morbidity features. For annuity and universal life contracts without such features, premiums collected are not reported as revenues, but as deposits to insurance liabilities. We recognize revenues for these products over time in the form of investment income and surrender or other charges.

     Total premiums and accumulation product collections:

                                                                 1999        1998        1997
                                                               --------    --------    --------
                                                                    (DOLLARS IN MILLIONS)
Premiums collected by our insurance subsidiaries:
  Annuities:
     Equity-indexed (first-year)...........................    $  871.9    $  783.2    $  387.7
     Equity-indexed (renewal)..............................        39.9        15.0          --
                                                               --------    --------    --------
       Subtotal -- equity-indexed annuities................       911.8       798.2       387.7
                                                               --------    --------    --------
     Other fixed (first-year)..............................       896.4       804.3     1,023.4
     Other fixed (renewal).................................        62.1        64.0        93.4
                                                               --------    --------    --------
       Subtotal -- other fixed annuities...................       958.5       868.3     1,116.8
                                                               --------    --------    --------
     Variable (first-year).................................       519.1       267.2       127.4
     Variable (renewal)....................................        84.3        65.4        57.8
                                                               --------    --------    --------
       Subtotal -- variable annuities......................       603.4       332.6       185.2
                                                               --------    --------    --------
          Total annuities..................................     2,473.7     1,999.1     1,689.7
                                                               --------    --------    --------
  Supplemental health:
     Medicare supplement (first-year)......................       106.8       106.6       101.8
     Medicare supplement (renewal).........................       808.8       810.1       694.4
                                                               --------    --------    --------
       Subtotal -- Medicare supplement.....................       915.6       916.7       796.2
                                                               --------    --------    --------
     Long-term care (first-year)...........................       127.1       122.6       143.3
     Long-term care (renewal)..............................       666.4       605.8       520.4
                                                               --------    --------    --------
       Subtotal -- long-term care..........................       793.5       728.4       663.7
                                                               --------    --------    --------
     Specified disease (first-year)........................        39.0        41.5        44.9
     Specified disease (renewal)...........................       337.3       350.8       338.7
                                                               --------    --------    --------
       Subtotal -- specified disease.......................       376.3       392.3       383.6
                                                               --------    --------    --------
     Other health (first-year).............................        23.8        12.6        13.2
     Other health (renewal)................................        97.4       108.1        56.1
                                                               --------    --------    --------
          Total -- other health............................       121.2       120.7        69.3
                                                               --------    --------    --------
          Total supplemental health........................     2,206.6     2,158.1     1,912.8
                                                               --------    --------    --------
  Life insurance:
     First-year............................................       211.5       154.0       150.0
     Renewal...............................................       759.2       774.8       559.2
                                                               --------    --------    --------
          Total life insurance.............................       970.7       928.8       709.2
                                                               --------    --------    --------
  Individual and group major medical:
     Individual (first-year)...............................        96.4        95.5        70.5
     Individual (renewal)..................................       233.3       228.3       147.2
                                                               --------    --------    --------
       Subtotal -- individual..............................       329.7       323.8       217.7
                                                               --------    --------    --------
     Group (first-year)....................................        53.0        48.0        63.6
     Group (renewal).......................................       473.0       506.4       462.7
                                                               --------    --------    --------
       Subtotal -- group...................................       526.0       554.4       526.3
                                                               --------    --------    --------
          Total major medical..............................       855.7       878.2       744.0
                                                               --------    --------    --------
Mutual funds (all first year, excludes variable
  annuities)...............................................       479.3        87.1        19.9
                                                               --------    --------    --------
  Total first-year collections.............................     3,424.3     2,522.6     2,145.7
  Total renewal collections................................     3,561.7     3,528.7     2,929.9
                                                               --------    --------    --------
          Total collections................................    $6,986.0    $6,051.3    $5,075.6
                                                               ========    ========    ========

     Annuities include equity-indexed annuities, other fixed annuities and variable annuities sold through both career agents and professional independent producers.

     We introduced our first equity-indexed annuity product in 1996. The accumulation value of these annuities is credited with interest at an annual guaranteed minimum rate of 3 percent (or, including the effect of applicable sales loads, a 1.7 percent compound average interest rate over the term of the contracts). These annuities provide for potentially higher returns based on a percentage of the change in the S&P500 Index during each year of their term. We purchase S&P500 Call Options in an effort to hedge increases to policyholder benefits resulting from increases in the S&P 500 Index. Total collected premiums for this product increased by 14 percent, to $911.8 million, in 1999 and by 106 percent, to $798.2 million, in 1998.

     Other fixed rate annuity products include single-premium deferred annuities ("SPDAs"), flexible-premium deferred annuities ("FPDAs") and single-premium immediate annuities ("SPIAs"), which are credited with a declared rate. The demand for traditional fixed-rate annuity contracts has decreased in recent years, as relatively low interest rates have made other investment products more attractive. SPDA and FPDA policies typically have an interest rate that is guaranteed for the first policy year, after which we have the discretionary ability to change the crediting rate to any rate not below a guaranteed rate. The interest rate credited on SPIAs is based on market conditions existing when a policy is issued and remains unchanged over the life of the SPIA. Annuity premiums on these products increased by 10 percent, to $958.5 million, in 1999 and decreased by 22 percent, to $868.3 million, in 1998. Fixed annuity collections in 1999 included $208.8 million of premiums on reinsurance contracts entered into during the year. We intend to seek other reinsurance opportunities in the future, although the timing of such transactions is not predictable.

     Variable annuities offer contract holders the ability to direct premiums into specific investment portfolios; rates of return are based on the performance of the portfolio. Such annuities have become increasingly popular recently as a result of the desire of investors to invest in common stocks. In 1996, we began to offer more investment options for variable annuity deposits, and we expanded our marketing efforts, resulting in increased collected premiums. Our profits on variable annuities come from the fees charged to contract holders. Variable annuity collected premiums increased by 81 percent, to $603.4 million, in 1999 and by 80 percent, to $332.6 million, in 1998.

     Supplemental health products include Medicare supplement, long-term care, specified disease and other insurance products distributed through a career agency force and professional independent producers. Our profits on supplemental health policies depend on the overall level of sales, persistency of in-force business, investment yields, claim experience and expense management.

     Collected premiums on Medicare supplement policies decreased by .1 percent, to $915.6 million, in 1999 and increased by 15 percent, to $916.7 million, in 1998. Sales of Medicare supplement policies have been affected by: (i) steps taken to improve profitability by increasing premium rates and changing our commission structure and underwriting criteria; (ii) increased competition from alternative providers, including HMOs; and (iii) reduced production in Massachusetts due to our decision to cease writing new business in that state (as announced in the third quarter of 1997).

     Premiums collected on long-term care policies increased by 8.9 percent, to $793.5 million, in 1999 and by 9.7 percent, to $728.4 million, in 1998. The increase reflects increases in premium rates as well as growth from both recently acquired and previously owned companies.

     Premiums collected on specified-disease products were $376.3 million, $392.3 million and $383.6 million in 1999, 1998 and 1997, respectively. During 1999, we curtailed sales of these products in one state due to adverse regulatory decisions, which accounts for most of the decrease.

     Other health products include: (i) various health insurance products that are not currently being actively marketed; and (ii) in 1999 and 1998, the specialty health insurance products of a recently acquired company marketed to educators. Premiums collected in 1999 were $121.2 million, up .4 percent over 1998. Premiums collected in 1998 were $120.7 million, up 74 percent over 1997. Since we no longer actively market these products, we expect collected premiums to decrease in future years. The in-force business continues to be profitable.

     Life products are sold through career agents, professional independent producers and direct response distribution channels. Life premiums collected in 1999 were $970.7 million, up 4.5 percent over 1998. Life premiums collected in 1998 were $928.8 million, up 31 percent over 1997. Collections in 1999 included $38.7 million of premiums on reinsurance contracts entered into during the year. We intend to seek other reinsurance opportunities in the future, although the timing of such transactions is not predictable. The 1998 increase reflects premiums collected by recently acquired companies.

     Individual and group major medical products include major medical health insurance products sold to individuals and groups. Group premiums decreased by
5.1 percent, to $526.0 million, in 1999 and increased by 5.3 percent, to $554.4 million, in 1998. Individual health premiums collected in 1999 were comparable to 1998 and increased in 1998 compared to 1997 as a result of our recent acquisitions. Our efforts to secure rate increases and emphasize only profitable major medical business restrict our ability to grow these premiums.

     Mutual fund sales were very strong in 1999, reflecting our expanded distribution and new marketing programs. We also believe that these sales have been positively impacted by the recent investment performance of our funds.

PRO FORMA DATA ASSUMING PORTFOLIO LENDING

     On September 8, 1999, we announced that we would no longer structure the securitization of loans we originate in a manner that results in gain-on-sale revenues. Our new securitizations are being structured as secured borrowings and are accounted for using the portfolio method.

     In this section, we present our estimate of our operating earnings (income before extraordinary charge and net investment gains (losses) (less that portion of amortization of cost of policies purchased and cost of policies produced and income taxes relating to such gains (losses))) on a portfolio basis; that is, as if we had accounted for the securitizations of our finance receivables as financing transactions, rather than as sales, throughout the Company's history. Accordingly, the pro forma data exclude gain on sale of finance receivables, servicing revenues and interest income on interest-only securities. The pro forma data do reflect, over the life of the loans, the spread between: (i) the interest earned on the loans included in the securitization pools; and (ii) the sum of the interest paid to the holders of the debt securities pursuant to the securitizations and credit losses in the portfolio. The provision for credit losses represents the amount which management believes is sufficient to maintain the allowance for credit losses at a level that adequately provides for potential losses. This section is intended to assist you in analyzing our operating results. It is not intended to, and does not, represent the results of the Company's operations prepared in accordance with GAAP.

     This presentation assumes that the Company had been a portfolio lender since its inception. Although we intend to account for all future financings that support our lending activities under the portfolio method, our actual earnings will initially be substantially lower than the pro forma earnings presented here since the portion of our managed portfolio accounted for under the portfolio method will initially be small.

                                                                   YEARS ENDED DECEMBER 31,
                                                               --------------------------------
                                                                 1999        1998        1997
                                                               --------    --------    --------
                                                                    (AMOUNTS IN MILLIONS)
PRO FORMA CONSOLIDATED STATEMENT OF OPERATIONS
Margin on interest spread products:
  Finance income...........................................    $4,497.9    $3,430.8    $2,556.3
  Investment income from insurance product investments.....     2,599.5     2,078.1     1,825.3
  Provision for credit losses..............................       602.0       380.6       281.9
  Finance and investment borrowing interest expense........     2,851.0     2,235.3     1,701.7
  Amounts added to annuity and financial product account
     balances..............................................       980.5       875.7       806.7
                                                               --------    --------    --------
          Net interest margin..............................     2,663.9     2,017.3     1,591.3
                                                               --------    --------    --------
Margin on morbidity and mortality products:
  Insurance policy income..................................     3,935.7     3,849.0     3,332.7
  Insurance policy benefits................................     2,835.4     2,704.8     2,368.3
                                                               --------    --------    --------
          Net mortality and morbidity......................     1,100.3     1,144.2       964.4
                                                               --------    --------    --------
Other revenues:
  Fee revenue and other....................................       325.3       211.6       130.7
  Policy surrender fees....................................       104.8        99.8        78.1
                                                               --------    --------    --------
          Total other revenues.............................       430.1       311.4       208.8
                                                               --------    --------    --------
Interest expense on corporate debt.........................       169.6       165.4       109.4
Amortization...............................................       733.1       496.5       408.8
Other operating costs and expenses.........................     1,295.4     1,042.2       888.3
                                                               --------    --------    --------
          Total costs and expenses.........................     2,198.1     1,704.1     1,406.5
                                                               --------    --------    --------
          Pro forma operating earnings before income taxes
            and minority interest..........................     1,996.2     1,768.8     1,358.0
Income tax expense.........................................       733.3       633.8       461.3
                                                               --------    --------    --------
          Pro forma operating earnings before minority
            interest.......................................     1,262.9     1,135.0       896.7
Minority interest..........................................       132.8        90.4        52.3
                                                               --------    --------    --------
          Pro forma operating earnings.....................    $1,130.1    $1,044.6    $  844.4
                                                               ========    ========    ========

INVESTMENTS

     Our investment strategy is to: (i) maintain a predominately investment-grade fixed income portfolio; (ii) provide adequate liquidity to meet our cash obligations to policyholders and others; and (iii) maximize current income and total investment return through active investment management. Consistent with this strategy, investments in fixed maturity securities, mortgage loans and policy loans made up 91 percent of our $26.4 billion investment portfolio at December 31, 1999. The remainder of the invested assets were interest-only securities, equity securities, venture capital investments and other invested assets.

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

     The following table summarizes investment yields earned over the past three years on the general account invested assets of our insurance subsidiaries. General account investments exclude venture capital investments, separate account assets, the value of S&P 500 call options and the investments held by our finance segment.

                                                              1999         1998         1997
                                                            ---------    ---------    ---------
                                                                   (DOLLARS IN MILLIONS)
Weighted average general account invested assets as
  defined:
  As reported...........................................    $25,440.7    $26,023.5    $22,129.6
  Excluding unrealized appreciation (depreciation)(a)...     26,249.4     25,693.1     21,984.7
Net investment income on general account invested
  assets................................................      2,012.6      1,972.1      1,729.4
Yields earned:
  As reported...........................................          7.9%         7.6%         7.8%
  Excluding unrealized appreciation (depreciation)(a)...          7.7%         7.7%         7.9%

-------------------------

(a) Excludes the effect of reporting fixed maturities at fair value as described in note 1 to the consolidated financial statements.

     Although investment income is a significant component of total revenues, the profitability of certain of our insurance products is determined primarily by the spreads between the interest rates we earn and the rates we credit or accrue to our insurance liabilities. At December 31, 1999, the average yield, computed on the cost basis of our actively managed fixed maturity portfolio, was
7.2 percent, and the average interest rate credited or accruing to our total insurance liabilities (excluding interest rate bonuses for the first policy year only and excluding the effect of credited rates attributable to variable or equity-indexed products) was 5.0 percent.

     ACTIVELY MANAGED FIXED MATURITIES

     Our actively managed fixed maturity portfolio at December 31, 1999, included primarily debt securities of the United States government, public utilities and other corporations, and mortgage-backed securities.
Mortgage-backed securities included collateralized mortgage obligations ("CMOs") and mortgage-backed pass-through securities.

     At December 31, 1999, our fixed maturity portfolio had $77.0 million of unrealized gains and $1,563.6 million of unrealized losses, for a net unrealized loss of $1,486.6 million. Estimated fair values for fixed maturity investments were determined based on: (i) estimates from nationally recognized pricing services (82 percent of the portfolio); (ii) broker-dealer market makers (2 percent of the portfolio); and (iii) internally developed methods (16 percent of the portfolio).

     At December 31, 1999, approximately 6.6 percent of our invested assets (7.9 percent of fixed maturity investments) were fixed maturities rated below-investment grade by nationally recognized statistical rating organizations (or, if not rated by such firms, with ratings below Class 2 assigned by the NAIC). We plan to maintain approximately the present level of below-investment-grade fixed maturities. These securities generally have greater risks than other corporate debt investments, including risk of loss upon default by the borrower, and are often unsecured and subordinated to other creditors. Below-investment-grade issuers usually have higher levels of indebtedness and are more sensitive to adverse economic conditions, such as recession or increasing interest rates, than are investment-grade issuers. We are aware of these risks and monitor our below-investment-grade securities closely. At December 31, 1999, our below-investment-grade fixed maturity investments had an amortized cost of $1,939.7 million and an estimated fair value of $1,763.8 million.

     We periodically evaluate the creditworthiness of each issuer whose securities we hold. We pay special attention to those securities whose market values have declined materially for reasons other than changes in interest rates or other general market conditions. We evaluate the realizable value of the investment, the specific condition of the issuer and the issuer's ability to comply with the material terms of the security. Information reviewed may include the recent operational results and financial position of the issuer, information about its industry, recent press releases and other information. Conseco employs a staff of experienced securities analysts in a variety of specialty areas. Among its other responsibilities, this staff is charged with compiling and reviewing such information. If evidence does not exist to support a realizable value equal to or greater than the carrying value of the investment, and such decline in market value is determined to be other than temporary, we reduce the carrying amount to its net realizable value, which becomes the new cost basis; we report the amount of the reduction as a realized loss. We recognize any recovery of such reductions in the cost basis of an investment only upon the sale, repayment or other disposition of the investment. In 1999, we recorded writedowns of fixed maturity investments, equity securities and other invested assets totaling $27.8 million. Our investment portfolio is subject to the risks of further declines in realizable value. However, we attempt to mitigate this risk through the diversification and active management of our portfolio.

     As of December 31, 1999, our fixed maturity investments in substantive default (i.e., in default due to nonpayment of interest or principal) had an amortized cost and carrying value of $52.2 million and $42.8 million, respectively. The Company had no fixed maturity investments in technical (but not substantive) default (i.e., in default, but not as to the payment of interest or principal). There were no other fixed maturity investments about which we had serious doubts as to the ability of the issuer to comply on a timely basis with the material terms of the instrument.

     When a security defaults, our policy is to discontinue the accrual of interest and eliminate all previous interest accruals, if we determine that such amounts will not be ultimately realized in full. Investment income forgone due to defaulted securities was not significant in any of the three years ended December 31, 1999.

     At December 31, 1999, fixed maturity investments included $7.3 billion of mortgage-backed securities (or 33 percent of all fixed maturity securities). CMOs are backed by pools of mortgages that are segregated into sections or "tranches" that provide for reprioritizing of retirement of principal. Pass-through securities receive principal and interest payments through their regular pro rata share of the payments on the underlying mortgages backing the securities. The yield characteristics of mortgage-backed securities differ from those of traditional fixed-income securities. Interest and principal payments occur more frequently, often monthly. Mortgage-backed securities are subject to risks associated with variable prepayments. Prepayment rates are influenced by a number of factors that cannot be predicted with certainty, including: the relative sensitivity of the underlying mortgages backing the assets to changes in interest rates; a variety of economic, geographic and other factors; and the repayment priority of the securities in the overall securitization structures.

     In general, prepayments on the underlying mortgage loans and the securities backed by these loans increase when prevailing interest rates decline significantly relative to the interest rates on such loans. The yields on mortgage-backed securities purchased at a discount to par will increase when the underlying mortgages prepay faster than expected. The yields on mortgage-backed securities purchased at a premium will decrease when they prepay faster than expected. When interest rates decline, the proceeds from the prepayment of mortgage-backed securities are likely to be reinvested at lower rates than we were earning on the prepaid securities. When interest rates increase, prepayments on mortgage-backed securities decrease, as fewer underlying mortgages are refinanced. When this occurs, the average maturity and duration of the mortgage-backed securities increase, which decreases the yield on mortgage-backed securities purchased at a discount, because the discount is realized as income at a slower rate, and increases the yield on those purchased at a premium as a result of a decrease in the annual amortization of the premium.

     The following table sets forth the par value, amortized cost and estimated fair value of mortgage-backed securities, summarized by interest rates on the underlying collateral at December 31, 1999:

                                                                            AMORTIZED    ESTIMATED
                                                               PAR VALUE      COST       FAIR VALUE
                                                               ---------    ---------    ----------
                                                                      (DOLLARS IN MILLIONS)
Below 7 percent............................................    $4,619.4     $4,587.6      $4,309.5
7 percent -- 8 percent.....................................     1,876.2      1,862.6       1,806.6
8 percent -- 9 percent.....................................       290.5        290.3         287.5
9 percent and above........................................       869.0        874.0         854.1
                                                               --------     --------      --------
          Total mortgage-backed securities(a)..............    $7,655.1     $7,614.5      $7,257.7
                                                               ========     ========      ========

-------------------------

(a) Includes below-investment grade mortgage-backed securities with an amortized cost and estimated fair value of $27.4 million and $26.6 million, respectively.

     The amortized cost and estimated fair value of mortgage-backed securities at December 31, 1999, summarized by type of security, were as follows:

                                                                            ESTIMATED FAIR VALUE
                                                                           ----------------------
                                                              AMORTIZED                % OF FIXED
TYPE                                                            COST        AMOUNT     MATURITIES
----                                                          ---------    --------    ----------
                                                              (DOLLARS IN MILLIONS)
Pass-throughs and sequential and targeted amortization
  classes.................................................    $4,053.9     $3,885.9        18%
Planned amortization classes and accretion-directed
  bonds...................................................     1,919.9      1,796.2         8
Commercial mortgage-backed securities.....................       767.5        724.4         3
Subordinated classes and mezzanine tranches...............       832.4        813.2         4
Other.....................................................        40.8         38.0        --
                                                              --------     --------       ---
          Total mortgage-backed securities(a).............    $7,614.5     $7,257.7        33%
                                                              ========     ========       ===

-------------------------

(a) Includes below-investment grade mortgage-backed securities with an amortized cost and estimated fair value of $27.4 million and $26.6 million, respectively.

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

     Commercial mortgage-backed securities ("CMBS") are bonds secured by commercial real estate mortgages. Commercial real estate encompasses income producing properties that are managed for economic profit. Property types include multi-family dwellings including apartments, retail centers, hotels, restaurants, hospitals, nursing homes, warehouses, and office buildings. The CMBS market currently offers high yields, strong credits and call protection compared to similar rated corporate bonds. Most CMBS have strong call protection features where borrowers are locked out from prepaying their mortgages for a stated period of time. If the borrower does prepay any or all of the loan, they will be required to pay prepayment penalties.

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

     If we decide to sell an investment held in the actively managed fixed maturity category, we either sell the security or transfer it to the trading account at its fair value and recognize the gain or loss immediately. There were no material transfers into our trading account during 1999.

     During 1999, we sold $15.8 billion of investments (primarily fixed maturities), resulting in $131.3 million of investment gains and $189.9 million of investment losses (both before related expenses, amortization and taxes). Such securities were sold in response to changes in the investment environment, which created opportunities to enhance the total return of the investment portfolio without adversely affecting the quality of the portfolio or the matching of expected maturities of assets and liabilities. As discussed in the notes to the consolidated financial statements, the realization of gains and losses affects the timing of the amortization of the cost of policies produced and the cost of policies purchased related to universal life and investment products.

     VENTURE CAPITAL INVESTMENTS

     These investments had an estimated fair value of $527.5 million at December 31, 1999, and include equity and equity-type investments made by our subsidiary which engages in venture capital investment activities. At the time we enter into these investments, we believe they have high growth or appreciation potential. We do not participate in the day-to-day management of these investees. These investments are carried at estimated fair value, with changes in fair value recognized as investment income. This income will fluctuate from period-to-period based on changes in estimated market values of our venture capital investments. The fair value of venture capital investments that are publicly traded are generally based upon market prices. When liquidity is limited because of thinly traded securities, limited partnership structures, large-block holdings, restricted shares or other special situations, we adjust quoted market prices to produce an estimate of the attainable fair values. We estimate the fair values of securities that are not publicly traded based upon transactions which directly affect the value of such securities and consideration of the investee's financial results, conditions and prospects.

     OTHER INVESTMENTS

     At December 31, 1999, we held mortgage loan investments with a carrying value of $1,274.5 million (or 4.7 percent of total invested assets) and a fair value of $1,188.0 million. Mortgage loans were substantially comprised of commercial loans. Noncurrent mortgage loans were insignificant at December 31, 1999. Realized losses on mortgage loans were not significant in any of the past three years. At December 31, 1999, we had a mortgage loan loss reserve of $3.8 million. Approximately 8 percent of the mortgage loans were on properties located in Ohio, 8 percent in New York, 7 percent in Texas, 7 percent in Florida, 7 percent in Pennsylvania and 7 percent in California. No other state accounted for more than 5 percent of the mortgage loan balance.

     At December 31, 1999, we held $51.8 million of trading securities; they are included in other invested assets. Trading securities are investments we intend to sell in the near term. We carry trading securities at estimated fair value; changes in fair value are reflected in the statement of operations.

     Other invested assets also include: (i) S&P 500 Call Options; and (ii) certain nontraditional investments, including investments in limited partnerships, mineral rights and promissory notes.

     As part of our investment strategy, we enter into reverse repurchase agreements and dollar-roll transactions to increase our return on investments and improve our liquidity. Reverse repurchase agreements involve a sale of securities and an agreement to repurchase the same securities at a later date at an agreed-upon price. Dollar rolls are similar to reverse repurchase agreements except that the repurchase involves securities that are only substantially the same as the securities sold. We enhance our investment yield by investing the proceeds from the sales in short-term securities pending the contractual repurchase of the securities at discounted prices in the forward market. We are able to engage in such transactions due to the market demand for mortgage-backed securities to form CMOs. Such investment borrowings averaged $1,081.1 million during 1999 and were collateralized by investment securities with fair values approximately equal to the loan value. The weighted average interest rate on short-term collateralized borrowings was 5.4 percent in 1999. The primary risk associated with short-term collateralized borrowings is that the counterparty might be unable to perform under the terms of the contract. Our exposure is limited to the excess of the net replacement cost of the securities over the value of the short-term investments (which was not material at December 31, 1999). We believe that the counterparties to our reverse repurchase and dollar-roll agreements are financially responsible and that counterparty risk is minimal.

FINANCE RECEIVABLES, INTEREST-ONLY SECURITIES AND SERVICING RIGHTS OF FINANCE SUBSIDIARIES

     FINANCE RECEIVABLES

     Finance receivables (at December 31, 1999, include $4,730.7 million which serve as collateral for the notes issued to investors in securitization trusts) summarized by type, were as follows:

                                                                     DECEMBER 31,
                                                                ----------------------
                                                                  1999         1998
                                                                ---------    ---------
                                                                (DOLLARS IN MILLIONS)
Manufactured housing........................................    $1,748.8     $  798.8
Mortgage services...........................................     3,354.3        603.5
Consumer/credit card........................................     1,901.6        587.3
Commercial..................................................     2,918.3      1,352.9
                                                                --------     --------
                                                                 9,923.0      3,342.5
Less allowance for credit losses............................        88.4         43.0
                                                                --------     --------
          Net finance receivables...........................    $9,834.6     $3,299.5
                                                                ========     ========

     On September 8, 1999, we announced that we would no longer structure our securitizations in a manner that results in recording a sale of the loans. Our new securitizations are structured to include provisions that entitle the Company to repurchase assets transferred to the special purpose entity when the aggregate unpaid principal balance reaches a specified level. Until these assets are repurchased, however, the assets are the property of the special purpose entity and are not available to satisfy the claims of creditors of the Company. Pursuant to Financial Accounting Standards Board Statement No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities, such securitization transactions are accounted for under the portfolio method, whereby the loans and the securitization debt remain on our balance sheet, rather than as sales.

     For loans we finance through securitizations, this change, and the resulting use of the portfolio method of accounting, has no effect on the total profit we recognize over the life of each new loan, but does change the timing of profit recognition. Under the portfolio method, we recognize earnings over the life of a new loan as it generates interest. As a result, our reported earnings from each new loan under the portfolio method are lower in the period it is securitized (compared to our historical method) and higher in later periods, as interest is earned on the loan.

     The securitizations structured prior to our September 8, 1999, announcement met the applicable criteria to be accounted for as sales. We sold $9.7 billion of finance receivables during 1999 and recognized gains of $550.6 million. At the time the loans were securitized and sold, we recognized a gain and recorded our residual interest in the securitization. The residual interest represents the right to receive, over the life of the pool of receivables: (i) the excess of the principal and interest received on the receivables transferred to the special purpose entity over the principal and interest paid to the holders of other interests in the securitization; and (ii) servicing fees. In some of those securitizations, we also retained certain lower-rated securities that are senior in payment priority to the interest-only securities. Such retained securities had a par value, fair market value and amortized cost of $769.8 million, $694.3 million and $712.6 million, respectively, at December 31, 1999, and were classified as actively managed fixed maturity securities.

     We service for a fee all of the finance receivables we previously sold in securitization transactions accounted for as sales. We collect, in the special purpose securitization entity, loan payments, and where applicable, other payments from borrowers and remit principal and interest payments to holders of the securities backed by the finance receivables we have sold. The cash applicable to the servicing fee and residual interest is remitted from the special purpose entity to the Company, after payment of all required principal and interest.

     The securitizations structured after our September 8, 1999, announcement are accounted for under the portfolio method. At December 31, 1999, finance receivables of $4,730.5 million are held on our balance sheet as collateral for the notes of $4,641.8 million issued to investors in the securitization trusts.

     Managed finance receivables by loan type were as follows:

                                                                      DECEMBER 31,
                                                         --------------------------------------
                                                            1999          1998          1997
                                                         ----------    ----------    ----------
                                                                 (DOLLARS IN MILLIONS)
Fixed term...........................................    $   41,471    $   33,992    $   26,023
Revolving credit.....................................         4,320         3,208         1,934
                                                         ----------    ----------    ----------
          Total......................................    $   45,791    $   37,200    $   27,957
                                                         ==========    ==========    ==========
Number of fixed term contracts serviced..............     1,424,000     1,263,000     1,076,000
                                                         ==========    ==========    ==========
Number of revolving credit accounts serviced.........     1,984,000     1,298,000       700,000
                                                         ==========    ==========    ==========

     At December 31, 1999, no single state accounted for more than 8 percent of the contracts we serviced. In addition, no single contractor, dealer or vendor accounted for more than one percent of the total contracts we originated.

     The following table provides certain information with respect to the 60-days-and-over contractual dollar delinquency, loss experience and repossessed collateral for the Company's managed finance receivables as of December 31, for the years indicated.

                                                                1999    1998    1997
                                                                ----    ----    ----
Delinquency(a):
  Manufactured housing......................................    1.57%   1.39%   1.22%
  Mortgage services.........................................    1.00     .92     .88
  Consumer/credit card......................................    2.23    1.61    1.21
          Total consumer lending............................    1.46    1.29    1.15
  Commercial lending........................................     .92     .53     .55
          Total.............................................    1.42%   1.19%   1.08%
Net credit losses(b):
  Manufactured housing......................................    1.25%   1.14%   1.14%
  Mortgage services.........................................     .99     .72     .72
  Consumer/credit card......................................    2.99    2.01    1.47
          Total consumer lending............................    1.34    1.12    1.09
  Commercial lending........................................    1.05     .44     .69
          Total.............................................    1.31%   1.03%   1.05%
Repossessed collateral(c):
  Manufactured housing......................................    1.09%    .97%   1.04%
  Mortgage services.........................................    2.29    1.88     .71
  Consumer/credit card......................................     .42     .32     .50
          Total consumer lending............................    1.38    1.14     .94
  Commercial lending........................................     .97    1.11    1.00
          Total.............................................    1.34%   1.14%    .95%

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

     These ratios increased during 1999 primarily as a result of: (i) the expected increases in delinquencies and credit losses as the portfolios age;
(ii) changes in the mix of managed receivables; and (iii) underlying loss experience.

     INTEREST-ONLY SECURITIES

     Interest-only securities represent interests we retained in securitization transactions structured prior to our September 8, 1999, announcement and are carried at estimated fair value. On a quarterly basis, we estimate the fair value of these securities by discounting the projected future cash flows using current assumptions. If we determine that the differences between the estimated fair value and the book value of these securities is a temporary difference we adjust shareholders' equity. At December 31, 1999, this adjustment decreased the carrying value of the interest-only securities by $11.2 million to $905.0 million. Declines in value are considered to be other than temporary when the present value of the estimated future cash flows discounted at a risk free rate using current assumptions is less than the book value of the interest-only securities. When this occurs, we reduce the amortized cost to the estimated fair value and recognize a loss in the statement of operations.

     We recognized impairment charges of $554.3 million ($349.2 million after tax) in 1999 and $549.4 million ($355.8 million after tax) in 1998 to reduce the book value of interest-only securities and servicing rights as described above under "Finance Operations."

     Based on our current assumptions and expectations as to future events related to the loans underlying our interest-only securities, we estimate receiving cash from these securities of $210 million in 2000, $130 million in 2001, $120 million in 2002, $105 million in 2003, $145 million in 2004, and $1.1 billion in all years thereafter.

CONSOLIDATED FINANCIAL CONDITION

     CHANGES IN THE CONSOLIDATED BALANCE SHEET OF 1999 COMPARED WITH 1998

     Changes in the consolidated balance sheet at December 31, 1999, compared to 1998, reflect: (i) our operating results; (ii) our origination of finance receivables; (iii) the sale of finance receivables in securitizations structured as sales (prior to our September 8, 1999, announcement); (iv) the transfer of finance receivables to securitization trusts and sale of notes to investors in transactions accounted for as secured borrowings; (v) changes in the fair value of actively managed fixed maturity securities and interest-only securities; and
(vi) various financing transactions. Financing transactions (described in the notes to the consolidated financial statements) include: (i) the issuance and repurchase of common stock; (ii) the issuance of convertible preferred stock;
(iii) the issuance and repayment of notes payable and commercial paper; and (iv) the issuance of trust preferred securities.

     In accordance with GAAP, we record our actively managed fixed maturity investments, interest-only securities, equity securities and certain other invested assets at estimated fair value with any unrealized gain or loss, net of tax and related adjustments, recorded as a component of shareholders' equity. At December 31, 1999, primarily because of the recent increases in interest rates and related decrease in values of interest-bearing securities, we decreased the carrying value of such investments by $1,504.3 million as a result of this fair value adjustment. The fair value adjustment resulted in a $40.4 million decrease in carrying value at year-end 1998.

     Total capital shown below excludes debt of the finance segment used to fund finance receivables. Total capital, before the fair value adjustment recorded in accumulated other comprehensive loss, increased $1,117.6 million, or 11 percent, to $11.4 billion.

                                                                  1999         1998
                                                                ---------    ---------
                                                                (DOLLARS IN MILLIONS)
Total capital, excluding accumulated other comprehensive
  loss:
  Corporate notes payable and commercial paper..............    $ 2,481.8    $ 2,932.2
  Company-obligated mandatorily redeemable preferred
     securities of subsidiary trusts........................      2,639.1      2,096.9
  Shareholders' equity:
     Preferred stock........................................        478.4        105.5
     Common stock and additional paid-in capital............      2,987.1      2,736.5
     Retained earnings......................................      2,862.3      2,460.0
                                                                ---------    ---------
          Total shareholders' equity, excluding accumulated
            other comprehensive loss........................      6,327.8      5,302.0
                                                                ---------    ---------
          Total capital, excluding accumulated other
            comprehensive loss..............................     11,448.7     10,331.1
Accumulated other comprehensive loss........................        771.6         28.4
                                                                ---------    ---------
          Total capital.....................................    $10,677.1    $10,302.7
                                                                =========    =========

     Corporate notes payable and commercial paper decreased during 1999 primarily due to the repayment of debt using the proceeds from the issuance of $300.0 million of 9.44% Trust Originated Preferred Securities ("9.44% TOPrS") and $250.0 million of Redeemable Hybrid Income Overnight Shares ("RHINOS").

     Company-obligated mandatorily redeemable preferred securities of subsidiary trusts increased during 1999 due to the aforementioned issuances of 9.44% TOPrS and RHINOS.

     Shareholders' equity, excluding accumulated other comprehensive loss, increased by $1.0 billion in 1999, to $6.3 billion. Significant components of the increase included: (i) net income of $595.0 million; (ii) the issuance of convertible preferred stock with net proceeds of $478.2 million; (iii) the issuance of $209.6 million of common stock; and (iv) the tax benefit of $25.0 million related to the issuance of shares under stock option plans. These increases were partially offset by: (i) repurchases of $89.5 million of common stock; and (ii) $192.7 million of common and preferred stock dividends. The accumulated other comprehensive loss increased by $743.2 million principally related to the decreasing fair value of our insurance companies' investment portfolio as interest rates rose.

     Book value per common share outstanding decreased to $15.50 at December 31, 1999, from $16.37 a year earlier. Such change was primarily attributable to the factors discussed in the previous paragraph. Excluding accumulated other comprehensive loss, book value per common share outstanding increased to $17.85 at December 31, 1999, from $16.46 a year earlier.

     Goodwill (representing the excess of the amounts we paid to acquire companies over the fair value of net assets acquired in transactions accounted for as purchases) was $3,927.8 million and $3,960.2 million at December 31, 1999 and 1998, respectively. Goodwill as a percentage of shareholders' equity was 71 percent and 75 percent at December 31, 1999 and 1998, respectively. Goodwill as a percentage of total capital, excluding other comprehensive loss, was 34 percent and 38 percent at December 31, 1999 and 1998, respectively. We believe that the life of our goodwill is indeterminable and, therefore, have generally amortized its balance over 40 years as permitted by generally accepted accounting principles. Amortization of goodwill totaled $110.1 million, $106.2 million, and $84.5 million during 1999, 1998 and 1997, respectively. If we had determined the estimated useful life of our goodwill was less than 40 years, amortization expense would have been higher.

     We continually monitor the value of our goodwill based on our best estimates of future earnings considering all available evidence. We determine whether goodwill is fully recoverable from projected undiscounted net cash flows from earnings of the business acquired over the remaining amortization period. If we were to determine that changes in such projected cash flows no longer support the recoverability of goodwill over the remaining amortization period, we would reduce its carrying value with a corresponding charge to expense or shorten the amortization period (no such changes have occurred). Cash flows considered in such an analysis are those of the business acquired, if separately identifiable, or the product line of the business acquired, if such earnings are not separately identifiable.

     FINANCIAL RATIOS

                                                     1999     1998     1997     1996     1995
                                                    ------   ------   ------   ------   ------
Book value per common share:
  As reported....................................   $15.50   $16.37   $16.45   $13.47   $ 8.52
  Excluding accumulated other comprehensive
     income (loss)(a)............................    17.85    16.46    15.80    13.34     7.97
Ratio of earnings to fixed charges:
  As reported....................................     2.98x    3.30x    5.55x    4.85x    4.94x
  Excluding interest expense on debt related to
     finance receivables and other
     investments(b)..............................     7.06x    6.79x   13.00x    7.80x    7.36x
Ratio of operating earnings to fixed charges(c):
  As reported....................................     4.26x    4.89x    6.09x    4.73x    4.57x
  Excluding interest expense on debt related to
     finance receivables and other
     investments(b)..............................    10.99x   10.81x   14.43x    7.60x    6.76x
Ratio of earnings to fixed charges, preferred
  dividends and distributions on
  Company-obligated mandatorily redeemable
  preferred securities of subsidiary trusts:
     As reported.................................     2.20x    2.47x    4.10x    3.74x    4.14x
     Excluding interest expense on debt related
       to finance receivables and other
       investments(b)............................     3.38x    3.68x    6.72x    5.11x    5.61x
Ratio of operating earnings to fixed charges,
  preferred dividends and distributions on
  Company-obligated mandatorily redeemable
  preferred securities of subsidiary trusts(c):
     As reported.................................     3.14x    3.66x    4.49x    3.65x    3.83x
     Excluding interest expense on debt related
       to finance receivables and other
       investments(b)............................     5.26x    5.86x    7.45x    4.98x    5.16x
Rating agency ratios(a)(d)(e):
  Debt to total capital..........................       22%      28%      27%      18%      27%
  Debt and Company-obligated mandatorily
     redeemable preferred securities of
     subsidiary trusts to total capital(f).......       45%      49%      43%      28%      27%

-------------------------

(a) Excludes accumulated other comprehensive income (loss).

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

(c) Such ratios exclude the following items from earnings: (i) net investment gains (losses) (less that portion of amortization of cost of policies purchased and cost of policies produced relating to such gains (losses));
    (ii) impairment charges; and (iii) charges that are considered to be unusual. Such ratios are not intended to, and do not, represent the following ratios prepared in accordance with GAAP: the ratio of earnings to fixed charges; and the ratio of earnings to fixed charges, preferred dividends and distributions on Company-obligated mandatorily redeemable preferred securities of subsidiary trusts.

(d) Excludes debt of the finance segment used to fund finance receivables and investment borrowings of the insurance segment. In 1995, excludes debt of affiliates of $584.7 million which was not a direct obligation of Conseco.

(e) These ratios are calculated in a manner discussed with rating agencies.

(f) Total Company-obligated mandatorily redeemable preferred securities of subsidiary trusts exclude, and total capital includes: (i) amounts related to FELINE PRIDES which require the holders to purchase a number of shares of the Company's common stock under the terms specified in the stock purchase contracts; and (ii) amounts related to RHINOS. In April 2000, the Company and the holder of the RHINOS agreed to the repurchase by the Company of the RHINOS. In connection with the RHINOS repurchase, the Company is entering into a bank credit facility of $125.0 million.

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

     Only a small portion of our insurance liabilities have a time for contractual payment; the majority of such liabilities are payable upon occurrence of the insured event or upon surrender. Of our total insurance liabilities at December 31, 1999, approximately 20 percent could be surrendered by the policyholder without a penalty. Approximately 56 percent could be surrendered by the policyholder subject to penalty or the release of an insurance liability in excess of surrender benefits paid. The remaining 24 percent do not provide a surrender benefit.

     Approximately 64 percent of insurance liabilities were subject to interest rates (or participation rates for equity-indexed annuities) that may be reset annually; 3 percent have a fixed explicit interest rate for the duration of the contract; and the remainder have no explicit interest rate.

     Insurance liabilities for interest-sensitive products by credited rate (excluding interest rate bonuses for the first policy year only) at December 31, 1999 were as follows (dollars in millions):

Below 4.00 percent..........................................  $ 5,886.9(a)
4.00 percent - 4.25 percent.................................    2,173.3
4.25 percent - 4.50 percent.................................      649.4
4.50 percent - 4.75 percent.................................    3,349.6
4.75 percent - 5.00 percent.................................    1,355.3
5.00 percent - 5.25 percent.................................      896.6
5.25 percent - 5.50 percent.................................    1,051.6
5.50 percent - 5.75 percent.................................      587.6
5.75 percent and above......................................    1,372.1
                                                              ---------
          Total insurance liabilities on interest-sensitive
           products.........................................  $17,322.4
                                                              =========

-------------------------

(a) Includes liabilities related to our equity-indexed annuity product of $2,306.1 million. The accumulation value of these annuities is credited with interest at an annual guaranteed minimum rate of 3 percent (or, including the effect of applicable sales loads, a 1.7 percent compound average interest rate over the term of the contract). These annuities provide for potentially higher returns based on a percentage of the change in the S&P 500 Index during each year of their term. We purchase S&P 500 Call Options in an effort to hedge increases to insurance liabilities resulting from increases in the S&P 500 Index.

     We believe that the diversity of our investment portfolio and the concentration of investments in high-quality, liquid securities provide sufficient liquidity to meet foreseeable cash requirements. At December 31, 1999, we held $1.7 billion of cash and cash equivalents and $17.5 billion of publicly traded investment grade bonds. Although there is no present need or intent to dispose of such investments, our life insurance subsidiaries could readily liquidate portions of their investments, if such a need arose. In addition, investments could be used to facilitate borrowings under reverse-repurchase agreements or dollar-roll transactions. Such borrowings have been used by the life companies from time to time to increase their return on investments and to improve liquidity.

     LIQUIDITY FOR FINANCE OPERATIONS

     On March 31, 2000, we announced that we plan to explore the sale of Conseco Finance. During the time prior to completion of the sale, should it occur, we intend to continue our prior financing practices, as described in the following paragraphs, to provide the cash needed to originate finance receivables. Should there be any disruption in the availability of cash from these sources, we would seek to take other actions, including selling our loans through the resale markets or negotiating forward funding agreements. The use of prior financing practices or new actions during this period is likely to increase the cost of funds.

     Our finance operations require cash to originate finance receivables. Our primary sources of cash are the collection of receivable balances; proceeds from the issuance of debt, certificate of deposits and securitization of loans; cash provided by operations; and cash provided by the parent company from its credit sources.

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

     The market for securities backed by receivables is a cost-effective source of funds. In recent periods, conditions in the credit markets have resulted in less-attractive pricing of certain lower rated securities typically included in loan securitization transactions. As a result, we have chosen to hold rather than sell some of the securities in the securitization trusts, particularly securities having corporate guarantee provisions. Accordingly, we must finance a portion of the loans we originate through sources other than the securitization markets. We believe there are adequate sources of liquidity other than securitizations to finance a portion of the loans we originate while still maintaining planned levels of loan originations.

     Market conditions in the credit markets for loan securitizations change from time to time. For example, liquidity in the credit markets became extremely limited for many issuers during the third and fourth quarters of 1998. In addition during certain periods of 1999, the general levels of interest rates increased on securities issued in securitizations, causing us to incur higher interest costs on securitizations completed during those periods. Changes in market conditions in the securitization markets could affect the interest rate spreads we earn on the loans we originate and the cash provided by our finance operations. We have increased interest rates on our lending products as we strive to maintain our targeted spread regardless of the interest rate environment.

     Several competing lenders have announced in recent periods that they are no longer lending in product lines in which we compete. We and other lenders have increased the interest rates charged on new loans in recent periods. We are unable to estimate the effect, if any, of these events on the amount of new loans we originate, or the level of profitability of that business. We are also unable to estimate the period of time that these conditions will persist.

     We continually investigate and pursue alternative and supplementary methods to finance our lending operations. In late 1998, we began issuing certificates of deposit through our bank subsidiary. At December 31, 1999, we had $870.5 million of such deposits outstanding which are recorded as liabilities related to certificates of deposit. The average rate paid on these deposits was 5.8 percent during 1999.

     Our finance segment generated cash flows from operating activities of $624.0 million during 1999, compared to $349.2 million in 1998. Such cash flows include cash received from the securitization trusts of $618.3 million in 1999 and $517.9 million in 1998, representing distribution of excess interest and servicing fees.

     On September 8, 1999, we announced that, although we plan to continue to finance the receivables we originate through loan securitizations, we will no longer structure future securitizations in a manner that results in gain-on-sale revenues. This change is not expected to have any material effect on the amount or timing of cash flows we receive, but the change required us to classify certain activities differently on our cash flow statement (e.g., certain cash flows recorded as "operating cash flows" under the gain-on-sale method must be recorded as "investing activities" under the portfolio method and vice versa).

     At December 31, 1999, we had $6.9 billion in master repurchase agreements and commercial paper conduit facilities (subject to the availability of eligible collateral) with various banking and investment banking firms for the purpose of financing our consumer and commercial finance loan production. These agreements generally provide for annual terms, some of which are extended each quarter by mutual agreement of the parties for an additional annual term based upon receipt of updated quarterly financial information. At December 31, 1999, we had $2.9 billion borrowed under the repurchase agreements.

     Independent rating agencies, financial institutions, analysts and other interested parties monitor the leverage ratio of our finance segment. Such ratio (calculated, as discussed with independent rating agencies, as the ratio of debt to equity of our finance subsidiary calculated on a pro forma basis as if we had accounted for the securitizations of our finance receivables as financing transactions throughout the Company's history) was 22-to-1 at both December 31, 1999 and 1998.

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

     The Company and its subsidiaries generated consolidated cash flows from operating activities of $1,788.6 million, $979.6 million and $609.5 million, during the years ended December 31, 1999, 1998 and 1997, respectively. Excess operating cash flows, together with cash flows from financing activities, were primarily used to increase investment portfolios, originate finance receivables and fund policyholder account withdrawals.

     Cash provided by operating activities at the parent company, including dividends received from subsidiaries, totaled $282.8 million, $163.0 million and $156.9 million in 1999, 1998 and 1997, respectively. The Company followed the practice in those years of retaining capital in its operating subsidiaries by limiting dividends paid to the parent company. Consistent with our discussions with rating agencies, we modified that practice for future years. At the parent company, we have announced a target of receiving cash from operating activities, including dividends, interest and fees received from the subsidiaries, of twice the parent's cash requirement for interest, dividends and distributions on Company-obligated mandatorily redeemable preferred securities of subsidiary trusts.

     The ability of our insurance subsidiaries to pay dividends is subject to state insurance department regulations. These regulations generally permit dividends to be paid from earned surplus of the insurance company for any 12-month period in amounts equal to the greater of (or in a few states, the lesser of): (i) net gain from operations for the prior year; or (ii) 10 percent of surplus as of the end of the preceding year. Any dividends in excess of these levels require the approval of the director or commissioner of the applicable state insurance department. After deduction of $274.3 million of fees and interest paid to Conseco in 1999, the remaining statutory earnings of our insurance subsidiaries permit distributions to Conseco in 2000 of approximately $204.6 million without the permission of regulatory authorities. In addition, our finance subsidiary had operating cash flows of $601.0 million in 1999.

     We completed several transactions during 1999 to improve our capital structure. We contributed capital of $481.3 million to our life insurance subsidiaries to provide additional capital to fund current and projected growth. In the fourth quarter of 1999, we issued Series F Common-Linked Convertible Preferred Stock with net proceeds of $478.2 million and $1.0 billion of term debt. Such amounts were used to repay other debt and support our future growth in the financing segment. Subsequent to these actions, Moody's upgraded: (i) its ratings of Conseco's debt and preferred stock (for example, the rating on our senior debt was upgraded to "Baa3" from "Ba1"); and (ii) the financial strength ratings of Conseco's principal insurance companies (upgraded to "Baa1" from "Baa2"). Moody's also retained its positive ratings outlook on Conseco. Duff & Phelps reaffirmed all existing ratings of Conseco and its subsidiaries and moved its outlook for all Conseco-related fixed income ratings from stable to positive.

     Following our announcement on March 31, 2000, that we plan to explore the sale of Conseco Finance, the ratings described in the previous paragraph were placed on review as the agencies analyze the impact of the developing transaction. In addition, S&P reduced its ratings of our senior debt securities from "BBB+" to "BBB-" and changed its ratings outlook to negative. These rating actions are expected to increase the cost of capital to the Company.

     In September 1999, $1.0 billion of our bank credit facility expired. This borrowing capacity was replaced by a new bank credit line of $766 million (allowing us to borrow up to $2,266 million under our bank credit facilities), a $50 million extendible commercial note, and a $200 million increase in amounts which are available under a credit facility collateralized by interest-only and other securities (allowing us to borrow up to $700 million under such facility). In February 2000, we issued $800.0 million of 8.75 percent notes due 2004. Also, in February 2000, the credit facility collateralized by interest-only and other securities was extended for an additional one-year term in the amount of $500.0 million.

     Our debt agreements require us to maintain minimum working capital and risk-based capital ratios, and limit our ability to incur additional indebtedness. They also restrict the amount of retained earnings that is available for dividends and require Conseco to maintain certain minimum ratings at its insurance subsidiaries.

INFLATION

     Inflation does not have a significant effect on our balance sheet; we have minimal investments in property, equipment or inventories. To the extent that interest rates may change to reflect inflation or inflation expectations, there would be an effect on our balance sheet and operations. Lower interest rates experienced in periods prior to 1999 have increased the value of our investment in fixed maturities and may have increased the amount of new finance receivables originated. These lower rates may also have made it more difficult to issue new fixed rate annuities and may have accelerated prepayments of finance receivables. Rising interest rates experienced in 1999 decreased the value of our investments in fixed maturities and may have slowed the issuance of new finance receivables and the prepayment of existing finance receivables. Changes in interest rates can also affect the value of the finance receivables we hold. It is not possible to calculate the effect of these changes on our operating results.

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

YEAR 2000 PROJECTS

     Many computer programs were originally designed to identify each year using two digits. If not corrected, these computer programs could cause system failures or miscalculations in the year 2000, with possible adverse effects on our operations. In 1996, we initiated a comprehensive corporate-wide program designed to ensure that our computer programs function properly in the year 2000. Our year-2000 projects were completed on schedule and our year-end processing proceeded smoothly. There were no significant problems experienced. The total expense incurred on our year-2000 projects during the last four years was approximately $75 million, of which $23 million was incurred during 1999. This expense is not material to Conseco's financial position and it was funded through operating cash flows. The expense related primarily to modifying existing software systems. During the last three years, our year-2000 projects were the highest priority for our information technology and many other employees. Other projects continued while our year-2000 projects were being completed and, in many cases, we accelerated system upgrades when the new systems addressed year-2000 issues.

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

     The profitability of many of our products depends on the spreads between the interest yield we earn on investments and the rates we credit on our insurance liabilities. Although substantially all credited rates on our annuity products may be changed annually (subject to minimum guaranteed rates), changes in competition and other factors, including the impact of the level of surrenders and withdrawals, may limit our ability to adjust or to maintain crediting rates at levels necessary to avoid narrowing of spreads under certain market conditions. Approximately 60 percent of our insurance liabilities were subject to interest rates that may be reset annually; the remainder have no explicit interest rates. As of December 31, 1999, the average yield, computed on the cost basis of our investment portfolio, was 7.2 percent, and the average interest rate credited or accruing to our total insurance liabilities (excluding interest rate bonuses for the first policy year only and excluding the effect of credited rates attributable to variable or equity-indexed products) was 5.0 percent.

     We use computer models to simulate the cash flows expected from our existing insurance business under various interest rate scenarios. These simulations help us to measure the potential gain or loss in fair value of our interest rate-sensitive financial instruments. With such estimates, we seek to closely match the duration of our assets to the duration of our liabilities. When the estimated durations of assets and liabilities are similar, exposure to interest rate risk is minimized because a change in the value of assets should be largely offset by a change in the value of liabilities. At December 31, 1999, the adjusted modified duration of our fixed maturity securities and short-term investments was approximately 6.6 years and the duration of our insurance liabilities was approximately 6.6 years. We estimate that our fixed maturity securities and short-term investments (net of corresponding changes in the value of cost of policies purchased, cost of policies produced and insurance liabilities) would decline in fair value by approximately $605 million if interest rates were to increase by 10 percent from their December 31, 1999 levels. This compares to a decline in fair value of $490 million based on amounts and rates at December 31, 1998. The calculations involved in our computer simulations incorporate numerous assumptions, require significant estimates and assume an immediate change in interest rates without any management of the investment portfolio in reaction to such change. Consequently, potential changes in value of our financial instruments indicated by the simulations will likely be different from the actual changes experienced under given interest rate scenarios, and the differences may be material. Because we actively manage our investments and liabilities, our net exposure to interest rates can vary over time.

     The operations of the Company are subject to risk resulting from fluctuations in market prices of our equity securities and venture-capital investments. In general, these investments have more year-to-year price variability than our fixed maturity investments. However, returns over longer time frames have been consistently higher. We manage this risk by limiting our equity securities and venture-capital investments to a relatively small portion of our total investments.

     Our investment in S&P 500 Call Options is closely matched with our obligation to equity-indexed annuity holders. Market value changes associated with that investment are substantially offset by an increase or decrease in the amounts added to policyholder account balances for equity-indexed products.

     FINANCE

     We substantially reduce interest rate risk of our finance operations by funding most of the loans we make through securitization transactions. The finance receivables transferred in these transactions and the asset-backed securities purchased by investors generally both have fixed rates. Principal payments on the assets are passed through to investors in the securities as received, thereby reducing interest rate exposure in these transactions that might otherwise arise from maturity mismatches between debt instruments and assets.

     On September 8, 1999, we announced that we would no longer structure the securitizations of the loans we originate in a manner that results in gain-on-sale revenues. Our new securitizations are being structured as secured borrowings. Prior to September 8, 1999, we retained interests in the finance receivables sold through investments in interest-only securities that are subordinated to the rights of other investors. Interest-only securities do not have a stated maturity or amortization period. The expected amount of the cash flow as well as the timing depends on the performance of the underlying collateral supporting each securitization. The actual cash flow of these instruments could vary substantially if performance is different from our assumptions. We develop assumptions to value these investments by analyzing past portfolio performance, current loan characteristics, current and expected market conditions and the expected effect of our actions to mitigate adverse performance. Assumptions used as of December 31, 1999, are summarized in the notes to the consolidated financial statements.

     We use computer models to simulate the cash flows expected from our interest-only securities under various interest rate scenarios. These simulations help us to measure the potential gain or loss in fair value of these financial instruments, including the effects of changes in interest rates on prepayments. We estimate that our interest-only securities would decline in fair value by approximately $72.4 million if interest rates were to decrease by 10 percent from their December 31, 1999 levels. This compares to a decline in fair value of $79 million based on amounts and rates at December 31, 1998. The calculations involved in our computer simulations incorporate numerous assumptions, require significant estimates and assume an immediate change in interest rates without any management of the interest-only securities in reaction to such change. Consequently, potential changes in value of our interest-only securities indicated by the simulations will likely be different from the actual changes experienced under given interest rate scenarios, and the differences may be material.

     We estimate that our finance receivables (including both "finance receivables" and "finance receivables-securitized") would decline in fair value by approximately $128.8 million if interest rates were to increase by 10 percent from their December 31, 1999 levels. This compares to a decline in fair value of $43.6 million based on amounts and rates at December 31, 1998.

     Our finance receivables are primarily funded with the fixed rate asset-backed securities purchased by investors in our securitizations and floating-rate debt. Such borrowings included bank credit facilities, master repurchase agreements, intercompany loans and the notes payable related to securitized finance receivables structured as collateralized borrowings ($2.8 billion of which was at fixed rates and $6.5 billion of which was at floating rates). Based on the interest rate exposure and prevalent rates at December 31, 1999, a relative 10 percent decrease in interest rates would increase the fair value of the finance segment's fixed-rate borrowed capital by approximately $70.0 million. The interest expense on this segment's floating-rate debt will fluctuate as prevailing interest rates change.

     CORPORATE

     We manage the ratio of borrowed capital to total capital and the portion of our outstanding capital subject to fixed and variable rates, taking into consideration the current interest rate environment and other market conditions. Our borrowed capital at December 31, 1999, included notes payable and Company-obligated mandatorily redeemable preferred securities of subsidiary trusts totaling $5.1 billion ($4.6 billion of which is at fixed rates and $.5 billion of which is at floating rates). Based on the interest rate exposure and prevalent rates at December 31, 1999, a relative 10 percent decrease in interest rates would increase the fair value of our fixed-rate borrowed capital by approximately $47 million. This compares to a $90 million increase based on our borrowed capital and prevalent rates at December 31, 1998. Our interest expense on floating-rate debt will fluctuate as prevailing interest rates change.

     We periodically enter into interest rate swap agreements which effectively exchange a fixed rate of interest on a notional amount ($2.4 billion at December 31, 1999) for a floating rate. At December 31, 1999, such interest rate swap agreements were scheduled to mature in various years through 2008 and had an average remaining life of 3.5 years (the average call date is 1.9 years). If the counterparties of these interest rate swaps do not meet their obligations, Conseco could have a loss. Conseco limits its exposure to such a loss by diversifying among several counterparties believed to be financially sound and creditworthy. At December 31, 1999, all of the counterparties were rated "A" or higher by Standard & Poor's Corporation. Based on the interest rate exposure and prevalent rates at December 31, 1999, a relative 10 percent increase in interest rates would cause the value of our interest rate swaps to decrease by $35 million. This compares to a $25 million decrease based on prevalent rates at December 31, 1998.

     The fair value of our borrowed capital also varies with credit ratings and other conditions in the capital markets. Following our announcement of March 31, 2000, concerning our plan to explore the sale of Conseco Finance, the capital markets reacted by lowering the value of our publicly traded securities.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     The information included under the caption "Market-Sensitive Instruments and Risk Management" in "Item 7. Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations" is incorporated herein by reference.

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
Report of Independent Accountants...........................   58
Consolidated Balance Sheet at December 31, 1999 and 1998....   59
Consolidated Statement of Operations for the years ended
  December 31, 1999, 1998 and 1997..........................   61
Consolidated Statement of Shareholders' Equity for the years
  ended December 31, 1999, 1998 and 1997....................   62
Consolidated Statement of Cash Flows for the years ended
  December 31, 1999, 1998 and 1997..........................   65
Notes to Consolidated Financial Statements..................   66

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors
     and Shareholders of Conseco, Inc.

     In our opinion, based on our audits and the report of other auditors, the accompanying consolidated balance sheet and the related consolidated statements of operations, shareholders' equity and cash flows present fairly, in all material respects, the financial position of Conseco, Inc. and subsidiaries at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. The consolidated financial statements give retroactive effect to the merger of Conseco Finance Corp. (formerly Green Tree Financial Corporation) on June 30, 1998 in a transaction accounted for as a pooling of interests, as described in Note 1 to the consolidated financial statements. We did not audit the financial statements of Conseco Finance Corp., which statements reflect total revenues of $1,307.3 million for the year ended December 31, 1997. Those statements were audited by other auditors whose report thereon has been furnished to us, and our opinion expressed herein, insofar as it relates to the amounts included in 1997 for Conseco Finance Corp., is based solely on the report of the other auditors. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for the opinion expressed above.

                                          PricewaterhouseCoopers LLP

Indianapolis, Indiana
April 13, 2000

                         CONSECO, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                           DECEMBER 31, 1999 AND 1998
                             (DOLLARS IN MILLIONS)

                                     ASSETS

                                                                  1999         1998
                                                                ---------    ---------
Investments:
  Actively managed fixed maturities at fair value (amortized
     cost: 1999 -- $23,690.4; 1998 -- $21,848.3)............    $22,203.8    $21,827.3
  Interest-only securities at fair value (amortized cost:
     1999 -- $916.2; 1998 -- $1,313.6)......................        905.0      1,305.4
  Equity securities at fair value (cost: 1999 -- $323.7;
     1998 -- $373.0)........................................        312.7        376.4
  Mortgage loans............................................      1,274.5      1,130.2
  Policy loans..............................................        664.1        685.6
  Venture capital investments at fair value (cost:
     1999 -- $142.5; 1998 -- $43.7).........................        527.5         47.1
  Other invested assets.....................................        544.0        701.0
                                                                ---------    ---------
          Total investments.................................     26,431.6     26,073.0
Cash and cash equivalents...................................      1,686.9      1,704.7
Accrued investment income...................................        436.0        383.8
Finance receivables.........................................      5,104.1      3,299.5
Finance receivables -- securitized..........................      4,730.5           --
Cost of policies purchased..................................      2,258.5      2,425.2
Cost of policies produced...................................      2,087.4      1,453.9
Reinsurance receivables.....................................        728.6        734.8
Goodwill....................................................      3,927.8      3,960.2
Income tax assets...........................................        209.8           --
Assets held in separate accounts and investment trust.......      2,231.4      1,411.1
Cash held in segregated accounts for investors..............        853.0        843.7
Other assets................................................      1,500.3      1,310.0
                                                                ---------    ---------
          Total assets......................................    $52,185.9    $43,599.9
                                                                =========    =========

                            (continued on next page)

                  The accompanying notes are an integral part
                   of the consolidated financial statements.

                         CONSECO, INC. AND SUBSIDIARIES

                           DECEMBER 31, 1999 AND 1998
                             (DOLLARS IN MILLIONS)

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                  1999         1998
                                                                ---------    ---------
Liabilities:
  Liabilities for insurance and asset accumulation products:
     Interest-sensitive products............................    $17,322.4    $17,229.4
     Traditional products...................................      7,100.9      6,768.2
     Claims payable and other policyholder funds............      1,478.7      1,491.5
     Liabilities related to separate accounts and investment
      trust.................................................      2,231.4      1,411.1
     Liabilities related to certificates of deposit.........        870.5         30.0
  Investor payables.........................................        853.0        843.7
  Other liabilities.........................................      1,498.7      1,980.7
  Income tax liabilities....................................           --        197.1
  Investment borrowings.....................................        828.9        956.2
  Notes payable and commercial paper:
     Corporate..............................................      2,481.8      2,932.2
     Finance................................................      4,682.5      2,389.3
     Related to securitized finance receivables structured
      as collateralized borrowings..........................      4,641.8           --
                                                                ---------    ---------
          Total liabilities.................................     43,990.6     36,229.4
                                                                ---------    ---------
Minority interest:
  Company-obligated mandatorily redeemable preferred
     securities of subsidiary trusts........................      2,639.1      2,096.9
Shareholders' equity:
  Preferred stock...........................................        478.4        105.5
  Common stock and additional paid-in capital (no par value,
     1,000,000,000 shares authorized, shares issued and
     outstanding: 1999 -- 327,678,638;
     1998 -- 315,843,609)...................................      2,987.1      2,736.5
  Accumulated other comprehensive loss......................       (771.6)       (28.4)
  Retained earnings.........................................      2,862.3      2,460.0
                                                                ---------    ---------
          Total shareholders' equity........................      5,556.2      5,273.6
                                                                ---------    ---------
          Total liabilities and shareholders' equity........    $52,185.9    $43,599.9
                                                                =========    =========

                  The accompanying notes are an integral part
                   of the consolidated financial statements.

                         CONSECO, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF OPERATIONS
             FOR THE YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997
                  (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)

                                                           1999          1998          1997
                                                        -----------   -----------   -----------
Revenues:
  Insurance policy income.............................     $4,040.5      $3,948.8      $3,410.8
  Net investment income...............................      3,411.4       2,506.5       2,171.5
  Gain on sale of finance receivables.................        550.6         745.0         779.0
  Net gains (losses) from sale of investments.........       (156.2)        208.2         266.5
  Fee revenue and other income........................        489.4         351.7         244.4
                                                        -----------   -----------   -----------
          Total revenues..............................      8,335.7       7,760.2       6,872.2
                                                        -----------   -----------   -----------
Benefits and expenses:
  Insurance policy benefits...........................      3,815.9       3,580.5       3,216.5
  Provision for losses................................        147.6          44.2          25.8
  Interest expense....................................        561.7         440.5         312.3
  Amortization........................................        752.1         733.0         610.9
  Other operating costs and expenses..................      1,353.2       1,218.9       1,031.0
  Impairment charge...................................        554.3         549.4         190.0
  Merger-related charges..............................           --         148.0            --
                                                        -----------   -----------   -----------
          Total benefits and expenses.................      7,184.8       6,714.5       5,386.5
                                                        -----------   -----------   -----------
          Income before income taxes, minority
            interest and extraordinary charge.........      1,150.9       1,045.7       1,485.7
Income tax expense....................................        423.1         445.6         560.1
                                                        -----------   -----------   -----------
          Income before minority interest and
            extraordinary charge......................        727.8         600.1         925.6
Minority interest:
  Distributions on Company-obligated mandatorily
     redeemable preferred securities of subsidiary
     trusts, net of income taxes......................        132.8          90.4          49.0
  Dividends on preferred stock of subsidiaries........           --            --           3.3
                                                        -----------   -----------   -----------
          Income before extraordinary charge..........        595.0         509.7         873.3
Extraordinary charge on extinguishment of debt, net of
  income taxes........................................           --          42.6           6.9
                                                        -----------   -----------   -----------
          Net income..................................        595.0         467.1         866.4
Preferred stock dividends.............................          1.5           7.8          21.9
                                                        -----------   -----------   -----------
          Net income applicable to common stock.......      $ 593.5       $ 459.3       $ 844.5
                                                        ===========   ===========   ===========
Earnings per common share:
  Basic:
     Weighted average shares outstanding..............  324,635,000   311,785,000   311,050,000
     Net income before extraordinary charge...........        $1.83         $1.61         $2.74
     Extraordinary charge.............................           --           .14           .02
                                                        -----------   -----------   -----------
          Net income..................................        $1.83         $1.47         $2.72
                                                        ===========   ===========   ===========
  Diluted:
     Weighted average shares outstanding..............  332,893,000   332,701,000   338,722,000
     Net income before extraordinary charge...........        $1.79         $1.53         $2.54
     Extraordinary charge.............................           --           .13           .02
                                                        -----------   -----------   -----------
          Net income..................................        $1.79         $1.40         $2.52
                                                        ===========   ===========   ===========

                  The accompanying notes are an integral part
                   of the consolidated financial statements.

                         CONSECO, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                             (DOLLARS IN MILLIONS)

                                                            COMMON STOCK     ACCUMULATED OTHER
                                               PREFERRED   AND ADDITIONAL      COMPREHENSIVE     RETAINED
                                     TOTAL       STOCK     PAID-IN CAPITAL        INCOME         EARNINGS
                                    --------   ---------   ---------------   -----------------   --------
Balance, January 1, 1997.........   $4,216.8    $267.1        $2,350.7            $ 36.6         $1,562.4
  Comprehensive income, net of
     tax:
     Net income..................      866.4        --              --                --            866.4
     Change in unrealized
       appreciation
       (depreciation) of
       investments (net of
       applicable income tax
       expense of $90.5
       million)..................      164.9        --              --             164.9               --
     Change in minimum pension
       liability adjustment (net
       of applicable income tax
       benefit of $.5 million)...        (.9)       --              --               (.9)              --
                                    --------
          Total comprehensive
            income...............    1,030.4
  Conversion of preferred stock
     into common shares..........         --    (151.3)          151.3                --               --
  Issuance of shares in merger
     transactions................      471.5        --           471.5                --               --
  Issuance of shares for stock
     options and for employee
     benefit plans...............      246.7        --           246.7                --               --
  Tax benefit related to issuance
     of shares under stock option
     plans.......................       91.4        --            91.4                --               --
  Conversion of convertible
     debentures into common
     shares......................      150.0        --           150.0                --               --
  Cost of shares acquired........     (857.0)       --          (830.9)               --            (26.1)
  Other..........................      (10.9)       --           (10.9)               --               --
  Dividends and inducements
     applicable to preferred
     stock.......................      (21.9)       --              --                --            (21.9)
  Dividends on common stock......     (103.1)       --              --                --           (103.1)
                                    --------    ------        --------            ------         --------
Balance, December 31, 1997.......   $5,213.9    $115.8        $2,619.8            $200.6         $2,277.7

                         (continued on following page)

                  The accompanying notes are an integral part
                   of the consolidated financial statements.

                         CONSECO, INC. AND SUBSIDIARIES

              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                             (DOLLARS IN MILLIONS)

                                                                COMMON STOCK     ACCUMULATED OTHER
                                                   PREFERRED   AND ADDITIONAL      COMPREHENSIVE     RETAINED
                                         TOTAL       STOCK     PAID-IN CAPITAL     INCOME (LOSS)     EARNINGS
                                        --------   ---------   ---------------   -----------------   --------
Balance, December 31, 1997 (carried
  forward from prior page)............  $5,213.9    $115.8        $2,619.8            $200.6         $2,277.7
  Comprehensive income, net of tax:
     Net income.......................     467.1        --              --                --            467.1
     Change in unrealized appreciation
       (depreciation) of investments
       (net of applicable income tax
       benefit of $125.1).............    (227.8)       --              --            (227.8)              --
     Change in minimum pension
       liability adjustment (net of
       applicable income tax expense
       of $.4 million)................      (1.2)       --              --              (1.2)              --
                                        --------
          Total comprehensive
            income....................     238.1
  Conversion of preferred stock into
     common shares....................        --     (10.3)           10.3                --               --
  Issuance of shares for stock options
     and for employee benefit plans...     158.1        --           158.1                --               --
  Tax benefit related to issuance of
     shares under stock option
     plans............................      63.1        --            63.1                --               --
  Conversion of convertible debentures
     into common shares...............      67.4        --            67.4                --               --
  Issuance of warrants in conjunction
     with financing transaction.......       7.7        --             7.7                --               --
  Cost of shares acquired.............    (308.4)       --          (189.9)               --           (118.5)
  Dividends on preferred stock........      (7.8)       --              --                --             (7.8)
  Dividends on common stock...........    (158.5)       --              --                --           (158.5)
                                        --------    ------        --------            ------         --------
Balance, December 31, 1998............  $5,273.6    $105.5        $2,736.5            $(28.4)        $2,460.0

                         (continued on following page)

                  The accompanying notes are an integral part
                   of the consolidated financial statements.

                         CONSECO, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                             (DOLLARS IN MILLIONS)

                                                                COMMON STOCK     ACCUMULATED OTHER
                                                   PREFERRED   AND ADDITIONAL      COMPREHENSIVE     RETAINED
                                         TOTAL       STOCK     PAID-IN CAPITAL     INCOME (LOSS)     EARNINGS
                                        --------   ---------   ---------------   -----------------   --------
Balance, December 31, 1998 (carried
  forward from prior page.............  $5,273.6    $105.5        $2,736.5            $ (28.4)       $2,460.0
  Comprehensive income (loss), net of
     tax:
     Net income.......................     595.0        --              --                 --           595.0
     Change in unrealized appreciation
       (depreciation) of investments
       (net of applicable income tax
       benefit of $429.7).............    (747.4)       --              --             (747.4)             --
     Change in minimum pension
       liability adjustment (net of
       applicable income tax expense
       of $2.3 million)...............       4.2        --              --                4.2              --
                                        --------
          Total comprehensive loss....    (148.2)
  Issuance of common shares...........     209.6        --           209.6                 --              --
  Issuance of convertible preferred
     shares...........................     478.4     478.4              --                 --
  Tax benefit related to issuance of
     shares under stock option
     plans............................      25.0        --            25.0                 --              --
  Conversion of preferred stock into
     common shares....................        --    (105.5)          105.5                 --              --
  Cost of shares acquired.............     (89.5)       --           (89.5)                --              --
  Dividends on preferred stock........      (1.5)       --              --                 --            (1.5)
  Dividends on common stock...........    (191.2)       --              --                 --          (191.2)
                                        --------    ------        --------            -------        --------
Balance, December 31, 1999............  $5,556.2    $478.4        $2,987.1            $(771.6)       $2,862.3
                                        ========    ======        ========            =======        ========

                  The accompanying notes are an integral part
                   of the consolidated financial statements.

                         CONSECO, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                             (DOLLARS IN MILLIONS)

                                                              1999         1998         1997
                                                           ----------   ----------   ----------
Cash flows from operating activities:
  Insurance policy income................................  $  3,488.5   $  3,378.5   $  2,956.3
  Net investment income..................................     3,090.7      2,658.3      2,240.1
  Points and origination fees............................       390.0        298.3        179.8
  Fee revenue and other income...........................       499.9        371.6        259.8
  Insurance policy benefits..............................    (2,747.6)    (2,932.4)    (2,735.6)
  Interest expense.......................................      (533.6)      (453.6)      (315.9)
  Policy acquisition costs...............................      (819.4)      (790.3)      (699.0)
  Merger-related charges.................................       (20.9)       (93.7)          --
  Other operating costs..................................    (1,306.3)    (1,161.4)    (1,044.2)
  Taxes..................................................      (252.7)      (295.7)      (231.8)
                                                           ----------   ----------   ----------
     Net cash provided by operating activities...........     1,788.6        979.6        609.5
                                                           ----------   ----------   ----------
Cash flows from investing activities:
  Sales of investments...................................    15,811.6     30,708.4     18,436.8
  Maturities and redemptions of investments..............     1,056.8      1,541.2        750.7
  Purchases of investments...............................   (18,957.4)   (32,040.0)   (20,043.8)
  Cash received from the sale of finance receivables, net
     of expenses.........................................     9,516.6     13,303.6     10,683.2
  Principal payments received on finance receivables.....     7,487.2      6,065.9      4,084.4
  Finance receivables originated.........................   (24,650.5)   (21,261.6)   (15,550.2)
  Acquisition of subsidiaries, net of cash held at date
     of merger...........................................          --           --       (759.7)
  Other..................................................      (124.8)       (78.2)       (62.8)
                                                           ----------   ----------   ----------
     Net cash used by investing activities...............    (9,860.5)    (1,760.7)    (2,461.4)
                                                           ----------   ----------   ----------
Cash flows from financing activities:
  Issuance of Company-obligated mandatorily redeemable
     preferred securities of subsidiary trusts...........       534.3        710.8        780.4
  Issuance of common and convertible preferred shares....       588.4        121.3         57.4
  Issuance of notes payable and commercial paper.........    21,219.7     16,630.9     13,604.3
  Payments on notes payable and commercial paper.........   (14.657.5)   (15,522.5)   (11,747.3)
  Payments to repurchase equity securities...............       (29.5)      (257.4)      (738.6)
  Purchase of preferred stock of subsidiary..............          --           --        (98.4)
  Investment borrowings..................................      (127.3)      (433.3)       962.5
  Amounts received for deposit products..................     3,935.0      3,127.4      2,099.4
  Withdrawals from deposit products......................    (3,029.6)    (2,763.2)    (2,072.3)
  Other..................................................          --           --        (13.2)
  Dividends and distributions on Company-obligated
     mandatorily redeemable preferred securities of
     subsidiary trusts...................................      (379.4)      (282.9)      (173.7)
                                                           ----------   ----------   ----------
     Net cash provided by financing activities...........     8,054.1      1,331.1      2,660.5
                                                           ----------   ----------   ----------
     Net increase (decrease) in cash and cash
       equivalents.......................................       (17.8)       550.0        808.6
Cash and cash equivalents, beginning of year.............     1,704.7      1,154.7        346.1
                                                           ----------   ----------   ----------
Cash and cash equivalents, end of year...................  $  1,686.9   $  1,704.7   $  1,154.7
                                                           ==========   ==========   ==========

                  The accompanying notes are an integral part
                   of the consolidated financial statements.

                         CONSECO, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  SIGNIFICANT ACCOUNTING POLICIES:

BASIS OF PRESENTATION

     The following summary explains the accounting policies we use to arrive at the more significant numbers in our financial statements. We prepare our financial statements in accordance with generally accepted accounting principles ("GAAP"). We follow the accounting standards established by the Financial Accounting Standards Board, the American Institute of Certified Public Accountants and the Securities and Exchange Commission. We have restated all share and per-share amounts for the two-for-one stock split distributed February 11, 1997.

     Conseco, Inc. ("we", "Conseco" or the "Company" ) is a financial services holding company operating throughout the United States. Our life insurance segment develops, markets and administers supplemental health insurance, annuity, individual life insurance, individual and group major medical insurance and other insurance products. This segment also includes other asset accumulation products such as mutual funds. Our finance segment originates, purchases, sells and services consumer and commercial finance loans. Conseco's operating strategy is to grow its businesses by focusing on the development and expansion of profitable products and strong distribution channels, to seek to achieve superior investment returns through active asset management and to control expenses. Conseco has supplemented its growth by acquiring companies with profitable niche products and strong distribution systems.

     Consolidation issues. The consolidated financial statements give retroactive effect to the merger (the "Merger") with Conseco Finance Corp. ("Conseco Finance", formerly Green Tree Financial Corporation prior to its name change in November 1999) in a transaction accounted for as a pooling of interests (see note 2, "Acquisitions"). The pooling of interests method of accounting requires the restatement of all periods presented as if Conseco and Conseco Finance had always been combined. The consolidated statement of shareholders' equity therefore reflects the accounts of the Company as if additional shares of Conseco common stock issued in the Merger had been outstanding during all periods presented. We have eliminated intercompany transactions prior to the Merger and we have made certain reclassifications to Conseco Finance's financial statements to conform to Conseco's presentations. See note 2 for additional discussion of the Merger.

     On March 31, 2000, we announced that we plan to explore the sale of Conseco Finance. If the planned sale is completed, the Company will no longer have finance operations.

     Our consolidated financial statements exclude the results of material transactions between us and our consolidated affiliates, or among our consolidated affiliates. We reclassified certain amounts in our 1998 and 1997 consolidated financial statements and notes to conform with the 1999 presentation. These reclassifications have no effect on net income or shareholders' equity.

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

     Interest-only securities represent the right to receive certain future cash flows from securitization transactions structured prior to our September 8, 1999 announcement (see "Revenue Recognition for Sales of Finance Receivables and Amortization of Servicing Rights" below). Such cash flows generally are equal to the value of the principal and interest to be collected on the underlying financial contracts of each

                         CONSECO, INC. AND SUBSIDIARIES
securitization in excess of the sum of the principal and interest to be paid on the securities sold and contractual servicing fees. We carry interest-only securities at estimated fair value. We determine fair value by discounting the projected cash flows over the expected life of the receivables sold using current prepayment, default loss and interest rate assumptions. Estimates for prepayments, defaults, and losses for manufactured housing loans are determined based on a macroeconomic model developed by the Company with the assistance of outside experts. We record any unrealized gain or loss determined to be temporary, net of tax, as a component of shareholders' equity. Declines in value are considered to be other than temporary when the present value of estimated future cash flows discounted at a risk free rate using current assumptions is less than the book value of the interest-only securities. When declines in value considered to be other than temporary occur, we reduce the amortized cost to estimated fair value and recognize a loss in the statement of operations. The assumptions used to determine new values are based on our internal evaluations and consultation with external advisors having significant experience in valuing these securities. See note 4 for additional discussion of gain on sale of receivables and interest-only securities.

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

     Venture capital investments include equity and equity-type investments made by our subsidiary which engages in venture capital investment activity. At the time we enter into these investments, we believe they have high growth or appreciation potential. These investments are carried at estimated fair value, with changes in fair value recognized as investment income. When these venture capital investments are publicly traded, fair value is generally based upon market prices. When liquidity is limited because of thinly traded securities, limited partnership structures, large-block holdings, restricted shares or other special situations, we adjust quoted market prices to produce an estimate of the attainable fair values. We estimate the fair values of securities that are not publicly traded based upon transactions which directly affect the value of such securities and consideration of the investee's financial results, conditions and prospects.

     Other invested assets include: (i) trading securities; (ii) Standard & Poor's 500 Call Options ("S&P 500 Call Options"); and (iii) certain non-traditional investments. We carry the S&P 500 Call Options at estimated fair value as further described below under "Standard & Poor's 500 Index Call Options and Interest Rate Swap Agreements". Non-traditional investments include investments in certain limited partnerships, mineral rights and promissory notes; we account for them using either the cost method, or for investments in partnerships over whose operations the Company exercises significant influence, the equity method.

     We defer any fees received or costs incurred when we originate investments. We amortize fees, costs, discounts and premiums as yield adjustments over the contractual lives of the investments. We consider anticipated prepayments on mortgage-backed securities in determining estimated future yields on such securities.

     When we sell a security (other than trading securities, venture capital investments or S&P 500 Call Options), we report the difference between our sale proceeds and its amortized cost (determined based on specific identification) as an investment gain or loss.

     We regularly evaluate all of our investments based on current economic conditions, credit loss experience and other investee-specific developments. If there is a decline in a security's net realizable value that is other

                         CONSECO, INC. AND SUBSIDIARIES
than temporary, we treat it as a realized loss and reduce our cost basis of the security to its estimated fair value.

CASH AND CASH EQUIVALENTS

     Cash and cash equivalents include commercial paper, invested cash and other investments purchased with maturities of less than three months. We carry them at amortized cost, which approximates their estimated fair value.

FINANCE RECEIVABLES

     Finance receivables include manufactured housing, home equity, home improvement, general consumer, equipment, commercial finance and revolving credit loans. Commercial finance receivables generally represent dealer floorplan; truck lending and leasing; and small-ticket equipment lending and leasing (such as small-ticket computer, office and telecommunication equipment). Revolving credit loans consist of retail credit card arrangements with merchants, dealers and their customers. We carry finance receivables at amortized cost, net of an allowance for credit losses.

     We defer fees received and costs incurred when we originate finance receivables. We amortize deferred fees, costs, discounts and premiums over the contractual lives of the receivables, giving consideration to anticipated prepayments. We include such deferred fees or costs in the amortized cost of finance receivables.

     We generally stop accruing investment income on finance receivables after three consecutive months of contractual delinquency.

     Finance receivables transferred to securitization trusts in transactions structured as securitized borrowings are classified as finance receivables -- securitized. These receivables are held as collateral for the notes issued to investors in the securitization trusts. Finance receivables held by us without such collateral restrictions are classified as finance receivables.

PROVISION FOR LOSSES

     The provision for credit losses charged to expense is based upon an assessment of current and historical loss experience, loan portfolio trends, prevailing economic and business conditions, and other relevant factors. In management's opinion, the provision is sufficient to maintain the allowance for credit losses at a level that adequately provides for losses inherent in the portfolio.

     We reduce the carrying value of finance receivables to net realizable value after six months of contractual delinquency.

COST OF POLICIES PRODUCED

     The costs that vary with, and are primarily related to, producing new insurance business are referred to as cost of policies produced. We amortize these costs using the interest rate credited to the underlying policy: (i) in relation to the estimated gross profits for universal life-type and investment-type products; or (ii) in relation to future anticipated premium revenue for other products.

     When we realize a gain or loss on investments backing our universal life or investment-type products, we adjust the amortization to reflect the change in estimated gross profits from the products due to the current realized gain or loss and the effect of the event on future investment yields. We also adjust the cost of policies produced for the change in amortization that would have been recorded if actively managed fixed maturity securities had been sold at their stated aggregate fair value and the proceeds reinvested at current yields. We include the impact of this adjustment in accumulated other comprehensive income
(loss) within shareholders' equity.

                         CONSECO, INC. AND SUBSIDIARIES

     When we replace an existing insurance contract with another insurance contract with substantially different terms, all unamortized cost of policies produced related to the replaced contract is immediately written off. When we replace an existing insurance contract with another insurance contract with substantially similar terms, we continue to defer the cost of policies produced associated with the replaced contract. Such costs related to the replaced contracts which continue to be deferred were $8.6 million, $9.1 million and $9.1 million in 1999, 1998 and 1997, respectively.

     Each year, we evaluate the recoverability of the unamortized balance of the cost of policies produced. We consider estimated future gross profits or future premiums, expected mortality or morbidity, interest earned and credited rates, persistency and expenses in determining whether the balance is recoverable.

COST OF POLICIES PURCHASED

     The cost assigned to the right to receive future cash flows from contracts existing at the date of an acquisition is referred to as the cost of policies purchased. We also defer renewal commissions paid in excess of ultimate commission levels related to the purchased policies in this account. The balance of this account is amortized, evaluated for recovery, and adjusted for the impact of unrealized gains (losses) in the same manner as the cost of policies produced described above.

     The discount rate we use to determine the value of the cost of policies purchased is the rate of return we need to earn in order to invest in the business being acquired. In determining this required rate of return, we consider many factors including: (i) the magnitude of the risks associated with each of the actuarial assumptions used in determining expected future cash flows; (ii) the cost of our capital required to fund the acquisition; (iii) the likelihood of changes in projected future cash flows that might occur if there are changes in insurance regulations and tax laws; (iv) the acquired company?s compatibility with other Conseco activities that may favorably affect future cash flows; (v) the complexity of the acquired company; and (vi) recent prices (i.e., discount rates used in determining valuations) paid by others to acquire similar blocks of business.

     The discount rate used to determine the cost of policies purchased for each of our 1997 acquisitions was 18 percent.

GOODWILL

     Goodwill is the excess of the amount we paid to acquire a company over the fair value of its net assets. Our analysis of acquired insurance businesses indicates that the anticipated ongoing cash flows from the earnings of the purchased businesses extend significantly beyond the maximum 40-year period allowed for goodwill amortization. Accordingly, we amortize goodwill on the straight-line basis generally over a 40-year period. At December 31, 1999, the total accumulated amortization of goodwill was $391.2 million. We continually monitor the value of our goodwill based on our estimates of future earnings. We determine whether goodwill is fully recoverable from projected undiscounted net cash flows from earnings of the subsidiaries over the remaining amortization period. If we were to determine that changes in such projected cash flows no longer support the recoverability of goodwill over the remaining amortization period, we would reduce its carrying value with a corresponding charge to expense or shorten the amortization period (no such changes have occurred). Cash flows considered in such an analysis are those of the business acquired, if separately identifiable, or the product line that acquired the business, if such earnings are not separately identifiable.

ASSETS HELD IN SEPARATE ACCOUNTS AND INVESTMENT TRUST

     Separate accounts are funds on which investment income and gains or losses accrue directly to certain policyholders. The assets of these accounts are legally segregated. They are not subject to the claims that may arise out of any other business of Conseco. We report separate account assets at market value; the underlying

                         CONSECO, INC. AND SUBSIDIARIES
investment risks are assumed by the contract holders. We record the related liabilities at amounts equal to the market value of the underlying assets. We record the fees earned for administrative and contractholder services performed for the separate accounts in insurance policy income.

     In addition, we hold investments in a trust for the benefit of the purchasers of certain products of our asset management subsidiary; this amount is offset by a corresponding liability account, the value of which fluctuates in relation to changes in the values of these investments. Because we hold the residual interests in the cash flows from the trust and actively manage its investments, we are required to include the accounts of the trust in our consolidated financial statements. We record the fees earned for investment management and other services provided to the trust as fee revenue.

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

LIABILITIES RELATED TO CERTIFICATES OF DEPOSIT

     These liabilities relate to the certificates of deposits issued by our bank subsidiary. The liability and interest expense account are also increased for the interest which accrues on the deposits. The weighted average interest crediting rate on these deposits was 5.8 percent during 1999.

REINSURANCE

     In the normal course of business, we seek to limit our exposure to loss on any single insured or to certain groups of policies by ceding reinsurance to other insurance enterprises. We currently retain no more than $.8 million of mortality risk on any one policy. We diversify the risk of reinsurance loss by using a number of reinsurers that have strong claims-paying ratings. If any reinsurer could not meet its obligations, the Company would assume the liability. The likelihood of a material loss being incurred as a result of the failure of one of our reinsurers is considered remote. The cost of reinsurance is recognized over the life of the reinsured policies using assumptions consistent with those used to account for the underlying policy. The cost of reinsurance ceded totaled $418.6 million, $541.3 million and $499.0 million in 1999, 1998 and 1997, respectively. A receivable is recorded for the reinsured portion of insurance policy benefits paid and liabilities for insurance products. Reinsurance recoveries netted against insurance policy benefits totaled $392.0 million, $484.3 million and $587.5 million in 1999, 1998 and 1997, respectively.

     From time-to-time, we assume insurance from other companies. Any costs associated with the assumption of insurance are amortized consistent with the method used to amortize the cost of policies produced described above. Reinsurance premiums assumed totaled $547.8 million, $316.0 million and $290.3 million in 1999, 1998 and 1997, respectively.

INCOME TAXES

     Our income tax expense includes deferred income taxes arising from temporary differences between the tax and financial reporting bases of assets and liabilities. In assessing the realization of deferred income tax assets, we consider whether it is more likely than not that the deferred income tax assets will be realized. The ultimate realization of deferred income tax assets depends upon generating future taxable income during the

                         CONSECO, INC. AND SUBSIDIARIES
periods in which temporary differences become deductible. If future income is not generated as expected, deferred income tax assets may need to be written off (no such write-offs have occurred).

INVESTMENT BORROWINGS

     As part of our investment strategy, we may enter into reverse repurchase agreements and dollar-roll transactions to increase our investment return or to improve our liquidity. We account for these transactions as collateral borrowings, where the amount borrowed is equal to the sales price of the underlying securities. Reverse repurchase agreements involve a sale of securities and an agreement to repurchase the same securities at a later date at an agreed-upon price. Dollar rolls are similar to reverse repurchase agreements except that, with dollar rolls, the repurchase involves securities that are only substantially the same as the securities sold. Such borrowings averaged $1,081.1 million during 1999 and $1,092.4 million during 1998. These borrowings were collateralized by investment securities with fair values approximately equal to the loan value. The weighted average interest rate on short-term collateralized borrowings was 5.4 percent and 6.0 percent in 1999 and 1998, respectively. The primary risk associated with short-term collateralized borrowings is that a counterparty will be unable to perform under the terms of the contract. Our exposure is limited to the excess of the net replacement cost of the securities over the value of the short-term investments (such excess was not material at December 31, 1999). We believe the counterparties to our reverse repurchase and dollar-roll agreements are financially responsible and that the counterparty risk is minimal.

USE OF ESTIMATES

     When we prepare financial statements in conformity with GAAP, we are required to make estimates and assumptions that significantly affect various reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting periods. For example, we use significant estimates and assumptions in calculating values for the cost of policies produced, the cost of policies purchased, interest-only securities, venture capital investments, servicing rights, goodwill, liabilities for insurance and asset accumulation products, liabilities related to litigation, guaranty fund assessment accruals, gain on sale of finance receivables, allowance for credit losses on finance receivables and deferred income taxes. If our future experience differs materially from these estimates and assumptions, our financial statements could be affected.

STANDARD & POOR'S 500 INDEX CALL OPTIONS AND INTEREST RATE SWAP AGREEMENTS

     Our equity-indexed annuity products provide a guaranteed base rate of return and a higher potential return linked to the performance of the Standard & Poor's 500 Index ("S&P 500 Index"). We buy S&P 500 Call Options in an effort to hedge potential increases to policyholder benefits resulting from increases in the S&P 500 Index to which the product's return is linked. We include the cost of the S&P 500 Call Options in the pricing of these products. Policyholder account balances for these annuities fluctuate in relation to changes in the values of these options. We reflect changes in the value of these options in net investment income. During 1999, 1998 and 1997, net investment income included $142.3 million, $103.9 million and $39.4 million, respectively, related to these changes. Such investment income was substantially offset by increases to policyholder account balances. The value of the S&P 500 Call Options was $129.2 million at December 31, 1999. We classify such instruments as other invested assets. We defer the premiums paid to purchase the S&P 500 Call Options and amortize them to investment income over their terms. Such amortization was $96.3 million, $52.0 million and $14.6 million during 1999, 1998 and 1997, respectively. The unamortized premium of the S&P 500 Call Options was $59.5 million at December 31, 1999.

     We periodically use interest-rate swaps to hedge the interest rate risk associated with our borrowed capital. At December 31, 1999, we held instruments having an aggregate notional principal amount of $2.4 billion that effectively convert a portion of our fixed-rate borrowed capital into floating-rate instruments

                         CONSECO, INC. AND SUBSIDIARIES
for specified periods of time. The agreements mature in various years through 2008 and have an average remaining life of 3.5 years (the average call date is 1.9 years). We record the difference between the rates as an adjustment to interest expense. During 1999, interest expense was reduced by $6.4 million as a result of these interest-rate swap agreements. At December 31, 1999, such agreements had a fair value of $(48.2) million.

     If the counterparties of these financial instruments fail to meet their obligations, Conseco may have to recognize a loss. Conseco limits its exposure to such a loss by diversifying among several counterparties believed to be strong and creditworthy. At December 31, 1999, all of the counterparties were rated "A" or higher by Standard & Poor's Corporation.

REVENUE RECOGNITION FOR SALES OF FINANCE RECEIVABLES AND AMORTIZATION OF SERVICING RIGHTS

     On September 8, 1999, we announced that we would no longer structure our securitizations in a manner that results in recording a sale of the loans. Instead, we are using the portfolio method (the accounting method required for securitizations which are structured as secured borrowings) to account for securitization transactions structured after that date. Our new securitizations are structured to include provisions that entitle the Company to repurchase assets transferred to the special purpose entity when the aggregate unpaid principal balance reaches a specified level. Until these assets are repurchased, however, the assets are the property of the special purpose entity and are not available to satisfy the claims of creditors of the Company. Pursuant to Financial Accounting Standards Board Statement No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities" ("SFAS 125"), such securitization transactions are accounted for under the portfolio method, whereby the loans and securitization debt remain on our balance sheet, rather than as sales.

     For securitizations structured prior to September 8, 1999, we accounted for the sale of finance receivables in accordance with SFAS 125. In applying SFAS 125 to our securitized sales, we recognized a gain, representing the difference between the proceeds from the sale (net of related sale costs) and the carrying value of the component of the finance receivable sold. We determined such carrying amount by allocating the carrying value of the finance receivables between the portion we sell and the interests we retain (generally interest-only securities, servicing rights and, in some instances, other securities), based on each portion's relative fair values on the date of the sale.

     We amortize the servicing rights (classified as other assets) we retain after the sale of finance receivables, in proportion to, and over the estimated period of, net servicing income.

     We evaluate servicing rights for impairment on an ongoing basis, stratified by product type and origination period. To the extent that the recorded amount exceeds the fair value, we establish a valuation allowance through a charge to earnings. If we determine, upon subsequent measurement of the fair value of these servicing rights, that the fair value equals or exceeds the amortized cost, any previously recorded valuation allowance would be deemed unnecessary and restored to earnings.

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

                         CONSECO, INC. AND SUBSIDIARIES

     Interest-only securities. We discount future expected cash flows over the expected life of the receivables sold using prepayment, default, loss severity and interest rate assumptions that we believe market participants would use to value such securities.

     Venture capital investments. We carry these investments at estimated fair value based on quoted market prices or estimates of fair value if the securities are not publicly traded. In certain situations, including thinly traded securities, limited partnership structures, large-block holdings, restricted shares or other special situations, we adjust quoted market prices to produce an estimate of the attainable fair values.

     Cash and cash equivalents. The carrying amount for these instruments approximates their estimated fair value.

     Mortgage loans and policy loans. We discount future expected cash flows for loans included in our investment portfolio based on interest rates currently being offered for similar loans to borrowers with similar credit ratings. We aggregate loans with similar characteristics in our calculations.

     Other invested assets. We use quoted market prices, where available. When quotes are not available, we estimate the fair value based on: (i) discounted future expected cash flows; or (ii) independent transactions which establish a value for our investment. When we are unable to estimate a fair value, we assume a market value equal to carrying value.

     Finance receivables. The estimated fair value of finance receivables, including those that have been securitized, is determined based on general market transactions which establish values for similar loans.

     Insurance liabilities for interest-sensitive products. We discount future expected cash flows based on interest rates currently being offered for similar contracts with similar maturities.

     Liabilities related to certificates of deposit. We estimate the fair value of these liabilities using discounted cash flow analyses based on current crediting rates. Since crediting rates are generally not guaranteed beyond one year, market value approximates carrying value.

     Investment borrowings and notes payable. For publicly traded debt, we use current market values. For other notes, we use discounted cash flow analyses based on our current incremental borrowing rates for similar types of borrowing arrangements.

     Company-obligated mandatorily redeemable preferred securities of subsidiary trusts. We use quoted market prices.

                         CONSECO, INC. AND SUBSIDIARIES

     Here are the estimated fair values of our financial instruments:

                                                            1999                    1998
                                                    ---------------------   ---------------------
                                                    CARRYING      FAIR      CARRYING      FAIR
                                                     AMOUNT       VALUE      AMOUNT       VALUE
                                                    ---------   ---------   ---------   ---------
                                                                (DOLLARS IN MILLIONS)
Financial assets:
  Actively managed fixed maturities...............  $22,203.8   $22,203.8   $21,827.3   $21,827.3
  Interest-only securities........................      905.0       905.0     1,305.4     1,305.4
  Equity securities...............................      312.7       312.7       376.4       376.4
  Mortgage loans..................................    1,274.5     1,188.0     1,130.2     1,200.9
  Policy loans....................................      664.1       664.1       685.6       685.6
  Venture capital investments.....................      527.5       527.5        47.1        47.1
  Other invested assets...........................      544.0       820.0       701.0       701.0
  Cash and cash equivalents.......................    1,686.9     1,686.9     1,704.7     1,704.7
  Finance receivables (including finance
     receivables-securitized).....................    9,834.6    10,183.0     3,299.5     3,390.0
Financial liabilities:
  Insurance liabilities for interest-sensitive
     products(1)..................................   17,322.4    17,322.4    17,229.4    17,229.4
  Liabilities related to certificates of
     deposit......................................      870.5       870.5        30.0        30.0
  Investment borrowings...........................      828.9       828.9       956.2       956.2
  Notes payable and commercial paper:
     Corporate....................................    2,481.8     2,431.1     2,932.2     2,900.4
     Finance......................................    4,682.5     4,681.7     2,389.3     2,386.4
     Related to securitized finance receivables
       structured as collateralized borrowings....    4,641.8     4,636.8          --          --
  Company-obligated mandatorily redeemable
     preferred securities of subsidiary trusts....    2,639.1     2,135.3     2,096.9     1,966.6

-------------------------
(1) The estimated fair value of the liabilities for interest-sensitive products was approximately equal to its carrying value at December 31, 1999 and 1998. This was because interest rates credited on the vast majority of account balances approximate current rates paid on similar products and because these rates are not generally guaranteed beyond one year. We are not required to disclose fair values for insurance liabilities, other than those for interest-sensitive products. However, we take into consideration the estimated fair values of all insurance liabilities in our overall management of interest rate risk. We attempt to minimize exposure to changing interest rates by matching investment maturities with amounts due under insurance contracts.

IMPAIRMENT CHARGE

     During 1999 and early 2000 the Company reevaluated its interest-only securities and servicing rights, including the underlying assumptions, in light of loss experience exceeding previous expectations. The principal change in the revised assumptions resulting from this process was an increase in expected future credit losses, relating primarily to reduced assumptions as to future housing price inflation, recent loss experience and refinements to the methodology of the model. The effect of this change was offset somewhat by a revision to the estimation methodology to incorporate the value associated with the cleanup call rights held by the Company in securitizations. We recognized a $554.3 million impairment charge ($349.2 million after tax) in 1999 to reduce the book value of the interest-only securities and servicing rights.

     During the second quarter of 1998, prepayments on securitized loan contracts continued to exceed expectations and management concluded that such prepayments were likely to continue to be higher than

                         CONSECO, INC. AND SUBSIDIARIES
expected in future periods as well. As a result of these developments, we concluded that the value of the interest-only securities and servicing rights had been impaired, and we determined a new value using current assumptions. In addition, the market yields of publicly traded securities similar to our interest-only securities also increased during the second quarter. The assumptions used to determine the new value at that time were based on our internal evaluations and consultation with external investment managers having significant experience in valuing these securities. The new assumptions reflect the following changes from the assumptions previously used: (i) an increase in prepayment rates; (ii) an increase (to 15 percent from 11.5 percent) in the discount rate used to determine the present value of future cash flows; and
(iii) an increase in anticipated default rates. We recognized a $549.4 million impairment charge in 1998 to reduce the carrying value of the interest-only securities and servicing rights.

     In 1997, we conducted a review of the systems, financial modeling and assumptions used in the valuation of our interest-only securities. The review was part of our ongoing process to ascertain the appropriateness of assumptions, systems and methods of modeling to determine the valuation of our interest-only securities. The nature and extent of the review procedures were influenced by our experiencing higher manufactured housing loan prepayments in 1997. We recognized a $190.0 million impairment charge in 1997 to take into account the adverse prepayment experience in 1997 and our expectations of future prepayments, the effect upon the interest-only securities of partial prepayments (principal curtailments), and the impact that higher prepayments have on the weighted average rate of projected future interest due to investors.

CHARGE RELATED TO CONSECO FINANCE MERGER

     We recognized a $148.0 million merger-related charge in the second quarter of 1998 related to the Merger consisting of: $45.0 million transaction costs; $71.0 million severance and other employment related costs; and $32.0 million other costs. Transaction costs included expenses related to the Merger such as fees paid for investment bankers, attorneys, accountants and printers. Severance and other employment related costs included contractual severance and other benefits due to certain executives. Other costs included the write-off of computer equipment and related software that will no longer be used, losses for facilities to be vacated, increases to legal expense accruals, and various other costs.

RECENTLY ISSUED ACCOUNTING STANDARDS

     Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), as amended by Statement of Financial Accounting Standards No. 137, "Deferral of the Effective Date of FASB Statement No. 133" requires all derivative instruments to be recorded on the balance sheet at estimated fair value. Changes in the fair value of derivative instruments are to be recorded each period either in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, on the type of hedge transaction. SFAS 133 is required to be implemented in year 2001. We are currently evaluating the impact of SFAS 133; at present, we do not believe it will have a material effect on our consolidated financial position or results of operations. Because of ongoing changes to implementation guidance, we do not plan on adopting the new standard until the first quarter of 2001.

     We implemented Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1") on January 1, 1999. SOP 98-1 defines internal use software and when the costs associated with internal use software should be capitalized. The implementation of SOP 98-1 did not have a material effect on our consolidated financial position or results of operations.

                         CONSECO, INC. AND SUBSIDIARIES

2.  ACQUISITIONS

     MERGER ACCOUNTED FOR AS A POOLING OF INTERESTS

     On June 30, 1998, we completed the Merger. We issued a total of 128.7 million shares of Conseco common stock (including 5.0 million common equivalent shares issued in exchange for Conseco Finance's outstanding options), exchanging
 .9165 of a share of Conseco common stock for each share of Conseco Finance common stock. The Merger constituted a tax-free exchange and was accounted for under the pooling of interests method. We restated all prior period consolidated financial statements to include Conseco Finance as though it had always been a subsidiary of Conseco.

     The results of operations for Conseco and Conseco Finance, separately and combined, for periods prior to the merger were as follows:

                                                               SIX MONTHS ENDED      YEAR ENDED
                                                                JUNE 30, 1998     DECEMBER 31, 1997
                                                               ----------------   -----------------
                                                                      (DOLLARS IN MILLIONS)
Revenues:
  Conseco...................................................       $3,232.1           $5,568.4
  Conseco Finance...........................................          581.9            1,307.3
  Less elimination of intercompany revenues.................            (.8)              (3.5)
                                                                   --------           --------
     Combined...............................................       $3,813.2           $6,872.2
                                                                   ========           ========
Net income (loss):
  Conseco...................................................       $  274.7           $  567.3
  Conseco Finance...........................................         (358.9)             301.4
  Less elimination of intercompany net income...............           (2.8)              (2.3)
                                                                   --------           --------
     Combined...............................................       $  (87.0)          $  866.4
                                                                   ========           ========

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

ACQUISITION                      EFFECTIVE DATE    TOTAL COST                 FINANCING
-----------                      --------------    -----------                ---------
                                                   (DOLLARS IN
                                                    MILLIONS)
Washington National
  Corporation................  December 1, 1997       $400       Cash
Colonial Penn Life Insurance
  Company and Providential
  Life Insurance Company.....  September 30, 1997      460       Cash and notes payable
Pioneer Financial Services,
  Inc........................  April 1, 1997           505       Common stock and assumption of debt
Capitol American Financial
  Corporation................  January 1, 1997         700       Common stock and assumption of debt

                         CONSECO, INC. AND SUBSIDIARIES

3.  INVESTMENTS:

     At December 31, 1999, the amortized cost and estimated fair value of actively managed fixed maturities and equity securities were as follows:

                                                                   GROSS        GROSS
                                                     AMORTIZED   UNREALIZED   UNREALIZED   ESTIMATED
                                                       COST        GAINS        LOSSES     FAIR VALUE
                                                     ---------   ----------   ----------   ----------
                                                                  (DOLLARS IN MILLIONS)
Investment grade:
  Corporate securities............................   $13,570.6     $37.7       $  965.9    $12,642.4
  United States Treasury securities and
     obligations of United States government
     corporations and agencies....................       317.4       1.7            8.0        311.1
  States and political subdivisions...............       151.5        .1           10.1        141.5
  Debt securities issued by foreign governments...       124.1        .8           11.0        113.9
  Mortgage-backed securities......................     7,587.1       6.4          362.4      7,231.1
Below-investment grade (primarily corporate
  securities).....................................     1,939.7      30.3          206.2      1,763.8
                                                     ---------     -----       --------    ---------
          Total actively managed fixed
            maturities............................   $23,690.4     $77.0       $1,563.6    $22,203.8
                                                     =========     =====       ========    =========
Equity securities.................................   $   323.7     $22.8       $   33.8    $   312.7
                                                     =========     =====       ========    =========

     At December 31, 1998, the amortized cost and estimated fair value of actively managed fixed maturities and equity securities were as follows:

                                                                   GROSS        GROSS
                                                     AMORTIZED   UNREALIZED   UNREALIZED   ESTIMATED
                                                       COST        GAINS        LOSSES     FAIR VALUE
                                                     ---------   ----------   ----------   ----------
                                                                  (DOLLARS IN MILLIONS)
Investment grade:
  Corporate securities............................   $12,717.2     $287.7       $167.8     $12,837.1
  United States Treasury securities and
     obligations of United States government
     corporations and agencies....................       364.7       17.6           .3         382.0
  States and political subdivisions...............       103.2        2.3           .9         104.6
  Debt securities issued by foreign governments...       131.4        3.9          8.5         126.8
  Mortgage-backed securities......................     6,294.7      100.1         17.6       6,377.2
Below-investment grade (primarily corporate
  securities).....................................     2,237.1       12.6        250.1       1,999.6
                                                     ---------     ------       ------     ---------
          Total actively managed fixed
            maturities............................   $21,848.3     $424.2       $445.2     $21,827.3
                                                     =========     ======       ======     =========
Equity securities.................................   $   373.0     $ 15.8       $ 12.4     $   376.4
                                                     =========     ======       ======     =========

                         CONSECO, INC. AND SUBSIDIARIES

     Accumulated other comprehensive loss is primarily comprised of unrealized losses on actively managed fixed maturity investments. Such amounts, included in shareholders' equity as of December 31, 1999 and 1998, were as follows:

                                                                   1999        1998
                                                                ----------    -------
                                                                (DOLLARS IN MILLIONS)
Unrealized losses on investments............................    $(1,504.3)    $(40.4)
Adjustments to cost of policies purchased and cost of
  policies produced.........................................        291.2       10.4
Deferred income tax benefit.................................        443.4       13.7
Other.......................................................         (1.7)      (7.7)
                                                                ---------     ------
          Net unrealized losses on investments..............       (771.4)     (24.0)
Minimum pension liability adjustment, net of income tax
  benefit...................................................          (.2)      (4.4)
                                                                ---------     ------
          Accumulated other comprehensive loss..............    $  (771.6)    $(28.4)
                                                                =========     ======

     The following table sets forth the amortized cost and estimated fair value of actively managed fixed maturities at December 31, 1999, by contractual maturity. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Most of the mortgage-backed securities shown below provide for periodic payments throughout their lives.

                                                                             ESTIMATED
                                                                AMORTIZED      FAIR
                                                                  COST         VALUE
                                                                ---------    ---------
                                                                (DOLLARS IN MILLIONS)
Due in one year or less.....................................    $   299.1    $   299.6
Due after one year through five years.......................      2,156.9      2,105.0
Due after five years through ten years......................      5,058.6      4,706.3
Due after ten years.........................................      8,561.3      7,835.2
                                                                ---------    ---------
     Subtotal...............................................     16,075.9     14,946.1
Mortgage-backed securities(a)...............................      7,614.5      7,257.7
                                                                ---------    ---------
          Total actively managed fixed maturities...........    $23,690.4    $22,203.8
                                                                =========    =========

-------------------------

(a) Includes below-investment grade mortgage-backed securities with an amortized cost and estimated fair value of $27.4 million and $26.6 million, respectively.

                         CONSECO, INC. AND SUBSIDIARIES

     Net investment income consisted of the following:

                                                                 1999        1998        1997
                                                               --------    --------    --------
                                                                    (DOLLARS IN MILLIONS)
Insurance and fee-based operations:
  Fixed maturities.........................................    $1,641.0    $1,628.5    $1,467.5
  Venture capital investments..............................       368.2         6.9          .8
  Equity securities........................................        85.1        27.4        23.6
  Mortgage loans...........................................       106.4        96.4        84.0
  Policy loans.............................................        44.5        44.1        38.6
  Equity-indexed products..................................       142.3       103.9        39.4
  Other invested assets....................................        78.1       132.6        88.6
  Cash and cash equivalents................................        60.2        57.0        39.6
  Separate accounts........................................       172.8        51.0        70.3
                                                               --------    --------    --------
          Gross investment income..........................     2,698.6     2,147.8     1,852.4
  Amortization of the cost of S&P 500 Call Options and
     other investment expenses.............................       104.9        69.7        27.1
                                                               --------    --------    --------
          Net investment income earned by insurance and
            fee-based operations...........................     2,593.7     2,078.1     1,825.3
Finance operations:
  Finance receivables and other............................       632.6       295.5       220.4
  Interest-only securities.................................       185.1       132.9       125.8
                                                               --------    --------    --------
          Net investment income............................    $3,411.4    $2,506.5    $2,171.5
                                                               ========    ========    ========

     The carrying value of fixed maturity investments and mortgage loans not accruing investment income totaled $48.3 million, $50.1 million and $3.1 million at December 31, 1999, 1998 and 1997, respectively.

     Investment gains (losses), net of investment gain expenses, were included in revenue as follows:

                                                                 1999       1998      1997
                                                                -------    ------    ------
                                                                   (DOLLARS IN MILLIONS)
Fixed maturities:
  Gross gains...............................................    $ 121.1    $458.0    $342.6
  Gross losses..............................................     (168.4)   (138.6)    (41.4)
  Other than temporary decline in fair value................      (24.1)    (11.7)     (1.2)
                                                                -------    ------    ------
          Net investment gains (losses) from fixed
            maturities before expenses......................      (71.4)    307.7     300.0
Equity securities...........................................       10.2      (9.1)     13.2
Mortgages...................................................        (.8)     (2.1)      (.8)
Other than temporary decline in fair value of other invested
  assets....................................................       (3.7)    (20.7)       --
Other.......................................................      (20.7)      1.9      (1.2)
                                                                -------    ------    ------
          Net investment gains (losses) before expenses.....      (86.4)    277.7     311.2
Investment expenses.........................................       69.8      69.5      44.7
                                                                -------    ------    ------
          Net investment gains (losses).....................    $(156.2)   $208.2    $266.5
                                                                =======    ======    ======

     At December 31, 1999, the mortgage loan balance was primarily comprised of commercial loans. Approximately 8 percent, 8 percent, 7 percent, 7 percent, 7 percent and 7 percent of the mortgage loan balance were on properties located in Ohio, New York, Texas, Florida, Pennsylvania and California,

                         CONSECO, INC. AND SUBSIDIARIES
respectively. No other state comprised greater than 5 percent of the mortgage loan balance. Less than 1 percent of the mortgage loan balance was noncurrent at December 31, 1999. At December 31, 1999, our allowance for loss on mortgage loans was $3.8 million.

     Life insurance companies are required to maintain certain investments on deposit with state regulatory authorities. Such assets had an aggregate carrying value of $210.0 million at December 31, 1999.

     Conseco had no investments in any single entity in excess of 10 percent of shareholders' equity at December 31, 1999, other than investments issued or guaranteed by the United States government or a United States government agency.

     Our venture capital investments had an estimated fair value of $527.5 million at December 31, 1999, and include equity and equity-type investments made by our subsidiary which engages in venture capital investment activities. Venture capital investment income will fluctuate from period-to-period based on changes in estimated market values of our venture capital investments. During 1999, we invested $53.2 million in a company in the wireless communication business. The market values of many companies in this sector increased significantly in 1999. In the fourth quarter of 1999, our investee sold shares of common stock to the public in an initial public offering. As a result, an ascertainable market value was established for our investment, which we adjusted to recognize liquidity restrictions. In 1999, we recognized venture capital income of $354.8 million related to this investment.

4.  FINANCE RECEIVABLES AND INTEREST-ONLY SECURITIES:

     On September 8, 1999, we announced that we would no longer structure our securitizations in a manner that results in recording a sale of the loans. Instead, we are using the portfolio method to account for securitization transactions structured after that date. Our new securitizations are structured to include provisions that entitle the Company to repurchase assets transferred to the special purpose entity when the aggregate unpaid principal balance reaches a specified level. Until these assets are repurchased, however, the assets are the property of the special purpose entity and are not available to satisfy claims of creditors of the Company. Pursuant to SFAS 125, such securitization transactions are accounted for under the portfolio method, whereby the loans and securitization debt remain on our balance sheet, rather than as sales.

     We classify the finance receivables transferred to the securitization trusts and held as collateral for the notes issued to investors as finance receivables-securitized. We are generally able to repurchase these receivables from the trust when the aggregate unpaid principal balance reaches 20 percent of the initial principal balance of the finance receivables. The average interest rate earned on these receivables at December 31, 1999, was approximately 11.7 percent. We classify the notes issued to investors in the securitization trusts as "notes payable related to securitized finance receivables structured as collateralized borrowings".

     Finance receivables-securitized, summarized by type, were as follows at December 31, 1999 (dollars in millions):

Manufactured housing........................................    $  953.0
Mortgage services...........................................     2,077.3
Consumer/credit card........................................     1,076.9
Commercial..................................................       637.0
                                                                --------
                                                                 4,744.2
Less allowance for credit losses............................        13.7
                                                                --------
          Net finance receivables-securitized...............    $4,730.5
                                                                ========

                         CONSECO, INC. AND SUBSIDIARIES

     The other finance receivables, summarized by type, were as follows:

                                                                     DECEMBER 31,
                                                                ----------------------
                                                                  1999         1998
                                                                ---------    ---------
                                                                (DOLLARS IN MILLIONS)
Manufactured housing........................................    $  795.8     $  798.8
Mortgage services...........................................     1,277.0        603.5
Consumer/credit card........................................       824.7        587.3
Commercial..................................................     2,281.3      1,352.9
                                                                --------     --------
                                                                 5,178.8      3,342.5
Less allowance for credit losses............................        74.7         43.0
                                                                --------     --------
          Net finance receivables...........................    $5,104.1     $3,299.5
                                                                ========     ========

     The changes in the allowance for credit losses included in finance receivables were as follows:

                                                                 1999      1998      1997
                                                                ------    ------    ------
                                                                  (DOLLARS IN MILLIONS)
Allowance for credit losses, beginning of year..............    $ 43.0    $ 19.8    $ 14.3
Provision for losses........................................     128.7      44.2      25.8
Credit losses...............................................     (83.3)    (21.0)    (20.3)
                                                                ------    ------    ------
Allowance for credit losses, end of year....................    $ 88.4    $ 43.0    $ 19.8
                                                                ======    ======    ======

     The securitizations structured prior to our September 8, 1999, announcement met the applicable criteria to be accounted for as sales. At the time the loans were securitized and sold, we recognized a gain and recorded our retained interest represented by the interest-only security. The interest-only security represents the right to receive, over the life of the pool of receivables, the excess of the principal and interest received on the receivables transferred to the special purpose entity over the sum of: (i) principal and interest paid to the holders of other interests in the securitization; and (ii) contractual servicing fees. In some of those securitizations, we also retained certain lower-rated securities that are senior in payment priority to the interest-only securities. Such retained securities had a par value, fair market value and amortized cost of $769.8 million, $694.3 million and $712.6 million, respectively, at December 31, 1999, and were classified as actively managed fixed maturity securities.

     During 1999, 1998 and 1997, the Company sold $9.7 billion, $13.4 billion and $10.7 billion, respectively, of finance receivables in various securitized transactions and recognized gains of $550.6 million, $745.0 million and $779.0 million, respectively.

                         CONSECO, INC. AND SUBSIDIARIES

     The interest-only securities on our balance sheet represent an allocated portion of the cost basis of the finance receivables in the securitization transactions accounted for as sales related to transactions structured prior to September 8, 1999. We used the following assumptions to adjust the amortized cost to estimated fair value at December 31, 1999. The difference between estimated fair value and the amortized cost of the interest-only securities is included in accumulated other comprehensive loss, net of taxes.

                                               MANUFACTURED     HOME EQUITY/     CONSUMER/
                                                 HOUSING      HOME IMPROVEMENT   EQUIPMENT     TOTAL
                                               ------------   ----------------   ---------   ---------
                                                                (DOLLARS IN MILLIONS)
Interest-only securities at fair value.......   $   528.3         $  318.0       $   58.7    $   905.0
Cumulative principal balance of sold finance
  receivables at December 31, 1999...........    22,854.6          8,804.8        3,049.4     34,708.8
Weighted average stated customer interest
  rate on sold finance receivables...........       10.0%            11.5%          11.0%
Assumptions to determine estimated fair value
  of interest-only securities at December 31,
  1999:
     Expected weighted average annual
       constant prepayment rate as a
       percentage of principal balance of
       related finance receivables(a)........        9.4%            21.7%          22.4%
     Expected nondiscounted credit losses as
       a percentage of principal balance of
       related finance receivables(a)........        9.0%             5.8%           5.1%
     Weighted average discount rate..........       14.0%            14.0%          14.0%

-------------------------

(a) The valuation of interest-only securities is affected not only by the projected level of prepayments of principal and net credit losses, but also by the projected timing of such prepayments and net credit losses. Should such timing differ materially from our projections, it could have a material effect on the valuation of our interest-only securities. Additionally, such valuation is determined by discounting cash flows over the entire expected life of the receivables sold.

     We used the assumptions in the table below to determine the initial value of the interest-only securities related to securitizations accounted for as sales in 1999.

                                                         MANUFACTURED     HOME EQUITY/     CONSUMER/
                                                           HOUSING      HOME IMPROVEMENT   EQUIPMENT
                                                         ------------   ----------------   ---------
                                                                    (DOLLARS IN MILLIONS)
Related to securitizations completed in 1999:
  Weighted average stated customer interest rate on
     sold finance receivables(a).......................      9.7%            11.7%           11.4%
  Assumptions to determine gain on sale during 1999:
     Expected weighted average annual constant
       prepayment rate as a percentage of principal
       balance of sold finance receivables(b)..........     10.6%            27.7%           25.8%
     Expected nondiscounted credit losses as a
       percentage of principal balance of sold finance
       receivables(b)..................................      8.6%             3.3%            2.8%
     Weighted average discount rate used for
       determining the gain on sale of finance
       receivables.....................................     14.0%            14.0%           14.0%

-------------------------

(a) The stated interest rate reflects reductions in rates due to collection of points. Including such points, the effective yield on manufactured housing finance receivables was approximately 10.8 percent in 1999.

                         CONSECO, INC. AND SUBSIDIARIES

(b) The valuation of interest-only securities is affected not only by the projected level of prepayments of principal and net credit losses, but also by the projected timing of such prepayments and net credit losses. Should such timing differ materially from our projections, it could have a material effect on the valuation of our interest-only securities.

     Activity in the interest-only securities account during 1999 and 1998 is as follows:

                                                                  1999         1998
                                                                ---------    ---------
                                                                (DOLLARS IN MILLIONS)
Balance, beginning of year..................................    $1,305.4     $1,398.7
  Additions resulting from securitizations during the
     period.................................................       393.9        719.6
  Investment income.........................................       185.1        132.9
  Cash received.............................................      (442.6)      (358.0)
  Impairment charge to reduce carrying value................      (533.8)      (544.4)
  Change in unrealized depreciation charged to shareholders'
     equity.................................................        (3.0)       (43.4)
                                                                --------     --------
Balance, end of year........................................    $  905.0     $1,305.4
                                                                ========     ========

     Credit quality of managed finance receivables was as follows:

                                                                  1999        1998
                                                                --------    --------
60-days-and-over delinquencies as a percentage of managed
  finance receivables at period end.........................       1.42%       1.19%
Net credit losses incurred the last twelve months as a
  percentage of average managed finance receivables during
  the period................................................       1.31%       1.03%
Repossessed collateral inventory as a percentage of managed
  finance receivables at period end.........................       1.34%       1.14%

                         CONSECO, INC. AND SUBSIDIARIES

5.  LIABILITIES FOR INSURANCE AND ASSET ACCUMULATION PRODUCTS:

     These liabilities consisted of the following:

                                                                       INTEREST
                                          WITHDRAWAL     MORTALITY       RATE
                                          ASSUMPTION     ASSUMPTION   ASSUMPTION     1999        1998
                                         -------------   ----------   ----------   ---------   ---------
                                                                                   (DOLLARS IN MILLIONS)
Future policy benefits:
  Interest-sensitive products:
     Investment contracts..............       N/A           N/A          (c)       $12,641.0   $12,566.1
     Universal life-type contracts.....       N/A           N/A          N/A         4,681.4     4,663.3
                                                                                   ---------   ---------
          Total interest-sensitive
            products...................                                             17,322.4    17,229.4
                                                                                   ---------   ---------
  Traditional products:
     Traditional life insurance
       contracts.......................     Company         (a)           6%         1,972.3     1,950.2
                                          experience
     Limited-payment contracts.........     Company         (b)           7%           985.3       974.9
                                          experience,
                                         if applicable
     Individual and group accident and
       health..........................     Company       Company         6%         4,143.3     3,843.1
                                          experience     experience
                                                                                   ---------   ---------
          Total traditional products...                                              7,100.9     6,768.2
                                                                                   ---------   ---------
Claims payable and other policyholder
  funds................................       N/A           N/A          N/A         1,478.7     1,491.5
Liabilities related to separate
  accounts and investment trust........       N/A           N/A          N/A         2,231.4     1,411.1
Liabilities related to certificates of
  deposit..............................       N/A           N/A          N/A           870.5        30.0
                                                                                   ---------   ---------
          Total........................                                            $29,003.9   $26,930.2
                                                                                   =========   =========

-------------------------

(a) Principally, modifications of the 1965 -- 70 and 1975 -- 80 Basic, Select and Ultimate Tables.

(b) Principally, the 1984 United States Population Table and the NAIC 1983 Individual Annuitant Mortality Table.

(c) In 1999 and 1998: (i) approximately 96 percent and 95 percent, respectively, of this liability represented account balances where future benefits are not guaranteed; and (ii) approximately 4 percent and 5 percent, respectively, represented the present value of guaranteed future benefits determined using an average interest rate of approximately 6 percent.

                         CONSECO, INC. AND SUBSIDIARIES

6.  INCOME TAXES:

     Income tax liabilities (assets) were comprised of the following:

                                                                  1999         1998
                                                                ---------    ---------
                                                                (DOLLARS IN MILLIONS)
Deferred income tax liabilities (assets):
  Actively managed fixed maturities.........................    $   126.0    $    59.5
  Interest-only securities..................................        271.3        447.1
  Cost of policies purchased and cost of policies
     produced...............................................      1,086.0        920.0
  Insurance liabilities.....................................     (1,137.6)    (1,102.7)
  Unrealized depreciation...................................       (443.4)       (13.7)
  Net operating loss carryforward...........................       (269.9)      (353.4)
  Other.....................................................        212.6        188.2
                                                                ---------    ---------
          Deferred income tax liabilities (assets)..........       (155.0)       145.0
Current income tax liabilities (assets).....................        (54.8)        52.1
                                                                ---------    ---------
          Income tax liabilities (assets)...................    $  (209.8)   $   197.1
                                                                =========    =========

     Income tax expense was as follows:

                                                                 1999      1998      1997
                                                                ------    ------    ------
                                                                  (DOLLARS IN MILLIONS)
Current tax provision.......................................    $270.3    $235.7    $207.9
Deferred tax provision......................................     152.8     209.9     352.2
                                                                ------    ------    ------
  Income tax expense........................................    $423.1    $445.6    $560.1
                                                                ======    ======    ======

     A reconciliation of the income tax provisions based on the U.S. statutory corporate tax rate to the provisions reflected in the consolidated statement of operations is as follows:

                                                                1999    1998    1997
                                                                ----    ----    ----
Tax on income before income taxes at statutory rate.........    35.0%   35.0%   35.0%
Goodwill....................................................     3.3     3.6     2.0
State taxes.................................................      .9     1.4     1.8
Settlement of tax issues related to revenue recognized as
  gain on sale of finance receivables.......................    (2.6)     --      --
Other.......................................................      .2     2.6    (1.1)
                                                                ----    ----    ----
  Income tax expense........................................    36.8%   42.6%   37.7%
                                                                ====    ====    ====

     At December 31, 1999, Conseco had federal income tax loss carryforwards of $771.1 million available (subject to various statutory restrictions) for use on future tax returns. Portions of these carryforwards begin expiring in 2003. The following restrictions exist with respect to the utilization of portions of the loss carryforwards: (i) $44.7 million may be used only to offset income from our non-life insurance companies; (ii) $107.0 million (attributable to acquired companies) may be used only to offset the income from those companies; and (iii) $619.4 million is available to offset income from certain life insurance subsidiaries, our finance subsidiaries and all other non-life insurance subsidiaries. None of the carryforwards are available to reduce the future tax provision for financial reporting purposes.

                         CONSECO, INC. AND SUBSIDIARIES

7.  NOTES PAYABLE AND COMMERCIAL PAPER:

NOTES PAYABLE AND COMMERCIAL PAPER (EXCLUDING NOTES PAYABLE RELATED TO SECURITIZED FINANCE RECEIVABLES STRUCTURED AS COLLATERALIZED BORROWINGS)

     Notes payable and commercial paper (excluding notes payable related to securitized finance receivables structured as collateralized borrowings) at December 31, 1999 and 1998, were as follows (interest rates as of December 31, 1999):

                                                                  1999         1998
                                                                ---------    ---------
                                                                (DOLLARS IN MILLIONS)
Bank credit facilities (6.67%)..............................    $1,032.0     $1,250.0
Commercial paper (6.84%)....................................       898.4        784.4
Master repurchase agreements due on various dates in 2000
  (6.22%)...................................................     1,620.9        780.6
Credit facility collateralized by retained interests in
  securitizations due 2000 (8.46%)..........................       499.0        300.0
Medium term notes due April 2000 to April 2003 (6.53%)......       226.7        238.7
7.875% notes due 2000.......................................       150.0        150.0
7.6% senior notes due 2001..................................       118.9           --
6.4% notes due 2001 to 2003.................................       800.0        800.0
8.5% notes due 2002.........................................       450.0           --
10.25% senior subordinated notes due 2002...................       193.6        194.0
Notes payable due 2003 (6.1%)...............................       250.0        400.0
6.8% senior notes due 2005..................................       250.0        250.0
9.0% notes due 2006.........................................       550.0           --
Other.......................................................       146.6        190.7
                                                                --------     --------
     Total principal amount.................................     7,186.1      5,338.4
Unamortized net discount....................................        21.8         16.9
                                                                --------     --------
     Total notes payable and commercial paper...............    $7,164.3     $5,321.5
                                                                ========     ========
     Total allocated to:
       Corporate............................................    $2,481.8     $2,932.2
       Finance segment......................................     4,682.5      2,389.3
                                                                --------     --------
          Total notes payable and commercial paper..........    $7,164.3     $5,321.5
                                                                ========     ========

     Our current bank credit facilities allow us to borrow up to $2.3 billion, of which $1.5 billion may be borrowed until 2003 and $.8 billion may be borrowed until September 2000. Borrowings under these facilities averaged $1,155.3 million during 1999, at a weighted average interest rate of 5.45 percent. The credit facility requires us to maintain various financial ratios, as defined in the agreement, including: (i) a debt-to-total capitalization ratio less than
 .45:1 (such ratio was .36:1 at December 31, 1999); and (ii) an interest coverage ratio greater than 2.25:1 for the period October 1, 1999 through September 30, 2001 and greater than 2.50:1 thereafter (such ratio was 5.47:1 for the period ended December 31, 1999). We use unsecured bank credit facilities to support our commercial paper program.

     Borrowings under our commercial paper program averaged $1,058.3 million during 1999, at a weighted average interest rate of 5.3 percent.

     Notes payable due 2003 bear interest at LIBOR plus .5 percent. Such notes are putable by the holder prior to the maturity date at a 1 to 3 percent discount to par. The notes and accrued interest thereon are secured by standby letters of credit.

                         CONSECO, INC. AND SUBSIDIARIES

     As of December 31, 1999, we had $6.9 billion of master repurchase agreements and commercial paper conduit facilities (of which $2.9 billion was outstanding) with various banking and investment banking firms, subject to the availability of eligible collateral. The agreements generally provide for one year terms, some of which can be extended each quarter by mutual agreement of the parties for an additional year, based upon the financial performance of our finance subsidiary.

     During 1998, we repurchased various senior and senior subordinated debt with: (i) par value of $343.5 million; (ii) interest rates of 8.125 percent to
11.25 percent; and (iii) maturity dates of 2002 to 2004. We recognized an extraordinary charge of $42.6 million (net of income taxes of $24.1 million). During 1997, we repurchased various senior and senior subordinated debt with:
(i) par value of $103.8 million; (ii) interest rates of 8.125 percent to 11.125 percent; and (iii) maturity dates of 2003 to 2004. We recognized an extraordinary charge of $6.9 million (net of income taxes of $3.6 million).

     The maturities of notes payable and commercial paper (excluding notes payable related to securitized finance receivables structured as collateralized borrowings) at December 31, 1999, were as follows (dollars in millions):

     Bank credit facilities, commercial paper, master repurchase agreements and similar credit facilities that are used for short-term funding:

     2000...................................................  $2,600.3
     2003...................................................   1,500.0
     Term debt:
     2000...................................................     154.3
     2001...................................................     671.6
     2002...................................................     865.7
     2003...................................................     568.4
     2004...................................................      24.5
     Thereafter.............................................     801.3
                                                              --------
          Total par value at December 31, 1999..............  $7,186.1
                                                              ========

NOTES PAYABLE RELATED TO SECURITIZED FINANCE RECEIVABLES STRUCTURED AS COLLATERALIZED BORROWINGS

     Notes payable related to securitized finance receivables structured as collateralized borrowings were $4,641.8 million at December 31, 1999. The principal and interest on these notes are paid using the cash flows from the underlying finance receivables which serve as collateral for the notes. Accordingly, the timing of the principal payments on these notes is dependent on the payments received on the underlying finance receivables which back the notes. The average interest rate on these notes at December 31, 1999 was 7.6 percent.

                         CONSECO, INC. AND SUBSIDIARIES

8.  OTHER DISCLOSURES:

LEASES

     The Company rents office space, equipment and computer software under noncancellable operating leases. Rental expense was $61.5 million in 1999, $50.6 million in 1998 and $48.2 million in 1997. Future required minimum rental payments as of December 31, 1999, were as follows (dollars in millions):

2000........................................................  $ 61.4
2001........................................................    45.9
2002........................................................    34.6
2003........................................................    26.6
2004........................................................    16.4
Thereafter..................................................    43.1
                                                              ------
     Total..................................................  $228.0
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

                                                                                 POSTRETIREMENT
                                                              PENSION BENEFITS      BENEFITS
                                                              ----------------   ---------------
                                                               1999     1998      1999     1998
                                                              ------   -------   ------   ------
                                                                    (DOLLARS IN MILLIONS)
Benefit obligation, beginning of year......................   $88.5    $ 72.9    $ 25.9   $ 25.6
  Service cost.............................................     7.3       7.3        --       --
  Interest cost............................................     3.0       5.0       1.6      1.8
  Plan participants' contributions.........................      --        --       1.9      2.7
  Actuarial loss (gain)....................................   (40.6)      4.3      (2.6)     2.4
  Settlement and curtailment gains.........................   (15.8)       --        --       --
  Benefits paid............................................   (21.8)     (1.0)     (4.9)    (6.6)
                                                              -----    ------    ------   ------
Benefit obligation, end of year............................   $20.6    $ 88.5    $ 21.9   $ 25.9
                                                              =====    ======    ======   ======
Fair value of plan assets, beginning of year...............   $15.1    $  9.1    $  5.1   $  5.9
  Actual return on plan assets.............................     2.5       2.6        .3       .3
  Employer contributions...................................     3.7       4.4        --       --
  Plan participants' contributions.........................      --        --        .4       .4
  Benefits paid............................................    (2.5)     (1.0)     (1.5)    (1.5)
                                                              -----    ------    ------   ------
Fair value of plan assets, end of year.....................   $18.8    $ 15.1    $  4.3   $  5.1
                                                              =====    ======    ======   ======
Funded status..............................................   $(1.8)   $(73.4)   $(17.6)  $(20.8)
Unrecognized net actuarial loss (gain).....................      .4      43.4     (12.5)    (8.7)
Unrecognized prior service cost............................      --       (.2)       --      (.3)
                                                              -----    ------    ------   ------
          Accrued benefit liability........................   $(1.4)   $(30.2)   $(30.1)  $(29.8)
                                                              =====    ======    ======   ======

     We used the following weighted average assumptions to calculate benefit obligations for our 1999 and 1998 valuations: discount rate of approximately 6.9 percent and 6.5 percent, respectively; an expected return on plan assets of approximately 8.2 percent and 7.9 percent, respectively; and an assumed rate of

                         CONSECO, INC. AND SUBSIDIARIES
compensation increase of 5.5 percent in both 1999 and 1998. For measurement purposes, we assumed a 9.0 percent annual rate of increase in the per capita cost of covered health care benefits for 2000, decreasing gradually to 5.0 percent in 2011 and remaining level thereafter. During 1999, we amended the pension plans of recently acquired companies to reduce future benefits accruing under such plans. These changes resulted in the actuarial, settlement and curtailment gains summarized above.

     Components of the cost we recognized related to pension and postretirement plans were as follows:

                                                PENSION BENEFITS        POSTRETIREMENT BENEFITS
                                             -----------------------    -----------------------
                                             1999     1998     1997     1999     1998     1997
                                             -----    -----    -----    -----    -----    -----
                                                           (DOLLARS IN MILLIONS)
Service cost..............................   $ 7.3    $ 7.3    $ 4.8    $  --    $  --    $  .1
Interest cost.............................     3.0      5.0      3.9      1.6      1.8      2.1
Expected return of plan assets............    (1.4)     (.9)     (.7)     (.2)     (.2)     (.3)
Amortization of prior service cost........      --       .2       .2      (.8)    (1.6)    (1.3)
Recognized net actuarial loss.............     1.0      2.2      1.8       --      (.2)     (.2)
                                             -----    -----    -----    -----    -----    -----
          Net periodic benefit cost.......   $ 9.9    $13.8    $10.0    $  .6    $ (.2)   $  .4
                                             =====    =====    =====    =====    =====    =====

     A one-percentage-point change in the assumed health care cost trend rates would have an insignificant effect on the net periodic benefit cost of our postretirement benefit obligation.

     The Company has qualified defined contribution plans for which substantially all employees are eligible. Company contributions, which match certain voluntary employee contributions to the plan, totaled $10.3 million in 1999, $6.2 million in 1998, and $6.3 million in 1997. Matching contributions are required to be made either in cash or in Conseco common stock.

LITIGATION

     Conseco Finance was served with various related lawsuits filed in the United States District Court for the District of Minnesota. These lawsuits were generally filed as purported class actions on behalf of persons or entities who purchased common stock or options of Conseco Finance during alleged class periods that generally run from February 1995 to January 1998. One action (Florida State Board of Admin. v. Green Tree Financial Corp., Case No. 98-1162) did not include class action claims. In addition to Conseco Finance, certain current and former officers and directors of Conseco Finance are named as defendants in one or more of the lawsuits. Conseco Finance and other defendants obtained an order consolidating the lawsuits seeking class action status into two actions, one of which pertains to a purported class of common stockholders (In re Green Tree Financial Corp. Stock Litig., Case No. 97-2666) and the other which pertains to a purported class action of stock option traders (In re Green Tree Financial Corp. Options Litig., Case No. 97-2679). Plaintiffs in the lawsuits assert claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. In each case, plaintiffs allege that Conseco Finance and the other defendants violated federal securities laws by, among other things, making false and misleading statements about the current state and future prospects of Conseco Finance (particularly with respect to prepayment assumptions and performance of certain loan portfolios of Conseco Finance) which allegedly rendered Conseco Finance's financial statements false and misleading. On August 24, 1999, the United States District Court for the District of Minnesota issued an order to dismiss with prejudice all claims alleged in the lawsuits. The plaintiffs subsequently appealed the decision to the U.S. Court of Appeals for the 8th Circuit, and the appeal is currently pending. The Company believes that the lawsuits are without merit and intends to continue to defend them vigorously. The ultimate outcome of these lawsuits cannot be predicted with certainty.

     Four lawsuits have been filed against Conseco in the United States District Court for the Southern District of Indiana. The cases, captioned Luisi v. Conseco, Inc., et al., Case No. IP00-C-0593 B/S, Sechrist v.

                         CONSECO, INC. AND SUBSIDIARIES

Conseco, Inc., et at., Case No. IP00-C-0585-M/S, Klein v. Conseco, Inc., et al., Case No. IP00-0602 C-M/S, and Brody v. Conseco, Inc., et at., Case No. IP00-0609 C-M/S, were filed as purported class actions on behalf of persons or entities that purchased Conseco common stock during the alleged class periods that generally run from April of 1999 through April of 2000. Two officers/directors of Conseco are named as defendants in the lawsuits. In each case, the plaintiffs assert claims under Section 10(b) and 20(a) of the Securities Exchange Act of 1934. In each case, plaintiffs allege that Conseco and the individual defendants violated federal securities laws by, among other things, making false and misleading statements about the current state and future prospects of Conseco Finance (particularly with respect to performance of certain loan portfolios of Conseco Finance) which allegedly rendered Conseco's financial statements false and misleading. The Company believes that the lawsuits are without merit and intends to defend them vigorously. The ultimate outcome of these lawsuits cannot be predicted with certainty.

     Conseco, Inc. and its subsidiaries, Conseco Life Insurance Company, and Wabash Life Insurance Company, are currently named defendants in a certified nationwide class action lawsuit in the Superior Court for Santa Clara County (California, cause number CV768991) and captioned "John P. Dupell and the John
P. Dupell 1992 Insurance Trust vs. Massachusetts General Life Insurance Company:
Life Partners Group, Inc., Wabash Life Insurance Company, Conseco, Inc., Donovan
R. Bolton, et al." The class, approximately 345,000 in number, consists of all persons who purchased universal life insurance policies from Conseco Life Insurance Company, formerly named Massachusetts General Life Insurance Company, between January 1, 1984 and July 23, 1999 (excluding policies where death benefits were paid). The claims involve the changing interest rate climate between the 1980's and the comparatively lower rates in the 1990's, and the resulting lower rates credited to universal life products. The plaintiffs asserted claims of fraud, breach of the covenant of good faith and fair dealing, negligence, negligent misrepresentation, unjust enrichment and related matters. Conseco believes this lawsuit is without merit and is defending it vigorously. The ultimate outcome of this lawsuit cannot be predicted with certainty.

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

GUARANTY FUND ASSESSMENTS

     The balance sheet at December 31, 1999, includes: (i) accruals of $29.2 million, representing our estimate of all known assessments that will be levied against the Company's insurance subsidiaries by various state guaranty associations based on premiums written through December 31, 1999; and (ii) receivables of $13.1 million that we estimate will be recovered through a reduction in future premium taxes as a result of such assessments. These estimates are subject to change when the associations determine more precisely the losses that have occurred and how such losses will be allocated among the insurance companies. We recognized expense for such assessments of $5.0 million in 1999, $16.2 million in 1998 and $3.7 million in 1997.

GUARANTEES

     We have provided guarantees of approximately $1.6 billion at December 31, 1999, in conjunction with certain sales of finance receivables. We believe the likelihood of a significant loss from such guarantees is remote.

     We have guaranteed bank loans totaling $575.8 million to approximately 170 directors, officers and key employees. The funds were used by the participants to purchase approximately 19.0 million Conseco shares in open market or negotiated transactions with independent parties. Such shares are held by the bank as

                         CONSECO, INC. AND SUBSIDIARIES
collateral for the loans. The bank loans we have guaranteed are scheduled to mature as follows: $150.0 million on May 31, 2000 and $425.8 million on August 30, 2001. The Company expects the banks to extend the maturity dates of these loans when they become due. At December 31, 1999, the guaranteed bank loans exceeded the value of the common stock collateralizing the loans by $281.0 million. All participants have agreed to indemnify Conseco for any loss incurred on their loans. In addition, we have provided loans to participants for interest on the bank loans totaling $44.8 million. We regularly evaluate these guarantees and loans in light of the collateral and the creditworthiness of the participants. In 1999 we established a noncash provision of $18.9 million ($11.9 after tax) in connection with these guarantees and loans, which was included as a component of the provisions for losses.

COMPANY-OBLIGATED MANDATORILY REDEEMABLE PREFERRED SECURITIES OF SUBSIDIARY
TRUSTS

     Certain wholly owned subsidiary trusts have issued preferred securities in public offerings. The trusts used the proceeds from these offerings to purchase subordinated debentures from Conseco. The terms of the preferred securities parallel the terms of the debentures, which account for substantially all trust assets. The preferred securities are to be redeemed on a pro rata basis, to the same extent as the debentures are repaid. Under certain circumstances involving a change in law or legal interpretation, the debentures may be distributed to the holders of the preferred securities. Our obligations under the debentures and related agreements, taken together, provide a full and unconditional guarantee of payments due on the preferred securities. The debentures issued to the subsidiary trusts and the common securities purchased by Conseco from the subsidiary trusts are eliminated in the consolidated financial statements.

                                           YEAR                 CARRYING    DISTRIBUTION   EARLIEST/MANDATORY
                                          ISSUED   PAR VALUE      VALUE         RATE        REDEMPTION DATES
                                          ------   ----------   ---------   ------------   ------------------
                                                   (DOLLARS IN MILLIONS)
Trust Originated Preferred
  Securities...........................    1999     $  300.0    $  290.9         9.44%         2004/2029(d)
Redeemable Hybrid Income Overnight
  Shares ("RHINOS")(a).................    1999        250.0       244.4            (a)             2002
Trust Originated Preferred
  Securities...........................    1998        500.0       487.0          8.70         2003/2028(d)
Trust Originated Preferred
  Securities...........................    1998        230.0       223.7          9.00         2003/2028(d)
Capital Securities(b)..................    1997        300.0       300.0          8.80              2027
FELINE PRIDES(c).......................    1997        503.6       493.1          6.75              2003
Trust Originated Preferred
  Securities...........................    1996        275.0       275.0          9.16         2001/2026(d)
Capital Trust Pass-through
  Securities(b)........................    1996        325.0       325.0          8.70              2026
                                                    --------    --------
                                                    $2,683.6    $2,639.1
                                                    ========    ========

-------------------------

(a) Each RHINOS security pays cash distributions at a floating rate equal to the three-month LIBOR plus 225 basis points, payable quarterly (such rate was 8.35 percent at December 31, 1999). In April 2000, the Company and the holder of the RHINOS agreed to the repurchase by the Company of the RHINOS. In connection with the RHINOS repurchase, the Company is entering into a bank credit facility of $125.0 million.

(b) These securities may be redeemed anytime at: (i) the principal balance; plus
    (ii) a premium equal to the excess, if any, of the sum of the discounted present value of the remaining scheduled payments of principal and interest using a current market interest rate over the principal amount of securities to be redeemed.

(c) Each FELINE PRIDES includes: (a) a stock purchase contract under which the holder: (i) will purchase a number of shares of Conseco common stock on February 16, 2001 (ranging from .9363 to 1.1268 shares per FELINE PRIDES equivalent to $44.38 to $53.40 per common share) under the terms specified in the stock purchase contract; and (ii) will receive a contract adjustment payment equal to

                         CONSECO, INC. AND SUBSIDIARIES

     .25 percent of the value of the security; and (b) a beneficial ownership of a 6.75 percent trust originated preferred security. Each holder will receive aggregate cumulative cash distributions at the annual rate of 7 percent of the $50 stated amount per security, payable quarterly. The applicable distribution rate on the trust originated preferred securities that remain outstanding during the period February 16, 2001, through February 16, 2003, will be reset so that the market value of the trust originated preferred securities will be equal to 100.5 percent of the par value. Conseco may limit the market rate reset to be no higher than the rate on the two-year benchmark Treasury plus 200 basis points.

(d) The mandatory redemption dates of these securities may be extended for up to 19 years.

RECLASSIFICATION ADJUSTMENTS INCLUDED IN COMPREHENSIVE INCOME

     The changes in unrealized appreciation (depreciation) included in comprehensive income are net of reclassification adjustments for after-tax net gains (losses) from the sale of investments included in net income of approximately $(25) million, $475 million and $105 million for the years ended December 31, 1999, 1998 and 1997, respectively.

9.  SHAREHOLDERS' EQUITY:

     We are authorized to issue up to 20 million shares of preferred stock. On December 15, 1999, we issued $500.0 million (2.6 million shares) of Series F Common-Linked Convertible Preferred Stock (the "Series F Preferred Stock") to Thomas H. Lee Company and affiliated investors. The Series F Preferred Stock is convertible into Conseco common stock at a common equivalent rate of $19.25 per share. The Series F Preferred Stock pays a 4 percent dividend, of which an amount at least equal to the common dividend will be payable in cash, and the remainder may be paid in additional Series F shares valued at $19.25 per share.

     In February 1999, we redeemed all $105.5 million (carrying value) of outstanding shares of Preferred Redeemable Increased Dividend Equity Securities, 7% PRIDES Convertible Preferred Stock ("PRIDES") in exchange for 5.9 million shares of Conseco common stock.

     Preferred stock dividends in 1997 include $13.2 million of payments made to induce the conversion of certain preferred stock to common shares.

     Changes in the number of shares of common stock outstanding during the years ended December 31, 1999, 1998 and 1997 were as follows:

                                                                 1999       1998       1997
                                                                -------    -------    -------
                                                                    (SHARES IN THOUSANDS)
Balance, beginning of year..................................    315,844    310,012    293,359
  Stock options exercised...................................      5,130      9,125     12,825
  Stock warrants exercised..................................         --        862         --
  Issuance of shares........................................      3,582         --         --
  Shares issued in conjunction with acquired companies......         --         --     11,264
  Common shares converted from convertible subordinated
     debentures.............................................         --      2,246      5,139
  Common shares converted from PRIDES.......................      5,904        578      8,462
  Shares issued under employee benefit compensation plans...        126         46      1,498
  Treasury stock purchased..................................     (2,907)    (7,025)   (22,535)
                                                                -------    -------    -------
Balance, end of year........................................    327,679    315,844    310,012
                                                                =======    =======    =======

     Dividends declared on common stock for 1999, 1998 and 1997, were $.580, $.530 and $.313 per common share, respectively. Our accrual for declared but unpaid dividends was $49.2 million at December 31, 1999.

                         CONSECO, INC. AND SUBSIDIARIES

Such dividends were paid in January 2000. Cash dividends are paid quarterly at an amount determined by our Board of Directors. As part of our plan to strengthen our capital structure, the Board of Directors reduced the cash dividend on our common stock to a quarterly rate of 5 cents per share, beginning with the dividend to be paid in April of 2000.

     On June 30, 1999, we sold 3.1 million shares of our common stock to an unaffiliated party (the "Buyer") at the then-current market value of $29.0625 per share. Simultaneous with the issuance of the common stock, we entered into a forward transaction with the Buyer to be settled at $29.0625 per share in a method of our choosing (i.e., we may select cash settlement, transfer of net shares to or from the Buyer, or transfer of net cash to or from the Buyer). We make payments to the Buyer equivalent to a total fixed return of LIBOR plus 65 basis points for the length of time the forward transaction is outstanding. We settled the contract in March 2000 by repurchasing the shares held by the Buyer.

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

     The stock option activity and related information includes the combined activity and information of both Conseco and Conseco Finance for all periods. On March 1, 1998, prior to the time the Merger was contemplated, Conseco Finance repriced certain of its employee stock options to the current market price. A summary of the Company's stock option activity and related information for the years ended December 31, 1999, 1998 and 1997, is presented below (shares in thousands):

                                                   1999                1998                 1997
                                             -----------------   -----------------   ------------------
                                                      WEIGHTED            WEIGHTED             WEIGHTED
                                                      AVERAGE             AVERAGE              AVERAGE
                                                      EXERCISE            EXERCISE             EXERCISE
                                             SHARES    PRICE     SHARES    PRICE     SHARES     PRICE
                                             ------   --------   ------   --------   -------   --------
Outstanding at the beginning of year.......  32,085    $30.91    33,511    $24.78     37,951    $17.98
Options granted............................   7,725     26.37    10,091     41.76      8,212     39.77
Options of Conseco Finance repriced prior
  to the Merger............................      --        --     2,594     25.10         --        --
Options assumed in connection with
  mergers..................................      --        --        --        --      1,358     20.48
Exercised..................................  (5,130)    15.83    (9,125)    19.36    (12,825)    13.59
Forfeited..................................    (930)    30.37    (2,392)    21.80     (1,185)    26.94
Terminated in repricing program............      --        --    (2,594)    37.13         --        --
                                             ------              ------              -------
Outstanding at the end of the year.........  33,750     32.15    32,085     30.91     33,511     24.78
                                             ======              ======              =======
Options exercisable at year-end............  19,937              16,213               13,079
                                             ======              ======              =======
Available for future grant.................  37,290              32,873               17,206
                                             ======              ======              =======

                         CONSECO, INC. AND SUBSIDIARIES

     As a result of the Merger, all options previously issued by Conseco Finance became immediately exercisable on June 30, 1998. The following table summarizes information about stock options outstanding at December 31, 1999 (shares in thousands):

                                                        OPTIONS OUTSTANDING            OPTIONS EXERCISABLE
                                                -----------------------------------   ----------------------
                                                               WEIGHTED
                                                               AVERAGE     WEIGHTED                 WEIGHTED
                                                              REMAINING    AVERAGE                  AVERAGE
                                                  NUMBER         LIFE      EXERCISE     NUMBER      EXERCISE
RANGE OF EXERCISE PRICES                        OUTSTANDING   (IN YEARS)    PRICE     EXERCISABLE    PRICE
------------------------                        -----------   ----------   --------   -----------   --------
$ 5.00 - 16.57................................     3,327          3.8       $12.96       2,151       $12.59
 17.88 - 26.19................................     8,241          8.2        23.82       4,430        24.59
 27.19 - 30.41................................     2,651         12.4        30.09         969        29.65
 30.73 - 45.84................................    14,982          7.8        35.96      11,053        35.61
 46.71 - 51.28................................     4,549          8.3        49.97       1,334        48.25
                                                  ------                                ------
                                                  33,750                                19,937
                                                  ======                                ======

     We apply Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations in accounting for our stock option plans. Since the amount an employee must pay to acquire the stock is equal to the market price of the stock on the grant date, no compensation cost has been recognized for our stock option plans. Had compensation cost been determined based on the fair value at the grant dates for awards granted after January 1, 1995, consistent with the method of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", the Company's pro forma net income and pro forma earnings per share for the years ended December 31, 1999, 1998 and 1997 would have been as follows:

                                         1999                      1998                      1997
                                -----------------------   -----------------------   -----------------------
                                AS REPORTED   PRO FORMA   AS REPORTED   PRO FORMA   AS REPORTED   PRO FORMA
                                -----------   ---------   -----------   ---------   -----------   ---------
                                              (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
Net income...................     $595.0       $559.9       $467.1       $389.9       $866.4       $800.6
Basic earnings per share.....       1.83         1.73         1.47         1.23         2.72         2.50
Diluted earnings per share...       1.79         1.69         1.40         1.17         2.52         2.32

     We estimated the fair value of each option grant used to determine the pro forma amounts summarized above using the Black-Scholes option valuation model with the following weighted average assumptions for 1999, 1998 and 1997:

                                                           1999 GRANTS    1998 GRANTS    1997 GRANTS
                                                           -----------    -----------    -----------
Weighted average risk-free interest rates..............          5.6%           5.4%           6.4%
Weighted average dividend yields.......................          2.2%           1.2%            .9%
Volatility factors.....................................           35%            35%            28%
Weighted average expected life.........................      4 years        4 years        4 years
Weighted average fair value per share..................      $  7.34        $ 12.16        $ 12.15

     At December 31, 1999, a total of 131 million shares of common stock were reserved for issuance under the FELINE PRIDES, stock option, stock bonus and deferred compensation plans, forward underwriting agreement (entered into at the time we issued the RHINOS), Series F Common-Linked Preferred Stock and warrants to buy 700,000 shares of Conseco common stock for $13.8 million at anytime through September 29, 2006.

                         CONSECO, INC. AND SUBSIDIARIES

     A reconciliation of income and shares used to calculate basic and diluted earnings per share is as follows:

                                                                 1999       1998       1997
                                                                -------    -------    -------
                                                                  (DOLLARS IN MILLIONS AND
                                                                    SHARES IN THOUSANDS)
Income:
  Income before extraordinary charge........................    $ 595.0    $ 509.7    $ 873.3
  Preferred stock dividends.................................        1.5        7.8       21.9
                                                                -------    -------    -------
     Income before extraordinary charge applicable to common
       ownership for basic earnings per share...............      593.5      501.9      851.4
  Effect of dilutive securities:
     Preferred stock dividends..............................        1.5        7.8        8.7
                                                                -------    -------    -------
     Income before extraordinary charge applicable to common
       ownership and assumed conversions for diluted
       earnings per share...................................    $ 595.0    $ 509.7    $ 860.1
                                                                =======    =======    =======
Shares:
  Weighted average shares outstanding for basic earnings per
     share..................................................    324,635    311,785    311,050
  Effect of dilutive securities on weighted average shares:
     Stock options..........................................      2,231      8,317     13,011
     Employee benefit plans.................................      2,064      1,942      2,268
     Preferred stock........................................      1,643      6,141      6,936
     Convertible securities.................................      1,959      4,516      5,457
     Forward purchase agreement.............................        361         --         --
                                                                -------    -------    -------
       Weighted average shares outstanding for diluted
          earnings per share................................    332,893    332,701    338,722
                                                                =======    =======    =======

10.  OTHER OPERATING STATEMENT DATA:

     Insurance policy income consisted of the following:

                                                                 1999      1998          1997
                                                               --------    --------    --------
                                                                    (DOLLARS IN MILLIONS)
Traditional products:
  Direct premiums collected................................    $6,377.5    $6,189.5    $5,264.4
  Reinsurance assumed......................................       547.8       316.0       290.3
  Reinsurance ceded........................................      (418.6)     (541.3)     (499.0)
                                                               --------    --------    --------
          Premiums collected, net of reinsurance...........     6,506.7     5,964.2     5,055.7
  Change in unearned premiums..............................        (3.9)       29.5        (2.2)
  Less premiums on universal life and products without
     mortality and morbidity risk which are recorded as
     additions to insurance liabilities....................    (3,023.3)   (2,585.7)   (2,099.4)
                                                               --------    --------    --------
          Premiums on traditional products with mortality
            or morbidity risk, recorded as insurance policy
            income.........................................     3,479.5     3,408.0     2,954.1
Fees and surrender charges on interest-sensitive
  products.................................................       561.0       540.8       456.7
                                                               --------    --------    --------
          Insurance policy income..........................    $4,040.5    $3,948.8    $3,410.8
                                                               ========    ========    ========

                         CONSECO, INC. AND SUBSIDIARIES

     The four states with the largest shares of 1999 collected premiums were California (9.8 percent), Florida (8.6 percent), Illinois (8.2 percent) and Texas (6.9 percent). No other state accounted for more than 5 percent of total collected premiums.

     Other operating costs and expenses were as follows:

                                                                 1999        1998        1997
                                                               --------    --------    --------
                                                                    (DOLLARS IN MILLIONS)
Commission expense.........................................    $  249.2    $  229.5    $  201.2
Salaries and wages.........................................       542.0       423.4       360.1
Other......................................................       562.0       566.0       469.7
                                                               --------    --------    --------
       Total other operating costs and expenses............    $1,353.2    $1,218.9    $1,031.0
                                                               ========    ========    ========

     During 1997, we recorded a $41.5 million increase to claim reserves and a $20.9 million write-off of cost of policies produced and cost of policies purchased related to premium deficiencies on our Medicare supplement business in Massachusetts. Regulators in that state have not allowed premium increases for Medicare supplement products needed to avoid losses on the business. We are currently seeking such rate increases. We are no longer writing new Medicare supplement business in Massachusetts. Other operating costs and expenses in 1997 also included expenses of $9.3 million (net of proceeds from a life insurance policy) related to the death of an executive officer.

     Changes in the cost of policies purchased were as follows:

                                                                 1999        1998        1997
                                                               --------    --------    --------
                                                                    (DOLLARS IN MILLIONS)
Balance, beginning of year.................................    $2,425.2    $2,466.4    $2,015.0
  Additional acquisition expense on acquired policies......        17.9        75.0        93.9
  Amortization.............................................      (437.2)     (369.2)     (413.2)
  Amounts related to fair value adjustment of actively
     managed fixed maturities..............................       203.3       167.7      (128.4)
  Amounts acquired in mergers and acquisitions.............          --          --       914.2
  Reinsurance and other....................................        49.3        85.3       (15.1)
                                                               --------    --------    --------
Balance, end of year.......................................    $2,258.5    $2,425.2    $2,466.4
                                                               ========    ========    ========

     Based on current conditions and assumptions as to future events on all policies in force, the Company expects to amortize approximately 13 percent of the December 31, 1999, balance of cost of policies purchased in 2000, 11 percent in 2001, 10 percent in 2002, 8 percent in 2003 and 7 percent in 2004. The discount rates used to determine the amortization of the cost of policies purchased averaged 7 percent in each of the three years ended December 31, 1999.

                         CONSECO, INC. AND SUBSIDIARIES

     Changes in the cost of policies produced were as follows:

                                                                  1999        1998       1997
                                                                --------    --------    ------
                                                                    (DOLLARS IN MILLIONS)
Balance, beginning of year..................................    $1,453.9    $  915.2    $544.3
  Additions.................................................       799.0       707.0     550.7
  Amortization..............................................      (242.1)     (219.5)   (134.8)
  Amounts related to fair value adjustment of actively
     managed fixed maturities...............................        77.4        50.0     (36.4)
  Other.....................................................         (.8)        1.2      (8.6)
                                                                --------    --------    ------
Balance, end of year........................................    $2,087.4    $1,453.9    $915.2
                                                                ========    ========    ======

11.  CONSOLIDATED STATEMENT OF CASH FLOWS:

     The following disclosures supplement our consolidated statement of cash flows:

                                                                 1999      1998       1997
                                                                ------    ------    --------
                                                                   (DOLLARS IN MILLIONS)
Additional non-cash items not reflected in the consolidated
  statement of cash flows:
     Issuance of common stock under stock option and
       employee benefit plans...............................    $ 28.2    $  9.2    $   70.9
     Tax benefit related to the issuance of common stock
       under employee benefit plans.........................      25.0      63.1        91.4
     Conversion of debt and preferred stock into common
       stock................................................     105.5      77.7       301.3
     Shares returned by former executive due to
       recomputation of bonus...............................        --      23.4          --
Impact of acquisition transactions (described in note 2) on
  the consolidated statement of cash flows:
     Total investments......................................    $   --    $   --    $4,716.6
     Finance receivables....................................        --        --          --
     Cost of policies purchased.............................        --        --       914.2
     Goodwill...............................................        --        --     1,133.9
     Income taxes...........................................        --        --         6.4
     Insurance liabilities..................................        --        --    (5,193.8)
     Notes payable..........................................        --        --      (540.6)
     Minority interest......................................        --        --          --
     Common stock and additional paid-in capital............        --        --      (471.5)
     Other..................................................        --        --       194.5
                                                                ------    ------    --------
          Net cash used.....................................    $   --    $   --    $  759.7
                                                                ======    ======    ========

                         CONSECO, INC. AND SUBSIDIARIES

     The following reconciles net income to net cash provided by operating activities:

                                                                 1999        1998        1997
                                                               --------    --------    --------
                                                                    (DOLLARS IN MILLIONS)
Cash flows from operating activities:
  Net income...............................................    $  595.0    $  467.1    $  866.4
  Adjustments to reconcile net income to net cash provided
     by operating activities:
       Gain on sale of finance receivables.................      (550.6)     (745.0)     (779.0)
       Points and origination fees received................       390.0       298.3       179.8
       Interest-only securities investment income..........      (185.1)     (132.9)     (125.8)
       Cash received from interest-only securities.........       442.6       358.0       266.1
       Servicing income....................................      (165.3)     (140.0)     (113.7)
       Cash received from servicing activities.............       175.7       159.9       129.1
       Provision for losses................................       128.7        44.2        25.8
       Amortization and depreciation.......................       844.3       775.9       639.6
       Income taxes........................................       191.3        86.7       166.2
       Insurance liabilities...............................       516.3        77.8        26.4
       Accrual and amortization of investment income.......      (578.2)      (73.3)      (71.7)
       Deferral of cost of policies produced and
          purchased........................................      (819.4)     (790.3)     (699.0)
       Impairment and merger-related charges...............       546.7       603.7       261.7
       Minority interest...................................       204.2       137.5        75.4
       Extraordinary charge on extinguishment of debt......          --        66.4        10.6
       Net investment (gains) losses.......................       156.2      (208.2)     (266.5)
       Other...............................................       (18.7)       (6.2)       18.1
       Payment of taxes in settlement of prior years.......       (85.1)         --          --
                                                               --------    --------    --------
          Net cash provided by operating activities........    $1,788.6    $  979.6    $  609.5
                                                               ========    ========    ========

12.  STATUTORY INFORMATION:

     Statutory accounting practices prescribed or permitted by regulatory authorities for the Company's insurance subsidiaries differ from GAAP. Our insurance subsidiaries reported the following amounts to regulatory agencies, after appropriate elimination of intercompany accounts:

                                                                  1999         1998
                                                                ---------    ---------
                                                                (DOLLARS IN MILLIONS)
Statutory capital and surplus...............................    $2,170.5     $1,850.0
Asset valuation reserve.....................................       362.8        336.4
Interest maintenance reserve................................       504.3        568.0
Portion of surplus debenture carried as a liability.........        33.4         65.5
                                                                --------     --------
          Total.............................................    $3,071.0     $2,819.9
                                                                ========     ========

                         CONSECO, INC. AND SUBSIDIARIES

     The statutory capital and surplus shown above included investments in up-stream affiliates, all of which were eliminated in the consolidated financial statements prepared in accordance with GAAP, as follows:

                                                                  1999         1998
                                                                ---------    ---------
                                                                (DOLLARS IN MILLIONS)
Securitization debt issued by special purpose entities and
  guaranteed by our finance subsidiary, all of which was
  purchased by our insurance subsidiaries prior to the
  Merger....................................................     $ 72.6       $ 73.0
Preferred and common stock of intermediate holding
  company...................................................      215.8        208.6
Common stock of Conseco (39.8 million shares)...............       59.6        102.2
Other.......................................................        2.5        425.2
                                                                 ------       ------
     Total..................................................     $350.5       $809.0
                                                                 ======       ======

     Statutory accounting requires that all commissions be charged to expense when incurred. Because of the significant increase in ordinary and reinsurance premium collections in 1999, the total net commission expense charged against statutory income was $815 million in 1999, an increase of $98.9 million compared to 1998. In addition, the insurance subsidiaries pay fees and interest to Conseco or its non-life subsidiaries; such amounts totaled $274.3 million, $205.1 million and $170.6 million in 1999, 1998 and 1997, respectively. The combined effect of increases in commission expense and fees and interest paid to Conseco decreased the statutory after-tax net income $109.2 million in 1999 compared to 1998. The statutory net income of our life insurance subsidiaries (after the expenses described above) was $181.1 million, $276.0 million and $243.4 million in 1999, 1998 and 1997, respectively.

     State insurance laws generally restrict the ability of insurance companies to pay dividends or make other distributions. In addition to fees and interest described above, our insurance subsidiaries may pay dividends to Conseco in 2000 of $204.6 million without permission from state regulatory authorities. Net assets of the Company's wholly owned insurance subsidiaries, determined in accordance with GAAP, aggregated approximately $7.8 billion at December 31, 1999.

     In 1998, the National Association of Insurance Commissioners adopted codified statutory accounting principles, which are expected to constitute the only source of prescribed statutory accounting practices and are effective in 2001. The changes to statutory accounting practices resulting from the codification are not expected to have a material effect on the statutory capital and surplus or statutory operating earnings data shown above.

13.  BUSINESS SEGMENTS:

     We manage our business operations through two segments, based on the products offered.

     Finance segment. Our finance segment provides a variety of finance products including: loans for the purchase of manufactured housing, home improvements and various consumer products; private label credit card programs; and commercial loans such as floorplan and equipment financing. These products are primarily marketed through intermediary channels such as dealers, vendors, contractors and retailers. On March 31, 2000, we announced that we plan to explore the sale of Conseco Finance. If the planned sale is completed, the Company will no longer have finance operations.

     Insurance and fee-based segment. Our insurance and fee-based segment provides supplemental health, annuity, life, and individual and group major medical products to a broad spectrum of customers through multiple distribution channels, each focused on a specific market segment. These products are primarily marketed through career agents, professional independent producers and direct marketing. This segment also includes our venture capital investment activity.

                         CONSECO, INC. AND SUBSIDIARIES

                                                                 1999       1998       1997
                                                               --------   --------   --------
                                                                   (DOLLARS IN MILLIONS)
Revenues:
  Insurance and fee-based segment:
     Insurance policy income:
       Annuities............................................   $  102.5   $   98.7   $   96.8
       Supplemental health..................................    2,058.1    1,980.9    1,858.1
       Life.................................................      881.7      844.1      630.5
       Individual and group major medical...................      866.2      889.2      758.1
       Other................................................      132.0      135.9       67.3
     Net investment income(a)...............................    2,599.5    2,081.9    1,825.3
     Fee and other revenue(a)...............................      117.9       91.3       65.8
     Net investment gains (losses)(a).......................     (156.2)     208.2      266.5
                                                               --------   --------   --------
          Total insurance and fee-based segment revenues....    6,601.7    6,330.2    5,568.4
                                                               --------   --------   --------
  Finance segment:
     Net investment income:
       Interest-only securities(a)..........................      185.1      132.9      125.8
       Manufactured housing.................................      101.1       21.1       10.2
       Mortgage services....................................      158.7       62.6       40.8
       Consumer/credit card.................................      199.6       98.2       33.5
       Commercial...........................................      112.3       62.0       55.4
       Other(a).............................................       75.4       51.6       80.5
     Gain on sale of finance receivables:
       Manufactured housing.................................      307.8      294.8      431.9
       Mortgage services....................................      196.2      332.5      210.2
       Consumer/credit card.................................       13.6       47.7      102.3
       Commercial...........................................       27.2       44.7       32.8
       Other................................................        5.8       25.3        1.8
     Fee revenue and other income...........................      372.7      260.4      178.6
                                                               --------   --------   --------
          Total finance segment revenues....................    1,755.5    1,433.8    1,303.8
                                                               --------   --------   --------
  Eliminations..............................................      (21.5)      (3.8)        --
                                                               --------   --------   --------
          Total revenues....................................    8,335.7    7,760.2    6,872.2
                                                               --------   --------   --------
Expenses:
  Insurance and fee-based segment:
     Insurance policy benefits..............................    3,815.9    3,580.5    3,216.5
     Amortization...........................................      749.0      730.1      610.9
     Interest expense.......................................       57.9       65.3       42.0
     Other operating costs and expenses.....................      637.4      614.8      559.8
                                                               --------   --------   --------
          Total insurance and fee-based segment expenses....    5,260.2    4,990.7    4,429.2
                                                               --------   --------   --------
  Finance segment:
     Provision for losses...................................      128.7       44.2       25.8
     Interest expense.......................................      341.3      213.7      160.9
     Impairment charge......................................      554.3      549.4      190.0
     Merger-related charges.................................         --      148.0         --
     Other operating costs and expenses.....................      697.2      591.9      444.5
                                                               --------   --------   --------
          Total finance segment expenses....................    1,721.5    1,547.2      821.2
                                                               --------   --------   --------

                         CONSECO, INC. AND SUBSIDIARIES

                                                                 1999       1998       1997
                                                               --------   --------   --------
                                                                   (DOLLARS IN MILLIONS)
                                                               (CONTINUED FROM PREVIOUS PAGE)
Not allocated to segments:
  Interest expense on corporate debt........................      169.6      165.4      109.4
  Provision for loss........................................       18.9         --         --
  Other operating costs and expenses........................       36.1       15.0       26.7
                                                               --------   --------   --------
          Total expenses not allocated to segments..........      224.6      180.4      136.1
                                                               --------   --------   --------
Eliminations................................................      (21.5)      (3.8)        --
                                                               --------   --------   --------
          Total expenses....................................    7,184.8    6,714.5    5,386.5
                                                               --------   --------   --------
Income (loss) before income taxes, minority interest and
  extraordinary charge:
     Insurance operations...................................    1,341.5    1,339.5    1,139.2
     Finance operations.....................................       34.0     (113.4)     482.6
     Corporate interest and other expenses..................     (224.6)    (180.4)    (136.1)
                                                               --------   --------   --------
          Income before income taxes, minority interest and
            extraordinary charge............................   $1,150.9   $1,045.7   $1,485.7
                                                               ========   ========   ========

     Segment balance sheet information was as follows:

                                                                   1999          1998
                                                                ----------    ----------
                                                                 (DOLLARS IN MILLIONS)
Assets:
  Insurance and fee-based...................................    $ 37.382.5    $ 36,431.1
  Finance...................................................      14,454.7       6,600.1
  Corporate.................................................      13,334.9      12,003.6
  Eliminate intercompany amounts............................     (12,986.2)    (11,434.9)
                                                                ----------    ----------
          Total assets......................................    $ 52,185.9    $ 43,599.9
                                                                ==========    ==========
Liabilities:
  Insurance and fee-based...................................    $ 27,160.4    $ 28,761.8
  Finance...................................................      12,019.7       4,473.9
  Corporate.................................................       5,139.6       4,633.1
  Eliminate intercompany accounts...........................        (329.1)     (1,639.4)
                                                                ----------    ----------
          Total liabilities.................................    $ 43,990.6    $ 36,229.4
                                                                ==========    ==========

-------------------------

(a) It is not practicable to provide additional components of revenue by product or services.

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

                                            1ST QTR.(A)(B)   2ND QTR.(A)(B)   3RD QTR.(A)(B)   4TH QTR.(B)
                                            --------------   --------------   --------------   -----------
                                                     (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)
1999
  Revenues...............................      $1,986.6         $2,023.7         $1,889.7       $2,435.7
  Income before income taxes, minority
     interest and extraordinary charge...         492.8            373.5            311.1          (26.5)
  Net income.............................         287.8            213.3            155.6          (61.7)
  Net income per common share:
     Basic:
       Income before extraordinary
          charge.........................      $    .90         $    .66         $    .48       $   (.19)
       Extraordinary charge..............            --               --               --             --
                                               --------         --------         --------       --------
          Net income.....................      $    .90         $    .66         $    .48       $   (.19)
                                               ========         ========         ========       ========
     Diluted:
       Income before extraordinary
          charge.........................      $    .87         $    .64         $    .47       $   (.19)
       Extraordinary charge..............            --               --               --             --
                                               --------         --------         --------       --------
          Net income.....................      $    .87         $    .64         $    .47       $   (.19)
                                               ========         ========         ========       ========

                                             1ST QTR.(C)      2ND QTR.(D)        3RD QTR.       4TH QTR.
                                            --------------   --------------   --------------   -----------
                                                     (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)
1998
  Revenues...............................      $1,988.2         $1,825.0         $1,936.2       $2,010.8
  Income (loss) before income taxes,
     minority interest and extraordinary
     charge..............................         420.6           (333.2)(e)        474.2          484.1
  Net income (loss)......................         214.6           (301.6)(e)        270.5          283.6
  Net income (loss) per common share:
     Basic:
       Income (loss) before extraordinary
          charge.........................      $    .74         $   (.94)        $    .90       $    .89
       Extraordinary charge..............           .05              .04              .04             --
                                               --------         --------         --------       --------
          Net income (loss)..............      $    .69         $   (.98)        $    .86       $    .89
                                               ========         ========         ========       ========
     Diluted:
       Income (loss) before extraordinary
          charge.........................      $    .70         $   (.94)(e)     $    .85       $    .86
       Extraordinary charge..............           .05              .04              .04             --
                                               --------         --------         --------       --------
          Net income (loss)..............      $    .65         $   (.98)(e)     $    .81       $    .86
                                               ========         ========         ========       ========

-------------------------

(a) We have restated amounts previously reported for the first, second and third quarters of 1999 to reflect adjustments, principally related to (i) impairment charges relating to interest-only securities and servicing rights; (ii) delaying the recognition of revenue from sales of loans to certain commercial paper conduit trusts until the loans were subsequently placed in their final securitization structures; (iii) the reallocation of gain on sale revenues relating to a securitization closed over two quarters; and

                         CONSECO, INC. AND SUBSIDIARIES

     (iv) adjusting loan origination cost deferrals. These changes decreased previously reported net income by $9.3 million ($.03 per diluted share), $84.2 million ($.26 per diluted share) and $37.8 million ($.11 per diluted share) in the first, second and third quarters, respectively.

(b) Included in the first, second, third and fourth quarters of 1999 are impairment charges of $12.2 million ($7.7 million after tax), $71.6 million ($45.1 million after tax), $100.1 million ($63.1 million after tax) and $370.4 million ($233.3 million after tax), respectively.

(c) The selected quarterly financial data give retroactive effect to the merger with Conseco Finance in a transaction accounted for as a pooling of interests which was completed on June 30, 1998 (see note 2). The pooling of interests method of accounting requires the restatement of all periods presented as if the companies had always been combined. Accordingly, amounts previously reported differ from the amounts presented here.

(d) We have restated amounts previously reported for the second quarter of 1998 to reflect a correction to the impairment charge we previously reported. This change increased the previously reported net loss by $19.5 million ($.06 per diluted share).

(e) Includes: (i) an impairment charge of $549.4 million ($355.8 million after tax or $1.15 per diluted share); and (ii) merger-related expenses of $148.0 million ($148.0 million after tax or $.48 per diluted share).

15.  SUBSEQUENT EVENTS

     On February 7, 2000, the Company completed the public offering of $800.0 million of 8.75 percent notes due February 9, 2004. The notes are unsecured and rank equally with all other unsecured senior indebtedness of Conseco. Proceeds from the offering of approximately $794.3 million (after underwriting discounts and estimated offering expenses) were used to repay outstanding indebtedness.

     On March 31, 2000, we announced that we plan to explore the sale of Conseco Finance and is hiring Lehman Brothers to assist in the planned sale. If the planned sale is completed, the Company will no longer have finance operations.

ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

     The information required by Part III is hereby incorporated by reference from the Registrant's definitive proxy statement to be filed with the Commission pursuant to Regulation 14A within 120 days after December 31, 1999 except that the information required by Item 10 regarding Executive Officers is included herein under a separate caption at the end of Part I.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

     (a) 1. Financial Statements. See Index to Consolidated Financial Statements on page 57 for a list of financial statements included in this Report.

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

        3. Exhibits. See Exhibit Index immediately preceding the Exhibits filed with this report

     (b) Reports on Form 8-K

        A report on Form 8-K dated October 21, 1999, was filed with the Commission to report under Item 5, the completion of the public offering by Conseco of $450.0 million of 8.5 percent notes due October 15, 2002, and $550.0 million of 9.0 percent notes due October 15, 2006.

        A report on Form 8-K dated November 29, 1999, was filed with the Commission to report under Item 5, an agreement to sell to Thomas H. Lee Company $500.0 million (2.6 million shares) of Series F Common-Linked Convertible Preferred Stock. Conseco also announced: (i) it plans to reduce the cash dividend on its common stock to a quarterly rate of 5 cents per share, beginning in April of 2000; and (ii) it plans to manage the growth of its finance receivables. In connection with these steps, Conseco also plans to reduce its holding company leverage and the leverage in its finance segment over time.

        A report on Form 8-K dated December 15, 1999, was filed with the Commission to report under Item 5, the completion of the sale of $500.0 million (2.6 million shares) of Series F Common-Linked Convertible Preferred Stock. Conseco also announced that David V. Harkins, president of Thomas H. Lee Partners, has been added to the Conseco Board of Directors, expanding the Board to 12 members.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 13th day of April, 2000.

                                          CONSECO, INC.

                                          By:    /s/ STEPHEN C. HILBERT
                                            ------------------------------------
                                            Stephen C. Hilbert, Chairman of the
                                              Board
                                            and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

SIGNATURE                                                 TITLE (CAPACITY)                  DATE
---------                                                 ----------------                  ----
           /s/ STEPHEN C. HILBERT               Chairman of the Board, Chief           April 13, 2000
---------------------------------------------     Executive Officer and Director
             Stephen C. Hilbert                   (Principal Executive Officer)

             /s/ ROLLIN M. DICK                 Executive Vice President, Chief        April 13, 2000
---------------------------------------------     Financial Officer and Director
               Rollin M. Dick                     (Principal Financial Officer)

             /s/ JAMES S. ADAMS                 Senior Vice President, Chief           April 13, 2000
---------------------------------------------     Accounting Officer and Treasurer
               James S. Adams                     (Principal Accounting Officer)

             /s/ NGAIRE E. CUNEO                Director                               April 13, 2000
---------------------------------------------
               Ngaire E. Cuneo

            /s/ LAWRENCE M. COSS                Director                               April 13, 2000
---------------------------------------------
              Lawrence M. Coss

            /s/ DAVID R. DECATUR                Director                               April 13, 2000
---------------------------------------------
              David R. Decatur

           /s/ DONALD F. GONGAWARE              Director                               April 13, 2000
---------------------------------------------
             Donald F. Gongaware

            /s/ M. PHIL HATHAWAY                Director                               April 13, 2000
---------------------------------------------
              M. Phil Hathaway

             /s/ JAMES D. MASSEY                Director                               April 13, 2000
---------------------------------------------
               James D. Massey

          /s/ DENNIS E. MURRAY, SR.             Director                               April 13, 2000
---------------------------------------------
            Dennis E. Murray, Sr.

              /s/ JOHN M. MUTZ                  Director                               April 13, 2000
---------------------------------------------
                John M. Mutz

           /s/ ROBERT S. NICKOLOFF              Director                               April 13, 2000
---------------------------------------------
             Robert S. Nickoloff

            /s/ DAVID V. HARKINS                Director                               April 13, 2000
---------------------------------------------
              David V. Harkins

                       REPORT OF INDEPENDENT ACCOUNTANTS
                        ON FINANCIAL STATEMENT SCHEDULES

To the Shareholders and
Board of Directors
Conseco, Inc.

     Our report on the consolidated financial statements of Conseco, Inc. and Subsidiaries is included on page 58 of this Form 10-K. In connection with our audits of such financial statements, we have also audited the related financial statement schedules listed in the index on page 104 of this Form 10-K. In our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.

                                          PricewaterhouseCoopers LLP

Indianapolis, Indiana
April 13, 2000

                         CONSECO, INC. AND SUBSIDIARIES

                                  SCHEDULE II

         CONDENSED FINANCIAL INFORMATION OF REGISTRANT (PARENT COMPANY)
                                 BALANCE SHEET
                        AS OF DECEMBER 31, 1999 AND 1998
                             (DOLLARS IN MILLIONS)

                                                                  1999         1998
                                                                ---------    ---------
                                        ASSETS
Cash and cash equivalents...................................    $     1.9    $    19.7
Actively managed fixed maturities...........................           --         45.4
Other invested assets.......................................        111.2        200.4
Investment in wholly owned subsidiaries (eliminated in
  consolidation)............................................      9,838.4     10,008.4
Notes receivable related to finance (eliminated in
  consolidation)............................................      2,142.4        877.7
Receivable from subsidiaries (eliminated in
  consolidation)............................................      1,005.4        548.8
Income taxes................................................        210.7        269.8
Other assets................................................         24.9         33.4
                                                                ---------    ---------
          Total assets......................................    $13,334.9    $12,003.6
                                                                =========    =========
                         LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
  Notes payable and commercial paper........................    $ 2,481.8    $ 2,932.2
  Notes and other payables due to subsidiaries (eliminated
     in consolidation)......................................        329.1        761.7
  Notes payable related to finance..........................      2,142.4        877.7
  Other liabilities.........................................        186.3         61.5
                                                                ---------    ---------
          Total liabilities.................................      5,139.6      4,633.1
                                                                ---------    ---------
Company-obligated mandatorily redeemable preferred
  securities of subsidiary trusts...........................      2,639.1      2,096.9
Shareholders' equity:
  Preferred stock...........................................        478.4        105.5
  Common stock and additional paid-in capital (no par value,
     1,000,000,000 shares authorized, shares issued and
     outstanding:
     1999 -- 327,678,638; 1998 -- 315,843,609)..............      2,987.1      2,736.5
  Accumulated other comprehensive loss......................       (771.6)       (28.4)
  Retained earnings.........................................      2,862.3      2,460.0
                                                                ---------    ---------
          Total shareholders' equity........................      5,556.2      5,273.6
                                                                ---------    ---------
          Total liabilities and shareholders' equity........    $13,334.9    $12,003.6
                                                                =========    =========

                   The accompanying note is an integral part
                    of the condensed financial information.

                         CONSECO, INC. AND SUBSIDIARIES

                                  SCHEDULE II
         CONDENSED FINANCIAL INFORMATION OF REGISTRANT (PARENT COMPANY)
                            STATEMENT OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                             (DOLLARS IN MILLIONS)

                                                                 1999      1998      1997
                                                                ------    ------    ------
Revenues:
  Net investment income.....................................    $ 65.6    $ 74.3    $ 46.5
  Dividends from subsidiaries (eliminated in
     consolidation).........................................     294.7     173.4     185.2
  Fee and interest income from subsidiaries (eliminated in
     consolidation).........................................     242.3     111.0      93.9
  Net investment gains (losses).............................      (5.4)    (15.3)       --
  Other income..............................................       7.5      14.5       2.5
                                                                ------    ------    ------
          Total revenues....................................     604.7     357.9     328.1
                                                                ------    ------    ------
Expenses:
  Interest expense on notes payable.........................     169.6     165.4     109.4
  Provision for loss........................................      18.9        --        --
  Intercompany expenses (eliminated in consolidation).......     118.9      47.0      31.2
  Operating costs and expenses..............................      13.2      22.1      24.4
                                                                ------    ------    ------
          Total expenses....................................     320.6     234.5     165.0
                                                                ------    ------    ------
          Income before income taxes, equity in
            undistributed earnings of subsidiaries,
            distributions on Company-obligated mandatorily
            redeemable preferred securities of subsidiary
            trusts and extraordinary charge.................     284.1     123.4     163.1
Income tax expense (benefit)................................      (2.6)     18.9      (5.5)
                                                                ------    ------    ------
          Income before equity in undistributed earnings of
            subsidiaries, distributions on Company-obligated
            mandatorily redeemable preferred securities of
            subsidiary trusts and extraordinary charge......     286.7     104.5     168.6
Equity in undistributed earnings of subsidiaries (eliminated
  in consolidation).........................................     441.1     495.6     753.7
                                                                ------    ------    ------
          Income before distributions on Company-obligated
            mandatorily redeemable preferred securities of
            subsidiary trusts and extraordinary charge......     727.8     600.1     922.3
Distributions on Company-obligated mandatorily redeemable
  preferred securities of subsidiary trusts.................     132.8      90.4      49.0
                                                                ------    ------    ------
          Income before extraordinary charge................     595.0     509.7     873.3
Extraordinary charge on extinguishment of debt, net of
  tax.......................................................        --      42.6       6.9
                                                                ------    ------    ------
          Net income........................................     595.0     467.1     866.4
Preferred stock dividends...................................       1.5       7.8      21.9
                                                                ------    ------    ------
          Earnings applicable to common stock...............     593.5    $459.3    $844.5
                                                                ======    ======    ======

                   The accompanying note is an integral part
                    of the condensed financial information.

                         CONSECO, INC. AND SUBSIDIARIES

                                  SCHEDULE II
         CONDENSED FINANCIAL INFORMATION OF REGISTRANT (PARENT COMPANY)
                            STATEMENT OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                             (DOLLARS IN MILLIONS)

                                                                1999        1998        1997
                                                              ---------   ---------   ---------
Cash flows from operating activities:
  Net income................................................  $   595.0   $   467.1   $   866.4
  Adjustments to reconcile net income to net cash provided
     by operating activities:
       Equity in undistributed earnings of consolidated
          subsidiaries *....................................     (441.1)     (495.6)     (753.7)
       Net investment (gains) losses........................        5.4        15.3          --
       Income taxes.........................................      (78.9)      (79.7)      (62.0)
       Extraordinary charge on extinguishment of debt.......         --        65.3        10.6
       Distributions on Company-obligated mandatorily
          redeemable preferred securities of subsidiary
          trusts............................................      204.2       137.5        75.4
       Other................................................       (1.8)       53.1        20.2
                                                              ---------   ---------   ---------
          Net cash provided by operating activities.........      282.8       163.0       156.9
                                                              ---------   ---------   ---------
Cash flows from investing activities:
  Sales and maturities of investments.......................      187.9        68.8        70.0
  Investments and advances to consolidated subsidiaries *...   (1,806.3)   (1,176.8)     (884.1)
  Purchases of investments..................................     (203.3)      (72.4)     (143.3)
  Cash held by subsidiaries prior to acquisition............         --          --         4.1
  Payments from subsidiaries *..............................       62.1        63.7        72.9
                                                              ---------   ---------   ---------
          Net cash used by investing activities.............   (1,759.6)   (1,116.7)     (880.4)
                                                              ---------   ---------   ---------
Cash flows from financing activities:
  Issuance of common and convertible preferred shares.......      588.4       121.3        57.4
  Issuance of Company-obligated mandatorily redeemable
     preferred securities of subsidiary trusts..............      534.3       710.8       780.4
  Issuance of notes payable and commercial paper............    4,090.2     4,122.0     3,025.2
  Payments on notes payable.................................   (3,279.0)   (3,401.1)   (2,217.7)
  Payments to repurchase equity securities of Conseco.......      (29.5)     (257.4)     (738.6)
  Charge related to induced conversion of convertible
     preferred stock........................................                     --       (13.2)
  Dividends to subsidiaries *...............................      (66.0)      (56.7)      (53.8)
  Dividends and distributions on Company-obligated
     mandatorily redeemable preferred securities of
     subsidiary trusts......................................     (379.4)     (282.9)     (173.7)
                                                              ---------   ---------   ---------
          Net cash provided by financing activities.........    1,459.0       956.0       666.0
                                                              ---------   ---------   ---------
          Net increase (decrease) in cash and cash
            equivalents.....................................      (17.8)        2.3       (57.5)
  Cash and cash equivalents, beginning of year..............       19.7        17.4        74.9
                                                              ---------   ---------   ---------
  Cash and cash equivalents, end of year....................  $     1.9   $    19.7   $    17.4
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

                         CONSECO, INC. AND SUBSIDIARIES

                                  SCHEDULE IV

                                  REINSURANCE
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                             (DOLLARS IN MILLIONS)

                                                            1999          1998          1997
                                                         ----------    ----------    ----------
Life insurance in force:
  Direct.............................................    $126,826.7    $132,546.5    $136,711.4
  Assumed............................................       5,414.2       1,992.7       4,198.7
  Ceded..............................................     (27,687.5)    (30,768.1)    (36,765.6)
                                                         ----------    ----------    ----------
          Net insurance in force.....................    $104,553.4    $103,771.1    $104,144.5
                                                         ==========    ==========    ==========
          Percentage of assumed to net...............           5.2%          1.9%          4.0%
                                                         ==========    ==========    ==========
Premiums recorded as revenue for generally accepted
  accounting principles:
  Direct.............................................    $  3,350.3    $  3,633.3    $  3,162.8
  Assumed............................................         547.8         316.0         290.3
  Ceded..............................................        (418.6)       (541.3)       (499.0)
                                                         ----------    ----------    ----------
          Net premiums...............................    $  3,479.5    $  3,408.0    $  2,954.1
                                                         ==========    ==========    ==========
          Percentage of assumed to net...............          15.7%          9.3%          9.8%
                                                         ==========    ==========    ==========

                                 EXHIBIT INDEX
                           ANNUAL REPORT ON FORM 10-K
                                OF CONSECO, INC.

EXHIBIT
  NO.                                 DOCUMENT
-------                               --------
    2.10    Agreement and Plan of Merger dated as of April 6, 1998, as amended, among the Registrant, Marble Acquisition Corp. and
            Green Tree Financial Corporation (composite conformed copy)
            was included as Annex A to the Joint Proxy
            Statement -- Prospectus of Conseco, Inc. contained within
            the Registration Statement on Form S-4 (File No. 333-51123),
            and is incorporated herein by this reference.
     3.1    Amended and Restated Articles of Incorporation and Articles
            of Amendment thereto of the Registrant were filed with the
            Commission as Exhibit 3.1 to the Registrant's Registration
            Statement on Form S-3 (No. 333-94683), and are incorporated herein by this reference.
     3.2    Amended and Restated By-Laws of the Registrant were filed
            with the Commission as Exhibit 3.2 to the Registrant's
            Registration Statement on Form S-3 (No. 333-94683), and are
            incorporated herein by this reference.
     4.8    Indenture dated as of February 18, 1993, between the
            Registrant and Shawmut Bank Connecticut, National
            Association (to which State Street Bank and Trust Company is successor), as Trustee, for the 8 1/8 percent Senior Notes due 2003, was filed with the Commission as Exhibit 4.8 to
            the Registrant's Annual Report on Form 10-K for 1992, and is
            incorporated herein by this reference.
    4.12    Indenture dated as of September 29, 1994 between ALHC Merger
            Corporation and LTCB Trust Company and First Supplemental
            Indenture dated as of September 29, 1994 between American
            Life Holding Company and the Trustee for the 11 1/4% Senior
            Subordinated Notes due 2004 were filed with the Commission as Exhibit 4.12 to the Registrant's Report on Form 8-K dated
            September 29, 1994, and are incorporated herein by this
            reference.
    4.13    Indenture dated as of December 15, 1994, between CCP
            Insurance, Inc., and LTCB Trust Company, as Trustee, for the
            $200,000,000 aggregate principal amount of 10 1/2% Senior
            Notes due 2004 was filed with the Commission as Exhibit 4.13 to the Registrant's Annual Report on Form 10-K for 1995, and
            is incorporated herein by this reference.
  4.13.1    First Supplemental Indenture between Conseco, Inc., as
            Issuer, and LTCB Trust Company as Trustee, dated as of
            August 31, 1995, was filed with the Commission as Exhibit
            4.13.1 to the Registrant's Report on Form 10-Q for the
            quarter ended September 30, 1995, and is incorporated herein by this reference.
  4.17.1    Subordinated Indenture, dated as of November 14, 1996,
            between the Registrant and Fleet National Bank, as Trustee, was filed with the Commission as Exhibit 4.17.1 to the
            Registrant's Report on Form 8-K dated November 19, 1996, and is incorporated herein by this reference.
  4.17.2    First Supplemental Indenture, dated as of November 14, 1996, between the Registrant and Fleet National Bank, as Trustee, was filed with the Commission as Exhibit 4.17.2 to the
            Registrant's Report on Form 8-K dated November 19, 1996, and is incorporated herein by this reference.
  4.17.3    9.16% Subordinated Deferrable Interest Debenture due 2006
            was filed with the Commission as Exhibit 4.17.3 to the
            Registrant's Report on Form 8-K dated November 19, 1996, and is incorporated herein by this reference.
  4.17.4    Second Supplemental Indenture, dated as of November 22,
            1996, between Conseco, Inc. and Fleet National Bank, as
            Trustee was filed with the Commission as Exhibit 4.17.1 to the Registrant's Report on Form 8-K dated November 27, 1996, and is incorporated herein by this reference.

EXHIBIT
  NO.                                 DOCUMENT
-------                               --------
  4.17.5    8.70% Subordinated Deferrable Interest Debenture due 2026
            was filed with the Commission as Exhibit 4.17.4 to the
            Registrant's Report on Form 8-K dated November 27, 1996, and is incorporated herein by this reference.
  4.17.6    Third Supplemental Indenture, dated as of March 26, 1997
            between the Registrant and Fleet National Bank, as Trustee, was filed with the Commission as Exhibit 4.17.6 to the
            Registrant's Report on Form 8-K dated April 1, 1997, and is incorporated herein by this reference.
  4.17.7    8.796% Subordinated Deferrable Interest Debenture due 2027
            was filed with the Commission as Exhibit 4.17.7 to the
            Registrant's Report on Form 8-K dated April 1, 1997, and is incorporated herein by this reference.
  4.18.1    Amended and Restated Declaration of Trust of Conseco
            Financing Trust I, dated as of November 14, 1996, among
            Conseco, Inc., as sponsor, the Trustees named therein and
            the holders from time to time of undivided beneficial
            interests in the assets of Conseco Financing Trust I was
            filed with the Commission as Exhibit 4.18.1 to the
            Registrant's Report on Form 8-K dated November 19, 1996, and is incorporated herein by this reference.
  4.18.2    Global Certificate for Preferred Security of Conseco
            Financing Trust I was filed with the Commission as Exhibit
            4.18.2 to the Registrant's Report on Form 8-K dated November
            19, 1996, and is incorporated herein by this reference.
  4.18.3    Preferred Securities Guarantee Agreement, dated as of
            November 19, 1996, between the Registrant and Fleet National
            Bank was filed with the Commission as Exhibit 4.18.3 to the
            Registrant's Report on Form 8-K dated November 19, 1996, and is incorporated herein by this reference.
  4.19.1    Amended and Restated Declaration of Trust of Conseco
            Financing Trust II, dated as of November 22, 1996, among
            Conseco, Inc., as sponsor, the Trustees named therein and
            the holders from time to time of undivided beneficial
            interests in the assets of Conseco Financing Trust II was
            filed with the Commission as Exhibit 4.19.1 to the
            Registrant's Report on Form 8-K dated November 27, 1996, and is incorporated herein by this reference.
  4.19.2    Global Certificate for Preferred Security of Conseco
            Financing Trust II was filed with the Commission as Exhibit
            4.19.2 to the Registrant's Report on Form 8-K dated November
            27, 1996, and is incorporated herein by this reference.
  4.19.3    Preferred Securities Guarantee Agreement, dated as of
            November 27, 1996, between Conseco, Inc. and Fleet National
            Bank was filed with the Commission as Exhibit 4.19.3 to the
            Registrant's Report on Form 8-K dated November 27, 1996, and is incorporated herein by this reference.
  4.21.1    Amended and Restated Declaration of Trust of Conseco
            Financing Trust III, dated as of March 26, 1997, among the
            Registrant, as sponsor, the trustees named therein and the holders from time to time of undivided beneficial interests in the assets of Conseco Financing Trust III was filed with the Commission as Exhibit 4.20.1 to the Registrant's Report
            on Form 8-K dated April 1, 1997, and is incorporated herein by this reference.
  4.21.2    Global Certificate for Capital Security of Conseco Financing
            Trust III was filed with the Commission as Exhibit 4.20.2 to the Registrant's Report on Form 8-K dated April 1, 1997, and is incorporated herein by this reference.
  4.21.3    Capital Securities Guarantee Agreement, dated as of April 1,
            1997 between the Registrant and Fleet National Bank was
            filed with the Commission as Exhibit 4.20.3 to the
            Registrant's Report on Form 8-K dated April 1, 1997, and is incorporated herein by this reference.

EXHIBIT
  NO.                                 DOCUMENT
-------                               --------
  4.22.1    Senior Indenture, dated November 13, 1997, by and between
            the Registrant and Bank of New York as successor in interest to LTCB Trust Company, as Trustee (the "Senior Indenture"),
            was filed with the Commission as Exhibit 4.1 to
            Post-Effective Amendment No. 1 to the Registrant's
            Registration Statement on Form S-3, No. 333-27803, and is
            incorporated herein by this reference.
  4.22.2    6.4% Note due February 10, 2003 issued under the Senior
            Indenture (one of several identical notes aggregating $250 million) was filed with the Commission as Exhibit 4.22.2 to the Registrant's Annual Report on Form 10-K for 1997 and is
            incorporated herein by this reference.
  4.22.3    6.8% Note due June 15, 2005 issued under the Senior
            Indenture (one of several identical notes aggregating $250 million) was filed with the Commission as Exhibit 4.22.3 to the Registrant's Report on Form 8-K dated June 4, 1998, and is incorporated herein by this reference.
  4.22.4    6.4% Mandatory Par Put Remarketed Securities Note due June
            15, 2011 issued under the Senior Indenture (one of several identical notes aggregating $550 million) was filed with the
            Commission as Exhibit 4.22.4 to the Registrant's Report on
            Form 8-K dated June 4, 1998, and is incorporated herein by this reference
  4.22.5    7 7/8% Note due December 15, 2000 issued under the Senior
            Indenture was filed with the Commission as Exhibit 4.22.5 to the Registrant's Report on Form 8-K dated December 18, 1998, and is incorporated herein by this reference.
  4.23.1    Subordinated Indenture between the Registrant and The First
            National Bank of Chicago, as Trustee, was filed with the
            Commission as Exhibit 4.2 to the Registrant's Registration
            Statement on Form S-3, No. 333-40423, and is incorporated
            herein by this reference.
  4.24.1    Amended and Restated Declaration of Trust of Conseco
            Financing Trust IV was filed with the Commission as Exhibit
            4.12 to the Registrant's Registration Statement on Form S-3,
            No. 333-40423, and is incorporated herein by this reference.
  4.24.2    Preferred Securities Guarantee of the Registrant for the
            benefit of the holders of trust preferred securities of
            Conseco Financing Trust IV was filed with the Commission as
            Exhibit 4.13 to the Registrant's Registration Statement on
            Form S-3, No. 333-40423, and is incorporated herein by
            reference.
  4.24.3    Purchase Contract Agreement between the Registrant and The
            First National Bank of Chicago, as Purchase Contract Agent,
            was filed with the Commission as Exhibit 4.20 to the
            Registrant's Registration Statement on Form S-3, No.
            333-40423, and is incorporated herein by reference.
  4.24.4    Pledge Agreement among the Registrant, The Chase Manhattan
            Bank, as Collateral Agent, and The First National Bank of
            Chicago, as Purchase Contract Agent, was filed with the
            Commission as Exhibit 4.21 to the Registrant's Registration
            Statement on Form S-3, No. 333-40423, and is incorporated
            herein by reference.
    4.25    Indenture dated as of March 15, 1992 relating to
            $287,500,000 of 10  1/4% Senior Subordinated Notes due June
            1, 2002 of Green Tree was filed with the Commission as an
            exhibit to Green Tree's Registration Statement on Form S-4
            (File No. 33-42249), and is incorporated herein by this
            reference.
  4.26.1    Fourth Supplemental Indenture dated as of August 24, 1998, between the Registrant and State Street Bank and Trust
            Company, as Trustee, was filed with the Commission as
            Exhibit 4.25.1 to the Registrant's Report on Form 8-K dated
            August 24, 1998, and is incorporated herein by this
            reference.
  4.26.2    8.70% Subordinated Deferrable Interest Debenture due 2028
            was filed with the Commission as Exhibit 4.25.2 to the
            Registrant's Report on Form 8-K dated August 24, 1998, and is incorporated herein by this reference.

EXHIBIT
  NO.                                 DOCUMENT
-------                               --------
  4.26.3    Amended and Restated Declaration of Trust of Conseco
            Financing Trust V, dated as of August 24, 1998, among
            Conseco, Inc., as sponsor, the Trustees named therein and
            the holders from time to time of undivided beneficial
            interests in the assets of Conseco Financing Trust V was
            filed with the Commission as Exhibit 4.25.3 to the
            Registrant's Report on Form 8-K dated August 24, 1998, and is incorporated herein by this reference.
  4.26.4    Global Certificate for Preferred Securities of Conseco
            Financing Trust V was filed with the Commission as Exhibit
            4.25.4 to the Registrant's Report on Form 8-K dated August
            24, 1998, and is incorporated herein by this reference.
  4.26.5    Preferred Securities Guarantee Agreement, dated as of August
            24, 1998, between Conseco, Inc. and State Street Bank and
            Trust Company was filed with the Commission as Exhibit
            4.25.5 to the Registrant's Report on Form 8-K dated August
            24, 1998, and is incorporated herein by this reference.
  4.27.1    Fifth Supplemental Indenture, dated as of October 14, 1998, between Conseco, Inc. and State Street Bank and Trust
            Company, as Trustee, was filed with the Commission as
            Exhibit 4.26.1 to the Registrant's Report on Form 8-K dated
            October 8, 1998, and is incorporated herein by this
            reference.
  4.27.2    9% Subordinated Deferrable Interest Debenture due 2028 was
            filed with the Commission as Exhibit 4.26.2 to the
            Registrant's Report on Form 8-K dated October 8, 1998, and is incorporated herein by this reference.
  4.27.3    Amended and Restated Declaration of Trust of Conseco
            Financing Trust VI, dated as of October 14, 1998, among
            Conseco, Inc., as sponsor, the Trustees named therein and
            the holders from time to time of undivided beneficial
            interests in the assets of Conseco Financing Trust VI was
            filed with the Commission as Exhibit 4.26.3 to the
            Registrant's Report on Form 8-K dated October 8, 1998, and is incorporated herein by this reference.
  4.27.4    Global certificate for Preferred Securities of Conseco
            Financing Trust VI was filed with the Commission as Exhibit
            4.26.4 to the Registrant's Report on Form 8-K dated October
            8, 1998, and is incorporated herein by this reference.
  4.27.5    Preferred Securities Guarantee Agreement, dated as of
            October 14, 1998, between Conseco, Inc. and State Street
            Bank and Trust Company was filed with the Commission as
            Exhibit 4.26.5 to the Registrant's Report on Form 8-K dated
            October 8, 1998, and is incorporated herein by this
            reference.
  4.28.1    Sixth Supplemental Indenture, dated as of August 31, 1999, between the Registrant and State Street Bank and Trust
            Company, as Trustee, was filed with the Commission as
            Exhibit 4.27.1 to the Registrant's Report on Form 8-K dated
            August 31, 1999, and is incorporated herein by this
            reference.
  4.28.2    9.44% Subordinated Deferrable Interest Debenture was filed with the Commission as Exhibit 4.27.2 to the Registrant's
            Report on Form 8-K dated August 31, 1999, and is
            incorporated herein by this reference
  4.28.3    Amended and Restated Declaration of Trust of Conseco
            Financing Trust VII, dated as of August 31, 1999, among the
            Registrant, as sponsor, the Trustees named therein and the holders from time to time of undivided beneficial interests in the assets of Conseco Financing Trust VII was filed with the Commission as Exhibit 4.27.3 to the Registrant's Report
            on Form 8-K dated August 31, 1999, and is incorporated
            herein by this reference.
  4.28.4    Global Certificates for Preferred Securities of Conseco
            Financing Trust VII were filed with the Commission as
            Exhibit 4.27.4 to the Registrant's Report on Form 8-K dated
            August 31, 1999, and are incorporated herein by this
            reference.

EXHIBIT
  NO.                                 DOCUMENT
-------                               --------
  4.28.5    Preferred Securities Guarantee Agreement, dated as of August
            31, 1999, between the Registrant and State Street Bank and
            Trust Company was filed with the Commission as Exhibit
            4.27.5 to the Registrant's Report on Form 8-K dated August
            31, 1999, and is incorporated herein by this reference.
  4.29.1    8.5% Note due October 15, 2002 (one of several notes with
            identical terms aggregating $450 million) was filed with the
            Commission as Exhibit 4.1 to the Registrant's Report on Form
            8-K dated October 21, 1999, and is incorporated herein by
            this reference.
  4.29.2    9.0% Note due October 15, 2006 (one of several notes with
            identical terms aggregating $550 million) was filed with the
            Commission as Exhibit 4.2 to the Registrant's Report on Form
            8-K dated October 21, 1999, and is incorporated herein by
            this reference.
            The Registrant agrees to furnish the Commission upon its
            request a copy of any instrument defining the rights of
            holders of long-term debt of the Company and its
            consolidated subsidiaries.
 *10.1.2    Employment Agreement, amended and restated as of December
            15, 1999, between the Registrant and Stephen C. Hilbert.
 *10.1.3    Employment Agreement, amended and restated as of December
            15, 1999, between the Registrant and Rollin M. Dick.
  10.1.9    Unsecured Promissory Note of Stephen C. Hilbert dated May
            13, 1996 was filed with the Commission as Exhibit 10.1.9 to the Registrant's Annual Report on Form 10-K for the year
            ended December 31, 1996, and is incorporated herein by this reference.
*10.1.10    Employment Agreement, amended and restated as of December
            15, 1999, between the Registrant and Ngaire E. Cuneo.
*10.1.11    Employment Agreement, amended and restated as of December
            15, 1999, between the Registrant and John J. Sabl.
*10.1.12    Employment Agreement, amended and restated as of December
            15, 1999, between the Registrant and Thomas J. Kilian.
 10.1.13    Employment Agreement, dated February 9, 1996 between Green
            Tree and Lawrence Coss and related Noncompetition agreement dated February 9, 1996, as amended by the Amendment
            Agreement dated April 6, 1998 were filed with the Commission as an exhibit to Green Tree's Registration Statement on Form
            S-3, and are incorporated herein by this reference.
*10.1.14    Employment Agreement, amended and restated as of December
            15, 1999, between the Registrant and Maxwell E. Bublitz.
*10.1.15    Employment Agreement, amended and restated as of December
            15, 1999, between the Registrant and James S. Adams.
 10.1.16    Description of incentive compensation and severance
            arrangement with Edward M. Berube was filed with the
            Commission as Exhibit 10.1.15 to the Registrant's Report on
            Form 10-Q for the quarter ended September 30, 1999, and is incorporated herein by this reference.
    10.8    The Registrant's Stock Option Plan was filed with the
            Commission as Exhibit B to its definitive Proxy Statement
            dated December 10, 1983; Amendment No. 1 thereto was filed with the Commission as Exhibit 10.8.1 to its Report on Form
            10-Q for the quarter ended June 30, 1985; Amendment No. 2
            thereto was filed with the Commission as Exhibit 10.8.2 to its Registration Statement on Form S-1, No. 33-4367;
            Amendment No. 3 thereto was filed with the Commission as
            Exhibit 10.8.3 to the Registrant's Annual Report on Form
            10-K for 1986; Amendment No. 4 thereto was filed with the
            Commission as Exhibit 10.8 to the Registrant's Annual Report
            on Form 10-K for 1987; Amendment No. 5 thereto was filed
            with the Commission as Exhibit 10.8 to the Registrant's
            Report on Form 10-Q for the quarter ended September 30,
            1991; and are incorporated herein by this reference.

EXHIBIT
  NO.                                 DOCUMENT
-------                               --------
  10.8.3    The Registrant's Cash Bonus Plan was filed with the
            Commission as Exhibit 10.8.3 to the Registrant's Report on
            Form 10-Q for the quarter ended March 31, 1989, and is
            incorporated herein by this reference.
  10.8.4    Amended and Restated Conseco Stock Bonus and Deferred
            Compensation Program was filed with the Commission as
            Exhibit 10.8.4 to the Registrant's Annual Report on Form
            10-K for 1992, and is incorporated herein by this reference.
  10.8.6    Conseco Performance-Based Compensation Plan for Executive
            Officers was filed with the Commission as Exhibit 10.8.15 to the Registrant's Report on Form 10-Q for the quarter ended
            March 31, 1998, and is incorporated herein by this
            reference.
  10.8.7    Conseco, Inc. Amended and Restated Deferred Compensation
            Plan was filed with the Commission as Exhibit A to the
            Registrant's definitive Proxy Statement dated April 26,
            1995, and is incorporated herein by this reference.
  10.8.8    Amendment to the Amended and Restated Conseco Stock Bonus
            and Deferred Compensation Program was filed with the
            Commission as Exhibit 10.8.8 to the Registrant's Annual
            Report on Form 10-K for 1994, and is incorporated herein by this reference.
  10.8.9    Conseco 1994 Stock and Incentive Plan was filed as Exhibit A to the Registrant's definitive Proxy Statement dated April
            29, 1994 and is incorporated herein by this reference.
 10.8.10    Amendment Number 2 to the Amended and Restated Conseco Stock
            Bonus and Deferred Compensation Program was filed with the
            Commission as Exhibit 10.8.10 to the Registrant's Annual
            Report on Form 10-K for 1995 and is incorporated herein by reference.
 10.8.11    Amended and Restated Director, Officer and Key Employee
            Stock Purchase Plan of Conseco was filed with the Commission as Exhibit 10.8.11 to the Registrant's Report on Form 10-Q
            for the quarter ended September 30, 1999, and is
            incorporated herein by this reference.
 10.8.12    Guaranty dated as of August 21, 1998 regarding Director,
            Officer and Key Employee Stock Purchase Plan was filed with the Commission as Exhibit 10.8.12 to the Registrant's Report
            on Form 10-Q for the quarter ended March 31, 1999, and is
            incorporated herein by this reference.
 10.8.13    Form of Promissory Note payable to the Registrant relating to the Registrant's Director, Officer and Key Employee Stock
            Purchase Plan was filed with the Commission as Exhibit
            10.8.13 to the Registrant's Annual Report on Form 10-K for
            the year ended December 31, 1998.
 10.8.14    Conseco, Inc. Amended and Restated 1997 Non-qualified Stock
            Option Plan was filed with the Commission as Exhibit 10.8.14 to the Registrant's Annual Report on Form 10-K for 1997, and
            is incorporated herein by this reference.
 10.8.15    Green Tree Financial Corporation 1987 Stock Option Plan was
            filed with the Commission as an exhibit to Green Tree's
            Registration Statement on Form S-4 (File No. 33-42249) and
            is incorporated herein by this reference.
 10.8.16    Green Tree Financial Corporation Key Executive Stock Bonus
            Plan was filed with the Commission as an exhibit to Green
            Tree's Registration Statement on Form S-4 (File No.
            33-42249) and is incorporated herein by this reference.
 10.8.17    Green Tree Financial Corporation Restated 1992 Supplemental
            Stock Option Plan was filed with the Commission as Exhibit
            10.8.17 to the Registrant's Report on Form 10-Q for the
            quarter ended June 30, 1992, and is incorporated herein by this reference.
 10.8.18    Green Tree Financial Corporation Chief Executive Cash Bonus
            and Stock Option Plan and related Stock Option Agreement
            dated February 9, 1996 were filed with the Commission as an exhibit to Green Tree's Report on Form 10-Q for the quarter ended June 30, 1996, and are incorporated herein by this
            reference.

EXHIBIT
  NO.                                 DOCUMENT
-------                               --------
 10.8.19    Green Tree Financial Corporation 1996 restated Supplemental
            Pension Plan dated May 15, 1996 was filed with the
            Commission as an exhibit to Green Tree's Annual Report on
            Form 10-K for 1997, and is incorporated herein by this
            reference.
 10.8.20    Retention Agreement dated as of July 1, 1998 between Green
            Tree Financial Corporation and Bruce A. Crittenden was filed with the Commission as Exhibit 10.8.20 to the Registrant's
            Annual Report on Form 10-K for the year ended December 31,
            1998 and is incorporated herein by this reference.
 10.8.21    Amended and Restated 1999 Director and Executive Officer
            Stock Purchase Plan of Conseco was filed with the Commission as Exhibit 10.8.21 to the Registrant's Report on Form 10-Q
            for the quarter ended September 30, 1999 and is incorporated herein by this reference.
 10.8.22    Guaranty regarding 1999 Director and Executive Officer Stock
            Purchase Plan was filed with the Commission as Exhibit
            10.8.22 to the Registrant's Report on Form 10-Q for the
            quarter ended September 30, 1999 and is incorporated herein by this reference.
 10.8.23    Form of Borrower Pledge Agreement dated as of September 15,
            1999 with The Chase Manhattan Bank relating to the 1999
            Director and Executive Officer Stock Purchase Plan was filed with the Commission as Exhibit 10.8.23 to the Registrant's
            Report on Form 10-Q for the quarter ended September 30, 1999 and is incorporated herein by this reference.
 10.8.24    Form of note payable to the Registrant relating to the 1999
            Director and Executive Officer Stock Purchase Plan was filed with the Commission as Exhibit 10.8.24 to the Registrant's
            Report on Form 10-Q for the quarter ended September 30, 1999 and is incorporated herein by this reference.
   10.38    Split-Dollar Agreement dated December 18, 1998 among the
            Registrant, Rollin M. Dick and Lawrence E. Dick, Trustee was
            filed with the Commission as Exhibit 10.38 to the
            Registrant's Annual Report on Form 10-K for the year ended
            December 31, 1998 and is incorporated herein by this
            reference.
   10.39    Split-Dollar Agreement dated December 18, 1998 among the
            Registrant, Stephen C. Hilbert and Rollin M. Dick, Trustee
            was filed with the Commission as Exhibit 10.39 to the
            Registrant's Annual Report on Form 10-K for the year ended
            December 31, 1998 and is incorporated herein by this
            reference.
   10.40    Split-Dollar Agreement dated December 18, 1998 among the
            Registrant, Stephen C. Hilbert and Rollin M. Dick, Trustee
            was filed with the Commission as Exhibit 10.40 to the
            Registrant's Annual Report on Form 10-K for the year ended
            December 31, 1998 and is incorporated herein by this
            reference.
   10.41    Split-Dollar Agreement among the Registrant, Stephen C.
            Hilbert and Rollin M. Dick, Trustee was filed with the
            Commission as Exhibit 10.41 to the Registrant's Annual
            Report on Form 10-K for the year ended December 31, 1998 and is incorporated herein by this reference.
   10.42    Split-Dollar Agreement among the Registrant, Stephen C.
            Hilbert and Rollin M. Dick, Trustee was filed with the
            Commission as Exhibit 10.42 to the Registrant's Annual
            Report on Form 10-K for the year ended December 31, 1998 and is incorporated herein by this reference.
   10.43    Amended and Restated Securities Purchase Agreement dated as of December 15, 1999 between the Registrant and the
            purchasers named therein was filed with the Commission as
            Exhibit 10.43 to the Registrant's Report on Form 8-K dated
            December 15, 1999, as is incorporated herein by this
            reference.
   *12.1    Computation of Ratio of Earnings to Fixed Charges, Preferred
            Dividends and Distributions on Company-Obligated Mandatorily
            Redeemable Preferred Securities of Subsidiary Trusts.
     *21    List of Subsidiaries.

EXHIBIT
  NO.                                 DOCUMENT
-------                               --------
   *23.1    Consent of PricewaterhouseCoopers LLP with respect to the
            financial statements of Conseco, Inc.
   *23.2    Consent of KPMG LLP with respect to the financial statements of Conseco Finance Corp.
     *27    Financial data schedule for Conseco, Inc. dated December 31,
            1998.
   *99.1    Report of KPMG LLP with respect to historical financial
            statements of Conseco Finance Corp.

-------------------------
* Filed herewith

COMPENSATION PLANS AND ARRANGEMENTS

EXHIBIT
  NO.                                 DOCUMENT
-------                               --------
 *10.1.2    Employment Agreement, amended and restated as of December
            15, 1999, between the Registrant and Stephen C. Hilbert.
 *10.1.3    Employment Agreement, amended and restated as of December
            15, 1999, between the Registrant and Rollin M. Dick.
  10.1.9    Unsecured Promissory Note of Stephen C. Hilbert.
*10.1.10    Employment Agreement, amended and restated as of December
            15, 1999, between the Registrant and Ngaire E. Cuneo.
*10.1.11    Employment Agreement, amended and restated as of December
            15, 1999, between the Registrant and John J. Sabl.
*10.1.12    Employment Agreement, amended and restated as of December
            15, 1999 between the Registrant and Thomas J. Kilian.
 10.1.13    Employment Agreement, dated February 9, 1996 between Green
            Tree and Lawrence Coss and related Noncompetition Agreement dated February 9, 1996, as amended by Amendment Agreement
            dated April 6, 1998.
*10.1.14    Employment Agreement, amended and restated as of December
            15, 1999 between the Registrant and Maxwell E. Bublitz.
*10.1.15    Employment Agreement, amended and restated as of December
            15, 1999 between the Registrant and James S. Adams.
 10.1.16    Description of incentive compensation and severance
            arrangement with Edward M. Berube.
    10.8    The Registrant's Stock Option Plan; Amendment No. 1 thereto;
            Amendment No. 2 thereto; Amendment No. 3 thereto; Amendment
            No. 4 thereto; and Amendment No. 5 thereto.
  10.8.3    The Registrant's Cash Bonus Plan.
  10.8.4    Amended and Restated Conseco Stock Bonus and Deferred
            Compensation Program.
  10.8.6    Conseco Performance -- Based Compensation Plan for Executive
            officers.
  10.8.7    Conseco, Inc. Amended and Restated Deferred Compensation
            Plan.
  10.8.8    Amendment to the Amended and Restated Conseco Stock Bonus
            and Deferred Compensation Program.
  10.8.9    Conseco 1994 Stock and Incentive Plan.
 10.8.10    Amendment No. 2 to the Amended and Restated Stock Bonus and
            Deferred Compensation Program.
 10.8.11    Amended and Restated Director, Officer and Key Employee
            Stock Purchase Plan.
 10.8.12    Guaranty dated as of August 21, 1998 regarding Director,
            Officer and Key Employee Stock Purchase Plan.

EXHIBIT
  NO.                                 DOCUMENT
-------                               --------
 10.8.13    Form of Promissory Note Payable to the Registrant relating to the Registrant's Director, Officer and Key Employee Stock
            Purchase Plan.
 10.8.14    Conseco, Inc. Amended and Restated 1997 Non-qualified Stock
            Option Plan.
 10.8.15    Green Tree Financial Corporation 1987 Stock Option Plan.
 10.8.16    Green Tree Financial Corporation Key Executive Stock Bonus
            Plan.
 10.8.17    Green Tree Financial Corporation Restated 1992 Supplemental
            Stock Option Plan.
 10.8.18    Green Tree Financial Corporation Chief Executive Cash Bonus
            and Stock Option Plan and related Stock Option Agreement.
 10.8.19    Green Tree Financial Corporation 1996 restated Supplemental
            Pension Plan dated May 15, 1996.
 10.8.20    Retention Agreement dated as of July 1, 1998 between Green
            Tree Financial Corporation and Bruce A. Crittenden.
 10.8.21    Amended and Restated 1999 Director and Executive Officer
            Stock Purchase Plan of Conseco.
 10.8.22    Guaranty regarding 1999 Director and Executive Officer Stock
            Purchase Plan.
 10.8.23    Form of Borrower Pledge Agreement dated as of September 15,
            1999 with The Chase Manhattan Bank relating to the 1999
            Director and Executive Officer Stock Purchase Plan.
 10.8.24    Form of note payable to the Registrant relating to the 1999
            Director and Executive Officer Stock Purchase Plan.