Form 10-K/A
period 1999-12-31
CONSECO INC
filed 2000-05-01
CIK 719241

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                  FORM 10-K/A


                                AMENDMENT NO. 1


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

     Shares of common stock outstanding as of April 11, 2000: 325,264,121

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

     Explanatory Note: The purpose of this amendment is to include the information required under Part III, Items 10-13, of the Annual Report on Form 10-K for Conseco, Inc. (the "Company" or "Conseco") for the period ended December 31, 1999.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     Information regarding Executive Officers was included in the Form 10-K filed April 14, 2000, under a separate caption at the end of Part I.

     The following information regarding each Director, includes, as of May 1, 2000, such person's age, positions with Conseco, principal occupation and business experience for the last five years, and tenure as a Director of
Conseco:

                                  DIRECTOR            POSITIONS WITH CONSECO, PRINCIPAL             TERM
          NAME AND AGE             SINCE             OCCUPATION AND BUSINESS EXPERIENCE           EXPIRING
          ------------            --------           ----------------------------------           --------
Lawrence M. Coss, 61............    1998     Private Investor. Founder, Chief Executive Officer     2000
                                             and Director of Green Tree Financial Corporation
                                             (now known as Conseco Finance Corp.) from 1975 to
                                             1998.
Thomas M. Hagerty, 37...........    2000     Since 1999, Managing Director of Thomas H. Lee         2000
                                             Partners, and since 1993, Managing Director of
                                             Thomas H. Lee Company. Also a Director of Metris
                                             Companies, Inc., ARC Holdings, Cott Corp., Freedom
                                             Securities Corporation and Syratech Corp.
James D. Massey, 65.............    1994     Retired. Formerly, President and Deputy Chief          2000
                                             Executive Officer of Merchants National Corp. and
                                             Chairman, President and Chief Executive Officer of
                                             Merchants National Bank (banking).
Dennis E. Murray, Sr., 60.......    1994     Since 1964, partner or principal of the Ohio law       2000
                                             firm of Murray & Murray Co., L.P.A. and its
                                             predecessor. Also a Certified Public Accountant.
David R. Decatur, M.D., 61......    1995     Since 1967, a physician practicing in Indianapolis,    2002
                                             Indiana. Since 1997, President and Medical Director
                                             of Decatur Medical Center (family practice
                                             medicine).
Donald F. Gongaware, 64.........    1985     Retired. From 1985 to 1998, Executive Vice             2002
                                             President of Conseco.
John M. Mutz, 64................    1997     Since 1999, investor and consultant. President of      2002
                                             PSI Energy, Inc. (electric utility) from 1994 to
                                             1999. From 1989 to 1993 President of Lilly
                                             Endowment Inc. (charitable foundation). From 1980
                                             to 1988, Lieutenant Governor of the State of
                                             Indiana.

                                  DIRECTOR            POSITIONS WITH CONSECO, PRINCIPAL             TERM
          NAME AND AGE             SINCE             OCCUPATION AND BUSINESS EXPERIENCE           EXPIRING
          ------------            --------           ----------------------------------           --------
Robert S. Nickoloff, 71.........    1998     From 1993 to present, Chairman of KMN, Inc.            2002
                                             (medical venture capital). From 1999 to present,
                                             General Counsel of Venturi Group LLC (medical
                                             venture capital). Also a Director of Integ
                                             Incorporated. Former Director of Green Tree
                                             Financial Corporation.
Ngaire E. Cuneo, 49.............    1994     Since 1992, Executive Vice President, Corporate        2001
                                             Development of Conseco. Also a Director of Duke
                                             Realty Investments, Inc.
David V. Harkins, 59............    1999     Since April 28, 2000, Chairman of the Board and        2001
                                             Chief Executive Officer of Conseco. Since 1999,
                                             President of Thomas H. Lee Partners and since its
                                             founding in 1974 has been affiliated with the
                                             Thomas H. Lee Company, currently serving as Senior
                                             Managing Director. Also a Director of Metris
                                             Companies, Inc., Cott Corp., Fisher Scientific
                                             International Inc., Freedom Securities Corporation,
                                             Stanley Furniture Company, Inc. and Syratech Corp.
M. Phil Hathaway, 70............    1984     Retired. Formerly, Treasurer of Cook Group, Inc.       2001
                                             (medical equipment, property and casualty
                                             insurance, and real estate development operations).
                                             Also a Certified Public Accountant.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires Conseco's Directors and executive officers, and each person who is the beneficial owner of more than 10 percent of any class of Conseco's outstanding equity securities, to file with the Securities and Exchange Commission ("SEC") initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of Conseco. Specific due dates for these reports have been established by the SEC, and Conseco is required to disclose any failure by such persons to file such reports for fiscal year 1999 by the prescribed dates. Directors, executive officers and greater than ten percent beneficial owners are required by SEC regulations to furnish Conseco with copies of all reports filed with the SEC pursuant to Section 16(a) of the Exchange Act. To Conseco's knowledge, based solely on review of the copies of reports furnished to Conseco and written representations that no other reports were required, all filings required pursuant to Section 16(a) of the Exchange Act applicable to Conseco's Directors, executive officers and greater than 10 percent beneficial owners were made for the year ended December 31, 1999, except for Mr. Murray who filed two late reports covering a total of ten transactions. Those transactions related to the issuance of an aggregate of 2,472 stock units (each unit representing one share of Common Stock) in lieu of the cash payment of quarterly director fees.

ITEM 11.  EXECUTIVE COMPENSATION.

SUMMARY COMPENSATION TABLE

     The following Summary Compensation Table sets forth the cash compensation and certain other components of the compensation of Stephen C. Hilbert, the Chairman of the Board, President and Chief Executive Officer of Conseco during 1999, and the other four most highly compensated executive officers of Conseco in 1999 (collectively, the "Named Officers").

                                                                                         LONG-TERM COMPENSATION AWARDS
                                                                                   ------------------------------------------
                                                                                                  NUMBER OF
                                                                                                  SECURITIES
                                                    ANNUAL COMPENSATION            RESTRICTED     UNDERLYING      ALL OTHER
             NAME AND                       ------------------------------------     STOCK       OPTIONS/SARS    COMPENSATION
        PRINCIPAL POSITION           YEAR     SALARY        BONUS       OTHER(1)   AWARDS(2)    (IN SHARES)(3)       (4)
        ------------------           ----   ----------   -----------    --------   ----------   --------------   ------------
Stephen C. Hilbert(5)..............  1999   $1,000,000   $ 7,895,391(6) $123,254   $1,192,369     2,047,443       $ 835,974
  Chairman of the Board,             1998    1,000,000    13,500,000    130,714     1,275,891     2,571,897         754,568
  President and Chief                1997      250,000    15,000,000    163,240     4,156,373     2,561,792           4,297
  Executive Officer
Ngaire E. Cuneo....................  1999      250,000     4,500,000                  390,635       221,814           4,745
  Executive Vice President,          1998      250,000     1,235,000                  109,718       422,967           4,991
  Corporate Development              1997      250,000     2,612,000                  780,035       621,859           4,983
Rollin M. Dick(5)..................  1999      250,000     3,800,000                  333,041       609,812         592,360
  Executive Vice President           1998      250,000     3,816,000                  302,094       741,635         554,510
  and Chief Financial Officer        1997      250,000     3,816,000                1,108,184       853,452          20,669
Thomas J. Kilian(5)(7).............  1999      250,000     2,000,000                  185,023         5,447           3,570
  Executive Vice President           1998      237,148     1,262,852                   56,520       352,576           3,896
  and Chief Operations Officer
Maxwell E. Bublitz(7)..............  1999      250,000     1,800,000                  168,576         5,447           3,227
  Senior Vice President,             1998      250,000     1,400,000                   28,558       201,785           3,608
  Investments

-------------------------

(1) Amounts for all years include imputed interest on a $1.9 million interest-free loan made to Mr. Hilbert in 1988 ($106,590 in 1999, $107,413 in 1998 and $116,470 in 1997). The other Named Officers did not have other annual compensation for 1999, 1998 or 1997 which is required to be listed under SEC rules concerning executive officer and director compensation disclosure.

(2) The amounts shown for 1999 in this column represent the value of units (each unit represents one share of Common Stock) awarded for 1999 under the 1994 Stock and Incentive Plan (the "1994 Stock Plan") based on the market value of the Common Stock at March 31, 2000, the date of award. The amounts shown for 1998 in this column represent the value of stock units awarded for 1998 under the 1994 Stock Plan based on the market value of the Common Stock at March 31, 1999, the date of award. The amounts shown for 1997 in this column represent the value of stock units awarded for 1997 under the 1994 Stock Plan based on the market value of the Common Stock at March 31, 1998, the date of the award. Dividends are paid on the stock units. Units awarded to Mr. Dick vested immediately pursuant to the terms of the 1994 Stock Plan. The table below shows the aggregate holdings of stock units at March 31, 2000 as if outstanding on December 31, 1999, the aggregate value of such stock units as of December 31, 1999 for each Named Officer and the number of such stock units vested (although in each case the distribution of the Common Stock represented by such units has been deferred at the election of the Named Officer).

                                             AGGREGATE       AGGREGATE
                                             UNITS IN         VALUE AT
                                           PARTICIPANT'S    DECEMBER 31,    VESTED
                                              ACCOUNT           1999         UNITS
                                           -------------    ------------    -------
Stephen C. Hilbert.......................     425,680        $7,502,610           0
Ngaire E. Cuneo..........................     224,412         3,955,262      96,134
Rollin M. Dick...........................     306,397         5,400,247     306,397
Thomas J. Kilian.........................      20,168           355,461           0
Maxwell E. Bublitz.......................      19,070           336,109           0

          Mr. Hilbert's unvested stock units were forfeited upon termination of his employment. Stock units previously awarded to Ms. Cuneo will vest in the next three years conditioned upon continued employment with Conseco as follows (none of the units awarded to Messrs. Kilian or Bublitz will vest in the next three years):

                                        DECEMBER 31,    DECEMBER 31,    DECEMBER 31,
                                            2000            2001            2002
                                        ------------    ------------    ------------
Ngaire E. Cuneo.......................     47,782          23,638          13,814

(3) No stock appreciation rights have been granted.

(4) For 1999, the amounts reported in this column represent amounts paid for the Named Officers for (i) the value of premiums paid for split-dollar life insurance; (ii) individual life insurance premiums; (iii) group life insurance premiums; and (iv) the employer contribution under the ConsecoSave Plan, a 401(k) savings plan. The table below shows such amounts for each Named Officer. The amounts listed in the first column below represent the estimated value of the portion of insurance premiums paid by Conseco pursuant to split-dollar insurance agreements. Such premiums are expected to be repaid to Conseco (without interest) from the death benefits paid pursuant to the terms of the insurance policies. The estimated value is calculated as if the 1999 premiums were advanced to the executive officers without interest until the time the Company expects to recover the premiums.

                       VALUE OF PREMIUMS
                        PAID FOR SPLIT-      INDIVIDUAL     GROUP LIFE
                          DOLLAR LIFE      LIFE INSURANCE   INSURANCE    CONSECOSAVE PLAN
                           INSURANCE          PREMIUMS       PREMIUMS     CONTRIBUTIONS
                       -----------------   --------------   ----------   ----------------
Stephen C. Hilbert...      $835,122           $    --         $  852          $   --
Ngaire E. Cuneo......            --             1,175            528           3,042
Rollin M. Dick.......       562,421            22,770          4,127           3,042
Thomas J. Kilian.....            --                --            528           3,042
Maxwell E. Bublitz...            --                --            366           2,861

(5) The titles shown were those held throughout 1999. Mr. Kilian succeeded Mr. Hilbert as President in February 2000. Mr. Hilbert and Mr. Dick resigned as Directors and officers of Conseco on April 28, 2000.

(6) Mr. Hilbert agreed that his bonus, after reduction for cash to pay taxes, relating to the last three quarters of 1999, was to be paid in shares of Common Stock valued at the higher of $50 per share or market. Consequently, his bonus for 1999 consisted of 108,221 shares of Common Stock (which are reflected in the table at the values at the respective dates of issuance) and $5,466,056 in cash.

(7) No compensation information is reported for years prior to the year in which the Named Officer became an executive officer of the Company.

EMPLOYMENT CONTRACTS AND CHANGE-IN-CONTROL ARRANGEMENTS

     Conseco has an employment agreement with Ms. Cuneo for a term ending December 31, 2001, with a minimum annual salary of $250,000, annual bonuses in the discretion of the Compensation Committee or the Board of Directors, a severance allowance upon termination of employment and certain insurance and other fringe benefits. Conseco also has an employment agreement with Mr. Kilian for a term ending December 31,

2002, with a minimum annual salary of $250,000, annual bonuses in the discretion of the Compensation Committee or Board of Directors (but not less than $750,000 for the years 1998 and 1999), a severance allowance upon termination of employment and certain insurance and other fringe benefits. Conseco also has an employment agreement with Mr. Bublitz for a term ending December 31, 2002, with a minimum annual salary of $250,000, annual bonuses in the discretion of the Compensation Committee or Board of Directors (but not less than $750,000 for the years 1999 and 2000), a severance allowance upon termination of employment and certain insurance and other fringe benefits.

     Each of the employment agreements described above includes provisions pursuant to which the employee may elect to receive, in the event of a termination of the agreement in anticipation of or following a change in control of Conseco (a "Control Termination"), a severance allowance equal to 60 months of his or her monthly rate of salary, bonus and other benefits. Such severance allowance is to be grossed-up to cover any applicable excise taxes. For such purposes a Control Termination includes, among other things, a significant change in the nature or scope of his or her duties, a reduction in his or her total compensation or the employee giving a notice of termination to Conseco during the six-month period commencing six months after the change in control. In the event of a Control Termination, the employee also may elect to have Conseco purchase all options to purchase Common Stock or successor securities (in the case of Ms. Cuneo without deduction of the applicable exercise prices) held by such person at a price per share equal to the greater of (i) the price of the Common Stock at the time of the change of control (or in the case of a change of control effected through a series of related transactions or in a single transaction in which less than all outstanding shares of common stock are acquired, the highest price paid to holders of Common Stock in any such transaction) and (ii) the market price (based on a 20-trading day average) on the day prior to the time the executive exercises this election (collectively, the "Put Price").

     As defined in the employment agreements for Ms. Cuneo and Messrs. Kilian and Bublitz, "change in control" generally means a change in control of a nature that would be required to be reported in response to Item 6(e) of Schedule 14A of Regulation 14A promulgated under the Exchange Act as in effect on May 26, 1999; provided that, without limitation, a "change in control" shall be deemed to have occurred if and when: (i) any person is or becomes a beneficial owner, directly or indirectly, of securities of Conseco representing 25 percent or more of the combined voting power of Conseco's then outstanding securities; (ii) in connection with or as a result of a tender offer, merger, consolidation, sale of assets or contest for election of directors, or any combination of the foregoing transactions or events, individuals who were members of the Board of Directors immediately prior to any such transaction or event shall not constitute a majority of the Board of Directors or (iii) any reorganization, merger or consolidation (or issuance of shares of Common Stock in connection therewith) has occurred unless immediately after any such reorganization, merger or consolidation, (A) more than 60% of the outstanding shares of common stock and voting power of the outstanding securities of the surviving or resulting corporation are then beneficially owned, directly or indirectly, by all of the individuals or entities who beneficially owned the outstanding common stock and voting securities of the Company immediately prior thereto in substantially the same proportions relative to each other as their ownership immediately prior thereto and (B) at least a majority of the members of the board of directors of the surviving or resulting corporation were members of the Company's Board of Directors at the time of the execution of the initial agreement or action of the Board of Directors providing for such reorganization, merger or consolidation or issuance of shares; provided, however, that no change in control shall be deemed to have occurred under such employment agreements upon any person becoming, with the approval of the Board of Directors of Conseco, the beneficial owner of 25 percent or more but less than 50 percent of the combined voting power of Conseco's then outstanding securities entitled to vote with respect to the election of Conseco's Board of Directors and such person's ownership is for investment purposes.

     See the discussion under the table headed Option Grants in 1999 concerning change-in-control provisions related to stock options. The stock units disclosed in footnote (2) to the Summary Compensation Table must be paid out following a change in control. For stock units under the 1994 Stock Plan, the definition of change in control is the same as that disclosed below for the options granted in 1999. For stock units awarded under the Company's deferred compensation program, a change in control will be deemed to have occurred if: (i)any "person," including a "group" as determined in accordance with Section 13(d)(3) of the Exchange Act, is or becomes the beneficial owner, directly or indirectly, of securities of Conseco representing 30 percent or more of the combined voting power of Conseco's then outstanding securities; (ii) as a result of, or in connection with, any tender offer or exchange offer, merger or other business combination, sale of assets or contested election, or any combination of the foregoing transactions (a "Transaction"), the persons who were directors of Conseco before the Transaction shall cease to constitute a majority of the Board of Directors of Conseco or any successor to Conseco; (iii) Conseco is merged or consolidated with another corporation and, as a result of the merger or consolidation, less than 70 percent of the outstanding voting securities of the surviving or resulting corporation shall then be owned, in the aggregate, by the former stockholders of Conseco, other than (a) affiliates within the meaning of the Exchange Act or (b) any party to the merger or consolidation; (iv) a tender offer or exchange offer is made and consummated for the ownership of securities of Conseco representing 30 percent or more of the combined voting power of Conseco's then outstanding voting securities; or (v) Conseco transfers substantially all of its assets to another corporation which is not a wholly-owned subsidiary of Conseco.

STOCK OPTIONS

     The following table sets forth certain information concerning the exercise in 1999 of options to purchase Common Stock by the five Named Officers and the unexercised options to purchase Common Stock held by such individuals at December 31, 1999.

         AGGREGATED OPTION EXERCISES IN 1999 AND YEAR-END OPTION VALUES

                                                          NUMBER OF SECURITIES
                                                         UNDERLYING UNEXERCISED         VALUE OF UNEXERCISED
                                                         OPTIONS (IN SHARES) AT        IN-THE-MONEY OPTIONS AT
                          NUMBER OF                       DECEMBER 31, 1999(2)          DECEMBER 31, 1999(3)
                       SHARES ACQUIRED      VALUE      ---------------------------   ---------------------------
        NAME             ON EXERCISE     REALIZED(1)   EXERCISABLE   UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE
        ----           ---------------   -----------   -----------   -------------   -----------   -------------
Stephen C. Hilbert...     2,852,000      $45,654,000    5,681,132      1,508,000      $     --       $ 44,500
Ngaire E. Cuneo......       308,000        4,950,000    1,016,640        258,000            --         44,500
Rollin M. Dick.......       852,000       13,654,000    1,804,899        408,000            --         44,500
Thomas J. Kilian.....         9,600          176,925      186,823        587,600       273,325        450,850
Maxwell E. Bublitz...         9,600          176,925      184,032        635,600       262,200        439,725

-------------------------

(1) The value realized equals the aggregate amount of the excess of the fair market value on the date of exercise ($30.81) over the relevant exercise prices, which in each case were equal to the market values on the dates the options were originally granted. These stock option exercises occurred in February 1999 as part of an option exercise reload program approved by the Board of Directors. As a result of these exercises, the Company will be able to realize a tax deduction of approximately $64 million. No cash was either received or paid by the participants in the program. Participants paid for the exercised options and a portion of the taxes associated with the exercise by tendering 2,183,598 previously owned shares and by having Conseco withhold 706,365 shares from the exercise proceeds to cover required federal and state tax withholding. The net amount of Common Stock received by the Named Officers as a result of such stock option exercises was as follows: Mr. Hilbert, 804,557 shares; Ms. Cuneo, 86,186 shares; Mr. Dick, 242,188 shares; Mr. Kilian, 4,153 shares; and Mr. Bublitz, 4,153 shares.

(2) The average exercise price for the unexercised options listed below is as follows: Mr. Hilbert, $37.59; Ms. Cuneo, $38.20; Mr. Dick, $37.58; Mr. Kilian, $33.58; and Mr. Bublitz, $29.78.

(3) The value is calculated based on the aggregate amount of the excess of $17.625 (the average of the high and low sale prices of the Common Stock as reported by the New York Stock Exchange ("NYSE") for the last business day of 1999) over the relevant exercise prices, excluding grants for which such difference is equal to or less than zero.

     The following table sets forth certain information concerning options to purchase Common Stock granted in 1999 to the five Named Officers.

                             OPTION GRANTS IN 1999

                                   INDIVIDUAL GRANTS
---------------------------------------------------------------------------------------
                                                   % OF TOTAL
                                                    OPTIONS
                                     NUMBER OF     GRANTED TO    PER SHARE                GRANT DATE
                                      OPTIONS     EMPLOYEES IN   EXERCISE    EXPIRATION     PRESENT
               NAME                   GRANTED         1999       PRICE(1)       DATE       VALUE(2)
               ----                 -----------   ------------   ---------   ----------   -----------
Stephen C. Hilbert................  2,047,443(3)      26.5%       $30.81      2/23/09     $14,055,491
Ngaire E. Cuneo...................    221,814(3)       2.9         30.81      2/23/09       1,522,731
Rollin M. Dick....................    609,812(3)       7.9         30.81      2/23/09       4,186,298
Thomas J. Kilian..................      5,447(3)        .1         30.81      2/23/09          37,393
Maxwell E. Bublitz................      5,447(3)        .1         30.81      2/23/09          37,393

-------------------------

(1) Exercise price is the average of the high and low sales prices as reported by the NYSE for the date of grant.

(2) Valued using a modified Black-Scholes option pricing model. The exercise price of each option is equal to the fair market value of the underlying Common Stock on the date of grant. The assumptions used in the model were: expected volatility of 35 percent, risk free rate of return of 5.6 percent, expected life of 4 years and a dividend rate of 2.2 percent. A discount of 25 percent was applied to the option value yielded by the model to reflect the non-transferability and the possibility of forfeiture of employee options. Conseco's use of this model does not constitute an acknowledgment that the resulting values are accurate or reasonable. The actual gain executives will realize on the options will depend on the future price of Common Stock and cannot be accurately forecasted by application of an option pricing model.

(3) The options reported are non-qualified stock options which are exercisable in full beginning six months after the date of grant. The options were granted as part of the Company's option exercise reload program.

     The options granted to the Named Officers in 1999 were under the 1997 Non-qualified Stock Option Plan (the "1997 Plan"). All outstanding options under the 1994 Stock Plan and the 1997 Plan immediately vest and become exercisable or satisfiable upon the occurrence of a Change of Control. The Compensation Committee, in its discretion, may determine that upon the occurrence of such a transaction, each option outstanding shall terminate within a specified number of days after notice to the holder thereof, and such holder shall receive, with respect to each share of Common Stock subject to such option, cash in an amount equal to the excess of: (i) the higher of (x) the Fair Market Value (as defined in the 1994 Stock Plan and the 1997 Plan) of such shares of Common Stock immediately prior to the occurrence of such transaction or (y) the value of the consideration to be received in such transaction for one share of Common Stock; over (ii) the price per share, if applicable, of Common Stock set forth in such option. If the consideration offered to shareholders of Conseco in any transaction described in this paragraph consists of anything other than cash, the Compensation Committee shall determine the fair cash equivalent of the portion of the consideration offered which is other than cash. These provisions will not terminate any rights of a holder to further payments pursuant to any agreement between Conseco and such holder following a Change of Control. A "Change of Control" of Conseco is deemed to occur under the 1994 Stock Plan and the 1997 Plan if: (i) any person, becomes the beneficial owner, directly or indirectly, of securities of Conseco representing 25 percent or more of the combined voting power of Conseco's outstanding securities then entitled to vote for the election of directors; or (ii) as the result of a tender offer, merger, consolidation, sale of assets, or contest for election of directors, or any combination of the foregoing transactions or events, individuals who were members of the Board of Directors of Conseco immediately prior to any such transaction or event shall not constitute a majority of the Board of Directors following such transaction or event. However, no Change of Control shall be deemed to have occurred if and when either: (i) any such change is the result of a transaction which constitutes a "Rule 13e-3 transaction" as such term is defined in Rule 13e-3 promulgated under the Exchange Act; or (ii) any such person becomes, with the approval of the Board of Directors of Conseco, the beneficial owner of securities of Conseco representing 25 percent or more but less than 50 percent of the combined voting power of Conseco's then outstanding securities entitled to vote with respect to the election of its Board of Directors and in connection therewith represents, and at all times continues to represent, in a filing, as amended, with the SEC on Schedule 13D or Schedule 13G (or any successor Schedule thereto) that "such person has acquired such securities for investment and not with the purpose nor with the effect of changing or influencing the control of Conseco, nor in connection with or as a participant in any transaction having such purpose or effect," or words of comparable meaning and import.

     Ms. Cuneo and Messrs. Kilian and Bublitz have employment agreements with Conseco (see Employment Contracts and Change-in-Control Agreements). In the event of a Control Termination of any such employment agreement such Named Officer may elect, within 60 days after such Control Termination, to receive a lump sum payment from Conseco in return for surrender by such Named Officer of all or any portion of the options then outstanding held by such Named Officer to purchase shares of Common Stock or successor securities ("Unexercised Options"). Unexercised Options include all outstanding options whether or not then exercisable. For each Unexercised Option to purchase one share of Common Stock, Conseco must pay to such Named Officer an amount equal to the Put Price. The employment agreement with Ms. Cuneo provides that, to compensate her for loss of the potential future speculative value of the Unexercised Options, no deduction may be made for the exercise price per share for each Unexercised Option from the amount to be received by her. Amounts to be paid to Mr. Kilian or Mr. Bublitz for Unexercised Options in the event of a Control Termination of his employment agreement are to be reduced by the exercise price of his Unexercised Options.

COMPENSATION OF DIRECTORS

     Directors who are not also employees of Conseco are entitled to receive an annual fee of $50,000, a fee of $500 for each Board or committee meeting they attend, and an annual fee of $3,000 for serving as chairman of a Board committee. Non-employee Directors are eligible to participate in and receive annual awards of up to $30,000 under the 1994 Stock Plan. For 1999, 1,093 stock units were awarded under the 1994 Stock Plan to each of Dr. Decatur and Messrs. Coss, Gongaware, Harkins, Hathaway, Massey, Murray, Mutz and Nickoloff for his service as a Director. The Common Stock represented by the stock unit awards for 1999 had a market value of $12,330 on March 31, 2000 (the date of award). Such stock unit awards vest (assuming the Director continues in office) upon the earlier of: (i) the Director attaining the age of 60; (ii) the total and permanent disability of the Director; (iii) the death of the Director; (iv) the occurrence of a Change of Control (as defined in the second preceding paragraph); or (v) the fifth anniversary of the end of the fiscal year for which the award was made. The 1994 Stock Plan also provides for an annual grant to each non-employee director of options to purchase 5,000 shares of Common Stock on the date of the annual meeting of shareholders at a price equal to the market price of Common Stock on the date of grant. Dr. Decatur and Messrs. Coss, Gongaware, Hathaway, Massey, Murray, Mutz and Nickoloff each received such a grant in 1999. The options vest 20 percent per year on each of the first five anniversary dates of grant, subject to acceleration upon a Change of Control.

     Mr. Harkins is serving as interim Chairman of the Board and Chief Executive Officer without additional compensation and is entitled to reimbursement of expenses incurred in such capacity.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION IN COMPENSATION DECISIONS

     The members of the Compensation Committee during 1999 were Messrs. Massey, Murray and Hathaway. Mr. Massey served as the Chairman of the Compensation Committee. Each of the members of the Compensation Committee is a participant in the Stock Purchase Plans described below. See Certain Relationships and Related Transactions.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth information as of April 29, 2000 regarding ownership of Common Stock (excluding shares held by subsidiaries) and Series F Common-Linked Convertible Preferred Stock of the Company ("Preferred Stock") by the only persons known to own beneficially more than 5 percent thereof, by the Directors individually, by the executive officers named in the Summary Compensation Table in Item 11 individually, and by all current Directors and executive officers of Conseco as a group. Where any footnote indicates that shares included in the table are owned by, or jointly with, family members or by an affiliate of such person, the Director or executive officer may be deemed to exercise shared voting and investment power with respect to those shares, unless otherwise indicated. See footnote (2) to the Summary Compensation Table and Executive Compensation, Related Party Transactions and Other Information and Compensation of Directors.

                                                                             SHARES OWNED AND
                                                                           NATURE OF OWNERSHIP
                                                                         ------------------------
 TITLE OF CLASS                    NAME AND ADDRESS(1)                     NUMBER         PERCENT
 --------------                    -------------------                   -----------      -------
                   5-Percent Owners:
Preferred Stock    Thomas H. Lee Equity Fund IV, L.P.(2)...............    2,617,631(2)     100%
                   75 State Street
                     Boston, MA 02109
Common Stock       Thomas H. Lee Equity Fund IV, L.P...................   26,176,310(2)(3)   7.4%
                   75 State Street
                     Boston, MA 02109
Common Stock       Oppenheimer Capital.................................   21,317,567(4)     6.5%
                   1345 Avenue of the Americas
                     New York, NY 10105
Common Stock       Alex. Brown Investment Management...................   16,802,968(5)     5.1%
                   One South Street
                     Baltimore, MD 21202

                   Directors and Executive Officers:

Common Stock       Maxwell E. Bublitz..................................      810,458(6)       *
Common Stock       Lawrence M. Coss....................................    7,330,123(7)     2.2%
Common Stock       Ngaire E. Cuneo.....................................    3,006,535(8)       *
Common Stock       David R. Decatur, M.D. .............................      563,214(9)       *
Common Stock       Rollin M. Dick......................................    6,579,997(10)    2.0%
Common Stock       Donald F. Gongaware.................................    3,344,800(11)    1.0%
Common Stock       Thomas M. Hagerty...................................   23,315,020(12)    6.7%
Common Stock       David V. Harkins....................................   23,335,126(13)    6.7%
Common Stock       M. Phil Hathaway....................................      180,151(14)      *
Common Stock       Stephen C. Hilbert..................................   18,968,252(15)    5.7%
Common Stock       Thomas J. Kilian....................................      952,720(16)      *
Common Stock       James D. Massey.....................................      579,261(17)      *
Common Stock       Dennis E. Murray, Sr................................    4,013,710(18)    1.2%
Common Stock       John M. Mutz........................................       47,300(19)      *
Common Stock       Robert S. Nickoloff.................................      120,498(20)      *
Common Stock       Directors and executive officers as a group (17        46,162,550(21)   13.1%
                     persons)..........................................

-------------------------

 (1) Address given for 5-percent owners only.

 (2) The shareholder listed, together with certain affiliates and other entities and individuals (including Messrs. Hagerty and Harkins, jointly filed a Schedule 13D on December 22, 1999 relating to the purchase of an aggregate of 2,597,403 shares of Preferred Stock, each share of which is convertible into 10 shares of Common Stock. The amount listed in the table reflects additional shares of Preferred Stock which have been issued in payment of dividends since the date of the Schedule 13D filing.

 (3) Represents shares of Common Stock that may be acquired upon conversion of Preferred Stock.

 (4) According to a Schedule 13G dated February 11, 2000, filed with the SEC, Oppenheimer Capital is an investment advisor registered under Section 203 of the Investment Advisors Act of 1940. The Schedule 13G indicates that it was filed on behalf of Oppenheimer Capital, a Delaware general partnership and/or certain investment advisory clients or discretionary accounts relating to their collective beneficial ownership of Common Stock. The
     Schedule 13G indicates that Oppenheimer Capital has the sole power to dispose of the shares and to vote the shares under its written guidelines established by its Management Board.

 (5) According to a Schedule 13G filed with the SEC on February 18, 2000, Alex. Brown Investment Management had (as of December 31, 1999) sole voting power with respect to 5,372,702 of such shares and sole dispositive power with respect to 16,781,772 of such shares.

 (6) Includes 184,032 shares subject to options which are exercisable currently or within 60 days of April 29, 2000, 76,000 shares held by a limited partnership of which Mr. Bublitz is the general partner, 10,000 shares subject to a currently exercisable warrant held by him and 14,556 shares attributable to his account under the ConsecoSave Plan.

 (7) Includes 2,238,659 shares subject to options which are exercisable currently or within 60 days of April 29, 2000, 79,918 shares held by his spouse, 14,663 shares held by minor children and 73,320 shares held by LVC Investment Company, Inc.

 (8) Includes 106,000 shares which are held by trusts for the benefit of Ms. Cuneo's children, 1,024,640 shares subject to options which are exercisable currently or within 60 days of April 29, 2000, 10,000 shares subject to a currently exercisable warrant held by her and 960 shares attributable to her account under the ConsecoSave Plan.

 (9) Includes 14,000 shares subject to options which are exercisable currently or within 60 days of April 29, 2000 and 710 shares held by a partnership of which Dr. Decatur is a general partner.

(10) Includes 721,041 shares owned by Mr. Dick's wife, 545,923 shares (including 20,000 subject to a currently exercisable warrant) owned by a charitable foundation as to which shares he shares voting and investment power, 2,485,040 shares owned by limited partnerships of which Mr. Dick is the general partner, 1,812,899 shares subject to options which are exercisable currently or within 60 days of April 29, 2000, 317,900 shares owned by trusts as to which Mr. Dick's wife has sole voting and investment power and 1,576 shares attributable to Mr. Dick's account under the ConsecoSave Plan. Mr. Dick expressly disclaims beneficial ownership of all shares owned by his wife, the trusts as to which she has sole voting and investment power, and the charitable foundation.

(11) Includes 75,600 shares (including 20,000 subject to a currently exercisable warrant) owned by a charitable foundation as to which Mr. Gongaware shares voting and investment power, 718,425 shares owned by charitable trusts as to which he shares voting and investment power, 131,747 shares owned by irrevocable trusts as to which Mr. Gongaware's wife has sole voting and investment power, 3,000 shares subject to options held by Mr. Gongaware which are exercisable within 60 days of April 29, 2000 and 1,442 shares attributable to Mr. Gongaware's account under the ConsecoSave Plan. Mr. Gongaware expressly disclaims beneficial ownership of all shares owned by the trusts as to which his wife has sole voting and investment power and the charitable foundation.

(12) The address for Mr. Hagerty is c/o Thomas H. Lee Company, 75 State Street, Boston, MA 02109. Represents shares of Common Stock that may be acquired upon conversion of the Preferred Stock. Of those shares of Common Stock, 20,554,246 shares are beneficially owned by the Thomas H. Lee Equity

Fund IV, L.P., 704,131 shares are beneficially owned by Thomas H. Lee Foreign Fund IV, L.P. and 1,996,297 shares are beneficially owned by Thomas H. Lee Foreign Fund IV-B, L.P. Mr. Hagerty disclaims beneficial ownership of such shares except to the extent of his pecuniary interest.

(13) The address for Mr. Harkins is c/o Thomas H. Lee Company, 75 State Street, Boston, MA 02109. Represents shares of Common Stock that may be acquired upon conversion of Preferred Stock. Of those shares of Common Stock, 8,102 shares are beneficially owned by the 1995 Harkins Gift Trust, 20,554,246 shares are beneficially owned by the Thomas H. Lee Equity Fund IV, L.P., 704,131 shares are beneficially owned by Thomas H. Lee Foreign Fund IV, L.P. and 1,996,297 shares are beneficially owned by Thomas H. Lee Foreign Fund IV-B, L.P. Mr. Harkins disclaims beneficial ownership of such shares except to the extent of his pecuniary interest.

(14) Includes 16,000 shares owned by Mr. Hathaway's wife and 54,000 shares subject to options which are exercisable currently or within 60 days of April 29, 2000.

(15) The address for Mr. Hilbert is c/o P.O. Box 90198, Indianapolis, IN 46290-0198. Includes 5,689,132 shares subject to options which are exercisable currently or within 60 days of April 29, 2000, 3,732,183 shares owned by trusts as to which he has voting and investment power, 60,000 shares owned by a trust as to which Mr. Hilbert's wife has sole voting and investment power, 975,000 shares (including 20,000 subject to a currently exercisable warrant) held by a charitable foundation as to which he shares voting and investment power and 16 shares attributable to his account under the ConsecoSave Plan. Mr. Hilbert expressly disclaims beneficial ownership of all shares owned by the trust as to which his wife has sole voting and investment power and the charitable foundation.

(16) Includes 186,823 shares subject to options which are exercisable currently or within 60 days of April 29, 2000 and 3,434 shares attributable to Mr. Kilian's account under the ConsecoSave Plan.

(17) Includes 54,000 shares subject to options which are exercisable currently or within 60 days of April 29, 2000.

(18) Includes 796 shares owned by Mr. Murray's wife, 1,724,828 shares owned by a limited partnership of which Mr. Murray is general partner, 631,408 shares owned by retirement plans as to which Mr. Murray has sole voting and investment power and 54,000 shares subject to options which were exercisable currently or within 60 days of April 29, 2000. Mr. Murray expressly disclaims beneficial ownership of the shares held by his wife.

(19) Includes 6,000 shares subject to options which are exercisable currently or within 60 days of April 29, 2000 and 1,300 shares held by Mr. Mutz's wife. Mr. Mutz expressly disclaims beneficial ownership of the shares held by his wife.

(20) Includes 55,990 shares subject to options which are exercisable currently.

(21) Includes 23,395,472 shares of Common Stock which may be acquired upon conversion of Preferred Stock and 4,603,637 shares subject to outstanding stock options and warrants which are exercisable currently or within 60 days of April 29, 2000.

  *  Less than 1%.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Conseco has adopted stock purchase plans (the "Purchase Plans") to encourage direct, long-term ownership of Conseco stock by Directors, executive officers and certain senior officers. Purchases of Common Stock under the Purchase Plans were financed by personal loans to the participants from banks. Such loans are collateralized by the Common Stock purchased. Conseco guarantees the loans, but has recourse to the participants if it incurs a loss under the guarantee. In addition, Conseco has agreed to provide loans to the participants for the interest payments under the bank loans. Approximately 170 Directors, officers and key employees of Conseco and its subsidiaries participate in the Purchase Plans and have purchased an aggregate of approximately 19.0 million shares of Common Stock offered under the Purchase Plans. At March 31, 2000, the bank loans guaranteed by Conseco exceeded the value of the Common Stock collateralizing the loans by $358.4 million. As of March 31, 2000, the outstanding principal balances of the interest-payment loans provided by Conseco to the Directors and executive officers (or to trusts or limited partnerships established by them) were as follows: Mr. Hilbert, $15,938,300; Ms. Cuneo, $4,044,975; Mr. Dick, $7,754,751; Mr. Coss, $739,502; Dr. Decatur, $2,009,190; Mr. Gongaware,
$3,294,887; Mr. Hathaway, $71,031; Mr. Massey, $1,441,175; Mr. Murray,
$8,837,829; Mr. Mutz, $146,427; Mr. Bublitz, $1,181,978; Mr. Kilian, $1,472,455;
James S. Adams (an executive officer), $1,510,327; Bruce A. Crittenden (an executive officer), $369,940; and John J. Sabl (an executive officer), $458,401. Such loans bear interest at the variable rate per annum equal to the lowest interest rate per annum being paid by Conseco under its most senior borrowing facility, and as of March 31, 2000, the interest rate on such loans was 6.19%. As of March 31, 2000, the outstanding principal balances of the bank loans to the Directors and executive officers (or to trusts or limited partnerships established by them) which are guaranteed by Conseco were as follows: Mr. Hilbert, $162,541,688; Ms. Cuneo, $41,087,459; Mr. Dick, $70,018,551; Mr. Coss,
$12,562,830; Dr. Decatur, $19,838,559; Mr. Gongaware, $24,871,750; Mr. Hathaway,
$1,039,239; Mr. Massey, $15,288,747; Mr. Murray, $99,670,606; Mr. Mutz,
$1,217,539; Mr. Bublitz, $13,666,130; Mr. Kilian, $19,654,918; Mr. Adams,
$19,977,609; Mr. Crittenden, $6,281,427; and Mr. Sabl, $3,657,029.

     In February 1988, as a reward for extraordinary efforts in accomplishing the acquisition of Western National Life Insurance Company in 1987, in recognition of enhanced responsibilities as a result of such acquisition, and in consideration of his agreeing to enter into a covenant not to compete with the Company, the Company made a $1,900,000 interest-free loan to Mr. Hilbert. The loan was evidenced by a secured promissory note. Such note was replaced with an unsecured promissory note dated May 13, 1996 which does not bear interest prior to maturity.

     In connection with a Retention Agreement between Conseco Finance Corp. and Mr. Crittenden, Conseco Finance Corp. made a $1,000,000 interest-free loan to Mr. Crittenden in July 1998. In July 1999 such loan was converted to a loan bearing interest at or the rate of 7% per annum, which is due and payable upon the earlier of June 30, 2000 or the date of Mr. Crittenden's voluntary termination of employment with Conseco Finance Corp. In 1997 Conseco Finance Corp. (prior to its acquisition by Conseco) made loans to Mr. Crittenden and certain other of its executive officers in connection with their purchase of Conseco Finance Corp. common stock in the open market. The loan to Mr. Crittenden is evidenced by a note which bears interest payable annually at the rate of six percent. The outstanding principal balance of his note throughout 1999 was $201,693, and such note is due and payable upon the earlier of November 19, 2000 or 30 days after the date of his resignation or other termination of employment with Conseco Finance Corp.

     Under the noncompetition agreement between Mr. Coss and Conseco Finance Corp., he was entitled to the use of office space and secretarial and security services through February 2002. In November 1999, Mr. Coss and Conseco Finance Corp. agreed to discontinue these services in exchange for payments of $19,000 in 1999 and $171,600 in each of 2000, 2001 and 2002.

     On April 6, 2000, Conseco made a loan of $23 million to Mr. Hilbert, secured by a pledge of one million shares of Common Stock and the assignment of the rights to receive bonus, severance and other payments under his Employment Agreement with the Company. Such loan was due on April 5, 2001 and bore interest at an annual rate of 8.5%, payable quarterly. Such loan, together with accrued interest, was repaid in full on April 28, 2000. This loan was approved by the Board of Directors (with Mr. Hilbert abstaining). This loan reflected a variety of circumstances, including (i) the depressed market price for the Common Stock and margin calls resulting therefrom, (ii) the potential concerns that could be created by sales of Common Stock from margin of Mr. Hilbert, especially prior to the time the Company released its audited results for 1999 and (iii) the lack of opportunity for Mr. Hilbert to obtain alternate financing on an expedited basis to avoid such sales.

     On April 28, 2000, Conseco and Mr. Hilbert entered into an agreement pursuant to which Mr. Hilbert's employment was terminated. As contemplated by the terms of the Employment Agreement between Conseco and Mr. Hilbert, Mr. Hilbert received $49,382,165 (prior to required withholding for taxes), an amount equal to (i) five times his salary and the Non-Discretionary Amount (as defined in this Employment Agreement) for this year, less (ii) the amount due under the loan described in the preceding paragraph. Mr. Hilbert also is receiving the bonus of $3,375,000 payable under his Employment Agreement for the first quarter of 2000.

Conseco agreed to continue to treat Mr. Hilbert as though he were an employee/participant for purposes of the Purchase Plans and all of his loans relating to such plans remain outstanding.

     Conseco also entered into a consulting agreement with Mr. Hilbert pursuant to which Mr. Hilbert has agreed to provide consulting services up to an average of 25 hours per month for a period of three years. Under the consulting agreement, Mr. Hilbert is entitled to receive $1,000 per year, health and dental insurance coverage for three years, continued security services at his home through December 31, 2000 and use of Conseco's jet aircraft for up to 20 round trips per year, subject to availability and the obligation to reimburse Conseco for such use on the same basis as Conseco charges its executives for such use. Mr. Hilbert also agreed not to compete with Conseco during the term of the consulting agreement.

     On April 27, 2000, Mr. Hilbert was granted options to purchase an aggregate of 2,000,000 shares of Common Stock (1,000,000 each under the 1994 Stock Plan and the 1997 Plan) at a price of $5.75 per share (the average of the high and low sales prices on the NYSE on such date). The options expire April 26, 2003.

     On April 28, 2000, Conseco and Mr. Dick entered into an agreement pursuant to which Mr. Dick's employment was terminated. As contemplated by the terms of the Employment Agreement between Conseco and Mr. Dick, Conseco agreed to pay Mr. Dick his salary of $250,000 per year through December 31, 2001 and he is also receiving the bonus of $187,500 payable under his Employment Agreement for the first quarter of 2000. Conseco also agreed to continue to treat Mr. Dick as though he were an employee/participant for purposes of the Purchase Plans and all of his loans relating to such plans remain outstanding.

     Conseco also entered into a consulting agreement with Mr. Dick pursuant to which Mr. Dick has agreed to provide consulting services up to an average of 25 hours per month for a period of three years. Under the consulting agreement, Mr. Dick is entitled to receive $1,000 per year, health and dental insurance coverage for three years, and use of Conseco's jet aircraft for up to 10 round trips per year, subject to availability and the obligation to reimburse Conseco for such use on the same basis as Conseco charges its executives for such use. Mr. Dick also agreed not to compete with Conseco during the term of the consulting agreement.

     On April 27, 2000, Mr. Dick was granted options to purchase an aggregate of 600,000 shares of Common Stock under the 1997 Plan at a price of $5.75 per share. The options expire April 26, 2003.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-K/A, to be signed on its behalf by the undersigned, thereunto duly authorized, this 1st day of May, 2000.

                                          CONSECO, INC.

                                          By: /s/ THOMAS J. KILIAN
                                            ------------------------------------
                                            Thomas J. Kilian, President

                                 EXHIBIT INDEX
                           ANNUAL REPORT ON FORM 10-K
                                OF CONSECO, INC.

EXHIBIT
  NO.                                 DOCUMENT
-------                               --------
    2.10    Agreement and Plan of Merger dated as of April 6, 1998, as amended, among the Registrant, Marble Acquisition Corp. and
            Green Tree Financial Corporation (composite conformed copy)
            was included as Annex A to the Joint Proxy
            Statement -- Prospectus of Conseco, Inc. contained within
            the Registration Statement on Form S-4 (File No. 333-51123),
            and is incorporated herein by this reference.
     3.1    Amended and Restated Articles of Incorporation and Articles
            of Amendment thereto of the Registrant were filed with the
            Commission as Exhibit 3.1 to the Registrant's Registration
            Statement on Form S-3 (No. 333-94683), and are incorporated herein by this reference.
     3.2    Amended and Restated By-Laws of the Registrant were filed
            with the Commission as Exhibit 3.2 to the Registrant's
            Registration Statement on Form S-3 (No. 333-94683), and are
            incorporated herein by this reference.
     4.8    Indenture dated as of February 18, 1993, between the
            Registrant and Shawmut Bank Connecticut, National
            Association (to which State Street Bank and Trust Company is successor), as Trustee, for the 8 1/8 percent Senior Notes due 2003, was filed with the Commission as Exhibit 4.8 to
            the Registrant's Annual Report on Form 10-K for 1992, and is
            incorporated herein by this reference.
    4.12    Indenture dated as of September 29, 1994 between ALHC Merger
            Corporation and LTCB Trust Company and First Supplemental
            Indenture dated as of September 29, 1994 between American
            Life Holding Company and the Trustee for the 11 1/4% Senior
            Subordinated Notes due 2004 were filed with the Commission as Exhibit 4.12 to the Registrant's Report on Form 8-K dated
            September 29, 1994, and are incorporated herein by this
            reference.
    4.13    Indenture dated as of December 15, 1994, between CCP
            Insurance, Inc., and LTCB Trust Company, as Trustee, for the
            $200,000,000 aggregate principal amount of 10 1/2% Senior
            Notes due 2004 was filed with the Commission as Exhibit 4.13 to the Registrant's Annual Report on Form 10-K for 1995, and
            is incorporated herein by this reference.
  4.13.1    First Supplemental Indenture between Conseco, Inc., as
            Issuer, and LTCB Trust Company as Trustee, dated as of
            August 31, 1995, was filed with the Commission as Exhibit
            4.13.1 to the Registrant's Report on Form 10-Q for the
            quarter ended September 30, 1995, and is incorporated herein by this reference.
  4.17.1    Subordinated Indenture, dated as of November 14, 1996,
            between the Registrant and Fleet National Bank, as Trustee, was filed with the Commission as Exhibit 4.17.1 to the
            Registrant's Report on Form 8-K dated November 19, 1996, and is incorporated herein by this reference.
  4.17.2    First Supplemental Indenture, dated as of November 14, 1996, between the Registrant and Fleet National Bank, as Trustee, was filed with the Commission as Exhibit 4.17.2 to the
            Registrant's Report on Form 8-K dated November 19, 1996, and is incorporated herein by this reference.
  4.17.3    9.16% Subordinated Deferrable Interest Debenture due 2006
            was filed with the Commission as Exhibit 4.17.3 to the
            Registrant's Report on Form 8-K dated November 19, 1996, and is incorporated herein by this reference.
  4.17.4    Second Supplemental Indenture, dated as of November 22,
            1996, between Conseco, Inc. and Fleet National Bank, as
            Trustee was filed with the Commission as Exhibit 4.17.1 to the Registrant's Report on Form 8-K dated November 27, 1996, and is incorporated herein by this reference.

EXHIBIT
  NO.                                 DOCUMENT
-------                               --------
  4.17.5    8.70% Subordinated Deferrable Interest Debenture due 2026
            was filed with the Commission as Exhibit 4.17.4 to the
            Registrant's Report on Form 8-K dated November 27, 1996, and is incorporated herein by this reference.
  4.17.6    Third Supplemental Indenture, dated as of March 26, 1997
            between the Registrant and Fleet National Bank, as Trustee, was filed with the Commission as Exhibit 4.17.6 to the
            Registrant's Report on Form 8-K dated April 1, 1997, and is incorporated herein by this reference.
  4.17.7    8.796% Subordinated Deferrable Interest Debenture due 2027
            was filed with the Commission as Exhibit 4.17.7 to the
            Registrant's Report on Form 8-K dated April 1, 1997, and is incorporated herein by this reference.
  4.18.1    Amended and Restated Declaration of Trust of Conseco
            Financing Trust I, dated as of November 14, 1996, among
            Conseco, Inc., as sponsor, the Trustees named therein and
            the holders from time to time of undivided beneficial
            interests in the assets of Conseco Financing Trust I was
            filed with the Commission as Exhibit 4.18.1 to the
            Registrant's Report on Form 8-K dated November 19, 1996, and is incorporated herein by this reference.
  4.18.2    Global Certificate for Preferred Security of Conseco
            Financing Trust I was filed with the Commission as Exhibit
            4.18.2 to the Registrant's Report on Form 8-K dated November
            19, 1996, and is incorporated herein by this reference.
  4.18.3    Preferred Securities Guarantee Agreement, dated as of
            November 19, 1996, between the Registrant and Fleet National
            Bank was filed with the Commission as Exhibit 4.18.3 to the
            Registrant's Report on Form 8-K dated November 19, 1996, and is incorporated herein by this reference.
  4.19.1    Amended and Restated Declaration of Trust of Conseco
            Financing Trust II, dated as of November 22, 1996, among
            Conseco, Inc., as sponsor, the Trustees named therein and
            the holders from time to time of undivided beneficial
            interests in the assets of Conseco Financing Trust II was
            filed with the Commission as Exhibit 4.19.1 to the
            Registrant's Report on Form 8-K dated November 27, 1996, and is incorporated herein by this reference.
  4.19.2    Global Certificate for Preferred Security of Conseco
            Financing Trust II was filed with the Commission as Exhibit
            4.19.2 to the Registrant's Report on Form 8-K dated November
            27, 1996, and is incorporated herein by this reference.
  4.19.3    Preferred Securities Guarantee Agreement, dated as of
            November 27, 1996, between Conseco, Inc. and Fleet National
            Bank was filed with the Commission as Exhibit 4.19.3 to the
            Registrant's Report on Form 8-K dated November 27, 1996, and is incorporated herein by this reference.
  4.21.1    Amended and Restated Declaration of Trust of Conseco
            Financing Trust III, dated as of March 26, 1997, among the
            Registrant, as sponsor, the trustees named therein and the holders from time to time of undivided beneficial interests in the assets of Conseco Financing Trust III was filed with the Commission as Exhibit 4.20.1 to the Registrant's Report
            on Form 8-K dated April 1, 1997, and is incorporated herein by this reference.
  4.21.2    Global Certificate for Capital Security of Conseco Financing
            Trust III was filed with the Commission as Exhibit 4.20.2 to the Registrant's Report on Form 8-K dated April 1, 1997, and is incorporated herein by this reference.
  4.21.3    Capital Securities Guarantee Agreement, dated as of April 1,
            1997 between the Registrant and Fleet National Bank was
            filed with the Commission as Exhibit 4.20.3 to the
            Registrant's Report on Form 8-K dated April 1, 1997, and is incorporated herein by this reference.

EXHIBIT
  NO.                                 DOCUMENT
-------                               --------
  4.22.1    Senior Indenture, dated November 13, 1997, by and between
            the Registrant and Bank of New York as successor in interest to LTCB Trust Company, as Trustee (the "Senior Indenture"),
            was filed with the Commission as Exhibit 4.1 to
            Post-Effective Amendment No. 1 to the Registrant's
            Registration Statement on Form S-3, No. 333-27803, and is
            incorporated herein by this reference.
  4.22.2    6.4% Note due February 10, 2003 issued under the Senior
            Indenture (one of several identical notes aggregating $250 million) was filed with the Commission as Exhibit 4.22.2 to the Registrant's Annual Report on Form 10-K for 1997 and is
            incorporated herein by this reference.
  4.22.3    6.8% Note due June 15, 2005 issued under the Senior
            Indenture (one of several identical notes aggregating $250 million) was filed with the Commission as Exhibit 4.22.3 to the Registrant's Report on Form 8-K dated June 4, 1998, and is incorporated herein by this reference.
  4.22.4    6.4% Mandatory Par Put Remarketed Securities Note due June
            15, 2011 issued under the Senior Indenture (one of several identical notes aggregating $550 million) was filed with the
            Commission as Exhibit 4.22.4 to the Registrant's Report on
            Form 8-K dated June 4, 1998, and is incorporated herein by this reference
  4.22.5    7 7/8% Note due December 15, 2000 issued under the Senior
            Indenture was filed with the Commission as Exhibit 4.22.5 to the Registrant's Report on Form 8-K dated December 18, 1998, and is incorporated herein by this reference.
  4.23.1    Subordinated Indenture between the Registrant and The First
            National Bank of Chicago, as Trustee, was filed with the
            Commission as Exhibit 4.2 to the Registrant's Registration
            Statement on Form S-3, No. 333-40423, and is incorporated
            herein by this reference.
  4.24.1    Amended and Restated Declaration of Trust of Conseco
            Financing Trust IV was filed with the Commission as Exhibit
            4.12 to the Registrant's Registration Statement on Form S-3,
            No. 333-40423, and is incorporated herein by this reference.
  4.24.2    Preferred Securities Guarantee of the Registrant for the
            benefit of the holders of trust preferred securities of
            Conseco Financing Trust IV was filed with the Commission as
            Exhibit 4.13 to the Registrant's Registration Statement on
            Form S-3, No. 333-40423, and is incorporated herein by
            reference.
  4.24.3    Purchase Contract Agreement between the Registrant and The
            First National Bank of Chicago, as Purchase Contract Agent,
            was filed with the Commission as Exhibit 4.20 to the
            Registrant's Registration Statement on Form S-3, No.
            333-40423, and is incorporated herein by reference.
  4.24.4    Pledge Agreement among the Registrant, The Chase Manhattan
            Bank, as Collateral Agent, and The First National Bank of
            Chicago, as Purchase Contract Agent, was filed with the
            Commission as Exhibit 4.21 to the Registrant's Registration
            Statement on Form S-3, No. 333-40423, and is incorporated
            herein by reference.
    4.25    Indenture dated as of March 15, 1992 relating to
            $287,500,000 of 10  1/4% Senior Subordinated Notes due June
            1, 2002 of Green Tree was filed with the Commission as an
            exhibit to Green Tree's Registration Statement on Form S-4
            (File No. 33-42249), and is incorporated herein by this
            reference.
  4.26.1    Fourth Supplemental Indenture dated as of August 24, 1998, between the Registrant and State Street Bank and Trust
            Company, as Trustee, was filed with the Commission as
            Exhibit 4.25.1 to the Registrant's Report on Form 8-K dated
            August 24, 1998, and is incorporated herein by this
            reference.
  4.26.2    8.70% Subordinated Deferrable Interest Debenture due 2028
            was filed with the Commission as Exhibit 4.25.2 to the
            Registrant's Report on Form 8-K dated August 24, 1998, and is incorporated herein by this reference.

EXHIBIT
  NO.                                 DOCUMENT
-------                               --------
  4.26.3    Amended and Restated Declaration of Trust of Conseco
            Financing Trust V, dated as of August 24, 1998, among
            Conseco, Inc., as sponsor, the Trustees named therein and
            the holders from time to time of undivided beneficial
            interests in the assets of Conseco Financing Trust V was
            filed with the Commission as Exhibit 4.25.3 to the
            Registrant's Report on Form 8-K dated August 24, 1998, and is incorporated herein by this reference.
  4.26.4    Global Certificate for Preferred Securities of Conseco
            Financing Trust V was filed with the Commission as Exhibit
            4.25.4 to the Registrant's Report on Form 8-K dated August
            24, 1998, and is incorporated herein by this reference.
  4.26.5    Preferred Securities Guarantee Agreement, dated as of August
            24, 1998, between Conseco, Inc. and State Street Bank and
            Trust Company was filed with the Commission as Exhibit
            4.25.5 to the Registrant's Report on Form 8-K dated August
            24, 1998, and is incorporated herein by this reference.
  4.27.1    Fifth Supplemental Indenture, dated as of October 14, 1998, between Conseco, Inc. and State Street Bank and Trust
            Company, as Trustee, was filed with the Commission as
            Exhibit 4.26.1 to the Registrant's Report on Form 8-K dated
            October 8, 1998, and is incorporated herein by this
            reference.
  4.27.2    9% Subordinated Deferrable Interest Debenture due 2028 was
            filed with the Commission as Exhibit 4.26.2 to the
            Registrant's Report on Form 8-K dated October 8, 1998, and is incorporated herein by this reference.
  4.27.3    Amended and Restated Declaration of Trust of Conseco
            Financing Trust VI, dated as of October 14, 1998, among
            Conseco, Inc., as sponsor, the Trustees named therein and
            the holders from time to time of undivided beneficial
            interests in the assets of Conseco Financing Trust VI was
            filed with the Commission as Exhibit 4.26.3 to the
            Registrant's Report on Form 8-K dated October 8, 1998, and is incorporated herein by this reference.
  4.27.4    Global certificate for Preferred Securities of Conseco
            Financing Trust VI was filed with the Commission as Exhibit
            4.26.4 to the Registrant's Report on Form 8-K dated October
            8, 1998, and is incorporated herein by this reference.
  4.27.5    Preferred Securities Guarantee Agreement, dated as of
            October 14, 1998, between Conseco, Inc. and State Street
            Bank and Trust Company was filed with the Commission as
            Exhibit 4.26.5 to the Registrant's Report on Form 8-K dated
            October 8, 1998, and is incorporated herein by this
            reference.
  4.28.1    Sixth Supplemental Indenture, dated as of August 31, 1999, between the Registrant and State Street Bank and Trust
            Company, as Trustee, was filed with the Commission as
            Exhibit 4.27.1 to the Registrant's Report on Form 8-K dated
            August 31, 1999, and is incorporated herein by this
            reference.
  4.28.2    9.44% Subordinated Deferrable Interest Debenture was filed with the Commission as Exhibit 4.27.2 to the Registrant's
            Report on Form 8-K dated August 31, 1999, and is
            incorporated herein by this reference
  4.28.3    Amended and Restated Declaration of Trust of Conseco
            Financing Trust VII, dated as of August 31, 1999, among the
            Registrant, as sponsor, the Trustees named therein and the holders from time to time of undivided beneficial interests in the assets of Conseco Financing Trust VII was filed with the Commission as Exhibit 4.27.3 to the Registrant's Report
            on Form 8-K dated August 31, 1999, and is incorporated
            herein by this reference.
  4.28.4    Global Certificates for Preferred Securities of Conseco
            Financing Trust VII were filed with the Commission as
            Exhibit 4.27.4 to the Registrant's Report on Form 8-K dated
            August 31, 1999, and are incorporated herein by this
            reference.

EXHIBIT
  NO.                                 DOCUMENT
-------                               --------
  4.28.5    Preferred Securities Guarantee Agreement, dated as of August
            31, 1999, between the Registrant and State Street Bank and
            Trust Company was filed with the Commission as Exhibit
            4.27.5 to the Registrant's Report on Form 8-K dated August
            31, 1999, and is incorporated herein by this reference.
  4.29.1    8.5% Note due October 15, 2002 (one of several notes with
            identical terms aggregating $450 million) was filed with the
            Commission as Exhibit 4.1 to the Registrant's Report on Form
            8-K dated October 21, 1999, and is incorporated herein by
            this reference.
  4.29.2    9.0% Note due October 15, 2006 (one of several notes with
            identical terms aggregating $550 million) was filed with the
            Commission as Exhibit 4.2 to the Registrant's Report on Form
            8-K dated October 21, 1999, and is incorporated herein by
            this reference.
            The Registrant agrees to furnish the Commission upon its
            request a copy of any instrument defining the rights of
            holders of long-term debt of the Company and its
            consolidated subsidiaries.
 *10.1.2    Employment Agreement, amended and restated as of April 6,
            2000, between the Registrant and Stephen C. Hilbert.
  10.1.3    Employment Agreement, amended and restated as of December
            15, 1999, between the Registrant and Rollin M. Dick was
            filed with the Commission as Exhibit 10.1.3 to the
            Registrant's Report Form 10-K for the year ended December
            31, 1999 and is incorporated herein by this reference.
  10.1.9    Unsecured Promissory Note of Stephen C. Hilbert dated May
            13, 1996 was filed with the Commission as Exhibit 10.1.9 to the Registrant's Annual Report on Form 10-K for the year
            ended December 31, 1996, and is incorporated herein by this reference.
 10.1.10    Employment Agreement, amended and restated as of December
            15, 1999, between the Registrant and Ngaire E. Cuneo was
            filed with the Commission as Exhibit 10.1.10 to the
            Registrant's Report on Form 10-K for the year ended December
            31, 1999 and is incorporated herein by this reference.
 10.1.11    Employment Agreement, amended and restated as of December
            15, 1999, between the Registrant and John J. Sabl was filed with the Commission as Exhibit 10.1.11 to the Registrant's
            Report on Form 10-K for the year ended December 31, 1999 and is incorporated herein by this reference.
 10.1.12    Employment Agreement, amended and restated as of December
            15, 1999, between the Registrant and Thomas J. Kilian was
            filed with the Commission as Exhibit 10.1.12 to the
            Registrant's Report on Form 10-K for the year ended December
            31, 1999 and is incorporated herein by this reference.
 10.1.13    Employment Agreement, dated February 9, 1996 between Green
            Tree and Lawrence Coss and related Noncompetition agreement dated February 9, 1996, as amended by the Amendment
            Agreement dated April 6, 1998 were filed with the Commission as an exhibit to Green Tree's Registration Statement on Form
            S-3, and are incorporated herein by this reference.
 10.1.14    Employment Agreement, amended and restated as of December
            15, 1999, between the Registrant and Maxwell E. Bublitz was filed with the Commission as Exhibit 10.1.14 to the
            Registrant's Report on Form 10-K for the year ended December
            31, 1999 and is incorporated herein by this reference.
 10.1.15    Employment Agreement, amended and restated as of December
            15, 1999, between the Registrant and James S. Adams was
            filed with the Commission as Exhibit 10.1.15 to the
            Registrant's Report on Form 10-K for the year ended December
            31, 1999 and is incorporated herein by this reference.

EXHIBIT
  NO.                                 DOCUMENT
-------                               --------
 10.1.16    Description of incentive compensation and severance
            arrangement with Edward M. Berube was filed with the
            Commission as Exhibit 10.1.15 to the Registrant's Report on
            Form 10-Q for the quarter ended September 30, 1999, and is incorporated herein by this reference.
*10.1.17    Promissory Note of Stephen C. Hilbert dated April 6, 2000.
*10.1.18    Pledge Agreement between the Registrant and Stephen C.
            Hilbert dated April 6, 2000.
*10.1.19    Collateral Assignment between the Registrant and Stephen C.
            Hilbert dated April 6, 2000.
*10.1.20    Agreement, dated as of April 28, 2000, between the
            Registrant and Stephen C. Hilbert.
*10.1.21    Consulting Agreement, dated as of April 28, 2000, between
            the Registrant and Stephen C. Hilbert.
*10.1.22    Agreement, dated as of April 28, 2000, between the
            Registrant and Rollin M. Dick.
*10.1.23    Consulting Agreement, dated as of April 28, 2000, between
            the Registrant and Rollin M. Dick.
*10.1.24    Second Amendment Agreement, dated as of November 1, 1999,
            between Conseco Finance Corp. and Lawrence M. Coss.
*10.1.25    Promissory Note of Bruce A. Crittenden, dated as of July 1,
            1999.
*10.1.26    Promissory Note of Bruce A. Crittenden, dated as of November
            20, 1997.
    10.8    The Registrant's Stock Option Plan was filed with the
            Commission as Exhibit B to its definitive Proxy Statement
            dated December 10, 1983; Amendment No. 1 thereto was filed with the Commission as Exhibit 10.8.1 to its Report on Form
            10-Q for the quarter ended June 30, 1985; Amendment No. 2
            thereto was filed with the Commission as Exhibit 10.8.2 to its Registration Statement on Form S-1, No. 33-4367;
            Amendment No. 3 thereto was filed with the Commission as
            Exhibit 10.8.3 to the Registrant's Annual Report on Form
            10-K for 1986; Amendment No. 4 thereto was filed with the
            Commission as Exhibit 10.8 to the Registrant's Annual Report
            on Form 10-K for 1987; Amendment No. 5 thereto was filed
            with the Commission as Exhibit 10.8 to the Registrant's
            Report on Form 10-Q for the quarter ended September 30,
            1991; and are incorporated herein by this reference.
  10.8.3    The Registrant's Cash Bonus Plan was filed with the
            Commission as Exhibit 10.8.3 to the Registrant's Report on
            Form 10-Q for the quarter ended March 31, 1989, and is
            incorporated herein by this reference.
  10.8.4    Amended and Restated Conseco Stock Bonus and Deferred
            Compensation Program was filed with the Commission as
            Exhibit 10.8.4 to the Registrant's Annual Report on Form
            10-K for 1992, and is incorporated herein by this reference.
  10.8.6    Conseco Performance-Based Compensation Plan for Executive
            Officers was filed with the Commission as Exhibit 10.8.15 to the Registrant's Report on Form 10-Q for the quarter ended
            March 31, 1998, and is incorporated herein by this
            reference.
  10.8.7    Conseco, Inc. Amended and Restated Deferred Compensation
            Plan was filed with the Commission as Exhibit A to the
            Registrant's definitive Proxy Statement dated April 26,
            1995, and is incorporated herein by this reference.
  10.8.8    Amendment to the Amended and Restated Conseco Stock Bonus
            and Deferred Compensation Program was filed with the
            Commission as Exhibit 10.8.8 to the Registrant's Annual
            Report on Form 10-K for 1994, and is incorporated herein by this reference.
  10.8.9    Conseco 1994 Stock and Incentive Plan was filed as Exhibit A to the Registrant's definitive Proxy Statement dated April
            29, 1994 and is incorporated herein by this reference.
 10.8.10    Amendment Number 2 to the Amended and Restated Conseco Stock
            Bonus and Deferred Compensation Program was filed with the
            Commission as Exhibit 10.8.10 to the Registrant's Annual
            Report on Form 10-K for 1995 and is incorporated herein by reference.

EXHIBIT
  NO.                                 DOCUMENT
-------                               --------
 10.8.11    Amended and Restated Director, Officer and Key Employee
            Stock Purchase Plan of Conseco was filed with the Commission as Exhibit 10.8.11 to the Registrant's Report on Form 10-Q
            for the quarter ended September 30, 1999, and is
            incorporated herein by this reference.
 10.8.12    Guaranty dated as of August 21, 1998 regarding Director,
            Officer and Key Employee Stock Purchase Plan was filed with the Commission as Exhibit 10.8.12 to the Registrant's Report
            on Form 10-Q for the quarter ended March 31, 1999, and is
            incorporated herein by this reference.
 10.8.13    Form of Promissory Note payable to the Registrant relating to the Registrant's Director, Officer and Key Employee Stock
            Purchase Plan was filed with the Commission as Exhibit
            10.8.13 to the Registrant's Annual Report on Form 10-K for
            the year ended December 31, 1998, and is incorporated herein by reference.
 10.8.14    Conseco, Inc. Amended and Restated 1997 Non-qualified Stock
            Option Plan was filed with the Commission as Exhibit 10.8.14 to the Registrant's Annual Report on Form 10-K for 1997, and
            is incorporated herein by this reference.
 10.8.15    Green Tree Financial Corporation 1987 Stock Option Plan was
            filed with the Commission as an exhibit to Green Tree's
            Registration Statement on Form S-4 (File No. 33-42249) and
            is incorporated herein by this reference.
 10.8.16    Green Tree Financial Corporation Key Executive Stock Bonus
            Plan was filed with the Commission as an exhibit to Green
            Tree's Registration Statement on Form S-4 (File No.
            33-42249) and is incorporated herein by this reference.
 10.8.17    Green Tree Financial Corporation Restated 1992 Supplemental
            Stock Option Plan was filed with the Commission as Exhibit
            10.8.17 to the Registrant's Report on Form 10-Q for the
            quarter ended June 30, 1992, and is incorporated herein by this reference.
 10.8.18    Green Tree Financial Corporation Chief Executive Cash Bonus
            and Stock Option Plan and related Stock Option Agreement
            dated February 9, 1996 were filed with the Commission as an exhibit to Green Tree's Report on Form 10-Q for the quarter ended June 30, 1996, and are incorporated herein by this
            reference.
 10.8.19    Green Tree Financial Corporation 1996 restated Supplemental
            Pension Plan dated May 15, 1996 was filed with the
            Commission as an exhibit to Green Tree's Annual Report on
            Form 10-K for 1997, and is incorporated herein by this
            reference.
 10.8.20    Retention Agreement dated as of July 1, 1998 between Green
            Tree Financial Corporation and Bruce A. Crittenden was filed with the Commission as Exhibit 10.8.20 to the Registrant's
            Annual Report on Form 10-K for the year ended December 31,
            1998 and is incorporated herein by this reference.
 10.8.21    Amended and Restated 1999 Director and Executive Officer
            Stock Purchase Plan of Conseco was filed with the Commission as Exhibit 10.8.21 to the Registrant's Report on Form 10-Q
            for the quarter ended September 30, 1999 and is incorporated herein by this reference.
 10.8.22    Guaranty regarding 1999 Director and Executive Officer Stock
            Purchase Plan was filed with the Commission as Exhibit
            10.8.22 to the Registrant's Report on Form 10-Q for the
            quarter ended September 30, 1999 and is incorporated herein by this reference.
 10.8.23    Form of Borrower Pledge Agreement dated as of September 15,
            1999 with The Chase Manhattan Bank relating to the 1999
            Director and Executive Officer Stock Purchase Plan was filed with the Commission as Exhibit 10.8.23 to the Registrant's
            Report on Form 10-Q for the quarter ended September 30, 1999 and is incorporated herein by this reference.
 10.8.24    Form of note payable to the Registrant relating to the 1999
            Director and Executive Officer Stock Purchase Plan was filed with the Commission as Exhibit 10.8.24 to the Registrant's
            Report on Form 10-Q for the quarter ended September 30, 1999 and is incorporated herein by this reference.

EXHIBIT
  NO.                                 DOCUMENT
-------                               --------
   10.38    Split-Dollar Agreement dated December 18, 1998 among the
            Registrant, Rollin M. Dick and Lawrence E. Dick, Trustee was
            filed with the Commission as Exhibit 10.38 to the
            Registrant's Annual Report on Form 10-K for the year ended
            December 31, 1998 and is incorporated herein by this
            reference.
   10.39    Split-Dollar Agreement dated December 18, 1998 among the
            Registrant, Stephen C. Hilbert and Rollin M. Dick, Trustee
            was filed with the Commission as Exhibit 10.39 to the
            Registrant's Annual Report on Form 10-K for the year ended
            December 31, 1998 and is incorporated herein by this
            reference.
   10.40    Split-Dollar Agreement dated December 18, 1998 among the
            Registrant, Stephen C. Hilbert and Rollin M. Dick, Trustee
            was filed with the Commission as Exhibit 10.40 to the
            Registrant's Annual Report on Form 10-K for the year ended
            December 31, 1998 and is incorporated herein by this
            reference.
   10.41    Split-Dollar Agreement among the Registrant, Stephen C.
            Hilbert and Rollin M. Dick, Trustee was filed with the
            Commission as Exhibit 10.41 to the Registrant's Annual
            Report on Form 10-K for the year ended December 31, 1998 and is incorporated herein by this reference.
   10.42    Split-Dollar Agreement among the Registrant, Stephen C.
            Hilbert and Rollin M. Dick, Trustee was filed with the
            Commission as Exhibit 10.42 to the Registrant's Annual
            Report on Form 10-K for the year ended December 31, 1998 and is incorporated herein by this reference.
   10.43    Amended and Restated Securities Purchase Agreement dated as of December 15, 1999 between the Registrant and the
            purchasers named therein was filed with the Commission as
            Exhibit 10.43 to the Registrant's Report on Form 8-K dated
            December 15, 1999, as is incorporated herein by this
            reference.
    12.1    Computation of Ratio of Earnings to Fixed Charges, Preferred
            Dividends and Distributions on Company-Obligated Mandatorily
            Redeemable Preferred Securities of Subsidiary Trusts was
            filed with the Commission as Exhibit 12.1 to the
            Registrant's Report on Form 10-K for the year ended December
            31, 1999 and is incorporated herein by this reference.
      21    List of Subsidiaries was filed with the Commission as
            Exhibit 21 to the Registrant's Report on Form 10-K for the
            year ended December 31, 1999 and is incorporated herein by this reference.
    23.1    Consent of PricewaterhouseCoopers LLP with respect to the
            financial statements of Conseco, Inc. was filed with the
            Commission as Exhibit 23.1 to the Registrant's Report on
            Form 10-K for the year ended December 31, 1999 and is
            incorporated herein by this reference.
    23.2    Consent of KPMG LLP with respect to the financial statements of Conseco Finance Corp. was filed with the Commission as
            Exhibit 23.2 to the Registrant's Report on Form 10-K for the
            year ended December 31, 1999 and is incorporated herein by this reference.
      27    Financial data schedule for Conseco, Inc. dated December 31,
            1998 was filed with the Commission as Exhibit 27 to the
            Registrant's Report on Form 10-K for the year ended December
            31, 1999 and is incorporated herein by this reference.

EXHIBIT
  NO.                                 DOCUMENT
-------                               --------
    99.1    Report of KPMG LLP with respect to historical financial
            statements of Conseco Finance Corp. was filed with the
            Commission as Exhibit 99.1 to the Registrant's Report on
            Form 10-K for the year ended December 31, 1999 and is
            incorporated herein by this reference.

-------------------------
* Filed herewith

COMPENSATION PLANS AND ARRANGEMENTS

EXHIBIT
  NO.                                 DOCUMENT
-------                               --------
 *10.1.2    Employment Agreement, amended and restated as of April 6,
            2000, between the Registrant and Stephen C. Hilbert.
  10.1.3    Employment Agreement, amended and restated as of December
            15, 1999, between the Registrant and Rollin M. Dick.
  10.1.9    Unsecured Promissory Note of Stephen C. Hilbert.
 10.1.10    Employment Agreement, amended and restated as of December
            15, 1999, between the Registrant and Ngaire E. Cuneo.
 10.1.11    Employment Agreement, amended and restated as of December
            15, 1999, between the Registrant and John J. Sabl.
 10.1.12    Employment Agreement, amended and restated as of December
            15, 1999 between the Registrant and Thomas J. Kilian.
 10.1.13    Employment Agreement, dated February 9, 1996 between Green
            Tree and Lawrence Coss and related Noncompetition Agreement dated February 9, 1996, as amended by Amendment Agreement
            dated April 6, 1998.
 10.1.14    Employment Agreement, amended and restated as of December
            15, 1999 between the Registrant and Maxwell E. Bublitz.
 10.1.15    Employment Agreement, amended and restated as of December
            15, 1999 between the Registrant and James S. Adams.
 10.1.16    Description of incentive compensation and severance
            arrangement with Edward M. Berube.
*10.1.17    Promissory Note of Stephen C. Hilbert dated April 6, 2000.
*10.1.18    Pledge Agreement between the Registrant and Stephen C.
            Hilbert dated April 6, 2000.
*10.1.19    Collateral Assignment between the Registrant and Stephen C.
            Hilbert dated April 6, 2000.
*10.1.20    Agreement, dated as of April 28, 2000, between the
            Registrant and Stephen C. Hilbert.
*10.1.21    Consulting Agreement, dated as of April 28, 2000, between
            the Registrant and Stephen C. Hilbert.
*10.1.22    Agreement, dated as of April 28, 2000, between the
            Registrant and Rollin M. Dick.
*10.1.23    Consulting Agreement, dated as of April 28, 2000, between
            the Registrant and Rollin M. Dick.
*10.1.24    Second Amendment Agreement, dated as of November 1, 1999,
            between Conseco Finance Corp. and Lawrence M. Coss.
*10.1.25    Promissory Note of Bruce A. Crittenden, dated as of July 1,
            1999.
*10.1.26    Promissory Note of Bruce A. Crittenden, dated as of November
            20, 1997.
    10.8    The Registrant's Stock Option Plan; Amendment No. 1 thereto;
            Amendment No. 2 thereto; Amendment No. 3 thereto; Amendment
            No. 4 thereto; and Amendment No. 5 thereto.
  10.8.3    The Registrant's Cash Bonus Plan.
  10.8.4    Amended and Restated Conseco Stock Bonus and Deferred
            Compensation Program.

EXHIBIT
  NO.                                 DOCUMENT
-------                               --------
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