Form 10-Q
period 2000-03-31
CONSECO INC
filed 2000-05-15
CIK 719241

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

                  For the quarterly period ended March 31, 2000

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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [ X ] No [ ]



       Shares of common stock outstanding as of May 10, 2000: 325,264,121

================================================================================

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                         CONSECO, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                              (Dollars in millions)

                                     ASSETS


                                                                                                 March 31,     December 31,
                                                                                                   2000            1999
                                                                                                   ----            ----
                                                                                                (unaudited)

Investments:
   Actively managed fixed maturities at fair value (amortized cost: 2000 - $23,829.5;
     1999 - $23,690.4)........................................................................    $22,214.4      $22,203.8
   Interest-only securities at fair value (amortized cost: 2000 - $929.0; 1999 - $916.2)......        889.7          905.0
   Equity securities at fair value (cost: 2000 - $355.1; 1999 - $323.7).......................        360.8          312.7
   Mortgage loans.............................................................................      1,294.7        1,274.5
   Policy loans...............................................................................        660.2          664.1
   Venture capital investments at fair value (cost: 2000 - $149.4; 1999 - $142.5).............        656.0          527.5
   Other invested assets .....................................................................        657.5          544.0
                                                                                                  ---------      ---------

       Total investments......................................................................     26,733.3       26,431.6

Cash and cash equivalents.....................................................................      1,064.4        1,686.9
Accrued investment income.....................................................................        484.7          436.0
Finance receivables...........................................................................      6,184.7        5,104.1
Finance receivables - securitized.............................................................      6,505.7        4,730.5
Cost of policies purchased....................................................................      2,144.5        2,258.5
Cost of policies produced.....................................................................      2,212.2        2,087.4
Reinsurance receivables.......................................................................        729.1          728.6
Income tax assets.............................................................................        215.8          209.8
Goodwill......................................................................................      3,900.4        3,927.8
Assets held in separate accounts and investment trust ........................................      2,686.3        2,231.4
Cash held in segregated accounts for investors................................................        789.9          853.0
Other assets..................................................................................      1,817.8        1,500.3
                                                                                                  ---------      ---------

       Total assets...........................................................................    $55,468.8      $52,185.9
                                                                                                  =========      =========


                            (continued on next page)











               The accompanying notes are an integral part of the
                       consolidated financial statements.

                         CONSECO, INC. AND SUBSIDIARIES

                      CONSOLIDATED BALANCE SHEET, continued
                              (Dollars in millions)

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                                                 March 31,     December 31,
                                                                                                   2000            1999
                                                                                                   ----            ----
                                                                                                (unaudited)
Liabilities:
   Liabilities for insurance and asset accumulation products:
     Interest-sensitive products..............................................................    $17,108.9      $17,322.4
     Traditional products.....................................................................      7,719.2        7,537.3
     Claims payable and other policyholder funds..............................................      1,034.2        1,042.3
     Liabilities related to separate accounts and investment trust............................      2,686.3        2,231.4
     Liabilities related to certificates of deposit...........................................      1,355.3          870.5
   Investor payables..........................................................................        789.9          853.0
   Other liabilities..........................................................................      1,592.4        1,498.7
   Investment borrowings......................................................................        298.6          828.9
   Notes payable and commercial paper:
     Corporate................................................................................      2,746.1        2,481.8
     Finance..................................................................................      5,562.5        4,682.5
     Related to securitized finance receivables structured as collateralized borrowings.......      6,520.7        4,641.8
                                                                                                  ---------      ---------

         Total liabilities....................................................................     47,414.1       43,990.6
                                                                                                  ---------      ---------

Minority interest:
   Company-obligated mandatorily redeemable preferred securities
     of subsidiary trusts.....................................................................      2,641.8        2,639.1

Shareholders' equity:
   Preferred stock............................................................................        481.3          478.4
   Common stock and additional paid-in capital (no par value, 1,000,000,000 shares authorized, shares issued and outstanding: 2000 - 325,264,121;
     1999 - 327,678,638)......................................................................      2,889.5        2,987.1
   Accumulated other comprehensive loss.......................................................       (876.4)        (771.6)
   Retained earnings..........................................................................      2,918.5        2,862.3
                                                                                                  ---------      ---------

         Total shareholders' equity...........................................................      5,412.9        5,556.2
                                                                                                  ---------      ---------

         Total liabilities and shareholders' equity...........................................    $55,468.8      $52,185.9
                                                                                                  =========      =========














               The accompanying notes are an integral part of the
                       consolidated financial statements.

                         CONSECO, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF OPERATIONS
                 (Dollars in millions except per share amounts)
                                   (unaudited)
                                                                                                       Three months ended
                                                                                                            March 31,
                                                                                                       -------------------
                                                                                                       2000           1999
                                                                                                       ----           ----
Revenues:
   Insurance policy income.......................................................................   $1,048.7        $1,007.4
   Net investment income.........................................................................    1,060.9           667.7
   Gain on sale of finance receivables...........................................................        -             199.2
   Net gains (losses) from sale of investments...................................................      (35.3)            1.0
   Fee revenue and other income..................................................................      131.6           111.3
                                                                                                    --------        --------

       Total revenues............................................................................    2,205.9         1,986.6
                                                                                                    --------        --------

Benefits and expenses:
   Insurance policy benefits.....................................................................    1,067.5           889.7
   Provision for losses..........................................................................       82.0            21.3
   Interest expense..............................................................................      257.7           110.6
   Amortization..................................................................................      198.3           151.4
   Other operating costs and expenses............................................................      406.1           308.6
   Impairment charge.............................................................................        2.5            12.2
                                                                                                    --------        --------


       Total benefits and expenses...............................................................    2,014.1         1,493.8
                                                                                                    --------        --------

       Income before income taxes and minority interest..........................................      191.8           492.8

Income tax expense...............................................................................       75.4           174.8
                                                                                                    --------        --------

       Income before minority interest...........................................................      116.4           318.0

Minority interest:
   Distributions on Company-obligated mandatorily redeemable
     preferred securities of subsidiary trusts, net of income taxes..............................       39.0            30.2
                                                                                                    --------        --------

       Net income................................................................................       77.4           287.8

Preferred stock dividends........................................................................        4.2              .6
                                                                                                    --------        --------

       Net income applicable to common stock.....................................................   $   73.2        $  287.2
                                                                                                    ========        ========

Earnings per common share:
   Basic:
     Weighted average shares outstanding.........................................................327,302,800     320,645,000
                                                                                                 ===========     ===========

     Net income..................................................................................       $.22            $.90
                                                                                                        ====            ====

   Diluted:
     Weighted average shares outstanding.........................................................356,700,700     331,108,600
                                                                                                 ===========     ===========

     Net income..................................................................................       $.22            $.87
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


                         CONSECO, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                              (Dollars in millions)
                                   (unaudited)

                                                                               Common stock     Accumulated other
                                                                   Preferred  and additional      comprehensive      Retained
                                                          Total      stock    paid-in capital     income (loss)      earnings
                                                          -----      -----    ---------------     -------------      --------

Balance, January 1, 2000.............................  $5,556.2    $ 478.4        $2,987.1           $(771.6)        $2,862.3

   Comprehensive income (loss), net of tax:
     Net income......................................      77.4        -               -                 -               77.4
     Change in unrealized depreciation of
       investments (net of applicable income tax
       benefit of $37.1).............................    (104.8)       -               -              (104.8)             -
                                                       --------

         Total comprehensive loss....................     (27.4)

   Issuance of common shares.........................       5.0        -               5.0               -                -
   Issuance of convertible preferred shares..........       2.9        2.9             -                 -                -
   Cost of shares acquired...........................    (102.6)       -            (102.6)              -                -
   Dividends on common stock.........................     (17.0)       -               -                 -              (17.0)
   Dividends on preferred stock......................      (4.2)       -               -                 -               (4.2)
                                                       --------    -------        --------           -------         --------

Balance, March 31, 2000..............................  $5,412.9    $ 481.3        $2,889.5           $(876.4)        $2,918.5
                                                       ========    =======        ========           =======         ========

Balance, January 1, 1999.............................  $5,273.6    $ 105.5        $2,736.5           $ (28.4)        $2,460.0

   Comprehensive income, net of tax:
     Net income......................................     287.8        -               -                 -              287.8
     Change in unrealized depreciation of
       investments (net of applicable income tax
       benefit of $107.8)............................    (199.7)       -               -              (199.7)             -
                                                       --------

         Total comprehensive income..................      88.1

   Conversion of preferred stock into
     common shares ..................................       -       (105.5)          105.5               -                -
   Issuance of shares for stock options and for
     employee benefit plans..........................      69.9        -              69.9               -                -
   Tax benefit related to issuance of shares under
     stock option plans..............................      24.2        -              24.2               -                -
   Cost of shares acquired...........................     (89.2)       -             (89.2)              -                -
   Dividends on common stock.........................     (45.2)       -               -                 -              (45.2)
   Dividends on preferred stock......................       (.6)       -               -                 -                (.6)
                                                       --------    -------        --------           -------         --------

Balance, March 31, 1999..............................  $5,320.8    $   -          $2,846.9           $(228.1)        $2,702.0
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

                         CONSECO, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                              (Dollars in millions)
                                   (unaudited)

                                                                                                   Three months ended
                                                                                                         March 31,
                                                                                                  ----------------------
                                                                                                  2000              1999
                                                                                                  ----              ----
Cash flows from operating activities:
   Insurance policy income...................................................................   $ 1,038.2         $   994.4
   Net investment income.....................................................................       921.2             701.5
   Points and origination fees...............................................................         -               110.5
   Fee revenue and other income..............................................................       133.4             113.7
   Insurance policy benefits.................................................................      (893.7)           (842.6)
   Interest expense..........................................................................      (212.0)           (101.1)
   Policy acquisition costs..................................................................      (227.0)           (182.9)
   Other operating costs.....................................................................      (444.3)           (351.7)
   Taxes.....................................................................................         (.1)            (28.8)
                                                                                                ---------           -------

     Net cash provided by operating activities...............................................       315.7             413.0
                                                                                                 --------           -------

Cash flows from investing activities:
   Sales of investments......................................................................     2,109.4           5,165.5
   Maturities and redemptions of investments.................................................       187.2             333.3
   Purchases of investments..................................................................    (2,883.9)         (6,607.0)
   Cash received from the sale of finance receivables, net of expenses.......................         -             2,771.2
   Principal payments received on finance receivables........................................     2,160.0           1,644.5
   Finance receivables originated............................................................    (5,054.0)         (5,117.4)
   Other.....................................................................................      (249.1)            (79.2)
                                                                                                 --------         ---------

     Net cash used by investing activities ..................................................    (3,730.4)         (1,889.1)
                                                                                                ---------         ---------

Cash flows from financing activities:
   Issuance of common and convertible preferred shares.......................................          .4               9.4
   Issuance of notes payable and commercial paper............................................     6,185.1           4,447.7
   Payments on notes payable and commercial paper............................................    (3,211.5)         (3,807.5)
   Payments for settlement of forward contract and to repurchase equity securities...........      (102.6)            (29.5)
   Investment borrowings.....................................................................      (530.3)            256.1
   Amounts received for deposit products.....................................................     1,503.8             749.2
   Withdrawals from deposit products.........................................................      (959.1)           (583.9)
   Dividends and distributions on Company-obligated mandatorily redeemable preferred
     securities of subsidiary trusts.........................................................       (93.6)            (72.0)
                                                                                                ---------         ---------

       Net cash provided by financing activities.............................................     2,792.2             969.5
                                                                                                ---------         ---------

       Net decrease in cash and cash equivalents.............................................      (622.5)           (506.6)

Cash and cash equivalents, beginning of period...............................................     1,686.9           1,704.7
                                                                                                ---------         ---------

Cash and cash equivalents, end of period.....................................................   $ 1,064.4         $ 1,198.1
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

                         CONSECO, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              --------------------

     The following notes should be read together with the notes to the consolidated financial statements included in the 1999 Form 10-K of Conseco, Inc. ("we", "Conseco" or the "Company").

     Conseco is a financial services holding company with subsidiaries operating throughout the United States. Our insurance subsidiaries develop, market and administer supplemental health insurance, annuity, individual life insurance, individual and group major medical insurance and other insurance products. Our finance subsidiaries originate, purchase, sell and service consumer and commercial finance loans. On March 31, 2000, we announced that we plan to explore the sale of Conseco Finance Corp. ("Conseco Finance"), a wholly owned subsidiary of Conseco. If the planned sale is completed, the Company will no longer have finance operations. No assurance can be provided as to the timing, price, or other terms related to the possible sale of Conseco Finance. Conseco's operating strategy is to grow its business by focusing its resources on the development and expansion of profitable products and strong distribution channels, to seek to achieve superior investment returns through active asset management and to control expenses.

     BASIS OF PRESENTATION

     Our unaudited consolidated financial statements reflect all adjustments, consisting only of normal recurring items, that are necessary to present fairly Conseco's financial position and results of operations on a basis consistent with that of our prior audited consolidated financial statements. As permitted by rules and regulations of the Securities and Exchange Commission applicable to quarterly reports on Form 10-Q, we have condensed or omitted certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles ("GAAP"). We have also reclassified certain amounts from the prior periods to conform to the 2000 presentation. Results for interim periods are not necessarily indicative of the results that may be expected for a full year.

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

     Net income and diluted earnings per share, as previously reported in our Form 10-Q, as amended, for the three months ended March 31, 1999, have been restated to reflect adjustments, principally related to: (i) impairment charges relating to interest-only securities and servicing rights; (ii) delaying the recognition of revenue from sales of loans to certain commercial paper conduit trusts until the loans were subsequently placed in their final securitization structures; and (iii) adjusting loan origination cost deferrals. These changes decreased previously reported net income by $9.3 million, or $.03 per diluted share, in the first quarter of 1999.

     Our consolidated financial statements exclude the results of material transactions between us and our consolidated affiliates, or among our consolidated affiliates.

     ACCOUNTING FOR INVESTMENTS

     We classify our fixed maturity securities into three categories: (i) "actively managed" (which we carry at estimated fair value); (ii) "trading" (which we carry at estimated fair value); and (iii) "held to maturity" (which we carry at amortized cost). We held $52.0 million of trading securities at March 31, 2000, which we included in other invested assets. We had no fixed maturity securities in the held to maturity category at March 31, 2000.

                         CONSECO, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              --------------------

     Accumulated other comprehensive loss is primarily comprised of unrealized losses on actively managed fixed maturity investments. Such amounts, included in shareholders' equity as of March 31, 2000 and December 31, 1999, were as follows:

                                                                                         March 31,      December 31,
                                                                                           2000             1999
                                                                                           ----             ----
                                                                                            (Dollars in millions)

Unrealized losses on investments...................................................... $(1,647.9)        $(1,504.3)
Adjustments to cost of policies purchased and cost of policies produced...............     292.5             291.2
Deferred income tax benefit...........................................................     480.5             443.4
Other.................................................................................      (1.3)             (1.7)
                                                                                       ---------         ---------

     Net unrealized losses on investments.............................................    (876.2)           (771.4)
Minimum pension liability adjustment, net of income tax benefit......................        (.2)              (.2)
                                                                                       ---------         ---------

     Accumulated other comprehensive loss............................................. $  (876.4)        $  (771.6)
                                                                                       =========         =========

     VENTURE CAPITAL INVESTMENTS

     Venture capital investments include equity and equity-type investments made by our subsidiary which engages in venture capital investment activity. At the time we enter into these investments, we believe they have high growth or appreciation potential. These investments are carried at estimated fair value, with changes in fair value recognized as investment income. When these venture capital investments are publicly traded, the fair value is generally based upon market prices. When liquidity is limited because of thinly traded securities, limited partnership structures, large-block holdings, restricted shares or other special situations, we adjust quoted market prices to produce an estimate of the attainable fair values. We estimate the fair values of securities that are not publicly traded based upon transactions which directly affect the value of such securities and consideration of the investee's financial results, conditions and prospects.

     During 1999, we invested $53.2 million in a company in the wireless communication business. The market values of many companies in this sector increased significantly in 1999 and early 2000. In the fourth quarter of 1999, our investee sold shares of common stock to the public in an initial public offering. As a result, an ascertainable market value was established for our investment, which we adjusted to recognize liquidity restrictions. We recognized venture capital income of $105.1 million in the first quarter of 2000 related to this investment, bringing the total carrying value of our investment to $545.1 million.

     FINANCE RECEIVABLES AND INTEREST-ONLY SECURITIES

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

     We classify the finance receivables transferred to the securitization trusts and held as collateral for the notes issued to investors as finance receivables-securitized. We are generally able to repurchase these receivables from the trust when the aggregate unpaid principal balance reaches 20 percent of the initial principal balance of the finance receivables. The average interest rate earned on these receivables at March 31, 2000, was approximately 11.7 percent. We classify the notes issued to investors in the securitization trusts as "notes payable related to securitized finance receivables structured as collateralized borrowings".

                         CONSECO, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              --------------------

     Following our March 31, 2000, announcement regarding the plan to explore the sale of Conseco Finance and the other events described in the note entitled "Subsequent Events" which follows and elsewhere herein, the uncertainty surrounding the ultimate outcome of Conseco's plan has made it more difficult to complete new public securitization transactions. We are currently funding loans through our warehouse and bank credit facilities and expect to commence offering securities in public or private securitization transactions in the near future. We are also exploring other possible transactions such as whole loan sales. In May 2000, we sold $1.3 billion of finance receivables to Lehman Brothers and its affiliates (see "Subsequent Events").

     Finance receivables-securitized, summarized by type, were as follows at March 31, 2000 and December 31, 1999:

                                                                                         March 31,      December 31,
                                                                                           2000             1999
                                                                                           ----             ----
                                                                                            (Dollars in millions)
Manufactured housing..................................................................  $1,646.9          $  953.0
Mortgage services.....................................................................   3,245.9           2,077.3
Consumer/credit card..................................................................   1,000.5           1,076.9
Commercial............................................................................     637.0             637.0
                                                                                        --------          --------
                                                                                         6,530.3           4,744.2
Less allowance for credit losses......................................................      24.6              13.7
                                                                                        --------          --------

        Net finance receivables-securitized...........................................  $6,505.7          $4,730.5
                                                                                        ========          ========

     The other finance receivables, summarized by type, were as follows:

                                                                                         March 31,      December 31,
                                                                                           2000             1999
                                                                                           ----             ----
                                                                                            (Dollars in millions)
Manufactured housing..................................................................  $1,318.1          $  795.8
Mortgage services.....................................................................   1,521.9           1,277.0
Consumer/credit card..................................................................   2,473.8             824.7
Commercial............................................................................     965.4           2,281.3
                                                                                        --------          --------

                                                                                         6,279.2           5,178.8
Less allowance for credit losses......................................................      94.5              74.7
                                                                                        --------          --------

        Net finance receivables.......................................................  $6,184.7          $5,104.1
                                                                                        ========          ========

     The changes in the allowance for credit losses included in finance receivables were as follows:

                                                                                                       Three months ended
                                                                                                           March 31,
                                                                                                       -------------------
                                                                                                       2000          1999
                                                                                                       ----          -----
                                                                                                      (Dollars in millions)
Allowance for credit losses, beginning of period.................................................      $ 88.4      $ 43.0
Provision for losses.............................................................................        58.6        21.3
Credit losses....................................................................................       (27.9)      (11.2)
                                                                                                       ------      ------

Allowance for credit losses, end of period.......................................................      $119.1      $ 53.1
                                                                                                       ======      ======

                         CONSECO, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              --------------------

     The securitizations structured prior to our September 8, 1999, announcement met the applicable criteria to be accounted for as sales. At the time the loans were securitized and sold, we recognized a gain and recorded our retained interest represented by the interest-only security. The interest-only security represents the right to receive, over the life of the pool of receivables, the excess of the principal and interest received on the receivables transferred to the special purpose entity over the sum of: (i) principal and interest paid to the holders of other interests in the securitization; and (ii) contractual servicing fees. In some of those securitizations, we also retained certain lower-rated securities that are senior in payment priority to the interest-only securities. Such retained securities had a par value, fair market value and amortized cost of $769.8 million, $472.0 million and $713.7 million, respectively, at March 31, 2000, and were classified as actively managed fixed maturity securities. In addition, our insurance subsidiaries purchased securities backed by the loans originated by Conseco Finance.

     During the first three months of 1999, the Company sold $2.7 billion, of finance receivables in various securitized transactions and recognized gains of $199.2 million. There were no such sales during the first three months of 2000.

     The interest-only securities on our consolidated balance sheet represent an allocated portion of the cost basis of the finance receivables in the securitization transactions accounted for as sales related to transactions structured prior to September 8, 1999. We used the following assumptions to adjust the amortized cost to estimated fair value at March 31, 2000 and December 31, 1999. The difference between estimated fair value and the amortized cost of the interest-only securities is included in accumulated other comprehensive loss, net of taxes.

                                                      Manufactured        Home equity/       Consumer/
March 31, 2000                                           housing        home improvement     equipment       Total
--------------                                           -------        ----------------     ---------       -----
                                                                                (Dollars in millions)

Interest-only securities at fair value...............$   538.1          $  295.6           $   56.0        $   889.7
Cumulative principal balance of sold finance
   receivables at March 31, 2000..................... 22,105.4           8,200.5            2,666.1         32,972.0
Weighted average stated customer interest rate
   on sold finance receivables.......................     10.0%             11.5%              10.9%
Assumptions to determine estimated fair value
   of interest-only securities at March 31, 2000:
     Expected weighted average annual constant
       prepayment rate as a percentage of principal
       balance of related finance receivables (a)....      9.4%             21.4%              22.4%
     Expected nondiscounted credit losses as a
       percentage of principal balance of
       related finance receivables (a)...............      8.8%              5.9%               5.1%
     Weighted average discount rate .................     14.0%             14.0%              14.0%


                         CONSECO, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              --------------------

                                                          Manufactured        Home equity/          Consumer/
December 31, 1999                                            housing        home improvement        equipment      Total
-----------------                                            -------        ----------------        ---------      -----
                                                                          (Dollars in millions)

Interest-only securities at fair value...............      $   528.3          $  318.0            $   58.7     $   905.0
Cumulative principal balance of sold finance
   receivables at December 31, 1999..................       22,854.6           8,804.8             3,049.4      34,708.8
Weighted average stated customer interest rate on
   sold finance receivables..........................           10.0%             11.5%               11.0%
Assumptions to determine estimated fair value of
   interest-only securities at December 31, 1999:
     Expected weighted average annual constant
       prepayment rate as a percentage of principal
       balance of related finance receivables (a)....            9.4%             21.7%               22.4%
     Expected nondiscounted credit losses as a
       percentage of principal balance of related
       finance receivables (a).......................            9.0%              5.8%                5.1%
     Weighted average discount rate..................           14.0%             14.0%               14.0%

--------------------
(a) The valuation of interest-only securities is affected not only by the projected level of prepayments of principal and net credit losses, but also by the projected timing of such prepayments and net credit losses. Should such timing differ materially from our projections, it could have a material effect on the valuation of our interest-only securities. Additionally, such valuation is determined by discounting cash flows over the entire expected life of the receivables sold.

     Activity in the interest-only securities account was as follows:


                                                                                   Three months ended
                                                                                        March 31,
                                                                                  --------------------
                                                                                  2000           1999
                                                                                  ----           ----
                                                                                 (Dollars in millions)

Balance, beginning of period................................................     $905.0        $1,305.4
   Additions resulting from securitizations during the period...............        -             137.5
   Additions resulting from clean-up call (a)...............................       60.7             -
   Investment income........................................................       27.5            43.7
   Cash received............................................................      (70.6)         (123.5)
   Impairment charge to reduce carrying value...............................       (4.8)          (11.3)
   Change in unrealized depreciation charged to shareholders' equity........      (28.1)          (14.8)
                                                                                 ------        --------

Balance, end of period......................................................     $889.7        $1,337.0
                                                                                 ======        ========

--------------------
(a) During the first quarter of 2000, clean-up calls were exercised for four securitizations that were previously recognized as sales. The interest-only securities related to these securitizations had previously been separately securitized with other interest-only securities in transactions recognized as sales. The repurchase of the collateral underlying the four securitizations triggered a requirement for the Company to repurchase a portion of the interest-only securities.

                         CONSECO, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              --------------------

     Credit quality of managed finance receivables was as follows:

                                                                                  March 31,       December 31,
                                                                                    2000             1999
                                                                                    ----             ----
60-days-and-over delinquencies as a percentage
   of managed finance receivables at period end............................         1.32%            1.42%
                                                                                    ====             ====

Net credit losses incurred during the last twelve months as a percentage
   of average managed finance receivables during the period................         1.39%            1.31%
                                                                                    ====             ====

Repossessed collateral inventory as a percentage of managed finance
   receivables at period end...............................................         1.36%            1.34%
                                                                                    ====             ====

     EARNINGS PER SHARE

     A reconciliation of income and shares used to calculate basic and diluted earnings per share is as follows:

                                                                                           Three months ended
                                                                                                March 31,
                                                                                           -------------------
                                                                                           2000           1999
                                                                                           ----           ----
                                                                                           (Dollars in millions
                                                                                         and shares in thousands)
Income:
   Net income...........................................................................   $77.4         $287.8
   Preferred stock dividends............................................................     4.2             .6
                                                                                           -----         ------

     Income applicable to common ownership for basic earnings per share.................    73.2          287.2

Effect of dilutive securities:
   Preferred stock dividends............................................................     4.2             .6
                                                                                           -----         ------

     Income applicable to common ownership and assumed conversions for
       diluted earnings per share.......................................................   $77.4         $287.8
                                                                                           =====         ======
Shares:
   Weighted average shares outstanding for basic earnings per share..................... 327,303        320,645
   Effect of dilutive securities on weighted average shares:
     Stock options......................................................................     343          3,649
     Employee benefit plans.............................................................   1,071          2,004
     Preferred stock....................................................................  26,079          1,769
     Convertible securities.............................................................     -            3,042
     Forward purchase agreement.........................................................   1,905            -
                                                                                         -------        -------

       Dilutive potential common shares.................................................  29,398         10,464
                                                                                         -------        -------

         Weighted average shares outstanding for diluted earnings
           per share.................................................................... 356,701        331,109
                                                                                         =======        =======

     BUSINESS SEGMENTS

     We manage our business operations through two segments, based on the products offered.

     Finance segment. Our finance segment provides a variety of finance products including: loans for the purchase of manufactured housing, home improvements and various consumer products; private label credit card programs; and commercial loans such as floorplan and equipment financing. These products are primarily marketed through intermediary
                                       12

                         CONSECO, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              --------------------

channels such as dealers, vendors, contractors and retailers. On March 31, 2000, we announced that we plan to explore the sale of Conseco Finance. If the planned sale is completed, the Company will no longer have finance operations.

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

                         CONSECO, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              --------------------

Segment operating information was as follows:

                                                                                          Three months ended
                                                                                                March 31,
                                                                                          --------------------
                                                                                           2000           1999
                                                                                           ----           ----
                                                                                           (Dollars in millions)
Revenues:
   Insurance and fee-based segment:
     Insurance policy income:
       Annuities......................................................................  $   33.0       $   23.6
       Supplemental health............................................................     527.1          515.9
       Life...........................................................................     223.3          219.6
       Individual and group major medical.............................................     229.1          209.7
       Other..........................................................................      36.2           38.6
     Net investment income (a)........................................................     656.0          522.0
     Fee revenue and other income (a).................................................      32.4           28.7
     Net gains (losses) from sale of investments (a)..................................     (35.3)           1.0
                                                                                        --------       --------

         Total insurance and fee-based segment revenues...............................   1,701.8        1,559.1
                                                                                        --------       --------

   Finance segment:
     Net investment income:
       Interest-only securities (a)...................................................      27.5           43.7
       Manufactured housing...........................................................      82.1           19.0
       Mortgage services..............................................................     129.6           21.0
       Consumer/credit card...........................................................      96.4           33.3
       Commercial.....................................................................      52.9           20.0
       Other (a)......................................................................      21.1           13.6
     Gain on sale of finance receivables:
       Manufactured housing...........................................................       -            116.7
       Mortgage services..............................................................       -             74.1
       Commercial.....................................................................       -              8.4
     Fee revenue and other income.....................................................      99.2           82.6
                                                                                        --------       --------

         Total finance segment revenues...............................................     508.8          432.4
                                                                                        --------       --------

   Eliminations.......................................................................      (4.7)          (4.9)
                                                                                        --------       --------

         Total revenues...............................................................   2,205.9        1,986.6
                                                                                        --------       --------

Expenses:
   Insurance and fee-based segment:
     Insurance policy benefits........................................................   1,067.5          889.7
     Amortization.....................................................................     197.5          150.6
     Interest expense.................................................................       5.0           11.8
     Other operating costs and expenses...............................................     194.1          145.0
                                                                                        --------       --------

       Total insurance and fee-based segment expenses.................................   1,464.1        1,197.1
                                                                                        --------       --------

   Finance segment:
     Provision for losses.............................................................      58.6           21.3
     Interest expense.................................................................     204.5           54.6
     Impairment charge................................................................       2.5           12.2
     Other operating costs and expenses...............................................     209.9          160.7
                                                                                        --------       --------

       Total finance segment expenses.................................................     475.5          248.8
                                                                                        --------       --------

                         CONSECO, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              --------------------

                                                                                           Three months ended
                                                                                                March 31,
                                                                                          ---------------------

                                                                                           2000           1999
                                                                                           ----           ----
                                                                                           (Dollars in millions)
                                                                                      (continued from previous page)
   Not allocated to segments:
     Interest expense on corporate debt...............................................  $   53.0       $   49.1
     Provision for losses.............................................................      23.4            -
     Other operating costs and expenses...............................................       2.8            3.7
                                                                                        --------       --------

         Total expenses not allocated to segments.....................................      79.2           52.8
                                                                                        --------       --------

   Eliminations.......................................................................      (4.7)          (4.9)
                                                                                        --------       --------

         Total expenses...............................................................   2,014.1        1,493.8
                                                                                        --------       --------

Income (loss) before income taxes and minority interest:
     Insurance operations.............................................................     237.7          362.0
     Finance operations...............................................................      33.3          183.6
     Corporate interest and other expenses............................................     (79.2)         (52.8)
                                                                                        --------       --------

         Income before income taxes and minority interest.............................  $  191.8       $  492.8
                                                                                        ========       ========

--------------------
(a) It is not practicable to provide additional components of revenue by product or services.

     STANDARD & POOR'S 500 INDEX CALL OPTIONS AND INTEREST RATE SWAP AGREEMENTS

     Our equity-indexed annuity products provide a guaranteed base rate of return and a higher potential return linked to the performance of the Standard & Poor's 500 Index ("S&P 500 Index"). We buy S&P 500 Call Options in an effort to hedge potential increases to policyholder benefits resulting from increases in the S&P 500 Index to which the product's return is linked. We include the cost of the S&P 500 Call Options in the pricing of these products. Policyholder account balances for these annuities fluctuate in relation to changes in the values of these options. We reflect changes in the value of these options in net investment income. During the first three months of 2000 and 1999, net investment income included $22.7 million and $33.6 million, respectively, related to these changes. Such investment income was substantially offset by increases to policyholder account balances. The value of the S&P 500 Call Options was $133.0 million at March 31, 2000. We classify such instruments as other invested assets. We defer the premiums paid to purchase the S&P 500 Call Options and amortize them to investment income over their terms. Such amortization was $28.8 million and $20.1 million during the first three months of 2000 and 1999, respectively. The unamortized premium of the S&P 500 Call Options was $62.0 million at March 31, 2000.

     We periodically use interest-rate swaps to hedge the interest rate risk associated with our borrowed capital. At March 31, 2000, we held instruments having an aggregate notional principal amount of $3.1 billion that effectively convert a portion of our fixed-rate borrowed capital into floating-rate instruments for specified periods of time. The agreements mature in various years through 2008 and have an average remaining life of 3.4 years (the average call date is 2.1 years). We record the difference between the rates as an adjustment to interest expense. During the first three months of 2000, interest expense was increased by $2.5 million as a result of these interest-rate swap agreements. At March 31, 2000, such agreements had a fair value of $(48.9) million.

     Following our March 31, 2000, announcement regarding the plan to explore the sale of Conseco Finance and other events described in the note entitled "Subsequent Events" and elsewhere herein, ratings agencies lowered their ratings on Conseco's debt (see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity of Conseco"). These actions triggered requirements for Conseco to terminate several swap agreements, or provide cash

                         CONSECO, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              --------------------

collateral equal to the current fair value of certain swap agreements. Conseco paid approximately $40 million to terminate certain swap agreements, which will be recognized as a loss in the quarter ended June 30, 2000. In addition, Conseco provided $16 million of cash collateral related to certain other swap agreements.

     If the counterparties of these financial instruments fail to meet their obligations, Conseco may have to recognize a loss. Conseco limits its exposure to such a loss by diversifying among several counterparties believed to be strong and creditworthy. At March 31, 2000, all of the counterparties were rated "A" or higher by Standard & Poor's Corporation.

     GUARANTEES

     In conjunction with certain sales of finance receivables, we provided guarantees aggregating approximately $1.6 billion at March 31, 2000. We believe the likelihood of a significant loss from such guarantees is remote.

     We have guaranteed bank loans totaling $575.8 million to approximately 170 directors, officers and key employees. The funds were used by the participants to purchase approximately 19.0 million Conseco shares in open market or negotiated transactions with independent parties. Such shares are held by the bank as collateral for the loans. The bank loans we have guaranteed are scheduled to mature as follows: $150.0 million on May 31, 2000 and $425.8 million on August 30, 2001. The Company is currently negotiating with the bank to extend the maturity date of the loan which becomes due on May 31, 2000. At March 31, 2000, the guaranteed bank loans exceeded the value of the common stock collateralizing the loans by $358.5 million. All participants have agreed to indemnify Conseco for any loss incurred on their loans. In addition, Conseco has provided loans to participants for interest on the bank loans totaling $54.9 million. We regularly evaluate these guarantees and loans in light of the collateral and the creditworthiness of the participants. In the first quarter of 2000, we established a noncash provision of $23.4 million ($14.7 million after tax) in connection with these guarantees and loans, which was included as a component of the provision for losses. At March 31, 2000, the total reserve for losses on the loan guarantees was $42.3 million.

     The value of Conseco common stock has declined further since March 31, 2000. Based on the May 8, 2000, value of the Conseco common stock which serves as collateral for the loans (based on $5.31 per share, the market price on such date) and the most current information regarding the creditworthiness of the participants (which was the same information used to determine the reserve for losses on the loan guarantees at March 31, 2000), an additional estimated noncash provision in the area of $100 million ($65 million after tax) would need to be established. The provision established for the quarter ended June 30, 2000, will be based on the value of Conseco common stock and information regarding the creditworthiness of the participants on that date.

     REINSURANCE

     The cost of reinsurance ceded totaled $78.0 million and $115.0 million in the first three months of 2000 and 1999, respectively. We deducted this cost from insurance policy income. Conseco is contingently liable for claims reinsured if the assuming company is unable to pay. Reinsurance recoveries netted against insurance policy benefits totaled $73.8 million and $118.2 million in the first three months of 2000 and 1999, respectively.

                         CONSECO, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              --------------------

     CHANGES IN CORPORATE NOTES PAYABLE AND COMMERCIAL PAPER (EXCLUDING NOTES PAYABLE RELATED TO SECURITIZED FINANCE RECEIVABLES STRUCTURED AS COLLATERALIZED BORROWINGS)

     Notes payable and commercial paper (excluding notes payable related to securitized finance receivables structured as collateralized borrowings) were as follows (interest rates as of March 31, 2000):

                                                                                March 31,      December 31,
                                                                                  2000             1999
                                                                                  ----             ----
                                                                                  (Dollars in millions)

Bank credit facilities (6.19%)...............................................  $  700.0           $1,032.0
Commercial paper (6.34%).....................................................   1,256.8              898.4
Master repurchase agreements due on various dates in 2000 (6.95%)............   2,443.1            1,620.9
Credit facility collateralized by retained interests in securitizations due
   2000  ....................................................................       -                499.0
Medium term notes due April 2000 to April 2003 (6.53%).......................     226.7              226.7
7.875% notes due 2000........................................................     150.0              150.0
7.6% senior notes due 2001...................................................     118.9              118.9
6.4% notes due 2001 to 2003..................................................     800.0              800.0
8.5% notes due 2002..........................................................     450.0              450.0
10.25% senior subordinated notes due 2002....................................     193.6              193.6
Notes payable due 2003 (6.63%)...............................................     250.0              250.0
8.75% notes due 2004.........................................................     800.0                -
6.8% senior notes due 2005...................................................     250.0              250.0
9.0% notes due 2006..........................................................     550.0              550.0
Other........................................................................     145.4              146.6
                                                                               --------           --------

     Total principal amount..................................................   8,334.5            7,186.1
Unamortized net discount.....................................................      25.9               21.8
                                                                               --------           --------

     Total notes payable and commercial paper................................  $8,308.6           $7,164.3
                                                                               ========           ========

     Total allocated to:
       Corporate.............................................................  $2,746.1           $2,481.8
       Finance segment.......................................................   5,562.5            4,682.5
                                                                               --------           --------

         Total notes payable and commercial paper............................  $8,308.6           $7,164.3
                                                                               ========           ========

     Our current bank credit facilities allow us to borrow up to $2.3 billion, of which $1.5 billion may be borrowed until 2003 and $.8 billion may be borrowed until September 2000. Borrowings under these facilities averaged $836.4 million during the first quarter of 2000, at a weighted average interest rate of 6.11 percent. The credit facility requires us to maintain various financial ratios, as defined in the agreement, including: (i) a debt-to-total capitalization ratio less than .45:1 (such ratio was .40:1 at March 31, 2000); and (ii) an interest coverage ratio greater than 2.25:1 for the period October 1, 1999 through September 30, 2001 and greater than 2.50:1 thereafter (such ratio was 4.08:1 for the period ended March 31, 2000). We use unsecured bank credit facilities to support our commercial paper program. The ultimate price we may receive from the sale of Conseco Finance could affect such financial ratios.

     The interest rates on our bank credit facilities are based on a LIBOR rate plus a margin based on the credit rating of Conseco's senior unsecured notes. Following our March 31, 2000, announcement regarding the plan to explore the sale of Conseco Finance and other events described in the note entitled "Subsequent Events" and elsewhere herein, rating agencies lowered their ratings on Conseco's senior unsecured debt (see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity of Conseco"). Accordingly, the weighted average interest rates under these bank credit facilities increased .15 percent.

                         CONSECO, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              --------------------

     Borrowings under our commercial paper program averaged $1,013.3 million during the first quarter of 2000, at a weighted average interest rate of 6.1 percent. The actions by rating agencies which occurred after March 31, 2000 (see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity of Conseco"), have affected our ability to issue commercial paper. Accordingly, we have curtailed its issuance in favor of borrowing under our bank credit facilities.

     On February 7, 2000, the Company completed the public offering of $800.0 million of 8.75 percent notes due February 9, 2004. The notes are unsecured and rank equally with all other unsecured senior indebtedness of Conseco. Proceeds from the offering of approximately $794.3 million (after underwriting discounts and estimated offering expenses) were used to repay outstanding indebtedness.

     At March 31, 2000, we had $6.7 billion in master repurchase agreements, commercial paper conduit facilities and other facilities with various banking and investment banking firms for the purpose of financing our consumer and commercial finance loan production. These facilities typically provide financing of a certain percentage of the underlying collateral and are subject to the availability of eligible collateral and, in many cases, the willingness of the banking firms to continue to provide financing. These agreements generally provide for annual terms, some of which are extended either quarterly or semi-annually by mutual agreement of the parties for an additional annual term based upon receipt of updated quarterly financial information. At March 31, 2000, we had borrowed $3.7 billion of the $6.7 billion available under such agreements.

     NOTES PAYABLE RELATED TO SECURITIZED FINANCE RECEIVABLES STRUCTURED AS COLLATERALIZED BORROWINGS

     Notes payable related to securitized finance receivables structured as collateralized borrowings were $6,520.7 million at March 31, 2000. The principal and interest on these notes are paid using the cash flows from the underlying finance receivables which serve as collateral for the notes. Accordingly, the timing of the principal payments on these notes is dependent on the payments received on the underlying finance receivables which back the notes. The average interest rate on these notes at March 31, 2000 was 7.0 percent.

     CHANGES IN PREFERRED STOCK

     On December 15, 1999, we issued $500.0 million (2.6 million shares) of Series F Common-Linked Convertible Preferred Stock (the "Series F Preferred Stock") to Thomas H. Lee Company and affiliated investors. The Series F Preferred Stock is convertible into Conseco common stock at a common equivalent rate of $19.25 per share. The Series F Preferred Stock pays a 4 percent dividend, of which an amount at least equal to the common dividend will be payable in cash, and the remainder may be paid in additional Series F shares valued at $19.25 per share. The Series F Preferred Stock rank senior to the common stock outstanding and have a liquidation preference of $192.50 per share plus all declared and unpaid dividends.

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

                         CONSECO, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              --------------------

     CHANGES IN COMMON STOCK

     Changes in the number of shares of common stock outstanding were as follows:

                                                                                                     Three months ended
                                                                                                          March 31,
                                                                                                     -------------------
                                                                                                     2000           1999
                                                                                                     ----           ----
                                                                                                     (Shares in thousands)

Balance, beginning of period...................................................................    327,679        315,844
   Stock options exercised.....................................................................         34          4,561
   Common shares converted from PRIDES.........................................................        -            5,904
   Settlement of forward contract and common stock acquired....................................     (4,240)        (2,896)
   Shares issued under employee benefit compensation plans.....................................      1,791             49
                                                                                                   -------        -------

Balance, end of period.........................................................................    325,264        323,462
                                                                                                   =======        =======

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

     RECENTLY ISSUED ACCOUNTING STANDARDS

     Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), as amended by Statement of Financial Accounting Standards No. 137, "Deferral of the Effective Date of FASB Statement No. 133" requires all derivative instruments to be recorded on the balance sheet at estimated fair value. Changes in the fair value of derivative instruments are to be recorded each period either in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, on the type of hedge transaction. We are currently evaluating the impact of SFAS 133, which is required to be implemented in 2001. Because of ongoing changes to implementation guidance, we do not plan on adopting the new standard until the first quarter of 2001.

     LITIGATION

     Conseco Finance was served with various related lawsuits filed in the United States District Court for the District of Minnesota. These lawsuits were generally filed as purported class actions on behalf of persons or entities who purchased common stock or options to purchase common stock of Conseco Finance during alleged class periods that generally run from February 1995 to January 1998. One action (Florida State Board of Admin. v. Green Tree Financial Corp., Case No. 98-1162) did not include class action claims. In addition to Conseco Finance, certain current and former officers and directors of Conseco Finance are named as defendants in one or more of the lawsuits. Conseco Finance and other defendants obtained an order consolidating the lawsuits seeking class action status into two actions, one of which pertains to a purported class of common stockholders (In re Green Tree Financial Corp. Stock Litig., Case No. 97-2666) and the other which pertains to a purported class action of stock option traders (In re Green Tree Financial Corp. Options Litig., Case No. 97-2679). Plaintiffs in the lawsuits assert claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. In each case, plaintiffs allege that Conseco Finance and the other defendants violated federal securities laws by, among other things, making false and misleading statements about the current state and future prospects of Conseco Finance (particularly with respect to prepayment assumptions and performance of certain loan portfolios of Conseco Finance) which allegedly rendered Conseco Finance's financial statements false and misleading. On August 24, 1999, the United States District Court for the District of Minnesota issued an order to dismiss with prejudice all claims alleged in the lawsuits. The plaintiffs subsequently appealed the decision to the U.S. Court of Appeals for the 8th Circuit, and the appeal is currently pending. The Company believes that the lawsuits are without merit and intends to continue to defend them vigorously. The ultimate outcome of these lawsuits cannot be predicted with certainty.

                         CONSECO, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              --------------------

     A total of twenty-one suits have been filed against the Company in the United States District Court for the Southern District of Indiana. Eleven of these cases are putative class actions on behalf of persons or entities that purchased the Company's common stock during alleged class periods that generally run from April 1999 through April 2000. Luisi v. Conseco, Inc., et al., Case No. IP00-C-0593-B/S; Sechrist v. Conseco, Inc., et al., Case No. IP00-C-0585-T/G; Klein v. Conseco, Inc., et al., Case No. IP00-C-0602-M/S; Brody v. Conseco, Inc., et al., Case No. IP00-C-0609-M/S; Dana v. Conseco, Inc., et al., Case No. IP00-C-0623-T/G; Krim v. Conseco, Inc., et al., Case No. IP00-C-0631-B/S; Nadaf
v. Conseco, Inc., et al., Case No. IP00-C-0628-Y/G; Greiner v. Conseco, Inc., et al., Case No. IP00-C-0639-Y/F (naming as a defendant only one officer/director); Sedgwick v. Conseco, Inc., et al., Case No. IP00-C-0657-B/S; Irle v. Conseco, Inc., et al., Case No. IP00-C-0746-H/G; Schwartz v. Conseco, Inc., et al., Case No. IP00-C-0770-M/S. With the one exception noted, two former officers/directors of the Company are named as defendants in each of the lawsuits. In each case, the plaintiffs assert claims under Section 10(b) and 20(a) of the Securities Exchange Act of 1934. In each case, plaintiffs allege that the Company and the individual defendants violated the federal securities laws by, among other things, making false and misleading statements about the current state and future prospects of Conseco Finance (particularly with respect to performance of certain loan portfolios of Conseco Finance) which allegedly rendered the Company's financial statements false and misleading. The Company also intends to defend these lawsuits vigorously. The ultimate outcome of these lawsuits cannot be predicted with certainty.

     Six of the cases in the United States District Court were filed as purported class actions on behalf of persons or entities that purchased preferred securities issued by various Conseco Financing Trusts, including Conseco Financing Trust V, Griffin v. Conseco, Inc., et al., Case No. IP00-C-0663-M/S; Stifnagle v. Conseco, Inc., et al., Case No. IP00-C-0754-Y/G (Stifnagle also asserts claims regarding Conseco Financing Trust VII) (making allegations with respect to an August 24, 1998 offering), Conseco Financing Trust VI, Costello v. Conseco, Inc., et al., Case No. IP00-C-0705-Y/G (October 8, 1998 offering), and Conseco Financing Trust VII, Zinno v. Conseco, Inc., et al., Case No. IP00-C-0622-M/S; Shapiro v. Conseco, Inc., et al., Case No. IP00-C-0650-B/S; Kosseff v. Conseco, Inc., et al., Case No. IP00-C-0753-Y/S (August 26, 1999 offering). Each of these complaints names as defendants the Company, the relevant trust (except Shapiro and Kosseff), two former officers/directors of the Company, and the underwriters for the particular issuance (except Shapiro). The Kosseff complaint also names an officer and all of the Company's directors at the time of issuance of the preferred stock by Conseco Financing Trust VII. In each case, plaintiffs assert claims under
Section 11 and Section 15 of the Securities Act of 1933, and the Zinno, Shapiro, and Stifnagle complaints also assert claims under Section 12(a)(2) of that Act. In each case, plaintiffs allege that the defendants violated the federal securities laws by, among other things, making false and misleading statements, in Prospectuses and/or Registration Statements related to the issuance of preferred securities by the Trust involved, regarding the current state and future prospects of Conseco Finance (particularly with respect to performance of certain loan portfolios of Conseco Finance) which allegedly rendered the disclosure documents false and misleading. The Company also intends to defend these lawsuits vigorously. The ultimate outcome of these lawsuits cannot be predicted with certainty.

     Four shareholder derivative suits have been filed in United States District Court. Rogney v. Decatur, et al., Case No. IP00-C-0655-Y/F; Fletcher v. Hilbert, et al., Case No. IP00-C-0693-H/G; Gold v. Decatur, et al., Case No. IP00-C-0747-T/G; Batcheldor v. Hilbert, Case No. IP00-C-0743-H/G. The complaints name as defendants the current directors, certain former directors, and, in Fletcher, certain non-director officers of the Company (the Company is named as a nominal defendant in each). Plaintiffs allege that the defendants breached their fiduciary duties by, among other things, intentionally disseminating false and misleading statements concerning the acquisition, performance and proposed sale of Conseco Finance, and engaged in corporate waste by causing the Company to guarantee loans that certain officers, directors and key employees of the Company used to purchase stock under the Company's "Stock Purchase Plan." A similar case has been filed in the Hamilton County Superior Court in Indiana. Schweitzer v. Hilbert, et al., Cause No. 29001-0004CP251. The Company believes that these lawsuits are without merit and intends to defend them vigorously. The ultimate outcome of these lawsuits cannot be predicted with certainty.

     Conseco, Inc. and its subsidiaries, Conseco Life Insurance Company and Wabash Life Insurance Company, are currently named defendants in a certified nationwide class action lawsuit in the Superior Court for Santa Clara County (California, cause number CV768991) and captioned "John P. Dupell and the John
P. Dupell 1992 Insurance Trust vs. Massachusetts General Life Insurance Company; Life Partners Group, Inc., Wabash Life Insurance Company, Conseco, Inc., Donovan
R. Bolton, et al." The class, approximately 345,000 in number, consists of all persons who purchased universal life insurance policies from Conseco Life Insurance Company, formerly named Massachusetts General Life Insurance Company, between January 1, 1984 and July 23, 1999 (excluding policies where death benefits were paid). The claims involve the changing interest rate climate between the 1980s and the comparatively lower rates in the 1990s, and

                         CONSECO, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              --------------------

the resulting lower rates credited to universal life products. The plaintiffs asserted claims of fraud, breach of the covenant of good faith and fair dealing, negligence, negligent misrepresentation, unjust enrichment and related matters. Conseco believes this lawsuit is without merit and is defending it vigorously. The ultimate outcome of this lawsuit cannot be predicted with certainty.

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

                         CONSECO, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              --------------------

     CONSOLIDATED STATEMENT OF CASH FLOWS

     The following disclosures supplement our consolidated statement of cash flows:

                                                                                                  Three months ended
                                                                                                       March 31,
                                                                                                 --------------------
                                                                                                  2000          1999
                                                                                                  ----          ----
                                                                                                (Dollars in millions)

Cash flows from operating activities:
   Net income................................................................................   $  77.4         $287.8
   Adjustments to reconcile net income to net cash provided
     by operating activities:
       Gain on sale of finance receivables...................................................       -           (199.2)
       Points and origination fees received..................................................       -            110.5
       Interest-only securities investment income............................................     (27.5)         (43.7)
       Cash received from interest-only securities...........................................      70.6          123.5
       Servicing income......................................................................     (31.1)         (39.3)
       Cash received from servicing activities...............................................      33.7           41.7
       Provision for losses..................................................................      82.0           21.3
       Amortization and depreciation.........................................................     215.1          165.2
       Income taxes..........................................................................      54.4          129.7
       Insurance liabilities.................................................................     163.3           34.1
       Accrual and amortization of investment income.........................................    (183.6)         (46.0)
       Deferral of cost of policies produced and purchased...................................    (227.0)        (182.9)
       Impairment charges....................................................................       2.5           12.2
       Minority interest.....................................................................      59.9           46.5
       Net investment (gains) losses.........................................................      35.3           (1.0)
       Other  ...............................................................................      (9.3)         (47.4)
                                                                                                --------       -------

         Net cash provided by operating activities...........................................   $ 315.7        $ 413.0
                                                                                                =======        =======

                                                                                                 Three months ended
                                                                                                      March 31,
                                                                                                --------------------
                                                                                                2000            1999
                                                                                                ----            ----
                                                                                                (Dollars in millions)
Non-cash items not reflected in the consolidated statement of cash flows:
   Issuance of common stock under stock option and employee benefit plans....................   $4.6          $   .8
   Issuance of convertible preferred shares..................................................    2.9             -
   Tax benefit related to the issuance of common stock under employee benefit plans..........    -              24.2
   Conversion of preferred stock into common stock...........................................    -             105.5

     SUBSEQUENT EVENTS

     On April 28, 2000, Chairman and Chief Executive Officer, Stephen C. Hilbert, and Chief Financial Officer, Rollin M. Dick, terminated their positions with Conseco. David V. Harkins, a Conseco Director and the President of Thomas
H. Lee Partners was elected interim Chairman and Chief Executive Officer of the Company. In addition, Thomas M. Hagerty, a managing director of Thomas H. Lee Partners, was elected to Conseco's board of directors. The executive committee of the board, comprised of David Harkins, James Massey and John Mutz, is working with the board of directors in searching for a new Chief Executive Officer and Chief Financial Officer for Conseco.

                         CONSECO, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              --------------------

     On April 28, 2000, Conseco and Mr. Hilbert entered into an agreement pursuant to which Mr. Hilbert's employment was terminated. As contemplated by the terms of his employment agreement, Mr. Hilbert received: (i) $72.5 million (prior to required withholding for taxes), an amount equal to five times his salary and the non-discretionary bonus amount (as defined in his employment agreement) for this year; less (ii) the amount due under a secured loan of $23 million, plus accrued interest, made to Mr. Hilbert on April 6, 2000. Mr. Hilbert also received the bonus of $3,375,000 payable under his employment agreement for the first quarter of 2000. Conseco agreed to continue to treat Mr. Hilbert as though he were an employee/participant for purposes of the guaranteed bank loans and the loans for interest on such loans pursuant to the stock purchase program. Conseco also entered into a consulting agreement with Mr. Hilbert pursuant to which Mr. Hilbert has agreed to provide consulting services up to an average of 25 hours per month for a period of three years. Mr. Hilbert also agreed not to compete with Conseco during the term of the consulting agreement. On April 27, 2000, Mr. Hilbert was granted options to purchase an aggregate of 2,000,000 shares of Conseco common stock at a price of $5.75 per share (the average of the high and low sales prices on the New York Stock Exchange on such date). The options expire on April 26, 2003.

     On April 28, 2000, Conseco and Mr. Dick entered into an agreement pursuant to which Mr. Dick's employment was terminated. As contemplated by the terms of his employment agreement, Conseco agreed to pay Mr. Dick his salary of $250,000 per year through December 31, 2001, and he also received the bonus of $187,500 payable under his employment agreement for the first quarter of 2000. Conseco also agreed to continue to treat Mr. Dick as though he were an employee/participant for purposes of the guaranteed bank loans and the loans for interest on such loans pursuant to the stock purchase program. Conseco also entered into a consulting agreement with Mr. Dick pursuant to which Mr. Dick has agreed to provide consulting services up to an average of 25 hours per month for a period of three years. Mr. Dick also agreed not to compete with Conseco during the term of the consulting agreement. On April 27, 2000, Mr. Dick was granted options to purchase an aggregate of 600,000 shares of Conseco common stock at a price of $5.75 per share. The options expire on April 26, 2003.

     In April 2000, the Company and the holder of the Redeemable Hybrid Income Overnight Shares ("RHINOS") agreed to the repurchase by the Company of the RHINOS at their $250 million par value. The Company will recognize a loss of $3.6 million (net of taxes of $2.0 million) in the second quarter of 2000 related to the redemption. In connection with the RHINOS repurchase, the Company entered into a $125 million term loan agreement with interest at a defined base rate plus 2.5 percent (8.69 percent at May 10, 2000). The term loan is due as follows: $25 million on July 15, 2000; $25 million on August 15, 2000; and $75 million on September 15, 2000.

     Following the March 31, 2000, announcement that we plan to explore the sale of Conseco Finance and other events described elsewhere herein, rating agencies lowered their ratings and placed certain ratings on review as the agencies analyze the impact of the developing events (see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Premium and Asset Accumulation Product Collections" and "Liquidity of Conseco").

     In May 2000, we sold approximately $1.3 billion of finance receivables to Lehman Brothers and its affiliates for cash and a right to share in future profits from a subsequent sale or securitization of the assets sold. The sale of finance receivables is not expected to result in a material gain or loss.

     Lehman Brothers has also amended its repurchase and other financing facilities with our finance operations to expand the types of assets financed. As partial consideration for the financing transaction, Lehman Brothers received a warrant, with a nominal exercise price, for five percent of the common stock of Conseco Finance. The warrant has a five-year term. After three years, the holder of the warrant or Conseco Finance may cause the warrant and any stock issued upon its exercise to be purchased for cash at an appraised value. Since the terms of the warrant permits cash settlement at fair value at the option of the holder of the warrant, the warrant is required to be classified as a liability measured at fair value, with changes in its value reported in earnings. The warrant would be cancelled in certain circumstances in the event the holder thereof or an affiliate participates in a group that purchases Conseco Finance. The initial value of the warrant will be amortized over the expected life of the financing facilities of approximately one year.

                         CONSECO, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              --------------------

     In connection with the transaction with Lehman Brothers, the intercompany demand note from Conseco Finance to Conseco (which had a balance of $2,675.1 million at March 31, 2000) was replaced with a one-year term note and Conseco Finance is repaying approximately $500 million of this note. Conseco Finance has agreed with Lehman Brothers that it will not make further prepayments on this note while certain financing arrangements with Lehman Brothers remain outstanding. In addition, Conseco Finance has agreed that it will not pay dividends until 2001 and then pay such dividends only to the extent certain financial covenants are met.

     In 1999, the parent company contributed certain assets then having a book value of approximately $300 million to a subsidiary of Conseco Finance in exchange for additional shares of Conseco Finance common stock. The stock of this subsidiary was distributed to Conseco in 2000 concurrently with the Lehman Brothers transaction.

                         CONSECO, INC. AND SUBSIDIARIES
                              --------------------

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     In this section, we review Conseco's consolidated results of operations for the three months ended March 31, 2000 and 1999, and significant changes in our consolidated financial condition. Please read this discussion in conjunction with the accompanying consolidated financial statements and notes. On March 31, 2000, we announced that we plan to explore the sale of Conseco Finance, a wholly owned subsidiary of Conseco. If the planned sale is completed, the Company will no longer have finance operations. No assurance can be provided as to the timing, price, or other terms related to the possible sale of Conseco Finance.

     Consolidated results and analysis

     Net income of $77.4 million in the first quarter of 2000, or 22 cents per diluted share, included: (i) net investment losses (including related costs, amortization and taxes) of $13.3 million, or 4 cents per share; (ii) an impairment charge of $1.6 million, or nil cents per share, to reduce the value of interest-only securities and servicing rights; and (iii) a non-cash charge of $14.7 million, or 4 cents per share, to increase the Company's provision in connection with its guarantee of bank loans to approximately 170 directors, officers and key employees. Net income of $287.8 million in the first quarter of 1999, or 87 cents per diluted share, included: (i) net investment losses of $5.9 million, or 2 cents per share; and (ii) an impairment charge of $7.7 million, or 2 cents per share, to reduce the value of interest-only securities and servicing rights.

     Total revenues in the first quarters of 2000 and 1999 included net investment losses of $35.3 million and net investment gains of $1.0 million, respectively. Excluding net investment gains (losses), total revenues were $2,241.2 million in the first quarter of 2000, up 13 percent from $1,985.6 million in the first quarter of 1999.

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

     Results of operations by segment for the three months ended March 31, 2000 and 1999

     The following tables and narratives summarize our results by segment.

                                                                                           Three months ended
                                                                                                March 31,
                                                                                           -------------------
                                                                                           2000           1999
                                                                                           ----           ----
                                                                                          (Dollars in millions)

Operating earnings:
    Operating income of segments before income taxes and minority interest:
       Insurance and fee-based operations...............................................    $258.7          $371.0
       Finance operations...............................................................      35.8           195.8
       Corporate interest and other expenses............................................     (55.8)          (52.8)
                                                                                            ------          ------

         Operating income before income taxes and minority interest ....................     238.7           514.0

   Income taxes related to operating income.............................................      92.7           182.4
                                                                                            ------          ------

         Operating income before minority interest......................................     146.0           331.6

   Minority interest in consolidated subsidiaries.......................................      39.0            30.2
                                                                                            ------          ------

         Operating earnings.............................................................     107.0           301.4

Nonoperating items:
   Net investment losses, net of tax and other items....................................     (13.3)           (5.9)
   Impairment charge, net of taxes......................................................      (1.6)           (7.7)
   Provision for loss on loan guarantees, net of taxes..................................     (14.7)            -
                                                                                            ------          ------

         Net income.....................................................................    $ 77.4          $287.8
                                                                                            ======          ======

                         CONSECO, INC. AND SUBSIDIARIES
                              --------------------

Insurance and fee-based operations

                                                                                           Three months ended
                                                                                                March 31,
                                                                                           -------------------
                                                                                           2000           1999
                                                                                           ----           ----
                                                                                          (Dollars in millions)
Premiums and asset accumulation product collections:
   Annuities...........................................................................  $   645.6       $   511.0
   Supplemental health..................................................................     586.2           555.7
   Life.................................................................................     242.2           241.6
   Individual and group major medical...................................................     233.5           209.1
   Mutual funds.........................................................................     289.6            82.2
                                                                                         ---------       ---------

       Total premiums and asset accumulation product collections........................ $ 1,997.1       $ 1,599.6
                                                                                         =========       =========

Average liabilities for insurance and asset accumulation products:
   Annuities:
     Mortality based.................................................................... $   455.9       $   687.1
     Equity-linked......................................................................   2,404.8         1,390.5
     Deposit based......................................................................  10,233.5        11,041.9
   Separate accounts and investment trust liabilities...................................   2,458.9         1,471.2
   Health...............................................................................   5,082.2         4,701.9
   Life:
     Interest sensitive.................................................................   4,245.3         4,131.5
     Non-interest sensitive.............................................................   2,729.9         2,838.3
                                                                                         ---------       ---------

       Total average liabilities for insurance and asset
         accumulation products, net of reinsurance ceded................................ $27,610.5       $26,262.4
                                                                                         =========       =========
Revenues:
   Insurance policy income.............................................................. $ 1,048.7       $ 1,007.4
   Net investment income:
     General account invested assets....................................................     503.6           493.8
     Venture capital investments........................................................     114.0             2.0
     Equity-indexed products based on S&P 500 Index.....................................      22.7            33.6
     Amortization of cost of S&P 500 Call Options.......................................     (28.8)          (20.1)
     Separate account assets............................................................      44.5            12.7
   Fee revenue and other income.........................................................      32.4            28.7
                                                                                         ---------       ---------

       Total revenues (a)...............................................................   1,737.1         1,558.1
                                                                                         ---------       ---------
Expenses:
   Insurance policy benefits............................................................     831.7           669.6
   Amounts added to policyholder account balances:
     Annuity products other than those listed below.....................................     167.9           174.1
     Equity-indexed products based on S&P 500 Index.....................................      23.4            33.3
     Separate account liabilities.......................................................      44.5            12.7
   Amortization related to operations...................................................     211.8           140.6
   Interest expense on investment borrowings............................................       5.0            11.8
   Other operating costs and expenses...................................................     194.1           145.0
                                                                                         ---------       ---------

       Total benefits and expenses (a)..................................................   1,478.4         1,187.1
                                                                                         ---------       ---------

       Operating income before income taxes and minority interest.......................     258.7           371.0

Net investment losses, including related costs and
   amortization.........................................................................     (21.0)           (9.0)
                                                                                         ---------       ---------

       Income before income taxes and minority interest................................. $   237.7       $   362.0
                                                                                         =========       =========

                                   (continued)

                         CONSECO, INC. AND SUBSIDIARIES
                              --------------------

                                                                                           Three months ended
                                                                                                March 31,
                                                                                          --------------------
                                                                                           2000           1999
                                                                                           ----           ----
                                                                                          (Dollars in millions)
Ratios:
   Investment income, net of interest credited on annuities and universal life products and interest expense on investment borrowings, as a percentage of average liabilities for insurance and asset accumulation products excluding liabilities related to separate accounts and investment trust and
     reinsurance ceded..................................................................    4.81%           4.47%

Operating costs and expenses (excluding amortization of cost of policies produced and cost of policies purchased) as a percentage of average liabilities for
     insurance and asset accumulation products..........................................    3.20%           2.60%

Health loss ratios:
   All health lines:
     Insurance policy benefits..........................................................  $634.6          $503.1
     Loss ratio.........................................................................   80.01%          65.68%

   Medicare Supplement:
     Insurance policy benefits..........................................................  $180.6          $159.2
     Loss ratio.........................................................................   76.99%          68.60%

   Long-Term Care:
     Insurance policy benefits..........................................................  $151.8          $115.5
     Loss ratio.........................................................................   76.01%          61.49%

   Specified Disease:
     Insurance policy benefits..........................................................  $ 77.5          $ 56.0
     Loss ratio.........................................................................   83.46%          58.32%

   Major Medical:
     Insurance policy benefits..........................................................  $197.5          $147.9
     Loss ratio.........................................................................   87.35%          71.63%

   Other:
     Insurance policy benefits..........................................................  $ 27.2          $ 24.5
     Loss ratio.........................................................................   75.18%          63.52%

--------------------
(a) Revenues exclude net investment gains (losses); benefits and expenses exclude amortization related to realized gains.

     Premiums and asset accumulation products were $2.0 billion in the first quarter of 2000, up 25 percent over 1999. See "Premium and Asset Accumulation Product Collections" for further analysis.

     Average liabilities for insurance and asset accumulation products, net of reinsurance receivables, were $27.6 billion in the first quarter of 2000, up 5.1 percent over 1999.

     Insurance policy income is comprised of: (i) premiums earned on policies which provide mortality or morbidity coverage; and (ii) fees and other charges made against other policies. See "Premium and Asset Accumulation Product Collections" for further analysis.

     Net investment income on general account invested assets (which excludes income on separate account assets related to variable annuities; the income, cost and change in the fair value of S&P 500 Call Options related to equity-indexed products; and the income related to venture capital investments) increased by 2.0 percent to $503.6 million in the first

                         CONSECO, INC. AND SUBSIDIARIES
                              --------------------

quarter of 2000, compared to the same period in 1999. The average balance of general account invested assets increased by 2.0 percent in the first quarter of 2000 to $26.6 billion compared to the same period in 1999. The yield on these assets was 7.6 percent in the first quarters of both 2000 and 1999.

     Venture capital investment income includes the income earned on the investments made by our venture capital subsidiary. This income will fluctuate from period-to-period based on changes in estimated market values of our venture capital investments. When these investments are publicly traded, fair value is generally based upon market prices. When liquidity is limited because of thinly traded securities, limited partnership structures, large block holdings, restricted shares or other special circumstances, we adjust quoted market prices to determine an estimate of the attainable fair values. During 1999, we invested $53.2 million in a company in the wireless communication business. The market values of many companies in this sector increased significantly in 1999 and early 2000. In the fourth quarter of 1999, our investee sold shares of common stock to the public in an initial public offering. As a result, an ascertainable market value was established for our investment, which we adjusted to recognize liquidity restrictions. In the first quarter of 2000, we recognized venture capital income of $105.1 million related to this investment.

     Net investment income related to equity-indexed products based on the S&P 500 Index is substantially offset by a corresponding charge to amounts added to policyholder account balances for equity-indexed products. Such income and related charge fluctuated based on the policyholder account balances subject to this provision and the performance of the S&P 500 Index to which the returns on such products are linked. During the first quarter of 2000, we recorded income from the S&P 500 Options of $22.7 million and added amounts to policyholders' account balances of the equity-indexed products of $23.4 million.

     Amortization of cost of S&P 500 Call Options represents the premiums paid to purchase S&P 500 Call Options related to our equity-linked products. We amortize these amounts over the terms of the options. Such amortization has increased because of the increase in our equity-linked product business, changes in the participation rate of such business in the S&P 500 Index, and the cost of the options. Our equity-indexed products are designed in an effort to have the investment income spread earned on the related insurance liabilities be adequate to cover the cost of the S&P 500 Call Options and other costs related to these policies.

     Net investment income from separate account assets is offset by a corresponding charge to amounts added to policyholder account balances for variable annuity products. Such income and related charge fluctuated in relationship to total separate account assets and the return earned on such assets.

     Fee revenue and other income includes: (i) revenues we receive for managing investments for other companies; and (ii) fees received for marketing insurance products of other companies. This amount has increased as a result of growth in both of these businesses.

     Insurance policy benefits increased in the first quarter of 2000 as a result of the factors summarized in the explanations for loss ratio fluctuations related to specific products which follows.

     Loss ratios for Medicare supplement products increased in the first quarter of 2000 primarily due to adverse development of the year end reserve. In addition, the mix of our Medicare supplement business in 2000 includes a higher percent of less profitable standard Medicare supplement policies than the prior year (and a lower percent of more profitable nonstandard policies that we are no longer able to offer to new policyholders). Governmental regulations generally require us to attain and maintain a loss ratio, after three years, of not less than 65 percent.

     The loss ratios for long-term care products increased in the first quarter of 2000, reflecting unfavorable claims experience and the effects of the asset accumulation phase of these products. The net cash flows from our long-term care products generally result in the accumulation of amounts in the early policy years of a policy (accounted for as reserve increases) which will be paid out as benefits in later policy years (accounted for as reserve decreases). Accordingly, during the asset accumulation phase of these policies, the loss ratio will increase, but the increase in the change in reserve will be partially offset by investment income earned on the assets which have accumulated. In order to improve the profitability of the long-term care product line, we are currently selling products with higher margins and we have continued to apply for appropriate rate increases on older blocks of business.

                         CONSECO, INC. AND SUBSIDIARIES
                              --------------------

     The 2000 loss ratio for our specified disease policies reflect refinements we made to the reserve estimation process and unfavorable development of the year end claim liabilities.

     The 2000 loss ratio for major medical policies reflects unfavorable claims experience. We plan to increase our sales focus on the individual major medical product lines while decreasing our group blocks of business. Since individual products are more profitable than group products, this mix change should support our efforts to improve profitability. In addition, we are also raising rates on certain products and exiting certain product lines and states.

     The loss ratios on other products will fluctuate more than other lines due to the smaller size of these blocks of business. Such ratios have generally been within our expectations.

     Amounts added to policyholder account balances for annuity products decreased by 3.6 percent in the first quarter of 2000 to $167.9 million, primarily due to a smaller block of this type of annuity business in force, on the average, in the first three months of 2000, partially offset by the increase in average crediting rates. The weighted average crediting rate for these annuity liabilities was 4.7 percent and 4.6 percent in the first three months of 2000 and 1999, respectively.

     Amortization related to operations includes amortization of: (i) the cost of policies produced; (ii) the cost of policies purchased; and (iii) goodwill. We are required to amortize the cost of policies purchased and produced in relationship to the profits earned on universal life, annuity and investment products. The venture capital income recognized in 2000 resulted from investments backing these products. Accordingly, additional amortization expense was recognized because of the income recognized. Balances subject to amortization increased as a result of new policies sold.

     Interest expense on investment borrowings decreased along with our investment borrowing activities. Investment borrowings averaged approximately $389.8 million during the first three months of 2000 compared to $997.4 million during the same period of 1999. Borrowing rates increased 40 basis points to 5.1 percent during the first three months of 2000.

     Other operating costs and expenses increased in 2000 primarily as a result of our increased business and marketing initiatives. Such increased expenses are consistent with the increase in the ratio of operating expenses (excluding amortization of cost of policies produced and cost of policies purchased) as a percentage of average liabilities for insurance and asset accumulation products (3.20 percent for the three months ended March 31, 2000, compared to 2.60 percent for the same period in 1999).

     Net investment gains (losses), including related costs and amortization, fluctuate from period to period. When we sell securities at a gain (loss) and reinvest the proceeds at a different yield, we increase (reduce) the amortization of cost of policies purchased and cost of policies produced in order to reflect the change in future yields. Sales of fixed maturity investments resulted in a reduction in the amortization of the cost of policies purchased and the cost of policies produced of $14.2 million in the first quarter of 2000 and resulted in additional amortization of $10.0 million in the first quarter of 1999.

                         CONSECO, INC. AND SUBSIDIARIES
                              --------------------

Finance operations

                                                                                           Three months ended
                                                                                                March 31,
                                                                                           -------------------
                                                                                           2000           1999
                                                                                           ----           ----
                                                                                          (Dollars in millions)
Contract originations:
    Manufactured housing..............................................................  $ 1,183.7    $ 1,411.1
    Mortgage services.................................................................    1,544.2      1,437.6
    Consumer/credit card..............................................................      774.5        538.6
    Commercial........................................................................    1,506.7      1,986.9
                                                                                        ---------    ---------

       Total..........................................................................  $ 5,009.1    $ 5,374.2
                                                                                        =========    =========

Securitizations of receivables recorded as sales:
    Manufactured housing..............................................................  $     -      $ 1,800.0
    Home equity/home improvement......................................................        -          961.1
    Consumer/equipment................................................................        -            -
    Leases............................................................................        -            -
    Commercial and retail revolving credit............................................        -            -
    Retained bonds....................................................................        -          (23.2)
                                                                                        ---------    ---------

       Total..........................................................................  $     -      $ 2,737.9
                                                                                        =========    =========

Managed receivables (average):
    Manufactured housing..............................................................  $24,936.7    $21,447.3
    Mortgage services.................................................................   12,734.1      8,685.6
    Consumer/credit card..............................................................    3,885.7      2,988.5
    Commercial........................................................................    5,144.4      5,121.3
                                                                                        ---------    ---------

       Total..........................................................................  $46,700.9    $38,242.7
                                                                                        =========    =========

Revenues:
    Net investment income:
       Finance receivables and other..................................................  $   382.1   $    106.9
       Interest-only securities.......................................................       27.5         43.7
    Gain on sale of finance receivables...............................................        -          199.2
    Fee revenue and other income......................................................       99.2         82.6
                                                                                        ---------  -----------

       Total revenues.................................................................      508.8        432.4
                                                                                        ---------  -----------

Expenses:
    Provision for losses..............................................................       58.6         21.3
    Finance interest expense..........................................................      204.5         54.6
    Other operating costs and expenses................................................      209.9        160.7
                                                                                        ---------  -----------

       Total expenses.................................................................      473.0        236.6
                                                                                        ---------  -----------

       Operating income before impairment charges and income taxes....................       35.8        195.8

Impairment charges....................................................................        2.5         12.2
                                                                                        ---------- -----------

       Income before income taxes.....................................................  $    33.3   $    183.6
                                                                                        =========   ==========

                         CONSECO, INC. AND SUBSIDIARIES
                              --------------------

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

     On September 8, 1999, we announced that we would no longer structure our securitizations in a manner that results in recording a sale of the loans. Instead, new securitization transactions after that date are being structured to include provisions that entitle the Company to repurchase assets transferred to the special purpose entity when the aggregate unpaid principal balance reaches a specified level. Until these assets are repurchased, however, the assets are the property of the special purpose entity and are not available to satisfy the claims of creditors of the Company. Pursuant to Financial Accounting Standards Board Statement No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities", such securitization transactions are accounted for as secured borrowings whereby the loans and securitization debt remain on the consolidated balance sheet, rather than as sales.

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

     Following our March 31, 2000, announcement regarding the plan to explore the sale of Conseco Finance and the other events described in the note to the consolidated financial statements entitled "Subsequent Events" and elsewhere herein, the uncertainty surrounding the ultimate outcome of Conseco's plan has made it more difficult to complete new public securitization transactions. We are currently funding loans through our warehouse and bank credit facilities and expect to commence offering securities in public or private securitization transactions in the near future. We are also exploring other possible transactions such as whole loan sales. In May 2000, we sold $1.3 billion of finance receivables to Lehman Brothers and its affiliates (see the note to the consolidated financial statements entitled "Subsequent Events").

     Loan originations in the first quarter of 2000 were $5.0 billion, down 6.8 percent from 1999.

     Manufactured housing loan originations decreased by $227.4 million, or 16 percent, in the first quarter of 2000. The 2000 decrease was primarily due to a decrease in the number of contracts written (the change in the average size of contracts originated was not significant).

     Mortgage services loan originations increased by $106.6 million, or 7.4 percent, in the first quarter of 2000. The increase reflects growth in both home equity and home improvement business. We have continued to expand these origination networks.

     Consumer/credit card loan originations increased by $235.9 million, or 44 percent, in the first quarter of 2000. The increase is primarily the result of our successful marketing efforts, including a number of new private label credit card relationships with large retailers.

     Commercial loan originations decreased by $480.2 million, or 24 percent, in the first quarter of 2000. The decrease primarily reflects lower production in floorplan financing.

     Securitizations of receivables recorded as sales relate to the securitizations structured prior to our September 8, 1999, announcement. The decrease in finance receivables sold in 2000 reflects the change in securitization structure described above.
                                       32

                         CONSECO, INC. AND SUBSIDIARIES
                              --------------------

     Managed receivables include finance receivables transferred to special purpose entities in securitization transactions (whether accounted for as sales or on the portfolio method) and finance receivables recorded on our consolidated balance sheet that have not been securitized. Average managed receivables increased to $46.7 billion in 2000, up 22 percent over 1999.

     Net investment income on finance receivables and other consists of: (i) interest earned on finance receivables; and (ii) interest income on short-term and other investments. Such income increased by 257 percent, to $382.1 million, in the first quarter of 2000, consistent with the increase in average on-balance sheet finance receivables. The weighted average yields earned on finance receivables and other investments were 13.3 percent and 11.8 percent during the first quarters of 2000 and 1999, respectively. As a result of the change in the structure of our securitizations, future interest earned on finance receivables should increase as our average on-balance sheet finance receivables increase.

     Net investment income on interest-only securities is the accretion recognized on the interest-only securities we retain after we sell finance receivables. Such income decreased by 37 percent, to $27.5 million, in the first quarter of 2000. The decrease is consistent with the change in the average balance of interest-only securities. The weighted average yields earned on interest-only securities were 12.2 percent and 13.2 percent during the first three months of 2000 and 1999, respectively. As a result of the change in the structure of our securitizations, we will account for future transactions as secured borrowings and we will not recognize gain-on-sale revenue or additions to interest-only securities. Accordingly, future investment income accreted on the interest-only security will decrease, as cash remittances from the prior gain-on- sale securitizations reduce the interest-only security balances. The balance of the interest-only securities was reduced by $533.8 million during 1999 (of which $11.3 million was incurred in the first quarter of 1999) which will cause a reduction in interest income accreted to this security in future years. We regularly analyze future expected cash flows from this security to determine the appropriate interest accretion rate. If we determine that this rate should be lower, investment income accreted on the interest-only security will decrease in future periods.

     Gain on sale of finance receivables decreased in the first quarter of 2000 reflecting our decision to no longer structure our securitizations as sales. Our new securitizations are being structured as secured borrowings and no gain on sale is recognized. The gain recognized for our previous securitizations fluctuated when changes occurred in: (i) the amount of loans sold; (ii) market conditions (such as the market interest rates available on securities sold in these securitizations); (iii) the amount and type of interest we retained in the receivables sold; and (iv) assumptions used to calculate the gain.

     Conditions in the credit markets have frequently resulted in less-attractive pricing of certain lower-rated securities in our securitization structure. As a result, we have chosen to hold rather than sell some of the securities in the securitization trusts, particularly securities having corporate guarantee provisions. Prior to our September 8, 1999, announcement, the securities that we hold were treated as retained interests in the securitization trusts. We recognized no gain on the portion of the assets related to such securities, but we expect to recognize greater interest income, net of related interest expense, over the term we hold them. At March 31, 2000, we held $472.0 million of such securities which are classified as actively managed fixed maturities.

     Fee revenue and other income includes servicing income, commissions earned on insurance policies written in conjunction with financing transactions, and other income from late fees. Such income increased by 20 percent, to $99.2 million, in the first quarter of 2000. Our net written insurance premiums and other income both grew with managed receivables. As a result of the change in the structure of our future securitizations announced on September 8, 1999, we no longer record an asset for servicing rights at the time of our securitizations, nor do we record servicing fee revenue; instead, the entire amount of interest income is recorded as investment income. Accordingly, the amount of servicing income has declined in the current period, and will decline further in future periods.

     Provision for losses related to finance operations increased by 175 percent, to $58.6 million, in the first quarter of 2000. The increase is principally due to the increase of loans held on our balance sheet. Under the portfolio method (which is used for securitizations structured as secured borrowings), we recognize the credit losses on the loans on our balance sheet as the losses are incurred. For loans previously recorded as sales, the anticipated discounted credit losses are reflected through a reduction in the gain-on-sale revenue recorded at the time of securitization.

                         CONSECO, INC. AND SUBSIDIARIES
                              --------------------

     Finance interest expense increased by 275 percent, to $204.5 million, in the first quarter of 2000. Our borrowings grew in order to fund the increase in finance receivables. In addition, our average borrowing rate increased to 7.1 percent in the first quarter of 2000 from 6.0 percent in the first quarter of 1999.

     Under the portfolio method, we recognize interest expense on the securities issued to investors in the securitization trusts. These securities typically have higher interest rates than our other debt, which increases our average borrowing rate as compared to prior periods.

     Other operating costs and expenses include the costs associated with servicing our managed receivables, and non- deferrable costs related to originating new loans. Such expense increased by 31 percent, to $209.9 million, in the first quarter of 2000 reflecting: (i) the growth in our servicing portfolio; and (ii) the growth in our loan origination offices and infrastructure.

     Impairment charges represent reductions in the value of interest-only securities and servicing rights recognized as a loss in the statement of operations. We carry interest-only securities at estimated fair value, which is determined by discounting the projected cash flows over the expected life of the receivables sold using current prepayment, default, loss and interest rate assumptions. Estimates for prepayments, defaults and losses for manufactured housing loans are determined based on a macroeconomic model developed by the Company with the assistance of outside experts. We record any unrealized gain or loss determined to be temporary, net of tax, as a component of shareholders' equity. Declines in value are considered to be other than temporary when the present value of estimated future cash flows discounted at a risk free rate using current assumptions is less than the amortized cost of the interest-only securities. When declines in value considered to be other than temporary occur, we reduce the amortized cost to estimated fair value and recognize a loss in the statement of operations. The assumptions used to determine new values are based on our internal evaluations and consultation with external advisors having significant experience in valuing these securities.

     The Company continually reevaluates its interest-only securities and servicing rights, including the underlying assumptions, in light of loss experience exceeding previous expectations. The principal change in the revised assumptions resulting from this process was an increase in expected future credit losses, relating primarily to reduced assumptions as to future housing price inflation, recent loss experience and refinements to the methodology of the model. The effect of this change in 1999 was offset somewhat by a revision to the estimation methodology to incorporate the value associated with the cleanup call rights held by the Company in securitizations. In the first quarters of 2000 and 1999, we recognized an impairment charge of $2.5 million ($1.6 million after tax) and $12.2 million ($7.7 million after tax), respectively, to reduce the book value of the interest-only securities and servicing rights.

Other components of income before income taxes and minority interest:

     Corporate interest and other expenses were $55.8 million in the first quarter of 2000 and $52.8 million in the first quarter of 1999. Interest expense on corporate debt included in that total was $53.0 million and $49.1 million in the first quarters of 2000 and 1999, respectively, fluctuating in relationship to the average debt outstanding and the average interest rate thereon. The average debt outstanding was $2.6 billion and $3.0 billion during the first quarters of 2000 and 1999, respectively. The average interest rate on such debt was 7.48 percent and 6.14 percent during the first quarters of 2000 and 1999, respectively. As a result of the recent rating agency actions, the interest rates on our bank credit facility has increased (see the note to the consolidated financial statements entitled "Changes in Corporate Notes Payable and Commercial Paper").

     Provision for loss on loan guarantees represents the noncash provision we established in connection with our guarantees of bank loans to approximately 170 directors, officers and key employees and our related loans for interest. The funds from the bank loans were used by the participants to purchase approximately 19.0 million shares of Conseco common stock. In 2000, we established a provision of $23.4 million ($14.7 million after tax) in connection with these guarantees and loans.

                         CONSECO, INC. AND SUBSIDIARIES
                              --------------------

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

     Marketing companies, agents who market insurance products, school districts, financial institutions and policyholders use the financial strength ratings assigned to an insurer by independent rating agencies as one factor in determining which insurer's products to market or purchase. Following our March 31, 2000, announcement regarding the plan to explore the sale of Conseco Finance and the other events described in the note to the consolidated financial statements entitled "Subsequent Events" and elsewhere herein, rating agencies lowered their financial strength ratings, and many were placed on review as the agencies analyze the impact of the developing events. Our primary life insurance companies have received the following ratings as of May 10, 2000: (i) an "A-" rating, under review, by A.M. Best Company; (ii) an "A" rating, rating watch-down, from Duff & Phelps' Credit Rating Company; (iii) a "BBB" financial strength rating from Standard & Poor's; and (iv) a "Baa1" rating, on review for possible downgrade, from Moody's Investor Services. The recent or future rating actions could adversely affect the marketing and persistency of our insurance products and other asset accumulation products.

                         CONSECO, INC. AND SUBSIDIARIES
                              --------------------

     Total premiums and accumulation product collections were as follows:

                                                                                                   Three months ended
                                                                                                        March 31,
                                                                                                  --------------------
                                                                                                  2000            1999
                                                                                                  ----            ----
                                                                                                  (Dollars in millions)
Premiums collected by our insurance subsidiaries:
   Annuities:
     Equity-indexed (first-year)............................................................... $  221.3       $  187.4
     Equity-indexed (renewal)..................................................................     18.4           16.5
                                                                                                ---------      --------
       Subtotal - equity-indexed annuities.....................................................    239.7          203.9
                                                                                                --------       --------
     Other fixed (first-year)..................................................................    146.4          170.7
     Other fixed (renewal).....................................................................     17.1           15.8
                                                                                                ---------      --------
       Subtotal - other fixed annuities........................................................    163.5          186.5
                                                                                                --------       --------
     Variable (first-year).....................................................................    218.1           91.4
     Variable (renewal)........................................................................     24.3           29.2
                                                                                                ---------      --------
       Subtotal - variable annuities...........................................................    242.4          120.6
                                                                                                --------       --------

         Total annuities.......................................................................    645.6          511.0
                                                                                                --------       --------

   Supplemental health:
     Medicare supplement (first-year)..........................................................     27.1           27.6
     Medicare supplement (renewal).............................................................    213.5          205.3
                                                                                                --------       --------
       Subtotal - Medicare supplement..........................................................    240.6          232.9
                                                                                                --------       --------
     Long-term care (first-year)...............................................................     31.1           29.4
     Long-term care (renewal)..................................................................    184.0          163.3
                                                                                                --------       --------
       Subtotal - long-term care...............................................................    215.1          192.7
                                                                                                --------       --------
     Specified disease (first-year)............................................................      9.6            9.4
     Specified disease (renewal)...............................................................     86.0           86.7
                                                                                                ---------      --------
       Subtotal - specified disease............................................................     95.6           96.1
                                                                                                ---------      --------
     Other health (first-year).................................................................      8.1            5.2
     Other health (renewal)....................................................................     26.8           28.8
                                                                                                ---------      --------
       Subtotal - other health.................................................................     34.9           34.0
                                                                                                ---------      --------

         Total supplemental health.............................................................    586.2          555.7
                                                                                                --------       --------

   Life insurance:
     First-year................................................................................     52.6           37.2
     Renewal...................................................................................    189.6          204.4
                                                                                                --------       --------

         Total life insurance..................................................................    242.2          241.6
                                                                                                --------       --------

   Individual and group major medical:
     Individual (first-year)...................................................................     32.7           22.1
     Individual (renewal)......................................................................     60.0           59.4
                                                                                                ---------      --------
       Subtotal - individual...................................................................     92.7           81.5
                                                                                                ---------      --------
     Group (first-year)........................................................................     20.0            9.2
     Group (renewal)...........................................................................    120.8          118.4
                                                                                                --------       --------
       Subtotal - group........................................................................    140.8          127.6
                                                                                                --------       --------

         Total major medical...................................................................    233.5          209.1
                                                                                                --------       --------

Mutual funds (all first year, excludes variable annuities).....................................    289.6           82.2
                                                                                                --------       --------

     Total first-year premiums.................................................................  1,056.6          671.8
     Total renewal premiums....................................................................    940.5          927.8
                                                                                                --------       --------

         Total collections..................................................................... $1,997.1       $1,599.6
                                                                                                ========       ========

                                       36

                         CONSECO, INC. AND SUBSIDIARIES
                              --------------------

     Annuities include equity-indexed annuities, other fixed annuities and variable annuities sold through both career agents and professional independent producers.

     We introduced our first equity-indexed annuity product in 1996. The accumulation value of these annuities is credited with interest at an annual guaranteed minimum rate of 3 percent (or, including the effect of applicable sales loads, a 1.7 percent compound average interest rate over the term of the contracts). These annuities provide for potentially higher returns based on a percentage of the change in the S&P 500 Index during each year of their term. We purchase S&P 500 Call Options in an effort to hedge increases to policyholder benefits resulting from increases in the S&P 500 Index. Total collected premiums for this product were $239.7 million in the first quarter of 2000 compared with $203.9 million in the first quarter of 1999.

     Other fixed rate annuity products include single-premium deferred annuities ("SPDAs"), flexible-premium deferred annuities ("FPDAs") and single-premium immediate annuities ("SPIAs"), which are credited with a declared rate. The demand for traditional fixed-rate annuity contracts has decreased in recent years, as relatively low interest rates have made other investment products more attractive. SPDA and FPDA policies typically have an interest rate that is guaranteed for the first policy year, after which we have the discretionary ability to change the crediting rate to any rate not below a guaranteed rate. The interest rate credited on SPIAs is based on market conditions existing when a policy is issued and remains unchanged over the life of the SPIA. Annuity premiums on these products decreased by 12 percent, to $163.5 million, in the first quarter of 2000.

     Variable annuities offer contract holders the ability to direct premiums into specific investment portfolios; rates of return are based on the performance of the portfolio. Such annuities have become increasingly popular recently as a result of the desire of investors to invest in common stocks. In 1996, we began to offer more investment options for variable annuity deposits, and we expanded our marketing efforts, resulting in increased collected premiums. Our profits on variable annuities come from the fees charged to contract holders. Variable annuity collected premiums increased by 101 percent, to $242.4 million, in the first quarter of 2000.

     Supplemental health products include Medicare supplement, long-term care, specified disease and other insurance products distributed through a career agency force and professional independent producers. Our profits on supplemental health policies depend on the overall level of sales, persistency of in-force business, investment yields, claim experience and expense management.

     Collected premiums on Medicare supplement policies increased by 3.3 percent to $240.6 million, in the first quarter of 2000. Sales of Medicare supplement policies in recent periods have been affected by: (i) steps taken to improve profitability by increasing premium rates and changing our commission structure and underwriting criteria; and (ii) increased competition from alternative providers, including HMOs.

     Premiums collected on long-term care policies increased by 12 percent, to $215.1 million, in the first quarter of 2000, due to increases in premium rates and increased sales volume.

     Premiums collected on specified disease policies decreased by .5 percent to $95.6 million in the first quarter of 2000. During 1999, we curtailed sales of these products in one state due to adverse regulatory decisions, which accounts for most of the decrease.

     Other health products include: (i) various health insurance products that are not currently being actively marketed; and (ii) in 1999, the specialty health insurance products sold to educators. Premiums collected in the first quarter of 2000 were $34.9 million, up 2.6 percent over the first quarter of 1999. Since we no longer actively market these products, we expect collected premiums to decrease in future years. The in-force business continues to be profitable.

     Life products are sold through career agents, professional independent producers and direct response distribution channels. Life premiums collected increased by .2 percent to $242.2 million in the first quarter of 2000. In the first quarter of 1999, life renewal premiums included $10.5 million of single premium life business acquired in a reinsurance transaction.

                         CONSECO, INC. AND SUBSIDIARIES
                              --------------------

     Individual and group major medical products include major medical health insurance products sold to individuals and groups. Group premiums increased by 10 percent, to $140.8 million, in the first quarter of 2000. Individual health premiums collected in the first quarter of 2000 increased 14 percent, to $92.7 million. Our efforts to secure rate increases and write only profitable major medical business restrict our ability to grow these premiums.

     Mutual fund sales have been very strong in 2000, reflecting our expanded distribution and new marketing programs. We also believe that these sales have been positively impacted by the recent strong investment performance of our funds.

     LIQUIDITY AND CAPITAL RESOURCES

     Changes in our consolidated balance sheet between March 31, 2000 and December 31, 1999, reflect: (i) our operating results; (ii) our origination of finance receivables; (iii) the transfer of finance receivables to securitization trusts and sale of notes to investors in transactions accounted for as secured borrowings; (iv) changes in the fair value of actively managed fixed maturity securities and interest-only securities; and (v) various financing transactions. Financing transactions (described in the notes to the consolidated financial statements) include: (i) the issuance and repurchase of common stock; and (ii) the issuance and repayment of notes payable and commercial paper.

     In accordance with GAAP, we record our actively managed fixed maturity investments, interest-only securities, equity securities and certain other invested assets at estimated fair value with any unrealized gain or loss, net of tax and related adjustments, recorded as a component of shareholders' equity. At March 31, 2000, primarily because of the recent increases in interest rates and related decrease in values of interest-bearing securities, we decreased the carrying value of such investments by $1,647.9 million as a result of this fair value adjustment. The fair value adjustment resulted in a $1,504.3 million decrease in carrying value at year-end 1999, for the same reasons.

     Total capital shown below excludes debt of the finance segment used to fund finance receivables. Total capital, before the fair value adjustment recorded in accumulated other comprehensive loss, increased $228.5 million, or 2.0 percent, to $11.7 billion.

                                                                              March 31,      December 31,
                                                                                2000             1999
                                                                                ----             ----
                                                                                (Dollars in millions)
Total capital, excluding accumulated other comprehensive loss:
    Corporate notes payable and commercial paper........................... $ 2,746.1        $  2,481.8

    Company-obligated mandatorily redeemable preferred
       securities of subsidiary trusts.....................................   2,641.8           2,639.1

    Shareholders' equity:
       Preferred stock.....................................................     481.3             478.4
       Common stock and additional paid-in capital.........................   2,889.5           2,987.1
       Retained earnings...................................................   2,918.5           2,862.3
                                                                            ---------        ----------

          Total shareholders' equity, excluding accumulated
             other comprehensive loss......................................   6,289.3           6,327.8
                                                                            ---------        ----------

          Total capital, excluding accumulated other comprehensive loss....  11,677.2          11,448.7

Accumulated other comprehensive loss.......................................    (876.4)           (771.6)
                                                                            ---------         ---------

          Total capital.................................................... $10,800.8         $10,677.1
                                                                            =========         =========

     Corporate notes payable and commercial paper increased during the first three months of 2000 primarily due to the settlement of a forward contract described in the note to the consolidated financial statements entitled "Changes in Common Stock" and the settlement of certain intercompany accounts with Conseco Finance.

                         CONSECO, INC. AND SUBSIDIARIES
                              --------------------

     Shareholders' equity, excluding accumulated other comprehensive loss, decreased by $38.5 million in the first three months of 2000, to $6.3 billion. Significant components of the decrease included: (i) the settlement of the forward contract and repurchases of common stock of $102.6 million; and (ii) $21.2 million of common and preferred stock dividends. These decreases were partially offset by net income of $77.4 million. The accumulated other comprehensive loss increased by $104.8 million, principally related to the decreasing fair value of our insurance companies' investment portfolio as interest rates rose.

     Book value per common share outstanding decreased to $15.16 at March 31, 2000, from $15.50 at December 31, 1999, primarily due to the factors discussed in the previous paragraph. Excluding accumulated other comprehensive loss, book value per common share outstanding was $17.85 at both March 31, 2000, and December 31, 1999.

     Goodwill (representing the excess of the amounts we paid to acquire companies over the fair value of net assets acquired in transactions accounted for as purchases) was $3,900.4 million and $3,927.8 million at March 31, 2000 and December 31, 1999, respectively. Goodwill as a percentage of shareholders' equity was 72 percent and 71 percent at March 31, 2000 and December 31, 1999, respectively. Goodwill as a percentage of total capital, excluding other comprehensive loss, was 33 percent and 34 percent at March 31, 2000 and December 31, 1999, respectively. We believe that the life of our goodwill is indeterminable and, therefore, have generally amortized its balance over 40 years as permitted by generally accepted accounting principles. Amortization of goodwill totaled $27.4 million and $27.5 million during the first quarters of 2000 and 1999, respectively. If we had determined the estimated useful life of our goodwill was less than 40 years, amortization expense would have been higher.

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

     Dividends declared on common stock for the three months ended March 31, 2000, were 5 cents per share. As part of our plan to strengthen our capital structure, the Board of Directors reduced the cash dividend on our common stock to a quarterly rate of 5 cents per share, beginning with the dividend paid in April of 2000.
                                       39

                         CONSECO, INC. AND SUBSIDIARIES
                              --------------------

     The following table summarizes certain financial ratios as of and for the three months ended March 31, 2000, and as of and for the year ended December 31, 1999:


                                                                                                March 31,     December 31,
                                                                                                  2000            1999
                                                                                                  ----            ----
Book value per common share:
   As reported...............................................................................    $15.16          $15.50
   Excluding accumulated other comprehensive income (loss) (a)...............................    $17.85          $17.85

Ratio of earnings to fixed charges:
   As reported...............................................................................      1.73X           2.98X
   Excluding interest expense on debt related to finance
     receivables and other investments (b)...................................................      4.50X           7.06X

Ratio of operating earnings to fixed charges (c):
   As reported...............................................................................      1.91X           4.26X
   Excluding interest expense on debt related to finance
     receivables and other investments (b)...................................................      5.36X          10.99X

Ratio of earnings to fixed charges,  preferred  dividends and  distributions  on
   Company-obligated  mandatorily  redeemable preferred securities of subsidiary trusts:
     As reported.............................................................................      1.38X           2.20X
     Excluding interest expense on debt related to finance
       receivables and other investments (b).................................................      2.03X           3.38X

Ratio  of  operating  earnings  to  fixed  charges,   preferred   dividends  and
   distributions   on   Company-obligated   mandatorily   redeemable   preferred
   securities of subsidiary trusts (c):
     As reported.............................................................................      1.52X           3.14X
     Excluding interest expense on debt related to finance
       receivables and other investments (b).................................................      2.42X           5.26X

Rating agency ratios (a) (d) (e):
   Debt to total capital.....................................................................        24%             22%
   Debt and Company-obligated mandatorily redeemable preferred securities
     of subsidiary trusts to total capital (f)...............................................        46%             45%

----------------------
(a)  Excludes accumulated other comprehensive income (loss).

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

(f) Total Company-obligated mandatorily redeemable preferred securities of subsidiary trusts exclude, and total capital includes: (i) amounts related to FELINE PRIDES which require the holders to purchase a number of shares of the Company's common stock under the terms specified in the stock purchase contracts; and (ii) amounts related to RHINOS. In April 2000, the Company and the holder of the RHINOS agreed to the repurchase by the Company of the RHINOS. In connection with the RHINOS repurchase, the Company entered into a bank credit facility of $125.0 million.

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

     We believe that the diversity of the investment portfolio and the concentration of investments in high-quality, liquid securities provide sufficient liquidity to meet foreseeable cash requirements.

     Liquidity for finance operations

     Following our March 31, 2000, announcement regarding the plan to explore the sale of Conseco Finance and the other events described in the note to the consolidated financial statements entitled "Subsequent Events" and elsewhere herein, the uncertainty surrounding the ultimate outcome of Conseco's plan has made it more difficult to complete new public securitization transactions. We are currently funding loans through our warehouse and bank credit facilities and expect to commence offering securities in public or private securitization transactions in the near future. We are also exploring other possible transactions such as whole loan sales. In May 2000, we sold $1.3 billion of finance receivables to Lehman Brothers and its affiliates. A portion of the proceeds from such sale was used to repay various warehouse credit lines, creating increased warehousing capacity for Conseco Finance. Lehman Brothers also amended its repurchase and other financing facilities with Conseco Finance to expand the types of assets financed.

     At March 31, 2000, we had $6.7 billion in master repurchase agreements, commercial paper conduit facilities and other facilities with various banking and investment banking firms for the purpose of financing our consumer and commercial finance loan production. These facilities typically provide financing of a certain percentage of the underlying collateral and are subject to the availability of eligible collateral and, in many cases, the willingness of the banking firms to continue to provide financing. These agreements generally provide for annual terms, some of which are extended either quarterly or semi-annually by mutual agreement of the parties for an additional annual term based upon receipt of updated quarterly financial information. At March 31, 2000, we had borrowed $3.7 billion of the $6.7 billion available under such agreements.

     Our finance operations require cash to originate finance receivables. Our primary sources of cash are the collection of receivable balances; proceeds from the issuance of debt, certificate of deposits and securitization or sales of loans; cash provided by operations; and cash provided by the parent company from its credit sources.

     Prior to March 31, 2000, the most significant source of liquidity for our finance operations has been our ability to finance the receivables we originate in the secondary markets through loan securitizations. Under certain securitization structures, we have provided a variety of credit enhancements, which generally take the form of corporate guarantees, but have also included bank letters of credit, surety bonds, cash deposits and over-collateralization or other equivalent collateral. When choosing the appropriate structure for a securitization of loans, we analyze the cash flows unique to each transaction, as well as its marketability and projected economic value. The structure of each securitized transaction depends, to a great extent, on conditions in the fixed-income markets at the time the transaction is completed, as well as on cost considerations and the availability and effectiveness of the various enhancement methods.
                                       41

                         CONSECO, INC. AND SUBSIDIARIES
                              --------------------

     The market for securities backed by receivables is a cost-effective source of funds. Conditions in the credit markets during 1998, 1999 and early 2000 resulted in less-attractive pricing of certain lower-rated securities typically included in loan securitization transactions. As a result, we chose to hold rather than sell some of the securities in the securitization trusts, particularly securities having corporate guarantee provisions.

     Market conditions in the credit markets for loan securitizations and loan sales change from time to time. For example, during certain periods of 1999, the general levels of interest rates have increased on securities issued in securitizations, causing us to incur higher interest costs on securitizations completed during those periods. Changes in market conditions could affect the interest rate spreads we earn on the loans we originate and the cash provided by our finance operations. We have increased interest rates on our lending products as we strive to maintain our targeted spread in the current interest rate environment.

     We continually investigate and pursue alternative and supplementary methods to finance our lending operations. In late 1998, we began issuing certificates of deposit through our bank subsidiary. At March 31, 2000, we had $1,355.3 million of such deposits outstanding which are recorded as liabilities related to certificates of deposit. The average annual rate paid on these deposits was
6.1 percent during the first quarter of 2000.

     Our finance segment generated cash flows from operating activities of $121.2 million during the three months ended March 31, 2000, compared to approximately $161.9 million in the same period of 1999. Such cash flows include cash received from the securitization trusts of $104.3 million in the 2000 period and $165.2 million in the 1999 period, representing distributions of excess interest and servicing fees.

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

     Independent rating agencies, financial institutions, analysts and other interested parties monitor the leverage ratio of our finance segment. Such ratio (calculated, as discussed with independent rating agencies, as the ratio of debt to equity of our finance subsidiary calculated on a pro forma basis as if we had accounted for the securitizations of our finance receivables as financing transactions throughout the Company's history) was 23-to-1 and 22-to-1 at March 31, 2000, and December 31, 1999, respectively.

     Liquidity of Conseco (parent company)

     The parent company is a legal entity, separate and distinct from its subsidiaries, and has no business operations. The parent company uses cash for:
(i) principal and interest payments on debt; (ii) dividends on preferred and common stock; (iii) payments to subsidiary trusts to be used for distributions on the Company-obligated mandatorily redeemable preferred securities of subsidiary trusts; (iv) holding company administrative expenses; (v) income taxes; and (vi) investments in subsidiaries and other investments. The primary sources of cash to meet these obligations are payments from our subsidiaries, including the statutorily permitted payments from our life insurance subsidiaries in the form of: (i) fees for services provided; (ii) tax sharing payments; (iii) dividend payments; and (iv) surplus debenture interest and principal payments. The parent company may also obtain cash by: (i) issuing debt or equity securities; (ii) borrowing additional amounts under its revolving credit agreement, as described in the notes to the consolidated financial statements; or (iii) selling all or a portion of its subsidiaries or its other investments. These sources have historically provided adequate cash flow to fund the needs of the parent company's: (i) normal operations; (ii) internal expansion, acquisitions and investment opportunities; and (iii) the retirement of debt and equity.

                         CONSECO, INC. AND SUBSIDIARIES
                              --------------------

     During the first quarter of 2000, our insurance subsidiaries paid dividends to Conseco of $93.1 million and our finance subsidiary repurchased shares of its common stock for $126.0 million. The cash provided by operating activities at the parent company, including dividends received from our insurance subsidiaries, plus the amount paid to us to repurchase shares of common stock of our finance subsidiary totaled $209.5 million during the first quarter of 2000. In connection with the Lehman Brothers transaction described in the note to the consolidated financial statements entitled "Subsequent Events", Conseco Finance has agreed that it will not pay dividends until 2001 and then pay such dividends only to the extent certain financial covenants are met.

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

     In addition to fees and interest, during the remainder of 2000, our insurance subsidiaries may pay dividends to Conseco of $111.5 million without permission from state regulatory authorities.

     The ratings assigned to Conseco's senior debt, trust preferred securities and commercial paper are important factors in determining the Company's ability to access the public capital markets for additional liquidity. Following our March 31, 2000, announcement regarding the plan to explore the sale of Conseco Finance and other events described in the note to the consolidated financial statements entitled "Subsequent Events" and elsewhere herein, rating agencies lowered their ratings on Conseco's senior debt, trust preferred securities and commercial paper. As of May 10, 2000, the rating agencies have assigned the following ratings: (i) Standard & Poor's has assigned a "BB-" rating to Conseco's senior debt; a "B-" rating to trust preferred securities and a "B" rating to commercial paper; (ii) Duff & Phelp's Credit Rating Company has assigned a "BBB-" rating, rating watch-down, to Conseco's senior debt; a "BB" rating to trust preferred securities and a "D-2" rating to commercial paper; and
(iii) Moody's Investor Services has assigned a "Ba1" rating, on review for possible downgrade, to Conseco's senior debt; and a "ba3" rating to trust preferred securities. The uncertainty surrounding the ultimate outcome of Conseco's plan regarding Conseco Finance has made it difficult for the Company to issue additional securities in the public markets.

     In conjunction with the Lehman Brothers transaction, the intercompany demand note due from Conseco Finance to the parent company was replaced with a one-year term note and Conseco Finance is prepaying approximately $500 million of this note. After such prepayment, the one-year term note has a balance of $2,160.7 million. Conseco Finance has agreed with Lehman Brothers that it will not make further prepayments on this note while certain financing arrangements with Lehman Brothers remain outstanding.

     The parent company has debt securities of approximately $1.5 billion which are expected to become due during the remainder of 2000. The Company is exploring numerous alternatives to meet the obligations under these agreements including using any one or more of the following: (i) the proceeds from the sale of Conseco Finance; (ii) extension of the maturity dates or refinancing current facilities; (iii) the proceeds from the sale of other assets, including various nonstrategic investments; (iv) cash on hand (including the $500 million Conseco Finance is repaying on the intercompany demand note in conjunction with the Lehman Brothers transaction); or (v) cash generated from operations.

                         CONSECO, INC. AND SUBSIDIARIES
                              --------------------

     INVESTMENTS

     At March 31, 2000, the amortized cost and estimated fair value of fixed maturity securities (all of which were actively managed) were as follows:

                                                                                        Gross         Gross      Estimated
                                                                         Amortized   unrealized    unrealized      fair
                                                                           cost         gains        losses        value
                                                                           ----         -----        ------        -----
                                                                                         (Dollars in millions)
Investment grade:
   Corporate securities................................................  $13,599.6      $ 63.3     $  871.8     $12,791.1
   United States Treasury securities and obligations of
     United States government corporations and agencies................      294.5         3.0          5.8         291.7
   States and political subdivisions...................................      147.9          .1          7.2         140.8
   Debt securities issued by foreign governments.......................      211.1         1.4         11.7         200.8
   Mortgage-backed securities .........................................    7,615.6        10.3        594.0       7,031.9
Below-investment grade (primarily corporate securities)................    1,960.8        43.6        246.3       1,758.1
                                                                         ---------      ------     --------     ---------

     Total actively managed fixed maturities...........................  $23,829.5      $121.7     $1,736.8     $22,214.4
                                                                         =========      ======     ========     =========

     During the first quarter of 2000, we recorded $8.2 million of writedowns of fixed maturity and equity securities as a result of changes in conditions which caused us to conclude that a decline in fair value of the investments was other than temporary. There were no such writedowns in the first quarter of 1999. At March 31, 2000, fixed maturity securities in default as to the payment of principal or interest had an aggregate amortized cost of $64.4 million and a carrying value of $57.8 million.

     Sales of invested assets (primarily fixed maturity securities) during the first three months of 2000 generated proceeds of $2.1 billion, resulting in net investment losses of $27.1 million.

     At March 31, 2000, fixed maturity investments included $7.1 billion of mortgage-backed securities (or 32 percent of all fixed maturity securities). The yield characteristics of mortgage-backed securities differ from those of traditional fixed-income securities. Interest and principal payments for mortgage-backed securities occur more frequently, often monthly. Mortgage-backed securities are subject to risks associated with variable prepayments. Prepayment rates are influenced by a number of factors that cannot be predicted with certainty, including: the relative sensitivity of the underlying mortgages backing the assets to changes in interest rates; a variety of economic, geographic and other factors; and the repayment priority of the securities in the overall securitization structures.

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

                         CONSECO, INC. AND SUBSIDIARIES
                              --------------------

     The following table sets forth the par value, amortized cost and estimated fair value of mortgage-backed securities, summarized by interest rates on the underlying collateral at March 31, 2000:

                                                                                         Par        Amortized    Estimated
                                                                                        value         cost      fair value
                                                                                        -----         ----      ----------
                                                                                              (Dollars in millions)
Below 7 percent.....................................................................   $4,618.1     $4,584.0      $4,300.7
7 percent - 8 percent...............................................................    1,925.7      1,910.4       1,856.0
8 percent - 9 percent...............................................................      288.3        288.0         284.6
9 percent and above.................................................................      856.0        860.6         616.9
                                                                                       --------     --------      --------

       Total mortgage-backed securities.............................................   $7,688.1     $7,643.0      $7,058.2
                                                                                       ========     ========      ========

     The amortized cost and estimated fair value of mortgage-backed securities at March 31, 2000, summarized by type of security, were as follows:

                                                                                                 Estimated fair value
                                                                                              -------------------------
                                                                                                             Percent
                                                                            Amortized                       of fixed
Type                                                                          cost            Amount       maturities
----                                                                          ----            ------       ----------
                                                                              (Dollars in millions)
Pass-throughs and sequential and targeted amortization classes............   $4,030.5        $3,853.8          17%
Planned amortization classes and accretion-directed bonds.................    1,952.2         1,833.9           8
Commercial mortgage-backed securities.....................................      792.6           749.4           4
Subordinated classes and mezzanine tranches...............................      831.0           587.8           3
Other.....................................................................       36.7            33.3           -
                                                                             --------        --------         ---

       Total mortgage-backed securities (a)...............................   $7,643.0        $7,058.2          32%
                                                                             ========        ========          ==

--------------------
(a) Includes below-investment grade mortgage-backed securities with an amortized cost and estimated fair value of $27.4 million and $26.3 million, respectively.

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

                         CONSECO, INC. AND SUBSIDIARIES
                              --------------------

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

     At March 31, 2000, the mortgage loan balance was primarily comprised of commercial loans. Less than 1 percent of the mortgage loan balance was noncurrent (loans which are two or more scheduled payments past due) at March 31, 2000.

     At March 31, 2000, we held $52.0 million of trading securities; we included them in other invested assets.

     Our investment borrowings averaged approximately $389.8 million during the first three months of 2000, compared with approximately $997.4 million during the same period of 1999 and were collateralized by investment securities with fair values approximately equal to the loan value. The weighted average interest rates on such borrowings were 5.1 percent and 4.7 percent during the first three months of 2000 and 1999, respectively.

     STATUTORY INFORMATION

     Statutory accounting practices prescribed or permitted by regulatory authorities for the Company's insurance subsidiaries differ from GAAP. The statutory income (loss) before net realized capital gains (losses) of our life insurance subsidiaries was $(2.6) million and $79.5 million in the first three months of 2000 and 1999, respectively. The Company's life insurance subsidiaries reported the following amounts to regulatory agencies at March 31, 2000, after appropriate eliminations of intercompany accounts among such subsidiaries (dollars in millions):

                  Statutory capital and surplus ..................................     $2,026.4
                  Asset valuation reserve.........................................        388.3
                  Interest maintenance reserve....................................        490.8
                                                                                       --------

                     Total........................................................     $2,905.5
                                                                                       ========

     The statutory capital and surplus shown above included investments in up-stream affiliates, all of which were eliminated in the consolidated financial statements prepared in accordance with GAAP, as follows:

                                                                                       March 31,
                                                                                         2000
                                                                                         ----
Securitization debt issued by special purpose entities and guaranteed by our finance subsidiary, all of which was purchased by our insurance subsidiaries
  prior to the Merger (a).........................................................       $ 72.3
Preferred and common stock of intermediate holding company........................        201.8
Common stock of Conseco (39.8 million shares).....................................         37.6
Other.............................................................................          2.5
                                                                                         ------

    Total.........................................................................       $314.2
                                                                                         ======

--------------------
(a) Total par value, amortized cost and fair value of securities issued by special purpose entities which hold loans originated by our finance subsidiary (including the securities that are not guaranteed by Conseco Finance, and therefore are not considered affiliated investments) were $259.1 million, $254.7 million and $248.4 million, respectively.

     State insurance laws generally restrict the ability of insurance companies to pay dividends or make other distributions. In addition to fees and interest described above, during the remainder of 2000, our insurance subsidiaries may pay dividends to Conseco of $111.5 million without permission from state regulatory authorities. During the first quarter of 2000, our insurance subsidiaries paid dividends to Conseco totaling $93.1 million.

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

     FORWARD-LOOKING STATEMENTS

     All statements, trend analyses and other information contained in this report and elsewhere (such as in filings by Conseco with the Securities and Exchange Commission, press releases, presentations by Conseco or its management or oral statements) relative to markets for Conseco's products and trends in Conseco's operations or financial results, as well as other statements including words such as "anticipate," "believe," "plan," "estimate," "expect," "intend," "should," "could," "goal," "target," "on track," "comfortable with," and other similar expressions, constitute forward-looking statements under the Private Securities Litigation Reform Act of 1995. These forward-looking statements are subject to known and unknown risks, uncertainties and other factors which may cause actual results to be materially different from those contemplated by the forward-looking statements. Such factors include, among other things: (i) general economic conditions and other factors, including prevailing interest rate levels, stock and credit market performance and health care inflation, which may affect (among other things) Conseco's ability to sell its products, its ability to make loans and access capital resources and the costs associated therewith, the market value of Conseco's investments, the lapse rate and profitability of policies, and the level of defaults and prepayments

                         CONSECO, INC. AND SUBSIDIARIES
                              --------------------

of loans made by Conseco; (ii) Conseco's ability to achieve anticipated synergies and levels of operational efficiencies; (iii) customer response to new products, distribution channels and marketing initiatives; (iv) mortality, morbidity, usage of health care services and other factors which may affect the profitability of Conseco's insurance products; (v) performance of our investments; (vi) changes in the Federal income tax laws and regulations which may affect the relative tax advantages of some of Conseco's products; (vii) increasing competition in the sale of insurance and annuities and in the finance business; (viii) regulatory changes or actions, including those relating to regulation of financial services affecting (among other things) bank sales and underwriting of insurance products, regulation of the sale, underwriting and pricing of products, and health care regulation affecting health insurance products; (ix) the outcome of the contemplated sale process relating to Conseco Finance Corp. and the terms and availability of capital to Conseco during the sale process; (x) the effects of actions by rating agencies on financing transactions, or the sales and persistency of Conseco's insurance and asset accumulation products; and (xi) the risk factors or uncertainties listed from time to time in Conseco's filings with the Securities and Exchange Commission.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     Our market risks, and the way we manage them, are summarized in management's discussion and analysis of financial condition and results of operations as of December 31, 1999, included in the Company's Form 10-K for the year ended December 31, 1999. The fair value of our borrowed capital varies with credit ratings and other conditions in the capital markets. Following our announcement of March 31, 2000, concerning our plan to explore the sale of Conseco Finance, the capital markets reacted by lowering the value of our publicly traded securities. In addition, the capital markets have also lowered the value of the securities issued in previous securitization transactions of Conseco Finance.

                         CONSECO, INC. AND SUBSIDIARIES
                              --------------------

                           PART II - OTHER INFORMATION

     ITEM 1. LEGAL PROCEEDINGS.

     Conseco Finance was served with various related lawsuits filed in the United States District Court for the District of Minnesota. These lawsuits were generally filed as purported class actions on behalf of persons or entities who purchased common stock or options to purchase common stock of Conseco Finance during alleged class periods that generally run from February 1995 to January 1998. One action (Florida State Board of Admin. v. Green Tree Financial Corp., Case No. 98-1162) did not include class action claims. In addition to Conseco Finance, certain current and former officers and directors of Conseco Finance are named as defendants in one or more of the lawsuits. Conseco Finance and other defendants obtained an order consolidating the lawsuits seeking class action status into two actions, one of which pertains to a purported class of common stockholders (In re Green Tree Financial Corp. Stock Litig., Case No. 97-2666) and the other which pertains to a purported class action of stock option traders (In re Green Tree Financial Corp. Options Litig., Case No. 97-2679). Plaintiffs in the lawsuits assert claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. In each case, plaintiffs allege that Conseco Finance and the other defendants violated federal securities laws by, among other things, making false and misleading statements about the current state and future prospects of Conseco Finance (particularly with respect to prepayment assumptions and performance of certain loan portfolios of Conseco Finance) which allegedly rendered Conseco Finance's financial statements false and misleading. On August 24, 1999, the United States District Court for the District of Minnesota issued an order to dismiss with prejudice all claims alleged in the lawsuits. The plaintiffs subsequently appealed the decision to the U.S. Court of Appeals for the 8th Circuit, and the appeal is currently pending. The Company believes that the lawsuits are without merit and intends to continue to defend them vigorously. The ultimate outcome of these lawsuits cannot be predicted with certainty.

     A total of twenty-one suits have been filed against the Company in the United States District Court for the Southern District of Indiana. Eleven of these cases are putative class actions on behalf of persons or entities that purchased the Company's common stock during alleged class periods that generally run from April 1999 through April 2000. Luisi v. Conseco, Inc., et al., Case No. IP00-C-0593-B/S; Sechrist v. Conseco, Inc., et al., Case No. IP00-C-0585-T/G; Klein v. Conseco, Inc., et al., Case No. IP00-C-0602-M/S; Brody v. Conseco, Inc., et al., Case No. IP00-C-0609-M/S; Dana v. Conseco, Inc., et al., Case No. IP00-C- 0623-T/G; Krim v. Conseco, Inc., et al., Case No. IP00-C-0631-B/S; Nadaf
v. Conseco, Inc., et al., Case No. IP00-C-0628- Y/G; Greiner v. Conseco, Inc., et al., Case No. IP00-C-0639-Y/F (naming as a defendant only one officer/director); Sedgwick v. Conseco, Inc., et al., Case No. IP00-C-0657-B/S; Irle v. Conseco, Inc., et al., Case No. IP00-C-0746-H/G; Schwartz v. Conseco, Inc., et al., Case No. IP00-C-0770-M/S. With the one exception noted, two former officers/directors of the Company are named as defendants in each of the lawsuits. In each case, the plaintiffs assert claims under Section 10(b) and 20(a) of the Securities Exchange Act of 1934. In each case, plaintiffs allege that the Company and the individual defendants violated the federal securities laws by, among other things, making false and misleading statements about the current state and future prospects of Conseco Finance (particularly with respect to performance of certain loan portfolios of Conseco Finance) which allegedly rendered the Company's financial statements false and misleading. The Company believes that the lawsuits are without merit and intends to continue to defend them vigorously. The ultimate outcome of these lawsuits cannot be predicted with certainty.

     Six of the cases in the United States District Court were filed as purported class actions on behalf of persons or entities that purchased preferred securities issued by various Conseco Financing Trusts, including Conseco Financing Trust V, Griffin v. Conseco, Inc., et al., Case No. IP00-C-0663-M/S; Stifnagle v. Conseco, Inc., et al., Case No. IP00-C-0754-Y/G (Stifnagle also asserts claims regarding Conseco Financing Trust VII) (making allegations with respect to an August 24, 1998 offering), Conseco Financing Trust VI, Costello v. Conseco, Inc., et al., Case No. IP00-C-0705-Y/G (October 8, 1998 offering), and Conseco Financing Trust VII, Zinno v. Conseco, Inc., et al., Case No. IP00-C-0622-M/S; Shapiro v. Conseco, Inc., et al., Case No. IP00-C-0650-B/S; Kosseff v. Conseco, Inc., et al., Case No. IP00-C-0753-Y/S (August 26, 1999 offering). Each of these complaints names as defendants the Company, the relevant trust (except Shapiro and Kosseff), two former officers/directors of the Company, and the underwriters for the particular issuance (except Shapiro). The Kosseff complaint also names an officer and all of the Company's directors at the time of issuance of the preferred securities by Conseco Financing Trust VII. In each case, plaintiffs assert claims under
Section 11 and Section 15 of the Securities Act of 1933, and the Zinno, Shapiro, and Stifnagle complaints also assert claims under Section 12(a)(2) of that Act. In each case, plaintiffs allege that the defendants violated the federal securities laws by, among other things, making false and misleading statements, in Prospectuses and/or Registration Statements related to the issuance of preferred securities by the Trust involved, regarding the current state and future prospects of Conseco Finance (particularly with respect to performance of certain loan portfolios of Conseco Finance) which allegedly rendered the disclosure documents false and misleading. The Company also intends to defend these lawsuits vigorously. The ultimate outcome of these lawsuits cannot be predicted with certainty.

                         CONSECO, INC. AND SUBSIDIARIES
                              --------------------

     Four shareholder derivative suits have been filed in United States District Court. Rogney v. Decatur, et al., Case No. IP00- C-0655-Y/F; Fletcher v. Hilbert, et al., Case No. IP00-C-0693-H/G; Gold v. Decatur, et al., Case No. IP00-C-0747-T/G; Batcheldor v. Hilbert, Case No. IP00-C-0743-H/G. The complaints name as defendants the current directors, certain former directors, and, in Fletcher, certain non-director officers of the Company (the Company is named as a nominal defendant in each). Plaintiffs allege that the defendants breached their fiduciary duties by, among other things, intentionally disseminating false and misleading statements concerning the acquisition, performance and proposed sale of Conseco Finance, and engaged in corporate waste by causing the Company to guarantee loans that certain officers, directors and key employees of the Company used to purchase stock under the Company's "Stock Purchase Plan." A similar case has been filed in the Hamilton County Superior Court in Indiana. Schweitzer v. Hilbert, et al., Cause No. 29001-0004CP251. The Company believes that these lawsuits are without merit and intends to defend them vigorously. The ultimate outcome of these lawsuits cannot be predicted with certainty.

     Conseco, Inc. and its subsidiaries, Conseco Life Insurance Company and Wabash Life Insurance Company, are currently named as defendants in a certified nationwide class action lawsuit in the Superior Court for Santa Clara County (California, cause number CV768991) and captioned "John P. Dupell and the John
P. Dupell 1992 Insurance Trust vs. Massachusetts General Life Insurance Company; Life Partners Group, Inc., Wabash Life Insurance Company, Conseco, Inc., Donovan
R. Bolton, et al." The class, approximately 345,000 in number, consists of all persons who purchased universal life insurance policies from Conseco Life Insurance Company, formerly named Massachusetts General Life Insurance Company, between January 1, 1984 and July 23, 1999 (excluding policies where death benefits were paid). The claims involve the changing interest rate climate between the 1980's and the comparatively lower rates in the 1990's, and the resulting lower rates credited to universal life products. The plaintiffs asserted claims of fraud, breach of the covenant of good faith and fair dealing, negligence, negligent misrepresentation, unjust enrichment and related matters. Conseco believes this lawsuit is without merit and is defending it vigorously. The ultimate outcome of this lawsuit cannot be predicted with certainty.

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

     b) Reports on Form 8-K.

             A report on Form 8-K dated February 7, 2000, was filed with the Commission to report under Item 5, the completion of the public offering of $800.0 million of 8.75 percent notes due February 9, 2004.

             A report on Form 8-K dated March 31, 2000, was filed with the Commission to report under Item 5, the Registrant's press release dated March 31, 2000.

                         CONSECO, INC. AND SUBSIDIARIES
                              --------------------




                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                        CONSECO, INC.


Dated: May 15, 2000               By:   /S/ JAMES S. ADAMS
                                        ------------------------
                                        James S. Adams
                                        Senior Vice President,
                                          Chief Accounting Officer and Treasurer
                                          (authorized officer and chief
                                          accounting officer)