Form 10-Q
period 2000-06-30
CONSECO INC
filed 2000-08-14
CIK 719241

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

                  For the quarterly period ended June 30, 2000

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


    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [ X ] No [ ]



       Shares of common stock outstanding as of July 31, 2000: 325,292,186

================================================================================

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                         CONSECO, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                              (Dollars in millions)

                                     ASSETS
                                                                                                 June 30,      December 31,
                                                                                                   2000            1999
                                                                                                   ----            ----
                                                                                                (unaudited)

Investments:
   Actively managed fixed maturities at fair value (amortized cost: 2000 - $23,429.9;
     1999 - $23,690.4)........................................................................    $21,574.1      $22,203.8
   Interest-only securities at fair value (amortized cost: 2000 - $897.4; 1999 - $916.2)......        852.8          905.0
   Equity securities at fair value (cost: 2000 - $316.0; 1999 - $323.7).......................        305.4          312.7
   Mortgage loans.............................................................................      1,470.4        1,274.5
   Policy loans...............................................................................        660.5          664.1
   Venture capital investments at fair value (cost: 2000 - $140.8; 1999 - $142.5).............        561.7          527.5
   Other invested assets .....................................................................        607.4          544.0
                                                                                                  ---------      ---------

       Total investments......................................................................     26,032.3       26,431.6

Cash and cash equivalents.....................................................................      1,515.8        1,686.9
Accrued investment income.....................................................................        480.4          436.0
Finance receivables...........................................................................      5,680.6        5,104.1
Finance receivables - securitized.............................................................      8,942.1        4,730.5
Cost of policies purchased....................................................................      2,103.5        2,258.5
Cost of policies produced.....................................................................      2,423.7        2,087.4
Reinsurance receivables.......................................................................        707.4          728.6
Income tax assets.............................................................................        389.9          209.8
Goodwill......................................................................................      3,874.4        3,927.8
Assets held in separate accounts and investment trust ........................................      2,750.6        2,231.4
Cash held in segregated accounts for investors in securitizations.............................        731.6          853.0
Cash held in segregated accounts related to servicing agreements and securitization
   transactions...............................................................................        982.8          274.0
Other assets..................................................................................      1,436.3        1,226.3
                                                                                                  ---------      ---------

       Total assets...........................................................................    $58,051.4      $52,185.9
                                                                                                  =========      =========



                            (continued on next page)








               The accompanying notes are an integral part of the
                       consolidated financial statements.


                         CONSECO, INC. AND SUBSIDIARIES

                      CONSOLIDATED BALANCE SHEET, continued
                              (Dollars in millions)

                      LIABILITIES AND SHAREHOLDERS' EQUITY


                                                                                                 June 30,    December 31,
                                                                                                   2000            1999
                                                                                                   ----            ----
                                                                                                (unaudited)
Liabilities:
   Liabilities for insurance and asset accumulation products:
     Interest-sensitive products..............................................................    $16,738.4      $17,322.4
     Traditional products.....................................................................      7,818.3        7,537.3
     Claims payable and other policyholder funds..............................................      1,058.2        1,042.3
     Liabilities related to separate accounts and investment trust............................      2,750.6        2,231.4
     Liabilities related to certificates of deposit...........................................      1,398.9          870.5
   Investor payables..........................................................................        731.6          853.0
   Other liabilities..........................................................................      1,569.2        1,498.7
   Investment borrowings......................................................................        230.7          828.9
   Notes payable and commercial paper:
     Corporate................................................................................      3,628.4        2,481.8
     Finance..................................................................................      5,679.1        4,682.5
     Related to securitized finance receivables structured as collateralized borrowings.......      9,136.4        4,641.8
                                                                                                  ---------      ---------

         Total liabilities....................................................................     50,739.8       43,990.6
                                                                                                  ---------      ---------

Minority interest:
   Company-obligated mandatorily redeemable preferred securities of subsidiary trusts.........      2,399.2        2,639.1

Shareholders' equity:
   Preferred stock............................................................................        482.5          478.4
   Common stock and additional paid-in capital (no par value, 1,000,000,000 shares authorized, shares issued and outstanding: 2000 - 325,288,857;
     1999 - 327,678,638)......................................................................      2,905.6        2,987.1
   Accumulated other comprehensive loss.......................................................       (970.7)        (771.6)
   Retained earnings..........................................................................      2,495.0        2,862.3
                                                                                                  ---------      ---------

         Total shareholders' equity...........................................................      4,912.4        5,556.2
                                                                                                  ---------      ---------

         Total liabilities and shareholders' equity...........................................    $58,051.4      $52,185.9
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


                         CONSECO, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF OPERATIONS
                 (Dollars in millions except per share amounts)
                                   (unaudited)

                                                                        Three months ended              Six months ended
                                                                             June 30,                       June 30,
                                                                       --------------------           -------------------
                                                                       2000            1999           2000           1999
                                                                       ----            ----           ----           ----
Revenues:
   Insurance policy income...........................................  $1,072.4       $1,020.0        $2,121.1       $2,027.4
   Net investment income.............................................     882.4          735.9         1,943.3        1,403.6
   Gain on sale:
     Securitization transactions.....................................       -            169.4             -            368.6
     Other loan sales................................................       2.6            -               2.6            -
   Net investment losses ............................................    (118.2)         (22.9)         (153.5)         (21.9)
   Fee revenue and other income......................................     126.0          121.3           257.6          232.6
                                                                       --------       --------        --------       --------

       Total revenues................................................   1,965.2        2,023.7         4,171.1        4,010.3
                                                                       --------       --------        --------       --------

Benefits and expenses:
   Insurance policy benefits.........................................   1,019.2          920.5         2,086.7        1,810.2
   Provision for losses..............................................     152.7           27.2           234.7           48.5
   Interest expense..................................................     338.6          125.5           596.3          236.1
   Amortization......................................................     185.2          153.2           383.5          304.6
   Other operating costs and expenses................................     409.9          352.2           816.0          660.8
   Special charges...................................................     327.2            -             327.2            -
   Impairment charges................................................       9.6           71.6            12.1           83.8
                                                                       ---------      --------        --------       --------

       Total benefits and expenses...................................   2,442.4        1,650.2         4,456.5        3,144.0
                                                                       --------       --------        --------       --------

       Income (loss) before income taxes, minority interest and
         extraordinary charge........................................    (477.2)         373.5          (285.4)         866.3

Income tax expense (benefit).........................................    (108.3)         129.9           (32.9)         304.7
                                                                       --------       --------        --------       --------

       Income (loss) before minority interest and
         extraordinary charge .......................................    (368.9)         243.6          (252.5)         561.6

Minority interest:
   Distributions on Company-obligated mandatorily redeemable
     preferred securities of subsidiary trusts, net of income taxes..      35.7           30.3            74.7           60.5
                                                                       --------       --------        --------       --------

       Income (loss) before extraordinary charge.....................    (404.6)         213.3          (327.2)         501.1

   Extraordinary charge on extinguishment of debt, net of taxes......        .1            -                .1            -
                                                                       ---------      --------        --------       --------

       Net income (loss).............................................    (404.7)         213.3          (327.3)         501.1

Preferred stock dividends............................................       2.5            -               6.7             .6
                                                                       ---------      --------        --------       --------

       Net income (loss) applicable to common stock..................  $ (407.2)      $  213.3        $ (334.0)      $  500.5
                                                                       ========       ========        ========       ========

Earnings (loss) per common share:
   Basic:
     Weighted average shares outstanding.............................325,259,000   323,576,000     326,602,000    322,111,000
                                                                     ===========   ===========     ===========    ===========

     Net income (loss)...............................................    $(1.25)          $.66          $(1.02)         $1.55
                                                                         ======           ====          ======          =====

   Diluted:
     Weighted average shares outstanding.............................325,259,000   331,201,000     326,602,000    331,155,000
                                                                     ===========   ===========     ===========    ===========

     Net income (loss)...............................................    $(1.25)          $.64          $(1.02)         $1.51
                                                                         ======           ====          ======          =====

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                         CONSECO, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                              (Dollars in millions)
                                   (unaudited)

                                                                               Common stock     Accumulated other
                                                                   Preferred  and additional      comprehensive      Retained
                                                          Total      stock    paid-in capital         loss           earnings
                                                          -----      -----   ----------------         ----           --------

Balance, January 1, 2000.............................  $5,556.2    $ 478.4      $2,987.1           $(771.6)          $2,862.3

   Comprehensive loss, net of tax:
     Net loss........................................    (327.3)       -             -                 -               (327.3)
     Change in unrealized depreciation of
       investments (net of applicable income tax
       benefit of $87.0).............................    (199.1)       -             -              (199.1)               -
                                                       --------

         Total comprehensive loss....................    (526.4)

   Issuance of shares for stock options and for
     employee benefit plans..........................        .1        -              .1               -
   Issuance of convertible preferred shares..........       4.1        4.1           -                 -                  -
   Issuance of warrants..............................      21.0        -            21.0               -                  -
   Cost of shares acquired...........................    (102.6)       -          (102.6)              -                  -
   Dividends on common stock.........................     (33.3)       -             -                 -                (33.3)
   Dividends on preferred stock......................      (6.7)       -             -                 -                 (6.7)
                                                       ---------   --------     --------           -------           --------

Balance, June 30, 2000...............................  $4,912.4    $ 482.5      $2,905.6           $(970.7)          $2,495.0
                                                       ========    =======      ========           =======           ========

Balance, January 1, 1999.............................  $5,273.6    $ 105.5      $2,736.5           $ (28.4)          $2,460.0

   Comprehensive income, net of tax:
     Net income......................................     501.1        -             -                 -                501.1
     Change in unrealized depreciation of
       investments (net of applicable income tax
       benefit of $250.1)............................    (466.1)       -             -              (466.1)               -
                                                       --------

         Total comprehensive income..................      35.0

   Conversion of preferred stock into
     common shares ..................................       -       (105.5)        105.5               -                  -
   Issuance of shares for stock options and for
     employee benefit plans..........................     163.5        -           163.5               -                  -
   Tax benefit related to issuance of shares under
     stock option plans..............................      24.4        -            24.4               -                  -
   Cost of shares acquired...........................     (89.4)       -           (89.4)              -                  -
   Dividends on common stock.........................     (90.6)       -             -                 -                (90.6)
   Dividends on preferred stock......................       (.6)       -             -                 -                  (.6)
                                                       ---------   -------      --------           -------           --------

Balance, June 30, 1999...............................  $5,315.9    $   -        $2,940.5           $(494.5)          $2,869.9
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


                         CONSECO, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                              (Dollars in millions)
                                   (unaudited)

                                                                                                        Six months ended
                                                                                                             June 30,
                                                                                                       ------------------
                                                                                                       2000          1999
                                                                                                       ----          ----
Cash flows from operating activities:
   Insurance policy income.......................................................................    $ 1,949.6       $ 1,809.1
   Net investment income.........................................................................      1,936.5         1,449.5
   Points and origination fees...................................................................          -             243.2
   Fee revenue and other income..................................................................        265.5           237.6
   Insurance policy benefits.....................................................................     (1,568.2)       (1,442.6)
   Interest expense..............................................................................       (550.6)         (257.8)
   Policy acquisition costs......................................................................       (442.8)         (386.8)
   Special charges...............................................................................       (188.4)            -
   Other operating costs.........................................................................       (860.8)         (704.8)
   Taxes.........................................................................................        (21.9)         (235.2)
                                                                                                     ---------       ---------

     Net cash provided by operating activities...................................................        518.9           712.2
                                                                                                     ---------       ---------

Cash flows from investing activities:
   Sales of investments..........................................................................      2,969.1         8,620.5
   Maturities and redemptions of investments.....................................................        422.9           598.6
   Purchases of investments......................................................................     (4,148.2)      (10,687.2)
   Cash received from the sale of finance receivables, net of expenses...........................      1,774.6         5,737.4
   Principal payments received on finance receivables............................................      4,485.1         3,960.3
   Finance receivables originated................................................................    (11,198.2)      (11,793.4)
   Other.........................................................................................       (117.6)          (76.5)
                                                                                                     ---------       ---------

     Net cash used by investing activities ......................................................     (5,812.3)       (3,640.3)
                                                                                                     ---------       ---------

Cash flows from financing activities:
   Repurchase of Company-obligated mandatorily redeemable preferred securities
     of subsidiary trusts........................................................................       (250.0)            -
   Issuance of common and convertible preferred shares...........................................           .5           101.5
   Issuance of notes payable and commercial paper................................................     16,077.4        10,182.7
   Payments on notes payable and commercial paper................................................     (9,488.3)       (8,438.0)
   Change in cash held in restricted accounts for settlement of collateralized
     borrowings..................................................................................       (749.8)             -
   Payments for settlement of forward contract and to repurchase equity securities...............       (102.6)          (29.5)
   Investment borrowings.........................................................................       (598.2)          393.1
   Amounts received for deposit products.........................................................      2,595.8         1,746.4
   Withdrawals from deposit products.............................................................     (2,181.8)       (1,425.7)
   Dividends and distributions on Company-obligated mandatorily redeemable preferred
     securities of subsidiary trusts.............................................................       (180.7)         (170.6)
                                                                                                     ---------       ---------

       Net cash provided by financing activities.................................................      5,122.3         2,359.9
                                                                                                     ---------       ---------

       Net decrease in cash and cash equivalents.................................................       (171.1)         (568.2)

Cash and cash equivalents, beginning of period...................................................      1,686.9         1,704.7
                                                                                                     ---------       ---------

Cash and cash equivalents, end of period.........................................................    $ 1,515.8       $ 1,136.5
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

     The Company has debt and guarantees at the parent company level of approximately $1.4 billion which are expected to become due on or before September 30, 2000. Because of the time required to complete the sale of assets and other contemplated activities described in the paragraph which follows, extension of the Company's bank credit facilities will be required if the Company is to meet its September debt maturities. The Company is currently in discussions with its bank lenders and management is optimistic appropriate extensions can be negotiated. However, there can be no assurance that these negotiations will be successful, or as to the amount, maturity, cost or terms associated with any such extension. See "Management's Discussion and Analysis of Financial Condition and Results of Operations Liquidity of Conseco (parent company)."

     On July 27, 2000, we announced several courses of action with respect to Conseco Finance Corp. ("Conseco Finance"), a wholly owned subsidiary of Conseco, as well as an asset disposition program with respect to certain non-strategic assets held at the parent company level, which are designed to allow us to reduce parent company debt over time. These actions with respect to Conseco Finance, include: (i) the sale, closing or runoff of five units (i.e., asset-based lending, vendor finance, bankcards, transportation and park construction); (ii) efforts to better utilize existing assets so as to increase cash; and (iii) cost savings and restructuring of ongoing businesses such as the streamlining of the field force in the manufactured housing and home equity lending divisions. The Company believes these contemplated actions offer better opportunities than the previously announced plan to explore the sale of Conseco Finance and are designed to provide a business model which will result in positive cash flow at Conseco Finance. In addition, we plan to sell certain non-strategic assets, such as our investment in the wireless communication company, Tritel, Inc. ("Tritel"), our interest in the riverboat casino in Lawrenceberg, Indiana, and our subprime auto loan portfolio. The Company believes the sale of non-strategic assets and the actions contemplated at Conseco Finance will generate cash proceeds of approximately $2.0 billion over the next 12 to 15 months. We are already well underway with these actions, and have completed the sale of the bankcard business and our subprime auto loan portfolio, generating cash proceeds of over $300 million. However, no assurance can be provided as to the timing, proceeds, or other terms related to the possible disposition of assets, the timing or extent of the cost savings to be achieved, or the amount of the restructuring or other charges to be incurred with respect to these actions. Furthermore, the Company's ability to use cash generated from the actions being undertaken at Conseco Finance is substantially limited by restrictions in agreements with Lehman Brothers Holdings, Inc. and its affiliates (collectively, with its direct and indirect subsidiaries, referred to as "Lehman"). In connection with the negotiations with our banks relating to the extension of the maturity dates of our debt, we are also engaged in discussions with Lehman concerning a modification of these restrictions and are optimistic an acceptable modification can be obtained. However, there can be no assurance that these negotiations will be successful, or as to the terms of any such modification. See the note entitled "Changes in Corporate Notes Payable and Commercial Paper."

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

     When we prepare financial statements in conformity with GAAP, we are required to make estimates and assumptions that significantly affect various reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting periods. For example, we use significant estimates and assumptions in calculating values for certain fixed maturity securities, interest-only securities, certain venture capital investments, the cost of policies produced, the cost of policies purchased, servicing rights, goodwill, liabilities for insurance and deposit products, liabilities related to litigation, guaranty fund assessment accruals, gain on sale of finance receivables, provision for losses and deferred income taxes. If our future experience differs from these estimates and assumptions, our financial statements could be materially affected.

                         CONSECO, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              --------------------

     Net income and diluted earnings per share, as previously reported in our Form 10-Q, as amended, for the three and six months ended June 30, 1999, have been restated to reflect adjustments, principally related to: (i) impairment charges relating to interest-only securities and servicing rights; (ii) delaying the recognition of revenue from sales of loans to certain commercial paper conduit trusts until the loans were subsequently placed in their final securitization structures; and (iii) adjusting loan origination cost deferrals. These changes reduced previously reported net income by $84.2 million, or $.26 per diluted share, and by $93.5 million, or $.29 per diluted share, in the three and six months ended June 30, 1999, respectively.

     Our consolidated financial statements exclude the results of material transactions between us and our consolidated affiliates, or among our consolidated affiliates.

     ACCOUNTING FOR INVESTMENTS

     We classify our fixed maturity securities into three categories: (i) "actively managed" (which we carry at estimated fair value); (ii) "trading" (which we carry at estimated fair value); and (iii) "held to maturity" (which we carry at amortized cost). We held $78.1 million of trading securities at June 30, 2000, which we included in "other invested assets." We had no fixed maturity securities in the "held to maturity" category at June 30, 2000.

     Accumulated other comprehensive loss is primarily comprised of unrealized losses on actively managed fixed maturity investments. Such amounts, included in shareholders' equity as of June 30, 2000 and December 31, 1999, were as follows:

                                                                                         June 30,       December 31,
                                                                                           2000             1999
                                                                                           ----             ----
                                                                                           (Dollars in millions)

Unrealized losses on investments...................................................... $(1,907.4)        $(1,504.3)
Adjustments to cost of policies purchased and cost of policies produced...............     406.5             291.2
Deferred income tax benefit...........................................................     530.4             443.4
Other.................................................................................        -               (1.7)
                                                                                       ---------         ---------

     Net unrealized losses on investments.............................................    (970.5)           (771.4)
Minimum pension liability adjustment, net of income tax benefit.......................       (.2)              (.2)
                                                                                       -----------       ---------

     Accumulated other comprehensive loss............................................. $  (970.7)        $  (771.6)
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

     During 1999, we invested $53.2 million in Tritel, a company in the wireless communication business. The market values of many companies in this sector increased significantly in 1999 and early 2000. In the fourth quarter of 1999, our investee sold shares of common stock to the public in an initial public offering. As a result, an ascertainable market value was established for our investment, which we adjusted to recognize liquidity restrictions. We recognized venture capital income of $3.2 million in the first six months of 2000 related to this investment (consisting of $105.1 million of income recognized in the first quarter of 2000 and a loss of $101.9 million in the second quarter of
2000), bringing the total carrying value of our investment to $443.3 million.

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

     We classify the finance receivables transferred to the securitization trusts and held as collateral for the notes issued to investors as "finance receivables-securitized." We are generally able to repurchase these receivables from the trust when the aggregate unpaid principal balance reaches 20 percent of the initial principal balance of the finance receivables. The average interest rate earned on these receivables at June 30, 2000, was approximately 11.8 percent. We classify the notes issued to investors in the securitization trusts as "notes payable related to securitized finance receivables structured as collateralized borrowings."

     After the March 31, 2000 announcement that we planned to explore the sale of Conseco Finance and the other events described elsewhere herein, it was difficult to complete new securitization transactions for a period of time. However, these markets eventually became available to the Company. During the second quarter of 2000, we completed five transactions, securitizing over $2.5 billion of finance receivables. In May 2000, we sold $1.3 billion of finance receivables to Lehman. The proceeds from such sale were used to repay various warehouse credit lines, creating increased warehousing capacity for Conseco Finance. Lehman also amended its repurchase and other financing facilities with Conseco Finance to expand the types of assets financed. We continue to be able to finance loans through: (i) our warehouse and bank credit facilities; (ii) the sale of securities through securitization transactions; and (iii) whole-loan sales.

     Finance receivables-securitized, summarized by type, were as follows at June 30, 2000 and December 31, 1999:

                                                                                         June 30,       December 31,
                                                                                           2000             1999
                                                                                           ----             ----
                                                                                           (Dollars in millions)

Manufactured housing..................................................................  $3,216.9          $  953.0
Mortgage services.....................................................................   4,190.6           2,077.3
Consumer/credit card..................................................................     256.5           1,076.9
Commercial............................................................................   1,330.5             637.0
                                                                                        --------          --------
                                                                                         8,994.5           4,744.2
Less allowance for credit losses......................................................      52.4              13.7
                                                                                        --------          --------

        Net finance receivables-securitized...........................................  $8,942.1          $4,730.5
                                                                                        ========          ========

                         CONSECO, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              --------------------

     The other finance receivables, summarized by type, were as follows:

                                                                                         June 30,       December 31,
                                                                                           2000             1999
                                                                                           ----             ----
                                                                                            (Dollars in millions)

Manufactured housing..................................................................  $  834.4          $  795.8
Mortgage services.....................................................................   1,404.4           1,277.0
Consumer/credit card..................................................................   1,668.2             824.7
Commercial............................................................................   1,874.4           2,281.3
                                                                                        --------           -------

                                                                                         5,781.4           5,178.8
Less allowance for credit losses......................................................     100.8              74.7
                                                                                        --------          --------

        Net other finance receivables.................................................  $5,680.6          $5,104.1
                                                                                        ========          ========

     The changes in the allowance for credit losses included in finance receivables were as follows:

                                                                           Three months ended          Six months ended
                                                                                 June 30,                  June 30,
                                                                            ------------------         ------------------
                                                                            2000          1999         2000          1999
                                                                            ----          ----         ----          ----
                                                                                        (Dollars in millions)

Allowance for credit losses, beginning of period.....................      $119.1       $ 53.1        $ 88.4       $ 43.0
Provision for losses.................................................        84.1         27.2         142.7         48.5
Credit losses........................................................       (50.0)       (25.1)        (77.9)       (36.3)
                                                                           ------       ------        ------       ------

Allowance for credit losses, end of period...........................      $153.2       $ 55.2        $153.2       $ 55.2
                                                                           ======       ======        ======       ======

     The securitizations structured prior to our September 8, 1999 announcement met the applicable criteria to be accounted for as sales. At the time the loans were securitized and sold, we recognized a gain and recorded our retained interest represented by the interest-only security. The interest-only security represents the right to receive, over the life of the pool of receivables, the excess of the principal and interest received on the receivables transferred to the special purpose entity over the sum of: (i) principal and interest paid to the holders of other interests in the securitization; and (ii) contractual servicing fees. In some of those securitizations, we also retained certain lower-rated securities that are senior in payment priority to the interest-only securities. Such retained securities had a par value, fair market value and amortized cost of $769.8 million, $468.9 million and $714.7 million, respectively, at June 30, 2000, and were classified as "actively managed fixed maturity securities."

     During the first six months of 1999, the Company sold $6.5 billion of finance receivables in various securitized transactions and recognized gains of $368.6 million. We recognized no gain on sale related to securitized transactions during the first six months of 2000.

     The interest-only securities on our consolidated balance sheet represent an allocated portion of the cost basis of the finance receivables in the securitization transactions accounted for as sales related to transactions structured prior to September 8, 1999. We used the following assumptions to adjust the amortized cost to estimated fair value at June 30, 2000 and December 31, 1999. We include the difference between estimated fair value and the amortized cost of the interest-only securities in "accumulated other comprehensive loss, net of taxes."

                         CONSECO, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              --------------------

                                                      Manufactured        Home equity/       Consumer/
June 30, 2000                                            housing        home improvement     equipment       Total
-------------                                            -------        ----------------     ---------       -----
                                                                                (Dollars in millions)

Interest-only securities at fair value.............  $   522.2          $   280.7          $    49.9       $   852.8
Cumulative principal balance of sold finance
   receivables at June 30, 2000....................   21,451.5            7,590.6            2,386.1        31,428.2
Weighted average stated customer interest rate
   on sold finance receivables.....................       10.0%              11.5%              10.9%
Assumptions to determine estimated fair value
   of interest-only securities at June 30, 2000:
     Expected weighted average annual constant
       prepayment rate as a percentage of principal
       balance of related finance receivables (a)..        9.6%              21.0%              22.2%
     Expected nondiscounted credit losses as a
       percentage of principal balance of
       related finance receivables (a).............        8.7%               5.9%               5.1%
     Weighted average discount rate ...............       14.0%              14.0%              14.0%

                                                      Manufactured        Home equity/       Consumer/
December 31, 1999                                        housing        home improvement     equipment       Total
-----------------                                        -------        ----------------     ---------       -----
                                                                                (Dollars in millions)

Interest-only securities at fair value.............  $   528.3           $  318.0          $    58.7       $   905.0
Cumulative principal balance of sold finance
   receivables at December 31, 1999................   22,854.6            8,804.8            3,049.4        34,708.8
Weighted average stated customer interest rate on
   sold finance receivables........................       10.0%              11.5%              11.0%
Assumptions to determine estimated fair value of
   interest-only securities at December 31, 1999:
     Expected weighted average annual constant
       prepayment rate as a percentage of principal
       balance of related finance receivables (a)..        9.4%              21.7%              22.4%
     Expected nondiscounted credit losses as a
       percentage of principal balance of related
       finance receivables (a).....................        9.0%               5.8%               5.1%
     Weighted average discount rate................       14.0%              14.0%              14.0%

----------
(a) The valuation of interest-only securities is affected not only by the projected level of prepayments of principal and net credit losses, but also by the projected timing of such prepayments and net credit losses. Should such timing differ materially from our projections, it could have a material effect on the valuation of our interest-only securities. Additionally, such valuation is determined by discounting cash flows over the entire expected life of the receivables sold.

                         CONSECO, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              --------------------

     Activity in the interest-only securities account was as follows:

                                                                                                    Six months ended
                                                                                                        June 30,
                                                                                                    ------------------
                                                                                                    2000          1999
                                                                                                    ----          ----
                                                                                                   (Dollars in millions)

Balance, beginning of period...................................................................   $ 905.0      $1,305.4
   Additions resulting from securitizations during the period..................................       -           266.4
   Additions resulting from clean-up calls (a).................................................      64.9           -
   Investment income...........................................................................      56.1          91.5
   Cash received...............................................................................    (126.5)       (234.1)
   Impairment charge to reduce carrying value..................................................     (13.3)        (83.2)
   Change in unrealized depreciation charged to shareholders' equity...........................     (33.4)          3.5
                                                                                                  -------      --------

Balance, end of period.........................................................................   $ 852.8      $1,349.5
                                                                                                  =======      ========

----------
(a) During the first six months of 2000, clean-up calls were exercised for five securitizations that were previously recognized as sales. The interest-only securities related to these securitizations had previously been separately securitized with other interest-only securities in transactions recognized as sales. The repurchase of the collateral underlying the five securitizations triggered a requirement for the Company to repurchase a portion of the interest-only securities.

       Credit quality of managed finance receivables was as follows:

                                                                                June 30,       December 31,
                                                                                  2000             1999
                                                                                  ---              ----

60-days-and-over delinquencies as a percentage of managed finance
   receivables at period end.................................................     1.47%             1.42%
                                                                                  ====              ====

Net credit losses incurred during the last twelve months as a percentage
   of average managed finance receivables during the period..................     1.49%             1.31%
                                                                                  ====              ====

Repossessed collateral inventory as a percentage of managed finance
   receivables at period end.................................................     1.41%             1.34%
                                                                                  ====              ====

                         CONSECO, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              --------------------

     EARNINGS PER SHARE

     A reconciliation of income (loss) and shares used to calculate basic and diluted earnings per share is as follows:

                                                                           Three months ended          Six months ended
                                                                                 June 30,                  June 30,
                                                                            ------------------         ------------------
                                                                            2000          1999         2000          1999
                                                                            ----          ----         ----          ----
                                                                                         (Dollars in millions
                                                                                       and shares in thousands)
Income (loss):
   Net income (loss)..................................................    $(404.7)      $213.3       $(327.3)      $501.1
   Preferred stock dividends..........................................        2.5          -             6.7           .6
                                                                          -------       ------       -------       ------

     Income (loss) applicable to common ownership for basic
       earnings per share.............................................     (407.2)       213.3        (334.0)       500.5

Effect of dilutive securities:
   Preferred stock dividends..........................................        -            -             -             .6
                                                                          -------       ------       -------       ------

     Income (loss) applicable to common ownership and assumed
       conversions for diluted earnings per share.....................    $(407.2)      $213.3       $(334.0)      $501.1
                                                                          =======       ======       =======       ======
Shares:
   Weighted average shares outstanding for basic earnings per share...    325,259      323,576       326,602      322,111
   Effect of dilutive securities on weighted average shares:
     Stock options....................................................        -          2,552           -          3,100
     Employee benefit plans...........................................        -          2,031           -          2,018
     Convertible securities...........................................        -          3,042           -          3,926
                                                                          -------      -------   -----------      -------

       Dilutive potential common shares...............................        -          7,625           -          9,044
                                                                          -------      -------   -----------      -------

         Weighted average shares outstanding for diluted earnings
           per share..................................................    325,259      331,201       326,602      331,155
                                                                          =======      =======       =======      =======

     There were no dilutive common stock equivalents during the 2000 periods because of the net loss realized by the Company during such periods.

     BUSINESS SEGMENTS

     We manage our business operations through two segments, based on the products offered, in addition to the corporate segment.

     Finance segment. Our finance segment provides a variety of finance products including: loans for the purchase of manufactured housing, home improvements and various consumer products; home equity loans; private label credit card programs; and commercial loans such as floorplan and equipment financing. These products are primarily marketed through intermediary channels such as dealers, vendors, contractors and retailers.

     Insurance and fee-based segment. Our insurance and fee-based segment provides supplemental health, annuity, life, and individual and group major medical products to a broad spectrum of customers through multiple distribution channels, each focused on a specific market segment. These products are primarily marketed through career agents, professional independent producers and direct marketing. Fee-based activities include services performed for other companies, including: (i) investment management; and (ii) insurance product marketing.

                         CONSECO, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              --------------------

     Corporate segment. Our corporate segment includes certain investment activities, such as our venture capital investment in the wireless communication company, Tritel, and our ownership interest in the riverboat casino in Lawrenceberg, Indiana. In addition, the corporate segment includes interest expense related to the Company's corporate debt, special corporate charges and other income and expenses. Corporate expenses are net of charges to our subsidiaries for services provided by the corporate operations.

Segment operating information was as follows:

                                                                           Three months ended          Six months ended
                                                                                 June 30,                  June 30,
                                                                            ------------------         ------------------
                                                                            2000          1999         2000          1999
                                                                            ----          ----         ----          ----
                                                                                        (Dollars in millions)
Revenues:
   Insurance and fee-based segment:
     Insurance policy income:
       Annuities.....................................................    $   34.2       $   30.5     $    67.2       $   54.1
       Supplemental health...........................................       533.5          513.8       1,060.6        1,029.7
       Life..........................................................       236.3          223.5         459.6          443.1
       Individual and group major medical............................       229.7          217.5         458.8          427.2
       Other.........................................................        38.7           34.7          74.9           73.3
     Net investment income (a).......................................       500.1          550.5       1,043.4        1,064.5
     Fee revenue and other income (a)................................        35.1           32.2          65.9           59.4
     Net losses from sale of investments (a).........................      (118.2)         (22.9)       (153.5)         (21.9)
                                                                         --------       --------     ---------       --------

         Total insurance and fee-based segment revenues..............     1,489.4        1,579.8       3,076.9        3,129.4
                                                                         --------       --------     ---------       --------

   Finance segment:
     Net investment income:
       Interest-only securities (a)..................................        28.6           47.4          56.1           91.1
       Manufactured housing..........................................       109.3           22.4         191.4           41.4
       Mortgage services.............................................       154.8           25.5         284.4           46.5
       Consumer/credit card..........................................       108.0           44.5         204.4           77.8
       Commercial....................................................        62.4           29.0         115.3           49.0
       Other (a).....................................................        16.6           11.9          37.7           25.5
     Gain on sale:
       Securitization transactions:
         Manufactured housing........................................         -             93.5           -            210.2
         Mortgage services...........................................         -             63.9           -            138.0
         Consumer/credit card........................................         -              4.6           -              4.6
         Commercial..................................................         -             10.2           -             18.6
         Other.......................................................         -             (2.8)          -             (2.8)
       Other loan sales - mortgage services..........................         2.6            -             2.6            -
     Fee revenue and other income....................................        94.9           87.6         194.1          170.2
                                                                         --------       --------     ---------       --------

         Total finance segment revenues..............................       577.2          437.7       1,086.0          870.1
                                                                         --------       --------     ---------       --------

   Corporate:
     Net investment income...........................................        14.5           11.1          23.7           20.6
     Venture capital income (loss) related to investment in Tritel...      (101.9)           -             3.2            -
     Other...........................................................        (2.6)           (.1)         (2.6)           (.1)
                                                                         --------       --------     ---------       --------

         Total corporate segment revenues (losses)...................       (90.0)          11.0          24.3           20.5
                                                                         --------       --------     ---------      ---------

   Eliminations......................................................       (11.4)          (4.8)        (16.1)          (9.7)
                                                                         --------       --------      --------      ---------

         Total revenues..............................................     1,965.2        2,023.7       4,171.1        4,010.3
                                                                         --------       --------      --------      ---------

Expenses:
   Insurance and fee-based segment:
     Insurance policy benefits.......................................     1,019.2          920.5       2,086.7        1,810.2
     Amortization....................................................       213.6          152.4         382.1          303.0
     Interest expense................................................         5.0           16.6          10.0           28.4
     Other operating costs and expenses..............................       210.3          191.5         433.0          373.6
                                                                         --------       --------      --------      ---------

       Total insurance and fee-based segment expenses................     1,448.1        1,281.0       2,911.8        2,515.2
                                                                         --------       --------      --------      ---------

                                   (continued)

                         CONSECO, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              --------------------

                         (continued from previous page)

                                                                           Three months ended          Six months ended
                                                                                June 30,                   June 30,
                                                                            ------------------         ------------------
                                                                            2000          1999         2000          1999
                                                                            ----          ----         ----          ----
                                                                                        (Dollars in millions)

   Finance segment:
     Provision for losses............................................      84.1           27.2           142.7        48.5
     Interest expense................................................     266.9           69.6           471.4       124.2
     Special charges.................................................      63.4            -              63.4         -
     Impairment charges..............................................       9.6           71.6            12.1        83.8
     Other operating costs and expenses..............................     198.1          156.9           408.0       317.6
                                                                       --------       --------        --------    --------

       Total finance segment expenses................................     622.1          325.3         1,097.6       574.1
                                                                       --------       --------        --------    --------

   Corporate:
     Interest expense on corporate debt..............................      75.8           44.1           127.8        93.2
     Provision for losses............................................      68.6            -              92.0         -
     Special charges.................................................     263.8            -             263.8         -
     General corporate expenses, less charges to subsidiaries
       for services provided.........................................     (24.6)           4.6           (20.4)      (28.8)
                                                                       --------       --------        --------    --------

       Total corporate segment expenses..............................     383.6           48.7           463.2        64.4
                                                                       --------       --------        --------    --------

   Eliminations......................................................     (11.4)          (4.8)          (16.1)       (9.7)
                                                                       --------       --------        --------    --------

       Total expenses................................................   2,442.4        1,650.2         4,456.5     3,144.0
                                                                       --------       --------        --------    --------

Income (loss) before income taxes and minority interest:
     Insurance operations............................................      41.3          298.8           165.1       614.2
     Finance operations..............................................     (44.9)         112.4           (11.6)      296.0
     Corporate interest and other expenses...........................    (473.6)         (37.7)         (438.9)      (43.9)
                                                                       --------       --------        --------    --------

         Income (loss) before income taxes, minority interest
           and extraordinary charge..................................  $ (477.2)      $  373.5        $ (285.4)   $  866.3
                                                                       ========       ========        ========    ========

--------------------
(a) It is not practicable to provide additional components of revenue by product or service.

     STANDARD & POOR'S 500 INDEX CALL OPTIONS AND INTEREST RATE SWAP AGREEMENTS

     Our equity-indexed annuity products provide a guaranteed base rate of return and a higher potential return linked to the performance of the Standard & Poor's 500 Index ("S&P 500 Index"). We buy S&P 500 Call Options in an effort to hedge potential increases to policyholder benefits resulting from increases in the S&P 500 Index to which the product's return is linked. We include the cost of the S&P 500 Call Options in the pricing of these products. Policyholder account balances for these annuities fluctuate in relation to changes in the values of these options. We reflect changes in the value of these options in net investment income. During the first six months of 2000 and 1999, net investment income included $6.6 million and $84.4 million, respectively, related to these changes. Such investment income was substantially offset by increases to policyholder account balances. The value of the S&P 500 Call Options was $103.2 million at June 30, 2000. We classify such instruments as other invested assets. We defer the premiums paid to purchase the S&P 500 Call Options and amortize them to investment income over their terms. Such amortization was $59.9 million and $43.4 million during the first six months of 2000 and 1999, respectively. The unamortized premium of the S&P 500 Call Options was $66.7 million at June 30, 2000.
                                       15

                         CONSECO, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              --------------------

     We periodically use interest-rate swaps to hedge the interest rate risk associated with our borrowed capital. At June 30, 2000, we held instruments having an aggregate notional principal amount of $1.5 billion that effectively converted a portion of our fixed-rate borrowed capital into floating-rate instruments for specified periods of time. The agreements mature in various years through 2005 and have an average remaining life of 2.9 years (the average call date is 2.1 years). We record the difference between the rates as an adjustment to interest expense. During the first six months of 2000, interest expense was increased by $6.0 million as a result of these interest-rate swap agreements. At June 30, 2000, such agreements had a fair value of $(25.8) million, which is not recognized in the consolidated balance sheet because such agreements effectively hedge the interest rate risk associated with portions of the Company's fixed rate debt.

     During the second quarter of 2000, ratings agencies lowered their ratings on Conseco's debt (see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity of Conseco (parent company)"). These actions triggered requirements for Conseco to terminate several swap agreements, or provide cash collateral equal to the current fair value of certain swap agreements. We realized a $38.7 million net investment loss related to the termination of the swap agreements in the second quarter of 2000. In addition, Conseco provided $12.7 million of cash collateral related to certain other swap agreements.

     If the counterparties of these financial instruments fail to meet their obligations, Conseco may have to recognize a loss. Conseco limits its exposure to such a loss by diversifying among several counterparties believed to be strong and creditworthy. At June 30, 2000, all of the counterparties were rated "A" or higher by Standard & Poor's Corporation.

     GUARANTEES

     In conjunction with certain sales of finance receivables, we provided guarantees aggregating approximately $1.6 billion at June 30, 2000. We consider any potential payments related to these guarantees in the projected net cash flows used to determine the value of our interest-only securities. We believe the likelihood of a significant loss from such guarantees is remote.

     We have guaranteed bank loans totaling $570.2 million to approximately 170 directors, officers and key employees. The funds were used by the participants to purchase approximately 19.0 million shares of Conseco common stock in open market or negotiated transactions with independent parties. Such shares are held by the bank as collateral for the loans. During the second quarter of 2000, Conseco and certain participants in the stock purchase plan refinanced $144.4 million principal amount of the guaranteed bank loans. Conseco granted a security interest in most of its assets to secure the financing of such loans and for a new working capital facility (see "Changes in Corporate Notes Payable"). The bank loans we have guaranteed are scheduled to mature as follows:
$144.4 million on September 1, 2000 and $425.8 million on August 30, 2001. The Company is currently negotiating with various financial institutions to refinance or extend the maturity dates of these loans. At June 30, 2000, the guaranteed bank loans exceeded the value of the common stock collateralizing the loans by $385.3 million. All participants have agreed to indemnify Conseco for any loss incurred on their loans. In addition, Conseco has provided loans to participants for interest on the bank loans totaling $64.8 million. We regularly evaluate these guarantees and loans in light of the collateral and the creditworthiness of the participants. In the second quarter of 2000, we established an additional noncash provision of $68.6 million in connection with these guarantees and loans, which was included as a component of the provision for losses. At June 30, 2000, the total reserve for losses on the loan guarantees was $110.9 million (which was established as follows: $68.6 million ($44.6 million after income taxes) in the second quarter of 2000; $23.4 million ($14.7 million after income taxes) in the first quarter of 2000; and $18.9 million ($11.9 million after income taxes) in the fourth quarter of 1999).

     REINSURANCE

     The cost of reinsurance ceded totaled $141.2 million and $232.7 million in the first six months of 2000 and 1999, respectively. We deducted this cost from insurance policy income. Conseco is contingently liable for claims reinsured if the assuming company is unable to pay. Reinsurance recoveries netted against insurance policy benefits totaled $141.7 million and $229.1 million in the first six months of 2000 and 1999, respectively.

                         CONSECO, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              --------------------

     INCOME TAXES

     A reconciliation of the U.S. statutory corporate income tax rate to the effective rate reflected in the consolidated statement of operations is as follows:

                                                                                                      Six months ended
                                                                                                           June 30,
                                                                                                     -------------------
                                                                                                     2000           1999
                                                                                                     ----           ----

U.S. statutory corporate rate..................................................................     (35.0)%          35.0%
Nondeductible goodwill amortization............................................................       6.8             2.1
Other nondeductible expenses...................................................................       5.8               -
State taxes....................................................................................       1.4             2.2
Settlement of tax issues.......................................................................         -            (3.3)
Provision for tax issues and other.............................................................       9.5             (.8)
                                                                                                    -----            ----

       Effective tax rate......................................................................     (11.5)%          35.2%
                                                                                                    ======           ====

     CHANGES IN CORPORATE NOTES PAYABLE AND COMMERCIAL PAPER (EXCLUDING NOTES PAYABLE RELATED TO SECURITIZED FINANCE RECEIVABLES STRUCTURED AS COLLATERALIZED BORROWINGS)

     Notes payable and commercial paper (excluding notes payable related to securitized finance receivables structured as collateralized borrowings) were as follows (interest rates as of June 30, 2000):

                                                                                June 30,       December 31,
                                                                                  2000             1999
                                                                                  ----             ----
                                                                                   (Dollars in millions)

$2.266 billion bank credit facilities (6.91%)................................  $2,256.0           $1,032.0
$155 million collateralized bank credit facility (9.16%).....................     125.0                -
Commercial paper (6.52%).....................................................      51.7              898.4
Master repurchase agreements due on various dates in 2000 and
   2001 (7.89%)..............................................................   2,525.3            1,620.9
Credit facility collateralized by retained interests in securitizations due
   2001 (8.62%)..............................................................     525.0              499.0
Medium term notes due September 2002 and April 2003 (6.52%)..................     223.7              226.7
7.875% notes due December 2000...............................................     131.5              150.0
7.6% senior notes due 2001...................................................     118.9              118.9
6.4% notes due 2001 to 2003..................................................     800.0              800.0
8.5% notes due 2002..........................................................     450.0              450.0
10.25% senior subordinated notes due 2002....................................     193.6              193.6
Notes payable due 2003 (7.18%)...............................................     250.0              250.0
8.75% notes due 2004.........................................................     788.0                -
6.8% senior notes due 2005...................................................     250.0              250.0
9.0% notes due 2006..........................................................     550.0              550.0
Other........................................................................      94.2              146.6
                                                                               --------           --------

     Total principal amount..................................................   9,332.9            7,186.1
Unamortized net discount.....................................................      25.4               21.8
                                                                               --------           --------

     Total notes payable and commercial paper................................  $9,307.5           $7,164.3
                                                                               ========           ========

     Total allocated to:
       Corporate.............................................................  $3,628.4           $2,481.8
       Finance segment.......................................................   5,679.1            4,682.5
                                                                               --------           --------

         Total notes payable and commercial paper............................  $9,307.5           $7,164.3
                                                                               ========           ========

                         CONSECO, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              --------------------

     Our current bank credit facilities allow us to borrow up to $2.3 billion, of which $1.5 billion may be borrowed until 2003 and $.8 billion may be borrowed until September 22, 2000. Borrowings under these facilities averaged $1,332.0 million during the first six months of 2000, at a weighted average interest rate of 6.58 percent. At June 30, 2000, the available borrowings under our bank credit facilities were $40 million and we held approximately $450 million of cash at the parent company level. The credit facility requires us to maintain various financial ratios, as defined in the agreement, including: (i) a debt-to-total capitalization ratio less than .45:1 (such ratio was .43:1 at June 30, 2000); and (ii) an interest coverage ratio greater than 2.25:1 for the period October 1, 1999 through September 30, 2001 and greater than 2.50:1 thereafter (such ratio was 2.86:1 for the period ended June 30, 2000). Our current plans to restructure our finance operations could adversely affect such financial ratios.

     The interest rates on our bank credit facilities are based on a LIBOR rate plus a margin based on the credit rating of Conseco's senior unsecured notes. During the second quarter of 2000, rating agencies lowered their ratings on Conseco's senior unsecured debt (see "Management's Discussion and Analysis of Financial Condition and Results of Operations Liquidity of Conseco (parent company)"). Accordingly, the weighted average interest rates under these bank credit facilities increased .15 percent.

     During the second quarter of 2000, we entered into a collateralized bank credit facility which allows us to borrow up to $155 million until September 1, 2000. The interest rate on the new facility is based on LIBOR plus 2.5 percent. The proceeds from the credit facility were used to repay a similar credit facility entered into in April 2000. Conseco granted a collateral interest in most of its assets to secure the new credit facility and a portion of the loans to directors, officers and key employees, guaranteed by Conseco, related to the purchase of shares of Conseco common stock (see "Guarantees").

     The covenants of the collateralized bank credit facility and the guarantee related to the directors, officers and key employee loans limit additional collateralized debt of the Company to $50 million, excluding certain collateralized indebtedness (such as the collateralized finance segment indebtedness). This debt is due and is expected to be repaid or refinanced in September 2000.

     The parent company has debt and guarantees of approximately $1.4 billion which are expected to become due on or before September 30, 2000. See "Management's Discussion and Analysis of Financial Condition and Results of Operations Liquidity of Conseco (parent company)" for additional information on the alternatives the Company is exploring to meet these obligations and related risks.

     The covenants of certain of the Company's unsecured debt agreements generally limit the amount of collateralized debt the Company can incur, issue, assume or guarantee, without providing that existing indebtedness is similarly collateralized in terms of ranking, as long as the other indebtedness is collateralized. Such limit does not apply to certain excluded collateralized indebtedness (such as the collateralized finance segment indebtedness) and is equal to 10 percent of consolidated capitalization, as defined. At June 30, 2000, the most restrictive covenant related to collateralized indebtedness (excluding: (i) the aforementioned covenant related to the collateralized bank credit facility and Conseco guarantee; and (ii) $88 million of debt which provides that it will be collateralized equally with any collateralized debt) would have permitted additional collateralized indebtedness of approximately $400 million (excluding the $325 million of collateralized debt and guarantees outstanding at June 30, 2000).

     The credit facility collateralized by retained interests in securitizations requires the Company's finance subsidiary to maintain various financial ratios, as defined in the agreement, including: (i) an adjusted tangible net worth of at least $1.8 billion (such amount was $2.0 billion at June 30, 2000); (ii) a fixed charge coverage ratio of not less than 1.10:1.0 (such ratio was 1.11:1 at June 30, 2000); (iii) a debt to equity ratio of not more than 12.0:1.0 (such ratio was 9.0:1.0 at June 30, 2000); and (iv) a net worth equal to averaged managed receivables ratio of not less than .0375:1 (such ratio was .0393:1 at June 30, 2000). Our current plans to restructure our finance operations could adversely affect such financial ratios.

     In connection with the modification of certain master repurchase agreements and other transactions with Lehman described in the note entitled "Special Charges and Recent Events", Conseco Finance agreed that it will not pay dividends until 2001 and then pay such dividends only to the extent certain financial covenants are met. In addition, Conseco Finance agreed that without Lehman's consent, it will limit additional prepayments on the intercompany note payable to

                         CONSECO, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              --------------------

Conseco (with a balance of $2,210.8 million at June 30, 2000) to $50 million, as long as certain financing arrangements with Lehman remain outstanding.

     Borrowings under our commercial paper program averaged $678.2 million during the first six months of 2000, at a weighted average interest rate of 6.1 percent. The actions by rating agencies which occurred after March 31, 2000 (see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity of Conseco"), have affected our ability to issue commercial paper. Accordingly, we have curtailed its issuance in favor of borrowing under our bank credit facilities.

     On February 7, 2000, the Company completed the public offering of $800.0 million of 8.75 percent notes due February 9, 2004. The notes are unsecured and rank equally with all other unsecured senior indebtedness of Conseco. Proceeds from the offering of approximately $794.3 million (after underwriting discounts and estimated offering expenses) were used to repay outstanding indebtedness.

     Notes payable due 2003 bear interest at LIBOR plus .5 percent. Such notes are putable by the holder prior to the maturity date at a 1-to-3 percent discount to par. The notes and accrued interest thereon are secured by standby letters of credit, which expire on September 30, 2000.

     During the second quarter of 2000, we repurchased: (i) $18.5 million par value of the 7.875 percent notes due 2000 for $16.7 million; and (ii) $12 million par value of the 8.75 percent notes due 2004 for $8.7 million. We recognized an extraordinary gain of $3.2 million (net of income taxes of $1.7 million) related to these repurchases.

     At June 30, 2000, we had $5.7 billion in master repurchase agreements, commercial paper conduit facilities and other facilities with various banking and investment banking firms for the purpose of financing our consumer and commercial finance loan production. These facilities typically provide financing of a certain percentage of the underlying collateral and are subject to the availability of eligible collateral and, in many cases, the willingness of the banking firms to continue to provide financing. These agreements generally provide for annual terms, some of which are extended either quarterly or semi-annually by mutual agreement of the parties for an additional annual term based upon receipt of updated quarterly financial information. At June 30, 2000, we had borrowed $3.3 billion of the $5.7 billion available under such agreements.


     NOTES PAYABLE RELATED TO SECURITIZED FINANCE RECEIVABLES STRUCTURED AS COLLATERALIZED BORROWINGS

     Notes payable related to securitized finance receivables structured as collateralized borrowings were $9,136.4 million at June 30, 2000. The principal and interest on these notes are paid using the cash flows from the underlying finance receivables which serve as collateral for the notes. Accordingly, the timing of the principal payments on these notes is dependent on the payments received on the underlying finance receivables which back the notes. The average interest rate on these notes at June 30, 2000 was 8.0 percent.

     CHANGES IN MINORITY INTEREST

     In April 2000, the Company and the holder of the Redeemable Hybrid Income Overnight Shares ("RHINOS") agreed to the repurchase by the Company of the RHINOS at their $250 million par value. The Company recognized an extraordinary loss of $3.3 million (net of income taxes of $1.8 million) in the second quarter of 2000 related to the redemption.

     CHANGES IN PREFERRED STOCK

     On December 15, 1999, we issued $500.0 million (2.6 million shares) of Series F Common-Linked Convertible Preferred Stock (the "Series F Preferred Stock") to Thomas H. Lee Company and affiliated investors. The Series F Preferred Stock is convertible into Conseco common stock at a common equivalent rate of $19.25 per share. The Series F Preferred Stock pays a 4 percent dividend, of which an amount at least equal to the common dividend will be payable in
                                       19

                         CONSECO, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              --------------------

cash, and the remainder may be paid in additional Series F shares valued at $19.25 per share. The Series F Preferred Stock ranks senior to the common stock outstanding and has a liquidation preference of $192.50 per share plus all declared and unpaid dividends.

     In February 1999, we redeemed all $105.5 million (carrying value) of outstanding shares of Preferred Redeemable Increased Dividend Equity Securities, 7% PRIDES Convertible Preferred Stock ("PRIDES") in exchange for 5.9 million shares of Conseco common stock.

     CHANGES IN COMMON STOCK

     Changes in the number of shares of common stock outstanding were as follows:

                                                                                                      Six months ended
                                                                                                           June 30,
                                                                                                     -------------------
                                                                                                     2000           1999
                                                                                                     ----           ----
                                                                                                     (Shares in thousands)

Balance, beginning of period...................................................................    327,679        315,844
   Stock options exercised.....................................................................         65          4,718
   Issuance of shares..........................................................................        -            3,115
   Common shares converted from PRIDES.........................................................        -            5,904
   Settlement of forward contract and common stock acquired....................................     (4,246)        (2,900)
   Shares issued under employee benefit compensation plans.....................................      1,791             50
                                                                                                   -------        -------

Balance, end of period.........................................................................    325,289        326,731
                                                                                                   =======        =======


     On June 30, 1999, we sold 3.1 million shares of our common stock to an unaffiliated party (the "Buyer") at the then-current market value of $29.0625 per share. Simultaneous with the issuance of the common stock, we entered into a forward transaction with the Buyer to be settled at $29.0625 per share in a method of our choosing (i.e. cash settlement, transfer of net shares to or from the Buyer, or transfer of net cash to or from the Buyer). We settled the contract in March 2000 by repurchasing the shares held by the Buyer.

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

                         CONSECO, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              --------------------

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

     A total of forty-five suits have been filed against the Company in the United States District Court for the Southern District of Indiana. Nineteen of these cases are putative class actions on behalf of persons or entities that purchased the Company's common stock during alleged class periods that generally run from April 1999 through April 2000. Luisi v. Conseco, Inc., et al., Case No. IP00-C-0593-Y/S; Sechrist v. Conseco, Inc., et al., Case No. IP00-C-0585-Y/S; Klein v. Conseco, Inc., et al., Case No. IP00-C-0602-Y/S; Brody v. Conseco, Inc., et al., Case No. IP00-C-0609-Y/S; Dana v. Conseco, Inc., et al., Case No. IP00-C-0623-Y/S; Krim v. Conseco, Inc., et al., Case No. IP00-C-0631-Y/S; Nadaf
v. Conseco, Inc., et al., Case No. IP00-C-0628-Y/S; Greiner v. Conseco, Inc., et al., Case No. IP00-C-0639-Y/S (naming as a defendant only one officer/director); Sedgwick v. Conseco, Inc., et al., Case No. IP00-C-0657-Y/S; Irle v. Conseco, Inc., et al., Case No. IP00-C-0746-Y/S; Schwartz v. Conseco, Inc., et al., Case No. IP00-C-0770-Y/S; Leopold v. Conseco, Inc., et al., Case No. IP00-C-0843-Y/S; Slovacek v. Conseco, Inc., et al., Case No. IP00-C-0858-Y/S (naming as a defendant only one officer/director); Swei v. Conseco, Inc., et al., Case No. IP00-C-0839-Y/S (naming as a defendant only one officer/director); Nicholson v. Conseco, Inc., et al., Case No. IP00-C-0826-Y/S; Browne v. Conseco, Inc., et al., Case No. IP00-C-0897-Y/S; Chacharone v. Conseco, Inc., et al., Case No. IP00-C-0885-Y/S; Muhlenfeld v. Conseco, Inc., et al., Case No. IP00-C-0933-Y/S; Young v. Conseco, Inc., et al. (case number pending; originally filed in the United States District Court for the Eastern District Michigan, Case No. 00-72939, and now in the process of transferred by stipulation). Two cases are putative class actions on behalf of persons or entities that purchased the Company's bonds during the same alleged class periods. Waring v. Conseco, Inc., et al., Case No. IP00-C-0793-Y/S; Lutt v. Conseco, Inc., et al., Case No. IP00-C-0905-Y/S. Three cases are putative class actions on behalf of persons or entities that purchased or sold option contracts, not issued by the Company, on the Company's common stock during the same alleged class periods. Syndicated Fin. Servs., Inc. v. Conseco, Inc., et al., Case No. IP00-C-0795-Y/S (naming as a defendant only one officer/director); Joel Mandel v. Conseco, Inc., et al., Case No. IP00-C-0815-Y/S; Avi Mandel v. Conseco, Inc., et al., Case No. IP00-C-0884- Y/S. One case is a putative class action on behalf of persons or entities that purchased the Company's "Feline Pride" convertible preferred stock instruments during the same alleged class periods. Kelly v. Conseco, Inc., et al., Case No. IP00- C-0789-Y/S. With the four exceptions noted, in each of these twenty-five cases two former officers/directors of the Company are named as defendants. In each case, the plaintiffs assert claims under Section 10(b) and 20(a) of the Securities Exchange Act of 1934. In each case, plaintiffs allege that the Company and the individual defendants violated the federal securities laws by, among other things, making false and misleading statements about the current state and future prospects of Conseco Finance (particularly with respect to performance of certain loan portfolios of Conseco Finance) which allegedly rendered the Company's financial statements false and misleading. The Company believes that these lawsuits are without merit and intends to defend them vigorously. The ultimate outcome of these lawsuits cannot be predicted with certainty.

     Eleven of the cases in the United States District Court were filed as purported class actions on behalf of persons or entities that purchased preferred securities issued by various Conseco Financing Trusts, including Conseco Financing Trust V, Griffin v. Conseco, Inc., et al., Case No. IP00-C-0663-Y/S; Stifnagle v. Conseco, Inc., et al., Case No. IP00-C-0754- Y/S (Stifnagle also asserts claims regarding Conseco Financing Trust VII); Gastfriend v. Conseco, Inc., et al., Case No. IP00-C-0883-Y/S; Powers v. Conseco Financing Trust V, et al., Case No. IP00-C-0953-Y/S (also naming Conseco Financing Trusts VI and VII) (each of the preceding make allegations with respect to an August 24, 1998 offering for Conseco Financing Trust V); Gabora v. Conseco, Inc., et al., Case No. IP00-C-0852-Y/S (also naming Conseco Financing Trust VII, but containing allegations relating only to notes issued by the Company on October 18, 1999, unrelated to the Conseco Financing Trusts named); Schmidt v. Conseco, Inc., et al., Case No. IP00-C-0823-Y/S (also naming Conseco Financing Trust VII, but containing allegations relating only to Conseco Financing Trusts VI and VII), Conseco Financing Trust VI, Costello v. Conseco, Inc., et al., Case No. IP00-C-0705-Y/S (October 8, 1998 offering), and Conseco Financing Trust VII, Zinno v. Conseco, Inc., et al., Case No. IP00-C-0622-Y/S; Shapiro v. Conseco, Inc., et al., Case No. IP00-C-

                         CONSECO, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              --------------------

0650-Y/S; Kosseff v. Conseco, Inc., et al., Case No. IP00-C-0753-Y/S; Harris v. Conseco, Inc., et al., Case No. IP00-C- 0797-Y/S (August 26, 1999 offering). Each of these complaints names as defendants the Company, the relevant trust (except Shapiro and Kosseff), two former officers/directors of the Company, and underwriters for the particular issuance (except Shapiro). The Kosseff complaint also names an officer and all of the Company's directors at the time of issuance of the preferred stock by Conseco Financing Trust VII. In each case, plaintiffs assert claims under Section 11 and Section 15 of the Securities Act of 1933, and the Zinno, Shapiro, Stifnagle, Harris, Gabora, Gastfriend, Powers and Schmidt complaints also assert claims under Section 12(a)(2) of that Act. Gabora and Gastfriend also assert claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Powers also asserts a claim under Section 10(b) of that Act. In each case, plaintiffs allege that the defendants violated the federal securities laws by, among other things, making false and misleading statements, in Prospectuses and/or Registration Statements related to the issuance of preferred securities by the Trust involved, regarding the current state and future prospects of Conseco Finance (particularly with respect to performance of certain loan portfolios of Conseco Finance) which allegedly rendered the disclosure documents false and misleading. The Company also intends to defend these lawsuits vigorously. The ultimate outcome of these lawsuits cannot be predicted with certainty.

     Nine shareholder derivative suits have been filed in United States District Court. Rogney v. Decatur, et al., Case No. IP00-C-0655-Y/S; Fletcher v. Hilbert, et al., Case No. IP00-C-0693-Y/S; Gold v. Decatur, et al., Case No. IP00-C-0747-Y/S; Batcheldor v. Hilbert, Case No. IP00-C-0743-Y/S; Youssef v. Decatur, et al., Case No. IP00-C-0809-Y/S; Gintel v. Hilbert, Case No. IP00-C-0987-Y/S; Frankel v. Coss, et al. (case number pending; originally filed in the Evansville Division of United States District Court for the Southern District of Indiana, Case No. EV00-134-C-Y/H, and now in the process of transfer); Evans v. Hilbert, Case No. IP00-C-1019-Y/S; Marks v. Hilbert, Case No. IP00-C-0877-Y/S. The complaints name as defendants the current directors, certain former directors, certain non-director officers of the Company (in Fletcher), and, alleging aiding and abetting liability, certain banks which allegedly made loans in relation to the Company's "Stock Purchase Plan" (in Batcheldor, Gintel and Evans). The Company is also named as a nominal defendant in each complaint. Plaintiffs allege that the defendants breached their fiduciary duties by, among other things, intentionally disseminating false and misleading statements concerning the acquisition, performance and proposed sale of Conseco Finance, and engaged in corporate waste by causing the Company to guarantee loans that certain officers, directors and key employees of the Company used to purchase stock under the Stock Purchase Plan. Three similar cases have been filed in the Hamilton County Superior Court in Indiana. Schweitzer v. Hilbert, et al., Cause No. 29001-0004CP251; Evans v. Hilbert, et al., Cause No. 29001-0005CP308 (both Schweitzer and Evans name as defendants certain non-director officers); Gintel
v. Hilbert, et al., Cause No. 29003-0006CP393 (naming as defendants, and alleging aiding and abetting liability as to, banks which allegedly made loans in relation to the Stock Purchase Plan). The Company believes that these lawsuits are without merit and intends to defend them vigorously. The ultimate outcome of these lawsuits cannot be predicted with certainty.

     Conseco, Inc. and its subsidiaries, Conseco Services, LLC, Washington National Insurance Company and United Presidential Life Insurance Company are currently named defendants in a lawsuit filed in the Circuit Court of Claiborne County, Mississippi, Cause No. CV-99-0106, and captioned "Carla Beaugez, Lois Dearing, Lee Eaton and all other persons identified in the lawsuit v. Conseco, Inc., Conseco Services, Inc., Washington National Company, United Presidential Life Insurance Company and Larry Ratcliff." The claims of the eighty-seven plaintiffs arise out of allegedly wrongful increases of the cost of insurance and decrease in the credited interest rates on universal life policies issued to the plaintiffs by United Presidential Life. The plaintiffs asserted claims including negligent and intentional misrepresentation, fraudulent concealment, fraudulent inducement, common law fraud, and deceptive sales practices. Conseco believes this lawsuit is without merit and is defending it vigorously. The ultimate outcome of this lawsuit cannot be predicted with certainty.

     Conseco, Inc. and its subsidiaries, Conseco Life Insurance Company and Wabash Life Insurance Company, are currently named defendants in a certified nationwide class action lawsuit in the Superior Court for Santa Clara County (California, cause number CV768991) and captioned "John P. Dupell and the John
P. Dupell 1992 Insurance Trust vs. Massachusetts General Life Insurance Company; Life Partners Group, Inc., Wabash Life Insurance Company, Conseco, Inc., Donovan
R. Bolton, et al." The class, approximately 345,000 in number, consists of all persons who purchased universal life insurance policies from Conseco Life Insurance Company, formerly named Massachusetts General Life Insurance Company, between January 1, 1984 and July 23, 1999 (excluding policies where death benefits were paid). The claims involve the changing interest rate climate between the 1980s and the comparatively lower rates in the 1990s, and

                         CONSECO, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              --------------------

the resulting lower rates credited to universal life products. The plaintiffs asserted claims of fraud, breach of the covenant of good faith and fair dealing, negligence, negligent misrepresentation, unjust enrichment and related matters. Conseco believes this lawsuit is without merit. We intend to continue defending this action vigorously unless the current settlement discussions and procedures produce a satisfactory outcome. The ultimate outcome of this lawsuit cannot be predicted with certainty.

     Conseco Finance is a defendant in two arbitration proceedings in South Carolina (Lackey v. Green Tree Financial Corporation, n/k/a Conseco Finance Corp. and Bazzle v. Green Tree Financial Corporation, n/k/a Conseco Finance Corp.) where the arbitrator, over Conseco Finance's objection, allowed the plaintiffs to pursue purported class action claims in arbitration. The two purported arbitration classes consist of South Carolina residents who obtained real estate secured credit from Conseco Finance's Manufactured Housing Division (Lackey) and Home Improvement Division (Bazzle) in the early and mid 1990s, and did not receive a South Carolina specific disclosure form relating to selection of attorneys in connection with the credit transactions. The arbitrator, in separate awards issued on July 24, 2000, awarded a total of $26.8 million in penalties and attorneys' fees. Plaintiffs have filed motions in South Carolina courts to have the awards confirmed as judgments. Conseco Finance intends to vigorously challenge the awards and believes that the arbitrator erred by, among other things, conducting class action arbitrations without the authority to do so and misapplying South Carolina law when awarding the penalties. The ultimate outcome of these proceedings cannot be predicted with certainty.

     In addition, the Company and its subsidiaries are involved on an ongoing basis in other lawsuits related to their operations. Although the ultimate outcome of certain of such matters cannot be predicted, such lawsuits currently pending against the Company or its subsidiaries are not expected, individually or in the aggregate, to have a material adverse effect on the Company's consolidated financial condition, cash flows or results of operations.

     CONSOLIDATED STATEMENT OF CASH FLOWS

     The following disclosures supplement our consolidated statement of cash flows:

                                                                                                    Six months ended
                                                                                                        June 30,
                                                                                                    ------------------
                                                                                                    2000          1999
                                                                                                    ----          ----
                                                                                                   (Dollars in millions)
Cash flows from operating activities:
   Net income (loss)...........................................................................   $(327.3)       $ 501.1
   Adjustments to reconcile net income (loss) to net cash provided by operating activities:
       Gain on sale of finance receivables.....................................................      (2.6)        (368.6)
       Points and origination fees received....................................................       -            243.2
       Interest-only securities investment income..............................................     (56.1)         (91.5)
       Cash received from interest-only securities.............................................     126.5          234.1
       Servicing income........................................................................     (55.3)         (81.1)
       Cash received from servicing activities.................................................      63.2           86.1
       Provision for losses....................................................................     234.7           48.5
       Amortization and depreciation...........................................................     445.2          344.2
       Income taxes............................................................................     (95.0)         122.1
       Insurance liabilities...................................................................     347.0          149.3
       Accrual and amortization of investment income...........................................     (77.2)         (96.7)
       Deferral of cost of policies produced and purchased.....................................    (442.8)        (386.8)
       Impairment charges......................................................................      12.1           83.8
       Special charges.........................................................................     138.8            -
       Minority interest.......................................................................     115.0           93.0
       Net investment losses...................................................................     153.5           21.9
       Other...................................................................................     (60.8)        (105.3)
       Payment of taxes in settlement of prior years...........................................       -            (85.1)
                                                                                                  -------        -------

       Net cash provided by operating activities...............................................   $ 518.9        $ 712.2
                                                                                                 =======        =======

                         CONSECO, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              --------------------

                                                                                                       Six months ended
                                                                                                           June 30,
                                                                                                       ------------------
                                                                                                       2000          1999
                                                                                                       ----          ----
                                                                                                      (Dollars in millions)
Non-cash items not reflected in the consolidated statement of cash flows:
     Issuance of common stock under stock option and employee benefit plans.......................      $ -        $  2.1
     Issuance of convertible preferred shares.....................................................        4.1         -
     Issuance of warrants to Lehman...............................................................       48.1         -
     Issuance of warrants to General Electric Corporation.........................................       21.0         -
     Tax benefit related to the issuance of common stock under employee benefit plans.............        -          24.4
     Conversion of preferred stock into common stock..............................................        -         105.5

     SPECIAL CHARGES AND RECENT EVENTS

     During the second quarter of 2000, the Company incurred the following charges which are further described in the paragraphs which follow (dollars in millions):

Advisory fees and warrant paid and/or issued to Lehman and other investment banks................   $117.1
Exit from subprime automobile and bankcard business..............................................     58.5
Executive termination payment....................................................................     72.5
Chief Executive Officer signing payment..........................................................     45.0
Warrants granted to General Electric Company.....................................................     21.0
Other  ..........................................................................................     13.1
                                                                                                    ------

       Special charges before income tax benefit.................................................    327.2

Income tax benefit related to special charges....................................................    (98.6)
                                                                                                    ------

       Special charges, net of income tax benefit................................................   $228.6
                                                                                                    ======

     Lehman transactions

     In May 2000, we sold approximately $1.3 billion of finance receivables to Lehman and its affiliates for cash and a right to share in future profits from a subsequent sale or securitization of the assets sold. We paid a $25.0 million transaction fee to Lehman in conjunction with the sale, which was included in special charges. Such loans were sold to Lehman at a value which approximated net book value, less the fee paid to Lehman.

     During the second quarter of 2000, we repurchased approximately $.7 billion of the finance receivables sold to Lehman. These finance receivables were subsequently included in securitization transactions structured as financings. The cost of the finance receivables purchased from Lehman did not differ materially from the book value of the loans prior to their sale to Lehman.

     Lehman has also amended its master repurchase financing facilities with our finance operations to expand the types of assets financed. As partial consideration for the financing transaction, Lehman received a warrant, with a nominal exercise price, for five percent of the common stock of Conseco Finance. The warrant has a five-year term. After three years, the holder of the warrant or Conseco Finance may cause the warrant and any stock issued upon its exercise to be purchased for cash at an appraised value. Since the warrant permits cash settlement at fair value at the option of the holder of the warrant, it has been classified as a liability measured at fair value, with changes in its value reported in earnings. The warrant would be cancelled in certain circumstances in the event the holder thereof or an affiliate participates in a group that purchases Conseco Finance. The initial $48.1 million estimated value of the warrant was recognized as an expense during the second quarter of 2000.

                         CONSECO, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              --------------------

     We also paid Lehman $20.0 million in fees for its efforts to form an investor group to purchase Conseco Finance. In addition, the Company paid other investment banks and financial institutions $24.0 million in advisory fees related to the potential sale of Conseco Finance and consultation regarding various other transactions.

     In connection with the transaction with Lehman, the intercompany demand note from Conseco Finance to Conseco was replaced with a one-year term note and Conseco Finance repaid $450.0 million of this note. At June 30, 2000, the one-year term note had a balance of $2,210.8 million. Conseco Finance agreed that without Lehman's consent, it will limit additional prepayments on this note to $50 million, as long as certain financing arrangements with Lehman remain outstanding. In addition, Conseco Finance has agreed that it will not pay dividends until 2001 and then pay such dividends only to the extent certain financial covenants are met.

     In 1999, the parent company contributed certain assets then having a book value of approximately $300 million to a subsidiary of Conseco Finance in exchange for additional shares of Conseco Finance common stock. The stock of this subsidiary was distributed back to Conseco in 2000 concurrently with the Lehman transaction at book value.

     Exit from subprime automobile and bankcard business

     Late in the second quarter of 2000, we decided to terminate the operations of our subprime automobile financing and servicing companies. A binding sale agreement for the operation's finance receivables was entered into on June 28, 2000. In addition, the Company sold substantially all of its bankcard (Visa and Mastercard) portfolio. We recognized a net loss on these sales of $58.5 million.

     Executive Termination

     On April 28, 2000, Conseco and Stephen C. Hilbert, the Company's former Chairman and Chief Executive Officer, entered into an agreement pursuant to which Mr. Hilbert's employment was terminated. As contemplated by the terms of his employment agreement, Mr. Hilbert received: (i) $72.5 million (prior to required withholdings for taxes), an amount equal to five times his salary and the non-discretionary bonus amount (as defined in his employment agreement) for this year; less (ii) the amount due under a secured loan of $23 million, plus accrued interest, made to Mr. Hilbert on April 6, 2000. Mr. Hilbert also received the bonus of $3,375,000 payable under his employment agreement for the first quarter of 2000. Conseco agreed to continue to treat Mr. Hilbert as though he were an employee/participant for purposes of the guaranteed bank loans and the loans for interest on such loans pursuant to the stock purchase program. Conseco also entered into a consulting agreement with Mr. Hilbert pursuant to which Mr. Hilbert has agreed to provide consulting services up to an average of 25 hours per month for a period of three years. Mr. Hilbert also agreed not to compete with Conseco during the term of the consulting agreement. On April 27, 2000, Mr. Hilbert was granted options to purchase an aggregate of 2,000,000 shares of Conseco common stock at a price of $5.75 per share (the average of the high and low sales prices on the New York Stock Exchange on such date). The options expire on April 26, 2003.

     On April 28, 2000, Conseco and Rollin M. Dick, the Company's former Chief Financial Officer, entered into an agreement pursuant to which Mr. Dick's employment was terminated. As contemplated by the terms of his employment agreement, Conseco agreed to pay Mr. Dick his salary of $250,000 per year through December 31, 2001, and he also received the bonus of $187,500 payable under his employment agreement for the first quarter of 2000. Conseco also agreed to continue to treat Mr. Dick as though he were an employee/participant for purposes of the guaranteed bank loans and the loans for interest on such loans pursuant to the stock purchase program. Conseco also entered into a consulting agreement with Mr. Dick pursuant to which Mr. Dick has agreed to provide consulting services up to an average of 25 hours per month for a period of three years. Mr. Dick also agreed not to compete with Conseco during the term of the consulting agreement. On April 27, 2000, Mr. Dick was granted options to purchase an aggregate of 600,000 shares of Conseco common stock at a price of $5.75 per share. The options expire on April 26, 2003.

     Executive Hiring

     On June 28, 2000, the Company hired Gary C. Wendt as its Chief Executive Officer. Pursuant to the terms of his employment agreement, Mr. Wendt received a payment of $45 million (prior to required withholdings for taxes) and was

                         CONSECO, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              --------------------

granted options to purchase an aggregate of 10,000,000 shares of Conseco common stock at a price of $5.875 per share (the average of the high and low sales price on the New York Stock Exchange on the date on which the substantial terms of Mr. Wendt's employment were agreed to). The options vest over the next five years and expire on June 28, 2010. The Company also issued 3,200,000 shares of restricted stock to Mr. Wendt. The restrictions on the stock lapse if Mr. Wendt remains employed by Conseco through June 30, 2002, or upon a "change in control" of the Company. The value of the restricted shares ($18.8 million) will be recognized as an expense to the Company over the two year period ending June 30, 2002. Mr. Wendt is also being provided certain supplemental retirement, insurance and other benefits under the terms of his employment agreement.

     In conjunction with Mr. Wendt's hiring and his release from noncompete provisions of a prior agreement, the Company issued a warrant to a subsidiary of General Electric Company to purchase 10,500,000 shares of Conseco common stock at a purchase price of $5.75 per share. The estimated value of the warrant ($21.0 million) was recognized as a special charge in the second quarter of 2000.

                         CONSECO, INC. AND SUBSIDIARIES
                              --------------------

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     In this section, we review Conseco's consolidated results of operations for the three and six months ended June 30, 2000 and 1999, and significant changes in our consolidated financial condition. Please read this discussion in conjunction with the accompanying consolidated financial statements and notes.

     The parent company has debt and guarantees of approximately $1.4 billion which are expected to become due on or before September 30, 2000. Because of the time required to complete the sale of assets and other contemplated activities described in the paragraph which follows, extension of the Company's bank credit facilities will be required if the Company is to meet its September debt maturities. The Company is currently in discussions with its bank lenders and management is optimistic appropriate extensions can be negotiated. However, there can be no assurance that these negotiations will be successful, or as to the amount, maturity, cost or terms associated with any such extension. See "Liquidity of Conseco (parent company)."

     On July 27, 2000, we announced several courses of action with respect to Conseco Finance, as well as an asset disposition program with respect to certain non-strategic assets held at the parent company level, which are designed to allow us to reduce parent company debt over time. These actions with respect to Conseco Finance, include: (i) the sale, closing or runoff of five units (i.e., asset-based lending, vendor finance, bankcards, transportation and park construction); (ii) efforts to better utilize existing assets so as to increase cash; and (iii) cost savings and restructuring of ongoing businesses such as the streamlining of the field force in the manufactured housing and home equity lending divisions. The Company believes these contemplated actions offer better opportunities than the previously announced plan to explore the sale of Conseco Finance and are designed to provide a business model which will result in positive cash flow at Conseco Finance. In addition, we plan to sell certain non-strategic assets, such as our investment in the wireless communication company, Tritel, our interest in the riverboat casino in Lawrenceberg, Indiana, and our subprime auto loan portfolio. The Company believes the sale of non-strategic assets and the actions contemplated at Conseco Finance will generate cash proceeds of approximately $2.0 billion over the next 12 to 15 months. We are already well underway with these actions, and we have completed the sale of the bankcard business and our subprime auto loan portfolio, generating cash proceeds of over $300 million. However, no assurance can be provided as to the timing, proceeds, or other terms related to the possible disposition of assets, the timing or extent of the cost savings to be achieved, or the amount of the restructuring or other charges to be incurred with respect to these actions. Furthermore, the Company's ability to use cash generated from the actions being undertaken at Conseco Finance is substantially limited by restrictions in agreements with Lehman. In connection with the negotiations with our banks relating to the extension of the maturity dates of our debt, we are also engaged in discussions with Lehman concerning a modification of these restrictions and are optimistic an acceptable modification can be obtained. However, there can be no assurance that these negotiations will be successful, or as to the terms of any such modification. See the note entitled "Changes in Corporate Notes Payable and Commercial Paper."

     Consolidated results and analysis

     The net loss of $404.7 million in the second quarter of 2000, or $1.25 per diluted share, included: (i) net investment losses (including related costs, amortization and taxes) of $71.3 million, or 22 cents per share; (ii) special and impairment charges of $304.7 million, or 94 cents per share; and (iii) an extraordinary charge (net of taxes) of $.1 million, or nil cents per share, related to the early retirement of debt. Net income of $213.3 million in the second quarter of 1999, or 64 cents per diluted share, included: (i) net investment losses of $18.8 million, or 6 cents per share; and (ii) an impairment charge of $45.1 million, or 14 cents per share, to reduce the value of interest-only securities and servicing rights. The aforementioned special and impairment charges are explained in more detail in the notes to the accompanying consolidated financial statements.

     The net loss of $327.3 million in the first six months of 2000, or $1.02 per diluted share, included: (i) net investment losses (including related costs, amortization and taxes) of $84.6 million, or 26 cents per share; (ii) special and impairment charges of $321.0 million, or 98 cents per share; and (iii) an extraordinary charge (net of taxes) of $.1 million, or nil cents per share, related to the early retirement of debt. Net income of $501.1 million in the first six months of 1999, or $1.51 per diluted share, included: (i) net investment losses of $24.7 million, or 8 cents per share; and (ii) an impairment charge of $52.8 million, or 16 cents per share, to reduce the value of interest-only securities and servicing rights. The aforementioned special and impairment charges are explained in more detail in the notes to the accompanying consolidated financial statements.

     Total revenues in the second quarters of 2000 and 1999 included net investment losses of $118.2 million and $22.9 million, respectively. Excluding net investment losses, total revenues were $2,083.4 million in the second quarter of 2000, up 1.8 percent from $2,046.6 million in the second quarter of 1999. Total revenues in the first six months of 2000 and

                         CONSECO, INC. AND SUBSIDIARIES
                              --------------------

1999 included net investment losses of $153.5 million and $21.9 million, respectively. Excluding net investment losses, total revenues were $4,324.6 million in the first six months of 2000, up 7.3 percent from $4,032.2 million in the first six months of 1999.

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

     Results of operations by segment for the three and six months ended June 30, 2000 and 1999

     The following tables and narratives summarize our results by segment.

                                                                      Three months ended          Six months ended
                                                                            June 30,                  June 30,
                                                                       ------------------         ------------------
                                                                       2000          1999         2000          1999
                                                                       ----          ----         ----          ----
                                                                                        (Dollars in millions)
Operating earnings (loss):
   Operating income of segments before income taxes and
     minority interest:
       Insurance and fee-based operations............................   $ 150.5         $327.8         $ 295.3       $  652.2
       Finance operations............................................      28.1          184.0            63.9          379.8
                                                                        -------         ------         -------       --------

           Subtotal for: (i) insurance and fee-based operations; and
              (ii) finance operations................................     178.6          511.8           359.2        1,032.0
                                                                        -------         ------         -------       --------

       Corporate operations:
         Venture capital income (loss) related to investment in
           Tritel, net of amortization and other expenses............     (75.5)           -                .6            -
         Interest expense on corporate debt..........................     (75.8)         (44.1)         (127.8)         (93.2)
         Other, net..................................................      10.1            6.4            44.1           49.3
                                                                        -------         ------         -------       --------

           Subtotal for corporate operations.........................    (141.2)         (37.7)          (83.1)         (43.9)
                                                                        -------         ------         -------       --------

           Operating income before income taxes and
              minority interest......................................      37.4          474.1           276.1          988.1

   Income taxes related to operating income..........................      30.3          166.6           123.0          349.0
                                                                        -------         ------         -------       --------

           Operating income before minority interest.................       7.1          307.5           153.1          639.1

   Minority interest.................................................      35.7           30.3            74.7           60.5
                                                                        -------         ------         -------       --------

           Operating earnings (loss).................................     (28.6)         277.2            78.4          578.6

Nonoperating items:
   Net investment losses, net of tax and other items.................     (71.3)         (18.8)          (84.6)         (24.7)
   Special and impairment charges, net of taxes......................    (304.7)         (45.1)         (321.0)         (52.8)
   Extraordinary charge, net of taxes................................       (.1)           -               (.1)           -
                                                                        -------         ------         -------       --------

           Net income (loss).........................................   $(404.7)        $213.3         $(327.3)      $  501.1
                                                                        =======         ======         =======       ========

                         CONSECO, INC. AND SUBSIDIARIES
                              --------------------

Insurance and fee-based operations

                                                                            Three months ended          Six months ended
                                                                                 June 30,                  June 30,
                                                                            -------------------        ------------------
                                                                            2000          1999         2000          1999
                                                                            ----          ----         ----          ----
                                                                                        (Dollars in millions)
Premiums and asset accumulation product collections:
   Annuities...........................................................  $  633.6     $  772.3       $1,279.2      $1,283.3
   Supplemental health.................................................     574.5        553.2        1,160.7       1,108.9
   Life................................................................     245.0        224.5          487.2         466.1
   Individual and group major medical..................................     240.2        206.9          473.7         416.0
   Mutual funds........................................................     143.1         82.8          432.7         165.0
                                                                         --------     --------       --------      --------

       Total premiums and asset accumulation product collections.......  $1,836.4     $1,839.7       $3,833.5      $3,439.3
                                                                         ========     ========       ========      ========

Average liabilities for insurance and asset accumulation products:
   Annuities:
     Mortality based................................................... $   451.1    $   691.5      $   453.5    $    689.3
     Equity-linked.....................................................   2,562.2      1,581.1        2,483.5       1,485.8
     Deposit based.....................................................   9,812.2     10,856.5       10,022.9      10,949.2
   Separate accounts and investment trust liabilities..................   2,718.5      1,622.5        2,588.7       1,546.8
   Health..............................................................   5,220.4      4,711.4        5,151.3       4,706.7
   Life:
     Interest sensitive................................................   4,269.8      4,076.2        4,257.5       4,103.9
     Non-interest sensitive............................................   2,703.7      2,855.3        2,716.8       2,846.8
                                                                        ---------    ---------      ---------    ----------

       Total average liabilities for insurance and asset
         accumulation products, net of reinsurance ceded............... $27,737.9    $26,394.5      $27,674.2     $26,328.5
                                                                        =========    =========      =========     =========

Revenues:
   Insurance policy income............................................. $ 1,072.4    $ 1,020.0      $ 2,121.1     $ 2,027.4
   Net investment income:
     General account invested assets...................................     489.3        506.1          994.2         993.9
     Equity-indexed products based on S&P 500 Index....................     (16.1)        50.8            6.6          84.4
     Amortization of cost of S&P 500 Call Options......................     (31.1)       (23.3)         (59.9)        (43.4)
     Separate account assets...........................................      58.0         16.9          102.5          29.6
   Fee revenue and other income........................................      35.1         32.2           65.9          59.4
                                                                        ---------    ---------      ---------     ---------

       Total revenues (a)..............................................   1,607.6      1,602.7        3,230.4       3,151.3
                                                                        ---------    ---------      ---------     ---------

Expenses:
   Insurance policy benefits...........................................     832.5        681.0        1,664.2       1,350.6
   Amounts added to policyholder account balances:
     Annuity products other than those listed below....................     151.2        173.4          319.1         347.5
     Equity-indexed products based on S&P 500 Index....................     (22.5)        49.2             .9          82.5
     Separate account liabilities......................................      58.0         16.9          102.5          29.6
   Amortization related to operations..................................     222.6        146.3          405.4         286.9
   Interest expense on investment borrowings...........................       5.0         16.6           10.0          28.4
   Other operating costs and expenses..................................     210.3        191.5          433.0         373.6
                                                                        ---------    ---------      ---------     ---------

       Total benefits and expenses (a).................................   1,457.1      1,274.9        2,935.1       2,499.1
                                                                        ---------    ---------      ----------    ----------

       Operating income before income taxes and minority interest......     150.5        327.8          295.3         652.2

Net investment losses, including related costs and
   amortization........................................................    (109.2)       (29.0)        (130.2)        (38.0)
                                                                        ---------    ---------      ---------     ---------

       Income before income taxes and minority interest................ $    41.3    $   298.8      $   165.1     $   614.2
                                                                        =========    =========      =========     =========

                         CONSECO, INC. AND SUBSIDIARIES
                              --------------------

                         (continued from previous page)

                                                                           Three months ended          Six months ended
                                                                                 June 30,                  June 30,
                                                                            ------------------         ------------------
                                                                            2000          1999         2000          1999
                                                                            ----          ----         ----          ----
                                                                                        (Dollars in millions)
Ratios:
   Investment income,  net of interest  credited on annuities and universal life products and interest expense on investment borrowings,  as a percentage of average liabilities for
     insurance and asset accumulation products (b)...................      4.72%          4.71%           4.75%       4.57%
   Operating costs and expenses (excluding amortization of cost of policies produced and cost of policies purchased) as a
     percentage of average liabilities for insurance and asset
     accumulation products...........................................      2.96%          2.92%           3.06%       2.90%

Health loss ratios:
   All health lines:
     Insurance policy benefits.......................................    $652.6         $514.9        $1,287.2     1,018.0
     Loss ratio......................................................     81.49%         67.07%          80.63%      66.38%

   Medicare Supplement:
     Insurance policy benefits.......................................    $170.5         $162.4          $351.1      $321.6
     Loss ratio......................................................     72.21%         68.76%          74.59%      68.68%

   Long-Term Care:
     Insurance policy benefits.......................................    $191.8         $119.6          $343.6      $235.1
     Loss ratio......................................................     94.15%         65.22%          85.17%      63.33%

   Specified Disease:
     Insurance policy benefits.......................................     $64.4          $55.0          $141.9      $110.9
     Loss ratio......................................................     68.75%         58.28%          76.07%      58.30%

   Major Medical:
     Insurance policy benefits.......................................    $193.2         $152.6          $390.7      $300.5
     Loss ratio......................................................     84.84%         71.30%          86.09%      71.46%

   Other:
     Insurance policy benefits.......................................     $32.7          $25.3           $59.9       $49.9
     Loss ratio......................................................     84.40%         73.16%          79.95%      68.08%

----------
(a) Revenues exclude net investment gains (losses); benefits and expenses exclude amortization related to realized gains.
(b) Investment income includes income from general account assets only. Average insurance liabilities exclude liabilities related to separate accounts, investment trust and reinsurance ceded.

     Premiums and asset accumulation product collections were $1.8 billion in the second quarter of 2000, down .2 percent from 1999. Premiums and asset accumulation product collections were $3.8 billion in the first six months of 2000, up 11 percent over 1999. Recent rating actions have adversely affected the marketing of our insurance products. See "Premium and Asset Accumulation Product Collections" for further analysis.

     Average liabilities for insurance and asset accumulation products, net of reinsurance receivables, were $27.7 billion in the second quarter of 2000, up
5.1 percent over 1999. Average liabilities for insurance and asset accumulation products, net of reinsurance receivables, were $27.7 billion in the first six months of 2000, up 5.1 percent over 1999.

                         CONSECO, INC. AND SUBSIDIARIES
                              --------------------

     Insurance policy income is comprised of: (i) premiums earned on policies which provide mortality or morbidity coverage; and (ii) fees and other charges made against other policies. See "Premium and Asset Accumulation Product Collections" for further analysis.

     Net investment income on general account invested assets (which excludes income on separate account assets related to variable annuities; and the income
(loss), cost and change in the fair value of S&P 500 Call Options related to equity- indexed products) was $489.3 million in the second quarter of 2000, down
3.3 percent from the same period in 1999 and was $994.2 million in the first six months of 2000, virtually equal with the same period in 1999. The average balance of general account invested assets in the second quarter of 2000 was comparable to the same period in 1999. The yield on these assets was 7.4 percent in 2000 and 7.7 percent in 1999. The average balance of general account invested assets increased by 1.4 percent in the first six months of 2000 to $26.4 billion compared to the same period in 1999. The yield on these assets decreased by .2 percentage points to 7.4 percent during the first six months of 2000.

     Net investment income related to equity-indexed products based on the S&P 500 Index is substantially offset by a corresponding charge to amounts added to policyholder account balances for equity-indexed products. Such income and related charge fluctuated based on the policyholder account balances subject to this provision and the performance of the S&P 500 Index to which the returns on such products are linked. During the second quarter of 2000, we recorded losses from the S&P 500 Options of $16.1 million and deducted amounts from policyholders' account balances of the equity- indexed products of $22.5 million. During the first six months of 2000, we recorded income from the S&P 500 Options of $6.6 million and added amounts to policyholders' account balances of the equity-indexed products of $.9 million.

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

     Insurance policy benefits increased in the first six months of 2000 as a result of the factors summarized in the explanations for loss ratio fluctuations related to specific products which follows.

     Loss ratios for Medicare supplement products increased in 2000 for the following reasons: (i) our year end reserves developed adversely; (ii) the mix of our Medicare supplement business in 2000 includes a higher percent of less profitable standard Medicare supplement policies than the prior year (and a lower percent of more profitable nonstandard policies that we are no longer able to offer to new policyholders); and (iii) Medicare supplement business has recently experienced higher persistency among older blocks of business. While the Company benefits from the additional profits earned on the larger blocks of business, the loss ratio will generally increase since the older policies have higher claim costs. Governmental regulations generally require us to attain and maintain a loss ratio, after three years, of not less than 65 percent.

     The loss ratios for long-term care products increased in 2000, reflecting:
(i) unfavorable claims experience; (ii) refinements made to the reserve estimation process; and (iii) the effects of the asset accumulation phase of these products. The net cash flows from our long-term care products generally result in the accumulation of amounts in the early years of a policy (accounted for as reserve increases) which will be paid out as benefits in later policy years (accounted for as reserve decreases). Accordingly, during the asset accumulation phase of these policies, the loss ratio will increase, but the increase in the change in reserve will be partially offset by investment income earned on the assets which have

                         CONSECO, INC. AND SUBSIDIARIES
                              --------------------

accumulated. In order to improve the profitability of the long-term care product line, we are currently selling products with higher margins and we have continued to apply for appropriate rate increases on older blocks of business. As a result of recent unfavorable claim experience in our long-term care insurance lines, we closely reviewed our reserving methodologies. Certain changes in estimates were made that adversely affected the loss ratio in the second quarter of 2000.

     The 2000 loss ratios for our specified disease policies reflect refinements we made to the reserve estimation process during the first quarter of 2000 and changes in estimates of period end claim liabilities.

     The 2000 loss ratios for major medical policies reflects unfavorable claims experience. We plan to increase our sales focus on the individual major medical product lines while decreasing our group blocks of business. Since individual products are expected to be more profitable than group products, this change should support our efforts to improve profitability. In addition, we are also raising rates on certain products and exiting certain product lines and states.

     The loss ratios on other products fluctuate due to the smaller size of these blocks of business. While the increase in the second quarter of 2000 reflects worse than expected experience, the loss ratios on this business over longer periods of time have generally been within our expectations.

     Amounts added to policyholder account balances for annuity products decreased by 13 percent in the second quarter of 2000 to $151.2 million and decreased by 8.2 percent in the first six months of 2000 to $319.1 million, primarily due to a smaller block of this type of annuity business in force, on the average, in the first six months of 2000. In addition, the average crediting rate on these annuities decreased slightly. The weighted average crediting rate for these annuity liabilities was 4.5 percent and 4.6 percent in the first six months of 2000 and 1999, respectively.

     Amortization related to operations includes amortization of: (i) the cost of policies produced; (ii) the cost of policies purchased; and (iii) goodwill. Amortization has increased in relationship to the total account balances subject to amortization. In addition, amortization increased in the second quarter of 2000 as a result of adjustments to the surrender and lapse assumptions to reflect our current estimate of future experience related to certain blocks of business.

     Interest expense on investment borrowings decreased along with our investment borrowing activities. Investment borrowings averaged approximately $369.3 million during the first six months of 2000 compared to $1,111.9 million during the same period of 1999. Borrowing rates increased 30 basis points to 5.4 percent during the first six months of 2000.

     Other operating costs and expenses increased in 2000 primarily as a result of our increased business and marketing initiatives. Such increased expenses are consistent with the increase in the ratio of operating expenses (excluding amortization of cost of policies produced and cost of policies purchased) as a percentage of average liabilities for insurance and asset accumulation products (3.06 percent for the six months ended June 30, 2000, compared to 2.90 percent for the same period in 1999).

     Net investment gains (losses), including related costs and amortization, fluctuate from period to period. During the first six months of 2000, we recorded $68.2 million of writedowns of fixed maturity securities and other invested assets as a result of conditions which caused us to conclude a decline in fair value of the investment was other than temporary. In addition, as described in the note to the consolidated financial statements entitled "Standard & Poor's 500 Index Call Options and Interest Rate Swap Agreements" we realized a $38.7 million loss related to the termination of certain swap agreements during the first six months of 2000.

     When we sell securities at a gain (loss) and reinvest the proceeds at a different yield, we increase (reduce) the amortization of cost of policies purchased and cost of policies produced in order to reflect the change in future yields. Sales of fixed maturity investments resulted in a reduction in the amortization of the cost of policies purchased and the cost of policies produced of $9.0 million and $23.3 million in the second quarter of 2000 and the first six months of 2000, respectively, and resulted in additional amortization of $6.1 million and $16.1 million in the second quarter of 1999 and the first six months of 1999, respectively.
                                       32

                         CONSECO, INC. AND SUBSIDIARIES
                              --------------------

Finance operations

                                                                           Three months ended            Six months ended
                                                                                 June 30,                    June 30,
                                                                            ------------------           ------------------
                                                                            2000          1999           2000          1999
                                                                            ----          ----           ----          ----
                                                                                        (Dollars in millions)
Contract originations:
   Manufactured housing...............................................   $ 1,478.7   $ 1,983.6       $ 2,662.4      $ 3,394.7
   Mortgage services..................................................     1,471.1     1,931.7         3,015.3        3,369.3
   Consumer/credit card...............................................     1,066.4       742.6         1,840.9        1,281.2
   Commercial.........................................................     1,404.1     2,152.0         2,910.8        4,138.9
                                                                         ---------   ---------       ---------      ---------

     Total............................................................   $ 5,420.3   $ 6,809.9       $10,429.4      $12,184.1
                                                                         =========   =========       =========      =========

Sales of finance receivables:
   Manufactured housing...............................................   $   597.8   $ 1,681.1       $   597.8      $ 3,481.1
   Home equity/home improvement.......................................       824.0     1,687.7           824.0        2,648.8
   Consumer/equipment.................................................         -         600.0             -            600.0
   Commercial and retail revolving credit.............................       409.0        92.5           409.0           92.5
   Retained bonds.....................................................         -        (348.2)            -           (371.4)
                                                                         ---------   ---------       ---------      ---------

     Total............................................................   $ 1,830.8   $ 3,713.1       $ 1,830.8      $ 6,451.0
                                                                         =========   =========       =========      =========

Managed receivables (average):
   Manufactured housing...............................................   $25,518.4   $22,362.8       $25,198.3      $21,905.1
   Mortgage services..................................................    13,340.2     9,725.0        12,962.4        9,205.3
   Consumer/credit card...............................................     3,971.6     3,101.0         3,924.2        3,044.7
   Commercial.........................................................     5,043.2     5,551.5         5,082.4        5,336.4
                                                                         ---------   ---------       ---------      ---------

     Total............................................................   $47,873.4   $40,740.3       $47,167.3      $39,491.5
                                                                         =========   =========       =========      =========

Revenues:
   Net investment income:
     Finance receivables and other....................................   $   451.1   $   133.3       $   833.2      $   240.2
     Interest-only securities.........................................        28.6        47.4            56.1           91.1
   Gain on sale:
     Securitization transactions......................................         -         169.4             -            368.6
     Whole-loan sales.................................................         2.6         -               2.6            -
   Fee revenue and other income.......................................        94.9        87.6           194.1          170.2
                                                                         ---------   ---------       ---------      ---------

     Total revenues...................................................       577.2       437.7         1,086.0          870.1
                                                                         ---------   ---------       ---------      ---------

Expenses:
   Provision for losses...............................................        84.1        27.2           142.7           48.5
   Finance interest expense...........................................       266.9        69.6           471.4          124.2
   Other operating costs and expenses.................................       198.1       156.9           408.0          317.6
                                                                         ---------   ---------       ---------      ---------

     Total expenses...................................................       549.1       253.7         1,022.1          490.3
                                                                         ---------   ---------       ---------      ---------

     Operating income before special charges, impairment charges
       and income taxes...............................................        28.1       184.0            63.9          379.8

Special charges.......................................................        63.4         -              63.4            -
Impairment charges....................................................         9.6        71.6            12.1           83.8
                                                                         ---------   ---------       ---------      ---------

     Income (loss) before income taxes................................   $   (44.9)  $   112.4       $   (11.6)     $   296.0
                                                                         =========   =========       =========      =========

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

     On September 8, 1999, we announced that we would no longer structure our securitizations in a manner that results in recording a sale of the loans. Instead, new securitization transactions after that date are being structured to include provisions that entitle the Company to repurchase assets transferred to the special purpose entity when the aggregate unpaid principal balance reaches a specified level. Until these assets are repurchased, however, the assets are the property of the special purpose entity and are not available to satisfy the claims of creditors of the Company. Pursuant to SFAS 125, such securitization transactions are accounted for as secured borrowings whereby the loans and securitization debt remain on the consolidated balance sheet, rather than as sales.

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

     After the March 31, 2000 announcement that we planned to explore the sale of Conseco Finance and other events described elsewhere herein, it was difficult to complete new public securitization transactions for a period of time. However, these markets eventually became available to the Company. During the second quarter of 2000, we completed five transactions, securitizing over $2.5 billion of finance receivables. In May 2000, we sold $1.3 billion of finance receivables to Lehman. The proceeds from such sale were used to repay various warehouse credit lines, creating increased warehousing capacity for Conseco Finance. Lehman also amended its repurchase and other financing facilities with Conseco Finance to expand the types of assets financed. See the note to the accompanying consolidated financial statements entitled "Special Charges and Recent Events" for a further description of the transactions with Lehman. We continue to be able to finance loans through: (i) our warehouse and bank credit facilities; (ii) the sale of securities through securitization transactions; and
(iii) whole-loan sales.

     Loan originations in the second quarter of 2000 were $5.4 billion, down 20 percent from 1999. Loan originations in the first six months of 2000 were $10.4 billion, down 14 percent over 1999. We believe there are several factors which contribute to the decrease in loan originations during the second quarter of 2000. General levels of interest rates have increased, which has resulted in a decrease in the demand for certain finance products. Sales of manufactured housing have also decreased recently. The Company has also limited the origination of certain loans, reflecting the cost and the limitations of our capital and efforts to control our growth.

     Manufactured housing loan originations decreased by $504.9 million, or 25 percent, in the second quarter of 2000 and by $732.3 million, or 22 percent, during the first six months of 2000. The decrease was primarily due to a decrease in the number of contracts written, which is consistent with the decrease in sales of manufactured housing during the second quarter of 2000.

     Mortgage services loan originations decreased by $460.6 million, or 24 percent, in the second quarter of 2000 and by $354.0 million, or 11 percent, during the first six months of 2000. The decrease was primarily due to a decrease in the number of contracts written, which is generally consistent with the reduced demand for these products in the rising interest rate environment.

     Consumer/credit card loan originations increased by $323.8 million, or 44 percent, in the second quarter of 2000 and by $559.7 million, or 44 percent, during the first six months of 2000. The increase is primarily the result of our successful marketing efforts, including a number of new private label credit card relationships with large retailers. During the second quarter of 2000, we entered into an agreement to sell our bankcard portfolio, which accounted for $203 million of our originations during the six months ended June 30, 2000.

                         CONSECO, INC. AND SUBSIDIARIES
                              --------------------

     Commercial loan originations decreased by $747.9 million, or 35 percent, in the second quarter of 2000 and by $1,228.1 million, or 30 percent, during the first six months of 2000. The decrease primarily reflects the sale of certain commercial lines in September 1999, and our decision in early 2000 to significantly limit additional transportation and certain other commercial loans.

     Sales of finance receivables decreased as a result of the change in the structure of our securitizations. The sales in the second quarter of 2000 include the previously described sale of finance receivables to Lehman and the sale of our bankcard portfolio.

     Managed receivables include finance receivables transferred to special purpose entities in securitization transactions (whether accounted for as sales or on the portfolio method) and finance receivables recorded on our consolidated balance sheet that have not been securitized. Average managed receivables increased to $47.9 billion in the second quarter of 2000, up 18 percent over 1999, and to $47.2 billion in the first six months of 2000, up 19 percent over the same period in 1999.

     Net investment income on finance receivables and other consists of: (i) interest earned on finance receivables; and (ii) interest income on short-term and other investments. Such income increased by 238 percent, to $451.1 million, in the second quarter of 2000 and by 247 percent, to $833.2 million, in the first six months of 2000, consistent with the increase in average on-balance sheet finance receivables. The weighted average yields earned on finance receivables and other investments were 13.0 percent and 11.0 percent during the second quarters of 2000 and 1999, respectively, and such weighted average yields were 13.0 percent and 11.3 percent during the first six months of 2000 and 1999, respectively. As a result of the change in the structure of our securitizations, future interest earned on finance receivables should increase as our average on-balance sheet finance receivables increase.

     Net investment income on interest-only securities is the accretion recognized on the interest-only securities we retain after we sell finance receivables. Such income decreased by 40 percent, to $28.6 million, in the second quarter of 2000 and by 38 percent, to $56.1 million, in the first six months of 2000. The decrease is consistent with the change in the average balance of interest-only securities. The weighted average yields earned on interest-only securities were 12.5 percent and 13.7 percent during the first six months of 2000 and 1999, respectively. As a result of the change in the structure of our securitizations, we will account for future securitizations as secured borrowings and we will not recognize gain-on-sale revenue or additions to interest-only securities from such transactions. Accordingly, future investment income accreted on the interest-only security will decrease, as cash remittances from the prior gain-on-sale securitizations reduce the interest-only security balances. The balance of the interest-only securities was reduced by $533.8 million during 1999 (of which only $83.2 million was incurred in the first six months of 1999) due to an impairment charge which will cause a reduction in interest income accreted to this security in future years. We regularly analyze future expected cash flows from this security to determine the appropriate interest accretion rate. If we determine that this rate should be lower, investment income accreted on the interest-only security will decrease in future periods.

     Gain on sale related to securitization transactions were nil in the 2000 periods, reflecting our decision to no longer structure our securitizations as sales. Our new securitizations are being structured as secured borrowings and no gain on sale is recognized. The gain recognized for our previous securitizations fluctuated when changes occurred in: (i) the amount of loans sold; (ii) market conditions (such as the market interest rates available on securities sold in these securitizations); (iii) the amount and type of interest we retained in the receivables sold; and (iv) assumptions used to calculate the gain.

     Conditions in the credit markets have frequently resulted in less-attractive pricing of certain lower-rated securities in our securitization structures. As a result, we have chosen to hold rather than sell some of the securities in the securitization trusts, particularly securities having corporate guarantee provisions. Prior to our September 8, 1999, announcement, the securities that we hold were treated as retained interests in the securitization trusts. We recognized no gain on the portion of the assets related to such securities, but we expect to recognize greater interest income, net of related interest expense, over the term we hold them. At June 30, 2000, we held $468.9 million of such securities which are classified as actively managed fixed maturities.

     Gain on whole-loan sales totaled $2.6 million during the second quarter of 2000. During the second quarter of 2000, we sold approximately $1.3 billion of finance receivables to Lehman for cash and a right to share in future profits from a

                         CONSECO, INC. AND SUBSIDIARIES
                              --------------------

subsequent sale or securitization of the assets sold. We paid a $25.0 million transaction fee to Lehman in conjunction with the sale which was included in special charges. Such loans were sold to Lehman at a value which approximated net book value, less the fee paid to Lehman. Gain on whole-loan sales excludes the gain realized on the sale of our bankcard portfolio which is included in special charges.

     Fee revenue and other income includes servicing income, commissions earned on insurance policies written in conjunction with financing transactions, and other income from late fees. Such income increased by 8.3 percent, to $94.9 million, in the second quarter of 2000, and by 14 percent, to $194.1 million, in the first six months of 2000. Our net written insurance premiums and other income both grew with managed receivables. As a result of the change in the structure of our future securitizations announced on September 8, 1999, we no longer record an asset for servicing rights at the time of our securitizations, nor do we record servicing fee revenue; instead, the entire amount of interest income is recorded as investment income. Accordingly, the amount of servicing income has declined in the current period, and will decline further in future periods.

     Provision for losses related to finance operations increased by 209 percent, to $84.1 million, in the second quarter of 2000, and by 194 percent, to $142.7 million, in the first six months of 2000. The increase is principally due to the increase in loans held on our balance sheet. Under the portfolio method (which is used for securitizations structured as collateralized borrowings), we recognize the credit losses on the loans on our balance sheet as the losses are incurred. For loans previously recorded as sales, the anticipated discounted credit losses are reflected through a reduction in the gain-on- sale revenue recorded at the time of securitization.

     Finance interest expense increased by 283 percent, to $266.9 million, in the second quarter of 2000, and by 280 percent, to $471.4 million, in the first six months of 2000. Our borrowings grew in order to fund the increase in finance receivables. In addition, our average borrowing rate increased to 7.6 percent in the second quarter of 2000 from 5.4 percent in the second quarter of 1999. Our average borrowing rate during the first six months of 2000 was 7.3 percent compared to 5.6 percent during the first six months of 1999.

     Under the portfolio method, we recognize interest expense on the securities issued to investors in the securitization trusts. These securities typically have higher interest rates than our other debt, which increases our average borrowing rate as compared to prior periods.

     Other operating costs and expenses include the costs associated with servicing our managed receivables, and non- deferrable costs related to originating new loans. Such expense increased by 26 percent, to $198.1 million, in the second quarter of 2000, and by 28 percent, to $408.0 million, in the first six months of 2000, reflecting: (i) the growth in our servicing portfolio; and (ii) the growth in our loan origination offices and infrastructure.

     Special charges in the finance segment include: (i) the $25.0 million transaction fee paid to Lehman in conjunction with the previously described sale of $1.3 billion of finance receivables; (ii) the issuance of a warrant valued at $48.1 million related to the modification of the Lehman master repurchase financing facilities; and (iii) the $9.7 million gain realized on the sale of our bankcard portfolio and other items.

     Impairment charges represent reductions in the value of interest-only securities and servicing rights recognized as a loss in the statement of operations. We carry interest-only securities at estimated fair value, which is determined by discounting the projected cash flows over the expected life of the receivables sold using current prepayment, default, loss and interest rate assumptions. Estimates for prepayments, defaults and losses for manuafactured housing loans are determined based on a macroeconomic model developed by the Company with the assisstance of outside experts. We record any unrealized gain or loss determined to be temporary, net of tax, as a component of shareholders' equity. Declines in value are considered to be other than temporary when the present value of estimated future cash flows discounted at a risk- free rate using current assumptions is less than the amortized cost of the interest-only securities. When declines in value considered to be other than temporary occur, we reduce the amortized cost to estimated fair value and recognize a loss in the statement of operations. The assumptions used to determine new values are based on our internal evaluations and consultation with external advisors having significant experience in valuing these securities.

                         CONSECO, INC. AND SUBSIDIARIES
                              --------------------

     The Company continually evaluates its interest-only securities and servicing rights, including the underlying assumptions, in light of loss experience exceeding previous expectations. The principal change in the revised assumptions resulting from this process was an increase in expected future credit losses, relating primarily to reduced assumptions as to future housing price inflation, recent loss experience and refinements to the methodology of the model. The effect of this change in 1999 was offset somewhat by a revision to the estimation methodology to incorporate the value associated with the cleanup call rights held by the Company in securitizations. In the second quarters of 2000 and 1999, we recognized an impairment charge of $9.6 million and $71.6 million, respectively, to reduce the book value of the interest-only securities and servicing rights. Such impairment charge for the first six months of 2000 and 1999 was $12.1 million and $83.8 million, respectively.

     Corporate operations

                                                                           Three months ended         Six months ended
                                                                                June 30,                  June 30,
                                                                          --------------------       ------------------
                                                                          2000            1999       2000          1999
                                                                          ----            ----       ----          ----
                                                                                       (Dollars in millions)
Corporate operations:
   Venture capital income (loss) related to investment in
     Tritel, net of related expenses................................... $ (75.5)        $  -        $    .6        $   -
   Interest expense on corporate debt..................................   (75.8)         (44.1)      (127.8)         (93.2)
   Investment income...................................................    14.5           11.1         23.7           20.6
   Other items.........................................................    (4.4)          (4.7)        20.4           28.7
                                                                        --------        ------      -------         ------

       Operating loss before provision for loss on loan
         guarantees, special charges, income taxes and
         minority interest.............................................  (141.2)         (37.7)       (83.1)         (43.9)

   Provision for loss on loan guarantees...............................   (68.6)           -          (92.0)           -
   Special charges.....................................................  (263.8)           -         (263.8)           -
                                                                        -------         ------      -------         ------

       Loss before income taxes and minority interest.................. $(473.6)        $(37.7)     $(438.9)        $(43.9)
                                                                        =======         ======      =======         ======

     Venture capital income (loss) relates to our investment in Tritel, a company in the wireless communication business. The market values of many companies in this sector increased significantly in 1999 and early 2000. In the fourth quarter of 1999, our investee sold shares of common stock to the public in an initial public offering. As a result, an ascertainable market value was established for our investment, which we adjusted to recognize liquidity restrictions. In the second quarter of 2000, we recognized a venture capital loss of $75.5 million related to this investment (net of a related reduction to expenses of $26.4 million). In the first six months of 2000, we recognized venture capital income of $.6 million related to this investment (net of related expenses of $12.6 million).

     Interest expense on corporate debt fluctuated due to the increase in the average interest rate on our outstanding debt. The average debt outstanding was $3.0 billion in both the first six months of 2000 and 1999. The average interest rate on such debt was 7.75 percent and 5.87 percent in the first six months of 2000 and 1999, respectively. General levels of interest rates have increased over the last twelve months. In addition, as a result of recent rating agency actions, the interest rates on our bank credit facility and new borrowings has increased (see the note to the consolidated financial statements entitled "Changes in Corporate Notes Payable and Commercial Paper"). Such interest expense includes affiliated interest expense (which is eliminated in consolidation) of: (i) $8.7 million and $2.9 million for the three months ended June 30, 2000 and 1999, respectively; and (ii) $11.8 million and $5.9 million for the six months ended June 30, 2000 and 1999, respectively.

     Investment income includes the income from our investment in a riverboat casino and miscellaneous other revenues.

     Other items include general corporate expenses, net of amounts charged to subsidiaries for services provided by the corporate operations.

                         CONSECO, INC. AND SUBSIDIARIES
                              --------------------

     Provision for loss on loan guarantees represents the noncash provision we established in connection with our guarantees of bank loans to approximately 170 directors, officers and key employees and our related loans for interest. The funds from the bank loans were used by the participants to purchase approximately 19.0 million shares of Conseco common stock. In 2000, we established a provision of $92.0 million (of which $68.6 million was established in the second quarter of 2000) in connection with these guarantees and loans. At June 30, 2000, the total reserve for losses on the loan guarantees was $110.9 million.

     Special charges in corporate operations include: (i) the advisory fees paid to investment banks of $44.0 million; (ii) the loss related to our exit from the subprime automobile business of $68.5 million; (iii) the amount paid to terminated executive pursuant to his employment agreement of $72.5 million; (iv) the amount paid to newly hired Chief Executive Officer of $45.0 million; (v) the value of warrants issued to release newly hired Chief Executive Officer from a noncompete provision of a prior agreement of $21.0 million; and (vi) other charges of $12.8 million. These charges are described in greater detail in the note to the accompanying consolidated financial statements entitled "Special Charges and Recent Events".

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

     Marketing companies, agents who market insurance products, school districts, financial institutions and policyholders use the financial strength ratings assigned to an insurer by independent rating agencies as one factor in determining which insurer's products to market or purchase. Following several recent events described in the note to the consolidated financial statements entitled "Special Charges and Recent Events" and elsewhere herein, rating agencies lowered their financial strength ratings, and many were placed on review as the agencies analyze the impact of the developing events. Our primary life insurance companies have received the following ratings as of August 10, 2000: (i) a "B++" rating, under review, by A.M. Best Company; (ii) an "A-" rating, from Fitch Rating Company; (iii) a "BBB" financial strength rating, watch negative, from Standard & Poor's; and (iv) a "Baa3" rating, from Moody's Investor Services. The recent rating actions are adversely affecting the marketing and persistency of our insurance products and other asset accumulation products. We are not able to predict the extent to which these or possible additional ratings actions will further affect the marketing and persistency of these products.

                         CONSECO, INC. AND SUBSIDIARIES
                              --------------------

     Total premiums and accumulation product collections were as follows:

                                                                         Three months ended        Six months ended
                                                                              June 30,                 June 30,
                                                                         -------------------       ------------------
                                                                         2000           1999       2000          1999
                                                                         ----           ----       ----          ----
                                                                                        (Dollars in millions)
Premiums collected by our insurance subsidiaries:
   Annuities:
     Equity-indexed (first-year).....................................  $  173.2      $  250.6     $  394.5    $  438.0
     Equity-indexed (renewal)........................................      10.5          10.8         28.9        27.3
                                                                       --------      --------     --------    --------
       Subtotal - equity-indexed annuities...........................     183.7         261.4        423.4       465.3
                                                                       --------      --------     --------    --------
     Other fixed (first-year)........................................     159.2         346.7        305.6       517.4
     Other fixed (renewal)...........................................      17.7          18.7         34.8        34.5
                                                                       --------      --------     --------    --------
       Subtotal - other fixed annuities..............................     176.9         365.4        340.4       551.9
                                                                       --------      --------     --------    --------
     Variable (first-year)...........................................     225.7         128.1        443.8       219.5
     Variable (renewal)..............................................      47.3          17.4         71.6        46.6
                                                                       --------      --------     --------    --------
       Subtotal - variable annuities.................................     273.0         145.5        515.4       266.1
                                                                       --------      --------     --------    --------

       Total annuities...............................................     633.6         772.3      1,279.2     1,283.3
                                                                       --------      --------     --------    --------

   Supplemental health:
     Medicare supplement (first-year)................................      25.4          26.7         52.5        54.3
     Medicare supplement (renewal)...................................     206.4         198.6        419.9       403.9
                                                                       --------      --------     --------    --------
       Subtotal - Medicare supplement................................     231.8         225.3        472.4       458.2
                                                                       --------      --------     --------    --------
     Long-term care (first-year).....................................      31.3          29.8         62.4        59.2
     Long-term care (renewal)........................................     179.6         171.1        363.6       334.4
                                                                       --------      --------     --------    --------
       Subtotal - long-term care.....................................     210.9         200.9        426.0       393.6
                                                                       --------      --------     --------    --------
     Specified disease (first-year)..................................      10.0          10.0         19.6        19.4
     Specified disease (renewal).....................................      86.1          84.4        172.1       171.1
                                                                       --------      --------     --------    --------
       Subtotal - specified disease..................................      96.1          94.4        191.7       190.5
                                                                       --------      --------     --------    --------
     Other health (first-year).......................................      10.4           6.4         18.5        11.6
     Other health (renewal)..........................................      25.3          26.2         52.1        55.0
                                                                       --------      --------     --------    --------
       Subtotal - other health.......................................      35.7          32.6         70.6        66.6
                                                                       --------      --------     --------    --------

       Total supplemental health.....................................     574.5         553.2      1,160.7     1,108.9
                                                                       --------      --------     --------    --------

   Life insurance:
     First-year......................................................      54.7          42.7        107.3        79.9
     Renewal.........................................................     190.3         181.8        379.9       386.2
                                                                       --------      --------     --------    --------

       Total life insurance..........................................     245.0         224.5        487.2       466.1
                                                                       --------      --------     --------    --------

   Individual and group major medical:
     Individual (first-year).........................................      40.5          23.2         73.2        45.3
     Individual (renewal)............................................      62.0          54.8        122.0       114.2
                                                                       --------      --------     --------    --------
       Subtotal - individual.........................................     102.5          78.0        195.2       159.5
                                                                       --------      --------     --------    --------
     Group (first-year)..............................................      18.7          13.1         38.7        22.3
     Group (renewal).................................................     119.0         115.8        239.8       234.2
                                                                       --------      --------     --------    --------
       Subtotal - group..............................................     137.7         128.9        278.5       256.5
                                                                       --------      --------     --------    --------

       Total major medical...........................................     240.2         206.9        473.7       416.0
                                                                       --------      --------     --------    --------

Mutual funds (all first year, excludes variable annuities)...........     143.1          82.8        432.7       165.0
                                                                       --------      --------     --------    --------

     Total first-year premiums.......................................     892.2         960.1      1,948.8     1,631.9
     Total renewal premiums..........................................     944.2         879.6      1,884.7     1,807.4
                                                                       --------      --------     --------    --------

       Total collections.............................................  $1,836.4      $1,839.7     $3,833.5    $3,439.3
                                                                       ========      ========     ========    ========

                         CONSECO, INC. AND SUBSIDIARIES
                              --------------------

     Annuities include equity-indexed annuities, other fixed annuities and variable annuities sold through both career agents and professional independent producers.

     We introduced our first equity-indexed annuity product in 1996. The accumulation value of these annuities is credited with interest at an annual guaranteed minimum rate of 3 percent (or, including the effect of applicable sales loads, a 1.7 percent compound average interest rate over the term of the contracts). These annuities provide for potentially higher returns based on a percentage of the change in the S&P 500 Index during each year of their term. We purchase S&P 500 Call Options in an effort to hedge increases to policyholder benefits resulting from increases in the S&P 500 Index. Total collected premiums for this product were $183.7 million in the second quarter of 2000 compared with $261.4 million in the second quarter of 1999 and were $423.4 million in the first six months of 2000 compared with $465.3 million in the first six months of 1999.

     Other fixed rate annuity products include single-premium deferred annuities ("SPDAs"), flexible-premium deferred annuities ("FPDAs") and single-premium immediate annuities ("SPIAs"), which are credited with a declared rate. The demand for traditional fixed-rate annuity contracts has decreased in recent years, as relatively low interest rates have made other investment products more attractive. SPDA and FPDA policies typically have an interest rate that is guaranteed for the first policy year, after which we have the discretionary ability to change the crediting rate to any rate not below a guaranteed rate. The interest rate credited on SPIAs is based on market conditions existing when a policy is issued and remains unchanged over the life of the SPIA. Annuity premiums on these products decreased by 52 percent, to $176.9 million, in the second quarter of 2000 and by 38 percent, to $340.4 million, in the first six months of 2000. Fixed annuity collections in the second quarter of 1999 included $160.8 million of business reinsured from other insurers.

     Variable annuities offer contract holders the ability to direct premiums into specific investment portfolios; rates of return are based on the performance of the portfolio. Such annuities have become increasingly popular recently as a result of the desire of investors to invest in common stocks. In 1996, we began to offer more investment options for variable annuity deposits, and we expanded our marketing efforts, resulting in increased collected premiums. Our profits on variable annuities come from the fees charged to contract holders. Variable annuity collected premiums increased by 88 percent, to $273.0 million, in the second quarter of 2000 and by 94 percent, to $515.4 million, in the first six months of 2000.

     Supplemental health products include Medicare supplement, long-term care, specified disease and other insurance products distributed through a career agency force and professional independent producers. Our profits on supplemental health policies depend on the overall level of sales, persistency of in-force business, investment yields, claim experience and expense management.

     Collected premiums on Medicare supplement policies increased by 2.9 percent to $231.8 million, in the second quarter of 2000 and by 3.1 percent, to $472.4 million, in the first six months of 2000. Sales of Medicare supplement policies in recent periods have been affected by steps taken to improve profitability by increasing premium rates and changing our commission structure and underwriting criteria.

     Premiums collected on long-term care policies increased by 5.0 percent, to $210.9 million, in the second quarter of 2000 and by 8.2 percent, to $426.0 million, in the first six months of 2000 due to increases in premium rates and increased sales volume.

     Premiums collected on specified disease policies in the 2000 periods were comparable to the 1999 periods.

     Other health products include: (i) various health insurance products that are not currently being actively marketed; and (ii) in 1999, the specialty health insurance products sold to educators. Premiums collected in the 2000 periods were slightly higher than the 1999 periods. Since we no longer actively market these products, we expect collected premiums to decrease in future years. The in-force business continues to be profitable.

     Life products are sold through career agents, professional independent producers and direct response distribution channels. Life premiums collected increased by 9.1 percent to $245.0 million in the second quarter of 2000 and by
4.5 percent, to $487.2 million, in the first six months of 2000. In the first six months of 1999, life renewal premiums included $12.6 million of single premium life business acquired in a reinsurance transaction.

                         CONSECO, INC. AND SUBSIDIARIES
                              --------------------

     Individual and group major medical products include major medical health insurance products sold to individuals and groups. Group premiums increased by
6.8 percent, to $137.7 million, in the second quarter of 2000 and by 8.6 percent, to $278.5 million, in the first six months of 2000. Individual health premiums collected in the second quarter of 2000 increased 31 percent, to $102.5 million and by 22 percent, to $195.2 million, in the first six months of 2000. Our efforts to secure rate increases and write only profitable major medical business may restrict our ability to grow these premiums in future periods.

     Mutual fund sales have been very strong in 2000, reflecting our expanded distribution and new marketing programs. We also believe that these sales have been positively impacted by the recent strong investment performance of our funds.

     LIQUIDITY AND CAPITAL RESOURCES

     Changes in our consolidated balance sheet between June 30, 2000 and December 31, 1999, reflect: (i) our operating results; (ii) our origination of finance receivables; (iii) the transfer of finance receivables to securitization trusts and sale of notes to investors in transactions accounted for as secured borrowings; (iv) the sale of finance receivables to Lehman; (v) the sale of assets of our subprime automobile and bankcard businesses; (vi) changes in the fair value of actively managed fixed maturity securities and interest-only securities; and (vii) various financing transactions. Financing transactions (described in the notes to the accompanying consolidated financial statements) include: (i) the issuance and repurchase of common stock; and (ii) the issuance and repayment of notes payable and commercial paper.

     In accordance with GAAP, we record our actively managed fixed maturity investments, interest-only securities, equity securities and certain other invested assets at estimated fair value with any unrealized gain or loss, net of tax and related adjustments, recorded as a component of shareholders' equity. At June 30, 2000, primarily because of the recent increases in interest rates and related decrease in values of interest-bearing securities, we decreased the carrying value of such investments by $1,907.4 million as a result of this fair value adjustment. The fair value adjustment resulted in a $1,504.3 million decrease in carrying value at year-end 1999, for the same reasons.

     Total capital shown below excludes debt of the finance segment used to fund finance receivables. Total capital, before the fair value adjustment recorded in accumulated other comprehensive loss, increased $462.0 million, or 4.0 percent, to $11.9 billion.

                                                                              June 30,       December 31,
                                                                                2000             1999
                                                                                ----             ----
                                                                                (Dollars in millions)
Total capital, excluding accumulated other comprehensive loss:
    Corporate notes payable and commercial paper.........................   $ 3,628.4         $ 2,481.8

    Company-obligated mandatorily redeemable preferred
       securities of subsidiary trusts...................................     2,399.2           2,639.1

    Shareholders' equity:
       Preferred stock...................................................       482.5             478.4
       Common stock and additional paid-in capital.......................     2,905.6           2,987.1
       Retained earnings.................................................     2,495.0           2,862.3
                                                                            ---------         ---------

          Total shareholders' equity, excluding accumulated
             other comprehensive loss....................................     5,883.1           6,327.8
                                                                            ---------         ---------

          Total capital, excluding accumulated other comprehensive
             loss........................................................    11,910.7          11,448.7

Accumulated other comprehensive loss.....................................      (970.7)           (771.6)
                                                                            ---------         ---------

          Total capital..................................................   $10,940.0         $10,677.1
                                                                            =========         =========

     Corporate notes payable and commercial paper increased during the first six months of 2000 primarily due to: (i) the settlement of a forward contract described in the note to the accompanying consolidated financial statements entitled "Changes in Common Stock"; (ii) the settlement of certain intercompany accounts with Conseco Finance; (iii) the redemption of $250 million par value of Company-obligated mandatorily redeemable preferred securities of subsidiary trusts; (iv) the acquisition of

                         CONSECO, INC. AND SUBSIDIARIES
                              --------------------

a long-term care insurance marketing organization for $32.9 million; (v) cash required for special charges of $163.4 million; and (vi) an increase in cash and cash equivalents held at the parent company of approximately $450 million.

     Shareholders' equity, excluding accumulated other comprehensive loss, decreased by $444.7 million in the first six months of 2000, to $5.9 billion. Significant components of the decrease included: (i) our net loss of $327.3 million; (ii) the settlement of the forward contract and repurchases of common stock of $102.6 million; and (iii) $40.0 million of common and preferred stock dividends. These decreases were partially offset by the issuance of warrants of $21.0 million. The accumulated other comprehensive loss increased by $199.1 million, principally related to the decreasing fair value of our insurance companies' investment portfolio as interest rates rose.

     Book value per common share outstanding decreased to $13.62 at June 30, 2000, from $15.50 at December 31, 1999, primarily due to the factors discussed in the previous paragraph. Excluding accumulated other comprehensive loss, book value per common share outstanding was $16.60 at June 30, 2000, and $17.85 at December 31, 1999.

     Goodwill (representing the excess of the amounts we paid to acquire companies over the fair value of net assets acquired in transactions accounted for as purchases) was $3,874.4 million and $3,927.8 million at June 30, 2000 and December 31, 1999, respectively. Goodwill as a percentage of shareholders' equity was 79 percent and 71 percent at June 30, 2000 and December 31, 1999, respectively. Goodwill as a percentage of total capital, excluding accumulated other comprehensive loss, was 33 percent and 34 percent at June 30, 2000 and December 31, 1999, respectively. We believe that the life of our goodwill is indeterminable and, therefore, have generally amortized its balance over 40 years as permitted by generally accepted accounting principles. Amortization of goodwill totaled $56.6 million and $55.0 million during the first six months of 2000 and 1999, respectively. If we had determined the estimated useful life of our goodwill was less than 40 years, amortization expense would have been higher.

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

     Dividends declared on common stock for the six months ended June 30, 2000, were 10 cents per share. As part of our plan to strengthen our capital structure, the Board of Directors reduced the cash dividend on our common stock to a quarterly rate of 5 cents per share, beginning with the dividend paid in April of 2000.

                         CONSECO, INC. AND SUBSIDIARIES
                              --------------------

     The following table summarizes certain financial ratios as of and for the three months ended June 30, 2000, and as of and for the year ended December 31, 1999:

                                                                                                June 30,      December 31,
                                                                                                  2000            1999
                                                                                                  ----            ----
Book value per common share:
   As reported...............................................................................   $13.62           $15.50
   Excluding accumulated other comprehensive income (loss) (a)...............................   $16.60           $17.85

Ratio of earnings to fixed charges:
   As reported...............................................................................      .53X(g)         2.98X
   Excluding interest expense on debt related to finance
     receivables and other investments (b)...................................................         (g)          7.06X

Ratio of operating earnings to fixed charges (c):
   As reported...............................................................................     1.44X            4.26X
   Excluding interest expense on debt related to finance
     receivables and other investments (b)...................................................     3.25X           10.99X

Ratio of earnings to fixed charges,  preferred  dividends and  distributions  on
   Company-obligated  mandatorily  redeemable preferred securities of subsidiary trusts:
     As reported.............................................................................      .44X(h)         2.20X
     Excluding interest expense on debt related to finance
       receivables and other investments (b).................................................         (h)          3.38X

Ratio  of  operating  earnings  to  fixed  charges,   preferred   dividends  and
   distributions   on   Company-obligated   mandatorily   redeemable   preferred
   securities of subsidiary trusts (c):
     As reported.............................................................................     1.19X            3.14X
     Excluding interest expense on debt related to finance
       receivables and other investments (b).................................................     1.56X            5.26X

Rating agency ratios (a) (d) (e):
   Debt to total capital.....................................................................       31%              22%
   Debt and Company-obligated mandatorily redeemable preferred securities
     of subsidiary trusts to total capital (f)...............................................       51%              45%

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

(f) Total Company-obligated mandatorily redeemable preferred securities of subsidiary trusts exclude, and total capital includes: (i) amounts related to FELINE PRIDES which require the holders to purchase a number of shares of the Company's common stock under the terms specified in the stock purchase contracts; and (ii) at December 31, 1999, amounts related to RHINOS. In April 2000, the Company repurchased the RHINOS.

(g) For such ratios, adjusted earnings were $285.4 million less than fixed charges. Adjusted earnings for the six months ended June 30, 2000, included special charges of $327.2 million as described in greater detail in the note to the accompanying consolidated financial statements entitled "Special Charges and Recent Events".

(h) For such ratios, adjusted earnings were $410.8 million less than fixed charges. Adjusted earnings for the six months ended June 30, 2000, included special charges of $327.2 million as described in greater detail in the note to the accompanying consolidated financial statements entitled "Special Charges and Recent Events".

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

     We believe that the diversity of the investment portfolio and the concentration of investments in high-quality, liquid securities should provide sufficient liquidity to meet foreseeable cash requirements.

     Liquidity for finance operations

     After the March 31, 2000 announcement that we planned to explore the sale of Conseco Finance and other events described elsewhere herein, it was more difficult to complete new public securitization transactions for a period of time. However, these markets eventually became available to the Company. During the second quarter of 2000, we completed five transactions, securitizing over $2.5 billion of finance receivables. In May 2000, we sold $1.3 billion of finance receivables to Lehman. The proceeds from such sale were used to repay various warehouse credit lines, creating increased warehousing capacity for Conseco Finance. Lehman also amended its repurchase and other financing facilities with Conseco Finance to expand the types of assets financed. See the note to the accompanying consolidated financial statements entitled "Special Charges and Recent Events" for a further description of the transactions with Lehman. We continue to be able to finance loans through: (i) our warehouse and bank credit facilities; (ii) the sale of securities through securitization transactions; and (iii) whole-loan sales.

     At June 30, 2000, we had $5.7 billion in master repurchase agreements, commercial paper conduit facilities and other facilities with various banking and investment banking firms for the purpose of financing our consumer and commercial finance loan production. These facilities typically provide financing of a certain percentage of the underlying collateral and are subject to the availability of eligible collateral and, in many cases, the willingness of the banking firms to continue to provide financing. These agreements generally provide for annual terms, some of which are extended either quarterly or semi-annually by mutual agreement of the parties for an additional annual term based upon receipt of updated quarterly financial information. At June 30, 2000, we had borrowed $3.3 billion of the $5.7 billion available under such agreements.

     Our finance operations require cash to originate finance receivables. Our primary sources of cash are: (i) the collection of receivable balances; (ii) proceeds from the issuance of debt, certificates of deposit and securitization or sales of loans; (iii) cash provided by operations; and (iv) cash provided by the parent company from its credit sources.

                         CONSECO, INC. AND SUBSIDIARIES
                              --------------------

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

     The market for securities backed by receivables is a cost-effective source of funds. Conditions in the credit markets in certain periods during 1999 and early 2000 resulted in less-attractive pricing of certain lower-rated securities typically included in loan securitization transactions. As a result, we chose to hold rather than sell some of the securities in the securitization trusts, particularly securities having corporate guarantee provisions.

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

     We continually investigate and pursue alternative and supplementary methods to finance our lending operations. In late 1998, we began issuing certificates of deposit through our bank subsidiary. At June 30, 2000, we had $1,398.9 million of such deposits outstanding which are recorded as liabilities related to certificates of deposit. The average annual rate paid on these deposits was
6.3 percent during the first six months of 2000.

     Our finance segment generated cash flows from operating activities of $196.0 million during the first six months of 2000, compared to approximately $266.7 million in the same period of 1999. Such cash flows include cash received from the securitization trusts of $189.7 million in the 2000 period and $320.2 million in the 1999 period, representing distributions of excess interest and servicing fees.

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

     Independent rating agencies, financial institutions, analysts and other interested parties monitor the leverage ratio of our finance segment. Such ratio (calculated, as discussed with independent rating agencies, as the ratio of debt to equity of our finance subsidiary calculated on a pro forma basis as if we had accounted for the securitizations of our finance receivables as financing transactions throughout the Company's history) was 29-to-1 and 22-to-1 at June 30, 2000, and December 31, 1999, respectively.

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

                         CONSECO, INC. AND SUBSIDIARIES
                              --------------------


     The parent company has significant debt scheduled to become due on or before September 30, 2000, as follows (dollars in millions):

Bank credit facility due September 1, 2000...................................................   $  155.0
Potential payment pursuant to guaranteed debt related to directors, officers and key
   employees stock purchase program due September 1, 2000....................................      144.4
Bank credit facility due September 22, 2000..................................................      766.0
Commercial paper due September 22, 2000......................................................       50.0
Notes payable due 2003, but putable by the holder............................................      250.0(a)
                                                                                                --------

     Total...................................................................................   $1,365.4
                                                                                                ========

------------
(a) Such notes payable are putable by the holder prior to the maturity date. The payment of the note is secured by standby letters of credit which may be drawn upon by the holder of the note on August 16, 2000 through September 30, 2000.

     Because of the time required to complete the sale of assets and other contemplated activities described in paragraph which follows, extension of the Company's bank credit facilities will be required if the Company is to meet its September debt maturities. The Company is currently in discussions with its bank lenders and management is optimistic appropriate extensions can be negotiated. However, there can be no assurance that these negotiations will be successful, or as to the amount, maturity, cost or terms associated with any such extension.

     On July 27, 2000, we announced several courses of action with respect to Conseco Finance as well as an asset disposition program with respect to certain non-strategic assets held at the parent company level, which are designed to allow us to reduce parent company debt over time. These actions with respect to Conseco Finance, include: (i) the sale, closing or runoff of five units (i.e., asset-based lending, vendor finance, bankcards, transportation and park construction); (ii) efforts to better utilize existing assets so as to increase cash; and (iii) cost savings and restructuring of ongoing businesses such as the streamlining of the field force in the manufactured housing and home equity lending divisions. The Company believes these contemplated actions offer better opportunities than the previously announced plan to explore the sale of Conseco Finance and are designed to provide a business model which will result in positive cash flow at Conseco Finance. In addition, we plan to sell certain non-strategic assets, such as our investment in the wireless communication company, Tritel, our interest in the riverboat casino in Lawrenceberg, Indiana, and our subprime auto loan portfolio. The Company believes the sale of non-strategic assets and the actions contemplated at Conseco Finance will generate cash proceeds of approximately $2.0 billion over the next 12 to 15 months. We are already well underway with these actions, and have completed the sale of the bankcard business and our subprime auto loan portfolio, generating cash proceeds of over $300 million. However, no assurance can be provided as to the timing, proceeds, or other terms related to the possible disposition of assets, the timing or extent of the cost savings to be achieved, or the amount of the restructuring or other charges to be incurred with respect to these actions. Furthermore, the Company's ability to use cash generated from the actions being undertaken at Conseco Finance is substantially limited by restrictions in agreements with Lehman. In connection with the negotiations with our banks relating to the extension of the maturity dates of our debt, we are also engaged in discussions with Lehman concerning a modification of these restrictions and are optimistic an acceptable modification can be obtained. However, there can be no assurance that these negotiations will be successful, or as to the terms of any such modification. See the note to the accompanying financial statements entitled "Changes in Corporate Notes Payable and Commercial Paper."

     During the first six months of 2000, our insurance subsidiaries paid dividends to Conseco of $108.1 million and our finance subsidiary repurchased shares of its common stock for $126.0 million. The cash provided by operating activities at the parent company, including dividends received from our insurance subsidiaries, plus the amount paid to us to repurchase shares of common stock of our finance subsidiary totaled approximately $110 million during the first six months of 2000. In connection with the Lehman transaction described in the note to the accompanying consolidated financial statements entitled "Special Charges and Recent Events," Conseco Finance has agreed that it will not pay dividends until 2001 and then pay such dividends only to the extent certain financial covenants are met. In addition, Conseco Finance agreed that it will limit additional prepayments on the intercompany note payable to Conseco (with a balance of $2,210.8 million at June 30, 2000) to $50 million, as long as certain financing arrangements with Lehman remain outstanding. We are currently negotiating with Lehman to waive or modify this restriction to permit additional prepayments on the intercompany note. There can be no assurance as to the outcome of these negotiations.

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

     In addition to fees and interest, during the remainder of 2000, our insurance subsidiaries may pay "ordinary" dividends to Conseco of $96.5 million without permission from state regulatory authorities.

                         CONSECO, INC. AND SUBSIDIARIES
                              --------------------

     The ratings assigned to Conseco's senior debt, trust preferred securities and commercial paper are important factors in determining the Company's ability to access the public capital markets for additional liquidity. Following our March 31, 2000, announcement that we planned to explore the sale of Conseco Finance and other events described in the note to the accompanying consolidated financial statements entitled "Special Charges and Recent Events" and elsewhere herein, rating agencies lowered their ratings on Conseco's senior debt, trust preferred securities and commercial paper. As of August 10, 2000, the rating agencies have assigned the following ratings: (i) Standard & Poor's has assigned a "BB-" rating to Conseco's senior debt; a "B-" rating to trust preferred securities and a "B" rating to commercial paper; (ii) Fitch Rating Company has assigned a "BB-" rating to Conseco's senior debt; a "B" rating to trust preferred securities and a "B" rating to commercial paper; and (iii) Moody's Investor Services has assigned a "B1" rating to Conseco's senior debt; and a "ca" rating to trust preferred securities. These ratings make it difficult for the Company to issue additional securities in the public markets, although the Company does not believe additional issuances will be necessary in the near future.

     INVESTMENTS

     At June 30, 2000, the amortized cost and estimated fair value of fixed maturity securities (all of which were actively managed) were as follows:

                                                                                        Gross         Gross      Estimated
                                                                         Amortized   unrealized    unrealized      fair
                                                                           cost         gains        losses        value
                                                                           ----         -----        ------        -----
                                                                                         (Dollars in millions)
Investment grade:
   Corporate securities................................................  $13,452.0      $ 60.0      $1,029.5    $12,482.5
   United States Treasury securities and obligations of
     United States government corporations and agencies................      302.9         2.8           5.4        300.3
   States and political subdivisions...................................      143.4         -             9.0        134.4
   Debt securities issued by foreign governments.......................      198.4          .8          12.9        186.3
   Mortgage-backed securities .........................................    7,597.8         6.6         589.9      7,014.5
Below-investment grade (primarily corporate securities)................    1,735.4        30.8         310.1      1,456.1
                                                                         ---------      ------      --------    ---------

     Total actively managed fixed maturities...........................  $23,429.9      $101.0      $1,956.8    $21,574.1
                                                                         =========      ======      ========    =========

     During the first six months of 2000 and 1999, we recorded $68.2 million and $1.2 million, respectively, of writedowns of fixed maturity securities and other invested assets as a result of changes in conditions which caused us to conclude that a decline in fair value of the investments was other than temporary. At June 30, 2000, fixed maturity securities in default as to the payment of principal or interest had an aggregate amortized cost of $112.9 million and a carrying value of $73.5 million.

     Sales of invested assets (primarily fixed maturity securities) during the first six months of 2000 generated proceeds of $3.0 billion, resulting in net investment losses of $46.6 million.

     At June 30, 2000, fixed maturity investments included $7.0 billion of mortgage-backed securities (or 33 percent of all fixed maturity securities). The yield characteristics of mortgage-backed securities differ from those of traditional fixed-income securities. Interest and principal payments for mortgage-backed securities occur more frequently, often monthly. Mortgage-backed securities are subject to risks associated with variable prepayments. Prepayment rates are influenced by a number of factors that cannot be predicted with certainty, including: the relative sensitivity of the underlying mortgages backing the assets to changes in interest rates; a variety of economic, geographic and other factors; and the repayment priority of the securities in the overall securitization structures.

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

                         CONSECO, INC. AND SUBSIDIARIES
                              --------------------

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

     The following table sets forth the par value, amortized cost and estimated fair value of mortgage-backed securities, summarized by interest rates on the underlying collateral at June 30, 2000:


                                                                                         Par        Amortized    Estimated
                                                                                        value         cost      fair value
                                                                                        -----         ----      ----------
                                                                                              (Dollars in millions)

Below 7 percent.....................................................................   $4,586.6     $4,551.5      $4,273.3
7 percent - 8 percent...............................................................    1,949.5      1,933.2       1,877.6
8 percent - 9 percent...............................................................      287.6        287.1         283.9
9 percent and above.................................................................      848.1        853.5         605.5
                                                                                       --------     --------      --------

       Total mortgage-backed securities (a).........................................   $7,671.8     $7,625.3      $7,040.3
                                                                                       ========     ========      ========

(a)  Includes   below-investment   grade  mortgage-backed   securities  with  an
     amortized cost and estimated fair value of $27.5 million and $25.8 million, respectively.

     The amortized cost and estimated fair value of mortgage-backed securities at June 30, 2000, summarized by type of security, were as follows:

                                                                                              Estimated fair value
                                                                                              -----------------------
                                                                                                             Percent
                                                                            Amortized                       of fixed
Type                                                                          cost            Amount       maturities
----                                                                          ----            ------       ----------
                                                                                (Dollars in millions)

Pass-throughs and sequential and targeted amortization classes............   $3,993.7        $3,823.5            18%
Planned amortization classes and accretion-directed bonds.................    1,970.7         1,847.7             9
Commercial mortgage-backed securities.....................................      788.7           748.4             3
Subordinated classes and mezzanine tranches...............................      835.5           587.5             3
Other.....................................................................       36.7            33.2             -
                                                                             --------        --------            --

       Total mortgage-backed securities (a)...............................   $7,625.3        $7,040.3            33%
                                                                             ========        ========            ==

----------
(a) Includes below-investment grade mortgage-backed securities with an amortized cost and estimated fair value of $27.5 million and $25.8 million, respectively.

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

                         CONSECO, INC. AND SUBSIDIARIES
                              --------------------

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

     At June 30, 2000, the mortgage loan balance was primarily comprised of commercial loans. Less than 1 percent of the mortgage loan balance was noncurrent (loans two or more scheduled payments past due) at June 30, 2000.

     At June 30, 2000, we held $78.1 million of trading securities; we included them in "other invested assets."

     Our investment borrowings averaged approximately $369.3 million during the first six months of 2000, compared with approximately $1,111.9 million during the same period of 1999 and were collateralized by investment securities with fair values approximately equal to the loan value. The weighted average interest rates on such borrowings were 5.4 percent and 5.1 percent during the first six months of 2000 and 1999, respectively.

     STATUTORY INFORMATION

     Statutory accounting practices prescribed or permitted by regulatory authorities for the Company's insurance subsidiaries differ from GAAP. The statutory income (loss) before net realized capital gains (losses) of our life insurance subsidiaries was $(2.5) million and $140.1 million in the first six months of 2000 and 1999, respectively. The Company's life insurance subsidiaries reported the following amounts to regulatory agencies at June 30, 2000, after appropriate eliminations of intercompany accounts among such subsidiaries (dollars in millions):

                  Statutory capital and surplus ..................................    $1,970.6
                  Asset valuation reserve.........................................       393.3
                  Interest maintenance reserve....................................       463.0
                                                                                      --------

                     Total........................................................    $2,826.9
                                                                                      ========

     The statutory capital and surplus shown above included investments in up-stream affiliates, all of which were eliminated in the consolidated financial statements prepared in accordance with GAAP, as follows:

                                                                                         June 30,
                                                                                           2000
                                                                                           ----
                                                                                        (Dollars in
                                                                                         millions)
Securitization debt issued by special purpose entities and guaranteed by our finance subsidiary, all of which was purchased by our insurance subsidiaries
   prior to the Merger (a)............................................................    $ 72.2
Preferred and common stock of intermediate holding company............................     219.0
Common stock of Conseco (39.8 million shares).........................................      32.4
Other ................................................................................       2.5
                                                                                          ------

      Total...........................................................................    $326.1
                                                                                          ======





                         CONSECO, INC. AND SUBSIDIARIES
                              --------------------


--------------------
(a) Total par value, amortized cost and fair value of securities issued by special purpose entities which hold loans originated by our finance subsidiary (including the securities that are not guaranteed by Conseco Finance, and therefore are not considered affiliated investments) were $285.1 million, $280.1 million and $256.6 million, respectively.

     State insurance laws generally restrict the ability of insurance companies to pay dividends or make other distributions. During the remainder of 2000, our insurance subsidiaries may pay dividends to Conseco of $96.5 million without permission from state regulatory authorities. During the first six months of 2000, our insurance subsidiaries paid dividends to Conseco totaling $108.1 million.

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

     FORWARD-LOOKING STATEMENTS

     All statements, trend analyses and other information contained in this report and elsewhere (such as in filings by Conseco with the Securities and Exchange Commission, press releases, presentations by Conseco or its management or oral statements) relative to markets for Conseco's products and trends in Conseco's operations or financial results, as well as other statements including words such as "anticipate," "believe," "plan," "estimate," "expect," "intend," "should," "could," "goal," "target," "on track," "comfortable with," "optimistic" and other similar expressions, constitute forward-looking statements under the Private Securities Litigation Reform Act of 1995. These forward-looking statements are subject to known and unknown risks, uncertainties and other factors which may cause actual results to be materially different from those contemplated by the forward-looking statements. Such factors include, among other things: (i) general economic conditions and other factors, including prevailing interest rate levels, stock and credit market performance and health care inflation, which may affect (among other things) Conseco's ability to sell its products, its ability to make loans and access capital resources and the costs associated therewith, the market value of Conseco's investments, the lapse rate and profitability of policies, and the level of defaults and prepayments of loans made by Conseco; (ii) Conseco's ability to achieve anticipated synergies and levels of operational efficiencies; (iii) customer response to new products, distribution channels and marketing initiatives; (iv) mortality, morbidity, usage of health care services and other factors which may affect the profitability of Conseco's insurance products; (v) performance of our investments; (vi) changes in the Federal income tax laws and regulations which may affect the relative tax advantages of some of Conseco's products; (vii) increasing competition in the sale of insurance and annuities and in the finance business; (viii) regulatory changes or actions, including those relating to regulation of financial services affecting (among other things) bank sales and underwriting of insurance products, regulation of the sale, underwriting and pricing of products, and health care regulation affecting health insurance products; (ix) the outcome of Conseco's efforts to sell assets and reduce, refinance or modify indebtedness and the availability and cost of capital in connection with this process; (x) actions by rating agencies and the effects of past or future actions by these agencies on Conseco's business; and (xi) the risk factors or uncertainties listed from time to time in Conseco's filings with the Securities and Exchange Commission.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     Our market risks, and the ways we manage them, are summarized in management's discussion and analysis of financial condition and results of operations as of December 31, 1999, included in the Company's Form 10-K for the year ended December 31, 1999. The fair value of our borrowed capital varies with credit ratings and other conditions in the capital markets. Following our March 31, 2000, announcement that we planned to explore the sale of Conseco Finance and other events described in the note to the accompanying consolidated financial statements entitled "Special Charges and Recent Events," the capital markets reacted by lowering the value of our publicly traded securities. In addition, the capital markets have also lowered the value of the securities issued in previous securitization transactions of Conseco Finance. See the note to the accompanying consolidated financial statements entitled "Standard & Poor's 500 Index Call Options and Interest Rate Swap Agreements" for information about several interest rate swap agreements that were terminated during the second quarter of 2000.

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

     A total of forty-five suits have been filed against the Company in the United States District Court for the Southern District of Indiana. Nineteen of these cases are putative class actions on behalf of persons or entities that purchased the Company's common stock during alleged class periods that generally run from April 1999 through April 2000. Luisi v. Conseco, Inc., et al., Case No. IP00-C-0593-Y/S; Sechrist v. Conseco, Inc., et al., Case No. IP00-C-0585-Y/S; Klein v. Conseco, Inc., et al., Case No. IP00-C-0602-Y/S; Brody v. Conseco, Inc., et al., Case No. IP00-C-0609-Y/S; Dana v. Conseco, Inc., et al., Case No. IP00-C-0623-Y/S; Krim v. Conseco, Inc., et al., Case No. IP00-C-0631-Y/S; Nadaf
v. Conseco, Inc., et al., Case No. IP00-C- 0628-Y/S; Greiner v. Conseco, Inc., et al., Case No. IP00-C-0639-Y/S (naming as a defendant only one officer/director); Sedgwick v. Conseco, Inc., et al., Case No. IP00-C-0657-Y/S; Irle v. Conseco, Inc., et al., Case No. IP00-C-0746-Y/S; Schwartz v. Conseco, Inc., et al., Case No. IP00-C-0770-Y/S; Leopold v. Conseco, Inc., et al., Case No. IP00-C-0843-Y/S; Slovacek v. Conseco, Inc., et al., Case No. IP00-C-0858-Y/S (naming as a defendant only one officer/director); Swei v. Conseco, Inc., et al., Case No. IP00-C-0839-Y/S (naming as a defendant only one officer/director); Nicholson v. Conseco, Inc., et al., Case No. IP00-C-0826-Y/S; Browne v. Conseco, Inc., et al., Case No. IP00-C-0897-Y/S; Chacharone v. Conseco, Inc., et al., Case No. IP00-C-0885-Y/S; Muhlenfeld v. Conseco, Inc., et al., Case No. IP00-C-0933-Y/S; Young v. Conseco, Inc., et al. (case number pending; originally filed in the United States District Court for the Eastern District Michigan, Case No. 00-72939, and now in the process of transferred by stipulation). Two cases are putative class actions on behalf of persons or entities that purchased the Company's bonds during the same alleged class periods. Waring v. Conseco, Inc., et al., Case No. IP00-C-0793- Y/S; Lutt v. Conseco, Inc., et al., Case No. IP00-C-0905-Y/S. Three cases are putative class actions on behalf of persons or entities that purchased or sold option contracts, not issued by the Company, on the Company's common stock during the same alleged class periods. Syndicated Fin. Servs., Inc. v. Conseco, Inc., et al., Case No. IP00-C-0795-Y/S (naming as a defendant only one officer/director); Joel Mandel v. Conseco, Inc., et al., Case No. IP00-C-0815-Y/S; Avi Mandel v. Conseco, Inc., et al., Case No. IP00-C-0884-Y/S. One case is a putative class action on behalf of persons or entities that purchased the Company's "Feline Pride" convertible preferred stock instruments during the same alleged class periods. Kelly v. Conseco, Inc., et al., Case No. IP00-C-0789-Y/S. With the four exceptions noted, in each of these twenty-five cases two former officers/directors of the Company are named as defendants. In each case, the plaintiffs assert claims under Section 10(b) and 20(a) of the Securities Exchange Act of 1934. In each case, plaintiffs allege that the Company and the individual defendants violated the federal securities laws by, among other things, making false and misleading statements about the current state and future prospects of Conseco Finance (particularly with respect to performance of certain loan portfolios of Conseco Finance) which allegedly rendered the Company's financial statements false and misleading. The Company believes that these lawsuits are without merit and intends to defend them vigorously. The ultimate outcome of these lawsuits cannot be predicted with certainty.

                         CONSECO, INC. AND SUBSIDIARIES
                              --------------------

     Eleven of the cases in the United States District Court were filed as purported class actions on behalf of persons or entities that purchased preferred securities issued by various Conseco Financing Trusts, including Conseco Financing Trust V, Griffin v. Conseco, Inc., et al., Case No. IP00-C-0663-Y/S; Stifnagle v. Conseco, Inc., et al., Case No. IP00-C-0754-Y/S (Stifnagle also asserts claims regarding Conseco Financing Trust VII); Gastfriend v. Conseco, Inc., et al., Case No. IP00-C-0883-Y/S; Powers v. Conseco Financing Trust V, et al., Case No. IP00-C-0953-Y/S (also naming Conseco Financing Trusts VI and VII) (each of the preceding make allegations with respect to an August 24, 1998 offering for Conseco Financing Trust V); Gabora v. Conseco, Inc., et al., Case No. IP00-C-0852-Y/S (also naming Conseco Financing Trust VII, but containing allegations relating only to notes issued by the Company on October 18, 1999, unrelated to the Conseco Financing Trusts named); Schmidt v. Conseco, Inc., et al., Case No. IP00-C-0823-Y/S (also naming Conseco Financing Trust VII, but containing allegations relating only to Conseco Financing Trusts VI and VII), Conseco Financing Trust VI, Costello v. Conseco, Inc., et al., Case No. IP00-C-0705-Y/S (October 8, 1998 offering), and Conseco Financing Trust VII, Zinno v. Conseco, Inc., et al., Case No. IP00- C-0622-Y/S; Shapiro v. Conseco, Inc., et al., Case No. IP00-C-0650-Y/S; Kosseff v. Conseco, Inc., et al., Case No. IP00-C- 0753-Y/S; Harris v. Conseco, Inc., et al., Case No. IP00-C-0797-Y/S (August 26, 1999 offering). Each of these complaints names as defendants the Company, the relevant trust (except Shapiro and Kosseff), two former officers/directors of the Company, and underwriters for the particular issuance (except Shapiro). The Kosseff complaint also names an officer and all of the Company's directors at the time of issuance of the preferred stock by Conseco Financing Trust VII. In each case, plaintiffs assert claims under
Section 11 and Section 15 of the Securities Act of 1933, and the Zinno, Shapiro, Stifnagle, Harris, Gabora, Gastfriend, Powers and Schmidt complaints also assert claims under Section 12(a)(2) of that Act. Gabora and Gastfriend also assert claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Powers also asserts a claim under Section 10(b) of that Act. In each case, plaintiffs allege that the defendants violated the federal securities laws by, among other things, making false and misleading statements, in Prospectuses and/or Registration Statements related to the issuance of preferred securities by the Trust involved, regarding the current state and future prospects of Conseco Finance (particularly with respect to performance of certain loan portfolios of Conseco Finance) which allegedly rendered the disclosure documents false and misleading. The Company also intends to defend these lawsuits vigorously. The ultimate outcome of these lawsuits cannot be predicted with certainty.

     Nine shareholder derivative suits have been filed in United States District Court. Rogney v. Decatur, et al., Case No. IP00- C-0655-Y/S; Fletcher v. Hilbert, et al., Case No. IP00-C-0693-Y/S; Gold v. Decatur, et al., Case No. IP00-C-0747-Y/S; Batcheldor v. Hilbert, Case No. IP00-C-0743-Y/S; Youssef v. Decatur, et al., Case No. IP00-C-0809-Y/S; Gintel v. Hilbert, Case No. IP00-C-0987-Y/S; Frankel v. Coss, et al. (case number pending; originally filed in the Evansville Division of United States District Court for the Southern District of Indiana, Case No. EV00-134-C-Y/H, and now in the process of transfer); Evans v. Hilbert, Case No. IP00-C-1019-Y/S; Marks v. Hilbert, Case No. IP00-C-0877-Y/S. The complaints name as defendants the current directors, certain former directors, certain non-director officers of the Company (in Fletcher), and, alleging aiding and abetting liability, certain banks which allegedly made loans in relation to the Company's "Stock Purchase Plan" (in Batcheldor, Gintel and Evans). The Company is also named as a nominal defendant in each complaint. Plaintiffs allege that the defendants breached their fiduciary duties by, among other things, intentionally disseminating false and misleading statements concerning the acquisition, performance and proposed sale of Conseco Finance, and engaged in corporate waste by causing the Company to guarantee loans that certain officers, directors and key employees of the Company used to purchase stock under the Stock Purchase Plan. Three similar cases have been filed in the Hamilton County Superior Court in Indiana. Schweitzer v. Hilbert, et al., Cause No. 29001-0004CP251; Evans v. Hilbert, et al., Cause No. 29001- 0005CP308 (both Schweitzer and Evans name as defendants certain non-director officers); Gintel v. Hilbert, et al., Cause No. 29003-0006CP393 (naming as defendants, and alleging aiding and abetting liability as to, banks which allegedly made loans in relation to the Stock Purchase Plan). The Company believes that these lawsuits are without merit and intends to defend them vigorously. The ultimate outcome of these lawsuits cannot be predicted with certainty.

     Conseco, Inc. and its subsidiaries, Conseco Services, LLC, Washington National Insurance Company and United Presidential Life Insurance Company are currently named defendants in a lawsuit filed in the Circuit Court of Claiborne County, Mississippi, Cause No. CV-99-0106, and captioned "Carla Beaugez, Lois Dearing, Lee Eaton and all other persons identified in the lawsuit vs. Conseco, Inc., Conseco Services, Inc., Washington National Company, United Presidential Life Insurance Company and Larry Ratcliff." The claims of the eighty seven plaintiffs arise out of allegedly wrongful increases of the cost of insurance and decrease in the credited interest rates on universal life policies issued to the plaintiffs by United Presidential Life. The plaintiffs asserted claims including negligent and intentional misrepresentation, fraudulent concealment, fraudulent inducement, common law fraud, and deceptive sales practices. Conseco believes this lawsuit is without merit and is defending it vigorously. The ultimate outcome of this lawsuit cannot be predicted with certainty.

                         CONSECO, INC. AND SUBSIDIARIES
                              --------------------

         Conseco, Inc. and its subsidiaries, Conseco Life Insurance Company and Wabash Life Insurance Company, are currently named defendants in a certified nationwide class action lawsuit in the Superior Court for Santa Clara County (California, cause number CV768991) and captioned "John P. Dupell and the John
P. Dupell 1992 Insurance Trust vs. Massachusetts General Life Insurance Company; Life Partners Group, Inc., Wabash Life Insurance Company, Conseco, Inc., Donovan
R. Bolton, et al." The class, approximately 345,000 in number, consists of all persons who purchased universal life insurance policies from Conseco Life Insurance Company, formerly named Massachusetts General Life Insurance Company, between January 1, 1984 and July 23, 1999 (excluding policies where death benefits were paid). The claims involve the changing interest rate climate between the 1980s and the comparatively lower rates in the 1990s, and the resulting lower rates credited to universal life products. The plaintiffs asserted claims of fraud, breach of the covenant of good faith and fair dealing, negligence, negligent misrepresentation, unjust enrichment and related matters. Conseco believes this lawsuit is without merit. We intend to continue defending this action vigorously unless the current settlement discussions and procedures produce a satisfactory outcome. The ultimate outcome of this lawsuit cannot be predicted with certainty.

     Conseco Finance is a defendant in two arbitration proceedings in South Carolina (Lackey v. Green Tree Financial Corporation, n/k/a Conseco Finance Corp. and Bazzle v. Green Tree Financial Corporation, n/k/a Conseco Finance Corp.) where the arbitrator, over Conseco Finance's objection, allowed the plaintiffs to pursue purported class action claims in arbitration. The two purported arbitration classes consist of South Carolina residents who obtained real estate secured credit from Conseco Finance's Manufactured Housing Division (Lackey) and Home Improvement Division (Bazzle) in the early and mid 1990s, and did not receive a South Carolina specific disclosure form relating to selection of attorneys in connection with the credit transactions. The arbitrator, in separate awards issued on July 24, 2000, awarded a total of $26.8 million in penalties and attorneys' fees. Plaintiffs have filed motions in South Carolina courts to have the awards confirmed as judgments. Conseco Finance intends to vigorously challenge the awards and believes that the arbitrator erred by, among other things, conducting class action arbitrations without the authority to do so and misapplying South Carolina law when awarding the penalties. The ultimate outcome of these proceedings cannot be predicted with certainty.

     In addition, the Company and its subsidiaries are involved on an ongoing basis in other lawsuits related to its operations. Although the ultimate outcome of certain of such matters cannot be predicted, such lawsuits currently pending against the Company or its subsidiaries are not expected, individually or in the aggregate, to have a material adverse effect on the Company's consolidated financial condition, cash flows or results of operations.

     ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     At the Company's annual meeting on June 23, 2000, the shareholders elected Lawrence M. Coss, Thomas M. Hagerty, James D. Massey and Dennis E. Murray, Sr. to serve as directors for terms ending in 2003. Directors whose class was not up for election and whose term of office continued after the meeting are Ngaire E. Cuneo, David R. Decatur, Donald F. Gongaware, David V. Harkins, M. Phil Hathaway, John M. Mutz, and Robert S. Nickoloff. Gary C. Wendt was added to the Board of Directors on June 28, 2000. The results of the voting were as follows (there were no broker non-votes):

                                       Lawrence M.        Thomas M.         James D.        Dennis E.
                                          Coss             Hagerty           Massey        Murray, Sr.
                                          ----             -------           ------        -----------

For                                   286,536,272      285,341,409       289,043,360       288,934,684
Withheld                               16,800,538       17,995,401        14,293,450        14,402,126

     At the annual meeting, the shareholders also defeated an advisory proposal advocating the elimination of the classification of the Board of Directors (there were 85,716,319 shares voted for the proposal, 130,095,934 shares voted against the proposal, 3,452,508 abstentions and 58,769,995 broker non-votes).

                         CONSECO, INC. AND SUBSIDIARIES
                              --------------------

     ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

     a) Exhibits.


          10.45 Warrant to Purchase Common Stock of Conseco Finance Corp., dated May 11, 2000, by and between Conseco Finance Corp. and Lehman Brothers Holdings Inc.

          10.46 Agreement, dated May 11, 2000, by and among Conseco, Inc., CIHC, Incorporated and Lehman Brothers Holdings Inc.

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





                                            CONSECO, INC.


    Dated: August 14, 2000            By:   /S/ JAMES S. ADAMS
                                            ---------------------
                                            James S. Adams
                                            Senior Vice President and
                                            Chief Accounting Officer
                                              (authorized officer and chief
                                              accounting officer)