Form 10-Q
period 2000-09-30
CONSECO INC
filed 2000-11-14
CIK 719241

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

                For the quarterly period ended September 30, 2000

       [   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from _____ to _____

                          Commission File Number 1-9250


                                  Conseco, Inc.

       Indiana                                       No. 35-1468632
----------------------                        ----------------------------------
State of Incorporation                        IRS Employer Identification No.


      11825 N. Pennsylvania Street
         Carmel, Indiana  46032                             (317) 817-6100
      -----------------------------                         --------------
Address of principal executive offices                          Telephone


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [ X ] No [ ]


     Shares of common stock outstanding as of October 31, 2000: 325,305,657

================================================================================

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                         CONSECO, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                              (Dollars in millions)

                                     ASSETS


                                                                                               September 30,   December 31,
                                                                                                   2000            1999
                                                                                                   ----            ----
                                                                                                (unaudited)

Investments:
   Actively managed fixed maturities at fair value (amortized cost: 2000 - $23,164.7;
     1999 - $23,690.4)........................................................................    $21,552.3      $22,203.8
   Interest-only securities at fair value (amortized cost: 2000 - $637.2; 1999 - $916.2)......        640.1          905.0
   Equity securities at fair value (cost: 2000 - $310.3; 1999 - $323.7).......................        298.5          312.7
   Mortgage loans.............................................................................      1,460.0        1,274.5
   Policy loans...............................................................................        648.8          664.1
   Venture capital investment in Tritel, Inc. (cost: 2000 - $53.2; 1999 - $53.2)..............        223.4          430.1
   Other invested assets .....................................................................        477.3          641.4
                                                                                                  ---------      ---------

       Total investments......................................................................     25,300.4       26,431.6

Cash and cash equivalents:
   Held by the parent company.................................................................        332.3            1.9
   Held by subsidiaries.......................................................................        932.5        1,685.0
Accrued investment income.....................................................................        486.5          436.0
Finance receivables...........................................................................      5,119.9        5,104.1
Finance receivables - securitized.............................................................     11,604.6        4,730.5
Cost of policies purchased....................................................................      1,988.4        2,258.5
Cost of policies produced.....................................................................      2,523.6        2,087.4
Reinsurance receivables.......................................................................        680.8          728.6
Income tax assets.............................................................................        554.4          209.8
Goodwill......................................................................................      3,847.1        3,927.8
Assets held in separate accounts and investment trust ........................................      2,878.9        2,231.4
Cash held in segregated accounts for investors in securitizations.............................        637.8          853.0
Cash held in segregated accounts related to servicing agreements and securitization
   transactions...............................................................................        547.0          274.0
Cash held in segregated accounts for the payment of debt......................................         86.8            -
Other assets..................................................................................      1,372.9        1,226.3
                                                                                                  ---------      ---------

       Total assets...........................................................................    $58,893.9      $52,185.9
                                                                                                  =========      =========


                            (continued on next page)







               The accompanying notes are an integral part of the
                       consolidated financial statements.


                         CONSECO, INC. AND SUBSIDIARIES

                      CONSOLIDATED BALANCE SHEET, continued
                              (Dollars in millions)

                      LIABILITIES AND SHAREHOLDERS' EQUITY


                                                                                               September 30,   December 31,
                                                                                                   2000            1999
                                                                                                   ----            ----
                                                                                                (unaudited)
Liabilities:
   Liabilities for insurance and asset accumulation products:
     Interest-sensitive products..............................................................    $16,329.3      $17,322.4
     Traditional products.....................................................................      7,801.9        7,537.3
     Claims payable and other policyholder funds..............................................      1,040.0        1,042.3
     Liabilities related to separate accounts and investment trusts...........................      2,878.9        2,231.4
     Liabilities related to certificates of deposit...........................................      1,574.4          870.5
   Investor payables..........................................................................        637.8          853.0
   Other liabilities..........................................................................      1,530.4        1,498.7
   Investment borrowings......................................................................        354.5          828.9
   Notes payable and commercial paper:
     Direct corporate obligations.............................................................      5,189.7        4,624.2
     Direct finance obligations:
       Master repurchase agreements...........................................................      2,642.8        1,620.9
       Credit facility collateralized by retained interests in securitizations................        600.0          499.0
       Other borrowings.......................................................................        418.1          420.2
     Related to securitized finance receivables structured as collateralized borrowings.......     10,944.6        4,641.8
                                                                                                  ---------      ---------

         Total liabilities....................................................................     51,942.4       43,990.6
                                                                                                  ---------      ---------

Minority interest:
   Company-obligated mandatorily redeemable preferred securities of subsidiary trusts.........      2,401.5        2,639.1

Shareholders' equity:
   Preferred stock............................................................................        484.7          478.4
   Common stock and additional paid-in capital (no par value, 1,000,000,000 shares authorized, shares issued and outstanding: 2000 - 325,305,857;
     1999 - 327,678,638)......................................................................      2,908.8        2,987.1
   Accumulated other comprehensive loss.......................................................       (849.0)        (771.6)
   Retained earnings..........................................................................      2,005.5        2,862.3
                                                                                                  ---------      ---------

         Total shareholders' equity...........................................................      4,550.0        5,556.2
                                                                                                  ---------      ---------

         Total liabilities and shareholders' equity...........................................    $58,893.9      $52,185.9
                                                                                                  =========      =========












               The accompanying notes are an integral part of the
                       consolidated financial statements.



                         CONSECO, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF OPERATIONS
                 (Dollars in millions, except per share amounts)
                                   (unaudited)

                                                                           Three months ended              Nine months ended
                                                                              September 30,                  September 30,
                                                                           -------------------           -------------------
                                                                           2000           1999           2000           1999
                                                                           ----           ----           ----           ----
Revenues:
   Insurance policy income...........................................    $1,074.1       $1,017.5       $3,195.2       $3,044.9
   Net investment income.............................................       830.6          667.9        2,773.9        2,071.5
   Gain on sale:
     Securitization transactions.....................................         -            156.7            -            525.3
     Other loan sales................................................         1.9            -              4.5            -
   Net investment losses ............................................       (74.4)         (74.0)        (227.9)         (95.9)
   Fee revenue and other income......................................       123.1          121.6          380.7          354.2
                                                                         --------      ---------      ---------      ---------

       Total revenues................................................     1,955.3        1,889.7        6,126.4        5,900.0
                                                                         --------      ---------      ---------      ---------

Benefits and expenses:
   Insurance policy benefits.........................................     1,000.0          814.7        3,086.7        2,624.9
   Provision for losses..............................................       110.8           28.3          345.5           76.8
   Interest expense..................................................       410.2          135.2        1,006.5          371.3
   Amortization......................................................       128.7          168.1          512.2          472.7
   Other operating costs and expenses................................       418.9          332.2        1,234.9          993.0
   Special charges...................................................       253.3            -            580.5            -
   Impairment charges................................................       205.0          100.1          217.1          183.9
                                                                         --------      ---------      ---------      ---------

       Total benefits and expenses...................................     2,526.9        1,578.6        6,983.4        4,722.6
                                                                         --------      ---------      ---------      ---------

       Income (loss) before income taxes, minority interest,
         extraordinary charge and cumulative effect of
         accounting change...........................................      (571.6)         311.1         (857.0)       1,177.4

Income tax expense (benefit).........................................      (179.8)         122.1         (212.7)         426.8
                                                                         --------      ---------       --------      ---------

       Income (loss) before minority interest, extraordinary charge
         and cumulative effect of accounting change..................      (391.8)         189.0         (644.3)         750.6

Minority interest:
   Distributions on Company-obligated mandatorily redeemable
     preferred securities of subsidiary trusts, net of income taxes..        35.3           33.4          110.0           93.9
                                                                         --------      ---------       --------      ---------

       Income (loss) before extraordinary charge and cumulative
         effect of accounting change.................................      (427.1)         155.6         (754.3)         656.7

Extraordinary charge on extinguishment of debt, net of taxes.........         4.9            -              5.0            -
Cumulative effect of accounting change, net of taxes.................        55.3            -             55.3            -
                                                                         --------      ---------       --------      ---------

       Net income (loss).............................................      (487.3)         155.6         (814.6)         656.7

Preferred stock dividends............................................         2.2            -              8.9             .6
                                                                         --------      ---------       --------      ---------

       Net income (loss) applicable to common stock..................    $ (489.5)     $   155.6       $ (823.5)     $   656.1
                                                                         ========      =========       ========      =========

Earnings (loss) per common share:
   Basic:
     Weighted average shares outstanding............................. 325,300,000    327,000,000    326,168,000    323,741,000
     Income (loss) before extraordinary charge and
       cumulative effect of accounting change........................      $(1.32)          $.48         $(2.34)         $2.03
     Extraordinary charge on extinguishment of debt..................        (.01)           -             (.01)           -
     Cumulative effect of accounting change..........................        (.17)           -             (.17)           -
                                                                           ------         ------        -------        -----

         Net income (loss)...........................................      $(1.50)         $ .48         $(2.52)         $2.03
                                                                           ======          =====         ======          =====

   Diluted:
     Weighted average shares outstanding............................. 325,300,000    332,849,000    326,168,000    331,720,000
     Net income (loss) before extraordinary charge and
       cumulative effect of accounting change........................      $(1.32)          $.47         $(2.34)         $1.98
     Extraordinary charge on extinguishment of debt..................        (.01)           -             (.01)           -
     Cumulative effect of accounting change..........................        (.17)           -             (.17)           -
                                                                           ------           ----         ------          -----

         Net income (loss)...........................................      $(1.50)          $.47         $(2.52)         $1.98
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



                         CONSECO, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                              (Dollars in millions)
                                   (unaudited)

                                                                               Common stock     Accumulated other
                                                                   Preferred  and additional      comprehensive      Retained
                                                          Total      stock    paid-in capital         loss           earnings
                                                          -----      -----    ---------------         ----           --------

Balance, January 1, 2000.............................  $5,556.2     $478.4      $2,987.1           $(771.6)          $2,862.3

   Comprehensive loss, net of tax:
     Net loss........................................    (814.6)       -             -                 -               (814.6)
     Change in unrealized depreciation of
       investments (net of applicable income tax
       benefit of $42.1).............................     (77.4)       -             -               (77.4)               -
                                                       --------


         Total comprehensive loss....................    (892.0)

   Issuance of shares for stock options and for
     employee benefit plans..........................       3.3        -             3.3               -                  -
   Issuance of convertible preferred shares..........       6.3        6.3           -                 -                  -
   Issuance of warrants..............................      21.0        -            21.0               -                  -
   Cost of shares acquired...........................    (102.6)       -          (102.6)              -                  -
   Dividends on common stock.........................     (33.3)       -             -                 -                (33.3)
   Dividends on preferred stock......................      (8.9)       -             -                 -                 (8.9)
                                                       --------     ------      --------           -------           --------

Balance, September 30, 2000..........................  $4,550.0     $484.7      $2,908.8           $(849.0)          $2,005.5
                                                       ========     ======      ========           =======           ========

Balance, January 1, 1999.............................  $5,273.6     $105.5      $2,736.5           $ (28.4)          $2,460.0

   Comprehensive income, net of tax:
     Net income......................................     656.7        -             -                 -                656.7
     Change in unrealized depreciation of
       investments (net of applicable income tax
       benefit of $344.0)............................    (638.0)       -             -              (638.0)               -
                                                       --------

         Total comprehensive income..................      18.7

   Conversion of preferred stock into
     common shares ..................................       -       (105.5)        105.5               -                  -
   Issuance of shares for stock options and for
     employee benefit plans..........................     205.7        -           205.7               -                  -
   Tax benefit related to issuance of shares under
     stock option plans..............................      24.4        -            24.4               -                  -
   Cost of shares acquired...........................     (89.4)       -           (89.4)              -                  -
   Dividends on common stock.........................    (141.1)       -             -                 -               (141.1)
   Dividends on preferred stock......................       (.6)       -             -                 -                  (.6)
                                                       ---------    -------     --------           -------           --------

Balance, September 30, 1999..........................  $5,291.3     $  -        $2,982.7           $(666.4)          $2,975.0
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


                         CONSECO, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                              (Dollars in millions)
                                   (unaudited)

                                                                                                          Nine months ended
                                                                                                           September 30,
                                                                                                         ------------------
                                                                                                         2000          1999
                                                                                                         ----          ----
Cash flows from operating activities:
   Insurance policy income.......................................................................   $  2,945.9      $  2,756.0
   Net investment income.........................................................................      3,007.6         2,137.6
   Points and origination fees...................................................................          -             359.0
   Fee revenue and other income..................................................................        392.0           367.5
   Insurance policy benefits.....................................................................     (2,461.9)       (2,113.9)
   Interest expense..............................................................................       (899.8)         (350.1)
   Policy acquisition costs......................................................................       (643.6)         (625.7)
   Special charges...............................................................................       (202.7)            -
   Other operating costs.........................................................................     (1,276.4)       (1,094.7)
   Taxes.........................................................................................        (37.7)         (280.4)
                                                                                                    ----------      ----------

     Net cash provided by operating activities...................................................        823.4         1,155.3
                                                                                                    ----------      ----------

Cash flows from investing activities:
   Sales of investments..........................................................................      4,705.4        12,839.3
   Maturities and redemptions of investments.....................................................        597.6           821.5
   Purchases of investments......................................................................     (5,718.6)      (15,320.0)
   Cash received from the sale of finance receivables, net of expenses...........................      1,964.0         8,567.2
   Principal payments received on finance receivables............................................      6,225.4         6,718.5
   Finance receivables originated................................................................    (15,602.6)      (18,784.9)
   Other.........................................................................................       (133.0)          (18.2)
                                                                                                    ----------      ----------

     Net cash used by investing activities ......................................................     (7,961.8)       (5,176.6)
                                                                                                    ----------      ----------

Cash flows from financing activities:
   Issuance of Company-obligated mandatorily redeemable preferred securities of
     subsidiary trusts...........................................................................          -             534.3
   Repurchase of Company-obligated mandatorily redeemable preferred securities
     of subsidiary trusts........................................................................       (250.0)            -
   Issuance of common and convertible preferred shares...........................................          0.6           109.6
   Issuance of notes payable and commercial paper................................................     21,030.6        15,318.5
   Payments on notes payable and commercial paper................................................    (13,058.1)      (13,317.7)
   Change in cash held in restricted accounts for settlement of borrowings.......................       (441.1)            -
   Payments for settlement of forward contract and to repurchase equity securities...............       (102.6)          (29.5)
   Investment borrowings.........................................................................       (474.4)          140.9
   Amounts received for deposit products.........................................................      3,720.1         2,935.2
   Withdrawals from deposit products.............................................................     (3,472.5)       (2,186.9)
   Dividends and distributions on Company-obligated mandatorily redeemable preferred
     securities of subsidiary trusts.............................................................       (236.3)         (253.3)
                                                                                                    ----------      ----------

       Net cash provided by financing activities.................................................      6,716.3         3,251.1
                                                                                                    ----------      ----------

       Net decrease in cash and cash equivalents.................................................       (422.1)         (770.2)

Cash and cash equivalents, beginning of period...................................................      1,686.9         1,704.7
                                                                                                    ----------      ----------

Cash and cash equivalents, end of period.........................................................   $  1,264.8      $    934.5
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

     Conseco is a financial services holding company with subsidiaries operating throughout the United States. Our insurance subsidiaries develop, market and administer supplemental health insurance, annuity, individual life insurance and other insurance products. Our finance subsidiaries originate, securitize and service manufactured housing, home equity, retail credit and floorplan loans. Conseco's operating strategy is to grow its business by focusing its resources on the development and expansion of profitable products and strong distribution channels, to seek to achieve superior investment returns through active asset management and to control expenses.

     During the third quarter of 2000, we announced several courses of action with respect to Conseco Finance Corp. ("Conseco Finance"), a wholly owned subsidiary of Conseco, as well as our intent to sell our individual and group major medical insurance lines and certain non-strategic assets held at the parent company level, which are designed to reduce parent company debt over time. These planned actions and the reduction of parent company debt are an integral part of the restructuring of the bank debt which occurred during the third quarter of 2000 (see "Changes in Direct Corporate Obligations"). The actions with respect to Conseco Finance, include: (i) the sale, closing or runoff of five units (i.e., asset-based lending, vendor finance, bankcards, transportation and park construction); (ii) efforts to better utilize existing assets so as to increase cash; and (iii) cost savings and restructuring of ongoing businesses such as the streamlining of the field force in the manufactured housing and home equity lending divisions. The Company believes these contemplated actions offer better opportunities than the previously announced plan to explore the sale of Conseco Finance and the actions are designed to provide a business model which will result in positive cash flow at Conseco Finance. The actions with respect to the sale of certain non-strategic assets include the sales of our investment in the wireless communication company, Tritel, Inc. ("Tritel"), our interest in the riverboat casino in Lawrenceberg, Indiana, and our subprime auto loan portfolio. The Company believes the announced courses of action will generate cash proceeds of approximately $2.0 billion over the next 12 to 15 months; approximately $876 million of cash had been generated through September 30, 2000. However, no assurance can be provided as to the timing, proceeds, or other terms related to the possible disposition of assets, the timing or extent of the cost savings to be achieved, or the amount of the restructuring or other charges to be incurred with respect to these actions.

     Several elements of the plans we previously announced have already been completed:

     (i) We completed the restructuring of the operations of our finance division (see the note entitled "Special Charges and Recent Events");

     (ii) We completed the restructuring of our bank debt (see the note entitled "Changes in Direct Corporate Obligations");

     (iii) We have made significant progress in achieving our asset liquidation and monetization transaction goals. Through November 14, 2000, we have completed transactions which generated cash proceeds in excess of $1.0 billion (approximately $170 million of which represent refinancing or additional indebtedness); and

     (iv) On November 7, 2000, A.M. Best upgraded the financial strength ratings of our principal life insurance subsidiaries to A- (Excellent) from B++ (Very Good). The return of these ratings to A- (Excellent) satisfies a covenant in the recently amended bank credit facilities, well before the required date of March 31, 2001.

     BASIS OF PRESENTATION

     Our unaudited consolidated financial statements reflect normal recurring adjustments that are necessary to present fairly Conseco's financial position and results of operations on a basis consistent with that of our prior audited consolidated financial statements. As permitted by rules and regulations of the Securities and Exchange Commission applicable to

                         CONSECO, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              --------------------

quarterly reports on Form 10-Q, we have condensed or omitted certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles ("GAAP"). We have also reclassified certain amounts from the prior periods to conform to the 2000 presentation. Results for interim periods are not necessarily indicative of the results that may be expected for a full year.

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

     Net income and diluted earnings per share, as previously reported in our Form 10-Q, as amended, for the three and nine months ended September 30, 1999, have been restated to reflect adjustments, principally related to: (i) impairment charges relating to interest-only securities and servicing rights;
(ii) delaying the recognition of revenue from sales of loans to certain commercial paper conduit trusts until the loans were subsequently placed in their final securitization structures; and (iii) adjusting deferred loan origination costs. These changes reduced previously reported net income by $37.8 million, or $.11 per diluted share, and by $131.3 million, or $.40 per diluted share, in the three and nine months ended September 30, 1999, respectively.

     Our consolidated financial statements exclude the results of material transactions between us and our consolidated affiliates, or among our consolidated affiliates.

     CUMULATIVE EFFECT OF ACCOUNTING CHANGE

     During the third quarter of 2000, the Emerging Issues Task Force of the Financial Accounting Standards Board reached a consensus on a new accounting requirement for the recognition of impairments on interest-only securities and other retained beneficial interests in securitized finance assets. The new guidance is summarized in EITF Issue No. 99-20, "Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets" ("EITF 99-20").

     Under the prior accounting rule, declines in the value of our interest-only securities and other retained beneficial interests in securitized financial assets were recognized in the statement of operations when the present value of estimated cash flows discounted at a risk-free rate using current assumptions was less than the carrying value of the interest-only security.

     Under the new accounting rule, declines in value are recognized when: (i) the fair value of the security is less than its carrying value; and (ii) the timing and/or amount of cash expected to be received from the security has changed adversely from the previous valuation which determined the carrying value of the security. When both occur, the security is written down to fair value.

     Although adoption is not required until January 1, 2001, we adopted the new accounting rule on July 1, 2000, as permitted. The cumulative effect of the accounting change for periods prior to July 1, 2000 was a decrease to net income of $55.3 million (net of an income tax benefit of $29.9 million), or $.17 per diluted share. The cumulative effect of the accounting change includes: (i) $45.5 million (net of an income tax benefit of $24.7 million) related to interest-only securities; and (ii) $9.8 million (net of an income tax benefit of $5.2 million) related to other retained beneficial interests in securitized financial assets held by our insurance segment.

                         CONSECO, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              --------------------

     ACCOUNTING FOR INVESTMENTS

     We classify our fixed maturity securities into three categories: (i) "actively managed" (which we carry at estimated fair value); (ii) "trading" (which we carry at estimated fair value); and (iii) "held to maturity" (which we carry at amortized cost). We held $46.1 million of trading securities at September 30, 2000, which we included in "other invested assets." We had no fixed maturity securities in the "held to maturity" category at September 30, 2000.

     Accumulated other comprehensive loss is primarily comprised of unrealized losses on actively managed fixed maturity investments. Such amounts, included in shareholders' equity as of September 30, 2000 and December 31, 1999, were as follows:

                                                                                       September 30,    December 31,
                                                                                           2000             1999
                                                                                           ----             ----
                                                                                           (Dollars in millions)

Unrealized losses on investments...................................................... $(1,662.2)        $(1,504.3)
Adjustments to cost of policies purchased and cost of policies produced...............     327.9             291.2
Deferred income tax benefit...........................................................     485.5             443.4
Other.................................................................................       -                (1.7)
                                                                                       ---------         ---------

     Net unrealized losses on investments.............................................    (848.8)           (771.4)
Minimum pension liability adjustment, net of income tax benefit.......................       (.2)              (.2)
                                                                                       ---------         ---------

     Accumulated other comprehensive loss............................................. $  (849.0)        $  (771.6)
                                                                                       =========         =========

     VENTURE CAPITAL INVESTMENT IN TRITEL, INC.

     Venture capital investments include equity and equity-type investments made by our subsidiary which engages in venture capital investment activity. At the time we enter into these investments, we believe they have high growth or appreciation potential. These investments are carried at estimated fair value, with changes in fair value recognized as investment income. When these venture capital investments are publicly traded, the fair value is generally based upon market prices. When liquidity is limited because of thinly traded securities, limited partnership structures, restricted shares or other special situations, we adjust quoted market prices to produce an estimate of the attainable fair values. We estimate the fair values of securities that are not publicly traded based upon transactions which directly affect the value of such securities and consideration of the investee's financial results, conditions and prospects.

     At September 30, 2000, our principal venture capital investment was 22.6 million common shares of Tritel, a company in the wireless communication business. During 1999, we invested $53.2 million in Tritel. The market values of many companies in this sector have been subject to market valuation volatility in recent periods. We recognized a venture capital gain in net investment income of $354.8 million in the fourth quarter of 1999 and a loss of $216.7 million in the first nine months of 2000, of which $219.9 million was recognized in the third quarter of 2000.

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

                         CONSECO, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              --------------------

     The Financial Accounting Standards Board recently issued Financial Accounting Standards Board Statement No. 140 ("SFAS 140"), which is a replacement of SFAS 125, and a preliminary draft of an implementation guide for SFAS 140 (the "preliminary draft"). The preliminary draft proposes a change that could require the Company to structure securitization transactions in a different manner to avoid recording a sale under the new proposed guidance. The Company is studying the effects of the proposed change, which could be effective for securitization transactions completed after March 31, 2001.

     We classify the finance receivables transferred to the securitization trusts and held as collateral for the notes issued to investors as "finance receivables-securitized." We are generally able to repurchase these receivables from the trust when the aggregate unpaid principal balance reaches 20 percent of the initial principal balance of the finance receivables. The average interest rate earned on these receivables at September 30, 2000, was approximately 11.9 percent. We classify the notes issued to investors in the securitization trusts as "notes payable related to securitized finance receivables structured as collateralized borrowings."

     During the third quarter of 2000, we completed three securitization transactions, securitizing $2.2 billion of finance receivables. During the first nine months of 2000, we have securitized or sold over $6.9 billion of finance receivables. We continue to be able to finance loans through: (i) our warehouse and bank credit facilities; (ii) the sale of securities through securitization transactions; and (iii) whole-loan sales.

     The following table summarizes our finance receivables - securitized by business line and categorized as either: (i) a part of our continuing lines; or
(ii) a part of the business units we have decided to sell, close or runoff (the "discontinued lines"):

                                                                                       September 30,    December 31,
                                                                                           2000             1999
                                                                                           ----             ----
                                                                                             (Dollars in millions)

Continuing lines:
   Manufactured housing............................................................... $ 4,575.2          $  953.0
   Mortgage services..................................................................   4,498.0           2,077.3
   Retail credit......................................................................     738.9               -
   Floorplan..........................................................................     637.0             637.0
                                                                                       ---------          --------

                                                                                        10,449.1           3,667.3
   Less allowance for credit losses...................................................     110.7               4.4
                                                                                       ---------          --------

     Net finance receivables - securitized for continuing lines.......................  10,338.4           3,662.9
                                                                                       ---------          --------

Discontinued lines:
   Consumer finance...................................................................     262.5             278.9
   Transportation.....................................................................     447.4             581.9
   Vendor finance.....................................................................     579.4             216.1
                                                                                       ----------         --------

                                                                                         1,289.3           1,076.9
   Less allowance for credit losses...................................................      23.1               9.3
                                                                                       ---------          --------

     Net finance receivables - securitized for discontinued lines.....................   1,266.2           1,067.6
                                                                                       ---------          --------

     Total finance receivables - securitized.......................................... $11,604.6          $4,730.5
                                                                                       =========          ========

                                       10

                         CONSECO, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              --------------------

     The following table summarizes our other finance receivables by business line and categorized as either: (i) a part of our continuing lines; or (ii) a part of our discontinued lines:

                                                                                       September 30,    December 31,
                                                                                           2000             1999
                                                                                           ----             ----
                                                                                            (Dollars in millions)

Continuing lines:
   Manufactured housing...............................................................  $  770.5         $   795.8
   Mortgage services..................................................................   1,813.2           1,277.0
   Retail credit......................................................................     977.2             867.8
   Floorplan..........................................................................     261.3             602.7
                                                                                        --------          --------

                                                                                         3,822.2           3,543.3
   Less allowance for credit losses...................................................      63.7              38.8
                                                                                        --------          --------

     Net other finance receivables for continuing lines...............................   3,758.5           3,504.5
                                                                                        --------          --------

Discontinued lines:
   Consumer finance...................................................................     580.5             142.2
   Transportation.....................................................................     333.3             337.8
   Vendor finance.....................................................................     203.6             423.3
   Park construction..................................................................     229.3             188.7
   Other  ............................................................................      55.8             543.5
                                                                                        --------          --------

                                                                                         1,402.5           1,635.5
   Less allowance for credit losses...................................................      41.1              35.9
                                                                                        --------          --------

     Net other finance receivables for discontinued lines.............................   1,361.4           1,599.6
                                                                                        --------          --------

     Total other finance receivables..................................................  $5,119.9          $5,104.1
                                                                                        ========          ========

     The changes in the allowance for credit losses included in finance receivables were as follows:

                                                                           Three months ended          Nine months ended
                                                                              September 30,              September 30,
                                                                            ------------------         ------------------
                                                                            2000          1999         2000          1999
                                                                            ----          ----         ----          ----
                                                                                        (Dollars in millions)

Allowance for credit losses, beginning of period.....................      $153.2       $ 55.2       $  88.4       $ 43.0
Additions to the allowance...........................................       156.0 (a)     28.3         298.7         76.8
Credit losses........................................................       (70.6)       (21.9)       (148.5)       (58.2)
                                                                           ------       ------       -------       ------

Allowance for credit losses, end of period...........................      $238.6       $ 61.6       $ 238.6       $ 61.6
                                                                           ======       ======       =======       ======

--------------------
(a) Additions to the allowance for the three months ended September 30, 2000 includes: (i) $91.3 million related to continuing lines and classified as "provision for losses"; (ii) $45.9 million related to discontinued lines and classified as a component of "special charges" (see the note entitled "Special Charges and Recent Events"); and (iii) $18.8 million related to a block of finance receivables purchased during the third quarter of 2000.

     The securitizations structured prior to our September 8, 1999 announcement met the applicable criteria to be accounted for as sales. At the time the loans were securitized and sold, we recognized a gain and recorded our retained interest

                         CONSECO, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              --------------------

represented by the interest-only security. The interest-only security represents the right to receive, over the life of the pool of receivables, the excess of the principal and interest received on the receivables transferred to the special purpose entity over the sum of: (i) principal and interest paid to the holders of other interests in the securitization; and (ii) contractual servicing fees. In some of those securitizations, we also retained certain lower-rated securities that are senior in payment priority to the interest-only securities. Such retained securities had a par value, fair market value and amortized cost of $769.8 million, $475.6 million and $715.7 million, respectively, at September 30, 2000, and were classified as "actively managed fixed maturity securities."

     During the first nine months of 1999, the Company sold $9.2 billion of finance receivables in various securitized transactions and recognized gains of $525.3 million. We recognized no gain on sale related to securitized transactions during the first nine months of 2000.

     The interest-only securities on our consolidated balance sheet represent an allocated portion of the cost basis of the finance receivables in the securitization transactions accounted for as sales related to transactions structured prior to September 8, 1999. We used the following assumptions to adjust the amortized cost to estimated fair value at September 30, 2000 and December 31, 1999. We include the difference between estimated fair value and the amortized cost of the interest-only securities (after adjustments for impairments required to be recognized in earnings) in "accumulated other comprehensive loss, net of taxes."

                                                      Manufactured        Home equity/       Consumer/
September 30, 2000                                       housing        home improvement     equipment           Total
------------------                                       -------        ----------------     ---------           -----
                                                                                (Dollars in millions)

Interest-only securities at fair value.............  $   399.6           $  222.7           $    17.8       $    640.1
Cumulative principal balance of sold finance
   receivables at September 30, 2000...............   20,846.9            7,022.4             2,132.8         30,002.1
Weighted average stated customer interest rate
   on sold finance receivables.....................       10.0%              11.6%               10.8%
Assumptions to determine estimated fair value
   of interest-only securities at September 30, 2000:
     Expected weighted average annual constant
       prepayment rate as a percentage of principal
       balance of related finance receivables (a)..        9.7%              20.6%               22.4%
     Expected nondiscounted credit losses as a
       percentage of principal balance of
       related finance receivables (a).............        8.9%               6.0%                6.4%
     Weighted average discount rate ...............       15.0%              15.0%               15.0%

                                                      Manufactured        Home equity/       Consumer/
December 31, 1999                                        housing        home improvement     equipment           Total
-----------------                                        -------        ----------------     ---------           -----
                                                                                (Dollars in millions)

Interest-only securities at fair value.............  $    528.3          $   318.0           $   58.7        $   905.0
Cumulative principal balance of sold finance
   receivables at December 31, 1999................    22,854.6            8,804.8            3,049.4         34,708.8
Weighted average stated customer interest rate on
   sold finance receivables........................        10.0%              11.5%              11.0%
Assumptions to determine estimated fair value of
   interest-only securities at December 31, 1999:
     Expected weighted average annual constant
       prepayment rate as a percentage of principal
       balance of related finance receivables (a)..         9.4%              21.7%              22.4%
     Expected nondiscounted credit losses as a
       percentage of principal balance of related
       finance receivables (a).....................         9.0%               5.8%               5.1%
     Weighted average discount rate................        14.0%              14.0%              14.0%





                                              CONSECO, INC. AND SUBSIDIARIES

                                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                   --------------------

---------------
(a) The valuation of interest-only securities is affected not only by the projected level of prepayments of principal and net credit losses, but also by the projected timing of such prepayments and net credit losses. Should such timing differ materially from our projections, it could have a material effect on the valuation of our interest-only securities. Additionally, such valuation is determined by discounting cash flows over the entire expected life of the receivables sold.

     As described above under the note entitled "Cumulative Effect of Accounting Change", the Company adopted the requirements of EITF 99-20 effective July 1, 2000. During the third quarter of 2000, management analyzed the assumptions used to determine the estimated fair value of the interest-only securities and made changes to the credit loss assumptions and the discount rate used to determine the value of several securities. These changes were made considering recent adverse default and loss trends and other economic factors. As a result of these changes, the cash flows from interest-only securities changed adversely from previous estimates. Pursuant to the requirements of EITF 99-20, the effect of these changes are reflected immediately in earnings as an impairment charge. The effect of the impairment charge and adjustments to the value of our servicing rights totaled $205.0 million ($133.3 million after income tax benefit) for the third quarter of 2000 (in addition to the cumulative effect of adopting EITF 99-20 of $70.2 million ($45.5 million after the income tax benefit )).

     Activity in the interest-only securities account was as follows:

                                                                                                    Nine months ended
                                                                                                      September 30,
                                                                                                    ------------------
                                                                                                    2000          1999
                                                                                                    ----          ----
                                                                                                   (Dollars in millions)

Balance, beginning of period...................................................................   $ 905.0      $1,305.4
   Additions resulting from securitizations during the period..................................       -           378.6
   Additions resulting from clean-up calls (a).................................................      74.0           -
   Investment income...........................................................................      85.0         137.9
   Cash received...............................................................................    (164.6)       (343.0)
   Impairment charge to reduce carrying value..................................................    (203.2)       (180.1)
   Cumulative effect of change in accounting principle.........................................     (70.2)          -
   Change in unrealized appreciation (depreciation) charged to shareholders' equity............      14.1          (5.8)
                                                                                                  -------      --------

Balance, end of period.........................................................................   $ 640.1      $1,293.0
                                                                                                  =======      ========

---------------
(a) During the first nine months of 2000, clean-up calls were exercised for seven securitizations that were previously recognized as sales. The interest-only securities related to these securitizations had previously been separately securitized with other interest-only securities in transactions recognized as sales. The repurchase of the collateral underlying the seven securitizations triggered a requirement for the Company to repurchase a portion of the interest-only securities.

                         CONSECO, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              --------------------

     Credit quality of managed finance receivables was as follows:


                                                                              September 30,    December 31,
                                                                                  2000             1999
                                                                                  ----             ----
60-days-and-over delinquencies as a percentage of managed finance receivables at period end:
     Manufactured housing....................................................     2.12%             1.57%
     Mortgage services.......................................................      .85              1.00
     Retail credit...........................................................     2.87              3.02
     Floorplan...............................................................      .23               .07
       Total continuing lines................................................     1.67              1.36
     Total discontinued lines................................................     2.07              1.72
       Total.................................................................     1.71%             1.42%

Net credit  losses  incurred  during the last twelve  months as a  percentage  of average managed finance receivables during the period:
     Manufactured housing....................................................     1.47%             1.25%
     Mortgage services.......................................................     1.09               .99
     Retail credit...........................................................     5.17              4.33
     Floorplan...............................................................      .25               .17
       Total continuing lines................................................     1.41              1.20
     Total discontinued lines................................................     3.28              1.97
       Total.................................................................     1.62%             1.31%

Repossessed collateral  inventory as a percentage of managed finance receivables at period end:
     Manufactured housing....................................................     1.23%             1.09%
     Mortgage services.......................................................     2.71              2.29
     Floorplan...............................................................      .37               .07
       Total continuing lines................................................     1.61              1.36
     Total discontinued lines................................................     2.35              1.18
       Total.................................................................     1.68%             1.34%

     CASH HELD IN SEGREGATED ACCOUNTS FOR THE PAYMENT OF DEBT

     Pursuant to the amendment to our bank credit facilities, we have agreed to transfer defined amounts of cash received from asset sales and refinancing transactions to a segregated account for the payment of public debt maturing in 2000 and 2001 (see the note entitled "Changes in Direct Corporate Obligations"). At September 30, 2000, $86.8 million has been transferred to this account. At November 14, 2000, the segregated cash balance exceeds the amount needed to repay the $131.5 million of public debt due in December 2000.

                         CONSECO, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              --------------------

     EARNINGS PER SHARE

     A reconciliation of income (loss) and shares used to calculate basic and diluted earnings per share is as follows:

                                                                           Three months ended          Nine months ended
                                                                              September 30,              September 30,
                                                                            -----------------          ------------------
                                                                            2000          1999         2000          1999
                                                                            ----          ----         ----          ----
                                                                                         (Dollars in millions
                                                                                       and shares in thousands)
Income (loss):
   Net income (loss)..................................................    $(487.3)      $155.6       $(814.6)      $656.7
   Preferred stock dividends..........................................        2.2          -             8.9           .6
                                                                          -------       ------      --------      -------

     Income (loss) applicable to common ownership for basic
       earnings per share.............................................     (489.5)       155.6        (823.5)       656.1

Effect of dilutive securities:
   Preferred stock dividends..........................................        -            -             -             .6
                                                                          -------       ------      --------      -------

     Income (loss) applicable to common ownership and assumed
       conversions for diluted earnings per share.....................    $(489.5)      $155.6       $(823.5)      $656.7
                                                                          =======       ======       =======       ======
Shares:
   Weighted average shares outstanding for basic earnings per share...    325,300      327,000       326,168      323,741
   Effect of dilutive securities on weighted average shares:
     Stock options....................................................        -          1,739           -          2,646
     Employee benefit plans...........................................        -          2,073           -          2,036
     PRIDES...........................................................        -            -             -            590
     Convertible securities...........................................        -          1,752           -          2,612
     Forward purchase agreements......................................        -            285           -             95
                                                                          -------      -------      --------      -------

       Dilutive potential common shares...............................        -          5,849           -          7,979
                                                                          -------      -------       -------      -------

         Weighted average shares outstanding for diluted earnings
           per share..................................................    325,300      332,849       326,168      331,720
                                                                          =======      =======       =======      =======

     There were no dilutive common stock equivalents during the 2000 periods because of the net loss realized by the Company during those periods.

     BUSINESS SEGMENTS

     We manage our business operations through two segments, based on the products offered, in addition to the corporate segment.

     Finance segment. Our finance segment provides a variety of finance products including: loans for the purchase of manufactured housing, home improvements and various consumer products, home equity loans, private label credit card programs, and floorplan financing. These products are primarily marketed through intermediary channels such as dealers, vendors, contractors and retailers.

     Insurance and fee-based segment. Our insurance and fee-based segment provides supplemental health, annuity and life insurance products to a broad spectrum of customers through multiple distribution channels, each focused on a specific market segment. These products are primarily marketed through career agents, professional independent producers and direct marketing. Fee-based activities include services performed for other companies, including: (i) investment management; and (ii) insurance product marketing.

     Corporate and other segment. Our corporate segment includes certain investment activities, such as our venture capital investment in the wireless communication company, Tritel, and our ownership interest in the riverboat casino in

                         CONSECO, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              --------------------

Lawrenceberg, Indiana. In addition, the corporate segment includes interest expense related to the Company's corporate debt, special corporate charges, income from the major medical lines of business which we intend to sell and other income and expenses. Corporate expenses are net of charges to our subsidiaries for services provided by the corporate operations.

                         CONSECO, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              --------------------

Segment operating information was as follows:

                                                                           Three months ended          Nine months ended
                                                                              September 30,              September 30,
                                                                            ------------------         ------------------
                                                                            2000          1999         2000          1999
                                                                            ----          ----         ----          ----
                                                                                        (Dollars in millions)
Revenues:
   Insurance and fee-based segment:
     Insurance policy income:
       Annuities.....................................................    $   41.7       $   51.0      $  109.3       $  111.3
       Supplemental health...........................................       537.0          508.3       1,597.6        1,537.9
       Life..........................................................       224.2          207.6         683.4          650.2
       Other.........................................................        36.4           27.2         111.3          100.5
     Net investment income (a).......................................       474.7          453.9       1,499.5        1,501.3
     Fee revenue and other income (a)................................        34.9           25.3          94.8           79.1
     Net losses from sale of investments (a).........................       (74.4)         (74.0)       (227.9)         (95.9)
                                                                         --------       --------      --------       --------

         Total insurance and fee-based segment revenues..............     1,274.5        1,199.3       3,868.0        3,884.4
                                                                         --------       --------      --------       --------

   Finance segment:
     Net investment income:
       Interest-only securities (a)..................................        28.9           46.8          85.0          137.9
       Manufactured housing..........................................       163.4           26.9         354.8           68.3
       Mortgage services.............................................       184.4           36.1         468.8           82.6
       Consumer/credit card..........................................       101.7           56.3         306.1          134.1
       Commercial....................................................        50.3           29.5         165.6           78.5
       Other (a).....................................................        28.7            9.7          66.4           35.2
     Gain on sale:
       Securitization transactions:
         Manufactured housing........................................         -             67.7           -            277.9
         Mortgage services...........................................         -             48.8           -            186.8
         Consumer/credit card........................................         -             22.4           -             27.0
         Commercial..................................................         -             10.1           -             28.7
         Other.......................................................         -              7.7           -              4.9
       Other loan sales..............................................         1.9            -             4.5            -
     Fee revenue and other income....................................        86.5           95.9         280.6          266.0
                                                                         --------       --------      --------       --------

         Total finance segment revenues..............................       645.8          457.9       1,731.8        1,327.9
                                                                         --------       --------      --------       --------

   Corporate and other:
     Net investment income...........................................        17.5            9.2          41.2           29.8
     Venture capital loss related to investment in Tritel............      (219.9)           -          (216.7)           -
     Revenue from major medical lines, which the Company
       intends to sell...............................................       245.1          231.7         722.9          676.0
                                                                         --------       --------      --------       --------

         Total corporate segment revenues............................        42.7          240.9         547.4          705.8
                                                                         --------       --------      --------       --------

   Eliminations......................................................        (7.7)          (8.4)        (20.8)         (18.1)
                                                                         --------       --------      --------       --------

         Total revenues..............................................     1,955.3        1,889.7       6,126.4        5,900.0
                                                                         --------       --------      --------       --------

Expenses:
   Insurance and fee-based segment:
     Insurance policy benefits.......................................       798.8          667.7       2,493.6        2,177.4
     Amortization....................................................       171.4          134.2         524.7          417.8
     Interest expense................................................         3.7           14.4          13.8           42.8
     Other operating costs and expenses..............................       174.1          121.1         519.4          421.0
                                                                         --------       --------      --------       --------

       Total insurance and fee-based segment expenses................     1,148.0          937.4       3,551.5        3,059.0
                                                                         --------       --------      --------       --------

                                   (continued)

                         CONSECO, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              --------------------

                         (continued from previous page)

                                                                           Three months ended          Nine months ended
                                                                              September 30,              September 30,
                                                                            ------------------         ------------------
                                                                            2000          1999         2000          1999
                                                                            ----          ----         ----          ----
                                                                                        (Dollars in millions)

   Finance segment:
     Provision for losses............................................  $   91.3       $   28.3        $  234.0    $   76.8
     Interest expense................................................     335.2           86.0           806.6       210.2
     Special charges.................................................     226.6            -             290.0         -
     Impairment charges..............................................     205.0          100.1           217.1       183.9
     Other operating costs and expenses..............................     179.3          170.6           587.4       488.0
                                                                       --------       --------        --------    --------

       Total finance segment expenses................................   1,037.4          385.0         2,135.1       958.9
                                                                       --------       --------        --------    --------

   Corporate and other:
     Interest expense on corporate debt..............................      79.3           41.9           207.0       135.1
     Provision for losses............................................      19.5            -             111.5         -
     Expenses from major medical lines, which the Company
       intends to sell...............................................     258.2          206.5           766.8       600.2
     Special charges.................................................      26.7            -             290.5         -
     General corporate expenses, less charges to subsidiaries
       for services provided.........................................     (34.5)          16.2           (58.2)      (12.5)
                                                                       --------       --------        --------    --------

       Total corporate segment expenses..............................     349.2          264.6         1,317.6       722.8
                                                                       --------       --------        --------    --------

   Eliminations......................................................      (7.7)          (8.4)          (20.8)      (18.1)
                                                                       --------       --------        --------    --------

       Total expenses................................................   2,526.9        1,578.6         6,983.4     4,722.6
                                                                       --------       --------        --------    --------

Income (loss) before income taxes and minority interest:
     Insurance and fee-based operations..............................     126.5          261.9           316.5       825.4
     Finance operations..............................................    (391.6)          72.9          (403.3)      369.0
     Corporate interest and other expenses...........................    (306.5)         (23.7)         (770.2)      (17.0)
                                                                       --------       --------        --------    --------

         Income (loss) before income taxes, minority interest
           and extraordinary charge..................................  $ (571.6)      $  311.1        $ (857.0)   $1,177.4
                                                                       ========       ========        ========    ========

--------------------
(a) It is not practicable to provide additional components of revenue by product or service.

     STANDARD & POOR'S 500 INDEX CALL OPTIONS AND INTEREST RATE SWAP AGREEMENTS

     Our equity-indexed annuity products provide a guaranteed base rate of return and a higher potential return linked to the performance of the Standard & Poor's 500 Index ("S&P 500 Index"). We buy S&P 500 Call Options in an effort to hedge potential increases to policyholder benefits resulting from increases in the S&P 500 Index to which the product's return is linked. We include the cost of the S&P 500 Call Options in the pricing of these products. Policyholder account balances for these annuities fluctuate in relation to changes in the values of these options. We reflect changes in the value of these options in net investment income. During the first nine months of 2000 and 1999, net investment income included $8.4 million and $57.8 million, respectively, related to these changes. Such investment income was substantially offset by increases to policyholder account balances. The value of the S&P 500 Call Options was $75.9 million at September 30, 2000. We classify such instruments as other invested assets. We defer the premiums paid to purchase the S&P 500 Call Options and amortize them to investment income over their terms. Such amortization was $92.5 million and $69.8 million

                         CONSECO, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              --------------------

during the first nine months of 2000 and 1999, respectively. The unamortized premium of the S&P 500 Call Options was $63.2 million at September 30, 2000.

     In the past, we have used interest-rate swaps to hedge the interest rate risk associated with our borrowed capital. These agreements were terminated during the first nine months of 2000. We realized a net investment loss of $38.6 million (net of income tax benefit of $20.6 million) related to such terminations during the first nine months of 2000.

     GUARANTEES

     In conjunction with certain sales of finance receivables, we provided guarantees aggregating approximately $1.6 billion at September 30, 2000. We consider any potential payments related to these guarantees in the projected net cash flows used to determine the value of our interest-only securities. We believe the likelihood of a significant loss from such guarantees is remote.

     We have guaranteed bank loans totaling $557.6 million to approximately 170 current and former directors, officers and key employees. The funds were used by the participants to purchase approximately 19.0 million shares of Conseco common stock in open market or negotiated transactions with independent parties. Such shares are held by the bank as collateral for the loans. In addition, Conseco has provided loans to participants for interest on the bank loans totaling $79.2 million. During the third quarter of 2000, the Company negotiated a new guarantee with the banks which expires on December 31, 2003, and is available to participants who qualify and choose to participate in a new lending program. A key goal of the program is to reduce the balance of each participant's bank and interest loans to $25 per share of stock purchased through the program. Such reductions are to occur through cash payments and pay for performance programs. Participants in the new program are required to put to the Company, 75 percent of the value in excess of $25 per share of the shares purchased through this program, as determined on December 31, 2003. A subsidiary of Conseco has pledged $50 million of cash collateral in conjunction with the guarantee of a portion of the bank loans. Conseco also granted a security interest in most of its assets in conjunction with the guarantee of a portion of the bank loans. At September 30, 2000, the guaranteed bank loans exceeded the value of the common stock collateralizing the loans by $405.0 million. All participants have agreed to indemnify Conseco for any loss incurred on their loans. We regularly evaluate these guarantees and loans in light of the collateral and the creditworthiness of the participants. We established an additional noncash provision of $19.5 million ($12.7 million after the income tax benefit) during the third quarter of 2000 and $111.5 million ($72.0 million after the income tax benefit) during the first nine months of 2000 in connection with these guarantees and loans. Such provision is included as a component of the provision for losses. At September 30, 2000, the total reserve for losses on the loan guarantees was $130.4 million.

     REINSURANCE

     The cost of reinsurance ceded totaled $216.5 million and $325.2 million in the first nine months of 2000 and 1999, respectively. We deducted this cost from insurance policy income. Conseco is contingently liable for claims reinsured if the assuming company is unable to pay. Reinsurance recoveries netted against insurance policy benefits totaled $216.0 million and $342.7 million in the first nine months of 2000 and 1999, respectively.

                         CONSECO, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              --------------------

     INCOME TAXES

     A reconciliation of the U.S. statutory corporate income tax rate to the effective rate reflected in the consolidated statement of operations is as follows:

                                                                                                      Nine months ended
                                                                                                        September 30,
                                                                                                     -------------------
                                                                                                     2000           1999
                                                                                                     ----           ----

U.S. statutory corporate rate..................................................................     (35.0)%          35.0%
Nondeductible goodwill amortization............................................................       3.4             2.4
Other nondeductible expenses...................................................................       1.9              .1
State taxes....................................................................................        .4             1.4
Settlement of tax issues.......................................................................         -            (2.7)
Provision for tax issues and other.............................................................       4.5               -
                                                                                                    -----           -----

       Effective tax rate......................................................................     (24.8)%          36.2%
                                                                                                    =====            ====

     CHANGES IN DIRECT CORPORATE OBLIGATIONS

     Notes payable and commercial paper, representing direct corporate obligations, were as follows (interest rates as of September 30, 2000):

                                                                              September 30,    December 31,
                                                                                  2000             1999
                                                                                  ----             ----
                                                                                   (Dollars in millions)

$1.5 billion bank credit facility (9.12%)....................................  $1,500.0           $1,032.0
Other bank credit facilities (9.12%).........................................     563.7                -
Commercial paper.............................................................       -                898.4
7.875% notes due December 2000...............................................     131.5              150.0
7.6% senior notes due 2001...................................................     118.9              118.9
6.4% notes due 2001 to 2003..................................................     800.0              800.0
8.5% notes due 2002..........................................................     450.0              450.0
Notes payable due 2003.......................................................       -                250.0
8.75% notes due 2004.........................................................     788.0                -
6.8% senior notes due 2005...................................................     250.0              250.0
9.0% notes due 2006..........................................................     550.0              550.0
Other........................................................................      92.1              143.5
                                                                               --------           --------

     Total principal amount..................................................   5,244.2            4,642.8
Unamortized net discount.....................................................      54.5               18.6
                                                                               --------           --------

     Direct corporate obligations............................................  $5,189.7           $4,624.2
                                                                               ========           ========

     During the third quarter of 2000, the Company repaid $664.6 million of direct corporate obligations including: (i) $250 million notes payable due 2003; and (ii) $414.6 million of bank credit facilities. The Company also restructured its bank credit facilities. The amended facilities include: (i) a $1.5 billion five year facility (the "$1.5 billion facility"); and (ii) other bank credit facilities due December 31, 2001 (the "near-term facilities").

     The $1.5 billion facility is due December 31, 2003, however, subject to the absence of any default, the Company may further extend its maturity to March 31, 2005, provided that: (i) Conseco pays an extension fee of 3.5 percent of the amount extended; and (ii) cumulative principal payments of at least $150 million have been paid by September 30, 2002 and at least $300 million by September 30, 2003.

     In amending our bank credit facilities, we agreed to the manner in which the proceeds from asset sales and refinancing transactions would be used. Through September 30, 2000, the $876.0 million of proceeds from such transactions were used as follows: (i) $257.1 million was used to repay the notes payable due 2003; (ii) $407.3 million was used to reduce

                         CONSECO, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              --------------------

the total borrowings under our near-term facilities; and (iii) $86.8 million was transferred to a segregated cash account for the payment of public debt maturing in December 2000; (iv) $74.8 million was added to the general cash balance of the Company; and (v) $50.0 million was transferred to a segregated cash account to provide collateral for Conseco's guarantee related to the directors, officers and key employee stock purchase program. Additional amounts have been added to the segregated cash account for the payment of public debt through November 14, 2000; its balance is now $128.5 million.

     Pursuant to the amendment of our bank credit facilities, we have agreed that any amounts received from asset sales or refinancing transactions occurring after September 30, 2000 (with certain exceptions), would be used as follows:
(i) the first $56 million received may be retained by Conseco until we have cash on hand of $330 million; (ii) of the next $599 million received, $86 million would be used to reduce our near-term facilities and $513 million would be added to the segregated cash account for the payment of public debt maturing in 2001;
(iii) the next $200 million received would be added to the segregated cash account for the payment of debt maturing in 2001; (iv) the next available proceeds would be applied 80 percent to reduce our near-term facilities, with the remaining 20 percent retained by Conseco until we have cash on hand of $330 million, and then 100 percent to our near-term facilities until such facilities have been paid in full; and (v) any subsequent proceeds would be applied: (a) 50 percent to repay the $1.5 billion facility and to fund a segregated cash account to provide collateral for Conseco's guarantee related to the directors, officers and key employee stock purchase program (based on the relative balance due under each facility); and (b) the remaining 50 percent would be retained by Conseco. No assurance can be provided as to the timing, proceeds, or other terms related to any potential asset sale or financing transaction.

     The amended bank credit facilities require the Company to maintain various financial ratios and balances, as defined in the agreement including: (i) a debt-to-total capitalization ratio to be less than .450:1.0 at December 31, 2000 and decreasing over time, as defined in the agreement, to 0.300:1.0 at March 31, 2004 and thereafter (such ratio was .43:1 at September 30, 2000); (ii) an interest coverage ratio greater than 1.00:1.0 for the quarter ending December 31, 2000 and increasing over time, as defined in the agreement, to 2.00:1.0 for the four quarters ending December 31, 2003 and thereafter (such ratio was 1.38:1.0 at September 30, 2000); (iii) adjusted earnings, as defined in the agreement, of at least $650 million for the six months ending March 31, 2001 and increasing over time, as defined in the agreement, to $2,175.0 million for the year ending December 31, 2004 (the adjusted earnings for the third quarter of 2000 exceeds one-half of the requirement for the six months ended March 31,
2001); (iv) Conseco Finance tangible net worth, as defined in the agreement, of at least $950.0 million at December 31, 2000; $1.2 billion at December 31, 2001; $1.4 billion at December 31, 2002; $1.65 billion at December 31, 2003; and $2.0 billion at December 31, 2004 (such tangible net worth was in excess of $1.2 billion at September 30, 2000); and (v) an aggregate risk-based capital ratio with respect to our insurance subsidiaries of at least 200 percent (such ratio was greater than 250 percent at September 30, 2000).

     The amended bank credit facilities require the Company's principal insurance subsidiaries to achieve a financial strength rating of A- (Excellent) from A.M. Best by March 31, 2001. On November 7, 2000, A.M. Best upgraded the financial strength rating of our principal life insurance subsidiaries to A- (Excellent) from B++ (Very Good), satisfying the covenant requirement. The amended bank credit facilities also prohibit the payment of cash dividends on our common stock until the Company has received investment grade ratings on its outstanding public debt and all amounts due under the near-term facilities have been paid. The amended bank credit agreements also limit the issuance of additional debt, contingent obligations, liens, asset dispositions, other restrictive agreements, affiliate transactions, change in business and modification of terms of debt or preferred stock, all as defined in the agreements. The obligations under the amended bank credit facilities are guaranteed by CIHC, Incorporated, a wholly owned subsidiary of Conseco, and the ultimate holding company for Conseco's principal operating subsidiaries. In addition, $155 million of our near-term facilities are collateralized by most of Conseco's assets.

     The interest rate on our amended bank credit facilities is based on an IBOR rate plus a margin of 2.5 percent. Borrowings under the former and amended bank credit facilities averaged $1,634.2 million during the first nine months of 2000, at a weighted average interest rate of 7.2 percent.

     Borrowings under our commercial paper program averaged $450.5 million during the first nine months of 2000, at a weighted average interest rate of 6.1 percent. The actions by rating agencies which occurred after March 31, 2000 (see

                         CONSECO, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              --------------------

"Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity of Conseco"), have affected our ability to issue commercial paper.

     On February 7, 2000, the Company completed the public offering of $800.0 million of 8.75 percent notes due February 9, 2004. The notes are unsecured and rank equally with all other unsecured senior indebtedness of Conseco. Proceeds from the offering of approximately $794.3 million (after underwriting discounts and estimated offering expenses) were used to repay outstanding indebtedness.

     During the third quarter of 2000, the Company repurchased $250 million of notes payable due 2003. We recognized an extraordinary loss of $4.9 million (net of income taxes of $2.6 million) related to this repurchase.

     During the second quarter of 2000, we repurchased: (i) $18.5 million par value of the 7.875 percent notes due 2000 for $16.7 million; and (ii) $12 million par value of the 8.75 percent notes due 2004 for $8.7 million. We recognized an extraordinary gain of $3.2 million (net of income taxes of $1.7 million) related to these repurchases.

     CHANGES IN DIRECT FINANCE OBLIGATIONS (EXCLUDING NOTES PAYABLE RELATED TO SECURITIZED FINANCE RECEIVABLES STRUCTURED AS COLLATERALIZED BORROWINGS)

     Notes payable (excluding notes payable related to securitized finance receivables structured as collateralized borrowings) of the finance segment were as follows (interest rates as of September 30, 2000):

                                                                              September 30,    December 31,
                                                                                  2000             1999
                                                                                  ----             ----
                                                                                   (Dollars in millions)

Master repurchase agreements due on various dates in
   2000 and 2001 (7.82%).....................................................  $2,642.8           $1,620.9
Credit facility collateralized by retained interests in securitizations
   due 2001 (8.62%)..........................................................     600.0              499.0
Medium term notes due September 2002 and April 2003 (6.52%)..................     223.7              226.7
10.25% senior subordinated notes due 2002....................................     193.6              193.6
Other........................................................................       3.2                3.1
                                                                               --------           --------

     Total principal amount..................................................   3,663.3            2,543.3

Unamortized net discount.....................................................       2.4                3.2
                                                                               --------           --------

     Direct finance obligations..............................................  $3,660.9           $2,540.1
                                                                               ========           ========

     Amounts borrowed under master repurchase agreements have increased as the balance of finance receivables eligible as collateral for these agreements has increased. At September 30, 2000, we had $4.3 billion in master repurchase agreements, commercial paper conduit facilities and other facilities with various banking and investment banking firms for the purpose of financing our consumer and commercial finance loan production. These facilities typically provide financing of a certain percentage of the underlying collateral and are subject to the availability of eligible collateral and, in many cases, the willingness of the banking firms to continue to provide financing. Some of these agreements provide for annual terms which are extended either quarterly or semi-annually by mutual agreement of the parties for an additional annual term based upon receipt of updated quarterly financial information. At September 30, 2000, we had borrowed $2.6 billion of the $4.3 billion available under such agreements.

     During the third quarter of 2000, the Company amended an agreement with Lehman related to certain master repurchase agreements and the collateralized credit facility. Such amendment significantly reduced the restrictions on intercompany payments from Conseco Finance to Conseco as required by the previous agreement. In conjunction with the amendment, Conseco agreed to convert $750 million principal balance of its intercompany note due from Conseco Finance to $750 million stated value of Conseco Finance 9 percent redeemable cumulative preferred stock (the "intercompany preferred stock"). After such conversion and prepayments made during the third quarter of 2000, the intercompany note had a balance of $916.2 million.

     Pursuant to the amended agreement, Conseco Finance may make the following payments to Conseco: (i) interest on the intercompany note; (ii) payments for products and services provided by Conseco; and (iii) intercompany tax sharing payments. Conseco Finance may also make the following payments to Conseco provided the minimum liquidity requirements defined in the amended agreement are met and the cash payments are applied in the order summarized: (i) unpaid interest on the intercompany note; (ii) prepayments of principal on the intercompany note or repayments of any increase to the intercompany receivable balance; (iii) dividends on the intercompany preferred stock; (iv) redemption of the

                         CONSECO, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              --------------------

intercompany preferred stock; and (v) common stock dividends. The liquidity test of the amended agreement requires Conseco Finance to have minimum levels of cash liquidity immediately after making payments to Conseco. Cash liquidity, as defined, includes unrestricted cash and may include up to $150 million of liquidity available at Conseco Finance's bank subsidiaries and the aggregate amount available to be drawn under Conseco Finance's master repurchase facilities (based on eligible excess collateral pledged to the lender multiplied by the appropriate advance rate). The minimum cash liquidity must equal or exceed $250 million, plus: (i) 50 percent of cash up to $100 million generated by Conseco Finance subsequent to September 21, 2000; and (ii) 25 percent of cash generated by Conseco Finance in excess of $100 million, provided the total minimum cash liquidity shall not exceed $350 million and the cash generated by Conseco Finance (used in the calculation to increase the minimum) will exclude operating cash flows and the net proceeds received from certain asset sales and other events listed in the amended agreement (which are consistent with the courses of actions we have previously announced).

     The amended agreement requires Conseco Finance to maintain various financial ratios, commencing December 31, 2000, as defined in the agreement. These ratios include: (i) an adjusted tangible net worth of at least $1.95 billion (such balance was in excess of $2.1 billion at September 30, 2000); (ii) a fixed charge coverage ratio of not less than 1.0:1.0 for the three-month period ending December 31, 2000, and defined periods thereafter (such ratio was in excess of 1.0:1.0 for the quarter ended September 30, 2000); (iii) a ratio of net worth to total managed receivables of not less than 4:100 (such ratio exceeded 4.80:100 at September 30, 2000); and (iv) a ratio of total non-warehouse debt (excluding master repurchase agreements and the collateralized credit facility) to net worth of less than 1.0:2.0 (such ratio was less than .5:2.0 at September 30, 2000).

     NOTES PAYABLE RELATED TO SECURITIZED FINANCE RECEIVABLES STRUCTURED AS COLLATERALIZED BORROWINGS

     Notes payable related to securitized finance receivables structured as collateralized borrowings were $10,944.6 million at September 30, 2000. The principal and interest on these notes are paid using the cash flows from the underlying finance receivables which serve as collateral for the notes. Accordingly, the timing of the principal payments on these notes is dependent on the payments received on the underlying finance receivables which back the notes. The average interest rate on these notes at September 30, 2000 was 7.6 percent.

     CHANGES IN MINORITY INTEREST

     In April 2000, the Company and the holder of the Redeemable Hybrid Income Overnight Shares ("RHINOS") agreed to the repurchase by the Company of the RHINOS at their $250 million par value. The Company recognized an extraordinary loss of $3.3 million (net of income taxes of $1.8 million) in the second quarter of 2000 related to the redemption.

     CHANGES IN PREFERRED STOCK

     On December 15, 1999, we issued $500.0 million (2.6 million shares) of Series F Common-Linked Convertible Preferred Stock (the "Series F Preferred Stock") to Thomas H. Lee Company and affiliated investors. The Series F Preferred Stock is convertible into Conseco common stock at a common equivalent rate of $19.25 per share. The Series F Preferred Stock pays a 4 percent dividend, of which an amount at least equal to the common stock dividend will be payable in cash, and the remainder may be paid in additional Series F shares valued at $19.25 per share. In September

                         CONSECO, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              --------------------

2000, we suspended the payment of common stock dividends, so the entire third quarter dividend on the Series F shares was paid in additional Series F shares. The Series F Preferred Stock ranks senior to the common stock outstanding and has a liquidation preference of $192.50 per share plus all declared and unpaid dividends.

     In February 1999, we redeemed all $105.5 million (carrying value) of outstanding shares of Preferred Redeemable Increased Dividend Equity Securities, 7% PRIDES Convertible Preferred Stock ("PRIDES") in exchange for 5.9 million shares of Conseco common stock.

     CHANGES IN COMMON STOCK

     Changes in the number of shares of common stock outstanding were as follows:

                                                                                                      Nine months ended
                                                                                                        September 30,
                                                                                                     -------------------
                                                                                                     2000           1999
                                                                                                     ----           ----
                                                                                                     (Shares in thousands)

Balance, beginning of period...................................................................    327,679        315,844
   Stock options exercised.....................................................................         82          5,066
   Issuance of shares..........................................................................        -            3,115
   Common shares converted from PRIDES.........................................................        -            5,904
   Settlement of forward contract and common stock acquired....................................     (4,247)        (2,900)
   Shares issued under employee benefit compensation plans.....................................      1,792             89
                                                                                                   -------        -------

Balance, end of period.........................................................................    325,306        327,118
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

     RECENTLY ISSUED ACCOUNTING STANDARDS

     Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), as amended by Statement of Financial Accounting Standards No. 137, "Deferral of the Effective Date of FASB Statement No. 133" requires all derivative instruments to be recorded on the balance sheet at estimated fair value. Changes in the fair value of derivative instruments are to be recorded each period either in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, on the type of hedge transaction. Currently, we are continuing our implementation efforts, including reviewing investments and other financial instruments for potential embedded derivatives, and finalizing the actual impact of adopting SFAS 133 as of its required implementation date of January 1, 2001.

     Effective July 1, 2000, the Company adopted the new accounting principles required by EITF 99-20 (see note entitled "Cumulative Effect of Accounting Change").

     The Financial Accounting Standards Board recently issued SFAS 140 and a preliminary draft of an implementation guide which could affect future loan securitization transactions (see note entitled "Finance Receivables and Interest-Only Securities.")

                         CONSECO, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              --------------------

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

     A total of forty-five suits were filed against the Company in the United States District Court for the Southern District of Indiana. Nineteen of these cases were putative class actions on behalf of persons or entities that purchased the Company's common stock during alleged class periods that generally run from April 1999 through April 2000. Two cases were putative class actions on behalf of persons or entities that purchased the Company's bonds during the same alleged class periods. Three cases were putative class actions on behalf of persons or entities that purchased or sold option contracts, not issued by the Company, on the Company's common stock during the same alleged class periods. One case was a putative class action on behalf of persons or entities that purchased the Company's "Feline Pride" convertible preferred stock instruments during the same alleged class periods. With four exceptions, in each of these twenty-five cases two former officers/directors of the Company are named as defendants. In each case, the plaintiffs assert claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. In each case, plaintiffs allege that the Company and the individual defendants violated the federal securities laws by, among other things, making false and misleading statements about the current state and future prospects of Conseco Finance (particularly with respect to performance of certain loan portfolios of Conseco Finance) which allegedly rendered the Company's financial statements false and misleading. The Company believes that these lawsuits are without merit and intends to defend them vigorously. The ultimate outcome of these lawsuits cannot be predicted with certainty.

     Eleven of the cases in the United States District Court were filed as purported class actions on behalf of persons or entities that purchased preferred securities issued by various Conseco Financing Trusts, including Conseco Financing Trust V, Conseco Financing Trust VI, and Conseco Financing Trust VII. Each of these complaints named as defendants the Company, the relevant trust (with two exceptions), two former officers/directors of the Company, and underwriters for the particular issuance (with one exception). One complaint also named an officer and all of the Company's directors at the time of issuance of the preferred stock by Conseco Financing Trust VII. In each case, plaintiffs assert claims under Section 11 and Section 15 of the Securities Act of 1933, and the eight complaints also asserted claims under Section 12(a)(2) of that Act. Two complaints also asserted claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and one complaint also asserted a claim under Section 10(b) of that Act. In each case, plaintiffs alleged that the defendants violated the federal securities laws by, among other things, making false and misleading statements, in Prospectuses and/or Registration Statements related to the issuance of preferred securities by the Trust involved, regarding the current state and future prospects of Conseco Finance (particularly with respect to performance of certain loan portfolios of Conseco Finance) which allegedly rendered the disclosure documents false and misleading.

                         CONSECO, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              --------------------


     All of the securities cases have now been consolidated into one case in the United States District Court for the Southern District of Indiana, captioned:
"In Re Conseco, Inc. Securities Litigation", cause number IP00-585-C- Y/S. An amended complaint is expected to be filed on or about December 13, 2000. The Company intends to defend this lawsuit vigorously. The ultimate outcome cannot be predicted with certainty.

     Nine shareholder derivative suits were filed in United States District Court. The complaints named as defendants the current directors, certain former directors, certain non-director officers of the Company (in one case), and, alleging aiding and abetting liability, certain banks which allegedly made loans in relation to the Company's "Stock Purchase Plan" (in these cases). The Company is also named as a nominal defendant in each complaint. Plaintiffs allege that the defendants breached their fiduciary duties by, among other things, intentionally disseminating false and misleading statements concerning the acquisition, performance and proposed sale of Conseco Finance, and engaged in corporate waste by causing the Company to guarantee loans that certain officers, directors and key employees of the Company used to purchase stock under the Stock Purchase Plan. These cases have now been consolidated into one case in the United States District Court for the Southern District of Indiana, captioned:
"In Re Conseco, Inc. Derivative Litigation", cause number IP00655-C-Y/S. An amended complaint is expected to be filed on or about December 13, 2000. Three similar cases have been filed in the Hamilton County Superior Court in Indiana. Schweitzer v. Hilbert, et al., Cause No. 29001-0004CP251; Evans v. Hilbert, et al., Cause No. 29001-0005CP308 (both Schweitzer and Evans name as defendants certain non-director officers); Gintel v. Hilbert, et al., Cause No. 29003-0006CP393 (naming as defendants, and alleging aiding and abetting liability as to, banks which allegedly made loans in relation to the Stock Purchase Plan). The Company believes that these lawsuits are without merit and intends to defend them vigorously. The ultimate outcome of these lawsuits cannot be predicted with certainty.

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

     Conseco, Inc. and its subsidiaries, Conseco Life Insurance Company and Wabash Life Insurance Company, are currently named defendants in a certified nationwide class action lawsuit in the Superior Court for Santa Clara County (California, cause number CV768991) and captioned "John P. Dupell and the John
P. Dupell 1992 Insurance Trust v. Massachusetts General Life Insurance Company; Life Partners Group, Inc., Wabash Life Insurance Company, Conseco, Inc., Donovan
R. Bolton, et al." The class, approximately 345,000 in number, consists of all persons who purchased universal life insurance policies from Conseco Life Insurance Company, formerly named Massachusetts General Life Insurance Company, between January 1, 1984 and July 23, 1999 (excluding policies where death benefits were paid). The claims involve the changing interest rate climate between the 1980s and the comparatively lower rates in the 1990s, and the resulting lower rates credited to universal life products. The plaintiffs asserted claims of fraud, breach of the covenant of good faith and fair dealing, negligence, negligent misrepresentation, unjust enrichment and related matters. Conseco believes this lawsuit is without merit. We intend to continue defending this action vigorously unless the current settlement discussions and procedures produce a satisfactory outcome. The ultimate outcome of this lawsuit cannot be predicted with certainty.

     Conseco Finance is a defendant in two arbitration proceedings in South Carolina (Lackey v. Green Tree Financial Corporation, n/k/a Conseco Finance Corp. and Bazzle v. Green Tree Financial Corporation, n/k/a Conseco Finance Corp.) where the arbitrator, over Conseco Finance's objection, allowed the plaintiffs to pursue purported class action claims in arbitration. The two purported arbitration classes consist of South Carolina residents who obtained real estate secured credit from Conseco Finance's Manufactured Housing Division (Lackey) and Home Improvement Division (Bazzle) in the early and mid 1990s, and did not receive a South Carolina specific

                         CONSECO, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              --------------------

disclosure form relating to selection of attorneys in connection with the credit transactions. The arbitrator, in separate awards issued on July 24, 2000, awarded a total of $26.8 million in penalties and attorneys' fees. Plaintiffs have filed motions in South Carolina courts to have the awards confirmed as judgments. The Bazzle award was confirmed as a judgment and the matter is currently on appeal. The Lackey award has not been confirmed as a judgment. Conseco Finance intends to vigorously challenge the awards and believes that the arbitrator erred by, among other things, conducting class action arbitrations without the authority to do so and misapplying South Carolina law when awarding the penalties. The ultimate outcome of these proceedings cannot be predicted with certainty.

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

                         CONSECO, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              --------------------

     CONSOLIDATED STATEMENT OF CASH FLOWS

     The following disclosures supplement our consolidated statement of cash flows:

                                                                                                    Nine months ended
                                                                                                      September 30,
                                                                                                    ------------------
                                                                                                    2000          1999
                                                                                                    ----          ----
                                                                                                   (Dollars in millions)
Cash flows from operating activities:
   Net income (loss)...........................................................................   $(814.6)      $  656.7
   Adjustments to reconcile net income (loss) to net cash provided by operating activities:
       Gain on sale of finance receivables.....................................................      (4.5)        (525.3)
       Points and origination fees received....................................................       -            359.0
       Interest-only securities investment income..............................................     (85.0)        (137.9)
       Cash received from interest-only securities.............................................     164.6          343.0
       Servicing income........................................................................     (85.8)        (123.7)
       Cash received from servicing activities.................................................      97.1          137.0
       Provision for losses....................................................................     345.5           76.8
       Amortization and depreciation...........................................................     548.3          495.4
       Income taxes............................................................................    (342.0)         180.9
       Insurance liabilities...................................................................     375.5          222.1
       Accrual and amortization of investment income...........................................     154.1         (136.1)
       Deferral of cost of policies produced and purchased.....................................    (643.6)        (625.7)
       Impairment charges......................................................................     217.1          183.9
       Special charges.........................................................................     377.8            -
       Cumulative effect of change in accounting...............................................      85.2            -
       Minority interest.......................................................................     169.2          144.5
       Net investment losses...................................................................     227.9           95.9
       Other...................................................................................      36.6         (106.1)
       Payment of taxes in settlement of prior years...........................................       -            (85.1)
                                                                                                  -------       --------

         Net cash provided by operating activities.............................................   $ 823.4       $1,155.3
                                                                                                  =======       ========

                                                                                                       Nine months ended
                                                                                                         September 30,
                                                                                                       ------------------
                                                                                                       2000          1999
                                                                                                       ----          ----
                                                                                                      (Dollars in millions)

Non-cash items not reflected in the investing and financing  activities sections of the consolidated statement of cash flows:
     Issuance of common stock under stock option and employee benefit plans.......................     $  2.7      $  3.7
     Issuance of convertible preferred shares.....................................................        6.3         -
     Issuance of warrants to Lehman...............................................................       48.1         -
     Issuance of warrants to General Electric Corporation.........................................       21.0         -
     Tax benefit related to the issuance of common stock under employee benefit plans.............        -          24.4
     Conversion of preferred stock into common stock..............................................        -         138.0

                         CONSECO, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              --------------------

     SPECIAL CHARGES AND RECENT EVENTS

     The following table summarizes the special charges incurred by the Company during the third quarter of 2000 and for the nine months ended September 30, 2000, which are further described in the paragraphs which follow:


                                                                              Three months      Nine months
                                                                                  ended            ended
                                                                              September 30,    September 30,
                                                                                  2000             2000
                                                                                  ----             ----
                                                                                  (Dollars in millions)

Advisory and professional fees related to debt restructuring................     $  7.2             $  7.2

Restructuring of finance business:
     Lower of cost or market adjustment for finance receivables
       identified for sale..................................................      103.3              103.3
     Loss on sale of asset-based loans......................................       68.2               68.2
     Loss on sale of subprime automobile and bankcard business, net.........        3.4               61.9
     Costs related to closing offices and streamlining businesses...........       29.5               29.5
     Abandonment of computer processing systems.............................       35.8               35.8
     Advisory fees and warrant paid and/or issued to Lehman
       and other investment banks...........................................        -                117.1

Executive contracts:
     Executive termination payment .........................................        -                 72.5
     Chief Executive Officer signing payment................................        -                 45.0
     Warrants granted to General Electric Corporation.......................        -                 21.0

Other items.................................................................        5.9               19.0
                                                                                 ------             ------

         Special charges before income tax benefit..........................      253.3              580.5

Income tax benefit related to special charges...............................       78.7              152.3
                                                                                 ------             ------

         Special charges, net of income tax benefit.........................     $174.6             $428.2
                                                                                 ======             ======

     Advisory and professional fees related to debt restructuring

     During the third quarter of 2000, we incurred $7.2 million of non-deferrable advisory and professional fees related to the restructuring of our bank credit facilities.

     Lower of cost or market adjustment for finance receivables identified for sale

     On July 27, 2000, we announced several courses of action to restructure our finance business, including the sale or runoff of the finance receivables of several business lines. The carrying value of the loans held for sale has been reduced to the lower of cost or market, consistent with our accounting policy for such loans. The reduction in value of these loans of $103.3 million (including a $45.9 million increase to the allowance for credit losses) primarily relates to transportation finance receivables (primarily loans for the purchase of trucks and buses). These loans have experienced a significant decrease in value as a result of the adverse economic effect that the recent increases in oil prices and competition have had on borrowers in the transportation business.

                         CONSECO, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              --------------------

     Loss on sale of asset-based loans

     During the third quarter of 2000, we sold asset-based loans with a carrying value of $216.1 million in whole loan sale transactions. We recognized a loss of $68.2 million on these sales.

     Loss on sale of subprime automobile and bankcard business

     During the second quarter of 2000, we sold all of the finance receivables of our subprime automobile financing and servicing companies and terminated their operations. In addition, the Company sold substantially all of its bankcard (Visa and Mastercard) portfolio. We recognized a net loss on these sales of $61.9 million.

     Costs related to closing offices and streamlining businesses

     Our restructuring activities included the closing of several branch offices and streamlining our businesses. These activities included a reduction in the work force of approximately 1,700 employees. The Company incurred a charge of $6.9 million related to severance costs paid to terminated employees in the third quarter of 2000. The Company also incurred lease termination and direct closing costs of $12.3 million associated with the branch offices closed in conjunction with the restructuring activities. In addition, fixed assets and leasehold improvements of $10.3 million were abandoned when the branch offices were closed.

     Abandonment of computer processing systems

     During the third quarter of 2000, we recorded a $35.8 million charge to write off the carrying value of capitalized computer software costs for projects that have been abandoned in conjunction with our restructuring. These costs are primarily associated with: (i) computer processing systems under development that would require significant additional expenditures to complete and that are inconsistent with our current business plan; and (ii) computer systems related to the lines of business discontinued by the Company and therefore are no longer required.

     Advisory fees and warrant paid and/or issued to Lehman and other investment banks

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

     During the second and third quarters of 2000, we repurchased a significant portion of the finance receivables sold to Lehman. These finance receivables were subsequently included in securitization transactions structured as financings. The cost of the finance receivables purchased from Lehman did not differ materially from the book value of the loans prior to their sale to Lehman.

     Lehman has also amended its master repurchase financing facilities with our finance operations to expand the types of assets financed. As partial consideration for the financing transaction, Lehman received a warrant, with a nominal exercise price, for five percent of the common stock of Conseco Finance. The warrant has a five-year term. After three years, the holder of the warrant or Conseco Finance may cause the warrant and any stock issued upon its exercise to be purchased for cash at an appraised value. Since the warrant permits cash settlement at fair value at the option of the holder of the warrant, it has been classified as a liability measured at fair value, with changes in its value reported in earnings. The warrant would be cancelled in certain circumstances in the event the holder thereof or an affiliate participates in a group that purchases Conseco Finance. The initial $48.1 million estimated value of the warrant was recognized as an expense during the second quarter of 2000. The estimated fair value of the warrant did not change materially during the third quarter of 2000.

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

     In 1999, the parent company contributed certain assets then having a book value of approximately $300 million to a subsidiary of Conseco Finance in exchange for additional shares of Conseco Finance common stock. The stock of this subsidiary was distributed back to Conseco in 2000, concurrently with the Lehman transaction, at book value.

     Executive Terminations

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

     Executive Hiring

     On June 28, 2000, the Company hired Gary C. Wendt as its Chief Executive Officer. Pursuant to the terms of his employment agreement, Mr. Wendt received a payment of $45 million (prior to required withholdings for taxes) and was granted options to purchase an aggregate of 10,000,000 shares of Conseco common stock at a price of $5.875 per share (the average of the high and low sales price on the New York Stock Exchange on the date on which the substantial terms of Mr. Wendt's employment were agreed to). The options vest over the next five years and expire on June 28, 2010. The Company also issued 3,200,000 shares of restricted stock to Mr. Wendt. The restrictions on the stock lapse if Mr. Wendt remains employed by Conseco through June 30, 2002, or upon a "change in control" of the Company. The value of the restricted shares ($18.8 million) will be recognized as an expense to the Company over the two year period ending June 30, 2002. Mr. Wendt is also being provided certain supplemental retirement, insurance and other benefits under the terms of his employment agreement.

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

                         CONSECO, INC. AND SUBSIDIARIES
                              --------------------

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     In this section, we review Conseco's consolidated results of operations for the three and nine months ended September 30, 2000 and 1999, and significant changes in our consolidated financial condition. Please read this discussion in conjunction with the accompanying consolidated financial statements and notes.

     Consolidated results and analysis

     The net loss applicable to common stock of $489.5 million in the third quarter of 2000, or $1.50 per diluted share, included: (i) net investment losses (including related costs, amortization and taxes) of $42.8 million, or 13 cents per share; (ii) a loss of $107.6 million, or 33 cents per share, related to our venture capital investment in Tritel; (iii) special items of $380.9 million, or $1.17 per share (including the special charges of $174.6 million (net of an income tax benefit of $78.7 million) as summarized in the note to the consolidated financial statements entitled "Special Charges and Recent Events"; the provision for loss of $12.7 million (net of an income tax benefit of $6.8 million) related to the Company's guarantee of bank loans made to directors, officers and key employees to purchase shares of Conseco common stock; an impairment charge of $133.3 million (net of an income tax benefit of $71.7 million) related to the Company's interest-only securities and servicing rights; the cumulative effect of an accounting change of $55.3 million (net of an income tax benefit of $29.9 million) related to new requirements for the valuation of interest-only securities; and the extraordinary charge of $4.9 million (net of an income tax benefit of $2.6 million) related to the early retirement of debt); and (iv) the net loss of $8.6 million, or 2 cents per share, related to the major medical lines of business which we intend to sell. Net income applicable to common stock of $155.6 million in the third quarter of 1999, or 47 cents per diluted share, included: (i) net investment losses of $48.1 million, or 14 cents per share; (ii) an impairment charge of $63.1 million, or 19 cents per share, to reduce the value of interest-only securities and servicing rights; and (iii) the net income of $16.3 million, or 5 cents per share, related to the major medical lines of business we intend to sell. The aforementioned special and impairment charges are explained in more detail in the notes to the accompanying consolidated financial statements.

     The net loss applicable to common stock of $823.5 million in the first nine months of 2000, or $2.52 per diluted share, included: (i) net investment losses (including related costs, amortization and taxes) of $127.4 million, or 39 cents per share; (ii) a loss of $107.2 million, or 33 cents per share, related to our venture capital investment in Tritel; (iii) special items of $701.8 million, or $2.15 per share (including the special charges of $428.2 million (net of an income tax benefit of $152.3 million) as summarized in the note to the consolidated financial statements entitled "Special Charges and Recent Events"; the provision for loss of $72.0 million (net of an income tax benefit of $39.5 million) related to the Company's guarantee of bank loans made to directors, officers and key employees to purchase shares of Conseco common stock; an impairment charge of $141.3 million (net of an income tax benefit of $75.8 million) related to the Company's interest-only securities and servicing rights; the cumulative effect of an accounting change of $55.3 million (net of an income tax benefit of $29.9 million) related to new requirements for the valuation of interest-only securities; and the extraordinary charge of $5.0 million (net of an income tax benefit of $2.6 million) related to the early retirement of debt); and (iv) the net loss of $28.7 million, or 9 cents per share, related to the major medical lines of business which we intend to sell. Net income applicable to common stock of $656.1 million in the first nine months of 1999, or $1.98 per diluted share, included: (i) net investment losses of $72.8 million, or 22 cents per share; (ii) an impairment charge of $115.9 million, or 35 cents per share, to reduce the value of interest-only securities and servicing rights; and (iii) the net income of $49.3 million, or 5 cents per share, related to the major medical lines of business we intend to sell. The aforementioned special and impairment charges are explained in more detail in the notes to the accompanying consolidated financial statements.

     Total revenues in the third quarters of 2000 and 1999 included net investment losses of $74.4 million and $74.0 million, respectively. Excluding net investment losses, total revenues were $2,029.7 million in the third quarter of 2000, up 3.4 percent from $1,963.7 million in the third quarter of 1999. Total revenues in the first nine months of 2000 and 1999 included net investment losses of $227.9 million and $95.9 million, respectively. Excluding net investment losses, total revenues were $6,354.3 million in the first nine months of 2000, up 6.0 percent from $5,995.9 million in the first nine months of 1999.

     We evaluate the performance and determine future earnings goals based on operating earnings which are defined as income before: (i) net investment gains (losses)(less that portion of amortization of cost of policies purchased and cost of

                         CONSECO, INC. AND SUBSIDIARIES
                              --------------------

policies produced and income taxes relating to such gains (losses)); (ii) the venture capital income (loss) related to our investment in Tritel; (iii) special items not related to the continuing operations of our businesses; and (iv) the net income (loss) related to the major medical lines of business we intend to sell. Operating earnings are determined by adjusting GAAP net income for the above mentioned items. While these items may be significant components in understanding and assessing our consolidated financial performance, we believe that the presentation of operating earnings enhances the understanding of our results of operations by highlighting net income attributable to the normal, recurring operations of the business and by excluding events that materially distort trends in net income. However, operating earnings are not a substitute for net income determined in accordance with GAAP.

     Results of operations by segment for the three and nine months ended September 30, 2000 and 1999

     The following tables and narratives summarize our results by segment.

                                                                           Three months ended          Nine months ended
                                                                              September 30,              September 30,
                                                                            ------------------         ------------------
                                                                            2000          1999         2000          1999
                                                                            ----          ----
                                                                                        (Dollars in millions)

Operating earnings before taxes:
   Insurance and fee based segment operating earnings................   $ 192.3        $ 335.8         $ 512.5       $  937.3
   Finance segment operating earnings................................      40.0          173.0           103.8          552.9
                                                                        -------        -------         -------       --------

     Subtotal........................................................     232.3          508.8           616.3        1,490.2
                                                                        -------        -------         -------       --------

Holding company activities:
   Interest expense..................................................     (79.3)         (41.9)         (207.0)        (135.1)
   Other, net........................................................      (2.2)          (6.9)           47.7           42.3
                                                                        -------        -------         -------       --------

     Operating earnings from continuing operations before taxes and
       preferred stock dividends.....................................     150.8          460.0           457.0        1,397.4

Taxes  ..............................................................     (62.9)        (176.1)         (196.4)        (507.4)
Preferred stock dividends (including dividends on preferred
   securities of subsidiary trusts, net of tax)......................     (37.5)         (33.4)         (118.9)         (94.5)
                                                                        -------        -------         -------       --------

     Operating earnings from continuing operations...................      50.4          250.5           141.7          795.5
                                                                        -------        -------         -------       --------

   Net realized gains (losses).......................................     (42.8)         (48.1)         (127.4)         (72.8)
   Venture capital loss from investment in Tritel....................    (107.6)           -            (107.2)           -
   Special charges...................................................    (380.9)         (63.1)         (701.9)        (115.9)
   Major medical lines, which the Company intends to sell............      (8.6)          16.3           (28.7)          49.3
                                                                        -------        -------         -------       --------

Net income (loss) applicable to common stock.........................   $(489.5)       $ 155.6         $(823.5)      $  656.1
                                                                        =======        =======         =======       ========

                         CONSECO, INC. AND SUBSIDIARIES
                              --------------------

Insurance and fee-based operations

                                                                           Three months ended          Nine months ended
                                                                              September 30,              September 30,
                                                                            ------------------         ------------------
                                                                            2000          1999         2000          1999
                                                                            ----          ----         ----          ----
                                                                                        (Dollars in millions)
Premiums and asset accumulation product collections:
   Annuities........................................................... $   480.2    $   592.5      $ 1,759.4     $ 1,875.8
   Supplemental health.................................................     531.7        538.0        1,692.4       1,646.9
   Life................................................................     240.4        270.1          727.6         736.2
   Individual and group major medical..................................     223.5        220.2          697.2         636.2
                                                                        ----------   ---------      ---------     ---------

       Total collections on insurance products.........................   1,475.8      1,620.8        4,876.6       4,895.1

   Mutual funds........................................................     224.0         78.3          656.7         243.3
                                                                        ---------    ---------      ---------     ---------

       Total premiums and asset accumulation product collections....... $ 1,699.8    $ 1,699.1      $ 5,533.3     $ 5,138.4
                                                                        =========    =========      =========     =========

Average liabilities for insurance and asset accumulation products:
   Annuities:
     Mortality based................................................... $   459.3    $   567.0      $   455.5     $   648.5
     Equity-linked.....................................................   2,609.4      1,785.7        2,525.5       1,585.8
     Deposit based.....................................................   9,366.5     10,865.9        9,804.1      10,921.4
   Separate accounts and investment trust liabilities..................   2,814.8      1,758.5        2,664.0       1,617.4
   Health..............................................................   4,808.4      4,327.0        4,708.7       4,287.8
   Life:
     Interest sensitive................................................   4,280.6      4,084.2        4,265.3       4,097.3
     Non-interest sensitive............................................   2,664.6      2,775.6        2,699.4       2,823.1
                                                                        ---------    ---------      ---------     ---------

       Total average liabilities for insurance and asset
         accumulation products, net of reinsurance ceded............... $27,003.6    $26,163.9      $27,122.5     $25,981.3
                                                                        =========    =========      =========     =========

Revenues:
   Insurance policy income............................................. $   839.3    $   794.1      $ 2,501.6     $ 2,399.9
   Net investment income:
     General account invested assets...................................     455.7        495.6        1,431.4       1,472.4
     Equity-indexed products based on S&P 500 Index....................       1.9        (26.6)           8.4          57.8
     Amortization of cost of S&P 500 Call Options......................     (32.6)       (26.4)         (92.5)        (69.8)
     Separate account assets...........................................      49.7         11.3          152.2          40.9
   Fee revenue and other income........................................      34.9         25.3           94.8          79.1
                                                                        ----------   ---------      ---------      --------

       Total revenues (a)..............................................   1,348.9      1,273.3        4,095.9       3,980.3
                                                                        ---------    ---------      ---------      --------

Expenses:
   Insurance policy benefits...........................................     601.5        519.4        1,873.8       1,569.5
   Amounts added to policyholder account balances:
     Annuity products and interest-sensitive life products other than
       those listed below..............................................     150.9        163.3          470.0         510.8
     Equity-indexed products based on S&P 500 Index....................      (3.3)       (26.3)          (2.4)         56.2
     Separate account liabilities......................................      49.7         11.3          152.2          40.9
   Amortization related to operations..................................     180.0        134.3          556.6         401.8
   Interest expense on investment borrowings...........................       3.7         14.4           13.8          42.8
   Other operating costs and expenses..................................     174.1        121.1          519.4         421.0
                                                                        ---------    ---------      ---------      --------

       Total benefits and expenses (a).................................   1,156.6        937.5        3,583.4       3,043.0
                                                                        ---------    ---------      ---------      --------

       Operating income before income taxes and minority interest......     192.3        335.8          512.5         937.3

Net investment losses, including related costs and
   amortization........................................................     (65.8)       (73.9)        (196.0)       (111.9)
                                                                        ---------    ---------      ---------      --------

       Income before income taxes and minority interest................ $   126.5    $   261.9      $   316.5      $  825.4
                                                                        =========    =========      =========      ========

                         CONSECO, INC. AND SUBSIDIARIES
                              --------------------


                         (continued from previous page)

                                                                           Three months ended          Nine months ended
                                                                              September 30,               September 30,
                                                                            -----------------          ------------------
                                                                            2000          1999         2000          1999
                                                                            ----          ----         ----          ----
                                                                                        (Dollars in millions)

Ratios:
   Investment income,  net of interest  credited on annuities and universal life products and interest expense on investment borrowings,  as a percentage of  average liabilities for
     insurance and asset accumulation products (b)...................      4.48%          4.77%           4.63%          4.60%
   Operating costs and expenses (excluding amortization of cost of policies produced and cost of policies purchased) as a
     percentage of average liabilities for insurance and asset
     accumulation products...........................................      2.72%          2.12%           2.66%          2.35%

Health loss ratios:
   All health lines:
     Insurance policy benefits.......................................    $426.0         $362.2        $1,322.4       $1,079.7
     Loss ratio......................................................     74.30%         67.64%          77.39%         65.90%

   Medicare Supplement:
     Insurance policy benefits.......................................    $163.1         $156.0          $514.2         $477.6
     Loss ratio......................................................     68.98%         68.83%          72.71%         68.73%

   Long-Term Care:
     Insurance policy benefits.......................................    $178.2         $125.3          $521.7         $360.4
     Loss ratio......................................................     85.90%         65.66%          85.42%         64.12%

   Specified Disease:
     Insurance policy benefits.......................................     $53.6          $64.7          $195.5         $175.6
     Loss ratio......................................................     57.55%         71.29%          69.91%         62.49%

   Other:
     Insurance policy benefits.......................................     $31.1          $16.2           $91.0          $66.1
     Loss ratio......................................................     85.54%         59.37%          81.78%         65.72%

--------------------
(a) Revenues exclude net investment gains (losses); benefits and expenses exclude amortization related to realized gains.
(b) Investment income includes income from general account assets only. Average insurance liabilities exclude liabilities related to separate accounts, investment trust and reinsurance ceded.

     Premiums and asset accumulation product collections were $1.7 billion in the third quarter of 2000, approximately equal to 1999. Premiums and asset accumulation product collections were $5.5 billion in the first nine months of 2000, up 7.7 percent over 1999. Recent rating actions adversely affected the marketing of our insurance products during the current quarter. On November 7, 2000, A.M. Best upgraded the financial strength ratings of our principal life insurance subsidiaries to A- (Excellent) from B++ (Very Good). See "Premium and Asset Accumulation Product Collections" for further analysis.

     Average liabilities for insurance and asset accumulation products, net of reinsurance receivables, were $27.0 billion in the third quarter of 2000, up 3.2 percent over 1999. Average liabilities for insurance and asset accumulation products, net of reinsurance receivables, were $27.1 billion in the first nine months of 2000, up 4.4 percent over 1999.

                         CONSECO, INC. AND SUBSIDIARIES
                              --------------------

     Insurance policy income is comprised of: (i) premiums earned on policies which provide mortality or morbidity coverage; and (ii) fees and other charges made against other policies. See "Premium and Asset Accumulation Product Collections" for further analysis.

     Net investment income on general account invested assets (which excludes income on separate account assets related to variable annuities; and the income
(loss), cost and change in the fair value of S&P 500 Call Options related to equity- indexed products) was $455.7 million in the third quarter of 2000, down
8.1 percent from the same period in 1999 and was $1,431.4 million in the first nine months of 2000, down 2.8 percent from the same period in 1999. The average balance of general account invested assets in the third quarter of 2000 was comparable to the same period in 1999. The yield on these assets was 7.2 percent in 2000 and 7.7 percent in 1999. The average balance of general account invested assets increased by .9 percent in the first nine months of 2000 to $25.9 billion compared to the same period in 1999. The yield on these assets decreased by .2 percentage points to 7.4 percent during the first nine months of 2000.

     Net investment income related to equity-indexed products based on the S&P 500 Index is substantially offset by a corresponding charge to amounts added to policyholder account balances for equity-indexed products. Such income and related charge fluctuated based on the policyholder account balances subject to this provision and the performance of the S&P 500 Index to which the returns on such products are linked. During the third quarter of 2000, we recorded income from the S&P 500 Options of $1.9 million and deducted amounts from policyholders' account balances of the equity- indexed products of $3.3 million. During the first nine months of 2000, we recorded income from the S&P 500 Options of $8.4 million and deducted amounts to policyholders' account balances of the equity-indexed products of $2.4 million.

     Amortization of cost of S&P 500 Call Options represents the premiums paid to purchase S&P 500 Call Options related to our equity-linked products. We amortize these amounts over the terms of the options. Such amortization has increased because of the increase in our equity-linked product business, changes in the participation rate of such business in the S&P 500 Index and the cost of the options. Our equity-indexed products are designed in an effort to have the investment income spread earned on the related insurance liabilities be adequate to cover the cost of the S&P 500 Call Options and other costs related to these policies.

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

     Insurance policy benefits increased in the first nine months of 2000 as a result of the factors summarized in the explanations for loss ratio fluctuations related to specific products which follows.

     The loss ratio for Medicare supplement products in the third quarter of 2000 was stable and on plan. These ratios increased in the nine month period ended September 30, 2000, for the following reasons: (i) our year end reserves developed adversely; (ii) the mix of our Medicare supplement business in 2000 includes a higher percent of less profitable standard Medicare supplement policies than the prior year (and a lower percent of more profitable nonstandard policies that we are no longer able to offer to new policyholders); and (iii) Medicare supplement business has recently experienced higher persistency among older blocks of business. While the Company benefits from the additional profits earned on the larger blocks of business, the loss ratio will generally increase since the older policies have higher claim costs. Governmental regulations generally require us to attain and maintain a loss ratio, after three years, of not less than 65 percent.

     The loss ratios for long-term care products increased in 2000, reflecting:
(i) unfavorable claims experience; (ii) refinements made to the reserve estimation process; and (iii) the effects of the asset accumulation phase of these products. The net cash flows from our long-term care products generally result in the accumulation of amounts in the early years of a policy (accounted for as reserve increases) which will be paid out as benefits in later policy years (accounted for as reserve decreases). Accordingly, during the asset accumulation phase of these policies, the loss ratio will increase, but the

                         CONSECO, INC. AND SUBSIDIARIES
                              --------------------

increase in the change in reserve will be partially offset by investment income earned on the assets which have accumulated. In order to improve the profitability of the long-term care product line, we are currently selling products with higher margins and we have continued to apply for appropriate rate increases on older blocks of business. As a result of recent unfavorable claim experience in our long-term care insurance lines, we closely reviewed our reserving methodologies. Certain changes in estimates were made that adversely affected the loss ratio in the 2000 periods.

     The loss ratio for our specified disease policies reflects the favorable development of prior quarter loss reserves. The loss ratio for the nine months ended September 30, 2000, reflects refinements we made to the reserve estimation process during the first quarter of 2000 and changes in estimates of period end claim liabilities. Our general expectation is for this loss ratio to be approximately 65 percent.

     The loss ratios on other products fluctuated due to the smaller size of these blocks of business. While the increase in 2000 reflects worse than expected experience, the loss ratios on this business over longer periods of time have generally been within our expectations.

     Amounts added to policyholder account balances for annuity products decreased by 7.6 percent in the third quarter of 2000 to $150.9 million and by
8.0 percent in the first nine months of 2000 to $470.0 million, primarily due to a smaller block of this type of annuity business in force, on the average, in the first nine months of 2000. The weighted average crediting rate for these annuity liabilities was 4.5 percent in both the first nine months of 2000 and 1999.

     Amortization related to operations includes amortization of: (i) the cost of policies produced; (ii) the cost of policies purchased; and (iii) goodwill. Amortization has increased in relationship to the total account balances subject to amortization. In addition, amortization increased in the 2000 periods as a result of adjustments to the surrender and lapse assumptions to reflect our current estimate of future experience related to certain blocks of business.

     Interest expense on investment borrowings decreased along with our investment borrowing activities. Investment borrowings averaged approximately $345.8 million during the first nine months of 2000 compared to $1,121.1 million during the same period of 1999. Borrowing rates increased 20 basis points to 5.3 percent during the first nine months of 2000.

     Other operating costs and expenses increased in 2000 primarily as a result of our increased business and marketing initiatives. Such increased expenses are consistent with the increase in the ratio of operating expenses (excluding amortization of cost of policies produced and cost of policies purchased) as a percentage of average liabilities for insurance and asset accumulation products (2.66 percent for the nine months ended September 30, 2000, compared to 2.35 percent for the same period in 1999).

     Net investment gains (losses), including related costs and amortization, fluctuate from period to period. During the first nine months of 2000, we recorded $88.9 million of writedowns of fixed maturity securities and other invested assets as a result of conditions which caused us to conclude a decline in fair value of the investment was other than temporary. In addition, as described in the note to the consolidated financial statements entitled "Standard & Poor's 500 Index Call Options and Interest Rate Swap Agreements" we realized a $59.2 million loss related to the termination of certain swap agreements during the first nine months of 2000.

     When we sell securities at a gain (loss) and reinvest the proceeds at a different yield, we increase (reduce) the amortization of cost of policies purchased and cost of policies produced in order to reflect the change in future yields. Sales of fixed maturity investments resulted in a reduction in the amortization of the cost of policies purchased and the cost of policies produced of $8.6 million and $31.9 million in the third quarter of 2000 and the first nine months of 2000, respectively. Such sales resulted in a reduction in the amortization of the cost of policies purchased and the cost of policies produced of $.1 million in the third quarter of 1999 and resulted in additional amortization of $16.0 million in the first nine months of 1999.

                         CONSECO, INC. AND SUBSIDIARIES
                              --------------------

Finance operations

                                                                           Three months ended          Nine months ended
                                                                              September 30,              September 30,
                                                                            ------------------         ------------------
                                                                            2000          1999         2000          1999
                                                                            ----          ----         ----          ----
                                                                                       (Dollars in millions)
Contract originations:
   Manufactured housing...............................................   $ 1,107.5   $ 1,794.5       $ 3,769.9      $ 5,189.2
   Mortgage services..................................................       933.6     1,726.5         3,948.9        5,095.8
   Consumer/credit card...............................................       821.7     1,123.7         2,662.6        2,404.9
   Commercial.........................................................     1,055.6     2,367.2         3,966.4        6,506.1
                                                                         ---------   ---------       ---------      ---------

     Total............................................................   $ 3,918.4   $ 7,011.9       $14,347.8      $19,196.0
                                                                         =========   =========       =========      =========

Securitization of finance receivables accounted for as sales:
   Manufactured housing...............................................   $     -     $ 1,854.5       $     -        $ 5,335.6
   Home equity/home improvement.......................................         -         999.6             -          3,648.4
   Consumer/equipment.................................................         -           -               -            600.0
   Commercial and retail revolving credit.............................         -          25.2             -            117.7
   Retained bonds.....................................................         -        (143.8)            -           (515.2)
                                                                         ---------   ---------       ---------      ---------

     Total............................................................   $     -     $ 2,735.5       $     -        $ 9,186.5
                                                                         =========   =========       =========      =========

Managed receivables (average):
   Manufactured housing...............................................   $26,153.4   $23,469.1       $25,509.3      $22,426.4
   Mortgage services..................................................    13,720.3    10,810.8        13,197.2        9,740.5
   Consumer/credit card...............................................     3,868.2     3,444.9         3,913.6        3,178.1
   Commercial.........................................................     4,533.5     5,492.1         4,884.6        5,388.3
                                                                         ---------   ---------       ---------      ---------

     Total............................................................   $48,275.4   $43,216.9       $47,504.7      $40,733.3
                                                                         =========   =========       =========      =========

Revenues:
   Net investment income:
     Finance receivables and other....................................   $   528.5   $   158.5       $ 1,361.7      $   398.7
     Interest-only securities.........................................        28.9        46.8            85.0          137.9
   Gain on sale:
     Securitization transactions......................................         -         156.7             -            525.3
     Whole-loan sales.................................................         1.9         -               4.5            -
   Fee revenue and other income.......................................        86.5        95.9           280.6          266.0
                                                                         ---------   ---------       ---------      ---------

     Total revenues...................................................       645.8       457.9         1,731.8        1,327.9
                                                                         ---------   ---------       ---------      ---------

Expenses:
   Provision for losses...............................................        91.3        28.3           234.0           76.8
   Finance interest expense...........................................       335.2        86.0           806.6          210.2
   Other operating costs and expenses.................................       179.3       170.6           587.4          488.0
                                                                         ---------   ---------       ---------      ---------

     Total expenses...................................................       605.8       284.9         1,628.0          775.0
                                                                         ---------   ---------       ---------      ---------

     Operating income before special charges, impairment charges
       and income taxes...............................................        40.0       173.0           103.8          552.9

Special charges.......................................................       226.6         -             290.0            -
Impairment charges....................................................       205.0       100.1           217.1          183.9
                                                                         ---------   ---------       ---------      ---------

     Income (loss) before income taxes................................   $  (391.6)  $    72.9       $  (403.3)     $   369.0
                                                                         =========   =========       =========      =========

                                       38

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

     During the third quarter of 2000, we completed three securitization transactions, securitizing $2.2 billion of finance receivables. During the first nine months of 2000, we have securitized or sold over $6.9 billion of finance receivables.

     During the third quarter of 2000, we announced several courses of action with respect to Conseco Finance, including: (i) the sale, closing or runoff of five units (i.e., asset-based lending, vendor finance, bankcards, transportation and park construction); (ii) efforts to better utilize existing assets so as to increase cash; and (iii) cost savings and restructuring of ongoing businesses such as streamlining of the field force in the manufactured housing and home equity divisions.

     Loan originations in the third quarter of 2000 were $3.9 billion, down 44 percent from 1999. Loan originations in the first nine months of 2000 were $14.3 billion, down 25 percent over 1999. The primary reason for the decrease was our decision to no longer originate certain lines and to manage our growth consistent with our revised business plan. The significant decrease in new loan originations allowed the finance segment to enhance net interest margins, to reduce the amount of available cash required for new loan originations, and to transfer cash to the parent company. The following table summarizes our loan originations in the third quarters of 2000 and 1999 summarized by product and whether part of our continuing or discontinued lines:

                                                                            Three months ended
                                                                               September 30,
                                                                               -------------
                                                                           2000             1999
                                                                           ----             ----
                                                                           (Dollars in millions)
Continuing lines:
   Manufacturing housing.............................................    $1,107.5      $1,794.5
   Mortgage services.................................................       933.6       1,726.5
   Retail credit.....................................................       652.3         796.6
   Floorplan.........................................................       933.1       1,573.3
                                                                         --------      --------

       Total continuing lines........................................     3,626.5       5,890.9
                                                                         --------      --------
Discontinued lines:
   Consumer finance..................................................       166.6         194.8
   Bankcard..........................................................         2.8         132.3
   Vendor finance....................................................        95.6         125.4
   Transportation....................................................         2.3         262.0
   Park construction and asset-based loans...........................        24.6         406.5
                                                                         --------      --------

       Total discontinued lines......................................       291.9       1,121.0
                                                                         --------      --------

       Total.........................................................    $3,918.4      $7,011.9
                                                                         ========      ========

                         CONSECO, INC. AND SUBSIDIARIES
                              --------------------

     Sales of finance receivables decreased as a result of the change in the structure of our securitizations.

     Managed receivables include finance receivables transferred to special purpose entities in securitization transactions (whether accounted for as sales or on the portfolio method) and finance receivables recorded on our consolidated balance sheet that have not been securitized. Average managed receivables increased to $48.3 billion in the third quarter of 2000, up 12 percent over 1999, and to $47.5 billion in the first nine months of 2000, up 17 percent over the same period in 1999.

     The following table summarizes our average managed receivables at September 30, 2000 and 1999 summarized by product and whether part of our continuing or discontinued lines:


                                                                               September 30,
                                                                               -------------
                                                                           2000             1999
                                                                           ----             ----
                                                                            (Dollars in millions)

Continuing lines:
   Manufactured housing..............................................   $26,153.4     $23,469.1
   Mortgage services.................................................    13,720.3      10,810.8
   Retail credit.....................................................     1,670.2       1,032.5
   Floorplan.........................................................     2,018.0       2,210.1
                                                                        ---------     ---------

     Total continuing lines..........................................    43,561.9      37,522.5
                                                                        ---------     ---------

Discontinued lines:
   Consumer finance..................................................     2,161.2       2,139.5
   Bankcard..........................................................        36.8         272.9
   Vendor finance....................................................       970.5         948.1
   Transportation....................................................     1,170.6       1,570.3
   Park construction and asset-based loans...........................       374.4         763.6
                                                                        ---------     ---------

     Total discontinued lines........................................     4,713.5       5,694.4
                                                                        ---------     ---------

     Total...........................................................   $48,275.4     $43,216.9
                                                                        =========     =========

     Net investment income on finance receivables and other consists of: (i) interest earned on finance receivables; and (ii) interest income on short-term and other investments. Such income increased by 233 percent, to $528.5 million, in the third quarter of 2000 and by 242 percent, to $1,361.7 million, in the first nine months of 2000, consistent with the increase in average on-balance sheet finance receivables. The weighted average yields earned on finance receivables and other investments were 13.0 percent and 10.1 percent during the third quarters of 2000 and 1999, respectively, and such weighted average yields were 13.0 percent and 10.8 percent during the first nine months of 2000 and 1999, respectively. As a result of the change in the structure of our securitizations, future interest earned on finance receivables should increase as our average on-balance sheet finance receivables increase. The weighted average yield on our securitized on- balance sheet receivables increased 28 basis points to 11.71 percent from the second to third quarter of 2000. The weighted average margin on these loans increased 7 basis points to 3.94 percent.

     Net investment income on interest-only securities is the accretion recognized on the interest-only securities we retain after we sell finance receivables. Such income decreased by 38 percent, to $28.9 million, in the third quarter of 2000 and by 38 percent, to $85.0 million, in the first nine months of 2000. The decrease is consistent with the change in the average balance of interest-only securities. The weighted average yields earned on interest-only securities were 13.1 percent and 13.8 percent during the first nine months of 2000 and 1999, respectively. As a result of the change in the structure of our securitizations, we will account for future securitizations as secured borrowings and we will not recognize gain-on-sale revenue or additions to interest-only securities from such transactions. Accordingly, future investment income accreted on the interest-only security will decrease, as cash remittances from the prior gain-on-sale securitizations reduce the interest-only security balances. The balance of the interest-only securities was reduced by $533.8 million during 1999 (of which only $180.1 million was incurred in the first nine months of 1999) and by $273.4 million during 2000 (including $70.2 million due to the accounting change described in the note to the accompanying consolidated financing statements entitled

                         CONSECO, INC. AND SUBSIDIARIES
                              --------------------

"Cumulative Effect of Accounting Change") due to impairment charges which will cause a reduction in interest income accreted to this security in future years. We regularly analyze future expected cash flows from this security to determine whether an impairment has occurred. Under current accounting principles, we are required to recognize declines in value of our interest-only securities in earnings when: (i) the fair value of the security is less than its carrying value; and (ii) the timing and/or amount of cash expected to be received from the security has changed adversely from the previous valuation which determined the carrying value of the security.

     Gain on sale related to securitization transactions was nil in the 2000 periods, reflecting our decision to no longer structure our securitizations as sales. Our new securitizations are being structured as secured borrowings and no gain on sale is recognized. The gain recognized for our previous securitizations fluctuated when changes occurred in: (i) the amount of loans sold; (ii) market conditions (such as the market interest rates available on securities sold in these securitizations); (iii) the amount and type of interest we retained in the receivables sold; and (iv) assumptions used to calculate the gain.

     Conditions in the credit markets have frequently resulted in less-attractive pricing of certain lower-rated securities in our securitization structures. As a result, we have chosen to hold rather than sell some of the securities in the securitization trusts, particularly securities having corporate guarantee provisions. Prior to our September 8, 1999, announcement, the securities that we held were treated as retained interests in the securitization trusts. We recognized no gain on the portion of the assets related to such securities, but we expect to recognize greater interest income, net of related interest expense, over the term we hold them. At September 30, 2000, we held $475.6 million of such securities which are classified as actively managed fixed maturities.

     Gain on whole-loan sales totaled $1.9 million during the third quarter of 2000 and $4.5 million during the first nine months of 2000. During the second quarter of 2000, we sold approximately $1.3 billion of finance receivables to Lehman for cash and a right to share in future profits from a subsequent sale or securitization of the assets sold. We paid a $25.0 million transaction fee to Lehman in conjunction with the sale which was included in special charges. Such loans were sold to Lehman at a value which approximated net book value, less the fee paid to Lehman. Gain on whole-loan sales excludes the gain realized on the sale of our bankcard portfolio which is included in special charges.

     Fee revenue and other income includes servicing income, commissions earned on insurance policies written in conjunction with financing transactions and other income from late fees. Such income decreased by 9.8 percent, to $86.5 million, in the third quarter of 2000, and increased by 5.4 percent, to $280.6 million, in the first nine months of 2000. As a result of the change in the structure of our future securitizations announced on September 8, 1999, we no longer record an asset for servicing rights at the time of our securitizations, nor do we record servicing fee revenue; instead, the entire amount of interest income is recorded as investment income. Accordingly, the amount of servicing income has declined in the current period, and will decline further in future periods.

     Provision for losses related to finance operations increased by 223 percent, to $91.3 million, in the third quarter of 2000, and by 205 percent, to $234.0 million, in the first nine months of 2000. The increase is principally due to the increase in loans held on our balance sheet. Under the portfolio method (which is used for securitizations structured as collateralized borrowings), we recognize the credit losses on the loans on our balance sheet as the losses are incurred. For loans previously recorded as sales, the anticipated discounted credit losses are reflected through a reduction in the gain-on-sale revenue recorded at the time of securitization.

     Finance interest expense increased by 290 percent, to $335.2 million, in the third quarter of 2000, and by 284 percent, to $806.6 million, in the first nine months of 2000. Our borrowings grew in order to fund the increase in finance receivables. In addition, our average borrowing rate increased to 7.9 percent in the third quarter of 2000 from 5.6 percent in the third quarter of 1999. Our average borrowing rate during the first nine months of 2000 was 7.6 percent compared to 5.6 percent during the first nine months of 1999.

     Under the portfolio method, we recognize interest expense on the securities issued to investors in the securitization trusts. These securities typically have higher interest rates than our other debt, which increases our average borrowing rate as compared to prior periods.

                         CONSECO, INC. AND SUBSIDIARIES
                              --------------------

     Other operating costs and expenses include the costs associated with servicing our managed receivables and non-deferrable costs related to originating new loans. Such expense increased by 5.1 percent, to $179.3 million, in the third quarter of 2000, and by 20 percent, to $587.4 million, in the first nine months of 2000. Such costs increased consistent with the prior business plans for the segment. Other operating costs and expenses decreased $18.8 million to $179.4 million from the second to third quarters of 2000, as we began to realize the cost savings from the previously announced restructuring of Conseco Finance.

     Special charges in the finance segment include: (i) the $103.3 million adjustment to the value of finance receivables identified for sale; (ii) the $53.0 million loss on the sale of asset-based loans; (iii) $29.5 million of costs related to closing offices and streamlining businesses; (iv) $35.8 million related to the abandonment of computer processing systems; (v) $25.0 million transaction fee paid to Lehman in conjunction with the previously described sale of $1.3 billion of finance receivables; (vi) the issuance of a warrant valued at $48.1 million related to the modification of the Lehman master repurchase financing facilities; and (vii) $4.7 million of net gains related to the sale of certain lines of business, net of other items. These charges are described in greater detail in the note to the accompanying financial statements entitled "Special Charges and Recent Events".

     Impairment charges represent reductions in the value of interest-only securities and servicing rights recognized as a loss in the statement of operations. We carry interest-only securities at estimated fair value, which is determined by discounting the projected cash flows over the expected life of the receivables sold using current prepayment, default, loss and interest rate assumptions. Estimates for prepayments, defaults and losses for manufactured housing loans are determined based on a macroeconomic model developed by the Company with the assistance of outside experts. When declines in value considered to be other than temporary occur, we reduce the amortized cost to estimated fair value and recognize a loss in the statement of operations. The assumptions used to determine new values are based on our internal evaluations and consultation with external advisors having significant experience in valuing these securities. We record any unrealized gain or loss determined to be temporary, net of tax, as a component of shareholders' equity. We adopted a new accounting rule during the third quarter of 2000, which affects when impairments are considered to be other than temporary and, therefore, are recognized in earnings (see the note to the accompanying consolidated financial statements entitled "Cumulative Effect of Accounting Change").

     The Company continually evaluates its interest-only securities and servicing rights, including the underlying assumptions, in light of loss experience exceeding previous expectations. The principal change in the revised assumptions resulting from this process was an increase in expected future credit losses, relating primarily to reduced assumptions as to future housing price inflation, recent loss experience and refinements to the methodology of the model. The effect of this change in 1999 was offset somewhat by a revision to the estimation methodology to incorporate the value associated with the cleanup call rights held by the Company in securitizations. In the third quarters of 2000 and 1999, we recognized an impairment charge of $205.0 million and $100.1 million, respectively, to reduce the book value of the interest-only securities and servicing rights. The change in accounting principle described in the note to the accompanying consolidated financial statements entitled "Cumulative Effect of Accounting Change" affected the impairment charge recognized in the third quarter of 2000. Such impairment charge for the first nine months of 2000 and 1999 was $217.1 million and $183.9 million, respectively.

                         CONSECO, INC. AND SUBSIDIARIES
                              --------------------

Corporate operations

                                                                           Three months ended         Nine months ended
                                                                              September 30,            September 30,
                                                                          --------------------       ------------------
                                                                          2000            1999       2000          1999
                                                                          ----            ----       ----          ----
                                                                                       (Dollars in millions)


Corporate operations:
   Venture capital loss related to investment in
     Tritel, net of related expenses................................... $(165.5)        $  -        $(164.9)       $   -
   Interest expense on corporate debt..................................   (79.3)         (41.9)      (207.0)        (135.1)
   Investment income...................................................    17.5            9.2         41.2           29.8
   Other items.........................................................   (19.9)         (16.2)         6.4           12.5
                                                                        --------        ------      -------        -------

       Operating loss before provision for loss on loan
         guarantees, special charges, income taxes and
         minority interest.............................................  (247.2)         (48.9)      (324.3)         (92.8)

   Provision for loss on loan guarantees...............................   (19.5)           -         (111.5)           -
   Major medical lines, which the Company intends to sell..............   (13.1)          25.2        (43.9)          75.8
   Special charges.....................................................   (26.7)           -         (290.5)           -
                                                                        -------         ------      -------        -------

       Loss before income taxes and minority interest.................. $(306.5)        $(23.7)     $(770.2)       $ (17.0)
                                                                        =======         ======      =======        =======

     Venture capital loss relates to our investment in Tritel, a company in the wireless communication business. The market values of many companies in this sector increased significantly in 1999 and early 2000. In the fourth quarter of 1999, Tritel sold shares of common stock to the public in an initial public offering. As a result, an ascertainable market value was established for our investment, which we adjusted to recognize liquidity restrictions. In the third quarter of 2000, we recognized a venture capital loss of $165.5 million related to this investment (net of a related reduction to expenses of $54.4 million). In the first nine months of 2000, we recognized a venture capital loss of $164.9 million related to this investment (net of a related reduction to expenses of $41.8 million).

     Interest expense on corporate debt fluctuated due to the increase in the average balance and interest rate on outstanding debt. The average debt outstanding (net of the intercompany note due from the finance segment) was $3.3 billion and $2.8 billion in the first nine months of 2000 and 1999, respectively. The average interest rate on such debt was 8.33 percent and 6.38 percent in the first nine months of 2000 and 1999, respectively. General levels of interest rates have increased over the last twelve months. In addition, as a result of recent rating agency actions, the interest rates on our bank credit facilities have increased (see the note to the consolidated financial statements entitled "Changes in Direct Corporate Obligations"). Such interest expense includes affiliated interest expense (which is eliminated in consolidation) of:
(i) $7.4 million and $3.2 million for the three months ended September 30, 2000 and 1999, respectively; and (ii) $19.1 million and $9.1 million for the nine months ended September 30, 2000 and 1999, respectively.

     Investment income includes the income from our investment in a riverboat casino and miscellaneous other income.

     Other items include general corporate expenses, net of amounts charged to subsidiaries for services provided by the corporate operations.

     Provision for loss on loan guarantees represents the noncash provision we established in connection with our guarantees of bank loans to approximately 170 directors, officers and key employees and our related loans for interest. The funds from the bank loans were used by the participants to purchase approximately 19.0 million shares of Conseco common stock. In 2000, we established a provision of $111.5 million (of which $19.5 million was established in the third quarter of 2000) in connection with these guarantees and loans. At September 30, 2000, the total reserve for losses on the loan guarantees was $130.4 million.

     Major medical lines represent the results of our individual and group major medical health insurance products, which we intend to sell. These lines have experienced adverse loss ratios during 2000.

     Special charges in corporate operations for the first nine months of 2000 include: (i) advisory and professional fees related to debt restructuring of $7.2 million; (ii) a portion of the loss on the sale of asset-backed loans (excluding loss related to loans

                         CONSECO, INC. AND SUBSIDIARIES
                              --------------------

held by the finance segment) of $15.2 million; (iii) advisory fees paid to investment banks of $44.0 million; (iv) the loss related to our exit from the subprime automobile business of $71.6 million; (v) the amount paid to terminated executive pursuant to his employment agreement of $72.5 million; (vi) the amount paid to newly hired Chief Executive Officer of $45.0 million; (vii) the value of warrants issued to release newly hired Chief Executive Officer from a noncompete provision of a prior agreement of $21.0 million; and (viii) other charges of $14.0 million. These charges are described in greater detail in the note to the accompanying consolidated financial statements entitled "Special Charges and Recent Events".

     PREMIUM AND ASSET ACCUMULATION PRODUCT COLLECTIONS

     In accordance with GAAP, insurance policy income as shown in our consolidated statement of operations consists of premiums earned for policies that have life contingencies or morbidity features. For annuity and universal life contracts without such features, premiums collected are not reported as revenues, but as deposits to insurance liabilities. We recognize revenues for these products over time in the form of investment income and surrender and other charges.

     Marketing companies, agents who market insurance products, school districts, financial institutions and policyholders use the financial strength ratings assigned to an insurer by independent rating agencies as one factor in determining which insurer's products to market or purchase. Following several recent events described in the note to the consolidated financial statements entitled "Special Charges and Recent Events" and elsewhere herein, rating agencies lowered their financial strength ratings, and many were placed on review as the agencies analyze the impact of the developing events. Such rating actions adversely affected the marketing and persistency of our insurance products and other asset accumulation products. On November 7, 2000, A.M. Best upgraded the financial strength ratings of our principal life insurance subsidiaries to A- (Excellent) from B++ (Very Good).

                         CONSECO, INC. AND SUBSIDIARIES
                              --------------------

     Total premiums and accumulation product collections were as follows:


                                                                         Three months ended        Nine months ended
                                                                            September 30,            September 30,
                                                                         -------------------       ------------------
                                                                         2000           1999       2000          1999
                                                                         ----           ----       ----          ----
                                                                                     (Dollars in millions)
Premiums collected by our insurance subsidiaries:
   Annuities:
     Equity-indexed (first-year).....................................  $  108.6      $  209.8     $  503.1    $  647.8
     Equity-indexed (renewal)........................................       5.8           7.0         34.7        34.3
                                                                       --------      --------     --------    --------
       Subtotal - equity-indexed annuities...........................     114.4         216.8        537.8       682.1
                                                                       --------      --------     --------    --------
     Other fixed (first-year)........................................     163.9         214.1        469.5       731.5
     Other fixed (renewal)...........................................      12.4          13.1         47.2        47.6
                                                                       --------      --------     --------    --------
       Subtotal - other fixed annuities..............................     176.3         227.2        516.7       779.1
                                                                       --------      --------     --------    --------
     Variable (first-year)...........................................     162.1         131.4        605.9       350.9
     Variable (renewal)..............................................      27.4          17.1         99.0        63.7
                                                                       --------      --------     --------    --------
       Subtotal - variable annuities.................................     189.5         148.5        704.9       414.6
                                                                       --------      --------     --------    --------

       Total annuities...............................................     480.2         592.5      1,759.4     1,875.8
                                                                       --------      --------     --------    --------

   Supplemental health:
     Medicare supplement (first-year)................................      23.4          26.6         75.9        80.9
     Medicare supplement (renewal)...................................     194.1         198.5        614.0       602.4
                                                                       --------      --------     --------    --------
       Subtotal - Medicare supplement................................     217.5         225.1        689.9       683.3
                                                                       --------      --------     --------    --------
     Long-term care (first-year).....................................      28.6          32.6         91.0        91.8
     Long-term care (renewal)........................................     174.8         164.9        538.4       499.3
                                                                       --------      --------     --------    --------
       Subtotal - long-term care.....................................     203.4         197.5        629.4       591.1
                                                                       --------      --------     --------    --------
     Specified disease (first-year)..................................       9.2           9.6         28.8        29.0
     Specified disease (renewal).....................................      77.5          83.1        249.6       254.2
                                                                       --------      --------     ---------   --------
       Subtotal - specified disease..................................      86.7          92.7        278.4       283.2
                                                                       --------      --------     --------    --------
     Other health (first-year).......................................       7.6           5.0         26.1        16.6
     Other health (renewal)..........................................      16.5          17.7         68.6        72.7
                                                                       --------      --------     --------    --------
       Subtotal - other health.......................................      24.1          22.7         94.7        89.3
                                                                       --------      --------     --------    --------

       Total supplemental health.....................................     531.7         538.0      1,692.4     1,646.9
                                                                       --------      --------     --------    --------

   Life insurance:
     First-year......................................................      47.9          78.5        155.2       158.4
     Renewal.........................................................     192.5         191.6        572.4       577.8
                                                                       --------      --------     --------    --------

       Total life insurance..........................................     240.4         270.1        727.6       736.2
                                                                       --------      --------     --------    --------

   Individual and group major medical:
     Individual (first-year).........................................      44.3          24.5        117.5        69.8
     Individual (renewal)............................................      62.1          58.4        184.1       172.6
                                                                       --------      --------     --------    --------
       Subtotal - individual.........................................     106.4          82.9        301.6       242.4
                                                                       --------      --------     --------    --------
     Group (first-year)..............................................      14.6          16.0         53.3        38.3
     Group (renewal).................................................     102.5         121.3        342.3       355.5
                                                                       --------      --------     --------    --------
       Subtotal - group..............................................     117.1         137.3        395.6       393.8
                                                                       --------      --------     --------    --------

       Total major medical...........................................     223.5         220.2        697.2       636.2
                                                                       --------      --------     --------    --------

     Total first-year premium collections on insurance products......     610.2         748.1      2,126.3     2,215.0
     Total renewal premium collections on insurance products.........     865.6         872.7      2,750.3     2,680.1
                                                                       --------      --------     --------    --------

       Total collections on insurance products.......................  $1,475.8      $1,620.8     $4,876.6    $4,895.1
                                                                       ========      ========     ========    ========

Mutual funds (all first year, excludes variable annuities)...........  $  224.0     $    78.3     $  656.7    $  243.3
                                                                       ========     =========     ========    ========

                         CONSECO, INC. AND SUBSIDIARIES
                              --------------------

     Annuities include equity-indexed annuities, other fixed annuities and variable annuities sold through both career agents and professional independent producers.

     We introduced our first equity-indexed annuity product in 1996. The accumulation value of these annuities is credited with interest at an annual guaranteed minimum rate of 3 percent (or, including the effect of applicable sales loads, a 1.7 percent compound average interest rate over the term of the contracts). These annuities provide for potentially higher returns based on a percentage of the change in the S&P 500 Index during each year of their term. We purchase S&P 500 Call Options in an effort to hedge increases to policyholder benefits resulting from increases in the S&P 500 Index. Total collected premiums for this product were $114.4 million in the third quarter of 2000 compared with $216.8 million in the third quarter of 1999 and were $537.8 million in the first nine months of 2000 compared with $682.1 million in the first nine months of 1999.

     Other fixed rate annuity products include single-premium deferred annuities ("SPDAs"), flexible-premium deferred annuities ("FPDAs") and single-premium immediate annuities ("SPIAs"), which are credited with a declared rate. The demand for traditional fixed-rate annuity contracts has decreased in recent years, as relatively low interest rates have made other investment products more attractive. SPDA and FPDA policies typically have an interest rate that is guaranteed for the first policy year, after which we have the discretionary ability to change the crediting rate to any rate not below a guaranteed rate. The interest rate credited on SPIAs is based on market conditions existing when a policy is issued and remains unchanged over the life of the SPIA. Annuity premiums on these products decreased by 22 percent, to $176.3 million, in the third quarter of 2000 and by 34 percent, to $516.7 million, in the first nine months of 2000. Fixed annuity collections in the third quarter of 1999 and the first nine months of 1999 included $48.0 million and $209.0 million, respectively, of business reinsured from other insurers.

     Variable annuities offer contract holders the ability to direct premiums into specific investment portfolios; rates of return are based on the performance of the portfolio. Such annuities have become increasingly popular recently as a result of the desire of investors to invest in common stocks. In 1996, we began to offer more investment options for variable annuity deposits, and we expanded our marketing efforts, resulting in increased collected premiums. Our profits on variable annuities come from the fees charged to contract holders. Variable annuity collected premiums increased by 28 percent, to $189.5 million, in the third quarter of 2000 and by 70 percent, to $704.9 million, in the first nine months of 2000.

     Supplemental health products include Medicare supplement, long-term care, specified disease and other insurance products distributed through a career agency force and professional independent producers. Our profits on supplemental health policies depend on the overall level of sales, persistency of in-force business, investment yields, claim experience and expense management.

     Collected premiums on Medicare supplement policies decreased by 3.4 percent to $217.5 million, in the third quarter of 2000 and increased by 1.0 percent, to $689.9 million, in the first nine months of 2000. Sales of Medicare supplement policies in recent periods have been affected by steps taken to improve profitability by increasing premium rates and changing our commission structure and underwriting criteria.

     Premiums collected on long-term care policies increased 3.0 percent, to $203.4 million, in the third quarter of 2000 and by 6.5 percent, to $629.4 million, in the first nine months of 2000 due to increases in premium rates and increased sales volume.

     Premiums collected on specified disease policies decreased 6.5 percent, to $86.7 million, in the third quarter of 2000 and by 1.7 percent, to $278.4 million, in the first nine months of 2000 as a result of steps taken to improve the profitability of these products.

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

     Life products are sold through career agents, professional independent producers and direct response distribution channels. Life premiums collected decreased by 11 percent to $240.4 million in the third quarter of 2000 and by
1.2 percent, to $727.6

                         CONSECO, INC. AND SUBSIDIARIES
                              --------------------

million, in the first nine months of 2000. In the first nine months of 1999, life premiums included $49.2 million of business reinsured from other insurers.

     Individual and group major medical products include major medical health insurance products sold to individuals and groups. We have previously announced our intent to sell these lines of business. In recent periods, we have emphasized the sale of more profitable individual major medical products and are de-emphasizing the sale of group products. With respect to group major medical products, we are: (i) seeking rate increases; (ii) converting the members of groups to individual policies; or (iii) opting not to renew the group policies. Group premiums decreased by 15 percent, to $117.1 million, in the third quarter of 2000 and increased by 0.5 percent, to $395.6 million, in the first nine months of 2000. Individual health premiums collected in the third quarter of 2000 increased 28 percent, to $106.4 million and by 24 percent, to $301.6 million, in the first nine months of 2000.

     Mutual fund sales have been very strong in the first three quarters of 2000, reflecting our expanded distribution and new marketing programs. We also believe that these sales were positively impacted by the recent strong investment performance of our funds. Mutual fund sales and redemptions may be adversely impacted in future periods, following the recent resignation of certain equity portfolio managers. The Company recently engaged Frank Russell Company to transition its equity portfolio management.

     LIQUIDITY AND CAPITAL RESOURCES

     Changes in our consolidated balance sheet between September 30, 2000 and December 31, 1999, reflect: (i) our operating results; (ii) our origination of finance receivables; (iii) the transfer of finance receivables to securitization trusts and sale of notes to investors in transactions accounted for as secured borrowings; (iv) the sale of finance receivables to Lehman; (v) the sale of assets of our subprime automobile and bankcard businesses; (vi) changes in the fair value of actively managed fixed maturity securities and interest-only securities; and (vii) various financing transactions. Financing transactions (described in the notes to the accompanying consolidated financial statements) include: (i) the issuance and repurchase of common stock; and (ii) the issuance and repayment of notes payable and commercial paper.

     In accordance with GAAP, we record our actively managed fixed maturity investments, interest-only securities, equity securities and certain other invested assets at estimated fair value with any unrealized gain or loss, net of tax and related adjustments, recorded as a component of shareholders' equity. At September 30, 2000, primarily because of the recent increases in interest rates and related decrease in values of interest-bearing securities, we decreased the carrying value of such investments by $1,662.2 million as a result of this fair value adjustment. The fair value adjustment resulted in a $1,504.3 million decrease in carrying value at year-end 1999, for the same reasons.

                         CONSECO, INC. AND SUBSIDIARIES
                              --------------------

     Total capital shown below excludes debt of the finance segment used to fund finance receivables. Total capital, before the fair value adjustment recorded in accumulated other comprehensive loss, decreased $600.9 million, or 4.4 percent, to $13.0 billion.

                                                                            September 30,    December 31,
                                                                                2000             1999
                                                                                ----             ----
                                                                                (Dollars in millions)
Total capital, excluding accumulated other comprehensive loss:
    Corporate notes payable and commercial paper.........................   $ 5,189.7         $ 4,624.2

    Company-obligated mandatorily redeemable preferred
       securities of subsidiary trusts...................................     2,401.5           2,639.1

    Shareholders' equity:
       Preferred stock...................................................       484.7             478.4
       Common stock and additional paid-in capital.......................     2,908.8           2,987.1
       Retained earnings.................................................     2,005.5           2,862.3
                                                                            ---------         ---------

          Total shareholders' equity, excluding accumulated
             other comprehensive loss....................................     5,399.0           6,327.8
                                                                            ---------         ---------

          Total capital, excluding accumulated other comprehensive
             loss........................................................    12,990.2          13,591.1

Accumulated other comprehensive loss.....................................      (849.0)           (771.6)
                                                                            ---------         ---------

          Total capital..................................................   $12,141.2         $12,819.5
                                                                            =========         =========

     Corporate notes payable and commercial paper increased during the first nine months of 2000 primarily due to: (i) the settlement of a forward contract described in the note to the accompanying consolidated financial statements entitled "Changes in Common Stock"; (ii) the redemption of $250 million par value of Company-obligated mandatorily redeemable preferred securities of subsidiary trusts; (iii) the acquisition of a long-term care insurance marketing organization for $32.9 million; (iv) cash required for special charges of $202.7 million; and (v) an increase in cash and cash equivalents held at the parent company of approximately $330 million.

     Shareholders' equity, excluding accumulated other comprehensive loss, decreased by $928.8 million in the first nine months of 2000, to $5.4 billion. Significant components of the decrease included: (i) our net loss of $814.6 million; (ii) the settlement of the forward contract and repurchases of common stock of $102.6 million; and (iii) $42.2 million of common and preferred stock dividends. These decreases were partially offset by the issuance of warrants of $21.0 million. The accumulated other comprehensive loss increased by $77.4 million, principally related to the decreasing fair value of our insurance companies' investment portfolio as interest rates rose.

     Book value per common share outstanding decreased to $12.50 at September 30, 2000, from $15.50 at December 31, 1999, primarily due to the factors discussed in the previous paragraph. Excluding accumulated other comprehensive loss, book value per common share outstanding was $15.11 at September 30, 2000, and $17.85 at December 31, 1999.

     Goodwill (representing the excess of the amounts we paid to acquire companies over the fair value of net assets acquired in transactions accounted for as purchases) was $3,847.1 million and $3,927.8 million at September 30, 2000 and December 31, 1999, respectively. Goodwill as a percentage of shareholders' equity was 85 percent and 71 percent at September 30, 2000 and December 31, 1999, respectively. Goodwill as a percentage of total capital, excluding accumulated other comprehensive loss, was 30 percent and 29 percent at September 30, 2000 and December 31, 1999, respectively. We believe that the life of our goodwill is indeterminable and, therefore, have generally amortized its balance over 40 years as permitted by generally accepted accounting principles. Amortization of goodwill totaled $84.7 million and $82.7 million during the first nine months of 2000 and 1999, respectively. If we had determined the estimated useful life of our goodwill was less than 40 years, amortization expense would have been higher.

                         CONSECO, INC. AND SUBSIDIARIES
                              --------------------

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

     Dividends declared on common stock for the nine months ended September 30, 2000, were 10 cents per share. As part of our plan to strengthen our capital structure, the Board of Directors reduced the cash dividend on our common stock to a quarterly rate of 5 cents per share, which was paid in April and July of 2000. In September 2000, cash dividend payments on our common stock were suspended. The amended bank credit facilities prohibit the payment of cash dividends on our common stock until the Company has received investment grade ratings on its outstanding public debt and the bank credit facilities maturing in December 2001 are paid in full.

     The following table summarizes certain financial ratios as of and for the nine months ended September 30, 2000, and as of and for the year ended December 31, 1999:

                                                                                              September 30,   December 31,
                                                                                                  2000            1999
                                                                                                  ----            ----
Book value per common share:
   As reported...............................................................................     $12.50          $15.50
   Excluding accumulated other comprehensive income (loss) (a)...............................     $15.11          $17.85

Ratio of earnings to fixed charges:
   As reported...............................................................................         (g)           2.98X
   Excluding interest expense on direct third party debt of Conseco Finance (b)..............         (g)           5.27X

Ratio of operating earnings to fixed charges (c):
   As reported...............................................................................       1.24X           4.26X
   Excluding interest expense on direct third party debt of Conseco Finance (b)..............       1.72X           8.04X

Ratio of earnings to fixed charges,  preferred  dividends and  distributions  on
   Company-obligated  mandatorily  redeemable preferred securities of subsidiary trusts:
     As reported.............................................................................         (h)           2.20X
     Excluding interest expense on direct third party debt of Conseco Finance (b)............         (h)           2.98X

Ratio  of  operating  earnings  to  fixed  charges,   preferred   dividends  and
   distributions   on   Company-obligated   mandatorily   redeemable   preferred
   securities of subsidiary trusts (c):
     As reported.............................................................................       1.05X           3.14X
     Excluding interest expense on direct third party debt of Conseco Finance (b)............       1.12X           4.55X

Rating agency ratios (a) (d) (e):
   Corporate debt to total capital...........................................................         40%             34%
   Corporate debt and Company-obligated mandatorily redeemable preferred securities
     of subsidiary trusts to total capital (f)...............................................         58%             54%

--------------------
(a)  Excludes accumulated other comprehensive income (loss).
(b) We include these ratios to assist you in analyzing the impact of interest expense on debt related to finance receivables and other investments (which is generally offset by interest earned on finance receivables and other investments financed by such debt). Such ratios are not intended to, and do not, represent the following ratios prepared in accordance with GAAP:




                         CONSECO, INC. AND SUBSIDIARIES
                              --------------------

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

(d) Excludes the direct debt of the finance segment used to fund finance receivables and investment borrowings of the insurance segment.

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

(g) For such ratios, adjusted earnings were $857.0 million less than fixed charges. Adjusted earnings for the nine months ended September 30, 2000, included special and impairment charges of $797.6 million as described in greater detail in the note to the accompanying consolidated financial statements entitled "Special Charges and Recent Events".

(h) For such ratios, adjusted earnings were $1,040.0 million less than fixed charges. Adjusted earnings for the nine months ended September 30, 2000, included special and impairment charges of $797.6 million as described in greater detail in the note to the accompanying consolidated financial statements entitled "Special Charges and Recent Events".

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

     Liquidity for finance operations

     Our finance operations require cash to originate finance receivables. Our primary sources of cash are: (i) the collection of receivable balances; (ii) proceeds from the issuance of debt, certificates of deposit and securitization or sales of loans; and (iii) cash provided by operations. During the third quarter of 2000, the finance segment significantly slowed the origination of finance receivables to enhance net interest margins, to reduce the amount of available cash required for new loan originations, and to transfer cash to the parent company.

     The most significant source of liquidity for our finance operations has been our ability to finance the receivables we originate in the secondary markets through loan securitizations. Under certain securitization structures, we have provided a variety of credit enhancements, which have taken the form of corporate guarantees (although we have not provided such guarantees during the second and third quarters of 2000), but have also included bank letters of credit, surety bonds, cash deposits and over-collateralization or other equivalent collateral. When choosing the appropriate structure for a securitization
                                       50

                         CONSECO, INC. AND SUBSIDIARIES
                              --------------------

of loans, we analyze the cash flows unique to each transaction, as well as its marketability and projected economic value. The structure of each securitized transaction depends, to a great extent, on conditions in the fixed-income markets at the time the transaction is completed, as well as on cost considerations and the availability and effectiveness of the various enhancement methods.

     During the third quarter of 2000, we completed three transactions, securitizing over $2.2 billion of finance receivables. During the first nine months of 2000, we have securitized or sold over $6.9 billion of finance receivables. We continue to be able to finance loans through: (i) our warehouse and bank credit facilities; (ii) the sale of securities through securitization transactions; and (iii) whole-loan sales.

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

     Market conditions in the credit markets for loan securitizations and loan sales change from time to time. For example, during certain periods of 1999, the general levels of interest rates had increased on securities issued in securitizations, causing us to incur higher interest costs on securitizations completed during those periods. Changes in market conditions could affect the interest rate spreads we earn on the loans we originate and the cash provided by our finance operations. We have increased interest rates on our lending products as we strive to maintain our targeted spread in the current interest rate environment.

     At September 30, 2000, we had $4.3 billion in master repurchase agreements, commercial paper conduit facilities and other facilities with various banking and investment banking firms for the purpose of financing our consumer and commercial finance loan production. These facilities typically provide financing of a certain percentage of the underlying collateral and are subject to the availability of eligible collateral and, in many cases, the willingness of the banking firms to continue to provide financing. Some of these agreements provide for annual terms which are extended either quarterly or semi-annually by mutual agreement of the parties for an additional annual term based upon receipt of updated quarterly financial information. At September 30, 2000, we had borrowed $2.6 billion of the $4.3 billion available under such agreements.

     We continually investigate and pursue alternative and supplementary methods to finance our lending operations. In late 1998, we began issuing certificates of deposit through our bank subsidiary. At September 30, 2000, we had $1,574.4 million of such deposits outstanding which are recorded as liabilities related to certificates of deposit. The average annual rate paid on these deposits was
6.6 percent during the first nine months of 2000.

     Our finance segment generated cash flows from operating activities of $314.2 million during the first nine months of 2000, compared to approximately $479.7 million in the same period of 1999. Such cash flows include cash received from the securitization trusts of $261.6 million in the 2000 period and $480.0 million in the 1999 period, representing distributions of excess interest and servicing fees.

     On September 8, 1999, we announced that, although we plan to continue to finance the receivables we originate through loan securitizations, we will no longer structure future securitizations in a manner that results in gain-on-sale revenues. This change has not had any material effect on the amount or timing of cash flows we receive, but the change required us to classify certain activities differently on our cash flow statement (e.g., certain cash flows recorded as "operating cash flows" under the gain-on-sale method must be recorded as "investing activities" under the portfolio method and vice versa).

     Independent rating agencies, financial institutions, analysts and other interested parties monitor the leverage ratio of our finance segment. Such ratio (calculated, as discussed with independent rating agencies, as the ratio of debt to equity of our finance subsidiary calculated on a pro forma basis as if we had accounted for the securitizations of our finance receivables as financing transactions throughout the Company's history) was 21-to-1 and 22-to-1 at September 30, 2000, and December 31, 1999, respectively.

                         CONSECO, INC. AND SUBSIDIARIES
                              --------------------

     Liquidity of Conseco (parent company)

     The parent company is a legal entity, separate and distinct from its subsidiaries, and has no business operations. The parent company uses cash for:
(i) principal and interest payments on debt; (ii) dividends on mandatorily redeemable preferred stock of subsidiary trusts; (iii) payments to subsidiary trusts to be used for distributions on the Company-obligated mandatorily redeemable preferred securities of subsidiary trusts; (iv) holding company administrative expenses; (v) income taxes; and (vi) investments in subsidiaries and other investments. The primary sources of cash to meet these obligations are payments from our subsidiaries, including the statutorily permitted payments from our life insurance subsidiaries in the form of: (i) fees for services provided; (ii) tax sharing payments; (iii) dividend payments; and (iv) surplus debenture interest and principal payments.

     During the third quarter, we successfully renegotiated the terms of our bank credit facilities. We repaid $650 million of our bank and other debt and extended the remaining September 2000 maturities to December 2001. In addition, the renegotiated bank credit facilities permit the Company to extend the maturity date of $1.2 billion of the $1.5 billion bank credit facility until March 31, 2005. The maturities of the direct debt of the parent company at September 30, 2000 (assuming the Company elects to extend the maturity date of $1.2 billion of bank debt) were as follows (dollars in millions):

              2000.........................................................    $  131.5
              2001.........................................................     1,233.7
              2002.........................................................       601.9
              2003.........................................................       463.5
              2004.........................................................       812.5
              2005.........................................................     1,450.0
              Thereafter...................................................       551.1
                                                                               --------

                    Total par value at September 30, 2000..................    $5,244.2
                                                                               ========

     In amending our bank credit facilities, we agreed to the manner in which the proceeds from asset sales and refinancing transactions would be used. Through September 30, 2000, the $876.0 million of proceeds from such transactions were used as follows: (i) $257.1 was used to repay the notes payable due 2003; (ii) $407.3 million was used to reduce the total borrowings under our near-term facilities; and (iii) $86.8 million was transferred to a segregated cash account for the payment of public debt in December 2000; (iv) $74.8 million was added to the general cash balance of the Company; and (v) $50.0 million was transferred to a segregated cash account to provide collateral for Conseco's guarantee related to the directors, officers and key employee stock purchase program. Additional amounts have been added to the segregated cash account for the payment of public debt through November 14, 2000; its balance is now approximately $128.5 million.

     Pursuant to the amendment of our bank credit facilities, we have agreed that amounts received from asset sales or refinancing transactions occurring after September 30, 2000, will be used as follows: (i) the first $56 million received may be retained by Conseco until we have cash on hand of $330 million;
(ii) of the next $599 million received, $86 million will be used to reduce our near-term facilities and $513 million will be added to the segregated cash account for the payment of the public debt due in 2001; (iii) the next $200 million will be added to the segregated cash account for payment of debt maturing in 2001; (iv) the next available proceeds would be applied 80 percent to reduce our near-term facilities, with the remaining 20 percent retained by Conseco until we have cash on hand of $330 million, and then 100 percent to the bank credit facilities due December 2001 until such facilities have been paid in full; and (v) any subsequent proceeds would be applied 50 percent to repay the $1.5 billion facility, and to a segregated cash account to provide collateral for Conseco's guarantee related to the directors, officers and key employee stock purchase program (based on the relative balance due under each facility) and the remaining 50 percent retained by Conseco.

     During the third quarter of 2000, the Company amended an agreement with Lehman related to its master repurchase agreements and collateralized credit facility. Such amendment significantly reduced the restrictions on intercompany payments from Conseco Finance to Conseco as required by the previous agreement. In conjunction with the amendment, Conseco agreed to convert $750 million principal balance of its intercompany note due from Conseco Finance to $750 million stated value of Conseco Finance 9 percent redeemable cumulative preferred stock (the "intercompany preferred stock"). After such conversion and prepayments made during the third quarter of 2000, the intercompany note had a balance of $916.2 million.

                         CONSECO, INC. AND SUBSIDIARIES
                              --------------------

     Pursuant to the amended agreement, Conseco Finance may make the following payments to Conseco: (i) interest on the intercompany note; (ii) payments for products and services provided by Conseco; and (iii) intercompany tax sharing payments. Conseco Finance may also make the following payments to Conseco provided the minimum liquidity requirements defined in the amended agreement are met and the cash payments are applied in the order summarized: (i) unpaid interest on the intercompany note; (ii) prepayments of principal on the intercompany note or repayments of any increase to the intercompany receivable balance; (iii) dividends on the intercompany preferred stock; (iv) redemption of the intercompany preferred stock; and (v) common stock dividends. The liquidity test of the amended agreement requires Conseco Finance to have minimum levels of cash liquidity immediately after making payments to Conseco. Cash liquidity, as defined, includes unrestricted cash and may include up to $150 million of liquidity available at Conseco Finance's bank subsidiaries and the aggregate amount available to be drawn under Conseco Finance's master repurchase facilities (based on eligible excess collateral pledged to the lender multiplied by the appropriate advance rate). The minimum cash liquidity must equal or exceed $250 million, plus: (i) 50 percent of cash up to $100 million generated by Conseco Finance subsequent to September 21, 2000; and (ii) 25 percent of cash generated by Conseco Finance in excess of $100 million, provided the total minimum cash liquidity shall not exceed $350 million and the cash generated by Conseco Finance (used in the calculation to increase the minimum) will exclude operating cash flows and the net proceeds actually received from certain asset sales and other events listed in the amended agreement (which are consistent with the courses of actions we have previously announced).

     Our insurance subsidiaries paid dividends to Conseco of $152.1 million during the first nine months of 2000. The ability of our insurance subsidiaries to pay dividends is subject to state insurance department regulations. These regulations generally permit dividends to be paid from earned surplus of the insurance company for any 12-month period in amounts equal to the greater of (or in a few states, the lesser of): (i) net gain from operations for the prior year; or (ii) 10 percent of surplus as of the end of the preceding year. Any dividends in excess of these levels require the approval of the director or commissioner of the applicable state insurance department.

     In addition to fees and interest, during the remainder of 2000, our insurance subsidiaries may pay "ordinary" dividends to Conseco of $52.5 million without permission from state regulatory authorities.

     The ratings assigned to Conseco's senior debt, trust preferred securities and commercial paper are important factors in determining the Company's ability to access the public capital markets for additional liquidity. Following our March 31, 2000, announcement that we planned to explore the sale of Conseco Finance and other events described in the note to the accompanying consolidated financial statements entitled "Special Charges and Recent Events" and elsewhere herein, rating agencies lowered their ratings on Conseco's senior debt, trust preferred securities and commercial paper. As of November 7, 2000, the rating agencies had assigned the following ratings: (i) Standard & Poor's has assigned a "BB-" rating to Conseco's senior debt and a "B-" rating to trust preferred securities; (ii) Fitch Rating Company has assigned a "BB-" rating to Conseco's senior debt and a "B" rating to trust preferred securities; and (iii) Moody's Investor Services has assigned a "B1" rating to Conseco's senior debt and a "caa" rating to trust preferred securities. These ratings make it difficult for the Company to issue additional securities in the public markets, although the Company does not believe additional issuances will be necessary in the near future.

                         CONSECO, INC. AND SUBSIDIARIES
                              --------------------

     INVESTMENTS

     At September 30, 2000, the amortized cost and estimated fair value of fixed maturity securities (all of which were actively managed) were as follows:

                                                                                        Gross         Gross      Estimated
                                                                         Amortized   unrealized    unrealized      fair
                                                                           cost         gains        losses        value
                                                                           ----         -----        ------        -----
                                                                                       (Dollars in millions)
Investment grade:
   Corporate securities................................................  $13,364.8       $47.3      $  872.1    $12,540.0
   United States Treasury securities and obligations of
     United States government corporations and agencies................      301.4         4.0           3.1        302.3
   States and political subdivisions...................................      142.6         0.4           6.5        136.5
   Debt securities issued by foreign governments.......................      180.7         1.0           9.5        172.2
   Mortgage-backed securities .........................................    6,764.5        14.9         240.6      6,538.8
Below-investment grade (primarily corporate securities)................    2,410.7        26.1         574.3      1,862.5
                                                                         ---------       -----      --------    ---------

     Total actively managed fixed maturities...........................  $23,164.7       $93.7      $1,706.1    $21,552.3
                                                                         =========       =====      ========    =========

     During the first nine months of 2000 and 1999, we recorded $88.9 million and $11.0 million, respectively, of writedowns of fixed maturity securities and other invested assets as a result of changes in conditions which caused us to conclude that a decline in fair value of the investments was other than temporary. At September 30, 2000, fixed maturity securities in default as to the payment of principal or interest had an aggregate amortized cost of $121.9 million and a carrying value of $82.6 million.

     Sales of invested assets (primarily fixed maturity securities) during the first nine months of 2000 generated proceeds of $4.7 billion, resulting in net investment losses of $79.8 million.

     At September 30, 2000, fixed maturity investments included $7.0 billion of mortgage-backed securities (or 33 percent of all fixed maturity securities). The yield characteristics of mortgage-backed securities differ from those of traditional fixed-income securities. Interest and principal payments for mortgage-backed securities occur more frequently, often monthly. Mortgage-backed securities are subject to risks associated with variable prepayments. Prepayment rates are influenced by a number of factors that cannot be predicted with certainty, including: the relative sensitivity of the underlying mortgages backing the assets to changes in interest rates; a variety of economic, geographic and other factors; and the repayment priority of the securities in the overall securitization structures.

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

                         CONSECO, INC. AND SUBSIDIARIES
                              --------------------

     The following table sets forth the par value, amortized cost and estimated fair value of mortgage-backed securities, summarized by interest rates on the underlying collateral at September 30, 2000:

                                                                                         Par        Amortized    Estimated
                                                                                        value         cost      fair value
                                                                                        -----         ----      ----------
                                                                                              (Dollars in millions)

Below 7 percent.....................................................................   $4,501.2     $4,463.6      $4,267.2
7 percent - 8 percent...............................................................    1,892.6      1,876.8       1,848.8
8 percent - 9 percent...............................................................      326.4        326.4         325.6
9 percent and above.................................................................      840.5        844.5         602.8
                                                                                       --------     --------      --------

       Total mortgage-backed securities (a).........................................   $7,560.7     $7,511.3      $7,044.4
                                                                                       ========     ========      ========

---------------
(a) Includes below-investment grade mortgage-backed securities with an amortized cost and estimated fair value of $746.8 million and $505.6 million, respectively.

     The amortized cost and estimated fair value of mortgage-backed securities at September 30, 2000, summarized by type of security, were as follows:

                                                                                        Estimated fair value
                                                                                        --------------------
                                                                                                    Percent
                                                                            Amortized               of fixed
Type                                                                          cost       Amount    maturities
----                                                                          ----       ------    ----------
                                                                            (Dollars in millions)

Pass-throughs and sequential and targeted amortization classes............   $3,894.5    $3,788.0      18%
Planned amortization classes and accretion-directed bonds.................    1,980.1     1,891.8       9
Commercial mortgage-backed securities.....................................      772.0       746.4       3
Subordinated classes and mezzanine tranches...............................      832.9       592.3       3
Other.....................................................................       31.8        25.9       -
                                                                             --------    --------      ---

       Total mortgage-backed securities (a)...............................   $7,511.3    $7,044.4      33%
                                                                             ========    ========      ==

---------------
(a) Includes below-investment grade mortgage-backed securities with an amortized cost and estimated fair value of $746.8 million and $505.6 million, respectively.

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

     At September 30, 2000, the mortgage loan balance was primarily comprised of commercial loans. Less than 1 percent of the mortgage loan balance was noncurrent (loans two or more scheduled payments past due) at September 30, 2000.

     At September 30, 2000, we held $46.1 million of trading securities; we included them in "other invested assets."

     Our investment borrowings averaged approximately $345.8 million during the first nine months of 2000, compared with approximately $1,121.1 million during the same period of 1999 and were collateralized by investment securities with fair values approximately equal to the loan value. The weighted average interest rates on such borrowings were 5.3 percent and 5.1 percent during the first nine months of 2000 and 1999, respectively.

     STATUTORY INFORMATION

     Statutory accounting practices prescribed or permitted by regulatory authorities for the Company's insurance subsidiaries differ from GAAP. The statutory income before net realized capital gains (losses) of our life insurance subsidiaries was $82.7 million and $184.8 million in the first nine months of 2000 and 1999, respectively. The Company's life insurance subsidiaries reported the following amounts to regulatory agencies at September 30, 2000, after appropriate eliminations of intercompany accounts among such subsidiaries (dollars in millions):

                  Statutory capital and surplus ..................................    $1,963.1
                  Asset valuation reserve.........................................       335.2
                  Interest maintenance reserve....................................       434.1
                                                                                      --------

                     Total........................................................    $2,732.4
                                                                                      ========

     The statutory capital and surplus shown above included investments in up-stream affiliates, all of which were eliminated in the consolidated financial statements prepared in accordance with GAAP, as follows:


                                                                                       September 30,
                                                                                           2000
                                                                                           ----
                                                                                        (Dollars in
                                                                                         millions)
Securitization debt issued by special purpose entities and guaranteed by our finance subsidiary, all of which was purchased by our insurance subsidiaries
   prior to the acquisition of Conseco Finance (a)....................................     $ 72.1
Preferred and common stock of intermediate holding company............................     215.4
Common stock of Conseco (39.8 million shares).........................................      25.6
Other ................................................................................       2.5
                                                                                          ------

      Total...........................................................................    $315.6
                                                                                          ======

--------------------
(a) Total par value, amortized cost and fair value of securities issued by special purpose entities which hold loans originated by our finance subsidiary (including the securities that are not guaranteed by Conseco Finance, and therefore are not considered affiliated investments) were $284.6 million, $279.7 million and $258.8 million, respectively.

     State insurance laws generally restrict the ability of insurance companies to pay dividends or make other distributions. During the remainder of 2000, our insurance subsidiaries may pay dividends to Conseco of $52.5 million without permission

                         CONSECO, INC. AND SUBSIDIARIES
                              --------------------

from state regulatory authorities. During the first nine months of 2000, our insurance subsidiaries paid dividends to Conseco totaling $152.1 million.

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

     A total of forty-five suits were filed against the Company in the United States District Court for the Southern District of Indiana. Nineteen of these cases were putative class actions on behalf of persons or entities that purchased the Company's common stock during alleged class periods that generally run from April 1999 through April 2000. Two cases were putative class actions on behalf of persons or entities that purchased the Company's bonds during the same alleged class periods. Three cases were putative class actions on behalf of persons or entities that purchased or sold option contracts, not issued by the Company, on the Company's common stock during the same alleged class periods. One case was a putative class action on behalf of persons or entities that purchased the Company's "Feline Pride" convertible preferred stock instruments during the same alleged class periods. With four exceptions, in each of these twenty-five cases two former officers/directors of the Company are named as defendants. In each case, the plaintiffs assert claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. In each case, plaintiffs allege that the Company and the individual defendants violated the federal securities laws by, among other things, making false and misleading statements about the current state and future prospects of Conseco Finance (particularly with respect to performance of certain loan portfolios of Conseco Finance) which allegedly rendered the Company's financial statements false and misleading. The Company believes that these lawsuits are without merit and intends to defend them vigorously. The ultimate outcome of these lawsuits cannot be predicted with certainty.

     Eleven of the cases in the United States District Court were filed as purported class actions on behalf of persons or entities that purchased preferred securities issued by various Conseco Financing Trusts, including Conseco Financing Trust V, Conseco Financing Trust VI, and Conseco Financing Trust VII. Each of these complaints named as defendants the Company, the relevant trust (with two exceptions), two former officers/directors of the Company, and underwriters for the particular issuance (with one exception). One complaint also named an officer and all of the Company's directors at the time of issuance of the preferred stock by Conseco Financing Trust VII. In each case, plaintiffs assert claims under Section 11 and Section 15 of the Securities Act of 1933, and the eight complaints also asserted claims under Section 12(a)(2) of that Act. Two complaints also asserted claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and one complaint also asserted a claim under Section 10(b) of that Act. In each case, plaintiffs alleged that the defendants violated the federal securities laws by, among other things, making false and misleading statements, in Prospectuses and/or Registration Statements related to the issuance of preferred securities by the Trust involved, regarding the current state and future prospects of Conseco Finance (particularly with respect to performance of certain loan portfolios of Conseco Finance) which allegedly rendered the disclosure documents false and misleading.

                         CONSECO, INC. AND SUBSIDIARIES
                              --------------------

     All of the securities cases have now been consolidated into one case in the United States District Court for the Southern District of Indiana, captioned:
"In Re Conseco, Inc. Securities Litigation", cause number IP00-585-C- Y/S. An amended complaint is expected to be filed on or about December 13, 2000. The Company intends to defend this lawsuit vigorously. The ultimate outcome cannot be predicted with certainty.

     Nine shareholder derivative suits were filed in United States District Court. The complaints named as defendants the current directors, certain former directors, certain non-director officers of the Company (in one case), and, alleging aiding and abetting liability, certain banks which allegedly made loans in relation to the Company's "Stock Purchase Plan" (in these cases). The Company is also named as a nominal defendant in each complaint. Plaintiffs allege that the defendants breached their fiduciary duties by, among other things, intentionally disseminating false and misleading statements concerning the acquisition, performance and proposed sale of Conseco Finance, and engaged in corporate waste by causing the Company to guarantee loans that certain officers, directors and key employees of the Company used to purchase stock under the Stock Purchase Plan. These cases have now been consolidated into one case in the United States District Court for the Southern District of Indiana, captioned:
"In Re Conseco, Inc. Derivative Litigation", cause number IP00655-C-Y/S. An amended complaint is expected to be filed on or about December 13, 2000. Three similar cases have been filed in the Hamilton County Superior Court in Indiana. Schweitzer v. Hilbert, et al., Cause No. 29001-0004CP251; Evans v. Hilbert, et al., Cause No. 29001-0005CP308 (both Schweitzer and Evans name as defendants certain non-director officers); Gintel v. Hilbert, et al., Cause No. 29003-0006CP393 (naming as defendants, and alleging aiding and abetting liability as to, banks which allegedly made loans in relation to the Stock Purchase Plan). The Company believes that these lawsuits are without merit and intends to defend them vigorously. The ultimate outcome of these lawsuits cannot be predicted with certainty.

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

     Conseco, Inc. and its subsidiaries, Conseco Life Insurance Company and Wabash Life Insurance Company, are currently named defendants in a certified nationwide class action lawsuit in the Superior Court for Santa Clara County (California, cause number CV768991) and captioned "John P. Dupell and the John
P. Dupell 1992 Insurance Trust v. Massachusetts General Life Insurance Company; Life Partners Group, Inc., Wabash Life Insurance Company, Conseco, Inc., Donovan
R. Bolton, et al." The class, approximately 345,000 in number, consists of all persons who purchased universal life insurance policies from Conseco Life Insurance Company, formerly named Massachusetts General Life Insurance Company, between January 1, 1984 and July 23, 1999 (excluding policies where death benefits were paid). The claims involve the changing interest rate climate between the 1980s and the comparatively lower rates in the 1990s, and the resulting lower rates credited to universal life products. The plaintiffs asserted claims of fraud, breach of the covenant of good faith and fair dealing, negligence, negligent misrepresentation, unjust enrichment and related matters. Conseco believes this lawsuit is without merit. We intend to continue defending this action vigorously unless the current settlement discussions and procedures produce a satisfactory outcome. The ultimate outcome of this lawsuit cannot be predicted with certainty.

     Conseco Finance is a defendant in two arbitration proceedings in South Carolina (Lackey v. Green Tree Financial Corporation, n/k/a Conseco Finance Corp. and Bazzle v. Green Tree Financial Corporation, n/k/a Conseco Finance Corp.) where the arbitrator, over Conseco Finance's objection, allowed the plaintiffs to pursue purported class action claims in arbitration. The two purported arbitration classes consist of South Carolina residents who obtained real estate secured credit from Conseco Finance's Manufactured Housing Division (Lackey) and Home Improvement Division (Bazzle) in the early and mid 1990s, and did not receive a South Carolina specific

                         CONSECO, INC. AND SUBSIDIARIES
                              --------------------

disclosure form relating to selection of attorneys in connection with the credit transactions. The arbitrator, in separate awards issued on July 24, 2000, awarded a total of $26.8 million in penalties and attorneys' fees. Plaintiffs have filed motions in South Carolina courts to have the awards confirmed as judgments. The Bazzle award was confirmed as a judgment and the matter is currently on appeal. The Lackey award has not been confirmed as a judgment. Conseco Finance intends to vigorously challenge the awards and believes that the arbitrator erred by, among other things, conducting class action arbitrations without the authority to do so and misapplying South Carolina law when awarding the penalties. The ultimate outcome of these proceedings cannot be predicted with certainty.

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

                         CONSECO, INC. AND SUBSIDIARIES
                              --------------------

   ITEM 5. OTHER INFORMATION.

   Donald F. Gongaware and Ngaire E. Cuneo have resigned from the Conseco Board of Directors, reducing the current Board to 10 members.

   ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

     a) Exhibits.

             10.1.11 Employment Agreement by and between David K. Herzog and Conseco, Inc., dated as of August 11, 2000

             10.1.31 Supplemental Retirement Agreement dated as of August 16, 2000, between Conseco, Inc. and Gary C. Wendt

             10.1.32 Guaranty dated as of August 16, 2000, between Bankers Life and Casualty Company as Guarantor, and Gary C. Wendt

             10.46 Amended and Restated Agreement dated September 22, 2000, by and among Conseco Finance Corp., CIHC, Incorporated, Green Tree Residual Finance Corp. I, Green Tree Finance Corp. - Five and Lehman Brothers Holdings, Inc.

             12.1 Computation of Ratio of Earnings to Fixed Charges, Preferred Dividends and Distributions on Company-obligated Mandatorily Redeemable Preferred Securities of Subsidiary Trusts

             27.0     Financial Data Schedule

     b) Reports on Form 8-K

     A report on Form 8-K dated June 28, 2000, was filed with the Commission to report under Item 5, the hiring of Gary C. Wendt as the Company's Chairman of the Board and Chief Executive Officer.

     A report on Form 8-K/A dated September 22, 2000, was filed with the Commission to report under Item 5, that the Company and its lender banks have signed amendments that would restructure the Company's credit facilities as part of the Company's "Restoration Plan".

     A report on Form 8-K dated September 29, 2000, was filed with the Commission to report under Item 5, the Registrant's letter to certain large institutional shareholders.

                         CONSECO, INC. AND SUBSIDIARIES
                              --------------------




                                   SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                            CONSECO, INC.


    Dated: November 14, 2000            By: /S/ Thomas M. Hagerty
                                            ------------------
                                            Thomas M. Hagerty
                                            Chief Financial Officer
                                              (authorized officer and
                                              principal financial officer)