Form 10-K
period 2000-12-31
CONSECO INC
filed 2001-04-02
CIK 719241

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-K

        [ X ] Annual report pursuant to Section
              13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December
              31, 2000 or

        [   ] Transition report pursuant to Section 13 or 15(d) of
              the Securities  Exchange Act of 1934 [No Fee Required]

                For the transition period from _______ to _______

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

                           Common Stock, No Par Value

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days: Yes [ X ] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

     Aggregate market value of common stock held by nonaffiliates (computed as of March 27, 2001): $4,266,010,577

     Shares of common stock outstanding as of March 27, 2001: 337, 584,736

     DOCUMENTS INCORPORATED BY REFERENCE: Portions of the Registrant's definitive proxy statement for the 2001 annual meeting of shareholders are incorporated by reference into Part III of this Report.

================================================================================

                                     PART I

ITEM 1. BUSINESS OF CONSECO.

       Conseco, Inc. ("we", "Conseco", or the "Company") is a financial services holding company with subsidiaries operating throughout the United States. Our insurance subsidiaries develop, market and administer supplemental health insurance, annuity, individual life insurance and other insurance products. Our finance subsidiaries originate, securitize and service manufactured housing, home equity, retail credit and floorplan loans. Conseco's operating strategy is to grow its business by focusing its resources on the development and expansion of profitable products and strong distribution channels, to seek to achieve superior investment returns through active asset management and to control expenses.

       During 2000, we announced several courses of action with respect to Conseco Finance Corp. ("Conseco Finance"), a wholly owned subsidiary of Conseco, as well as our intent to sell our individual and group major medical insurance lines and certain non-strategic assets held at the parent company level. These actions are designed to reduce parent company debt over time and are an integral part of the restructuring of the bank debt which occurred during the third quarter of 2000. The actions with respect to Conseco Finance include: (i) the sale, closing or runoff of five units (i.e., asset-based lending, vendor leasing, bankcards, transportation and park construction); (ii) efforts to better utilize existing assets so as to increase cash; and (iii) cost savings and restructuring of ongoing businesses such as the streamlining of loan origination operations in the manufactured housing and home equity lending divisions. The actions with respect to the sale of certain non-strategic assets include the sales of our investment in the wireless communication company, TeleCorp PCS Inc. ("TeleCorp"), our interest in the riverboat casino in Lawrenceberg, Indiana, and our subprime auto loan portfolio.

       Several elements of the plans we previously announced have already been completed:

       (i)   We completed the restructuring of the operations of Conseco
             Finance;

       (ii)  We completed the restructuring of our bank debt;

       (iii) We have made significant progress in achieving our asset liquidation and monetization transaction goals. Through March 1, 2001, we have completed transactions which generated cash proceeds in excess of $1.5 billion; and

       (iv) On November 7, 2000, A.M. Best upgraded the financial strength ratings of our principal life insurance subsidiaries to A- (Excellent) from B++ (Very Good). The return of these ratings to A- (Excellent) satisfies a covenant in the amended bank credit facilities, well before the required date of March 31, 2001.

       The Company believes that additional courses of action to be completed in 2001 will generate additional cash proceeds of $.7 billion during 2001 (in addition to the $.5 billion already completed in 2001). The course of actions described above had a significant effect on the Company's operating results during 2000.

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

       Data in Item 1 are provided as of December 31, 2000, or for the year then ended (as the context implies), unless otherwise described.

       MARKETING AND DISTRIBUTION

       Insurance

       Our insurance products are sold through three primary distribution channels - career agents, professional independent producers and direct marketing.

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

       Our insurance subsidiaries collectively hold licenses to market our insurance products in all fifty states, the District of Columbia, and certain protectorates of the United States. Sales to residents of the following states accounted for at least 6 percent of our 2000 collected premiums: California (9.6 percent), Illinois (8.0 percent), Florida (8.0 percent), and Texas (6.8 percent).

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

       A description of the primary distribution channels follows:

       Career Agents. This agency force of approximately 5,300 agents working from 172 branch offices, permits one-on- one contacts with potential policyholders and promotes strong personal relationships with existing policyholders. The career agents sell primarily Medicare supplement and long-term care insurance policies, senior life insurance and annuities. In 2000, this distribution channel accounted for $1,528.1 million, or 24 percent, of our total collected premiums. These agents sell only Conseco policies and typically visit the prospective policyholder's home to conduct personalized "kitchen-table" sales presentations. After the sale of an insurance policy, the agent serves as a contact person for policyholder questions, claims assistance and additional insurance needs.

       Professional Independent Producers. This distribution channel consists of a general agency and insurance brokerage distribution system comprised of approximately 130,000 independent licensed agents doing business in all fifty states. In 2000, this channel accounted for $4,648.3 million, or 73 percent, of our total collected premiums.

       Professional independent producers are a diverse network of independent agents, insurance brokers and marketing organizations. Marketing companies typically recruit agents for Conseco by advertising our products and commission structure through direct mail advertising or through seminars for insurance agents and brokers. These organizations bear most of the costs incurred in marketing our products. We compensate the marketing organizations by paying them a percentage of the commissions earned on new sales generated by the agents recruited by such organizations. Certain of these marketing organizations are specialty organizations that have a marketing expertise or a distribution system relating to a particular product, such as flexible-premium annuities for educators. During 1999 and 2000, Conseco purchased four organizations that specialize in marketing and distributing supplemental health products. In 2000, these four organizations accounted for $228.5 million, or 3.6 percent, of our total collected premiums.

       Direct Marketing. This distribution channel is engaged primarily in the sale of "graded benefit life" insurance policies. In 2000, this channel accounted for $188.0 million, or 3 percent, of our total collected premiums. During 2000, we reacquired the name "Colonial Penn" (the former brand name these products were sold under prior to our acquisition of this business), which will be used to market these products in the future.

       Finance

       Our finance group, with nationwide operations and managed finance receivables of $46.6 billion at December 31, 2000, is one of America's largest consumer finance companies, with leading market positions in retail home equity mortgages, home improvement loans, private label credit cards and manufactured housing lending. Originations to customers in the following states accounted for at least 5.0 percent of our 2000 originations: Texas (9.0 percent), California (7.4 percent), Florida (5.2 percent), Illinois (5.1 percent) and Michigan (5.0 percent).

       During 2000, 61 percent of our finance products were marketed indirectly to customers through intermediary channels such as dealers, contractors, retailers and correspondents. The remaining products were marketed directly to our customers through our regional offices and service centers. A description of the primary distribution channels follows:

       Dealers, Contractors, Retailers and Correspondents. Manufactured housing, home improvement and home equity receivables are purchased from and originated by selected dealers and contractors after being underwritten and analyzed via one of the Company's automated credit scoring systems at one of our regional service centers. During 2000, these marketing channels accounted for the following percentages of total loan originations: 86 percent of manufactured housing, 57 percent of home improvement, 24 percent of home equity, 97 percent of consumer finance and 100 percent of equipment finance.

       Regional Service Centers, Retail Satellite Offices and Telemarketing Center. We market and originate manufactured housing loans through 33 regional offices and 3 origination and processing centers. We originate home equity loans through a system of 128 retail satellite offices and 6 regional centers. We also market private label retail credit products through selected retailers and process the contracts through Conseco Bank, Inc. ("Conseco Bank"), a Utah industrial loan company, and through Green Tree Retail Services Bank, Inc. ("Retail Bank"), a South Dakota limited purpose credit card bank, both of which are wholly owned subsidiaries of the Company. We also utilize direct mail to originate home improvement loans and home equity loans. During 2000, these marketing channels accounted for the following percentages of total loan originations: 14 percent of manufactured housing, 43 percent of home improvement, 76 percent of home equity, 3 percent of consumer finance and 100 percent of retail credit contracts.

       Insurance Products

       Supplemental Health

       Supplemental health products include Medicare supplement, long-term care and specified-disease insurance products distributed through our career agency force and professional independent producers. During 2000, we collected Medicare supplement premiums of $931.0 million, long-term care premiums of $836.0 million, specified-disease premiums of $371.1 million and other supplemental health premiums of $125.8 million. Medicare supplement, long-term care, specified disease and other supplemental health premiums represented 15 percent, 13 percent, 6 percent and 2 percent, respectively, of our total premiums collected in 2000.

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

       Medicare supplement policies provide coverage for many of the medical expenses which the Medicare program does not cover, such as deductibles, coinsurance costs (in which the insured and Medicare share the costs of medical expenses) and specified losses which exceed the federal program's maximum benefits. Our Medicare supplement plans automatically adjust coverage to reflect changes in Medicare benefits. In marketing these products, we concentrate on individuals who have recently become eligible for Medicare by reaching the age of 65. We offer a higher first-year commission for sales to these policyholders and competitive premium pricing. Approximately 35 percent of new sales of Medicare supplement policies are to individuals who are reaching the age of 65.

       Long-term care. Long-term care products provide coverage, within prescribed limits, for nursing home, home healthcare, or a combination of both nursing home and home healthcare expenses. The long-term care plans are sold primarily to retirees and, to a lesser degree, to older self-employed individuals and others in middle-income levels.

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

       Approximately 76 percent of our specified-disease policies in force (based on a count of policies) are sold with return of premium or cash value riders. The return of premium rider generally provides that after a policy has been in force for a specified number of years or upon the policyholder reaching a specified age, the Company will pay to the policyholder, or a beneficiary under the policy, the aggregate amount of all premiums paid under the policy, without interest, less the aggregate amount of all claims incurred under the policy.

       Annuities

       Annuity products include equity-indexed annuity, variable annuity, traditional fixed rate annuity and market value- adjusted annuity products sold through both career agents and professional independent producers. During 2000, we collected annuity premiums of $2,255.7 million, or 35 percent of our total premiums collected.

       The following describes the major annuity products:

       Equity-indexed annuity products. These products accounted for $643.5 million, or 10 percent, of our total premiums collected in 2000. The accumulation value of these annuities is credited with interest at an annual minimum guaranteed average rate over the term of the contract of 3 percent (or, including the effect of applicable sales loads, a 1.7 percent compound average interest rate over the term of the contracts), but the annuities provide for potentially higher returns based on a percentage (the "participation rate") of the change in the Standard & Poor's Corporation ("S&P") 500 Index during each year of their term. The Company has the discretionary ability to annually change the participation rate which currently ranges from 55 percent to 70 percent and may include a first-year "bonus", similar to the bonus interest described below for traditional fixed rate annuity products, which generally ranges from 20 percent to 55 percent. The minimum guaranteed values are equal to: (i) 90 percent of premiums collected for annuities for which premiums are received in a single payment (single premium deferred annuities "SPDAs"), or 75 percent of first year and 87.5 percent of renewal premiums collected for annuities which allow for more than one payment (flexible premium deferred annuities "FPDAs"); plus (ii) interest credited on such percentage of the premiums collected at an annual rate of 3 percent. The annuity provides for penalty-free withdrawals of up to 10 percent of premium in each year after the first year of the annuity's term. Other withdrawals from SPDA products are generally subject to a surrender charge of 9 percent over the eight year contract term at which time the contract must be renewed or withdrawn. Other withdrawals from FPDA products are subject to a surrender charge of 12 percent to 20 percent in the first year, declining
1.2 percent to 1.3 percent each year, to zero over a 10 to 15 year period, depending on issue age. We purchase S&P 500 Index Call Options ("S&P 500 Call Options") in an effort to hedge potential increases to policyholder benefits resulting from increases in the S&P 500 Index to which the product's return is linked.

       Other fixed rate annuity products. These products include SPDAs, FPDAs (excluding the equity-indexed products) and single-premium immediate annuities ("SPIAs"). These products accounted for $740.7 million, or 11 percent, of our total collected premiums in 2000. Our SPDAs and FPDAs typically have an interest rate (the "crediting rate") that is guaranteed by the Company for the first policy year, after which, we have the discretionary ability to change the crediting rate to any rate not below a guaranteed minimum rate. The guaranteed rate on annuities written recently ranges from 3.0 percent to 4.5 percent, and the rate on all policies in force ranges from 2.5 percent to 6.0 percent. The initial crediting rate is largely a function of: (i) the interest rate we can earn on invested assets acquired with the new annuity fund deposits; (ii) the costs related to marketing and maintaining the annuity products; and (iii) the rates offered on similar products by our competitors. For subsequent adjustments to crediting rates, we take into account the yield on our investment portfolio, annuity surrender assumptions, competitive industry pricing and the crediting rate history for particular groups of annuity policies with similar characteristics.

       Approximately 52 percent of our new annuity sales have been "bonus" products. The initial crediting rate on these products specifies a bonus crediting rate ranging from 1 percent to 5 percent of the annuity deposit for the first policy year only. After the first year, the bonus interest portion of the initial crediting rate is automatically discontinued, and the renewal crediting rate is established. As of December 31, 2000, crediting rates on our outstanding traditional annuities were at an average rate, excluding bonuses, of
4.4 percent.

       The policyholder is typically permitted to withdraw all or part of the premium paid plus the accumulated interest credited to his or her account (the "accumulation value"), subject in virtually all cases to the assessment of a surrender charge for withdrawals in excess of specified limits. Most of our traditional annuities provide for penalty-free withdrawals of up to 10 percent of the accumulation value each year, subject to limitations. Withdrawals in excess of allowable penalty- free amounts are assessed a surrender charge during a penalty period which generally ranges from five to 12 years after the date a policy is issued. The initial surrender charge is generally 6 percent to 12 percent of the accumulation value and generally decreases by approximately 1 to 2 percentage points per year during the penalty period. Surrender charges are set at levels to protect the Company from loss on early terminations and to reduce the likelihood of policyholders terminating their policies during periods of increasing interest rates. This practice lengthens the effective duration of policy liabilities and enables the Company to maintain profitability on such policies.

       SPIAs accounted for $60.8 million, or 1.0 percent, of our total collected premiums in 2000. SPIAs are designed to provide a series of periodic payments for a fixed period of time or for life, according to the policyholder's choice at the time of issue. Once the payments begin, the amount, frequency and length of time for which they are payable are fixed. SPIAs often are purchased by persons at or near retirement age who desire a steady stream of payments over a future period of years. The single premium is often the payout from a terminated annuity contract. The implicit interest rate on SPIAs is based on market conditions when the policy is issued. The implicit interest rate on the Company's outstanding SPIAs averaged 6.9 percent at December 31, 2000.

       Recently, the Company introduced its multibucket annuity product which provides for different rates of cash value growth based on the experience of a particular market strategy. Earnings are credited to this product based on the market activity of a given strategy, less management fees, and funds may be moved between cash value strategies. Portfolios available include high-yield bond, investment-grade bond, convertible bond and guaranteed-rate portfolios. During 2000, this product accounted for $139.8 million, or 2.2 percent, of our total collected premiums.

       Variable annuity products. Variable annuities accounted for $871.5 million, or 14 percent, of our total premiums collected in 2000. Variable annuities, sold on a single-premium or flexible-premium basis, differ from fixed annuities in that the principal value may fluctuate, depending on the performance of assets allocated pursuant to various investment options chosen by the contract owner. Variable annuities offer contract owners a fixed or variable rate of return based upon the specific investment portfolios into which premiums may be directed.

       Life

       Life products include traditional, universal life and other life insurance products. These products are currently sold through career agents, professional independent producers and direct response marketing. During 2000, we collected $934.2 million, or 15 percent, of our total collected premiums from life products.

       Interest-sensitive life products. These products include universal life products that provide whole life insurance with adjustable rates of return related to current interest rates. They accounted for $483.5 million, or 7.6 percent, of our total collected premiums in 2000 and are marketed through professional independent producers and, to a lesser extent, career agents. The principal differences between universal life products and other interest-sensitive life insurance products are policy provisions affecting the amount and timing of premium payments. Universal life policyholders may vary the frequency and size of their premium payments, and policy benefits may also fluctuate according to such payments. Premium payments under other interest-sensitive policies may not be varied by the policyholders, and as a result, are designed to reduce the administrative costs typically associated with monitoring universal life premium payments and policy benefits.

       Traditional life. These products accounted for $450.7 million, or 7.1 percent, of our total collected premiums in 2000. Traditional life policies, including whole life, graded benefit life and term life products, are marketed through professional independent producers, career agents and direct response marketing. Under whole life policies, the policyholder generally pays a level premium over an agreed period or the policyholder's lifetime. The annual premium in a whole life policy is generally higher than the premium for comparable term insurance coverage in the early years of the policy's life, but is generally lower than the premium for comparable term insurance coverage in the later years of the policy's life. These policies, which continue to be marketed by the Company on a limited basis, combine insurance protection with a savings component that increases in amount gradually over the life of the policy. The policyholder may borrow against the savings generally at a rate of interest lower than that available from other lending sources. The policyholder may also choose to surrender the policy and receive the accumulated cash value rather than continuing the insurance protection. Term life products offer pure insurance protection for a specified period of time - typically 5, 10 or 20 years.

       Traditional life products also include graded benefit life insurance products. Graded benefit life products accounted for $66.2 million, or 1.0 percent, of our total collected premiums in 2000. Graded benefit life insurance products are offered on an individual basis primarily to persons age 50 to 80, principally in face amounts of $350 to $10,000, without medical examination or evidence of insurability. Premiums are paid as frequently as monthly. Benefits paid are less than the face amount of the policy during the first two years, except in cases of accidental death. Graded benefit life policies are marketed using direct response marketing techniques. New policyholder leads are generated primarily from television and print advertisements.

       Individual and Group Major Medical

       Sales of our individual and group major medical health insurance products are targeted to self-employed individuals, small business owners, large employers and early retirees. Various deductible and coinsurance options are available, and most policies require certain utilization review procedures. The profitability of this business depends largely on the overall persistency of the business in force, claim experience and expense management. We have previously announced our intent to sell these lines of business. During 2000, we collected $910.6 million, or 14 percent, of our total collected premiums from these products.

       Finance Products

       Manufactured Housing. Our finance subsidiaries provide financing for consumer purchases of manufactured housing. During 2000, we originated $4.4 billion of contracts for manufactured housing purchases, or 26 percent of our total originations. At December 31, 2000, our managed receivables included $26.3 billion of contracts for manufactured housing purchases, or 56 percent of total managed receivables. Manufactured housing or a manufactured home is a structure, transportable in one or more sections, which is designed to be a dwelling with or without a permanent foundation. Manufactured housing does not include either modular housing (which typically involves more sections, greater assembly and a separate means of transporting the sections) or recreational vehicles.

       The majority of sales contracts for manufactured home purchases are financed on a conventional basis. Federal Housing Administration and Veterans' Administration contracts represent less than 1 percent of our manufactured housing originations and 1 percent of our total servicing portfolio. Manufactured housing contracts are generally subject to minimum down payments of at least 5 percent of the amount financed and have terms of up to 30 years.

       Through our regional service centers, we purchase manufactured housing contracts from dealers located throughout the United States. Our regional service center personnel solicit dealers in their region. If the dealer wishes to utilize our financing, the dealer completes an application. Upon approval, a dealer agreement is executed. We also originate manufactured housing installment loan agreements directly with customers. For the year ended December 31, 2000, 86 percent of our manufactured housing loan originations were purchased from dealers and 14 percent were originated directly by us.

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

       Mortgage Services. Products within this category include home equity and home improvement loans. During 2000, we originated $4.4 billion of contracts for these products, or 26 percent of our total originations. At December 31, 2000, our managed receivables included $13.3 billion of contracts for home equity and home improvement loans, or 29 percent of total managed receivables.

       We originate home equity loans through 128 retail satellite offices and 6 regional centers, and through a network of correspondent lenders throughout the United States. The satellite offices are responsible for originating, processing, underwriting and funding the loan transaction. Subsequently, loans are re-underwritten on a test basis by a third party to ensure compliance with our credit policy. After the loan has closed, the loan documents are forwarded to our loan servicing center. The servicing center is responsible for handling customer service and performing document handling, custodial, quality control and collection functions.

       During 2000, approximately 76 percent of our home equity finance loans were originated directly with the borrower. The remaining finance volume was originated through approximately 220 correspondent lenders. The Company ceased using the correspondent channel in September 2000. However, from time to time, the Company may make whole-loan portfolio purchases.

       Typically, home equity loans are secured by first or second liens. Homes used for collateral in securing home equity loans may be either residential or investor owned, one-to-four-family properties having a minimum appraised value of $25,000. During 2000, approximately 76 percent of the loans originated were secured by first liens. The average loan to value for loans originated in 2000 was approximately 91 percent. The majority of our home equity loans are fixed rate closed-end loans. We periodically purchase adjustable rate loans from our correspondent network. Adjustable rate loans accounted for 19 percent of our home equity finance volume during 2000.

       We originate the majority of our home improvement loan contracts indirectly through a network of home improvement contractors located throughout the United States. We review the financial condition, business experience and qualifications of all contractors through which we obtain loans.

       We finance both conventional home improvement contracts and contracts insured through the Federal Housing Administration Title I program. Such contracts are generally secured by first, second or, to a lesser extent, third liens on the improved real estate. We also implemented an unsecured conventional home improvement lending program for certain customers which generally allows for loans of $2,500 to $15,000. Unsecured loans account for less than 2 percent of our home improvement servicing portfolio.

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

       We also originate home improvement loans directly with borrowers. After receiving a mail solicitation, the customer calls our telemarketing center and our sales representative explains the available financing plans, terms and rates depending on the customer's needs. The majority of the loans are secured by a second or third lien on the real estate of the customer. Direct distribution accounted for approximately 43 percent of the home improvement finance originations during 2000.

       The types of home improvements we finance include exterior renovations (such as windows, siding and roofing); pools and spas; kitchen and bath remodeling; and room additions and garages. We may also extend additional credit beyond the purchase price of the home improvement for the purpose of debt consolidation.

       Private Label Credit Card. During 2000, we originated $2.6 billion of private label credit card receivables through our bank subsidiaries, or 15 percent of our total originations. At December 31, 2000, our managed receivables included $1.8 billion of contracts for credit card loans, or 4 percent of total managed receivables.

       Private label credit card programs are offered to select retailers. We review the credit of individual customers seeking credit cards utilizing an automated credit scoring system administered in one of our processing centers.

       ACQUISITIONS

       Since 1982, Conseco has acquired 19 insurance groups and related businesses and two finance companies. We continue to regularly investigate acquisition opportunities in the industries in which we operate. These acquisitions have been responsible for the Company's growth in recent years. The Company's current plans are to grow and improve the profitability of its businesses, rather than growing through acquisitions.

       INVESTMENTS

       Conseco Capital Management, Inc. ("CCM"), a registered investment adviser wholly owned by Conseco, manages the investment portfolios of Conseco's subsidiaries. CCM had approximately $31.2 billion of assets (at fair value) under management at December 31, 2000, of which $23.7 billion were assets of Conseco's subsidiaries and $7.5 billion were assets owned by other parties. Our investment philosophy is to maintain a largely investment-grade fixed-income portfolio, provide adequate liquidity for expected liability durations and other requirements and maximize total return through active investment management.

       Investment activities are an integral part of our business; investment income is a significant component of our total revenues. Profitability of many of our insurance products is significantly affected by spreads between interest yields on investments and rates credited on insurance liabilities. Although substantially all credited rates on SPDAs and FPDAs may be changed annually, changes in crediting rates may not be sufficient to maintain targeted investment spreads in all economic and market environments. In addition, competition and other factors, including the impact of the level of surrenders and withdrawals, may limit our ability to adjust or to maintain crediting rates at levels necessary to avoid narrowing of spreads under certain market conditions. As of December 31, 2000 the average yield, computed on the cost basis of our investment portfolio, was 7.2 percent, and the average interest rate credited or accruing to our total insurance liabilities (excluding interest rate bonuses for the first policy year only and excluding the effect of credited rates attributable to variable or equity-indexed products) was 4.9 percent.

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

       We seek to balance the duration of our invested assets with the expected duration of benefit payments arising from our insurance liabilities. At December 31, 2000, the adjusted modified duration of fixed maturities and short-term investments was approximately 6.4 years and the duration of our insurance liabilities was approximately 6.5 years.

       For information regarding the composition and diversification of the investment portfolio of our subsidiaries, see "Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations - Investments" and the notes to our consolidated financial statements.

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

       Marketing companies, agents who market insurance products, school districts, financial institutions and policyholders use the financial strength ratings assigned to an insurer by independent rating agencies as one factor in determining which insurer's products to market or purchase. As of December 31, 2000, all of our primary life insurance companies had an "A- (Excellent)" rating by A.M. Best Company ("A.M. Best"). A.M. Best ratings for the industry currently range from "A++ (Superior)" to "F (In Liquidation)." Publications of A.M. Best indicate that the "A" and "A-" ratings are assigned to those companies that, in A.M. Best's opinion, have, on balance, excellent financial strength, operating performance and market profile when compared to the standards established by A.M. Best and have demonstrated a strong ability to meet their ongoing obligations to policyholders. A.M. Best ratings consider the financial strength of the rated company and are not a rating of the investment worthiness of the rated company.

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

       As of December 31, 2000, the policy risk retention limit was generally $.8 million or less on the policies of our subsidiaries. Reinsurance ceded by Conseco represented 21 percent of gross combined life insurance in force and reinsurance assumed represented 5.0 percent of net combined life insurance in force. At December 31, 2000, the total ceded business in force of $27.5 billion was primarily ceded to insurance companies rated "A- (Excellent)" or better by A.M. Best. Our principal reinsurers at December 31, 2000 were General & Cologne Life Insurance Company, Connecticut General Life Insurance Company, Employers Reassurance Corporation, Life Reassurance Corporation of America, Lincoln National Life Insurance Company, Reliance Standard Life Insurance Company, RGA Reinsurance Company, Security Life of Denver and Swiss Re Life and Health America. No other single reinsurer assumes greater than 3 percent of the total ceded business in force.

       EMPLOYEES

       At December 31, 2000, Conseco, Inc. and its subsidiaries had approximately 14,300 employees, including: (i) 7,000 employees supporting our insurance operations; and (ii) 7,300 employees supporting our finance operations. None of our employees is covered by a collective bargaining agreement. We believe that we have excellent relations with our employees.

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

       Most states have also enacted regulations on the activities of insurance holding company systems, including acquisitions, extraordinary dividends, the terms of surplus debentures, the terms of affiliate transactions and other related matters. Currently, the Company and its insurance subsidiaries have registered as holding company systems pursuant to such legislation in the domiciliary states of the insurance subsidiaries (Arizona, Illinois, Indiana, New York, Pennsylvania and Texas), and they routinely report to other jurisdictions.

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

       The NAIC revised the Accounting Practices and Procedures Manual in a process referred to as Codification. The revised manual is effective January 1, 2001. The domiciliary states of our insurance subsidiaries have adopted the provisions of the revised manual or, with respect to some states, adopted the manual with certain modifications. The revised manual has changed, to some extent, prescribed statutory accounting practices and will result in changes to the accounting practices that our insurance subsidiaries use to prepare their statutory-basis financial statements. However, we believe the impact of these changes to our insurance subsidiaries' statutory-based capital and surplus as of January 1, 2001, will not be significant.

       The federal government does not directly regulate the insurance business. However, federal legislation and administrative policies in several areas, including pension regulation, age and sex discrimination, financial services regulation, securities regulation, privacy laws and federal taxation, do affect the insurance business. Legislation has been introduced from time to time in Congress that could result in the federal government assuming some role in regulating the companies or allowing combinations between insurance companies, banks and other entities.

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

       The RBC standards establish capital requirements for insurance companies based on the ratio of the company's total adjusted capital (defined as the total of its statutory capital, surplus, asset valuation reserve and certain other adjustments) to its RBC (such ratio is referred to herein as the "RBC ratio"). The standards are designed to help identify companies which are under capitalized and require specific regulatory actions in the event an insurer's RBC ratio falls below specified levels. Each of our life insurance subsidiaries has more than enough statutory capital to meet the standards as of December 31, 2000. The aggregate RBC ratio for our insurance subsidiaries was greater than 240 percent at December 31, 2000.

       The NAIC has adopted model long-term care policy language providing nonforfeiture benefits and has proposed a rate stabilization standard for long-term care policies. Various bills are proposed from time to time in the U.S. Congress which would provide for the implementation of certain minimum consumer protection standards for inclusion in all long- term care policies, including guaranteed renewability, protection against inflation and limitations on waiting periods for pre- existing conditions. Federal legislation permits premiums paid for qualified long-term care insurance to be treated as tax-deductible medical expenses and for benefits received on such policies to be excluded from taxable income.

       In addition, our insurance subsidiaries are required under guaranty fund laws of most states in which we transact business, to pay assessments up to prescribed limits to fund policyholder losses or liabilities of insolvent insurance companies. Assessments can be partially recovered through a reduction in future premium taxes in some states.

       Most states mandate minimum benefit standards and loss ratios for accident and health insurance policies. We are generally required to maintain, with respect to our individual long-term care policies, minimum anticipated loss ratios over the entire period of coverage of not less than 60 percent. With respect to our Medicare supplement policies, we are generally required to attain and maintain an actual loss ratio, after three years, of not less than 65 percent. We provide, to the insurance departments of all states in which we conduct business, annual calculations that demonstrate compliance with required minimum loss ratios for both long-term care and Medicare supplement insurance. These calculations are prepared utilizing statutory lapse and interest rate assumptions. In the event that we fail to maintain minimum mandated loss ratios, our insurance subsidiaries could be required to provide retrospective refunds and/or prospective rate reductions. We believe that our insurance subsidiaries currently comply with all applicable mandated minimum loss ratios.

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

       In addition to the finance companies licensed under state law, both Conseco Bank and Retail Bank, both of which are wholly owned subsidiaries of Conseco, are under the supervision of, and subject to examination by, the Federal Deposit Insurance Corporation. Conseco Bank is also supervised and examined by the Utah Department of Financial Institutions. Retail Bank is supervised and examined by the South Dakota Department of Banking. The ownership of these entities does not subject the Company to regulation by the Federal Reserve Board as a bank holding company. Conseco Bank has the authority to engage generally in the banking business and may accept all types of deposits, other than demand deposits. Retail Bank is limited by its charter to engage in the credit card business and may issue only certificates of deposit in denominations of $100,000 or greater. Conseco Bank and Retail Bank are subject to regulations relating to capital adequacy, leverage, loans, loss reserves, deposits, consumer protection, community reinvestment, payment of dividends and transactions with affiliates.

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

       The Company's operations are subject to Federal regulation under other applicable federal laws and regulations, the more significant of which include: the Truth in Lending Act ("TILA"); the Equal Credit Opportunity Act ("ECOA"); the Fair Credit Reporting Act ("FCRA"); the Real Estate Settlement and Procedures Act ("RESPA"); the Home Mortgage Disclosure Act ("HMDA"); the Home Owner Equity Protection Act ("HOEPA"); DIDA; and certain rules and regulations of the Federal Trade Commission ("FTC Rules").

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

       RESPA regulates the disclosure of information to consumers on loans involving a mortgage on real estate. The Act and related regulations also govern payment for and disclosure of payments for settlement services in connection with mortgage loans and prohibits the payment of referral fees for the referral of a loan or related services.

       HMDA requires reporting of certain information to the Department of Housing and Urban Development, including the race and sex of applicants in connection with mortgage loan applications. A lender is required to obtain and report such information if the application is made in person, but is not required to obtain such information if the application is taken over the telephone.

       HOEPA provides for additional disclosure and regulation of certain consumer mortgage loans which are defined by the Act as "Covered Loans." A Covered Loan is a mortgage loan (other than a mortgage loan to finance the initial purchase of a dwelling) which (1) has total origination fees in excess of the greater of eight percent of the loan amount, or $451, or (2) has an annual percentage rate of more than ten percent higher than comparably maturing United States treasury obligations. A number of the Company's home equity and home improvement loans are Covered Loans under the Act.

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

       FEDERAL INCOME TAXATION

       The annuity and life insurance products marketed and issued by our insurance subsidiaries generally provide the policyholder with an income tax advantage, as compared to other savings investments such as certificates of deposit and bonds, in that income taxation on the increase in value of the product is deferred until it is received by the policyholder. With other savings investments, the increase in value is taxed as earned. Annuity benefits and life insurance benefits, which accrue prior to the death of the policyholder, are generally not taxable until paid. Life insurance death benefits are generally exempt from income tax. Also, benefits received on immediate annuities (other than structured settlements) are recognized as taxable income ratably, as opposed to the methods used for some other investments which tend to accelerate taxable income into earlier years. The tax advantage for annuities and life insurance is provided in the Internal Revenue Code (the "Code"), and is generally followed in all states and other United States taxing jurisdictions. In addition, the interest paid on home equity and home improvement loans by customers of Conseco Finance are generally tax deductible for individuals who itemize their tax deductions.

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

       In certain securitization transactions, Conseco Finance utilizes a special tax structure referred to as a Real Estate Mortgage Investment Conduit ("REMIC"). When this tax structure is used, the Company is required to account for the transfer of the finance receivables into the securitization trust as a sale (although for GAAP reporting purposes such transfers are accounted for as collateralized borrowings). Additionally, since the Company retains the residual interests of the REMIC, the REMIC tax rules require the Company to pay a minimum amount of tax each year based on the taxable income of the retained residual interest.

       The Company has tax loss carryforwards ("NOLs") at December 31, 2000, of approximately $1.1 billion. Such NOLs expire as follows: $41.4 million in the next five years; $74.3 million in 2006 through 2011; $129.7 million in 2012; $280.9 million in 2018; $165.3 million in 2019; and $431.9 million in 2020.
These NOLs are not eligible to offset the majority of the income of the Company's life insurance subsidiaries, and certain of these NOLs may only offset income from specific subsidiaries. Additionally, certain of these NOLs are limited to an aggregate deductible amount in any one year. We, however, believe that the Company will be able to fully utilize substantially all NOLs before they expire.

       ITEM 2. PROPERTIES.

       Headquarters. Our headquarters is located on a 180-acre corporate campus in Carmel, Indiana, immediately north of Indianapolis. The 12 buildings on the campus (all but one of which are owned) contain approximately 956,000 square feet of space and house Conseco's executive offices and certain administrative operations of its subsidiaries.

       Insurance operations. Our career agent operations are primarily administered from a single facility of 300,000 square feet in downtown Chicago, Illinois, leased under an agreement having a remaining life of eight years. We also lease approximately 130,000 square feet of warehouse space in a second Chicago facility; this lease has a remaining life of three years. Conseco owns an office building in Kokomo, Indiana (93,000 square feet), and two office buildings in Rockford, Illinois (total of 169,000 square feet), which serve as administrative centers for portions of our insurance operations. Conseco owns one office building in Philadelphia, Pennsylvania (127,000 square feet), which serves as the administrative center for our direct response life insurance operations; approximately 60 percent of this space is occupied by the Company, with the remainder leased to tenants. Conseco also leases 244 sales offices in various states totaling approximately 508,100 square feet; these leases are short-term in length, with remaining lease terms ranging from one to five years.

       Finance operations. Conseco Finance Corp. headquarters are based in St. Paul, Minnesota occupying approximately 120,000 square feet in a building owned by the Company. In addition, the Mortgage Services division, including part of its private label credit card, is housed in 185,000 square feet in a leased facility in downtown St. Paul. The Company also owns a 131,000 square foot building in Rapid City, South Dakota, where it houses part of their Manufactured Housing Services units and leases an additional 75,000 square feet to accommodate part of the servicing units of the private label credit cards and retail bank operations. The Company also leases buildings in Tempe, Arizona and Duluth, Georgia. Tempe has approximately 200,000 square feet where the Manufactured Housing, Mortgage Services and Retail Credit Card divisions operate their collections and service centers. Duluth, Georgia, has two buildings of approximately 48,000 square feet each where the Manufactured Housing division operates its eastern service center. The Manufactured Housing Division has 33 regional offices that are leased from three to five years. The Mortgage Services Division leases 127 branch offices around the country, also on short term (3 - 5 year) leases. The Company leases offices in Alpharetta, Georgia and Clayton, Missouri, for its Commercial Lending Division and a small office in Salt Lake City for its Conseco Bank operations.

       ITEM 3. LEGAL PROCEEDINGS.

       Conseco Finance was served with various related lawsuits filed in the United States District Court for the District of Minnesota. These lawsuits were generally filed as purported class actions on behalf of persons or entities who purchased common stock or options to purchase common stock of Conseco Finance during alleged class periods that generally run from February 1995 to January 1998. One action (Florida State Board of Admin. v. Green Tree Financial Corp., Case No. 98-1162) did not include class action claims. In addition to Conseco Finance, certain current and former officers and directors of Conseco Finance are named as defendants in one or more of the lawsuits. Conseco Finance and other defendants obtained an order consolidating the lawsuits seeking class action status into two actions, one of which pertains to a purported class of common stockholders (In re Green Tree Financial Corp. Stock Litig., Case No. 97-2666) and the other which pertains to a purported class action of stock option traders (In re Green Tree Financial Corp. Options Litig., Case No. 97-2679). Plaintiffs in the lawsuits assert claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. In each case, plaintiffs allege that Conseco Finance and the other defendants violated federal securities laws by,
                                       15
among other things, making false and misleading statements about the current state and future prospects of Conseco Finance (particularly with respect to prepayment assumptions and performance of certain loan portfolios of Conseco Finance) which allegedly rendered Conseco Finance's financial statements false and misleading. On August 24, 1999, the United States District Court for the District of Minnesota issued an order to dismiss with prejudice all claims alleged in the lawsuits. The plaintiffs subsequently appealed the decision to the U.S. Court of Appeals for the 8th Circuit, and the appeal is currently pending. The Company believes that the lawsuits are without merit and intends to continue to defend them vigorously. The ultimate outcome of these lawsuits cannot be predicted with certainty.

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

       All of the securities cases have now been consolidated into one case in the United States District Court for the Southern District of Indiana, captioned: "In Re Conseco, Inc. Securities Litigation", cause number IP00-585-C-Y/S. An amended complaint was filed on January 12, 2001. The Company intends to defend this lawsuit vigorously. The ultimate outcome cannot be predicted with certainty.

       Nine shareholder derivative suits were filed in United States District Court. The complaints named as defendants the current directors, certain former directors, certain non-director officers of the Company (in one case), and, alleging aiding and abetting liability, certain banks which allegedly made loans in relation to the Company's "Stock Purchase Plan" (in these cases). The Company is also named as a nominal defendant in each complaint. Plaintiffs allege that the defendants breached their fiduciary duties by, among other things, intentionally disseminating false and misleading statements concerning the acquisition, performance and proposed sale of Conseco Finance, and engaged in corporate waste by causing the Company to guarantee loans that certain officers, directors and key employees of the Company used to purchase stock under the Stock Purchase Plan. These cases have now been consolidated into one case in the United States District Court for the Southern District of Indiana, captioned:
"In Re Conseco, Inc. Derivative Litigation", cause number IP00655-C-Y/S. An amended complaint is expected to be filed in April 2001. Three similar cases have been filed in the Hamilton County Superior Court in Indiana. Schweitzer v. Hilbert, et al., Cause No. 29001-0004CP251; Evans v. Hilbert, et al., Cause No. 29001-0005CP308 (both Schweitzer and Evans name as defendants certain non-director officers); Gintel v. Hilbert, et al., Cause No. 29003-0006CP393 (naming as defendants, and alleging aiding and abetting liability as to, banks which allegedly made loans in relation to the Stock Purchase Plan). The Company believes that these lawsuits are without merit and intends to defend them vigorously. The ultimate outcome of these lawsuits cannot be predicted with certainty.
                                       16

       Conseco, Inc. and its subsidiaries, Conseco Services, LLC, Washington National Insurance Company and United Presidential Life Insurance Company are currently named defendants in a lawsuit filed in the Circuit Court of Claiborne County, Mississippi, Cause No. CV-99-0106, and captioned "Carla Beaugez, Lois Dearing, Lee Eaton and all other persons identified in the lawsuit v. Conseco, Inc., Conseco Services, Inc., Washington National Company, United Presidential Life Insurance Company and Larry Ratcliff." The claims of the eighty-seven plaintiffs arise out of allegedly wrongful increases of the cost of insurance and decrease in the credited interest rates on universal life policies issued to the plaintiffs by United Presidential Life. The plaintiffs asserted claims including negligent and intentional misrepresentation, fraudulent concealment, fraudulent inducement, common law fraud, and deceptive sales practices. The Company believes this lawsuit is without merit and is defending it vigorously. The ultimate outcome of this lawsuit cannot be predicted with certainty.

       Conseco Finance is a defendant in two arbitration proceedings in South Carolina (Lackey v. Green Tree Financial Corporation, n/k/a Conseco Finance Corp. and Bazzle v. Green Tree Financial Corporation, n/k/a Conseco Finance Corp.) where the arbitrator, over Conseco Finance's objection, allowed the plaintiffs to pursue purported class action claims in arbitration. The two purported arbitration classes consist of South Carolina residents who obtained real estate secured credit from Conseco Finance's Manufactured Housing Division (Lackey) and Home Improvement Division (Bazzle) in the early and mid 1990s, and did not receive a South Carolina specific disclosure form relating to selection of attorneys in connection with the credit transactions. The arbitrator, in separate awards issued on July 24, 2000, awarded a total of $26.8 million in penalties and attorneys' fees. The awards were confirmed as judgements in both Lackey and Bazzle. These matters are currently on appeal at the South Carolina Supreme Court. Conseco Finance intends to vigorously challenge the awards and believes that the arbitrator erred by, among other things, conducting class action arbitrations without the authority to do so and misapplying South Carolina law when awarding the penalties. The ultimate outcome of these proceedings cannot be predicted with certainty.

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

       ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

       None.

       Optional Item.  Executive Officers of the Registrant.

      Officer                                              Positions with Conseco, Principal
    Name and Age (a)                  Since             Occupation and Business Experience (b)
    ------------                      -----             ----------------------------------

    Gary C. Wendt, 59...............  2000           Since June 2000, Chairman and Chief Executive Officer of Conseco
                                                     from 1999 to 2000, associated with Global Opportunity Advisors
                                                     (a private equity investment fund); from 1986 to 1998, Chairman and Chief Executive Officer of GE Capital Services; from 1984 to
                                                     1986, President and Chief Operations Officer of GE Credit Corp.

    Charles B. Chokel, 47...........  2001           Since March 2001, Executive Vice President and Chief Financial
                                                     Officer of Conseco; from 1999 to 2000, Co-Chief Executive Officer
                                                     OF Progressive Corporation; from 1991 to 1998, Chief Financial
                                                     Officer of Progressive Corporation.

    David K. Herzog, 45.............  2000           Since September 2000, Executive Vice President, General Counsel
                                                     and Secretary of Conseco; from  1980 to 2000 attorney with Baker
                                                     & Daniels (law firm).

    Thomas J. Kilian, 50............  1998           Since February 2000, President of Conseco; from 1998 to February
                                                     2000, Executive Vice President and Chief Operations Officer of
                                                     Conseco; since 1996, President of Conseco Services, LLC (responsible for insurance operations, data processing, human resources and administrative services for various Conseco subsidiaries); from 1989 to
                                                     1996, Senior Vice President of data processing for various Conseco subsidiaries.

    James S. Adams, 41..............  1997           Since 1997, Senior Vice President, Chief Accounting Officer and
                                                     Treasurer of Conseco; from 1989 to present, Senior Vice President and
                                                     Treasurer of various Conseco subsidiaries.

    Edward M. Berube, 53............  1999           Since 2000, President and Chief Executive Officer of Bankers Life and
                                                     Casualty Company, a subsidiary of Conseco; from 1999 to 2000, Senior
                                                     Vice President and President-Insurance Group of Conseco; from 1997 to
                                                     1999, President and Chief Operating Officer of American Life Insurance
                                                     Company; from 1992 to 1997, President of CIGNA Financial Advisors and Life Brokerage.

    Maxwell E. Bublitz, 45..........  1998           Since 1998, Senior Vice President, Investments of Conseco; from 1994 to present, President and Chief Executive Officer of Conseco Capital
                                                     Management, Inc., a subsidiary of Conseco.

    Bruce A. Crittenden, 49.........  1999           Since 1999, Senior Vice President and President-Finance Group of
                                                     Conseco; from 2000 to present, President; from 1996 to 2000, Executive
                                                     Vice President, from 1997 to 2000, President, Retail/Mortgage Services and Home Improvement Divisions, from 1995 to 1996, Senior Vice
                                                     President of Conseco Finance Corp., a subsidiary of Conseco.

    David Gubbay, 48................  2001           Since March 2001, Executive Vice President-Strategic Business
                                                     Development of Conseco; from 1999 to 2000, Executive Vice President-
                                                     Operations for Norwegian Cruise Line Ltd.; from 1997 to 1998, Senior
                                                     Vice President-Corporate Development/Mergers and Acquisitions for
                                                     Fortis, Inc.; from 1989 to 1996, Chairman and Chief Executive Officer of
                                                     Whitehall Group.






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

Period                                                             Market price
------                                                      ------------------------         Dividend
                                                               High           Low              paid
                                                               ----           ---              ----

1999:
    First Quarter.........................................    $37.81          $26.81          $.1400
    Second Quarter........................................     35.31           28.00           .1400
    Third Quarter.........................................     31.94           19.00           .1400
    Fourth Quarter........................................     24.75           16.56           .1500

2000:
    First Quarter.........................................    $18.50          $10.31          $.1500
    Second Quarter........................................     10.81            4.50           .0500
    Third Quarter.........................................     11.69            7.00           .0500
    Fourth Quarter........................................     13.38            4.94           .0000


       As of March 13, 2001, there were approximately 170,200 holders of the outstanding shares of common stock, including individual participants in securities position listings.

       DIVIDENDS

       As part of our plan to strengthen our capital structure, the Board of Directors suspended the cash dividend on our common stock subsequent to the dividend paid in July of 2000. The amended bank credit facilities prohibit the payment of cash dividends on our common stock until the Company has received investment grade ratings on its outstanding public debt and the bank credit facilities maturing in December 2001 are paid in full.

       Our general policy is to retain most of our earnings. Retained earnings have been used: (i) to finance the growth and development of the Company's business through acquisitions or otherwise; (ii) to pay preferred stock dividends; (iii) to pay distributions on the Company-obligated mandatorily redeemable preferred securities of subsidiary trusts; (iv) to reduce corporate debt outstanding; (v) to repurchase common stock on those occasions when we have determined that our shares were undervalued in the market and that the use of funds for stock repurchases would not interfere with other cash needs; and (vi) to pay dividends on common stock prior to their suspension in 2000.

       We have paid all cumulative dividends on our preferred stock and distributions on our Company-obligated mandatorily redeemable preferred securities of subsidiary trusts when due. We are prohibited from paying common stock dividends if such payments are not current. Certain Conseco financing agreements require the Company to maintain financial ratios which could also limit our ability to pay dividends. Such financing agreements also restrict our ability to repurchase common stock.

       Our ability to pay dividends depends primarily on the receipt of cash dividends and other cash payments from our finance and life insurance company subsidiaries. Our life insurance companies are organized under state laws and are subject to regulation by state insurance departments. These laws and regulations limit the ability of insurance subsidiaries to make cash dividends, loans or advances to a holding company such as Conseco. However, these laws generally permit the payment out of the subsidiary's earned surplus, without prior approval, of dividends for any 12-month period which in the aggregate do not exceed the greater of (or in a few states, the lesser of): (i) the subsidiary's prior year net gain from operations; or (ii) 10 percent of surplus attributable to policyholders at the prior year-end, both computed on the statutory basis of accounting prescribed for insurance companies.

       ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA (a).

                                                                                  Years ended December 31,
                                                                 ---------------------------------------------------------
                                                                 2000          1999         1998         1997         1996
                                                                 ----          ----         ----         ----         ----
                                                                       (Amounts in millions, except per share data)
STATEMENT OF OPERATIONS DATA
Insurance policy income.....................................  $ 4,220.3    $4,040.5     $3,948.8     $3,410.8     $1,654.2
Gain on sale of finance receivables (b).....................        7.5       550.6        745.0        779.0        400.6
Net investment income.......................................    3,920.4     3,411.4      2,506.5      2,171.5      1,505.3
Net investment gains (losses) from the sale of investments..     (358.3)     (156.2)       208.2        266.5         60.8
Total revenues..............................................    8,296.4     8,335.7      7,760.2      6,872.2      3,789.8
Interest expense:
  Corporate.................................................      438.4       249.1        182.2        109.4        108.1
  Finance and investment borrowings.........................    1,014.7       312.6        258.3        202.9         92.1
Total benefits and expenses.................................    9,658.2     7,184.8      6,714.5      5,386.5      2,974.0
Income (loss) before income taxes, minority interest,
  extraordinary charge and cumulative effect of
  accounting change.........................................   (1,361.8)    1,150.9      1,045.7      1,485.7        815.8
Extraordinary charge on extinguishment of debt, net of tax..        5.0         -           42.6          6.9         26.5
Cumulative effect of accounting change, net of tax..........       55.3         -            -             -           -
Net income (loss) (c).......................................   (1,191.2)      595.0        467.1        866.4        452.2
Preferred stock dividends ..................................       11.0         1.5          7.8         21.9         27.4
Net income (loss) applicable to common stock................   (1,202.2)      593.5        459.3        844.5        424.8

PER SHARE DATA (d)
Net income (loss), basic....................................     $(3.69)      $1.83        $1.47        $2.72        $1.85
Net income (loss), diluted..................................      (3.69)       1.79         1.40         2.52         1.69
Dividends declared per common share.........................       .100        .580         .530         .313         .083
Book value per common share outstanding.....................      11.95       15.50        16.37        16.45        13.47
Shares outstanding at year-end..............................      325.3       327.7        315.8        310.0        293.4
Weighted average shares outstanding for diluted earnings....      326.0       332.9        332.7        338.7        267.7

BALANCE SHEET DATA - PERIOD END
Total assets................................................  $58,589.2   $52,185.9    $43,599.9    $40,679.8    $28,724.0
Notes payable and commercial paper:
  Corporate.................................................    5,055.0     4,624.2      3,809.9      2,354.9      1,094.9
  Finance...................................................    2,810.9     2,540.1      1,511.6      1,863.0        762.5
  Related to securitized finance receivables structured
     as collateralized borrowings...........................   12,100.6     4,641.8          -            -            -
Total liabilities...........................................   51,810.9    43,990.6     36,229.4     34,082.0     23,810.2
Minority interests in consolidated subsidiaries:
  Company-obligated mandatorily redeemable
     preferred securities of subsidiary trusts..............    2,403.9     2,639.1      2,096.9      1,383.9        600.0
  Other equity interests in subsidiaries....................        -           -            -            -           97.0
Shareholders' equity .......................................    4,374.4     5,556.2      5,273.6      5,213.9      4,216.8

OTHER FINANCIAL DATA (d) (e)
Premium and asset accumulation product collections (f)......  $ 7,158.6    $6,986.0     $6,051.3     $5,075.6     $3,280.2
Operating earnings (g)......................................      135.2       749.2        841.1        991.8        467.5
Managed finance receivables.................................   46,585.9    45,791.4     37,199.8     27,957.1     20,072.7
Total managed assets (at fair value) (h)....................   95,720.6    98,561.8     87,247.4     70,259.8     59,084.8
Shareholders' equity, excluding accumulated other
  comprehensive income (loss)...............................    5,025.4     6,327.8      5,302.0      5,013.3      4,180.2
Book value per common share outstanding, excluding
  accumulated other comprehensive income (loss).............      13.95       17.85        16.46        15.80        13.34
Delinquencies greater than 60 days as a percentage of
  managed finance receivables...............................      1.76%       1.42%        1.19%        1.08%        1.08%
Net credit losses as a percentage of average managed
  finance receivables.......................................      1.79%       1.31%        1.03%        1.05%         .74%








--------------------
  (a) Comparison of selected supplemental consolidated financial data in the table above is significantly affected by the following business combinations accounted for as purchases: Washington National Corporation (effective December 1, 1997); Colonial Penn Life Insurance Company and Providential Life Insurance Company (September 30, 1997); Pioneer Financial Services, Inc. (April 1, 1997); Capitol American Financial Corporation (January 1, 1997); Transport Holdings Inc. (December 31,
       1996); American Travellers Corporation (December 31, 1996); FINOVA Acquisition I, Inc. (December 1, 1996); and Life Partners Group, Inc. (July 1, 1996). All financial data have been restated to give retroactive effect to the merger with Conseco Finance accounted for as a pooling of interests.

  (b) Subsequent to September 8, 1999, we no longer structure the securitizations of the loans we originate in a manner that results in gain-on-sale revenues. The gain recognized in 2000 was realized on the sale of whole loans (with no interest retained by the Company). For more information on this change, see "Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations - Finance Segment - General."

  (c)  Net income (loss) includes the following:



                                                                2000          1999         1998         1997         1996
                                                                ----          ----         ----         ----         ----
                                                                                   (Dollars in millions)

       Net investment gains (losses), net of tax and
          other items.......................................    $(198.1)    $(111.9)     $ (32.8)    $   44.1     $   11.2
       Impairment charge, net of tax........................     (324.9)     (349.2)      (355.8)      (117.8)         -
       Special charges, net of tax..........................     (518.3)        -         (148.0)         -            -
       Provision for losses related to loan guarantees,
          net of tax........................................     (150.0)      (11.9)         -            -            -
       Venture capital income (loss), net of amortization,
          expenses and taxes................................      (99.4)      170.0          -            -            -
       Amounts related to major medical lines of business
          we intend to sell and other non-recurring items,
          net of tax........................................       13.6       147.3        205.2        (44.8)        17.4
       Cumulative effect of accounting change, net of tax...      (55.3)        -            -            -            -
       Extraordinary charge on extinguishment of debt,
          net of tax........................................       (5.0)        -          (42.6)        (6.9)       (26.5)


       Refer to "Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations" and the notes to the consolidated financial statements for additional discussion of the above items.

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

   (f) Includes premiums received from universal life products and products without mortality or morbidity risk. Such premiums are not reported as revenues under GAAP and were $2,731.1 million in 2000; $3,023.3 million in 1999; $2,585.7 million in 1998; $2,099.4 million in 1997; and $1,881.3 million in 1996. Also includes deposits in mutual funds totaling $794.2 million in 2000; $479.3 million in 1999; $87.1 million in 1998; and $19.9 million in 1997.

   (g) Represents net income excluding the items described in note (c) above.

   (h) Includes: (i) all of the Company's assets; (ii) the total finance receivables managed by Conseco Finance applicable to the holders of asset-backed securities sold by Conseco Finance in securitizations structured in a manner that resulted in gain-on-sale revenue (adjusted for the interests retained by the Company); and (iii) the total market value of the investment portfolios managed by the Company for others of $7.5 billion, $11.4 billion, $11.2 billion, $5.1 billion and $12.6 billion at December 31, 2000, 1999, 1998, 1997 and 1996, respectively.


       ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

       In this section, we review the consolidated financial condition of Conseco at December 31, 2000 and 1999, the consolidated results of operations for the three years ended December 31, 2000, and where appropriate, factors that may affect future financial performance. Please read this discussion in conjunction with the accompanying consolidated financial statements, notes and selected consolidated financial data.

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

       Consolidated results and analysis

       The net loss applicable to common stock of $1,202.2 million in 2000, or $3.69 per diluted share, included: (i) net investment losses (net of related costs, amortization and taxes) of $198.1 million, or 61 cents per share; (ii) an impairment charge of $324.9 million (net of an income tax benefit of $190.8 million), or $1.00 per share, related to the Company's interest-only securities and servicing rights; (iii) special charges of $518.3 million (net of an income tax benefit of $181.0 million), or $1.59 per share, as summarized in note 9 to the consolidated financial statements entitled "Special Charges"; (iv) the provision for loss of $150.0 million (net of an income tax benefit of $80.5 million), or 46 cents per share, related to the Company's guarantee of bank loans made to directors, officers and key employees to purchase shares of Conseco common stock; (v) a loss of $99.4 million, or 31 cents per share, related to our venture capital investment in TeleCorp; (vi) net income of $13.6 million, or 4 cents per share, related to the major medical lines of business which we intend to sell and other non- recurring items; (vii) the cumulative effect of an accounting change of $55.3 million (net of an income tax benefit of $29.8 million), or 17 cents per share, related to new requirements for the valuation of interest-only securities; and (viii) an extraordinary charge of $5.0 million (net of an income tax benefit of $2.7 million), or 1 cent per share, related to the early retirement of debt.

       Net income applicable to common stock of $593.5 million in 1999, or $1.79 per diluted share, included: (i) net investment losses (net of related costs, amortization and taxes) of $111.9 million, or 34 cents per share; (ii) an impairment charge of $349.2 million (net of an income tax benefit of $205.1 million), or $1.05 per share, to reduce the value of interest- only securities and servicing rights; (iii) the provision for loss of $11.9 million (net of an income tax benefit of $7.0 million), or 3 cents per share, related to the aforementioned guarantee of bank loans; (iv) a gain of $170.0 million, or 51 cents per share, related to our venture capital investment in TeleCorp; and (v) the net income of $147.3 million, or 44 cents per share, related to the major medical lines of business we intend to sell and other non-recurring items. The aforementioned special and impairment charges are explained in more detail in the notes to the accompanying consolidated financial statements.

       Net income applicable to common stock of $459.3 million in 1998, or $1.40 per diluted share, included: (i) net investment losses (net of related costs, amortization and taxes) of $32.8 million, or 10 cents per share; (ii) an impairment charge (net of an income tax benefit of $193.6 million) of $355.8 million, or $1.08 per share, to reduce the value of interest- only securities and servicing rights; (iii) special charges (net of taxes) of $148.0 million, or 44 cents per share, related primarily to costs incurred in conjunction with the merger with Conseco Finance (the "Merger") accounted for as a pooling of interests; (iv) income of $205.2 million, or 62 cents per share, related to the major medical lines of business we intend to sell and other non-recurring items; and (v) an extraordinary charge (net of taxes) of $42.6 million, or 13 cents per share, related to the early retirement of debt.

       Total revenues included net investment losses of $358.3 million and $156.2 million in 2000 and 1999, respectively, and net investment gains of $208.2 million in 1998. Total revenues, excluding net investment gains (losses), were up 1.9 percent in 2000 over 1999, and up 12 percent in 1999 over 1998.

       We evaluate the performance and determine future earnings goals based on operating earnings which are defined as income before: (i) net investment gains (losses)(less that portion of amortization of cost of policies purchased and cost of policies produced and income taxes relating to such gains (losses));
(ii) the venture capital income (loss) related to our investment in TeleCorp;
(iii) special items not related to the continuing operations of our businesses (including impairment charges to reduce the value of interest-only securities and servicing rights, special charges and the provision for losses related to loan guarantees); and (iv) the net income (loss) related to the major medical lines of business we intend to sell. The criteria used by management to identify the items excluded from operating earnings include whether the item:
(i) relates to other than the continuing operations of our businesses; (ii) is infrequent; (iii) is material to net income (loss); (iv) results from restructuring activities; (v) results from a change in the regulatory environment; and/or (vi) relates to the sale of an investment or the change in estimated market value of our venture capital investments. The non-operating items may vary from period to period and since these items are determined based on management's discretion, inconsistencies in the application of the criteria may exist. Operating earnings are determined by adjusting GAAP net income for the above mentioned items. While these items may be significant components in understanding and assessing our consolidated financial performance, we believe that the presentation of operating earnings enhances the understanding of our results of operations by highlighting net income attributable to the normal, recurring operations of the business and by excluding events that materially distort trends in net income. However, operating earnings are not a substitute for net income determined in accordance with GAAP.

       Results of operations by segment for the three years ended December 31, 2000:

       The following tables and narratives summarize our operating results by business segment.

                                                                                  2000           1999              1998
                                                                                  ----           ----              ----
                                                                                         (Dollars in millions)
Operating earnings from continuing  operations before goodwill amortization and taxes:
     Insurance and fee-based segment operating earnings..............         $   818.1        $1,187.6          $1,310.2
     Finance segment operating earnings..............................             156.8           588.3             584.0
                                                                              ---------        --------          --------

     Subtotal........................................................             974.9         1,775.9           1,894.2
                                                                              ---------        --------          --------

Holding company activities:
   Corporate expenses................................................             (67.5)          (64.4)           (123.8)
   Interest and dividends, net of corporate investment income........            (651.8)         (451.6)           (329.1)
   Allocation of interest and dividends to finance segment...........             126.9            63.1              16.8
                                                                              ---------        --------          --------

     Operating earnings from continuing operations before taxes and
       goodwill amortization.........................................             382.5         1,323.0           1,458.1

Taxes  ..............................................................            (141.6)         (476.9)           (527.7)
                                                                              ---------        --------          --------

       Operating earnings from continuing operations before
         goodwill amortization.......................................             240.9           846.1             930.4

Goodwill amortization................................................            (105.7)          (96.9)            (97.1)
                                                                              ---------        --------          --------

       Operating earnings from continuing operations
         applicable to common stock..................................             135.2           749.2             833.3

Non-operating items, net of tax:
     Net realized losses.............................................            (198.1)         (111.9)            (32.8)
     Venture capital income (loss)...................................             (99.4)          170.0               -
     Impairment charge...............................................            (324.9)         (349.2)           (355.8)
     Provision for losses related to loan guarantees.................            (150.0)          (11.9)              -
     Special charges.................................................            (518.3)            -              (148.0)
     Cumulative effect of accounting change..........................             (55.3)            -                 -
     Extraordinary charge on extinguishment of debt .................              (5.0)            -               (42.6)
     Discontinued lines and other non-recurring items................              13.6           147.3             205.2
                                                                              ---------        --------          --------

Net income (loss) applicable to common stock.........................         $(1,202.2)       $  593.5          $  459.3
                                                                              =========        ========          ========

Insurance and fee-based operations:

                                                                                      2000         1999          1998
                                                                                      ----         ----          ----
                                                                                             (Dollars in millions)
Premiums and asset accumulation product collections:
   Annuities......................................................................   $ 2,255.7    $ 2,473.7   $  1,999.1
   Supplemental health............................................................     2,263.9      2,206.6      2,158.1
   Life...........................................................................       934.2        970.7        928.8
                                                                                     ---------    ---------    ---------

       Collections on insurance products from continuing operations...............     5,453.8      5,651.0      5,086.0

   Major medical..................................................................       910.6        855.7        878.2
                                                                                     ---------    ---------    ---------

       Total collections on insurance products....................................     6,364.4      6,506.7      5,964.2

   Mutual funds...................................................................       794.2        479.3         87.1
                                                                                     ---------    ---------    ---------

       Total premiums and asset accumulation product collections..................   $ 7,158.6    $ 6,986.0    $ 6,051.3
                                                                                     =========    =========    =========

Average  liabilities for insurance and asset  accumulation  products
   (excluding major medical lines):
     Annuities:
       Mortality based............................................................   $   454.6    $   600.3    $   689.5
       Equity-linked..............................................................     2,550.6      1,710.1        902.5
       Deposit based..............................................................     9,618.1     10,864.7     11,649.6
     Separate accounts and investment trust liabilities...........................     2,684.1      1,717.4        913.7
     Health.......................................................................     4,753.9      4,326.1      4,043.6
     Life:
       Interest sensitive.........................................................     4,264.0      4,121.6      4,131.4
       Non-interest sensitive.....................................................     2,682.8      2,799.9      2,762.9
                                                                                     ---------    ---------    ---------

       Total average liabilities for insurance and asset accumulation products,
         net of reinsurance ceded.................................................   $27,008.1    $26,140.1    $25,093.2
                                                                                     =========    =========    =========

Revenues:
   Insurance policy income........................................................   $ 3,315.0    $ 3,174.3   $  3,059.6
   Net investment income:
     General account invested assets..............................................     1,882.7      1,959.6      1,920.2
     Equity-indexed products based on S&P 500 Index...............................        12.9        142.3        103.9
     Amortization of cost of S&P 500 Call Options.................................      (123.9)       (96.3)       (52.0)
     Separate account assets......................................................       246.0        172.7         51.0
   Fee revenue and other income...................................................       129.0        111.7         86.1
                                                                                     ---------    ---------    ---------

       Total revenues (a).........................................................     5,461.7      5,464.3      5,168.8
                                                                                     ---------    ---------    ---------

Expenses:
   Insurance policy benefits......................................................     2,440.9      2,176.0      2,071.7
   Amounts added to policyholder account balances:
     Annuity products and interest-sensitive life products other than those
       listed below...............................................................       615.2        666.5        728.6
     Equity-indexed products based on S&P 500 Index...............................        11.4        141.3         96.1
     Separate account liabilities.................................................       246.0        172.7         51.0
   Amortization related to operations.............................................       621.6        495.1        358.2
   Interest expense on investment borrowings......................................        18.6         57.9         65.3
   Other operating costs and expenses.............................................       689.9        567.2        487.7
                                                                                     ---------    ---------    ---------

       Total benefits and expenses (a)............................................     4,643.6      4,276.7      3,858.6
                                                                                     ---------    ---------    ---------

       Operating income before goodwill amortization, income taxes and
         minority interest........................................................       818.1      1,187.6      1,310.2

Goodwill amortization.............................................................      (105.7)       (96.9)       (97.1)
Net investment losses, including related costs and amortization...................      (304.9)      (172.1)       (28.3)
                                                                                     ---------    ---------    ---------

       Income before income taxes and minority interest...........................   $   407.5    $   918.6    $ 1,184.8
                                                                                     =========    =========    =========

                                   (continued)





                                                                                        2000          1999         1998
                                                                                        ----          ----         ----
                                                                                             (Dollars in millions)
                                              (continued from previous page)
Ratios:
   Investment income,  net of interest  credited on annuities and universal life products and interest expense on investment borrowings,  as a percentage of average liabilities for insurance and asset accumulation
     products (b)...................................................................      4.59%        4.52%        4.35%
   Operating costs and expenses (excluding amortization of cost of policies produced and cost of policies purchased) as a percentage of average
     liabilities for insurance and asset accumulation products......................      2.66%        2.36%        2.20%

Health loss ratios:
   All health lines:
     Insurance policy benefits......................................................  $1,741.1     $1,502.5     $1,387.5
     Loss ratio.....................................................................     76.21%       68.61%       65.55%

   Medicare supplement:
     Insurance policy benefits......................................................    $675.5       $638.1       $604.2
     Loss ratio.....................................................................     71.60%       68.95%       68.30%

   Long-term care:
     Insurance policy benefits......................................................    $691.5       $545.0       $477.1
     Loss ratio.....................................................................     84.17%       71.98%       66.88%

   Specified disease:
     Insurance policy benefits......................................................    $256.4       $232.9       $212.7
     Loss ratio.....................................................................     69.00%       62.03%       55.57%

   Other:
     Insurance policy benefits......................................................    $117.7        $86.5        $93.5
     Loss ratio.....................................................................     79.53%       65.58%       68.78%

--------------------
(a) Revenues exclude net investment gains (losses); benefits and expenses exclude amortization related to realized gains and goodwill amortization
(b) Investment income includes income from general account assets only. Average insurance liabilities exclude liabilities related to separate accounts, investment trust and reinsurance ceded.


       General: Conseco's life insurance subsidiaries develop, market and administer annuity, supplemental health, individual life insurance and other insurance products. We distribute these products through a career agency force, professional independent producers and direct response marketing. This segment excludes our major medical lines, which the Company intends to sell.

       Collections on insurance products from continuing operations in 2000 were $5.5 billion, down 3.5 percent from 1999. Rating actions during a portion of 2000 adversely affected the marketing of our insurance products. On November 7, 2000, A.M. Best upgraded the financial strength ratings of our principal life insurance subsidiaries to A- (Excellent) from B++ (Very Good). Such collections in 1999 were $5.7 billion, up 11 percent over 1998. These increases were primarily due to increased production and premium rate increases in 1999.

       See "Premium and Asset Accumulation Product Collections" for further analysis.

       Average insurance liabilities for insurance and asset accumulation products, net of reinsurance receivables, were $27.0 billion in 2000, up 3.3 percent over 1999, and $26.1 billion in 1999, up 4.2 percent over 1998.

       Insurance policy income is comprised of: (i) premiums earned on policies which provide mortality or morbidity coverage; and (ii) fees and other charges made against other policies. See "Premium and Asset Accumulation Product Collections" for further analysis.

       Net investment income on general account invested assets (which excludes income on separate account assets related to variable annuities; the income, cost and change in the fair value of S&P 500 Call Options related to equity-indexed products; and the income related to our venture capital investment in TeleCorp) decreased by 3.9 percent, to $1,882.7 million, in 2000, and increased by 2.1 percent, to $1,959.6 million, in 1999. The average balance of general account invested assets decreased by 1.3 percent in 2000 to $25.5 billion and increased by 2.0 percent in 1999 to $25.8 billion. The yield on these assets was 7.4 percent in 2000, and 7.6 percent in both 1999 and 1998. The 2000 decrease reflects general decreases in investment interest rates during the period.

       Net investment income related to equity-indexed products based on the S&P 500 Index is substantially offset by a corresponding charge to amounts added to policyholder account balances for equity-indexed products. Such income and related charge fluctuated based on the policyholder account balances subject to this provision and the performance of the S&P 500 Index to which the returns on such products are linked. During 2000, we recorded income from the S&P 500 Options of $12.9 million and added amounts to policyholders' account balances of the equity-indexed products of $11.4 million.

       Amortization of cost of S&P 500 Call Options represents the amortization of the premiums paid to purchase S&P 500 Call Options related to our equity-linked products. We amortize these amounts over the terms of the options. Such amortization has increased because of the increase in our equity-linked product business, changes in the participation rate of such business in the S&P 500 Index and the cost of the options. Our equity-indexed products are designed in an effort to have the investment income spread earned on the related insurance liabilities be more than adequate to cover the cost of the S&P 500 Call Options and other costs related to these policies.

       Net investment income from separate account assets is offset by a corresponding charge to amounts added to policyholder account balances for separate account liabilities. Such income and related charge fluctuated in relationship to total separate account assets and the return earned on such assets.

       Fee revenue and other income includes: (i) revenues we receive for managing investments for other companies; and (ii) fees received for marketing insurance products of other companies. This amount increased in 2000 primarily due to the revenues of an insurance marketing company purchased in 2000. This amount increased in 1999 as a result of growth in both of the aforementioned businesses.

       Insurance policy benefits increased in both 2000 and 1999 as a result of the factors summarized in the explanations for loss ratio fluctuations related to specific products which follows.

       The loss ratio for Medicare supplement products increased in 2000, for the following reasons: (i) our year end reserves developed adversely; (ii) the mix of our Medicare supplement business in 2000 includes a higher percent of less profitable standard Medicare supplement policies than the prior year (and a lower percent of more profitable nonstandard policies that we are no longer able to offer to new policyholders); and (iii) Medicare supplement business has recently experienced higher persistency among older blocks of business. While the Company benefits from the additional profits earned on the larger blocks of business, the loss ratio will generally increase since the older policies have higher claim costs. Governmental regulations generally require us to attain and maintain a loss ratio, after three years, of not less than 65 percent.

       The loss ratios for long-term care products increased in 2000, reflecting: (i) unfavorable claims experience; (ii) refinements made to the reserve estimation process; and (iii) the effects of the asset accumulation phase of these products. The net cash flows from our long-term care products generally result in the accumulation of amounts in the early policy years of a policy (accounted for as reserve increases) which will be paid out as benefits in later policy years (accounted for as reserve decreases). Accordingly, during the asset accumulation phase of these policies, the loss ratio will increase, but the increase in the change in reserve will be partially offset by investment income earned on the assets which have accumulated. In order to improve the profitability of the long-term care product line, we are currently selling products with higher margins and we have continued to apply for appropriate rate increases on older blocks of business. As a result of recent unfavorable claim experience in our long-term care insurance lines, we reviewed our reserving methodologies for several blocks of business. Certain changes in estimates were made that adversely affected the loss ratio in 2000. The increase in the loss ratio in 1999 also reflects unfavorable claims experience, partially offset by the effects of the asset accumulation phase of these products.

       The 2000 loss ratio for specified disease products reflects refinements we made to the reserve estimation process during the first quarter of 2000 and changes in estimates of period end claim liabilities. Our general expectation is for this loss ratio to be approximately 65 percent. The 1999 ratio was within our expectations. The 1998 ratio benefited from favorable claim developments which were not expected to continue.

       The loss ratios on our other products will fluctuate more than other lines due to the smaller size of these blocks of business. While the increase in 2000 reflects worse than expected experience, the loss ratios on this business have generally been within our expectations.

       Amounts added to policyholder account balances for annuity products decreased by 7.7 percent, to $615.2 million, in 2000, and 8.5 percent, to $666.5 million, in 1999. These decreases reflect a smaller block of this type of annuity business in force, on the average, compared to 1998. The weighted average crediting rates for these annuity liabilities were 4.4 percent, 4.5 percent and 4.6 percent during 2000, 1999 and 1998, respectively.

       Amounts added to equity indexed products and separate account liabilities correspond to the related investment income accounts described above.

       Amortization related to operations includes amortization of: (i) the cost of policies produced; and (ii) the cost of policies purchased. Amortization has increased in relationship to the total account balances subject to amortization. In addition, amortization increased in 2000 as a result of adjustments to the surrender and lapse assumptions to reflect our current estimate of future experience related to certain blocks of business.

       Interest expense on investment borrowings decreased along with our investment borrowing activities. Average investment borrowings were $324.4 million during 2000, compared to $1,081.1 million during 1999. The weighted average interest rate on such borrowings was 5.7 percent and 5.4 percent during 2000 and 1999, respectively.

       Other operating costs and expenses increased in 2000 primarily as a result of our increased business and marketing initiatives. Such increased expenses are consistent with the increase in the ratio of operating expenses (excluding amortization of cost of policies produced and cost of policies purchased) as a percentage of average liabilities for insurance and asset accumulation products (2.66 percent for 2000, compared to 2.36 percent and 2.20 percent for 1999 and 1998, respectively).

       Net investment gains (losses), including related costs and amortization fluctuate from period to period. We recorded writedowns of fixed maturity securities and other invested assets of $189.3 million, $27.8 million and $32.4 million during 2000, 1999 and 1998, respectively, as a result of conditions which caused us to conclude a decline in fair value of the investment was other than temporary. In addition, we realized a $59.2 million loss related to the termination of certain swap agreements during 2000.

       When we sell securities at a gain (loss) and reinvest the proceeds at a different yield, we increase (reduce) the amortization of cost of policies purchased and cost of policies produced in order to reflect the change in future yields. Sales of fixed maturity investments resulted in a reduction in the amortization of the cost of policies purchased and the cost of policies produced of $53.4 million in 2000 and an increase in such amortization in 1999 of $15.9 million and in 1998 of $236.5 million.

Finance operations:

                                                                                      2000         1999          1998
                                                                                      ----         ----          ----
                                                                                            (Dollars in millions)
Contract originations:
   Manufactured housing............................................................. $ 4,395.8    $ 6,607.3    $ 6,077.5
   Mortgage services................................................................   4,448.3      6,745.8      5,215.8
   Consumer/credit card.............................................................   3,345.6      3,241.3      2,727.9
   Commercial.......................................................................   4,700.6      8,514.6      7,400.8
                                                                                     ---------    ---------    ---------

     Total.......................................................................... $16,890.3    $25,109.0    $21,422.0
                                                                                     =========    =========    =========

Sales of finance receivables:
   Manufactured housing.............................................................$    600.7    $ 5,598.2    $ 5,556.4
   Home equity/home improvement.....................................................     913.1      3,748.4      5,038.5
   Consumer/equipment...............................................................     599.9        600.0      2,022.4
   Leases...........................................................................       -            -          379.9
   Commercial and retail revolving credit...........................................     575.0        117.7        741.0
   Retained bonds...................................................................       -         (405.2)      (364.6)
                                                                                     ---------    --------     ----------

     Total.......................................................................... $ 2,688.7    $ 9,659.1    $13,373.6
                                                                                     =========    =========    =========

Managed receivables (average):
   Manufactured housing............................................................. $25,700.4    $22,899.2    $19,478.2
   Mortgage services................................................................  13,254.6     10,237.5      6,425.3
   Consumer/credit card.............................................................   3,910.9      3,324.1      2,388.6
   Commercial.......................................................................   4,555.9      5,303.0      4,082.2
                                                                                     ---------    ---------    ---------

     Total.......................................................................... $47,421.8    $41,763.8    $32,374.3
                                                                                     =========    =========    =========

Revenues:
   Net investment income:
     Finance receivables and other.................................................. $ 1,933.8    $   647.1    $   295.5
     Interest-only securities.......................................................     106.6        185.1        132.9
   Gain on sale:
     Securitization transactions....................................................       -          550.6        745.0
     Whole-loan sales...............................................................       7.5          -            -
   Fee revenue and other income.....................................................     369.0        372.7        260.4
                                                                                     ----------   ---------    ---------

     Total revenues.................................................................   2,416.9      1,755.5      1,433.8
                                                                                     ----------   ---------    ---------

Expenses:
   Provision for losses.............................................................     354.2        128.7         44.2
   Finance interest expense.........................................................   1,152.4        341.3        213.7
   Other operating costs and expenses...............................................     753.5        697.2        591.9
                                                                                     ----------   ---------    ---------

     Total expenses.................................................................   2,260.1      1,167.2        849.8
                                                                                     ---------    ---------    ---------

     Operating income before impairment charges, special charges, income
       taxes and extraordinary charge...............................................     156.8        588.3        584.0

Impairment charges..................................................................     515.7        554.3        549.4
Special charges.....................................................................     394.3          -          148.0
                                                                                     ---------    ---------    ----------

     Income (loss) before income taxes and extraordinary charge..................... $  (753.2)   $    34.0    $  (113.4)
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

       After September 8, 1999, we no longer structure our securitizations in a manner that results in recording a sale of the loans. Instead, new securitization transactions are being structured to include provisions that entitle the Company to repurchase assets transferred to the special purpose entity when the aggregate unpaid principal balance reaches a specified level. Until these assets are repurchased, however, the assets are the property of the special purpose entity and are not available to satisfy the claims of creditors of the Company. Pursuant to Financial Accounting Standards Board Statement No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities", such securitization transactions are accounted for as secured borrowings whereby the loans and securitization debt remain on the balance sheet, rather than as sales.

       The change to the structure of our new securitizations has no effect on the total profit we recognize over the life of each new loan, but it changes the timing of profit recognition. Under the portfolio method (the accounting method required for our securitizations which are structured as secured borrowings), we recognize: (i) earnings over the life of new loans as interest revenues are generated; (ii) interest expense on the securities which are sold to investors in the loan securitization trusts; and (iii) provisions for losses. As a result, our reported earnings from new loans securitized in transactions accounted for under the portfolio method are lower in the period in which the loans are securitized (compared to our historical method) and higher in later periods, as interest spread is earned on the loans.

       During 2000, we announced several courses of action with respect to Conseco Finance, including: (i) the sale, closing or runoff of five units (i.e., asset-based lending, vendor finance, bankcards, transportation and park construction); (ii) efforts to better utilize existing assets so as to increase cash; and (iii) cost savings and restructuring of ongoing businesses such as streamlining of the field force in the manufactured housing and home equity divisions.

       These courses of action and the change to the portfolio method of accounting have caused significant fluctuations in account balances as further described below.

       Loan originations in 2000 were $16.9 billion, down 33 percent from 1999. Loan originations in 1999 were $25.1 billion, up 17 percent over 1998. The primary reason for the decrease was our decision to no longer originate certain lines and to manage our growth consistent with our revised business plan. The significant decrease in new loan originations allowed the finance segment to enhance net interest margins, to reduce the amount of cash required for new loan originations, and to transfer cash to the parent company. The following table summarizes our loan originations in 2000 and 1999 summarized by product and whether part of our continuing or discontinued lines:

                                                                               December 31,
                                                                           2000             1999
                                                                           ----             ----
                                                                            (Dollars in millions)
Continuing lines:
   Manufacturing housing.............................................   $ 4,395.8        $ 6,607.3
   Mortgage services.................................................     4,448.3          6,745.8
   Retail credit.....................................................     2,582.1          2,056.2
   Floorplan.........................................................     3,950.4          5,559.1
                                                                        ---------        ---------

       Total continuing lines........................................    15,376.6         20,968.4
                                                                        ---------        ---------

Discontinued lines:
   Consumer finance (1)..............................................       544.6            770.5
   Bankcard..........................................................       218.9            414.5
   Vendor finance....................................................       396.5            533.0
   Transportation....................................................       138.7          1,054.0
   Park construction and asset-based loans...........................       215.0          1,368.6
                                                                        ---------        ---------

       Total discontinued lines......................................     1,513.7          4,140.6
                                                                        ---------        ---------

       Total.........................................................   $16,890.3        $25,109.0
                                                                       =========        =========




-------------------
(1) Represents closed-ended sales contracts originated through dealers. The Company continues to originate revolving credit agreements through many of the same dealers.

       Sales of finance receivables decreased as a result of the change in the structure of our securitizations. We no longer structure our securitizations in a manner that results in recording a sale of the loans. Sales of finance receivables in 2000 represent the sale of whole loans (with no interest retained by the Company).

       Managed receivables include finance receivables recorded on our consolidated balance sheet and those managed by us but applicable to holders of asset-backed securities sold in securitizations structured in a manner that resulted in gain-on- sale revenue. Average managed receivables increased to $47.4 billion in 2000, up 14 percent over 1999, and to $41.8 billion in 1999, up 29 percent over 1998.

       The following table summarizes our average managed receivables at December 31, 2000 and 1999 summarized by product and whether part of our continuing or discontinued lines:

                                                                               December 31,
                                                                               ------------
                                                                           2000             1999
                                                                           ----             ----
                                                                           (Dollars in millions)
Continuing lines:
   Manufactured housing..............................................   $25,700.4        $22,899.2
   Mortgage services.................................................    13,254.6         10,237.5
   Retail credit.....................................................     1,523.0            937.9
   Floorplan.........................................................     2,070.4          2,098.4
                                                                        ---------        ---------

     Total continuing lines..........................................    42,548.4         36,173.0
                                                                        ---------        ---------

Discontinued lines:
   Consumer finance..................................................     2,173.1          2,121.6
   Bankcard..........................................................       214.8            264.6
   Vendor finance....................................................       972.9            942.5
   Transportation....................................................     1,112.0          1,570.3
   Park construction and asset-based loans...........................       400.6            691.8
                                                                        ---------        ---------

     Total discontinued lines........................................     4,873.4          5,590.8
                                                                        ---------        ---------

         Total.......................................................   $47,421.8        $41,763.8
                                                                        =========        =========

       Net investment income on finance receivables and other consists of: (i) interest earned on finance receivables; and (ii) interest income on short-term and other investments. Such income increased by 199 percent, to $1,933.8 million, in 2000 and by 119 percent, to $647.1 million, in 1999, consistent with the increases in average on-balance sheet finance receivables. The weighted average yields earned on finance receivables and other investments were 13.0 percent, 11.1 percent and 10.8 percent during 2000, 1999 and 1998, respectively. As a result of the change in the structure of our securitizations, future interest earned on finance receivables should increase as our average on-balance sheet finance receivables increase.

       Net investment income on interest-only securities is the accretion recognized on the interest-only securities we retain after we sell finance receivables. Such income decreased by 42 percent, to $106.6 million, in 2000 and increased by 39 percent, to $185.1 million, in 1999. These fluctuations are consistent with the change in the average balance of interest- only securities. The weighted average yields earned on interest-only securities were 13.4 percent, 14.6 percent and 13.2 percent during 2000, 1999 and 1998, respectively. As a result of the change in the structure of our securitizations, our new securitizations are accounted for as secured borrowings and we do not recognize gain-on-sale revenue or additions to interest-only securities from such transactions. Accordingly, future investment income accreted on the interest-only security will decrease, as cash remittances from the prior gain-on-sale securitizations reduce the interest-only security balances. In addition, the balance of the interest-only securities was reduced by $544.4 million in 1998, $533.8 million in 1999 and $504.3 million during 2000 (including $70.2 million due to the accounting change described in note 1 to the accompanying consolidated financial statements) due to impairment charges which have caused a reduction in interest income accreted to this security. We regularly analyze future expected cash flows from this security to determine whether an impairment has occurred. Under current accounting principles, we are required to recognize declines in value of our interest-only securities in earnings when: (i) the fair value of the security is less than its carrying value; and (ii) the timing and/or amount of cash expected to be received from the security has changed adversely from the previous valuation which determined the carrying value of the security.

       Gain on sale related to securitization transactions was nil in 2000, reflecting our decision to no longer structure our securitizations as sales. Our new securitizations are being structured as secured borrowings and no gain on sale is recognized. The gain recognized for our previous securitizations fluctuated when changes occurred in: (i) the amount of loans sold; (ii) market conditions (such as the market interest rates available on securities sold in these securitizations); (iii) the amount and type of interest we retained in the receivables sold; and (iv) assumptions used to calculate the gain.

       Conditions in the credit markets during the past several years have resulted in less-attractive pricing of certain lower- rated securities in our securitization structures. As a result, we have chosen to hold rather than sell some of the securities in the securitization trusts, particularly securities having corporate guarantee provisions. Prior to our September 8, 1999, announcement, the securities that we held were treated as retained interests in the securitization trusts. We recognized no gain on the portion of the assets related to such securities, but we expect to recognize greater interest income, net of related interest expense, over the term we hold them. At December 31, 2000 and 1999 we held $494.6 million and $694.3 million, respectively, of such securities which are classified as actively managed fixed maturities.

       Gain on whole-loan sales totaled $7.5 million in 2000. During 2000, we sold approximately $147.1 million of finance receivables in whole-loan sales. Gain on whole-loan sales excludes the gain realized on the sale of our bankcard portfolio which is included in special charges.

       Fee revenue and other income includes servicing income, commissions earned on insurance policies written in conjunction with financing transactions, and other income from late fees. Such income decreased by 1.0 percent, to $369.0 million, in 2000 and increased by 43 percent, to $372.7 million, in 1999. As a result of the change in the structure of our future securitizations announced on September 8, 1999, we no longer record an asset for servicing rights at the time of our securitizations, nor do we record servicing fee revenue; instead, the entire amount of interest income is recorded as investment income. Accordingly, the amount of servicing income has decreased to $108.2 million in 2000 from $165.3 million in 1999 and $140.0 million in 1998, and will decline further in future periods. In 2000, the decrease in servicing income was partially offset by higher commissions and late fee income. In 1999, such income increased as our servicing portfolio and our net written insurance premiums both grew along with managed receivables.

       Provision for losses related to finance operations increased by 175 percent, to $354.2 million, in 2000 and by 191 percent, to $128.7 million, in 1999. The increase is principally due to the increase in loans held on our balance sheet. Under the portfolio method (which is used for securitizations structured as collateralized borrowings), we recognize the credit losses on the loans on our balance sheet as the losses are incurred. For loans previously recorded as sales, the anticipated discounted credit losses are reflected through a reduction in the gain-on-sale revenue recorded at the time of securitization.

       Finance interest expense increased by 238 percent, to $1,152.4 million, in 2000 and by 60 percent, to $341.3 million, in 1999. Our borrowings grew in order to fund the increase in finance receivables. Our average borrowing rate was 7.7 percent, 5.8 percent and 7.2 percent during 2000, 1999 and 1998, respectively.

       Under the portfolio method, we recognize interest expense on the securities issued to investors in the securitization trusts. Since these securities typically have higher interest rates than our other debt, our average borrowing rate increased as compared to prior periods.

       The average borrowing rate during 1999 was favorably impacted by the use of relatively lower rate borrowings from the parent company to fund finance receivables of Conseco Finance.

       Other operating costs and expenses include the costs associated with servicing our managed receivables, and non- deferrable costs related to originating new loans. Such expense increased by 8.1 percent, to $753.5 million, in 2000 and by 18 percent, to $697.2 million, in 1999. Such costs increased consistent with the prior business plans for the segment, partially offset in 2000 by cost savings from the restructuring of Conseco Finance. Other operating costs and expenses decreased $62.5 million to $345.5 million in the second half of 2000, as compared to the first half of 2000.

       Impairment charges represent reductions in the value of interest-only securities and servicing rights recognized as a loss in the statement of operations. We carry interest-only securities at estimated fair value, which is determined by discounting the projected cash flows over the expected life of the receivables sold using current prepayment, default, loss and interest rate assumptions. When declines in value considered to be other than temporary occur, we reduce the amortized cost to estimated fair value and recognize a loss in the statement of operations. The assumptions used to determine new values are based on our internal evaluations and consultation with external advisors having significant experience in valuing these securities. We record any unrealized gain or loss determined to be temporary, net of tax, as a component of shareholders' equity. We adopted EITF Issue No. 99-20, "Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets "("EITF 99-20") during the third quarter of 2000, which affects when impairments are considered to be other than temporary and, therefore, are recognized in earnings (see note 1 to the accompanying consolidated financial statements).

       During 2000, actual default and loss trends were worse than our previous estimates. In light of these trends, management analyzed the assumptions used to determine the estimated fair value of the interest-only securities and made changes to the credit loss assumptions and the discount rate used to determine the value of our securities. These changes also reflected other economic factors and further methodology enhancements made by the Company. As a result, the expected future cash flows from interest-only securities changed adversely from previous estimates. Pursuant to the requirements of EITF 99-20, the effect of these changes was reflected immediately in earnings as an impairment charge. The effect of the impairment charge and adjustments to the value of our interest-only securities and servicing rights totaled $515.7 million ($324.9 million after the income tax benefit) for 2000 (in addition to the cumulative effect of adopting EITF 99-20 of $70.2 million ($45.5 million after the income tax benefit)).

       In addition, during 1999 and early 2000, the Company reevaluated its interest-only securities and servicing rights, including the underlying assumptions, in light of loss experience exceeding previous expectations. The principal change in the revised assumptions resulting from this process was an increase in expected future credit losses, relating primarily to reduced assumptions as to future housing price inflation, recent loss experience and refinements to the methodology of the valuation process. The effect of this change was offset somewhat by a revision to the estimation methodology to incorporate the value associated with the cleanup call rights held by the Company in securitizations. We recognized a $554.3 million impairment charge ($349.2 million after tax) in 1999 to reduce the book value of the interest-only securities and servicing rights.

       During the second quarter of 1998, prepayments on securitized loan contracts exceeded our expectations and management concluded that such prepayments were likely to continue to be higher than expected in future periods as well. As a result of these developments, we concluded that the value of the interest-only securities and servicing rights had been impaired, and we determined a new value using then current assumptions. In addition, the market yields of publicly traded securities similar to our interest-only securities also increased during the second quarter of 1998. The assumptions used to determine the new value at that time were based on our internal evaluations and consultation with external investment managers having significant experience in valuing these securities. Such assumptions reflected the following changes from the assumptions previously used: (i) an increase in prepayment rates; (ii) an increase in the discount rate used to determine the present value of future cash flows; and (iii) an increase in anticipated default rates. We recognized a $549.4 million ($355.8 million after tax) impairment charge in 1998 to reduce the carrying value of the interest-only securities and servicing rights.

       Special charges in 2000 include: (i) the $103.3 million adjustment to the value of finance receivables identified for sale; (ii) the $53.0 million loss on the sale of asset-based loans; (iii) $29.5 million of costs related to closing offices and streamlining businesses; (iv) $35.8 million related to the abandonment of computer processing systems; (v) $30.3 million of fees paid to Lehman including a $25.0 million fee paid in conjunction with the sale of $1.3 billion of finance receivables to Lehman; (vi) the issuance of a warrant valued at $48.1 million related to the modification of the Lehman master repurchase financing facilities; (vii) the $51.0 million loss on sale of transportation loans and vendor services financing business; (viii) a $48.0 million increase in the allowance for loan losses at our bank subsidiary; and (ix) $4.7 million of net gains related to the sale of certain lines of business, net of other items. These charges are described in greater detail in note 9 to the accompanying consolidated financial statements. Special charges of $148.0 million were recognized in 1998 and include: $45.0 million of transaction costs; $71.0 million of severance and other employment related costs; and $32.0 million of other costs. Transaction costs included expenses related to the Merger such as fees paid for investment bankers, attorneys, accountants and printers. Severance and other employment related costs included contractual severance and other benefits due to certain executives. Other costs included the write-off of computer equipment and related software that will no longer be used, losses for facilities to be vacated, increases to legal expense accruals, and various other costs.

Corporate operations

                                                                                    December 31
                                                                          ------------------------------
                                                                          2000        1999          1998
                                                                          ----        ----          ----
                                                                               (Dollars in millions)
Corporate operations:
   Venture capital income (loss) related to investment in
     TeleCorp, net of related expenses.................................  $  (152.8)   $ 261.5     $   -
   Interest expense on corporate debt..................................     (310.7)    (182.8)     (165.4)
   Investment income...................................................       51.8       32.3        26.9
   Other items.........................................................      (16.6)      67.9         4.5
                                                                         ---------    -------     -------

       Operating  income  (loss) before  provision for loss on loan guarantees, special charges, income taxes and
         minority interest.............................................     (428.3)     178.9      (134.0)

   Provision for loss on loan guarantees...............................     (231.5)     (18.9)        -
   Major medical lines, which the Company intends to sell..............      (51.3)      38.3       108.3
   Special charges.....................................................     (305.0)       -           -
                                                                         ---------    --------    -------

       Income (loss) before income taxes and minority interest.........  $(1,016.1)   $ 198.3     $ (25.7)
                                                                         =========    =======     =======

       Venture capital income (loss) relates to our investment in TeleCorp, a company in the wireless communication business. Our investment in TeleCorp is carried at estimated fair value, with changes in fair value recognized as investment income. The market values of many companies in this sector have been subject to volatility in recent periods.

       Interest expense on corporate debt fluctuated due to the increase in the average balance and interest rate on outstanding debt. The average debt outstanding (net of the intercompany note with the finance segment) was $3.8 billion, $3.0 billion and $2.8 billion in 2000, 1999 and 1998, respectively. The average interest rate on such debt was 8.2 percent, 6.0 percent and 6.0 percent in 2000, 1999 and 1998, respectively. General levels of interest rates have increased over the last twelve months. In addition, as a result of recent rating agency actions, the interest rates on our bank credit facilities have increased (see note 1 to the consolidated financial statements). Such interest expense includes affiliated interest expense (which is eliminated in consolidation) of $26.2 million, $13.2 million for 2000 and 1999, respectively. There was no such affiliated interest expense in 1998.

       Investment income includes the income from our investment in a riverboat casino and miscellaneous other income.

       Other items include general corporate expenses, net of amounts charged to subsidiaries for services provided by the corporate operations.

       Provision for loss on loan guarantees represents the noncash provision we established in connection with our guarantees of bank loans to approximately 160 directors, officers and key employees and our related loans for interest. The funds from the bank loans were used by the participants to purchase approximately 18.4 million shares of Conseco common stock. In 2000 and 1999, we established a provision of $231.5 million and $18.9 million, respectively, in connection with these guarantees and loans. At December 31, 2000, the total reserve for losses on the loan guarantees was $250.4 million.

       Major medical lines represent the results of our individual and group major medical health insurance products, which we intend to sell. These lines have experienced adverse loss ratios during 2000.

       Special charges in corporate operations for 2000 include: (i) advisory and professional fees related to debt restructuring of $9.9 million; (ii) a portion of the loss on the sale of asset-backed loans (excluding loss related to loans held by the finance segment) of $15.2 million; (iii) advisory fees paid to investment banks of $44.0 million; (iv) the loss related to our exit from the subprime automobile business of $71.6 million; (v) the amount paid to terminated executive pursuant to his employment agreement of $72.5 million; (vi) the amount paid to newly hired Chief Executive Officer of $45.0 million; (vii) the value of warrants issued to release newly hired Chief Executive Officer from a noncompete provision of a prior agreement of $21.0 million; and (viii) other charges of $25.8 million. These charges are described in greater detail in the note to the accompanying consolidated financial statements entitled "Special Charges".

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

       Marketing companies, agents who market insurance products, school districts, financial institutions and policyholders use the financial strength ratings assigned to an insurer by independent rating agencies as one factor in determining which insurer's products to market or purchase. Following several recent events described in note 9 to the consolidated financial statements entitled "Special Charges" and elsewhere herein, rating agencies lowered their financial strength ratings, and many were placed on review as the agencies analyze the impact of the developing events. Such rating actions adversely affected the marketing and persistency of our insurance products and other asset accumulation products. On November 7, 2000, A.M. Best upgraded the financial strength ratings of our principal life insurance subsidiaries to A- (Excellent) from B++ (Very Good).

       Total premiums and accumulation product collections were as follows:

                                                                                      2000         1999          1998
                                                                                      ----         ----          ----
                                                                                             (Dollars in millions)
Premiums collected by our insurance subsidiaries:
   Annuities:
     Equity-indexed (first-year)....................................................  $  602.9     $  871.9    $   783.2
     Equity-indexed (renewal).......................................................      40.6         39.9         15.0
                                                                                      --------     --------    ---------
       Subtotal - equity-indexed annuities..........................................     643.5        911.8        798.2
                                                                                      --------     --------    ---------
     Other fixed (first-year).......................................................     679.4        896.4        804.3
     Other fixed (renewal)..........................................................      61.3         62.1         64.0
                                                                                      --------     --------    ---------
       Subtotal - other fixed annuities.............................................     740.7        958.5        868.3
                                                                                      --------     --------    ---------
     Variable (first-year)..........................................................     747.8        519.1        267.2
     Variable (renewal).............................................................     123.7         84.3         65.4
                                                                                      --------     --------    ---------
       Subtotal - variable annuities................................................     871.5        603.4        332.6
                                                                                      --------     --------    ---------

         Total annuities............................................................   2,255.7      2,473.7      1,999.1
                                                                                      --------     --------    ---------

   Supplemental health:
     Medicare supplement (first-year)...............................................     101.9        106.8        106.6
     Medicare supplement (renewal)..................................................     829.1        808.8        810.1
                                                                                      --------     --------    ---------
       Subtotal - Medicare supplement...............................................     931.0        915.6        916.7
                                                                                      --------     --------    ---------
     Long-term care (first-year)....................................................     119.2        127.1        122.6
     Long-term care (renewal).......................................................     716.8        666.4        605.8
                                                                                      --------     --------    ---------
       Subtotal - long-term care....................................................     836.0        793.5        728.4
                                                                                      --------     --------    ---------
     Specified disease (first-year).................................................      39.1         39.0         41.5
     Specified disease (renewal)....................................................     332.0        337.3        350.8
                                                                                      --------     --------    ---------
       Subtotal - specified disease.................................................     371.1        376.3        392.3
                                                                                      --------     --------    ---------
     Other health (first-year)......................................................      29.9         23.8         12.6
     Other health (renewal).........................................................      95.9         97.4        108.1
                                                                                      --------     --------    ---------
         Total - other health.......................................................     125.8        121.2        120.7
                                                                                      --------     --------    ---------

         Total supplemental health..................................................   2,263.9      2,206.6      2,158.1
                                                                                      --------     --------    ---------

   Life insurance:
     First-year.....................................................................     186.6        211.5        154.0
     Renewal........................................................................     747.6        759.2        774.8
                                                                                      --------     --------    ---------
       Total life insurance.........................................................     934.2        970.7        928.8
                                                                                      --------     --------    ---------
       Collections on insurance products from continuing operations.................   5,453.8      5,651.0      5,086.0
                                                                                      --------     --------    ---------

   Individual and group major medical:
     Individual (first-year)........................................................     161.1         96.4         95.5
     Individual (renewal)...........................................................     246.2        233.3        228.3
                                                                                      --------     --------    ---------
       Subtotal - individual........................................................     407.3        329.7        323.8
                                                                                      --------     --------    ---------
     Group (first-year).............................................................      80.1         53.0         48.0
     Group (renewal)................................................................     423.2        473.0        506.4
                                                                                      --------     --------    ---------
       Subtotal - group.............................................................     503.3        526.0        554.4
                                                                                      --------     --------    ---------

         Total major medical........................................................     910.6        855.7        878.2
                                                                                      --------     --------    ---------

   Total first-year premium collections on insurance products.......................   2,748.0      2,945.0      2,435.5
   Total renewal premium collections on insurance products..........................   3,616.4      3,561.7      3,528.7
                                                                                      --------     --------    ---------

         Total collections on insurance products....................................  $6,364.4     $6,506.7    $ 5,964.2
                                                                                      ========     ========    =========

Mutual funds (excludes variable annuities).......................................... $   794.2    $   479.3    $    87.1
                                                                                     =========    =========    =========

                                       36

       Annuities include equity-indexed annuities, other fixed annuities and variable annuities sold through both career agents and professional independent producers.

       We introduced our first equity-indexed annuity product in 1996. The accumulation value of these annuities is credited with interest at an annual guaranteed minimum rate of 3 percent (or, including the effect of applicable sales loads, a 1.7 percent compound average interest rate over the term of the contracts). These annuities provide for potentially higher returns based on a percentage of the change in the S&P 500 Index during each year of their term. We purchase S&P 500 Call Options in an effort to hedge increases to policyholder benefits resulting from increases in the S&P 500 Index. Total collected premiums for this product decreased by 29 percent, to $643.5 million, in 2000 and increased by 14 percent, to $911.8 million, in 1999.

       Other fixed rate annuity products include single-premium deferred annuities ("SPDAs"), flexible-premium deferred annuities ("FPDAs") and single-premium immediate annuities ("SPIAs"), which are credited with a declared rate. The demand for traditional fixed-rate annuity contracts has decreased in recent years, as relatively low interest rates have made other investment products more attractive. SPDA and FPDA policies typically have an interest rate that is guaranteed for the first policy year, after which we have the discretionary ability to change the crediting rate to any rate not below a guaranteed rate. The interest rate credited on SPIAs is based on market conditions existing when a policy is issued and remains unchanged over the life of the SPIA. Annuity premiums on these products decreased by 23 percent, to $740.7 million, in 2000 and increased by 10 percent, to $958.5 million, in 1999. Fixed annuity collections in 1999 included $208.8 million of premiums on reinsurance contracts entered into during the year.

       Variable annuities offer contract holders the ability to direct premiums into specific investment portfolios; rates of return are based on the performance of the portfolio. Such annuities have become increasingly popular recently as a result of the desire of investors to invest in common stocks. In 1996, we began to offer more investment options for variable annuity deposits, and we expanded our marketing efforts, resulting in increased collected premiums. Our profits on variable annuities come from the fees charged to contract holders. Variable annuity collected premiums increased by 44 percent, to $871.5 million, in 2000 and by 81 percent, to $603.4 million, in 1999.

       Supplemental health products include Medicare supplement, long-term care, specified disease and other insurance products distributed through a career agency force and professional independent producers. Our profits on supplemental health policies depend on the overall level of sales, persistency of in-force business, investment yields, claim experience and expense management.

       Collected premiums on Medicare supplement policies increased by 1.7 percent, to $931.0 million, in 2000 and decreased by .1 percent, to $915.6 million, in 1999. Sales of Medicare supplement policies have been affected by steps taken to improve profitability by increasing premium rates and changing our commission structure and underwriting criteria.

       Premiums collected on long-term care policies increased by 5.4 percent, to $836.0 million, in 2000 and by 8.9 percent, to $793.5 million, in 1999 due to increases in premium rates and increased sales volume.

       Premiums collected on specified disease products were $371.1 million, $376.3 million and $392.3 million in 2000, 1999 and 1998, respectively. Such decreases were the result of steps taken to improve the profitability of these products. In addition, during 1999, we curtailed sales of these products in one state due to adverse regulatory decisions, which accounts for most of the decrease.

       Other health products include: (i) various health insurance products that are not currently being actively marketed; and (ii) in 1999 and 1998, certain specialty health insurance products sold to educators. Premiums collected in 2000 were $125.8 million, up 3.8 percent over 1999. Premiums collected in 1999 were $121.2 million, up .4 percent over 1998. Since we no longer actively market these products, we expect collected premiums to decrease in future years. The in-force business continues to be profitable.

       Life products are sold through career agents, professional independent producers and direct response distribution channels. Life premiums collected in 2000 were $934.2 million, down 3.8 percent from 1999. Life premiums collected in 1999 were $970.7 million, up 4.5 percent over 1998. Collections in 1999 included $49.2 million of premiums on reinsurance contracts entered into during the year.

       Individual and group major medical products include major medical health insurance products sold to individuals and groups. We have previously announced our intent to sell these lines of business. In recent periods, we have emphasized the sale of more profitable individual major medical products and are de-emphasizing the sale of group products. With respect to group major medical products, we are: (i) seeking rate increases; (ii) converting the members of groups to individual policies; or
(iii) opting not to renew the group policies. Group premiums decreased by 4.3 percent, to $503.3 million, in 2000 and decreased by 5.1 percent, to $526.0 million, in 1999. Individual health premiums increased by 24 percent, to $407.3 million, in 2000 and increased by 1.8 percent, to $329.7 million, in 1999.

       Mutual fund sales increased 66 percent, to $794.2 million in 2000, and increased 450 percent, to $479.3 million, in 1999, reflecting our expanded distribution and new marketing programs. We also believe that these sales were positively impacted by the recent strong investment performance of our funds. Recently, mutual fund sales have been adversely affected by the resignation of certain equity portfolio managers. The Company engaged Frank Russell Company to transition its equity portfolio management.

       INVESTMENTS

       Our investment strategy is to: (i) maintain a predominately investment-grade fixed income portfolio; (ii) provide adequate liquidity to meet our cash obligations to policyholders and others; and (iii) maximize current income and total investment return through active investment management. Consistent with this strategy, investments in fixed maturity securities, mortgage loans and policy loans made up 94 percent of our $25.0 billion investment portfolio at December 31, 2000. The remainder of the invested assets were interest-only securities, equity securities, venture capital investments and other invested assets.

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

       The following table summarizes investment yields earned over the past three years on the general account invested assets of our insurance subsidiaries (excluding revenues from major medical lines, which the Company intends to sell). General account investments exclude our venture capital investment in TeleCorp, separate account assets, the value of S&P 500 call options and the investments held by our finance segment.

                                                                                        2000          1999        1998
                                                                                        ----          ----        ----
                                                                                              (Dollars in millions)
Weighted average general account invested assets as defined:
       As reported ................................................................. $24,009.7     $24,986.2   $25,598.4
       Excluding unrealized appreciation (depreciation) (a).........................  25,461.3      25,785.6    25,273.2
Net investment income on general account invested assets............................   1,882.7       1,959.6     1,920.2

Yields earned:
       As reported..................................................................       7.8%          7.8%        7.5%
       Excluding unrealized appreciation (depreciation) (a) ........................       7.4%          7.6%        7.6%


--------------------
(a) Excludes the effect of reporting fixed maturities at fair value as described in note 1 to the consolidated financial statements.

       Although investment income is a significant component of total revenues, the profitability of certain of our insurance products is determined primarily by the spreads between the interest rates we earn and the rates we credit or accrue to our insurance liabilities. At December 31, 2000, the average yield, computed on the cost basis of our actively managed fixed maturity portfolio, was
7.2 percent, and the average interest rate credited or accruing to our total insurance liabilities (excluding interest rate bonuses for the first policy year only and excluding the effect of credited rates attributable to variable or equity-indexed products) was 4.9 percent.

       Actively managed fixed maturities

       Our actively managed fixed maturity portfolio at December 31, 2000, included primarily debt securities of the United States government, public utilities and other corporations, and mortgage-backed securities.
Mortgage-backed securities included collateralized mortgage obligations ("CMOs") and mortgage-backed pass-through securities.

       At December 31, 2000, our fixed maturity portfolio had $147.1 million of unrealized gains and $1,322.2 million of unrealized losses, for a net unrealized loss of $1,175.1 million. Estimated fair values for fixed maturity investments were determined based on: (i) estimates from nationally recognized pricing services (85 percent of the portfolio); (ii) broker- dealer market makers (1 percent of the portfolio); and (iii) internally developed methods (14 percent of the portfolio).

       At December 31, 2000, approximately 7.6 percent of our invested assets (8.7 percent of fixed maturity investments) were fixed maturities rated below-investment grade by nationally recognized statistical rating organizations (or, if not rated by such firms, with ratings below Class 2 assigned by the NAIC). We plan to maintain approximately the present level of below-investment-grade fixed maturities. These securities generally have greater risks than other corporate debt investments, including risk of loss upon default by the borrower, and are often unsecured and subordinated to other creditors. Below-investment-grade issuers usually have higher levels of indebtedness and are more sensitive to adverse economic conditions, such as recession or increasing interest rates, than are investment-grade issuers. We are aware of these risks and monitor our below-investment-grade securities closely. At December 31, 2000, our below-investment-grade fixed maturity investments had an amortized cost of $2,407.7 million and an estimated fair value of $1,887.9 million.

       We periodically evaluate the creditworthiness of each issuer whose securities we hold. We pay special attention to those securities whose market values have declined materially for reasons other than changes in interest rates or other general market conditions. We evaluate the realizable value of the investment, the specific condition of the issuer and the issuer's ability to comply with the material terms of the security. Information reviewed may include the recent operational results and financial position of the issuer, information about its industry, recent press releases and other information. Conseco employs a staff of experienced securities analysts in a variety of specialty areas. Among their responsibilities, this staff is charged with compiling and reviewing such information. If evidence does not exist to support a realizable value equal to or greater than the carrying value of the investment, and such decline in market value is determined to be other than temporary, we reduce the carrying amount to its net realizable value, which becomes the new cost basis; we report the amount of the reduction as a realized loss. We recognize any recovery of such reductions in the cost basis of an investment only upon the sale, repayment or other disposition of the investment. In 2000, we recorded writedowns of fixed maturity investments, equity securities and other invested assets totaling $189.3 million. Our investment portfolio is subject to the risks of further declines in realizable value. However, we attempt to mitigate this risk through the diversification and active management of our portfolio.

       As of December 31, 2000, our fixed maturity investments in substantive default (i.e., in default due to nonpayment of interest or principal) or technical default (i.e., in default, but not as to the payment of interest or principal) had an amortized cost of $162.7 million and a carrying value of $102.8 million. There were no other fixed maturity investments about which we had serious doubts as to the ability of the issuer to comply on a timely basis with the material terms of the instrument.

       When a security defaults, our policy is to discontinue the accrual of interest and eliminate all previous interest accruals, if we determine that such amounts will not be ultimately realized in full. Investment income forgone due to defaulted securities was $15.3 million and $8.7 million for the years ended December 31, 2000 and 1999, respectively.

       At December 31, 2000, fixed maturity investments included $7.3 billion of mortgage-backed securities (or 34 percent of all fixed maturity securities). CMOs are backed by pools of mortgages that are segregated into sections or "tranches" that provide for reprioritizing of retirement of principal. Pass-through securities receive principal and interest payments through their regular pro rata share of the payments on the underlying mortgages backing the securities. The yield characteristics of mortgage-backed securities differ from those of traditional fixed-income securities. Interest and principal payments for mortgage-backed securities occur more frequently, often monthly. Mortgage-backed securities are subject to risks associated with variable prepayments. Prepayment rates are influenced by a number of factors that cannot be predicted with certainty, including: the relative sensitivity of the underlying mortgages backing the assets to changes in interest rates; a variety of economic, geographic and other factors; and the repayment priority of the securities in the overall securitization structures.

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

       The following table sets forth the par value, amortized cost and estimated fair value of mortgage-backed securities, summarized by interest rates on the underlying collateral at December 31, 2000:

                                                                                  Par        Amortized      Estimated
                                                                                 value         cost        fair value
                                                                                 -----         ----        ----------
                                                                                       (Dollars in millions)

Below 7 percent..............................................................   $4,366.5      $4,331.2      $4,290.0
7 percent - 8 percent........................................................    1,936.6       1,926.0       1,944.4
8 percent - 9 percent........................................................      445.1         445.9         451.3
9 percent and above..........................................................      884.5         835.1         612.3
                                                                                --------      --------      --------

          Total mortgage-backed securities (a)...............................   $7,632.7      $7,538.2      $7,298.0
                                                                                ========      ========      ========

--------------------
(a) Includes below-investment grade mortgage-backed securities with an amortized cost and estimated fair value of $744.0 million and $521.3 million, respectively.

       The amortized cost and estimated fair value of mortgage-backed securities at December 31, 2000, summarized by type of security, were as follows:

                                                                                               Estimated Fair Value
                                                                                               --------------------
                                                                                                               % of
                                                                                Amortized                      Fixed
Type                                                                              Cost         Amount       Maturities
----                                                                              ----         ------       ----------
                                                                                 (Dollars in millions)

Pass-throughs and sequential and targeted amortization  classes..............   $3,855.1       $3,848.2           18%
Planned amortization classes and accretion-directed bonds....................    2,081.4        2,066.1           10
Commercial mortgage-backed securities........................................      712.5          714.0            3
Subordinated classes and mezzanine tranches..................................      851.0          631.0            3
Other........................................................................       38.2           38.7            -
                                                                              ----------     ----------          ---

       Total mortgage-backed securities (a)..................................   $7,538.2       $7,298.0           34%
                                                                                ========       ========           ==

--------------------
(a) Includes below-investment grade mortgage-backed securities with an amortized cost and estimated fair value of $744.0 million and $521.3 million, respectively.

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

       Subordinated and mezzanine tranches are classes that provide credit enhancement to the senior tranches. The rating agencies require that this credit enhancement not deteriorate due to prepayments for a period of time, usually five years of complete lockout followed by another period of time where prepayments are shared pro rata with senior tranches. The credit risk of subordinated and mezzanine tranches is derived from owning a small percentage of the mortgage collateral, while bearing a majority of the risk of loss due to property owner defaults. Subordinated bonds can be rated "AA" or lower. We typically do not buy subordinated or mezzanine bonds that are rated lower than "BB". This class also includes our investments in other asset-backed securities that are mortgage related (manufactured housing and home equity loans). The amortized cost and estimated fair value of these other asset-backed securities was $716.8 million and $494.6 million, respectively, at December 31, 2000.

       During 2000, we sold $7.0 billion of investments (primarily fixed maturities), resulting in $140.5 million of investment gains and $205.8 million of investment losses (both before related expenses, amortization and taxes). Such securities were sold in response to changes in the investment environment, which created opportunities to enhance the total return of the investment portfolio without adversely affecting the quality of the portfolio or the matching of expected maturities of assets and liabilities. As discussed in the notes to the consolidated financial statements, the realization of gains and losses affects the timing of the amortization of the cost of policies produced and the cost of policies purchased related to universal life and investment products.

       Venture capital investment in TeleCorp

       Our venture capital investment in TeleCorp was made by our subsidiary which engages in venture capital investment activity. TeleCorp is a company in the wireless communication business. At the time we purchased this investment, we believed it had high growth or appreciation potential. Our investment in TeleCorp is carried at estimated fair value, with changes in fair value recognized as investment income. Since there are restrictions on our ability to sell this investment , we adjust the quoted market price to produce an estimate of the attainable fair value. At December 31, 2000, we held 17.2 million common shares of TeleCorp. The market values of many companies in TeleCorp's business sector have been subject to market valuation volatility in recent periods. We recognized venture capital investment income (loss) of $(199.5) million in 2000 and $354.8 million in 1999, primarily related to this investment.

       Other investments

       At December 31, 2000, we held mortgage loan investments with a carrying value of $1,238.6 million (or 5.0 percent of total invested assets) and a fair value of $1,197.7 million. Mortgage loans were substantially comprised of commercial loans. Noncurrent mortgage loans were insignificant at December 31, 2000. Realized losses on mortgage loans were not significant in any of the past three years. At December 31, 2000, we had a mortgage loan loss reserve of $3.8 million. Approximately 8 percent of the mortgage loans were on properties located in Ohio, 8 percent in New York, 7 percent in Florida, 7 percent in Pennsylvania, 7 percent in Texas and 6 percent in California. No other state accounted for more than 5 percent of the mortgage loan balance.

       At December 31, 2000, we held $15.0 million of trading securities; they are included in other invested assets. Trading securities are investments we intend to sell in the near term. We carry trading securities at estimated fair value; changes in fair value are reflected in the statement of operations.

       Other invested assets also include: (i) S&P 500 Call Options; and (ii) certain nontraditional investments, including investments in limited partnerships, mineral rights and promissory notes.

       As part of our investment strategy, we enter into reverse repurchase agreements and dollar-roll transactions to increase our return on investments and improve our liquidity. Reverse repurchase agreements involve a sale of securities and an agreement to repurchase the same securities at a later date at an agreed-upon price. Dollar rolls are similar to reverse repurchase agreements except that the repurchase involves securities that are only substantially the same as the securities sold. We enhance our investment yield by investing the proceeds from the sales in short-term securities pending the contractual repurchase of the securities at discounted prices in the forward market. We are able to engage in such transactions due to the market demand for mortgage-backed securities to form CMOs. Such investment borrowings averaged $324.4 million during 2000 and were collateralized by investment securities with fair values approximately equal to the loan value. The weighted average interest rate on such borrowings was 5.7 percent in 2000. The primary risk associated with short-term collateralized borrowings is that the counterparty might be unable to perform under the terms of the contract. Our exposure is limited to the excess of the net replacement cost of the securities over the value of the short- term investments (which was not material at December 31, 2000). We believe that the counterparties to our reverse repurchase and dollar-roll agreements are financially responsible and that counterparty risk is minimal.

       FINANCE RECEIVABLES, INTEREST-ONLY SECURITIES AND SERVICING RIGHTS OF FINANCE SUBSIDIARIES

       Finance receivables

       Finance receivables, including receivables which serve as collateral for the notes issued to investors in securitization trusts of $12,622.8 million and $4,730.5 million at December 31, 2000 and 1999, respectively, summarized by type, were as follows:


                                                                                                  December 31,
                                                                                           ---------------------
                                                                                           2000             1999
                                                                                           ----             ----
                                                                                           (Dollars in millions)
Continuing lines:
   Manufactured housing...............................................................   $ 5,865.1        $1,748.8
   Mortgage services..................................................................     6,499.1         3,354.3
   Retail credit......................................................................     1,763.9           867.8
   Floorplan..........................................................................       637.0         1,239.7
                                                                                         ---------        --------

                                                                                          14,765.1         7,210.6
   Less allowance for credit losses...................................................       261.9            43.2
                                                                                         ---------        --------

     Net finance receivables - for continuing lines...................................    14,503.2         7,167.4
                                                                                         ---------        --------

Discontinued lines:
   Consumer finance...................................................................       822.4           421.1
   Transportation.....................................................................       137.8           919.7
   Vendor finance.....................................................................       862.3           639.4
   Park construction..................................................................       131.2           188.7
   Other..............................................................................        75.8           543.5
                                                                                         ---------        --------

                                                                                           2,029.5         2,712.4
   Less allowance for credit losses...................................................        44.9            45.2
                                                                                         ---------        --------

     Net finance receivables - for discontinued lines.................................     1,984.6         2,667.2
                                                                                         ---------        --------

     Total finance receivables........................................................   $16,487.8        $9,834.6
                                                                                         =========        ========

       Subsequent to September 8, 1999, we no longer structure our securitizations in a manner that results in recording a sale of the loans. Instead, we are using the portfolio method (the accounting method required for securitizations which are structured as secured borrowings) to account for securitization transactions structured after that date. Our securitizations are now structured in a manner that requires them to be accounted for under the portfolio method, whereby the loans and securitization debt are held on our balance sheet, pursuant to Financial Accounting Standards Board Statement No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities" ("SFAS 125").

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

       The Financial Accounting Standards Board recently issued Statement of Financial Accounting Standards No. 140, "Accounting for the Transfer and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS 140") which is a replacement of SFAS 125, and a related implementation guide. SFAS 140 and the implementation guide have changed the criteria that must be met for securitization transactions to be recorded under the portfolio method. We do not believe we will need to make any significant changes to our securitization structures to meet the new criteria which are effective for securitization transactions completed after March 31, 2001.

       The securitizations structured prior to our September 8, 1999, announcement met the applicable criteria to be accounted for as sales. At the time the loans were securitized and sold, we recognized a gain and recorded our retained
                                       42
interest represented by the interest-only security. The interest-only security represents the right to receive, over the life of the pool of receivables: (i) the excess of the principal and interest received on the receivables transferred to the special purpose entity over the principal and interest paid to the holders of other interests in the securitization; and (ii) contractual servicing fees. In some of those securitizations, we also retained certain lower-rated securities that are senior in payment priority to the interest-only securities. Such retained securities had a par value, fair market value and amortized cost of $769.8 million, $494.6 million and $716.8 million, respectively, at December 31, 2000, and were classified as actively managed fixed maturity securities.

       During 1999 and 1998, the Company sold $9.7 billion and $13.4 billion, respectively, of finance receivables in various securitized transactions and recognized gains of $550.6 million and $745.0 million, respectively. During 2000, we recognized no gain on sale related to securitized transactions. The gains recognized were dependent in part on the previous carrying amount of the finance receivables included in the securitization transactions, allocated between the assets sold and our retained interests based on their relative fair value at the date of transfer. To obtain fair values, quoted market prices are used if available. However, quotes are generally not available for retained interests, so we estimated the fair values based on the present value of future expected cash flows using our best estimates of the key assumptions - credit losses, prepayment speeds, forward yield curves, and discount rates commensurate with the risks involved.

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

       Managed finance receivables by loan type were as follows:

                                                                                   December 31,
                                                                                ------------------
                                                                                2000           1999
                                                                                ----           ----
                                                                               (Dollars in millions)
Continuing lines:
   Fixed term............................................................    $39,837.4     $37,012.9
   Revolving credit......................................................      3,030.7       3,892.8
Discontinued lines.......................................................      3,717.8       4,885.7
                                                                            ----------     ---------

     Total...............................................................    $46,585.9     $45,791.4
                                                                             =========     =========

Number of contracts serviced:
   Fixed term contracts - continuing lines...............................    1,108,000     1,095,000
   Revolving credit accounts - continuing lines..........................      972,000     1,626,000
   Discontinued lines....................................................      463,000       687,000
                                                                             ---------     ---------

     Total...............................................................    2,543,000     3,408,000
                                                                             =========     =========

       At December 31, 2000, no single state accounted for more than 8 percent of the contracts we serviced. In addition, no single contractor, dealer or vendor accounted for more than one percent of the total contracts we originated.

       Credit quality of managed finance receivables was as follows:



                                                                                        December 31,
                                                                                  ---------------------
                                                                                  2000             1999
                                                                                  ----             ----
60-days-and-over delinquencies as a percentage of managed finance receivables at period end:
     Manufactured housing....................................................     2.20%             1.57%
     Mortgage services.......................................................      .93              1.00
     Retail credit...........................................................     3.04              3.02
     Floorplan...............................................................      .31               .07
       Total continuing lines................................................     1.78              1.36
     Total discontinued lines................................................     1.47              1.72
       Total.................................................................     1.76%             1.42%



Net credit  losses  incurred  during the last twelve  months as a  percentage of average managed finance receivables during the period:
     Manufactured housing....................................................     1.61%             1.25%
     Mortgage services.......................................................     1.17               .99
     Retail credit...........................................................     5.30              4.33
     Floorplan...............................................................      .31               .17
       Total continuing lines................................................     1.55              1.20
     Total discontinued lines................................................     3.89              1.97
       Total.................................................................     1.79%             1.31%

Repossessed collateral  inventory as a percentage of managed finance receivables at period end:
     Manufactured housing....................................................     1.73%             1.09%
     Mortgage services.......................................................     2.97              2.29
     Floorplan...............................................................      .44               .07
       Total continuing lines................................................     2.00              1.36
     Total discontinued lines................................................     2.96              1.18
       Total.................................................................     2.08%             1.34%

       These ratios increased during 2000 primarily as a result of: (i) the increases in delinquencies and credit losses as the portfolios age; (ii) changes in the mix of managed receivables; and (iii) underlying loss experience. Such underlying delinquency and loss experience deteriorated after the proposed sale of our finance segment was announced. We believe that our employees' concerns about their future significantly affected the collection function. Our delinquency rates have leveled off in January 2001 and decreased in February 2001.

       Interest-only securities

       Interest-only securities represent interests we retained in securitization transactions structured prior to September 8, 1999, and are carried at estimated fair value. On a quarterly basis, we estimate the fair value of these securities by discounting the projected future cash flows using current assumptions. If we determine that the differences between the estimated fair value and the book value of these securities is a temporary difference we adjust shareholders' equity. At December 31, 2000, this adjustment increased the carrying value of the interest-only securities by $1.7 million to $432.9 million. Declines in value are considered to be other than temporary when: (i) the fair value of the security is less than its carrying value; and (ii) the timing and/or amount of cash expected to be received from the security has changed adversely from the previous valuation which determined the carrying value of the security. When both occur, the security is written down to fair value.

       We recognized impairment charges of $515.7 million ($324.9 million after tax) in 2000, $554.3 million ($349.2 million after tax) in 1999 and $549.4 million ($355.8 million after tax) in 1998 to reduce the book value of interest-only securities and servicing rights as described above under "Finance Operations."

       Based on our current assumptions and expectations as to future events related to the loans underlying our interest- only securities, we estimate receiving cash from these securities of $15 million in 2001, $115 million in 2002, $140 million in 2003, $85 million in 2004, $65 million in 2005, and $630 million in all years thereafter. We have projected lower cash flows from our interest-only securities in 2001, reflecting our assumption that the adverse loss experience in 2000 will continue into 2001 and then improve over time. As a result of these assumptions, we project that payments related to guarantees issued in conjunction with the sales of certain finance receivables will exceed the amounts paid in previous periods. These projected payments are considered in the projected cash flows we use to value our interest-only securities. See note 8 to the consolidated financial statements for additional information about the guarantees.

       CONSOLIDATED FINANCIAL CONDITION

       Changes in the consolidated balance sheet of 2000 compared with 1999

       Changes in the consolidated balance sheet at December 31, 2000, compared to 1999, reflect: (i) our operating results; (ii) our origination of finance receivables; (iii) the transfer of finance receivables to securitization trusts and sale of notes to investors in transactions accounted for as secured borrowings; (iv) the sale of finance receivables to Lehman; (v) the sale of assets of our subprime automobile, bankcard and transportation businesses; (vi) changes in the fair value of actively managed fixed maturity securities and interest-only securities; and (vii) various financing and restructuring transactions described in the notes to the consolidated financial statements.

       In accordance with GAAP, we record our actively managed fixed maturity investments, interest-only securities, equity securities and certain other invested assets at estimated fair value with any unrealized gain or loss, net of tax and related adjustments, recorded as a component of shareholders' equity. At December 31, 2000, we decreased the carrying
                                       44
value of such investments by $1,241.9 million as a result of this fair value adjustment. The fair value adjustment resulted in a $1,504.3 million decrease in carrying value at year-end 1999.

       Total capital shown below excludes debt of the finance segment used to fund finance receivables. Total capital, before the fair value adjustment recorded in accumulated other comprehensive loss, decreased $1,106.8 million, or
8.1 percent, to $12.5 billion. The decrease is primarily due to our operating results for 2000.


                                                                           2000            1999
                                                                           ----            ----
                                                                            (Dollars in millions)
Total capital, excluding accumulated other comprehensive loss:
    Corporate notes payable and commercial paper....................... $ 5,055.0      $ 4,624.2

    Company-obligated mandatorily redeemable preferred
       securities of subsidiary trusts.................................   2,403.9        2,639.1

    Shareholders' equity:
       Preferred stock.................................................     486.8          478.4
       Common stock and additional paid-in capital.....................   2,911.8        2,987.1
       Retained earnings...............................................   1,626.8        2,862.3
                                                                        ---------      ---------

          Total shareholders' equity, excluding accumulated
             other comprehensive loss..................................   5,025.4        6,327.8
                                                                        ---------      ---------

          Total capital, excluding accumulated other
             comprehensive loss........................................  12,484.3       13,591.1

       Accumulated other comprehensive loss............................    (651.0)        (771.6)
                                                                        ---------      ---------

          Total capital................................................ $11,833.3      $12,819.5
                                                                        =========      =========


       Corporate notes payable and commercial paper increased $430.8 million during 2000. Increases were primarily due to: (i) the settlement of a forward contract described in note 10 to the accompanying consolidated financial statements; (ii) the redemption of $250 million par value of Company-obligated mandatorily redeemable preferred securities of subsidiary trusts; (iii) the acquisition of a long-term care insurance marketing organization for $32.9 million; (iv) cash required for special charges of $216.3 million; and (v) an increase in cash and cash equivalents held at the parent company of approximately $374 million. These increases were reduced by the actions completed during 2000 to generate cash in order to reduce corporate debt. Through December 31, 2000, we have completed transactions which generated cash proceeds in excess of $1.0 billion (see note 1 to the consolidated financial statements).

       Shareholders' equity, excluding accumulated other comprehensive loss, decreased by $1.3 billion in 2000, to $5.0 billion. Significant components of the decrease included: (i) our net loss of $1,191.2 million; (ii) the settlement of the forward contract and repurchases of common stock of $102.9 million; and
(iii) $44.3 million of common and preferred stock dividends. These decreases were partially offset by the issuance of warrants of $21.0 million. The accumulated other comprehensive loss decreased by $120.6 million principally related to the increase in the fair value of our insurance companies' investment portfolio.

       Book value per common share outstanding decreased to $11.95 at December 31, 2000, from $15.50 a year earlier. Such change was primarily attributable to the factors discussed in the previous paragraph. Excluding accumulated other comprehensive loss, book value per common share outstanding decreased to $13.95 at December 31, 2000, from $17.85 a year earlier.

       Goodwill (representing the excess of the amounts we paid to acquire companies over the fair value of net assets acquired in transactions accounted for as purchases) was $3,800.8 million and $3,927.8 million at December 31, 2000 and 1999, respectively. Goodwill as a percentage of shareholders' equity was 87 percent and 71 percent at December 31, 2000 and 1999, respectively. Goodwill as a percentage of total capital, excluding other comprehensive loss, was 30 percent and 29 percent at December 31, 2000 and 1999, respectively. We believe that the life of our goodwill is indeterminable and, therefore, have generally amortized its balance over 40 years as permitted by generally accepted accounting principles. Amortization of goodwill totaled $112.5 million, $110.1 million, and $106.2 million during 2000, 1999 and 1998, respectively. If we had determined the estimated useful life of our goodwill was less than 40 years, amortization expense would have been higher.

       We continually monitor the value of our goodwill based on our best estimates of future earnings considering all available evidence. We determine whether goodwill is fully recoverable from projected undiscounted net cash flows from earnings of the business acquired over the remaining amortization period. At December 31, 2000, goodwill is also recoverable from projected net cash flows from estimated earnings (including earnings on projected amounts of new business consistent with the Company's business plan), discounted at rates we believe are appropriate for the business. If we were to determine that changes in undiscounted projected cash flows no longer support the recoverability of goodwill over the remaining amortization period, we would reduce its carrying value with a corresponding charge to expense or shorten the amortization period. Cash flows considered in such an analysis are those of the business acquired, if separately identifiable, or the product line of the business acquired, if such earnings are not separately identifiable. During 2000, we recognized a special charge and reduced goodwill by $20.3 million, representing the difference between: (i) the carrying value of the net assets of the vendor services financing business; and (ii) the anticipated proceeds from the sale of such business, which was completed in the first quarter of 2001.

       Financial ratios

                                                                        2000       1999       1998       1997      1996
                                                                        ----       ----       ----       ----      ----
Book value per common share:
   As reported.........................................................$11.95     $15.50     $16.37     $16.45    $13.47
   Excluding accumulated other comprehensive income (loss) (a)......... 13.95      17.85      16.46      15.80     13.34

Ratio of earnings to fixed charges:
   As reported.........................................................   (f)       2.98x      3.30x      5.55x     4.85x
   Excluding interest expense on direct third party debt of
     Conseco Finance and investment borrowings (b).....................   (f)       5.27x      6.30x     13.00x     7.80x

Ratio of operating earnings to fixed charges (c):
     As reported.......................................................  1.26x      4.26x      4.89x      6.09x     4.73x
     Excluding interest expense on direct third party
       debt of Conseco Finance and investment borrowings (b)...........  1.84x      8.04x      9.98x     14.43x     7.60x

Ratio of earnings to fixed  charges,  preferred  dividends
     and distributions on Company-obligated mandatorily redeemable preferred securities of subsidiary trusts:
       As reported.....................................................   (g)       2.20x      2.47x      4.10x     3.74x
       Excluding interest expense on direct third party
         debt of Conseco Finance and investment borrowings (b).........   (g)       2.98x      3.55x      6.72x     5.11x

Ratio of  operating   earnings  to  fixed   charges,   preferred
     preferred securities of subsidiary distributions  on
     Company-obligated   mandatorily   redeemable  preferred securities
      of subsidiary trusts (c):
       As reported..............................................         1.09x      3.14x      3.66x      4.49x     3.65x
       Excluding interest expense on debt direct third party
         debt of Conseco Finance and investment borrowings (b).........  1.21x      4.55x      5.62x      7.45x     4.98x

Rating agency ratios (a) (d) (e):
   Corporate debt to total capital.....................................    40%        34%        34%        27%       18%
   Corporate debt and Company-obligated mandatorily redeemable
     preferred securities of subsidiary trusts to total capital........    60%        54%        53%        43%       28%


---------------
(a)  Excludes accumulated other comprehensive income (loss).

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

(c) Such ratios exclude the following items from earnings: (i) net investment gains (losses)(less that portion of amortization of cost of policies purchased and cost of policies produced and income taxes relating to such gains (losses)); (ii) the venture capital income (loss) related to our investment in TeleCorp; (iii) special items not related to the continuing operations of our businesses (including impairment charges to reduce the value of interest-only securities and servicing rights, special charges and the provision for losses related to loan guarantees); and (iv) the net income (loss) related to the major medical lines of business we intend to sell. Operating earnings are determined by adjusting GAAP net income for the above mentioned items. While these items may be significant components in understanding and assessing our consolidated financial performance, we believe that the presentation of operating earnings enhances the understanding of our results of operations by highlighting net income attributable to the normal, recurring operations of the business and by excluding events that materially distort trends in net income.

     These ratios are not intended to, and do not, represent the following ratios prepared in accordance with GAAP: the ratio of earnings to fixed charges; and the ratio of earnings to fixed charges, preferred dividends and distributions on Company-obligated mandatorily redeemable preferred securities of subsidiary trusts.




(d) Excludes direct debt of the finance segment used to fund finance receivables and investment borrowings of the insurance segment.

(e)  These ratios are calculated in a manner discussed with rating agencies.

(f) For such ratios, adjusted earnings were $1,361.8 million less than fixed charges. Adjusted earnings for the year ended December 31, 2000, included:
     (i) special and impairment charges of $1,215.0 million; and (ii) provision for losses related to loan guarantees of $231.5 million, as described in greater detail in the notes to the accompanying consolidated financial statements.

(g) For such ratios, adjusted earnings were $1,602.4 million less than fixed charges. Adjusted earnings for the year ended December 31, 2000, included:
     (i) special and impairment charges of $1,215.0 million; and (ii) provision for losses related to loan guarantees of $231.5 million, as described in greater detail in the notes to the accompanying consolidated financial statements.


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

       Only a small portion of our insurance liabilities have a time for contractual payment; the majority of such liabilities are payable upon occurrence of the insured event or upon surrender. Of our total insurance liabilities at December 31, 2000, approximately 19 percent could be surrendered by the policyholder without a penalty. Approximately 60 percent could be surrendered by the policyholder subject to penalty or the release of an insurance liability in excess of surrender benefits paid. The remaining 21 percent do not provide a surrender benefit.

       Approximately 45 percent of insurance liabilities were subject to interest rates that may be reset annually; 30 percent have a fixed explicit interest rate for the duration of the contract; 20 percent have credited rates which approximate the income earned by the Company; and the remainder have no explicit interest rate.

       Insurance liabilities for interest-sensitive products by credited rate (excluding interest rate bonuses for the first policy year only) at December 31, 2000 were as follows (dollars in millions):

       Below 4.00 percent.............................................................   $ 5,292.6  (a)
       4.00 percent - 4.50 percent....................................................     2,430.1
       4.50 percent - 5.00 percent....................................................     4,828.8
       5.00 percent - 5.50 percent....................................................     2,098.8
       5.50 percent and above.........................................................     1,472.9
                                                                                         ---------

             Total insurance liabilities on interest-sensitive products...............   $16,123.2
                                                                                         =========

--------------------
(a) Includes liabilities related to our equity-indexed annuity product of $2,642.5 million. The accumulation value of these annuities is credited with interest at an annual guaranteed minimum rate of 3 percent (or, including the effect of applicable sales loads, a 1.7 percent compound average interest rate over the term of the contract). These annuities provide for potentially higher returns based on a percentage of the change in the S&P 500 Index during each year of their term. We purchase S&P 500 Call Options in an effort to hedge increases to insurance liabilities resulting from increases in the S&P 500 Index.

       We believe that the diversity of our investment portfolio and the concentration of investments in high-quality, liquid securities provide sufficient liquidity to meet foreseeable cash requirements. At December 31, 2000, we held $.6 billion of cash and cash equivalents and $16.8 billion of publicly traded investment grade bonds. Although there is no present need or intent to dispose of such investments, our life insurance subsidiaries could readily liquidate portions of their investments, if such a need arose. In addition, investments could be used to facilitate borrowings under reverse-repurchase agreements or dollar-roll transactions. Such borrowings have been used by the life companies from time to time to increase their return on investments and to improve liquidity.

       Liquidity for finance operations

       Our finance operations require cash to originate finance receivables. Our primary sources of cash are: (i) the collection of receivable balances; (ii) proceeds from the issuance of debt, certificate of deposits and securitization of loans; and (iii) cash provided by operations. During the last six months of 2000, the finance segment significantly slowed the origination of finance receivables to enhance net interest margins, to reduce the amount of cash required for new loan originations, and to transfer cash to the parent company.

       The most significant source of liquidity for our finance operations has been our ability to finance the receivables we originate in the secondary markets through loan securitizations. Under certain securitization structures, we have provided a variety of credit enhancements, which have taken the form of corporate guarantees (although we have not provided such guarantees during the last six months of 2000), but have also included bank letters of credit, surety bonds, cash deposits and over-collateralization or other equivalent collateral. When choosing the appropriate structure for a securitization of loans, we analyze the cash flows unique to each transaction, as well as its marketability and projected economic value. The structure of each securitized transaction depends, to a great extent, on conditions in the fixed-income markets at the time the transaction is completed, as well as on cost considerations and the availability and effectiveness of the various enhancement methods.

       During 2000, we completed fourteen transactions, securitizing over $8.9 billion of finance receivables. We continue to be able to finance loans through:
(i) our warehouse and bank credit facilities; (ii) the sale of securities through securitization transactions; and (iii) whole-loan sales.

       The market for securities backed by receivables is a cost-effective source of funds. Conditions in the credit markets during the last several years resulted in less-attractive pricing of certain lower rated securities typically included in loan securitization transactions. As a result, we chose to hold rather than sell some of the securities in the securitization trusts, particularly securities having corporate guarantee provisions.

       Market conditions in the credit markets for loan securitizations and loan sales change from time to time. For example, during certain periods of 1999, the general levels of interest rates had increased on securities issued in securitizations, causing us to incur higher interest costs on securitizations completed during those periods. Changes in market conditions could affect the interest rate spreads we earn on the loans we originate and the cash provided by our finance operations. We adjust interest rates on our lending products to strive to maintain our targeted spread in the current interest rate environment.

       At December 31, 2000, we had $3.5 billion in master repurchase agreements, commercial paper conduit facilities and other facilities with various banking and investment banking firms for the purpose of financing our consumer and commercial finance loan production. These facilities typically provide financing of a certain percentage of the underlying collateral and are subject to the availability of eligible collateral and, in many cases, the willingness of the banking firms to continue to provide financing. Some of these agreements provide for annual terms which are extended either quarterly or semi-annually by mutual agreement of the parties for an additional annual term based upon receipt of updated quarterly financial information. At December 31, 2000, we had borrowed $1.8 billion of the $3.5 billion available under such agreements. The average interest rate incurred under such agreements during 2000 was 7.4 percent.

       We continually investigate and pursue alternative and supplementary methods to finance our lending operations. In late 1998, we began issuing certificates of deposit through our bank subsidiary. At December 31, 2000, we had $1,873.3 million of such deposits outstanding which are recorded as liabilities related to certificates of deposit. The average annual rate paid on these deposits was 6.7 percent during 2000.

       Our finance segment generated cash flows from operating activities of $472.9 million during 2000, compared to $624.0 million in 1999. Such cash flows include cash received from the securitization trusts of $311.4 million in 2000 and $618.3 million in 1999, representing distribution of excess interest and servicing fees.

       Although we plan to continue to finance the receivables we originate through loan securitizations subsequent to September 8, 1999, we will no longer structure future securitizations in a manner that results in gain-on-sale revenues. This change has not had any material effect on the amount or timing of cash flows we receive, but the change required us to classify certain activities differently on our cash flow statement (e.g., certain cash flows recorded as "operating cash flows" under the gain-on-sale method must be recorded as "investing activities" under the portfolio method and vice versa).

       Independent rating agencies, financial institutions, analysts and other interested parties monitor the leverage ratio of our finance segment. Such ratio (calculated, as discussed with independent rating agencies, as the ratio of debt to equity of our finance subsidiary calculated on a pro forma basis as if we had accounted for the securitizations of our finance receivables as financing transactions throughout the Company's history) was 21-to-1 at December 31, 2000 and 22-1 at December 31, 1999.

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

       During 2000, the Company restructured its bank credit facilities. The amended facilities include: (i) a $1.5 billion five year facility (the "$1.5 billion facility"); and (ii) other bank credit facilities due December 31, 2001 (the "near-term facilities"). The $1.5 billion facility is due December 31, 2003; however, subject to the absence of any default, the Company may further extend its maturity to March 31, 2005, provided that: (i) Conseco pays an extension fee of 3.5 percent of the amount extended; and (ii) cumulative principal payments of at least $150 million have been paid by September 30, 2002 and at least $300 million by September 30, 2003.

       The maturities of the direct debt of the parent company at December 31, 2000 (assuming the Company elects to extend the maturity date of $1.2 billion of bank debt) were as follows (dollars in millions):

              2001.........................................................    $1,221.2
              2002.........................................................       601.9
              2003.........................................................       463.5
              2004.........................................................       812.5
              2005.........................................................     1,450.0
              Thereafter...................................................       551.1
                                                                               --------

                    Total par value at December 31, 2000...................    $5,100.2
                                                                               ========

       In amending our bank credit facilities, we agreed to the manner in which the proceeds from asset sales and refinancing transactions would be used. Through December 31, 2000, the $1,005.6 million of proceeds from such transactions were used as follows: (i) $257.1 million was used to repay the notes payable due 2003; (ii) $131.5 million was used to repay the 7.875% notes due December 2000; (iii) $419.8 million was used to reduce the total borrowings under our near-term facilities; (iv) $81.9 million was transferred to a segregated cash account for the payment of debt; and (v) $115.3 million was added to the general cash balance of the Company. Additional amounts have been added to the segregated cash account for the payment of debt through March 1, 2001; its balance is now $402.3 million.

       Pursuant to the amendment of our bank credit facilities, we have agreed that any amounts received from asset sales or refinancing transactions occurring after December 31, 2000 (with certain exceptions), would be used as follows: (i) the first $13 million received may be retained by Conseco until we have cash on hand of $330 million; (ii) of the next $512 million received, $73 million would be used to reduce our near-term facilities and $439 million would be added to the segregated cash account for the payment of public debt maturing in 2001;
(iii) the next $200 million received would be added to the segregated cash account for the payment of debt maturing in 2001; (iv) the next available proceeds would be applied 80 percent to reduce our near-term facilities, with the remaining 20 percent retained by Conseco until we have cash on hand of $330 million, and then 100 percent to our near-term facilities until such facilities have been paid in full; and (v) any subsequent proceeds would be applied: (a) 50 percent to repay the $1.5 billion facility and to fund a segregated cash account to provide collateral for Conseco's guarantee related to the directors, officers and key employee stock purchase program (based on the relative balance due under each facility); and (b) the remaining 50 percent would be retained by Conseco. No assurance can be provided as to the timing, proceeds, or other terms related to any potential asset sale or financing transaction.

       During 2000, the Company amended an agreement with Lehman related to certain master repurchase agreements and a collateralized credit facility. Such amendment significantly reduced the restrictions on intercompany payments from Conseco Finance to Conseco as required by the previous agreement. In conjunction with the amendment, Conseco agreed to convert $750 million principal balance of its intercompany note due from Conseco Finance to $750 million stated value of Conseco Finance 9 percent redeemable cumulative preferred stock (the "intercompany preferred stock"). After such conversion and prepayments made during 2000, the intercompany note had a balance of $786.7 million.

       Pursuant to the amended agreement, Conseco Finance may make the following payments to Conseco: (i) interest on the intercompany note; (ii) payments for products and services provided by Conseco; and (iii) intercompany tax sharing payments. Conseco Finance may also make the following payments to Conseco provided the minimum liquidity requirements defined in the amended agreement are met and the cash payments are applied in the order summarized: (i) unpaid interest on the intercompany note; (ii) prepayments of principal on the intercompany note or repayments of any increase to the intercompany receivable balance; (iii) dividends on the intercompany preferred stock; (iv) redemption of the intercompany preferred stock; and (v) common stock dividends. The liquidity test of the amended agreement requires Conseco Finance to have minimum levels of liquidity immediately both before and after giving effect to such payments to Conseco. Liquidity, as defined, includes unrestricted cash and may include up to $150 million of liquidity available at Conseco Finance's bank subsidiaries and the aggregate amount available to be drawn under Conseco Finance's credit facilities (where applicable, based on eligible excess collateral pledged to the lender multiplied by the appropriate advance rate). The minimum liquidity must equal or exceed $250 million, plus: (i) 50 percent of cash up to $100 million generated by Conseco Finance subsequent to September 21, 2000; and (ii) 25 percent of cash generated by Conseco Finance in excess of $100 million, provided the total minimum cash liquidity shall not exceed $350 million and the cash generated by Conseco Finance (used in the calculation to increase the minimum) will exclude operating cash flows and the net proceeds received from certain asset sales and other events listed in the amended agreement (which are consistent with the courses of actions we have previously announced).

       The ability of our insurance subsidiaries to pay dividends is subject to state insurance department regulations. These regulations generally permit dividends to be paid from earned surplus of the insurance company for any 12-month period in amounts equal to the greater of (or in a few states, the lesser of): (i) net gain from operations for the prior year; or (ii) 10 percent of surplus as of the end of the preceding year. Any dividends in excess of these levels require the approval of the director or commissioner of the applicable state insurance department. After a deduction of $264.4 million of fees and interest paid to Conseco in 2000, the remaining statutory earnings of our insurance subsidiaries permit distributions to Conseco in 2001 of approximately $162.3 million without the permission of regulatory authorities. During 2000, our insurance subsidiaries paid dividends to Conseco totaling $178.0 million.

       The ratings assigned to Conseco's senior debt, trust preferred securities and commercial paper are important factors in determining the Company's ability to access the public capital markets for additional liquidity. Following our March 31, 2000, announcement that we planned to explore the sale of Conseco Finance and other events described in note 9 the accompanying consolidated financial statements entitled "Special Charges" and elsewhere herein, rating agencies lowered their ratings on Conseco's senior debt, trust preferred securities and commercial paper. As of November 7, 2000, the rating agencies had assigned the following ratings: (i) Standard & Poor's has assigned a "BB-" rating to Conseco's senior debt and a "B-" rating to trust preferred securities;
(ii) Fitch Rating Company has assigned a "BB-" rating to Conseco's senior debt and a "B" rating to trust preferred securities; and (iii) Moody's Investor Services has assigned a "B1" rating to Conseco's senior debt and a "caa" rating to trust preferred securities. These ratings make it difficult for the Company to issue additional securities in the public markets, although the Company does not believe additional issuances will be necessary in the near future.

       INFLATION

       Inflation does not have a significant effect on our balance sheet; we have minimal investments in property, equipment or inventories. To the extent that interest rates may change to reflect inflation or inflation expectations, there would be an effect on our balance sheet and operations. Lower interest rates experienced in periods prior to 1999 have increased the value of our investment in fixed maturities and may have increased the amount of new finance receivables originated. These lower rates may also have made it more difficult to issue new fixed rate annuities and may have accelerated prepayments of finance receivables. Rising interest rates experienced in 2000 decreased the value of our investments in fixed maturities and may have slowed the issuance of new finance receivables and the prepayment of existing finance receivables. Changes in interest rates can also affect the value of the finance receivables we hold.

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

       The profitability of many of our products depends on the spreads between the interest yield we earn on investments and the rates we credit on our insurance liabilities. In addition, changes in competition and other factors, including the impact of the level of surrenders and withdrawals, may limit our ability to adjust or to maintain crediting rates at levels necessary to avoid narrowing of spreads under certain market conditions. Approximately 45 percent of our insurance liabilities were subject to interest rates that may be reset annually; 30 percent have a fixed explicit interest rate for the duration of the contract; 20 percent have credited rates which approximate the income earned by the Company; and the remainder have no explicit interest rates. As of December 31, 2000, the average yield, computed on the cost basis of our investment portfolio, was 7.2 percent, and the average interest rate credited or accruing to our total insurance liabilities (excluding interest rate bonuses for the first policy year only and excluding the effect of credited rates attributable to variable or equity-indexed products) was 4.9 percent.

       We use computer models to simulate the cash flows expected from our existing insurance business under various interest rate scenarios. These simulations help us to measure the potential gain or loss in fair value of our interest rate- sensitive financial instruments. With such estimates, we seek to closely match the duration of our assets to the duration of our liabilities. When the estimated durations of assets and liabilities are similar, exposure to interest rate risk is minimized because a change in the value of assets should be largely offset by a change in the value of liabilities. At December 31, 2000, the adjusted modified duration of our fixed maturity securities and short-term investments was approximately 6.4 years and the duration of our insurance liabilities was approximately 6.5 years. We estimate that our fixed maturity securities and short-term investments (net of corresponding changes in the value of cost of policies purchased, cost of policies produced and insurance liabilities) would decline in fair value by approximately $590 million if interest rates were to increase by 10 percent from their December 31, 2000 levels. This compares to a decline in fair value of $605 million based on amounts and rates at December 31, 1999. The calculations involved in our computer simulations incorporate numerous assumptions, require significant estimates and assume an immediate change in interest rates without any management of the investment portfolio in reaction to such change. Consequently, potential changes in value of our financial instruments indicated by the simulations will likely be different from the actual changes experienced under given interest rate scenarios, and the differences may be material. Because we actively manage our investments and liabilities, our net exposure to interest rates can vary over time.

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

       Subsequent to September 8, 1999, we no longer structure the securitizations of the loans we originate in a manner that results in gain-on-sale revenues. Our new securitizations are being structured as secured borrowings. Prior to September 8, 1999, we retained interests in the finance receivables sold through investments in interest-only securities that are subordinated to the rights of other investors. Interest-only securities do not have a stated maturity or amortization period. The expected amount of the cash flow as well as the timing depends on the performance of the underlying collateral supporting each securitization. The actual cash flow of these instruments could vary substantially if performance is different from our assumptions. We develop assumptions to value these investments by analyzing past portfolio performance, current loan characteristics, current and expected market conditions and the expected effect of our actions to mitigate adverse performance. Assumptions used as of December 31, 2000, are summarized in the notes to the consolidated financial statements.

       We use computer models to simulate the cash flows expected from our interest-only securities under various interest rate scenarios. These simulations help us to measure the potential gain or loss in fair value of these financial instruments, including the effects of changes in interest rates on prepayments. We estimate that our interest-only securities would decline in fair value by approximately $30 million if interest rates were to decrease by 10 percent from their December 31, 2000 levels. This compares to a decline in fair value of $72.4 million based on amounts and rates at December 31, 1999. The calculations involved in our computer simulations incorporate numerous assumptions, require significant estimates and assume an immediate change in interest rates without any management of the interest-only securities in reaction to such change. Consequently, potential changes in value of our interest-only securities indicated by the simulations will likely be different from the actual changes experienced under given interest rate scenarios, and the differences may be material. See the note to the consolidated financial statement entitled "Finance Receivables and Interest-Only Securities" for a summary of the Key economic assumptions used to determine the estimated fair value of all of our retained interests in securitizations and the sensitivity of the current fair value of cash flows to immediate 10 percent and 20 percent changes in those assumptions.

       We estimate that our finance receivables (including both "finance receivables" and "finance receivables-securitized") would decline in fair value by approximately $308.8 million if interest rates were to increase by 10 percent from their December 31, 2000 levels. This compares to a decline in fair value of $128.8 million based on amounts and rates at December 31, 1999. The increase in the estimated decline corresponds with the increase to our finance receivable balances.

       Our finance receivables are primarily funded with the fixed rate asset-backed securities purchased by investors in our securitizations and floating-rate debt. Such borrowings included bank credit facilities, master repurchase agreements and the notes payable related to securitized finance receivables structured as collateralized borrowings ($9.8 billion of which was at fixed rates and $5.1 billion of which was at floating rates). Based on the interest rate exposure and prevalent rates at December 31, 2000, a relative 10 percent decrease in interest rates would increase the fair value of the finance segment's fixed-rate borrowed capital by approximately $244.9 million. The interest expense on this segment's floating-rate debt will fluctuate as prevailing interest rates change.

       Corporate

       We manage the ratio of borrowed capital to total capital and the portion of our outstanding capital subject to fixed and variable rates, taking into consideration the current interest rate environment and other market conditions. Our borrowed capital at December 31, 2000, included notes payable and Company-obligated mandatorily redeemable preferred securities of subsidiary trusts totaling $7.5 billion ($5.5 billion of which is at fixed rates and $2.0 billion of which is at floating rates). Based on the interest rate exposure and prevalent rates at December 31, 2000, a relative 10 percent decrease in interest rates would increase the fair value of our fixed-rate borrowed capital by approximately $38 million. This compares to a $47 million increase based on our borrowed capital and prevalent rates at December 31, 1999. Our interest expense on floating-rate debt will fluctuate as prevailing interest rates change.

       The fair value of our borrowed capital also varies with credit ratings and other conditions in the capital markets. Following the events that occurred during 2000 concerning plans to explore the sale of Conseco Finance and other events described elsewhere herein, the capital markets reacted by lowering the value of our publicly traded securities. In addition, the capital markets have also lowered the value of the securities issued in previous securitization transactions of Conseco Finance.


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

       ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.


                   Index to Consolidated Financial Statements

                                                                                                                       Page


Report of Independent Accountants.......................................................................................56

Consolidated Balance Sheet at December 31, 2000 and 1999................................................................57

Consolidated Statement of Operations for the years ended
    December 31, 2000, 1999 and 1998....................................................................................59

Consolidated Statement of Shareholders' Equity
    for the years ended December 31, 2000, 1999 and 1998................................................................60

Consolidated Statement of Cash Flows for the years ended
    December 31, 2000, 1999 and 1998....................................................................................63

Notes to Consolidated Financial Statements..............................................................................64



                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors
  and Shareholders of
  Conseco, Inc.


       In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, shareholders' equity and cash flows present fairly, in all material respects, the financial position of Conseco, Inc. and subsidiaries at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

       As discussed in note 1 to the consolidated financial statements, the Company adopted EITF Issue No. 99-20, "Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets" in 2000.



                                                /s/ PricewaterhouseCoopers LLP
                                                -------------------------------
                                                PricewaterhouseCoopers LLP


Indianapolis, Indiana
March 26, 2001


                         CONSECO, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                           December 31, 2000 and 1999
                              (Dollars in millions)


                                     ASSETS


                                                                                           2000              1999
                                                                                           ----              ----
Investments:
    Actively managed fixed maturities at fair value (amortized cost:
       2000 - $22,930.2; 1999 - $23,690.4).............................................  $21,755.1         $22,203.8
    Interest-only securities at fair value (amortized cost: 2000 - $431.2;
       1999 - $916.2)..................................................................      432.9             905.0
    Equity securities at fair value (cost: 2000 - $286.8; 1999 - $323.7)...............      248.3             312.7
    Mortgage loans.....................................................................    1,238.6           1,274.5
    Policy loans.......................................................................      647.2             664.1
    Venture capital investment in TeleCorp PCS, Inc.
       (cost: 2000 and 1999 - $53.2)...................................................      258.6             430.1
    Other invested assets .............................................................      436.9             641.4
                                                                                         ---------         ---------

          Total investments............................................................   25,017.6          26,431.6

Cash and cash equivalents:
    Held by the parent company.........................................................      294.0               1.9
    Held by the parent company for the payment of debt.................................       81.9               -
    Held by subsidiaries...............................................................    1,287.7           1,685.0
Accrued investment income..............................................................      467.1             436.0
Finance receivables....................................................................    3,865.0           5,104.1
Finance receivables - securitized......................................................   12,622.8           4,730.5
Cost of policies purchased.............................................................    1,954.8           2,258.5
Cost of policies produced..............................................................    2,480.5           2,087.4
Reinsurance receivables................................................................      669.4             728.6
Goodwill...............................................................................    3,800.8           3,927.8
Income tax assets......................................................................      647.2             209.8
Assets held in separate accounts and investment trust..................................    2,610.1           2,231.4
Cash held in segregated accounts for investors.........................................      551.3             853.0
Cash held in segregated accounts related to servicing agreements and
    securitization transactions........................................................      866.7             270.6
Other assets...........................................................................    1,372.3           1,229.7
                                                                                         ---------         ---------

          Total assets.................................................................  $58,589.2         $52,185.9
                                                                                         =========         =========



                            (continued on next page)









                   The accompanying notes are an integral part
                    of the consolidated financial statements.






                         CONSECO, INC. AND SUBSIDIARIES

                     CONSOLIDATED BALANCE SHEET (Continued)
                           December 31, 2000 and 1999
                              (Dollars in millions)


                      LIABILITIES AND SHAREHOLDERS' EQUITY


                                                                                            2000              1999
                                                                                            ----              ----
Liabilities:
    Liabilities for insurance and asset accumulation products:
       Interest-sensitive products.....................................................  $16,123.2         $17,322.4
       Traditional products............................................................    7,875.1           7,537.3
       Claims payable and other policyholder funds.....................................    1,026.1           1,042.3
       Liabilities related to separate accounts and investment trust...................    2,610.1           2,231.4
       Liabilities related to certificates of deposit..................................    1,873.3             870.5
    Investor payables..................................................................      551.3             853.0
    Other liabilities..................................................................    1,565.5           1,498.7
    Investment borrowings..............................................................      219.8             828.9
    Notes payable and commercial paper:
       Direct corporate obligations....................................................    5,055.0           4,624.2
       Direct finance obligations:
          Master repurchase agreements.................................................    1,802.4           1,620.9
          Credit facility collateralized by retained interests in securitizations......      590.0             499.0
          Other borrowings.............................................................      418.5             420.2
       Related to securitized finance receivables structured as collateralized
          borrowings...................................................................   12,100.6           4,641.8
                                                                                         ---------         ---------

            Total liabilities..........................................................   51,810.9          43,990.6
                                                                                         ---------         ---------

Minority interest:
    Company-obligated mandatorily redeemable preferred securities
       of subsidiary trusts............................................................    2,403.9           2,639.1

Shareholders' equity:
    Preferred stock....................................................................      486.8             478.4
    Common stock and additional paid-in capital (no par value, 1,000,000,000 shares authorized, shares issued and outstanding: 2000 - 325,318,457;
       1999 - 327,678,638).............................................................    2,911.8           2,987.1
    Accumulated other comprehensive loss...............................................     (651.0)           (771.6)
    Retained earnings..................................................................    1,626.8           2,862.3
                                                                                         ---------         ---------

            Total shareholders' equity.................................................    4,374.4           5,556.2
                                                                                         ---------         ---------

            Total liabilities and shareholders' equity.................................  $58,589.2         $52,185.9
                                                                                         =========         =========










                   The accompanying notes are an integral part
                    of the consolidated financial statements.



                         CONSECO, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF OPERATIONS
              for the years ended December 31, 2000, 1999 and 1998
                  (Dollars in millions, except per share data)

                                                                           2000              1999             1998
                                                                           ----              ----             ----
Revenues:
    Insurance policy income............................................ $ 4,220.3         $4,040.5          $3,948.8
    Net investment income..............................................   3,920.4          3,411.4           2,506.5
    Gain on sale of finance receivables................................       7.5            550.6             745.0
    Net investment gains (losses)......................................    (358.3)          (156.2)            208.2
    Fee revenue and other income.......................................     506.5            489.4             351.7
                                                                        ---------         --------          --------

            Total revenues.............................................   8,296.4          8,335.7           7,760.2
                                                                        ---------         --------          --------

Benefits and expenses:
    Insurance policy benefits..........................................   4,071.0          3,815.9           3,580.5
    Provision for losses...............................................     585.7            147.6              44.2
    Interest expense...................................................   1,453.1            561.7             440.5
    Amortization.......................................................     687.2            752.1             733.0
    Other operating costs and expenses.................................   1,646.2          1,353.2           1,218.9
    Special charges....................................................     699.3              -               148.0
    Impairment charges.................................................     515.7            554.3             549.4
                                                                        ---------         --------          --------

           Total benefits and expenses.................................   9,658.2          7,184.8           6,714.5
                                                                        ---------         --------          --------

           Income (loss) before income taxes, minority interest,
              extraordinary charge and cumulative effect of
              accounting change........................................  (1,361.8)         1,150.9           1,045.7

Income tax expense (benefit)...........................................    (376.2)           423.1             445.6
                                                                        ---------         --------          --------

           Income (loss) before minority interest, extraordinary
              charge and cumulative effect of accounting change........    (985.6)           727.8             600.1

Minority interest:
    Distributions on Company-obligated mandatorily redeemable
       preferred securities of subsidiary trusts, net of taxes.........     145.3            132.8              90.4
                                                                        ---------         --------          --------

           Income (loss) before extraordinary charge and
              cumulative effect of accounting change ..................  (1,130.9)           595.0             509.7

Extraordinary charge on extinguishment of
    debt, net of taxes.................................................       5.0              -                42.6
Cumulative effect of accounting change, net of taxes...................      55.3              -                 -
                                                                        ---------         --------          --------

           Net income (loss)...........................................  (1,191.2)           595.0             467.1

Preferred stock dividends..............................................      11.0              1.5               7.8
                                                                        ---------         --------          --------

           Net income (loss) applicable to common stock................ $(1,202.2)        $  593.5          $  459.3
                                                                        =========         ========          ========

Earnings per common share:
    Basic:
       Weighted average shares outstanding........................... 325,953,000      324,635,000       311,785,000
       Income (loss) before extraordinary charge and cumulative
         effect of accounting change ................................      $(3.51)           $1.83             $1.61
       Extraordinary charge on extinguishment of debt................        (.01)             -                (.14)
       Cumulative effect of accounting change........................        (.17)             -                  -
                                                                          -------            -----             -----

         Net income (loss)...........................................      $(3.69)           $1.83             $1.47
                                                                           ======            =====             =====

    Diluted:
       Weighted average shares outstanding........................... 325,953,000      332,893,000       332,701,000
       Income (loss) before extraordinary charge and cumulative
         effect of accounting change.................................      $(3.51)           $1.79             $1.53
       Extraordinary charge on extinguishment of debt ...............        (.01)             -                (.13)
       Cumulative effect of accounting change........................        (.17)             -                 -
                                                                           ------            -----             -----

         Net income (loss)...........................................      $(3.69)           $1.79             $1.40
                                                                           ======            =====             =====



                   The accompanying notes are an integral part
                    of the consolidated financial statements.


                         CONSECO, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
              for the years ended December 31, 2000, 1999 and 1998
                              (Dollars in millions)

                                                                                   Common stock     Accumulated other
                                                                       Preferred  and additional      comprehensive   Retained
                                                              Total      stock    paid-in capital     income (loss)   earnings
                                                              -----      -----    ---------------     -------------   --------

Balance, January 1, 1998 .................................  $5,213.9    $115.8       $2,619.8           $ 200.6        $2,277.7

Comprehensive income, net of tax:
   Net income.............................................     467.1       -             -                 -              467.1
   Change in unrealized depreciation of investments
     (net of applicable income tax benefit of $124.7).....    (229.0)      -             -               (229.0)            -
                                                            --------

         Total comprehensive income.......................     238.1

   Conversion of preferred stock into common shares.......       -       (10.3)          10.3               -               -
   Issuance of common shares for stock options and for
     employee benefit plans...............................     158.1        -           158.1               -               -
   Tax benefit related to issuance of shares under
     stock option plans...................................      63.1        -            63.1               -               -
   Conversion of convertible debentures into
     common shares........................................      67.4        -            67.4               -               -
   Issuance of warrants in conjunction with
     financing transaction................................       7.7        -             7.7               -               -
   Cost of shares acquired................................    (308.4)       -          (189.9)              -            (118.5)
   Dividends on preferred stock...........................      (7.8)       -             -                 -              (7.8)
   Dividends on common stock..............................    (158.5)       -             -                 -            (158.5)
                                                            --------    ------       --------           -------       ---------

Balance, December 31, 1998................................  $5,273.6    $105.5       $2,736.5           $ (28.4)       $2,460.0



                          (continued on following page)




















                   The accompanying notes are an integral part
                 part of the consolidated financial statements.





                         CONSECO, INC. AND SUBSIDIARIES

            CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY, continued
              for the years ended December 31, 2000, 1999 and 1998
                              (Dollars in millions)


                                                                                   Common stock     Accumulated other
                                                                       Preferred  and additional      comprehensive   Retained
                                                              Total      stock    paid-in capital     income (loss)   earnings
                                                              -----      -----    ---------------     -------------   --------

Balance, December 31, 1998 (carried forward
   from prior page).......................................  $5,273.6     $105.5      $2,736.5          $  (28.4)      $2,460.0

   Comprehensive loss, net of tax:
     Net income...........................................     595.0                                                     595.0
     Change in unrealized depreciation
       of investments (net of applicable income tax
       benefit of $427.4).................................    (743.2)       -             -              (743.2)           -
                                                            --------

         Total comprehensive loss.........................    (148.2)

   Issuance of common shares..............................     209.6        -           209.6               -              -
   Issuance of convertible preferred shares...............     478.4      478.4           -                 -
   Tax benefit related to issuance of shares under
     stock option plans...................................      25.0        -            25.0               -              -
   Conversion of preferred stock into common
     shares...............................................       -       (105.5)        105.5               -              -
   Cost of shares acquired................................     (89.5)       -           (89.5)              -              -
   Dividends on preferred stock...........................      (1.5)       -             -                 -             (1.5)
   Dividends on common stock..............................    (191.2)       -             -                 -           (191.2)
                                                            --------    -------      --------           -------       --------

Balance, December 31, 1999................................  $5,556.2    $ 478.4      $2,987.1           $(771.6)      $2,862.3


                          (continued on following page)





















                   The accompanying notes are an integral part
                    of the consolidated financial statements.



                         CONSECO, INC. AND SUBSIDIARIES

            CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY, continued
              for the years ended December 31, 2000, 1999 and 1998
                              (Dollars in millions)


                                                                                   Common stock     Accumulated other
                                                                       Preferred  and additional      comprehensive   Retained
                                                              Total      stock    paid-in capital     income (loss)   earnings
                                                              -----      -----    ---------------     -------------   --------
Balance, December 31, 1999 (carried forward
   from prior page).......................................$ 5,556.2      $478.4      $2,987.1          $(771.6)     $ 2,862.3

   Comprehensive loss, net of tax:
     Net loss............................................. (1,191.2)         -             -                -        (1,191.2)
     Change in unrealized depreciation
       of investments (net of applicable income tax
       expense of $72.0)..................................    120.6          -             -             120.6             -
                                                          ---------

         Total comprehensive loss......................... (1,070.6)

   Issuance of common shares for stock options and for
     employee benefit plans...............................      6.6          -            6.6               -              -
   Issuance of convertible preferred shares...............      8.4         8.4            -                -              -
   Issuance of warrants...................................     21.0          -           21.0               -              -
   Settlement of forward contract.........................    (90.5)         -          (90.5)              -              -
   Cost of shares acquired................................    (12.4)         -          (12.4)              -              -
   Dividends on preferred stock...........................    (11.0)         -             -                -           (11.0)
   Dividends on common stock..............................    (33.3)         -             -                -           (33.3)
                                                          ---------      ------       -------          -------      ---------

Balance, December 31, 2000................................$ 4,374.4      $486.8      $2,911.8          $(651.0)     $ 1,626.8
                                                          =========      ======      ========          =======      =========


























                   The accompanying notes are an integral part
                    of the consolidated financial statements.



                         CONSECO, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS
              for the years ended December 31, 2000, 1999 and 1998
                             (Dollars in millions)

                                                                                             2000          1999         1998
                                                                                             ----          ----         ----
Cash flows from operating activities:
   Insurance policy income.............................................................  $  3,886.6     $  3,635.4   $  3,378.5
   Net investment income...............................................................     4,169.9        3,090.7      2,658.3
   Points and origination fees.........................................................         -            390.0        298.3
   Fee revenue and other income........................................................       522.1          499.9        371.6
   Insurance policy benefits...........................................................    (3,197.6)      (2,894.5)    (2,932.4)
   Interest expense....................................................................    (1,331.6)        (533.6)      (453.6)
   Policy acquisition costs............................................................      (794.2)        (819.4)      (790.3)
   Special charges.....................................................................      (216.3)         (20.9)       (93.7)
   Other operating costs...............................................................    (1,792.0)      (1,306.3)    (1,161.4)
   Taxes...............................................................................       (41.6)        (252.7)      (295.7)
                                                                                         -----------    ----------   ----------

       Net cash provided by operating activities.......................................     1,205.3        1,788.6        979.6
                                                                                         ----------     ----------   ----------

Cash flows from investing activities:
   Sales of investments................................................................     6,987.5       15,811.6     30,708.4
   Maturities and redemptions of investments...........................................       825.5        1,056.8      1,541.2
   Purchases of investments............................................................    (7,952.6)     (18,957.4)   (32,040.0)
   Cash received from the sale of finance receivables, net of expenses.................     2,501.2        9,516.6     13,303.6
   Principal payments received on finance receivables..................................     8,490.1        7,402.4      6,065.9
   Finance receivables originated......................................................   (18,515.9)     (24,650.5)   (21,261.6)
   Other...............................................................................      (165.2)          36.8        (78.2)
                                                                                         ----------     ----------   ----------

       Net cash used by investing activities ..........................................    (7,829.4)      (9,783.7)    (1,760.7)
                                                                                         ----------     ----------   ----------

Cash flows from financing activities:
   Amounts received for deposit products...............................................     4,966.7        3,935.0      3,127.4
   Withdrawals from deposit products...................................................    (4,545.9)      (3,029.6)    (2,763.2)
   Issuance of notes payable and commercial paper......................................    22,548.9       21,219.7     16,630.9
   Payments on notes payable and commercial paper......................................   (14,416.2)     (14,657.5)   (15,522.5)
   Change in cash held in restricted accounts for settlement of borrowings.............      (689.7)         (76.8)         -
   Investment borrowings...............................................................      (609.1)        (127.3)      (433.3)
   Issuance of Company-obligated mandatorily redeemable preferred securities of
     subsidiary trusts.................................................................         -            534.3        710.8
   Repurchase of Company-obligated mandatorily redeemable preferred
     securities of subsidiary trusts...................................................      (250.0)           -            -
   Issuance of common and convertible preferred shares.................................          .8          588.4        121.3
   Payments for settlement of forward contract and to repurchase equity securities.....      (102.6)         (29.5)      (257.4)
   Dividends and distributions on Company-obligated mandatorily redeemable
     preferred securities of subsidiary trusts.........................................      (302.1)        (379.4)      (282.9)
                                                                                         ----------     ----------   ----------

       Net cash provided by financing activities.......................................     6,600.8        7,977.3      1,331.1
                                                                                         ----------     ----------   ----------

       Net increase (decrease) in cash and cash equivalents............................       (23.3)         (17.8)       550.0

Cash and cash equivalents, beginning of year...........................................     1,686.9        1,704.7      1,154.7
                                                                                         ----------     ----------   ----------

Cash and cash equivalents, end of year.................................................  $  1,663.6     $  1,686.9   $  1,704.7
                                                                                         ==========     ==========   ==========




                   The accompanying notes are an integral part
                    of the consolidated financial statements.

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           --------------------------


       1. DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES:

       Description of Business

       Conseco, Inc. ("we", "Conseco" or the "Company") is a financial services holding company with subsidiaries operating throughout the United States. Our insurance subsidiaries develop, market and administer supplemental health insurance, annuity, individual life insurance and other insurance products. Our finance subsidiaries originate, securitize and service manufactured housing, home equity, retail credit and floorplan loans. Conseco's operating strategy is to grow its business by focusing its resources on the development and expansion of profitable products and strong distribution channels, to seek to achieve superior investment returns through active asset management and to control expenses.

       During 2000, we announced several courses of action with respect to Conseco Finance Corp. ("Conseco Finance", formerly Green Tree Financial Corporation prior to its name change in November 1999), a wholly owned subsidiary of Conseco, as well as our intent to sell our individual and group major medical insurance lines and certain non-strategic assets held at the parent company level. These actions are designed to reduce parent company debt over time and are an integral part of the restructuring of the bank debt which occurred during the third quarter of 2000. The actions with respect to Conseco Finance include: (i) the sale, closing or runoff of five units (i.e., asset-based lending, vendor leasing, bankcards, transportation and park construction); (ii) efforts to better utilize existing assets so as to increase cash; and (iii) cost savings and restructuring of ongoing businesses such as the streamlining of loan origination operations in the manufactured housing and home equity lending divisions. The actions with respect to the sale of certain non-strategic assets include the sales of our investment in the wireless communication company, TeleCorp PCS Inc. ("TeleCorp"), our interest in the riverboat casino in Lawrenceberg, Indiana, and our subprime auto loan portfolio. These actions had a significant effect on the Company's operating results during 2000.

       Several elements of the plans we previously announced have already been completed:

       (i)   We completed the restructuring of the operations of Conseco
             Finance;

       (ii)  We completed the restructuring of our bank debt;

       (iii) We have made significant progress in achieving our asset liquidation and monetization transaction goals. Through December 31, 2000, we have completed transactions which generated cash proceeds in excess of $1.0 billion including the sale of our subprime auto, asset-based, bankcard and transportation lending businesses;

       (iv) On November 7, 2000, A.M. Best upgraded the financial liquidation ratings of our principal life insurance subsidiaries to A- (Excellent) from B++ (Very Good). The return of these ratings to A- (Excellent) satisfies a covenant in the amended bank credit facilities, well before the required date of March 31, 2001;

       (v) On January 31, 2001, we completed the sale of the vendor leasing business of Conseco Finance, generating cash proceeds of approximately $180 million; and

       (vi) On February 22, 2001, we completed the sale of our interest in the Argosy Riverboat Casino in Lawrenceberg, Indiana, generating cash proceeds of $260 million.

       Basis of Presentation

       The following summary explains the significant accounting policies we use to prepare our financial statements. We prepare our financial statements in accordance with generally accepted accounting principles ("GAAP"). We follow the accounting standards established by the Financial Accounting Standards Board ("FASB"), the American Institute of Certified Public Accountants and the Securities and Exchange Commission.

       Consolidation issues. The consolidated financial statements give retroactive effect to the merger (the "Merger") with Conseco Finance on June 30, 1998, in a transaction accounted for as a pooling of interests (see note 2, "Acquisitions"). The pooling of interests method of accounting requires the restatement of all periods presented as if Conseco and Conseco Finance had always been combined. The consolidated statement of shareholders' equity therefore reflects the accounts of

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           --------------------------


the Company as if additional shares of Conseco common stock issued in the Merger had been outstanding during all periods presented. We have eliminated intercompany transactions prior to the Merger and we have made certain reclassifications to Conseco Finance's financial statements to conform to Conseco's presentations. See note 2 for additional discussion of the Merger.

       Our consolidated financial statements exclude the results of material transactions between us and our consolidated affiliates, or among our consolidated affiliates. We reclassified certain amounts in our 1999 and 1998 consolidated financial statements and notes to conform with the 2000 presentation. These reclassifications have no effect on net income or shareholders' equity.

       Investments

       Fixed maturities are securities that mature more than one year after issuance and include bonds, certain notes receivable and redeemable preferred stock. Fixed maturities that we may sell prior to maturity are classified as actively managed and are carried at estimated fair value, with any unrealized gain or loss, net of tax and related adjustments, recorded as a component of shareholders' equity. Fixed maturity securities that we intend to sell in the near term are classified as trading and included in other invested assets. We include any unrealized gain or loss on trading securities in net investment gains.

       Interest-only securities represent the right to receive certain future cash flows from securitization transactions structured prior to our September 8, 1999 announcement (see "Revenue Recognition for Sales of Finance Receivables and Amortization of Servicing Rights" below). Such cash flows generally are equal to the value of the principal and interest to be collected on the underlying financial contracts of each securitization in excess of the sum of the principal and interest to be paid on the securities sold and contractual servicing fees. We carry interest-only securities at estimated fair value. We determine fair value by discounting the projected cash flows over the expected life of the receivables sold using current prepayment, default, loss and interest rate assumptions. Estimates for prepayments, defaults, and losses for manufactured housing loans are determined based on a macroeconomic model developed by the Company with the assistance of outside experts and refined to reflect Company-specific experience and trends. We record any unrealized gain or loss determined to be temporary, net of tax, as a component of shareholders' equity. With the adoption of EITF Issue No. 99-20, "Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets" ("EITF 99-20") on July 1, 2000, declines in value are considered to be other than temporary when: (i) the fair value of the security is less than its carrying value; and (ii) the timing and/or amount of cash expected to be received from the security has changed adversely from the previous valuation which determined the carrying value of the security. When declines in value considered to be other than temporary occur, we reduce the amortized cost to estimated fair value and recognize a loss in the statement of operations. The assumptions used to determine new values are based on our internal evaluations and consultation with external advisors having significant experience in valuing these securities. See note 4 for additional discussion of gain on sale of receivables and interest-only securities.

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

       Venture capital investment in TeleCorp was made by our subsidiary which engages in venture capital investment activity. TeleCorp is a company in the wireless communication business. Our investment in TeleCorp is carried at estimated fair value, with changes in fair value recognized as investment income. Since there are restrictions in our ability to sell this investment, we adjust the quoted market price to produce an estimate of the attainable fair value.

       At December 31, 2000, we held 17.2 million common shares of TeleCorp. The market values of many companies in TeleCorp's business sector have been subject to volatility in recent periods. We recognized venture capital investment

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           --------------------------


income (loss) of $(199.5) million in 2000 and $354.8 million in 1999, primarily related to this investment.

       Other invested assets include: (i) trading securities; (ii) Standard & Poor's 500 Call Options ("S&P 500 Call Options"); and (iii) certain non-traditional investments. We carry the S&P 500 Call Options at estimated fair value as further described below under "Standard & Poor's 500 Index Call Options and Interest Rate Swap Agreements". Non- traditional investments include investments in certain limited partnerships, mineral rights and promissory notes; we account for them using either the cost method, or for investments in partnerships over whose operations the Company exercises significant influence, the equity method.

       We defer any fees received or costs incurred when we originate investments. We amortize fees, costs, discounts and premiums as yield adjustments over the contractual lives of the investments. We consider anticipated prepayments on mortgage-backed securities in determining estimated future yields on such securities.

       When we sell a security (other than trading securities, venture capital investments or S&P 500 Call Options), we report the difference between the sale proceeds and amortized cost (determined based on specific identification) as an investment gain or loss.

       We regularly evaluate all of our investments based on current economic conditions, credit loss experience and other investee-specific developments. If there is a decline in a security's net realizable value that is other than temporary, we treat it as a realized loss and reduce the cost basis of the security to its estimated fair value.

       Cash and Cash Equivalents

       Cash and cash equivalents include commercial paper, invested cash and other investments purchased with original maturities of less than three months. We carry them at amortized cost, which approximates estimated fair value.

       Finance Receivables

       Finance receivables include manufactured housing, home equity, home improvement, retail credit and floorplan loans. We carry finance receivables at amortized cost, net of an allowance for credit losses.

       We defer fees received and costs incurred when we originate finance receivables. We amortize deferred fees, costs, discounts and premiums over the estimated lives of the receivables. We include such deferred fees or costs in the amortized cost of finance receivables.

       We generally stop accruing investment income on finance receivables after three consecutive months of contractual delinquency.

       Finance receivables transferred to securitization trusts in transactions structured as securitized borrowings are classified as finance receivables - securitized. These receivables are held as collateral for the notes issued to investors in the securitization trusts. Finance receivables held by us that have not been securitized are classified as finance receivables.

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

       In addition, during 1999 and 2000, we established a provision for losses related to our guarantees of bank loans and the related interest loans to approximately 160 current and former directors, officers and key employees for the purchase of

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           --------------------------


Conseco common stock (see note 8 for additional information on this provision).

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

       When we realize a gain or loss on investments backing our universal life or investment-type products, we adjust the amortization to reflect the change in estimated gross profits from the products due to the gain or loss realized and the effect of the event on future investment yields. We also adjust the cost of policies produced for the change in amortization that would have been recorded if actively managed fixed maturity securities had been sold at their stated aggregate fair value and the proceeds reinvested at current yields. We include the impact of this adjustment in accumulated other comprehensive income (loss) within shareholders' equity.

       When we replace an existing insurance contract with another insurance contract with substantially different terms, all unamortized cost of policies produced related to the replaced contract is immediately written off. When we replace an existing insurance contract with another insurance contract with substantially similar terms, we continue to defer the cost of policies produced associated with the replaced contract. Such costs related to the replaced contracts which continue to be deferred were $5.6 million, $8.6 million and $9.1 million in 2000, 1999 and 1998, respectively.

       Each year, we evaluate the recoverability of the unamortized balance of the cost of policies produced. We consider estimated future gross profits or future premiums, expected mortality or morbidity, interest earned and credited rates, persistency and expenses in determining whether the balance is recoverable. If we determine a portion of the unamortized balance is not recoverable, it is charged to amortization expense.

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

       The discount rate we use to determine the value of the cost of policies purchased is the rate of return we need to earn in order to invest in the business being acquired. In determining this required rate of return, we consider many factors including: (i) the magnitude of the risks associated with each of the actuarial assumptions used in determining expected future cash flows; (ii) the cost of our capital required to fund the acquisition; (iii) the likelihood of changes in projected future cash flows that might occur if there are changes in insurance regulations and tax laws; (iv) the acquired company's compatibility with other Conseco activities that may favorably affect future cash flows; (v) the complexity of the acquired company; and (vi) recent prices (i.e., discount rates used in determining valuations) paid by others to acquire similar blocks of business.

       Goodwill

       Goodwill is the excess of the amount we paid to acquire a company over the fair value of its net assets. Our analysis of acquired businesses indicates that the anticipated ongoing cash flows from the earnings of the purchased businesses extend beyond the maximum 40-year period allowed for goodwill amortization. Accordingly, we amortize goodwill on the straight-line basis generally over a 40-year period. The total accumulated amortization of goodwill was $503.7 million and $391.2 million at December 31, 2000 and 1999, respectively. We continually monitor the value of our goodwill based on our estimates of future earnings. We determine whether goodwill is fully recoverable from projected undiscounted net cash flows from earnings of the subsidiaries over the remaining amortization period. At December 31, 2000, goodwill is also recoverable from projected net cash flows from estimated earnings (including earnings on projected amounts of new

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           --------------------------


business consistent with the Company's business plan), discounted at rates we believe are appropriate for the business. If we were to determine that changes in undiscounted projected cash flows no longer support the recoverability of goodwill over the remaining amortization period, we would reduce its carrying value with a corresponding charge to expense or shorten the amortization period. Cash flows considered in such an analysis are those of the business acquired, if separately identifiable, or the product line that acquired the business, if such earnings are not separately identifiable. See note 9 regarding the reduction in goodwill related to the sale of the vendor services financing business.

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

       Liabilities Related to Certificates of Deposit

       These liabilities relate to the certificates of deposits issued by our bank subsidiary. The liability and interest expense account are also increased for the interest which accrues on the deposits. The weighted average interest crediting rate on these deposits was 6.7 percent and 5.8 percent during 2000 and 1999, respectively.

       Reinsurance

       In the normal course of business, we seek to limit our exposure to loss on any single insured or to certain groups of policies by ceding reinsurance to other insurance enterprises. We currently retain no more than $.8 million of mortality risk on any one policy. We diversify the risk of reinsurance loss by using a number of reinsurers that have strong claims-paying ratings. If any reinsurer could not meet its obligations, the Company would assume the liability. The likelihood of a material loss being incurred as a result of the failure of one of our reinsurers is considered remote. The cost of reinsurance is recognized over the life of the reinsured policies using assumptions consistent with those used to account for the underlying policy. The cost of reinsurance ceded totaled $248.3 million, $418.6 million and $541.3 million in 2000, 1999 and 1998, respectively. A receivable is recorded for the reinsured portion of insurance policy benefits paid and liabilities for insurance products. Reinsurance recoveries netted against insurance policy benefits totaled $283.2 million, $392.0 million and $484.3 million in 2000, 1999 and 1998, respectively.

       From time-to-time, we assume insurance from other companies. Any costs associated with the assumption of insurance are amortized consistent with the method used to amortize the cost of policies produced described above. Reinsurance premiums assumed totaled $305.4 million, $547.8 million and $316.0 million in 2000, 1999 and 1998 respectively.

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           --------------------------


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

       Investment Borrowings

       As part of our investment strategy, we may enter into reverse repurchase agreements and dollar-roll transactions to increase our investment return or to improve our liquidity. We account for these transactions as collateral borrowings, where the amount borrowed is equal to the sales price of the underlying securities. Reverse repurchase agreements involve a sale of securities and an agreement to repurchase the same securities at a later date at an agreed-upon price. Dollar rolls are similar to reverse repurchase agreements except that, with dollar rolls, the repurchase involves securities that are only substantially the same as the securities sold. Such borrowings averaged $324.4 million during 2000 and $1,081.1 million during 1999. These borrowings were collateralized by investment securities with fair values approximately equal to the loan value. The weighted average interest rate on short-term collateralized borrowings was 5.7 percent and 5.4 percent in 2000 and 1999, respectively. The primary risk associated with short-term collateralized borrowings is that a counterparty will be unable to perform under the terms of the contract. Our exposure is limited to the excess of the net replacement cost of the securities over the value of the short-term investments (such excess was not material at December 31, 2000). We believe the counterparties to our reverse repurchase and dollar-roll agreements are financially responsible and that the counterparty risk is minimal.

       Use of Estimates

       When we prepare financial statements in conformity with GAAP, we are required to make estimates and assumptions that significantly affect various reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting periods. For example, we use significant estimates and assumptions in calculating values for the cost of policies produced, the cost of policies purchased, interest-only securities, certain investments, servicing rights, goodwill, liabilities for insurance and asset accumulation products, liabilities related to litigation, guaranty fund assessment accruals, liabilities related to guarantees of securitized debt issued in conjunction with certain sales of finance receivables and liabilities related to guarantees of bank loans and the related interest loans to certain current and former directors, officers and key employees, gain on sale of finance receivables, allowance for credit losses on finance receivables and deferred income taxes. If our future experience differs materially from these estimates and assumptions, our financial statements could be affected.

       Standard & Poor's 500 Index Call Options and Interest Rate Swap
Agreements

       Our equity-indexed annuity products provide a guaranteed base rate of return and a higher potential return linked to the performance of the Standard & Poor's 500 Index ("S&P 500 Index"). We buy S&P 500 Call Options in an effort to hedge potential increases to policyholder benefits resulting from increases in the S&P 500 Index to which the product's return is linked. We include the cost of the S&P 500 Call Options in the pricing of these products. Policyholder account balances for these annuities fluctuate in relation to changes in the values of these options. We reflect changes in the value of these options in net investment income. During 2000, 1999 and 1998, net investment income included $12.9 million, $142.3 million and $103.9 million, respectively, related to these changes. Such investment income was substantially offset by increases to policyholder account balances. The value of the S&P 500 Call Options was $30.4 million and $129.2 million at December 31, 2000 and 1999, respectively. We classify such instruments as other invested assets. We defer the premiums paid to purchase the S&P 500 Call Options and amortize them to investment income over their terms. Such amortization was $123.9 million, $96.3 million and $52.0 million during 2000, 1999 and 1998, respectively. The unamortized premium of the S&P 500 Call Options was $63.0 million and $59.5 million at December 31, 2000 and 1999, respectively.

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           --------------------------


       If the counterparties for the S&P 500 Call Options of these financial instruments fail to meet their obligations, Conseco may have to recognize a loss. Conseco limits its exposure to such a loss by diversifying among several counterparties believed to be strong and creditworthy. At December 31, 2000, all of the counterparties were rated "A" or higher by Standard & Poor's Corporation.

       In the past, we have used interest-rate swaps to hedge the interest rate risk associated with our borrowed capital. These agreements were terminated during 2000. We realized a net investment loss of $38.6 million (net of an income tax benefit of $20.6 million) related to such terminations during 2000.

       Revenue Recognition for Sales of Finance Receivables and Amortization of Servicing Rights

       Subsequent to September 8, 1999, we are using the portfolio method (the accounting method required for securitizations which are now structured as secured borrowings) to account for securitization transactions. Our securitizations are now structured in a manner that requires them to be accounted for under the portfolio method, whereby the loans and securitization debt remain on our balance sheet, pursuant to Financial Accounting Standards Board Statement No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities" ("SFAS 125").

       For securitizations structured prior to September 8, 1999, we accounted for the transfer of finance receivables as sales in accordance with SFAS 125. In applying SFAS 125 to our securitized sales, we recognized a gain, representing the difference between the proceeds from the sale (net of related sale costs) and the carrying value of the component of the finance receivable sold. We determined such carrying amount by allocating the carrying value of the finance receivables between the portion we sold and the interests we retained (generally interest-only securities, servicing rights and, in some instances, other securities), based on each portion's relative fair values on the date of the sale.

       During 1999 and 1998, the Company sold $9.7 billion and $13.4 billion, respectively, of finance receivables in securitizations structured as sales and recognized gains of $550.6 million and $745.0 million, respectively. The gains recognized were dependent in part on the previous carrying amount of the finance receivables included in the securitization transactions, allocated between the assets sold and our retained interests based on their relative fair value at the date of transfer. To obtain fair values, quoted market prices were used if available. However, quotes were generally not available for retained interests, so we estimated the fair values based on the present value of future expected cash flows using our best estimates of the key assumptions - credit losses, prepayment speeds, forward yield curves, and discount rates commensurate with the risks involved.

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

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           --------------------------


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

       Venture capital investment in TeleCorp. We carry this investment at estimated fair value based on quoted market prices adjusted to produce an estimate of attainable fair value due to the restrictions on our ability to sell this investment.

       Cash and cash equivalents. The carrying amount for these instruments approximates their estimated fair value.

       Mortgage loans and policy loans. We discount future expected cash flows for loans included in our investment portfolio based on interest rates currently being offered for similar loans to borrowers with similar credit ratings. We aggregate loans with similar characteristics in our calculations. The market value of policy loans approximates their carrying value.

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

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           --------------------------


       Here are the estimated fair values of our financial instruments:


                                                                        2000                             1999
                                                              -------------------------        ------------------------
                                                               Carrying            Fair        Carrying           Fair
                                                                Amount            Value         Amount            Value
                                                                ------            -----         ------            -----
                                                                                 (Dollars in millions)
Financial assets:
   Actively managed fixed maturities.......................... $21,755.1        $21,755.1       $22,203.8       $22,203.8
   Interest-only securities...................................     432.9            432.9           905.0           905.0
   Equity securities .........................................     248.3            248.3           312.7           312.7
   Mortgage loans.............................................   1,238.6          1,197.7         1,274.5         1,188.0
   Policy loans...............................................     647.2            647.2           664.1           664.1
   Venture capital investment in TeleCorp.....................     258.6            258.6           430.1           430.1
   Other invested assets......................................     436.9            626.9           641.4           917.4
   Cash and cash equivalents..................................   1,663.6          1,663.6         1,686.9         1,686.9
   Finance receivables (including finance
     receivables-securitized).................................  16,487.8         17,108.7         9,834.6        10,183.0

Financial liabilities:
   Insurance liabilities for interest-sensitive products (1)..  16,123.2         16,123.2        17,322.4        17,322.4
   Liabilities related to certificates of deposit.............   1,873.3          1,873.3           870.5           870.5
   Investment borrowings......................................     219.8            219.8           828.9           828.9
   Notes payable and commercial paper:
     Corporate................................................   5,055.0          4,394.9         4,624.2         4,573.5
     Finance..................................................   2,810.9          2,734.0         2,540.1         2,539.3
     Related to securitized finance receivables structured
       as collateralized borrowings...........................  12,100.6         12,323.8         4,641.8         4,636.8
   Company-obligated mandatorily redeemable
     preferred securities of subsidiary trusts................   2,403.9          1,290.3         2,639.1         2,135.3

--------------------

(1) The estimated fair value of the liabilities for interest-sensitive products was approximately equal to its carrying value at December 31, 2000 and 1999. This was because interest rates credited on the vast majority of account balances approximate current rates paid on similar products and because these rates are not generally guaranteed beyond one year. We are not required to disclose fair values for insurance liabilities, other than those for interest-sensitive products. However, we take into consideration the estimated fair values of all insurance liabilities in our overall management of interest rate risk. We attempt to minimize exposure to changing interest rates by matching investment maturities with amounts due under insurance contracts.

       Cumulative Effect of Accounting Change

       During the third quarter of 2000, the Emerging Issues Task Force of the Financial Accounting Standards Board issued EITF 99-20, a new accounting requirement for the recognition of impairment on interest-only securities and other retained beneficial interests in securitized finance assets.

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

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           --------------------------


       We adopted the new accounting rule on July 1, 2000. The cumulative effect of the accounting change for periods prior to July 1, 2000 was a decrease to net income of $55.3 million (net of an income tax benefit of $29.9 million), or $.17 per diluted share. The cumulative effect of the accounting change includes: (i) $45.5 million (net of an income tax benefit of $24.7 million) related to interest-only securities; and (ii) $9.8 million (net of an income tax benefit of $5.2 million) related to other retained beneficial interests in securitized financial assets held by our insurance segment.

       Impairment Charge

       During 2000, actual default and loss trends were worse than our previous estimates. In light of these trends, management analyzed the assumptions used to determine the estimated fair value of the interest-only securities and made changes to the credit loss assumptions and the discount rate used to determine the value of our securities. These changes also reflected other economic factors and further methodology enhancements made by the Company. As a result, the expected future cash flows from interest-only securities changed adversely from previous estimates. Pursuant to the requirements of EITF 99-20, the effect of these changes was reflected immediately in earnings as an impairment charge. The effect of the impairment charge and adjustments to the value of our interest-only securities and servicing rights totaled $515.7 million ($324.9 million after the income tax benefit) for 2000 (in addition to the cumulative effect of adopting EITF 99-20 of $70.2 million ($45.5 million after the income tax benefit)).

       In addition, during 1999 and early 2000, the Company reevaluated its interest-only securities and servicing rights, including the underlying assumptions, in light of loss experience exceeding previous expectations. The principal change in the revised assumptions resulting from this process was an increase in expected future credit losses, relating primarily to reduced assumptions as to future housing price inflation, recent loss experience and refinements to the methodology of the valuation process. The effect of this change was offset somewhat by a revision to the estimation methodology to incorporate the value associated with the cleanup call rights held by the Company in securitizations. We recognized a $554.3 million impairment charge ($349.2 million after tax) in 1999 to reduce the book value of the interest-only securities and servicing rights.

       During the second quarter of 1998, prepayments on securitized loan contracts exceeded our expectations and management concluded that such prepayments were likely to continue to be higher than expected in future periods as well. As a result of these developments, we concluded that the value of the interest-only securities and servicing rights had been impaired, and we determined a new value using then current assumptions. In addition, the market yields of publicly traded securities similar to our interest-only securities also increased during the second quarter of 1998. The assumptions used to determine the new value at that time were based on our internal evaluations and consultation with external investment managers having significant experience in valuing these securities. Such assumptions reflected the following changes from the assumptions previously used: (i) an increase in prepayment rates; (ii) an increase in the discount rate used to determine the present value of future cash flows; and (iii) an increase in anticipated default rates. We recognized a $549.4 million ($355.8 million after tax) impairment charge in 1998 to reduce the carrying value of the interest-only securities and servicing rights.

       Accounting Changes

       Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), as amended by Statement of Financial Accounting Standards No. 137, "Deferral of the Effective Date of FASB Statement No. 133" and Statement of Financial Accounting Standards No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities" ("SFAS 138") requires all derivative instruments to be recorded on the balance sheet at estimated fair value. Changes in the fair value of derivative instruments are to be recorded each period either in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, on the type of hedge transaction. We will adopt SFAS 133 as of January 1, 2001. Because of our minimal use of derivatives, other than the S&P 500 Call Options and embedded derivatives associated with our equity-indexed annuities, we do not anticipate that the adoption of the new standard and implementation guidance approved by FASB prior to December 31, 2000, will have a material impact on the Company's financial position or results of operations. On March 14, 2001, FASB approved additional SFAS 133 implementation guidance regarding derivatives associated with equity-indexed annuity products. We are still finalizing the actual impact of complying with the provisions of the recently approved implementation guidance, which was initially issued as draft guidance by FASB's Derivative

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           --------------------------


Implementation Group in December 2000.

       The Financial Accounting Standards Board recently issued Statement of Financial Accounting Standards No. 140, "Accounting for the Transfer and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS 140") which is a replacement for SFAS 125; and a related implementation guide. SFAS 140 and the implementation guide have changed the criteria that must be met for securitization transactions to be recorded under the portfolio method. We do not believe we will need to make any significant changes to our securitization structures to meet the new criteria which are effective for securitization transactions completed after March 31, 2001.

       SFAS 140 also requires additional disclosures regarding securitization transactions, which are reflected in these notes to the consolidated financial statements.

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


       The revenues and net income (loss) for Conseco and Conseco Finance, separately and combined, for periods prior to the Merger were as follows:

                                                                                           Six months ended
                                                                                             June 30, 1998
                                                                                             -------------
Revenues:
   Conseco..............................................................................         $3,232.1
   Conseco Finance......................................................................            581.9
   Less elimination of intercompany revenues............................................              (.8)
                                                                                                 --------

     Combined...........................................................................         $3,813.2
                                                                                                 ========

Net income (loss):
   Conseco..............................................................................         $  274.7
   Conseco Finance......................................................................           (358.9)
   Less elimination of intercompany net income..........................................             (2.8)
                                                                                                 --------

     Combined...........................................................................         $  (87.0)
                                                                                                 ========


                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           --------------------------


     3.     INVESTMENTS:

       At December 31, 2000, the amortized cost and estimated fair value of actively managed fixed maturities and equity securities were as follows:

                                                                                        Gross         Gross      Estimated
                                                                         Amortized   unrealized    unrealized      fair
                                                                           cost         gains        losses        value
                                                                           ----         -----        ------        -----
                                                                                         (Dollars in millions)
Investment grade:
   Corporate securities................................................ $13,098.9      $ 72.6     $  715.5     $12,456.0
   United States Treasury securities and obligations of
     United States government corporations and agencies................     303.4        11.4           .5         314.3
   States and political subdivisions...................................     142.9         2.1          2.6         142.4
   Debt securities issued by foreign governments.......................     183.1         1.3          6.6         177.8
   Mortgage-backed securities .........................................   6,794.2        53.5         71.0       6,776.7
Below-investment grade (primarily corporate securities)................   2,407.7         6.2        526.0       1,887.9
                                                                        ---------      ------     --------     ---------

     Total actively managed fixed maturities........................... $22,930.2      $147.1     $1,322.2     $21,755.1
                                                                        =========      ======     ========     =========

Equity securities......................................................    $286.8        $6.2        $44.7        $248.3
                                                                           ======        ====        =====        ======


       At December 31, 1999, the amortized cost and estimated fair value of actively managed fixed maturities and equity securities were as follows:

                                                                                        Gross         Gross      Estimated
                                                                         Amortized   unrealized    unrealized      fair
                                                                           cost         gains        losses        value
                                                                           ----         -----        ------        -----
                                                                                        (Dollars in millions)
Investment grade:
   Corporate securities................................................ $13,570.6       $37.7     $  965.9     $12,642.4
   United States Treasury securities and obligations of
     United States government corporations and agencies................     317.4         1.7          8.0         311.1
   States and political subdivisions...................................     151.5          .1         10.1         141.5
   Debt securities issued by foreign governments.......................     124.1          .8         11.0         113.9
   Mortgage-backed securities .........................................   7,587.1         6.4        362.4       7,231.1
Below-investment grade (primarily corporate securities)................   1,939.7        30.3        206.2       1,763.8
                                                                        ---------       -----     --------     ---------

     Total actively managed fixed maturities........................... $23,690.4       $77.0     $1,563.6     $22,203.8
                                                                        =========       =====     ========     =========

Equity securities...................................................... $   323.7       $22.8     $   33.8     $   312.7
                                                                        =========       =====     ========     =========

       Accumulated other comprehensive loss is primarily comprised of unrealized losses on actively managed fixed maturity investments. Such amounts, included in shareholders' equity as of December 31, 2000 and 1999, were as follows:

                                                                                                        2000       1999
                                                                                                        ----       ----
                                                                                                      (Dollars in millions)

Unrealized losses on investments.................................................................    $(1,241.9)  $(1,504.3)
Adjustments to cost of policies purchased and cost of policies produced..........................        219.7       291.2
Deferred income tax benefit......................................................................        371.4       443.4
Other............................................................................................          (.2)       (1.9)
                                                                                                     ---------   ---------

       Accumulated other comprehensive loss......................................................    $  (651.0)  $  (771.6)
                                                                                                     =========   =========

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           --------------------------


       The following table sets forth the amortized cost and estimated fair value of actively managed fixed maturities at December 31, 2000, by contractual maturity. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Most of the mortgage-backed securities shown below provide for periodic payments throughout their lives.

                                                                                                                 Estimated
                                                                                                 Amortized         fair
                                                                                                   cost            value
                                                                                                   ----            -----
                                                                                                    (Dollars in millions)

Due in one year or less........................................................................  $   305.0     $   304.6
Due after one year through five years..........................................................    2,491.7       2,434.8
Due after five years through ten years.........................................................    4,039.6       3,798.8
Due after ten years............................................................................    8,555.7       7,918.9
                                                                                                 ---------     ---------

    Subtotal...................................................................................   15,392.0      14,457.1
Mortgage-backed securities (a).................................................................    7,538.2       7,298.0
                                                                                                 ---------     ---------

        Total actively managed fixed maturities ...............................................  $22,930.2     $21,755.1
                                                                                                 =========     =========

--------------------
(a)  Includes  below-investment  grade  mortgage-backed   securities  with  an
     amortized cost and estimated fair value of $744.0 million and $521.3 million, respectively.


       Net investment income consisted of the following:

                                                                                          2000         1999         1998
                                                                                          ----         ----         ----
                                                                                               (Dollars in millions)
Insurance and fee-based operations:
    Fixed maturities.................................................................  $1,647.6      $1,641.0    $1,628.5
    Venture capital investment income (loss).........................................    (199.5)        354.8         -
    Equity securities................................................................      37.3          85.1        27.4
    Mortgage loans...................................................................     105.1         106.4        96.4
    Policy loans.....................................................................      38.4          44.5        44.1
    Equity-indexed products..........................................................      12.9         142.3       103.9
    Other invested assets............................................................      93.7          91.5       139.5
    Cash and cash equivalents........................................................      63.4          60.2        57.0
    Separate accounts................................................................     246.0         172.8        51.0
                                                                                       --------      --------    --------

       Gross investment income.......................................................   2,044.9       2,698.6     2,147.8
Amortization of the cost of S&P 500 Call Options and other investment expenses.......     138.0         104.9        69.7
                                                                                       --------      --------    --------

       Net investment income earned by insurance and fee-based operations............   1,906.9       2,593.7     2,078.1

Finance operations:
    Finance receivables and other....................................................   1,906.9         632.6       295.5
    Interest-only securities.........................................................     106.6         185.1       132.9
                                                                                       --------      --------    --------

          Net investment income......................................................  $3,920.4      $3,411.4    $2,506.5
                                                                                       ========      ========    ========

       The carrying value of fixed maturity investments and mortgage loans not accruing investment income totaled $98.4 million, $48.3 million and $50.1 million at December 31, 2000, 1999 and 1998, respectively.

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           --------------------------


       Investment gains (losses), net of investment gain expenses, were included in revenue as follows:

                                                                                           2000         1999         1998
                                                                                           ----         ----         ----
                                                                                                (Dollars in millions)
Fixed maturities:
    Gross gains........................................................................ $  89.2      $ 121.1      $ 458.0
    Gross losses.......................................................................  (166.9)      (168.4)      (138.6)
    Other than temporary decline in fair value.........................................  (143.6)       (24.1)       (11.7)
                                                                                        -------      -------      -------

         Net investment gains (losses) from fixed maturities before expenses...........  (221.3)       (71.4)       307.7

Equity securities......................................................................    17.6         10.2         (9.1)
Mortgages..............................................................................    (3.2)         (.8)        (2.1)
Other than temporary decline in fair value of equity securities and
    other invested assets..............................................................   (45.7)        (3.7)       (20.7)
Loss related to termination of interest rate swap agreements...........................   (59.2)         -            -
Other..................................................................................    (2.1)       (20.7)         1.9
                                                                                        -------      -------      -------

         Net investment gains (losses) before expenses.................................  (313.9)       (86.4)       277.7
Investment expenses....................................................................    44.4         69.8         69.5
                                                                                        -------      -------      -------

         Net investment gains (losses)................................................. $(358.3)     $(156.2)     $ 208.2
                                                                                        =======      =======      =======

       At December 31, 2000, the mortgage loan balance was primarily comprised of commercial loans. Approximately 8 percent, 8 percent, 7 percent, 7 percent, 7 percent and 6 percent of the mortgage loan balance were on properties located in Ohio, New York, Florida, Pennsylvania, Texas and California, respectively. No other state comprised greater than 5 percent of the mortgage loan balance. Less than 1 percent of the mortgage loan balance was noncurrent at December 31, 2000. Our allowance for loss on mortgage loans was $3.8 million at both December 31, 2000 and 1999.

       Life insurance companies are required to maintain certain investments on deposit with state regulatory authorities. Such assets had an aggregate carrying value of $225.0 million at December 31, 2000.

       Conseco had no investments in any single entity in excess of 10 percent of shareholders' equity at December 31, 2000, other than investments issued or guaranteed by the United States government or a United States government agency.

       4. FINANCE RECEIVABLES AND INTEREST-ONLY SECURITIES:

       Subsequent to September 8, 1999, we are using the portfolio method to account for new securitization transactions. Our new securitizations are structured in a manner that requires them to be accounted for under the portfolio method, whereby the loans and securitization debt remain on our balance sheet, rather than as sales, pursuant to SFAS 125.

       We classify the finance receivables transferred to the securitization trusts and held as collateral for the notes issued to investors as "finance receivables-securitized". The average interest rate earned on these receivables was 12.2 percent and 11.7 percent at December 31, 2000 and 1999, respectively. We classify the notes issued to investors in the securitization trusts as "notes payable related to securitized finance receivables structured as collateralized borrowings".

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           --------------------------


       The following table summarizes our finance receivables - securitized by business line and categorized as either: (i) a part of our continuing lines; or
(ii) a part of the business units we have decided to sell, close or runoff (the "discontinued lines"):


                                                                                               December 31,
                                                                                           ---------------------
                                                                                           2000             1999
                                                                                           ----             ----
                                                                                             (Dollars in millions)
Continuing lines:
   Manufactured housing............................................................... $ 5,602.1          $  953.0
   Mortgage services..................................................................   5,126.0           2,077.3
   Retail credit......................................................................     653.8               -
   Floorplan..........................................................................     637.0             637.0
                                                                                       ---------          --------

                                                                                        12,018.9           3,667.3
   Less allowance for credit losses...................................................     166.4               4.4
                                                                                       ---------          --------

     Net finance receivables - securitized for continuing lines.......................  11,852.5           3,662.9
                                                                                       ---------          --------

Discontinued lines:
   Consumer finance...................................................................     247.3             278.9
   Transportation.....................................................................       -               581.9
   Vendor finance.....................................................................     531.0             216.1
                                                                                       ---------          --------

                                                                                           778.3           1,076.9
   Less allowance for credit losses...................................................       8.0               9.3
                                                                                       ---------          --------

     Net finance receivables - securitized for discontinued lines.....................     770.3          1,067.6
                                                                                       ---------         --------

     Total finance receivables - securitized.......................................... $12,622.8          $4,730.5
                                                                                       =========          ========


       The following table summarizes our other finance receivables by business line and categorized as either: (i) a part of our continuing lines; or (ii) a part of our discontinued lines:

                                                                                                December 31,
                                                                                           ---------------------
                                                                                           2000             1999
                                                                                           ----             ----
                                                                                            (Dollars in millions)

Continuing lines:
   Manufactured housing...............................................................  $  263.0         $   795.8
   Mortgage services..................................................................   1,373.1           1,277.0
   Retail credit......................................................................   1,110.1             867.8
   Floorplan..........................................................................         -             602.7
                                                                                        ----------       ---------

                                                                                         2,746.2           3,543.3
   Less allowance for credit losses...................................................      95.5              38.8
                                                                                        --------         ---------

     Net other finance receivables for continuing lines...............................   2,650.7           3,504.5
                                                                                        --------         ---------

Discontinued lines:
   Consumer finance...................................................................     575.1             142.2
   Transportation.....................................................................     137.8             337.8
   Vendor finance.....................................................................     331.3             423.3
   Park construction..................................................................     131.2             188.7
   Other  ............................................................................      75.8             543.5
                                                                                        --------         ---------

                                                                                         1,251.2           1,635.5
   Less allowance for credit losses...................................................      36.9              35.9
                                                                                        --------         ---------

     Net other finance receivables for discontinued lines.............................   1,214.3           1,599.6
                                                                                        --------         ---------


     Total other finance receivables..................................................  $3,865.0          $5,104.1
                                                                                        ========          ========

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           --------------------------


       The changes in the allowance for credit losses included in finance receivables were as follows:

                                                                                   2000          1999         1998
                                                                                   ----          ----         ----
                                                                                         (Dollars in millions)
Allowance for credit losses, beginning of year..................................  $  88.4       $  43.0       $ 19.8
Additions to the allowance (a)..................................................    472.8         128.7         44.2
Credit losses, net..............................................................   (254.4)        (83.3)       (21.0)
                                                                                  -------       -------       ------

Allowance for credit losses, end of year........................................  $ 306.8       $  88.4       $ 43.0
                                                                                  =======       =======       ======

--------------------
(a) Additions to the allowance for 2000 include: (i) $48.0 million related to regulatory changes related to our bank subsidiary and classified as a component of "special charges" (see note 9); (ii) $45.9 million related to discontinued lines and classified as a component of "special charges" (see note 9); and (iii) $24.7 million related to a block of finance receivables repurchased during 2000. (Such block was previously sold to unaffiliated parties in securitization transactions.)

       The securitizations structured prior to September 8, 1999, met the applicable criteria to be accounted for as sales. At the time the loans were securitized and sold, we recognized a gain and recorded our retained interest represented by the interest-only security. The interest-only security represents the right to receive, over the life of the pool of receivables: (i) the excess of the principal and interest received on the receivables transferred to the special purpose entity over the principal and interest paid to the holders of other interests in the securitization; and (ii) contractual servicing fees. In some of those securitizations, we also retained certain lower-rated securities that are senior in payment priority to the interest- only securities. Such retained securities (classified as actively managed fixed maturity securities) had a par value, fair market value and amortized cost of $769.8 million, $494.6 million and $716.8 million, respectively, at December 31, 2000, and had a par value, fair market value and amortized cost of $769.8 million, $694.3 million and $712.6 million, respectively, at December 31, 1999.

       During 1999 and 1998, the Company sold $9.7 billion and $13.4 billion, respectively, of finance receivables in various securitized transactions and recognized gains of $550.6 million and $745.0 million, respectively. During 2000, we recognized no gain on sale related to securitized transactions.

       The interest-only securities on our balance sheet represent an allocated portion of the cost basis of the finance receivables in the securitization transactions accounted for as sales related to transactions structured prior to September 8, 1999. Our interest-only securities and other retained interests in those securitization transactions are subordinate to the interests of other investors. Their values are subject to credit, prepayment, and interest rate risk on the securitized finance receivables. We include the difference between estimated fair value and the amortized cost of the interest-only securities (after adjustments for impairments required to be recognized in earnings) in "accumulated other comprehensive loss, net of taxes".

       As described in note 1 under the caption entitled "Cumulative Effect of Accounting Change", the Company adopted the requirements of EITF 99-20 effective July 1, 2000. During 2000, management analyzed the assumptions used to determine the estimated fair value of the interest-only securities and made changes to the credit loss assumptions and the discount rate used to determine the value of several securities. These changes were made considering recent adverse default and loss trends and other economic factors. As a result of these changes, the cash flows from interest-only securities changed adversely from previous estimates. Pursuant to the requirements of EITF 99-20, the effect of these changes were reflected immediately in earnings as an impairment charge. The effect of the impairment charge and adjustments to the value of our interest-only securities and servicing rights totaled $515.7 million ($324.9 million after the income tax benefit) for 2000 (in addition to the cumulative effect of adopting EITF 99-20 of $70.2 million ($45.5 million after the income tax benefit)).

       At December 31, 2000, key economic assumptions used to determine the estimated fair value of our retained interests in securitizations and the sensitivity of the current fair value of residual cash flows to immediate 10 percent and 20 percent

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           --------------------------


changes in those assumptions are as follows:

                                                            Manufactured      Home equity/       Consumer/
                                                               housing      home improvement     equipment       Total
                                                               -------      ----------------     ---------       -----
                                                                                (Dollars in millions)
Carrying amount/fair value of retained interests:

     Interest-only securities...............................   $245.4          $177.5             $10.0         $432.9
     Servicing assets (liabilities).........................     14.7             2.0              (1.9)          14.8
     Bonds..................................................    249.5           227.1              18.0          494.6
                                                               ------          ------             -----         ------

         Total retained interests...........................   $509.6          $406.6             $26.1         $942.3
                                                               ======          ======             =====         ======

Cumulative principal balance of sold finance
     receivables............................................$20,256.4        $6,489.7          $1,936.3      $28,682.4
Weighted average life in years..............................      6.8             3.8               2.5            5.9
Weighted average stated customer interest rate
     on sold finance receivables............................      9.9%           11.6%             10.8%
Assumptions to determine estimated fair value
     and impact of favorable and adverse changes:

Expected prepayment speed as a percentage
     of principal balance of sold finance receivables (a)...      7.9%           18.5%             19.7%          11.1%

     Impact on fair value of 10 percent favorable change....    $21.8           $29.4              $2.0          $53.2

     Impact on fair value of 20 percent favorable change....     46.2            60.2               3.9          110.3

     Impact on fair value of 10 percent adverse change......     23.9            24.8               1.5           50.2

     Impact on fair value of 20 percent adverse change......     45.2            46.7               2.9           94.8

Expected future nondiscounted credit losses as a
     percentage of principal of related finance
       receivables (a)......................................     10.2%            6.5%              6.5%           9.1%

     Impact on fair value of 10 percent favorable change....   $138.9           $34.4              $9.6         $182.9

     Impact on fair value of 20 percent favorable change....    275.7            69.9              18.9          364.5

     Impact on fair value of 10 percent adverse change......    145.9            24.8               6.4          181.1

     Impact on fair value of 20 percent adverse change......    290.4            47.9              12.7          351.0

Residual cash flow discount rate (annual)...................     15.0%           15.0%             15.0%          15.0%

     Impact on fair value of 10 percent favorable change....    $37.2           $26.5              $2.4          $66.1

     Impact on fair value of 20 percent favorable change....     74.2            54.3               4.4          132.9

     Impact on fair value of 10 percent adverse change......     38.9            25.0               2.0           65.9

     Impact on fair value of 20 percent adverse change......     70.3            48.4               3.8          122.5











                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           --------------------------


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

       These sensitivities are hypothetical and should be used with caution. As the figures indicate, changes in fair value based on a 10 percent variation in assumptions generally cannot be extrapolated because the relationship of the change in assumption to the change in fair value may not be linear. Also, in this table, the effect of a variation in a particular assumption on the fair value of the retained interest is calculated without changing any other assumption; in reality, changes in one factor may result in changes in another (for example, increases in market interest rates may result in lower prepayments and increased credit losses), which might magnify or counteract the sensitivities.

       The following table summarizes certain cash flows received from and paid to the securitization trusts during 2000 (dollars in millions):


Servicing fees received.............................     $123.8
Cash flows from interest-only securities............      187.6
Cash flows from retained bonds......................       69.9
Purchases of delinquent or foreclosed assets........      (23.9)
Servicing advances..................................   (1,056.1)
Repayment of servicing advances.....................    1,063.5

       We have projected lower cash flows from our interest-only securities in 2001, reflecting our assumption that the adverse loss experience in 2000 will continue into 2001 and then improve over time. As a result of these assumptions, we project that payments related to guarantees issued in conjunction with the sales of certain finance receivables will exceed the amounts paid in previous periods. These projected payments are considered in the projected cash flows we use to value our interest-only securities. See note 8 to the consolidated financial statements for additional information about the guarantees.

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           --------------------------


       The following table summarizes quantitative information about delinquencies, net credit losses, and components of managed finance receivables:

                                                                            Principal balance
                                                                             60 days or more             Net Credit
                                              Principal balance                 past due                   Losses
                                           ------------------------          ----------------        for the year ended
                                                                at December 31,                          December 31,
                                           --------------------------------------------------------   -----------------
                                                2000           1999           2000        1999        2000         1999
                                                ----           ----           ----        ----        ----         ----
                                                                            (Dollars in millions)
Type of finance receivables

Manufactured housing......................   $26,314.4       $24,650.1       $569.3      $381.9      $413.9       $285.8
Home equity/home improvement..............    13,307.0        12,174.1        120.5       118.8       154.6        101.3
Consumer..................................     3,887.4         3,836.0         76.4        85.1       181.0         99.9
Commercial................................     3,077.1         5,131.2         35.2        54.9        95.5         52.4
                                             ---------       ---------       ------      ------      ------      -------

Total managed receivables.................    46,585.9        45,791.4        801.4       640.7       845.0        539.4

Less finance receivables securitized......    29,636.0        35,686.8        536.6       541.9       590.6        456.1

Less allowance for credit losses..........       306.8            88.4          -           -           -            -

Less deferred points and other, net.......       155.3           181.6          -           -           -            -
                                             ---------       ---------       ------     -------      ------       ------

Finance receivables held on
   balance sheet..........................   $16,487.8       $ 9,834.6       $264.8     $  98.8      $254.4       $ 83.3
                                             =========       =========       ======     =======      ======       ======

       Activity in the interest-only securities account during 2000, 1999 and 1998 is as follows:

                                                                                  2000         1999         1998
                                                                                  ----         ----         ----
                                                                                       (Dollars in millions)

Balance, beginning of year...................................................   $ 905.0        $1,305.4     $1,398.7
   Additions resulting from securitizations during the period................       -             393.9        719.6
   Additions resulting from clean-up calls (a)...............................     100.3             -            -
   Investment income.........................................................     106.6           185.1        132.9
   Cash received, net........................................................    (187.6)         (442.6)      (358.0)
   Impairment charge to reduce carrying value................................    (434.1)         (533.8)      (544.4)
   Cumulative effect of change in accounting principle.......................     (70.2)            -            -
   Change in unrealized depreciation charged to shareholders' equity.........      12.9            (3.0)       (43.4)
                                                                              ---------      ----------   ----------

Balance, end of year.........................................................   $ 432.9       $   905.0     $1,305.4
                                                                                =======       =========     ========

--------------------
(a) During 2000, clean-up calls were exercised for ten securitizations that were previously recognized as sales. The interest-only securities related to these securitizations had previously been separately securitized with other interest- only securities in transactions recognized as sales. The repurchase of the collateral underlying the ten securitizations triggered a requirement for the Company to repurchase a portion of the interest-only securities.

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           --------------------------

       5. LIABILITIES FOR INSURANCE AND ASSET ACCUMULATION PRODUCTS:

       These liabilities consisted of the following:

                                                                                    Interest
                                                         Withdrawal    Mortality      rate
                                                         assumption   assumption   assumption      2000            1999
                                                         ----------   ----------   ----------      ----            ----
                                                                                                   (Dollars in millions)
   Future policy benefits:
     Interest-sensitive products:
       Investment contracts............................      N/A          N/A          (c)      $11,502.9      $12,641.0
       Universal life-type contracts...................      N/A          N/A          N/A        4,620.3        4,681.4
                                                                                                ---------      ---------

         Total interest-sensitive products.............                                          16,123.2       17,322.4
                                                                                                ---------      ---------
     Traditional products:
       Traditional life insurance contracts............    Company        (a)          6%         2,082.4        1,972.3
                                                          experience

       Limited-payment contracts.......................    Company        (b)          7%           877.2          985.3
                                                          experience,
                                                         if applicable

       Individual and group accident and health .......    Company     Company         6%         4,915.5        4,579.7
                                                         experience   experience                ---------      ---------

         Total traditional products....................                                           7,875.1        7,537.3
                                                                                                ---------      ---------

   Claims payable and other policyholder funds ........      N/A          N/A          N/A        1,026.1        1,042.3
   Liabilities related to separate accounts and
     investment trust..................................      N/A          N/A          N/A        2,610.1        2,231.4
   Liabilities related to certificates of deposit......      N/A          N/A          N/A        1,873.3          870.5
                                                                                                ---------      ---------

       Total...........................................                                         $29,507.8      $29,003.9
                                                                                                =========      =========

--------------------

(a) Principally, modifications of the 1965 - 70 and 1975 - 80 Basic, Select and Ultimate Tables.
(b) Principally, the 1984 United States Population Table and the NAIC 1983 Individual Annuitant Mortality Table.
(c) In both 2000 and 1999: (i) approximately 96 percent of this liability represented account balances where future benefits are not guaranteed; and
     (ii) approximately 4 percent represented the present value of guaranteed future benefits determined using an average interest rate of approximately 6 percent.

       6. INCOME TAXES:

       Income tax assets (liabilities) were comprised of the following:

                                                                                                      2000           1999
                                                                                                      ----           ----
                                                                                                     (Dollars in millions)
Deferred income tax assets (liabilities):
    Actively managed fixed maturities..........................................................  $    70.3      $     1.9
    Interest-only securities...................................................................       32.2         (282.4)
    Venture capital investment in TeleCorp.....................................................      (67.9)        (127.9)
    Cost of policies purchased and cost of policies produced...................................   (1,128.0)      (1,086.0)
    Insurance liabilities......................................................................    1,031.8        1,137.6
    Allowance for loan losses..................................................................      116.6           33.6
    Reserve for losses on loan guarantees......................................................       87.6            7.0
    Unrealized depreciation....................................................................      371.4          443.4
    Net operating loss carryforward............................................................      393.2          269.9
    Other......................................................................................     (293.6)        (242.1)
                                                                                                  --------      ---------

         Deferred income tax assets (liabilities)..............................................      613.6          155.0
Current income tax assets (liabilities)........................................................       33.6           54.8
                                                                                                 ---------      ---------

         Income tax assets (liabilities).......................................................  $   647.2      $   209.8
                                                                                                 =========      =========

                                       83

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           --------------------------



       Income tax expense was as follows:

                                                                                               2000       1999       1998
                                                                                               ----       ----       ----
                                                                                                  (Dollars in millions)

Current tax provision.....................................................................  $   70.9     $270.3     $235.7
Deferred tax provision (benefit)..........................................................    (447.1)     152.8      209.9
                                                                                             -------     ------     ------

         Income tax expense (benefit).....................................................   $(376.2)    $423.1     $445.6
                                                                                             =======     ======     ======

       A reconciliation of the U.S. statutory corporate tax rate to the effective rate reflected in the consolidated statement of operations is as follows:


                                                                                                2000       1999       1998
                                                                                                ----       ----       ----

U.S. statutory corporate rate.............................................................       (35.0)%   35.0%      35.0%
Nondeductible goodwill amortization.......................................................         2.9      3.3        3.6
Other nondeductible expenses..............................................................         2.2       -          -
State taxes...............................................................................          .4       .9        1.4
Settlement of tax issues..................................................................          -      (2.6)         -
Provision for tax issues and other........................................................         1.9       .2        2.6
                                                                                                 -----     ----       ----
         Income tax expense (benefit).....................................................       (27.6)%   36.8%      42.6%
                                                                                                 =====     ====       ====

       At December 31, 2000, Conseco had federal income tax loss carryforwards of $1,123.5 million available (subject to various statutory restrictions) for use on future tax returns. Portions of these carryforwards begin expiring in 2002. The following restrictions exist with respect to the utilization of portions of the loss carryforwards: (i) $52.0 million may be used only to offset income from our non-life insurance companies; (ii) $107.0 million (attributable to acquired companies) may be used only to offset the income from those companies; and (iii) $964.5 million is available to offset income from certain life insurance subsidiaries, our finance subsidiaries and other non-life insurance subsidiaries. None of the carryforwards are available to reduce the future tax provision for financial reporting purposes.

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           --------------------------


       7. NOTES PAYABLE AND COMMERCIAL PAPER:

       Direct Corporate Obligations

       Notes payable and commercial paper, representing direct corporate obligations at December 31, 2000 and 1999, were as follows (interest rates as of December 31, 2000):

                                                                                  2000             1999
                                                                                  ----             ----
                                                                                   (Dollars in millions)

$1.5 billion bank credit facility (9.2%).....................................  $1,500.0           $1,032.0
Other bank credit facilities (9.2%)..........................................     551.2                -
Commercial paper.............................................................       -                898.4
7.875% notes due December 2000...............................................       -                150.0
7.6% senior notes due 2001...................................................     118.9              118.9
6.4% notes due 2001 to 2003..................................................     800.0              800.0
8.5% notes due 2002..........................................................     450.0              450.0
Notes payable due 2003.......................................................       -                250.0
8.75% notes due 2004.........................................................     788.0                -
6.8% senior notes due 2005...................................................     250.0              250.0
9.0% notes due 2006..........................................................     550.0              550.0
Other........................................................................      92.1              143.5
                                                                               --------           --------

     Total principal amount..................................................   5,100.2            4,642.8
Unamortized net discount.....................................................      45.2               18.6
                                                                               --------           --------

     Direct corporate obligations............................................  $5,055.0           $4,624.2
                                                                               ========           ========

       During 2000, the Company restructured its bank credit facilities. The amended facilities include: (i) a $1.5 billion five year facility (the "$1.5 billion facility"); and (ii) other bank credit facilities due December 31, 2001 (the "near-term facilities"). The $1.5 billion facility is due December 31, 2003; however, subject to the absence of any default, the Company may further extend its maturity to March 31, 2005, provided that: (i) Conseco pays an extension fee of 3.5 percent of the amount extended; and (ii) cumulative principal payments of at least $150 million have been paid by September 30, 2002 and at least $300 million by September 30, 2003.

       In amending our bank credit facilities, we agreed to the manner in which the proceeds from asset sales and refinancing transactions would be used. Through December 31, 2000, the $1,005.6 million of proceeds from such transactions were used as follows: (i) $257.1 million was used to repay the notes payable due 2003; (ii) $131.5 million was used to repay the 7.875% notes due December 2000; (iii) $419.8 million was used to reduce the total borrowings under our near-term facilities; (iv) $81.9 million was transferred to a segregated cash account for the payment of debt; and (v) $115.3 million was added to the general cash balance of the Company. Additional amounts have been added to the segregated cash account for the payment of debt through March 1, 2001; its balance is now $402.3 million.

       Pursuant to the amendment of our bank credit facilities, we have agreed that any amounts received from asset sales or refinancing transactions occurring after December 31, 2000 (with certain exceptions), would be used as follows: (i) the first $13 million received may be retained by Conseco until we have cash on hand held by the parent company of $330 million; (ii) of the next $512 million received, $73 million would be used to reduce our near-term facilities and $439 million would be added to the segregated cash account for the payment of public debt maturing in 2001; (iii) the next $200 million received would be added to the segregated cash account for the payment of debt maturing in 2001; (iv) the next available proceeds would be applied 80 percent to reduce our near-term facilities, with the remaining 20 percent retained by Conseco until we have cash on hand of $330 million held by the parent company, and then 100 percent to our near-term facilities until such facilities have been paid in full; and (v) any subsequent proceeds would be applied: (a) 50 percent to repay the $1.5 billion facility and to fund a segregated cash account to provide collateral for Conseco's guarantee related to the directors, officers and key employee stock purchase program (based on the relative balance due under each facility); and

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           --------------------------


(b) the remaining 50 percent would be retained by Conseco. No assurance can be provided as to the timing, proceeds, or other terms related to any potential asset sale or financing transaction.

       The amended bank credit facilities require the Company to maintain various financial ratios and balances, as defined in the agreement including:
(i) a debt-to-total capitalization ratio to be less than .450:1.0 at December 31, 2000 and decreasing over time, as defined in the agreement, to 0.30:1.0 at March 31, 2004 and thereafter (such ratio was .41:1.0 at December 31, 2000);
(ii) an interest coverage ratio greater than 1.00:1.0 for the quarter ending December 31, 2000 and increasing over time, as defined in the agreement, to 2.00:1.0 for the four quarters ending December 31, 2003 and thereafter (such ratio was 1.11:1.0 at December 31, 2000); (iii) adjusted earnings, as defined in the agreement, of at least $650 million for the six months ending March 31, 2001 and increasing over time, as defined in the agreement, to $2,175.0 million for the year ending December 31, 2004 (the adjusted earnings for the fourth quarter of 2000 exceed one-half of the requirement for the six months ended March 31,
2001); (iv) Conseco Finance tangible net worth, as defined in the agreement, of at least $950.0 million at December 31, 2000; $1.2 billion at December 31, 2001; $1.4 billion at December 31, 2002; $1.65 billion at December 31, 2003; and $2.0 billion at December 31, 2004 (such tangible net worth was in excess of $1.2 billion at December 31, 2000); and (v) an aggregate risk-based capital ratio with respect to our insurance subsidiaries of at least 200 percent (such ratio was greater than 240 percent at December 31, 2000).

       The amended bank credit facilities require the Company's principal insurance subsidiaries to achieve a financial strength rating of A- (Excellent) from A.M. Best by March 31, 2001. On November 7, 2000, A.M. Best upgraded the financial strength rating of our principal life insurance subsidiaries to A- (Excellent) from B++ (Very Good), satisfying the covenant requirement. The amended bank credit facilities also prohibit the payment of cash dividends on our common stock until the Company has received investment grade ratings on its outstanding public debt and all amounts due under the near-term facilities have been paid. The amended bank credit agreements also limit the issuance of additional debt, contingent obligations, liens, asset dispositions, other restrictive agreements, affiliate transactions, change in business and modification of terms of debt or preferred stock, all as defined in the agreements. The obligations under the amended bank credit facilities are guaranteed by CIHC, Incorporated, a wholly owned subsidiary of Conseco, and the ultimate holding company for Conseco's principal operating subsidiaries. In addition, $151.5 million of our near-term facilities are collateralized by most of Conseco's assets.

       The interest rate on our amended bank credit facilities is based on an IBOR rate plus a margin of 2.5 percent. Borrowings under the former and amended bank credit facilities averaged $1,787.3 million during 2000, at a weighted average interest rate of 7.6 percent.

       Borrowings under our commercial paper program averaged $337.3 million, at a weighted average interest rate of 6.1 percent during 2000. Such borrowings averaged $1,058.3 million, at a weighted average interest rate of 5.3 percent during 1999. The actions by rating agencies which occurred after March 31, 2000 affected our ability to issue commercial paper.

       On February 7, 2000, the Company completed the public offering of $800.0 million of 8.75 percent notes due February 9, 2004. The notes are unsecured and rank equally with all other unsecured senior indebtedness of Conseco. Proceeds from the offering of approximately $794.3 million (after underwriting discounts and estimated offering expenses) were used to repay outstanding indebtedness.

       During 2000, we repurchased: (i) $18.5 million par value of the 7.875 percent notes due 2000 for $16.7 million; and (ii) $12 million par value of the
8.75 percent notes due 2004 for $8.7 million. We recognized an extraordinary gain of $3.2 million (net of income taxes of $1.7 million) related to these repurchases. In addition, during 2000, the Company repurchased $250 million of notes payable due 2003. We recognized an extraordinary loss of $4.9 million (net of income taxes of $2.6 million) related to this repurchase.

       During 1998, we repurchased various senior and senior subordinated debt with: (i) par value of $343.5 million; (ii) interest rates of 8.125 percent to
11.25 percent; and (iii) maturity dates of 2002 to 2004. We recognized an extraordinary charge of $42.6 million (net of income taxes of $24.1 million).

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           --------------------------


       Notes payable, representing direct finance obligations (excluding notes payable related to securitized finance receivables structured as collateralized borrowings)

       Notes payable, representing direct finance obligations (excluding notes payable related to securitized finance receivables structured as collateralized borrowings) at December 31, 2000 and 1999, were as follows (interest rates as of December 31, 2000):

                                                                                  2000             1999
                                                                                  ----             ----
                                                                                  (Dollars in millions)
Master repurchase agreements due on various dates in
   2001 and 2002 (7.83%).....................................................  $1,806.9           $1,620.9
Credit facility collateralized by retained interests in securitizations
   due 2003 (8.71%)..........................................................     590.0              499.0
Medium term notes due September 2002 and April 2003 (6.52%)..................     223.7              226.7
10.25% senior subordinated notes due 2002....................................     193.6              193.6
Other........................................................................       3.2                3.1
                                                                               --------           --------

     Total principal amount..................................................   2,817.4            2,543.3

Unamortized net discount and deferred fees...................................       6.5                3.2
                                                                               --------           --------

     Direct finance obligations..............................................  $2,810.9           $2,540.1
                                                                               ========           ========

       Amounts borrowed under master repurchase agreements have increased as the balance of finance receivables eligible as collateral for these agreements has increased. At December 31, 2000, we had $3.5 billion in master repurchase agreements, commercial paper conduit facilities and other facilities with various banking and investment banking firms for the purpose of financing our consumer and commercial finance loan production. These facilities typically provide financing of a certain percentage of the underlying collateral and are subject to the availability of eligible collateral and, in some cases, the willingness of the banking firms to continue to provide financing. Some of these agreements provide for annual terms which are extended either quarterly or semi-annually by mutual agreement of the parties for an additional annual term based upon receipt of updated quarterly financial information. At December 31, 2000, we had borrowed $1.8 billion of the $3.5 billion available under such agreements.

       During 2000, the Company amended an agreement with Lehman related to certain master repurchase agreements and the collateralized credit facility. Such amendment significantly reduced the restrictions on intercompany payments from Conseco Finance to Conseco as required by the previous agreement. In conjunction with the amendment, Conseco agreed to convert $750 million principal balance of its intercompany note due from Conseco Finance to $750 million stated value of Conseco Finance 9 percent redeemable cumulative preferred stock (the "intercompany preferred stock"). After such conversion and prepayments made during 2000, the intercompany note had a balance of $786.7 million.

       Pursuant to the amended agreement, Conseco Finance may make the following payments to Conseco: (i) interest on the intercompany note; (ii) payments for products and services provided by Conseco; and (iii) intercompany tax sharing payments. Conseco Finance may also make the following payments to Conseco provided the minimum liquidity requirements defined in the amended agreement are met and the cash payments are applied in the order summarized: (i) unpaid interest on the intercompany note; (ii) prepayments of principal on the intercompany note or repayments of any increase to the intercompany receivable balance; (iii) dividends on the intercompany preferred stock; (iv) redemption of the intercompany preferred stock; and (v) common stock dividends. The liquidity test of the amended agreement requires Conseco Finance to have minimum levels of liquidity both before and after giving effect to such payments to Conseco. Liquidity, as defined, includes unrestricted cash and may include up to $150 million of liquidity available at Conseco Finance's bank subsidiaries and the aggregate amount available to be drawn under Conseco Finance's credit facilities (where applicable, based on eligible excess collateral pledged to the lender multiplied by the appropriate advance rate). The minimum liquidity must equal or exceed $250 million, plus: (i) 50 percent of cash up to $100 million generated by Conseco Finance subsequent to September 21, 2000; and (ii) 25 percent of cash generated by Conseco Finance in excess of $100 million, provided the total minimum cash liquidity shall not exceed $350 million and the cash generated by Conseco

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           --------------------------


Finance (used in the calculation to increase the minimum) will exclude operating cash flows and the net proceeds received from certain asset sales and other events listed in the amended agreement (which are consistent with the courses of actions we have previously announced).

       The amended agreement requires Conseco Finance to maintain various financial ratios, commencing December 31, 2000, as defined in the agreement. These ratios include: (i) an adjusted tangible net worth of at least $1.95 billion (such amount was $2.1 billion at December 31, 2000); (ii) a fixed charge coverage ratio of not less than 1.0:1.0 for the three- month period ending December 31, 2000, and defined periods thereafter (such ratio was 1.15:1.0 for the quarter ended December 31, 2000); (iii) a ratio of net worth to total managed receivables of not less than 4:100 (such ratio was 4.41:100 at December 31, 2000); and (iv) a ratio of total non-warehouse debt (excluding master repurchase agreements and the collateralized credit facility) to net worth of less than 1.0:2.0 (such ratio was .08:2.0 at December 31, 2000).

       The maturities of notes payable (excluding notes payable related to securitized finance receivables structured as collateralized borrowings) at December 31, 2000, were as follows (dollars in millions):


                                                                               Direct         Direct
                                                                              corporate       finance
                                                                             obligations    obligations     Total
                                                                             -----------    -----------     -----

Bank  credit  facilities,   master  repurchase  agreements and
   similar credit facilities that are used for short-term funding:
     2001................................................................    $  551.2       $1,806.9        $2,358.1
     2002................................................................       150.0            -             150.0
     2003................................................................       150.0          590.0           740.0
     2005................................................................     1,200.0            -           1,200.0

Term debt:
     2001................................................................       670.0            1.9           671.9
     2002................................................................       451.9          413.7           865.6
     2003................................................................       313.5            4.9           318.4
     2004................................................................       812.5            -             812.5
     2005................................................................       250.0            -             250.0
     Thereafter..........................................................       551.1            -             551.1
                                                                             --------       --------        --------

           Total par value at December 31, 2000..........................    $5,100.2       $2,817.4        $7,917.6
                                                                             ========       ========        ========

       Notes Payable Related to Securitized Finance Receivables Structured as Collateralized Borrowings

       Notes payable related to securitized finance receivables structured as collateralized borrowings were $12,100.6 million and $4,641.8 million at December 31, 2000 and 1999, respectively. The principal and interest on these notes are paid using the cash flows from the underlying finance receivables which serve as collateral for the notes. Accordingly, the timing of the principal payments on these notes is dependent on the payments received on the underlying finance receivables which back the notes. The average interest rate on these notes was 7.7 percent and 7.6 percent at December 31, 2000 and 1999, respectively.

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           --------------------------


       8. OTHER DISCLOSURES:

       Leases

       The Company rents office space, equipment and computer software under noncancellable operating leases. Rental expense was $70.6 million in 2000, $61.5 million in 1999 and $50.6 million in 1998. Future required minimum rental payments as of December 31, 2000, were as follows (dollars in millions):

2001   ....................................................................    $ 55.4
2002   ....................................................................      45.4
2003   ....................................................................      35.6
2004   ....................................................................      24.7
2005   ....................................................................      19.7
Thereafter.................................................................      28.0
                                                                               ------

        Total..............................................................    $208.8
                                                                               ======

       Pension and Postretirement Plans

       The Company provides certain pension, health care and life insurance benefits for certain eligible retired employees under partially funded and unfunded plans in existence at the date on which certain subsidiaries were acquired. Certain postretirement benefit plans are contributory, with participants' contributions adjusted annually. Amounts related to the pension and postretirement benefit plans were as follows:

                                                                                     Postretirement
                                                         Pension benefits               benefits
                                                        -----------------           ----------------
                                                        2000         1999           2000        1999
                                                        ----         ----           ----        ----
                                                                       (Dollars in millions)

Benefit obligation, beginning of year..............    $20.6       $ 88.5        $ 21.9       $ 25.9
    Service cost...................................      -            7.3           -            -
    Interest cost..................................      1.4          3.0           1.5          1.6
    Plan participants' contributions...............      -            -             1.3          1.9
    Amendments to plan.............................      -            -              .4          -
    Actuarial loss (gain)..........................      1.8        (40.6)         (1.2)        (2.6)
    Settlement and curtailment gains...............      -          (15.8)          -            -
    Benefits paid..................................     (5.9)       (21.8)         (2.8)        (4.9)
                                                       -----       ------        ------       ------

Benefit obligation, end of year....................    $17.9       $ 20.6        $ 21.1       $ 21.9
                                                       =====       ======        ======       ======

Fair value of plan assets, beginning of year.......    $18.8       $ 15.1        $  4.3       $  5.1
    Actual return on plan assets...................      (.4)         2.5            .4           .3
    Employer contributions.........................      6.9          3.7           -            -
    Plan participants' contributions...............      -            -             -             .4
    Benefits paid..................................     (5.4)        (2.5)         (1.7)        (1.5)
                                                       -----       ------        ------       ------

Fair value of plan assets, end of year.............    $19.9       $ 18.8        $  3.0       $  4.3
                                                       =====       ======        ======       ======

Funded status......................................    $ 2.0       $ (1.8)       $(18.1)      $(17.6)
Unrecognized net actuarial loss (gain).............      4.6           .4         (12.1)       (12.5)
Unrecognized prior service cost....................      -            -            (1.8)         -
                                                       -----       ------        ------       ------

       Prepaid (accrued) benefit cost..............    $ 6.6       $ (1.4)       $(32.0)      $(30.1)
                                                       =====       ======        ======       ======

       We used the following weighted average assumptions to calculate benefit obligations for our 2000 and 1999 valuations: discount rate of approximately 7.1 percent and 6.9 percent, respectively; an expected return on plan assets of approximately 8.4 percent and 8.2 percent, respectively; and an assumed rate of compensation increase of 5.5 percent in

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           --------------------------

1999. Beginning in 2000, as a result of plan amendments, no assumption for compensation increases was required. For measurement purposes, we assumed an 8.6 percent annual rate of increase in the per capita cost of covered health care benefits for 2001, decreasing gradually to 5.0 percent in 2010 and remaining level thereafter. During 2000 and 1999, we amended the pension plans of recently acquired companies to reduce future benefits accruing under such plans. These changes resulted in the actuarial, settlement and curtailment gains summarized above.

       Components of the cost we recognized related to pension and postretirement plans were as follows:


                                                                                              Postretirement
                                                             Pension benefits                     benefits
                                                        --------------------------      --------------------------
                                                        2000       1999       1998      2000       1999       1998
                                                        ----       ----       ----      ----       ----       ----
                                                                       (Dollars in millions)

Service cost.......................................   $ -        $ 7.3      $ 7.3       $ -       $ -         $ -
Interest cost......................................     1.4        3.0        5.0        1.5        1.6         1.8
Expected return of plan assets.....................    (1.7)      (1.4)       (.9)       (.2)       (.2)        (.2)
Amortization of prior service cost.................     -          -           .2        (.9)       (.8)       (1.6)
Settlement gain....................................     (.3)       -          -           -         -           -
Recognized net actuarial loss......................     -          1.0        2.2         -         -           (.2)
                                                      -----      -----      -----       ----     ------        ----

       Net periodic cost (benefit).................   $ (.6)     $ 9.9      $13.8       $ .4       $ .6        $(.2)
                                                      =====      =====      =====       ====       ====        ====

       A one-percentage-point change in the assumed health care cost trend rates would have an insignificant effect on the net periodic benefit cost of our postretirement benefit obligation.

       The Company has qualified defined contribution plans for which substantially all employees are eligible. Company contributions, which match certain voluntary employee contributions to the plan, totaled $9.1 million in 2000, $10.3 million in 1999, and $6.2 million in 1998. Matching contributions are required to be made either in cash or in Conseco common stock.

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

       A total of forty-five suits were filed against the Company in the United States District Court for the Southern District of Indiana. Nineteen of these cases were putative class actions on behalf of persons or entities that purchased the Company's common stock during alleged class periods that generally run from April 1999 through April 2000. Two cases were

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           --------------------------

putative class actions on behalf of persons or entities that purchased the Company's bonds during the same alleged class periods. Three cases were putative class actions on behalf of persons or entities that purchased or sold option contracts, not issued by the Company, on the Company's common stock during the same alleged class periods. One case was a putative class action on behalf of persons or entities that purchased the Company's "FELINE PRIDES" convertible preferred stock instruments during the same alleged class periods. With four exceptions, in each of these twenty-five cases two former officers/directors of the Company are named as defendants. In each case, the plaintiffs assert claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. In each case, plaintiffs allege that the Company and the individual defendants violated the federal securities laws by, among other things, making false and misleading statements about the current state and future prospects of Conseco Finance (particularly with respect to performance of certain loan portfolios of Conseco Finance) which allegedly rendered the Company's financial statements false and misleading. The Company believes that these lawsuits are without merit and intends to defend them vigorously. The ultimate outcome of these lawsuits cannot be predicted with certainty.

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

       All of the securities cases have now been consolidated into one case in the United States District Court for the Southern District of Indiana, captioned: "In Re Conseco, Inc. Securities Litigation", cause number IP00-585-C-Y/S. An amended complaint was filed on January 12, 2001. The Company intends to defend this lawsuit vigorously. The ultimate outcome cannot be predicted with certainty.

       Nine shareholder derivative suits were filed in United States District Court. The complaints named as defendants the current directors, certain former directors, certain non-director officers of the Company (in one case), and, alleging aiding and abetting liability, certain banks which allegedly made loans in relation to the Company's "Stock Purchase Plan" (in these cases). The Company is also named as a nominal defendant in each complaint. Plaintiffs allege that the defendants breached their fiduciary duties by, among other things, intentionally disseminating false and misleading statements concerning the acquisition, performance and proposed sale of Conseco Finance, and engaged in corporate waste by causing the Company to guarantee loans that certain officers, directors and key employees of the Company used to purchase stock under the Stock Purchase Plan. These cases have now been consolidated into one case in the United States District Court for the Southern District of Indiana, captioned:
"In Re Conseco, Inc. Derivative Litigation", cause number IP00655-C-Y/S. An amended complaint is expected to be filed in April 2001. Three similar cases have been filed in the Hamilton County Superior Court in Indiana. Schweitzer v. Hilbert, et al., Cause No. 29001-0004CP251; Evans v. Hilbert, et al., Cause No. 29001-0005CP308 (both Schweitzer and Evans name as defendants certain non-director officers); Gintel v. Hilbert, et al., Cause No. 29003-0006CP393 (naming as defendants, and alleging aiding and abetting liability as to, banks which allegedly made loans in relation to the Stock Purchase Plan). The Company believes that these lawsuits are without merit and intends to defend them vigorously. The ultimate outcome of these lawsuits cannot be predicted with certainty.

       Conseco, Inc. and its subsidiaries, Conseco Services, LLC, Washington National Insurance Company and United Presidential Life Insurance Company are currently named defendants in a lawsuit filed in the Circuit Court of Claiborne County, Mississippi, Cause No. CV-99-0106, and captioned "Carla Beaugez, Lois Dearing, Lee Eaton and all other persons identified in the lawsuit v. Conseco, Inc., Conseco Services, Inc., Washington National Company, United Presidential Life Insurance Company and Larry Ratcliff." The claims of the eighty-seven plaintiffs arise out of allegedly wrongful increases of the cost of insurance and decrease in the credited interest rates on universal life policies issued to the plaintiffs by United

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           --------------------------


Presidential Life. The plaintiffs asserted claims including negligent and intentional misrepresentation, fraudulent concealment, fraudulent inducement, common law fraud, and deceptive sales practices. The Company believes this lawsuit is without merit and is defending it vigorously. The ultimate outcome of this lawsuit cannot be predicted with certainty.

       Conseco Finance is a defendant in two arbitration proceedings in South Carolina (Lackey v. Green Tree Financial Corporation, n/k/a Conseco Finance Corp. and Bazzle v. Green Tree Financial Corporation, n/k/a Conseco Finance Corp.) where the arbitrator, over Conseco Finance's objection, allowed the plaintiffs to pursue purported class action claims in arbitration. The two purported arbitration classes consist of South Carolina residents who obtained real estate secured credit from Conseco Finance's Manufactured Housing Division (Lackey) and Home Improvement Division (Bazzle) in the early and mid 1990s, and did not receive a South Carolina specific disclosure form relating to selection of attorneys in connection with the credit transactions. The arbitrator, in separate awards issued on July 24, 2000, awarded a total of $26.8 million in penalties and attorneys' fees. The awards were confirmed as judgements in both Lackey and Bazzle. These matters are currently on appeal at the South Carolina Supreme Court. Conseco Finance intends to vigorously challenge the awards and believes that the arbitrator erred by, among other things, conducting class action arbitrations without the authority to do so and misapplying South Carolina law when awarding the penalties. The ultimate outcome of these proceedings cannot be predicted with certainty.

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

       Guaranty Fund Assessments

       The balance sheet at December 31, 2000, includes: (i) accruals of $20.4 million, representing our estimate of all known assessments that will be levied against the Company's insurance subsidiaries by various state guaranty associations based on premiums written through December 31, 2000; and (ii) receivables of $11.9 million that we estimate will be recovered through a reduction in future premium taxes as a result of such assessments. At December 31, 1999, such guaranty fund assessment related accruals were $29.2 million and such receivables were $13.1 million. These estimates are subject to change when the associations determine more precisely the losses that have occurred and how such losses will be allocated among the insurance companies. We recognized expense for such assessments of $8.4 million in 2000, $5.0 million in 1999 and $16.2 million in 1998.

       Guarantees

       In conjunction with certain sales of finance receivables, we provided guarantees aggregating approximately $1.5 billion at December 31, 2000. We consider any potential payments related to these guarantees in the projected net cash flows used to determine the value of our interest-only securities. During 2000, advances of interest and principal payments related to such guarantees totaled $23.2 million.

       We have guaranteed bank loans totaling $552.9 million to approximately 160 current and former directors, officers and key employees. The funds were used by the participants to purchase approximately 18.4 million shares of Conseco common stock in open market or negotiated transactions with independent parties. Such shares are held by the bank as collateral for the loans. In addition, Conseco has provided loans to participants for interest on the bank loans totaling $96.8 million. During the third quarter of 2000, the Company negotiated a new guarantee with the banks which expires on December 31, 2003, and is available to participants who qualify and choose to participate in a new lending program. A key goal of the program is to reduce the balance of each participant's bank and interest loans to $25 per share of stock purchased through the program. Such reductions are to occur through cash payments and pay for performance programs. In order to receive the pay for performance program benefits, participants in the new program are required to put to the Company, 75 percent of the value in excess of $25 per share of the shares purchased through this program, as determined on December 31, 2003. A subsidiary of Conseco has pledged $50 million of cash collateral in conjunction with the guarantee of a portion of the bank loans. Conseco also granted a security interest in most of its assets in conjunction with the guarantee of a portion of the bank loans. At December 31, 2000, the guaranteed bank loans and interest loans exceeded the value of the common stock collateralizing the loans by approximately $450 million. All participants have agreed to

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           --------------------------


indemnify Conseco for any loss incurred on their loans. We regularly evaluate these guarantees and loans in light of the collateral and the creditworthiness of the participants. We established an additional noncash provision in connection with these guarantees and loans of $231.5 million ($150.0 million after the income tax benefit) during 2000. Such provision is included as a component of the provision for losses. At December 31, 2000, the total reserve for losses on the loan guarantees was $250.4 million.

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

       In April 2000, the Company and the holder of the Redeemable Hybrid Income Overnight Shares ("RHINOS") issued in 1999 agreed to the repurchase by the Company of the RHINOS at their $250 million par value. The Company recognized an extraordinary loss of $3.3 million (net of income taxes of $1.8 million) in the second quarter of 2000 related to the redemption.

       Company-obligated mandatorily redeemable preferred securities of subsidiary trusts at December 31, 2000, were as follows:

                                                        Year                  Carrying   Distribution     Earliest/mandatory
                                                       issued     Par value     value        rate          redemption dates
                                                       ------     ---------     -----        ----          ----------------
                                                            (Dollars in millions)
Trust Originated Preferred Securities................   1999     $  300.0      $  292.6     9.44%          2004/2029  (c)
Trust Originated Preferred Securities ...............   1998        500.0         490.0     8.70           2003/2028  (c)
Trust Originated Preferred Securities................   1998        230.0         225.1     9.00           2003/2028  (c)
Capital Securities (a)...............................   1997        300.0         300.0     8.80                2027
FELINE PRIDES (b)....................................   1997        503.6         496.2     6.75                2003
Trust Originated Preferred Securities................   1996        275.0         275.0     9.16           2001/2026  (c)
Capital Trust Pass-through Securities (a)............   1996        325.0         325.0     8.70                2026
                                                                 --------      --------

                                                                 $2,433.6      $2,403.9
                                                                 ========      ========

---------------
(a) These securities may be redeemed anytime at: (i) the principal balance; plus (ii) a premium equal to the excess, if any, of the sum of the discounted present value of the remaining scheduled payments of principal and interest using a current market interest rate over the principal amount of securities to be redeemed.

(b) Each FELINE PRIDES includes: (a) a stock purchase contract under which the holder: (i) will purchase a number of shares of Conseco common stock on February 16, 2001 (ranging from .9363 to 1.1268 shares per FELINE PRIDES equivalent to $44.38 to $53.40 per common share) under the terms specified in the stock purchase contract; and (ii) will receive a contract adjustment payment equal to .25 percent of the value of the security; and (b) a beneficial ownership of a 6.75 percent trust originated preferred security. Each holder received aggregate cumulative cash distributions at the annual rate of 7 percent of the $50 stated amount per security, payable quarterly. On February 16, 2001, the trust preferred securities component of the FELINE PRIDES were retained by the Company (and subsequently retired) as payment under the stock purchase contract in accordance with their terms and, as a result, we issued 11.4 million shares of Conseco common stock to the holders of the FELINE PRIDES.

(c) The mandatory redemption dates of these securities may be extended for up to 19 years.

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           --------------------------



       Reclassification Adjustments Included in Comprehensive Income

       The changes in unrealized appreciation (depreciation) included in comprehensive income are net of reclassification adjustments for after-tax net gains (losses) from the sale of investments included in net income of approximately $220 million, $(25) million and $475 million for the years ended December 31, 2000, 1999 and 1998, respectively.

       9. SPECIAL CHARGES

       Special Charges Incurred in 2000

       The Company incurred significant special charges during 2000, primarily related to the restructuring of our debt, restructuring of our finance business and payments made pursuant to employment contracts. The following table summarizes the special charges, which are further described in the paragraphs which follow (dollars in millions):

Advisory and professional fees related to debt restructuring................     $  9.9

Restructuring of finance business:
     Lower of cost or market adjustment for finance receivables
       identified for sale..................................................      103.3
     Loss on sale of transportation loans and vendor services
       financing business...................................................       51.0
     Loss on sale of asset-based loans......................................       68.2
     Loss on sale of subprime automobile and bankcard business, net.........       61.9
     Costs related to closing offices and streamlining businesses...........       31.2
     Abandonment of computer processing systems.............................       35.8
     Advisory fees and warrant paid and/or issued to Lehman
       and other investment banks...........................................      122.4

Executive contracts:
     Executive termination payment .........................................       72.5
     Chief Executive Officer signing payment................................       45.0
     Warrants issued to General Electric Company............................       21.0

Reserve methodology change at bank subsidiary...............................       48.0
Other items.................................................................       29.1
                                                                                 ------

         Special charges before income tax benefit..........................      699.3

Income tax benefit related to special charges...............................      181.0
                                                                                 ------

         Special charges, net of income tax benefit.........................     $518.3
                                                                                 ======

       Advisory and professional fees related to debt restructuring

       During 2000, we incurred $9.9 million of non-deferrable advisory and professional fees primarily related to the restructuring of our bank credit facilities.

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

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           --------------------------


       Loss on sale of transportation loans and vendor services financing business

       During the fourth quarter of 2000, we sold transportation loans with a carrying value of $566.0 million (after the market adjustment described above) in whole loan sale transactions. We recognized an additional loss of $30.7 million on the sale. During 2000, we recognized a special charge and reduced goodwill by $20.3 million, representing the difference between: (i) the carrying value of the net assets of the vendor services financing business; and (ii) the anticipated proceeds from the sale of such business, which was completed in the first quarter of 2001.

       Loss on sale of asset-based loans

       During the third quarter of 2000, we sold asset-based loans with a carrying value of $216.1 million in whole loan sale transactions. We recognized a loss of $68.2 million on these sales.

       Loss on sale of subprime automobile and bankcard business

       During the second quarter of 2000, we sold all of the finance receivables of our subprime automobile financing and servicing companies and terminated their operations. In addition, we sold substantially all of our bankcard (Visa and Mastercard) portfolio. We recognized a net loss on these sales of $61.9 million.

       Costs related to closing offices and streamlining businesses

       Our restructuring activities included the closing of several branch offices and streamlining our businesses. These activities included a reduction in the work force of approximately 1,700 employees. The Company incurred a charge of $8.6 million related to severance costs paid to terminated employees in 2000. The Company also incurred lease termination and direct closing costs of $12.3 million associated with the branch offices closed in conjunction with the restructuring activities. In addition, fixed assets and leasehold improvements of $10.3 million were abandoned when the branch offices were closed.

       Abandonment of computer processing systems

       We recorded a $35.8 million charge in 2000 to write off the carrying value of capitalized computer software costs for projects that have been abandoned in conjunction with our restructuring. These costs are primarily associated with: (i) computer processing systems under development that would require significant additional expenditures to complete and that are inconsistent with our current business plan; and (ii) computer systems related to the lines of business discontinued by the Company and therefore are no longer required.

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

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           --------------------------


The warrant would be cancelled in certain circumstances in the event the holder thereof or an affiliate participates in a group that purchases Conseco Finance. The initial $48.1 million estimated value of the warrant was recognized as an expense during the second quarter of 2000. The estimated fair value of the warrant did not change materially during 2000.

       We also paid Lehman $20.0 million in fees for its efforts to form an investor group to purchase Conseco Finance. In addition, the Company paid other investment banks and financial institutions $24.0 million in advisory fees related to the potential sale of Conseco Finance and consultation regarding various other transactions.

       We also paid Lehman $5.3 million in advisory fees related to the finance business and debt restructuring.

       Executive Terminations

       On April 28, 2000, Conseco and Stephen C. Hilbert, the Company's former Chairman and Chief Executive Officer, entered into an agreement pursuant to which Mr. Hilbert's employment was terminated. As contemplated by the terms of his employment agreement, Mr. Hilbert received: (i) $72.5 million (prior to required withholdings for taxes), an amount equal to five times his salary and the non-discretionary bonus amount (as defined in his employment agreement) for this year; less (ii) the amount due under a secured loan of $23 million, plus accrued interest, made to Mr. Hilbert on April 6, 2000. Mr. Hilbert also received the bonus of $3,375,000 payable under his employment agreement for the first quarter of 2000. Conseco agreed to continue to treat Mr. Hilbert as though he was an employee/participant for purposes of the guaranteed bank loans and the loans for interest on such loans pursuant to the stock purchase program. Conseco also entered into a consulting agreement with Mr. Hilbert pursuant to which Mr. Hilbert has agreed to provide consulting services up to an average of 25 hours per month for a period of three years. Mr. Hilbert also agreed not to compete with Conseco during the term of the consulting agreement. On April 27, 2000, Mr. Hilbert was granted options to purchase an aggregate of 2,000,000 shares of Conseco common stock at a price of $5.75 per share (the average of the high and low sales prices on the New York Stock Exchange on such date). The options expire on April 26, 2003.

       On April 28, 2000, Conseco and Rollin M. Dick, the Company's former Chief Financial Officer, entered into an agreement pursuant to which Mr. Dick's employment was terminated. As contemplated by the terms of his employment agreement, Conseco agreed to pay Mr. Dick his salary of $250,000 per year through December 31, 2001, and he also received the bonus of $187,500 payable under his employment agreement for the first quarter of 2000. Conseco also agreed to continue to treat Mr. Dick as though he was an employee/participant for purposes of the guaranteed bank loans and the loans for interest on such loans pursuant to the stock purchase program. Conseco also entered into a consulting agreement with Mr. Dick pursuant to which Mr. Dick has agreed to provide consulting services up to an average of 25 hours per month for a period of three years. Mr. Dick also agreed not to compete with Conseco during the term of the consulting agreement. On April 27, 2000, Mr. Dick was granted options to purchase an aggregate of 600,000 shares of Conseco common stock at a price of $5.75 per share. The options expire on April 26, 2003.

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

       Warrants issued to General Electric Company

       In conjunction with Mr. Wendt's hiring and his release from noncompete provisions of a prior agreement, the Company issued a warrant to a subsidiary of General Electric Company to purchase 10,500,000 shares of Conseco common

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           --------------------------


stock at a purchase price of $5.75 per share. The estimated value of the warrant at the date of issuance ($21.0 million) was recognized as a special charge.

       Reserve Methodology Change at Bank Subsidiary

       During the fourth quarter of 2000, we increased the allowance for credit losses related to credit card receivables held by our bank subsidiary. We implemented a more conservative approach pursuant to a recent regulatory examination, which resulted in this special charge.

       Special Charges Incurred in 1998

       During 1998, we recognized special charges of $148.0 million related to the Merger including: $45.0 million transaction costs; $71.0 million severance and other employment related costs; and $32.0 million other costs. Transaction costs included expenses related to the Merger such as fees paid for investment bankers, attorneys, accountants and printers. Severance and other employment related costs included contractual severance and other benefits due to certain executives. Other costs included the write-off of computer equipment and related software that will no longer be used, losses for facilities to be vacated, increases to legal expense accruals, and various other costs.

       10. SHAREHOLDERS' EQUITY:

       We are authorized to issue up to 20 million shares of preferred stock. On December 15, 1999, we issued $500.0 million (2.6 million shares) of Series F Common-Linked Convertible Preferred Stock (the "Series F Preferred Stock") to Thomas H. Lee Company and affiliated investors. The Series F Preferred Stock is convertible into Conseco common stock at a common equivalent rate of $19.25 per share. The Series F Preferred Stock pays a 4 percent dividend, of which an amount at least equal to the common dividend will be payable in cash, and the remainder may be paid in additional Series F shares valued at $19.25 per share. In September 2000, we suspended the payment of common stock dividends, so the entire third and fourth quarter dividends on the Series F shares were paid in additional Series F shares. The Series F Preferred Stock ranks senior to the common stock outstanding and has a liquidation preference of $192.50 per share plus all declared and unpaid dividends.

       In February 1999, we redeemed all $105.5 million (carrying value) of outstanding shares of Preferred Redeemable Increased Dividend Equity Securities, 7% PRIDES Convertible Preferred Stock ("PRIDES") in exchange for 5.9 million shares of Conseco common stock.

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           --------------------------


       Changes in the number of shares of common stock outstanding during the years ended December 31, 2000, 1999 and 1998 were as follows:

                                                                                       2000           1999          1998
                                                                                       ----           ----          ----
                                                                                              (Shares in thousands)
Balance, beginning of year..........................................................  327,679        315,844       310,012
    Stock options exercised.........................................................       94          5,130         9,125
    Stock warrants exercised........................................................      -              -             862
    Issuance of shares..............................................................      -            3,582           -
    Common shares converted from convertible subordinated debentures................      -              -           2,246
    Common shares converted from PRIDES.............................................      -            5,904           578
    Shares issued under employee benefit compensation plans:
       Deferred compensation plan of former Chairman and Chief
          Executive Officer.........................................................    1,491            -             -
       Other........................................................................      301            126            46
    Settlement of forward contract and common stock acquired........................   (4,247)        (2,907)       (7,025)
                                                                                      --------       --------      --------

Balance, end of year................................................................  325,318        327,679       315,844
                                                                                      =======        =======       =======

       Dividends declared on common stock for 2000, 1999 and 1998, were $.10, $.580 and $.530 per common share, respectively. As part of our plan to strengthen our capital structure, the Board of Directors reduced the cash dividend on our common stock to a quarterly rate of 5 cents per share, which was paid in April and July of 2000. In September 2000, cash dividend payments on our common stock were suspended. The amended bank credit facilities prohibit the payment of cash dividends on our common stock until the Company has received investment grade ratings on its outstanding public debt and the bank credit facilities maturing in December 2001 are paid in full.

       During 1999, we sold 3.6 million shares of our common stock to an unaffiliated party (the "Buyer"). Simultaneous with the issuance of the common stock, we entered into a forward transaction with the Buyer to be settled at $29.0625 per share in a method of our choosing (i.e., cash settlement, transfer of net shares to or from the Buyer, or transfer of net cash to or from the Buyer). We settled the contract in March 2000 by repurchasing 3.6 million shares held by the Buyer.

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

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           --------------------------


       The stock option activity and related information includes the combined activity and information of both Conseco and Conseco Finance for all periods. A summary of the Company's stock option activity and related information for the years ended December 31, 2000, 1999 and 1998, is presented below (shares in thousands):

                                                   2000                       1999                     1998
                                          ---------------------     ----------------------    ----------------------
                                                        Weighted                  Weighted                  Weighted
                                                         average                   average                   average
                                                        exercise                  exercise                  exercise
                                          Shares          price      Shares         price      Shares         price
                                          ------          -----      ------         -----      ------         -----

Outstanding at the beginning of year....  33,750       $32.15       32,085       $30.91        33,511        $24.78

Options granted (a).....................  18,404         7.10        7,725        26.37        12,685         38.35

Exercised...............................     (95)        8.15       (5,130)       15.83        (9,125)        19.36
Forfeited or terminated................. (15,952)       34.56         (930)       30.37        (4,986)        29.78
                                         -------                    -------                    -------

Outstanding at the end of the year......  36,107        18.38       33,750        32.15        32,085         30.91
                                          ======                    ======                     ======

Options exercisable at year-end.........  13,905                    19,937                     16,213
                                          ======                    ======                     ======

Available for future grant............    34,853                    37,290                     32,873
                                          ======                    ======                     ======

--------------------
(a) Options granted during 2000 included: (i) options to purchase 2,000,000 shares of Conseco common stock at a price of $5.75 per share issued to the former Chairman and Chief Executive Officer, expiring in April 2003; (ii) options to purchase 600,000 shares of Conseco common stock at a price of $5.75 per share issued to the former Chief Financial Officer, expiring in April 2003; and (iii) options to purchase 10,000,000 shares of Conseco common stock at a price of $5.875 per share issued to the new Chief Executive officer, expiring June 2010.

       The following table summarizes information about stock options outstanding at December 31, 2000 (shares in thousands):

                                                      Options outstanding                  Options exercisable
                                            ----------------------------------------    ------------------------
                                                            Weighted        Weighted                    Weighted
                                                             average         average                     average
Range of                                      Number        remaining       exercise      Number        exercise
exercise prices                             outstanding  life (in years)      price     exercisable       price
---------------                             -----------  ---------------      -----     -----------       -----

  $5.00-      16.57......................   19,466            7.6            $ 7.53        4,702        $ 8.95
  17.63-      26.19......................    6,664            7.0             23.57        3,765         24.30
  27.19-      30.41......................    2,103           12.0             30.11          806         29.72
  30.73  -    45.84.....................     6,640            6.0             35.33        4,452         35.64
  46.71  -    51.28.....................     1,234            7.3             50.41          180         48.76
                                            ------                                        ------

                                            36,107                                        13,905
                                            ======                                        ======

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           --------------------------


       We apply Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations in accounting for our stock option plans. Since the amount an employee must pay to acquire the stock is equal to the market price of the stock on the grant date, no compensation cost has been recognized for our stock option plans. Had compensation cost been determined based on the fair value at the grant dates for awards granted after January 1, 1995, consistent with the method of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", the Company's pro forma net income and pro forma earnings per share for the years ended December 31, 2000, 1999 and 1998 would have been as follows:

                                                   2000                        1999                          1998
                                         -------------------------   -------------------------     ------------------------
                                         As reported     Pro forma   As reported     Pro forma     As reported    Pro forma
                                         -----------     ---------   -----------     ---------     -----------    ---------
                                                            (Dollars in millions, except per share amounts)

Net income (loss)..................... $(1,191.2)     $(1,218.3)       $595.0          $559.9        $467.1        $389.9
Basic earnings (loss) per share.......     (3.69)         (3.77)         1.83            1.73          1.47          1.23
Diluted earnings (loss) per share.....     (3.69)         (3.77)         1.79            1.69          1.40          1.17


       We estimated the fair value of each option grant used to determine the pro forma amounts summarized above using the Black-Scholes option valuation model with the following weighted average assumptions for 2000, 1999 and 1998:

                                                     2000 Grants               1999 Grants               1998 Grants
                                                     -----------               -----------               -----------

Weighted average risk-free interest rates......           6.3%                       5.6%                   5.4%
Weighted average dividend yields...............           2.4%                       2.2%                   1.2%
Volatility factors.............................            40%                        35%                    35%
Weighted average expected life.................     6.1 years                    4 years                4 years
Weighted average fair value per share..........         $2.84                      $7.34                 $12.16


       At December 31, 2000, a total of 125 million shares of common stock were reserved for issuance under stock options, stock bonus and deferred compensation plans, Series F Preferred Stock, warrants to buy 700,000 shares of Conseco common stock for $19.71 per share at anytime through September 29, 2006 and warrants to buy 10,500,000 shares of Conseco common stock for $5.75 at any time through June 2005.

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           --------------------------


       A reconciliation of income and shares used to calculate basic and diluted earnings per share is as follows:

                                                                                 2000          1999           1998
                                                                                 ----          ----           ----
                                                                           (Dollars in millions and shares in thousands)
Income (loss):
   Net income (loss)...................................................     $(1,191.2)        $595.0          $467.1
   Preferred stock dividends...........................................          11.0            1.5             7.8
                                                                            ---------         ------          ------

     Income (loss) applicable to common ownership for basic
       earnings per share..............................................      (1,202.2)         593.5           459.3

   Effect of dilutive securities:
     Preferred stock dividends.........................................           -              1.5             7.8
                                                                            ---------         ------          ------

     Income (loss) applicable to common ownership and assumed
       conversions for diluted earnings per share......................     $(1,202.2)        $595.0          $467.1
                                                                            =========         ======          ======

Shares:
   Weighted average shares outstanding for basic earnings per share....       325,953        324,635         311,785
   Effect of dilutive securities on weighted average shares:
     Stock options.....................................................          -             2,231           8,317
     Employee benefit plans............................................          -             2,064           1,942
     PRIDES............................................................          -             1,643           6,141
     Convertible securities............................................          -             1,959           4,516
     Forward purchase agreement........................................          -               361             -
                                                                            ---------         ------          ------

       Dilutive potential common shares................................          -             8,258          20,916
                                                                            ---------         ------          ------

         Weighted average shares outstanding for diluted earnings
           per share...................................................       325,953        332,893         332,701
                                                                              =======        =======         =======

There were no dilutive common stock equivalents during 2000 because of the net loss realized by the Company.

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           --------------------------


       11. OTHER OPERATING STATEMENT DATA:

       Insurance policy income consisted of the following:

                                                                                           2000         1999         1998
                                                                                           ----         ----         ----
                                                                                                (Dollars in millions)
Traditional products:
    Direct premiums collected.........................................................  $6,307.3     $ 6,377.5   $ 6,189.5
    Reinsurance assumed...............................................................     305.4         547.8       316.0
    Reinsurance ceded.................................................................    (248.3)       (418.6)     (541.3)
                                                                                        --------     ---------   ---------

          Premiums collected, net of reinsurance......................................   6,364.4       6,506.7     5,964.2
    Change in unearned premiums.......................................................       1.1          (3.9)       29.5
    Less premiums on universal life and products
       without mortality and morbidity risk which are
       recorded as additions to insurance liabilities ................................  (2,731.1)     (3,023.3)   (2,585.7)
                                                                                        --------     ---------   ---------
          Premiums on traditional products with mortality or morbidity risk,
             recorded as insurance policy income......................................   3,634.4       3,479.5     3,408.0
Fees and surrender charges on interest-sensitive products.............................     585.9         561.0       540.8
                                                                                        --------     ---------   ---------

          Insurance policy income.....................................................  $4,220.3     $ 4,040.5   $ 3,948.8
                                                                                        ========     =========   =========

       The four states with the largest shares of 2000 collected premiums were California (9.6 percent), Illinois (8.0 percent), Florida (8.0 percent) and Texas (6.8 percent). No other state accounted for more than 6 percent of total collected premiums.

       Other operating costs and expenses were as follows:

                                                                                           2000        1999          1998
                                                                                           ----        ----          ----
                                                                                                (Dollars in millions)
Commission expense..................................................................    $  273.6     $  249.2     $  229.5
Salaries and wages..................................................................       715.8        542.0        423.4
Other...............................................................................       656.8        562.0        566.0
                                                                                        --------     --------     --------

       Total other operating costs and expenses.......................................  $1,646.2     $1,353.2     $1,218.9
                                                                                        ========     ========     ========

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           --------------------------


       Changes in the cost of policies purchased were as follows:


                                                                                           2000         1999         1998
                                                                                           ----         ----         ----
                                                                                                (Dollars in millions)

Balance, beginning of year............................................................  $2,258.5     $2,425.2    $2,466.4
    Additional acquisition expense on acquired policies...............................      14.6         17.9        75.0
    Amortization......................................................................    (275.4)      (437.2)     (369.2)
    Amounts related to fair value adjustment of actively managed fixed maturities          (78.9)       203.3       167.7
    Balance sheet reclassification adjustments........................................      49.3          -           -
    Other.............................................................................     (13.3)        49.3        85.3
                                                                                        --------     --------    --------

Balance, end of year..................................................................  $1,954.8     $2,258.5    $2,425.2
                                                                                        ========     ========    ========

       Based on current conditions and assumptions as to future events on all policies in force, the Company expects to amortize approximately 13 percent of the December 31, 2000, balance of cost of policies purchased in 2001, 11 percent in 2002, 9 percent in 2003, 8 percent in 2004 and 7 percent in 2005. The discount rates used to determine the amortization of the cost of policies purchased averaged 7 percent in each of the three years ended December 31, 2000.

       Changes in the cost of policies produced were as follows:

                                                                                           2000         1999         1998
                                                                                           ----         ----         ----
                                                                                                (Dollars in millions)

Balance, beginning of year............................................................  $2,087.4     $1,453.9    $  915.2
   Additions..........................................................................     779.7        799.0       707.0
   Amortization.......................................................................    (286.8)      (242.1)     (219.5)
   Amounts related to fair value adjustment of actively managed fixed maturities             7.4         77.4        50.0
   Balance sheet reclassification adjustments.........................................     (87.9)         -           -
   Reinsurance and other..............................................................     (19.3)         (.8)        1.2
                                                                                        --------     --------    --------

Balance, end of year..................................................................  $2,480.5     $2,087.4    $1,453.9
                                                                                        ========     ========    ========

       12. CONSOLIDATED STATEMENT OF CASH FLOWS:

       The following disclosures supplement our consolidated statement of cash flows:

                                                                                           2000         1999         1998
                                                                                           ----         ----         ----
                                                                                                (Dollars in millions)

Non-cash items not reflected in the investing and financing  activities  section of the consolidated statement of cash flows:
     Issuance of common stock under stock option and employee benefit plans.............   $ 5.8       $ 28.2        $ 9.2
     Issuance of convertible preferred shares...........................................     8.4          -            -
     Issuance of warrants to Lehman.....................................................    48.1          -            -
     Issuance of warrants to General Electric Corporation...............................    21.0          -            -
     Tax benefit related to the issuance of common stock under employee benefit plans        -           25.0         63.1
     Conversion of preferred stock and convertible debentures into common stock              -          105.5         77.7
     Shares returned by former executive due to recomputation of bonus..................     -            -           23.4


                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           --------------------------


       The following reconciles net income to net cash provided by operating activities:

                                                                                             2000          1999         1998
                                                                                             ----          ----         ----
                                                                                                   (Dollars in millions)
Cash flows from operating activities:
   Net income (loss)...................................................................   $(1,191.2)      $  595.0      $ 467.1
   Adjustments to reconcile net income (loss) to net cash provided by operating activities:
       Gain on sale of finance receivables.............................................        (7.5)        (550.6)      (745.0)
       Points and origination fees received............................................         -            390.0        298.3
       Interest-only securities investment income......................................      (106.6)        (185.1)      (132.9)
       Cash received from interest-only securities, net................................       187.6          442.6        358.0
       Servicing income................................................................      (108.2)        (165.3)      (140.0)
       Cash received from servicing activities.........................................       123.8          175.7        159.9
       Provision for losses............................................................       585.7          147.6         44.2
       Amortization and depreciation...................................................       745.9          844.3        775.9
       Income taxes....................................................................      (528.4)         191.3         86.7
       Insurance liabilities...........................................................       539.7          516.3         77.8
       Accrual and amortization of investment income...................................       168.5         (578.2)       (73.3)
       Deferral of cost of policies produced and purchased.............................      (794.3)        (816.9)      (782.0)
       Impairment charges..............................................................       515.7          554.3        549.4
       Special charges.................................................................       483.1           (7.6)        54.3
       Cumulative effect of change in accounting.......................................        85.2            -            -
       Minority interest...............................................................       223.5          204.2        137.5
       Extraordinary charge on extinguishment of debt..................................         -              -           66.4
       Net investment (gains) losses...................................................       358.3          156.2       (208.2)
       Other...........................................................................       (75.5)         (40.1)       (14.5)
       Payment of taxes in settlement of prior years...................................          -           (85.1)          -
                                                                                          ----------      --------      -------

         Net cash provided by operating activities.....................................   $ 1,205.3       $1,788.6      $ 979.6
                                                                                          =========       ========      =======

       13. STATUTORY INFORMATION:

       Statutory accounting practices prescribed or permitted by regulatory authorities for the Company's insurance subsidiaries differ from GAAP. Our insurance subsidiaries reported the following amounts to regulatory agencies, after appropriate elimination of intercompany accounts:

                                                                                                      2000          1999
                                                                                                      ----          ----
                                                                                                     (Dollars in millions)

Statutory capital and surplus....................................................................   $1,881.8     $2,170.5
Asset valuation reserve..........................................................................      266.8        362.8
Interest maintenance reserve.....................................................................      381.0        504.3
Portion of surplus debenture carried as a liability .............................................         -          33.4
                                                                                                    ---------    --------

      Total......................................................................................   $2,529.6     $3,071.0
                                                                                                    ========     ========

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           --------------------------


       The statutory capital and surplus shown above included investments in up-stream affiliates, all of which were eliminated in the consolidated financial statements prepared in accordance with GAAP, as follows:

                                                                                                      2000          1999
                                                                                                      ----          ----
                                                                                                     (Dollars in millions)

Securitization  debt issued by special  purpose  entities and  guaranteed by our finance subsidiary,  all of which was purchased by our insurance subsidiaries
   prior to the acquisition of Conseco Finance (a).................................................   $ 72.1       $ 72.6

Preferred and common stock of intermediate holding company.........................................    192.7        201.8

Common stock of Conseco (39.8 million shares)......................................................     44.1         59.6

Other..............................................................................................      2.5          2.5
                                                                                                      ------       ------

      Total........................................................................................   $311.4       $336.5
                                                                                                      ======       ======

--------------------
(a) Total par value, amortized cost and fair value of securities issued by special purpose entities which hold loans originated by our finance subsidiary (including the securities that are not guaranteed by Conseco Finance, and therefore are not considered affiliated investments) were $283.7 million, $278.9 million and $261.1 million, respectively.

       The statutory net income (loss) of our life insurance subsidiaries was $(70.8) million, $181.1 million and $276.0 million in 2000, 1999 and 1998, respectively. Included in such net income (loss) are net realized capital gains (losses), net of income taxes, of $(200.8) million, $1.2 million and $(6.5) million in 2000, 1999 and 1998, respectively. In addition, the insurance subsidiaries pay fees and interest to Conseco or its non-life subsidiaries; such amounts totaled $264.4 million, $274.3 million and $205.1 million in 2000, 1999 and 1998, respectively.

       State insurance laws generally restrict the ability of insurance companies to pay dividends or make other distributions. In 2001, our insurance subsidiaries may pay dividends to Conseco of $162.3 million without permission from state regulatory authorities. During 2000, our insurance subsidiaries paid dividends to Conseco totaling $178.0 million.

       In 1998, the National Association of Insurance Commissioners adopted codified statutory accounting principles in a process referred to as codification. Such principles are summarized in the Accounting Practices and Procedures Manual. The revised manual is effective January 1, 2001. The domiciliary states of our insurance subsidiaries have adopted the provisions of the revised manual or, with respect to some states, adopted the manual with certain modifications. The revised manual has changed, to some extent, prescribed statutory accounting practices and will result in changes to the accounting practices that our insurance subsidiaries use to prepare their statutory-basis financial statements. However, we believe the impact of these changes to our insurance subsidiaries' statutory-based capital and surplus as of January 1, 2001, will not be significant.

       14. BUSINESS SEGMENTS:

       We manage our business operations through two segments, based on the products offered in addition to the corporate segment.

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

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           --------------------------


marketing. Fee-based activities include services performed for other companies, including: (i) investment management; and (ii) insurance product marketing.

       Corporate and other segment. Our corporate segment includes certain investment activities, such as our venture capital investment in the wireless communication company, TeleCorp, and our ownership interest in the riverboat casino in Lawrenceberg, Indiana. In addition, the corporate segment includes interest expense related to the Company's corporate debt, special corporate charges, income from the major medical lines of business which we intend to sell and other income and expenses. Corporate expenses are net of charges to our subsidiaries for services provided by the corporate operations.

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           --------------------------


Segment operating information was as follows:

                                                                                  2000         1999         1998
                                                                                  ----         ----         ----
                                                                                       (Dollars in millions)
Revenues:
   Insurance and fee-based segment:
     Insurance policy income:
       Annuities.............................................................  $  137.5     $  102.5      $   98.7
       Supplemental health...................................................   2,136.6      2,058.1       1,980.9
       Life  ................................................................     892.8        881.7         844.1
       Other.................................................................     148.1        132.0         135.9
     Net investment income (a)...............................................   2,017.7      2,178.3       2,023.1
     Fee and other revenue (a)...............................................     129.0        111.7          86.1
     Net gains (losses) from the sale of investments (a).....................    (358.3)      (156.2)        208.2
                                                                               --------     --------      --------

       Total insurance and fee-based segment revenues........................   5,103.4      5,308.1       5,377.0
                                                                               --------     --------      --------

   Finance segment:
     Net investment income:
       Interest-only securities (a)..........................................     106.6        185.1         132.9
       Manufactured housing..................................................     538.6        101.1          21.1
       Mortgage services.....................................................     672.1        158.7          62.6
       Consumer/credit card..................................................     365.2        199.6          98.2
       Commercial............................................................     261.4        112.3          62.0
       Other (a).............................................................      96.5         75.4          51.6
     Gain on sale:
       Securitization transactions:
         Manufactured housing................................................       -          307.8         294.8
         Mortgage services...................................................       -          196.2         332.5
         Consumer/credit card................................................       -           13.6          47.7
         Commercial..........................................................       -           27.2          44.7
         Other...............................................................       -            5.8          25.3
       Whole-loan sales......................................................       7.5          -             -
     Fee revenue and other income............................................     369.0        372.7         260.4
                                                                               --------     --------      --------

       Total finance segment revenues........................................   2,416.9      1,755.5       1,433.8
                                                                               --------     --------      --------

   Corporate and other:
     Net investment income...................................................      51.8         32.3          26.9
     Venture capital income (loss) related to investment in TeleCorp.........    (199.5)       354.8           -
     Revenue from major medical lines, which the Company intends to sell          946.3        900.4         920.6
     Other income............................................................       6.7          6.1           5.7
                                                                               --------     --------      --------

       Total corporate segment revenues......................................     805.3      1,293.6         953.2
                                                                               --------     --------      --------

   Eliminations..............................................................     (29.2)       (21.5)         (3.8)
                                                                               --------     --------      --------

       Total revenues........................................................   8,296.4      8,335.7       7,760.2
                                                                               --------     --------      --------

Expenses:
   Insurance and fee-based segment:
     Insurance policy benefits...............................................   3,313.5      3,156.5       2,947.4
     Amortization............................................................     673.9        607.9         691.8
     Interest expense........................................................      18.6         57.9          65.3
     Other operating costs and expenses......................................     689.9        567.2         487.7
                                                                               --------     --------      --------

       Total insurance and fee-based segment expenses........................   4,695.9      4,389.5       4,192.2
                                                                               --------     --------      --------


                          (continued on following page)





                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           --------------------------


                                                                                  2000         1999         1998
                                                                                  ----         ----         ----
                                                                                       (Dollars in millions)
                                                                                   (continued from previous page)
   Finance segment:
     Provision for losses....................................................     354.2        128.7          44.2
     Interest expense........................................................   1,152.4        341.3         213.7
     Special charges.........................................................     394.3          -           148.0
     Impairment charges......................................................     515.7        554.3         549.4
     Other operating costs and expenses......................................     753.5        697.2         591.9
                                                                              ---------     --------      --------

       Total finance segment expenses........................................   3,170.1      1,721.5       1,547.2
                                                                              ---------     --------      --------

Corporate and other:
   Interest expense on corporate debt........................................     310.7        182.8         165.4
   Provision for losses......................................................     231.5         18.9           -
   Expenses from major medical lines, which the Company intends to sell           997.6        862.1         812.3
   Special charges and other corporate expenses, less charges to
     subsidiaries for services provided......................................     281.6         31.5           1.2
                                                                              ----------    --------      --------

       Total corporate segment expenses......................................   1,821.4      1,095.3         978.9
                                                                              ---------     --------      --------

   Eliminations..............................................................     (29.2)       (21.5)         (3.8)
                                                                              ---------     --------      --------

       Total expenses........................................................   9,658.2      7,184.8       6,714.5
                                                                              ---------     --------      --------

Income (loss) before income taxes, minority interest and extraordinary charge:
     Insurance and fee-based operations......................................     407.5        918.6       1,184.8
     Finance operations......................................................    (753.2)        34.0        (113.4)
     Corporate interest and other expenses...................................  (1,016.1)       198.3         (25.7)
                                                                              ---------     --------      --------

       Income (loss) before income taxes, minority interest,
         extraordinary charge and cumulative
         effect of accounting change......................................... $(1,361.8)    $1,150.9      $1,045.7
                                                                              =========     ========      ========


       Segment balance sheet information was as follows:

                                                                                    2000         1999
                                                                                    ----         ----
                                                                                  (Dollars in millions)

Assets:
   Insurance and fee-based.................................................        $36,943.4    $37,382.5
   Finance.................................................................         20,819.4     14,454.7
   Corporate...............................................................         12,641.5     13,334.9
   Eliminate intercompany amounts..........................................        (11,815.1)   (12,986.2)
                                                                                   ---------    ---------

        Total assets.......................................................       $ 58,589.2    $52,185.9
                                                                                  ==========    =========

Liabilities:
   Insurance and fee-based.................................................       $ 27,629.2    $27,160.4
   Finance.................................................................         18,730.2     12,019.7
   Corporate...............................................................          5,863.2      5,139.6
   Eliminate intercompany amounts..........................................           (411.7)      (329.1)
                                                                                  ----------    ---------

        Total liabilities..................................................       $ 51,810.9    $43,990.6
                                                                                  ==========    =========










                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           --------------------------


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

                                                                           1stQtr.(a)  2nd Qtr.(a)  3rd Qtr.(a)  4th Qtr.(a)
                                                                           ----------  -----------  -----------  -----------
                                                                             (Dollars in millions, except per share data)

2000
----
   Revenues.................................................................$2,205.9    $1,965.2     $1,955.3     $2,170.0
   Income (loss) before income taxes, minority interest, extraordinary
     charge and cumulative effect of accounting change .....................   191.8      (477.2)      (571.6)      (504.8)
   Net income (loss)........................................................    77.4      (404.7)      (487.3)      (376.6)

   Net income (loss) per common share:
     Basic:
       Income (loss) before extraordinary charge and cumulative effect
          of accounting change .............................................    $.22      $(1.25)      $(1.32)      $(1.16)
       Extraordinary charge.................................................     -           -           (.01)         -
       Cumulative effect of accounting change...............................     -           -           (.17)         -
                                                                                ----      ------       ------       ------

          Net income (loss).................................................    $.22      $(1.25)      $(1.50)      $(1.16)
                                                                                ====      ======       ======       ======

     Diluted:
       Income (loss) before extraordinary charge and cumulative effect
          of accounting change..............................................    $.22      $(1.25)      $(1.32)      $(1.16)
       Extraordinary charge.................................................     -           -           (.01)         -
       Cumulative effect of accounting change...............................     -           -           (.17)         -
                                                                                ----      ------       ------       ------

          Net income (loss).................................................    $.22      $(1.25)      $(1.50)      $(1.16)
                                                                                ====      ======       ======       ======

                                                                    1st Qtr.(b)    2nd Qtr.(b)      3rd Qtr.(b)     4th Qtr.(b)
                                                                    -----------    -----------      -----------     -----------
                                                                             (Dollars in millions, except per share data)

1999
----
   Revenues......................................................   $1,986.6        $2,023.7          $1,889.7       $2,435.7
   Income (loss) before income taxes and minority interest ......      492.8           373.5             311.1          (26.5)
   Net income (loss).............................................      287.8           213.3             155.6          (61.7)

   Net income per common share:
     Basic:
          Net income (loss)......................................       $.90            $.66              $.48          $(.19)
                                                                        ====            ====              ====          =====

     Diluted:
          Net income (loss)......................................       $.87            $.64              $.47          $(.19)
                                                                        ====            ====              ====          ======







                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           --------------------------


--------------------
(a)    Included in the first, second, third and fourth quarters of 2000 are the following items:




                                                                                   2000
                                                              ------------------------------------------------
                                                              1st Qtr.      2nd Qtr.     3rd Qtr.     4th Qtr.
                                                              --------      --------     --------     --------
                                                                              (Dollars in millions)


      Impairment charges:
         Before tax.........................................    $  2.5       $  9.6       $205.0       $298.6
         After tax..........................................       1.6          6.0        129.2        188.1

       Special charges:
         Before tax.........................................       -          327.2        253.3        118.8
         After tax..........................................       -          254.0        178.7         85.6

       Provision for losses related to loan guarantees:
         Before tax.........................................      23.4         68.6         19.5        120.0
         After tax..........................................      14.7         44.6         12.7         78.0

       Venture capital (income) loss, net of amortization
         and expenses:
           Before tax.......................................     (76.1)        75.5        165.5        (12.0)
           After tax........................................     (47.9)        47.5        107.6         (7.8)



(b) Included in the first, second, third and fourth quarters of 1999 are impairment charges of $12.2 million ($7.7 million after tax), $71.6 million ($45.1 million after tax), $100.1 million ($63.1 million after tax) and $370.4 million ($233.3 million after tax), respectively. Also included in the fourth quarter of 1999 is: (i) a provision for losses related to loan guarantees of $18.9 million ($11.9 million after tax); and (ii) venture capital income, net of amortization and expenses, of $261.5 million ($170.0 million after tax).

       ITEM 9. DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

       None.

                                    PART III

       The information required by Part III is hereby incorporated by reference from the Registrant's definitive proxy statement to be filed with the Commission pursuant to Regulation 14A within 120 days after December 31, 2000 except that the information required by Item 10 regarding Executive Officers is included herein under a separate caption at the end of Part I.

                                     PART IV

       ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

    (a) 1. Financial Statements. See Index to Consolidated Financial Statements on page 55 for a list of financial statements included in this Report.

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

          3. Exhibits. See Exhibit Index immediately preceding the Exhibits filed with this report


    (b)   Reports on Form 8-K

          A report on Form 8-K dated December 8, 2000, was filed with the Commission to report under Item 5, that the Registrant had executed a definitive agreement to sell substantially all of the "Vendor Services" business of its subsidiary, Conseco Finance Corp. to Wells Fargo Financial Leasing, Inc.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 30th day of March, 2001.

                                  CONSECO, INC.

                                  By:  /s/ CHARLES B. CHOKEL
                                       ---------------------------------
                                         Charles B. Chokel, Executive Vice
                                           President and Chief Financial
                                           Officer (authorized officer and
                                           principal financial officer)


     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


Signature                                        Title (Capacity)                                Date
---------                                        ----------------                                ----

/s/ GARY C. WENDT                                Chairman of the Board,                          March 30, 2001
----------------------------                     Chief Executive Officer and
Gary C. Wendt                                    Director (Principal Executive
                                                 Officer)

/s/ JAMES S. ADAMS                               Senior Vice President, Chief                    March 30, 2001
----------------------------                     Accounting Officer and Treasurer
James S. Adams                                   (Principal Accounting Officer)

/s/ LAWRENCE M. COSS                             Director                                        March 30, 2001
-----------------------------
Lawrence M. Coss

/s/ THOMAS M. HAGERTY                            Director                                        March 30, 2001
-----------------------------
Thomas M. Hagerty

/s/ M. PHIL HATHAWAY                             Director                                        March 30, 2001
-----------------------------
M. Phil Hathaway

/s/ JOHN M. MUTZ                                 Director                                        March 30, 2001
----------------------------
John M. Mutz

/s/ ROBERT S. NICKOLOFF                          Director                                        March 30, 2001
----------------------------
Robert S. Nickoloff

/s/ DAVID V. HARKINS                             Director                                        March 30, 2001
----------------------------
David V. Harkins

/s/ CHARLES B. CHOKEL                            Executive Vice President                        March 30, 2001
-----------------------------                    and Chief Financial Officer
Charles B. Chokel                                (Principal Financial Officer)


                        REPORT OF INDEPENDENT ACCOUNTANTS
                        ON FINANCIAL STATEMENT SCHEDULES





To the Shareholders and
Board of Directors
Conseco, Inc.


     Our report on the consolidated financial statements of Conseco, Inc. and Subsidiaries is included on page 56 of this Form 10-K. In connection with our audits of such financial statements, we have also audited the related financial statement schedules listed in the index on page 111 of this Form 10-K. In our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.

     As discussed in note 1 to the consolidated financial statements, the Company adopted EITF Issue No. 99-20, "Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets" in 2000.




                                                /s/ PricewaterhouseCoopers LLP
                                                -------------------------------
                                                PricewaterhouseCoopers LLP


Indianapolis, Indiana
March 26, 2001


                         CONSECO, INC. AND SUBSIDIARIES

                                   SCHEDULE II

         Condensed Financial Information of Registrant (Parent Company)
                                  Balance Sheet
                        as of December 31, 2000 and 1999
                              (Dollars in millions)

                                     ASSETS
                                                                                                  2000           1999
                                                                                                  ----           ----

Cash and cash equivalents.................................................................      $   294.0    $     1.9
Cash held in segregated accounts for the payment of debt..................................           81.9          -
Other invested assets.....................................................................          102.5        111.2
Investment in wholly owned subsidiaries (eliminated in consolidation).....................        9,825.7      9,838.4
Notes receivable related to finance (eliminated in consolidation).........................          786.7      2,142.4
Receivable from subsidiaries (eliminated in consolidation)................................        1,202.7      1,005.4
Income taxes..............................................................................          301.4        210.7
Other assets..............................................................................           46.6         24.9
                                                                                                ---------    ---------

          Total assets....................................................................      $12,641.5    $13,334.9
                                                                                                =========    =========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
    Notes payable and commercial paper....................................................      $ 5,055.0    $ 4,624.2
    Notes and other payables due to subsidiaries (eliminated in consolidation)............          411.7        329.1
    Other liabilities.....................................................................          396.5        186.3
                                                                                                ---------    ---------

          Total liabilities...............................................................        5,863.2      5,139.6
                                                                                                ---------    ---------

Company-obligated mandatorily redeemable preferred securities of subsidiary trusts                2,403.9      2,639.1

Shareholders' equity:
    Preferred stock.......................................................................          486.8        478.4
    Common stock and additional paid-in capital (no par value, 1,000,000,000 shares authorized, shares issued and outstanding: 2000 - 325,318,457; 1999 -
          327,678,638) ...................................................................        2,911.8      2,987.1
    Accumulated other comprehensive loss..................................................         (651.0)      (771.6)
    Retained earnings.....................................................................        1,626.8      2,862.3
                                                                                                ---------    ---------

          Total shareholders' equity......................................................        4,374.4      5,556.2
                                                                                                ---------    ---------

          Total liabilities and shareholders' equity......................................      $12,641.5    $13,334.9
                                                                                                =========    =========











                    The accompanying note is an integral part
                     of the condensed financial information.


                         CONSECO, INC. AND SUBSIDIARIES

                                   SCHEDULE II
         Condensed Financial Information of Registrant (Parent Company)
                             Statement of Operations
              for the years ended December 31, 2000, 1999 and 1998
                              (Dollars in millions)

                                                                                        2000          1999         1998
                                                                                        ----          ----         ----
Revenues:
   Net investment income..........................................................  $    77.3       $ 65.6        $ 74.3
   Dividends from subsidiaries (eliminated in consolidation)......................      178.0        294.7         173.4
   Fee and interest income from subsidiaries (eliminated in consolidation)........      347.3        242.3         111.0
   Net investment losses..........................................................      (66.8)        (5.4)        (15.3)
   Other income...................................................................        7.6          7.5          14.5
                                                                                    ----------      ------        ------

       Total revenues.............................................................      543.4        604.7         357.9
                                                                                    ---------       ------        ------

Expenses:
   Interest expense on notes payable..............................................      286.1        169.6         165.4
   Provision for loss.............................................................      231.5         18.9           -
   Intercompany expenses (eliminated in consolidation)............................      182.7        118.9          47.0
   Operating costs and expenses...................................................       34.6         13.2          22.1
   Special charges................................................................      281.6          -             -
                                                                                    ---------       ------        ------

       Total expenses.............................................................    1,016.5        320.6         234.5
                                                                                    ---------       ------        ------

       Income (loss) before income taxes,  equity in  undistributed  earnings of subsidiaries, distributions on Company-obligated mandatorily redeemable
         preferred securities of subsidiary trusts and extraordinary charge.......     (473.1)       284.1         123.4

Income tax expense (benefit)......................................................     (131.8)        (2.6)         18.9
                                                                                    ---------       ------        ------

       Income (loss) before equity in  undistributed  earnings of  subsidiaries, distributions on Company-obligated mandatorily redeemable preferred
         securities of subsidiary trusts and extraordinary charge.................     (341.3)       286.7         104.5

Equity in undistributed earnings of subsidiaries (eliminated in consolidation)....     (699.6)       441.1         495.6
                                                                                    ----------      -------       ------

       Income (loss) before distributions on Company-obligated mandatorily
         preferred securities of subsidiary trusts and extraordinary charge.......   (1,040.9)       727.8         600.1

Distributions on Company-obligated mandatorily redeemable preferred securities
   of subsidiary trusts...........................................................      145.3        132.8          90.4
                                                                                    ---------       ------        ------

       Income (loss) before extraordinary charge..................................   (1,186.2)       595.0         509.7

Extraordinary charge on extinguishment of debt, net of tax........................        5.0          -            42.6
                                                                                    ---------       ------        ------

       Net income (loss)..........................................................   (1,191.2)       595.0         467.1

Preferred stock dividends.........................................................       11.0          1.5           7.8
                                                                                    ---------       ------        ------

       Earnings (loss) applicable to common stock.................................  $(1,202.2)      $593.5        $459.3
                                                                                    =========       ======        ======






                    The accompanying note is an integral part
                     of the condensed financial information.




                         CONSECO, INC. AND SUBSIDIARIES

                                   SCHEDULE II

         Condensed Financial Information of Registrant (Parent Company)

                             Statement of Cash Flows
              for the years ended December 31, 2000, 1999 and 1998
                              (Dollars in millions)

                                                                                           2000         1999         1998
                                                                                           ----         ----         ----
Cash flows from operating activities:
     Net income (loss)..............................................................   $(1,191.2)   $   595.0    $   467.1
     Adjustments to reconcile net income to net cash
       provided by operating activities:
         Equity in undistributed earnings of consolidated subsidiaries *............       699.6       (441.1)      (495.6)
         Provision for loss on loan guarantees......................................       231.5         18.9          -
         Net investment losses......................................................        66.8          5.4         15.3
         Income taxes ..............................................................      (265.2)       (78.9)       (79.7)
         Extraordinary charge on extinguishment of debt.............................         -            -           65.3
         Distributions on Company-obligated mandatorily redeemable preferred
           securities of subsidiary trusts..........................................       223.5        204.2        137.5
         Special charges............................................................       112.1          -            -
         Other......................................................................       (14.9)       (20.7)        53.1
                                                                                       ---------    ---------    ---------
         Net cash provided (used) by operating activities...........................      (137.8)       282.8        163.0
                                                                                       ---------    ---------    ---------

Cash flows from investing activities:
   Sales and maturities of investments..............................................       228.2        187.9         68.8
   Investments and advances to consolidated subsidiaries *..........................    (1,427.2)    (1,806.3)    (1,176.8)
   Purchases of investments.........................................................      (220.0)      (203.3)       (72.4)
   Payments from subsidiaries *.....................................................     2,218.0         62.1         63.7
                                                                                       ---------    ----------   ---------

         Net cash provided (used) by investing activities...........................       799.0     (1,759.6)    (1,116.7)
                                                                                        --------    ---------    ----------

Cash flows from financing activities:
   Issuance of common and convertible preferred shares..............................          .8        588.4        121.3
   Issuance of Company-obligated mandatorily redeemable preferred securities
     of subsidiary trusts...........................................................         -          534.3        710.8
   Repurchase of Company-obligated mandatorily redeemable preferred
     securities of subsidiary trusts................................................      (250.0)         -            -
   Issuance of notes payable and commercial paper...................................     3,537.2      4,090.2      4,122.0
   Payments on notes payable........................................................    (3,114.6)    (3,279.0)    (3,401.1)
   Payments on notes payable to affiliates *........................................        (3.1)         -            -
   Payments to repurchase equity securities of Conseco, Inc.........................      (102.6)       (29.5)      (257.4)
   Dividends to subsidiaries *......................................................       (52.8)       (66.0)       (56.7)
   Dividends and distributions on Company-obligated mandatorily redeemable
     preferred securities of subsidiary trusts......................................      (302.1)      (379.4)      (282.9)
                                                                                       ---------    ----------   ---------

         Net cash provided (used) by financing activities...........................      (287.2)     1,459.0        956.0
                                                                                       ---------    ---------    ---------

         Net increase (decrease) in cash and cash equivalents.......................       374.0        (17.8)         2.3

   Cash and cash equivalents, beginning of year.....................................         1.9         19.7         17.4
                                                                                       ---------    ---------    ---------

   Cash and cash equivalents, end of year...........................................   $   375.9    $     1.9    $    19.7
                                                                                       =========    =========    =========

*    Eliminated in consolidation


                    The accompanying note is an integral part
                     of the condensed financial information.

                         CONSECO, INC. AND SUBSIDIARIES

                                   SCHEDULE II

                     Note to Condensed Financial Information

     Basis of Presentation

     The condensed financial information should be read in conjunction with the consolidated financial statements of Conseco, Inc. The condensed financial information includes the accounts and activity of the parent company and its wholly owned non- insurance subsidiaries which act as the holding companies for the Company's life insurance subsidiaries.


                         CONSECO, INC. AND SUBSIDIARIES


                                   SCHEDULE IV

                                   Reinsurance
              for the years ended December 31, 2000, 1999 and 1998
                              (Dollars in millions)


                                                                         2000              1999             1998
                                                                         ----              ----             ----
Life insurance in force:
   Direct............................................................  $123,713.6       $126,826.7        $132,546.5
   Assumed...........................................................     5,097.2          5,414.2           1,992.7
   Ceded.............................................................   (27,530.2)       (27,687.5)        (30,768.1)
                                                                       ----------       ----------        ----------

         Net insurance in force......................................  $101,280.6       $104,553.4        $103,771.1
                                                                       ==========       ==========        ==========

         Percentage of assumed to net................................         5.0%             5.2%              1.9%
                                                                              ===              ===               ===

Premiums recorded as revenue for generally accepted accounting principles:
    Direct..........................................................     $3,577.3         $3,350.3          $3,633.3
     Assumed.........................................................       305.4            547.8             316.0
     Ceded...........................................................      (248.3)          (418.6)           (541.3)
                                                                         --------         --------          --------

         Net premiums................................................    $3,634.4         $3,479.5          $3,408.0
                                                                         ========         ========          ========

         Percentage of assumed to net................................         8.4%            15.7%              9.3%
                                                                              ===             ====               ===



Exhibit
No.                                         Document
-------                                     --------
3.1            Amended and Restated Articles of Incorporation and Articles of
               Amendment thereto of the Registrant were filed with the
               Commission as Exhibit 3.1 to the Registrant's Registration
               Statement on Form S-3 (No. 333-94683), and are incorporated herein by this reference.

3.2            Amended and Restated By-Laws of the Registrant.

4.30.1         Warrant No. 2000-2, dated September 5, 2000, issued to GE Capital
               Equity Investments, Limited.

4.30.2         Warrant No. 2000-3, dated September 5, 2000, issued to Westport
               Insurance Corporation.

4.31.1         First Amendment to the Five-Year Credit Agreement dated as of
               September 22, 2000 was filed with the Commission as Exhibit 4.1 to the Registrant's Report on Form 8-K/A, dated September 28,
               2000, and is incorporated herein by this reference.

4.31.2 Second Amendment to the 364-Day Credit Agreement and Amendment and Restatement of the $50,000,000 Extendible Commercial Notes dated as of September 22, 2000 was filed with the Commission as
               Exhibit 4.2 to the Registrant's Report on Form 8-K/A, dated
               September 28, 2000, and is incorporated herein by this reference.

4.31.3         Second Amendment to the $155 Million Credit Agreement dated as of
               September 22, 2000 was filed with the Commission as Exhibit 4.3 to the Registrant's Report on Form 8-K/A, dated September 28,
               2000, and is incorporated herein by this reference.

4.31.4         Agreement dated as of September 22, 2000 relating to the 1997
               Director and Officer Loan Credit Agreement was filed with the Commission as Exhibit 4.4 to the Registrant's Report on Form
               8-K/A, dated September 28, 2000, and is incorporated herein by this reference.

4.31.5         Agreement dated as of September 22, 2000 relating to the 1998
               Director and Officer Loan Credit Agreement was filed with the Commission as Exhibit 4.5 to the Registrant's Report on Form
               8-K/A, dated September 28, 2000, and is incorporated herein by this reference.

4.31.6         Agreement dated as of September 22, 2000 relating to the 1999
               Director and Officer Loan Credit Agreement was filed with the Commission as Exhibit 4.6 to the Registrant's Report on Form
               8-K/A, dated September 28, 2000, and is incorporated herein by this reference.

4.31.7         Guaranty and Subordination Agreement dated as of September 22,
               2000 under the Senior Secured Revolving Credit Agreement dated as of May 30, 2000 was filed with the Commission as Exhibit 4.7 to the Registrant's Report on Form 8-K/A, dated September 28, 2000, and is incorporated herein by this reference.

4.31.8         Guaranty and Subordination Agreement dated as of September 22,
               2000 under the Credit Agreement dated as of May 30, 2000 was filed with the Commission as Exhibit 4.8 to the Registrant's
               Report on Form 8-K/A, dated September 28, 2000, and is incorporated herein by this reference.

4.31.9         Guaranty and Subordination Agreement dated as of September 22,
               2000 under the Amended and Restated Credit Agreement dated as of August 26, 1997 was filed with the Commission as Exhibit 4.9 to the Registrant's Report on Form 8-K/A, dated September 28, 2000, and is incorporated herein by this reference.

4.31.10        Guaranty and Subordination Agreement dated as of September 22,
               2000 under the 364-Day Credit Agreement dated as of September 25,
               1998 was filed with the Commission as Exhibit 4.10 to the Registrant's Report on Form 8-K/A, dated September 28, 2000, and is incorporated herein by this reference.

4.31.11        Guaranty and Subordination Agreement dated as of September 22,
               2000 under the Five-Year Credit Agreement dated as of September
               25, 1998 was filed with the Commission as Exhibit 4.11 to the Registrant's Report on Form 8-K/A, dated September 28, 2000, and is incorporated herein by this reference.

4.31.12        Guaranty and Subordination Agreement dated as of September 22,
               2000 under the Credit Agreement dated as of August 28, 1998 was filed with the Commission as Exhibit 4.12 to the Registrant's
               Report on Form 8-K/A, dated September 28, 2000, and is incorporated herein by this reference.

There have not been filed as exhibits to this Form 10-K certain long-term debt instruments, none of which relates to authorized indebtedness that exceeds 10% of the consolidated assets of the Registrant. The Registrant agrees to furnish the Commission upon its request a copy of any instrument defining the rights of holders of long-term debt of the Company and its consolidated subsidiaries.

10.1.2 Employment Agreement, amended and restated as of April 6, 2000, between the Registrant and Stephen C. Hilbert was filed with the Commission as Exhibit 10.1.2 to the Registrant's Annual Report on
               Form 10-K/A for the year ended December 31, 2000 and is incorporated herein by this reference.

10.1.9         Unsecured Promissory Note of Stephen C. Hilbert dated May 13,
               1996 was filed with the Commission as Exhibit 10.1.9 to the Registrant's Annual Report on Form 10-K for the year ended
               December 31, 1996, and is incorporated herein by this reference.

10.1.11 Employment Agreement, amended and restated as of December 15, 1999, between the Registrant and John J. Sabl was filed with the Commission as Exhibit 10.1.11 to the Registrant's Report on Form
               10-K for the year ended December 31, 1999 and is incorporated herein by this reference; and Amendment to Employment Agreement, dated as of July 25, 2000, between Registrant and John J. Sabl is filed herewith.

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

10.1.16 Description of incentive compensation and severance arrangement with Edward M. Berube.

10.1.17 Promissory Note of Stephen C. Hilbert dated April 6, 2000 was filed with the Commission as Exhibit 10.1.17 to the Registrant's
               Report on Form 10-K/A for the year ended December 31, 1999, and is incorporated herein by this reference.

10.1.18 Pledge Agreement between the Registrant and Stephen C. Hilbert dated April 6, 2000 was filed with the commission as Exhibit
               10.1.18 to the Registrant's Report on Form 10-K/A for the year ended December 31, 1999, and is incorporated herein by this reference.

10.1.19        Collateral Assignment between the Registrant and Stephen C.
               Hilbert dated April 6, 2000 was filed with the commission as
               Exhibit 10.1.19 to the Registrant's Report on Form 10-K/A for the year ended December 31, 1999, and is incorporated herein by this reference.

10.1.20 Agreement, dated as of April 28, 2000, between the Registrant and Stephen C. Hilbert was filed with the Commission as Exhibit
               10.1.20 to the Registrant's Report on Form 10-K/A for the year ended December 31, 1999, and is incorporated herein by this reference.

10.1.21        Consulting Agreement, dated as of April 28, 2000, between the
               Registrant and Stephen C. Hilbert was filed with the commission as Exhibit 10.1.21 to the Registrant's Report on Form 10-K/A for the year ended December 31, 1999, and is incorporated herein by this reference.

10.1.24        Second Amendment Agreement, dated as of November 1, 1999, between
               Conseco Finance Corp. and Lawrence M. Coss was filed with the commission as Exhibit 10.1.24 to the Registrant's Report on Form
               10-K/A for the year ended December 31, 1999, and is incorporated herein by this reference.

10.1.25        Promissory Note of Bruce A. Crittenden, dated as of November 29,
               2000.

10.1.26        Promissory Note of Bruce A. Crittenden, dated as of November 20,
               1997 was filed with the commission as Exhibit 10.1.26 to the Registrant's Report on Form 10-K/A for the year ended December
               31, 1999, and is incorporated herein by this reference.

10.1.27        Employment Agreement by and between Gary C. Wendt and Conseco,
               Inc., dated as of June 28, 2000 was filed as Exhibit 10.1.27 to the Registrant's Report on Form 8-K, dated July 10, 2000, and is incorporated herein by this reference.

10.1.28 Nonqualified Stock Option Agreement by and between Gary C. Wendt and Conseco, Inc., dated as of June 28, 2000 was filed as Exhibit
               10.1.28 to the Registrant's Report on Form 8-K, dated July 10,
               2000, and is incorporated herein by this reference.

10.1.29        Restricted Stock Agreement by and between Gary C. Wendt and
               Conseco, Inc., dated as of June 28, 2000 was filed as Exhibit
               10.1.29 to the Registrant's Report on Form 8-K, dated July 10,
               2000, and is incorporated herein by this reference.

10.1.30        Employment Agreement by and between David K. Herzog and Conseco,
               Inc., dated as of August 11, 2000, was filed as Exhibit 10.1.11 to the Registrant's Report on Form 10-Q for the quarter ended
               September 30, 2000 and is incorporated herein by this reference.

10.1.31 Supplemental Retirement Agreement dated as of August 16, 2000, between Conseco, Inc. and Gary C. Wendt was filed as Exhibit
               10.1.31 to the Registrant's Report on Form 10-Q for the quarter ended September 30, 2000 and is incorporated herein by this reference.





10.1.32        Guaranty dated as of August 16, 2000, between Bankers Life and
               Casualty Company as Guarantor, and Gary C. Wendt was filed as
               Exhibit 10.1.32 to the Registrant's Report on Form 10-Q for the quarter ended September 30, 2000 and is incorporated herein by this reference.

10.1.33        Employment Agreement dated as of November 29, 2000 between
               Conseco Finance Corp. and Bruce A. Crittenden.

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

10.8.15 Green Tree Financial Corporation 1987 Stock Option Plan was filed with the Commission as an exhibit to Green Tree's Registration
               Statement on Form S-4 (File No. 33- 42249) and is incorporated herein by this reference.

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

10.8.25        Conseco, Inc. 2000 Employee Stock Purchase Program Work-Down
               Plan.

10.8.26        Conseco, Inc. 2000 Non-Employee Stock Purchase Program Work-Down
               Plan.

10.8.27        Guaranty, dated as of November 22, 2000 between Conseco, Inc., as
               Guarantor, and Bank of America, National Association, as
               Administrative Agent; Guaranty and Subordination Agreement, dated as of November 22, 2000, made by CIHC, Incorporated, as Guarantor and Subordinated Borrower, and Conseco, Inc., as Obligor and
               Subordinated Lender, in favor of Bank of America, National
               Association, as Administrative Agent under the Credit Agreement dated as of November 22, 2000; Amended and Restated Cash
               Collateral Pledge Agreement among CDOC, Inc., Bank of America,
               National Association, as Collateral Agent and as Depositary Bank, dated as of November 22, 2000; and Form of Credit Agreement, dated as of November 22, 2000 among the Borrowers, the other financial institutions party thereto and Bank of America, National Association, as Administrative Agent (Relating to
               Refinancing of certain Loans under that certain Credit Agreement, dated as of August 21, 1998).

10.8.28        Guaranty, dated as of November 22, 2000, between





               Conseco, Inc.,as Guarantor,and Bank of America, National
               Association,as Administrative Agent; Guaranty and Subordination
               Agreement, dated as of November 22, 2000 made by CIHC, Incorporated,as Guarantor and Subordinated Borrower, and Conseco,
               Inc., as Obligor and Subordinated Lender, in favor of Bank of America, National Association, as Administrative Agent under the
               Credit Agreement dated as of November 22, 2000; Amended and
               Restated Cash Collateral Pledge Agreement among CDOC, Inc., Bank of America, National Association, as Collateral Agent and as
               Depositary Bank, dated as of November 22, 2000; and the Form of Credit Agreement, dated as of November 22, 2000, among the Borrowers, the other financial institutions party thereto and Bank of America, National Association, as Administrative Agent
               (Relating to the Refinancing of Certain Loans under that certain
               Amended and Restated Credit Agreement, dated as of August 26,
               1997).

10.8.29        Guaranty, dated as of November 22, 2000, between Conseco, Inc.,as
               Guarantor, and The Chase Manhattan Bank,as Administrative Agent;
               Guaranty and Subordination Agreement, dated as of November 22,
               2000 made by CIHC, Incorporated, as Guarantor and Subordinated
               Borrower, and Conseco, Inc., as Obligor and Subordinated Lender, in favor of The Chase Manhattan Bank, as Administrative Agent under the Credit Agreement dated as of November 22, 2000;
               Collateral Agreement, dated May 30, 2000, First Amendment to
               Collateral Agreement, dated September 22, 2000, and Second
               Amendment to Collateral Agreement, dated November 22, 2000, all among Conseco, Inc. and CIHC, Incorporated in favor of The Chase
               Manhattan Bank, as Collateral Agent; and the Form of Credit
               Agreement, dated as of November 22, 2000, among the Borrowers, the other financial institutions party thereto and The Chase
               Manhattan Bank, as Administrative Agent (Relating to the
               Refinancing of Certain Loans under that certain Credit Agreement, dated as of September 15, 1999, as terminated and replaced by that certain Termination and Replacement Agreement, dated as of May 30, 2000).

10.8.30        Forms of note payable to Conseco Services, LLC regarding the 2000
               Work-Down Plans, Form of Unconditional Guarantee and Form of
               Indemnification Agreement.

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

10.43          Amended and Restated Securities Purchase Agreement dated as of
               December 15, 1999 between the Registrant and the purchasers named therein was filed with the Commission as Exhibit 10.43 to the Registrant's Report on Form 8-K dated December 15, 1999, and is incorporated herein by this reference.

10.45          Warrant to Purchase Common Stock of Conseco Finance Corp., dated
               May 11, 2000, by and between Conseco Finance Corp. and Lehman
               Brothers Holdings Inc. was filed with the Commission as Exhibit
               10.45 to the Registrant's Report on Form 10-Q for the quarter ended June 30, 2000 and is incorporated herein by this reference.

10.46 Amended and Restated Agreement dated September 22, 2000, by and among Conseco Finance Corp., CIHC, Incorporated, Green Tree
               Residual Finance Corp. I, Green Tree Finance Corp. - Five and
               Lehman Brothers Holdings, Inc. was filed with the Commission as
               Exhibit 10.46 to the Registrant's Report on Form 10-Q for the quarter ended September 30, 2000 and is incorporated herein by this reference.

10.47          Insurance Agreement by and between Registrant and Gary C. Wendt
               2000 Irrevocable Insurance Trust dated 11/22/00 ("Wendt Trust"), dated December 1, 2000 and Collateral Assignment by Wendt Trust in favor of Registrant dated December 1, 2000.

10.48 Insurance Agreement by and between Registrant and Wendt Trust, dated January 16, 2001 and Collateral Assignment by Wendt Trust in favor of Registrant dated January 16, 2001.

10.49 Insurance Agreement by and between Registrant and Wendt Trust, dated January 16, 2001 and Collateral Assignment by Wendt Trust in favor of Registrant dated January 16, 2001.

12.1           Computation of Ratio of Earnings to Fixed Charges, Preferred
               Dividends and Distributions on Company- Obligated Mandatorily
               Redeemable Preferred Securities of Subsidiary Trusts.

21             List of Subsidiaries.

23.1 Consent of PricewaterhouseCoopers LLP with respect to the financial statements of Conseco, Inc.

27             Financial data schedule for Conseco, Inc. dated December 31,
               2000.

COMPENSATION PLANS AND ARRANGEMENTS.

10.1.2 Employment Agreement, amended and restated as of April 6, 2000, between the Registrant and Stephen C. Hilbert was filed with the Commission as Exhibit 10.1.2 to the Registrant's Annual Report on
               Form 10-K/A for the year ended December 31, 2000 and is incorporated herein by this reference.

10.1.9         Unsecured Promissory Note of Stephen C. Hilbert dated May 13,
               1996 was filed with the Commission as Exhibit 10.1.9 to the Registrant's Annual Report on Form 10-K for the year ended
               December 31, 1996, and is incorporated herein by this reference.

10.1.11 Employment Agreement, amended and restated as of December 15, 1999, between the Registrant and John J. Sabl was filed with the Commission as Exhibit 10.1.11 to the Registrant's Report on Form
               10-K for the year ended December 31, 1999 and is incorporated herein by this reference; and Amendment to Employment Agreement, dated as of July 25, 2000, between Registrant and John J. Sabl is filed herewith.

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

10.1.16 Description of incentive compensation and severance arrangement with Edward M. Berube.

10.1.17 Promissory Note of Stephen C. Hilbert dated April 6, 2000 was filed with the Commission as Exhibit 10.1.17 to the Registrant's
               Report on Form 10-K/A for the year ended December 31, 1999, and is incorporated herein by this reference.

10.1.18 Pledge Agreement between the Registrant and Stephen C. Hilbert dated April 6, 2000 was filed with the commission as Exhibit
               10.1.18 to the Registrant's Report on Form 10-K/A for the year ended December 31, 1999, and is incorporated herein by this reference.

10.1.19        Collateral Assignment between the Registrant and Stephen C.
               Hilbert dated April 6, 2000 was filed with the commission as
               Exhibit 10.1.19 to the Registrant's Report on Form 10-K/A for the year ended December 31, 1999, and is incorporated herein by this reference.

10.1.20 Agreement, dated as of April 28, 2000, between the Registrant and Stephen C. Hilbert was filed with the Commission as Exhibit
               10.1.20 to the Registrant's Report on Form 10-K/A for the year ended December 31, 1999, and is incorporated herein by this reference.

10.1.21        Consulting Agreement, dated as of April 28, 2000, between the
               Registrant and Stephen C. Hilbert was filed with the commission as Exhibit 10.1.21 to the Registrant's Report on Form 10-K/A for the year ended December 31, 1999, and is incorporated herein by this reference.

10.1.24        Second Amendment Agreement, dated as of November 1, 1999, between
               Conseco Finance Corp. and Lawrence M. Coss was filed with the commission as Exhibit 10.1.24 to the Registrant's Report on Form
               10-K/A for the year ended December 31, 1999, and is incorporated herein by this reference.

10.1.25        Promissory Note of Bruce A. Crittenden, dated as of November 29,
               2000.

10.1.26        Promissory Note of Bruce A. Crittenden, dated as of November 20,
               1997 was filed with the commission as Exhibit 10.1.26 to the Registrant's Report on Form 10-K/A for the year ended December
               31, 1999, and is incorporated herein by this reference.

10.1.27        Employment Agreement by and between Gary C. Wendt and Conseco,
               Inc., dated as of June 28, 2000 was filed as Exhibit 10.1.27 to the Registrant's Report on Form 8-K, dated July 10, 2000, and is incorporated herein by this reference.

10.1.28 Nonqualified Stock Option Agreement by and between Gary C. Wendt and Conseco, Inc., dated as of June 28, 2000 was filed as Exhibit
               10.1.28 to the Registrant's Report on Form 8-K, dated July 10,
               2000, and is incorporated herein by this reference.

10.1.29        Restricted Stock Agreement by and between Gary C. Wendt and
               Conseco, Inc., dated as of June 28, 2000 was filed as Exhibit
               10.1.29 to the Registrant's Report on Form 8-K, dated July 10,
               2000, and is incorporated herein by this reference.

10.1.30        Employment Agreement by and between David K. Herzog and Conseco,
               Inc., dated as of August 11, 2000, was filed as Exhibit 10.1.11 to the Registrant's Report on Form 10-Q for the quarter ended
               September 30, 2000 and is incorporated herein by this reference.

10.1.31 Supplemental Retirement Agreement dated as of August 16, 2000, between Conseco, Inc. and Gary C. Wendt was filed as Exhibit
               10.1.31 to the Registrant's Report on Form 10-Q for the quarter ended September 30, 2000 and is incorporated herein by this reference.

10.1.32        Guaranty dated as of August 16, 2000, between Bankers Life and
               Casualty Company as Guarantor, and Gary C. Wendt was filed as
               Exhibit 10.1.32 to the Registrant's Report on Form 10-Q for the quarter ended September 30, 2000 and is incorporated herein by this reference.

10.1.33        Employment Agreement dated as of November 29, 2000 between
               Conseco Finance Corp. and Bruce A. Crittenden.

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

10.8.15 Green Tree Financial Corporation 1987 Stock Option Plan was filed with the Commission as an exhibit to Green Tree's Registration
               Statement on Form S-4 (File No. 33- 42249) and is incorporated herein by this reference.

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

10.8.25        Conseco, Inc. 2000 Employee Stock Purchase Program Work-Down
               Plan.

10.8.26        Conseco, Inc. 2000 Non-Employee Stock Purchase Program Work-Down
               Plan.

10.8.27        Guaranty, dated as of November 22, 2000 between Conseco, Inc., as
               Guarantor, and Bank of America, National Association, as
               Administrative Agent; Guaranty and Subordination Agreement, dated as of November 22, 2000, made by CIHC, Incorporated, as Guarantor and Subordinated Borrower, and Conseco, Inc., as Obligor and
               Subordinated Lender, in favor of Bank of America, National
               Association, as Administrative Agent under the Credit Agreement dated as of November 22, 2000; Amended and Restated Cash
               Collateral Pledge Agreement among CDOC, Inc., Bank of America,
               National Association, as Collateral Agent and as Depositary Bank, dated as of November 22, 2000; and Form of Credit Agreement, dated as of November 22, 2000 among the Borrowers, the other financial institutions party thereto and Bank of America, National Association, as Administrative Agent (Relating to
               Refinancing of certain Loans under that certain Credit Agreement, dated as of August 21, 1998).

10.8.28        Guaranty, dated as of November 22, 2000, between Conseco, Inc.,as
               Guarantor,and Bank of America, National Association,as
               Administrative Agent; Guaranty and Subordination Agreement, dated as of November 22, 2000 made by CIHC, Incorporated,as Guarantor and Subordinated Borrower, and Conseco, Inc., as Obligor and
               Subordinated Lender, in favor of Bank of America, National
               Association, as Administrative Agent under the Credit Agreement dated as of November 22, 2000; Amended and Restated Cash
               Collateral Pledge Agreement among CDOC, Inc., Bank of America,
               National Association, as Collateral Agent and as Depositary Bank, dated as of November 22, 2000; and the Form of Credit Agreement, dated as of November 22, 2000, among the Borrowers, the other financial institutions party thereto and Bank of America, National Association, as Administrative Agent (Relating to the
               Refinancing of Certain Loans under that certain Amended and Restated Credit Agreement, dated as of August 26, 1997).

10.8.29        Guaranty, dated as of November 22, 2000, between Conseco, Inc.,as
               Guarantor, and The Chase Manhattan Bank,as Administrative Agent;
               Guaranty and Subordination Agreement, dated as of November 22,
               2000 made by CIHC, Incorporated, as Guarantor and





               Subordinated Borrower, and Conseco, Inc., as Obligor and
               Subordinated Lender, in favor of The Chase Manhattan Bank, as
               Administrative Agent under the Credit Agreement dated as of November 22, 2000; Collateral Agreement, dated May 30, 2000,
               First Amendment to Collateral Agreement, dated September 22,
               2000, and Second Amendment to Collateral Agreement, dated
               November 22, 2000, all among Conseco, Inc. and CIHC, Incorporated in favor of The Chase Manhattan Bank, as Collateral Agent; and the Form of Credit Agreement, dated as of November 22, 2000, among the Borrowers, the other financial institutions party thereto and The Chase Manhattan Bank, as Administrative Agent
               (Relating to the Refinancing of Certain Loans under that certain
               Credit Agreement, dated as of September 15, 1999, as terminated and replaced by that certain Termination and Replacement
               Agreement, dated as of May 30, 2000).

10.8.30        Forms of note payable to Conseco Services, LLC regarding the 2000
               Work-Down Plans, Form of Unconditional Guarantee and Form of
               Indemnification Agreement.

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

10.47          Insurance Agreement by and between Registrant and Gary C. Wendt
               2000 Irrevocable Insurance Trust dated 11/22/00 ("Wendt Trust"), dated December 1, 2000 and Collateral Assignment by Wendt Trust in favor of Registrant dated December 1, 2000.

10.48 Insurance Agreement by and between Registrant and Wendt Trust, dated January 16, 2001 and Collateral Assignment by Wendt Trust in favor of Registrant dated January 16, 2001.

10.49 Insurance Agreement by and between Registrant and Wendt Trust, dated January 16, 2001 and Collateral Assignment by Wendt Trust in favor of Registrant dated January 16, 2001.

