Form 10-Q
period 2001-06-30
CONSECO INC
filed 2001-08-14
CIK 719241

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

                  For the quarterly period ended June 30, 2001

       [   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from  ______ to ______

                          Commission File Number 1-9250


                                  Conseco, Inc.

      Indiana                                     No. 35-1468632
---------------------                       ----------------------------
State of Incorporation                      IRS Employer Identification No.


11825 N. Pennsylvania Street
   Carmel, Indiana  46032                         (317) 817-6100
-------------------------------                   --------------
Address of principal executive offices               Telephone


    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [ X ] No [ ]



      Shares of common stock outstanding as of August 10, 2001: 341,388,152

================================================================================

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                         CONSECO, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                              (Dollars in millions)

                                     ASSETS


                                                                                                 June 30,      December 31,
                                                                                                   2001            2000
                                                                                                   ----            ----
                                                                                                (unaudited)

Investments:
   Actively managed fixed maturities at fair value (amortized cost: 2001 - $23,138.4;
     2000 - $22,930.2)........................................................................    $22,170.1      $21,755.1
   Interest-only securities at fair value (amortized cost: 2001 - $409.5; 2000 - $431.2)......        458.7          432.9
   Equity securities at fair value (cost: 2001 - $286.0; 2000 - $286.8).......................        252.3          248.3
   Mortgage loans.............................................................................      1,178.6        1,238.6
   Policy loans...............................................................................        639.3          647.2
   Venture capital investment in TeleCorp PCS, Inc. (cost: 2001 and 2000 - $53.2).............        262.0          258.6
   Other invested assets .....................................................................        320.3          436.9
                                                                                                  ---------      ---------

       Total investments......................................................................     25,281.3       25,017.6

Cash and cash equivalents:
   Held by the parent company.................................................................        131.3          294.0
   Held by the parent company in segregated accounts..........................................         51.9           81.9
   Held by subsidiaries.......................................................................      1,444.1        1,287.7
Accrued investment income.....................................................................        492.9          467.1
Finance receivables...........................................................................      3,389.8        3,865.0
Finance receivables - securitized.............................................................     13,474.2       12,622.8
Cost of policies purchased....................................................................      1,788.4        1,954.8
Cost of policies produced.....................................................................      2,658.4        2,480.5
Reinsurance receivables.......................................................................        609.3          669.4
Income tax assets.............................................................................        561.6          647.2
Goodwill......................................................................................      3,710.1        3,800.8
Assets held in separate accounts and investment trust ........................................      2,511.7        2,610.1
Cash held in segregated accounts for investors................................................        614.0          551.3
Cash held in segregated accounts related to servicing agreements and securitization
   transactions...............................................................................        777.6          866.7
Other assets..................................................................................      1,641.1        1,372.3
                                                                                                  ---------      ---------

       Total assets...........................................................................    $59,137.7      $58,589.2
                                                                                                  =========      =========


                            (continued on next page)





                   The accompanying notes are an integral part
                    of the consolidated financial statements.

                         CONSECO, INC. AND SUBSIDIARIES

                      CONSOLIDATED BALANCE SHEET, continued
                              (Dollars in millions)

                      LIABILITIES AND SHAREHOLDERS' EQUITY


                                                                                                 June 30,      December 31,
                                                                                                   2001            2000
                                                                                                   ----            ----
                                                                                                (unaudited)
Liabilities:
   Liabilities for insurance and asset accumulation products:
     Interest-sensitive products..............................................................    $15,878.9      $16,123.2
     Traditional products.....................................................................      8,042.2        7,875.1
     Claims payable and other policyholder funds..............................................        966.1        1,026.1
     Liabilities related to separate accounts and investment trust............................      2,511.7        2,610.1
     Liabilities related to certificates of deposit...........................................      1,769.0        1,873.3
   Investor payables..........................................................................        614.0          551.3
   Other liabilities..........................................................................      1,544.4        1,565.5
   Investment borrowings......................................................................      1,038.9          219.8
   Notes payable:
     Direct corporate obligations.............................................................      4,229.5        5,055.0
     Direct finance obligations:
       Master repurchase agreements...........................................................      1,084.9        1,802.4
       Credit facility collateralized by retained interests in securitizations................        562.5          590.0
       Other borrowings.......................................................................        442.4          418.5
     Related to securitized finance receivables structured as collateralized borrowings.......     13,392.7       12,100.6
                                                                                                  ---------      ---------

         Total liabilities....................................................................     52,077.2       51,810.9
                                                                                                  ---------      ---------

Minority interest:
   Company-obligated mandatorily redeemable preferred securities of subsidiary trusts.........      1,911.0        2,403.9

Shareholders' equity:
   Preferred stock............................................................................        495.3          486.8
   Common stock and additional paid-in capital (no par value, 1,000,000,000 shares authorized, shares issued and outstanding: 2001 - 337,972,583;
     2000 - 325,318,457)......................................................................      3,423.9        2,911.8
   Accumulated other comprehensive loss.......................................................       (446.4)        (651.0)
   Retained earnings..........................................................................      1,676.7        1,626.8
                                                                                                  ---------      ---------

         Total shareholders' equity...........................................................      5,149.5        4,374.4
                                                                                                  ---------      ---------

         Total liabilities and shareholders' equity...........................................    $59,137.7      $58,589.2
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

                         CONSECO, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF OPERATIONS
                  (Dollars in millions, except per share data)
                                   (unaudited)

                                                                  Three months ended         Six months ended
                                                                       June 30,                   June 30,
                                                                  -------------------       ------------------
                                                                     2001       2000         2001         2000
                                                                     ----       ----         ----         ----
Revenues:
   Insurance policy income......................................  $1,023.6   $1,072.4     $2,052.8     $2,121.1
   Net investment income (loss):
     Insurance and fee-based segment general account assets.....     464.7      489.1        913.3        993.4
     Finance segment assets.....................................     560.1      471.7      1,125.2        877.2
     Equity-indexed and separate account products...............     (44.1)      10.8       (120.1)        49.2
     Venture capital income (loss) related to investment in
       TeleCorp PCS, Inc........................................      50.5     (101.9)         3.4          3.2
     Other......................................................       6.7       12.7         17.6         20.3
   Gain on sale of finance receivables..........................       6.7        2.6         15.6          2.6
   Gain on sale of interest in riverboat........................       -          -          192.4          -
   Net investment losses .......................................     (40.3)    (118.2)      (153.6)      (153.5)
   Fee revenue and other income.................................     115.5      126.0        233.4        257.6
                                                                  --------   ---------    --------     --------

       Total revenues...........................................   2,143.4    1,965.2      4,280.0      4,171.1
                                                                  --------   --------     --------     --------

Benefits and expenses:
   Insurance policy benefits....................................     900.1    1,019.2      1,775.1      2,086.7
   Provision for losses.........................................     118.3      152.7        239.7        234.7
   Interest expense.............................................     407.0      338.6        826.0        596.3
   Amortization.................................................     276.2      185.2        428.7        383.5
   Other operating costs and expenses...........................     352.4      409.9        699.3        816.0
   Special charges..............................................      16.2      327.2         55.8        327.2
   Impairment charges...........................................      33.8        9.6         41.7         12.1
                                                                  --------   --------     --------     --------

       Total benefits and expenses..............................   2,104.0    2,442.4      4,066.3      4,456.5
                                                                  --------   --------     --------     --------

       Income (loss) before income taxes, minority
         interest and extraordinary charge......................      39.4     (477.2)       213.7       (285.4)

Income tax expense (benefit)....................................      31.0     (108.3)        89.3        (32.9)
                                                                  --------   --------     --------     --------

       Income (loss) before minority interest and
         extraordinary charge...................................       8.4     (368.9)       124.4       (252.5)

Minority interest:
   Distributions on Company-obligated mandatorily
     redeemable preferred securities of subsidiary trusts,
     net of income taxes........................................      29.1       35.7         61.3         74.7
                                                                  --------   --------     --------     --------

       Income (loss) before extraordinary charge................     (20.7)    (404.6)        63.1       (327.2)

Extraordinary charge on extinguishment of debt,
   net of taxes.................................................      (5.0)       (.1)        (4.7)         (.1)
                                                                  --------   --------     --------     --------

       Net income (loss)........................................     (25.7)    (404.7)        58.4       (327.3)

Preferred stock dividends.......................................       4.6        2.5          8.5          6.7
                                                                  --------   --------     --------     --------

       Net income (loss) applicable to common stock.............  $  (30.3)  $ (407.2)    $   49.9     $ (334.0)
                                                                  ========   ========     ========     ========



                                   (continued)

                   The accompanying notes are an integral part
                    of the consolidated financial statements.

                         CONSECO, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF OPERATIONS, continued
                  (Dollars in millions, except per share data)
                                   (unaudited)


                                                                  Three months ended         Six months ended
                                                                        June 30,                  June 30,
                                                                 -------------------         -----------------
                                                                 2001           2000         2001         2000
                                                                 ----           ----         ----         ----

Earnings per common share:
   Basic:
     Weighted average shares outstanding................... 337,773,000   325,259,000   334,454,000   326,602,000
     Income (loss) before extraordinary charge.............       $(.08)       $(1.25)        $ .16        $(1.02)
     Extraordinary charge on extinguishment of debt........        (.01)          -            (.01)          -
                                                                  -----        ------         -----        ------

         Net income (loss).................................       $(.09)       $(1.25)        $ .15        $(1.02)
                                                                  =====        ======         =====        ======

   Diluted:
     Weighted average shares outstanding................... 337,773,000   325,259,000   350,337,000   326,602,000
     Income (loss) before extraordinary charge.............       $(.08)       $(1.25)        $ .15        $(1.02)
     Extraordinary charge on extinguishment of debt........        (.01)          -            (.01)          -
                                                                  -----        ------         -----        ------

         Net income (loss).................................       $(.09)       $(1.25)        $ .14        $(1.02)
                                                                  =====        ======         =====        ======
































                   The accompanying notes are an integral part
                    of the consolidated financial statements.

                         CONSECO, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                              (Dollars in millions)
                                   (unaudited)

                                                                               Common stock     Accumulated other
                                                                   Preferred  and additional      comprehensive      Retained
                                                          Total      stock    paid-in capital         loss           earnings
                                                          -----      -----    ---------------         ----           --------

Balance, January 1, 2001.............................  $4,374.4     $486.8      $2,911.8           $(651.0)          $1,626.8

   Comprehensive income, net of tax:
     Net income......................................      58.4        -             -                 -                 58.4
     Change in unrealized depreciation of
       investments (net of applicable income tax
       expense of $117.0)............................     204.6        -             -               204.6                -
                                                       --------


         Total comprehensive income..................     263.0

   Issuance of shares pursuant to stock purchase
     contracts related to FELINE PRIDES..............     496.6        -           496.6               -                  -
   Issuance of shares for stock options and for
     employee benefit plans..........................      15.5        -            15.5               -                  -
   Payment-in-kind dividends on convertible
     preferred stock.................................       8.5        8.5           -                 -                  -
   Dividends on preferred stock......................      (8.5)       -             -                 -                 (8.5)
                                                       --------     ------      --------       -----------           --------

Balance, June 30, 2001...............................  $5,149.5     $495.3      $3,423.9       $    (446.4)          $1,676.7
                                                       ========     ======      ========       ===========           ========

Balance, January 1, 2000.............................  $5,556.2     $478.4      $2,987.1       $    (771.6)          $2,862.3

   Comprehensive loss, net of tax:
     Net loss........................................    (327.3)       -             -                 -               (327.3)
     Change in unrealized depreciation of
       investments (net of applicable income tax
       benefit of $87.0).............................    (199.1)       -             -              (199.1)               -
                                                       --------

         Total comprehensive loss....................    (526.4)

   Issuance of shares for stock options and for
     employee benefit plans..........................        .1        -              .1               -                  -
   Issuance of warrants..............................      21.0        -            21.0               -                  -
   Cost of shares acquired...........................    (102.6)       -          (102.6)              -                  -
   Dividends on common stock.........................     (33.3)       -             -                 -                (33.3)
   Payment-in-kind dividends on convertible
     preferred stock.................................       4.1        4.1           -                 -                  -
   Dividends on preferred stock......................      (6.7)       -             -                 -                 (6.7)
                                                       --------     ------      --------          --------           --------

Balance, June 30, 2000...............................  $4,912.4     $482.5      $2,905.6           $(970.7)          $2,495.0
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

                         CONSECO, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                              (Dollars in millions)
                                   (unaudited)

                                                                                                          Six months ended
                                                                                                              June 30,
                                                                                                         ------------------
                                                                                                         2001          2000
                                                                                                         ----          ----
Cash flows from operating activities:
   Insurance policy income.......................................................................    $ 1,775.6       $ 1,829.1
   Net investment income.........................................................................      1,997.4         1,827.4
   Fee revenue and other income..................................................................        219.4           265.5
   Insurance policy benefits.....................................................................     (1,396.7)       (1,278.7)
   Interest expense..............................................................................       (812.3)         (550.6)
   Policy acquisition costs......................................................................       (354.1)         (417.3)
   Special charges...............................................................................        (11.8)         (188.4)
   Other operating costs.........................................................................       (826.1)         (946.2)
   Taxes.........................................................................................        (85.4)          (21.9)
                                                                                                     ---------       ---------

     Net cash provided by operating activities...................................................        506.0           518.9
                                                                                                     ---------       ---------

Cash flows from investing activities:
   Sales of investments..........................................................................     10,301.4         2,969.1
   Maturities and redemptions of investments.....................................................        559.0           422.9
   Purchases of investments......................................................................    (10,643.1)       (4,148.2)
   Cash received from the sale of finance receivables, net of expenses...........................        683.6         1,774.6
   Principal payments received on finance receivables............................................      4,047.0         4,428.5
   Finance receivables originated................................................................     (6,072.5)      (11,198.2)
   Other.........................................................................................        (83.9)          (61.0)
                                                                                                     ---------       ---------

     Net cash used by investing activities ......................................................     (1,208.5)       (5,812.3)
                                                                                                     ---------       ---------

Cash flows from financing activities:
   Amounts received for deposit products.........................................................      1,943.7         2,595.8
   Withdrawals from deposit products.............................................................     (2,245.5)       (2,181.8)
   Issuance of notes payable and commercial paper................................................      6,185.5        16,077.4
   Payments on notes payable and commercial paper................................................     (5,970.2)       (9,488.3)
   Change in cash held in restricted accounts for settlement of borrowings.......................         (4.8)         (749.8)
   Investment borrowings.........................................................................        819.0          (598.2)
   Repurchase of Company-obligated mandatorily redeemable preferred securities of
     subsidiary trusts...........................................................................          -            (250.0)
   Issuance of common shares.....................................................................          4.1             0.5
   Payments for settlement of forward contract and to repurchase equity securities...............          -            (102.6)
   Dividends on common and preferred shares and distributions on Company-obligated
     mandatorily redeemable preferred securities of subsidiary trusts............................        (65.6)         (180.7)
                                                                                                     ---------       ---------

       Net cash provided by financing activities.................................................        666.2         5,122.3
                                                                                                     ---------       ---------

       Net decrease in cash and cash equivalents.................................................        (36.3)         (171.1)

Cash and cash equivalents, beginning of period...................................................      1,663.6         1,686.9
                                                                                                     ---------       ---------

Cash and cash equivalents, end of period.........................................................    $ 1,627.3       $ 1,515.8
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

     We recently began the process of non-renewing a large portion of our major medical lines of business. We intend to sell the remaining block of business. These lines of business are referred to herein as the "discontinued major medical business."

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

     ACCOUNTING FOR INVESTMENTS

     We classify our fixed maturity securities into three categories: (i) "actively managed" (which we carry at estimated fair value); (ii) "trading" (which we carry at estimated fair value); and (iii) "held to maturity" (which we carry at amortized cost). We held $4.1 million of trading securities at June 30, 2001, which we included in "other invested assets." We had no fixed maturity securities in the "held to maturity" category during any of the periods presented.

                         CONSECO, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              --------------------

     Accumulated other comprehensive loss is primarily comprised of unrealized losses on actively managed fixed maturity investments. Such amounts, included in shareholders' equity as of June 30, 2001 and December 31, 2000, were as follows:

                                                                                         June 30,       December 31,
                                                                                           2001             2000
                                                                                           ----             ----
                                                                                            (Dollars in millions)

Unrealized losses on investments......................................................   $(959.6)        $(1,241.9)
Adjustments to cost of policies purchased and cost of policies produced...............     259.0             219.7
Deferred income tax benefit...........................................................     254.4             371.4
Other.................................................................................       (.2)              (.2)
                                                                                         -------         ---------

     Accumulated other comprehensive loss.............................................   $(446.4)        $  (651.0)
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

     At June 30, 2001, we held 17.2 million common shares of TeleCorp with a carrying value of $262.0 million. The market values of TeleCorp and many other companies in TeleCorp's business sector have been subject to volatility in recent periods. We recognized venture capital investment income (loss) of $50.5 million and $(101.9) million in the second quarters of 2001 and 2000, respectively, related to this investment. Such venture capital investment income was $3.4 million and $3.2 million in the first six months of 2001 and 2000, respectively.

     FINANCE RECEIVABLES AND INTEREST-ONLY SECURITIES

     During the first six months of 2001, we completed five securitization transactions, securitizing $2.5 billion of finance receivables. These securitizations were structured in a manner that requires them to be accounted for as secured borrowings, whereby the loans and securitization debt remain on our balance sheet pursuant to Financial Accounting Standards Board Statement No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities", as amended ("SFAS 125"). Such accounting method is referred to as the "portfolio method".

     We classify the finance receivables transferred to the securitization trusts and held as collateral for the notes issued to investors as "finance receivables-securitized." The average interest rate earned on these receivables at June 30, 2001, was approximately 12.4 percent. We classify the notes issued to investors in the securitization trusts as "notes payable related to securitized finance receivables structured as collateralized borrowings."

     We also completed various loan sale transactions. During the first six months of 2001, we sold $1.5 billion of finance receivables which included: (i) our $802.3 million vendor services loan portfolio (which was marked-to-market in the fourth quarter of 2000 and no additional gain or loss was recognized in the first six months of 2001); (ii) $568.4 million of high-loan-to-value mortgage loans; and (iii) $96.4 million of other loans. These sales resulted in net gains of $15.6 million.

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

     The following table summarizes our finance receivables - securitized by business line and categorized as either: (i) a part of our continuing lines; or
(ii) a part of the business units we decided to sell, close or runoff (the "discontinued lines"):

                                                                                       June 30,       December 31,
                                                                                         2001             2000
                                                                                         ----             ----
                                                                                         (Dollars in millions)
Continuing lines:
   Manufactured housing............................................................... $ 6,335.8         $ 5,602.1
   Mortgage services..................................................................   5,631.0           5,126.0
   Retail credit......................................................................     896.4             653.8
   Consumer finance - closed-end......................................................     210.4             247.3
   Floorplan..........................................................................     637.0             637.0
                                                                                       ---------         ---------

                                                                                        13,710.6          12,266.2
   Less allowance for credit losses...................................................     236.4             167.9
                                                                                       ---------         ---------

     Net finance receivables - securitized for continuing lines ......................  13,474.2          12,098.3
                                                                                       ---------         ---------

Discontinued lines....................................................................       -               531.0
   Less allowance for credit losses...................................................       -                 6.5
                                                                                       ---------         ---------

     Net finance receivables - securitized for discontinued lines.....................       -               524.5
                                                                                       ---------         ---------

     Total finance receivables - securitized........................................   $13,474.2         $12,622.8
                                                                                       =========         =========



                         CONSECO, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              --------------------

     The following table summarizes our other finance receivables by business line and categorized as either: (i) a part of our continuing lines; or (ii) a part of our discontinued lines:

                                                                                         June 30,       December 31,
                                                                                           2001             2000
                                                                                           ----             ----
                                                                                            (Dollars in millions)

Continuing lines:
   Manufactured housing...............................................................  $  313.7          $  263.0
   Mortgage services..................................................................     767.3           1,373.1
   Retail credit......................................................................   1,486.7           1,110.1
   Consumer finance - closed-end......................................................     479.7             575.1
   Floorplan..........................................................................      25.2               -
                                                                                        --------          --------

                                                                                         3,072.6           3,321.3
   Less allowance for credit losses...................................................      69.4              98.3
                                                                                        --------          --------

     Net other finance receivables for continuing lines...............................   3,003.2           3,223.0
                                                                                        --------          --------

Discontinued lines....................................................................     399.0             676.1
   Less allowance for credit losses...................................................      12.4              34.1
                                                                                        --------          --------

     Net other finance receivables for discontinued lines.............................     386.6             642.0
                                                                                        --------          --------

     Total other finance receivables..................................................  $3,389.8          $3,865.0
                                                                                        ========          ========

     The changes in the allowance for credit losses included in finance receivables were as follows:

                                                                           Three months ended          Six months ended
                                                                                 June 30,                  June 30,
                                                                            ------------------         ----------------
                                                                            2001          2000         2001          2000
                                                                            ----          ----         ----          ----
                                                                                        (Dollars in millions)
Allowance for credit losses, beginning of period......................    $ 312.1       $119.1       $ 306.8       $  88.4

Additions to the allowance............................................      121.2  (a)    84.1         234.2    (a)  142.7
Credit losses.........................................................     (115.1)       (50.0)       (222.8)        (77.9)
                                                                          -------      -------       -------       -------

Allowance for credit losses, end of period............................    $ 318.2       $153.2       $ 318.2       $ 153.2
                                                                          =======       ======       =======       =======

--------------------
(a) Additions to the allowance for the three and six months ended June 30, 2001, includes: (i) an increase to reserves of $118.3 million and $239.7 million, respectively, which is classified as "provision for losses"; and
     (ii) a net increase (decrease) to reserves totaling $2.9 million and $(5.5) million, respectively, primarily related to purchases and sales of certain finance receivables.

     The securitizations structured prior to September 8, 1999, met the applicable criteria to be accounted for as sales. At the time the loans were securitized and sold, we recognized a gain and recorded our retained interest represented by the interest-only security. The interest-only security represents the right to receive, over the life of the pool of receivables: (i) the excess of the principal and interest received on the receivables transferred to the special purpose entity over the principal and interest paid to the holders of other interests in the securitization; and (ii) contractual servicing fees. In some of those securitizations, we also retained certain lower-rated securities that are senior in payment priority to the interest-only securities. Such retained securities (classified as actively managed fixed maturity securities) had a par value, fair market value and amortized cost of $766.8 million, $495.1 million and $716.0 million, respectively, at June 30, 2001.

                         CONSECO, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              --------------------

     The interest-only securities on our balance sheet represent an allocated portion of the cost basis of the finance receivables in the securitization transactions accounted for as sales related to transactions structured prior to September 8, 1999. Our interest-only securities and other retained interests in those securitization transactions are subordinate to the interests of other investors. Their values are subject to credit, prepayment, and interest rate risk on the securitized finance receivables. We used the following assumptions to adjust the amortized cost to estimated fair value at June 30, 2001 and December 31, 2000. We include the difference between estimated fair value and the amortized cost of the interest-only securities (after adjustments for impairments required to be recognized in earnings) in "accumulated other comprehensive loss, net of taxes".

                                                      Manufactured        Home equity/         Consumer/
June 30, 2001                                            housing        home improvement       equipment         Total
-------------                                            -------        ----------------       ---------         -----
                                                                                (Dollars in millions)

Interest-only securities at fair value.............    $   263.3           $  186.7            $    8.7       $   458.7
Cumulative principal balance of sold finance
   receivables at June 30, 2001....................     19,055.3            5,994.1             1,480.1        26,529.5
Weighted average stated customer interest rate
   on sold finance receivables.....................          9.9%              12.0%               10.7%
Assumptions to determine estimated fair value
   of interest-only securities at June 30, 2001:
     Expected prepayment speed as a percentage
       of principal balance of sold finance
       receivables (a).............................          7.7%              18.1%               19.2%
     Expected nondiscounted credit losses as a
       percentage of principal balance of
       related finance receivables (a).............         10.0%               7.4%                6.4%
     Weighted average discount rate ...............         15.0%              15.0%               15.0%

                                                      Manufactured        Home equity/       Consumer/
December 31, 2000                                        housing        home improvement     equipment           Total
-----------------                                        -------        ----------------     ---------           -----
                                                                              (Dollars in millions)

Interest-only securities at fair value.............    $   245.4           $  177.5            $   10.0       $   432.9
Cumulative principal balance of sold finance
   receivables at December 31, 2000................     20,256.4            6,489.7             1,936.3        28,682.4
Weighted average stated customer interest rate on
   sold finance receivables........................          9.9%              11.6%               10.8%
Assumptions to determine estimated fair value of
   interest-only securities at December 31, 2000:
     Expected prepayment speed as a percentage
       of principal balance of sold finance
       receivables (a).............................          7.9%              18.5%               19.7%
     Expected nondiscounted credit losses as a
       percentage of principal balance of related
       finance receivables (a).....................         10.2%               6.5%                6.5%
     Weighted average discount rate................         15.0%              15.0%               15.0%

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

                         CONSECO, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              --------------------

     Under current accounting rules (pursuant to EITF Issue No. 99-20, "Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets" ("EITF 99-20")) which we adopted effective July 1, 2000, declines in the value of our interest-only securities are recognized when: (i) the fair value of the security is less than its carrying value; and (ii) the timing and/or amount of cash expected to be received from the security has changed adversely from the previous valuation which determined the carrying value of the security. When both occur, the security is written down to fair value.

     We recognized an impairment charge of $47.8 million in the first six months of 2001 for the interest-only securities that were not performing as well as expected based on our previous valuation estimates. In addition, we recognized adjustments to the valuation allowances associated with our servicing rights which reduced the total impairment charge by $6.1 million.

     Increases in the estimated fair value of our interest-only securities which result from favorable changes in the expected timing and/or amount of cash flows from our previous valuation estimates are recognized as adjustments to shareholders' equity, which are recognized as a yield adjustment in income over the life of the interest-only security. Such favorable changes resulted in a $47.5 million increase in unrealized appreciation during the first six months of 2001.

     The following table summarizes certain cash flows received from and paid to the securitization trusts during the first six months of 2001 (dollars in millions):

                                                                  Three months ended
                                                                  ------------------        Six months
                                                                March 31,    June 30,      ended June 30,
                                                                   2001        2001              2001
                                                                ---------    --------      --------------

Servicing fees received.............................           $  24.5        $  17.9          $  42.4
Cash flows from interest-only securities, net.......               6.1            1.8              7.9
Cash flows from retained bonds......................              17.5           17.4             34.9
Servicing advances paid.............................            (204.5)        (195.4)          (399.9)
Repayment of servicing advances.....................             194.9          193.1            388.0

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

                         CONSECO, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              --------------------

     The following table summarizes quantitative information about delinquencies, net credit losses, and components of managed finance receivables:

                                                                                                         Net credit
                                                                            Principal balance               losses
                                                                             60 days or more             ----------
                                              Principal balance                 past due                 Six months
                                         ---------------------------  -----------------------------         ended
                                                                                                          June 30,
                                           June 30,   December 31,     June 30,    December 31,        ----------------
Type of finance receivables                  2001         2000           2001          2000            2001        2000
---------------------------                  ----         ----           ----          ----            ----        ----
                                                                         (Dollars in millions)

Manufactured housing...................   $25,950.0    $26,314.4       $557.2         $569.3          $277.9      $185.5
Home equity/home improvement...........    12,440.3     13,307.0        109.9          120.5           125.5        68.6
Consumer...............................     4,162.2      3,887.4         83.4           76.4           112.4        89.8
Commercial.............................     1,679.0      3,077.1         19.8           35.2            34.9        26.8
                                          ---------    ---------       ------         ------         -------      ------

Total managed receivables..............    44,231.5     46,585.9        770.3          801.4           550.7       370.7

Less finance receivables securitized...    26,790.0     29,636.0        468.2          536.6           327.9       292.8

Less allowance for credit losses.......       318.2        306.8          -              -               -           -

Less deferred points and other, net.....      259.3        155.3          -              -               -           -
                                          ---------    ---------       ------         ------         -------      ------

Finance receivables held on
   balance sheet........................  $16,864.0    $16,487.8       $302.1         $264.8          $222.8      $ 77.9
                                          =========    =========       ======         ======          ======      ======

     Activity in the interest-only securities account was as follows:

                                                                                                    Six months ended
                                                                                                        June 30,
                                                                                                    ------------------
                                                                                                    2001          2000
                                                                                                    ----          ----
                                                                                                   (Dollars in millions)

Balance, beginning of period...................................................................    $432.9       $ 905.0
   Additions resulting from clean-up calls (a).................................................      14.7          64.9
   Investment income...........................................................................      31.7          56.1
   Cash received:
     Gross cash received.......................................................................     (32.2)       (137.6)
     Guarantee payments related to bonds held by others........................................      12.6          10.7
     Guarantee payments related to retained bonds..............................................      11.7            .4
   Impairment charge to reduce carrying value..................................................     (47.8)        (13.3)
   Sale of securities related to a discontinued line...........................................     (12.4)          -
   Change in unrealized appreciation (depreciation) charged to shareholders' equity............      47.5         (33.4)
                                                                                                   ------       -------

Balance, end of period.........................................................................    $458.7       $ 852.8
                                                                                                   ======       =======

---------------
(a) During the first six months of 2001 and 2000, clean-up calls were exercised for certain securitizations that were previously recognized as sales. The interest-only securities related to these securitizations had previously been separately securitized with other interest-only securities in transactions recognized as sales. The repurchase of the collateral underlying these securitizations triggered a requirement for the Company to repurchase a portion of the interest-only securities.

                         CONSECO, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              --------------------

     EARNINGS PER SHARE

     A reconciliation of income and shares used to calculate basic and diluted earnings per share is as follows:


                                                                  Three months ended         Six months ended
                                                                        June 30,                  June 30,
                                                                  ------------------         -----------------
                                                                   2001         2000         2001         2000
                                                                   ----         ----         ----         ----
                                                                               (Dollars in millions
                                                                             and shares in thousands)
Income (loss):
     Net income (loss)........................................    $(25.7)     $(404.7)       $58.4      $(327.3)
     Preferred stock dividends................................       4.6          2.5          8.5          6.7
                                                                  ------      -------        -----      -------

       Income (loss) applicable to common ownership for basic
         earnings per share...................................     (30.3)      (407.2)        49.9       (334.0)

Effect of dilutive securities:
   Preferred stock dividends..................................       -            -            -            -
                                                                  ------      -------        -----      -------

     Income (loss) applicable to common ownership and
       assumed conversions for diluted earnings per share.....    $(30.3)     $(407.2)       $49.9      $(334.0)
                                                                  ======      =======        =====      =======
Shares:
   Weighted average shares outstanding for basic earnings
     per share................................................   337,773      325,259      334,454      326,602
   Effect of dilutive securities on weighted average shares:
     Stock options............................................       -            -         13,263          -
     Employee benefit plans...................................       -            -          2,620          -
                                                                 --------     -------      -------      -------

       Dilutive potential common shares.......................        -           -         15,883          -
                                                                 --------     -------      -------      -------

         Weighted average shares outstanding for diluted
           earnings per share.................................   337,773      325,259      350,337      326,602
                                                                 =======      =======      =======      =======

     There were no dilutive common stock equivalents during the three month period ended June 30, 2001, and the 2000 periods because of the net loss realized by the Company during such periods. The Company's convertible preferred stock is not a dilutive common stock equivalent during the six month period ended June 30, 2001, since earnings per share is less than the preferred stock dividend per preferred common stock equivalent.

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

                         CONSECO, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              --------------------

     Corporate and other segment. Our corporate segment includes certain investment activities, such as our venture capital investment in the wireless communication company, TeleCorp, and, prior to its sale, our ownership interest in the riverboat casino in Lawrenceberg, Indiana. In addition, the corporate segment includes interest expense related to the Company's corporate debt, special corporate charges, income (loss) from the discontinued major medical business and other income and expenses. Corporate expenses are net of charges to our subsidiaries for services provided by the corporate operations.

Segment operating information was as follows:

                                                                  Three months ended         Six months ended
                                                                       June 30,                   June 30,
                                                                   -----------------         ----------------
                                                                   2001         2000         2001         2000
                                                                   ----         ----         ----         ----
                                                                              (Dollars in millions)
Revenues:
   Insurance and fee-based segment:
     Insurance policy income:
       Annuities..............................................  $   32.6     $   34.6     $   58.5     $   67.6
       Supplemental health....................................     555.4        533.5      1,111.6      1,060.6
       Life...................................................     209.0        236.3        416.6        459.6
       Other..................................................      32.6         38.7         66.0         74.9
     Net investment income (a)................................     413.0        490.5        777.8      1,024.7
     Fee revenue and other income (a).........................      26.3         29.8         52.3         59.4
     Net investment losses (a)................................     (40.3)      (118.2)      (153.6)      (153.5)
                                                                --------     --------     --------     --------

         Total insurance and fee-based segment revenues.......   1,228.6      1,245.2      2,329.2      2,593.3
                                                                --------     --------     --------     --------

   Finance segment:
     Net investment income:
       Interest-only securities (a)...........................      16.6         28.6         31.7         56.1
       Manufactured housing...................................     210.5        109.3        409.9        191.4
       Mortgage services......................................     191.1        154.8        391.7        284.4
       Consumer/credit card...................................     111.3        108.0        223.9        204.4
       Commercial.............................................      35.9         62.4         72.3        115.3
       Other (a)..............................................       -           16.6          7.3         37.7
     Gain on sale of finance receivables......................       6.7          2.6         15.6          2.6
     Fee revenue and other income.............................      90.3         94.9        179.9        194.1
                                                                --------     --------     --------     --------

         Total finance segment revenues.......................     662.4        577.2      1,332.3      1,086.0
                                                                --------     --------     --------     --------

   Corporate and other:
     Net investment income....................................       6.7         12.7         17.6         20.3
     Venture capital income (loss) related to investment in
       TeleCorp...............................................      50.5       (101.9)         3.4          3.2
     Gain on sale of interest in riverboat....................       -            -          192.4          -
     Revenue from the discontinued major medical
       business...............................................     201.0        238.0        416.9        477.8
     Other income.............................................       -            1.8           .9          3.4
                                                                --------     --------     --------     --------

         Total corporate segment revenues.....................     258.2        150.6        631.2        504.7
                                                                --------     --------     --------     --------

   Eliminations...............................................      (5.8)        (7.8)       (12.7)       (12.9)
                                                                --------     --------     --------     --------

         Total revenues.......................................   2,143.4      1,965.2      4,280.0      4,171.1
                                                                 -------     --------      -------     --------

Expenses:
   Insurance and fee-based segment:
     Insurance policy benefits................................     727.5        825.4      1,437.7      1,694.8
     Amortization.............................................     206.3        195.7        357.9        353.2
     Interest expense.........................................      12.2          5.0         16.7         10.0
     Other operating costs and expenses.......................     148.3        168.6        297.1        345.3
     Special charges..........................................       3.4          -           12.9          -
                                                                --------     --------     --------     --------

       Total insurance and fee-based segment expenses.........   1,097.7      1,194.7      2,122.3      2,403.3
                                                                --------     --------      -------     --------


                         CONSECO, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              --------------------

                         (continued from previous page)

                                                                  Three months ended         Six months ended
                                                                       June 30,                   June 30,
                                                                   -----------------         -----------------
                                                                   2001         2000         2001         2000
                                                                   ----         ----         ----         ----
                                                                              (Dollars in millions)
   Finance segment:
     Provision for losses.....................................   $ 118.3      $  84.1     $  239.7      $ 142.7
     Interest expense.........................................     306.6        266.9        628.2        471.4
     Special charges..........................................       2.4         63.4         16.2         63.4
     Impairment charges.......................................      33.8          9.6         41.7         12.1
     Other operating costs and expenses.......................     157.4        198.2        320.7        408.1
                                                                 -------      -------     --------     --------

       Total finance segment expenses.........................     618.5        622.2      1,246.5      1,097.7
                                                                 -------      -------     --------     --------

   Corporate and other:
     Interest expense on corporate debt.......................      93.6         75.6        193.5        127.7
     Provision for losses and expense related to stock purchase
       plan...................................................       -           68.6          -           92.0
     Expenses from the discontinued major medical
       business...............................................     261.8        251.8        485.6        508.5
     Special charges and other corporate expenses, less
       charges to subsidiaries for services provided..........      38.2        237.3         31.1        240.2
                                                                 -------      -------     --------     --------

       Total corporate segment expenses.......................     393.6        633.3        710.2        968.4
                                                                 -------      -------     --------     --------

   Eliminations...............................................      (5.8)        (7.8)       (12.7)       (12.9)
                                                                 -------      -------     --------     --------

       Total expenses.........................................   2,104.0      2,442.4      4,066.3      4,456.5
                                                                 -------      -------     --------     --------

Income (loss) before income taxes, minority interest and
   extraordinary charge:
     Insurance and fee-based operations.......................     130.9         50.5        206.9        190.0
     Finance operations.......................................      43.9        (45.0)        85.8        (11.7)
     Corporate interest expense and other items...............    (135.4)      (482.7)       (79.0)      (463.7)
                                                                --------    ---------     --------     --------

         Income (loss) before income taxes, minority interest
           and extraordinary charge...........................    $ 39.4     $ (477.2)    $  213.7     $ (285.4)
                                                                  ======     ========     ========     ========

--------------------
(a)  It is not practicable to provide additional components of revenue by product or service.

     STANDARD & POOR'S 500 INDEX CALL OPTIONS AND INTEREST RATE SWAP AGREEMENTS

     Our equity-indexed annuity products provide a guaranteed base rate of return and a higher potential return linked to the performance of the Standard & Poor's 500 Index ("S&P 500 Index"). We buy S&P 500 Call Options in an effort to hedge potential increases to policyholder benefits resulting from increases in the S&P 500 Index to which the product's return is linked. We include the cost of the S&P 500 Call Options in the pricing of these products. Policyholder account balances for these annuities fluctuate in relation to changes in the values of these options. We reflect changes in the estimated market value of these options in net investment income. During the first six months of 2001 and 2000, net investment income included $5.4 million and $6.6 million, respectively, related to these changes. Such investment income was substantially offset by increases to liabilities representing the accrual of benefits to policyholders. The value of the S&P 500 Call Options was $31.2 million at June 30, 2001. We classify such instruments as other invested assets.

                         CONSECO, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              --------------------

     On June 29, 2001, we entered into interest rate swap agreements to convert the fixed rate on our senior notes (10.75 percent) to a variable rate based on LIBOR plus 4.75 percent (currently 8.4625 percent). In accordance with the requirements of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by Statement of Financial Accounting Standards No. 137, "Deferral of the Effective Date of FASB Statement No. 133" and Statement of Financial Accounting Standards No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities", the change in the fair value of the interest rate swap and the loss or gain on the hedged senior notes attributable to the hedged interest rate risk are recorded in current-period earnings (no material change in value occurred during the period ended June 30, 2001). Because the terms of the interest rate swap agreements match the terms of the senior notes, the gain or loss on the swap and the senior notes will generally be equal and offsetting.

     During the second quarter of 2000, several swap agreements were terminated resulting in a $38.7 million net investment loss.

     If the counterparties for the S&P 500 Call Options or the interest rate swap agreements fail to meet their obligations, Conseco may have to recognize a loss. Conseco limits its exposure to such a loss by diversifying among several counterparties believed to be strong and creditworthy. At June 30, 2001, all of the counterparties were rated "A" or higher by Standard & Poor's Corporation.

     GUARANTEES

     In conjunction with certain sales of finance receivables, our finance subsidiary provided guarantees aggregating approximately $1.5 billion at June 30, 2001. We consider any potential payments related to these guarantees in the projected net cash flows used to determine the value of our interest-only securities. During the first six months of 2001, advances of interest and principal payments related to such guarantees totaled $12.6 million.

     We have guaranteed bank loans totaling $548.7 million to approximately 160 current and former directors, officers and key employees. The funds were used by the participants to purchase approximately 18.3 million shares of Conseco common stock in open market or negotiated transactions with independent parties. Such shares are held by the bank as collateral for the loans. In addition, Conseco has provided loans to participants for interest on the bank loans totaling $122.2 million. During the third quarter of 2000, the Company negotiated a new guarantee with the banks which expires on December 31, 2003, and made it available to participants who qualified and chose to participate in a new lending program. A key goal of the program is to reduce the balance of each participant's bank and interest loans to $25 per share of stock purchased through the program. Such reductions are to occur through cash payments and pay for performance programs. In order to receive the pay for performance program benefits, participants in the new program are required to put to the Company, 75 percent of the value in excess of $25 per share of the shares purchased through this program, as determined on December 31, 2003. A subsidiary of Conseco has pledged $51.9 million of cash collateral in conjunction with the guarantee of a portion of the bank loans. Conseco also granted a security interest in most of its assets in conjunction with the guarantee of a portion of the bank loans. At June 30, 2001, the reserve for losses on the loan guarantees and the liability related to the pay for performance benefits totaled $250.4 million. At June 30, 2001, the guaranteed bank loans and interest loans exceeded the value of the collateral held (primarily the value of the common stock purchased) and the reserve for losses and the liability related to the pay for performance benefits by approximately $125 million. All participants have agreed to indemnify Conseco for any loss incurred on their loans. We regularly evaluate these guarantees and loans in light of the collateral and the creditworthiness of the participants.

     REINSURANCE

     The cost of reinsurance ceded totaled $110.2 million and $141.2 million in the first six months of 2001 and 2000, respectively. We deducted this cost from insurance policy income. Conseco is contingently liable for claims reinsured if the assuming company is unable to pay. Reinsurance recoveries netted against insurance policy benefits totaled $106.2 million and $141.7 million in the first six months of 2001 and 2000, respectively. Reinsurance premiums assumed totaled $90.2 million and $188.5 million in the first six months of 2001 and 2000, respectively.

                         CONSECO, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              --------------------

     INCOME TAXES

     A reconciliation of the U.S. statutory corporate income tax rate to the effective rate reflected in the consolidated statement of operations is as follows:

                                                                                                      Six months ended
                                                                                                           June 30,
                                                                                                     -------------------
                                                                                                     2001           2000
                                                                                                     ----           ----

U.S. statutory corporate rate..................................................................       35.0%        (35.0)%
Nondeductible goodwill amortization............................................................        9.2           6.8
Other nondeductible expenses...................................................................         -            5.8
State taxes....................................................................................        3.7           1.4
Provision for tax issues and other.............................................................       (6.1)          9.5
                                                                                                      ----          ----

     Effective tax rate........................................................................       41.8%        (11.5)%
                                                                                                      ====         =====

     CHANGES IN DIRECT CORPORATE OBLIGATIONS

     Notes payable, representing direct corporate obligations, were as follows (interest rates as of June 30, 2001):

                                                                                June 301       December 31,
                                                                                  2001             2000
                                                                                  ----             ----
                                                                                   (Dollars in millions)

$1.5 billion bank credit facility (6.35%)....................................  $1,499.8           $1,500.0
Other bank credit facilities.................................................       -                551.2
7.6% senior notes ...........................................................       -                118.9
6.4% Mandatory Par Put Remarketed Securities ................................       -                550.0
8.5% notes due 2002..........................................................     450.0              450.0
6.4% notes due 2003..........................................................     250.0              250.0
8.75% notes due 2004.........................................................     788.0              788.0
6.8% senior notes due 2005...................................................     250.0              250.0
9.0% notes due 2006..........................................................     550.0              550.0
10.75% senior notes due 2008.................................................     400.0                -
Other........................................................................      90.7               92.1
                                                                               --------           --------

     Total principal amount..................................................   4,278.5            5,100.2
Unamortized net discount.....................................................      49.0               45.2
                                                                               --------           --------

     Direct corporate obligations............................................  $4,229.5           $5,055.0
                                                                               ========           ========

     On June 29, 2001, the Company completed the public offering of $400.0 million of 10.75 percent senior notes (the "10.75% Notes") due June 15, 2008. We have entered into interest rate swap agreements to convert the fixed rate on these notes to a variable rate based on LIBOR plus approximately 4.75 percent (currently 8.4625 percent). The indenture for the 10.75% Notes limits our ability to, among other things (all as described in the indenture): (i) incur additional debt and issue preferred stock; (ii) make loans and investments;
(iii) pay dividends; (iv) create additional loans on our assets; (v) engage in transactions with our affiliates; (vi) consolidate, merge or transfer all or substantially all our assets; or (vii) change lines of business. Most of the foregoing restrictions will expire, if the 10.75% Notes have been rated as investment grade securities by either S & P or Moody's. The 10.75% Notes are unsecured and rank equally with all other unsecured senior indebtedness of Conseco. Proceeds from the offering of approximately $385.9 million (after underwriting discounts and estimated offering expenses) were used to reduce amounts outstanding under our credit facilities. As a result, we recognized an extraordinary charge of $.4 million (net of an income tax benefit of $.2 million) in the second quarter of 2001.

     Under our current bank credit facilities, we agreed to the manner in which the proceeds from asset sales and refinancing transactions would be used. During the first six months of 2001, the $619.0 million of proceeds from such transactions were used as follows: (i) $73.3 million was used to repay amounts outstanding under our bank credit facilities; (ii) $64.1 million was used to repurchase $64.6 million par value of the 7.6% senior notes due June 2001 (resulting in an

                         CONSECO, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              --------------------

extraordinary gain of $.3 million, net of income taxes of $.2 million); (iii) $469.0 million was transferred to a segregated cash account for the payment of debt (the balance in such segregated account, together with cash on hand was used to repay the remaining outstanding amounts of the 6.4% Mandatory Par Put Remarketed Securities putable on June 15, 2001 and the 7.6% senior notes due June 2001); and (iv) $12.6 million was added to the general cash balance of the Company.

     Pursuant to our current bank credit facilities, we have agreed that any amounts received from asset sales or refinancing transactions occurring after June 30, 2001 (with certain exceptions), would be used as follows: (i) the first $105.4 million would be retained by Conseco; and (ii) any subsequent proceeds would be applied: (a) 50 percent to repay the $1.5 billion facility and to fund a segregated cash account to provide collateral for Conseco's guarantee related to the directors, officers and key employee stock purchase program (based on the relative balance due under each facility); and (b) the remaining 50 percent would be retained by Conseco. No assurance can be provided as to the timing, proceeds, or other terms related to any potential asset sale or financing transaction.

     Our current bank credit facilities require the Company to maintain various financial ratios and balances, as defined in the agreement including: (i) a debt-to-total capitalization ratio of less than .425:1.0 at June 30, 2001 and decreasing over time, as defined in the agreement, to 0.30:1.0 at March 31, 2004 and thereafter (such ratio was .365:1.0 at June 30, 2001); (ii) an interest coverage ratio greater than 1.10:1.0 for the nine months ending June 30, 2001 and increasing over time, as defined in the agreement, to 2.00:1.0 for the four quarters ending December 31, 2003 and thereafter (such ratio was 1.35:1.0 for the nine months ended June 30, 2001); (iii) adjusted earnings, as defined in the agreement, of at least $750 million for the six months ending June 30, 2001 and increasing over time, as defined in the agreement, to $2,175.0 million for the year ending December 31, 2004 (the adjusted earnings for the six months ended June 30, 2001 were $1,093.5 million); (iv) Conseco Finance tangible net worth, as defined in the agreement, of at least $950.0 million at June 30, 2001; $1.2 billion at December 31, 2001; $1.4 billion at December 31, 2002; $1.65 billion at December 31, 2003; and $2.0 billion at December 31, 2004 (such tangible net worth was in excess of $1.25 billion at June 30, 2001); and (v) an aggregate risk-based capital ratio with respect to our insurance subsidiaries of at least 200 percent (such ratio was greater than 230 percent at June 30, 2001).

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

     The interest rate on our current bank credit facilities is based on an IBOR rate plus a margin of 2.5 percent. Borrowings under our bank credit facilities averaged $1,992.6 million during the first six months of 2001, at a weighted average interest rate of 7.7 percent.

     Pursuant to the terms of the Mandatory Par Put Remarketed Securities, the Company elected to redeem the notes at a redemption price defined in the remarketing agreement. As a result, the Company recognized an extraordinary charge of $4.6 million (net of an income tax benefit of $2.5 million) in the second quarter of 2001.

                         CONSECO, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              --------------------

     CHANGES IN DIRECT FINANCE OBLIGATIONS (EXCLUDING NOTES PAYABLE RELATED TO SECURITIZED FINANCE RECEIVABLES STRUCTURED AS COLLATERALIZED BORROWINGS)

     Notes payable (excluding notes payable related to securitized finance receivables structured as collateralized borrowings) of the finance segment were as follows (interest rates as of June 30, 2001):

                                                                                June 30,       December 31,
                                                                                  2001             2000
                                                                                  ----             ----
                                                                                   (Dollars in millions)
Master repurchase agreements due on various dates in
   2002 and 2003 (4.70%).....................................................  $1,089.4           $1,806.9
Credit facility collateralized by retained interests in securitizations
   due 2003 (5.98%)..........................................................     562.5              590.0
Medium term notes due September 2002 and April 2003 (6.52%)..................     223.7              223.7
10.25% senior subordinated notes due June 2002...............................     193.6              193.6
Other........................................................................      26.5                3.2
                                                                               --------           --------

     Total principal amount..................................................   2,095.7            2,817.4

Unamortized net discount and deferred fees...................................       5.9                6.5
                                                                               --------           --------

     Direct finance obligations..............................................  $2,089.8           $2,810.9
                                                                               ========           ========

     Amounts borrowed under master repurchase agreements have decreased due to repayments using the proceeds received from various asset sales. At June 30, 2001, we had $3.6 billion in master repurchase agreements, commercial paper conduit facilities and other facilities with various banking and investment banking firms for the purpose of financing our consumer and commercial finance loan production. These facilities typically provide financing of a certain percentage of the underlying collateral and are subject to the availability of eligible collateral and, in some cases, the willingness of the banking firms to continue to provide financing. Some of these agreements provide for annual terms which are extended either quarterly or semi-annually by mutual agreement of the parties for an additional annual term based upon receipt of updated quarterly financial information. At June 30, 2001, we had borrowed $1.1 billion of the $3.6 billion available under such agreements.

     During 2000, the Company amended an agreement with Lehman Brothers, Inc. ("Lehman") related to certain master repurchase agreements and the collateralized credit facility. Such amendment significantly reduced the restrictions on intercompany payments from Conseco Finance to Conseco as required by the previous agreement. In conjunction with the amendment, Conseco agreed to convert $750 million principal balance of its intercompany note due from Conseco Finance to $750 million stated value of Conseco Finance 9 percent redeemable cumulative preferred stock (the "intercompany preferred stock"). During the first six months of 2001, Conseco Finance made payments to Conseco totaling $393.1 million reducing the intercompany note balance to $393.6 million at June 30, 2001.

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

     The amended agreement requires Conseco Finance to maintain various financial ratios, as defined in the agreement. These ratios include: (i) an adjusted tangible net worth of at least $1.95 billion (such amount was $2.2 billion at June 30, 2001); (ii) a fixed charge coverage ratio of not less than 1.0:1.0 for the nine-month period ending June 30, 2001, and defined periods thereafter (such ratio was 1.20:1.0 for the nine months ended June 30, 2001);
(iii) a ratio of net worth to total managed receivables of not less than 4:100 (such ratio was 4.81:100 at June 30, 2001); and (iv) a ratio of total non-warehouse debt less finance receivables and certain other assets, as defined in the agreement, to net worth of less than 1.0:2.0 (such ratio was .06:2.0 at June 30, 2001).

     NOTES PAYABLE RELATED TO SECURITIZED FINANCE RECEIVABLES STRUCTURED AS COLLATERALIZED BORROWINGS

     Notes payable related to securitized finance receivables structured as collateralized borrowings were $13,392.7 million at June 30, 2001. The principal and interest on these notes are paid using the cash flows from the underlying finance receivables which serve as collateral for the notes. Accordingly, the timing of the principal payments on these notes is dependent on the payments received on the underlying finance receivables which back the notes. The average interest rate on these notes at June 30, 2001 was 7.2 percent.

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

                         CONSECO, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              --------------------

     CHANGES IN COMMON STOCK

     Changes in the number of shares of common stock outstanding were as follows:

                                                                                                      Six months ended
                                                                                                           June 30,
                                                                                                     -------------------
                                                                                                     2001           2000
                                                                                                     ----           ----
                                                                                                    (Shares in thousands)

Balance, beginning of period...................................................................    325,318        327,679
   Stock options exercised.....................................................................        394             65
   Shares issued pursuant to stock purchase contracts related to the FELINE PRIDES.............     11,351            -
   Settlement of forward contract and common stock acquired....................................        -           (4,246)
   Shares issued under employee benefit compensation plans.....................................        910          1,791
                                                                                                   -------        -------

Balance, end of period.........................................................................    337,973        325,289
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

     RECENTLY ISSUED ACCOUNTING STANDARDS

     The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, "Business Combinations", and No. 142, "Goodwill and Other Intangible Assets" in June 2001. Under the new rules, goodwill will no longer be amortized but will be subject to annual impairment tests, effective January 1, 2002. Application of the nonamortization provisions is expected to result in an increase to net income of approximately $110 million (approximately $.29 per share) in the year ended December 31, 2002. We will perform the first of the required impairment tests as of January 1, 2002. We have not determined what the effect of these tests will be on the earnings and financial position of the Company.

     The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 140, "Accounting for the Transfer and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS 140"), which is a replacement for SFAS 125; and a related implementation guide in September 2000. SFAS 140 and the implementation guide have changed the criteria that must be met for securitization transactions to be recorded under the portfolio method. We did not need to make any significant changes to our securitization structures to meet the new criteria which are effective for securitization transactions completed after March 31, 2001. SFAS 140 also requires additional disclosures regarding securitization transactions, which are reflected in the notes herein or in the notes to the consolidated financial statements included in the Company's 2000 Form 10-K.

     Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), as amended by Statement of Financial Accounting Standards No. 137, "Deferral of the Effective Date of FASB Statement No. 133" and Statement of Financial Accounting Standards No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities" ("SFAS 138") requires all derivative instruments to be recorded on the balance sheet at estimated fair value. Changes in the fair value of derivative instruments are to be recorded each period either in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, on the type of hedge transaction. We adopted SFAS 133 on January 1, 2001. Because of our minimal use of derivatives, other than the S&P 500 Call Options, interest rate swaps and embedded derivatives associated

                         CONSECO, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              --------------------

with our equity-indexed annuities, the adoption of the new standard and implementation guidance approved by FASB prior to December 31, 2000, did not have a material impact on the Company's financial position or results of operations.

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

                         CONSECO, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              --------------------

future prospects of Conseco Finance (particularly with respect to performance of certain loan portfolios of Conseco Finance) which allegedly rendered the disclosure documents false and misleading.

     All of the Conseco, Inc. securities cases have now been consolidated into one case in the United States District Court for the Southern District of Indiana, captioned: "In Re Conseco, Inc. Securities Litigation", cause number IP00-585-C-Y/S. An amended complaint was filed on January 12, 2001, which asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Sections 11, 12(a)(2) and 15 of the Securities Act of 1933, with respect to common stock and various other securities issued by the Company and Conseco Financing Trust VII. The Company filed a motion to dismiss the amended complaint on April 27, 2001. The Company intends to defend this lawsuit vigorously. The ultimate outcome cannot be predicted with certainty.

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

     We maintained certain directors' and officers' liability insurance that was in force at the time the Indiana securities and derivative litigation was commenced and, in our view, applies to the claims asserted in that litigation. As a result, we have not established any reserve for possible losses with respect to those claims. The insurers have denied coverage for those claims, so we commenced a lawsuit against them on June 13, 2001, in Marion County Circuit Court in Indianapolis, Indiana (Conseco, Inc., et. al. v. National Union Fire Insurance Company of Pittsburgh, PA., Royal Insurance Company of America, Westchester Fire Insurance Company, RLI Insurance, Greenwich Insurance Company and HSBC Insurance Brokers Limited, Cause No. 49C010106CP001467) seeking, among other things, a judicial declaration that coverage for those claims exists. We intend to pursue our coverage rights vigorously. However, the ultimate outcome cannot be predicted with certainty.

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

                         CONSECO, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              --------------------

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

                         CONSECO, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              --------------------

     CONSOLIDATED STATEMENT OF CASH FLOWS

     The following disclosures supplement our consolidated statement of cash flows:

                                                                                                    Six months ended
                                                                                                        June 30,
                                                                                                    ------------------
                                                                                                    2001          2000
                                                                                                    ----          ----
                                                                                                   (Dollars in millions)
Cash flows from operating activities:
   Net income (loss)...........................................................................   $  58.4        $(327.3)
   Adjustments to reconcile net income (loss) to net cash provided by operating activities:
       Interest-only securities investment income..............................................     (31.7)         (56.1)
       Cash received from interest-only securities, net........................................       7.9          126.5
       Servicing income........................................................................     (56.4)         (55.3)
       Cash received from servicing activities.................................................      42.4           63.2
       Provision for losses....................................................................     239.7          234.7
       Gain on sale of finance receivables.....................................................     (15.6)          (2.6)
       Amortization and depreciation...........................................................     379.2          445.2
       Income taxes............................................................................     (31.7)         (95.0)
       Insurance liabilities...................................................................     101.2          516.0
       Accrual and amortization of investment income...........................................      81.8         (186.3)
       Deferral of cost of policies produced and purchased.....................................    (354.1)        (417.3)
       Gain on sale of interest in riverboat...................................................    (192.4)           -
       Impairment charges......................................................................      41.7           12.1
       Special charges.........................................................................     119.0          138.8
       Minority interest.......................................................................      94.3          115.0
       Net investment losses...................................................................     153.6          153.5
       Extraordinary charge on extinguishment of debt..........................................       7.3            -
       Other...................................................................................    (138.6)        (146.2)
                                                                                                  -------        -------

         Net cash provided by operating activities.............................................   $ 506.0        $ 518.9
                                                                                                  =======        =======

                                                                                                       Six months ended
                                                                                                           June 30,
                                                                                                       ------------------
                                                                                                       2001          2000
                                                                                                       ----          ----
                                                                                                      (Dollars in millions)

Non-cash items not reflected in the investing and financing activities sections of the consolidated statement of cash flows:
     Issuance of common stock under stock option and employee benefit plans.......................    $  11.4       $ -
     Issuance of convertible preferred shares.....................................................        8.5         4.1
     Value of FELINE PRIDES retired and transferred from minority interest to common
       stock and additional paid-in capital.......................................................      496.6         -
     Issuance of warrants to Lehman...............................................................        -          48.1
     Issuance of warrants to General Electric Corporation.........................................        -          21.0

                         CONSECO, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              --------------------

       SPECIAL CHARGES

       2001

     The following table summarizes the special charges incurred by the Company during the second quarter of 2001 and for the first six months of 2001, which are further described in the paragraphs which follow (dollars in millions):

                                                                                             Three months       Six months
                                                                                                 ended             ended
                                                                                               June 30,          June 30,
                                                                                                 2001              2001
                                                                                              -----------       -----------

Organizational restructuring:
   Severance benefits....................................................................        $ -              $15.3
   Office closings and sale of artwork...................................................           .3              7.1
   Loss related to sale of certain finance receivables...................................          2.2             11.2
Amounts related to discontinued operations...............................................          -                8.5
Other items..............................................................................         13.7             13.7
                                                                                                 -----            -----

   Special charges before income tax benefit.............................................        $16.2            $55.8
                                                                                                 =====            =====

     Severance benefits

     During the first quarter of 2001, Conseco developed plans to change the way it operates. Such changes are being undertaken in an effort to improve the Company's operations and profitability. The planned changes included moving a significant number of jobs to India, where a highly-educated, low-cost, English-speaking labor force is available. Pursuant to GAAP, the Company is required to recognize the costs associated with most restructuring activities as the costs are incurred. However, costs associated with severance benefits are required to be recognized when the costs are: (i) attributable to employees' services that have already been rendered; (ii) relate to obligations that accumulate; and (iii) are probable and can be reasonably estimated. Since the severance costs associated with our planned activities meet these requirements, we recognized a charge of $15.3 million in the first six months of 2001.

     Office closings and sale of artwork

     In conjunction with our restructuring activities, we have decided to close certain offices, which resulted in the abandonment of certain leasehold improvements. Further, certain antiques and artwork, formerly displayed in the Company's executive offices, have been or are in the process of being sold. We recognized a charge of $7.1 million related to these assets in the first six months of 2001.

     Loss related to the sale of certain finance receivables

     During the second quarter of 2001, we recognized a loss of $2.2 million on the sale of $11.2 million of finance receivables. During the first quarter of 2001, the purchaser of certain credit card receivables returned certain receivables pursuant to a return of accounts provision included in the sales agreement. Such returns and the associated losses exceeded the amounts we initially anticipated when the receivables were sold. We recognized a loss of $9.0 million related to the returned receivables.

     Amounts related to discontinued operations

     During the first quarter of 2001, we recognized special charges related to our discontinued operations of: (i) $6.0 million related to various disputed reinsurance balances; and (ii) $2.5 million related to reserves for litigation.

                         CONSECO, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              --------------------

     2000

     During the second quarter of 2000, the Company incurred the following charges which are further described in the paragraphs which follow (dollars in millions):

Advisory fees and warrant paid and/or issued to Lehman and other investment banks........       $117.1
Exit from subprime automobile and bankcard business......................................         58.5
Executive termination payment............................................................         72.5
Chief Executive Officer signing payment..................................................         45.0
Warrants granted to General Electric Company.............................................         21.0
Other  ..................................................................................         13.1
                                                                                                ------

     Special charges before income tax benefit...........................................       $327.2
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

     Lehman has also amended its master repurchase financing facilities with our finance operations to expand the types of assets financed. As partial consideration for the financing transaction, Lehman received a warrant, with a nominal exercise price, for five percent of the common stock of Conseco Finance. The warrant has a five-year term. The holder of the warrant or Conseco Finance may cause the warrant and any stock issued upon its exercise to be purchased for cash at an appraised value in September 2002 (pursuant to the revised terms of the warrant). Since the warrant permits cash settlement at fair value at the option of the holder of the warrant, it has been classified as a liability measured at fair value, with changes in its value reported in earnings. The warrant would be cancelled in certain circumstances in the event the holder thereof or an affiliate participates in a group that purchases Conseco Finance. The initial $48.1 million estimated value of the warrant was recognized as an expense during the second quarter of 2000.

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

                         CONSECO, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              --------------------

     Exit from subprime automobile and bankcard business

     Late in the second quarter of 2000, we decided to terminate the operations of our subprime automobile financing and servicing companies. A binding sale agreement for the operation's finance receivables was entered into on June 28, 2000. In addition, Conseco Finance sold substantially all of its bankcard (Visa and Mastercard) portfolio. We recognized a net loss on these sales of $58.5 million.

     Executive Termination

     On April 28, 2000, Conseco and Stephen C. Hilbert, the Company's former Chairman and Chief Executive Officer, entered into an agreement pursuant to which Mr. Hilbert's employment was terminated. As contemplated by the terms of his employment agreement, Mr. Hilbert received: (i) $72.5 million (prior to required withholdings for taxes), an amount equal to five times his salary and the non-discretionary bonus amount (as defined in his employment agreement) for 2000; less (ii) the amount due under a secured loan of $23 million, plus accrued interest, made to Mr. Hilbert on April 6, 2000. Mr. Hilbert also received the bonus of $3,375,000 payable under his employment agreement for the first quarter of 2000. Conseco agreed to continue to treat Mr. Hilbert as though he were an employee/participant for purposes of the guaranteed bank loans and the loans for interest on such loans pursuant to the stock purchase program. Conseco also entered into a consulting agreement with Mr. Hilbert pursuant to which Mr. Hilbert has agreed to provide consulting services up to an average of 25 hours per month for a period of three years. Mr. Hilbert also agreed not to compete with Conseco during the term of the consulting agreement. On April 27, 2000, Mr. Hilbert was granted options to purchase an aggregate of 2,000,000 shares of Conseco common stock at a price of $5.75 per share (the average of the high and low sales prices on the New York Stock Exchange on such date). The options expire on April 26, 2003.

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

     Executive Hiring

     On June 28, 2000, the Company hired Gary C. Wendt as its Chief Executive Officer. Pursuant to the terms of his employment agreement, Mr. Wendt received a payment of $45 million (prior to required withholdings for taxes) and was granted options to purchase an aggregate of 10,000,000 shares of Conseco common stock at a price of $5.875 per share (the average of the high and low sales price on the New York Stock Exchange on the date on which the substantial terms of Mr. Wendt's employment were agreed to). The options vest over five years and expire on June 28, 2010. The Company also issued 3,200,000 shares of restricted stock to Mr. Wendt. The restrictions on the stock lapse if Mr. Wendt remains employed by Conseco through June 30, 2002, or upon a "change in control" of the Company. The value of the restricted shares ($18.8 million) will be recognized as an expense to the Company over the two year period ending June 30, 2002. Mr. Wendt is also being provided certain supplemental retirement, insurance and other benefits under the terms of his employment agreement.

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

                         CONSECO, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              --------------------

     ADDITIONAL AMORTIZATION

     2001

     The Company has previously announced its intent to sell and/or cancel its major medical lines of business. Recently, the Company began a process of not renewing portions of this business in several unprofitable states in accordance with the contractual terms of the policies. As a result, we determined that approximately $40.0 million of the cost of policies produced and cost of policies purchased would not be recoverable.

     The cost of policies produced and the cost of policies purchased are amortized in relation to the estimated gross profits to be earned over the life of our annuity products. As a result of economic developments, actual experience of our products and changes in our expectations, we changed our investment yield assumptions used in calculating the estimated gross profits to be earned on our annuity products.

     The changes described in the preceding two paragraphs resulted in additional amortization of the cost of policies produced and cost of policies purchased of $75.0 million in the second quarter of 2001.

     2000

     As a result of economic developments, actual experience of our products and changes in our expectations during the second quarter of 2000, we changed our investment yield assumptions used in calculating the estimated gross profits to be earned on our annuity products. Such changes resulted in additional amortization of the cost of policies produced and cost of policies purchased of $25.6 million in the second quarter of 2000.

     SALE OF INTEREST IN RIVERBOAT

     In the first quarter of 2001, the Company sold its 29 percent ownership interest in the riverboat casino in Lawrenceberg, Indiana, for $260 million. We recognized a net gain on the sale of $192.4 million.

     SUBSEQUENT EVENT

     On July 31, 2001, we completed the acquisition of Ex1Services.com, Inc. ("Ex1"), a firm that specializes in customer service and backroom outsourcing with operations in India. We issued 3.4 million shares of our common stock in exchange for Ex1's common stock. The total value of the transaction is approximately $52.6 million. The acquisition will be accounted for as a purchase. The Conseco Board of Directors (without Gary C. Wendt, the Company's Chief Executive Officer, voting) approved the transaction, after receiving the recommendation of a special committee of outside directors. Mr. Wendt was one of the founders of Exl. Mr. Wendt and his wife owned 20.3 percent of Exl and his other relatives owned an additional 9.4 percent. Mr. Wendt and his wife received 692,567 shares of Conseco common stock in the transaction (worth approximately $9.7 million at the time the agreement was negotiated). However, these shares remain restricted until Conseco recovers its $52.6 million acquisition price through cost savings achieved by transferring work to Exl and/or pre-tax profits from services provided to third parties by Exl. The shares also become unrestricted upon a change of control of 51 percent of the outstanding shares of Conseco common stock.

                         CONSECO, INC. AND SUBSIDIARIES
                              --------------------

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     In this section, we review Conseco's consolidated results of operations for the three and six months ended June 30, 2001 and 2000, and significant changes in our consolidated financial condition. Please read this discussion in conjunction with the accompanying consolidated financial statements and notes.

     Consolidated results and analysis

     The net loss applicable to common stock of $30.3 million in the second quarter of 2001, or 9 cents per diluted share, included: (i) net investment losses (net of related costs, amortization and taxes) of $22.0 million, or 7 cents per share; (ii) income of $20.8 million, or 6 cents per share, related to our venture capital investment in TeleCorp; (iii) an impairment charge of $21.0 million, or 6 cents per share, related to the Company's interest-only securities and servicing rights; (iv) special charges and additional amortization of $59.2 million, or 18 cents per share as summarized in the notes to the consolidated financial statements; (v) an extraordinary charge of $5.0 million, or 1 cent per share, related to the early retirement of debt; and (vi) a net loss of $13.5 million, or 4 cents per share, related to the discontinued major medical business. The net loss applicable to common stock of $407.2 million in the second quarter of 2000, or $1.25 per diluted share, included: (i) net investment losses (including related costs, amortization and taxes) of $71.4 million, or 22 cents per share; (ii) a loss of $47.5 million, or 14 cents per share, related to our venture capital investment in TeleCorp; (iii) an impairment charge of $6.0 million, or 2 cents per share, to reduce the value of interest-only securities and servicing rights; (iv) a provision for loss of $44.6 million, or 14 cents per share, related to the Company's guarantee of bank loans to directors, officers and key employees to purchase shares of Conseco common stock; (v) special charges and additional amortization of $270.6 million, or 83 cents per share; and (vi) net loss of $6.3 million, or 2 cents per share, related to the discontinued major medical business and other non-recurring items.

     Net income applicable to common stock of $49.9 million in the first six months of 2001, or 14 cents per diluted share, included: (i) net investment losses (net of related costs, amortization and taxes) of $81.1 million, or 23 cents per share; (ii) income of $3.3 million, or 1 cent per share, related to our venture capital investment in TeleCorp; (iii) the gain on the sale of our interest in a riverboat of $122.6 million, or 35 cents per share; (iv) an impairment charge of $26.0 million, or 7 cents per share, related to the Company's interest-only securities and servicing rights; (v) special charges and additional amortization of $69.2 million, or 20 cents per share as summarized in the notes to the consolidated financial statements; (vi) an extraordinary charge of $4.7 million, or 1 cent per share, related to the early retirement of debt; and (vii) a net loss of $18.6 million, or 6 cents per share, related to the discontinued major medical business. The net loss applicable to common stock of $334.0 million in the first six months of 2000, or $1.02 per diluted share, included: (i) net investment losses (including related costs, amortization and taxes) of $84.6 million, or 26 cents per share; (ii) income of $.4 million, or nil cents per share, related to our venture capital investment in TeleCorp;
(iii) an impairment charge of $7.6 million, or 2 cents per share, to reduce the value of interest-only securities and servicing rights; (iv) a provision for loss of $59.3 million, or 18 cents per share, related to the Company's guarantee of bank loans to directors, officers and key employees to purchase shares of Conseco common stock; (v) special charges and additional amortization of $270.6 million, or 83 cents per share; and (vi) net income of $17.8 million, or 6 cents per share, related to the discontinued major medical business and other non-recurring items.

     We evaluate the performance and determine future earnings goals based on operating earnings which are defined as income before: (i) net investment gains (losses)(less that portion of amortization of cost of policies purchased and cost of policies produced and income taxes relating to such gains (losses));
(ii) the venture capital income (loss) related to our investment in TeleCorp;
(iii) the gain on the sale of our interest in a riverboat; (iv) special items not related to the continuing operations of our businesses (including impairment charges to reduce the value of interest-only securities and servicing rights, special charges and the provision for losses related to loan guarantees); (v) the effect on amortization of the cost of policies purchased and produced of changes in assumptions used to estimate future gross profits of insurance businesses; and (vi) the net income (loss) related to the discontinued major medical business. The criteria used by management to identify the items excluded from operating earnings include whether the item: (i) relates to other than the continuing operations of our businesses; (ii) is infrequent; (iii) is material to net income (loss); (iv) results from restructuring activities; (v) results from a change in the regulatory environment; and/or (vi) relates to the sale of an investment or the change in estimated market value of our venture capital investments. The non-operating items which may occur will vary from period to period, and since these items are determined based on management's discretion, inconsistencies in the application of the criteria may exist. Operating earnings are determined by adjusting GAAP net

                         CONSECO, INC. AND SUBSIDIARIES
                              --------------------

income for the above mentioned items. While these items may be significant components in understanding and assessing our consolidated financial performance, we believe that the presentation of operating earnings enhances the understanding of our results of operations by highlighting net income attributable to the normal, recurring operations of the business and by excluding events that materially distort trends in net income. However, operating earnings are not a substitute for net income determined in accordance with GAAP.

     Results of operations by segment for the three and six months ended June 30, 2001 and 2000

     The following tables and narratives summarize our operating results by business segment.

                                                                  Three months ended         Six months ended
                                                                        June 30,                  June 30,
                                                                   -----------------         -----------------
                                                                   2001         2000         2001         2000
                                                                   ----         ----         ----         ----
                                                                              (Dollars in millions)

Operating earnings from continuing operations before goodwill goodwill amortization and taxes:
     Insurance and fee-based segment operating earnings.......   $ 231.6      $ 211.7       $434.8      $ 397.0
     Finance segment operating earnings.......................      80.1         28.0        143.7         63.8
                                                                 -------      -------       ------      -------

     Subtotal.................................................     311.7        239.7        578.5        460.8
                                                                  ------      -------       ------      -------

Holding company activities:
   Corporate expenses, less charges to subsidiaries for
     services provided........................................      (9.3)        (7.3)         (.8)       (23.1)
   Interest and dividends, net of corporate investment income.    (138.2)      (167.4)      (290.5)      (325.8)
   Allocation of interest and dividends to finance segment....       1.9         38.4          7.4         80.6
                                                                 -------      -------       ------      -------

     Operating earnings from continuing operations
       before taxes and goodwill amortization.................     166.1        103.4        294.6        192.5

Taxes  .......................................................     (68.1)       (37.8)      (115.8)       (71.4)
                                                                 -------      -------       ------      -------

     Operating earnings from continuing operations before
       goodwill amortization..................................      98.0         65.6        178.8        121.1

Goodwill amortization.........................................     (28.4)       (26.4)       (55.2)       (51.2)
                                                                 -------      -------       ------      -------

     Operating earnings from continuing operations
       applicable to common stock.............................      69.6         39.2        123.6         69.9

Non-operating items, net of tax:
   Net realized losses........................................     (22.0)       (71.4)       (81.1)       (84.6)
   Venture capital income (loss)..............................      20.8        (47.5)         3.3           .4
   Gain on sale of interest in riverboat......................       -            -          122.6          -
   Impairment charge..........................................     (21.0)        (6.0)       (26.0)        (7.6)
   Provision for losses related to loan guarantees............       -          (44.6)         -          (59.3)
   Special charges and additional amortization................     (59.2)      (270.6)       (69.2)      (270.6)
   Extraordinary charge on extinguishment of debt ............      (5.0)         -           (4.7)         -
   Discontinued lines and other non-recurring items...........     (13.5)        (6.3)       (18.6)        17.8
                                                                 -------      -------       ------      -------

Net income (loss) applicable to common stock..................   $ (30.3)     $(407.2)      $ 49.9      $(334.0)
                                                                 =======      =======       ======      =======

                         CONSECO, INC. AND SUBSIDIARIES
                              --------------------

Insurance and fee-based operations

                                                                  Three months ended         Six months ended
                                                                        June 30,                  June 30,
                                                                   -----------------         ----------------
                                                                   2001         2000         2001         2000
                                                                   ----         ----         ----         ----
                                                                              (Dollars in millions)
Premiums and asset accumulation product collections:
   Annuities.................................................. $   431.3    $   633.6    $   882.7    $ 1,279.2
   Supplemental health........................................     577.8        574.5      1,183.7      1,160.7
   Life.......................................................     237.1        245.0        479.6        487.2
                                                               ---------    ---------    ---------    ---------

       Collections on insurance products from continuing
          operations..........................................   1,246.2      1,453.1      2,546.0      2,927.1

   Major medical..............................................     195.4        240.2        404.9        473.7
                                                               ---------    ---------    ---------    ---------

       Total collections on insurance products................   1,441.6      1,693.3      2,950.9      3,400.8

   Mutual funds...............................................     120.5        143.1        231.8        432.7
                                                               ---------    ---------    ---------    ---------

       Total premiums and asset accumulation product
         collections.......................................... $ 1,562.1    $ 1,836.4    $ 3,182.7    $ 3,833.5
                                                               =========    =========    =========    =========

Average liabilities for insurance and asset accumulation
    products (excluding discontinued major medical business):
     Annuities:
       Mortality based........................................ $   423.2    $   451.1    $   427.3    $   453.5
       Equity-linked..........................................   2,629.7      2,562.2      2,631.2      2,483.5
       Deposit based..........................................   8,744.6      9,812.2      8,801.4     10,022.9
       Separate accounts and investment trust liabilities.....   2,437.5      2,718.5      2,463.1      2,588.7
       Health.................................................   5,065.2      4,719.6      5,024.1      4,658.8
     Life:
       Interest sensitive.....................................   4,315.9      4,269.8      4,302.8      4,257.5
       Non-interest sensitive.................................   2,677.3      2,703.7      2,665.5      2,716.8
                                                               ---------    ---------    ---------    ---------

         Total average liabilities for insurance and asset
           accumulation products, net of reinsurance ceded.... $26,293.4    $27,237.1    $26,315.4    $27,181.7
                                                               =========    =========    =========    =========

Revenues:
   Insurance policy income....................................     829.6        843.1      1,652.7      1,662.7
   Net investment income:
     General account invested assets..........................     457.1        479.7        897.9        975.5
     Equity-indexed products based on the change in
       value of the S&P 500 Call Options......................     (29.4)       (47.2)       (56.1)       (53.3)
     Separate account assets..................................     (14.7)        58.0        (64.0)       102.5
   Fee revenue and other income...............................      26.3         29.8         52.3         59.4
                                                               ---------    ---------    ---------    ---------

       Total revenues (a).....................................   1,268.9      1,363.4      2,482.8      2,746.8
                                                               ---------    ---------    ---------    ---------

Expenses:
   Insurance policy benefits..................................     601.1        639.3      1,211.4      1,273.5
   Amounts added to policyholder account balances:
     Annuity products and interest-sensitive life products
       other than those listed below..........................     142.1        148.4        288.2        317.9
     Equity-indexed products based on S&P 500 Index...........      (1.0)       (20.3)         2.1           .9
     Separate account liabilities.............................     (14.7)        58.0        (64.0)       102.5
   Amortization related to operations.........................     149.3        152.7        296.5        299.7
   Interest expense on investment borrowings..................      12.2          5.0         16.7         10.0
   Other operating costs and expenses.........................     148.3        168.6        297.1        345.3
                                                               ---------    ---------    ---------    ---------

       Total benefits and expenses (a)........................   1,037.3      1,151.7      2,048.0      2,349.8
                                                               ---------    ---------    ---------    ---------

       Operating income before goodwill amortization,
         income taxes and minority interest...................     231.6        211.7        434.8        397.0

Goodwill amortization.........................................     (28.4)       (26.4)       (55.2)       (51.2)
Net investment losses, including related costs and
   amortization...............................................     (33.9)      (109.2)      (124.8)      (130.2)
Special charges and additional amortization...................     (38.4)       (25.6)       (47.9)       (25.6)
                                                               ---------    ---------    ---------    ---------

       Income before income taxes and minority interest....... $   130.9    $    50.5    $   206.9    $   190.0
                                                               =========    =========    =========    =========

                                   (continued)

                         CONSECO, INC. AND SUBSIDIARIES
                              --------------------



                         (continued from previous page)

                                                                           Three months ended       Six months ended
                                                                                 June 30,                June 30,
                                                                           -------------------     ------------------
                                                                           2001         2000       2001          2000
                                                                           ----         ----       ----          ----
                                                                                      (Dollars in millions)
Ratios:
   Investment income, net of interest credited on annuities and universal life products and interest expense on investment borrowings, as a percentage of average liabilities for insurance and asset
     accumulation products (b).......................................      4.48%         4.67%      4.47%        4.70%
   Operating costs and expenses (excluding amortization of cost of policies produced and cost of policies purchased) as a
     percentage of average liabilities for insurance and asset
     accumulation products...........................................      2.68%         2.88%      2.68%        2.92%

Health loss ratios:
   All health lines:
     Insurance policy benefits.......................................    $434.7        $459.4     $885.4       $896.4
     Loss ratio......................................................     73.92%        80.28%     75.18%       78.95%

   Medicare Supplement:
     Insurance policy benefits.......................................    $161.9        $170.5     $329.6       $351.1
     Loss ratio......................................................     66.29%        72.21%     67.56%       74.59%

   Long-Term Care:
     Insurance policy benefits.......................................    $178.8        $191.8     $376.4       $343.5
     Loss ratio......................................................     82.25%        94.15%     86.09%       85.17%

   Specified Disease:
     Insurance policy benefits.......................................    $ 68.5        $ 64.4     $127.2       $141.9
     Loss ratio......................................................     72.98%        68.75%     68.19%       76.07%

   Other:
     Insurance policy benefits.......................................    $ 25.5        $ 32.7     $ 52.2       $ 59.9
     Loss ratio......................................................     78.24%        84.40%     79.04%       79.95%

--------------------
(a) Revenues exclude net investment gains (losses); benefits and expenses exclude amortization related to realized gains and goodwill amortization.
(b) Investment income includes income from general account assets only. Average insurance liabilities exclude liabilities related to separate accounts, investment trust and reinsurance ceded.

     General: Conseco's life insurance subsidiaries develop, market and administer annuity, supplemental health, individual life insurance and other insurance products. We distribute these products through a career agency force, professional independent producers and direct response marketing. This segment excludes our discontinued major medical business.

     Collections on insurance products from continuing operations were $1.2 billion in the second quarter of 2001, down 14 percent from 2000. Collections on insurance products from continuing operations were $2.5 billion in the first six months of 2001, down 13 percent from 2000. Sales of our equity-indexed and variable annuity products were adversely affected by the recent performance of the stock market. See "Premium and Asset Accumulation Product Collections" for further analysis.

     Average liabilities for insurance and asset accumulation products, net of reinsurance receivables, were $26.3 billion in the second quarter of 2001, down
3.5 percent from 2000. Average liabilities for insurance and asset accumulation products, net of reinsurance receivables, were $26.3 billion in the first six months of 2001, down 3.2 percent from 2000.

                         CONSECO, INC. AND SUBSIDIARIES
                              --------------------

     Insurance policy income is comprised of: (i) premiums earned on policies which provide mortality or morbidity coverage; and (ii) fees and other charges made against other policies. See "Premium and Asset Accumulation Product Collections" for further analysis.

     Net investment income on general account invested assets (which excludes income on separate account assets related to variable annuities; and the income
(loss), cost and change in the fair value of S&P 500 Call Options related to equity- indexed products) was $457.1 million in the second quarter of 2001, down
4.7 percent from the same period in 2000 and was $897.9 million in the first six months of 2001, down 8.0 percent from 2000. The average balance of general account invested assets in the second quarter of 2001 increased .7 percent to $25.4 billion compared to the same period in 2000. The yield on these assets was
7.2 percent in 2001 and 7.6 percent in 2000. The average balance of general account invested assets decreased by 1.7 percent in the first six months of 2001 to $25.1 billion compared to the same period in 2000. The yield on these assets decreased by .5 percentage points to 7.2 percent during the first six months of 2001. The decrease reflects general decreases in investment interest rates between periods.

     Net investment income related to equity-indexed products based on the change in value of the S&P 500 Call Options represents the change in the estimated fair value of our S&P 500 Index Call Options which are purchased in an effort to cover certain benefits accruing to the policyholders of our equity-indexed products. Our equity-indexed products are designed so that the investment income spread earned on the related insurance liabilities should be more than adequate to cover the cost of the S&P 500 Call Options and other costs related to these policies. Option costs that are attributable to benefits provided were $29.9 million and $31.1 million in the second quarters of 2001 and 2000, respectively; and $61.5 million and $59.9 million in the first six months of 2001 and 2000, respectively. These costs are netted in the investment income amounts. Net investment income (loss) related to equity-indexed products before this expense was $.5 million and $(16.1) million in the second quarters of 2001 and 2000, respectively; and $5.4 million and $6.6 million in the first six months of 2001 and 2000, respectively. Such amounts were substantially offset by the corresponding charge (credit) to amounts added to policyholder account balances for equity-indexed products of $(1.0) million and $(20.3) million in the second quarters of 2001 and 2000, respectively; and $2.1 million and $.9 million in the first six months of 2001 and 2000, respectively. Such income and related charge fluctuated based on the policyholder account balance subject to this benefit and to the performance of the S&P 500 Index to which the returns on such products are linked.

     Net investment income (loss) from separate account assets is offset by a corresponding charge (credit) to amounts added to policyholder account balances for separate account liabilities. Such income (loss) and related charge (credit) fluctuated in relationship to total separate account assets and the return earned on such assets.

     Fee revenue and other income includes: (i) revenues we receive for managing investments for other companies; and (ii) fees received for marketing insurance products of other companies. This amount decreased in the 2001 periods primarily as a result of a decrease in the market value of investments managed for others, upon which these fees are based.

     Insurance policy benefits decreased in the 2001 periods as a result of the factors summarized in the explanations for loss ratio fluctuations related to specific products which follow. Loss ratios are calculated by taking the related insurance product's: (i) policy benefits; divided by (ii) policy income.

     The loss ratio for Medicare supplement products in the 2001 periods was stable and on plan. The loss ratio in the 2000 periods was higher primarily due to: (i) the adverse development of the 1999 year end reserve; and (ii) the mix of our Medicare supplement business in 2000 included a higher percent of less profitable standard Medicare supplement policies. Governmental regulations generally require us to attain and maintain a loss ratio, after three years, of not less than 65 percent.

     The loss ratios for long-term care products in 2001 and 2000 both reflect:
(i) unfavorable claims experience; (ii) refinements made to the reserve estimation process; and (iii) the effects of the asset accumulation phase of these products. The net cash flows from our long-term care products generally result in the accumulation of amounts in the early years of a policy (accounted for as reserve increases) which will be paid out as benefits in later policy years (accounted for as reserve decreases). Accordingly, during the asset accumulation phase of these policies, the loss ratio will increase, but the increase in the change in reserve will be partially offset by investment income earned on the assets which have accumulated. The interest-adjusted loss ratio for long-term care products (calculated by taking the insurance product's: (i) policy benefits less

                         CONSECO, INC. AND SUBSIDIARIES
                              --------------------

interest income on the accumulated assets which back the insurance liabilities; divided by (ii) policy income) was approximately 67 percent for the trailing 12 month period ended June 30, 2001 (compared to a loss ratio of approximately 85 percent for the same trailing 12 month period). In order to improve the profitability of the long-term care product line, we are currently selling products with higher margins, and we have continued to apply for appropriate rate increases on older blocks of business. As a result of recent unfavorable claim experience in our long-term care insurance lines, we reviewed our reserving methodologies for several blocks of business. Certain changes in estimates were made that adversely affected the loss ratio in the first quarter 2001 and the second quarter of 2000.

     The loss ratio for our specified disease policies increased in the second quarter of 2001 due to unfavorable claims experience. Our general expectation is for this loss ratio to be approximately 65 percent. The loss ratio for the first six months of 2000 reflected refinements we made to the reserve estimation process and changes in estimates of year end claim liabilities.

     The loss ratios on our other products will fluctuate due to the smaller size of these blocks of business. While we have seen worse than expected experience, the loss ratios on this business over longer periods of time have generally been within our expectations.

     Amounts added to policyholder account balances for annuity products decreased by 4.2 percent in the second quarter of 2001 to $142.1 million and by
9.3 percent in the first six months of 2001 to $288.2 million, as compared to the same periods in the prior year. These decreases are primarily due to a smaller block of this type of annuity business in force, on the average, in the 2001 periods. The weighted average crediting rates for these annuity liabilities were 4.5 percent for both the first six months of 2001 and 2000, respectively.

     Amounts added to equity-indexed products and separate account liabilities correspond to the related investment income accounts described above.

     Amortization related to operations includes amortization of: (i) the cost of policies produced; and (ii) the cost of policies purchased. Amortization generally fluctuates in relationship to the total account balances subject to amortization.

     Interest expense on investment borrowings increased along with our investment borrowing activities. Average investment borrowings were $729.4 million during the first six months of 2001 compared to $369.3 million during the same period of 2000. The weighted average interest rates on such borrowings were 4.6 percent and 5.4 percent during the first six months of 2001 and 2000, respectively.

     Other operating costs and expenses decreased in 2001 consistent with our cost cutting programs and the current business plans for the segment. The decreased expenses are reflected in the improved ratio of operating expenses (excluding amortization of cost of policies produced and cost of policies purchased) as a percentage of average liabilities for insurance and asset accumulation products (2.68 percent for both the three and six months ended June 30, 2001, compared to 2.88 percent and 2.92 percent for the three and six months ended June 30, 2000, respectively).

     Net investment gains (losses), including related costs and amortization fluctuate from period to period. During 2001, we reviewed our entire investment portfolio for possible restructuring actions. Based on our review, decisions were made to sell several securities to enhance the yield and portfolio characteristics. In accordance with GAAP, we are required to recognize a writedown when it is determined that a loss will occur upon the planned sale of a security. Accordingly, we recorded $125.4 million of investment writedowns during the first six months of 2001 related to the investment restructuring activities and as a result of changes in conditions related to other investments which caused us to conclude that a decline in the fair value of the investments was other than temporary. During the comparable period of 2000, we recorded $68.2 million of writedowns. In addition, we realized a $38.7 million loss related to the termination of certain swap agreements during the first six months of 2000.

     Sales of invested assets (primarily fixed maturity securities) during the first six months of 2001 generated proceeds of $10.3 billion, resulting in net investment losses of $28.2 million.

     When we sell securities at a gain (loss) and reinvest the proceeds at a different yield, we increase (reduce) the amortization of cost of policies purchased and cost of policies produced in order to reflect the change in future yields.

                         CONSECO, INC. AND SUBSIDIARIES
                              --------------------

Sales of fixed maturity investments resulted in a reduction in the amortization of the cost of policies purchased and the cost of policies produced of $6.4 million and $9.0 million in the second quarters of 2001 and 2000, respectively, and produced of $28.8 million and $23.3 million in the first six months of 2001 and 2000, respectively.

     Special charges in the six months ended June 30, 2001, included: (i) severance benefits of $9.5 million which were recognized in the first quarter of 2001; and (ii) other items totaling $3.4 million which were recognized in the second quarter of 2001. These charges are described in greater detail in the note to the accompanying consolidated financial statements entitled "Special Charges".

     Additional amortization in the insurance segment represents the amortization of the cost of policies produced and cost of policies purchased as a result of changes in our assumptions used to estimate the future gross profits of our annuity business. The cost of policies produced and the cost of policies purchased are amortized in relation to the estimated gross profits to be earned over the life of our annuity products. As a result of economic developments, actual experience of our products and changes in our expectations, we changed our investment yield assumptions used in calculating the estimated gross profits to be earned on our annuity products. Such changes resulted in additional amortization of the cost of policies produced and cost of policies purchased of $35.0 million and $25.6 million in the second quarters of 2001 and 2000, respectively.

                         CONSECO, INC. AND SUBSIDIARIES
                              --------------------

Finance operations

                                                                  Three months ended         Six months ended
                                                                        June 30,                  June 30,
                                                                   -----------------         -----------------
                                                                   2001         2000         2001         2000
                                                                   ----         ----         ----         ----
                                                                               (Dollars in millions)
Contract originations:
   Manufactured housing....................................... $   648.2    $ 1,478.7    $ 1,162.3    $ 2,662.4
   Mortgage services..........................................     712.6      1,471.1      1,276.3      3,015.3
   Retail credit..............................................   1,159.7        748.9      1,808.1      1,278.5
   Consumer finance - closed-end..............................       -          198.7          -          359.7
   Floorplan..................................................     561.3      1,207.0      1,024.1      2,379.2
   Discontinued...............................................      13.5        315.9         66.7        734.3
                                                               ---------    ---------    ----------   ---------

     Total.................................................... $ 3,095.3    $ 5,420.3    $ 5,337.5    $10,429.4
                                                               =========    =========    =========    =========

Sales of finance receivables:
   Manufactured housing....................................... $     -      $   597.8    $      -     $   597.8
   Mortgage services..........................................      49.6        824.0        664.8        824.0
   Discontinued lines.........................................        -         409.0        802.3        409.0
                                                               ---------    ---------    ---------    ---------

     Total.................................................... $    49.6    $ 1,830.8    $ 1,467.1    $ 1,830.8
                                                               ==========   =========    =========    =========

Managed receivables (average):
   Manufactured housing....................................... $26,036.0    $25,518.4    $26,132.0    $25,198.3
   Mortgage services..........................................  12,663.8     13,340.2     12,895.8     12,962.4
   Retail credit..............................................   2,068.1      1,497.9      1,943.8      1,367.6
   Consumer finance - closed-end..............................   1,801.0      2,149.3      1,881.3      2,197.5
   Floorplan..................................................   1,264.1      2,298.9      1,336.7      2,312.3
   Discontinued lines.........................................     627.6      3,068.7        795.9      3,129.2
                                                               ----------   ---------    ---------    ---------

     Total.................................................... $44,460.6    $47,873.4    $44,985.5    $47,167.3
                                                               =========    =========    =========    =========

Revenues:
   Net investment income:
     Finance receivables and other............................ $   548.8    $   451.1    $ 1,105.1    $   833.2
     Interest-only securities.................................      16.6         28.6         31.7         56.1
   Gain on sales of finance receivables.......................       6.7          2.6         15.6          2.6
   Fee revenue and other income...............................      90.3         94.9        179.9        194.1
                                                               ---------    -----------  ---------    ---------

     Total revenues...........................................     662.4        577.2      1,332.3      1,086.0
                                                               ----------   ---------    ---------     --------

Expenses:
   Provision for losses.......................................     118.3         84.1        239.7        142.7
   Finance interest expense...................................     306.6        266.9        628.2        471.4
   Other operating costs and expenses.........................     157.4        198.2        320.7        408.1
                                                               ---------    ---------    ---------    ---------

     Total expenses...........................................     582.3        549.2      1,188.6      1,022.2
                                                               ----------   ---------    ---------    ---------

     Operating income before special charges, impairment
       charges and income taxes...............................      80.1         28.0        143.7         63.8

Special charges...............................................       2.4         63.4         16.2         63.4
Impairment charges............................................      33.8          9.6         41.7         12.1
                                                               ----------   ---------    ---------    ---------

     Income (loss) before income taxes........................ $    43.9    $   (45.0)   $    85.8    $   (11.7)
                                                               ==========   =========    =========    =========

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

     Loan originations in the second quarter of 2001 were $3.1 billion, down 43 percent from 2000. Loan originations in the first six months of 2001 were $5.3 billion, down 49 percent from 2000. The primary reason for the decrease was our decision to no longer originate certain lines and to manage our growth consistent with our business plan. The significant decrease in new loan originations allowed the finance segment to enhance net interest margins, to reduce the amount of cash required for new loan originations, and to transfer cash to the parent company.

     Sales of finance receivables in 2001 represent the sale of $1.5 billion of finance receivables, on which we recognized a gain of $15.6 million. These sales are further explained below under "Gain on sale of finance receivables".

     Managed receivables include finance receivables recorded on our consolidated balance sheet and those managed by us but applicable to holders of asset-backed securities sold in securitizations structured in a manner that resulted in gain-on- sale revenue. Average managed receivables decreased to $44.5 billion in the second quarter of 2001, down 7.1 percent from 2000, and to $45.0 billion in the first six months of 2001, down 4.6 percent from the same period in 2000.

     Net investment income on finance receivables and other consists of: (i) interest earned on finance receivables; and (ii) interest income on short-term and other investments. Such income increased by 22 percent, to $548.8 million, in the second quarter of 2001, and by 33 percent, to $1,105.1 million, in the first six months of 2001, as compared to the same periods in 2000. Such increases are consistent with the increase in average on-balance sheet finance receivables. The weighted average yields earned on finance receivables and other investments were 12.1 percent and 12.2 percent during the second quarters of 2001 and 2000, respectively, and such weighted average yields were 12.3 percent and 12.2 percent during the first six months of 2001 and 2000, respectively. As a result of the change in the structure of our securitizations, future interest earned on finance receivables should increase as our average on-balance sheet finance receivables increase.

                         CONSECO, INC. AND SUBSIDIARIES
                              --------------------

     Net investment income on interest-only securities is the accretion recognized on the interest-only securities we retain after we sell finance receivables. Such income decreased by 42 percent, to $16.6 million, in the second quarter of 2001 and by 43 percent, to $31.7 million in the first six months of 2001, as compared to the same periods in 2000. The decrease is consistent with the change in the average balance of interest-only securities. The weighted average yields earned on interest-only securities were 14.1 percent and 12.5 percent during the first six months of 2001 and 2000, respectively. As a result of the change in the structure of our securitizations, our securitizations are accounted for as secured borrowings and we do not recognize gain-on-sale revenue or additions to interest-only securities from such transactions. Accordingly, future investment income accreted on the interest-only security will decrease, as cash remittances from the prior gain-on- sale securitizations reduce the interest-only security balances. In addition, the balance of the interest-only securities was reduced by $504.3 million during 2000 (of which $13.3 million was incurred in the first six months of 2000) and by $47.8 million during 2001 due to impairment charges. Impairment charges are further explained below.

     Gain on sales of finance receivables resulted from the sale of $1.5 billion of finance receivables. The $1.5 billion of receivables sold included: (i) our $802.3 million vendor services loan portfolio (which was marked-to-market in the fourth quarter of 2000 and no additional gain or loss was recognized in the first six months of 2001); (ii) $568.4 million of high- loan-to-value mortgage loans; and (iii) $96.4 million of other loans. These sales resulted in net gains of $6.7 million and $15.6 million in the three months and six months ended June 30, 2001, respectively.

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

     Gain on sales of finance receivables totaled $2.6 million during the three and six months ended June 30, 2000, excluding the gain realized on the sale of our bankcard portfolio (a discontinued line) which is included in special charges.

     Fee revenue and other income includes servicing income, commissions earned on insurance policies written in conjunction with financing transactions and other income from late fees. Such income decreased by 4.8 percent, to $90.3 million, in the second quarter of 2001 and by 7.3 percent, to $179.9 million, in the first six months of 2001, as compared to the same periods in 2000. Such decreases are primarily due to decreases in commission income as a result of reduced origination activities. In addition, as a result of the change in the structure of our securitizations, we no longer record an asset for servicing rights at the time of our securitizations, nor do we record servicing fee revenue; instead, the entire amount of interest income is recorded as investment income. The amount of servicing income was $29.6 million and $26.5 million in the second quarters of 2001 and 2000, respectively, and $56.4 and $55.3 million in the first six months of 2001 and 2000, respectively. However, we expect servicing income to decline in future periods.

     Provision for losses related to finance operations increased by 41 percent, to $118.3 million, in the second quarter of 2001, and by 68 percent, to $239.7 million in the first six months of 2001, as compared to the same periods in 2000. The increase is principally due to the increase in loans held on our balance sheet. Under the portfolio method (which is used for securitizations structured as collateralized borrowings), we recognize the credit losses on the loans on our balance sheet as the losses are incurred.

     The provision for losses was $92.3 million for the three month period ended June 30, 2001, and $118.3 million for the three month period ended March 31, 2001. Provision expense in the three month period ended June 30, 2001, was favorably impacted by a reduction in 60-day-and-over delinquencies (1.70 percent at June 30, 2001, compared to 1.73 percent at March 31, 2001). The overall decrease was significantly driven by the favorable performance in the retail credit line.

     Finance interest expense increased by 15 percent, to $306.6 million, in the second quarter of 2001, and by 33 percent, to $628.2 million in the first six months of 2001, as compared to the same periods in 2000. Our borrowings grew in order to fund the increase in finance receivables. In addition, our average borrowing rate decreased to 7.3 percent in the second quarter of 2001 from 7.6 percent in the second quarter of 2000. Our average borrowing rate during the first six months of 2001 was 7.4 percent compared to 7.3 percent during the first six months of 2000. The decrease in average borrowing rates in the second quarter of 2001 as compared to the same period in 2000 is primarily due to the decrease in the general interest rate environment between periods.

                         CONSECO, INC. AND SUBSIDIARIES
                              --------------------

     Other operating costs and expenses include the costs associated with servicing our managed receivables, and non- deferrable costs related to originating new loans. Such expenses decreased by 21 percent, to $157.4 million, in the second quarter of 2001, and by 21 percent, to $320.7 million, in the first six months of 2001, as compared to the same periods in 2000. Such costs have decreased as we began to realize the cost savings from the previously announced restructuring of Conseco Finance.

     Special charges in the finance segment for the 2001 periods include: (i) the loss related to the sale of certain finance receivables of $11.2 million ($2.2 million of which was recognized in the second quarter of 2001); and (ii) severance benefits of $5.0 million and other restructuring charges. Special charges in the 2000 periods include: (i) the $25.0 million transaction fee paid to Lehman in conjunction with the previously described sale of $1.3 billion of finance receivables; (ii) the issuance of a warrant valued at $48.1 million related to the modification of the Lehman master repurchase financing facilities; and (iii) the $9.7 million gain realized on the sale of our bankcard portfolio and other items. These charges are described in greater detail in the note to the accompanying financial statements entitled "Special Charges".

     Impairment charges represent reductions in the value of interest-only securities and servicing rights recognized as a loss in the statement of operations. We carry interest-only securities at estimated fair value, which is determined by discounting the projected cash flows over the expected life of the receivables sold using current prepayment, default, loss and interest rate assumptions. When declines in value considered to be other than temporary occur, we reduce the amortized cost to estimated fair value and recognize a loss in the statement of operations. The assumptions used to determine new values are based on our internal evaluations and consultation with external advisors having significant experience in valuing these securities. Under current accounting rules (pursuant to EITF 99-20) which we adopted effective July 1, 2000, declines in the value of our interest-only securities are recognized when: (i) the fair value of the security is less than its carrying value; and (ii) the timing and/or amount of cash expected to be received from the security has changed adversely from the previous valuation which determined the carrying value of the security. When both occur, the security is written down to fair value.

     We recognized an impairment charge (net of adjustments to the valuation allowance associated with our servicing rights) of $33.8 million in the second quarter of 2001 for the interest-only securities that were not performing as well as expected based on our previous valuation estimates. We recognized an impairment charge of $9.6 million in the second quarter of 2000. Such impairment charge for the first six months of 2001 and 2000 was $41.7 million and $12.1 million, respectively.

     Increases in the estimated fair value of our interest-only securities which result from favorable changes in the expected timing and/or amount of cash flows from our previous valuation estimates are recognized as adjustments to shareholders' equity, which are recognized as a yield adjustment in income over the life of the interest-only security. Such favorable changes resulted in a $47.5 million increase in unrealized appreciation during the first six months of 2001.

                         CONSECO, INC. AND SUBSIDIARIES
                              --------------------

     Credit quality of managed finance receivables was as follows:

                                                                                June 30,       December 31,
                                                                                  2001             2000
                                                                                  ----             ----

60-days-and-over delinquencies as a percentage of managed finance receivables at period end:
     Manufactured housing....................................................   2.20%             2.20%
     Mortgage services (a)...................................................    .92               .93
     Retail credit...........................................................   2.81              3.04
     Consumer finance - closed-end...........................................    .64               .67
     Floorplan...............................................................    .49               .31
     Discontinued lines......................................................   3.61              1.70
       Total.................................................................   1.78%             1.76%

Net credit losses incurred during the last twelve months as a percentage of average managed finance receivables during the period:
     Manufactured housing....................................................   1.93%             1.61%
     Mortgage services.......................................................   1.60              1.17
     Retail credit...........................................................   7.30              5.30
     Consumer finance - closed-end...........................................   2.25              2.02
     Floorplan...............................................................    .58               .31
     Discontinued lines......................................................   7.75              5.34
       Total.................................................................   2.21%             1.79%

Repossessed collateral inventory as a percentage of managed finance receivables at period end:
     Manufactured housing....................................................   2.18%             1.73%
     Mortgage services (b)...................................................   3.46              2.97
     Retail credit...........................................................    .06               -
     Consumer finance - closed-end...........................................    .95               .96
     Floorplan...............................................................    .34               .44
     Discontinued lines......................................................   7.12              5.39
       Total.................................................................   2.40%             2.08%

--------------------
(a)  60-days-and-over delinquencies exclude loans in foreclosure.
(b)  Repossessed collateral inventory includes loans in foreclosure.

                         CONSECO, INC. AND SUBSIDIARIES
                              --------------------

Corporate operations

                                                                  Three months ended         Six months ended
                                                                       June 30,                   June 30,
                                                                  ------------------         -----------------
                                                                   2001         2000         2001         2000
                                                                   ----         ----         ----         ----
                                                                              (Dollars in millions)

Corporate operations:
   Interest expense on corporate debt, net of investment
     income on cash and cash equivalents......................   $ (86.9)     $ (71.4)     $(180.3)     $(123.5)
   Investment income..........................................       -            8.4          4.4         16.0
   Other items................................................      (9.4)       (15.6)        (5.3)       (39.0)
                                                                 -------      -------      -------      -------

       Operating loss before non-operating items, income
         taxes, minority and extraordinary charge.............     (96.3)       (78.6)      (181.2)      (146.5)

   Provision for losses and expense related to stock purchase
     plan.....................................................       -          (68.6)         -          (92.0)
   Venture capital income (loss) related to investment in
     TeleCorp, net of related expenses........................      32.0        (75.5)         5.1           .6
   Discontinued major medical business and other..............     (20.7)         3.8        (28.6)        38.0
   Gain on sale of interest in riverboat......................       -            -          192.4          -
   Special charges and additional amortization................     (50.4)      (263.8)       (66.7)      (263.8)
                                                                 -------      -------      -------      -------

       Income (loss) before income taxes and minority
         interest.............................................   $(135.4)     $(482.7)     $ (79.0)     $(463.7)
                                                                 =======      =======      =======      =======

     Interest expense on corporate debt, net of investment income on cash and cash equivalents, fluctuated due to the increase in the average balance and interest rate on outstanding debt. The average debt outstanding (net of the intercompany notes with the finance segment) was $4.5 billion and $3.3 billion in the first six months of 2001 and 2000, respectively. The average interest rate on such debt was 8.6 percent and 7.8 percent in the first six months of 2001 and 2000, respectively. In addition, the margin to LIBOR on our bank credit facilities increased when we renegotiated that debt in 2000. Such interest expense includes affiliated interest expense (which is eliminated in consolidation) of: (i) $4.8 million and $8.0 million for the three months ended June 30, 2001 and 2000, respectively; and (ii) $11.2 million and $11.8 million for the six months ended June 30, 2001 and 2000, respectively.

     Investment income includes the income from our investment in a riverboat casino (prior to its sale) and miscellaneous other income.

     Other items include general corporate expenses, net of amounts charged to subsidiaries for services provided by the corporate operations.

     Provision for losses and expense related to stock purchase plan represents the noncash provision we established in connection with: (i) our guarantees of bank loans to approximately 160 directors, officers and key employees and our related loans for interest; and (ii) the liability related to the pay for performance benefits. The funds from the bank loans were used by the participants to purchase approximately 18.4 million shares of Conseco common stock. In the three and six months ended June 30, 2000, we established provisions of $68.6 million and $92.0 million, respectively, in connection with these guarantees and loans. At June 30, 2001, the reserve for losses on the loan guarantees and the liability related to the pay for performance benefits totaled $250.4 million.

     Venture capital income (loss) relates to our investment in TeleCorp, a company in the wireless communication business. Our investment in TeleCorp is carried at estimated fair value, with changes in fair value recognized as investment income. The market values of TeleCorp and many other companies in this sector have been subject to volatility in recent periods.

                         CONSECO, INC. AND SUBSIDIARIES
                              --------------------

     The discontinued major medical business includes individual and group major medical health insurance products. These lines of business had losses of $20.7 million and $28.6 million in the second quarter of 2001 and the first six months of 2001, respectively, compared to losses of $13.8 million and $30.7 million, respectively, in the same periods of 2000. Other non-recurring items for the second quarter of 2000 and the first six months of 2000 included certain revenue items not expected to reoccur in future periods.

     Gain on sale of interest in riverboat represents the gain recognized as a result of our sale of our 29 percent ownership interest in the riverboat casino in Lawrenceberg, Indiana, for $260 million.

     Special charges in corporate operations for 2001 include: (i) severance benefits of $1.0 million; (ii) amounts related to office closings and the sale of artwork totaling $6.8 million; (iii) amounts related to our discontinued operations totaling $8.5 million; and (iv) other items totaling $10.4 million (all of which was recognized in the second quarter of 2001). Special charges in 2000 include: (i) the advisory fees paid to investment banks of $44.0 million;
(ii) the loss related to our exit from the subprime automobile business of $68.5 million; (iii) the amount paid to terminated executive pursuant to his employment agreement of $72.5 million; (iv) the amount paid to newly hired Chief Executive Officer of $45.0 million; (v) the value of warrants issued to release newly hired Chief Executive Officer from a noncompete provision of a prior agreement of $21.0 million; and (vi) other charges of $12.8 million. These charges are described in greater detail in the note to the accompanying consolidated financial statements entitled "Special Charges".

     Additional amortization in the corporate operations represents unrecoverable cost of policies produced and cost of policies purchased related to the major medical business we are not renewing. Such additional amortization of $40 million was recognized in the second quarter of 2001.

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

                         CONSECO, INC. AND SUBSIDIARIES
                              --------------------

     Total premiums and accumulation product collections were as follows:

                                                                  Three months ended         Six months ended
                                                                        June 30,                  June 30,
                                                                   -----------------         -----------------
                                                                   2001         2000         2001         2000
                                                                   ----         ----         ----         ----
                                                                              (Dollars in millions)
Premiums collected by our insurance subsidiaries:
   Annuities:
     Equity-indexed (first-year)..............................  $   90.8     $  173.2     $  176.2     $  394.5
     Equity-indexed (renewal).................................       9.7         10.5         21.2         28.9
                                                                ---------    --------     --------     --------
       Subtotal - equity-indexed annuities....................     100.5        183.7        197.4        423.4
                                                                --------     --------     --------     --------
     Other fixed (first-year).................................     205.3        159.2        431.2        305.6
     Other fixed (renewal)....................................      11.4         17.7         20.8         34.8
                                                                --------     --------     --------     --------
       Subtotal - other fixed annuities.......................     216.7        176.9        452.0        340.4
                                                                --------     --------     --------     --------
     Variable (first-year)....................................      88.5        225.7        181.5        443.8
     Variable (renewal).......................................      25.6         47.3         51.8         71.6
                                                                --------     --------     --------     --------
       Subtotal - variable annuities..........................     114.1        273.0        233.3        515.4
                                                                --------     --------     --------     --------

       Total annuities........................................     431.3        633.6        882.7      1,279.2
                                                                --------     --------     --------     --------

   Supplemental health:
     Medicare supplement (first-year).........................      27.6         25.4         53.4         52.5
     Medicare supplement (renewal)............................     208.9        206.4        438.5        419.9
                                                                --------     --------     --------     --------
       Subtotal - Medicare supplement.........................     236.5        231.8        491.9        472.4
                                                                --------     --------     --------     --------
     Long-term care (first-year)..............................      27.0         31.3         53.7         62.4
     Long-term care (renewal).................................     191.2        179.6        390.0        363.6
                                                                --------     --------     --------     --------
       Subtotal - long-term care..............................     218.2        210.9        443.7        426.0
                                                                --------     --------     --------     --------
     Specified disease (first-year)...........................      10.7         10.0         21.0         19.6
     Specified disease (renewal)..............................      82.2         86.1        166.9        172.1
                                                                --------     --------     --------     --------
       Subtotal - specified disease...........................      92.9         96.1        187.9        191.7
                                                                --------     --------     --------     --------
     Other health (first-year)................................       3.1         10.4          5.9         18.5
     Other health (renewal)...................................      27.1         25.3         54.3         52.1
                                                                --------     --------     --------     --------
       Subtotal - other health................................      30.2         35.7         60.2         70.6
                                                                --------     --------     --------     --------

       Total supplemental health..............................     577.8        574.5      1,183.7      1,160.7
                                                                --------     --------     --------     --------

   Life insurance:
     First-year...............................................      48.5         54.7         96.0        107.3
     Renewal..................................................     188.6        190.3        383.6        379.9
                                                                --------     --------     --------     --------

       Total life insurance...................................     237.1        245.0        479.6        487.2
                                                                --------     --------     --------     --------

       Collections on insurance products from continuing
         operations...........................................   1,246.2      1,453.1      2,546.0      2,927.1
                                                                --------     --------     --------     --------

   Individual and group major medical:
     Individual (first-year)..................................      32.1         40.5         71.3         73.2
     Individual (renewal).....................................      66.5         62.0        129.9        122.0
                                                                --------     --------     --------     --------
       Subtotal - individual..................................      98.6        102.5        201.2        195.2
                                                                --------     --------     --------     --------
     Group (first-year).......................................       9.3         18.7         14.9         38.7
     Group (renewal)..........................................      87.5        119.0        188.8        239.8
                                                                --------     --------     --------     --------
       Subtotal - group.......................................      96.8        137.7        203.7        278.5
                                                                --------     --------     --------     --------

       Total major medical....................................     195.4        240.2        404.9        473.7
                                                                --------     --------     --------     --------

     Total first-year premium collections on insurance
       products...............................................     542.9        749.1      1,105.1      1,516.1
     Total renewal premium collections on insurance
       products...............................................     898.7        944.2      1,845.8      1,884.7
                                                                --------     --------     --------     --------

       Total collections on insurance products................  $1,441.6     $1,693.3     $2,950.9     $3,400.8
                                                                ========     ========     ========     ========

Mutual funds (excludes variable annuities)....................  $  120.5     $  143.1     $  231.8     $  432.7
                                                                ========     ========     ========     ========


                         CONSECO, INC. AND SUBSIDIARIES
                              --------------------

     Annuities include equity-indexed annuities, other fixed annuities and variable annuities sold through both career agents and professional independent producers.

     We introduced our first equity-indexed annuity product in 1996. The accumulation value of these annuities is credited with interest at an annual guaranteed minimum rate of 3 percent (or, including the effect of applicable sales loads, a 1.7 percent compound average interest rate over the term of the contracts). These annuities provide for potentially higher returns based on a percentage of the change in the S&P 500 Index during each year of their term. We purchase S&P 500 Call Options in an effort to hedge increases to policyholder benefits resulting from increases in the S&P 500 Index. Total collected premiums for this product were $100.5 million in the second quarter of 2001 compared with $183.7 million in the second quarter of 2000 and were $197.4 million in the first six months of 2001 compared with $423.4 million in the first six months of 2000. The decrease can be attributed to the general stock market performance which has made other investment products more attractive.

     Other fixed rate annuity products include single-premium deferred annuities ("SPDAs"), flexible-premium deferred annuities ("FPDAs") and single-premium immediate annuities ("SPIAs"), which are credited with a declared rate. The demand for traditional fixed-rate annuity contracts increased in 2001 as such products became more attractive than equity- indexed or variable annuity products. SPDA and FPDA policies typically have an interest rate that is guaranteed for the first policy year, after which we have the discretionary ability to change the crediting rate to any rate not below a guaranteed rate. The interest rate credited on SPIAs is based on market conditions existing when a policy is issued and remains unchanged over the life of the SPIA. Annuity premiums on these products increased by 22 percent, to $216.7 million, in the second quarter of 2001 and by 33 percent, to $452.0 million, in the first six months of 2001, as compared to the same periods in 2000.

     Variable annuities offer contract holders the ability to direct premiums into specific investment portfolios; rates of return are based on the performance of the portfolio. Our profits on variable annuities come from the fees charged to contract holders. Variable annuity collected premiums decreased by 58 percent, to $114.1 million, in the second quarter of 2001 and by 55 percent to $233.3 million, in the first six months of 2001, as compared to the same periods in 2000. This decrease can be attributed to the general stock market performance which has made other investment products more attractive.

     Supplemental health products include Medicare supplement, long-term care, specified disease and other insurance products distributed through a career agency force and professional independent producers. Our profits on supplemental health policies depend on the overall level of sales, persistency of in-force business, investment yields, claim experience and expense management.

     Collected premiums on Medicare supplement policies increased by 2.0 percent to $236.5 million, in the second quarter of 2001 and by 4.1 percent, to $491.9 million, in the first six months of 2001, as compared to the same periods in 2000, due to increased premium rates, increased sales volume and the introduction of a new product.

     Premiums collected on long-term care policies increased 3.5 percent to $218.2 million, in the second quarter of 2001 and by 4.2 percent, to $443.7 million, in the first six months of 2001, as compared to the same periods in 2000, due to increases in premium rates and increased sales volume.

     Premiums collected on specified disease policies in the second quarter and first six months of 2001 decreased slightly as compared to the same periods in 2000.

     Other health products include various health insurance products that are not currently being actively marketed. Premiums collected in the 2001 periods were lower than the 2000 periods. Since we no longer actively market these products, we expect collected premiums to decrease in future years. The in-force business continues to be profitable.

     Life products are sold through career agents, professional independent producers and direct response distribution channels. Life premiums collected decreased by 3.2 percent to $237.1 million in the second quarter of 2001 and by
1.6 percent, to $479.6 million, in the first six months of 2001, as compared to the same periods in 2000.

                         CONSECO, INC. AND SUBSIDIARIES
                              --------------------

     Individual and group major medical products include major medical health insurance products sold to individuals and groups. We recently began the process of non-renewing a large portion of our major medical business. We intend to sell the remaining block of business. In recent periods, we have emphasized the sale of more profitable individual major medical products and are de-emphasizing the sale of group products. With respect to group major medical products, we are:
(i) seeking rate increases; (ii) converting the members of groups to individual policies; or (iii) opting not to renew the group policies. In July 2001, we notified approximately 75,000 customers in 18 states that their policies would not be renewed. Group premiums decreased by 30 percent, to $96.8 million, in the second quarter of 2001 and by 27 percent, to $203.7 million, in the first six months of 2001, as compared to the same periods in the prior year. Individual health premiums collected in the second quarter of 2001 decreased by 3.8 percent, to $98.6 million and increased by 3.1 percent, to $201.2 million, in the first six months of 2001, as compared to the same periods in the prior year.

     Mutual fund sales decreased 16 percent to $120.5 million in the second quarter of 2001 and by 46 percent, to $231.8 million, in the first six months of 2001, as compared to the same periods in the prior year. Mutual fund sales have been adversely affected by the recent performance of the stock market.

     LIQUIDITY AND CAPITAL RESOURCES

     Changes in our consolidated balance sheet between June 30, 2001 and December 31, 2000, reflect: (i) our operating results; (ii) our origination of finance receivables; (iii) the transfer of finance receivables to securitization trusts and sale of notes to investors in transactions accounted for as secured borrowings; (iv) changes in the fair value of actively managed fixed maturity securities and interest-only securities; and (v) various financing transactions. Financing transactions (described in the notes to the accompanying consolidated financial statements) include: (i) the issuance of common stock; and (ii) the issuance and repayment of notes payable.

     In accordance with GAAP, we record our actively managed fixed maturity investments, interest-only securities, equity securities and certain other invested assets at estimated fair value with any unrealized gain or loss, net of tax and related adjustments, recorded as a component of shareholders' equity. At June 30, 2001, we decreased the carrying value of such investments by $959.6 million as a result of this fair value adjustment. The fair value adjustment resulted in a $1,241.9 million decrease in carrying value at year-end 2000.

     Total capital shown below excludes debt of the finance segment used to fund finance receivables.

                                                                              June 30,       December 31,
                                                                                2001             2000
                                                                                ----             ----
                                                                                (Dollars in millions)
Total capital, excluding accumulated other comprehensive loss:
    Corporate notes payable..............................................   $ 4,229.5        $ 5,055.0

    Company-obligated mandatorily redeemable preferred
       securities of subsidiary trusts...................................     1,911.0          2,403.9

    Shareholders' equity:
       Preferred stock...................................................       495.3            486.8
       Common stock and additional paid-in capital.......................     3,423.9          2,911.8
       Retained earnings.................................................     1,676.7          1,626.8
                                                                            ---------        ---------

          Total shareholders' equity, excluding accumulated
             other comprehensive loss....................................     5,595.9          5,025.4
                                                                            ---------        ---------

          Total capital, excluding accumulated other comprehensive
             loss........................................................    11,736.4         12,484.3

Accumulated other comprehensive loss.....................................      (446.4)          (651.0)
                                                                             --------        ---------

          Total capital..................................................   $11,290.0        $11,833.3
                                                                            =========        =========


                         CONSECO, INC. AND SUBSIDIARIES
                              --------------------

     Corporate notes payable decreased during the first six months of 2001 primarily due to the repayment of notes payable using the proceeds from our asset sales (including the sale of our interest in the riverboat and sale of our vendor services financing business).

     Shareholders' equity, excluding accumulated other comprehensive loss, increased by $570.5 million in the first six months of 2001, to $5.6 billion. Significant components of the increase included: (i) our net income of $58.4 million; and (ii) issuance of 11.4 million shares of Conseco common stock pursuant to the stock purchase contract component of the FELINE PRIDES with a carrying amount of $496.6 million. The accumulated other comprehensive loss decreased by $204.6 million, principally related to the increase in the fair value of our insurance companies' investment portfolio.

     Book value per common share outstanding increased to $13.77 at June 30, 2001, from $11.95 at December 31, 2000. Such change was primarily attributable to the factors discussed in the previous paragraph. Excluding accumulated other comprehensive loss, book value per common share outstanding was $15.09 at June 30, 2001, and $13.95 at December 31, 2000.

     Goodwill (representing the excess of the amounts we paid to acquire companies over the fair value of net assets acquired in transactions accounted for as purchases) was $3,710.1 million and $3,800.8 million at June 30, 2001 and December 31, 2000, respectively. Goodwill as a percentage of shareholders' equity was 72 percent and 87 percent at June 30, 2001 and December 31, 2000, respectively. Goodwill as a percentage of total capital, excluding accumulated other comprehensive loss, was 32 percent and 30 percent at June 30, 2001 and December 31, 2000, respectively. We believe that the life of our goodwill is indeterminable and, therefore, have generally amortized its balance over 40 years as permitted by generally accepted accounting principles. Amortization of goodwill totaled $54.9 million and $56.6 million during the first six months of 2001 and 2000, respectively. If we had determined the estimated useful life of our goodwill was less than 40 years, amortization expense would have been higher.

     We continually monitor the value of our goodwill based on our best estimates of future earnings considering all available evidence. Pursuant to current generally accepted accounting principles, we determine whether goodwill is fully recoverable from projected undiscounted net cash flows from earnings of the business acquired over the remaining amortization period. Recent evaluations of goodwill indicate it is recoverable. The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, "Business Combinations", and No. 142, "Goodwill and Other Intangible Assets" in June 2001. Under the new rules, goodwill will no longer be amortized but will be subject to annual impairment tests as specified in the new guidance, effective January 1, 2002. Application of the nonamortization provisions is expected to result in an increase to net income of approximately $110 million (approximately $.29 per share) in the year ended December 31, 2002. We will perform the first of the required impairment tests as of January 1, 2002. We have not determined what the effect of these tests will be on the earnings and financial position of the Company.

     In September 2000, cash dividend payments on our common stock were suspended. Our current bank credit facilities prohibit the payment of cash dividends on our common stock until the Company has received investment grade ratings on its outstanding public debt.

                         CONSECO, INC. AND SUBSIDIARIES
                              --------------------

     The following table summarizes certain financial ratios as of and for the six months ended June 30, 2001, and as of and for the year ended December 31, 2000:

                                                                                                June 30,      December 31,
                                                                                                  2001            2000
                                                                                                  ----            ----
Book value per common share:
   As reported...............................................................................     $13.77          $11.95
   Excluding accumulated other comprehensive income (loss) (a)...............................     $15.09          $13.95

Ratio of earnings to fixed charges:
   As reported...............................................................................       1.26X             (f)
   Excluding interest expense on direct third party debt of Conseco Finance (b)..............       2.01X             (f)

Ratio of operating earnings to fixed charges (c):
   As reported...............................................................................       1.30X           1.19X
   Excluding interest expense on direct third party debt of Conseco Finance (b)..............       2.17X           1.60X

Ratio of earnings to fixed charges, preferred dividends and distributions on
   Company-obligated mandatorily redeemable preferred securities of subsidiary trusts:
     As reported.............................................................................       1.11X             (g)
     Excluding interest expense on direct third party debt of Conseco Finance (b)............       1.33X             (g)

Ratio of operating earnings to fixed charges, preferred dividends and distributions on Company-obligated mandatorily redeemable preferred securities of subsidiary trusts (c):
     As reported.............................................................................       1.15X           1.02X
     Excluding interest expense on direct third party debt of Conseco Finance (b)............       1.44X           1.05X

Rating agency ratios (a) (d) (e):
   Corporate debt to total capital...........................................................         36%             40%
   Corporate debt and Company-obligated mandatorily redeemable preferred securities
     of subsidiary trusts to total capital...................................................         53%             60%

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

(c) Such ratios exclude the following items from earnings: (i) net investment gains (losses)(less that portion of amortization of cost of policies purchased and cost of policies produced and income taxes relating to such gains (losses)); (ii) the venture capital income (loss) related to our investment in TeleCorp; (iii) the gain on the sale of our interest in a riverboat; (iv) special items not related to the continuing operations of our businesses (including impairment charges to reduce the value of interest-only securities and servicing rights, special charges and the provision for losses related to loan guarantees); (v) the effect on amortization of the cost of policies purchased and produced of changes in assumptions used to estimate future gross profits of insurance businesses; and (vi) the net income (loss) related to the discontinued major medical business. Operating earnings are determined by adjusting GAAP net income for the above mentioned items. While these items may be significant components in understanding and assessing our consolidated financial performance, we believe that the presentation of operating earnings enhances the understanding of our results of operations by highlighting net income attributable to the normal, recurring operations of the business and by excluding events that materially distort trends in net income.




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

     Liquidity for finance operations

     Our finance operations require cash to originate finance receivables. Our primary sources of cash are: (i) the collection of receivable balances; (ii) proceeds from the issuance of debt, certificates of deposit and securitization of loans; and (iii) cash provided by operations. During the last half of 2000 and the first half of 2001, the finance segment significantly slowed the origination of finance receivables to enhance net interest margins, to reduce the amount of cash required for new loan originations, and to transfer cash to the parent company.

     The most significant source of liquidity for our finance operations has been our ability to finance the receivables we originate in the secondary markets through loan securitizations. Under certain securitization structures, we have provided a variety of credit enhancements, which have taken the form of corporate guarantees (although we have not provided such guarantees during the last half of 2000 and the first half of 2001), but have also included bank letters of credit, surety bonds, cash deposits and over-collateralization or other equivalent collateral. When choosing the appropriate structure for a securitization of loans, we analyze the cash flows unique to each transaction, as well as its marketability and projected economic value. The structure of each securitized transaction depends, to a great extent, on conditions in the fixed-income markets at the time the transaction is completed, as well as on cost considerations and the availability and effectiveness of the various enhancement methods.

     During the first six months of 2001, we completed five transactions, securitizing $2.5 billion of finance receivables. We continue to be able to finance loans through: (i) our warehouse and bank credit facilities; (ii) the sale of securities through securitization transactions; and (iii) whole-loan sales.

     The market for securities backed by receivables is a cost-effective source of funds. Conditions in the credit markets during certain prior periods resulted in less-attractive pricing of certain lower-rated securities typically included in loan securitization transactions. As a result, we chose to hold rather than sell some of the securities in the securitization trusts, particularly securities having corporate guarantee provisions.

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

     At June 30, 2001, we had $3.6 billion in master repurchase agreements, commercial paper conduit facilities and other facilities with various banking and investment banking firms for the purpose of financing our consumer and commercial finance loan production. These facilities typically provide financing of a certain percentage of the underlying collateral and are subject to the availability of eligible collateral and, in many cases, the willingness of the banking firms to continue to provide financing. Some of these agreements provide for annual terms which are extended either quarterly or semi-annually by mutual agreement of the parties for an additional annual term based upon receipt of updated quarterly financial information. At June 30, 2001, we had borrowed $1.1 billion of the $3.6 billion available under such agreements.

     We continually investigate and pursue alternative and supplementary methods to finance our lending operations. In late 1998, we began issuing certificates of deposit through our bank subsidiary. At June 30, 2001, we had $1,769.0 million of such deposits outstanding which are recorded as liabilities related to certificates of deposit. The average annual rate paid on these deposits was
6.7 percent during the first six months of 2001. We use the proceeds from the issuance of the certificates of deposit to fund the origination of certain consumer/credit card finance receivables.

     Our finance segment generated cash flows from operating activities of $196.9 million during the first six months of 2001. Such cash flows include cash received from the securitization trusts of $50.3 million in the 2001 period, including servicing fees of $42.4 million and net cash flows from interest-only securities of $7.9 million. Total cash received from the securitization trusts was $189.7 million in the 2000 period.

     Based on our current assumptions and expectations as to future events related to the loans underlying our interest-only securities, we estimate receiving cash from these securities of $3 million for the remainder of 2001. We have projected lower cash flows from our interest-only securities in 2001, reflecting our assumption that the adverse loss experience in 2000 will continue into 2001 and then improve over time. As a result of these assumptions, we project that payments related to guarantees issued in conjunction with the sales of certain finance receivables will exceed the amounts paid in previous periods. These projected payments are considered in the projected cash flows we use to value our interest-only securities.

     Independent rating agencies, financial institutions, analysts and other interested parties monitor the leverage ratio of our finance segment. Such ratio (calculated, as discussed with independent rating agencies, as the ratio of debt to equity of our finance subsidiary calculated on a pro forma basis as if we had accounted for the securitizations of our finance receivables as financing transactions throughout the Company's history) was 20-to-1 and 21-to-1 at June 30, 2001, and December 31, 2000, respectively.

     Liquidity of Conseco (parent company)

     The parent company is a legal entity, separate and distinct from its subsidiaries, and has no business operations. The parent company uses cash for:
(i) principal and interest payments on debt; (ii) dividends on mandatorily redeemable preferred securities of subsidiary trusts; (iii) payments to subsidiary trusts to be used for distributions on the Company-obligated mandatorily redeemable preferred securities of subsidiary trusts; (iv) holding company administrative expenses; (v) income taxes; and (vi) investments in subsidiaries and other investments. The primary sources of cash to meet these obligations are payments from our subsidiaries, including the statutorily permitted payments from our life insurance subsidiaries in the form of: (i) fees for services provided; (ii) tax sharing payments; (iii) dividend payments; and
(iv) surplus debenture interest and principal payments.

     In June 2001, the Company completed the public offering of $400 million of
10.75 percent senior notes due June 15, 2008. The proceeds from the notes were used to repay bank debt that would otherwise have been due in December 2001. During 2000, the Company restructured its bank credit facilities. The amended facilities included: (i) a $1.5 billion five year facility (the "$1.5 billion facility"); and (ii) other bank credit facilities due December 31, 2001 (the "near-term facilities"). In the second quarter of 2001, the near-term facilities were repaid in full using the net proceeds from the issuance of $400.0 million par value of 10.75% senior notes due 2008, together with other cash held by the parent company. The $1.5 billion facility is due December 31, 2003; however, subject to the absence of any default, the Company may further extend its maturity to March

                         CONSECO, INC. AND SUBSIDIARIES
                              --------------------

31, 2005, provided that: (i) Conseco pays an extension fee of 3.5 percent of the amount extended; and (ii) cumulative principal payments of at least $150 million have been paid by September 30, 2002 and at least $300 million by September 30, 2003.

     The maturities of the direct debt of the parent company at June 30, 2001 (assuming the Company elects to extend the maturity date of $1.2 billion of bank debt) were as follows (dollars in millions):

              2002.........................................................    $  601.9
              2003.........................................................       463.5
              2004.........................................................       812.5
              2005.........................................................     1,449.8
              Thereafter...................................................       950.9
                                                                               --------

                    Total par value at June 30, 2001.......................    $4,278.6
                                                                               ========

     At June 30, 2001, the Company held $131.3 million in cash accounts available to the parent company.

     Under our current bank credit facilities, we agreed to the manner in which the proceeds from asset sales and refinancing transactions would be used. During the first six months of 2001, the $619.0 million of proceeds from such transactions were used as follows: (i) $73.3 million was used to repay amounts outstanding under our bank credit facilities; (ii) $64.1 million was used to repurchase $64.6 million par value of the 7.6% senior notes due June 2001 (resulting in an extraordinary gain of $.3 million, net of income taxes of $.2 million); (iii) $469.0 million was transferred to a segregated cash account for the payment of debt (the balance in such segregated account, together with cash on hand was used to repay the remaining outstanding amounts of the 6.4% Mandatory Par Put Remarketed Securities putable on June 15, 2001 and the 7.6% senior notes due June 2001); and (iv) $12.6 million was added to the general cash balance of the Company.

     Pursuant to our current bank credit facilities, we have agreed that any amounts received from asset sales or refinancing transactions occurring after June 30, 2001 (with certain exceptions), would be used as follows: (i) the first $105.4 million would be retained by Conseco; and (ii) any subsequent proceeds would be applied: (a) 50 percent to repay the $1.5 billion facility and to fund a segregated cash account to provide collateral for Conseco's guarantee related to the directors, officers and key employee stock purchase program (based on the relative balance due under each facility); and (b) the remaining 50 percent would be retained by Conseco. No assurance can be provided as to the timing, proceeds, or other terms related to any potential asset sale or financing transaction.

     During 2000, the Company amended an agreement with Lehman related to its master repurchase agreements and a collateralized credit facility. Such amendment significantly reduced the restrictions on intercompany payments from Conseco Finance to Conseco as required by the previous agreement. In conjunction with the amendment, Conseco agreed to convert $750 million principal balance of its intercompany note due from Conseco Finance to $750 million stated value of Conseco Finance 9% redeemable cumulative preferred stock (the "intercompany preferred stock"). During the first six months of 2001, Conseco Finance made payments to Conseco totaling $393.1 million reducing the intercompany note balance to $393.6 million at June 30, 2001. Such payments were funded with $78.9 million of cash from operations and $314.2 million from the sale of finance receivables. These amounts are in addition to the $117.0 million in interest, expense and tax reimbursements paid to the parent during the first six months of 2001.

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

                         CONSECO, INC. AND SUBSIDIARIES
                              --------------------

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

     The ability of our insurance subsidiaries to pay dividends is subject to state insurance department regulations. These regulations generally permit dividends to be paid from earned surplus of the insurance company for any 12-month period in amounts equal to the greater of (or in a few states, the lesser of): (i) net gain from operations for the prior year; or (ii) 10 percent of surplus as of the end of the preceding year. Any dividends in excess of these levels require the approval of the director or commissioner of the applicable state insurance department. Our insurance subsidiaries paid dividends to Conseco of $111.0 million during the first six months of 2001.

     In addition to fees and interest, during the remainder of 2001, our insurance subsidiaries may pay "ordinary" dividends to Conseco of $51.3 million without permission from state regulatory authorities.

     The ratings assigned to Conseco's senior debt, trust preferred securities and commercial paper are important factors in determining the Company's ability to access the public capital markets for additional liquidity. During 2000, rating agencies lowered their ratings on Conseco's senior debt, trust preferred securities and commercial paper. As of August 8, 2001, the rating agencies had assigned the following ratings: (i) Standard & Poor's has assigned a "BB-" rating to Conseco's senior debt and a "B-" rating to trust preferred securities;
(ii) Fitch Rating Company has assigned a "BB-" rating to Conseco's senior debt and a "B" rating to trust preferred securities; and (iii) Moody's Investor Services has assigned a "B1" rating to Conseco's senior debt and a "caa" rating to trust preferred securities. These ratings could make it difficult for the Company to issue additional securities in the public markets.

     INVESTMENTS

     At June 30, 2001, the amortized cost and estimated fair value of fixed maturity securities (all of which were actively managed) were as follows:

                                                                                        Gross         Gross      Estimated
                                                                         Amortized   unrealized    unrealized      fair
                                                                           cost         gains        losses        value
                                                                           ----         -----        ------        -----
                                                                                        (Dollars in millions)
Investment grade:
   Corporate securities................................................  $13,054.5      $ 87.9      $  520.1    $12,622.3
   United States Treasury securities and obligations of
     United States government corporations and agencies................      237.1         8.5            .6        245.0
   States and political subdivisions...................................      147.8         2.2           1.4        148.6
   Debt securities issued by foreign governments.......................      116.2         2.8           1.6        117.4
   Mortgage-backed securities .........................................    6,981.5        56.8          75.6      6,962.7
Below-investment grade (primarily corporate securities)................    2,601.3        15.7         542.9      2,074.1
                                                                         ---------      ------      --------    ---------

   Total actively managed fixed maturities.............................  $23,138.4      $173.9      $1,142.2    $22,170.1
                                                                         =========      ======      ========    =========

     During the first quarter of 2001, we reviewed our entire investment portfolio for possible restructuring actions. Based on our review, decisions were made to sell several securities to enhance the yield and portfolio characteristics. In accordance with GAAP, we are required to recognize a writedown when it is determined that a loss will occur upon the planned sale of a security. Accordingly, we recorded $125.4 million of investment writedowns during the first six months of 2001 related to the investment restructuring activities and as a result of changes in conditions related to other investments which caused us to conclude that a decline in the fair value of the investments was other than temporary. During the comparable period of 2000, we recorded $68.2 million of writedowns. At June 30, 2001, fixed maturity securities in default as to the payment of principal or interest had an aggregate amortized cost of $135.9 million and a carrying value of $102.7 million.

     Sales of invested assets (primarily fixed maturity securities) during the first six months of 2001 generated proceeds of $10.3 billion, resulting in net investment losses of $28.2 million.

                         CONSECO, INC. AND SUBSIDIARIES
                              --------------------

     At June 30, 2001, fixed maturity investments included $7.5 billion of mortgage-backed securities (or 34 percent of all fixed maturity securities). The yield characteristics of mortgage-backed securities differ from those of traditional fixed-income securities. Interest and principal payments for mortgage-backed securities occur more frequently, often monthly. Mortgage-backed securities are subject to risks associated with variable prepayments. Prepayment rates are influenced by a number of factors that cannot be predicted with certainty, including: the relative sensitivity of the underlying mortgages backing the assets to changes in interest rates; a variety of economic, geographic and other factors; and the repayment priority of the securities in the overall securitization structures.

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

     The following table sets forth the par value, amortized cost and estimated fair value of mortgage-backed securities, summarized by interest rates on the underlying collateral at June 30, 2001:

                                                                                         Par        Amortized    Estimated
                                                                                        value         cost      fair value
                                                                                        -----         ----      ----------
                                                                                              (Dollars in millions)

Below 7 percent.....................................................................   $4,388.5     $4,335.4      $4,289.2
7 percent - 8 percent...............................................................    2,205.9      2,201.5       2,221.0
8 percent - 9 percent...............................................................      368.7        370.1         376.8
9 percent and above.................................................................      814.2        817.3         597.3
                                                                                       --------     --------      --------

       Total mortgage-backed securities (a).........................................   $7,777.3     $7,724.3      $7,484.3
                                                                                       ========     ========      ========

--------------------
(a) Includes below-investment grade mortgage-backed securities with an amortized cost and estimated fair value of $742.8 million and $521.6 million, respectively.

     The amortized cost and estimated fair value of mortgage-backed securities at June 30, 2001, summarized by type of security, were as follows:

                                                                                               Estimated fair value
                                                                                               --------------------
                                                                                                             Percent
                                                                            Amortized                       of fixed
Type                                                                          cost            Amount       maturities
----                                                                          ----            ------       ----------
                                                                                (Dollars in millions)

Pass-throughs and sequential and targeted amortization classes............   $4,233.7        $4,229.9          19%
Planned amortization classes and accretion-directed bonds.................    1,828.4         1,810.0           8
Commercial mortgage-backed securities.....................................      600.4           597.5           3
Subordinated classes and mezzanine tranches...............................      980.6           766.1           4
Other.....................................................................       81.2            80.8           -
                                                                             --------        --------          --

       Total mortgage-backed securities (a)...............................   $7,724.3        $7,484.3          34%
                                                                             ========        ========          ==







                         CONSECO, INC. AND SUBSIDIARIES
                              --------------------

--------------------
(a) Includes below-investment grade mortgage-backed securities with an amortized cost and estimated fair value of $742.8 million and $521.6 million, respectively.

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

     Subordinated and mezzanine tranches are classes that provide credit enhancement to the senior tranches. The rating agencies require that this credit enhancement not deteriorate due to prepayments for a period of time, usually five years of complete lockout followed by another period of time where prepayments are shared pro rata with senior tranches. The credit risk of subordinated and mezzanine tranches is derived from owning a small percentage of the mortgage collateral, while bearing a majority of the risk of loss due to property owner defaults. Subordinated bonds can be anything rated "AA" or lower, while typically we do not buy anything lower than "BB". We retained certain lower-rated securities that are senior in payment priority to the interest-only securities from the securitization transactions completed by our finance segment prior to September 8, 1999. These securities are classified as subordinated class and mezzanine tranche type securities and have an amortized cost and estimated fair value of $716.0 million and $495.1 million, respectively, at June 30, 2001.

     At June 30, 2001, the mortgage loan balance was primarily comprised of commercial loans. Less than one percent of the mortgage loan balance was noncurrent (loans two or more scheduled payments past due) at June 30, 2001.

     At June 30, 2001, we held $4.1 million of trading securities; we included them in "other invested assets."

     Our investment borrowings averaged approximately $729.4 million during the first six months of 2001, compared with approximately $369.3 million during the same period of 2000 and were collateralized by investment securities with fair values approximately equal to the loan value. The weighted average interest rates on such borrowings were 4.6 percent and 5.4 percent during the first six months of 2001 and 2000, respectively.

     STATUTORY INFORMATION

     Statutory accounting practices prescribed or permitted by regulatory authorities for the Company's insurance subsidiaries differ from GAAP. The statutory income (loss) before net realized capital gains (losses) of our life insurance subsidiaries was $83.1 million and $(2.5) million in the first six months of 2001 and 2000, respectively. The Company's life insurance subsidiaries reported the following amounts to regulatory agencies at June 30, 2001, after appropriate eliminations of intercompany accounts among such subsidiaries (dollars in millions):

       Statutory capital and surplus ..................................    $1,923.8
       Asset valuation reserve.........................................       240.4
       Interest maintenance reserve....................................       351.5
                                                                           --------

       Total...........................................................    $2,515.7
                                                                           ========

                                       56

                         CONSECO, INC. AND SUBSIDIARIES
                              --------------------

   The statutory capital and surplus shown above included investments in up-stream affiliates, all of which were eliminated in the consolidated financial statements prepared in accordance with GAAP, as follows:

                                                                                         June 30,
                                                                                           2001
                                                                                           ----
                                                                                        (Dollars in
                                                                                         millions)
Securitization debt issued by special purpose entities and guaranteed by our finance subsidiary, all of which was purchased by our insurance subsidiaries
   prior to the acquisition of Conseco Finance (a)....................................    $ 72.0
Preferred and common stock of intermediate holding company............................     189.9
Common stock of Conseco (39.8 million shares).........................................      46.5
Other ................................................................................       2.5
                                                                                          ------

      Total...........................................................................    $310.9
                                                                                          ======

--------------------
(a) Total par value, amortized cost and fair value of securities issued by special purpose entities which hold loans originated by our finance subsidiary (including the securities that are not guaranteed by Conseco Finance, and therefore are not considered affiliated investments) were $282.9 million, $278.4 million and $268.0 million, respectively.

     State insurance laws generally restrict the ability of insurance companies to pay dividends or make other distributions. During the remainder of 2001, our insurance subsidiaries may pay dividends to Conseco of $51.3 million without permission from state regulatory authorities. During the first six months of 2001, our insurance subsidiaries paid dividends to Conseco totaling $111.0 million.

     In 1998, the National Association of Insurance Commissioners adopted codified statutory accounting principles in a process referred to as codification. Such principles are summarized in the Accounting Practices and Procedures Manual. The revised manual is effective January 1, 2001. The domiciliary states of our insurance subsidiaries have adopted the provisions of the revised manual or, with respect to some states, adopted the manual with certain modifications. The revised manual has changed, to some extent, prescribed statutory accounting practices and will result in changes to the accounting practices that our insurance subsidiaries use to prepare their statutory-basis financial statements. The impact of these changes increased our insurance subsidiaries' statutory-based capital and surplus as of January 1, 2001, by approximately $180 million.

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

                         CONSECO, INC. AND SUBSIDIARIES
                              --------------------

agencies and the effects of past or future actions by these agencies on Conseco's business; and (xi) the risk factors or uncertainties listed from time to time in Conseco's filings with the Securities and Exchange Commission.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     Our market risks, and the ways we manage them, are summarized in management's discussion and analysis of financial condition and results of operations as of December 31, 2000, included in the Company's Form 10-K for the year ended December 31, 2000. There have been no material changes in the first six months of 2001 to such risks or our management of such risks.

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

                         CONSECO, INC. AND SUBSIDIARIES
                              --------------------

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

     We maintained certain directors' and officers' liability insurance that was in force at the time the Indiana securities and derivative litigation was commenced and, in our view, applies to the claims asserted in that litigation. As a result, we have not established any reserve for possible losses with respect to those claims. The insurers have denied coverage for those claims, so we commenced a lawsuit against them on June 13, 2001, in Marion County Circuit Court in Indianapolis, Indiana (Conseco, Inc., et. al. v. National Union Fire Insurance Company of Pittsburgh, PA., Royal Insurance Company of America, Westchester Fire Insurance Company, RLI Insurance, Greenwich Insurance Company and HSBC Insurance Brokers Limited, Cause No. 49C010106CP001467) seeking, among other things, a judicial declaration that coverage for those claims exists. We intend to pursue our coverage rights vigorously. However, the ultimate outcome cannot be predicted with certainty.

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

                         CONSECO, INC. AND SUBSIDIARIES
                              --------------------

Company or its subsidiaries are not expected, individually or in the aggregate, to have a material adverse effect on the Company's consolidated financial condition, cash flows or results of operations.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     At the Company's annual meeting on June 6, 2001, the shareholders elected Charles B. Chokel, M. Phil Hathaway and David V. Harkins to serve as directors for terms ending in 2004. Directors whose class was not up for election and whose term of office continued after the meeting are Lawrence M. Coss, Thomas M. Hagerty, John M. Mutz, Robert S. Nickoloff and Gary C. Wendt. The results of the voting were as follows (there were no broker non-votes):

                                   Charles B. Chokel         M. Phil Hathaway         David V. Harkins
                                   -----------------         ----------------         ----------------

For                                    307,374,349               318,820,629              318,664,190

Withheld                                32,358,534                20,912,254               21,068,693


      At the annual meeting, the shareholders also defeated shareholder proposals on the following subjects:

                    Elimination of         Targets for          Performance-Based          Subprime
                   Classified Board       Stock Options           Stock Options             Lending
                   ----------------       -------------           -------------             -------


For                    74,538,820          26,636,811              41,459,953             17,832,293

Against               154,564,219         201,688,567             187,104,956            206,027,435

Abstentions             3,415,333           4,193,909               3,954,379              8,658,644

Broker non-votes      107,214,511         107,213,596             107,213,596            107,214,511

                         CONSECO, INC. AND SUBSIDIARIES
                              --------------------

   ITEM 5. OTHER INFORMATION.

   None.

   ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

     a) Exhibits.

        10.50 Agreement and Plan of Merger dated as of July 27, 2001 by and among Conseco, Inc., Noida Acquisition Corp. and ExlService.com,
                Inc.

        10.51   Restricted Stock Agreement dated as of July 31, 2001, between
                Conseco, Inc., Gary Wendt and Rosemarie Wendt.

        12.1    Computation of Ratio of Earnings to Fixed Charges, Preferred
                Dividends and Distributions on Company- obligated Mandatorily
                Redeemable Preferred Securities of Subsidiary Trusts.

     b) Reports on Form 8-K.

        A report on Form 8-K dated April 4, 2001, was filed with the Commission to report under Item 9, a memorandum issued by the Registrant's Chairman and Chief Executive Officer to the Company's shareholders and other interested parties summarizing information about the Company.

        A report Form 8-K dated April 24, 2001, was filed with the Commission to report under Item 9, a memorandum issued by the Registrant's Chairman and Chief Executive Officer to the Company's shareholders and other interested parties summarizing information about the Company.

        A report on Form 8-K dated June 29, 2001, was filed with the Commission to report under Item 5, the public offering of $400.0 million of 10.75 percent senior notes due 2008.

                         CONSECO, INC. AND SUBSIDIARIES
                              --------------------




                                    SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                CONSECO, INC.



    Dated: August 14, 2001      By:   /s/ Charles B. Chokel
                                      ------------------------------------------
                                      Charles B. Chokel, Executive
                                      Vice President and Chief Financial Officer
                                       (authorized officer and
                                       principal financial officer)