Form 10-Q
period 2001-09-30
CONSECO INC
filed 2001-11-14
CIK 719241

===============================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

       [ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2001

       [   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from        to
                                                 ------    -------

                          Commission File Number 1-9250


                                  Conseco, Inc.

                      Indiana                          No. 35-1468632
               ---------------------            ----------------------------
              State of Incorporation          IRS Employer Identification No.


          11825 N. Pennsylvania Street
              Carmel, Indiana  46032                   (317) 817-6100
         -------------------------------               --------------
      Address of principal executive offices              Telephone


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [ X ] No [ ]



     Shares of common stock outstanding as of November 7, 2001: 344,732,052

===============================================================================

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                         CONSECO, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                              (Dollars in millions)

                                     ASSETS


                                                                                               September 30,   December 31,
                                                                                                   2001            2000
                                                                                                   ----            ----
                                                                                                (unaudited)

Investments:
   Actively managed fixed maturities at fair value (amortized cost: 2001 - $23,214.2;
     2000 - $22,930.2)........................................................................    $22,734.2      $21,755.1
   Interest-only securities at fair value (amortized cost: 2001 - $114.9; 2000 - $431.2)......        120.2          432.9
   Equity securities at fair value (cost: 2001 - $273.9; 2000 - $286.8).......................        234.5          248.3
   Mortgage loans.............................................................................      1,197.4        1,238.6
   Policy loans...............................................................................        635.9          647.2
   Venture capital investment in TeleCorp PCS, Inc. (cost: 2001 and 2000 - $53.2).............        174.6          258.6
   Other invested assets .....................................................................        297.1          436.9
                                                                                                  ---------      ---------

       Total investments......................................................................     25,393.9       25,017.6

Cash and cash equivalents:
   Held by the parent company.................................................................        182.9          294.0
   Held by the parent company in segregated accounts..........................................         52.4           81.9
   Held by subsidiaries.......................................................................      1,307.4        1,287.7
Accrued investment income.....................................................................        731.2          643.3
Finance receivables...........................................................................      3,840.2        3,865.0
Finance receivables - securitized.............................................................     13,750.6       12,622.8
Cost of policies purchased....................................................................      1,661.7        1,954.8
Cost of policies produced.....................................................................      2,549.9        2,480.5
Reinsurance receivables.......................................................................        609.1          669.4
Income tax assets.............................................................................        700.5          647.2
Goodwill......................................................................................      3,729.9        3,800.8
Assets held in separate accounts and investment trust ........................................      2,200.9        2,610.1
Cash held in segregated accounts for investors................................................        528.0          551.3
Cash held in segregated accounts related to servicing agreements and securitization
   transactions...............................................................................        833.8          866.7
Other assets..................................................................................      1,502.2        1,196.1
                                                                                                  ---------      ---------

       Total assets...........................................................................    $59,574.6      $58,589.2
                                                                                                  =========      =========


                            (continued on next page)





                   The accompanying notes are an integral part
                    of the consolidated financial statements.

                         CONSECO, INC. AND SUBSIDIARIES

                              (Dollars in millions)

                      LIABILITIES AND SHAREHOLDERS' EQUITY


                                                                                               September 30,   December 31,
                                                                                                   2001            2000
                                                                                                   ----            ----
                                                                                                (unaudited)

Liabilities:
   Liabilities for insurance and asset accumulation products:
     Interest-sensitive products..............................................................    $15,846.9      $16,123.2
     Traditional products.....................................................................      8,118.2        7,875.1
     Claims payable and other policyholder funds..............................................        976.1        1,026.1
     Liabilities related to separate accounts and investment trust............................      2,200.9        2,610.1
     Liabilities related to certificates of deposit...........................................      1,992.4        1,873.3
   Investor payables..........................................................................        528.0          551.3
   Other liabilities..........................................................................      1,854.4        1,565.5
   Investment borrowings......................................................................        928.8          219.8
   Notes payable:
     Direct corporate obligations.............................................................      4,237.2        5,055.0
     Direct finance obligations:
       Master repurchase agreements...........................................................      1,288.2        1,802.4
       Credit facility collateralized by retained interests in securitizations................        510.3          590.0
       Other borrowings.......................................................................        393.8          418.5
     Related to securitized finance receivables structured as collateralized borrowings.......     13,841.1       12,100.6
                                                                                                  ---------      ---------

         Total liabilities....................................................................     52,716.3       51,810.9
                                                                                                  ---------      ---------

Minority interest:
   Company-obligated mandatorily redeemable preferred securities of subsidiary trusts.........      1,912.7        2,403.9

Shareholders' equity:
   Preferred stock............................................................................        498.4          486.8
   Common stock and additional paid-in capital (no par value, 1,000,000,000 shares authorized, shares issued and outstanding: 2001 - 341,399,521;
     2000 - 325,318,457)......................................................................      3,481.5        2,911.8
   Accumulated other comprehensive loss.......................................................       (300.4)        (651.0)
   Retained earnings..........................................................................      1,266.1        1,626.8
                                                                                                  ---------      ---------

         Total shareholders' equity...........................................................      4,945.6        4,374.4
                                                                                                  ---------      ---------

         Total liabilities and shareholders' equity...........................................    $59,574.6      $58,589.2
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

                         CONSECO, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF OPERATIONS
                  (Dollars in millions, except per share data)
                                   (unaudited)

                                                                  Three months ended         Nine months ended
                                                                     September 30,              September 30,
                                                                  -------------------       -------------------
                                                                   2001         2000         2001         2000
                                                                   ----         ----         ----         ----


Revenues:
   Insurance policy income..................................... $1,005.2      $1,074.1    $3,058.0     $3,195.2
   Net investment income (loss):
     Insurance and fee-based segment general account assets....    439.9         465.8     1,353.2      1,459.2
     Finance segment assets....................................    602.7         550.0     1,727.9      1,427.2
     Equity-indexed and separate account products..............   (109.9)         18.9      (230.0)        68.1
     Venture capital loss related to investment in
       TeleCorp PCS, Inc.......................................    (87.4)       (219.9)      (84.0)      (216.7)
     Other.....................................................      2.4          15.8        20.0         36.1
   Gain on sale of finance receivables.........................      6.0           1.9        21.6          4.5
   Gain on sale of interest in riverboat.......................      -             -         192.4          -
   Net investment losses ......................................   (180.1)        (74.4)     (333.7)      (227.9)
   Fee revenue and other income................................    107.4         123.1       340.8        380.7
                                                                --------      --------    --------     --------

       Total revenues..........................................  1,786.2       1,955.3     6,066.2      6,126.4
                                                                --------      --------    --------     --------

Benefits and expenses:
   Insurance policy benefits...................................    836.0       1,000.0     2,611.1      3,086.7
   Provision for losses........................................    200.6         110.8       440.3        345.5
   Interest expense............................................    397.5         410.2     1,223.5      1,006.5
   Amortization................................................    212.8         128.7       641.5        512.2
   Other operating costs and expenses..........................    345.0         418.9     1,044.3      1,234.9
   Special charges.............................................     14.7         253.3        70.5        580.5
   Impairment charges..........................................    345.2         205.0       386.9        217.1
                                                                --------      --------    --------     --------

       Total benefits and expenses.............................  2,351.8       2,526.9     6,418.1      6,983.4
                                                                --------      --------    --------     --------

       Loss before income taxes, minority
         interest, extraordinary gain (loss) and cumulative
         effect of accounting change............................  (565.6)       (571.6)     (351.9)      (857.0)

Income tax benefit..............................................  (186.5)       (179.8)      (97.2)      (212.7)
                                                                ---------     --------    --------     --------

       Loss before minority interest, extraordinary
         gain (loss) and cumulative effect of accounting
         change.................................................  (379.1)       (391.8)     (254.7)      (644.3)

Minority interest:
   Distributions on Company-obligated mandatorily
     redeemable preferred securities of subsidiary trusts,
     net of income taxes........................................    29.1          35.3        90.4        110.0
                                                                --------      --------    --------     --------

       Loss before extraordinary gain (loss) and
         cumulative effect of accounting change.................  (408.2)       (427.1)     (345.1)      (754.3)

Extraordinary gain (loss) on extinguishment of debt,
   net of income taxes..........................................      .7          (4.9)       (4.0)        (5.0)
Cumulative effect of accounting change, net of income taxes.....      -          (55.3)         -         (55.3)
                                                                --------      --------    --------     --------

       Net loss.................................................  (407.5)       (487.3)     (349.1)      (814.6)

Preferred stock dividends.......................................     3.1           2.2        11.6          8.9
                                                                --------      --------    --------     --------

       Net loss applicable to common stock......................$ (410.6)     $ (489.5)   $ (360.7)   $  (823.5)
                                                                ========      ========    ========    =========

                                   (continued)

                   The accompanying notes are an integral part
                    of the consolidated financial statements.

                         CONSECO, INC. AND SUBSIDIARIES

                  (Dollars in millions, except per share data)
                                   (unaudited)



                                                                  Three months ended         Nine months ended
                                                                     September 30,             September 30,
                                                                  -------------------        -----------------
                                                                   2001         2000         2001         2000
                                                                   ----         ----         ----         ----

Loss per common share:
   Basic:
     Weighted average shares outstanding................... 340,276,000   325,300,000   336,395,000   326,168,000
     Loss before extraordinary gain (loss) and
       cumulative effect of accounting change..............      $(1.21)       $(1.32)       $(1.06)       $(2.34)
     Extraordinary gain (loss) on extinguishment of debt...         -            (.01)         (.01)         (.01)
     Cumulative effect of accounting change................         -            (.17)          -            (.17)
                                                                 ------        ------        ------        ------

         Net loss..........................................      $(1.21)       $(1.50)       $(1.07)       $(2.52)
                                                                 ======        ======        ======        ======

   Diluted:
     Weighted average shares outstanding................... 340,276,000   325,300,000   336,395,000   326,168,000
     Loss before extraordinary gain (loss) and
       cumulative effect of accounting change..............      $(1.21)       $(1.32)       $(1.06)       $(2.34)
     Extraordinary gain (loss) on extinguishment of debt...         -            (.01)         (.01)         (.01)
     Cumulative effect of accounting change................         -            (.17)          -            (.17)
                                                                 ------        ------        ------        ------

         Net loss..........................................      $(1.21)       $(1.50)       $(1.07)       $(2.52)
                                                                 ======        ======        ======        ======





























                   The accompanying notes are an integral part of the consolidated financial statements.

                         CONSECO, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                              (Dollars in millions)
                                   (unaudited)


                                                                               Common stock     Accumulated other
                                                                   Preferred  and additional      comprehensive      Retained
                                                          Total      stock    paid-in capital         loss           earnings
                                                          -----      -----    ---------------         ----           --------


Balance, January 1, 2001.............................  $4,374.4     $486.8      $2,911.8           $(651.0)          $1,626.8

   Comprehensive income, net of tax:
     Net loss........................................    (349.1)       -             -                 -               (349.1)
     Change in unrealized depreciation of
       investments (net of applicable income tax
       expense of $200.0)............................     350.6        -             -               350.6                -
                                                       --------


         Total comprehensive income..................       1.5

   Issuance of shares pursuant to stock purchase
     contracts related to FELINE PRIDES..............     496.6        -           496.6               -                  -
   Issuance of shares pursuant to acquisition of
     ExlService.com, Inc.............................      52.6        -            52.6               -
   Issuance of shares for stock options and for
     employee benefit plans..........................      20.5        -            20.5               -                  -
   Payment-in-kind dividends on convertible
     preferred stock.................................      11.6       11.6           -                 -                  -
   Dividends on preferred stock......................     (11.6)       -             -                 -                (11.6)
                                                       --------     ------      --------           -------           --------

Balance, September 30, 2001..........................  $4,945.6     $498.4      $3,481.5           $(300.4)          $1,266.1
                                                       ========     ======      ========           =======           ========

Balance, January 1, 2000.............................  $5,556.2     $478.4      $2,987.1           $(771.6)          $2,862.3

   Comprehensive loss, net of tax:
     Net loss........................................    (814.6)       -             -                 -               (814.6)
     Change in unrealized depreciation of
       investments (net of applicable income tax
       benefit of $42.1).............................     (77.4)       -             -               (77.4)               -
                                                       --------

         Total comprehensive loss....................    (892.0)

   Issuance of shares for stock options and for
     employee benefit plans..........................       3.3        -             3.3               -                  -
   Issuance of warrants..............................      21.0        -            21.0               -                  -
   Cost of shares acquired...........................    (102.6)       -          (102.6)              -                  -
   Dividends on common stock.........................     (33.3)       -             -                 -                (33.3)
   Payment-in-kind dividends on convertible
     preferred stock.................................       6.3        6.3           -                 -                  -
   Dividends on preferred stock......................      (8.9)       -             -                 -                 (8.9)
                                                       --------     ------      --------           -------           --------

Balance, September 30, 2000..........................  $4,550.0     $484.7      $2,908.8           $(849.0)          $2,005.5
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

                         CONSECO, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                              (Dollars in millions)
                                   (unaudited)

                                                                                                          Nine months ended
                                                                                                            September 30,
                                                                                                         ------------------
                                                                                                         2001          2000
                                                                                                         ----          ----

Cash flows from operating activities:
   Insurance policy income.......................................................................    $ 2,646.1     $   2,749.9
   Net investment income.........................................................................      3,062.7         2,847.0
   Fee revenue and other income..................................................................        307.9           392.0
   Insurance policy benefits.....................................................................     (2,149.8)       (2,018.9)
   Interest expense..............................................................................     (1,184.5)         (899.8)
   Policy acquisition costs......................................................................       (515.6)         (610.7)
   Special charges...............................................................................        (21.1)         (202.7)
   Other operating costs.........................................................................     (1,202.9)       (1,395.7)
   Taxes.........................................................................................        (97.6)          (37.7)
                                                                                                     ---------     -----------

     Net cash provided by operating activities...................................................        845.2           823.4
                                                                                                     ---------     -----------

Cash flows from investing activities:
   Sales of investments..........................................................................     15,185.1         4,705.4
   Maturities and redemptions of investments.....................................................        941.3           597.6
   Purchases of investments......................................................................    (15,998.2)       (5,718.6)
   Cash received from the sale of finance receivables, net of expenses...........................        787.4         1,964.0
   Principal payments received on finance receivables............................................      6,315.2         6,225.4
   Finance receivables originated................................................................     (9,268.0)      (15,602.6)
   Other.........................................................................................       (128.4)         (133.0)
                                                                                                     ---------     -----------

     Net cash used by investing activities ......................................................     (2,165.6)       (7,961.8)
                                                                                                     ---------     -----------

Cash flows from financing activities:
   Amounts received for deposit products.........................................................      3,296.1         3,720.1
   Withdrawals from deposit products.............................................................     (3,419.2)       (3,472.5)
   Issuance of notes payable and commercial paper................................................      9,015.0        21,030.6
   Payments on notes payable and commercial paper................................................     (8,228.6)      (13,058.1)
   Change in cash held in restricted accounts for settlement of borrowings.......................        (81.9)         (354.3)
   Investment borrowings.........................................................................        709.0          (474.4)
   Repurchase of Company-obligated mandatorily redeemable preferred securities of
     subsidiary trusts...........................................................................          -            (250.0)
   Issuance of common shares.....................................................................          4.1             0.6
   Payments for settlement of forward contract and to repurchase equity securities...............          -            (102.6)
   Dividends on common and preferred shares and distributions on Company-obligated
     mandatorily redeemable preferred securities of subsidiary trusts............................        (95.0)         (236.3)
                                                                                                     ---------     -----------

       Net cash provided by financing activities.................................................      1,199.5         6,803.1
                                                                                                     ---------     -----------

       Net decrease in cash and cash equivalents.................................................       (120.9)         (335.3)

Cash and cash equivalents, beginning of period...................................................      1,663.6         1,686.9
                                                                                                     ---------     -----------

Cash and cash equivalents, end of period.........................................................    $ 1,542.7     $   1,351.6
                                                                                                     =========     ===========




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

     Conseco is a financial services holding company with subsidiaries operating throughout the United States. Our insurance subsidiaries develop, market and administer supplemental health insurance, annuity, individual life insurance and other insurance products. Conseco Finance Corp. ("Conseco Finance"), a wholly owned subsidiary of Conseco, originates, securitizes and services manufactured housing, home equity, home improvement, retail credit and floorplan loans. Conseco's operating strategy is to grow its business by focusing its resources on the development and expansion of profitable products and strong distribution channels, to seek to achieve superior investment returns through active asset management and to control expenses.

     In the second and third quarters of 2001, we began the process of non-renewing a large portion of our major medical lines of business. We intend to sell the remaining block of business. These lines of business are referred to herein as the "discontinued major medical business."

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

     CUMULATIVE EFFECT OF ACCOUNTING CHANGE

     During the third quarter of 2000, the Emerging Issues Task Force of the Financial Accounting Standards Board issued EITF Issue No. 99-20, "Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets" ("EITF 99-20"), a new accounting requirement for the recognition of impairment on interest- only securities and other retained beneficial interests in securitized finance assets.

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

                         CONSECO, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              --------------------

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

     ACQUISITION OF EXLSERVICE.COM, INC.

     On July 31, 2001, we completed the acquisition of ExlService.com, Inc. ("Ex1"), a firm that specializes in customer service and backroom outsourcing with operations in India. We issued 3.4 million shares of our common stock in exchange for Ex1's common stock. The total value of the transaction is approximately $52.6 million. The acquisition was accounted for as a purchase. The Conseco Board of Directors (without Gary C. Wendt, the Company's Chief Executive Officer, voting) approved the transaction, after receiving the recommendation of a special committee of outside directors. Mr. Wendt was one of the founders of Exl. Mr. Wendt and his wife owned 20.3 percent of Exl and his other relatives owned an additional 9.4 percent. Mr. Wendt and his wife received 692,567 shares of Conseco common stock in the transaction (worth approximately $9.7 million at the time the agreement was negotiated). However, these shares remain restricted until Conseco recovers its $52.6 million acquisition price through cost savings achieved by transferring work to Exl and/or pre-tax profits from services provided to third parties by Exl. The shares also become unrestricted upon a change of control of 51 percent of the outstanding shares of Conseco common stock.

     ACCOUNTING FOR INVESTMENTS

     We classify our fixed maturity securities into three categories: (i) "actively managed" (which we carry at estimated fair value); (ii) "trading" (which we carry at estimated fair value); and (iii) "held to maturity" (which we carry at amortized cost). We held $3.5 million of trading securities at September 30, 2001, which we included in "other invested assets." We had no fixed maturity securities in the "held to maturity" category during any of the periods presented.

                         CONSECO, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              --------------------

     Accumulated other comprehensive loss is primarily comprised of unrealized losses on actively managed fixed maturity investments. Such amounts, included in shareholders' equity as of September 30, 2001, and December 31, 2000, were as follows:


                                                                                       September 30,    December 31,
                                                                                           2001             2000
                                                                                           ----             ----
                                                                                             (Dollars in millions)


Unrealized losses on investments......................................................   $(523.5)        $(1,241.9)
Adjustments to cost of policies purchased and cost of policies produced...............      51.9             219.7
Deferred income tax benefit...........................................................     171.4             371.4
Other.................................................................................       (.2)              (.2)
                                                                                         -------         ---------

     Accumulated other comprehensive loss.............................................   $(300.4)        $  (651.0)
                                                                                         =======         =========


     VENTURE CAPITAL INVESTMENT IN TELECORP PCS, INC.

     Our venture capital investment in TeleCorp PCS, Inc. ("TeleCorp") is held by our subsidiary which engages in venture capital investment activity. TeleCorp is a company in the wireless communication business. Our investment in TeleCorp is carried at estimated fair value, with changes in fair value recognized as investment income. Since there are restrictions on our ability to sell this investment, we adjust the quoted market price to produce an estimate of the attainable fair value.

     At September 30, 2001, we held 17.2 million common shares of TeleCorp with a carrying value of $174.6 million. The market values of TeleCorp and many other companies in TeleCorp's business sector have been subject to volatility in recent periods. We recognized venture capital investment losses of $87.4 million and $219.9 million in the third quarters of 2001 and 2000, respectively, related to this investment. Such venture capital investment losses were $84.0 million and $216.7 million in the first nine months of 2001 and 2000, respectively.

     In October 2001, AT&T Wireless Services, Inc.("AWE") entered into an Agreement and Plan of Merger (the "Merger Agreement") to acquire TeleCorp. Each share of TeleCorp will be exchanged for .9 shares of AWE common stock. In connection with the Merger Agreement, we entered into an agreement with TeleCorp and AWE which, among other things, dictates the amount, timing and manner in which we may dispose of our shares of TeleCorp. The disposition of our shares (pursuant to the terms of the agreement) may occur as follows: (i) one-third on or after November 14, 2001; (ii) an additional one-third commencing on the earlier to occur of: (a) the TeleCorp stockholders' meeting; or (b) March 31, 2002; and (iii) the remaining one-third commencing on the earlier to occur of:
(a) the effective  time of the merger;  or (b) June 30, 2002.

     FINANCE RECEIVABLES AND INTEREST-ONLY SECURITIES

     During the first nine months of 2001, we completed seven securitization transactions, securitizing $3.7 billion of finance receivables. These securitizations were structured in a manner that requires them to be accounted for as secured borrowings, whereby the loans and securitization debt remain on our balance sheet pursuant to Financial Accounting Standards Board Statement No. 140, "Accounting for the Transfer and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS 140"). Such accounting method is referred to as the "portfolio method".

     We classify the finance receivables transferred to the securitization trusts and held as collateral for the notes issued to investors as "finance receivables-securitized." The average interest rate earned on these receivables at September 30, 2001, was approximately 12.5 percent. We classify the notes issued to investors in the securitization trusts as "notes payable related to securitized finance receivables structured as collateralized borrowings."

     We also completed various loan sale transactions. During the first nine months of 2001, we sold $1.6 billion of finance receivables which included: (i) our $802.3 million vendor services loan portfolio (which was marked-to-market in the fourth

                         CONSECO, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              --------------------

quarter of 2000 and no additional gain or loss was recognized in the first nine months of 2001); (ii) $568.4 million of high- loan-to-value mortgage loans; and
(iii) $191.1 million of other loans. These sales resulted in net gains of $21.6 million.

     The Company entered into a servicing agreement on the high-loan-to-value mortgage loans sold. Pursuant to the servicing agreement, the servicing fees payable to the Company are senior to all other payments of the trust which purchased the loans. The Company also holds a residual interest in certain other cash flows of the trust. In the future, the Company will sell this interest, if it can be sold at a reasonable price. The Company did not provide any guarantees with respect to the performance of the loans sold.

     We expect to continue to utilize the Company's infrastructure to originate certain types of finance receivables for sale to other parties, when such sales can be completed profitably.

     For securitizations structured prior to September 8, 1999, we accounted for the transfer of finance receivables as sales. In applying generally accepted accounting principles to our securitized sales, we recognized a gain, representing the difference between the proceeds from the sale (net of related sale costs) and the carrying value of the component of the finance receivable sold. We determined such carrying amount by allocating the carrying value of the finance receivables between the portion we sold and the interests we retained (generally interest-only securities, servicing rights and, in some instances, other securities), based on each portion's relative fair values on the date of the sale.

     The following table summarizes our finance receivables - securitized by business line and categorized as either: (i) a part of our continuing lines; or
(ii) a part of the business units we decided to sell, close or runoff (the "discontinued lines"):


                                                                                       September 30,    December 31,
                                                                                           2001             2000
                                                                                           ----             ----
                                                                                           (Dollars in millions)

Continuing lines:
   Manufactured housing............................................................... $ 6,720.2         $ 5,602.1
   Mortgage services..................................................................   5,681.8           5,126.0
   Retail credit......................................................................     899.1             653.8
   Consumer finance - closed-end......................................................     194.5             247.3
   Floorplan..........................................................................     505.2             637.0
                                                                                       ---------         ---------

                                                                                        14,000.8          12,266.2
   Less allowance for credit losses...................................................     250.2             167.9
                                                                                       ---------         ---------

     Net finance receivables - securitized for continuing lines ......................  13,750.6          12,098.3
                                                                                       ---------         ---------

Discontinued lines....................................................................       -               531.0
   Less allowance for credit losses...................................................       -                 6.5
                                                                                       ---------         ---------

     Net finance receivables - securitized for discontinued lines.....................       -               524.5
                                                                                       ---------         ---------

     Total finance receivables - securitized........................................   $13,750.6         $12,622.8
                                                                                       =========         =========

                         CONSECO, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              --------------------

     The following table summarizes our other finance receivables by business line and categorized as either: (i) a part of our continuing lines; or (ii) a part of our discontinued lines:

                                                                                       September 30,    December 31,
                                                                                           2001             2000
                                                                                           ----             ----
                                                                                           (Dollars in millions)


Continuing lines:
   Manufactured housing...............................................................  $  427.0          $  263.0
   Mortgage services..................................................................     981.8           1,373.1
   Retail credit......................................................................   1,705.5           1,110.1
   Consumer finance - closed-end......................................................     442.0             575.1
                                                                                        --------          --------

                                                                                         3,556.3           3,321.3
   Less allowance for credit losses...................................................      92.4              98.3
                                                                                        --------          --------

     Net other finance receivables for continuing lines...............................   3,463.9           3,223.0
                                                                                        --------          --------

Discontinued lines....................................................................     388.5             676.1
   Less allowance for credit losses...................................................      12.2              34.1
                                                                                        --------          --------

     Net other finance receivables for discontinued lines.............................     376.3             642.0
                                                                                        --------          --------

     Total other finance receivables..................................................  $3,840.2          $3,865.0
                                                                                        ========          ========

     The changes in the allowance for credit losses included in finance receivables were as follows:


                                                                           Three months ended          Nine months ended
                                                                              September 30,               September 30,
                                                                           -------------------         ------------------
                                                                           2001           2000         2001          2000
                                                                           ----           ----         ----          ----
                                                                                        (Dollars in millions)


Allowance for credit losses, beginning of period......................     $318.2       $153.2        $306.8       $  88.4

Additions to the allowance:
   Provision for losses...............................................      141.0         91.3         380.7         234.0
   Provision for losses related to discontinued lines (included in
     special charges).................................................        -           45.9           -            45.9
   Change in allowance due to purchases and sales of certain
     finance receivables..............................................        3.7         18.8          (1.8)         18.8
Credit losses.........................................................     (108.1)       (70.6)       (330.9)       (148.5)
                                                                           ------       ------        ------      --------

Allowance for credit losses, end of period............................     $354.8       $238.6        $354.8        $238.6
                                                                           ======       ======        ======        ======

     The securitizations structured prior to September 8, 1999, met the applicable criteria to be accounted for as sales. At the time the loans were securitized and sold, we recognized a gain and recorded our retained interest represented by the interest-only security. The interest-only security represents the right to receive, over the life of the pool of receivables: (i) the excess of the principal and interest received on the receivables transferred to the special purpose entity over the principal and interest paid to the holders of other interests in the securitization; and (ii) contractual servicing fees. In some of those securitizations, we also retained certain lower-rated securities that are senior in payment priority to the interest-only securities. Such retained securities (classified as actively managed fixed maturity securities) had a par value, fair market value and amortized cost of $762.3 million, $515.3 million and $712.6 million, respectively, at September 30, 2001.

                         CONSECO, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              --------------------

     The interest-only securities on our balance sheet represent an allocated portion of the cost basis of the finance receivables in the securitization transactions accounted for as sales related to transactions structured prior to September 8, 1999. Our interest- only securities and other retained interests in those securitization transactions are subordinate to the interests of other investors. Their values are subject to credit, prepayment, and interest rate risk on the securitized finance receivables. We used the following assumptions to adjust the amortized cost to estimated fair value at September 30, 2001 and December 31, 2000. We include the difference between estimated fair value and the amortized cost of the interest-only securities (after adjustments for impairments required to be recognized in earnings) in "accumulated other comprehensive loss, net of taxes".

                                                                                                               Interests Interests
                                                    Manufactured     Home equity/       Consumer/               held by   held by
September 30, 2001                                     housing     home improvement     equipment     Total     others    Conseco
------------------                                     -------     ----------------     ---------     -----     ------    -------
                                                                                (Dollars in millions)


Interest-only securities at fair value............. $     8.2      $    157.1           $    7.1    $   172.4   $52.2     $120.2
Cumulative principal balance of sold finance
   receivables at September 30, 2001..............   18,380.9         5,418.5            1,336.1     25,135.5
Weighted average stated customer interest rate
   on sold finance receivables....................       10.1%           11.9%              10.6%
Assumptions to determine estimated fair value
   of interest-only securities at September 30, 2001:
     Expected prepayment speed as a percentage
       of principal balance of sold finance
       receivables (a)............................        7.2%           17.8%              19.0%
     Expected nondiscounted credit losses as a
       percentage of principal balance of
       related finance receivables (a)............       12.0%            7.5%               6.2%
     Weighted average discount rate ..............       15.0%           15.0%              15.0%

                                                                                                               Interests Interests
                                                    Manufactured     Home equity/       Consumer/               held by   held by
December 31, 2000                                      housing     home improvement     equipment     Total     others    Conseco
-----------------                                      -------     ----------------     ---------     -----     ------    -------
                                                                                   (Dollars in millions)

Interest-only securities at fair value............  $   245.4     $    177.5           $   10.0    $   432.9   $ -       $432.9

Cumulative principal balance of sold finance
  receivables at December 31, 2000................   20,256.4        6,489.7            1,936.3     28,682.4
Weighted average stated customer interest rate on
  sold finance receivables........................        9.9%          11.6%              10.8%
Assumptions to determine estimated fair value of
  interest-only securities at December 31, 2000:
     Expected prepayment speed as a percentage
       of principal balance of sold finance
       receivables (a)............................        7.9%          18.5%              19.7%
     Expected nondiscounted credit losses as a
       percentage of principal balance of related
       finance receivables (a)....................       10.2%           6.5%               6.5%
     Weighted average discount rate...............       15.0%          15.0%              15.0%


------------------
(a) The valuation of interest-only securities is affected not only by the projected level of prepayments of principal and net credit losses, but also by the projected timing of such prepayments and net credit losses. Should such timing differ materially from our projections, it could have a material effect on the valuation of our interest-only securities. Additionally, such valuation is determined by discounting cash flows over the entire expected life of the receivables sold.


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

     We recognized an impairment charge of $264.8 million in the first nine months of 2001, of which $217.0 million was recorded in the three months ended September 30, 2001. During the third quarter of 2001, our interest-only securities did not perform as well as anticipated. In addition, our expectations regarding future economic conditions changed. Accordingly, we increased our default and severity assumptions related to the future performance of the underlying loans to be consistent with our expectations. We also recognized a $122.1 million increase in the valuation allowance related to our servicing rights as a result of the changes in assumptions in the first nine months of 2001.

     Increases in the estimated fair value of our interest-only securities which result from favorable changes in the expected timing and/or amount of cash flows from our previous valuation estimates are recognized as adjustments to shareholders' equity, which are recognized as a yield adjustment in income over the life of the interest-only security. Such favorable changes resulted in a $3.6 million increase in unrealized appreciation during the first nine months of 2001.

     The following table summarizes certain cash flows received from and paid to the securitization trusts during the three and nine months ended September 30, 2001 (dollars in millions):


                                                                                      Three months           Nine months
                                                                                   ended September 30,    ended September 30,
                                                                                          2001                    2001
                                                                                    ----------------       -----------------


Servicing fees received.........................................................         $ 13.7                $ 56.1
Cash flows from interest-only securities, net...................................           10.9                  18.8
Cash flows from retained bonds..................................................           21.9                  56.8
Servicing advances paid.........................................................         (185.0)               (584.9)
Repayment of servicing advances.................................................          183.8                 571.8



     Based on our current assumptions and expectations as to future events related to the loans underlying our interest-only securities, we estimate that payments related to guarantees issued in conjunction with the sales of certain finance receivables will be approximately equal to the gross cash flows from the interest-only securities for the year ended December 31, 2001. We have projected that the adverse loss experience in 2001 will continue into 2002 and then improve over time. As a result of these assumptions, we project that payments related to guarantees issued in conjunction with the sales of certain finance receivables will exceed the gross cash flows from the interest-only securities by approximately $50 million, $35 million and $5 million in 2002, 2003 and 2004, respectively. We project the gross cash flows from the interest-only securities to exceed the payments related to guarantees issued in conjunction with the sales of certain finance receivables by approximately $5 million in 2005 and by approximately $560 million in all years thereafter. These projected payments are considered in the projected cash flows we use to value our interest-only securities.

     Effective September 30, 2001, we transferred substantially all of our interest-only securities into a trust. In return, we received a trust security representing an 85 percent interest in the trust. Lehman Brothers purchased the remaining 15 percent interest for $52.2 million. By aggregating the interest-only securities into one structure, the impairment test for these securities will be conducted on a single set of cash flows for all of the interest-only securities included in the trust. Accordingly, adverse changes in cash flows from one interest-only security will be offset by positive changes in another. The new structure will not avoid an impairment charge if sufficient positive cash flows in the aggregate are not available. Further, increases in cash flows above the adverse cash flows cannot be recognized in earnings.

                         CONSECO, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              --------------------

     The following table summarizes quantitative information about delinquencies, net credit losses, and components of managed finance receivables:



                                                                                                          Net credit
                                                                            Principal balance               losses
                                                                             60 days or more             -------------
                                              Principal balance                 past due                  Nine months
                                         ---------------------------  -----------------------------          ended
                                                                                                          September 30,
                                         September 30,   December 31, September 30,    December 31,      --------------
Type of finance receivables                  2001         2000           2001             2000           2001     2000
---------------------------                  ----         ----           ----             ----           ----     ----
                                                                         (Dollars in millions)



Manufactured housing...................   $25,833.9    $26,314.4       $573.6         $569.3          $411.4      $285.9
Home equity/home improvement...........    12,177.5     13,307.0        133.5          120.5           181.7       106.0
Consumer...............................     4,244.0      3,887.4         78.6           76.4           168.7       139.5
Commercial.............................     1,474.5      3,077.1         20.8           35.2            35.3        65.2
                                          ---------    ---------       ------         ------          ------     -------

Total managed receivables..............    43,729.9     46,585.9        806.5          801.4           797.1       596.6

Less finance receivables securitized...    25,492.6     29,636.0        468.3          536.6           466.2       448.1
                                          ---------    ---------       ------         ------          ------     -------

Finance receivables held on balance
     sheet before allowance for credit
     losses and deferred points and
     other, net........................    18,237.3     16,949.9       $338.2         $264.8          $330.9      $148.5
                                                                       ======         ======          ======      ======

Less allowance for credit losses.......       354.8        306.8

Less deferred points and other, net.....      291.7        155.3
                                          ---------    ---------

Finance receivables held on
   balance sheet........................  $17,590.8    $16,487.8
                                          =========    =========


     Activity in the interest-only securities account was as follows:


                                                                                                    Nine months ended
                                                                                                      September 30,
                                                                                                    ------------------
                                                                                                    2001          2000
                                                                                                    ----          ----
                                                                                                   (Dollars in millions)


Balance, beginning of period...................................................................    $432.9        $905.0
   Additions resulting from clean-up calls (a).................................................      34.9          74.0
   Investment income...........................................................................      47.0          85.0
   Cash received:
     Gross cash received.......................................................................     (63.1)       (182.0)
     Guarantee payments related to bonds held by others........................................      20.2          16.8
     Guarantee payments related to retained bonds..............................................      24.1            .6
   Impairment charge to reduce carrying value..................................................    (264.8)       (203.2)
   Sale of securities related to a discontinued line...........................................     (12.4)          -
   Interest purchased by other parties in conjunction with securitization transaction..........     (52.2)
   Transfer to servicing rights in conjunction with securitization transaction.................     (50.0)          -
   Cumulative effect of change in accounting principle.........................................       -           (70.2)
   Change in unrealized appreciation charged to shareholders' equity...........................       3.6          14.1
                                                                                                   ------        ------

Balance, end of period.........................................................................    $120.2        $640.1
                                                                                                   ======        ======






                         CONSECO, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              --------------------

------------------
(a) During the first nine months of 2001 and 2000, clean-up calls were exercised for certain securitizations that were previously recognized as sales. The interest-only securities related to these securitizations had previously been separately securitized with other interest-only securities in transactions recognized as sales. The repurchase of the collateral underlying these securitizations triggered a requirement for the Company to repurchase a portion of the interest-only securities.


     EARNINGS PER SHARE

     A reconciliation of the net loss and shares used to calculate basic and diluted earnings per share is as follows:


                                                                           Three months ended          Nine months ended
                                                                              September 30,              September 30,
                                                                          --------------------       --------------------
                                                                          2001            2000        2001           2000
                                                                          ----            ----        ----           ----
                                                                                        (Dollars in millions
                                                                                      and shares in thousands)

Net loss:
   Net loss..........................................................    $(407.5)      $(487.3)    $(349.1)       $(814.6)
   Preferred stock dividends.........................................        3.1           2.2        11.6            8.9
                                                                         -------       -------     -------        -------

       Loss applicable to common ownership for basic and
         diluted earnings per share..................................    $(410.6)      $(489.5)    $(360.7)       $(823.5)
                                                                         =======       =======     =======        =======

Shares:
   Weighted average shares outstanding for basic and
     diluted earnings per share......................................    340,276       325,300     336,395        326,168
                                                                         =======       =======     =======        =======

     There were no dilutive common stock equivalents during the 2001 and 2000 periods because of the net loss realized by the Company during such periods.

     The following summarizes the equivalent common shares for securities that were not included in the computation of diluted earnings per share because doing so would have been antidilutive in the periods presented. Such securities could potentially dilute earnings per share in future periods.


                                                                           Three months ended          Nine months ended
                                                                              September 30,              September 30,
                                                                          --------------------        -------------------
                                                                            2001          2000         2001          2000
                                                                            ----          ----         ----          ----
                                                                                         (Shares in thousands)

   Equivalent common shares that were antidilutive during the period:
     Stock options...................................................     11,766         6,535       12,098         2,139
     Employee benefit plans..........................................      1,066         1,044        2,768         1,297
     Assumed conversion of convertible preferred stock...............     27,578        26,502       27,306        26,285
     Forward purchase agreement......................................        -             -            -             635
                                                                          ------        ------       ------        ------

       Antidilutive equivalent common shares.........................     40,410        34,081       42,172        30,356
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

                         CONSECO, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              --------------------

Segment operating information was as follows:

                                                                  Three months ended         Nine months ended
                                                                     September 30,             September 30,
                                                                  ------------------         -----------------
                                                                  2001          2000         2001         2000
                                                                  ----          ----         ----         ----
                                                                              (Dollars in millions)

Revenues:
   Insurance and fee-based segment:
     Insurance policy income:
       Annuities..............................................  $   28.4     $   41.7     $   86.9     $  109.3
       Supplemental health....................................     554.1        537.0      1,665.7      1,597.6
       Life...................................................     208.2        223.8        624.8        683.4
       Other..................................................      30.9         36.4         96.9        111.3
     Net investment income (a)................................     342.5        474.8      1,120.3      1,499.5
     Fee revenue and other income (a).........................      25.3         35.4         77.6         94.8
     Net investment losses (a)................................    (180.1)       (74.4)      (333.7)      (227.9)
                                                                --------     --------     --------     --------

         Total insurance and fee-based segment revenues.......   1,009.3      1,274.7      3,338.5      3,868.0
                                                                --------     --------     --------     --------

   Finance segment:
     Net investment income:
       Interest-only securities (a)...........................      15.3         28.9         47.0         85.0
       Manufactured housing...................................     223.8        163.4        633.7        354.8
       Mortgage services......................................     208.6        184.4        600.3        468.8
       Consumer/credit card...................................     116.7        101.7        340.6        306.1
       Commercial.............................................      26.7         50.3         99.0        165.6
       Other (a)..............................................       -           28.7          7.3         66.4
     Gain on sale of finance receivables......................       6.0          1.9         21.6          4.5
     Fee revenue and other income.............................      84.5         86.5        264.4        280.6
                                                                --------     --------     --------     --------

         Total finance segment revenues.......................     681.6        645.8      2,013.9      1,731.8
                                                                --------     --------     --------     --------

   Corporate and other:
     Net investment income....................................       2.4         15.8         20.0         36.1
     Venture capital loss related to investment in
       TeleCorp...............................................     (87.4)      (219.9)       (84.0)      (216.7)
     Gain on sale of interest in riverboat....................       -            -          192.4          -
     Revenue from the discontinued major medical
       business...............................................     188.1        245.1        605.0        722.9
     Other income.............................................       -            1.7           .9          5.1
                                                                --------     --------     ---------    --------

         Total corporate segment revenues.....................     103.1         42.7        734.3        547.4
                                                                --------     --------     --------     --------

   Eliminations...............................................      (7.8)        (7.9)       (20.5)       (20.8)
                                                                --------     --------     --------     --------

         Total revenues.......................................   1,786.2      1,955.3      6,066.2      6,126.4
                                                                --------     --------     --------     --------

Expenses:
   Insurance and fee-based segment:
     Insurance policy benefits................................     678.4        798.8      2,116.1      2,493.6
     Amortization.............................................     176.2        171.5        534.1        524.7
     Interest expense on investment borrowings................       8.6          3.8         25.3         13.8
     Other operating costs and expenses.......................     141.2        174.1        438.3        519.4
     Special charges..........................................       5.2          -           18.1          -
                                                                --------     --------     --------     --------

       Total insurance and fee-based segment expenses.........   1,009.6      1,148.2      3,131.9      3,551.5
                                                                --------     --------     --------     --------



                                   (continued)

                         CONSECO, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              --------------------

                         (continued from previous page)

                                                                   Three months ended        Nine months ended
                                                                     September 30,             September 30,
                                                                   ------------------        -----------------
                                                                   2001          2000        2001         2000
                                                                   ----          ----        ----         ----
                                                                              (Dollars in millions)

   Finance segment:
     Provision for losses.....................................  $  141.0     $   91.3      $ 380.7     $  234.0
     Interest expense.........................................     308.6        335.1        936.8        806.5
     Special charges..........................................        .5        226.6         16.7        290.0
     Impairment charges.......................................     345.2        205.0        386.9        217.1
     Other operating costs and expenses.......................     159.5        179.4        480.2        587.5
                                                                --------     --------      -------     --------

       Total finance segment expenses.........................     954.8      1,037.4      2,201.3      2,135.1
                                                                --------     --------      -------     --------

   Corporate and other:
     Interest expense on corporate debt.......................      85.3         79.3        278.8        207.0
     Provision for losses and expenses related to stock
       purchase plan..........................................      59.6         19.5         59.6        111.5
     Expenses from the discontinued major medical
       business...............................................     249.8        258.3        735.4        766.8
     Special charges and other corporate expenses, less
       charges to subsidiaries for services provided..........        .5         (7.9)        31.6        232.3
                                                                --------     --------      ------      --------

       Total corporate segment expenses.......................     395.2        349.2      1,105.4      1,317.6
                                                                --------     --------      -------     --------

   Eliminations...............................................      (7.8)        (7.9)       (20.5)       (20.8)
                                                                --------     --------      -------     --------

       Total expenses.........................................   2,351.8      2,526.9      6,418.1      6,983.4
                                                                --------     --------      -------     --------

Income (loss) before income taxes, minority interest and
  extraordinary charge:
     Insurance and fee-based operations.......................       (.3)       126.5        206.6        316.5
     Finance operations.......................................    (273.2)      (391.6)      (187.4)      (403.3)
     Corporate interest expense and other items...............    (292.1)      (306.5)      (371.1)      (770.2)
                                                                --------     --------      -------     --------

         Income (loss) before income taxes, minority interest
           and extraordinary charge...........................  $ (565.6)    $ (571.6)     $(351.9)    $ (857.0)
                                                                ========     ========      =======     ========

--------------------
(a) It is not practicable to provide additional components of revenue by product or service.



     STANDARD & POOR'S 500 INDEX CALL OPTIONS

     Our equity-indexed annuity products provide a guaranteed base rate of return and a higher potential return linked to the performance of the Standard & Poor's 500 Index (the "S&P 500 Index"). We buy S&P 500 Call Options in an effort to hedge potential increases to policyholder benefits resulting from increases in the S&P 500 Index to which the product's return is linked. We include the cost of the S&P 500 Call Options in the pricing of these products. Policyholder account balances for these annuities fluctuate in relation to changes in the values of these options. We reflect changes in the estimated market value of these options in net investment income. During the first nine months of 2001 and 2000, net investment income included $5.4 million and $8.4 million, respectively, related to these changes. Such investment income was substantially offset by increases to liabilities representing the accrual of benefits to policyholders. The value of the S&P 500 Call Options was $12.6 million at September 30, 2001. We classify such instruments as other invested assets.

                         CONSECO, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              --------------------

     INTEREST RATE SWAP AGREEMENTS

     On June 29, 2001, we entered into interest rate swap agreements to convert the fixed rate on our senior notes (10.75 percent) to a variable rate based on LIBOR plus 4.75 percent. In accordance with the requirements of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by Statement of Financial Accounting Standards No. 137, "Deferral of the Effective Date of FASB Statement No. 133" and Statement of Financial Accounting Standards No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities", the change in the fair value of the interest rate swap and the loss or gain on the hedged senior notes attributable to the hedged interest rate risk are recorded in current-period earnings. Because the terms of the interest rate swap agreements substantially match the terms of the senior notes, the gain or loss on the swap and the senior notes will generally be equal and offsetting (although the effective interest rate on our debt will be affected). At September 30, 2001, "other invested assets" and "notes payable-direct corporate obligations" were increased by $29.1 million to reflect the estimated fair value of such interest rate swap agreements.

     In early October 2001, we terminated these interest rate swap agreements for cash proceeds of $29.1 million (the value of the terminated swap agreements). No gain was recognized upon the termination of the interest rate swap agreements. Instead, the change in the fair value of the senior notes recorded while the interest rate swaps were outstanding will be amortized as a reduction to interest expense over the remaining life of our senior notes.

     We also entered into new interest rate swap agreements to replace the terminated agreements which convert the fixed rate on our 10.75% senior notes to a variable rate based on LIBOR plus 5.7525 percent (currently 8.9025 percent).

     If the counterparties for the S&P 500 Call Options or the interest rate swap agreements fail to meet their obligations, Conseco may have to recognize a loss. Conseco limits its exposure to such a loss by diversifying among several counterparties believed to be strong and creditworthy. At September 30, 2001, all of the counterparties were rated "A" or higher by Standard & Poor's Corporation.

     GUARANTEES

     In conjunction with certain sales of finance receivables, our finance subsidiary provided guarantees aggregating approximately $1.5 billion at September 30, 2001. We consider any potential payments related to these guarantees in the projected net cash flows used to determine the value of our interest-only securities. During the first nine months of 2001, advances of interest and principal payments related to such guarantees on bonds held by others totaled $20.2 million.

     We have guaranteed bank loans totaling $546.6 million to approximately 160 current and former directors, officers and key employees. The funds were used by the participants to purchase approximately 18.3 million shares of Conseco common stock in open market or negotiated transactions with independent parties. Such shares are held by the bank as collateral for the loans. In addition, Conseco has provided loans to participants for interest on the bank loans totaling $132.7 million. During the third quarter of 2000, the Company negotiated a new guarantee with the banks which expires on December 31, 2003, and made it available to participants who qualified and chose to participate in a new lending program. A key goal of the program is to reduce the balance of each participant's bank and interest loans to $25 per share of stock purchased through the program. Such reductions are to occur through cash payments and pay for performance programs. In order to receive the pay for performance program benefits, participants in the new program are required to put to the Company, 75 percent of the value in excess of $25 per share of the shares purchased through this program, as determined on December 31, 2003. A subsidiary of Conseco has pledged $52.4 million of cash collateral in conjunction with the guarantee of a portion of the bank loans. Conseco also granted a security interest in most of its assets in conjunction with the guarantee of a portion of the bank loans. During the third quarter of 2001, we established an additional noncash provision in connection with these guarantees and loans of $59.6 million ($38.7 million after the income tax benefit). At September 30, 2001, the reserve for losses on the loan guarantees and the liability related to the pay for performance benefits totaled $310.0 million. At September 30, 2001, the guaranteed bank loans and interest loans exceeded the value of the collateral held (primarily the value of the common stock purchased) and the reserve for losses and the liability related to the pay for performance benefits by approximately $200 million. All participants have agreed to indemnify Conseco for any loss incurred on their loans. We regularly evaluate these guarantees and loans in light of the collateral and the creditworthiness of the participants.

                         CONSECO, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              --------------------

     REINSURANCE

     The cost of reinsurance ceded totaled $153.0 million and $216.5 million in the first nine months of 2001 and 2000, respectively. We deducted this cost from insurance policy income. Conseco is contingently liable for claims reinsured if the assuming company is unable to pay. Reinsurance recoveries netted against insurance policy benefits totaled $117.1 million and $216.0 million in the first nine months of 2001 and 2000, respectively. Reinsurance premiums assumed totaled $107.3 million and $264.8 million in the first nine months of 2001 and 2000, respectively.

     INCOME TAXES

     A reconciliation of the U.S. statutory corporate income tax rate to the effective rate reflected in the consolidated statement of operations is as follows:

                                                                                                      Nine months ended
                                                                                                         September 30,
                                                                                                      -----------------
                                                                                                      2001         2000
                                                                                                      ----         ----


U.S. statutory corporate rate..................................................................     (35.0)%       (35.0)%
Nondeductible goodwill amortization............................................................       8.4           3.4
Other nondeductible expenses...................................................................       (.3)          1.9
State taxes....................................................................................       3.7            .4
Provision for tax issues and other.............................................................      (4.4)          4.5
                                                                                                     ----          ----

     Effective tax rate........................................................................     (27.6)%       (24.8)%
                                                                                                    =====         =====

     CHANGES IN DIRECT CORPORATE OBLIGATIONS

     Notes payable, representing direct corporate obligations, were as follows (interest rates as of September 30, 2001):

                                                                              September 30,    December 31,
                                                                                  2001             2000
                                                                                  ----             ----
                                                                                  (Dollars in millions)


$1.5 billion bank credit facility (6.27%)....................................  $1,499.8           $1,500.0
Other bank credit facilities.................................................       -                551.2
7.6% senior notes ...........................................................       -                118.9
6.4% Mandatory Par Put Remarketed Securities ................................       -                550.0
8.5% notes due 2002..........................................................     425.0              450.0
6.4% notes due 2003..........................................................     250.0              250.0
8.75% notes due 2004.........................................................     788.0              788.0
6.8% senior notes due 2005...................................................     250.0              250.0
9.0% notes due 2006..........................................................     550.0              550.0
10.75% senior notes due 2008.................................................     400.0                -
Other........................................................................      90.6               92.1
                                                                               --------           --------

     Total principal amount..................................................   4,253.4            5,100.2
Unamortized net discount related to issuance of notes payable ...............     (45.3)             (45.2)
Mark-to-market adjustment related to hedging transactions (see note
       entitled "Interest Rate Swap Agreements").............................      29.1                -
                                                                               --------           --------

     Direct corporate obligations............................................  $4,237.2           $5,055.0
                                                                               ========           ========

     On June 29, 2001, the Company completed the public offering of $400.0 million of 10.75 percent senior notes (the "10.75% Notes") due June 15, 2008. We have entered into interest rate swap agreements to convert the fixed rate on these notes to a weighted average variable rate based on LIBOR plus approximately 5.75 percent (currently 8.9025 percent). The

                         CONSECO, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              --------------------

indenture for the 10.75% Notes limits our ability to, among other things (all as described in the indenture): (i) incur additional debt and issue preferred stock; (ii) make loans and investments; (iii) pay dividends; (iv) create additional loans on our assets; (v) engage in transactions with our affiliates;
(vi) consolidate, merge or transfer all or substantially all our assets; or
(vii) change lines of business. Most of the foregoing restrictions will expire, if the 10.75% Notes have been rated as investment grade securities by either S & P or Moody's. The 10.75% Notes are unsecured and rank equally with all other unsecured senior indebtedness of Conseco. Proceeds from the offering of approximately $385.9 million (after underwriting discounts and estimated offering expenses) were used to reduce amounts outstanding under our credit facilities. As a result, we recognized an extraordinary charge of $.4 million (net of an income tax benefit of $.2 million) in the second quarter of 2001.

     Under our current bank credit facilities, we agreed to the manner in which the proceeds from asset sales and refinancing transactions would be used. During the first nine months of 2001, the $671.9 million of proceeds from such transactions were used as follows: (i) $73.3 million was used to repay amounts outstanding under our bank credit facilities; (ii) $64.1 million was used to repurchase $64.6 million par value of the 7.6% senior notes due June 2001 (resulting in an extraordinary gain of $.3 million, net of income taxes of $.2 million); (iii) $24.0 million was used to repurchase $25.0 million par value of the 8.5% notes due 2002 (resulting in an extraordinary gain of $.6 million, net of income taxes of $.3 million); (iv) $497.9 million was transferred to a segregated cash account for the payment of debt (the balance in such segregated account, together with cash on hand was used to repay the remaining outstanding amounts of the 6.4% Mandatory Par Put Remarketed Securities putable on June 15, 2001 and the 7.6% senior notes due June 2001); and (v) $12.6 million was added to the general cash balance of the Company.

     Pursuant to our current bank credit facilities, we have agreed that any amounts received from asset sales (including our TeleCorp investment) or refinancing transactions occurring after September 30, 2001 (with certain exceptions), would be used as follows: (i) the first $52.5 million would be retained by Conseco; and (ii) any subsequent proceeds would be applied: (a) 50 percent to repay the $1.5 billion bank credit facility and to fund a segregated cash account to provide collateral for Conseco's guarantee related to the directors, officers and key employee stock purchase program (based on the relative balance due under each facility); and (b) the remaining 50 percent would be retained by Conseco. No assurance can be provided as to the timing, proceeds, or other terms related to any potential asset sale or financing transaction.

     Our current bank credit facilities require the Company to maintain various financial ratios and balances, as defined in the agreement including: (i) a debt-to-total capitalization ratio of less than .425:1.0 at September 30, 2001 and decreasing over time, as defined in the agreement, to 0.30:1.0 at March 31, 2004 and thereafter (such ratio was .365:1.0 at September 30, 2001); (ii) an interest coverage ratio greater than 1.10:1.0 for the year ending September 30, 2001 and increasing over time, as defined in the agreement, to 2.00:1.0 for the four quarters ending December 31, 2003 and thereafter (such ratio was 1.35:1.0 for the year ended September 30, 2001); (iii) adjusted earnings, as defined in the agreement, of at least $1,150.0 million for the nine months ending September 30, 2001 and increasing over time, as defined in the agreement, to $2,175.0 million for the year ending December 31, 2004 (the adjusted earnings for the nine months ended September 30, 2001 were $1,362.9 million); (iv) Conseco Finance tangible net worth, as defined in the agreement, of at least $950.0 million at September 30, 2001; $1.2 billion at December 31, 2001; $1.4 billion at December 31, 2002; $1.65 billion at December 31, 2003; and $2.0 billion at December 31, 2004 (such tangible net worth exceeded $1.4 billion at September 30, 2001); and (v) an aggregate risk-based capital ratio with respect to our insurance subsidiaries of at least 200 percent (such ratio was greater than 235 percent at September 30, 2001).

     The amended bank credit facilities prohibit the payment of cash dividends on our common stock until the Company has received investment grade ratings on its outstanding public debt. Such agreements also prohibit the repurchase of our common stock. Our current bank credit agreements limit the issuance of additional debt, contingent obligations, liens, asset dispositions, other restrictive agreements, affiliate transactions, change in business and modification of terms of debt or preferred stock, all as defined in the agreements. The obligations under our current bank credit facilities are guaranteed by CIHC, Incorporated, a wholly owned subsidiary of Conseco, and the ultimate holding company for Conseco's principal operating subsidiaries.

     The interest rate on our current bank credit facilities is based on an IBOR rate plus a margin of 2.5 percent. Borrowings under our bank credit facilities averaged $1,826.5 million during the first nine months of 2001, at a weighted average interest rate of 7.3 percent.

                         CONSECO, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              --------------------

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

     CHANGES IN DIRECT FINANCE OBLIGATIONS (EXCLUDING NOTES PAYABLE RELATED TO SECURITIZED FINANCE RECEIVABLES STRUCTURED AS COLLATERALIZED BORROWINGS)

     Notes payable (excluding notes payable related to securitized finance receivables structured as collateralized borrowings) of the finance segment were as follows (interest rates as of September 30, 2001):


                                                                              September 30,    December 31,
                                                                                  2001             2000
                                                                                  ----             ----
                                                                                  (Dollars in millions)

Master repurchase agreements due on various dates in
   2002 and 2003 (3.72%).....................................................  $1,298.2           $1,806.9
Credit facility collateralized by retained interests in securitizations
   due 2003 (5.49%)..........................................................     510.3              590.0
Medium term notes due September 2002 and April 2003 (6.52%)..................     223.7              223.7
10.25% senior subordinated notes due June 2002...............................     169.6              193.6
Other........................................................................       1.5                3.2
                                                                               --------           --------

     Total principal amount..................................................   2,203.3            2,817.4

Unamortized net discount and deferred fees...................................     (11.0)              (6.5)
                                                                               --------           --------

     Direct finance obligations..............................................  $2,192.3           $2,810.9
                                                                               ========           ========


     Amounts borrowed under master repurchase agreements have decreased due to repayments using the proceeds received from various asset sales. At September 30, 2001, we had $3.4 billion in master repurchase agreements, commercial paper conduit facilities and other facilities with various banking and investment banking firms for the purpose of financing our consumer and commercial finance loan production. These facilities typically provide financing of a certain percentage of the underlying collateral and are subject to the availability of eligible collateral and, in some cases, the willingness of the banking firms to continue to provide financing. Some of these agreements provide for annual terms which are extended either quarterly or semi-annually by mutual agreement of the parties for an additional annual term based upon receipt of updated quarterly financial information. At September 30, 2001, we had borrowed $1.3 billion of the $3.4 billion available under such agreements.

     During the third quarter of 2001, Conseco Finance repurchased $24.0 million par value of its 10.25% senior subordinated notes due June 2002 for $23.8 million (resulting in an extraordinary gain of $.1 million, net of income taxes of $.1 million).

     During 2000, the Company amended an agreement with Lehman Brothers, Inc. ("Lehman") related to certain master repurchase agreements and the collateralized credit facility. Such amendment significantly reduced the restrictions on intercompany payments from Conseco Finance to Conseco as required by the previous agreement. In conjunction with the amendment, Conseco agreed to convert $750 million principal balance of its intercompany note due from Conseco Finance to $750 million stated value of Conseco Finance 9 percent redeemable cumulative preferred stock (the "intercompany preferred stock"). During the first nine months of 2001, Conseco Finance made payments to Conseco totaling $505.4 million reducing the intercompany note balance to $281.3 million at September 30, 2001.

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

                         CONSECO, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              --------------------

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

     The amended agreement requires Conseco Finance to maintain various financial ratios, as defined in the agreement. These ratios include: (i) an adjusted tangible net worth of at least $1.95 billion (such amount was $2.025 billion at September 30, 2001); (ii) a fixed charge coverage ratio of not less than 1.0:1.0 for the year ending September 30, 2001, and defined periods thereafter (such ratio was 1.03:1.0 for the year ended September 30, 2001);
(iii) a ratio of net worth to total managed receivables of not less than 4:100 (such ratio was 4.39:100 at September 30, 2001); and (iv) a ratio of total non-warehouse debt less finance receivables and certain other assets, as defined in the agreement, to net worth of less than 1.0:2.0 (such ratio was .08:2.0 at September 30, 2001).

     NOTES PAYABLE RELATED TO SECURITIZED FINANCE RECEIVABLES STRUCTURED AS COLLATERALIZED BORROWINGS

     Notes payable related to securitized finance receivables structured as collateralized borrowings were $13,841.1 million at September 30, 2001. The principal and interest on these notes are paid using the cash flows from the underlying finance receivables which serve as collateral for the notes. Accordingly, the timing of the principal payments on these notes is dependent on the payments received on the underlying finance receivables which back the notes. The average interest rate on these notes at September 30, 2001, was 6.8 percent.

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

     CHANGES IN PREFERRED STOCK

     On December 15, 1999, we issued $500.0 million (2.6 million shares) of Series F Common-Linked Convertible Preferred Stock (the "Series F Preferred Stock") primarily to Thomas H. Lee Company and affiliated investors. The Series F Preferred Stock is convertible into Conseco common stock at a common equivalent rate of $19.25 per share. The Series F Preferred Stock pays a 4 percent dividend, of which an amount at least equal to the common stock dividend will be payable in cash, and the remainder may be paid in additional Series F shares valued at a common equivalent rate of $19.25 per share. In September 2000, we suspended the payment of common stock dividends, and as a result, all dividend payments since that date have been paid in additional Series F shares (the carrying value of such additional shares is determined based on the fair value of the equivalent number of Conseco common shares that such shares are convertible into as of the date the dividend is paid). The Series F Preferred Stock ranks senior to the common stock outstanding and has a liquidation preference of $192.50 per share plus all declared and unpaid dividends.

                         CONSECO, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              --------------------

     CHANGES IN COMMON STOCK

     Changes in the number of shares of common stock outstanding were as follows:


                                                                                                      Nine months ended
                                                                                                        September 30,
                                                                                                      -----------------
                                                                                                      2001         2000
                                                                                                      ----         ----
                                                                                                    (Shares in thousands)


Balance, beginning of period...................................................................    325,318        327,679
   Stock options exercised.....................................................................        407             82
   Shares issued in conjunction with the acquisition of Exl....................................      3,411            -
   Shares issued pursuant to stock purchase contracts related to the FELINE PRIDES.............     11,351            -
   Settlement of forward contract and common stock acquired....................................        -           (4,247)
   Shares issued under employee benefit compensation plans.....................................        913          1,792
                                                                                                   -------        -------

Balance, end of period.........................................................................    341,400        325,306
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

     RECENTLY ISSUED ACCOUNTING STANDARDS

     The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment of Long-Lived Assets" ("SFAS 144") in August 2001. This standard addresses the measurement and reporting for impairment of all long-lived assets. It also broadens the definition of what may be presented as a discontinued operation in the consolidated statement of operations to include components of a company's business segments. SFAS 144 requires that long-lived assets currently in use be written down to fair value when considered impaired. Long-lived assets to be disposed of are written down to the lower of cost or fair value less the estimated cost to sell. The Company is required to implement this standard beginning January 1, 2002. We have not determined the impact of the adoption of this standard on our financial position and results of operations.

     FASB issued Statement of Financial Accounting Standards No. 141, "Business Combinations", and No. 142, "Goodwill and Other Intangible Assets" in June 2001. Under the new rules, goodwill will no longer be amortized but will be subject to annual impairment tests, effective January 1, 2002. Application of the nonamortization provisions is expected to result in an increase to net income of approximately $110 million (approximately $.29 per share based on diluted shares outstanding for the nine months ended September 30, 2001, without adjustment for antidilution) in the year ended December 31, 2002. We will perform the first of the required impairment tests as of January 1, 2002. We have not determined what the effect of these tests will be on the earnings and financial position of the Company.

     FASB issued SFAS 140, which is a replacement for SFAS 125; and a related implementation guide in September 2000. SFAS 140 and the implementation guide have changed the criteria that must be met for securitization transactions to be recorded under the portfolio method. We did not need to make any significant changes to our securitization structures to meet the new criteria which are effective for securitization transactions completed after March 31, 2001. SFAS 140 also requires additional disclosures regarding securitization transactions, which are reflected in the notes herein or in the notes to the consolidated financial statements included in the Company's 2000 Form 10-K.

                         CONSECO, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              --------------------

     Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), as amended by Statement of Financial Accounting Standards No. 137, "Deferral of the Effective Date of FASB Statement No. 133" and Statement of Financial Accounting Standards No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities" ("SFAS 138") requires all derivative instruments to be recorded on the balance sheet at estimated fair value. Changes in the fair value of derivative instruments are to be recorded each period either in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, on the type of hedge transaction. We adopted SFAS 133 on January 1, 2001. Because of our minimal use of derivatives, other than the S&P 500 Call Options, interest rate swaps and embedded derivatives associated with our equity-indexed annuities, the adoption of the new standard did not have a material impact on the Company's financial position or results of operations.

     LITIGATION

     Conseco Finance was served with various related lawsuits filed in the United States District Court for the District of Minnesota. These lawsuits were generally filed as purported class actions on behalf of persons or entities who purchased common stock or options to purchase common stock of Conseco Finance during alleged class periods that generally run from February 1995 to January 1998. One action (Florida State Board of Admin. v. Green Tree Financial Corp., Case No. 98-1162) did not include class action claims. In addition to Conseco Finance, certain current and former officers and directors of Conseco Finance are named as defendants in one or more of the lawsuits. Conseco Finance and other defendants obtained an order consolidating the lawsuits seeking class action status into two actions, one of which pertains to a purported class of common stockholders (In re Green Tree Financial Corp. Stock Litig., Case No. 97-2666) and the other which pertains to a purported class of stock option traders (In re Green Tree Financial Corp. Options Litig., Case No. 97- 2679). Plaintiffs in the lawsuits assert claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. In each case, plaintiffs allege that Conseco Finance and the other defendants violated federal securities laws by, among other things, making false and misleading statements about the current state and future prospects of Conseco Finance (particularly with respect to prepayment assumptions and performance of certain loan portfolios of Conseco Finance) which allegedly rendered Conseco Finance's financial statements false and misleading. On August 24, 1999, the United States District Court for the District of Minnesota issued an order to dismiss with prejudice all claims alleged in the lawsuits. The plaintiffs subsequently appealed the decision to the U.S. Court of Appeals for the 8th Circuit. A three judge panel issued an opinion on October 25, 2001, reversing the United States District Court's dismissal order and reinstating the action. The Company has requested a rehearing of the appeal by a full bench of the 8th Circuit Court of Appeals. The Company believes that the lawsuits are without merit and intends to continue to defend them vigorously. The ultimate outcome of these lawsuits cannot be predicted with certainty.

     A total of forty-five suits were filed in 2000 against the Company in the United States District Court for the Southern District of Indiana. Nineteen of these cases were putative class actions on behalf of persons or entities that purchased the Company's common stock during alleged class periods that generally run from April 1999 through April 2000. Two cases were putative class actions on behalf of persons or entities that purchased the Company's bonds during the same alleged class periods. Three cases were putative class actions on behalf of persons or entities that purchased or sold option contracts, not issued by the Company, on the Company's common stock during the same alleged class periods. One case was a putative class action on behalf of persons or entities that purchased the Company's "FELINE PRIDES" convertible preferred stock instruments during the same alleged class periods. With four exceptions, in each of these twenty-five cases two former officers/directors of the Company were named as defendants. In each case, the plaintiffs assert claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. In each case, plaintiffs allege that the Company and the individual defendants violated the federal securities laws by, among other things, making false and misleading statements about the current state and future prospects of Conseco Finance (particularly with respect to performance of certain loan portfolios of Conseco Finance) which allegedly rendered the Company's financial statements false and misleading. The Company believes that these lawsuits are without merit and intends to defend them vigorously. The ultimate outcome of these lawsuits cannot be predicted with certainty.

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

                         CONSECO, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              --------------------

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

     Nine shareholder derivative suits were filed in 2000 in United States District Court for the Southern District of Indiana. The complaints named as defendants the current directors, certain former directors, certain non-director officers of the Company (in one case), and, alleging aiding and abetting liability, certain banks which allegedly made loans in relation to the Company's "Stock Purchase Plan" (in three cases). The Company is also named as a nominal defendant in each complaint. Plaintiffs allege that the defendants breached their fiduciary duties by, among other things, intentionally disseminating false and misleading statements concerning the acquisition, performance and proposed sale of Conseco Finance, and engaged in corporate waste by causing the Company to guarantee loans that certain officers, directors and key employees of the Company used to purchase stock under the Stock Purchase Plan. These cases have now been consolidated into one case in the United States District Court for the Southern District of Indiana, captioned: "In Re Conseco, Inc. Derivative Litigation", cause number IP00655-C-Y/S. An amended complaint was filed on April 13, 2001, making generally the same allegations and allegations of violation of the Federal Reserve Board's margin rules. Three similar cases have been filed in the Hamilton County Superior Court in Indiana. Schweitzer v. Hilbert, et al., Cause No. 29001-0004CP251; Evans v. Hilbert, et al., Cause No. 29001-0005CP308 (both Schweitzer and Evans name as defendants certain non-director officers); Gintel v. Hilbert, et al., Cause No. 29003-0006CP393 (naming as defendants, and alleging aiding and abetting liability as to, banks which allegedly made loans in relation to the Stock Purchase Plan). The cases filed in Hamilton County have been stayed pending resolution of the derivative suits filed in the United States District Court. The Company believes that these lawsuits are without merit and intends to defend them vigorously. The ultimate outcome of these lawsuits cannot be predicted with certainty.

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

                         CONSECO, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              --------------------

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

     CONSOLIDATED STATEMENT OF CASH FLOWS

     The following disclosures supplement our consolidated statement of cash flows:

                                                                                                    Nine months ended
                                                                                                      September 30,
                                                                                                    -----------------
                                                                                                    2001         2000
                                                                                                    ----         ----
                                                                                                   (Dollars in millions)

Cash flows from operating activities:
   Net loss....................................................................................   $(349.1)       $(814.6)
   Adjustments to reconcile net loss to net cash provided by operating activities:
       Interest-only securities investment income..............................................     (47.0)         (85.0)
       Cash received from interest-only securities, net........................................      18.8          164.6
       Servicing income........................................................................     (89.0)         (85.8)
       Cash received from servicing activities.................................................      56.1           97.1
       Provision for losses....................................................................     440.3          345.5
       Gain on sale of finance receivables.....................................................     (21.6)          (4.5)
       Amortization and depreciation...........................................................     688.2          548.3
       Income taxes............................................................................    (245.7)        (342.0)
       Insurance liabilities...................................................................     279.4          622.5
       Accrual and amortization of investment income...........................................      73.8           (6.5)
       Deferral of cost of policies produced and purchased.....................................    (515.6)        (610.7)
       Gain on sale of interest in riverboat...................................................    (192.4)           -
       Impairment charges......................................................................     386.9          217.1
       Special charges.........................................................................      49.4          377.8
       Cumulative effect of change in accounting...............................................       -             85.2
       Minority interest.......................................................................     139.1          169.2
       Net investment losses...................................................................     333.7          227.9
       Extraordinary charge on extinguishment of debt..........................................       6.2            -
       Other...................................................................................    (166.3)         (82.7)
                                                                                                  -------        -------

         Net cash provided by operating activities.............................................   $ 845.2        $ 823.4
                                                                                                  =======        =======

                         CONSECO, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              --------------------

                                                                                                       Nine months ended
                                                                                                         September 30,
                                                                                                       -----------------
                                                                                                       2001         2000
                                                                                                       ----         ----
                                                                                                     (Dollars in millions)

Non-cash items not reflected in the investing and financing activities sections of the consolidated statement of cash flows:
     Issuance of common stock under stock option and employee benefit plans.......................     $ 16.5       $ 2.7
     Issuance of convertible preferred shares.....................................................       11.6         6.3
     Value of FELINE PRIDES retired and transferred from minority interest to common
       stock and additional paid-in capital.......................................................      496.6          -
     Issuance of warrants to Lehman...............................................................         -         48.1
     Issuance of warrants to General Electric Company.............................................         -         21.0
     Issuance of common stock in connection with the acquisition of Exl...........................       52.6          -
     Increase in other invested assets and notes payable-direct corporate obligations reflecting
       the estimated fair value of interest rate swap agreements..................................       29.1          -


       SPECIAL CHARGES

       2001

     The following table summarizes the special charges incurred by the Company during the third quarter of 2001 and for the first nine months of 2001, which are further described in the paragraphs which follow:


                                                                                          Three months        Nine months
                                                                                              ended              ended
                                                                                          September 30,      September 30,
                                                                                              2001               2001
                                                                                              ----               ----
                                                                                                (Dollars in millions)

Organizational restructuring:
   Severance benefits....................................................................     $  -              $15.3
   Office closings and sale of artwork...................................................        -                7.1
   Loss related to sale of certain finance receivables...................................        -               11.2
Amounts related to disputed reinsurance balances.........................................        -                8.5
Other items..............................................................................      14.7              28.4
                                                                                              -----             -----

   Special charges before income tax benefit.............................................     $14.7             $70.5
                                                                                              =====             =====


     Severance benefits

     During the first quarter of 2001, Conseco developed plans to change the way it operates. Such changes are being undertaken in an effort to improve the Company's operations and profitability. The planned changes included moving a significant number of jobs to India, where a highly-educated, low-cost, English-speaking labor force is available. Pursuant to GAAP, the Company is required to recognize the costs associated with most restructuring activities as the costs are incurred. However, costs associated with severance benefits are required to be recognized when the costs are: (i) attributable to employees' services that have already been rendered; (ii) relate to obligations that accumulate; and (iii) are probable and can be reasonably estimated. Since the severance costs associated with our planned activities meet these requirements, we recognized a charge of $15.3 million in the first nine months of 2001.

     Office closings and sale of artwork

     In conjunction with our restructuring activities, we closed certain offices, which resulted in the abandonment of certain leasehold improvements. Further, certain antiques and artwork, formerly displayed in the Company's executive offices,

                         CONSECO, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              --------------------

have been or are in the process of being sold. We recognized a charge of $7.1 million related to these assets in the first nine months of 2001.

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

     Amounts related to disputed reinsurance balances

     During the first quarter of 2001, we recognized special charges primarily related to various disputed reinsurance balances.

     Other items

     Other items include expenses incurred: (i) in conjunction with the transfer of certain customer service and backroom operations to our India subsidiary;
(ii) for legal and consulting fees with respect to services provided related to various debt and organizational restructuring transactions; (iii) pursuant to the terms of the employment agreement for our chief executive officer; and (iv) for other items which are not individually significant.

     2000

     The following table summarizes the special charges incurred by the Company during the third quarter of 2000 and for the nine months ended September 30, 2000, which are further described in the paragraphs which follow:


                                                                              Three months      Nine months
                                                                                  ended            ended
                                                                              September 30,    September 30,
                                                                                  2000             2000
                                                                                  ----             ----
                                                                                  (Dollars in millions)

Advisory and professional fees related to debt restructuring................     $  7.2             $  7.2

Restructuring of finance business:
     Lower of cost or market adjustment for finance receivables
       identified for sale..................................................      103.3              103.3
     Loss on sale of asset-based loans......................................       68.2               68.2
     Loss on sale of subprime automobile and bankcard business, net.........        3.4               61.9
     Costs related to closing offices and streamlining businesses...........       29.5               29.5
     Abandonment of computer processing systems.............................       35.8               35.8
     Advisory fees and warrant paid and/or issued to Lehman
       and other investment banks...........................................         -               117.1

Executive contracts:
     Executive termination payment .........................................         -                72.5
     Chief Executive Officer signing payment................................         -                45.0
     Warrants granted to General Electric Company...........................         -                21.0

Other items.................................................................        5.9               19.0
                                                                                 ------             ------

         Special charges before income tax benefit..........................     $253.3             $580.5
                                                                                 ======             ======

                         CONSECO, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              --------------------

     Advisory and professional fees related to debt restructuring

     During the third quarter of 2000, we incurred $7.2 million of non-deferrable advisory and professional fees related to the restructuring of our bank credit facilities.

     Lower of cost or market adjustment for finance receivables identified for sale

     On July 27, 2000, we announced several courses of action to restructure our finance business, including the sale or runoff of the finance receivables of several business lines. The carrying value of the loans held for sale was reduced to the lower of cost or market, consistent with our accounting policy for such loans. The reduction in value of these loans of $103.3 million (including a $45.9 million increase to the allowance for credit losses) primarily related to transportation finance receivables (primarily loans for the purchase of trucks and buses). These loans had experienced a significant decrease in value as a result of the adverse economic effect that increases in oil prices and competition had on borrowers in the transportation business during 2000.

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

                         CONSECO, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              --------------------

     Lehman also amended its master repurchase financing facilities with our finance operations to expand the types of assets financed. As partial consideration for the financing transaction, Lehman received a warrant, with a nominal exercise price, for five percent of the common stock of Conseco Finance. The warrant has a five-year term. The holder of the warrant or Conseco Finance may cause the warrant and any stock issued upon its exercise to be purchased for cash at an appraised value in September 2002 (pursuant to the revised terms of the warrant). Since the warrant permits cash settlement at fair value at the option of the holder of the warrant, it has been classified as a liability measured at fair value, with changes in its value reported in earnings. The warrant would be cancelled in certain circumstances in the event the holder thereof or an affiliate participates in a group that purchases Conseco Finance. The initial $48.1 million estimated value of the warrant was recognized as an expense during the second quarter of 2000.

     We also paid Lehman $20.0 million in fees for its efforts to form an investor group to purchase Conseco Finance. In addition, the Company paid other investment banks and financial institutions $24.0 million in advisory fees related to the potential sale of Conseco Finance and consultation regarding various other transactions.

     Executive Terminations

     On April 28, 2000, Conseco and Stephen C. Hilbert, the Company's former Chairman and Chief Executive Officer, entered into an agreement pursuant to which Mr. Hilbert's employment was terminated. As contemplated by the terms of his employment agreement, Mr. Hilbert received: (i) $72.5 million (prior to required withholdings for taxes), an amount equal to five times his salary and the non-discretionary bonus amount (as defined in his employment agreement) for 2000; less (ii) the amount due under a secured loan of $23 million, plus accrued interest, made to Mr. Hilbert on April 6, 2000. Mr. Hilbert also received the bonus of $3,375,000 payable under his employment agreement for the first quarter of 2000. Conseco agreed to continue to treat Mr. Hilbert as though he were an employee/participant for purposes of the guaranteed bank loans and the loans for interest on such loans pursuant to the stock purchase program. Conseco also entered into a consulting agreement with Mr. Hilbert pursuant to which Mr. Hilbert agreed to provide consulting services up to an average of 25 hours per month for a period of three years. Mr. Hilbert also agreed not to compete with Conseco during the term of the consulting agreement. On April 27, 2000, Mr. Hilbert was granted options to purchase an aggregate of 2,000,000 shares of Conseco common stock at a price of $5.75 per share (the average of the high and low sales prices on the New York Stock Exchange on such date). The options expire on April 26, 2003.

     On April 28, 2000, Conseco and Rollin M. Dick, the Company's former Chief Financial Officer, entered into an agreement pursuant to which Mr. Dick's employment was terminated. As contemplated by the terms of his employment agreement, Conseco agreed to pay Mr. Dick his salary of $250,000 per year through December 31, 2001, and he also received the bonus of $187,500 payable under his employment agreement for the first quarter of 2000. Conseco also agreed to continue to treat Mr. Dick as though he were an employee/participant for purposes of the guaranteed bank loans and the loans for interest on such loans pursuant to the stock purchase program. Conseco also entered into a consulting agreement with Mr. Dick pursuant to which Mr. Dick agreed to provide consulting services up to an average of 25 hours per month for a period of three years. Mr. Dick also agreed not to compete with Conseco during the term of the consulting agreement. On April 27, 2000, Mr. Dick was granted options to purchase an aggregate of 600,000 shares of Conseco common stock at a price of $5.75 per share. The options expire on April 26, 2003.

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

     ADDITIONAL AMORTIZATION

     2001

     The Company has previously announced its intent to sell and/or cancel its major medical lines of business. Recently, the Company began a process of not renewing portions of this business in several unprofitable states in accordance with the contractual terms of the policies. As a result, we determined that approximately $77.4 million ($37.4 million of which was recognized in the third quarter of 2001) of the cost of policies produced and cost of policies purchased would not be recoverable.

     The cost of policies produced and the cost of policies purchased are amortized in relation to the estimated gross profits to be earned over the life of our annuity products. As a result of economic developments, actual experience of our products and changes in our expectations, we changed our investment yield assumptions used in calculating the estimated gross profits to be earned on our annuity products. Such changes resulted in additional amortization of the cost of policies produced and cost of policies purchased of $35.0 million in the second quarter of 2001.

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

                         CONSECO, INC. AND SUBSIDIARIES
                              --------------------

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     In this section, we review Conseco's consolidated results of operations for the three and nine months ended September 30, 2001 and 2000, and significant changes in our consolidated financial condition. Please read this discussion in conjunction with the accompanying consolidated financial statements and notes.

     Consolidated results and analysis

     The net loss applicable to common stock of $410.6 million in the third quarter of 2001, or $1.21 per diluted share, included: (i) net investment losses (net of related costs, amortization and taxes) of $113.9 million, or 34 cents per share; (ii) a loss of $45.2 million, or 13 cents per share, related to our venture capital investment in TeleCorp; (iii) an impairment charge of $224.4 million, or 66 cents per share, related to the Company's interest-only securities and servicing rights; (iv) a provision for loss of $38.7 million, or 11 cents per share, related to the Company's guarantee of bank loans to directors, officers and key employees to purchase shares of Conseco common stock; (v) special charges, amounts related to discontinued lines and other non-recurring items of $49.7 million, or 15 cents per share, as summarized in the notes to the consolidated financial statements; and (vi) an extraordinary gain of $.7 million, or nil cents per share, related to the early retirement of debt. The net loss applicable to common stock of $489.5 million in the third quarter of 2000, or $1.50 per diluted share, included: (i) net investment losses (including related costs, amortization and taxes) of $42.7 million, or 13 cents per share; (ii) a loss of $107.6 million, or 33 cents per share, related to our venture capital investment in TeleCorp; (iii) an impairment charge of $129.2 million, or 40 cents per share, to reduce the value of interest-only securities and servicing rights; (iv) a provision for loss of $12.7 million, or 4 cents per share, related to the Company's guarantee of bank loans to directors, officers and key employees to purchase shares of Conseco common stock; (v) special charges, amounts related to discontinued lines and other non-recurring items of $177.9 million, or 54 cents per share; (vi) an extraordinary charge of $4.9 million, or 1 cent per share, related to the early retirement of debt; and (vii) a loss of $55.3 million, or 17 cents per share, related to the cumulative effect of an accounting change.

     The net loss applicable to common stock of $360.7 million in the first nine months of 2001, or $1.07 per diluted share, included: (i) net investment losses (net of related costs, amortization and taxes) of $195.0 million, or 58 cents per share; (ii) a loss of $41.9 million, or 12 cents per share, related to our venture capital investment in TeleCorp; (iii) the gain on the sale of our interest in a riverboat of $122.6 million, or 36 cents per share; (iv) an impairment charge of $250.4 million, or 74 cents per share, related to the Company's interest-only securities and servicing rights; (v) a provision for loss of $38.7 million, or 12 cents per share, related to the Company's guarantee of bank loans to directors, officers and key employees to purchase shares of Conseco common stock; (vi) special charges, amounts related to discontinued lines and other non- recurring items of $137.5 million, or 41 cents per share, as summarized in the notes to the consolidated financial statements; and (vii) an extraordinary charge of $4.0 million, or 1 cent per share, related to the early retirement of debt. The net loss applicable to common stock of $823.5 million in the first nine months of 2000, or $2.52 per diluted share, included:
(i) net investment losses (including related costs, amortization and taxes) of $127.3 million, or 39 cents per share; (ii) a loss of $107.2 million, or 33 cents per share, related to our venture capital investment in TeleCorp; (iii) an impairment charge of $136.8 million, or 42 cents per share, to reduce the value of interest-only securities and servicing rights; (iv) a provision for loss of $72.0 million, or 22 cents per share, related to the Company's guarantee of bank loans to directors, officers and key employees to purchase shares of Conseco common stock; (v) special charges, amounts related to discontinued lines and other non-recurring items of $430.6 million, or $1.32 per share; (vi) an extraordinary charge of $5.0 million, or 1 cent per share, related to the early retirement of debt; and (vii) a loss of $55.3 million, or 17 cents per share, related to the cumulative effect of an accounting change.

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

                         CONSECO, INC. AND SUBSIDIARIES
                              --------------------

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

     Results of operations by segment for the three and nine months ended September 30, 2001 and 2000

     The following tables and narratives summarize our operating results by business segment.

                                                                  Three months ended         Nine months ended
                                                                     September 30,             September 30,
                                                                  ------------------         -----------------
                                                                  2001          2000         2001         2000
                                                                  ----          ----         ----         ----
                                                                              (Dollars in millions)


Operating earnings from continuing operations before
 goodwill amortization and taxes:
     Insurance and fee-based segment operating earnings.......   $ 208.3      $ 220.1      $ 643.1      $ 617.1
     Finance segment operating earnings.......................      72.5         40.0        216.2        103.8
                                                                 -------      -------      -------      -------

     Subtotal.................................................     280.8        260.1        859.3        720.9
                                                                 -------      -------      -------      -------

Holding company activities:
   Corporate expenses, less charges to subsidiaries for
     services provided........................................      (9.3)       (23.9)       (10.1)       (47.0)
   Interest and dividends, net of corporate investment income.    (130.8)      (164.0)      (421.3)      (489.8)
   Allocation of interest and dividends to finance segment....        -          36.3          7.4        116.9
                                                                 -------      -------      -------      -------

     Operating earnings from continuing operations
       before taxes and goodwill amortization.................     140.7        108.5        435.3        301.0

Taxes  .......................................................     (51.8)       (39.9)      (167.6)      (111.3)
                                                                 -------      -------      -------      -------

     Operating earnings from continuing operations before
       goodwill amortization..................................      88.9         68.6        267.7        189.7

Goodwill amortization.........................................     (28.3)       (27.8)       (83.5)       (79.0)
                                                                 -------      -------      -------      -------

     Operating earnings from continuing operations
       applicable to common stock.............................      60.6         40.8        184.2        110.7
                                                                 -------      -------      -------      -------

Non-operating items, net of tax:
   Net realized losses........................................    (113.9)       (42.7)      (195.0)      (127.3)
   Venture capital loss.......................................     (45.2)      (107.6)       (41.9)      (107.2)
   Gain on sale of interest in riverboat......................        -           -          122.6          -
   Impairment charge..........................................    (224.4)      (129.2)      (250.4)      (136.8)
   Provision for losses related to loan guarantees............     (38.7)       (12.7)       (38.7)       (72.0)
   Special charges, discontinued lines and other
     non-recurring items......................................     (49.7)      (177.9)      (137.5)      (430.6)
   Extraordinary gain (loss) on extinguishment of debt .......        .7         (4.9)        (4.0)        (5.0)
   Cumulative effect of accounting change.....................        -         (55.3)         -          (55.3)
                                                                 -------      -------      -------      -------

     Total non-operating items, net of tax....................    (471.2)      (530.3)      (544.9)      (934.2)
                                                                 -------      -------      -------      -------

Net loss applicable to common stock...........................   $(410.6)     $(489.5)     $(360.7)     $(823.5)
                                                                 =======      =======      =======      =======

                         CONSECO, INC. AND SUBSIDIARIES
                              --------------------

Insurance and fee-based operations

                                                                  Three months ended         Nine months ended
                                                                     September 30,             September 30,
                                                                  ------------------         -----------------
                                                                  2001          2000         2001         2000
                                                                  ----          ----         ----         ----
                                                                              (Dollars in millions)
Premiums and asset accumulation product collections:
   Annuities.................................................. $   390.6    $   480.2    $ 1,273.3    $ 1,759.4
   Supplemental health........................................     561.0        531.7      1,744.7      1,692.4
   Life.......................................................     233.0        240.4        712.6        727.6
                                                               ---------    ---------    ---------    ---------

       Collections on insurance products from continuing
          operations..........................................   1,184.6      1,252.3      3,730.6      4,179.4

   Major medical..............................................     168.1        223.5        573.0        697.2
                                                               ---------    ---------    ---------    ---------

       Total collections on insurance products................   1,352.7      1,475.8      4,303.6      4,876.6

   Mutual funds...............................................     124.3        224.0        356.1        656.7
                                                               ---------    ---------    ---------    ---------

       Total premiums and asset accumulation product
         collections.......................................... $ 1,477.0    $ 1,699.8    $ 4,659.7    $ 5,533.3
                                                               =========    =========    =========    =========

Average liabilities for insurance and asset accumulation
  products (excluding discontinued major medical business):
     Annuities:
       Mortality based........................................ $   435.5    $   459.3    $   430.0    $   455.5
       Equity-linked..........................................   2,634.1      2,609.4      2,632.2      2,525.5
       Deposit based..........................................   8,690.2      9,366.5      8,764.3      9,804.1
       Separate accounts and investment trust liabilities.....   2,368.4      2,814.8      2,431.6      2,664.0
       Health.................................................   5,143.3      4,808.4      5,063.8      4,708.7
     Life:
       Interest sensitive.....................................   4,308.8      4,280.6      4,304.8      4,265.3
       Non-interest sensitive.................................   2,706.0      2,664.6      2,679.0      2,699.4
                                                               ---------    ---------    ---------    ---------

         Total average liabilities for insurance and asset
           accumulation products, net of reinsurance ceded.... $26,286.3    $27,003.6    $26,305.7    $27,122.5
                                                               =========    =========    =========    =========

Revenues:
   Insurance policy income....................................     821.6        838.9      2,474.3      2,501.6
   Net investment income:
     General account invested assets..........................     452.4        455.9      1,350.3      1,431.4
     Equity-indexed products based on the change in
       value of the S&P 500 Call Options......................     (28.2)       (30.8)       (84.3)       (84.1)
     Separate account assets..................................     (81.7)        49.7       (145.7)       152.2
   Fee revenue and other income...............................      25.3         35.4         77.6         94.8
                                                               ---------    ---------    ---------    ---------

       Total revenues (a).....................................   1,189.4      1,349.1      3,672.2      4,095.9
                                                               ---------    ---------    ---------    ---------

Expenses:
   Insurance policy benefits..................................     616.0        600.3      1,827.4      1,873.8
   Amounts added to policyholder account balances:
     Annuity products and interest-sensitive life products
       other than those listed below..........................     144.0        152.1        432.2        470.0
     Equity-indexed products based on S&P 500 Index...........        .1         (3.3)         2.2         (2.4)
     Separate account liabilities.............................     (81.7)        49.7       (145.7)       152.2
   Amortization related to operations.........................     152.9        152.3        449.4        452.0
   Interest expense on investment borrowings..................       8.6          3.8         25.3         13.8
   Other operating costs and expenses.........................     141.2        174.1        438.3        519.4
                                                               ---------    ---------    ---------    ---------

       Total benefits and expenses (a)........................     981.1      1,129.0      3,029.1      3,478.8
                                                               ---------    ---------    ---------    ---------

       Operating income before goodwill amortization,
         income taxes and minority interest...................     208.3        220.1        643.1        617.1

Goodwill amortization.........................................     (28.3)       (27.8)       (83.5)       (79.0)
Net investment losses, including related costs and
   amortization...............................................    (175.1)       (65.8)      (299.9)      (196.0)
Special charges and additional amortization...................      (5.2)          -         (53.1)       (25.6)
                                                               ---------    ---------    ---------    ---------

       Income (loss) before income taxes and minority
         interest............................................. $     (.3)   $   126.5    $   206.6    $   316.5
                                                               =========    =========    =========    =========

                                   (continued)

                         CONSECO, INC. AND SUBSIDIARIES
                              --------------------

                         (continued from previous page)


                                                                           Three months ended       Nine months ended
                                                                              September 30,           September 30,
                                                                           ------------------       -----------------
                                                                           2001          2000       2001         2000
                                                                           ----          ----       ----         ----
                                                                                      (Dollars in millions)


Ratios:
   Investment income, net of interest credited on annuities and universal life products and interest expense on investment borrowings, as a percentage of average liabilities for
     insurance and asset accumulation products (b)...................       4.49%         4.49%      4.47%        4.63%
   Operating costs and expenses (excluding amortization of cost of policies produced and cost of policies purchased) as a
     percentage of average liabilities for insurance and asset
     accumulation products...........................................       2.52%         3.00%      2.63%        2.95%

Health loss ratios:
   All health lines:
     Insurance policy benefits.......................................      $438.6        $426.0   $1,324.1     $1,322.4
     Loss ratio......................................................      75.00%        74.30%     75.12%       77.39%

   Medicare Supplement:
     Insurance policy benefits.......................................      $159.2        $163.1   $  488.9     $  514.2
     Loss ratio......................................................      65.87%        68.98%     67.00%       72.71%

   Long-Term Care:
     Insurance policy benefits.......................................      $195.5        $178.2   $  571.9     $  521.7
     Loss ratio......................................................      88.73%        85.90%     86.97%       85.42%
     Interest-adjusted loss ratio....................................      69.53%        68.38%     66.90%       69.36%

   Specified Disease:
     Insurance policy benefits.......................................      $ 59.1        $ 53.6   $  186.3     $  195.5
     Loss ratio......................................................      64.29%        57.55%     66.90%       69.91%

   Other:
     Insurance policy benefits.......................................      $ 24.8        $ 31.1   $   77.0     $   91.0
     Loss ratio......................................................      80.39%        85.54%     79.47%       81.78%

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

     Collections on insurance products from continuing operations were $1.2 billion in the third quarter of 2001, down 5.4 percent from 2000. Collections on insurance products from continuing operations were $3.7 billion in the first nine months of 2001, down 11 percent from 2000. Sales of our equity-indexed and variable annuity products were adversely affected by the recent performance of the stock market. See "Premium and Asset Accumulation Product Collections" for further analysis.

                         CONSECO, INC. AND SUBSIDIARIES
                              --------------------

     Average liabilities for insurance and asset accumulation products, net of reinsurance receivables, were $26.3 billion in the third quarter of 2001, down
2.7 percent from 2000. Average liabilities for insurance and asset accumulation products, net of reinsurance receivables, were $26.3 billion in the first nine months of 2001, down 3.0 percent from 2000.

     Insurance policy income is comprised of: (i) premiums earned on policies which provide mortality or morbidity coverage; and (ii) fees and other charges made against other policies. See "Premium and Asset Accumulation Product Collections" for further analysis.

     Net investment income on general account invested assets (which excludes income on separate account assets related to variable annuities; and the income
(loss), cost and change in the fair value of S&P 500 Call Options related to equity- indexed products) was $452.4 million in the third quarter of 2001, down
 .8 percent from the same period in 2000 and was $1,350.3 million in the first nine months of 2001, down 5.7 percent from 2000. The average balance of general account invested assets in the third quarter of 2001 increased 1.9 percent to $25.7 billion compared to the same period in 2000. The yield on these assets was
7.1 percent in 2001 and 7.2 percent in 2000. The average balance of general account invested assets decreased by 1.5 percent in the first nine months of 2001 to $25.3 billion compared to the same period in 2000. The yield on these assets decreased by .3 percentage points to 7.4 percent during the first nine months of 2001. The decrease reflects general decreases in investment interest rates between periods.

     Net investment income related to equity-indexed products based on the change in value of the S&P 500 Call Options represents the change in the estimated fair value of our S&P 500 Index Call Options which are purchased in an effort to cover certain benefits accruing to the policyholders of our equity-indexed products. Our equity-indexed products are designed so that the investment income spread earned on the related insurance liabilities should be more than adequate to cover the cost of the S&P 500 Call Options and other costs related to these policies. Option costs that are attributable to benefits provided were $28.2 million and $32.6 million in the third quarters of 2001 and 2000, respectively; and $89.7 million and $92.5 million in the first nine months of 2001 and 2000, respectively. These costs are netted in the investment income amounts. Net investment income related to equity-indexed products before this expense was nil and $1.8 million in the third quarters of 2001 and 2000, respectively; and $5.4 million and $8.4 million in the first nine months of 2001 and 2000, respectively. Such amounts were substantially offset by the corresponding charge (credit) to amounts added to policyholder account balances for equity-indexed products of $.1 million and $(3.3) million in the third quarters of 2001 and 2000, respectively; and $2.2 million and $(2.4) million in the first nine months of 2001 and 2000, respectively. Such income and related charge fluctuated based on the policyholder account balance subject to this benefit and to the performance of the S&P 500 Index to which the returns on such products are linked.

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

     Insurance policy benefits fluctuated in the 2001 periods as a result of the factors summarized in the explanations for loss ratios related to specific products which follow and an increase in death claims associated with the events of September 11, 2001. Loss ratios are calculated by taking the related insurance product's: (i) policy benefits; divided by (ii) policy income.

     The loss ratio for Medicare supplement products in the 2001 periods was stable and on plan. The loss ratio in the 2001 periods improved primarily because of favorable development of the 2000 year end reserve and lower than expected claim costs resulting from new government regulations related to amounts due on hospital outpatient claims. Governmental regulations generally require us to attain and maintain a loss ratio, after three years, of not less than 65 percent.

     The loss ratios for long-term care products in 2001 and 2000 was on plan. The increase in the loss ratios reflect the effects of the asset accumulation phase of these products. The net cash flows from our long-term care products generally result in the accumulation of amounts in the early years of a policy (accounted for as reserve increases) which will be paid out as benefits in later policy years (accounted for as reserve decreases). Accordingly, during the asset accumulation phase

                         CONSECO, INC. AND SUBSIDIARIES
                              --------------------

of these policies, the loss ratio will increase, but the increase in the change in reserve will be partially offset by investment income earned on the assets which have accumulated. The interest-adjusted loss ratio for long-term care products is calculated by taking the insurance product's: (i) policy benefits less interest income on the accumulated assets which back the insurance liabilities; divided by (ii) policy income. In order to improve the profitability of the long-term care product line, we are currently selling products with higher margins, and we have continued to apply for appropriate rate increases on older blocks of business.

     The loss ratio for our specified disease policies increased in the third quarter of 2001 due to unfavorable claims experience. Our general expectation is for this loss ratio to be approximately 65 percent. The loss ratio for the first nine months of 2000 reflected refinements we made to the reserve estimation process and changes in estimates of year end claim liabilities.

     The loss ratios on our other products will fluctuate due to the smaller size of these blocks of business. While we have seen worse than expected experience, the loss ratios on this business over longer periods of time have generally been within our expectations.

     In the third quarter of 2001, Conseco recorded estimated losses totaling $5 million for claims associated with the events of September 11, 2001. The estimate is based on various assumptions that are subject to change. However, we believe that future developments regarding claims associated with the events of September 11, 2001, will not materially affect the Company's consolidated financial position.

     Amounts added to policyholder account balances for annuity products decreased by 5.3 percent in the third quarter of 2001 to $144.0 million and by
8.0 percent in the first nine months of 2001 to $432.2 million, as compared to the same periods in the prior year. These decreases are primarily due to a smaller block of this type of annuity business in force, on the average, in the 2001 periods. The weighted average crediting rates for these annuity liabilities were 4.5 percent for both the first nine months of 2001 and 2000, respectively.

     Amounts added to equity-indexed products and separate account liabilities correspond to the related investment income accounts described above.

     Amortization related to operations includes amortization of: (i) the cost of policies produced; and (ii) the cost of policies purchased. Amortization generally fluctuates in relationship to the total account balances subject to amortization.

     Interest expense on investment borrowings increased along with our investment borrowing activities. Average investment borrowings were $608.7 million during the first nine months of 2001 compared to $345.8 million during the same period of 2000. The weighted average interest rates on such borrowings were 5.5 percent and 5.3 percent during the first nine months of 2001 and 2000, respectively.

     Other operating costs and expenses decreased in 2001 consistent with our cost cutting programs and the current business plans for the segment. The decreased expenses are reflected in the improved ratio of operating expenses (excluding amortization of cost of policies produced and cost of policies purchased) as a percentage of average liabilities for insurance and asset accumulation products (2.52 percent and 2.63 percent for the three and nine months ended September 30, 2001, compared to 3.00 percent and 2.95 percent for the three and nine months ended September 30, 2000, respectively).

     Net investment gains (losses), including related costs and amortization fluctuate from period to period. During the first nine months of 2001, we recognized net investment losses of $333.7 million, compared to $227.9 million during the comparable period of 2000. The net investment losses during the first nine months of 2001 included: (i) $107.1 million to recognize the impact of higher default rate assumptions on certain structured investments; (ii) $62.4 million to recognize losses on investments held in our private equity portfolio;
(iii) $110.3 million to write down lower-rated securities to fair value due to an other-than-temporary decline in fair value or the Company's plan to sell the securities in connection with investment restructuring activities; and (iv) $53.9 million of losses from the sales of investments (primarily fixed maturities) which generated proceeds of $15.2 billion. During the comparable period of 2000, we recorded $88.9 million of writedowns; $79.8 million of losses from the sales of investments; and a $59.2 million loss related to the termination of certain swap agreements.

                         CONSECO, INC. AND SUBSIDIARIES
                              --------------------


     When we sell securities at a gain (loss) and reinvest the proceeds at a different yield, we increase (reduce) the amortization of cost of policies purchased and cost of policies produced in order to reflect the change in future yields. Sales of fixed maturity investments resulted in a reduction in the amortization of the cost of policies purchased and the cost of policies produced of $5.0 million and $8.6 million in the third quarters of 2001 and 2000, respectively, and $33.8 million and $31.9 million in the first nine months of 2001 and 2000, respectively.

     Special charges in the three and nine months ended September 30, 2001, were $5.2 million and $18.1 million, respectively. Such charges primarily relate to severance benefits and costs incurred in conjunction with the transfer of certain customer service and backroom operations to our India subsidiary. These charges are described in greater detail in the note to the accompanying consolidated financial statements entitled "Special Charges".

     Additional amortization in the insurance segment represents the amortization of the cost of policies produced and cost of policies purchased as a result of changes in our assumptions used to estimate the future gross profits of our annuity business. The cost of policies produced and the cost of policies purchased are amortized in relation to the estimated gross profits to be earned over the life of our annuity products. As a result of economic developments, actual experience of our products and changes in our expectations, we changed our investment yield assumptions used in calculating the estimated gross profits to be earned on our annuity products. Such changes resulted in additional amortization of the cost of policies produced and cost of policies purchased of $35.0 million and $25.6 million in the first nine months of 2001 and 2000, respectively (none of which was recognized in the third quarters of 2001 or 2000).

                         CONSECO, INC. AND SUBSIDIARIES
                              --------------------

Finance operations


                                                                  Three months ended         Nine months ended
                                                                     September 30,             September 30,
                                                                  ------------------         -----------------
                                                                  2001          2000         2001         2000
                                                                  ----          ----         ----         ----
                                                                              (Dollars in millions)

Contract originations:
   Manufactured housing....................................... $   707.1    $ 1,107.5    $ 1,869.4    $ 3,769.9
   Mortgage services..........................................     932.4        933.6      2,208.7      3,948.9
   Retail credit..............................................     937.6        652.3      2,745.7      1,930.8
   Consumer finance - closed-end..............................        -         166.6          -          526.3
   Floorplan..................................................     540.9        933.1      1,565.0      3,312.3
   Discontinued...............................................      10.1        125.3         76.8        859.6
                                                               ---------    ---------    ---------    ---------

     Total.................................................... $ 3,128.1    $ 3,918.4    $ 8,465.6    $14,347.8
                                                               =========    =========    =========    =========

Sales of finance receivables:
   Manufactured housing....................................... $     3.1    $     2.9    $     3.1    $   600.7
   Mortgage services..........................................      91.6         32.8        756.4        856.8
   Discontinued lines.........................................        -         166.0        802.3        575.0
                                                               ---------    ---------    ---------    ---------

     Total.................................................... $    94.7    $   201.7    $ 1,561.8    $ 2,032.5
                                                               =========    =========    =========    =========

Managed receivables (average):
   Manufactured housing....................................... $25,890.3    $26,153.4    $26,053.5    $25,509.3
   Mortgage services..........................................  12,298.4     13,720.3     12,702.4     13,197.2
   Retail credit..............................................   2,508.2      1,670.2      2,125.3      1,449.9
   Consumer finance - closed-end..............................   1,643.4      2,161.2      1,802.4      2,202.1
   Floorplan..................................................   1,059.2      2,018.0      1,244.2      2,209.1
   Discontinued lines.........................................     558.8      2,552.3        722.2      2,937.1
                                                               ---------    ---------    ---------    ---------

     Total.................................................... $43,958.3    $48,275.4    $44,650.0    $47,504.7
                                                               =========    =========    =========    =========

Revenues:
   Net investment income:
     Finance receivables and other............................ $   575.8    $   528.5    $ 1,680.9    $ 1,361.7
     Interest-only securities.................................      15.3         28.9         47.0         85.0
   Gain on sales of finance receivables.......................       6.0          1.9         21.6          4.5
   Fee revenue and other income...............................      84.5         86.5        264.4        280.6
                                                               ---------    ---------    ---------    ---------

     Total revenues...........................................     681.6        645.8      2,013.9      1,731.8
                                                               ---------    ---------    ---------    ---------

Expenses:
   Provision for losses.......................................     141.0         91.3        380.7        234.0
   Finance interest expense...................................     308.6        335.1        936.8        806.5
   Other operating costs and expenses.........................     159.5        179.4        480.2        587.5
                                                               ---------    ---------    ---------    ---------

     Total expenses...........................................     609.1        605.8      1,797.7      1,628.0
                                                               ---------    ---------    ---------    ---------

     Operating income before special charges, impairment
       charges and income taxes...............................      72.5         40.0        216.2        103.8

Special charges...............................................        .5        226.6         16.7        290.0
Impairment charges............................................     345.2        205.0        386.9        217.1
                                                               ---------    ---------    ---------    ---------

     Loss before income taxes................................. $  (273.2)   $  (391.6)   $  (187.4)   $  (403.3)
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

     After September 8, 1999, we no longer structure our securitizations in a manner that results in recording a sale of the loans. Instead, new securitization transactions are being structured to include provisions that entitle the Company to repurchase assets transferred to the special purpose entity when the aggregate unpaid principal balance reaches a specified level. Until these assets are repurchased, however, the assets are the property of the special purpose entity and are not available to satisfy the claims of creditors of the Company. Pursuant to SFAS 140, such securitization transactions are accounted for as secured borrowings whereby the loans and securitization debt remain on the balance sheet, rather than as sales.

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

     Loan originations in the third quarter of 2001 were $3.1 billion, down 20 percent from 2000. Loan originations in the first nine months of 2001 were $8.5 billion, down 41 percent from 2000. The primary reason for the decrease was our decision to no longer originate certain lines and to manage our growth consistent with our business plan. The significant decrease in new loan originations allowed the finance segment to enhance net interest margins, to reduce the amount of cash required for new loan originations, and to transfer cash to the parent company.

     Sales of finance receivables in 2001 represent the sale of $1.6 billion of finance receivables, on which we recognized a gain of $21.6 million. These sales are further explained below under "Gain on sale of finance receivables".

     Managed receivables include finance receivables recorded on our consolidated balance sheet and those managed by us but applicable to holders of asset-backed securities sold in securitizations structured in a manner that resulted in gain-on-sale revenue. Average managed receivables decreased to $44.0 billion in the third quarter of 2001, down 8.9 percent from 2000, and to $44.7 billion in the first nine months of 2001, down 6.0 percent from the same period in 2000.

     Net investment income on finance receivables and other consists of: (i) interest earned on finance receivables; and (ii) interest income on short-term and other investments. Such income increased by 8.9 percent, to $575.8 million, in the third quarter of 2001, and by 23 percent, to $1,680.9 million, in the first nine months of 2001, as compared to the same periods in 2000. Such increases are consistent with the increase in average on-balance sheet finance receivables. The weighted average yields earned on finance receivables and other investments were 11.9 percent and 12.0 percent during the third quarters of 2001 and 2000, respectively, and such weighted average yields were 12.2 percent and
12.2 percent during the first nine months of 2001 and 2000, respectively. As a result of the change in the structure of our securitizations, future interest earned on finance receivables should increase as our average on-balance sheet finance receivables increase.

                         CONSECO, INC. AND SUBSIDIARIES
                              --------------------

     Net investment income on interest-only securities is the accretion recognized on the interest-only securities we retain after we sell finance receivables. Such income decreased by 47 percent, to $15.3 million, in the third quarter of 2001 and by 45 percent, to $47.0 million in the first nine months of 2001, as compared to the same periods in 2000. The decrease is consistent with the change in the average balance of interest-only securities. The weighted average yields earned on interest-only securities were 13.8 percent and 13.1 percent during the first nine months of 2001 and 2000, respectively. As a result of the change in the structure of our securitizations, our securitizations are accounted for as secured borrowings and we do not recognize gain-on-sale revenue or additions to interest-only securities from such transactions. Accordingly, future investment income accreted on the interest-only security will decrease, as cash remittances from the prior gain-on-sale securitizations reduce the interest-only security balances. In addition, the balance of the interest-only securities was reduced by $504.3 million during 2000 (of which $273.4 million was incurred in the first nine months of 2000) and by $264.8 million during 2001 due to impairment charges. Impairment charges are further explained below.

     Gain on sales of finance receivables resulted from the sale of $1.6 billion of finance receivables. The $1.6 billion of receivables sold included: (i) our $802.3 million vendor services loan portfolio (which was marked-to-market in the fourth quarter of 2000 and no additional gain or loss was recognized in the first nine months of 2001); (ii) $568.4 million of high- loan-to-value mortgage loans; and (iii) $191.1 million of other loans. These sales resulted in net gains of $6.0 million and $21.6 million in the three and nine months ended September 30, 2001, respectively.

     The Company entered into a servicing agreement on the high-loan-to-value mortgage loans sold. Pursuant to the servicing agreement, the servicing fees payable to the Company are senior to all other payments of the trust which purchased the loans. The Company also holds a residual interest in certain other cash flows of the trust. In the future, the Company will sell this interest, if it can be sold at a reasonable price. The Company did not provide any guarantees with respect to the performance of the loans sold.

     We expect to continue to utilize the Company's infrastructure to originate certain types of finance receivables for sale to other parties, when such sales can be completed profitably.

     Gain on sales of finance receivables totaled $1.9 million and $4.5 million during the three and nine months ended September 30, 2000, respectively, excluding the gain realized on the sale of our bankcard portfolio (a discontinued line) which is included in special charges.

     Fee revenue and other income includes servicing income, commissions earned on insurance policies written in conjunction with financing transactions and other income from late fees. Such income decreased by 2.3 percent, to $84.5 million, in the third quarter of 2001 and by 5.8 percent, to $264.4 million, in the first nine months of 2001, as compared to the same periods in 2000. Such decreases are primarily due to decreases in commission income as a result of reduced origination activities. In addition, as a result of the change in the structure of our securitizations, we no longer record an asset for servicing rights at the time of our securitizations, nor do we record servicing fee revenue; instead, the entire amount of interest income is recorded as investment income. The amount of servicing income was $32.6 million and $30.5 million in the third quarters of 2001 and 2000, respectively, and $89.0 million and $85.8 million in the first nine months of 2001 and 2000, respectively. However, we expect servicing income to decline in future periods.

     Provision for losses related to finance operations increased by 54 percent, to $141.0 million, in the third quarter of 2001, and by 63 percent, to $380.7 million in the first nine months of 2001, as compared to the same periods in 2000. The increase is principally due to the increase in loans held on our balance sheet and an increase in delinquencies. Under the portfolio method (which is used for securitizations structured as collateralized borrowings), we recognize the credit losses on the loans on our balance sheet as the losses are incurred.

     Finance interest expense decreased by 7.9 percent, to $308.6 million, in the third quarter of 2001, and increased by 16 percent, to $936.8 million in the first nine months of 2001, as compared to the same periods in 2000. Such fluctuations were the net result of: (i) increased borrowings to fund the increased finance receivables; and (ii) lower average borrowing rates. Our average borrowing rate decreased to 6.9 percent in the third quarter of 2001 from 7.9 percent in the third quarter of 2000. Our average borrowing rate during the first nine months of 2001 was 7.2 percent compared to 7.6 percent during the first nine months of 2000. The decrease in average borrowing rates in the 2001 periods as compared to the same periods in 2000 is primarily due to the decrease in the general interest rate environment between periods.

                         CONSECO, INC. AND SUBSIDIARIES
                              --------------------

     Other operating costs and expenses include the costs associated with servicing our managed receivables, and non- deferrable costs related to originating new loans. Such expenses decreased by 11 percent, to $159.5 million, in the third quarter of 2001, and by 18 percent, to $480.2 million, in the first nine months of 2001, as compared to the same periods in 2000. Such costs have decreased as we began to realize the cost savings from the previously announced restructuring of Conseco Finance.

     Special charges in the finance segment for the 2001 periods include: (i) the loss related to the sale of certain finance receivables of $11.2 million; and (ii) severance benefits and other restructuring charges of $5.5 million ($.5 million of which was recognized in the third quarter of 2001). Special charges recorded in the third quarter of 2000 include: (i) the $103.3 million adjustment to the value of finance receivables identified for sale; (ii) the $53.0 million loss on the sale of asset-based loans; (iii) $29.5 million of costs related to closing offices and streamlining businesses; (iv) $35.8 million related to the abandonment of computer processing systems; and (v) other items totaling $5.0 million. In addition, during the first nine months of 2000, special charges included: (i) the $25.0 million transaction fee paid to Lehman in conjunction with the previously described sale of $1.3 billion of finance receivables; (ii) the issuance of a warrant valued at $48.1 million related to the modification of the Lehman master repurchase financing facilities; and (iii) the $9.7 million gain realized on the sale of our bankcard portfolio and other items. These charges are described in greater detail in the note to the accompanying financial statements entitled "Special Charges".

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

     We recognized an impairment charge of $264.8 million in the first nine months of 2001, of which $217.0 million was recorded in the three months ended September 30, 2001. During the third quarter of 2001, our interest-only securities did not perform as well as anticipated. In addition, our expectations regarding future economic conditions changed. Accordingly, we increased our default and severity assumptions related to the performance of the underlying loans to be consistent with our expectations. We also recognized a $122.1 million increase in the valuation allowance related to our servicing rights as a result of the changes in assumptions. We recognized an impairment charge of $205.0 million and $217.1 million in the three and nine months ended September 30, 2000, respectively.

                         CONSECO, INC. AND SUBSIDIARIES
                              --------------------

     The credit quality of managed finance receivables was as follows:

                                                                              September 30,    December 31,
                                                                                  2001             2000
                                                                                  ----             ----

60-days-and-over delinquencies as a percentage of managed finance receivables at period end:
     Manufactured housing....................................................   2.27%             2.20%
     Mortgage services (a)...................................................   1.14               .93
     Retail credit...........................................................   2.34              3.04
     Consumer finance - closed-end...........................................    .78               .67
     Floorplan...............................................................    .52               .31
     Discontinued lines......................................................   3.66              1.70
       Total.................................................................   1.89%             1.76%

Net credit losses incurred during the last twelve months as a percentage of average managed finance receivables during the period:
     Manufactured housing....................................................   2.07%             1.61%
     Mortgage services.......................................................   1.78              1.17
     Retail credit...........................................................   7.76              5.30
     Consumer finance - closed-end...........................................   2.31              2.02
     Floorplan...............................................................    .71               .31
     Discontinued lines......................................................   6.10              5.34
       Total.................................................................   2.32%             1.79%

Repossessed collateral inventory as a percentage of managed finance receivables at period end (b):
     Manufactured housing....................................................   2.30%             1.73%
     Mortgage services (c)...................................................   3.73              2.97
     Retail credit...........................................................    .07               -
     Consumer finance - closed-end...........................................    .84               .96
     Floorplan...............................................................    .44               .44
     Discontinued lines......................................................   5.02              5.39
       Total.................................................................   2.50%             2.08%

--------------------
(a)  60-days-and-over delinquencies exclude loans in foreclosure.
(b) Ratio of: (1) outstanding loan principal balance related to the repossessed inventory (before writedown) to: (2) total receivables.
(c)  Repossessed collateral inventory includes loans in foreclosure.


                         CONSECO, INC. AND SUBSIDIARIES
                              --------------------

   The credit quality of on-balance sheet finance receivables was as follows:


                                                                              September 30,    December 31,
                                                                                  2001             2000
                                                                                  ----             ----

60-days-and-over delinquencies as a percentage of managed finance receivables at period end:
     Manufactured housing....................................................   2.65%             2.08%
     Mortgage services (a)...................................................    .90               .75
     Retail credit...........................................................   2.34              3.04
     Consumer finance - closed-end...........................................    .88               .61
     Floorplan...............................................................    .52               .31
     Discontinued lines......................................................   2.84              2.09
       Total.................................................................   1.82%             1.48%

Net credit losses incurred during the last twelve months as a percentage of average on-balance sheet finance receivables during the period:
     Manufactured housing....................................................   1.86%              .88%
     Mortgage services.......................................................   1.32               .55
     Retail credit...........................................................   7.76              5.47
     Consumer finance - closed-end...........................................   1.79               .99
     Floorplan...............................................................    .71               .18
     Discontinued lines......................................................   5.21              5.39
       Total.................................................................   2.39%             1.69%

Repossessed collateral inventory as a percentage of on-balance sheet finance receivables at period end (b) (c):
     Manufactured housing....................................................   2.26%             1.18%
     Mortgage services (d)...................................................   3.14              1.28
     Retail credit...........................................................    .07               -
     Consumer finance - closed-end...........................................    .88               .76
     Floorplan...............................................................    .44               .44
     Discontinued lines......................................................   3.82              5.65
       Total.................................................................   2.16%             1.35%

--------------------
(a)  60-days-and-over delinquencies exclude loans in foreclosure.
(b) Ratio of: (1) outstanding loan principal balance related to the repossessed inventory (before writedown) to: (2) total receivables.
(c) Although the ratio is calculated using the outstanding loan principal balance related to the repossessed inventory, the repossessed inventory is written down to net realizable value at the time of repossession or completed foreclosure.
(d)  Repossessed collateral inventory includes loans in foreclosure.

                         CONSECO, INC. AND SUBSIDIARIES
                              --------------------

Corporate operations

                                                                  Three months ended         Nine months ended
                                                                     September 30,             September 30,
                                                                  ------------------         -----------------
                                                                  2001          2000         2001         2000
                                                                  ----          ----         ----         ----
                                                                              (Dollars in millions)

Corporate operations:
   Interest expense on corporate debt, net of investment
     income on cash and cash equivalents......................   $ (87.5)     $(114.9)    $(286.7)     $(331.1)
   Allocation of interest expense to the finance segment......       4.6         43.7        23.5        136.4
   Investment income..........................................        -           7.7         4.4         23.7
   Other items................................................      (9.2)       (31.7)      (14.5)       (70.7)
                                                                 -------      -------     -------      -------

       Operating loss before non-operating items, income
         taxes, minority and extraordinary charge.............     (92.1)       (95.2)     (273.3)      (241.7)

   Provision for losses and expense related to stock purchase
     plan.....................................................     (59.6)       (19.5)      (59.6)      (111.5)
   Venture capital loss related to investment in
     TeleCorp, net of related expenses........................     (69.6)      (165.5)      (64.5)      (164.9)
   Discontinued major medical business and other..............     (24.4)          .4       (53.0)        38.4
   Gain on sale of interest in riverboat......................        -            -        192.4           -
   Special charges and additional amortization................     (46.4)       (26.7)     (113.1)      (290.5)
                                                                 -------      -------     -------      -------

       Loss before income taxes and minority interest.........   $(292.1)     $(306.5)    $(371.1)     $(770.2)
                                                                 =======      =======     =======      =======


     Interest expense on corporate debt, net of investment income on cash and cash equivalents decreased as a result of the repayment of debt. Amounts allocated to the finance segment have decreased as Conseco Finance has repaid debt owed to the parent and as a result of the conversion of $750 million of an intercompany note to preferred stock in 2000. The average debt outstanding was $4.6 billion and $5.4 billion in the first nine months of 2001 and 2000, respectively. The average interest rate on such debt was 8.3 percent and 8.1 percent in the first nine months of 2001 and 2000, respectively. In addition, the margin to LIBOR on our bank credit facilities increased when we renegotiated that debt in 2000.

     Investment income includes the income from our investment in a riverboat casino (prior to its sale) and miscellaneous other income.

     Other items include general corporate expenses, net of amounts charged to subsidiaries for services provided by the corporate operations.

     Provision for losses and expense related to stock purchase plan represents the noncash provision we established in connection with: (i) our guarantees of bank loans to approximately 160 directors, officers and key employees and our related loans for interest; and (ii) the liability related to the pay for performance benefits. The funds from the bank loans were used by the participants to purchase approximately 18.3 million shares of Conseco common stock. In the nine months ended September 30, 2001, we established a provision of $59.6 million (all of which was established in the third quarter of 2001). In the three and nine months ended September 30, 2000, we established provisions of $19.5 million and $111.5 million, respectively, in connection with these guarantees and loans. At September 30, 2001, the reserve for losses on the loan guarantees and the liability related to the pay for performance benefits totaled $310.0 million.

     Venture capital income (loss) relates to our investment in TeleCorp, a company in the wireless communication business. Our investment in TeleCorp is carried at estimated fair value, with changes in fair value recognized as investment income. The market values of TeleCorp and many other companies in this sector have been subject to volatility in recent periods. In October 2001, AWE announced it would acquire TeleCorp. This transaction is described in greater detail in the note to the accompanying financial statements entitled "Venture Capital Investment in TeleCorp PCS, Inc".

                         CONSECO, INC. AND SUBSIDIARIES
                              --------------------

     The discontinued major medical business includes individual and group major medical health insurance products. These lines of business had losses of $24.4 million and $53.0 million in the third quarter of 2001 and the first nine months of 2001, respectively, compared to losses of $13.2 million and $43.9 million, respectively, in the same periods of 2000. Other non-recurring items for the third quarter of 2000 and the first nine months of 2000 included certain revenue items not expected to reoccur in future periods.

     Gain on sale of interest in riverboat represents the gain recognized as a result of our sale of our 29 percent ownership interest in the riverboat casino in Lawrenceberg, Indiana, for $260 million.

     Special charges in corporate operations for 2001 include: (i) severance benefits of $1.0 million; (ii) amounts related to office closings and the sale of artwork totaling $6.8 million; (iii) amounts related to disputed reinsurance balances totaling $8.5 million; and (iv) other items totaling $19.4 million ($9.0 million of which was recognized in the third quarter of 2001). Special charges in 2000 include: (i) advisory and professional fees related to debt restructuring of $7.2 million; (ii) a portion of the loss on the sale of asset-backed loans (excluding loss related to loans held by the finance segment) of $15.2 million; (iii) advisory fees paid to investment banks of $44.0 million;
(iv) the loss related to our exit from the subprime automobile business of $71.6 million; (v) the amount paid to terminated executive pursuant to his employment agreement of $72.5 million; (vi) the amount paid to newly hired Chief Executive Officer of $45.0 million; (vii) the value of warrants issued to release newly hired Chief Executive Officer from a noncompete provision of a prior agreement of $21.0 million; and (viii) other charges of $14.0 million. These charges are described in greater detail in the note to the accompanying consolidated financial statements entitled "Special Charges".

     Additional amortization in the corporate operations represents unrecoverable cost of policies produced and cost of policies purchased related to the major medical business we are not renewing. The additional amortization recognized in the three and nine months ended September 30, 2001, was $37.4 million and $77.4 million, respectively.

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

     Marketing companies, agents who market insurance products, school districts, financial institutions and policyholders use the financial strength ratings assigned to an insurer by independent rating agencies as one factor in determining which insurer's products to market or purchase. During 2000, rating agencies lowered their financial strength ratings of our insurance companies, and many were placed on review as the agencies analyzed the impact of the events which occurred during 2000. Such rating actions adversely affected the marketing and persistency of our insurance products and other asset accumulation products. On November 7, 2000, A.M. Best upgraded the financial strength ratings of our principal life insurance subsidiaries to A- (Excellent) from B++ (Very Good). On October 3, 2001, A.M. Best placed the Company's primary insurance subsidiaries under review with negative implications following our announcement regarding charges to be taken in the third quarter of 2001. We are not able to predict whether the Company's principal insurance subsidiaries will maintain their current A- ratings or the extent to which additional ratings actions will affect the marketing and persistency of our products.

                         CONSECO, INC. AND SUBSIDIARIES
                              --------------------

     Total premiums and accumulation product collections were as follows:


                                                                  Three months ended         Nine months ended
                                                                     September 30,             September 30,
                                                                  ------------------         -----------------
                                                                  2001          2000         2001         2000
                                                                  ----          ----         ----         ----
                                                                              (Dollars in millions)

Premiums collected by our insurance subsidiaries:
   Annuities:
     Equity-indexed (first-year)..............................  $   88.2     $  108.6     $  264.4     $  503.1
     Equity-indexed (renewal).................................       5.9          5.8         27.1         34.7
                                                                ---------    --------     --------     --------
       Subtotal - equity-indexed annuities....................      94.1        114.4        291.5        537.8
                                                                --------     --------     --------     --------
     Other fixed (first-year).................................     209.3        163.9        640.5        469.5
     Other fixed (renewal)....................................       8.5         12.4         29.3         47.2
                                                                --------     --------     --------     --------
       Subtotal - other fixed annuities.......................     217.8        176.3        669.8        516.7
                                                                --------     --------     --------     --------
     Variable (first-year)....................................      58.4        162.1        239.9        605.9
     Variable (renewal).......................................      20.3         27.4         72.1         99.0
                                                                --------     --------     --------     --------
       Subtotal - variable annuities..........................      78.7        189.5        312.0        704.9
                                                                --------     --------     --------     --------

       Total annuities........................................     390.6        480.2      1,273.3      1,759.4
                                                                --------     --------     --------     --------

   Supplemental health:
     Medicare supplement (first-year).........................      30.5         23.4         83.9         75.9
     Medicare supplement (renewal)............................     202.1        194.1        640.6        614.0
                                                                --------     --------     --------     --------
       Subtotal - Medicare supplement.........................     232.6        217.5        724.5        689.9
                                                                --------     --------     --------     --------
     Long-term care (first-year)..............................      25.9         28.6         79.6         91.0
     Long-term care (renewal).................................     192.0        174.8        582.0        538.4
                                                                --------     --------     --------     --------
       Subtotal - long-term care..............................     217.9        203.4        661.6        629.4
                                                                --------     --------     --------     --------
     Specified disease (first-year)...........................      10.2          9.2         31.2         28.8
     Specified disease (renewal)..............................      79.4         77.5        246.3        249.6
                                                                --------     --------     --------     --------
       Subtotal - specified disease...........................      89.6         86.7        277.5        278.4
                                                                --------     --------     --------     --------
     Other health (first-year)................................       2.6          7.6          8.5         26.1
     Other health (renewal)...................................      18.3         16.5         72.6         68.6
                                                                --------     --------     --------     --------
       Subtotal - other health................................      20.9         24.1         81.1         94.7
                                                                --------     --------     --------     --------

       Total supplemental health..............................     561.0        531.7      1,744.7      1,692.4
                                                                --------     --------     --------     --------

   Life insurance:
     First-year...............................................      49.9         47.9        145.9        155.2
     Renewal..................................................     183.1        192.5        566.7        572.4
                                                                --------     --------     --------     --------

       Total life insurance...................................     233.0        240.4        712.6        727.6
                                                                --------     --------     --------     --------

       Collections on insurance products from continuing
         operations...........................................   1,184.6      1,252.3      3,730.6      4,179.4
                                                                --------     --------     --------     --------

   Individual and group major medical:
     Individual (first-year)..................................      25.0         44.3         96.3        117.5
     Individual (renewal).....................................      66.8         62.1        196.7        184.1
                                                                --------     --------     --------     --------
       Subtotal - individual..................................      91.8        106.4        293.0        301.6
                                                                --------     --------     --------     --------
     Group (first-year).......................................       1.1         14.6         14.4         53.3
     Group (renewal)..........................................      75.2        102.5        265.6        342.3
                                                                --------     --------     --------     --------
       Subtotal - group.......................................      76.3        117.1        280.0        395.6
                                                                --------     --------     --------     --------

       Total major medical....................................     168.1        223.5        573.0        697.2
                                                                --------     --------     --------     --------

     Total first-year premium collections on insurance
       products...............................................     501.1        610.2      1,604.6      2,126.3
     Total renewal premium collections on insurance
       products...............................................     851.6        865.6      2,699.0      2,750.3
                                                                --------     --------     --------     --------

       Total collections on insurance products................  $1,352.7     $1,475.8     $4,303.6     $4,876.6
                                                                ========     ========     ========     ========

Mutual funds (excludes variable annuities)....................  $  124.3     $  224.0     $  356.1     $  656.7
                                                                ========     ========     ========     ========

                         CONSECO, INC. AND SUBSIDIARIES
                              --------------------

     Annuities include equity-indexed annuities, other fixed annuities and variable annuities sold through both career agents and professional independent producers.

     We introduced our first equity-indexed annuity product in 1996. The accumulation value of these annuities is credited with interest at an annual guaranteed minimum rate of 3 percent (or, including the effect of applicable sales loads, a 1.7 percent compound average interest rate over the term of the contracts). These annuities provide for potentially higher returns based on a percentage of the change in the S&P 500 Index during each year of their term. We purchase S&P 500 Call Options in an effort to hedge increases to policyholder benefits resulting from increases in the S&P 500 Index. Total collected premiums for this product were $94.1 million in the third quarter of 2001 compared with $114.4 million in the third quarter of 2000 and were $291.5 million in the first nine months of 2001 compared with $537.8 million in the first nine months of 2000. The decrease can be attributed to the general stock market performance, amplified by the events of September 11, which has made other investment products more attractive.

     Other fixed rate annuity products include single-premium deferred annuities ("SPDAs"), flexible-premium deferred annuities ("FPDAs") and single-premium immediate annuities ("SPIAs"), which are credited with a declared rate. The demand for traditional fixed-rate annuity contracts increased in 2001 as such products became more attractive than equity- indexed or variable annuity products. SPDA and FPDA policies typically have an interest rate that is guaranteed for the first policy year, after which we have the discretionary ability to change the crediting rate to any rate not below a guaranteed rate. The interest rate credited on SPIAs is based on market conditions existing when a policy is issued and remains unchanged over the life of the SPIA. Annuity premiums on these products increased by 24 percent, to $217.8 million, in the third quarter of 2001 and by 30 percent, to $669.8 million, in the first nine months of 2001, as compared to the same periods in 2000.

     Variable annuities offer contract holders the ability to direct premiums into specific investment portfolios; rates of return are based on the performance of the portfolio. Our profits on variable annuities come from the fees charged to contract holders. Variable annuity collected premiums decreased by 58 percent, to $78.7 million, in the third quarter of 2001 and by 56 percent to $312.0 million, in the first nine months of 2001, as compared to the same periods in 2000. This decrease can be attributed to the general stock market performance, amplified by the events of September 11, which has made other investment products more attractive.

     Supplemental health products include Medicare supplement, long-term care, specified disease and other insurance products distributed through a career agency force and professional independent producers. Our profits on supplemental health policies depend on the overall level of sales, persistency of in-force business, investment yields, claim experience and expense management.

     Collected premiums on Medicare supplement policies increased by 6.9 percent to $232.6 million, in the third quarter of 2001 and by 5.0 percent, to $724.5 million, in the first nine months of 2001, as compared to the same periods in 2000, due to increased premium rates, increased sales volume and the introduction of a new product.

     Premiums collected on long-term care policies increased 7.1 percent to $217.9 million, in the third quarter of 2001 and by 5.1 percent, to $661.6 million, in the first nine months of 2001, as compared to the same periods in 2000, due to increases in premium rates and increased sales volume.

     Premiums collected on specified disease policies during the 2001 periods were comparable to the same periods in 2000.

     Other health products include various health insurance products that are not currently being actively marketed. Premiums collected in the 2001 periods were lower than the 2000 periods. Since we no longer actively market these products, we expect collected premiums to decrease in future years. The in-force business continues to be profitable.

     Life products are sold through career agents, professional independent producers and direct response distribution channels. Life premiums collected decreased by 3.1 percent to $233.0 million in the third quarter of 2001 and by
2.1 percent, to $712.6 million, in the first nine months of 2001, as compared to the same periods in 2000.

                         CONSECO, INC. AND SUBSIDIARIES
                              --------------------

     Individual and group major medical products include major medical health insurance products sold to individuals and groups. We recently began the process of non-renewing a large portion of our major medical business. We intend to sell the remaining block of business. In recent periods, we have emphasized the sale of more profitable individual major medical products and are de-emphasizing the sale of group products. With respect to group major medical products, we are:
(i) seeking rate increases; (ii) converting the members of groups to individual policies; or (iii) opting not to renew the group policies. Since July 2001, we have notified approximately 84,000 customers in 32 states that their policies would not be renewed. Group premiums decreased by 35 percent, to $76.3 million, in the third quarter of 2001 and by 29 percent, to $280.0 million, in the first nine months of 2001, as compared to the same periods in the prior year. Individual health premiums collected in the third quarter of 2001 decreased by 14 percent, to $91.8 million and decreased by 2.9 percent, to $293.0 million, in the first nine months of 2001, as compared to the same periods in the prior year.

     Mutual fund sales decreased 45 percent to $124.3 million in the third quarter of 2001 and by 46 percent, to $356.1 million, in the first nine months of 2001, as compared to the same periods in the prior year. Mutual fund sales have been adversely affected by the recent performance of the stock market, amplified by the events of September 11.

     LIQUIDITY AND CAPITAL RESOURCES

     Changes in our consolidated balance sheet between September 30, 2001 and December 31, 2000, reflect: (i) our operating results; (ii) our origination of finance receivables; (iii) the transfer of finance receivables to securitization trusts and sale of notes to investors in transactions accounted for as secured borrowings; (iv) changes in the fair value of actively managed fixed maturity securities and interest-only securities; and (v) various financing transactions. Financing transactions (described in the notes to the accompanying consolidated financial statements) include: (i) the issuance of common stock; and (ii) the issuance and repayment of notes payable.

     In accordance with GAAP, we record our actively managed fixed maturity investments, interest-only securities, equity securities and certain other invested assets at estimated fair value with any unrealized gain or loss, net of tax and related adjustments, recorded as a component of shareholders' equity. At September 30, 2001, we decreased the carrying value of such investments by $523.5 million as a result of this fair value adjustment. The fair value adjustment resulted in a $1,241.9 million decrease in carrying value at year-end 2000.

     Total capital shown below excludes debt of the finance segment used to fund finance receivables.


                                                                            September 30,    December 31,
                                                                                2001             2000
                                                                                ----             ----
                                                                                (Dollars in millions)

Total capital, excluding accumulated other comprehensive loss:
    Corporate notes payable..............................................   $ 4,237.2        $ 5,055.0

    Company-obligated mandatorily redeemable preferred
       securities of subsidiary trusts...................................     1,912.7          2,403.9

    Shareholders' equity:
       Preferred stock...................................................       498.4            486.8
       Common stock and additional paid-in capital.......................     3,481.5          2,911.8
       Retained earnings.................................................     1,266.1          1,626.8
                                                                            ---------        ---------

          Total shareholders' equity, excluding accumulated
             other comprehensive loss....................................     5,246.0          5,025.4
                                                                            ---------        ---------

          Total capital, excluding accumulated other comprehensive
             loss........................................................    11,395.9         12,484.3

Accumulated other comprehensive loss.....................................      (300.4)          (651.0)
                                                                            ---------        ---------

          Total capital..................................................   $11,095.5        $11,833.3
                                                                            =========        =========

                         CONSECO, INC. AND SUBSIDIARIES
                              --------------------

     Corporate notes payable decreased during the first nine months of 2001 primarily due to the repayment of notes payable using the proceeds from our asset sales (including the sale of our interest in the riverboat and sale of our vendor services financing business).

     Shareholders' equity, excluding accumulated other comprehensive loss, increased by $220.6 million in the first nine months of 2001, to $5.2 billion. Significant components of the increase included: (i) the issuance of 11.4 million shares of Conseco common stock pursuant to the stock purchase contract component of the FELINE PRIDES with a carrying amount of $496.6 million; and
(ii) the issuance of 3.4 million shares of Conseco common stock with a value of $52.6 million in conjunction with the acquisition of Exl. These increases were partially offset by our net loss of $349.1 million. The accumulated other comprehensive loss decreased by $350.6 million, principally related to the increase in the fair value of our insurance companies' investment portfolio.

     Book value per common share outstanding increased to $13.03 at September 30, 2001, from $11.95 at December 31, 2000. Such change was primarily attributable to the factors discussed in the previous paragraph. Excluding accumulated other comprehensive loss, book value per common share outstanding was $13.91 at September 30, 2001, and $13.95 at December 31, 2000.

     Goodwill (representing the excess of the amounts we paid to acquire companies over the fair value of net assets acquired in transactions accounted for as purchases) was $3,729.9 million and $3,800.8 million at September 30, 2001 and December 31, 2000, respectively. Goodwill as a percentage of shareholders' equity was 75 percent and 87 percent at September 30, 2001 and December 31, 2000, respectively. Goodwill as a percentage of total capital, excluding accumulated other comprehensive loss, was 33 percent and 30 percent at September 30, 2001 and December 31, 2000, respectively. We believe that the life of our goodwill is indeterminable and, therefore, have generally amortized its balance over 40 years as permitted by generally accepted accounting principles. Amortization of goodwill totaled $82.3 million and $84.7 million during the first nine months of 2001 and 2000, respectively. If we had determined the estimated useful life of our goodwill was less than 40 years, amortization expense would have been higher.

     We monitor the value of our goodwill based on our best estimates of future earnings considering all available evidence. Pursuant to current generally accepted accounting principles, we determine whether goodwill is fully recoverable from projected undiscounted net cash flows from earnings of the business acquired over the remaining amortization period. Recent evaluations of goodwill indicate it is recoverable. The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, "Business Combinations", and No. 142, "Goodwill and Other Intangible Assets" in June 2001. Under the new rules, goodwill will no longer be amortized but will be subject to annual impairment tests as specified in the new guidance, effective January 1, 2002. Application of the nonamortization provisions is expected to result in an increase to net income of approximately $110 million (approximately $.29 per share based on diluted shares outstanding for the nine months ended September 30, 2001, without adjustment for antidilution) in the year ended December 31, 2002. We will perform the first of the required impairment tests as of January 1, 2002. We have not determined what the effect of these tests will be on the earnings and financial position of the Company.

     In September 2000, cash dividend payments on our common stock were suspended. Our current bank credit facilities prohibit the payment of cash dividends on our common stock until the Company has received investment grade ratings on its outstanding public debt.

                         CONSECO, INC. AND SUBSIDIARIES
                              --------------------

     The following table summarizes certain financial ratios as of and for the nine months ended September 30, 2001, and as of and for the year ended December 31, 2000:


                                                                                              September 30,   December 31,
                                                                                                  2001            2000
                                                                                                  ----            ----

Book value per common share:
   As reported...............................................................................    $ 13.03          $11.95
   Excluding accumulated other comprehensive income (loss) (a)...............................    $ 13.91          $13.95
   Excluding goodwill and accumulated other comprehensive income (loss) (a)..................    $  2.98          $ 2.27

Ratio of earnings to fixed charges:
   As reported...............................................................................         (h)             (f)
   Excluding interest expense on direct third party debt of Conseco Finance (b)..............         (h)             (f)

Ratio of operating earnings to fixed charges (c):
   As reported...............................................................................       1.29X           1.19X
   Excluding interest expense on direct third party debt of Conseco Finance (b)..............       2.20X           1.60X

Ratio of earnings to fixed charges, preferred dividends and distributions on
   Company-obligated mandatorily redeemable preferred securities of subsidiary trusts:
     As reported.............................................................................         (i)             (g)
     Excluding interest expense on direct third party debt of Conseco Finance (b)............         (i)             (g)

Ratio of operating earnings to fixed charges, preferred dividends and distributions on Company-obligated mandatorily redeemable preferred securities of subsidiary trusts (c):
     As reported.............................................................................       1.15X           1.02X
     Excluding interest expense on direct third party debt of Conseco Finance (b)............       1.45X           1.05X

Rating agency ratios (a) (d) (e):
   Corporate debt to total capital...........................................................         37%             40%
   Corporate debt and Company-obligated mandatorily redeemable preferred securities
     of subsidiary trusts to total capital...................................................         54%             60%

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




                         CONSECO, INC. AND SUBSIDIARIES
                              --------------------

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

(h) For such ratios, adjusted earnings were $351.9 million less than fixed charges. Adjusted earnings for the nine months ended September 30, 2001, included: (i) special and impairment charges of $457.4 million; and (ii) provision for losses related to loan guarantees of $59.6 million.

(i) For such ratios, adjusted earnings were $508.9 million less than fixed charges. Adjusted earnings for the nine months ended September 30, 2001, included: (i) special and impairment charges of $457.4 million; and (ii) provision for losses related to loan guarantees of $59.6 million.

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

     Liquidity for finance operations

     Our finance operations require cash to originate finance receivables. Our primary sources of cash are: (i) the collection of receivable balances; (ii) proceeds from the issuance of debt, certificates of deposit and securitization of loans; and (iii) cash provided by operations. During 2001 and the last half of 2000, the finance segment significantly slowed the origination of finance receivables to enhance net interest margins, to reduce the amount of cash required for new loan originations, and to transfer cash to the parent company.

     The most significant source of liquidity for our finance operations has been our ability to finance the receivables we originate in the secondary markets through loan securitizations. Under certain securitization structures, we have provided a variety of credit enhancements, which have taken the form of corporate guarantees (although we have not provided such guarantees during 2001 and the last half of 2000), but have also included bank letters of credit, surety bonds, cash deposits and over-collateralization or other equivalent collateral. When choosing the appropriate structure for a securitization of loans, we analyze the cash flows unique to each transaction, as well as its marketability and projected economic value. The structure of each securitized transaction depends, to a great extent, on conditions in the fixed-income markets at the time the transaction is completed, as well as on cost considerations and the availability and effectiveness of the various enhancement methods.

                         CONSECO, INC. AND SUBSIDIARIES
                              --------------------

     During the first nine months of 2001, we completed seven transactions, securitizing $3.7 billion of finance receivables. We continue to be able to finance loans through: (i) our warehouse and bank credit facilities; (ii) the sale of securities through securitization transactions; or (iii) whole-loan sales.

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

     At September 30, 2001, we had $3.4 billion in master repurchase agreements, commercial paper conduit facilities and other facilities with various banking and investment banking firms for the purpose of financing our consumer and commercial finance loan production. These facilities typically provide financing of a certain percentage of the underlying collateral and are subject to the availability of eligible collateral and, in many cases, the willingness of the banking firms to continue to provide financing. Some of these agreements provide for annual terms which are extended either quarterly or semi-annually by mutual agreement of the parties for an additional annual term based upon receipt of updated quarterly financial information. At September 30, 2001, we had borrowed $1.3 billion of the $3.4 billion available under such agreements.

     Our finance segment had senior subordinated notes and medium term notes with a par value of $329.7 million which mature in 2002 (reflecting debt repurchases through November 13, 2001). In the fourth quarter of 2001, Conseco Finance repurchased $59.9 million par value of such notes (resulting in an extraordinary gain of $5.5 million, net of income taxes).

     We continually investigate and pursue alternative and supplementary methods to finance our lending operations. In late 1998, we began issuing certificates of deposit through our bank subsidiary. At September 30, 2001, we had $1,992.4 million of such deposits outstanding which are recorded as liabilities related to certificates of deposit. The average annual rate paid on these deposits was
6.3 percent during the first nine months of 2001. We use the proceeds from the issuance of the certificates of deposit to fund the origination of certain consumer/credit card finance receivables.

     Our finance segment generated cash flows from operating activities of $331.1 million during the first nine months of 2001. Such cash flows include cash received from the securitization trusts of $74.9 million in the 2001 period, including servicing fees of $56.1 million and net cash flows from interest-only securities of $18.8 million. Total cash received from the securitization trusts was $261.7 million in the 2000 period.

     Based on our current assumptions and expectations as to future events related to the loans underlying our interest-only securities, we estimate that payments related to guarantees issued in conjunction with the sales of certain finance receivables will be approximately equal to the gross cash flows from the interest-only securities for the year ended December 31, 2001. We have projected that the adverse loss experience in 2001 will continue into 2002 and then improve over time. As a result of these assumptions, we project that payments related to guarantees issued in conjunction with the sales of certain finance receivables will exceed the gross cash flows from the interest-only securities by approximately $50 million, $35 million and $5 million in 2002, 2003 and 2004, respectively. We project the gross cash flows from the interest-only securities to exceed the payments related to guarantees issued in conjunction with the sales of certain finance receivables by approximately $5 million in 2005 and by approximately $560 million in all years thereafter. These projected payments are considered in the projected cash flows we use to value our interest-only securities.

     Independent rating agencies, financial institutions, analysts and other interested parties monitor the leverage ratio of our finance segment. Such ratio (calculated, as discussed with independent rating agencies, as the ratio of debt to equity of our finance subsidiary calculated on a pro forma basis as if we had accounted for the securitizations of our finance receivables as financing transactions throughout the Company's history) was 20-to-1 and 21-to-1 at September 30, 2001, and December 31, 2000, respectively.

                         CONSECO, INC. AND SUBSIDIARIES
                              --------------------

     Liquidity of Conseco (parent company)

     The parent company is a legal entity, separate and distinct from its subsidiaries, and has no business operations. The parent company uses cash for:
(i) principal and interest payments on debt; (ii) payments to subsidiary trusts to be used for distributions on the Company-obligated mandatorily redeemable preferred securities of subsidiary trusts; (iii) holding company administrative expenses; (iv) income taxes; and (v) investments in subsidiaries and other investments. The primary sources of cash to meet these obligations are payments from our subsidiaries, including the statutorily permitted payments from our life insurance subsidiaries in the form of: (i) fees for services provided; (ii) tax sharing payments; (iii) dividend payments; and (iv) surplus debenture interest and principal payments.

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

     At September 30, 2001, the Company held $182.9 million in cash accounts available to the parent company.

     The maturities of the direct debt of the parent company at September 30, 2001 (assuming the Company elects to extend the maturity date of $1.2 billion of bank debt) were as follows (dollars in millions):


              2002.........................................................    $  576.8
              2003.........................................................       463.5
              2004.........................................................       812.5
              2005.........................................................     1,449.8
              Thereafter...................................................       950.8
                                                                               --------

                    Total par value at September 30, 2001..................    $4,253.4
                                                                               ========

     The following summarizes our debt service commitments in 2002 (including the senior subordinated notes and medium term notes of our finance segment), reflecting the repurchase of debt which had already occurred in the fourth quarter through October 30, 2001 (dollars in millions):

       Conseco Finance 10.25% senior subordinated
          notes due June 2002..............................................      $  149
       Conseco Finance 6.5% medium term notes
          due September 2002...............................................         206
       Conseco 8.5% notes due October 2002.................................         385
       Optional bank credit facility payment to extend
          the maturity date due September 2002.............................         150
       Interest payments and distributions on Company-obligated
          mandatorily redeemable preferred securities of
          subsidiary trusts................................................         500
                                                                                 ------
          Total debt service obligations...................................      $1,390
                                                                                 ======

                                       56

                         CONSECO, INC. AND SUBSIDIARIES
                              --------------------

     The following summarizes the sources of cash which we expect to use for our debt service obligations (dollars in millions):

       Debt service obligations..........................................           $ 1,390
       Cash (received) used from:
          Insurance companies in the form
              of dividends; surplus debenture interest and principal
              payments; and fees for services provided...................        (450 - 500)
          Finance segment................................................        (310 - 340)
          Corporate expenses.............................................          30 - 30
          Sale of our TeleCorp investment (net of associated debt).......        (200 - 220)
          Excess cash on hand............................................         (50 - 60)
                                                                                 ----------

          Additional cash to be generated, as necessary..................        $300 - $410
                                                                                 ===========

     The Company is currently exploring several courses of action in order to generate additional cash to meet its debt service obligations. These courses of action include: (i) changes to our operations; (ii) reinsurance and coinsurance agreements; (iii) refinancing existing debt; (iv) non-core asset sales; (v) non-core business line sales; and (vi) other capital market alternatives. We are already well underway with our study of these options. However, no assurance can be provided as to the timing, proceeds, or other terms related to the possible disposition of assets, the timing or extent of the cost savings to be achieved, or the amount of net cash flow from any proposed action. Furthermore, the Company's ability to use cash generated from certain actions being considered may be limited by restrictions in agreements with lenders and the ability of our insurance subsidiaries to pay dividends. We expect that we may have to obtain various waivers or consents from our lenders in connection with any proposed action to meet our debt service obligations.

     We have continued to repurchase the debt of the parent company and of our finance segment during the fourth quarter of 2001. During the period October 1, 2001 through November 13, 2001, we have repurchased $113.2 million par value of the 8.5% notes due 2002 (resulting in an extraordinary gain of $14.2 million, net of income taxes) and Conseco Finance has repurchased $59.9 million par value of its senior subordinated notes and medium term notes (resulting in an extraordinary gain of $5.5 million, net of income taxes).

     Under our current bank credit facilities, we agreed to the manner in which the proceeds from asset sales and refinancing transactions would be used. During the first nine months of 2001, the $671.9 million of proceeds from such transactions were used as follows: (i) $73.3 million was used to repay amounts outstanding under our bank credit facilities; (ii) $64.1 million was used to repurchase $64.6 million par value of the 7.6% senior notes due June 2001 (resulting in an extraordinary gain of $.3 million, net of income taxes of $.2 million); (iii) $24.0 million was used to repurchase $25.0 million par value of the 8.5% notes due 2002 (resulting in an extraordinary gain of $.6 million, net of income taxes of $.3 million); (iv) $497.9 million was transferred to a segregated cash account for the payment of debt (the balance in such segregated account, together with cash on hand was used to repay the remaining outstanding amounts of the 6.4% Mandatory Par Put Remarketed Securities putable on June 15, 2001 and the 7.6% senior notes due June 2001); and (v) $12.6 million was added to the general cash balance of the Company.

     Pursuant to our current bank credit facilities, we have agreed that any amounts received from asset sales (including our TeleCorp investment) or refinancing transactions occurring after September 30, 2001 (with certain exceptions), would be used as follows: (i) the first $52.5 million would be retained by Conseco; and (ii) any subsequent proceeds would be applied: (a) 50 percent to repay the $1.5 billion facility and to fund a segregated cash account to provide collateral for Conseco's guarantee related to the directors, officers and key employee stock purchase program (based on the relative balance due under each facility); and (b) the remaining 50 percent would be retained by Conseco. No assurance can be provided as to the timing, proceeds, or other terms related to any potential asset sale or financing transaction.

     During 2000, the Company amended an agreement with Lehman related to its master repurchase agreements and a collateralized credit facility. Such amendment significantly reduced the restrictions on intercompany payments from Conseco Finance to Conseco as required by the previous agreement. In conjunction with the amendment, Conseco agreed to convert $750 million principal balance of its intercompany note due from Conseco Finance to $750 million stated value of Conseco Finance 9% redeemable cumulative preferred stock (the "intercompany preferred stock"). During the first nine months of 2001, Conseco Finance made payments to Conseco totaling $505.4 million reducing the intercompany note balance to $281.3 million at September 30, 2001. Such payments were funded with $138.3 million of cash from operations and $367.1 million from the sale of finance receivables. These amounts are in addition to the $125.5 million in interest, expense and tax reimbursements paid to the parent during the first nine months of 2001.

     Pursuant to the amended agreement, Conseco Finance may make the following payments to Conseco: (i) interest on the intercompany note; (ii) payments for products and services provided by Conseco; and (iii) intercompany tax sharing payments.
                                       57

                         CONSECO, INC. AND SUBSIDIARIES
                              --------------------

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

     The ability of our insurance subsidiaries to pay dividends is subject to state insurance department regulations. These regulations generally permit dividends to be paid from earned surplus of the insurance company for any 12-month period in amounts equal to the greater of (or in a few states, the lesser of): (i) net gain from operations for the prior year; or (ii) 10 percent of surplus as of the end of the preceding year. Any dividends in excess of these levels require the approval of the director or commissioner of the applicable state insurance department. Our insurance subsidiaries paid dividends to Conseco of $131.0 million during the first nine months of 2001.

     In addition to fees and interest, during the remainder of 2001, our insurance subsidiaries may pay "ordinary" dividends to Conseco of $31.3 million without permission from state regulatory authorities.

     The ratings assigned to Conseco's senior debt, trust preferred securities and commercial paper are important factors in determining the Company's ability to access the public capital markets for additional liquidity. During 2000, rating agencies lowered their ratings on Conseco's senior debt, trust preferred securities and commercial paper. As of November 8, 2001, the rating agencies had assigned the following ratings: (i) Standard & Poor's has assigned a "B+" rating to Conseco's senior debt and a "CCC+" rating to trust preferred securities; (ii) Fitch Rating Company has assigned a "BB-" rating to Conseco's senior debt and a "B" rating to trust preferred securities; and (iii) Moody's Investor Services has assigned a "B1" rating to Conseco's senior debt and a "caa1" rating to trust preferred securities. These ratings could make it difficult for the Company to issue additional securities in the public markets. On October 3, 2001, Fitch placed all ratings of Conseco, Inc. and its insurance subsidiaries, as well as the ratings of Conseco Finance, on "Rating Negative Watch". On November 12, 2001, Moody's placed the credit ratings of Conseco, Inc. and its affiliates on review for possible downgrade.

     INVESTMENTS

     At September 30, 2001, the amortized cost and estimated fair value of fixed maturity securities (all of which were actively managed) were as follows:

                                                                                        Gross         Gross      Estimated
                                                                         Amortized   unrealized    unrealized      fair
                                                                           cost         gains        losses        value
                                                                           ----         -----        ------        -----
                                                                                       (Dollars in millions)
Investment grade:
   Corporate securities................................................  $13,259.5      $225.8        $461.7    $13,023.6
   United States Treasury securities and obligations of
     United States government corporations and agencies................      236.2        16.9            .1        253.0
   States and political subdivisions...................................      163.7         6.5            .5        169.7
   Debt securities issued by foreign governments.......................      123.7         2.9           2.4        124.2
   Mortgage-backed securities .........................................    6,966.5       224.7           8.2      7,183.0
Below-investment grade (primarily corporate securities)................    2,464.6        11.3         495.2      1,980.7
                                                                         ---------      ------        ------    ---------

   Total actively managed fixed maturities.............................  $23,214.2      $488.1        $968.1    $22,734.2
                                                                         =========      ======        ======    =========

                         CONSECO, INC. AND SUBSIDIARIES
                              --------------------

     During the first nine months of 2001, we recognized net investment losses of $333.7 million, compared to $227.9 million during the comparable period of 2000. The net investment losses during the first nine months of 2001 included:
(i) $107.1 million to recognize the impact of higher default rate assumptions on certain structured investments; (ii) $62.4 million to recognize losses on investments held in our private equity portfolio; (iii) $110.3 million to write down lower-rated securities to fair value due to an other-than-temporary decline in fair value or the Company's plan to sell the securities in connection with investment restructuring activities; and (iv) $53.9 million of losses from the sales of investments (primarily fixed maturities) which generated proceeds of $15.2 billion. During the comparable period of 2000, we recorded $88.9 million of writedowns; $79.8 million of losses from the sales of investments; and a $59.2 million loss related to the termination of certain swap agreements. At September 30, 2001, fixed maturity securities in default as to the payment of principal or interest had an aggregate amortized cost of $137.0 million and a carrying value of $111.0 million.

     At September 30, 2001, fixed maturity investments included $7.7 billion of mortgage-backed securities (or 34 percent of all fixed maturity securities). The yield characteristics of mortgage-backed securities differ from those of traditional fixed-income securities. Interest and principal payments for mortgage-backed securities occur more frequently, often monthly. Mortgage-backed securities are subject to risks associated with variable prepayments. Prepayment rates are influenced by a number of factors that cannot be predicted with certainty, including: the relative sensitivity of the underlying mortgages backing the assets to changes in interest rates; a variety of economic, geographic and other factors; and the repayment priority of the securities in the overall securitization structures.

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

     The following table sets forth the par value, amortized cost and estimated fair value of mortgage-backed securities, summarized by interest rates on the underlying collateral at September 30, 2001:

                                                                                         Par        Amortized    Estimated
                                                                                        value         cost      fair value
                                                                                        -----         ----      ----------
                                                                                              (Dollars in millions)


Below 7 percent.....................................................................   $4,500.3     $4,436.8      $4,554.7
7 percent - 8 percent...............................................................    2,147.3      2,137.7       2,223.1
8 percent - 9 percent...............................................................      323.1        323.5         336.9
9 percent and above.................................................................      802.0        804.8         609.1
                                                                                       --------     --------      --------

       Total mortgage-backed securities (a).........................................   $7,772.7     $7,702.8      $7,723.8
                                                                                       ========     ========      ========

----------------
(a) Includes below-investment grade mortgage-backed securities with an amortized cost and estimated fair value of $736.3 million and $540.8 million, respectively.

                         CONSECO, INC. AND SUBSIDIARIES
                              --------------------

     The amortized cost and estimated fair value of mortgage-backed securities at September 30, 2001, summarized by type of security, were as follows:

                                                                                                  Estimated fair value
                                                                                                  --------------------
                                                                                                             Percent
                                                                             Amortized                       of fixed
Type                                                                           cost            Amount       maturities
----                                                                           ----            ------       ----------
                                                                                (Dollars in millions)


Pass-throughs and sequential and targeted amortization classes............   $4,424.0        $4,559.7          20%
Planned amortization classes and accretion-directed bonds.................    1,770.2         1,815.8           8
Commercial mortgage-backed securities.....................................      455.8           477.2           2
Subordinated classes and mezzanine tranches...............................    1,035.6           853.7           4
Other.....................................................................       17.2            17.4           -
                                                                             --------        --------          --

       Total mortgage-backed securities (a)...............................   $7,702.8        $7,723.8          34%
                                                                             ========        ========          ==

----------------
(a) Includes below-investment grade mortgage-backed securities with an amortized cost and estimated fair value of $736.3 million and $540.8 million, respectively.


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

     Subordinated and mezzanine tranches are classes that provide credit enhancement to the senior tranches. The rating agencies require that this credit enhancement not deteriorate due to prepayments for a period of time, usually five years of complete lockout followed by another period of time where prepayments are shared pro rata with senior tranches. The credit risk of subordinated and mezzanine tranches is derived from owning a small percentage of the mortgage collateral, while bearing a majority of the risk of loss due to property owner defaults. Subordinated bonds can be anything rated "AA" or lower, while typically we do not buy anything lower than "BB". We retained certain lower-rated securities that are senior in payment priority to the interest-only securities from the securitization transactions completed by our finance segment prior to September 8, 1999. These securities are classified as subordinated class and mezzanine tranche type securities and have an amortized cost and estimated fair value of $712.6 million and $515.3 million, respectively, at September 30, 2001.

     At September 30, 2001, the mortgage loan balance was primarily comprised of commercial loans. Less than one percent of the mortgage loan balance was noncurrent (loans two or more scheduled payments past due) at September 30, 2001.

     At September 30, 2001, we held $3.5 million of trading securities; we included them in "other invested assets."

                         CONSECO, INC. AND SUBSIDIARIES
                              --------------------

     Our investment borrowings averaged approximately $608.7 million during the first nine months of 2001, compared with approximately $345.8 million during the same period of 2000 and were collateralized by investment securities with fair values approximately equal to the loan value. The weighted average interest rates on such borrowings were 5.5 percent and 5.3 percent during the first nine months of 2001 and 2000, respectively.

     STATUTORY INFORMATION

     Statutory accounting practices prescribed or permitted by regulatory authorities for the Company's insurance subsidiaries differ from GAAP. The statutory income before net realized capital gains (losses) of our life insurance subsidiaries was $112.9 million and $82.9 million in the first nine months of 2001 and 2000, respectively. The Company's life insurance subsidiaries reported the following amounts to regulatory agencies at September 30, 2001, after appropriate eliminations of intercompany accounts among such subsidiaries (dollars in millions):


                  Statutory capital and surplus ..................................    $1,854.8
                  Asset valuation reserve.........................................       180.8
                  Interest maintenance reserve....................................       332.6
                                                                                      --------

                     Total........................................................    $2,368.2
                                                                                      ========

     The statutory capital and surplus shown above included investments in up-stream affiliates, all of which were eliminated in the consolidated financial statements prepared in accordance with GAAP, as follows:


                                                                                       September 30,
                                                                                           2001
                                                                                           ----
                                                                                        (Dollars in
                                                                                         millions)

Securitization debt issued by special purpose entities and guaranteed by our finance subsidiary, all of which was purchased by our insurance subsidiaries
   prior to the acquisition of Conseco Finance (a)....................................    $ 72.0
Preferred and common stock of intermediate holding company............................     145.5
Common stock of Conseco (39.8 million shares).........................................      24.3
Other ................................................................................       2.5
                                                                                          ------

      Total...........................................................................    $244.3
                                                                                          ======

--------------------
(a) Total par value, amortized cost and fair value of securities issued by special purpose entities which hold loans originated by our finance subsidiary (including the securities that are not guaranteed by Conseco Finance, and therefore are not considered affiliated investments) were $71.9 million, $72.0 million and $53.0 million, respectively.

     State insurance laws generally restrict the ability of insurance companies to pay dividends or make other distributions. During the remainder of 2001, our insurance subsidiaries may pay dividends to Conseco of $31.3 million without permission from state regulatory authorities. During the first nine months of 2001, our insurance subsidiaries paid dividends to Conseco totaling $131.0 million.

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

                         CONSECO, INC. AND SUBSIDIARIES
                              --------------------

     NEW ACCOUNTING STANDARDS

     See "Recently Issued Accounting Standards" in the notes to consolidated financial statements for a discussion of recently issued accounting standards.

     FORWARD-LOOKING STATEMENTS

     All statements, trend analyses and other information contained in this report and elsewhere (such as in filings by Conseco with the Securities and Exchange Commission, press releases, presentations by Conseco or its management or oral statements) relative to markets for Conseco's products and trends in Conseco's operations or financial results, as well as other statements including words such as "anticipate," "believe," "plan," "estimate," "expect," "projected," "intend," "should," "could," "goal," "target," "on track," "comfortable with," "optimistic" and other similar expressions, constitute forward-looking statements under the Private Securities Litigation Reform Act of 1995. These forward-looking statements are subject to known and unknown risks, uncertainties and other factors which may cause actual results to be materially different from those contemplated by the forward-looking statements. Such factors include, among other things: (i) general economic conditions and other factors, including prevailing interest rate levels, stock and credit market performance and health care inflation, which may affect (among other things) Conseco's ability to sell its products, its ability to make loans and access capital resources and the costs associated therewith, the market value of Conseco's investments, the lapse rate and profitability of policies, and the level of defaults and prepayments of loans made by Conseco; (ii) Conseco's ability to achieve anticipated synergies and levels of operational efficiencies in order to reduce costs and improve service levels; (iii) customer response to new products, distribution channels and marketing initiatives; (iv) mortality, morbidity, usage of health care services and other factors which may affect the profitability of Conseco's insurance products; (v) performance of our investments; (vi) changes in the Federal income tax laws and regulations which may affect the relative tax advantages of some of Conseco's products; (vii) increasing competition in the sale of insurance and annuities and in the finance business; (viii) regulatory changes or actions, including those relating to regulation of financial services affecting (among other things) bank sales and underwriting of insurance products, regulation of the sale, underwriting and pricing of products, and health care regulation affecting health insurance products; (ix) the outcome of Conseco's efforts to sell assets (including our investment in TeleCorp) and reduce, refinance or modify indebtedness and the availability and cost of capital in connection with this process; (x) actions by rating agencies and the effects of past or future actions by these agencies on Conseco's business; and (xi) the risk factors or uncertainties listed from time to time in Conseco's filings with the Securities and Exchange Commission.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     The substantial majority of the Company's investment portfolio consists of debt securities and other interest bearing investments. Interest rates in the United States markets, particularly short-term interest rates, have declined in recent periods. In addition, default rates on below-investment grade securities have increased.

     The fair value of our borrowed capital varies with credit ratings and other conditions in the capital markets. The capital markets have reacted to recent financial and ratings events related to the Company by lowering the value of our publicly traded securities.

     See the note to the accompanying consolidated financial statements entitled "Interest Rate Swap Agreements" for information about interest rate swap agreements entered into in 2001.

     Our market risks, and the ways we manage them, are summarized in management's discussion and analysis of financial condition and results of operations as of December 31, 2000, included in the Company's Form 10-K for the year ended December 31, 2000. There have been no material changes other than those summarized above in the first nine months of 2001 to such risks or our management of such risks.

                         CONSECO, INC. AND SUBSIDIARIES
                              --------------------

PART II - OTHER INFORMATION

     ITEM 1. LEGAL PROCEEDINGS.

     Conseco Finance was served with various related lawsuits filed in the United States District Court for the District of Minnesota. These lawsuits were generally filed as purported class actions on behalf of persons or entities who purchased common stock or options to purchase common stock of Conseco Finance during alleged class periods that generally run from February 1995 to January 1998. One action (Florida State Board of Admin. v. Green Tree Financial Corp., Case No. 98-1162) did not include class action claims. In addition to Conseco Finance, certain current and former officers and directors of Conseco Finance are named as defendants in one or more of the lawsuits. Conseco Finance and other defendants obtained an order consolidating the lawsuits seeking class action status into two actions, one of which pertains to a purported class of common stockholders (In re Green Tree Financial Corp. Stock Litig., Case No. 97-2666) and the other which pertains to a purported class of stock option traders (In re Green Tree Financial Corp. Options Litig., Case No. 97-2679). Plaintiffs in the lawsuits assert claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. In each case, plaintiffs allege that Conseco Finance and the other defendants violated federal securities laws by, among other things, making false and misleading statements about the current state and future prospects of Conseco Finance (particularly with respect to prepayment assumptions and performance of certain loan portfolios of Conseco Finance) which allegedly rendered Conseco Finance's financial statements false and misleading. On August 24, 1999, the United States District Court for the District of Minnesota issued an order to dismiss with prejudice all claims alleged in the lawsuits. The plaintiffs subsequently appealed the decision to the U.S. Court of Appeals for the 8th Circuit. A three judge panel issued an opinion on October 25, 2001, reversing the United States District Court's dismissal order and reinstating the action. The Company has requested a rehearing of the appeal by a full bench of the 8th Circuit Court of Appeals. The Company believes that the lawsuits are without merit and intends to continue to defend them vigorously. The ultimate outcome of these lawsuits cannot be predicted with certainty.

     A total of forty-five suits were filed in 2000 against the Company in the United States District Court for the Southern District of Indiana. Nineteen of these cases were putative class actions on behalf of persons or entities that purchased the Company's common stock during alleged class periods that generally run from April 1999 through April 2000. Two cases were putative class actions on behalf of persons or entities that purchased the Company's bonds during the same alleged class periods. Three cases were putative class actions on behalf of persons or entities that purchased or sold option contracts, not issued by the Company, on the Company's common stock during the same alleged class periods. One case was a putative class action on behalf of persons or entities that purchased the Company's "FELINE PRIDES" convertible preferred stock instruments during the same alleged class periods. With four exceptions, in each of these twenty-five cases two former officers/directors of the Company were named as defendants. In each case, the plaintiffs assert claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. In each case, plaintiffs allege that the Company and the individual defendants violated the federal securities laws by, among other things, making false and misleading statements about the current state and future prospects of Conseco Finance (particularly with respect to performance of certain loan portfolios of Conseco Finance) which allegedly rendered the Company's financial statements false and misleading. The Company believes that these lawsuits are without merit and intends to defend them vigorously. The ultimate outcome of these lawsuits cannot be predicted with certainty.

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

                         CONSECO, INC. AND SUBSIDIARIES
                              --------------------

Exchange Act of 1934, and Sections 11, 12(a)(2), and 15 of the Securities
Act of 1933, with respect to common stock and various other securities issued by the Company and Conseco Financing Trust VII. The Company filed a motion to dismiss the amended complaint on April 27, 2001. The Company intends to defend this lawsuit vigorously. The ultimate outcome cannot be predicted with certainty.

     Nine shareholder derivative suits were filed in 2000 in United States District Court for the Southern District of Indiana. The complaints named as defendants the current directors, certain former directors, certain non-director officers of the Company (in one case), and, alleging aiding and abetting liability, certain banks which allegedly made loans in relation to the Company's "Stock Purchase Plan" (in three cases). The Company is also named as a nominal defendant in each complaint. Plaintiffs allege that the defendants breached their fiduciary duties by, among other things, intentionally disseminating false and misleading statements concerning the acquisition, performance and proposed sale of Conseco Finance, and engaged in corporate waste by causing the Company to guarantee loans that certain officers, directors and key employees of the Company used to purchase stock under the Stock Purchase Plan. These cases have now been consolidated into one case in the United States District Court for the Southern District of Indiana, captioned: "In Re Conseco, Inc. Derivative Litigation", cause number IP00655-C-Y/S. An amended complaint was filed on April 13, 2001, making generally the same allegations and allegations of violation of the Federal Reserve Board's margin rules. Three similar cases have been filed in the Hamilton County Superior Court in Indiana. Schweitzer v. Hilbert, et al., Cause No. 29001-0004CP251; Evans v. Hilbert, et al., Cause No. 29001-0005CP308 (both Schweitzer and Evans name as defendants certain non-director officers); Gintel v. Hilbert, et al., Cause No. 29003-0006CP393 (naming as defendants, and alleging aiding and abetting liability as to, banks which allegedly made loans in relation to the Stock Purchase Plan). The cases filed in Hamilton County have been stayed pending resolution of the derivative suits filed in the United States District Court. The Company believes that these lawsuits are without merit and intends to defend them vigorously. The ultimate outcome of these lawsuits cannot be predicted with certainty.

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

                         CONSECO, INC. AND SUBSIDIARIES
                              --------------------

     ITEM 5. OTHER INFORMATION.

     None.

     ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

     a) Exhibits.

        10.1.38 Employment Agreement between William J. Shea and Conseco, Inc. dated as of September 10, 2001.

        10.1.39 Restricted Stock Agreement dated as of September 17, 2001, between Conseco, Inc. and William J. Shea.

        12.1 Computation of Ratio of Earnings to Fixed Charges, Preferred Dividends and Distributions on Company-obligated Mandatorily Redeemable Preferred Securities of Subsidiary Trusts.

     b) Reports on Form 8-K.

        None

                         CONSECO, INC. AND SUBSIDIARIES
                              --------------------




                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                      CONSECO, INC.



Dated: November 14, 2001       By:  /s/ Charles B. Chokel
                                    -------------------------------------------
                                    Charles B. Chokel, Executive
                                    Vice President and Chief Financial Officer
                                     (authorized officer and
                                     principal financial officer)