Form 10-K
period 2001-12-31
CONSECO INC
filed 2002-04-01
CIK 719241

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-K

     [X] Annual report pursuant to Section
         13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December
         31, 2001 or

     [ ] Transition report pursuant to Section 13 or 15(d)of the Securities Exchange Act of 1934 [No Fee Required]

                    For the transition period from      to
                                                   -----   -----
                         Commission file number: 1-9250
                                  Conseco, Inc.
          Indiana                                        No. 35-1468632
  ----------------------                         ------------------------------
  State of Incorporation                         IRS Employer Identification No.

11825 N. Pennsylvania Street
  Carmel, Indiana  46032                                (317) 817-6100
----------------------------                            --------------
Address of principal executive offices                     Telephone

           Securities registered pursuant to Section 12(b) of the Act:

                                                       Name of each exchange
      Title of each class                              on which registered
      -------------------                             ---------------------
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

           Securities registered pursuant to Section 12(g)of the Act:

                           Common Stock, No Par Value

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days: Yes [X] No [ ]

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

      Aggregate market value of common stock held by nonaffiliates (computed as of March 22, 2002): $1,269,203,288

      Shares of common stock outstanding as of March 22, 2002: 346,002,814

      DOCUMENTS INCORPORATED BY REFERENCE: Portions of the Registrant's definitive proxy statement for the 2002 annual meeting of shareholders are incorporated by reference into Part III of this Report.

===============================================================================

                                     PART I

ITEM 1. BUSINESS OF CONSECO.

          Conseco, Inc. ("we", "Conseco", or the "Company") is a financial services holding company with subsidiaries operating throughout the United States. Our insurance subsidiaries develop, market and administer supplemental health insurance, annuity, individual life insurance and other insurance products. We are one of the largest life and health insurance companies in America, with over $5.5 billion of annual premium and asset accumulation product collections during 2001 (excluding discontinued lines of business) and more than $24 billion of insurance related investments at December 31, 2001. Our finance subsidiaries originate, securitize and service manufactured housing, home equity and retail credit extension. Conseco Finance Corp. ("Conseco Finance"), our subsidiary, is one of America's largest consumer finance companies, with leading market positions in manufactured housing lending, retail home equity mortgages, home improvement loans and private label credit cards. At December 31, 2001, we had managed finance receivables of $43.0 billion. We are currently in the process of exiting the major medical insurance business as well as reducing the size of our floorplan lending business. Conseco's operating strategy is to grow its business by focusing its resources on the development and expansion of profitable products and strong distribution channels, to seek to achieve superior investment returns through active asset management and to control expenses.

          During the last two years, Conseco has taken a number of actions designed to reduce parent company debt and increase the efficiency of our business operations. The actions with respect to Conseco Finance include: (i) the sale, closing or runoff of several business units (including asset-based lending, vendor leasing, bankcards, transportation and park construction and floorplan lending); (ii) monetization of certain on-balance sheet financial assets through sales or as collateral for additional borrowings; and (iii) cost savings and restructuring of ongoing businesses such as streamlining of credit origination operations in the manufactured housing and home equity divisions. In early 2002, Conseco Finance announced its decision to reduce the size of its floorplan lending business. The actions with respect to our life insurance segment include: (i) the planned sale, reinsurance or other transactions with respect to our variable insurance business; (ii) planned reinsurance transactions of various insurance blocks; and (iii) the division of our insurance segment into two operating groups: the first, based in Carmel, Indiana, includes our professional independent producer distribution channel and the other, based in Chicago, Illinois, includes our career agents and direct marketing distribution channels. With respect to all of our business segments, we have initiated actions to improve productivity and quality through our "Process Excellence" program. Through a combination of reduced expenses, revenue enhancement projects and better deployment of capital, the Process Excellence improvements are intended to help us achieve our financial goals. Other planned changes include moving a significant number of jobs to India, where a highly-educated, low-cost, English-speaking labor force is available. We have also completed the sale of certain non-strategic assets, such as our interest in the riverboat casino in Lawrenceburg, Indiana and our subprime auto loan portfolio.

          Our recent efforts have been primarily focused on generating cash to meet our 2002 debt service commitments. We believe that our existing available cash and the cash flow to be generated from operations and other transactions will be sufficient to allow us to meet our debt obligations through 2002. We have taken a number of actions over the last two years to reduce parent company debt and increase the efficiency of our business operations. However, our results for future periods are subject to numerous uncertainties. Our current debt service obligations (including scheduled principal payments) may exceed the cash flows available to the parent. We may not be able to improve or sustain positive cash flows from operations or to continue to generate cash from other transactions such as asset sales, reinsurance transactions or financing transactions, which could significantly affect our liquidity. Failure to generate sufficient cash flows from operations, asset sales or financing transactions could have a material adverse effect on our liquidity.

          Conseco was organized in 1979 as an Indiana corporation and commenced operations in 1982. Our executive offices are located at 11825 N. Pennsylvania Street, Carmel, Indiana 46032, and our telephone number is (317) 817-6100.

          Data in Item 1 are provided as of December 31, 2001, or for the year then ended (as the context implies), unless otherwise described.

          MARKETING AND DISTRIBUTION

          Insurance

          Our insurance products are sold through three primary distribution channels - professional independent producers (many of whom sell one or more of our product lines exclusively), career agents and direct marketing.

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

          Our insurance subsidiaries collectively hold licenses to market our insurance products in all fifty states, the District of Columbia, and certain protectorates of the United States. Sales to residents of the following states accounted for at least 5 percent of our 2001 collected premiums: California (9.0 percent), Florida (8.3 percent), Illinois (7.8 percent), Texas (7.3 percent) and Michigan (5.1 percent).

          We believe that people purchase most types of life insurance, accident and health insurance and annuity products only after being contacted and solicited by an insurance agent. Accordingly, the success of our distribution system is largely dependent on our ability to attract and retain agents who are experienced and highly motivated. A description of the primary distribution channels is as follows:

          Professional Independent Producers. This distribution channel consists of a general agency and insurance brokerage distribution system comprised of independent licensed agents doing business in all fifty states, the District of Columbia, and certain protectorates of the United States. In 2001, this channel accounted for $3,881.6 million, or 67 percent, of our total collected premiums. If a significant number of agents changed to other providers, it would have a material adverse effect on our business.

          Professional independent producers are a diverse network of independent agents, insurance brokers and marketing organizations. Marketing companies typically recruit agents for Conseco by advertising our products and commission structure through direct mail advertising or through seminars for insurance agents and brokers. These organizations bear most of the costs incurred in marketing our products. We compensate the marketing organizations by paying them a percentage of the commissions earned on new sales generated by the agents recruited by such organizations. Certain of these marketing organizations are specialty organizations that have a marketing expertise or a distribution system relating to a particular product, such as flexible-premium annuities for educators. During 1999 and 2000, Conseco purchased four organizations that specialize in marketing and distributing supplemental health products. In 2001, these four organizations accounted for $246.7 million, or 4.3 percent, of our total collected premiums.

          Career Agents. This agency force of approximately 4,700 agents working from 165 branch offices, permits one-on-one contacts with potential policyholders and promotes strong personal relationships with existing policyholders. The career agents sell primarily Medicare supplement and long-term care insurance policies, senior life insurance and annuities. In 2001, this distribution channel accounted for $1,709.6 million, or 30 percent, of our total collected premiums. These agents sell only Conseco policies and typically visit the prospective policyholder's home to conduct personalized "kitchen-table" sales presentations. After the sale of an insurance policy, the agent serves as a contact person for policyholder questions, claims assistance and additional insurance needs.

          Direct Marketing. This distribution channel is engaged primarily in the sale of "graded benefit life" insurance policies. In 2001, this channel accounted for $187.2 million, or 3 percent, of our total collected premiums. During 2000, we reacquired the name "Colonial Penn" (the former brand name these products were sold under prior to our acquisition of this business), which we now use to market these products.

          Finance

          Our finance group, with nationwide operations and managed finance receivables of $43.0 billion at December 31, 2001, is one of America's largest consumer finance companies, with leading market positions in retail home equity mortgages, home improvement loans, private label credit cards and manufactured housing credit. Originations to customers in the following states accounted for at least 5 percent of our 2001 originations: Texas (8.5 percent), California (8.2 percent), Florida (6.4 percent) and Michigan (5.2 percent). Unless otherwise noted, references to loans we have made may include the purchase by us of credit contracts between dealers and buyers.

          During 2001, 43 percent of our finance products came indirectly from customers through intermediary channels such as dealers, contractors, retailers and correspondents. The remaining products were marketed directly to our customers through our regional offices and service centers. A description of the primary distribution channels is as follows:

          Dealers, Contractors, Retailers and Correspondents. Manufactured housing, home improvement and home equity receivables are purchased from and originated by selected dealers and contractors after being underwritten and analyzed via one of the Company's automated credit scoring systems at one of our regional service centers. During 2001, these marketing channels accounted for the following percentages of total loan originations: 93 percent of manufactured housing, 72 percent of home improvement and 6 percent of home equity.

          Regional Service Centers, Retail Satellite Offices and Telemarketing Center. We market and originate manufactured housing loans through 33 regional offices and 3 origination and processing centers. We originate home equity loans through a system of 128 retail satellite offices and 6 regional centers. We also market private label retail credit products through selected retailers and process the contracts through Conseco Bank, Inc. ("Conseco Bank"), a Utah industrial loan company, and through Green Tree Retail Services Bank, Inc. ("Retail Bank"), a South Dakota limited purpose credit card bank, both of which are subsidiaries of the Company. We also utilize direct mail to originate home improvement loans and home equity loans. During 2001, these marketing channels accounted for the following percentages of total loan originations: 7 percent of manufactured housing, 28 percent of home improvement, 94 percent of home equity and 100 percent of retail credit contracts.

          Insurance Products

          Supplemental Health

          Supplemental health products include Medicare supplement, long-term care and specified-disease insurance products distributed through our career agency force and professional independent producers. During 2001, we collected Medicare supplement premiums of $975.1 million, long-term care premiums of $888.3 million, specified-disease premiums of $374.8 million and other supplemental health premiums of $109.3 million. Medicare supplement, long-term care, specified disease and other supplemental health premiums represented 17 percent, 15 percent, 7 percent and 2 percent, respectively, of our total premiums collected in 2001.

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

          Medicare supplement policies provide coverage for many of the medical expenses which the Medicare program does not cover, such as deductibles, coinsurance costs (in which the insured and Medicare share the costs of medical expenses) and specified losses which exceed the federal program's maximum benefits. Our Medicare supplement plans automatically adjust coverage to reflect changes in Medicare benefits. In marketing these products, we concentrate on individuals who have recently become eligible for Medicare by reaching the age of 65. We offer a higher first-year commission for sales to these policyholders and competitive premium pricing. Approximately 27 percent of new sales of Medicare supplement policies are to individuals who are reaching the age of 65.

          Long-term care. Long-term care products provide coverage, within prescribed limits, for nursing home, home healthcare, or a combination of both nursing home and home healthcare expenses. The long-term care plans are sold primarily to retirees and, to a lesser degree, to older self-employed individuals and others in middle-income levels.

          Current nursing home care policies cover incurred and daily fixed-dollar benefits available with an elimination period (which, similar to a deductible, requires the insured to pay for a certain number of days of nursing home care before the insurance coverage begins), subject to a maximum benefit. Home healthcare policies cover the usual and customary charges after a deductible and are subject to a daily or weekly maximum dollar amount, and an overall benefit maximum. We monitor the loss experience on our long-term care products and, when necessary, apply for rate increases in the jurisdictions in which we sell such products. We depend on regulatory approval to increase our premiums on these products. If we are unable to raise premiums, it could have a material adverse effect on our business.

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

          Approximately 74 percent of our specified-disease policies inforce (based on a count of policies) are sold with return of premium or cash value riders. The return of premium rider generally provides that after a policy has been inforce for a specified number of years or upon the policyholder reaching a specified age, the Company will pay to the policyholder, or a beneficiary under the policy, the aggregate amount of all premiums paid under the policy, without interest, less the aggregate amount of all claims incurred under the policy.

          Annuities

          Annuity products include equity-indexed annuity, variable annuity, traditional fixed rate annuity and market value-adjusted annuity products sold through both career agents and professional independent producers. During 2001, we collected annuity premiums of $1,744.2 million, or 30 percent of our total premiums collected. Sales of annuities are affected by the financial strength ratings assigned to our insurance subsidiaries by independent rating agencies. See "Competition" below.

          The following describes the major annuity products:

          Equity-indexed annuity products. These products accounted for $381.6 million, or 7 percent, of our total premiums collected in 2001. The accumulation value of these annuities is credited with interest at an annual minimum guaranteed average rate over the term of the contract of 3 percent (or, including the effect of applicable sales loads, a 1.7 percent compound average interest rate over the term of the contracts), but the annuities provide for potentially higher returns based on a percentage (the "participation rate") of the change in the Standard & Poor's Corporation ("S&P") 500 Index during each year of their term. The Company has the discretionary ability to annually change the participation rate which currently ranges from 55 percent to 80 percent and may include a first-year "bonus", similar to the bonus interest described below for traditional fixed rate annuity products, which generally ranges from 20 percent to 55 percent. The minimum guaranteed values are equal to: (i) 90 percent of premiums collected for annuities for which premiums are received in a single payment (single premium deferred annuities "SPDAs"), or 75 percent of first year and 87.5 percent of renewal premiums collected for annuities which allow for more than one payment (flexible premium deferred annuities "FPDAs"); plus (ii) interest credited on such percentage of the premiums collected at an annual rate of 3 percent. The annuity provides for penalty-free withdrawals of up to 10 percent of premium in each year after the first year of the annuity's term. Other withdrawals from SPDA products are generally subject to a surrender charge of 9 percent over the eight year contract term at which time the contract must be renewed or withdrawn. Other withdrawals from FPDA products are subject to a surrender charge of 12 percent to 20 percent in the first year, declining
1.2 percent to 1.3 percent each year, to zero over a 10 to 15 year period, depending on issue age. We purchase S&P 500 Index Call Options ("S&P 500 Call Options") in an effort to hedge potential increases to policyholder benefits resulting from increases in the S&P 500 Index to which the product's return is linked.

          Other fixed rate annuity products. These products include SPDAs, FPDAs (excluding the equity-indexed products) and single-premium immediate annuities ("SPIAs"). These products accounted for $954.0 million, or 17 percent, of our total collected premiums in 2001. Our SPDAs and FPDAs typically have an interest rate (the "crediting rate") that is guaranteed by the Company for the first policy year, after which we have the discretionary ability to change the crediting rate to any rate not below a guaranteed minimum rate. The guaranteed rate on annuities written recently ranges from 3.0 percent to 4.0 percent, and the rate on all policies inforce ranges from 3.0 percent to 6.0 percent. The initial crediting rate is largely a function of: (i) the interest rate we can earn on invested assets acquired with the new annuity fund deposits; (ii) the costs related to marketing and maintaining the annuity products; and (iii) the rates offered on similar products by our competitors. For subsequent adjustments to crediting rates, we take into account the yield on our investment portfolio, annuity surrender assumptions, competitive industry pricing and the crediting rate history for particular groups of annuity policies with similar characteristics.

          Approximately 61 percent of our new annuity sales have been "bonus" products. The initial crediting rate on these products specifies a bonus crediting rate ranging from 1 percent to 7 percent of the annuity deposit for the first policy year only. After the first year, the bonus interest portion of the initial crediting rate is automatically discontinued, and the renewal crediting rate is established. As of December 31, 2001, crediting rates on our outstanding traditional annuities were at an average rate, excluding bonuses, of
4.4 percent.

          The policyholder is typically permitted to withdraw all or part of the premium paid plus the accumulated interest credited to his or her account (the "accumulation value"), subject in virtually all cases to the assessment of a surrender charge for withdrawals in excess of specified limits. Most of our traditional annuities provide for penalty-free withdrawals of up to 10 percent of the accumulation value each year, subject to limitations. Withdrawals in excess of allowable penalty-free amounts are assessed a surrender charge during a penalty period which generally ranges from five to 12 years after the date a policy is issued. The initial surrender charge is generally 6 percent to 12 percent of the accumulation value and generally decreases by approximately 1 to 2 percentage points per year during the penalty period. Surrender charges are set at levels to protect the Company from loss on early terminations and to reduce the likelihood of policyholders terminating their policies during periods of increasing interest rates. This practice is intended to lengthen the effective duration of policy liabilities and enable the Company to maintain profitability on such policies.

          SPIAs accounted for $70.5 million, or 1.2 percent, of our total collected premiums in 2001. SPIAs are designed to provide a series of periodic payments for a fixed period of time or for life, according to the policyholder's choice at the time of issue. Once the payments begin, the amount, frequency and length of time for which they are payable are fixed. SPIAs often are purchased by persons at or near retirement age who desire a steady stream of payments over a future period of years. The single premium is often the payout from a terminated annuity contract. The implicit interest rate on SPIAs is based on market conditions when the policy is issued. The implicit interest rate on the Company's outstanding SPIAs averaged 6.7 percent at December 31, 2001.

          The Company also offers its multibucket annuity product which provides for different rates of cash value growth based on the experience of a particular market strategy. Earnings are credited to this product based on the market activity of a given strategy, less management fees, and funds may be moved between cash value strategies. Portfolios available include high-yield bond, investment-grade bond, convertible bond and guaranteed-rate portfolios. During 2001, this product accounted for $181.7 million, or 3.1 percent, of our total collected premiums.

          Variable annuity products. Variable annuities accounted for $408.6 million, or 7 percent, of our total premiums collected in 2001. Variable annuities, sold on a single-premium or flexible-premium basis, differ from fixed annuities in that the principal value may fluctuate, depending on the performance of assets allocated pursuant to various investment options chosen by the contract owner. Variable annuities offer contract owners a fixed or variable rate of return based upon the specific investment portfolios into which premiums may be directed.

          Life

          Life products include traditional, universal life and other life insurance products. These products are currently sold through career agents, professional independent producers and direct response marketing. During 2001, we collected $949.6 million, or 16 percent, of our total collected premiums from life products. Sales of certain life products are affected by the financial strength ratings assigned to our insurance subsidiaries by independent rating agencies. See "Competition" below.

          Interest-sensitive life products. These products include universal life products that provide whole life insurance with adjustable rates of return related to current interest rates. They accounted for $510.0 million, or 8.8 percent, of our total collected premiums in 2001 and are marketed through professional independent producers and, to a lesser extent, career agents. The principal differences between universal life products and other interest-sensitive life insurance products are policy provisions affecting the amount and timing of premium payments. Universal life policyholders may vary the frequency and size of their premium payments, and policy benefits may also fluctuate according to such payments. Premium payments under other interest-sensitive policies may not be varied by the policyholders, and as a result, are designed to reduce the administrative costs typically associated with monitoring universal life premium payments and policy benefits.

          Traditional life. These products accounted for $439.6 million, or 7.6 percent, of our total collected premiums in 2001. Traditional life policies, including whole life, graded benefit life and term life products, are marketed through professional independent producers, career agents and direct response marketing. Under whole life policies, the policyholder generally pays a level premium over an agreed period or the policyholder's lifetime. The annual premium in a whole life policy is generally higher than the premium for comparable term insurance coverage in the early years of the policy's life, but is generally lower than the premium for comparable term insurance coverage in the later years of the policy's life. These policies, which continue to be marketed by the Company on a limited basis, combine insurance protection with a savings component that increases in amount gradually over the life of the policy. The policyholder may borrow against the savings generally at a rate of interest lower than that available from other lending sources. The policyholder may also choose to surrender the policy and receive the accumulated cash value rather than continuing the insurance protection. Term life products offer pure insurance protection for a specified period of time - typically 5, 10 or 20 years.

          Traditional life products also include graded benefit life insurance products. Graded benefit life products accounted for $107.6 million, or 1.9 percent, of our total collected premiums in 2001. Graded benefit life insurance products are offered on an individual basis primarily to persons age 50 to 80, principally in face amounts of $350 to $10,000, without medical examination or evidence of insurability. Premiums are paid as frequently as monthly. Benefits paid are less than the face amount of the policy during the first two years, except in cases of accidental death. Graded benefit life policies are marketed using direct response marketing techniques. New policyholder leads are generated primarily from television and print advertisements.

          Individual and Group Major Medical

          Sales of our individual and group major medical health insurance products are targeted to self-employed individuals, small business owners, large employers and early retirees. Various deductible and coinsurance options are available, and most policies require certain utilization review procedures. The profitability of this business depends largely on the overall persistency of the business inforce, claim experience and expense management. We have previously announced our intent to sell or exit these lines of business. During 2001, we collected $737.1 million, or 13 percent, of our total collected premiums from these products.

          Finance Products

          Manufactured Housing. Our finance subsidiaries provide financing for consumer purchases of manufactured housing. During 2001, we originated $2.5 billion of contracts for manufactured housing purchases, or 22 percent of our total originations. At December 31, 2001, our managed receivables included $25.6 billion of contracts for manufactured housing purchases, or 59 percent of total managed receivables. A manufactured home is a structure, transportable in one or more sections, designed to be a dwelling with or without a permanent foundation. Manufactured housing does not include either modular housing (which typically involves more sections, greater assembly and a separate means of transporting the sections) or recreational vehicles.

          Through our regional service centers, we purchase manufactured housing contracts from dealers located throughout the United States. Our regional service center personnel solicit dealers in their region. If the dealer wishes to utilize our financing, the dealer completes an application. Upon approval, a dealer agreement is executed. We also originate manufactured housing installment loan agreements directly with customers. For the year ended December 31, 2001, 93 percent of our manufactured housing loan originations were purchased from dealers and 7 percent were originated directly by us.

          Our manufactured housing contracts are secured by either the manufactured home or, in the case of land-and-home contracts, by a lien on the real estate where the manufactured home is permanently affixed. In 2001, approximately 27 percent of our manufactured housing originations were for land-and-home contracts. Customers who finance their homes with us are required to make a minimum down payment of 5 percent. For manufactured housing originations, the average loan-to-value ratio was approximately 88 percent in 2001.

          Customers' credit applications for new manufactured homes are reviewed in our service centers. If the application meets our guidelines, we generally purchase the contract after the customer has moved into the manufactured home. We use a proprietary automated credit scoring system to evaluate manufactured housing contracts. The scoring system is statistically based, quantifying information using variables obtained from customer credit applications and credit reports. We perform monthly audits on samples of new loan originations to measure adherence to our underwriting policies and procedures.

          Mortgage Services. Products within this category include home equity and home improvement loans. During 2001, we originated $3.0 billion of contracts for these products, or 27 percent of our total originations. At December 31, 2001, our managed receivables included $11.9 billion of contracts for home equity and home improvement loans, or 28 percent of total managed receivables.

          We originate home equity loans through 128 retail satellite offices and 6 regional centers, and through a network of correspondent and broker originators throughout the United States. The retail offices are responsible for originating, processing and funding the loan transaction. Underwriting of the application is handled through central locations. Subsequently, loans are re-underwritten on a test basis by a third party to ensure compliance with our credit policy. After the loan has closed, the loan documents are forwarded to our loan servicing center. The servicing center is responsible for handling customer service and performing document handling, custodial, quality control and collection functions.

          During 2001, approximately 94 percent of our home equity finance loans were originated directly with the borrower. The remaining finance volume was originated through a few correspondent lenders. The Company decreased the volume of loans originated through the correspondent channel in 2000.

          Typically, home equity loans are secured by first or second liens. Homes used for collateral in securing home equity loans may be either residential or investor owned, one-to-four-family properties having a minimum appraised value of $25,000. During 2001, approximately 81 percent of the loans originated were secured by first liens. The average loan to value for loans originated in 2001 was approximately 90 percent. Approximately 97 percent of our home equity loan originations during 2001 were fixed rate closed-end loans.

          We originate the majority of our home improvement loan contracts indirectly through a network of home improvement contractors located throughout the United States. We review the financial condition, business experience and qualifications of all contractors through which we obtain loans.

       We finance conventional home improvement contracts generally secured by first, second or, to a lesser extent, third liens on the improved real estate. We also finance unsecured conventional home improvement loans (generally from $2,500 to $15,000).

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

          We also originate home improvement loans directly with borrowers. After receiving a mail solicitation, the customer calls our telemarketing center and our sales representative explains the available financing plans, terms and rates depending on the customer's needs. The majority of the loans are secured by a second or third lien on the real estate of the customer. Direct distribution accounted for approximately 28 percent of the home improvement loan originations during 2001.

          The types of home improvements we finance include exterior renovations (such as windows, siding and roofing); pools and spas; kitchen and bath remodeling; and room additions and garages. We may also extend additional credit beyond the purchase price of the home improvement for the purpose of debt consolidation.

          Private Label Credit Card. During 2001, we originated $3.6 billion of private label credit card receivables primarily through our bank subsidiaries, or 32 percent of our total originations. At December 31, 2001, our managed receivables included $2.7 billion of contracts for credit card loans, or 6 percent of total managed receivables.

          We originate private label credit card receivables through contractual relationships with selected retailer and dealer partners. Our core relationships are with retailers and dealers of home improvement products, powersports vehicles (motorcycles, all-terrain-vehicles, snowmobiles and personal watercraft) and outdoor power equipment.

          We perform an initial review on all retailer and dealer partners as well as periodic monitoring of their financial condition. Credit card applications are generated primarily through retail and dealer outlets and the internet. We utilize a proprietary automated credit scoring system to review the credit of individual customers seeking credit cards. We periodically monitor payment behavior trends within our credit card portfolio through the use of automated portfolio management tools. If we make poor credit decisions with respect to our partners and borrowers, it could have a material adverse effect on our business.

          ACQUISITIONS

          Since 1982, Conseco has acquired 19 insurance groups and related businesses and Green Tree Financial Corporation (renamed "Conseco Finance Corp.") These acquisitions have been responsible for the Company's growth in recent years. The Company's current plans are to grow and improve the profitability of its businesses, rather than grow through acquisitions.

          INVESTMENTS

          Conseco Capital Management, Inc. ("CCM"), a registered investment adviser wholly owned by Conseco, manages the investment portfolios of Conseco's subsidiaries. CCM had approximately $32.6 billion of assets (at fair value) under management at December 31, 2001, of which $24.3 billion were assets of Conseco's subsidiaries and $8.3 billion were assets owned by other parties. Our investment philosophy is to maintain a largely investment-grade fixed-income portfolio, provide adequate liquidity for expected liability durations and other requirements and maximize total return through active investment management. We are subject to the risk that our investments will decline in value. This has occurred in the past and may occur again. During 2001, we recognized other than temporary declines in value on our investments in Sunbeam Corp., Enron Corp., Crown Cork & Seal Company Inc., Global Crossing Ltd., and KMart Corp., among others.

          Investment activities are an integral part of our business; investment income is a significant component of our total revenues. Profitability of many of our insurance products is significantly affected by spreads between interest yields on investments and rates credited on insurance liabilities. Although substantially all credited rates on SPDAs and FPDAs may be changed annually, changes in crediting rates may not be sufficient to maintain targeted investment spreads in all economic and market environments. In addition, competition and other factors, including the impact of the level of surrenders and withdrawals, may limit our ability to adjust or to maintain crediting rates at levels necessary to avoid narrowing of spreads under certain market conditions. As of December 31, 2001 the average yield, computed on the cost basis of our investment portfolio, was 7.0 percent, and the average interest rate credited or accruing to our total insurance liabilities (excluding interest rate bonuses for the first policy year only and excluding the effect of credited rates attributable to variable or equity-indexed products) was 5.0 percent.

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

          We seek to balance the duration of our invested assets with the expected duration of benefit payments arising from our insurance liabilities. At December 31, 2001, the adjusted modified duration of fixed maturities and short-term investments was approximately 6.7 years and the duration of our insurance liabilities was approximately 6.5 years.

          For information regarding the composition and diversification of the investment portfolio of our subsidiaries, see "Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations - Investments" and the notes to our consolidated financial statements.

          COMPETITION

          Each of the markets in which we operate is highly competitive. The financial services industry consists of a large number of companies, some of which are larger and have greater capital, technological and marketing resources, access to capital at a lower cost, broader and more diversified product lines and larger staffs than those of Conseco. An expanding number of banks, securities brokerage firms and other financial intermediaries also market insurance products or offer competing products, such as mutual fund products, traditional bank investments and other investment and retirement funding alternatives. We also compete with many of these companies and others in providing services for fees. In most areas, competition is based on a number of factors, including pricing, service provided to distributors and policyholders and ratings. Conseco's subsidiaries must also compete with their competitors to attract and retain the allegiance of dealers, vendors, contractors, manufacturers, retailers and agents.

          In the finance industry, operations are affected by consumer demand which is influenced by regional trends, economic conditions and personal preferences. Competition in the finance industry is primarily among finance companies, commercial banks, thrifts, other financial institutions, mortgage brokers, credit unions and manufacturers and vendors. Competition is based on a number of factors, including service, the credit review process, the integration of financing programs and the ability to manage the servicing portfolio in changing economic environments.

          In the individual health insurance business, insurance companies compete primarily on the basis of marketing, service and price. The provisions of the Omnibus Budget Reconciliation Act of 1984 and the work of the National Association of Insurance Commissioners ("NAIC") (an association of state regulators and their staffs) have resulted in standardized policy features for Medicare supplement products. This increases the comparability of such policies and has intensified competition based on factors other than product features. See "Underwriting" and "Governmental Regulation." In addition to the products of other insurance companies, commercial banks, thrifts, mutual funds and broker dealers, our insurance products compete with health maintenance organizations, preferred provider organizations and other health care-related institutions which provide medical benefits based on contractual agreements.

          An important competitive factor for life insurance companies is the ratings they receive from nationally recognized rating organizations. Agents, insurance brokers and marketing companies who market our products and prospective purchasers of our products use the ratings of our insurance subsidiaries as one factor in determining which insurer's products to market or purchase. Ratings have the most impact on our annuity and interest-sensitive life insurance products. Our principal insurance subsidiaries are currently rated "A-(Excellent)" by A.M. Best Company, and Standard & Poor's Corporation has given our principal insurance subsidiaries a claims-paying ability rating of "BB+(Marginal)." A.M. Best ratings for the industry currently range from "A++(Superior)" to "F (In Liquidation)" and some companies are not rated. A.M. Best's ratings and Standard & Poor's claims-paying ability ratings are based upon factors relevant to policyholders, agents and intermediaries and are not directed toward the protection of investors. Such ratings are not recommendations to buy, sell or hold securities. A.M. Best and Standard & Poor's each reviews its ratings from time to time. On October 3, 2001, A.M. Best placed our insurance subsidiaries' ratings "under review with negative implications." We cannot provide any assurance that the ratings of our insurance subsidiaries will remain at their current level. If such ratings are downgraded, sales of our insurance products could fall significantly and existing policy holders may redeem or lapse their policies, causing a material and adverse impact on our financial results and liquidity.

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

          As of December 31, 2001, the policy risk retention limit was generally $.8 million or less on the policies of our subsidiaries. Reinsurance ceded by Conseco represented 21 percent of gross combined life insurance inforce and reinsurance assumed represented 2.2 percent of net combined life insurance inforce. At December 31, 2001, the total ceded business inforce of $26.4 billion was primarily ceded to insurance companies rated "A- (Excellent)" or better by A.M. Best. Our principal reinsurers at December 31, 2001 were American Founders Life Insurance Company, American Long Term Care Reinsurance Group, Connecticut General Life Insurance Company, Employers Reassurance Corporation, General & Cologne Life Re of America, Gerling Global Life Reinsurance Company, Lincoln National Life Insurance Company, Munich American Reassurance Company, Reliance Standard Life Insurance Company, RGA Reinsurance Company, Scottish Re US, Inc., Security Life of Denver Insurance Company and Swiss Re Life and Health America Inc. No other single reinsurer assumes greater than 2 percent of the total ceded business inforce.

          In the first quarter of 2002, we completed a reinsurance agreement pursuant to which we are ceding 80 percent of the inforce traditional life business of our subsidiary, Bankers Life & Casualty Company, to Reassure America Life Insurance Company (rated A++ by A.M. Best). The total insurance liabilities ceded pursuant to the contract are approximately $400 million. The reinsurance agreement and the related dividends of $110.5 million have been approved by the appropriate state insurance departments and will be paid to the parent company. The ceding commission approximated the amount of the cost of policies purchased and cost of policies produced related to the ceded business.

          We have also entered into a reinsurance agreement pursuant to which we are ceding 100 percent of the traditional life and interest-sensitive life insurance business of our subsidiary, Conseco Variable Insurance Company, to Protective Life Insurance Company (rated A+ by A.M. Best). The total insurance liabilities ceded pursuant to the contract are approximately $470 million. The agreement is subject to regulatory approval. Upon receipt of all regulatory approvals, our insurance subsidiary will receive a ceding commission of $49.5 million. The ceding commission approximated the amount of the cost of policies purchased and the cost of policies produced related to the ceded business.

          We are currently exploring possible reinsurance transactions related to other blocks of our insurance business to generate additional cash to meet our debt obligations in 2002 and beyond.

          EMPLOYEES

          At December 31, 2001, Conseco, Inc. and its subsidiaries had approximately 14,300 employees, including: (i) 5,500 employees supporting our insurance operations; (ii) 7,200 employees supporting our finance operations; and (iii) 1,600 employees in India (who provide services to our insurance and finance operations and third party clients). None of our employees is covered by a collective bargaining agreement. We believe that we have excellent relations with our employees.

          GOVERNMENTAL REGULATION

          Our finance and insurance businesses are subject to extensive regulation and supervision in the jurisdictions in which we operate. Such regulation and supervision is primarily for the benefit and protection of our customers, and not for the benefit of our investors or creditors. Our finance operations are subject to regulation by federal, state and local government authorities, as well as to various laws and judicial and administrative decisions, that impose requirements and restrictions affecting, among other things, our loan originations, credit activities, maximum interest rates, finance and other charges, disclosure to customers, the terms of secured transactions, collection, repossession and claims-handling procedures, multiple qualification and licensing requirements for doing business in various jurisdictions, and other trade practices. Although we believe that we are in compliance in all material respects with applicable local, state and federal laws, rules and regulations, it is possible that more restrictive laws, rules or regulations will be adopted in the future that could make compliance more difficult or expensive, restrict our ability to originate or sell loans, further limit or restrict the amount of interest and other charges earned on loans originated by us, further limit or restrict the terms of loan agreements, or otherwise adversely affect our business or prospects.

          The Financial Services Modernization Act of 1999 contains privacy provisions and introduces controls over the transfer and use of individuals' nonpublic personal data by financial institutions, including finance companies, insurance companies and insurance agents. Consumer privacy laws containing expanded provisions also have been adopted, or are under consideration, in a number of states.

          Insurance

          Our insurance subsidiaries are subject to regulation and supervision by the insurance regulatory agencies of the jurisdictions in which they transact business. State laws generally establish supervisory agencies with broad regulatory authority, including the power to: (i) grant and revoke business licenses; (ii) regulate and supervise trade practices and market conduct; (iii) establish guaranty associations; (iv) license agents; (v) approve policy forms;
(vi) approve premium rates for some lines of business; (vii) establish reserve requirements; (viii) prescribe the form and content of required financial statements and reports; (ix) determine the reasonableness and adequacy of statutory capital and surplus; (x) perform financial, market conduct and other examinations; (xi) define acceptable accounting principles; (xii) regulate the type and amount of permitted investments; and (xiii) limit the amount of dividends and surplus debenture payments that can be paid without obtaining regulatory approval. Because of limits on the payment of dividends and surplus debenture payments from our insurance subsidiaries, not all of our consolidated cash flows from operations are available to the parent company to service its debt. Our insurance subsidiaries are subject to periodic examinations by state regulatory authorities. We do not expect the results of any ongoing examinations to have a material effect on the Company's financial condition.

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

          Most states have either enacted legislation or adopted administrative regulations which affect the acquisition (or sale) of control of insurance companies as well as transactions between insurance companies and persons controlling them. The nature and extent of such legislation and regulations vary from state to state. These regulations require the acquirer to file detailed information concerning the acquiring parties and the plan of acquisition, and to obtain administrative approval prior to the acquisition. In many states, however, an insurance authority may determine that control does not exist, even in circumstances in which a person owns or controls 10 percent or a greater amount of securities.

          The NAIC has adopted a revised manual of statutory accounting principles in a process referred to as codification. Such principles are summarized in the Accounting Practices and Procedures Manual. The revised manual was effective January 1, 2001. The domiciliary states of our insurance subsidiaries have adopted the provisions of the revised manual or, with respect to some states, adopted the manual with certain modifications. The revised manual has changed, to some extent, prescribed statutory accounting practices and resulted in changes to the accounting practices that our insurance subsidiaries use to prepare their statutory-basis financial statements. The impact of these changes increased our insurance subsidiaries' statutory-based capital and surplus by approximately $198 million as of January 1, 2001.

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

          Model laws and regulations of the NAIC include: (i) investment reserve requirements; (ii) risk-based capital ("RBC") standards; (iii) codification of insurance accounting principles; (iv) additional investment restrictions; (v) restrictions on an insurance company's ability to pay dividends; and (vi) product illustrations. The NAIC is currently developing new model laws or regulations, including product design standards and reserve requirements.

          The RBC standards establish capital requirements for insurance companies based on the ratio of the company's total adjusted capital (defined as the total of its statutory capital, surplus, asset valuation reserve and certain other adjustments) to its RBC (such ratio is referred to herein as the "RBC ratio"). The standards are designed to help identify companies which are under capitalized and require specific regulatory actions in the event an insurer's RBC ratio falls below specified levels. Each of our life insurance subsidiaries has more than enough statutory capital to meet the standards as of December 31, 2001. The aggregate RBC ratio for our insurance subsidiaries was greater than 235 percent at December 31, 2001.

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

          During recent years, the health insurance industry has experienced substantial changes, primarily caused by healthcare legislation. Recent federal and state legislation and legislative proposals relating to healthcare reform contain features that could severely limit or eliminate our ability to vary our pricing terms or apply medical underwriting standards with respect to individuals which could have the effect of increasing our loss ratios and decreasing our profitability. In particular, Medicare reform and legislation concerning prescription drugs could affect our ability to price or sell our products.

          In addition, proposals currently pending in Congress and some state legislatures may also affect our financial results. These proposals include the implementation of minimum consumer protection standards for inclusion in all long term care policies, including: guaranteed premium rates; protection against inflation; limitations on waiting periods for pre-existing conditions; setting standards for sales practices for long term care insurance; and guaranteed consumer access to information about insurers, including lapse and replacement rates for policies and the percentage of claims denied. Enactment of any of these proposals could affect our financial results.

          The United States Department of Health and Human Services has issued regulations under the Health Insurance Portability and Accountability Act ("HIPAA") relating to standardized electronic transaction formats, code sets and the privacy of member health information. These regulations and any corresponding state legislation, will affect the Company's administration of health insurance.

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

          A number of states have usury and other consumer protection laws which may place limitations on the amount of interest and other charges and fees charged on loans originated in such state. Generally, state law has been preempted by federal law under the Depositary Institutions Deregulation and Monetary Control Act of 1980 ("DIDA") which deregulates the rate of interest, discount points and finance charges with respect to first lien residential loans, including manufactured home loans and real estate secured mortgage loans. As permitted under DIDA, a number of states enacted legislation timely opting out of coverage of either or both of the interest rate and/or finance charge provisions of the Act. States may no longer opt out of the interest rate provisions of the Act, but could in the future opt out of the finance charge provisions. To be eligible for federal preemption for manufactured home loans, the Company's licensed finance companies must comply with certain restrictions providing protection to consumers. In addition, another provision of DIDA applicable to state-chartered insured depository institutions permits both Conseco Bank and Retail Bank to export interest rates, finance charges and certain fees from the states where they are located to all other states, with the exception of Iowa which opted out of the Act during the permitted time period. Interest rates, finance charges and fees in Utah and South Dakota are, for the most part, unregulated.

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

          TILA and Regulation Z promulgated thereunder contain certain disclosure requirements designed to provide consumers with uniform, understandable information with respect to the terms and conditions of extensions of credit and the ability to compare credit terms. TILA also provides consumers with certain substantive protection such as a three day right to cancel certain credit transactions, including certain of the loans originated by the Company.

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

          HOEPA provides for additional disclosure and regulation of certain consumer mortgage loans which are defined by the Act as "Covered Loans." A Covered Loan is a mortgage loan (other than a mortgage loan to finance the initial purchase of a dwelling, a reverse mortgage transaction, or an open-end credit plan) which (1) has total origination fees in excess of the greater of eight percent of the loan amount, or $480, or (2) has an annual percentage rate of more than ten percent higher than comparably maturing United States treasury obligations. A number of the Company's home equity and home improvement loans are Covered Loans under the Act.

          The FTC Rules provide, among other things, that in connection with the purchase of consumer sales finance contracts from dealers, the holder of the contract is subject to all claims and defenses which the consumer could assert against the dealer, but the consumer's recovery under such provisions cannot exceed the amount paid under the sales contract.

          In the judgment of the Company, existing federal and state law and regulations have not had a material adverse effect on the finance operations of the Company. It is possible that more restrictive laws, rules or regulations will be adopted in the future and will place additional burdens on the Company's finance operations.

          The Company's commercial lending operations are not subject to material regulation in most states, although certain states do require licensing. In addition, certain provisions of ECOA apply to commercial loans to small businesses.

          We have internal controls designed to manage the risks associated with our finance activities. However, there is a risk that one employee or more will circumvent these controls, as has occurred at other financial institutions.

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

          Recently, Congress enacted legislation to lower marginal tax rates, reduce the federal estate tax gradually over a ten-year period, with total elimination of the federal estate tax in 2010, and increase contributions that may be made to individual retirement accounts and 401(k) accounts. While these tax law changes will sunset at the beginning of 2011 absent future congressional action, they could in the interim diminish the appeal of our annuity and life insurance products. Additionally, Congress has considered, from time to time, other possible changes to the U.S. tax laws, including elimination of the tax deferral on the accretion of value within certain annuities and life insurance products. It is possible that further tax legislation will be enacted which would contain provisions with possible adverse effects on our annuity and life insurance products.

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

          At December 31, 2001, Conseco had net federal income tax loss carryforwards of $1,176.3 million available (subject to various statutory restrictions) for use on future tax returns. These carryforwards will expire as follows: $2.4 million in 2003; $11.2 million in 2004, $4.9 million in 2005; $.7 million in 2006; $7.9 million in 2007; $7.5 million in 2008; $10.5 million in 2009; $4.6 million in 2010; $5.7 million in 2011; $10.1 million in 2012; $43.9 million in 2013; $6.9 million in 2014; $144.7 million in 2016; $24.0 million in 2017; $242.0 million in 2018; $159.1 million in 2019; and $490.2 million in
2020. The following restrictions exist with respect to the utilization of portions of the loss carryforwards: (i) $142.8 million attributable to certain acquired companies, may be used only to offset the taxable income of those companies; and (ii) $1,033.5 million is available to offset income from certain life insurance subsidiaries, our finance subsidiaries and other non-life insurance subsidiaries. We believe that the Company will be able to fully utilize the net federal income tax loss carryforwards before they expire. None of the carryforwards is available to reduce the future tax provision for financial reporting purposes.

          No valuation allowance has been established since it is more likely than not that the Company will obtain full benefit of all deferred income tax assets based on our evaluation of the Company's anticipated future taxable income.

          ITEM 2. PROPERTIES.

          Headquarters. Our headquarters is located on a 172-acre corporate campus in Carmel, Indiana, immediately north of Indianapolis. The 11 buildings on the campus contain approximately 919,000 square feet of space and house Conseco's executive offices and certain administrative operations of its subsidiaries.

          Insurance operations. Our professional independent producer distribution channel operations are administered from our Carmel, Indiana headquarters. Our career agent operations are primarily administered from a single facility of 300,000 square feet in downtown Chicago, Illinois, leased under an agreement having a remaining life of seven years. We also lease approximately 130,000 square feet of warehouse space in a second Chicago facility; this lease has a remaining life of approximately 18 months. Conseco owns an office building (currently listed for sale) in Kokomo, Indiana (93,000 square feet), and two office buildings (currently listed for sale) in Rockford, Illinois (total of 169,000 square feet), which serve as administrative centers for portions of our insurance operations. Conseco owns one office building in Philadelphia, Pennsylvania (127,000 square feet), which serves as the administrative center for our direct response life insurance operations; approximately 60 percent of this space is occupied by the Company, with the remainder leased to tenants. Conseco also leases 231 sales offices in various states totaling approximately 503,750 square feet; these leases are short-term in length, with remaining lease terms ranging from one to six years.

          Finance operations. Our finance operations are headquartered in St. Paul, Minnesota in a building owned by the Company (120,000 square feet of which are occupied by the Company). We lease additional space in downtown St. Paul (185,000 square feet), which is used by our mortgage services and private credit card divisions. We own a building in Rapid City, South Dakota (137,000 square feet), which is used by our manufactured housing services units. We also lease office space in Rapid City (75,000 square feet) which is used by our private label credit card and retail bank servicing units. We also lease buildings in Tempe, Arizona (200,000 square feet) and Atlanta, Georgia (96,000 square feet) which serve as collection and service centers. Our finance operations lease 33 regional manufactured housing division offices and 128 mortgage services branch offices across the United States; the lease terms generally range from three to five years.

          India operations. Our subsidiary in India (which specializes in customer service and backroom outsourcing for our insurance and finance operations and third party clients) currently has two operational buildings in Noida, India, and one more under construction in Noida. One building has approximately 40,000 square feet, and the second building has approximately 42,000 square feet. The building under construction is expected to contain approximately 68,000 square feet.

          ITEM 3. LEGAL PROCEEDINGS.

          We and our subsidiaries are involved on an ongoing basis in lawsuits (including purported class actions) relating to our operations, including with respect to sales practices, and we and current and former officers and directors are defendants in pending class action lawsuits asserting claims under the securities laws and derivative lawsuits. The ultimate outcome of these lawsuits cannot be predicted with certainty.

          Conseco Finance was served with various related lawsuits filed in the United States District Court for the District of Minnesota. These lawsuits were generally filed as purported class actions on behalf of persons or entities who purchased common stock or options to purchase common stock of Conseco Finance during alleged class periods that generally run from July 1995 to January 1998. One action (Florida State Board of Admin. v. Green Tree Financial Corp., et. al, Case No. 98-1162) was brought not on behalf of a class, but by the Florida State Board of Administration, which invests and reinvests retirement funds for the benefit of state employees. In addition to Conseco Finance, certain current and former officers and directors of Conseco Finance are named as defendants in one or more of the lawsuits. Conseco Finance and other defendants obtained an order consolidating the lawsuits seeking class action status into two actions, one of which pertains to a purported class of common stockholders (In re Green Tree Financial Corp. Stock Litig., Case No. 97-2666) and the other of which pertains to a purported class of stock option traders (In re Green Tree Financial Corp. Options Litig., Case No. 97-2679). Plaintiffs in the lawsuits assert claims under Sections 10(b) (and Rule 10b-5 promulgated thereunder) and 20(a) of the Securities Exchange Act of 1934. In each case, plaintiffs allege that Conseco Finance and the other defendants violated federal securities laws by, among other things, making false and misleading statements about the current state and future prospects of Conseco Finance (particularly with respect to prepayment assumptions and performance of certain loan portfolios of Conseco Finance) which allegedly rendered Conseco Finance's financial statements false and misleading. On August 24, 1999, the United States District Court for the District of Minnesota issued an order dismissing with prejudice all claims alleged in the lawsuits. The plaintiffs subsequently appealed the decision to the U.S. Court of Appeals for the 8th Circuit. A three judge panel issued an opinion on October 25, 2001, reversing the United States District Court's dismissal order and remanding the actions to the United States District Court. Pretrial discovery is expected to commence in all three lawsuits approximately in April 2002. The Company believes that the lawsuits are without merit and intends to continue to defend them vigorously. The ultimate outcome of these lawsuits cannot be predicted with certainty.

          A total of forty-five suits were filed in 2000 against the Company in the United States District Court for the Southern District of Indiana. Nineteen of these cases were putative class actions on behalf of persons or entities that purchased the Company's common stock during alleged class periods that generally run from April 1999 through April 2000. Two cases were putative class actions on behalf of persons or entities that purchased the Company's bonds during the same alleged class periods. Three cases were putative class actions on behalf of persons or entities that purchased or sold option contracts, not issued by the Company, on the Company's common stock during the same alleged class periods. One case was a putative class action on behalf of persons or entities that purchased the Company's "FELINE PRIDES" convertible preferred stock instruments during the same alleged class periods. With four exceptions, in each of these twenty-five cases two former officers/directors of the Company were named as defendants. In each case, the plaintiffs assert claims under Sections 10(b) (and Rule 10b-5 promulgated thereunder) and 20(a) of the Securities Exchange Act of 1934. In each case, plaintiffs allege that the Company and the individual defendants violated the federal securities laws by, among other things, making false and misleading statements about the current state and future prospects of Conseco Finance (particularly with respect to performance of certain loan portfolios of Conseco Finance) which allegedly rendered the Company's financial statements false and misleading. The Company believes that these lawsuits are without merit and intends to defend them vigorously. The ultimate outcome of these lawsuits cannot be predicted with certainty.

          Eleven of the cases in the United States District Court for the Southern District of Indiana were filed as purported class actions on behalf of persons or entities that purchased preferred securities issued by various Conseco Financing Trusts, including Conseco Financing Trust V, Conseco Financing Trust VI, and Conseco Financing Trust VII. Each of these complaints named as defendants the Company, the relevant trust (with two exceptions), two former officers/directors of the Company, and underwriters for the particular issuance (with one exception). One complaint also named an officer and all of the Company's directors at the time of issuance of the preferred securities by Conseco Financing Trust VII. In each case, plaintiffs asserted claims under
Section 11 and Section 15 of the Securities Act of 1933, and eight complaints also asserted claims under Section 12(a)(2) of that Act. Two complaints also asserted claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and one complaint also asserted a claim under Section 10(b) of that Act. In each case, plaintiffs alleged that the defendants violated the federal securities laws by, among other things, making false and misleading statements in Prospectuses and/or Registration Statements related to the issuance of preferred securities by the Trust involved regarding the current state and future prospects of Conseco Finance (particularly with respect to performance of certain loan portfolios of Conseco Finance) which allegedly rendered the disclosure documents false and misleading.

          All of the Conseco, Inc. securities cases have been consolidated into one case in the United States District Court for the Southern District of Indiana, captioned: "In Re Conseco, Inc. Securities Litigation", Case number IP00-C585-Y/S. An amended complaint was filed on January 12, 2001, which asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Sections 11, 12(a)(2), and 15 of the Securities Act of 1933, with respect to common stock and various other securities issued by the Company and Conseco Financing Trust VII. The Company filed a motion to dismiss the amended complaint on April 27, 2001. On January 10, 2002, the Company entered into a Memorandum of Understanding (the "MOU") to settle the consolidated securities cases that are pending in the United States District Court for the Southern District of Indiana for $120 million subject to court approval. Under the MOU, as amended on February 12, 2002, $106 million was required to be placed in escrow by March 8, 2002; the remaining $14 million was to be paid in two installments: $6 million by April 1, 2002, and $8 million by October 1, 2002 (all payments with interest from January 25, 2002). The $106 million due on March 8, 2002, was not paid, for reasons set forth in the following paragraph, and the MOU has expired by its terms. Accordingly, and unless we are able to revive the settlement, the Company intends to defend the securities lawsuit vigorously. The ultimate outcome cannot be predicted with certainty.

          We maintained certain directors' and officers' liability insurance that was inforce at the time the Indiana securities and derivative litigation (the derivative litigation is described below) was commenced and, in our view, applies to the claims asserted in that litigation. The insurers denied coverage for those claims, so we commenced a lawsuit against them on June 13, 2001, in Marion County Circuit Court in Indianapolis, Indiana (Conseco, Inc., et. al. v. National Union Fire Insurance Company of Pittsburgh, PA., Royal Insurance Company of America, Westchester Fire Insurance Company, RLI Insurance, Greenwich Insurance Company and Certain Underwriters at Lloyd's of London, Case No. 49C010106CP001467) seeking, among other things, a judicial declaration that coverage for those claims exists. The primary insurance carrier, National Union Fire Insurance Co. of Pittsburgh, PA, has paid its full $10 million in policy proceeds toward the settlement of the securities litigation; in return, National Union has been released from the coverage litigation pending in state court in Marion County, Indiana. The first excess insurance carrier, Royal Insurance Company ("Royal"), placed its full $15 million in policy proceeds into an escrow under Royal's control, but reserved rights to continue to litigate coverage and imposed an unacceptable condition on releasing the funds. The second excess insurance carrier, Westchester Fire Insurance Company, committed to pay its full $15 million in policy proceeds toward the settlement without a reservation of rights, on condition that certain impairments to its subrogation rights be removed from the MOU. The third excess insurance carrier, RLI Insurance Company ("RLI"), committed to pay its full $10 million in policy proceeds toward the settlement subject to a reservation of rights, and on condition that Conseco give RLI any security for its reservation of rights that Conseco gives to Royal. The fourth excess insurance carrier, Greenwich Insurance Company, committed to pay its full $25 million in policy proceeds toward the settlement without a reservation of rights. In addition, the funding commitments of Westchester, RLI and Greenwich were conditioned on each of the excess carriers below them paying their respective policy limits in full toward the settlement. The final excess carrier, Certain Underwriters at Lloyd's of London, refused to pay or to escrow its $25 million in policy proceeds toward the settlement, although it has advised the Company that it is continuing to investigate the Company's claim. There can be no assurance that the insurance carriers, other than the primary carrier, will in fact pay their policy proceeds toward the settlement even if the case could still be settled on the terms reflected in the MOU. Because they did not do so by March 8, 2002, the MOU described in the immediately preceding paragraph expired. Should the settlement embodied in the MOU be lost, there can be no assurance that the securities litigation can be resolved for $120 million, and the Company will proceed with its coverage litigation in Marion County, Indiana, against those carriers that caused the settlement to terminate. We intend to pursue our coverage rights vigorously. However, the ultimate outcome cannot be predicted with certainty.

          Nine shareholder derivative suits were filed in 2000 in the United States District Court for the Southern District of Indiana. The complaints named as defendants the current directors, certain former directors, certain non-director officers of the Company (in one case), and, alleging aiding and abetting liability, certain banks that allegedly made loans in relation to the Company's "Stock Purchase Plan" (in three cases). The Company is also named as a nominal defendant in each complaint. Plaintiffs allege that the defendants breached their fiduciary duties by, among other things, intentionally disseminating false and misleading statements concerning the acquisition, performance and proposed sale of Conseco Finance, and engaged in corporate waste by causing the Company to guarantee loans that certain officers, directors and key employees of the Company used to purchase stock under the Stock Purchase Plan. These cases have now been consolidated into one case in the United States District Court for the Southern District of Indiana, captioned: "In Re Conseco, Inc. Derivative Litigation", Case Number IP00655-C-Y/S. An amended complaint was filed on April 12, 2001, making generally the same allegations and allegations of violation of the Federal Reserve Board's margin rules. Three similar cases have been filed in the Hamilton County Superior Court in Indiana. Schweitzer v. Hilbert, et al., Case No. 29D01-0004CP251; Evans v. Hilbert, et al., Case No. 29D01-0005CP308 (both Schweitzer and Evans name as defendants certain non-director officers); Gintel v. Hilbert, et al., Case No. 29003-0006CP393 (naming as defendants, and alleging aiding and abetting liability as to, banks that allegedly made loans in relation to the Stock Purchase Plan). The cases filed in Hamilton County have been stayed pending resolution of the derivative suits filed in the United States District Court. The Company believes that these lawsuits are without merit and intends to defend them vigorously. The ultimate outcome of these lawsuits cannot be predicted with certainty.

          Conseco Finance is a defendant in two arbitration proceedings in South Carolina (Lackey v. Green Tree Financial Corporation, n/k/a Conseco Finance Corp. and Bazzle v. Green Tree Financial Corporation, n/k/a Conseco Finance Corp.) where the arbitrator, over Conseco Finance's objection, allowed the plaintiffs to pursue purported class action claims in arbitration. The two purported arbitration classes consist of South Carolina residents who obtained real estate secured credit from Conseco Finance's Manufactured Housing Division (Lackey) and Home Improvement Division (Bazzle) in the early and mid 1990s, and did not receive a South Carolina specific disclosure form relating to selection of attorneys and insurance agents in connection with the credit transactions. The arbitrator, in separate awards issued on July 24, 2000, awarded a total of $26.8 million in penalties and attorneys' fees. The awards were confirmed as judgments in both Lackey and Bazzle. These cases have been consolidated into one case and are currently on appeal before the South Carolina Supreme Court. Oral argument was heard on March 21, 2002. Conseco Finance has posted appellate bonds, including $20 million of cash, for these cases. Conseco Finance intends to vigorously challenge the awards and believes that the arbitrator erred by, among other things, conducting class action arbitrations without the authority to do so and misapplying South Carolina law when awarding the penalties. The ultimate outcome of this proceeding cannot be predicted with certainty.

          On January 15, 2002, Carmel Fifth, LLC ("Carmel"), an indirect, wholly owned subsidiary of the Company, exercised its rights, pursuant to the Limited Liability Company Agreement of 767 LLC, to require 767 Manager, LLC ("Manager"), an affiliate of Donald J. Trump, to elect within 60 days, either to acquire Carmel's interests in 767 LLC for $499.4 million, or sell its interests in 767 LLC to Carmel for $15.6 million (the "Buy/Sell Right"). 767 LLC is a Delaware limited liability company that owns the General Motors Building, a 50-story office building in New York, New York. 767 LLC is owned by Carmel and Manager. On February 6, 2002, Mr. Trump commenced a civil action against the Company, Carmel and 767 LLC in New York State Supreme Court, entitled Donald J. Trump v. Conseco, Inc., et al. Plaintiff claims that the Company and Carmel breached an agreement, dated July 3, 2001, to sell Carmel's interests to plaintiff for $295 million on or before September 15, 2001 (the "July 3rd Agreement"). Specifically, plaintiff claims that the Company and Carmel improperly refused to accept a reasonable guaranty of plaintiff's payment obligations, refused to complete the sale of Carmel's interest before the September 15, 2001 deadline, repudiated an oral promise to extend the September 15 deadline indefinitely and repudiated the July 3rd Agreement by exercising Carmel's Buy/Sell Right. Plaintiff asserts claims for breach of contract, breach of the implied covenant of good faith and fair dealing, promissory estoppel, unjust enrichment and breach of fiduciary duty. Plaintiff is seeking compensatory and punitive damages of approximately $1 billion and declaratory and injunctive relief blocking Carmel's Buy/Sell Right. The Company believes that this lawsuit is without merit and intends to defend it vigorously.

          We have received a claim from the heirs of a former officer, Lawrence Inlow, asserting that unvested options to purchase 756,248 shares of our common stock should have been vested at Mr. Inlow's death. If such options had been vested, the heirs claim that the options would have been exercised, and the resulting shares of common stock would have been sold for a gain of approximately $30 million based upon a stock price of $58.125 per share, the highest stock price during the alleged exercise period of the options. We believe the claim of the heirs is without merit. If the heirs proceed with their claim, we will defend it vigorously.

          On March 27, 2002, seven holders of our bank debt filed a lawsuit in the United States District Court for the Northern District of Illinois (AG Capital Funding Partners LP, et al. v. Conseco, Inc., Case No. 02C2236). On March 20, 2002, we amended our credit facilities to provide, in part, that in the event of certain asset sales, we are not obligated to prepay amounts borrowed under the credit agreement until we have received in excess of $352 million of net proceeds from those sales. The holders assert that 100% of the holders of the bank debt must vote in favor of an amendment of the provisions relating to the triggering of mandatory prepayments. We believe that the amendment of the mandatory prepayment provisions of the credit agreement complied with the terms of the credit agreement and we believe this lawsuit is without merit and intend to defend this lawsuit vigorously. The ultimate outcome of these proceedings cannot be predicted with certainty. Except with respect to the mandatory prepayment provisions of the credit agreement, this lawsuit does not challenge any other portion of the March 20, 2002 amendment to the credit agreement.

          In addition, the Company and its subsidiaries are involved on an ongoing basis in other lawsuits (including purported class actions) related to their operations. These actions include a purported nationwide class action regarding the marketing, sale and renewal of home health care and long term care insurance policies that has been settled (along with two related California-only purported class actions) pending final approval by the court, one action brought by the Texas Attorney General regarding long term care policies, three purported nationwide class actions involving claims related to "vanishing premiums," and two purported nationwide class actions involving claims related to "modal premiums" (the alleged imposition and collection of insurance premium surcharges in excess of stated annual premiums). The ultimate outcome of all of these other legal matters pending against the Company or its subsidiaries cannot be predicted, and, although such lawsuits are not expected to individually have a material adverse effect on the Company, such lawsuits could have, in the aggregate, a material adverse effect on the Company's consolidated financial condition, cash flows or results of operations.

          ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

          None.

          Optional Item. Executive Officers of the Registrant.

      Officer                                              Positions with Conseco, Principal
    Name and Age (a)                  Since             Occupation and Business Experience (b)
    ----------------                  -----             --------------------------------------
    Gary C. Wendt, 60...............  2000           Since June 2000, Chairman and Chief Executive
                                                     Officer of Conseco; from 1999 to 2000, associated with
                                                     Global Opportunity Advisors (a private equity investment
                                                     fund); from 1986 to 1998, Chairman and Chief
                                                     Executive Officer of GE Capital Services; from 1984
                                                     to 1986, President and Chief Operations Officer of
                                                     GE Credit Corp.

    William J. Shea, 54.............  2001           Since September 2001, President and Chief Operating Officer of
                                                     Conseco.  Since March 6, 2002, acting Chief Financial Officer of
                                                     Conseco.  From 1998 to 2001, Chairman of the Board of Demoulas
                                                     Supermarkets, Inc.; from 1999 to 2000, CEO of View Tech, Inc.
                                                     (integrated videoconferencing); and from 1993 to 1998, Vice Chairman and Chief Financial Officer of BankBoston Corporation.

    David K. Herzog, 46.............  2000           Since September 2000, Executive Vice President,
                                                     General Counsel and Secretary of Conseco; from
                                                     1980 to 2000, attorney with Baker & Daniels (law firm).

    James S. Adams, 42..............  1997           Since 1997, Senior Vice President, Chief Accounting Officer and
                                                     Treasurer of Conseco; from 1989 to present, Senior Vice President and
                                                     Treasurer of various Conseco subsidiaries.

    Maxwell E. Bublitz, 46..........  1998           Since 1998, Senior Vice President, Investments of Conseco; from 1994 to present, President and Chief Executive Officer of Conseco Capital
                                                     Management, Inc., a subsidiary of Conseco.

    David Gubbay, 49................  2001           Since March 2001, Executive Vice President-Strategic Business
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


Period                                                             Market price
------                                                         ------------------            Dividend
                                                               High           Low              paid
                                                               ----           ---              ----
2000:
    First Quarter  .........................................  $18.50         $10.31           $.1500
    Second Quarter..........................................   10.81           4.50            .0500
    Third Quarter  .........................................   11.69           7.00            .0500
    Fourth Quarter .........................................   13.38           4.94            .0000

2001:
    First Quarter.........................................    $18.60         $11.69           $.0000
    Second Quarter........................................     20.20          13.05            .0000
    Third Quarter.........................................     16.20           5.25            .0000
    Fourth Quarter........................................      7.40           2.51            .0000





          The closing market price for a share of our common stock on March 22, 2002 was $3.76. As of March 22, 2002, there were approximately 166,100 holders of the outstanding shares of common stock, including individual participants in securities position listings.

          DIVIDENDS

          The Company does not anticipate declaring or paying dividends on its common stock in the foreseeable future.

          We have paid all distributions on our Company-obligated mandatorily redeemable preferred securities of subsidiary trusts when due. We are prohibited from paying common stock dividends if such payments are not current. Certain Conseco financing agreements require the Company to maintain financial ratios which limit our ability to pay dividends. Such financing agreements also restrict our ability to repurchase common stock. Dividends on our Series F Preferred Stock are paid in additional shares of Series F Preferred Stock during periods dividends on common stock are not paid.

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

          ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA (a).

                                                                                  Years ended December 31,
                                                                ---------------------------------------------------------
                                                                2001          2000         1999         1998         1997
                                                                ----          ----         ----         ----         ----
                                                                       (Amounts in millions, except per share data)
STATEMENT OF OPERATIONS DATA
Insurance policy income.....................................  $4,065.7    $ 4,220.3     $4,040.5     $3,948.8     $3,410.8
Gain on sale of finance receivables (b).....................      26.9          7.5        550.6        745.0        779.0
Net investment income.......................................   3,794.9      3,920.4      3,411.4      2,506.5      2,171.5
Net realized investment gains (losses) .....................    (413.7)      (358.3)      (156.2)       208.2        266.5
Total revenues..............................................   8,108.1      8,296.4      8,335.7      7,760.2      6,872.2
Interest expense:
  Corporate.................................................     369.6        438.4        249.1        182.2        109.4
  Finance and investment borrowings.........................   1,239.6      1,014.7        312.6        258.3        202.9
Total benefits and expenses.................................   8,527.5      9,658.2      7,184.8      6,714.5      5,386.5
Income (loss) before income taxes, minority interest,
  extraordinary gain (loss) and cumulative effect of
  accounting change.........................................    (419.4)    (1,361.8)     1,150.9      1,045.7      1,485.7
Extraordinary gain (loss) on extinguishment of debt,
  net of income tax.........................................      17.2         (5.0)         -          (42.6)        (6.9)
Cumulative effect of accounting change, net of income tax...       -           55.3          -            -            -
Net income (loss) (c).......................................    (405.9)    (1,191.2)       595.0        467.1        866.4
Preferred stock dividends ..................................      12.8         11.0          1.5          7.8         21.9
Net income (loss) applicable to common stock................    (418.7)    (1,202.2)       593.5        459.3        844.5

PER SHARE DATA (d)
Net income (loss), basic....................................    $(1.24)      $(3.69)       $1.83        $1.47        $2.72
Net income (loss), diluted..................................     (1.24)       (3.69)        1.79         1.40         2.52
Dividends declared per common share.........................       -           .100         .580         .530         .313
Book value per common share outstanding.....................     12.34        11.95        15.50        16.37        16.45
Shares outstanding at year-end..............................     344.7        325.3        327.7        315.8        310.0
Weighted average shares outstanding for diluted earnings....     338.1        326.0        332.9        332.7        338.7

BALANCE SHEET DATA - PERIOD END
Total investments........................................... $25,027.2    $25,017.6    $26,431.6    $26,073.0    $26,699.2
Goodwill....................................................   3,695.4      3,800.8      3,927.8      3,960.2      3,693.4
Total assets................................................  61,392.3     58,589.2     52,185.9     43,599.9     40,679.8
Notes payable and commercial paper:
  Corporate.................................................   4,087.6      5,055.0      4,624.2      3,809.9      2,354.9
  Finance...................................................   2,527.9      2,810.9      2,540.1      1,511.6      1,863.0
  Related to securitized finance receivables structured
     as collateralized borrowings...........................  14,484.5     12,100.6      4,641.8          -            -
Total liabilities...........................................  54,724.8     51,810.9     43,990.6     36,229.4     34,082.0
Company-obligated mandatorily redeemable
     preferred securities of subsidiary trusts..............   1,914.5      2,403.9      2,639.1      2,096.9      1,383.9
Shareholders' equity .......................................   4,753.0      4,374.4      5,556.2      5,273.6      5,213.9

OTHER FINANCIAL DATA (d) (e)
Premium and asset accumulation product collections (f)......  $6,247.1    $ 7,158.6     $6,986.0     $6,051.3     $5,075.6
Operating earnings (g)......................................     218.0        151.8        749.2        841.1        991.8
Managed finance receivables.................................  43,002.3     46,585.9     45,791.4     37,199.8     27,957.1
Total managed assets (at fair value) (h)....................  94,567.7     95,471.7     98,561.8     87,247.4     70,259.8
Shareholders' equity, excluding accumulated other
  comprehensive income (loss)...............................   5,192.0      5,025.4      6,327.8      5,302.0      5,013.3
Book value per common share outstanding, excluding
  accumulated other comprehensive income (loss).............     13.61        13.95        17.85        16.46        15.80
Delinquencies greater than 60 days as a percentage of
  managed finance receivables...............................     2.10%        1.76%        1.42%        1.19%        1.08%
Net credit losses as a percentage of average managed
  finance receivables.......................................     2.41%        1.79%        1.31%        1.03%        1.05%








--------------------------

(a) Comparison of selected supplemental consolidated financial data in the table above is significantly affected by the following business combinations accounted for as purchases: Washington National Corporation (effective December 1, 1997); Colonial Penn Life Insurance Company and Providential Life Insurance Company (September 30, 1997); Pioneer Financial Services, Inc. (April 1, 1997); and Capitol American Financial Corporation (January 1, 1997). All financial data have been restated to give retroactive effect to the merger with Conseco Finance accounted for as a pooling of interests.

(b) Subsequent to September 8, 1999, we no longer structure the securitizations of the loans we originate in a manner that results in gain-on-sale revenues. After that date, the gains we recognize are generally related to the sale of the entire loan (with no interests retained by the Company). For more information on this change, see "Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations - Finance Segment - General."

(c)  Net income (loss) includes the following:



                                                                2001          2000         1999         1998         1997
                                                                ----          ----         ----         ----         ----
                                                                                   (Dollars in millions)
       Net investment gains (losses), net of income tax
          and other items...................................    $(242.8)    $(198.1)     $(111.9)     $ (32.8)    $   44.1
       Impairment charge, net of income tax.................     (250.4)     (324.9)      (349.2)      (355.8)      (117.8)
       Special charges and additional amortization,
          net of income tax.................................     (123.5)     (534.9)         -         (148.0)         -
       Gain on sale of interest in riverboat, net of income
          tax...............................................      122.6         -            -            -            -
       Provision for losses related to loan guarantees,
          net of income tax.................................     (110.2)     (150.0)       (11.9)         -            -
       Venture capital income (loss), net of expenses and
          taxes.............................................      (15.2)      (99.4)       170.0          -            -
       Amounts related to discontinued businesses and
          other non-recurring items, net of income tax......      (34.4)       13.6        147.3        205.2        (44.8)
       Cumulative effect of accounting change, net of
          income tax........................................        -         (55.3)         -            -            -
       Extraordinary gain (loss) on extinguishment of debt,
          net of income tax.................................       17.2        (5.0)         -          (42.6)        (6.9)

     Refer to "Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations" and the notes to the consolidated financial statements for additional discussion of the above items.

(d) All share and per-share amounts have been restated to reflect the two-for-one stock split paid on February 11, 1997.

(e) Amounts under this heading are included to assist the reader in analyzing the Company's financial position and results of operations. Such amounts are not intended to, and do not, represent insurance policy income, net income, shareholders' equity or book value per share prepared in accordance with generally accepted accounting principles ("GAAP").

(f) Includes premiums received from universal life products and products without mortality or morbidity risk. Such premiums are not reported as revenues under GAAP and were $2,267.2 million in 2001; $2,731.1 million in 2000; $3,023.3 million in 1999; $2,585.7 million in 1998; and $2,099.4 million in 1997. Also includes deposits in mutual funds totaling $468.7 million in 2001; $794.2 million in 2000; $479.3 million in 1999; $87.1 million in 1998.; and $19.9 million in 1997. Also includes premiums related to our discontinued major medical business, totaling $737.1 million in 2001; $910.6 million in 2000; $855.7 million in 1999; $878.2 million in
     1998; and $744.0 million in 1997.

(g) Represents net income excluding the items described in note (c) above. See our description of the criteria we use to identify the items excluded from operating earnings in "Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations."

(h) Includes: (i) all of the Company's assets; (ii) the total finance receivables managed by Conseco Finance applicable to the holders of asset-backed securities sold by Conseco Finance in securitizations structured in a manner that resulted in gain-on-sale revenue (adjusted for the interests retained by the Company); and (iii) the total market value of the investment portfolios managed by the Company for others of $8.3 billion, $7.2 billion, $11.4 billion, $11.2 billion and $5.1 billion at December 31, 2001, 2000, 1999, 1998 and 1997, respectively.

          ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

          In this section, we review the consolidated financial condition of Conseco at December 31, 2001 and 2000, the consolidated results of operations for the three years ended December 31, 2001, and where appropriate, factors that may affect future financial performance. Please read this discussion in conjunction with the accompanying consolidated financial statements, notes and selected consolidated financial data.

          All statements, trend analyses and other information contained in this report and elsewhere (such as in filings by Conseco with the Securities and Exchange Commission, press releases, presentations by Conseco or its management or oral statements) relative to markets for Conseco's products and trends in Conseco's operations or financial results, as well as other statements including words such as "anticipate," "believe," "plan," "estimate," "expect," "project," "intend," "may," "will," "would," "contemplate," "possible," "attempts," "seeks," "should," "could," "goal," "target," "on track," "comfortable with," "optimistic" and other similar expressions, constitute forward-looking statements under the Private Securities Litigation Reform Act of 1995. Forward-looking statements are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from the future results, performance or achievements expressed or implied by the forward-looking statements. Assumptions and other important factors that could cause our actual results to differ materially from those anticipated in our forward-looking statements include, among other things:
(i) general economic conditions and other factors, including prevailing interest rate levels, stock and credit market performance and health care inflation, which may affect (among other things) Conseco's ability to sell its products, its ability to make loans and access capital resources and the costs associated therewith, the market value of Conseco's investments, the lapse rate and profitability of policies, and the level of defaults and prepayments of loans made by Conseco; (ii) Conseco's ability to achieve anticipated synergies and levels of operational efficiencies, including from our process excellence initiatives; (iii) customer response to new products, distribution channels and marketing initiatives; (iv) mortality, morbidity, usage of health care services and other factors which may affect the profitability of Conseco's insurance products; (v) performance of our investments; (vi) changes in the Federal income tax laws and regulations which may affect the relative tax advantages of some of Conseco's products; (vii) increasing competition in the sale of insurance and annuities and in the finance business; (viii) regulatory changes or actions, including those relating to regulation of financial services affecting (among other things) bank sales and underwriting of insurance products, regulation of the sale, underwriting and pricing of products, and health care regulation affecting health insurance products; (ix) the outcome of Conseco's efforts to sell assets and reduce, refinance or modify indebtedness and the availability and cost of capital in connection with this process; (x) actions by rating agencies and the effects of past or future actions by these agencies on Conseco's business; (xi) the ultimate outcome of lawsuits filed against Conseco; and (xii) the risk factors or uncertainties listed from time to time in Conseco's filings with the Securities and Exchange Commission. Other factors and assumptions not identified above are also relevant to the forward-looking statements, and if they prove incorrect, could also cause actual results to differ materially from those projected.

          All written or oral forward-looking statements attributable to us are expressly qualified in their entirety by the foregoing cautionary statement. Our forward-looking statements speak only as of the date made. We assume no obligation to update or to publicly announce the results of any revisions to any of the forward-looking statements to reflect actual results, future events or developments, changes in assumptions or changes in other factors affecting the forward-looking statements.

          Consolidated results and analysis

          The net loss applicable to common stock of $418.7 million in 2001, or $1.24 per diluted share, included the following amounts, all presented net of tax: (i) net investment losses (net of related costs and amortization) of $242.8 million, or 72 cents per share; (ii) a loss of $15.2 million, or 4 cents per share, related to our venture capital investment in TeleCorp PCS, Inc. ("TeleCorp"); (iii) the gain on the sale of our interest in a riverboat of $122.6 million, or 36 cents per share; (iv) an impairment charge of $250.4 million, or 74 cents per share, related to the Company's interest-only securities and servicing rights; (v) the provision for loss of $110.2 million, or 33 cents per share, related to the Company's guarantee of bank loans to current and former directors, officers and key employees to purchase shares of Conseco common stock; (vi) special charges, amounts related to discontinued lines and other non-recurring items of $157.9 million, or 46 cents per share, as summarized in the notes to the consolidated financial statements; and (vii) an extraordinary gain of $17.2 million, or 5 cents per share, related to the early retirement of debt.

          The net loss applicable to common stock of $1,202.2 million in 2000, or $3.69 per diluted share, included the following amounts, all presented net of tax: (i) net investment losses (net of related costs and amortization) of $198.1 million, or 61 cents per share; (ii) an impairment charge of $324.9 million, or $1.00 per share, related to the Company's interest-only securities and servicing rights; (iii) special charges of $521.3 million, or $1.60 per share, as summarized in the notes to the consolidated financial statements; (iv) the provision for loss of $150.0 million, or 46 cents per share, related to the Company's guarantee of bank loans made to current and former directors, officers and key employees to purchase shares of Conseco common stock; (v) a loss of $99.4 million, or 31 cents per share, related to our venture capital investment in TeleCorp; (vi) the cumulative charge related to an accounting change of $55.3 million, or 17 cents per share, related to new requirements for the valuation of interest-only securities; and (vii) an extraordinary charge of $5.0 million, or 1 cent per share, related to the early retirement of debt.

       Net income applicable to common stock of $593.5 million in 1999, or $1.79 per diluted share, included the following amounts, all presented net of tax: (i) net investment losses (net of related costs and amortization) of $111.9 million, or 34 cents per share; (ii) an impairment charge of $349.2 million, or $1.05 per share, to reduce the value of interest-only securities and servicing rights;
(iii) the provision for loss of $11.9 million, or 3 cents per share, related to the Company's guarantee of bank loans made to current and former directors, officers and key employees to purchase shares of Conseco common stock; (iv) a gain of $170.0 million, or 51 cents per share, related to our venture capital investment in TeleCorp; and (v) the net income of $147.3 million, or 44 cents per share, related to the discontinued major medical business and other non-recurring items. The aforementioned special and impairment charges are explained in more detail in the notes to the accompanying consolidated financial statements.

          We evaluate performance and determine future earnings goals based on operating earnings which we define as income before: (i) net investment gains (losses)(less that portion of amortization of cost of policies purchased and cost of policies produced and income taxes relating to such gains (losses));
(ii) the venture capital income (loss) related to our investment in TeleCorp;
(iii) the gain on the sale of our interest in a riverboat; (iv) special items not related to the continuing operations of our businesses (including impairment charges to reduce the value of interest-only securities and servicing rights, special charges and the provision for losses related to loan guarantees); (v) the effect on amortization of the cost of policies purchased and produced of significant changes in assumptions used to estimate future gross profits of insurance businesses; (vi) the net income (loss) related to the discontinued major medical business; and (vii) the effect of accounting changes and extraordinary gain (loss) on extinguishment of debt. The criteria used by management to identify the items excluded from operating earnings include whether the item: (i) relates to other than the continuing operations of our businesses; (ii) is infrequent; (iii) is material to net income (loss); (iv) results from restructuring activities; (v) results from a change in the regulatory environment; and/or (vi) relates to the sale of an investment or the change in estimated market value of our venture capital investments. The non-operating items which may occur will vary from period to period and since these items are determined based on management's discretion, inconsistencies in the application of the criteria may exist. Operating earnings are determined by adjusting GAAP net income for the above mentioned items. While these items may be significant components in understanding and assessing our consolidated financial performance, we believe that the presentation of operating earnings enhances the understanding of our results of operations by highlighting net income attributable to the normal, recurring operations of the business and by excluding events that materially distort trends in net income. However, operating earnings are not a substitute for net income (loss) determined in accordance with GAAP.

          Results of operations by segment for the three years ended December 31, 2001:

          The following tables and narratives summarize our operating results by business segment.

                                                                                  2001             2000              1999
                                                                                  ----             ----              ----
                                                                                           (Dollars in millions)
Operating earnings from continuing operations before taxes and goodwill amortization:
     Insurance and fee-based segment operating
       earnings......................................................           $ 843.2       $   843.7         $ 1,187.6
     Finance segment operating earnings..............................             243.2           156.8             588.3
                                                                                -------       ---------         ---------

       Subtotal......................................................           1,086.4         1,000.5           1,775.9
                                                                                -------       ---------         ---------

Holding company activities:
   Corporate expenses, less charges to subsidiaries for services
     provided........................................................             (20.0)          (67.5)            (64.4)
   Interest and dividends, net of corporate investment income........            (549.0)         (651.8)           (451.6)
   Allocation of net interest to finance segment.....................               6.5           126.9              63.1
                                                                                -------       ---------         ---------

       Operating earnings from continuing operations before taxes
         and goodwill amortization...................................             523.9           408.1           1,323.0

Taxes  ..............................................................            (194.1)         (150.6)           (476.9)
                                                                                -------       ---------         ---------

       Operating earnings from continuing operations before
         goodwill amortization.......................................             329.8           257.5             846.1

Goodwill amortization................................................            (111.8)         (105.7)            (96.9)
                                                                                -------       ---------         ---------

       Operating earnings from continuing operations
         applicable to common stock..................................             218.0           151.8             749.2
                                                                                -------       ---------         ---------

Non-operating items, net of tax:
     Net realized losses.............................................            (242.8)         (198.1)           (111.9)
     Venture capital income (loss)...................................             (15.2)          (99.4)            170.0
     Gain on sale of interest in riverboat...........................             122.6              -                 -
     Impairment charge...............................................            (250.4)         (324.9)           (349.2)
     Provision for losses related to loan guarantees.................            (110.2)         (150.0)            (11.9)
     Special charges, discontinued lines and other non-recurring
       items.........................................................            (157.9)         (521.3)            147.3
     Extraordinary gain (loss) on extinguishment of debt ............              17.2            (5.0)               -
     Cumulative effect of accounting change..........................                -            (55.3)               -
                                                                                -------       ---------         ---------

       Total non-operating items, net of tax.........................            (636.7)       (1,354.0)           (155.7)
                                                                                -------       ---------         ---------
Net income (loss) applicable to common stock.........................          $ (418.7)      $(1,202.2)        $   593.5
                                                                               ========       =========         =========


          CRITICAL ACCOUNTING POLICIES

          The accounting policies described below require management to make significant estimates and assumptions using information available at the time the estimates are made. Such estimates and assumptions significantly affect various reported amounts of assets and liabilities. Management has made estimates in the past that we believed to be appropriate but were subsequently revised to reflect actual experience. If our future experience differs materially from these estimates and assumptions, our results of operations and financial condition could be affected. Accordingly, we consider them to be critical in preparing our consolidated financial statements. A more detailed description of our accounting policies is included in the notes to our consolidated financial statements.

          Investments

          At December 31, 2001, the carrying value of our investment portfolio was $25.0 billion. The accounting risks associated with these assets relate to the recognition of income, our determination of other-than-temporary impairments and our estimation of fair values.

          We defer any fees received or costs incurred when we originate investments. We amortize fees, costs, discounts and premiums as yield adjustments over the contractual lives of the investments. We consider anticipated prepayments on mortgage-backed securities in determining estimated future yields on such securities.

          When we sell a security (other than trading securities or venture capital investments), we report the difference between the sale proceeds and amortized cost (determined based on specific identification) as an investment gain or loss.

          We regularly evaluate all of our investments for possible impairment based on current economic conditions, credit loss experience and other investee-specific developments. If there is a decline in a security's net realizable value that is other than temporary, the decline is recognized as a realized loss and the cost basis of the security is reduced to its estimated fair value.

          Our evaluation of investments for impairment requires significant judgments to be made including: (i) the identification of potentially impaired securities; (ii) the determination of their estimated fair value; and (iii) assessment of whether any decline in estimated fair value is other than temporary. If new information becomes available or the financial condition of the investee changes, our judgments may change resulting in the recognition of an investment loss at that time. At December 31, 2001, our accumulated other comprehensive loss included unrealized losses on investments of $816 million; we consider all such declines in estimated fair value to be temporary.

          Estimated fair values for our investments are determined based on estimates from nationally recognized pricing services, broker-dealer market makers, and internally developed methods. Our internally developed methods require us to make judgments about the security's credit quality, liquidity and market spread.

          We seek to closely match the estimated duration of our invested assets to the expected duration of our liabilities. When the estimated durations of assets and liabilities are similar, exposure to interest rate risk is minimized because a change in the value of assets should be largely offset by a change in the value of liabilities. A mismatch of the durations of invested assets and liabilities could have a significant impact on our results of operations and financial position.

          Interest-Only Securities

          Interest-only securities represent the right to receive certain future cash flows from securitization transactions structured prior to September 8, 1999, and totaled $141.7 million at December 31, 2001. Such cash flows generally are equal to the value of the principal and interest to be collected on the underlying financial contracts of each securitization in excess of the sum of the principal and interest to be paid on the securities sold and contractual servicing fees. We carry interest-only securities at estimated fair value. We determine fair value by discounting the projected cash flows over the expected life of the receivables sold using current estimates of future prepayment, default, loss and interest rates. We record any unrealized gain or loss determined to be temporary, net of tax, as a component of shareholders' equity. Declines in value are considered to be other than temporary when: (i) the fair value of the security is less than its carrying value; and (ii) the timing and/or amount of cash expected to be received from the security has changed adversely from the previous valuation which determined the carrying value of the security. When declines in value considered to be other than temporary occur, we reduce the amortized cost to estimated fair value and recognize a loss in the statement of operations. The assumptions used to determine new values are based on our internal evaluations and consultation with external advisors having significant experience in valuing these securities.

          The determination of the value of our interest-only securities requires significant judgment. The Company has recognized significant impairment charges when the interest-only securities did not perform as well as anticipated based on our assumptions and expectations.

          Our current valuation of interest-only securities may prove inaccurate in future periods. In the securitizations to which these interest-only securities relate, our finance subsidiary has retained certain contingent risks in the form of guarantees of certain lower rated securities issued to third parties by the securitization trusts. As of December 31, 2001, the total amount of these guarantees was $1.5 billion. If we have to make more payments on these guarantees than anticipated, or we experience higher than anticipated rates of loan prepayments, including those due to foreclosures or charge-offs, or any adverse changes in our other assumptions used for such valuation (such as interest rates and our loss mitigation policies), we could be required to recognize additional impairment charges (including potential payments related to $1.5 billion of guarantees) which could have a material adverse effect on our financial condition or results of operations. We consider any estimated payments related to these guarantees in the projected cash flows used to determine the value of our interest-only securities.

          Finance Receivables

          At December 31, 2001, the balance of our finance receivables was $18.0 billion. This value is significantly affected by our assessment of the collectibility of the receivables, servicing actions and the provision for credit losses that we establish.

          The provision for credit losses charged to expense is based upon an assessment of current and historical loss experience, loan portfolio trends, the value of collateral, prevailing economic and business conditions, and other relevant factors. We reduce the carrying value of finance receivables to net realizable value at the earlier of: (i) six months of contractual delinquency; or (ii) when we take possession of the property securing the finance receivable. Estimates of the provision are revised each period, and changes are recorded in the period they become known. A significant change in the level of collectible finance receivables would have a significant adverse effect on our results of operations and financial position in future periods.

          Cost of Policies Purchased and Cost of Policies Produced

          At December 31, 2001, the combined balance of our cost of policies purchased and cost of policies produced was $4.2 billion. The recovery of these costs is dependent on the future profitability of the related business.

          Each year, we evaluate the recoverability of the unamortized balance of the cost of policies purchased and the cost of policies produced. We consider estimated future gross profits or future premiums, expected mortality or morbidity, interest earned and credited rates, persistency and expenses in determining whether the balance is recoverable. If we determine a portion of the unamortized balance is not recoverable, it is charged to amortization expense.

          The assumptions we use to amortize and evaluate the recoverability of the cost of policies produced and cost of policies purchased involve significant judgment. A revision to these assumptions could have a significant adverse effect on our results of operations and financial position in future periods.

          Goodwill

          At December 31, 2001, the balance of our goodwill was $3.7 billion. The recovery of this asset is dependent on the fair value of the life insurance business to which it relates. (The acquisition of Conseco Finance was accounted for as a pooling of interests: accordingly, there is no goodwill associated with our finance segment). Under generally accepted accounting principles in effect through December 31, 2001, these assets were generally amortized over a 40-year period, and were tested periodically to determine if they were recoverable from projected undiscounted net cash flows from earnings of the subsidiaries over the remaining amortization period. Effective in 2002, goodwill will no longer be amortized but will be subject to annual (or under certain circumstances more frequent) impairment tests based on the estimated fair value of the business units which comprise our insurance segment. There are numerous assumptions and estimates underlying the determination of the estimated fair value of these businesses. Different valuation methods and assumptions can produce significantly different results which could affect the amount of any potential impairment charge that might be required to be recognized.

          The Company is currently evaluating the carrying value of goodwill under the new impairment test effective in 2002. We expect to record some level of impairment of goodwill in 2002 as a result of adopting this standard; however, the amount of such impairment, which could be material, is unknown at this time and is dependent upon the estimated fair market value of the insurance segment, which is currently in process. If we determine that an impairment charge is necessary based on our initial test, the rules require that we recognize the charge in the first quarter of 2002 (through restatement of first quarter results, if such impairment test is completed subsequent to March 31, 2002, as permitted by the transition provisions of the new rules). Although this standard will increase the Company's results of operations in the future due to the elimination of goodwill amortization from our statement of operations, any impairments would result in a charge. See "Consolidated Financial Condition" and the notes to our consolidated financial statements for further description of the new impairment test.

          Income Taxes

          Our income tax expense includes deferred income taxes arising from temporary differences between the financial reporting and tax bases of assets and liabilities and net operating loss carryforwards. These amounts are reflected in the balance of our income tax assets which totaled $678.1 million at December 31, 2001. In assessing the realization of our deferred income tax assets, we consider whether it is more likely than not that the deferred income tax assets will be realized. The ultimate realization of our deferred income tax assets depends upon generating future taxable income during the periods in which our temporary differences become deductible and before our net operating loss carryforwards expire. We evaluate the recoverability of our deferred income tax assets by assessing the need for a valuation allowance on a quarterly basis. If we determine that it is more likely than not that our deferred income tax assets will not be recovered, a valuation allowance will be established against some or all of our deferred income tax assets. This could have a significant effect on our future results of operations and financial position.

          No valuation allowance has been provided on our deferred income tax assets at December 31, 2001, as we believe it is more likely than not that all such assets will be realized. We reached this conclusion after considering the availability of taxable income in prior carryback years, tax planning strategies, and the likelihood of future taxable income exclusive of reversing temporary differences and carryforwards. Differences between forecasted and actual future operating results could adversely impact our ability to realize our deferred income tax assets.

          To utilize all of our net operating loss carryforwards before expiration, we would need to generate minimum taxable income by group of:

     o $201.4 million before 2016 in our insurance subsidiaries;

     o $142.8million before 2018 in certain of our acquired companies; and

     o $832.1 million before 2020 in our finance subsidiaries, certain insurance subsidiaries and corporate operations.

          In recent years, we have had losses before income taxes for financial reporting purposes. However, we believe that existing levels of income from our continuing operations coupled with changes in our operations that either have taken place or will take place are sufficient to generate the minimum amounts of taxable income set forth above to utilize our net operating loss carryforwards before they expire. Such changes include: (i) reduction in corporate obligations; (ii) various cost saving initiatives; (iii) transfer of certain customer service and backroom operations to our India subsidiary; (iv) the discontinuation of certain unprofitable businesses, such as major medical insurance; and (v) other changes in an effort to increase the efficiency of our business operations.

          The following chart reconciles our income (loss) before taxes for financial statement purposes to our taxable income (loss) for income tax purposes:


                                                                 2001          2000        1999
                                                                 ----          ----        ----
                                                                     (Dollars in millions)
Income (loss) before income taxes, minority interest,
    extraordinary gain (loss) and cumulative effect of
    accounting change........................................  $(419.4)    $(1,361.8)    $1,150.9
Adjustments to determine taxable income:
    Net investment income - finance segment assets...........    (37.2)         81.0        257.5
    Venture capital income related to investment
       in TeleCorp PCS, Inc..................................     42.9         199.5       (354.8)
    Gain on sale of finance receivables......................       -             -        (550.6)
    Provision for losses.....................................    284.2         331.3         64.3
    Amortization.............................................    109.6         105.7         96.9
    Special charges..........................................       -          256.9           -
    Impairment charges.......................................    386.9         515.7        554.3
    Distributions on Company-obligated mandatorily
       redeemable preferred securities of subsidiary trusts..   (183.8)       (223.5)      (204.3)
    Extraordinary gain (loss) on extinguishment of debt......     26.5          (7.7)          -
    Cumulative effect of accounting change...................       -           85.1           -
    Tax benefit related to issuance of shares under stock
       option plans..........................................    (68.0)        (18.9)       (71.4)
    Net operations loss deduction............................    (89.9)           -        (489.8)
    Other....................................................    113.6          74.3         43.6
                                                               -------     ---------     --------

       Taxable income for income tax purposes................  $ 165.4     $    37.6     $  496.6
                                                               =======     =========     ========


          At December 31, 2001, Conseco had federal income tax loss carryforwards of $1,176.3 million available (subject to various statutory restrictions) for use on future tax returns. These carryforwards will expire as follows: $2.4 million in 2003; $11.2 million in 2004; $4.9 million in 2005; $.7 million in 2006; $7.9 million in 2007; $7.5 million in 2008; $10.5 million in 2009; $4.6 million in 2010; $5.7 million in 2011; $10.1 million in 2012; $43.9 million in 2013; $6.9 million in 2014; $144.7 million in 2016; $24.0 million in 2017; $242.0 million in 2018; $159.1 million in 2019; and $490.2 million in
2020.

          Based on our projections of future taxable income, we expect to utilize the largest portion of our net operating loss carryforwards relating to our non-life insurance companies of $832.1 million over the next four to five years. Approximately, 90 percent of our net operating loss carryforwards do not begin to expire until 2016. Finally, based on our projections of future financial reporting income and assuming that our deferred income tax assets and liabilities reverse to the extent of future projected financial reporting income, we expect to utilize all of our net deferred income tax assets of $662.7 million over the next four or five years.

          Liabilities for Insurance Products

          At December 31, 2001, the total balance of our liabilities for insurance and asset accumulation products was $29.1 billion. These liabilities are often payable over an extended period of time and the profitability of the related products is dependent on the pricing of the products and other factors. Differences between what we expected when we sold these products and actual experience could result in future losses.

          We calculate and maintain reserves for the estimated future payment of claims to our policyholders based on actuarial assumptions. For our health insurance business, we establish an active life reserve plus a liability for due and unpaid claims, claims in the course of settlement and incurred but not reported claims, as well as a reserve for the present value of amounts not yet due on claims. Many factors can affect these reserves and liabilities, such as economic and social conditions, inflation, hospital and pharmaceutical costs, changes in doctrines of legal liability and extra contractual damage awards. Therefore, the reserves and liabilities we establish are necessarily based on extensive estimates, assumptions and historical experience. Establishing reserves is an uncertain process, and it is possible that actual claims will materially exceed our reserves and have a material adverse effect on our results of operations and financial condition. Our financial results depend significantly upon the extent to which our actual claims experience is consistent with the assumptions we used in determining our reserves and pricing our products. If our assumptions with respect to future claims are incorrect, and our reserves are insufficient to cover our actual losses and expenses, we would be required to increase our liabilities, negatively affecting our operating results.

          Liabilities for Loss Contingencies Related to Lawsuits and Our Guarantees of Bank Loans and Related Interest Loans

          We are involved on an ongoing basis in lawsuits relating to our operations, including with respect to sales practices, and we and current and former officers and directors are defendants in pending class action lawsuits asserting claims under the securities laws and in derivative lawsuits. The ultimate outcome of these lawsuits cannot be predicted with certainty. We recognize an estimated loss from these loss contingencies when we believe it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. However, it is difficult to measure the actual loss that might be incurred related to litigation. The ultimate outcome of these lawsuits could have a significant impact on our results of operations and financial position.

          We also establish a liability for potential losses related to our guarantees of bank loans and the related interest loans to approximately 155 current and former directors, officers and key employees for the purchase of Conseco common stock. This liability is based on an assessment of the value of collateral held for the loans, the personal wealth of the participants in the stock purchase plan, and other factors (such as current and expected future earnings of the participants) which could affect the participants' ability to repay the loans. As of December 31, 2001, we had guaranteed loans totaling $545.4 million. In addition, Conseco has provided loans to participants for interest on the bank loans totaling $143.6 million. At December 31, 2001, we had recognized a reserve liability of $420.0 million based on our estimate. A significant change in the ability of participants to meet their obligations related to the bank loans and related interest loans would have a significant effect on our results of operations and financial position.

Insurance and fee-based operations:



                                                                                      2001         2000          1999
                                                                                      ----         ----          ----
                                                                                             (Dollars in millions)
Premiums and asset accumulation product collections:
   Annuities......................................................................   $ 1,744.2    $ 2,255.7    $ 2,473.7
   Supplemental health............................................................     2,347.5      2,263.9      2,206.6
   Life...........................................................................       949.6        934.2        970.7
                                                                                     ---------    ---------    ---------

       Collections on insurance products from continuing operations...............     5,041.3      5,453.8      5,651.0

   Major medical..................................................................       737.1        910.6        855.7
                                                                                     ---------    ---------    ---------

       Total collections on insurance products....................................     5,778.4      6,364.4      6,506.7

   Mutual funds...................................................................       468.7        794.2        479.3
                                                                                     ---------    ---------    ---------

       Total premiums and asset accumulation product collections..................   $ 6,247.1    $ 7,158.6    $ 6,986.0
                                                                                     =========    =========    =========

Average liabilities for insurance and asset accumulation products (excluding discontinued major medical business):
     Annuities:
       Mortality based............................................................   $   425.0    $   454.6    $   600.3
       Equity-linked..............................................................     2,632.2      2,550.6      1,710.1
       Deposit based..............................................................     8,756.0      9,618.1     10,864.7
       Separate accounts and investment trust liabilities.........................     2,401.6      2,684.1      1,717.4
     Health.......................................................................     5,106.3      4,753.9      4,326.1
     Life:
       Interest sensitive.........................................................     4,305.0      4,264.0      4,121.6
       Non-interest sensitive.....................................................     2,691.0      2,682.8      2,799.9
                                                                                     ---------    ---------    ---------

       Total average liabilities for insurance and asset accumulation products,
         net of reinsurance ceded.................................................   $26,317.1    $27,008.1    $26,140.1
                                                                                     =========    =========    =========

Revenues:
   Insurance policy income........................................................   $ 3,313.5    $ 3,315.0    $ 3,174.3

   Net investment income:
     General account invested assets..............................................     1,788.7      1,882.7      1,959.5
     Equity-indexed products based on the change in value of the S&P 500
       Call Options...............................................................      (114.2)      (111.0)        46.0
     Separate account assets......................................................      (172.2)       246.0        172.8
   Fee revenue and other income...................................................       101.1        129.0        111.7
                                                                                     ---------    ---------    ---------

       Total revenues (a).........................................................     4,916.9      5,461.7      5,464.3
                                                                                     ---------    ---------    ---------

Expenses:
   Insurance policy benefits......................................................     2,457.0      2,440.9      2,176.0
   Amounts added to policyholder account balances:
     Annuity products and interest-sensitive life products other than those
       listed below...............................................................       578.1        615.2        666.4
     Equity-indexed products based on S&P 500 Index...............................          .8         11.4        141.3
     Separate account liabilities.................................................      (172.2)       246.0        172.8
   Amortization related to operations.............................................       592.2        596.0        495.1
   Interest expense on investment borrowings......................................        33.8         18.6         57.9
   Other operating costs and expenses.............................................       584.0        689.9        567.2
                                                                                     ---------    ---------    ---------

       Total benefits and expenses (a)............................................     4,073.7      4,618.0      4,276.7
                                                                                     ---------    ---------    ---------

       Operating income before goodwill amortization, income taxes and
         minority interest........................................................       843.2        843.7      1,187.6

Goodwill amortization.............................................................      (111.8)      (105.7)       (96.9)
Net investment losses, including related costs and amortization...................      (373.4)      (304.9)      (172.1)
Special charges and additional amortization.......................................       (56.5)       (25.6)          -
                                                                                     ---------    ---------    ---------

       Income before income taxes and minority interest...........................  $    301.5    $   407.5    $   918.6
                                                                                     =========    =========    =========

                                   (continued)

                                         (continued from previous page)

                                                                                        2001          2000         1999
                                                                                        ----          ----         ----
                                                                                             (Dollars in millions)

Ratios:
   Investment income, net of interest credited on annuities and universal life products and interest expense on investment borrowings, as a percentage of average liabilities for insurance and asset accumulation
     products (b)...................................................................      4.45%        4.59%        4.52%
   Operating costs and expenses (excluding amortization of cost of policies produced and cost of policies purchased) as a percentage of average
     liabilities for insurance and asset accumulation products......................      2.22%        2.55%        2.17%

Health loss ratios:
   All health lines:
     Insurance policy benefits......................................................  $1,750.4     $1,741.1     $1,502.5
     Loss ratio.....................................................................     74.28%       76.21%       68.61%

   Medicare supplement:
     Insurance policy benefits......................................................    $635.9       $675.5       $638.1
     Loss ratio.....................................................................     65.25%       71.60%       68.95%

   Long-term care:
     Insurance policy benefits......................................................    $762.7       $691.5       $545.0
     Loss ratio.....................................................................     86.39%       84.17%       71.98%
     Interest-adjusted loss ratio...................................................     67.32%       66.77%       51.10%

   Specified disease:
     Insurance policy benefits......................................................    $250.9       $256.4       $232.9
     Loss ratio.....................................................................     67.35%       69.00%       62.03%

   Other:
     Insurance policy benefits......................................................    $100.9       $117.7        $86.5
     Loss ratio.....................................................................     79.66%       79.53%       65.58%

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

          Collections on insurance products from continuing operations in 2001 were $5.0 billion, down 7.6 percent from 2000. Such collections in 2000 were $5.5 billion, down 3.5 percent from 1999. Sales of our equity-indexed and variable annuity products were adversely affected by the stock market performance in 2001. Declines in our financial strength ratings during 2000 and 2001 adversely affected the marketing of our insurance products.

          See "Premium and Asset Accumulation Product Collections" for further analysis.

          Average liabilities for insurance and asset accumulation products, net of reinsurance receivables, were $26.3 billion in 2001, down 2.6 percent from 2000, and $27.0 billion in 2000, up 3.3 percent over 1999. Such decrease in 2001 reflects: (i) the decreased sales of interest-sensitive products (surrenders exceeded new sales in 2001); and (ii) the decreased value of the separate account assets which are equal to the liabilities related to our variable insurance products.

          Insurance policy income is comprised of: (i) premiums earned on policies which provide mortality or morbidity coverage; and (ii) fees and other charges made against other policies. Such income has been relatively stable over the last three years. See "Premium and Asset Accumulation Product Collections" for further analysis.

          Net investment income on general account invested assets (which excludes income on separate account assets related to variable annuities; and the income (loss), cost and change in the fair value of S&P 500 Call Options related to equity-indexed products) decreased by 5.0 percent, to $1,788.7 million, in 2001, and by 3.9 percent, to $1,882.7 million, in 2000. The average balance of general account invested assets increased by .8 percent in 2001 to $25.7 billion and decreased by 1.3 percent in 2000 to $25.5 billion. The yield on these assets was 7.0 percent in 2001, 7.4 percent in 2000 and 7.6 percent in 1999. The decrease reflects general decreases in investment interest rates between periods, and the lower general account invested assets due to decreased sales and higher surrenders.

          Net investment income related to equity-indexed products based on the change in value of the S&P 500 Call Options represents the change in the estimated fair value of our S&P 500 Index Call Options which are purchased in an effort to cover certain benefits accruing to the policyholders of our equity-indexed products. Our equity-indexed products are designed so that the investment income spread earned on the related insurance liabilities should be more than adequate to cover the cost of the S&P 500 Call Options and other costs related to these policies. Option costs that are attributable to benefits provided were $119.0 million, $123.9 million and $96.3 million in 2001, 2000 and 1999, respectively. These costs are reflected in the change in market value of the S&P 500 Call Options included in the investment income amounts. Net investment income related to equity-indexed products before this expense was $4.8 million, $12.9 million and $142.3 million in 2001, 2000 and 1999, respectively. Such amounts were substantially offset by the corresponding charge to amounts added to policyholder account balances for equity-indexed products of $.8 million, $11.4 million and $141.3 million in 2001, 2000 and 1999, respectively. Such income and related charge fluctuated based on the value of options embedded in the Company's equity-indexed annuity products policyholder account balance subject to this benefit and to the performance of the S&P 500 Index to which the returns on such products are linked.

          Net investment income (loss) from separate account assets is offset by a corresponding charge (credit) to amounts added to policyholder account balances for separate account liabilities. Such income (loss) and related charge (credit) fluctuated in relationship to total separate account assets and the return earned on such assets.

          Fee revenue and other income includes: (i) revenues we receive for managing investments for other companies; and (ii) fees received for marketing insurance products of other companies. This amount decreased in 2001 primarily as a result of a decrease in the market value of investments managed for others, upon which these fees are based. This amount increased in 2000 primarily due to the revenues of an insurance marketing company purchased in 2000.

          Insurance policy benefits increased in 2001 and 2000 as a result of the factors summarized in the explanations for loss ratios related to specific products which follow. Loss ratios are calculated by taking the related insurance product's: (i) policy benefits; divided by (ii) policy income.

          The loss ratio for Medicare supplement products improved in 2001 primarily because: (i) our estimate of the 2000 year end reserve proved to be higher than necessary to cover pre-2001 claims; and (ii) were lower than expected claim costs resulting from new government regulations related to amounts due on hospital outpatient claims. Such ratio increased in 2000, for the following reasons: (i) our estimate of 1999 year end reserves proved to be less than necessary to cover pre-2000 claims; (ii) the mix of our Medicare supplement business in 2000 includes a higher percentage of less profitable standard Medicare supplement policies than the prior year (and a lower percentage of more profitable nonstandard policies that we are no longer able to offer to new policyholders); and (iii) a larger portion of certain older blocks of our Medicare supplement business has remained inforce longer than we expected. While the Company benefits from the additional profits earned on the larger blocks of business, the loss ratio will generally increase since the older policies have higher claim costs. Governmental regulations generally require us to attain and maintain a loss ratio, after three years, of not less than 65 percent.

          The loss ratios for long-term care products increased in 2001 and 2000, reflecting: (i) unfavorable claims experience; (ii) refinements made to the reserve estimation process; and (iii) the effects of the asset accumulation phase of these products. The net cash flows from our long-term care products generally result in the accumulation of amounts in the early years of a policy (accounted for as reserve increases) which will be paid out as benefits in later policy years (accounted for as reserve decreases). Accordingly, during the asset accumulation phase of these policies, the loss ratio will increase, but the increase in the change in reserve will be partially offset by investment income earned on the assets which have accumulated. The interest-adjusted loss ratio for long-term care products is calculated by taking the insurance product's (i) policy benefits less interest income on the accumulated assets which back the insurance liabilities; divided by (ii) policy income. In order to improve the profitability of the long-term care product line, we are currently selling products with higher margins and we have continued to apply for appropriate rate increases on older blocks of business.

          Our general expectation is for the loss ratio for specified disease products to be approximately 65 percent. The 2001 and 1999 loss ratio for specified disease products were generally within our expectations. The higher loss ratio in 2000 reflects changes in estimates of period end claim liabilities.

          The loss ratios on our other products will fluctuate due to the smaller size of these blocks of business. The loss ratios on this business have generally been within our expectations during 2001 and 2000.

          Amounts added to policyholder account balances for annuity products decreased by 6.0 percent, to $578.1 million, in 2001, and 7.7 percent, to $615.2 million, in 2000. These decreases reflect a smaller block of this type of annuity business inforce, on the average, over the last 3 years. Average liabilities for these products were $13.1 billion in 2001, down 5.9 percent from 2000, and $13.9 billion in 2000, down 7.4 percent from 1999. The weighted average rate of interest we credit to these annuity liabilities was approximately 4.5 percent during 2001, 2000 and 1999.

          Amounts added to equity indexed products and separate account liabilities correspond to the related investment income accounts described above. Such amount includes the decline in the value of S&P 500 Call Options embedded in the Company's equity-indexed products policyholder account balance.

          Amortization related to operations includes amortization of: (i) the cost of policies produced; and (ii) the cost of policies purchased. Generally, amortization fluctuated in relationship to the total account balances subject to amortization.

          Interest expense on investment borrowings increased in 2001 along with our investment borrowing activities. Average investment borrowings were $1,029.7 million during 2001, compared to $324.4 million during 2000 and $1,081.1 million during 1999. The weighted average interest rate on such borrowings was 3.3 percent, 5.7 percent and 5.4 percent during 2001, 2000 and 1999, respectively. Investment borrowings fluctuate based on the market conditions for these transactions.

          Other operating costs and expenses decreased in 2001 consistent with our cost cutting programs and the current business plans for the segment. The increase in such expenses in 2000 was primarily the result of our increased business and marketing initiatives. The fluctuations in expenses are reflected in the ratio of operating expenses (excluding amortization of cost of policies produced and cost of policies purchased) as a percentage of average liabilities for insurance and asset accumulation products (2.22 percent for 2001, compared to 2.55 percent for 2000 and 2.17 percent for 1999).

          Net investment gains (losses), including related costs and amortization fluctuate from period to period. During 2001, 2000 and 1999, we recognized net investment losses of $413.7 million, $358.3 million and $156.2 million, respectively. The net investment losses during 2001 included: (i) $141.9 million to recognize the impact of higher default rate assumptions on certain structured investments; (ii) $62.4 million to recognize losses on investments held in our private equity portfolio; (iii) $184.8 million to write down lower-rated securities to fair value due to an other-than-temporary decline in fair value or the Company's plan to sell the securities in connection with investment restructuring activities (including purchases of investment grade securities which were subsequently downgraded to below-investment grade: Sunbeam Corp., Enron Corp., Crown Cork & Seal Company Inc., Global Crossing Ltd. and K Mart Corp.); and (iv) $24.6 million of losses from the sales of investments (primarily fixed maturities) which generated proceeds of $24.2 billion. During 2000, we recorded $189.3 million of writedowns; $109.8 million of losses from the sales of investments; and a $59.2 million loss related to the termination of certain swap agreements. During 1999, we recorded $27.8 million of writedowns and $128.4 million of losses from the sales of investments.

          When we sell securities at a gain (loss) and reinvest the proceeds at a different yield, we increase (reduce) the amortization of cost of policies purchased and cost of policies produced in order to reflect the change in future yields. Sales of fixed maturity investments resulted in a reduction in the amortization of the cost of policies purchased and the cost of policies produced of $40.3 million in 2001 and $53.4 million in 2000 and an increase in such amortization in 1999 of $15.9 million.

          Special charges in 2001 were $21.5 million. Such charges primarily relate to severance benefits and costs incurred in conjunction with the transfer of certain customer service and backroom operations to our India subsidiary. These charges are described in greater detail in the notes to the accompanying consolidated financial statements.

          Additional amortization in the insurance segment represents the amortization of the cost of policies produced and cost of policies purchased as a result of changes in our assumptions used to estimate the future gross profits of our annuity business. The cost of policies produced and the cost of policies purchased are amortized in relation to the estimated gross profits to be earned over the life of our annuity products. As a result of economic developments, actual experience of our products and changes in our expectations, we changed our investment yield assumptions used in calculating the estimated gross profits to be earned on our annuity products. Such changes resulted in additional amortization of the cost of policies produced and cost of policies purchased of $35.0 million and $25.6 million in 2001 and 2000, respectively.

Finance operations:


                                                                                      2001         2000          1999
                                                                                      ----         ----          ----
                                                                                           (Dollars in millions)
Contract originations:
   Manufactured housing.........................................................  $ 2,499.5    $ 4,395.8      $ 6,607.3
   Mortgage services............................................................    3,043.7      4,448.3        6,745.8
   Retail credit................................................................    3,585.8      2,582.1        2,036.0
   Consumer finance - closed-end................................................        -          544.6          790.7
   Floorplan....................................................................    2,101.5      3,950.4        5,559.1
   Discontinued.................................................................       86.8        969.1        3,370.1
                                                                                  ---------    ---------      ---------

     Total......................................................................  $11,317.3    $16,890.3      $25,109.0
                                                                                  =========    =========      =========

Sales of finance receivables:
   Manufactured housing.........................................................  $     3.6    $   600.7      $ 5,598.2
   Mortgage services............................................................      833.8        913.1        3,748.4
   Floorplan....................................................................         -            -           117.7
   Retained bonds...............................................................         -            -          (379.7)
   Discontinued lines...........................................................      802.3      1,174.9          574.5
                                                                                  ---------    ---------      ---------

     Total......................................................................  $ 1,639.7    $ 2,688.7      $ 9,659.1
                                                                                  =========    =========      =========

Managed receivables (average):
   Manufactured housing.........................................................  $25,979.1    $25,700.4      $22,899.2
   Mortgage services............................................................   12,555.5     13,254.6       10,237.5
   Retail credit................................................................    2,248.0      1,523.0          937.9
   Consumer finance - closed-end................................................    1,735.2      2,173.1        2,121.6
   Floorplan...................................................................     1,181.7      2,070.4        2,098.4
   Discontinued lines...........................................................      674.7      2,700.3        3,469.2
                                                                                  ---------    ---------      ---------

     Total......................................................................  $44,374.2    $47,421.8      $41,763.8
                                                                                  =========    =========      =========

Revenues:
   Net investment income:
     Finance receivables and other..............................................  $ 2,260.2    $ 1,933.8      $   647.1
     Interest-only securities...................................................       51.5        106.6          185.1
   Gain on sale of finance receivables..........................................       26.9          7.5          550.6
   Fee revenue and other income.................................................      345.0        369.0          372.7
                                                                                  ---------    ---------      ---------

     Total revenues.............................................................    2,683.6      2,416.9        1,755.5
                                                                                  ---------    ---------      ---------

Expenses:
   Provision for losses.........................................................      563.6        354.2          128.7
   Finance interest expense.....................................................    1,234.4      1,152.4          341.3
   Other operating costs and expenses...........................................      642.4        753.5          697.2
                                                                                  ---------    ---------      ---------

     Total expenses.............................................................    2,440.4      2,260.1        1,167.2
                                                                                  ---------    ---------      ---------

     Operating income before impairment charges, special charges, income
       taxes and extraordinary charge...........................................      243.2        156.8          588.3

Impairment charges..............................................................      386.9        515.7          554.3
Special charges.................................................................       21.5        394.3             -
                                                                                  ---------    ---------      ---------

     Income (loss) before income taxes and extraordinary charge.................  $  (165.2)   $  (753.2)     $    34.0
                                                                                  =========    =========      =========

          General: Conseco's finance subsidiaries provide financing for manufactured housing, home equity, home improvements, consumer products and equipment, and provide consumer and commercial revolving credit. Finance products include both fixed-term and revolving loans and leases. Conseco also markets physical damage and other credit protection relating to the loans it services.

          After September 8, 1999, we no longer structure our securitizations in a manner that results in recording a sale of the loans. Instead, new securitization transactions are being structured to include provisions that entitle the Company to repurchase assets transferred to the special purpose entity when the aggregate unpaid principal balance reaches a specified level. Until these assets are repurchased, however, the assets are the property of the special purpose entity and are not available to satisfy the claims of creditors of the Company. In addition, our securitization transactions are structured so that the Company, as servicer for the loans, is able to exercise significant discretion in making decisions about the serviced portfolio. Pursuant to Financial Accounting Standards Board Statement No. 140, "Accounting for the Transfer and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS 140"), such securitization transactions are accounted for as secured borrowings whereby the loans and securitization debt remain on the balance sheet, rather than as sales.

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

          During 2000 and 2001, we completed several actions with respect to Conseco Finance, including: (i) the sale, closing or runoff of several units (including asset-based lending, vendor leasing, bankcards, transportation and park construction); (ii) monetization of certain on-balance sheet financial assets through sales or as collateral for additional borrowings; and (iii) cost savings and restructuring of ongoing businesses such as streamlining of loan origination operations in the manufactured housing and home equity divisions. These courses of action and the change to the portfolio method of accounting have caused significant fluctuations in account balances as further described below. In early 2002, we announced our decision to reduce the size of our floorplan lending business.

          The risks associated with our finance business become more acute in any economic slowdown or recession. Periods of economic slowdown or recession may be accompanied by decreased demand for consumer credit and declining asset values. In the home equity mortgage and manufactured housing businesses, any material decline in real estate values reduces the ability of borrowers to use home equity to support borrowing and increases the loan-to-value ratios of loans previously made, thereby weakening collateral coverage and increasing the size of losses in the event of a default. Delinquencies, foreclosures and losses generally increase during economic slowdowns or recessions. Proposed changes to the federal bankruptcy laws applicable to individuals would make it more difficult for borrowers to seek bankruptcy protection, and the prospect of these changes may encourage certain borrowers to seek bankruptcy protection before the law changes become effective, thereby increasing delinquencies. For our finance customers, loss of employment, increases in cost-of-living or other adverse economic conditions would impair their ability to meet their payment obligations. Higher industry inventory levels of repossessed manufactured homes may affect recovery rates and result in future impairment charges and provision for losses. In addition, in an economic slowdown or recession, our servicing and litigation costs increase. Any sustained period of increased delinquencies, foreclosures, losses or increased costs would adversely affect our financial condition and results of operations.

          Loan originations in 2001 were $11.3 billion, down 33 percent from 2000. Loan originations in 2000 were $16.9 billion, down 33 percent from 1999. The primary reason for the decrease was our decision to no longer originate certain lines of business and to manage our growth consistent with our revised business plan. This strategy allowed the finance segment to enhance net interest margins, to reduce the amount of cash required for new loan originations, and to transfer cash to the parent company.

          Sales of finance receivables have decreased since 1999 as a result of the change in the structure of our securitizations. The sales of finance receivables in 2001 and 2000 are further explained below under "Gain on sale of finance receivables".

          Managed receivables include finance receivables recorded on our consolidated balance sheet and those managed by us but applicable to holders of asset-backed securities sold in securitizations structured in a manner that resulted in gain-on-sale revenue. Average managed receivables decreased to $44.4 billion in 2001, down 6.4 percent from 2000, and increased to $47.4 billion in 2000, up 14 percent over 1999.

          Net investment income on finance receivables and other consists of:
(i) interest earned on finance receivables; and (ii) interest income on short-term and other investments. Such income increased by 17 percent, to $2,260.2 million, in 2001 and by 199 percent, to $1,933.8 million, in 2000, consistent with the increases in average on-balance sheet finance receivables following the September 8, 1999 change in the manner in which we structure our securitizations as described above. The weighted average yields earned on finance receivables and other investments were 12.8 percent, 13.0 percent and
11.1 percent during 2001, 2000 and 1999, respectively. As a result of the change in the structure of our securitizations, future interest earned on finance receivables should increase as our average on-balance sheet finance receivables increase.

          Net investment income on interest-only securities is the income recognized on the interest-only securities we retain after we sell finance receivables. Such income decreased by 52 percent, to $51.5 million, in 2001 and by 42 percent, to $106.6 million, in 2000. These fluctuations are consistent with the change in the average balance of interest-only securities. The weighted average yields earned on interest-only securities were 13.2 percent, 13.4 percent and 14.6 percent during 2001, 2000 and 1999, respectively. As a result of the change in the structure of our securitizations, our securitizations are accounted for as secured borrowings and we do not recognize gain-on-sale revenue or additions to interest-only securities from such transactions. Accordingly, future investment income accreted on the interest-only security will decrease, as cash remittances from the prior gain-on-sale securitizations reduce the interest-only security balances. In addition, the balance of the interest-only securities was reduced by $533.8 million in 1999, $504.3 million in 2000 (including $70.2 million due to the accounting change described in note 1 to the accompanying consolidated financial statements) and $264.8 million in 2001 due to impairment charges. Impairment charges are further explained below.

          Gain on sales of finance receivables resulted from various loan sale transactions in 2001 and 2000. During 2001, we sold $1.6 billion of finance receivables which included: (i) our $802.3 million vendor services loan portfolio (which was marked-to-market in the fourth quarter of 2000 and no additional gain or loss was recognized in 2001); (ii) $568.4 million of high-loan-to-value mortgage loans; and (iii) $269.0 million of other loans. These sales resulted in net gains of $26.9 million. The Company entered into a servicing agreement on the high-loan-to-value mortgage loans sold. Pursuant to the servicing agreement, the servicing fees payable to the Company are senior to all other payments of the trust which purchased the loans. The Company also holds a residual interest in certain other cash flows of the trust. The Company did not provide any guarantees with respect to the performance of the loans sold. In 2000, we sold approximately $147.1 million of finance receivables in whole-loan sales resulting in net gains of $7.5 million. Gain on sales of finance receivables in 2000 excludes the gain realized on the sale of our bankcard portfolio which is included in special charges.

          During 1999, the Company sold $9.7 billion of finance receivables in securitizations structured as sales and recognized gains of $550.6 million. During 2001 and 2000, we recognized no gain on sale related to securitized transactions.

          Fee revenue and other income includes servicing income, commissions earned on insurance policies written in conjunction with financing transactions and other income from late fees. Such income decreased by 6.5 percent, to $345.0 million, in 2001 and by 1.0 percent, to $369.0 million, in 2000. Such decreases are primarily due to decreases in commission income as a result of reduced origination activities and the termination of sales of single premium credit life insurance. In addition, as a result of the change in the structure of our securitizations, we no longer record an asset for servicing rights at the time of our securitizations, nor do we record servicing fee revenue; instead, the entire amount of interest income is recorded as investment income. The amount of servicing income (which is net of the amortization of servicing assets and liabilities) was $115.3 million in 2001, $108.2 million in 2000 and $165.3 million in 1999. However, we expect servicing income to decline in future periods as the managed receivables in these securitizations are paid down. In 2000, the decrease in servicing income was partially offset by higher commissions and late fee income.

          Provision for losses related to finance operations increased by 59 percent, to $563.6 million, in 2001 and by 175 percent, to $354.2 million, in 2000. These amounts relate to our on-balance sheet receivables. The increase is principally due to the increase in loans held on our balance sheet and an increase in delinquencies. In 2001, on-balance sheet finance receivables increased 9.2 percent to $18.0 billion as compared to 2000. At December 31, 2001 and 2000, the 60-days-and-over delinquencies as a percentage of on-balance sheet finance receivables were 2.19 percent and 1.48 percent, respectively. Under the portfolio method, we estimate an allowance for credit losses based upon our assessment of current and historical loss experience, loan portfolio trends, the value of collateral, prevailing economic and business conditions, and other relevant factors. Increases in our allowance for credit losses are recognized as expense based on our current assessments of such factors. For loans previously recorded as sales, the anticipated discounted credit losses over the expected life of the loans were reflected through a reduction in the gain-on-sale revenue recorded at the time of securitization.

          Our credit losses as a percentage of related loan balances for our on-balance sheet portfolio have been increasing over the last several quarters (1.69 percent, 1.96 percent, 2.25 percent, 2.39 percent and 2.50 percent for the quarters ended December 31, 2000, March 31, 2001, June 30, 2001, September 30, 2001 and December 31, 2001, respectively). We believe such increases reflect:
(i) the natural increase in delinquencies in some of our products as they age into periods at which we have historically experienced higher delinquencies;
(ii) the increase in retail credit receivables which typically experience higher credit losses; (iii) economic factors which have resulted in an increase in defaults; and (iv) a decrease in the recovery rates when repossessed properties are sold given current industry levels of repossessed assets.

          At December 31, 2001, the Company had a total of 24,131 unsold properties (15,531 of which relate to our off-balance sheet securitizations) in repossession or foreclosure, compared to 20,110 properties at December 31, 2000. We reduce the value of repossessed property to our estimate of net realizable value upon foreclosure. With respect to our managed manufactured housing portfolio, we liquidated 25,750 units at an average loss severity rate (the ratio of the loss realized to the principal balance of the foreclosed loan) of 57 percent in 2001 compared to 23,861 units at an average loss severity rate of 54 percent in 2000. The loss severity rate related to our on-balance sheet manufactured housing portfolio was 49 percent in 2001, compared to 48 percent in 2000. We believe the higher average severity rate in 2001 related to our on-balance sheet manufactured housing portfolio is consistent with the aging of such portfolio. The higher industry levels of repossessed manufactured homes which we believe existed in the marketplace at December 31, 2001, may adversely affect recovery rates, specifically wholesale severity, as other lenders (including lenders who have exited the manufactured home lending business) have acted to more quickly dispose of repossessed manufactured housing inventory. Additionally, the higher levels of repossessed inventory that currently exists in the marketplace may make it more difficult for us to liquidate our inventory at or near historical recovery rates. In order to maintain recovery levels, we may decide to hold inventory longer potentially causing our repossessed inventory level to temporarily grow. We believe that our severity rates are positively impacted by our use of retail channels to dispose of repossessed inventory (where the repossessed units are sold through: (i) Company-owned sales lots; or (ii) our dealer network). We currently liquidate approximately 70 percent of our repossessed units through the retail channel; thus, we rely less on the wholesale channel (through which recovery rates are typically lower). We intend to continue to focus on the retail channel in an effort to maximize our recovery rates.

          The Company believes that its historical loss experience has been favorably affected by various loss mitigation policies. Under one such policy, the Company works with the defaulting obligor and its dealer network to find a new buyer who meets our underwriting standards and is willing to assume the defaulting obligor's loan. Under other loss mitigation policies, the Company may permit qualifying obligors (obligors who are currently unable to meet the obligations under their loans, but are expected to be able to meet them in the future under modified terms) to defer scheduled payments or the Company may reduce the interest rate on the loan, in an effort to avoid loan defaults.

          Due to the prevailing economic conditions in 2001, the Company increased the use of the aforementioned mitigation policies. Based on past experience, we believe these policies will reduce the ultimate losses we recognize. If we apply loss mitigation policies, we generally reflect the customer's delinquency status as not being past due. Accordingly, the loss mitigation policies favorably impact our delinquency ratios. We attempt to appropriately reserve for the effects of these loss mitigation policies when establishing loan loss reserves. These policies are also considered when we determine the value of our retained interests in securitization trusts (including interest-only securities). Loss mitigation policies were applied to
8.8 percent of average managed accounts in 2001 compared to 7.0 percent in 2000. Such loss mitigation policies were applied to 1.3 percent, 1.5 percent, 2.9 percent and 3.1 percent of average managed accounts during the first, second, third and fourth quarters of 2001, respectively.

          Finance interest expense represents interest expense incurred by the finance segment. This interest expense increased by 7.1 percent, to $1,234.4 million, in 2001 and by 238 percent, to $1,152.4 million, in 2000. Such fluctuations were the net result of: (i) increased borrowings to fund the increased finance receivables; and (ii) different average borrowing rates. Our average borrowing rate was 7.0 percent, 7.7 percent and 5.8 percent during 2001, 2000 and 1999, respectively. The decrease in average borrowing rates in 2001 as compared to 2000 is primarily due to the decrease in the general interest rate environment between periods.

          Under the portfolio method, we recognize interest expense on the securities issued to investors in the securitization trusts. These securities typically have higher interest rates than our other debt. However, the decrease in the average borrowing rate in 2001 was favorably impacted by the decrease in the general interest rate environment. The average borrowing rate during 1999 was favorably impacted by the use of relatively lower rate borrowings from the parent company to fund finance receivables of Conseco Finance. (Given the liquidity needs of the parent, its inability to access lower interest rate borrowings, and bank loan restrictions, the parent was unable to loan additional amounts to the finance segment during most of 2000 and 2001).

          Other operating costs and expenses include the costs associated with servicing our managed receivables, and non-deferrable costs related to originating new loans. Such expense decreased by 15 percent, to $642.4 million, in 2001 and increased by 8.1 percent, to $753.5 million, in 2000. In 2001, we began to realize the cost savings from the previously announced restructuring of Conseco Finance. In 2000, such costs increased consistent with the prior business plans for the segment, partially offset by cost savings from the restructuring of Conseco Finance. Other operating costs and expenses decreased $62.5 million to $345.5 million in the second half of 2000, as compared to the first half of 2000.

          Impairment charges represent reductions in the value of our retained interests in securitization trusts (including interest-only securities and servicing rights) recognized as a loss in the statement of operations. We carry interest-only securities at estimated fair value, which is determined by discounting the projected cash flows over the expected life of the receivables sold using current prepayment, default, loss and interest rate assumptions. We consider any potential payments related to the guarantees of certain lower rated securities issued by the securitization trusts in the projected cash flows used to determine the value of our interest-only securities. When declines in value considered to be other than temporary occur, we reduce the amortized cost to estimated fair value and recognize a loss in the statement of operations. The assumptions used to determine new values are based on our internal evaluations and consultation with external advisors having significant experience in valuing these securities. Under current accounting rules (pursuant to EITF 99-20) which we adopted effective July 1, 2000, declines in the value of our interest-only securities are recognized when: (i) the fair value of the security is less than its carrying value; and (ii) the timing and/or amount of cash expected to be received from the security has changed adversely from the previous valuation which determined the carrying value of the security. When both occur, the security is written down to fair value.

          We recognized an impairment charge of $386.9 million in 2001 which included an impairment charge of $264.8 million related to our interest-only securities. During 2001, our interest-only securities did not perform as well as anticipated. In addition, our expectations regarding future economic conditions changed. Accordingly, we increased our default and severity assumptions related to the performance of the underlying loans to be consistent with our expectations. The impairment charge also included a $122.1 million increase in the valuation allowance related to our servicing rights as a result of the changes in assumptions. Such assumptions reflect the subordination of the servicing fees to other cash flows in certain securitization transactions. We carry our servicing rights at the lower of carrying value or estimated fair value. Refer to "Finance Receivables and Retained Interests in Securitization Trusts --- Retained Interests in Securitization Trusts" for additional discussion of the impairment charge and interest-only securities.

          During 2000, actual default and loss trends were worse than our previous estimates. In light of these trends, management analyzed the assumptions used to determine the estimated fair value of the interest-only securities and made changes to the credit loss assumptions and the discount rate used to determine the value of our securities. These changes also reflected other economic factors and further methodology enhancements made by the Company. As a result, the expected future cash flows from interest-only securities changed adversely from previous estimates. Pursuant to the requirements of EITF 99-20, the effect of these changes was reflected immediately in earnings as an impairment charge. The effect of the impairment charge and adjustments to the value of our interest-only securities and servicing rights totaled $515.7 million ($324.9 million after the income tax benefit) for 2000 (in addition to the cumulative effect of adopting EITF 99-20 of $70.2 million, or $45.5 million after the income tax benefit).

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

          Special charges in the finance segment for 2001 include: (i) the loss related to the sale of certain finance receivables of $11.2 million; (ii) severance benefits, litigation reserves and other restructuring charges of $12.8 million; (iii) a $7.5 million charge related to the decision to discontinue the sale of certain types of life insurance in conjunction with lending transactions; and (iv) a $10.0 million benefit due to the reduction in the value of the warrant held by Lehman to purchase five percent of Conseco Finance which was caused by a decrease in the value of Conseco Finance. Special charges recorded in 2000 include: (i) the $103.3 million reduction in the value of finance receivables identified for sale; (ii) the $53.0 million loss on the sale of asset-based loans; (iii) $29.5 million of costs related to closing offices and streamlining businesses; (iv) $35.8 million related to the abandonment of computer processing systems; (v) $30.3 million of fees paid to Lehman Brothers, Inc. and its affiliates (collectively "Lehman") including a $25.0 million fee paid in conjunction with the sale of $1.3 billion of finance receivables to Lehman; (vi) the issuance of a warrant valued at $48.1 million related to the modification of the Lehman master repurchase financing facilities; (vii) the $51.0 million loss on sale of transportation loans and vendor services financing business; (viii) a $48.0 million increase in the allowance for loan losses at our bank subsidiary; and (ix) $4.7 million of net gains related to the sale of certain lines of business, net of other items. These charges are described in greater detail in the note to the accompanying financial statements entitled "Special Charges".

Corporate operations:

                                                                                    December 31
                                                                           ------------------------------
                                                                           2001        2000          1999
                                                                           ----        ----          ----
                                                                                (Dollars in millions)
   Interest expense on corporate debt, net of investment
       income on cash and cash equivalents....................             $(352.2)   $  (417.1)    $(245.9)
   Allocation of net interest expense to the finance segment..                 6.5        126.9        63.1
   Investment income..........................................                 4.4         31.3        32.3
   Other items................................................               (24.5)       (16.6)       67.9
                                                                           -------    ---------     -------

       Operating loss before non-operating items, income
         taxes, minority and extraordinary gain (loss)........              (365.8)      (275.5)      (82.6)

   Provision for losses and expense related to stock purchase
     plan.....................................................              (169.6)      (231.5)      (18.9)
   Venture capital income (loss) related to investment in
     TeleCorp, net of related expenses........................               (23.4)      (152.8)      261.5
   Discontinued major medical business and other..............               (53.0)       (51.3)       38.3
   Gain on sale of interest in riverboat......................               192.4           -           -
   Special charges and additional amortization................              (136.3)      (305.0)         -
                                                                           -------    ---------     -------

       Income (loss) before income taxes and minority
         interest.............................................             $(555.7)   $(1,016.1)    $ 198.3
                                                                           =======    =========     =======


          Interest expense on corporate debt, net of investment income on cash and cash equivalents has decreased as a result of the repayment of debt. Amounts allocated to the finance segment have decreased as Conseco Finance has repaid debt owed to the parent and as a result of the conversion of $750 million of an intercompany note to preferred stock in 2000. The average debt outstanding was $4.5 billion, $5.2 billion and $4.1 billion in 2001, 2000 and 1999, respectively. The average interest rate on such debt was 8.2 percent, 8.4 percent and 6.1 percent in 2001, 2000 and 1999, respectively. In addition, the margin to LIBOR on our bank credit facilities increased when we renegotiated that debt in 2000.

          Investment income includes the income from our investment in a riverboat casino (prior to its sale) and miscellaneous other income.

          Other items include general corporate expenses, net of amounts charged to subsidiaries for services provided by the corporate operations.

          Provision for losses and expense related to stock purchase plan represents the non-cash provision we established in connection with: (i) our guarantees of bank loans to approximately 155 current and former directors, officers and key employees and our related loans for interest; and (ii) the liability related to the pay for performance benefits related to the loan program. The funds from the bank loans were used by the participants to purchase approximately 18.0 million shares of Conseco common stock. In 2001, 2000 and 1999, we established provisions of $169.6 million, $231.5 million and $18.9 million, respectively, in connection with these guarantees and loans. At December 31, 2001, the reserve for losses on the loan guarantees and the liability related to the pay for performance benefits totaled $420.0 million and the outstanding balance on the bank loans was $545.4 million. In addition, Conseco has provided loans to participants for interest on the bank loans totaling $143.6 million.

          Venture capital income (loss) relates to our investment in TeleCorp, a company in the wireless communication business. Our investment in TeleCorp is carried at estimated fair value, with changes in fair value recognized as investment income. The market values of TeleCorp and many other companies in this sector have declined significantly in recent periods. In the first quarter of 2002, AT&T Wireless Services, Inc. ("AWE") completed its merger with TeleCorp. This transaction is described in greater detail in the notes to the consolidated financial statements.

          The discontinued major medical business includes individual and group major medical health insurance products. These lines of business had losses of $53.0 million and $51.3 million in 2001 and 2000, respectively, and income of $38.3 million in 1999.

          Gain on sale of interest in riverboat represents the gain recognized as a result of our sale of our 29 percent ownership interest in the riverboat casino in Lawrenceberg, Indiana, for $260 million.

          Special charges in corporate operations for 2001 include: (i) litigation accrual and expenses of $23.8 million; (ii) severance benefits of $2.9 million; (iii) losses related to office closings and the sale of artwork totaling $6.8 million; (iv) losses related to disputed reinsurance balances totaling $8.5 million; and (v) other losses totaling $16.9 million. Special charges in 2000 include: (i) advisory and professional fees related to debt restructuring of $9.9 million; (ii) a portion of the loss on the sale of asset-backed loans (excluding loss related to loans held by the finance segment) of $15.2 million; (iii) advisory fees paid to investment banks of $44.0 million;
(iv) the loss related to our exit from the subprime automobile business of $71.6 million; (v) the amount paid to a terminated executive pursuant to his employment agreement of $72.5 million; (vi) the amount paid to the newly hired Chief Executive Officer of $45.0 million; (vii) the value of warrants issued to release the newly hired Chief Executive Officer from a noncompete provision of a prior agreement of $21.0 million; and (viii) other charges of $25.8 million. These charges are described in greater detail in the note to the accompanying consolidated financial statements entitled "Special Charges".

          Additional amortization in the corporate operations represents unrecoverable cost of policies produced and cost of policies purchased related to the major medical business we are not renewing. The additional amortization recognized in 2001 was $77.4 million.

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

          Agents, insurance brokers and marketing companies who market our products and prospective purchasers of our products use the ratings of our insurance subsidiaries as an important factor in determining which insurer's products to market or purchase. Ratings have the most impact on our annuity and interest-sensitive life insurance products. During 2000, rating agencies lowered their financial strength ratings of our insurance companies, and many were placed on review as the agencies analyzed the impact of the events which occurred during 2000. Such rating actions adversely affected the marketing and persistency of our insurance products and other asset accumulation products. On November 7, 2000, A.M. Best upgraded the financial strength ratings of our principal insurance subsidiaries to A- (Excellent) from B++ (Very Good). On October 3, 2001, A.M. Best placed the Company's principal insurance subsidiaries "under review with negative implications" following our announcement regarding charges to be taken in the third quarter of 2001. We are not able to predict whether the Company's principal insurance subsidiaries will maintain their current A- ratings. If such ratings are downgraded, sales of our insurance products could fall significantly and existing policyholders may redeem or lapse their policies, causing a material and adverse impact on our financial results and liquidity.

          We set the premium rates on our health insurance policies based on facts and circumstances known at the time we issue the policies and on assumptions about numerous variables, including the actuarial probability of a policyholder incurring a claim, the severity, and the interest rate earned on our investment of premiums. In setting premium rates, we consider historical claims information, industry statistics, premiums charged by competitors and other factors. If our actual claims experience proves to be less favorable than we assumed and we are unable to raise our premium rates, our financial results will be adversely affected. We generally cannot raise our premiums in any state unless we first obtain the approval of the insurance regulator in that state. We review the adequacy of our premium rates regularly and file requests for rate increases on our products when we believe existing premium rates are too low. It is possible that we will not be able to obtain approval for premium rate increases from currently pending requests or requests filed in the future. If we are unable to raise our premium rates because we fail to obtain approval for a rate increase in one or more states, our financial results will be adversely affected. If we are successful in obtaining regulatory approval to raise premium rates due to unfavorable actual claims experience, the increased premium rates may reduce the volume of our new sales and cause existing policyholders to allow their policies to lapse. This would reduce our premium income in future periods. Increased lapse rates also could require us to expense all or a portion of the cost of policies produced or the cost of policies purchased relating to lapsed policies in the period in which those policies lapse, adversely affecting our financial results in that period.

          Total premiums and accumulation product collections were as follows:

                                                                                      2001         2000          1999
                                                                                      ----         ----          ----
                                                                                            (Dollars in millions)
Premiums collected by our insurance subsidiaries:
   Annuities:
     Equity-indexed (first-year)....................................................  $  348.3     $  602.9     $  871.9
     Equity-indexed (renewal).......................................................      33.3         40.6         39.9
                                                                                      --------     --------     --------
       Subtotal - equity-indexed annuities..........................................     381.6        643.5        911.8
                                                                                      --------     --------     --------
     Other fixed (first-year).......................................................     914.5        679.4        896.4
     Other fixed (renewal)..........................................................      39.5         61.3         62.1
                                                                                      --------     --------     --------
       Subtotal - other fixed annuities.............................................     954.0        740.7        958.5
                                                                                      --------     --------     --------
     Variable (first-year)..........................................................     313.5        747.8        519.1
     Variable (renewal).............................................................      95.1        123.7         84.3
                                                                                      --------     --------     --------
       Subtotal - variable annuities................................................     408.6        871.5        603.4
                                                                                      --------     --------     --------

         Total annuities............................................................   1,744.2      2,255.7      2,473.7
                                                                                      --------     --------     --------

   Supplemental health:
     Medicare supplement (first-year)...............................................     121.4        101.9        106.8
     Medicare supplement (renewal)..................................................     853.7        829.1        808.8
                                                                                      --------     --------     --------
       Subtotal - Medicare supplement...............................................     975.1        931.0        915.6
                                                                                      --------     --------     --------
     Long-term care (first-year)....................................................     105.2        119.2        127.1
     Long-term care (renewal).......................................................     783.1        716.8        666.4
                                                                                      --------     --------     --------
       Subtotal - long-term care....................................................     888.3        836.0        793.5
                                                                                      --------     --------     --------
     Specified disease (first-year).................................................      45.1         39.1         39.0
     Specified disease (renewal)....................................................     329.7        332.0        337.3
                                                                                      --------     --------     --------
       Subtotal - specified disease.................................................     374.8        371.1        376.3
                                                                                      --------     --------     --------
     Other health (first-year)......................................................      11.5         29.9         23.8
     Other health (renewal).........................................................      97.8         95.9         97.4
                                                                                      --------     --------     --------
         Total - other health.......................................................     109.3        125.8        121.2
                                                                                      --------     --------     --------

         Total supplemental health..................................................   2,347.5      2,263.9      2,206.6
                                                                                      --------     --------     --------

   Life insurance:
     First-year.....................................................................     198.3        186.6        211.5
     Renewal........................................................................     751.3        747.6        759.2
                                                                                      --------     --------     --------

       Total life insurance.........................................................     949.6        934.2        970.7
                                                                                      --------     --------     --------

       Collections on insurance products from continuing operations.................   5,041.3      5,453.8      5,651.0
                                                                                      --------     --------     --------

   Individual and group major medical:
     Individual (first-year)........................................................     112.8        161.1         96.4
     Individual (renewal)...........................................................     253.4        246.2        233.3
                                                                                      --------     --------     --------
       Subtotal - individual........................................................     366.2        407.3        329.7
                                                                                      --------     --------     --------
     Group (first-year).............................................................      16.4         80.1         53.0
     Group (renewal)................................................................     354.5        423.2        473.0
                                                                                      --------     --------     --------
       Subtotal - group.............................................................     370.9        503.3        526.0
                                                                                      --------     --------     --------

         Total major medical........................................................     737.1        910.6        855.7
                                                                                      --------     --------     --------

   Total first-year premium collections on insurance products.......................   2,187.0      2,748.0      2,945.0
   Total renewal premium collections on insurance products..........................   3,591.4      3,616.4      3,561.7
                                                                                      --------     --------     --------

         Total collections on insurance products....................................  $5,778.4     $6,364.4     $6,506.7
                                                                                      ========     ========     ========

Mutual funds (excludes variable annuities)..........................................  $  468.7     $  794.2     $  479.3
                                                                                      ========     ========     ========


          Annuities include equity-indexed annuities, other fixed annuities and variable annuities sold through both career agents and professional independent producers.

          We introduced our first equity-indexed annuity product in 1996. The accumulation value of these annuities is credited with interest at an annual guaranteed minimum rate of 3 percent (or, including the effect of applicable sales loads, a 1.7 percent compound average interest rate over the term of the contracts). These annuities provide for potentially higher returns based on a percentage of the change in the S&P 500 Index during each year of their term. We purchase S&P 500 Call Options in an effort to hedge increases to policyholder benefits resulting from increases in the S&P 500 Index. Total collected premiums for this product decreased by 41 percent, to $381.6 million, in 2001 and by 29 percent, to $643.5 million, in 2000. The decrease can be attributed to the general stock market performance which has made other investment products more attractive.

          Other fixed rate annuity products include SPDAs, FPDAs and SPIAs, which are credited with a declared rate. The demand for traditional fixed-rate annuity contracts has increased in 2001 as such products became more attractive than equity-indexed or variable annuity products due to the general stock market performance. SPDA and FPDA policies typically have an interest rate that is guaranteed for the first policy year, after which we have the discretionary ability to change the crediting rate to any rate not below a guaranteed rate. The interest rate credited on SPIAs is based on market conditions existing when a policy is issued and remains unchanged over the life of the SPIA. Annuity premiums on these products increased by 29 percent, to $954.0 million, in 2001 and decreased by 23 percent, to $740.7 million, in 2000. Fixed annuity collections in 1999 included $208.8 million of premiums on reinsurance contracts entered into during the year.

          Variable annuities offer contract holders the ability to direct premiums into specific investment portfolios; rates of return are based on the performance of the portfolio. In 1996, we began to offer more investment options for variable annuity deposits, and we expanded our marketing efforts, resulting in increased collected premiums. Our profits on variable annuities come from the fees charged to contract holders. Variable annuity collected premiums decreased by 53 percent, to $408.6 million, in 2001 and increased by 44 percent, to $871.5 million, in 2000. The 2001 decrease can be attributed to the general stock market performance, which has made other investment products more attractive.

          Supplemental health products include Medicare supplement, long-term care, specified disease and other insurance products distributed through a career agency force and professional independent producers. Our profits on supplemental health policies depend on the overall level of sales, the length of time the business remains inforce, investment yields, claim experience and expense management.

          Collected premiums on Medicare supplement policies increased by 4.7 percent, to $975.1 million, in 2001 and by 1.7 percent, to $931.0 million, in 2000. Sales of Medicare supplement policies have been affected by increased premium rates and sales volume.

          Premiums collected on long-term care policies increased by 6.3 percent, to $888.3 million, in 2001 and by 5.4 percent, to $836.0 million, in 2000 due to increases in premium rates and increased sales volume.

          Premiums collected on specified disease products were comparable in 2001, 2000 and 1999.

          Other health products include: (i) various health insurance products that are not currently being actively marketed; and (ii) in 1999, certain specialty health insurance products sold to educators. Premiums collected in 2001 were $109.3 million, down 13 percent from 2000. Premiums collected in 2000 were $125.8 million, up 3.8 percent over 1999. Since we no longer actively market these products, we expect collected premiums to decrease in future years. The in-force business continues to be profitable.

          Life products are sold through career agents, professional independent producers and direct response distribution channels. Life premiums collected in 2001 were $949.6 million, up 1.6 percent over 2000. Life premiums collected in 2000 were $934.2 million, down 3.8 percent from 1999. Collections in 1999 included $49.2 million of premiums on reinsurance contracts entered into during the year.

          Individual and group major medical products include major medical health insurance products sold to individuals and groups. In the second half of 2001, we began the process of non-renewing a large portion of our major medical business. In early 2002, we decided to non-renew all inforce individual and small group business and discontinue new sales. Group premiums decreased by 26 percent, to $370.9 million, in 2001 and by 4.3 percent, to $503.3 million, in 2000. Individual health premiums decreased by 10 percent, to $366.2 million, in 2001 and increased by 24 percent, to $407.3 million, in 2000. These premiums will decrease substantially in 2002 and subsequent periods.

          Mutual fund sales decreased 41 percent, to $468.7 million in 2001, and increased 66 percent, to $794.2 million, in 2000. Mutual fund sales have been adversely affected by the recent performance of the stock market.

          INVESTMENTS

          Our investment strategy is to: (i) maintain a predominately investment-grade fixed income portfolio; (ii) provide adequate liquidity to meet our cash obligations to policyholders and others; and (iii) maximize current investment income and total investment return through active investment management. Consistent with this strategy, investments in fixed maturity securities, mortgage loans and policy loans made up 97 percent of our $25.0 billion investment portfolio at December 31, 2001. The remainder of the invested assets were interest-only securities, equity securities, venture capital investments and other invested assets.

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

          The following table summarizes investment yields earned over the past three years on the general account invested assets of our insurance subsidiaries (excluding the investment income from our discontinued major medical business). General account investments exclude our venture capital investment in TeleCorp, separate account assets, the value of S&P 500 call options and the investments held by our finance segment.


                                                                                        2001          2000        1999
                                                                                        ----          ----        ----
                                                                                              (Dollars in millions)
Weighted average general account invested assets as defined:
       As reported ................................................................. $24,844.1     $24,009.7   $24,986.2
       Excluding unrealized depreciation (a)........................................  25,662.0      25,461.3    25,785.6
Net investment income on general account invested assets............................   1,786.2       1,882.7     1,959.6

Yields earned:
       As reported..................................................................       7.2%          7.8%        7.8%
       Excluding unrealized depreciation (a) .......................................       7.0%          7.4%        7.6%

--------------------
(a) Excludes the effect of reporting fixed maturities at fair value as described in note 1 to the consolidated financial statements.


          Although investment income is a significant component of total revenues, the profitability of certain of our insurance products is determined primarily by the spreads between the interest rates we earn and the rates we credit or accrue to our insurance liabilities. At December 31, 2001, the average yield, computed on the cost basis of our actively managed fixed maturity portfolio, was 7.0 percent, and the average interest rate credited or accruing to our total insurance liabilities (excluding interest rate bonuses for the first policy year only and excluding the effect of credited rates attributable to variable or equity-indexed products) was 5.0 percent.

          Actively managed fixed maturities

          Our actively managed fixed maturity portfolio at December 31, 2001, included primarily debt securities of the United States government, public utilities and other corporations, and mortgage-backed securities.
Mortgage-backed securities included collateralized mortgage obligations ("CMOs") and mortgage-backed pass-through securities.

          At December 31, 2001, our fixed maturity portfolio had $240.1 million of unrealized gains and $1,020.9 million of unrealized losses, for a net unrealized loss of $780.8 million. Estimated fair values for fixed maturity investments were determined based on estimates from: (i) nationally recognized pricing services (77 percent of the portfolio); (ii) broker-dealer market makers (16 percent of the portfolio); and (iii) internally developed methods (7 percent of the portfolio).

          At December 31, 2001, approximately 7.3 percent of our invested assets (8.1 percent of fixed maturity investments) were fixed maturities rated below-investment grade by nationally recognized statistical rating organizations (or, if not rated by such firms, with ratings below Class 2 assigned by the NAIC). We plan to maintain approximately the present level of below-investment-grade fixed maturities. These securities generally have greater risks than other corporate debt investments, including risk of loss upon default by the borrower, and are often unsecured and subordinated to other creditors. Below-investment-grade issuers usually have higher levels of indebtedness and are more sensitive to adverse economic conditions, such as recession or increasing interest rates, than are investment-grade issuers. We are aware of these risks and monitor our below-investment-grade securities closely. At December 31, 2001, our below-investment-grade fixed maturity investments had an amortized cost of $2,242.0 million and an estimated fair value of $1,815.6 million.

          We periodically evaluate the creditworthiness of each issuer whose securities we hold. We pay special attention to those securities whose market values have declined materially for reasons other than changes in interest rates or other general market conditions. We evaluate the realizable value of the investment, the specific condition of the issuer and the issuer's ability to comply with the material terms of the security. Information reviewed may include the recent operational results and financial position of the issuer, information about its industry, recent press releases and other information. Conseco employs a staff of experienced securities analysts in a variety of specialty areas who compile and review such data. If evidence does not exist to support a realizable value equal to or greater than the carrying value of the investment, and such decline in market value is determined to be other than temporary, we reduce the carrying amount to its net realizable value, which becomes the new cost basis. We report the amount of the reduction as a realized loss. We recognize any recovery of such reductions in the cost basis of an investment only upon the sale, repayment or other disposition of the investment. In 2001, we recorded writedowns of fixed maturity investments, equity securities and other invested assets totaling $395.9 million. Our investment portfolio is subject to the risks of further declines in realizable value. However, we attempt to mitigate this risk through the diversification and active management of our portfolio.

          As of December 31, 2001, our fixed maturity investments in substantive default (i.e., in default due to nonpayment of interest or principal) or technical default (i.e., in default, but not as to the payment of interest or principal) had an amortized cost of $249.1 million and a carrying value of $209.0 million. There were no other fixed maturity investments about which we had serious doubts as to the ability of the issuer to comply on a timely basis with the material terms of the instrument.

          When a security defaults, our policy is to discontinue the accrual of interest and eliminate all previous interest accruals, if we determine that such amounts will not be ultimately realized in full. Investment income forgone due to defaulted securities was $17.6 million, $15.3 million and $8.7 million for the years ended December 31, 2001, 2000 and 1999, respectively.

          At December 31, 2001, fixed maturity investments included $8.1 billion of mortgage-backed securities (or 36 percent of all fixed maturity securities). CMOs are backed by pools of mortgages that are segregated into sections or "tranches" that provide for reprioritizing of retirement of principal. Pass-through securities receive principal and interest payments through their regular pro rata share of the payments on the underlying mortgages backing the securities. The yield characteristics of mortgage-backed securities differ from those of traditional fixed-income securities. Interest and principal payments for mortgage-backed securities occur more frequently, often monthly. Mortgage-backed securities are subject to risks associated with variable prepayments because borrowers are generally allowed to pre-pay their mortgages without penalty. Prepayment rates are influenced by a number of factors that cannot be predicted with certainty, including: the relative sensitivity of the underlying mortgages backing the assets to changes in interest rates; a variety of economic, geographic and other factors; and the repayment priority of the securities in the overall securitization structures.

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

          The following table sets forth the par value, amortized cost and estimated fair value of mortgage-backed securities, summarized by interest rates on the underlying collateral at December 31, 2001:



                                                                                  Par        Amortized      Estimated
                                                                                 value         cost        fair value
                                                                                 -----         ----        ----------
                                                                                       (Dollars in millions)
Below 7 percent..............................................................   $5,736.0      $5,688.2      $5,648.8
7 percent - 8 percent........................................................    1,508.7       1,499.3       1,525.2
8 percent - 9 percent........................................................      293.8         294.8         270.6
9 percent and above..........................................................      787.2         789.6         615.0
                                                                                --------      --------      --------

          Total mortgage-backed securities (a)...............................   $8,325.7      $8,271.9      $8,059.6
                                                                                ========      ========      ========

--------------------
(a) Includes below-investment grade mortgage-backed securities with an amortized cost and estimated fair value of $783.8 million and $563.0 million, respectively.

          The amortized cost and estimated fair value of mortgage-backed securities at December 31, 2001, summarized by type of security, were as follows:





                                                                                                  Estimated Fair Value
                                                                                               --------------------------
                                                                                                            Percent of
                                                                                Amortized                      fixed
Type                                                                              Cost         Amount       maturities
----                                                                              ----         ------       ----------
                                                                                 (Dollars in millions)


Pass-throughs and sequential and targeted amortization classes...............   $5,065.7       $5,068.3           23%
Planned amortization classes and accretion-directed bonds....................    1,806.8        1,805.0            8
Commercial mortgage-backed securities........................................      250.4          256.2            1
Subordinated classes and mezzanine tranches..................................    1,113.1          893.9            4
Other........................................................................       35.9           36.2            -
                                                                                --------       --------           ---

   Total mortgage-backed securities (a)......................................   $8,271.9       $8,059.6           36%
                                                                                ========       ========           ===

--------------------
(a) Includes below-investment grade mortgage-backed securities with an amortized cost and estimated fair value of $783.8 million and $563.0 million, respectively.


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

          Subordinated and mezzanine tranches are classes that provide credit enhancement to the senior tranches. The rating agencies require that this credit enhancement not deteriorate due to prepayments for a period of time, usually five years of complete lockout followed by another period of time where prepayments are shared pro rata with senior tranches. The credit risk of subordinated and mezzanine tranches is derived from owning a small percentage of the mortgage collateral, while bearing a majority of the risk of loss due to property owner defaults. Subordinated bonds can be anything rated "AA" or lower, while typically we do not buy anything lower than "BB". We retained certain lower-rated securities that are senior in payment priority to the interest-only securities from the securitization transactions completed by our finance segment prior to September 8, 1999. These securities are classified as subordinated class and mezzanine tranche type securities and have an amortized cost and estimated fair value of $704.9 million and $528.5 million, respectively, at December 31, 2001.

          During 2001, we sold $24.2 billion of investments (primarily fixed maturities), resulting in $319.4 million of investment gains and $354.5 million of investment losses (both before related expenses, amortization and taxes). Such securities were sold in response to changes in the investment environment, which created opportunities to enhance the total return of the investment portfolio without adversely affecting the quality of the portfolio or the matching of expected maturities of assets and liabilities. As discussed in the notes to the consolidated financial statements, the realization of gains and losses affects the timing of the amortization of the cost of policies produced and the cost of policies purchased related to universal life and investment products.

          Venture capital investment in TeleCorp

          Our venture capital investment in TeleCorp was made by our subsidiary which engages in venture capital investment activity. TeleCorp is a company in the wireless communication business. Our investment in TeleCorp (currently AWE as described in the following paragraph) is carried at estimated fair value, with changes in fair value recognized as investment income (loss). We held 12.6 million shares of TeleCorp common stock with a fair value of $157.5 million at December 31, 2001 ($12.49 per share). The market values of many companies in TeleCorp's business sector have been subject to volatility in recent periods. We recognized venture capital investment income (loss) of $(42.9) million, $(199.5) million and $354.8 million in 2001, 2000 and 1999, respectively, primarily related to this investment.

          In the first quarter of 2002, AWE acquired TeleCorp. Pursuant to the merger agreement, our shares of TeleCorp were converted into 11.4 million shares of AWE. Upon the completion of the merger, there are no restrictions on our ability to sell our interest in AWE. We expect to sell (or monetize through borrowing and forward sale transactions) our remaining interest in AWE during 2002, in conjunction with our plans to meet our debt obligations.

          At March 18, 2002, our holdings of AWE common stock included: 10.3 million shares valued at $102.2 million (which shares have not been monetized); and 1.1 million shares which are held as collateral for a $12.1 million investment borrowing transaction and are subject to a forward sale contract pursuant to which the Company has agreed to sell between .6 million and 1.1 million shares of AWE common stock for $15.5 million on November 15, 2006. The number of shares purchased will be based on the $15.5 million purchase price and the price of AWE common stock at the purchase date. However, such price will be no lower than $14.9862 per share and no higher than $24.3527 per share pursuant to the terms of the forward sale contract.

          The forward contract is a derivative that is required to be marked-to-market each period. Since the hedged asset (i.e., a portion of the shares of TeleCorp we own) is required to be carried at market value, the hedge rules of Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities", are not applicable. However, since the value of the derivative will fluctuate in relation to the change in value of the related TeleCorp common stock, we expect the forward contract to act as a hedge and reduce earnings volatility associated with the TeleCorp common stock. At December 31, 2001, the value of the derivative was not significant.

          During the fourth quarter of 2001, we sold 4.6 million shares of TeleCorp common stock to certain investment trusts for $60.3 million. Conseco and its subsidiaries hold all of the debt securities issued by the trusts; a third party owns the equity securities. The trusts are further described in note 3 to the consolidated financial statements.

          Other investments

          At December 31, 2001, we held mortgage loan investments with a carrying value of $1,228.0 million (or 4.9 percent of total invested assets) and a fair value of $1,210.7 million. Mortgage loans were substantially comprised of commercial loans. Noncurrent mortgage loans were insignificant at December 31, 2001. Realized losses on mortgage loans were not significant in any of the past three years. At December 31, 2001, we had a mortgage loan loss reserve of $3.8 million. Properties located in Florida, New York, Ohio and Pennsylvania each represent 7 percent of the mortgage loan balance. In addition, properties located in Texas, Massachusetts, California and Maine each represent 5 percent of the mortgage loan balance. No other state accounted for more than 4 percent of the mortgage loan balance.

          At December 31, 2001, we held $4.0 million of trading securities; they are included in other invested assets. Trading securities are investments we intend to sell in the near term. We carry trading securities at estimated fair value; changes in fair value are reflected in the statement of operations.

          Other invested assets also include: (i) S&P 500 Call Options; and (ii) certain nontraditional investments, including investments in limited partnerships, mineral rights and promissory notes.

          As part of our investment strategy, we enter into reverse repurchase agreements and dollar-roll transactions to increase our return on investments and improve our liquidity. Reverse repurchase agreements involve a sale of securities and an agreement to repurchase the same securities at a later date at an agreed-upon price. Dollar rolls are similar to reverse repurchase agreements except that the repurchase involves securities that are only substantially the same as the securities sold. We enhance our investment yield by investing the proceeds from the sales in short-term securities pending the contractual repurchase of the securities at discounted prices in the forward market. We are able to engage in such transactions due to the market demand for mortgage-backed securities to form CMOs. At December 31, 2001, we had investment borrowings of $2,242.7 million. Such investment borrowings averaged $1,029.7 million during 2001 and were collateralized by investment securities with fair values approximately equal to the loan value. The weighted average interest rate on such borrowings was 3.3 percent in 2001. The primary risk associated with short-term collateralized borrowings is that the counterparty might be unable to perform under the terms of the contract. Our exposure is limited to the excess of the net replacement cost of the securities over the value of the short-term investments (which was not material at December 31, 2001). We believe that the counterparties to our reverse repurchase and dollar-roll agreements are financially responsible and that counterparty risk is minimal.

          FINANCE RECEIVABLES AND RETAINED INTERESTS IN SECURITIZATION TRUSTS

          Finance receivables

          Finance receivables, including receivables which serve as collateral for the notes issued to investors in securitization trusts of $14,198.5 million and $12,622.8 million at December 31, 2001 and 2000, respectively, summarized by business line and categorized as either: (i) a part of continuing lines; or (ii) a part of our discontinued lines, were as follows:



                                                                                                December 31,
                                                                                           ---------------------
                                                                                           2001             2000
                                                                                           ----             ----
                                                                                           (Dollars in millions)
Continuing lines:
   Manufactured housing...............................................................   $ 7,549.7       $ 5,865.1
   Mortgage services..................................................................     6,787.1         6,499.1
   Retail credit......................................................................     2,690.0         1,763.9
   Consumer finance - closed-end......................................................       587.1           822.4
   Floorplan (a)......................................................................       436.9           637.0
                                                                                         ---------       ---------

                                                                                          18,050.8        15,587.5
   Less allowance for credit losses...................................................       408.3           266.2
                                                                                         ---------       ---------

     Net finance receivables - for continuing lines...................................    17,642,5        15,321.3
                                                                                         ---------       ---------

Discontinued lines....................................................................       379.7         1,207.1
   Less allowance for credit losses...................................................        13.0            40.6
                                                                                         ---------       ---------

     Net finance receivables - for discontinued lines.................................       366.7         1,166.5
                                                                                         ---------       ---------

     Total finance receivables........................................................   $18,009.2       $16,487.8
                                                                                         =========       =========


------------------
(a) We decided to reduce the size of our floorplan lending business in early 2002.



          Subsequent to September 8, 1999, we are using the portfolio method (the accounting method required for securitizations which are now structured as secured borrowings) to account for securitization transactions. Our securitizations are now structured in a manner that requires them to be accounted for under the portfolio method, whereby the loans and securitization debt remain on our balance sheet pursuant to SFAS 140.

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

          The securitizations structured prior to our September 8, 1999, announcement met the applicable criteria to be accounted for as sales. At the time the loans were securitized and sold, we recognized a gain and recorded our retained interest represented by the interest-only security. The interest-only security represents the right to receive, over the life of the pool of receivables: (i) the excess of the principal and interest received on the receivables transferred to the special purpose entity over the principal and interest paid to the holders of other interests in the securitization; and (ii) contractual servicing fees. We consider any potential payments related to the guarantees of certain lower rated securities issued by the securitization trusts in the projected cash flows used to determine the value of our interest-only securities. In some of those securitizations, we also retained certain lower-rated securities that are senior in payment priority to the interest-only securities. Such retained securities had a par value, fair market value and amortized cost of $753.5 million, $528.5 million and $704.9 million, respectively, at December 31, 2001, and were classified as actively managed fixed maturity securities.

          We completed various loan sale transactions in 2001 and 2000. During 2001, we sold $1.6 billion of finance receivables which included: (i) our $802.3 million vendor services loan portfolio (which was marked-to-market in the fourth quarter of 2000 and no additional gain or loss was recognized in 2001); (ii) $568.4 million of high-loan-to-value mortgage loans; and (iii) $269.0 million of other loans. These sales resulted in net gains of $26.9 million. The Company entered into a servicing agreement on the high-loan-to-value mortgage loans sold. Pursuant to the servicing agreement, the servicing fees payable to the Company are senior to all other payments of the trust which purchased the loans. The Company also holds a residual interest in certain other cash flows of the trust. In the future, the Company will sell this interest, if it can be sold at a reasonable price. The Company did not provide any guarantees with respect to the performance of the loans sold. In 2000, we sold approximately $147.1 million of finance receivables in whole-loan sales resulting in net gains of $7.5 million.

          We expect to continue to utilize the Company's infrastructure to originate certain types of finance receivables for sale to other parties, when such sales can be completed profitably.

          We service for a fee all of the finance receivables we previously sold in securitization transactions accounted for as sales. We collect, in the special purpose securitization entity, loan payments, and where applicable, other payments from borrowers and remit principal and interest payments to holders of the securities backed by the finance receivables we have sold. The cash applicable to the servicing fee and residual interest is remitted from the special purpose entity to the Company, after payment of all required principal, interest and reserve fund requirements.

       Managed finance receivables by loan type were as follows:


                                                                                   December 31,
                                                                                ------------------
                                                                                2001          2000
                                                                                ----          ----
                                                                               (Dollars in millions)
Continuing lines:
   Fixed term............................................................    $39,092.4     $41,871.3
   Revolving credit......................................................      3,625.5       3,030.7
Discontinued lines.......................................................        284.4       1,683.9
                                                                             ---------     ---------

     Total...............................................................    $43,002.3     $46,585.9
                                                                             =========     =========

Number of contracts serviced:
   Fixed term contracts - continuing lines...............................    1,164,000     1,286,000
   Revolving credit accounts - continuing lines..........................    1,486,000       972,000
   Discontinued lines....................................................       12,000       285,000
                                                                             ---------     ---------

     Total...............................................................    2,662,000     2,543,000
                                                                             =========     =========

          At December 31, 2001, no single state accounted for more than 9 percent of the contracts we serviced. In addition, no single contractor, dealer or vendor accounted for more than 1 percent of the total contracts we originated.

          The credit quality of managed finance receivables was as follows:


                                                                                       December 31,
                                                                                  ---------------------
                                                                                  2001             2000
                                                                                  ----             ----
60-days-and-over delinquencies as a percentage of managed finance receivables at period end:
     Manufactured housing....................................................    2.45%             2.20%
     Mortgage services (a)...................................................    1.23               .93
     Retail credit...........................................................    3.39              3.04
     Consumer finance - closed-end...........................................    1.08               .67
     Floorplan...............................................................     .58               .31
     Discontinued lines......................................................    3.50              1.70
       Total.................................................................    2.10%             1.76%

Net credit losses incurred during the last twelve months as a percentage of average managed finance receivables during the period:
     Manufactured housing....................................................    2.14%             1.61%
     Mortgage services.......................................................    1.95              1.17
     Retail credit...........................................................    7.80              5.30
     Consumer finance - closed-end...........................................    2.50              2.02
     Floorplan...............................................................    1.00               .31
     Discontinued lines......................................................    5.73              5.34
       Total.................................................................    2.41%             1.79%

Repossessed collateral inventory as a percentage of managed finance receivables at period end (b):
     Manufactured housing....................................................    2.45%             1.73%
     Mortgage services (c)...................................................    4.07              2.97
     Retail credit...........................................................     .13               -
     Consumer finance - closed-end...........................................    1.03               .96
     Floorplan...............................................................     .69               .44
     Discontinued lines......................................................    4.20              5.39
       Total.................................................................    2.68%             2.08%


--------------------
(a)       60-days-and-over delinquencies exclude loans in foreclosure.

(b) Ratio of: (i) outstanding loan principal balance related to the repossessed inventory (before writedown) to: (ii) total receivables. We writedown the value of our repossessed inventory to estimated realizable value at the time of repossession.

(c) Repossessed collateral inventory includes loans in the process of foreclosure.

          The credit quality of on-balance sheet finance receivables was as follows:


                                                                                       December 31,
                                                                                   -------------------
                                                                                   2001           2000
                                                                                   ----           ----
60-days-and-over delinquencies as a percentage of on-balance sheet finance receivables at period end:
     Manufactured housing....................................................     3.08%           2.08%
     Mortgage services (a)...................................................      .94             .75
     Retail credit...........................................................     3.39            3.04
     Consumer finance - closed-end...........................................     1.33             .61
     Floorplan...............................................................      .58             .31
     Discontinued lines......................................................     2.72            2.09
       Total.................................................................     2.19%           1.48%

Net credit losses incurred during the last twelve months as a percentage of average on-balance sheet finance receivables during the period:
     Manufactured housing....................................................     1.87%            .88%
     Mortgage services.......................................................     1.53             .55
     Retail credit...........................................................     7.80            5.47
     Consumer finance - closed-end...........................................     2.02             .99
     Floorplan...............................................................     1.00             .18
     Discontinued lines......................................................     4.66            5.39
       Total.................................................................     2.50%           1.69%

Repossessed collateral inventory as a percentage of on-balance sheet finance receivables at period end (b) (c):
     Manufactured housing....................................................     2.41%           1.18%
     Mortgage services (d)...................................................     3.50            1.28
     Retail credit...........................................................      .13             -
     Consumer finance - closed-end...........................................     1.15             .76
     Floorplan...............................................................      .69             .44
     Discontinued lines......................................................     2.92            5.65
       Total.................................................................     2.37%           1.35%


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


          These ratios increased during 2001 primarily as a result of: (i) the increases in delinquencies and credit losses as the portfolios age; (ii) changes in the mix of managed receivables; and (iii) underlying loss experience. Such ratios were favorably impacted by our various loss mitigation policies. If we apply loss mitigation policies, we generally reflect the customer's delinquency status as not being past due. We believe our loss experience has deteriorated in recent periods due, in part, to general economic factors. See provision for losses related to finance operations for further discussion of our recent experience and loss mitigation strategies.

          Delinquencies on loans held in our portfolio and our ability to recover collateral and mitigate loan losses can be adversely impacted by a variety of factors, many of which are outside our control. For example, proposed changes to the federal bankruptcy laws applicable to individuals would make it more difficult for borrowers to seek bankruptcy protection, and the prospect of these changes may encourage certain borrowers to seek bankruptcy protection before the law changes become effective, thereby increasing delinquencies. When loans are delinquent and we foreclose on the loan, our ability to sell collateral to recover or mitigate our loan losses is subject to the market value of such collateral. In manufactured housing, those values may be affected by the available inventory of manufactured homes on the market, a factor over which we have no control. It is also dependent upon demand for new homes, which is tied to economic factors in the general economy. In addition, repossessed collateral is generally in poor condition, which reduces its value.

          Recently, many consumer lenders have stopped or significantly scaled back their consumer finance operations in the manufactured housing sector. These lenders began to foreclose on collateral pledged to secure loans at a more aggressive rate. We may face increased competition from such lenders in disposing of collateral pledged to secure our loans. Often collateral is in similar forms. There is a limited number of buyers and the exiting consumer lenders may be willing to sell their foreclosed collateral at prices significantly below fair value. As a result, collateral recovery rates we can realize may fall, which could have an adverse effect on our financial position and results of operations.

          Retained Interests in Securitization Trusts

          Our retained interests in the securitization transactions structured prior to September 8, 1999, include interest-only securities, certain subordinated securities (which are senior to the interest-only securities) and servicing rights. The interest-only securities and subordinated securities are carried at estimated fair value. On a quarterly basis, we estimate the fair value of these securities by discounting the projected future cash flows using current assumptions. If we determine that the differences between the estimated fair value and the book value of these securities is a temporary difference we adjust shareholders' equity. At December 31, 2001, this adjustment increased the carrying value of the interest-only securities by $10.4 million to $141.7 million. Declines in value are considered to be other than temporary when: (i) the fair value of the security is less than its carrying value; and (ii) the timing and/or amount of cash expected to be received from the security has changed adversely from the previous valuation which determined the carrying value of the security. When both occur, the security is written down to fair value.

          The assumptions we use to determine new values are based on our internal evaluations and consultation with external advisors having significant experience in valuing these securities. Although we believe our methodology is reasonable, many of the assumptions and expectations underlying our determinations are not possible to predict with certainty and may change adversely in the future for reasons beyond our control. Largely as a result of adverse changes in the underlying assumptions, we recognized impairment charges of $386.9 million ($250.4 million after tax) in 2001, $515.7 million ($324.9 million after tax) in 2000 and $554.3 million ($349.2 million after tax) in 1999 to reduce the book value of interest-only securities and servicing rights as described above under "Finance Operations."

          In conjunction with the sale of certain finance receivables, our finance subsidiary provided guarantees related to the principal and interest payments of certain lower rated securities issued to third parties by the securitization trusts. Such securities had a total principal balance outstanding of $1.5 billion at December 31, 2001. We consider any potential payments related to these guarantees in the projected cash flows used to determine the value of our interest-only securities. At December 31, 2001, the value of our interest-only securities of $141.7 million, reflected estimated guarantee payments related to bonds held by others of $39.8 million.

          Based on our current assumptions and expectations as to future events related to the loans underlying our retained interests, we have projected that the adverse loss experience in 2001 will continue into 2002 and then improve over time. As a result of these assumptions, we project that payments related to the guarantees (including the guarantee payments described in the preceding paragraph and guarantee payments related to the subordinated securities we hold) will exceed the gross cash flows from the interest-only securities by approximately $90 million in 2002 and $60 million in 2003. We project that the gross cash flows from the interest-only securities will exceed the payments related to guarantees issued in conjunction with the sales of certain finance receivables by approximately $5 million and $15 million in 2004 and 2005, respectively, and by approximately $580 million in all years thereafter.

          Effective September 30, 2001, we transferred substantially all of our interest-only securities into a trust. No gain or loss was recognized upon such transfer. In return, we received a trust security representing an interest in the trust equal to 85 percent of the estimated future cash flows of the interest-only securities held in the trust. Lehman purchased the remaining 15 percent interest. The value of the interest purchased was $55.2 million at December 31, 2001. The Company continues to be the servicer of the finance receivables underlying the interest-only securities transferred to the trust. Lehman has the ability to accelerate the principal payments related to their interest after a stated period. Until such time, Lehman is required to maintain a 15 percent interest in the estimated future cash flows of the trust. By aggregating the interest-only securities into one structure, the impairment test for these securities will be conducted on a single set of cash flows representing the Company's 85 percent interest in the trust. Accordingly, adverse changes in cash flows from one interest-only security may be offset by positive changes in another. The new structure will not avoid an impairment charge if sufficient positive cash flows in the aggregate are not available. Further, increases in cash flows above the adverse cash flows cannot be recognized in earnings.

          We carry our servicing rights at the lower of carrying value or estimated fair value stratified by product type and year of securitization. To the extent the recorded amount exceeds the fair value for a given strata, we establish a valuation allowance through a charge to earnings. Such valuation allowance increased by $122.1 million and $81.6 million in 2001 and 2000, respectively. The fees we receive for servicing the securitized portfolio are often subordinate to the interests of other security holders in the trusts.

          No assurances can be given that our current valuation of retained interests will prove accurate in future periods. In addition, we have retained certain contingent risks in the form of guarantees of certain lower rated securities issued by the securitization trusts. If we have to make more payments on these guarantees than we anticipate, we may be required to recognize additional impairment charges or to make payments on the guarantees, which, in turn, could have a material adverse effect on our financial condition or results of operations.

          CONSOLIDATED FINANCIAL CONDITION

          Changes in the consolidated balance sheet of 2001 compared with 2000

          Changes in our consolidated balance sheet between December 31, 2001 and December 31, 2000, reflect: (i) our operating results; (ii) our origination of finance receivables; (iii) the transfer of finance receivables to securitization trusts and sale of notes to investors in transactions accounted for as secured borrowings; (iv) changes in the fair value of actively managed fixed maturity securities and interest-only securities; and (v) various financing transactions. Financing transactions (described in the notes to our consolidated financial statements) include: (i) the issuance of common stock pursuant to the stock purchase contract component of the FELINE PRIDES; and (ii) the issuance and repayment of notes payable.

          In accordance with GAAP, we record our actively managed fixed maturity investments, interest-only securities, equity securities and certain other invested assets at estimated fair value with any unrealized gain or loss (excluding impairment losses which are recognized through earnings), net of tax and related adjustments, recorded as a component of shareholders' equity. At December 31, 2001, we decreased the carrying value of such investments by $816.0 million as a result of this fair value adjustment. The fair value adjustment resulted in a $1,241.9 million decrease in carrying value at year-end 2000.

          Total capital shown below excludes debt of the finance segment used to fund finance receivables. Total capital, before the fair value adjustment recorded in accumulated other comprehensive loss, decreased $1,290.2 million, or 10 percent, to $11.2 billion. The decrease is primarily due to our reduction of corporate notes payable and our operating results for 2001.



                                                                           2001            2000
                                                                           ----            ----
                                                                          (Dollars in millions)
Total capital, excluding accumulated other comprehensive loss:
    Corporate notes payable............................................ $ 4,087.6      $ 5,055.0

    Company-obligated mandatorily redeemable preferred
       securities of subsidiary trusts.................................   1,914.5        2,403.9

    Shareholders' equity:
       Preferred stock.................................................     499.6          486.8
       Common stock and additional paid-in capital.....................   3,484.3        2,911.8
       Retained earnings...............................................   1,208.1        1,626.8
                                                                        ---------      ---------

          Total shareholders' equity, excluding accumulated
             other comprehensive loss..................................   5,192.0        5,025.4
                                                                        ---------      ---------

          Total capital, excluding accumulated other
             comprehensive loss........................................  11,194.1       12,484.3

       Accumulated other comprehensive loss............................    (439.0)        (651.0)
                                                                        ---------      ---------

          Total capital................................................ $10,755.1      $11,833.3
                                                                        =========      =========



          Corporate notes payable decreased during 2001 primarily due to the repayment of notes payable using the proceeds from our asset sales (including the sale of our interest in the riverboat and sale of our vendor services financing business).

          Shareholders' equity, excluding accumulated other comprehensive loss, increased by $166.6 million in 2001, to $5.2 billion. Significant components of the increase included: (i) the issuance of 11.4 million shares of Conseco common stock pursuant to the stock purchase contract component of the FELINE PRIDES with a carrying amount of $496.6 million; and (ii) the issuance of 3.4 million shares of Conseco common stock with a value of $52.1 million in conjunction with the acquisition of ExlService.com, Inc.. These increases were partially offset by our net loss of $405.9 million. The accumulated other comprehensive loss decreased by $212.0 million, principally related to the increase in the fair value of our insurance companies' investment portfolio.

          Book value per common share outstanding increased to $12.34 at December 31, 2001, from $11.95 a year earlier. Such change was primarily attributable to the factors discussed in the previous paragraph. Excluding accumulated other comprehensive loss, book value per common share outstanding was $13.61 at December 31, 2001, and $13.95 at December 31, 2000.

          Goodwill (representing the excess of the amounts we paid to acquire companies over the fair value of net assets acquired in transactions accounted for as purchases) was $3,695.4 million and $3,800.8 million at December 31, 2001 and 2000, respectively. Goodwill as a percentage of shareholders' equity was 78 percent and 87 percent at December 31, 2001 and 2000, respectively. Goodwill as a percentage of total capital, excluding accumulated other comprehensive loss, was 33 percent and 30 percent at December 31, 2001 and 2000, respectively. We believe that the life of our goodwill is indeterminable and, therefore, have generally amortized its balance over 40 years as permitted by generally accepted accounting principles. Amortization of goodwill totaled $109.6 million, $112.5 million, and $110.1 million during 2001, 2000 and 1999, respectively. If we had determined the estimated useful life of our goodwill was less than 40 years, amortization expense would have been higher.

          We monitor the value of our goodwill based on our best estimates of future earnings considering all available evidence. Pursuant to current generally accepted accounting principles, we determine whether goodwill is fully recoverable from projected undiscounted net cash flows from earnings of the business acquired over the remaining amortization period. Recent evaluations of goodwill indicate it is recoverable. The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, "Business Combinations", and No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets" in June 2001. Under the new rules, intangible assets with an indefinite life will no longer be amortized in periods subsequent to December 31, 2001, but will be subject to annual impairment tests (or more frequent under certain circumstances) as specified in the new guidance, effective January 1, 2002. The Company has determined that all of its goodwill has an indefinite life and is therefore subject to the new rules. Application of the nonamortization provisions is expected to improve our financial results by approximately $110 million (approximately $.29 per share based on diluted shares outstanding for the year ended December 31, 2001, without adjustment for antidilution) in the year ended December 31, 2002.

          Pursuant to SFAS 142, the goodwill impairment test has two steps. For Conseco, the first step consists of determining the estimated fair value of the business units comprising our insurance segment. The acquisition of Conseco Finance was accounted for as a pooling of interests: accordingly, there is no goodwill associated with our finance segment. The estimated fair value will be compared to the unit's book value. If the fair value exceeds the carrying amount, the test is complete and goodwill is not impaired. If the estimated fair value is less than the carrying value, the second step of the impairment test must be performed. Although SFAS 142 is required to be adopted as of January 1, 2002, the transition provision gives the Company until June 30, 2002 to complete the first step of the initial impairment test. The significant factors used to determine the estimated fair value of our insurance business includes analyses of industry market valuations, historical and projected performance of the Company, discounted cash flow analysis and the current market value of our common stock. Conseco expects to complete step 1 prior to the June 30, 2002 deadline. At December 31, 2001, the closing market price of a share of Conseco common stock was $4.46 compared to the book value per common share, excluding accumulated other comprehensive income (loss), of $13.61. Pursuant to the guidance in SFAS 142, quoted market prices in active markets are the best evidence of fair value and shall be used as the basis for measurement, if available. However, the market value of our common stock is only partially based on the value of our insurance segment, and therefore, need not be the sole basis of the determination of the fair value of the insurance segment. Although all of the analyses required to complete step 1 have not yet been completed, Conseco believes that the carrying value of the business units comprising our insurance segment will exceed their estimated fair value and that we will be required to complete the second step, which must be completed by the end of 2002. This step is more complex than the first step because it involves the valuation of all assets and liabilities, and then comparison of the business unit's "implied goodwill" with the carrying value of its goodwill. If the carrying value exceeds the implied value in the initial application of this standard, an impairment loss is recognized as a cumulative effect of a change in accounting standard. Subsequent impairments, if any, would be classified as an operating expense.

          The Company is currently evaluating the carrying value of goodwill under this standard and expects to be able to meet the transitional time line described above. We expect to record some level of impairment of goodwill in 2002 as a result of adopting this standard; however, the amount of such impairment, which could be material, is unknown at this time and is dependent upon the estimated fair market value of the insurance segment, which is currently in process. If we determine that an impairment charge is necessary based on our initial test, the rules require that we recognize the charge in the first quarter of 2002 (through restatement of first quarter results, if such impairment test is completed subsequent to

March 31, 2002, as permitted by the transition provisions of the new rules). Although this standard will increase the Company's results of operations in the future due to the elimination of goodwill amortization from our statement of operations, any impairments would result in a charge calculated as discussed in the preceding paragraphs. In the first quarter of 2002, our bank credit facilities were amended so that any charges taken to write off goodwill to the extent required by SFAS 142 will be excluded from the various financial ratios and covenants we are required to meet or maintain.

          During 2000, we recognized a special charge and reduced goodwill by $20.3 million, representing the difference between: (i) the carrying value of the net assets of the vendor services financing business; and (ii) the anticipated proceeds from the sale of such business, which was completed in the first quarter of 2001.



          Financial ratios

                                                                        2001       2000       1999       1998       1997
                                                                        ----       ----       ----       ----
Book value per common share:
   As reported......................................................... $12.34     $11.95     $15.50     $16.37    $16.45
   Excluding accumulated other comprehensive income (loss) (a).........  13.61      13.95      17.85      16.46     15.80
   Excluding goodwill and accumulated other comprehensive
     income (loss) (a).................................................   2.89       2.27       5.86       3.91      3.88

Ratio of earnings to fixed charges:
   As reported.........................................................    (f)        (h)      2.98x      3.30x     5.55x
   Excluding interest expense on direct third party debt of
     Conseco Finance and investment borrowings (b).....................    (f)        (h)      5.27x      6.30x    13.00x

Ratio of operating earnings to fixed charges (c):
     As reported.......................................................  1.26x      1.21x      3.11x      4.00x     6.09x
     Excluding interest expense on direct third party
       debt of Conseco Finance and investment borrowings (b)...........  2.09x      1.68x      5.56x      7.94x    14.43x

Ratio of earnings to fixed charges, preferred stock dividends and distributions on Company-obligated mandatorily redeemable
     preferred securities of subsidiary trusts:
       As reported.....................................................    (g)        (i)      2.20x      2.47x     4.10x
       Excluding interest expense on direct third party
         debt of Conseco Finance and investment borrowings (b).........    (g)        (i)      2.98x      3.55x     6.72x

Ratio of operating earnings to fixed charges, preferred stock dividends distributions on Company-obligated mandatorily redeemable
     and preferred securities of subsidiary trusts (c):
       As reported.....................................................  1.12x      1.04x      2.29x      3.00x     4.49x
       Excluding interest expense on direct third party
         debt of Conseco Finance and investment borrowings (b).........  1.37x      1.10x      3.14x      4.47x     7.45x

Rating agency ratios (a) (d) (e):
   Corporate debt to total capital.....................................    37%        40%        34%        34%       27%
   Corporate debt and Company-obligated mandatorily redeemable
     preferred securities of subsidiary trusts to total capital........    54%        60%        54%        53%       43%

-------------------
(a)       Excludes accumulated other comprehensive income (loss).

(b) We include these ratios to assist you in analyzing the impact of interest expense on debt related to finance receivables and other investments (which is generally offset by interest earned on finance receivables and other investments financed by such debt). Such ratios are not intended to, and do not, represent the following ratios prepared in accordance with GAAP: the ratio of earnings and operating earnings to fixed charges; or the ratio of earnings and operating earnings to fixed charges, preferred stock dividends and distributions on Company-obligated mandatorily redeemable preferred securities of subsidiary trusts.

(c) Such ratios exclude the following items from earnings: (i) net investment gains (losses)(less that portion of amortization of cost of policies purchased and cost of policies produced and income taxes relating to such gains (losses)); (ii) the venture capital income
          (loss) related to our investment in TeleCorp; (iii) the gain on the sale of our interest in a riverboat; (iv) special items not related to the continuing operations of our businesses (including impairment charges to reduce the value of interest-only securities and servicing rights, special charges and the provision for losses related to loan guarantees); (v) the effect on amortization of the cost of policies purchased and produced of changes in assumptions used to estimate future gross profits of insurance businesses; and (vi) the net income (loss) related to the discontinued major medical business. Operating earnings are determined by adjusting GAAP net income (loss) for the above mentioned items. While these items may be significant components in understanding and assessing our consolidated financial performance, we believe that the presentation of operating earnings enhances the understanding of our results of operations by highlighting net income attributable to the normal, recurring operations of the business and by excluding events that materially distort trends in net income (loss).

          These ratios are not intended to, and do not, represent the following ratios prepared in accordance with GAAP: the ratio of earnings to fixed charges; or the ratio of earnings to fixed charges, preferred stock dividends and distributions on Company-obligated mandatorily redeemable preferred securities of subsidiary trusts.

(d) Excludes the direct debt of the finance segment used to fund finance receivables and investment borrowings of the insurance segment.

(e) These ratios are calculated in a manner discussed with rating agencies.

(f) For such ratios, adjusted earnings were $419.4 million less than fixed charges. Adjusted earnings for the year ended December 31, 2001, included: (i) special and impairment charges of $488.8 million; and
          (ii) provision for losses related to loan guarantees of $169.6 million, as described in greater detail in the notes to the accompanying consolidated financial statements.

(g) For such ratios, adjusted earnings were $623.1 million less than fixed charges. Adjusted earnings for the year ended December 31, 2001, included: (i) special and impairment charges of $488.8 million; and
          (ii) provision for losses related to loan guarantees of $169.6 million, as described in greater detail in the notes to the accompanying consolidated financial statements.

(h) For such ratios, adjusted earnings were $1,361.8 million less than fixed charges. Adjusted earnings for the year ended December 31, 2000, included: (i) special and impairment charges of $1,215.0 million; and
          (ii) provision for losses related to loan guarantees of $231.5 million, as described in greater detail in the notes to the accompanying consolidated financial statements.

(i) For such ratios, adjusted earnings were $1,602.4 million less than fixed charges. Adjusted earnings for the year ended December 31, 2000, included: (i) special and impairment charges of $1,215.0 million; and
          (ii) provision for losses related to loan guarantees of $231.5 million, as described in greater detail in the notes to the accompanying consolidated financial statements.


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

          Only a small portion of our insurance liabilities have a time for contractual payment; the majority of such liabilities are payable upon occurrence of the insured event or upon surrender. Of our total insurance liabilities at December 31, 2001, approximately 19 percent could be surrendered by the policyholder without a penalty. Approximately 66 percent could be surrendered by the policyholder subject to penalty or the release of an insurance liability in excess of surrender benefits paid. The remaining 15 percent do not provide a surrender benefit.

          Approximately 44 percent of insurance liabilities were subject to interest rates that may be reset annually; 31 percent have a fixed explicit interest rate for the duration of the contract; 20 percent have credited rates which approximate the income earned by the Company; and the remainder have no explicit interest rate.

          Insurance liabilities for interest-sensitive products by credited rate (excluding interest rate bonuses for the first policy year only) at December 31, 2001 were as follows (dollars in millions):


       Below 4.00 percent.............................................................   $ 4,843.7  (a)
       4.00 percent - 4.50 percent....................................................     3,455.3
       4.50 percent - 5.00 percent....................................................     4,730.8
       5.00 percent - 5.50 percent....................................................     1,659.6
       5.50 percent and above.........................................................     1,098.3
                                                                                         ---------

             Total insurance liabilities on interest-sensitive products...............   $15,787.7
                                                                                         =========

------------------
(a) Includes liabilities related to our equity-indexed annuity products of $2,561.7 million. The accumulation value of these annuities is credited with interest at an annual guaranteed minimum rate of 3 percent (or, including the effect of applicable sales loads, a 1.7 percent compound average interest rate over the term of the contract). These annuities provide for potentially higher returns based on a percentage of the change in the S&P 500 Index during each year of their term. We purchase S&P 500 Call Options in an effort to hedge increases to insurance liabilities resulting from increases in the S&P 500 Index.


          On October 3, 2001, A.M. Best placed our insurance subsidiaries "under review with negative implications" with respect to their ratings of our life insurance subsidiaries. We cannot provide any assurance that the ratings of our insurance subsidiaries will remain at their current level. If such ratings are downgraded, sales of our insurance products could fall significantly and existing policyholders may redeem their policies, causing a material and adverse impact on our financial results and liquidity.

          We believe that the diversity of our investment portfolio and the concentration of investments in high-quality, liquid securities provide sufficient liquidity to meet foreseeable cash requirements. At December 31, 2001, we held $2.4 billion of cash and cash equivalents and $17.5 billion of publicly traded investment grade bonds. Although there is no present need or intent to dispose of such investments, our life insurance subsidiaries could readily liquidate portions of their investments, if such a need arose. In addition, investments could be used to facilitate borrowings under reverse-repurchase agreements or dollar-roll transactions. Such borrowings have been used by the life insurance companies from time to time to increase their return on investments and to improve liquidity.

          Liquidity for finance operations

          Our finance operations require cash to originate finance receivables. Our primary sources of cash are: (i) the collection of receivable balances; (ii) proceeds from the issuance of debt, certificates of deposit and securitization and sales of loans; and (iii) cash provided by operations. During 2001 and the last half of 2000, the finance segment significantly slowed the origination of finance receivables. This strategy allowed the finance segment to enhance net interest margins, to reduce the amount of cash required for new loan originations, and to transfer cash to the parent company.

          The liquidity needs of our finance operations could increase in the event of an extended economic slowdown or recession. Loss of employment, increases in cost-of-living or other adverse economic conditions could impair the ability of our customers to meet their payment obligations. Higher industry levels of repossessed manufactured homes may affect recovery rates and result in decreased cash flows. In addition, in an economic slowdown or recession, our servicing and litigation costs would probably increase. Any sustained period of increased delinquencies, foreclosures, losses or increased costs would have an adverse effect on our liquidity.

          The most significant source of liquidity for our finance operations has been our ability to finance the receivables we originate in the secondary markets through loan securitizations. Adverse changes in the securitization market could impair our ability to originate, purchase and sell loans or other assets on a favorable or timely basis. Any such impairment could have a material adverse effect upon our business and results of operations. The securitization market is sensitive to the credit ratings of Conseco Finance in connection with our securitization program. A negative change in the credit ratings of Conseco Finance could have a material adverse effect on our ability to access capital through the securitization market. Factors considered by the rating agencies in assigning such ratings include corporate guarantees, payment priority, current and anticipated credit enhancement levels, quality of the current and expected servicing, as well as additional factors associated with each distinct asset type. Market participants' concerns with Conseco Finance's limited financial flexibility, as reflected by the current senior unsecured ratings, may have an effect on liquidity in future securitization transactions. In addition, certain manufactured housing transactions have had ratings actions that have either lowered the original ratings or placed on credit watch certain debt classes. These rating actions could have an effect on Conseco Finance's access to liquidity in the securitization market in the future. In addition, the securitization market for many types of assets is relatively undeveloped and may be more susceptible to market fluctuations or other adverse changes than more developed capital markets. Although we have alternative sources of funding, principally warehouse and bank credit facilities as well as loan sales, these alternatives may not be sufficient for us to continue to originate loans at our current origination levels.

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

          During 2001, we completed ten transactions, securitizing over $5.0 billion of finance receivables. Such securitizations were generally executed under favorable market conditions. Adverse changes in the securitization market could impair our ability to originate, purchase and sell loans or other assets on a favorable or timely basis and could have an adverse effect on our liquidity. We continue to be able to finance loans through: (i) our warehouse and bank credit facilities; (ii) the sale of securities through securitization transactions; or (iii) whole-loan sales.

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

          At March 19, 2002, we had $4.0 billion (of which $2.1 billion is committed) in master repurchase agreements, commercial paper conduit facilities and other facilities with various banking and investment banking firms for the purpose of financing our consumer and commercial finance loan production. If we were unable to securitize our finance receivables, our capacity under these facilities would have to increase for our loan originations to continue. These facilities typically provide financing of a certain percentage of the underlying collateral and are subject to the availability of eligible collateral and, in many cases, the willingness of the banking firms to continue to provide financing. Some of these agreements provide for annual terms which are extended either quarterly or semi-annually by mutual agreement of the parties for an additional annual term based upon receipt of updated quarterly financial information. One of our master repurchase agreements (with a committed capacity of $400.0 million) expires on May 3, 2002. As of December 31, 2001, we had $66.1 million outstanding under this facility. We are in the process of negotiating a renewal of this facility. Although we expect to be able to obtain replacement financing when our current facilities expire, there can be no assurance that financing will be obtainable on favorable terms, if at all. To the extent that we are unable to arrange any third party or other financing, our loan origination activities would be adversely affected, which could have a material adverse effect on our operations, financial results and cash position. At December 31, 2001, we had borrowed $2.2 billion under these agreements, leaving $1.8 billion available to borrow (of which approximately $.4 billion is committed). The average interest rate incurred under such agreements during 2001 was 6.0 percent.

          Our finance segment had senior subordinated notes and medium term notes with a par value of $201.5 million which mature in 2002 (reflecting debt repurchases through March 18, 2002). In March 2002, Conseco Finance completed a tender offer for $75.8 million par value of its senior subordinated notes. In February 2002, Conseco Finance offered to purchase $167 million of medium term notes due in September 2002 and $3.7 million due in April 2003 pursuant to a tender offer. The purchase price for each of the tender offers was 100 percent of the principal amount of the notes plus accrued interest.

          We continually investigate and pursue alternative and supplementary methods to finance our lending operations. In late 1998, we began issuing certificates of deposit through our bank subsidiary. At December 31, 2001, we had $1,790.3 million of such deposits outstanding which are recorded as liabilities related to certificates of deposit. The average annual rate paid on these deposits was 6.0 percent during 2001. We use the proceeds from the issuance of the certificates of deposit to fund the origination of certain consumer/credit card finance receivables.

          Our finance segment generated cash flows from operating activities of $516.7 million during 2001. Such cash flows include cash received from the securitization trusts of $86.0 million in 2001, including servicing fees of $71.7 million and net cash flows from interest-only securities of $14.3 million. Total cash received from the securitization trusts during 2000 was $311.4 million.

          Based on our current assumptions and expectations as to future events related to the loans underlying our interest-only securities, we have projected that the adverse credit loss experience in 2001 will continue into 2002 and then improve over time. As a result of these assumptions, we project that payments related to guarantees issued in conjunction with the sales of certain finance receivables will exceed the gross cash flows from the interest-only securities by approximately $90 million in 2002 and $60 million in 2003. We project the gross cash flows from the interest-only securities to exceed the payments related to guarantees issued in conjunction with the sales of certain finance receivables by approximately $5 million in 2004, $15 million in 2005, and by approximately $580 million in all years thereafter. These projected payments are considered in the projected cash flows we use to value our interest-only securities. See note 8 to our consolidated financial statements for additional information about the guarantees.

          In the first quarter of 2002, we entered into various transactions with Lehman pursuant to which Lehman extended the terms of Conseco Finance's:
(a) warehouse line of $1.2 billion from September 2002 to September 2003, (b) borrowings with respect to approximately $90 million of miscellaneous assets ("Miscellaneous Borrowings") from January 31, 2002 to June 2003, and (c) residual line of $.6 billion from February 2003 to February 2004 under which financing is being provided on our interest-only securities, servicing rights and retained interests in other subordinated securities issued by the securitization trusts. We agreed to an amortization schedule by which the outstanding balance under the Miscellaneous Borrowings is required to be paid by June 2003. We also entered into a revised agreement governing the movement of cash from Conseco Finance to the parent company. Conseco Finance and Lehman have agreed to amend the agreement such that Conseco Finance must maintain liquidity (i.e., cash and available borrowings, as defined) of at least: (i) $50 million until March 31, 2003; and (ii) $100 million from and after April 1, 2003. However, Conseco Finance no longer must meet a minimum liquidity requirement of $250 million before making interest, principal, dividend or redemption payments to the parent company.

          Independent rating agencies, financial institutions, analysts and other interested parties monitor the leverage ratio of our finance segment. Such ratio (calculated, as discussed with independent rating agencies, as the ratio of debt to equity of our finance subsidiary calculated on a pro forma basis as if we had accounted for the securitizations of our finance receivables as financing transactions throughout the Company's history) was 19-to-1 at December 31, 2001 and 21-to-1 at December 31, 2000.

         Liquidity of Conseco (parent company)

          We have substantial indebtedness. At December 31, 2001, the par value of our notes payable was $4.1 billion and the par value of Company-obligated mandatorily redeemable preferred securities of subsidiary trusts was $1.9 billion. We have a recent history of net losses. For the year ended December 31, 2001, on a consolidated basis we had a net loss applicable to common stock of $418.7 million and interest expense of $1,609.2 million. For the year ended December 31, 2000, on a consolidated basis, we had a net loss applicable to common stock of $1,202.2 million and interest expense of $1,453.1 million. Our earnings before fixed charges, preferred stock dividends and distributions on Company-obligated mandatorily redeemable preferred securities of subsidiary trusts were inadequate to cover fixed charges by $623.1 million and $1,602.4 million for the years ended December 31, 2001 and 2000, respectively.

          We are a holding company with no business operations of our own. We depend on our operating subsidiaries for cash to make principal and interest payments on our debt (including payments to subsidiary trusts to be used for distributions on Company-obligated mandatorily redeemable preferred securities), to pay administrative expenses and income taxes. The cash we receive from our subsidiaries consists of fees for services provided, tax sharing payments, dividends and surplus debenture interest and principal payments. A deterioration in any of our significant subsidiaries' financial condition, earnings or cash flows could limit such subsidiary's ability to pay cash dividends or make other payments to us, which in turn, would limit our ability to meet our debt service requirements and satisfy other parent company financial obligations; we do not anticipate any such deterioration.

          The ability of our insurance subsidiaries to pay dividends is subject to state insurance department regulations. These regulations generally permit dividends to be paid from earned surplus of the insurance company for any 12-month period in amounts equal to the greater of (or in a few states, the lesser of): (i) net gain from operations for the prior year; or (ii) 10 percent of surplus as of the end of the preceding year. Any dividends in excess of these levels require the approval of the director or commissioner of the applicable state insurance department. During the first quarter of 2002, we received approval from various insurance regulatory authorities to pay dividends to Conseco of $225.5 million. During the remainder of 2002, we expect to request permission from the regulatory authorities to pay additional extraordinary dividends, substantially all of which are related to planned reinsurance transactions. Such dividends and any other additional dividend payments during 2002 will require the permission of the regulatory authorities.

          In the first quarter of 2002, we amended the credit agreements related to our $1.5 billion bank credit facility including the changes described below:

          (i) Financial covenants in the credit agreements require us to maintain various financial ratios and balances. These requirements were relaxed in the amended agreement. In addition, such agreements were amended so that any charges taken to write off goodwill to the extent required by SFAS 142 will be excluded from the various financial ratios and covenants that we are required to meet or maintain. See note 7 to the consolidated financial statements for further information on such ratios and covenants.

          (ii) The manner in which the proceeds from certain asset sales will be used was changed to allow us to make payments on our 2002 obligations prior to making any principal payments under the bank credit agreements. The first $352 million of such proceeds may be retained by the Company and will be available to be used to meet our other debt obligations. The next $313 million will be applied pro rata to the principal payments on the bank credit facility and to a segregated cash account to be held as collateral for our guarantee of certain bank loans to current and former directors, officers and key employees (the "D&O loans"). The next $250 million will be divided equally between the Company and to pay pro rata the principal payments on the bank credit facility and the D&O loans. Proceeds in excess of $915 million and all proceeds during the period December 31, 2003 through March 31, 2004, will be divided as follows: (i) 25 percent to be retained by the Company; and (ii) 75 percent to pay pro rata the principal payments on the bank credit facility and the D&O loans.

          As further described under "Legal Proceedings", seven holders of our bank debt have challenged the validity of the amendment to the credit agreement that changes provisions related to mandatory prepayments.

          The $1.5 billion bank credit facility is due December 31, 2003; however, subject to the absence of any default, the Company may further extend its maturity to March 31, 2005, provided that: (i) Conseco pays an extension fee of 3.5 percent of the amount extended; (ii) cumulative principal payments of at least $200 million have been paid by September 30, 2002 and at least $500 million by September 30, 2003; and (iii) our interest coverage ratio for the four quarters ended September 30, 2003 is greater than or equal to 2.25 to 1.

          We agreed to a number of covenants and other provisions that restrict our ability to borrow money and pursue some operating activities without the prior consent of the lenders under the credit agreements. Those provisions restrict our ability to use the proceeds of asset sales. We agreed to meet or maintain various financial ratios and balances. Our ability to meet these financial tests and maintain ratings may be affected by events beyond our control. Our credit agreements also limit our ability to issue additional debt, incur additional contingent obligations, grant liens, dispose of assets, enter into transactions with affiliates, make certain investments, including in existing and new businesses, change our businesses, and modify our outstanding debt and preferred stock. Although we were in compliance with these provisions as of December 31, 2001, these provisions represent significant restrictions on the manner in which we may operate our business. If we default under any of these provisions, the lenders could declare all outstanding borrowings, accrued interest and fees to be due and payable. If that were to occur, no assurance can be given that we would have sufficient liquidity to repay our bank indebtedness in full or any of our other debts.

          In the first quarter of 2002, we entered into various transactions with Lehman which are described above under "Liquidity for finance operations". We also entered into a revised agreement governing the movement of cash from Conseco Finance to the parent company. Conseco Finance and Lehman have agreed to amend the agreement such that Conseco Finance must maintain liquidity (i.e., cash and available borrowings, as defined) of at least: (i) $50 million until March 31, 2003; and (ii) $100 million from and after April 1, 2003.

          The following summarizes our parent company debt service commitments at December 31, 2001 (excluding the senior subordinated notes and medium term notes of our finance segment) (dollars in millions):

                                                                                        Required       Optional
                                                                                        payments       payments     Total
                                                                                        --------       --------    -------

     Conseco 8.5% notes due October 2002.........................................         $302         $ -          $302
     Estimated interest payments on parent company debt..........................          310           -           310
     Distributions on Company-obligated mandatorily redeemable preferred .....
       securities of subsidiary trust (a)........................................           42           130         172
     Optional bank credit facility payment to extend its maturity date payable
       September 2002 (b)........................................................          -             193         193
                                                                                          ----          ----        ----

     Total debt service obligations in 2002......................................         $654          $323        $977
                                                                                          ====          ====        ====

-----------------
(a) Conseco has the right to defer distributions on the preferred securities. During the deferral period, distributions continue to accumulate on the par amount plus any unpaid distributions at the stated distribution rate. We plan to pay distributions of $42.6 million on April 1, 2002.

(b) As described elsewhere herein, the 2002 bank credit facility payment is optional, but it is one of the requirements to extend the maturity date of the facility to March 31, 2005. In addition, the Company would be required to make payments pursuant to the credit facility agreements based on the proceeds from certain asset sales as described above.

          The following is our current plan summarizing the sources of cash which we expect to have to service our parent company debt and certain other obligations (net of amounts required to repay the senior notes and medium term notes of our finance segment due in 2002) during 2002 (dollars in millions):

                                                                                  From our
                                                                                operations or
                                                                                transactions       In process
                                                                                  completed        or planned
                                                                                 and approved     transactions      Total
                                                                                 ------------     ------------    ---------
       Parent company cash on hand at December 31, 2001......................        $152            $ -          $  152
       Insurance and other operations, net of corporate expense..............         300              25            325
       Finance operations (net of debt repayments)...........................          50              -              50
       Reinsurance and sales of certain insurance business...................         110             270            380
       Other non-core asset sales and other..................................          70              23             93
                                                                                     ----            ----          -----
       Total net cash expected to be available to service our debt...........        $682            $318         $1,000
                                                                                     ====            ====         ======

          We are continuing to access a variety of different options to meet our 2002 obligations. While we currently believe the plan summarized above includes our best options, we may find other alternatives more appropriate. Therefore, our plan is subject to change.

          We completed several transactions summarized in the above plan during the first quarter of 2002. Our insurance subsidiaries received approval from the appropriate insurance departments to pay to Conseco: (i) dividends of $115 million; and (ii) a dividend of $110.5 million primarily related to a reinsurance agreement pursuant to which we are ceding 80 percent of the traditional life business of our subsidiary, Bankers Life & Casualty Company. We have also entered into a reinsurance agreement pursuant to which we are ceding 100 percent of the traditional and interest-sensitive life insurance business of our subsidiary, Conseco Variable Insurance Company. Upon receipt of all regulatory approvals, our insurance subsidiary will receive a ceding commission of $49.5 million. We also entered into an agreement to sell one of our non-core insurance subsidiaries. Upon receipt of regulatory approval, another insurance subsidiary will receive $48.5 million proceeds from the sale.

          Our current plan anticipates that the parent company will receive $50 million from Conseco Finance during 2002. At December 31, 2001, Conseco Finance had $138.7 million par value of senior notes due in June 2002 and $186.0 million par value of medium term notes due in September 2002. In March 2002, Conseco Finance completed a tender offer pursuant to which it purchased $75.8 million par value of its subordinated notes due June 2002. Also during the first quarter of 2002, Conseco Finance announced it was tendering all of its remaining public debt - $167 million due in September 2002 and $4 million due in April 2003. Such offer expires on April 12, 2002. We believe that the cash flows to be generated from Conseco Finance's operations and other transactions will be sufficient to allow them to meet their debt obligations and transfer at least $50 million to the parent company.

          We believe that the existing cash available to the parent and the cash flows to be generated from operations and the other transactions summarized above will be sufficient to allow us to meet our debt obligations through 2002. We have taken a number of actions over the past two years to reduce parent company debt and increase the efficiency of our business operations. However, our results for future periods beyond 2002 are subject to numerous uncertainties. Our future debt service requirements (including principal maturities) may exceed cash flows available to the parent from the operations of our subsidiaries. We may not be able to improve or sustain positive cash flows from operations. Our liquidity could be significantly affected if improvements do not occur. Failure to generate sufficient cash flows from operations, asset sales or financing transactions to meet all of our long-term debt service requirements would have a material adverse effect on liquidity.

          We have undertaken additional initiatives in 2002 to extend maturities on our public debt as well as pursue the sale of our investment in the General Motors Building and other assets. These additional initiatives are not considered above. We believe the cash estimated to be available at December 31, 2002, plus cash flows to be generated from operations and from these additional 2002 initiatives will permit us to repay our debt maturities in 2003.

          The maturities of the direct debt of the parent company including amounts related to the Company-obligated mandatorily redeemable preferred securities of subsidiary trusts at December 31, 2001, (assuming the Company: (i) does not make the optional debt payments required to extend the maturity date of the $1.5 billion bank credit facility; and (ii) does make the optional debt payments required to extend such maturity date) were as follows (dollars in millions):

                                                                                       (i)                  (ii)
                                                                                    Maturity              Maturity
                                                                                    date not                date
                                                                                    extended              extended
                                                                                    --------              --------
2002............................................................................   $  304.1               $  497.4
2003............................................................................    1,806.8                  613.5
2004............................................................................      812.5                  812.5
2005............................................................................      250.0                1,250.0
2006............................................................................      550.0                  550.0
Thereafter......................................................................    2,330.8                2,330.8
                                                                                   --------               --------
    Total par value at December 31, 2001........................................   $6,054.2               $6,054.2
                                                                                   ========               ========

          The table above excludes any amounts related to our guarantees of bank loans totaling $545.4 million as of December 31, 2001, to approximately 155 current and former directors, officers and key employees. Such bank loans are due on December 31, 2003. The funds were used by the participants to purchase approximately 18.0 million shares of our common stock in open market or negotiated transactions with independent parties. Such shares are held by the banks as collateral for the loans. In addition, we have provided loans to participants for interest on the bank loans totaling $143.6 million. We have established a non-cash reserve for the exposure we have in connection with such guarantees and interest loans. At December 31, 2001, our reserve for losses on the loan guarantees and the interest loans totaled $420.0 million based upon the value of the collateral and the creditworthiness of the participants. At December 31, 2001, the guaranteed bank loans and interest loans exceeded the value of the collateral held and the reserve for losses by approximately $180 million. If we are required to pay on the guarantees when the bank loans become due on December 31, 2003, it could have a material adverse impact on our liquidity position.

          The degree of our leverage could have material adverse consequences to us and the holders of our debt, including the following: (i) our ability to obtain additional financing in the future for working capital, capital expenditures or other purposes may be impaired; (ii) a substantial portion of our cash flow from operations will be required to be dedicated to the payment of interest expense and principal repayment obligations; (iii) higher interest rates will cause the interest expense on our variable rate debt to be higher;
(iv) we may be more highly leveraged than other companies with which we compete, and this may place us at a competitive disadvantage; (v) our degree of leverage will make us more vulnerable to a downturn in our business or in the general economy; (vi) our degree of leverage may adversely affect the ratings of our insurance company subsidiaries which in turn may adversely affect their competitive position and ability to sell products; and (vii) the ability of our finance operations to finance the receivables we originate in the secondary markets through loan securitizations may be impaired.

          Our cash flow may be affected by a variety of factors, many of which are outside of our control, including insurance and banking regulatory issues, competition, financial markets and other general business conditions. No assurance can be given that we will possess sufficient income and liquidity to meet all of our long-term debt service requirements and other obligations.

          The ratings assigned to Conseco's senior debt and trust preferred securities are important factors in determining Conseco's ability to access the public capital markets for additional liquidity. In recent periods, rating agencies have lowered their ratings on Conseco's senior debt and trust preferred securities and placed the ratings on review for potential downgrades. As of March 22, 2002, the rating agencies had assigned the following ratings, all of which are currently placed on review for potential downgrades: (i) Standard & Poor's has assigned a "B" rating to Conseco's senior debt and a "CCC" rating to trust preferred securities; (ii) Fitch Rating Company has assigned a "B-" rating to Conseco's senior debt and a "CCC" rating to trust preferred securities; and
(iii) Moody's Investor Services has assigned a "B2" rating to Conseco's senior debt and a "caa2" rating to trust preferred securities. These ratings make it difficult for Conseco to issue additional securities in the public markets.

          INFLATION

          Inflation does not have a significant effect on our balance sheet; we have minimal investments in property, equipment or inventories. To the extent that interest rates may change to reflect inflation or inflation expectations, there would be an effect on our balance sheet and operations. Lower interest rates will typically result in increased value of our fixed maturities investment and may have increased the amount of new finance receivables originated. Lower rates may also make it more difficult to issue new fixed rate annuities and may accelerate prepayments of finance receivables. Rising interest rates will typically result in decreased value of our fixed maturities investments and may slow the issuance of new finance receivables and the prepayment of existing finance receivables. Changes in interest rates can also affect the value of the finance receivables we hold.

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

          MARKET-SENSITIVE INSTRUMENTS AND RISK MANAGEMENT

          Insurance and fee-based

          Our spread-based insurance business is subject to several inherent risks arising from movements in interest rates, especially if we fail to anticipate or respond to such movements. First, interest rate changes can cause compression of our net spread between interest earned on investments and interest credited on customer deposits, thereby adversely affecting our results. Second, if interest rate changes produce an unanticipated increase in surrenders of our spread-based products, we may be forced to sell investment assets at a loss in order to fund such surrenders. At December 31, 2001, approximately 19 percent of our total insurance liabilities (or approximately $4.8 billion) could be surrendered by the policyholder without penalty. Finally, changes in interest rates can have significant effects on the performance of our mortgage-backed securities portfolio, including collateralized mortgage obligations, as a result of changes in the prepayment rate of the loans underlying such securities. We follow asset/liability strategies that are designed to mitigate the effect of interest rate changes on our profitability. However, there can be no assurance that management will be successful in implementing such strategies and achieving adequate investment spreads.

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

          The profitability of many of our products depends on the spreads between the interest yield we earn on investments and the rates we credit on our insurance liabilities. In addition, changes in competition and other factors, including the impact of the level of surrenders and withdrawals, may limit our ability to adjust or to maintain crediting rates at levels necessary to avoid narrowing of spreads under certain market conditions. Approximately 44 percent of our insurance liabilities were subject to interest rates that may be reset annually; 31 percent have a fixed explicit interest rate for the duration of the contract; 20 percent have credited rates which approximate the income earned by the Company; and the remainder have no explicit interest rates. As of December 31, 2001, the average yield, computed on the cost basis of our investment portfolio, was 7.0 percent, and the average interest rate credited or accruing to our total insurance liabilities (excluding interest rate bonuses for the first policy year only and excluding the effect of credited rates attributable to variable or equity-indexed products) was 5.0 percent.

          We use computer models to simulate the cash flows expected from our existing insurance business under various interest rate scenarios. These simulations help us to measure the potential gain or loss in fair value of our interest rate-sensitive financial instruments. With such estimates, we seek to closely match the duration of our assets to the duration of our liabilities. When the estimated durations of assets and liabilities are similar, exposure to interest rate risk is minimized because a change in the value of assets should be largely offset by a change in the value of liabilities. At December 31, 2001, the adjusted modified duration of our fixed maturity securities and short-term investments was approximately 6.7 years and the duration of our insurance liabilities was approximately 6.5 years. We estimate that our fixed maturity securities and short-term investments (net of corresponding changes in the value of cost of policies purchased, cost of policies produced and insurance liabilities) would decline in fair value by approximately $555 million if interest rates were to increase by 10 percent from their December 31, 2001 levels. This compares to a decline in fair value of $590 million based on amounts and rates at December 31, 2000. The calculations involved in our computer simulations incorporate numerous assumptions, require significant estimates and assume an immediate change in interest rates without any management of the investment portfolio in reaction to such change. Consequently, potential changes in value of our financial instruments indicated by the simulations will likely be different from the actual changes experienced under given interest rate scenarios, and the differences may be material. Because we actively manage our investments and liabilities, our net exposure to interest rates can vary over time.

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

          Finance

          Profitability may be directly affected by the level of and fluctuations in interest rates which affect our ability to earn a spread between interest received on loans and the costs of liabilities. While we monitor the interest rate environment, our financial results could be adversely affected by changes in interest rates. During periods of increasing interest rates, we generally experience market pressure to reduce servicing spreads in our financing operations. In addition, an increase in interest rates may decrease the demand for consumer credit. A substantial and sustained increase in interest rates could, among other things: (i) adversely affect our ability to purchase or originate loans or other assets; (ii) reduce the average size of loans underwritten; and (iii) increase securitization funding costs. A significant decline in interest rates could decrease the size of our loan servicing portfolio by increasing the level of loan prepayments, thereby shortening the life and impairing the value of our interest-only securities. Fluctuating interest rates also may affect our net interest income earned resulting from the difference between the yield to us on loans held pending securitization and the cost of funds obtained by us to finance such loans.

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

          Subsequent to September 8, 1999, we no longer structure the securitizations of the loans we originate in a manner that results in gain-on-sale revenues. Our new securitizations are being structured as secured borrowings. Prior to September 8, 1999, we retained interests in the finance receivables sold through investments in interest-only securities that are subordinated to the rights of other investors. Interest-only securities do not have a stated maturity or amortization period. The expected amount of the cash flow as well as the timing depends on the performance of the underlying collateral supporting each securitization. The actual cash flow of these instruments could vary substantially if performance is different from our assumptions. We develop assumptions to value these investments by analyzing past portfolio performance, current loan characteristics, current and expected market conditions and the expected effect of our actions to mitigate adverse performance. Assumptions used as of December 31, 2001, are summarized in the notes to the consolidated financial statements.

          We use computer models to simulate the cash flows (including any potential payments related to the guarantees of certain lower rated securities issued by the securitization trusts) expected from our retained interests in securitization trusts (including interest-only securities) under various interest rate scenarios. These simulations help us to measure the potential gain or loss in fair value of these financial instruments, including the effects of changes in interest rates on prepayments. We estimate that our retained interests would decline in fair value by approximately $60 million if interest rates were to decrease by 10 percent from their December 31, 2001 levels. This compares to a decline in fair value of approximately $70 million based on amounts and rates at December 31, 2000. The calculations involved in our computer simulations incorporate numerous assumptions, require significant estimates and assume an immediate change in interest rates without any management of the interest-only securities in reaction to such change. Consequently, potential changes in value of our retained interests indicated by the simulations will likely be different from the actual changes experienced under given interest rate scenarios, and the differences may be material. See the note to the consolidated financial statement entitled "Finance Receivables and Retained Interests in Securitization Trusts" for a summary of the key economic assumptions used to determine the estimated fair value of all of our retained interests in securitizations and the sensitivity of the current fair value of cash flows to immediate 10 percent and 20 percent changes in those assumptions.

          We estimate that our finance receivables (including both "finance receivables" and "finance receivables-securitized") would decline in fair value by approximately $362.3 million if interest rates were to increase by 10 percent from their December 31, 2001 levels. This compares to a decline in fair value of $308.8 million based on amounts and rates at December 31, 2000. The increase in the estimated decline corresponds with the increase to our finance receivable balances.

          Our finance receivables are primarily funded with the fixed rate asset-backed securities purchased by investors in our securitizations and floating-rate debt. Such borrowings included bank credit facilities, master repurchase agreements and the notes payable related to securitized finance receivables structured as collateralized borrowings ($12.0 billion of which was at fixed rates and $5.1 billion of which was at floating rates). Based on the interest rate exposure and prevalent rates at December 31, 2001, a relative 10 percent decrease in interest rates would increase the fair value of the finance segment's fixed-rate borrowed capital by approximately $262.6 million. The interest expense on this segment's floating-rate debt will fluctuate as prevailing interest rates change. The Company is exposed to market risk from the time a loan is originated to the time the loan is financed in a securitization transaction as interest rates may fluctuate during such period of time.

          Corporate

          We manage the ratio of borrowed capital to total capital and the portion of our outstanding capital subject to fixed and variable rates, taking into consideration the current interest rate environment and other market conditions. Our borrowed capital at December 31, 2001, included notes payable and Company-obligated mandatorily redeemable preferred securities of subsidiary trusts totaling $6.1 billion ($4.6 billion of which is at fixed rates and $1.5 billion of which is at floating rates). Based on the interest rate exposure and prevalent rates at December 31, 2001, a relative 10 percent decrease in interest rates would increase the fair value of our fixed-rate borrowed capital by approximately $13 million. This compares to a $38 million increase based on our borrowed capital and prevalent rates at December 31, 2000. Our interest expense on floating-rate debt will fluctuate as prevailing interest rates change.

          The fair value of our borrowed capital also varies with credit ratings and other conditions in the capital markets. Following the events that occurred during 2000 and 2001 concerning plans to explore the sale of Conseco Finance and other events described elsewhere herein, the capital markets reacted by lowering the value of our publicly traded securities. In addition, the capital markets have also lowered the value of the securities issued in previous securitization transactions of Conseco Finance.


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

          ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.


                   Index to Consolidated Financial Statements


                                                                                                                       Page
                                                                                                                       ----

Report of Independent Accountants.......................................................................................76

Consolidated Balance Sheet at December 31, 2001 and 2000................................................................77

Consolidated Statement of Operations for the years ended
    December 31, 2001, 2000 and 1999....................................................................................79

Consolidated Statement of Shareholders' Equity
    for the years ended December 31, 2001, 2000 and 1999................................................................81

Consolidated Statement of Cash Flows for the years ended
    December 31, 2001, 2000 and 1999....................................................................................84

Notes to Consolidated Financial Statements..............................................................................85

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors
  and Shareholders of
  Conseco, Inc.


          In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, shareholders' equity and cash flows present fairly, in all material respects, the financial position of Conseco, Inc. and subsidiaries at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

          As discussed in note 1 to the consolidated financial statements, the Company adopted EITF Issue No. 99-20, "Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets" in 2000.


                                         /s/ PricewaterhouseCoopers LLP
                                        ---------------------------------
                                             PricewaterhouseCoopers LLP



Indianapolis, Indiana
March 29, 2002

                         CONSECO, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                           December 31, 2001 and 2000
                              (Dollars in millions)


                                     ASSETS




                                                                                            2001              2000
                                                                                            ----              ----

Investments:
    Actively managed fixed maturities at fair value (amortized cost:
       2001 - $23,127.8; 2000 - $22,930.2).............................................  $22,347.0         $21,755.1
    Interest-only securities at fair value (amortized cost: 2001 - $131.3;
       2000 - $431.2)..................................................................      141.7             432.9
    Equity securities at fair value (cost: 2001 - $257.3; 2000 - $286.8)...............      227.0             248.3
    Mortgage loans.....................................................................    1,228.0           1,238.6
    Policy loans.......................................................................      635.8             647.2
    Venture capital investment in TeleCorp PCS, Inc.
       (cost: 2001 - $39.0; 2000 - $53.2)..............................................      155.3             258.6
    Other invested assets .............................................................      292.4             436.9
                                                                                         ----------        ---------

          Total investments............................................................   25,027.2          25,017.6

Cash and cash equivalents:
    Held by the parent company.........................................................      152.2             294.0
    Held by the parent company in segregated accounts..................................       54.7              81.9
    Held by subsidiaries...............................................................    2,853.9           1,287.7
Accrued investment income..............................................................      688.6             643.3
Finance receivables....................................................................    3,810.7           3,865.0
Finance receivables - securitized......................................................   14,198.5          12,622.8
Cost of policies purchased.............................................................    1,657.8           1,954.8
Cost of policies produced..............................................................    2,570.2           2,480.5
Reinsurance receivables................................................................      663.0             669.4
Goodwill...............................................................................    3,695.4           3,800.8
Income tax assets......................................................................      678.1             647.2
Assets held in separate accounts and investment trust..................................    2,376.3           2,610.1
Cash held in segregated accounts for investors.........................................      550.2             551.3
Cash held in segregated accounts related to servicing agreements and
    securitization transactions........................................................      994.6             866.7
Other assets...........................................................................    1,420.9           1,196.1
                                                                                         ---------         ---------

          Total assets.................................................................  $61,392.3         $58,589.2
                                                                                         =========         =========



                            (continued on next page)









                   The accompanying notes are an integral part
                    of the consolidated financial statements.

                         CONSECO, INC. AND SUBSIDIARIES

                           December 31, 2001 and 2000
                              (Dollars in millions)


                      LIABILITIES AND SHAREHOLDERS' EQUITY



                                                                                            2001              2000
                                                                                            ----              ----

Liabilities:
    Liabilities for insurance and asset accumulation products:
       Interest-sensitive products.....................................................  $15,787.7         $16,123.2
       Traditional products............................................................    8,172.8           7,875.1
       Claims payable and other policyholder funds.....................................    1,005.5           1,026.1
       Liabilities related to separate accounts and investment trust...................    2,376.3           2,610.1
       Liabilities related to certificates of deposit..................................    1,790.3           1,873.3
    Investor payables..................................................................      550.2             551.3
    Other liabilities..................................................................    1,699.3           1,565.5
    Investment borrowings..............................................................    2,242.7             219.8
    Notes payable:
       Direct corporate obligations....................................................    4,087.6           5,055.0
       Direct finance obligations:
          Master repurchase agreements.................................................    1,670.8           1,802.4
          Credit facility collateralized by retained interests in securitizations......      507.3             590.0
          Other borrowings.............................................................      349.8             418.5
       Related to securitized finance receivables structured as collateralized
          borrowings...................................................................   14,484.5          12,100.6
                                                                                         ---------         ---------

            Total liabilities..........................................................   54,724.8          51,810.9
                                                                                         ---------         ---------

Minority interest:
    Company-obligated mandatorily redeemable preferred securities
       of subsidiary trusts............................................................    1,914.5           2,403.9

Shareholders' equity:
    Preferred stock....................................................................      499.6             486.8
    Common stock and additional paid-in capital (no par value, 1,000,000,000 shares authorized, shares issued and outstanding: 2001 - 344,743,196;
       2000 - 325,318,457).............................................................    3,484.3           2,911.8
    Accumulated other comprehensive loss...............................................     (439.0)           (651.0)
    Retained earnings..................................................................    1,208.1           1,626.8
                                                                                         ---------         ---------

            Total shareholders' equity.................................................    4,753.0           4,374.4
                                                                                         ---------         ---------

            Total liabilities and shareholders' equity.................................  $61,392.3         $58,589.2
                                                                                         =========         =========










                   The accompanying notes are an integral part
                    of the consolidated financial statements.

                         CONSECO, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF OPERATIONS
              for the years ended December 31, 2001, 2000 and 1999
                  (Dollars in millions, except per share data)



                                                                           2001              2000             1999
                                                                           ----              ----             ----


Revenues:
    Insurance policy income............................................  $4,065.7        $ 4,220.3          $4,040.5
    Net investment income:
       Insurance and fee-based segment general account assets..........   1,811.2          1,919.6           1,987.8
       Finance segment assets..........................................   2,292.1          2,013.5             817.7
       Equity-indexed and separate account products....................    (286.4)           135.0             218.8
       Venture capital income (loss) related to investment
          in TeleCorp PCS, Inc.........................................     (42.9)          (199.5)            354.8
       Other ..........................................................      20.9             51.8              32.3
    Gain on sale of finance receivables................................      26.9              7.5             550.6
    Gain on sale of interest in riverboat..............................     192.4             -                  -
    Net realized investment losses.....................................    (413.7)          (358.3)           (156.2)
    Fee revenue and other income.......................................     441.9            506.5             489.4
                                                                         --------        ---------          --------

          Total revenues...............................................   8,108.1          8,296.4           8,335.7
                                                                         --------        ---------          --------

Benefits and expenses:
    Insurance policy benefits..........................................   3,506.8          4,071.0           3,815.9
    Provision for losses...............................................     733.2            585.7             147.6
    Interest expense...................................................   1,609.2          1,453.1             561.7
    Amortization.......................................................     800.5            687.2             752.1
    Other operating costs and expenses.................................   1,389.0          1,646.2           1,353.2
    Special charges....................................................     101.9            699.3                -
    Impairment charges.................................................     386.9            515.7             554.3
                                                                         --------        ---------          --------

           Total benefits and expenses.................................   8,527.5          9,658.2           7,184.8
                                                                         --------        ---------          --------

           Income (loss) before income taxes, minority interest, extraordinary gain (loss) and cumulative effect of
              accounting change........................................    (419.4)        (1,361.8)          1,150.9

Income tax expense (benefit)...........................................    (115.8)          (376.2)            423.1
                                                                         --------        ---------          --------

           Income (loss) before minority interest, extraordinary
              gain (loss) and cumulative effect of accounting change...    (303.6)          (985.6)            727.8

Minority interest:
    Distributions on Company-obligated mandatorily redeemable
       preferred securities of subsidiary trusts, net of income taxes..     119.5            145.3             132.8
                                                                         --------        ---------          --------

           Income (loss) before extraordinary gain (loss) and
              cumulative effect of accounting change ..................    (423.1)        (1,130.9)            595.0

Extraordinary gain (loss) on extinguishment of
    debt, net of income taxes..........................................      17.2             (5.0)               -
Cumulative effect of accounting change, net of income taxes............        -             (55.3)               -
                                                                         ---------       ---------          --------

           Net income (loss)...........................................    (405.9)        (1,191.2)            595.0

Preferred stock dividends..............................................      12.8             11.0               1.5
                                                                         --------        ---------          --------

           Net income (loss) applicable to common stock................  $ (418.7)       $(1,202.2)         $  593.5
                                                                         ========        =========          ========

                                   (continued)


                   The accompanying notes are an integral part
                    of the consolidated financial statements.

                         CONSECO, INC. AND SUBSIDIARIES
              for the years ended December 31, 2001, 2000 and 1999
                  (Dollars in millions, except per share data)


                                                                           2001            2000             1999
                                                                           ----            ----             ----

Earnings per common share:
    Basic:
       Weighted average shares outstanding........................... 338,145,000      325,953,000       324,635,000
       Income (loss) before extraordinary gain (loss) and cumulative
         effect of accounting change ................................      $(1.29)          $(3.51)            $1.83
       Extraordinary gain (loss) on extinguishment of debt...........         .05             (.01)              -
       Cumulative effect of accounting change........................         -               (.17)              -
                                                                           ------           ------             -----

         Net income (loss)...........................................      $(1.24)          $(3.69)            $1.83
                                                                           ======           ======             =====

    Diluted:
       Weighted average shares outstanding........................... 338,145,000      325,953,000       332,893,000
       Income (loss) before extraordinary gain (loss) and cumulative
         effect of accounting change.................................      $(1.29)          $(3.51)            $1.79
       Extraordinary gain (loss) on extinguishment of debt ..........         .05             (.01)              -
       Cumulative effect of accounting change........................         -               (.17)              -
                                                                           ------           ------             -----

         Net income (loss)...........................................      $(1.24)          $(3.69)            $1.79
                                                                           ======           ======             =====
































                   The accompanying notes are an integral part
                    of the consolidated financial statements.

                         CONSECO, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
              for the years ended December 31, 2001, 2000 and 1999
                              (Dollars in millions)



                                                                                   Common stock     Accumulated other
                                                                       Preferred  and additional      comprehensive   Retained
                                                              Total      stock    paid-in capital         loss        earnings
                                                              -----      -----    ---------------         ----        --------


Balance, December 31, 1998 ............................... $5,273.6       $105.5      $2,736.5           $ (28.4)      $2,460.0

   Comprehensive loss, net of tax:
     Net income...........................................    595.0                                                       595.0
     Change in unrealized depreciation
       of investments (net of applicable income tax
       benefit of $427.4).................................   (743.2)          -             -              (743.2)           -
                                                           --------

         Total comprehensive loss.........................   (148.2)

   Issuance of common shares..............................    209.6           -          209.6                -              -
   Issuance of convertible preferred shares...............    478.4        478.4            -                 -
   Tax benefit related to issuance of shares under
     stock option plans...................................     25.0           -           25.0                -              -
   Conversion of preferred stock into common
     shares...............................................       -        (105.5)        105.5                -              -
   Cost of shares acquired................................    (89.5)          -          (89.5)               -              -
   Dividends on preferred stock...........................     (1.5)          -             -                 -            (1.5)
   Dividends on common stock..............................   (191.2)          -             -                 -          (191.2)
                                                           --------       ------      --------           -------       --------

Balance, December 31, 1999................................ $5,556.2       $478.4      $2,987.1           $(771.6)      $2,862.3



                          (continued on following page)





















                   The accompanying notes are an integral part
                    of the consolidated financial statements.

                         CONSECO, INC. AND SUBSIDIARIES
              for the years ended December 31, 2001, 2000 and 1999
                              (Dollars in millions)



                                                                                   Common stock     Accumulated other
                                                                       Preferred  and additional      comprehensive   Retained
                                                              Total      stock    paid-in capital         loss        earnings
                                                              -----      -----    ---------------         ----        --------

Balance, December 31, 1999 (carried forward
   from prior page).......................................  $5,556.2      $478.4      $2,987.1          $(771.6)     $ 2,862.3

   Comprehensive loss, net of tax:
     Net loss.............................................  (1,191.2)         -             -                -        (1,191.2)
     Change in unrealized depreciation
       of investments (net of applicable income tax
       expense of $72.0)..................................     120.6          -             -             120.6             -
                                                            --------

         Total comprehensive loss.........................  (1,070.6)

   Issuance of common shares for stock options and for
     employee benefit plans...............................       6.6          -            6.6               -              -
   Issuance of convertible preferred shares...............       8.4         8.4            -                -              -
   Issuance of warrants...................................      21.0          -           21.0               -              -
   Settlement of forward contract.........................     (90.5)         -          (90.5)              -              -
   Cost of shares acquired................................     (12.4)         -          (12.4)              -              -
   Dividends on preferred stock...........................     (11.0)         -             -                -           (11.0)
   Dividends on common stock..............................     (33.3)         -             -                -           (33.3)
                                                            --------      ------      --------          --------     ---------

Balance, December 31, 2000................................  $4,374.4      $486.8      $2,911.8           $(651.0)    $ 1,626.8




                          (continued on following page)






















                   The accompanying notes are an integral part
                    of the consolidated financial statements.

                         CONSECO, INC. AND SUBSIDIARIES
              for the years ended December 31, 2001, 2000 and 1999
                              (Dollars in millions)




                                                                               Common stock      Accumulated other
                                                                   Preferred  and additional       comprehensive     Retained
                                                          Total      stock    paid-in capital          loss          earnings
                                                          -----      -----    ---------------          ----          --------


Balance, December 31, 2000 (carried forward
       from prior page)..............................  $4,374.4     $486.8      $2,911.8           $(651.0)          $1,626.8

   Comprehensive loss, net of tax:
     Net loss........................................    (405.9)        -             -                 -              (405.9)
     Change in unrealized depreciation of
       investments (net of applicable income tax
       expense of $121.8)............................     212.0         -             -              212.0                 -
                                                       --------

         Total comprehensive loss....................    (193.9)

   Issuance of shares pursuant to stock purchase
     contracts related to FELINE PRIDES..............     496.6         -          496.6                -                  -
   Issuance of shares pursuant to acquisition of
     ExlService.com, Inc.............................      52.1         -           52.1                -
   Issuance of shares for stock options and for
     employee benefit plans..........................      23.8         -           23.8                -                  -
   Payment-in-kind dividends on convertible
     preferred stock.................................      12.8       12.8            -                 -                  -
   Dividends on preferred stock......................     (12.8)        -             -                 -               (12.8)
                                                       --------     ------      --------           -------           --------

Balance, December 31, 2001...........................  $4,753.0     $499.6      $3,484.3           $(439.0)          $1,208.1
                                                       ========     ======      ========           =======           ========

























                   The accompanying notes are an integral part
                    of the consolidated financial statements.

                         CONSECO, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS
              for the years ended December 31, 2001, 2000 and 1999
                              (Dollars in millions)



                                                                                             2001          2000         1999
                                                                                             ----          ----         ----

Cash flows from operating activities:
   Insurance policy income.............................................................  $  3,518.8     $  3,634.4   $  3,635.4
   Net investment income...............................................................     3,930.3        3,870.2      2,872.0
   Points and origination fees.........................................................          -              -         390.0
   Fee revenue and other income........................................................       398.3          522.1        499.9
   Insurance policy benefits...........................................................    (2,792.8)      (2,686.5)    (2,675.8)
   Interest expense....................................................................    (1,570.5)      (1,331.6)      (533.6)
   Policy acquisition costs............................................................      (667.0)        (794.2)      (819.4)
   Special charges.....................................................................       (29.5)        (216.3)       (20.9)
   Other operating costs...............................................................    (1,492.7)      (1,751.2)    (1,306.3)
   Taxes...............................................................................        29.8          (41.6)      (252.7)
                                                                                         ----------     ----------   ----------

       Net cash provided by operating activities.......................................     1,324.7        1,205.3      1,788.6
                                                                                         ----------     ----------   ----------

Cash flows from investing activities:
   Sales of investments................................................................    24,179.7        6,987.5     15,811.6
   Maturities and redemptions of investments...........................................     1,381.4          825.5      1,056.8
   Purchases of investments............................................................   (25,509.5)      (7,952.6)   (18,957.4)
   Cash received from the sale of finance receivables, net of expenses.................       867.2        2,501.2      9,516.6
   Principal payments received on finance receivables..................................     8,611.3        8,490.1      7,402.4
   Finance receivables originated......................................................   (12,320.3)     (18,515.9)   (24,650.5)
   Other...............................................................................      (136.7)        (165.2)        36.8
                                                                                         ----------     ----------   ----------

       Net cash used by investing activities ..........................................    (2,926.9)      (7,829.4)    (9,783.7)
                                                                                         ----------     ----------   ----------

Cash flows from financing activities:
   Amounts received for deposit products...............................................     4,204.8        4,966.7      3,935.0
   Withdrawals from deposit products...................................................    (4,489.4)      (4,545.9)    (3,029.6)
   Issuance of notes payable and commercial paper......................................    12,160.5       22,548.9     21,219.7
   Payments on notes payable and commercial paper......................................   (10,480.5)     (14,416.2)   (14,657.5)
   Change in cash held in restricted accounts for settlement of borrowings.............      (241.8)        (689.7)       (76.8)
   Investment borrowings...............................................................     2,022.9         (609.1)      (127.3)
   Issuance of Company-obligated mandatorily redeemable preferred securities of
     subsidiary trusts.................................................................          -              -         534.3
   Repurchase of Company-obligated mandatorily redeemable preferred
     securities of subsidiary trusts...................................................          -          (250.0)         -
   Issuance of common and convertible preferred shares.................................         4.1             .8        588.4
   Payments for settlement of forward contract and to repurchase equity securities.....          -          (102.6)       (29.5)
   Dividends on common and preferred shares and distributions on
     Company-obligated mandatorily redeemable
     preferred securities of subsidiary trusts.........................................      (181.2)        (302.1)      (379.4)
                                                                                         ----------     ----------   ----------

       Net cash provided by financing activities.......................................     2,999.4        6,600.8      7,977.3
                                                                                         ----------     ----------   ----------

       Net increase (decrease) in cash and cash equivalents............................     1,397.2          (23.3)       (17.8)

Cash and cash equivalents, beginning of year...........................................     1,663.6        1,686.9      1,704.7
                                                                                         ----------     ----------   ----------

Cash and cash equivalents, end of year.................................................  $  3,060.8     $  1,663.6   $  1,686.9
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

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           --------------------------


          1. DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES:

          Description of Business

          Conseco, Inc. ("we", "Conseco" or the "Company") is a financial services holding company with subsidiaries operating throughout the United States. Our insurance subsidiaries develop, market and administer supplemental health insurance, annuity, individual life insurance and other insurance products. Our finance subsidiaries originate, securitize and service manufactured housing, home equity, home improvement, retail credit and floorplan loans made by the Company (references to loans made by the Company include both cash advances and purchases of obligations). Conseco's operating strategy is to grow its business by focusing its resources on the development and expansion of profitable products and strong distribution channels, to seek to achieve superior investment returns through active asset management and to control expenses.

          During the last two years, Conseco has taken a number of actions designed to reduce parent company debt and increase the efficiency of our business operations. The actions with respect to Conseco Finance Corp. ("Conseco Finance", formerly Green Tree Financial Corporation prior to its name change in November 1999), a wholly owned subsidiary of Conseco, include: (i) the sale, closing or runoff of several business units (including asset-based lending, vendor leasing, bankcards, transportation and park construction and floorplan lending); (ii) monetization of certain on-balance sheet financial assets through sales or as collateral for additional borrowings; and (iii) cost savings and restructuring of ongoing businesses such as streamlining of loan origination operations in the manufactured housing and home equity divisions. In early 2002, Conseco Finance announced its decision to reduce the size of its floorplan lending business. The actions with respect to our life insurance segment include: (i) the planned sale of our variable insurance business, which has been designated for sale because of its lack of synergy with our targeted middle market consumer; (ii) planned reinsurance transactions of various insurance blocks; and (iii) the division of our insurance segment into two operating units: the first, based in Carmel, Indiana, includes our professional independent producer distribution channel and the other, based in Chicago, Illinois, includes our career agents and direct marketing distribution channels. With respect to all of our business segments, we have initiated actions to improve productivity and quality through our "Process Excellence" program. Through a combination of reduced expenses, revenue enhancement projects and better deployment of capital, the Process Excellence improvements are intended to help us achieve our financial goals. Other planned changes include moving a significant number of jobs to India, where a highly-educated, low-cost, English-speaking labor force is available. We have also completed the sale of certain non-strategic assets, such as our interest in the riverboat casino in Lawrenceburg, Indiana and our subprime auto loan portfolio. Our recent efforts have been focused primarily on generating cash to meet our 2002 debt service commitments. See note 2 for a discussion of the current business conditions and liquidity considerations of the Company.

          During 2001 and 2002, we began the process of non-renewing our major medical lines of business. These lines of business are referred to herein as the "discontinued major medical business". These actions had a significant effect on the Company's operating results during 2001 and 2000. These lines had pre-tax losses of $130.4 million in 2001 (including a write off of $77.4 million of the cost of policies produced and the cost of policies purchased related to this business that is not recoverable) and $51.3 million in 2000.

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

          Consolidation issues. On July 31, 2001, we completed the acquisition of ExlService.com, Inc. ("Ex1"), a firm that specializes in customer service and backroom outsourcing with operations in India. We issued 3.4 million shares of our common stock in exchange for Ex1's common stock. The total value of the transaction is approximately $52.1 million. The Conseco Board of Directors (without Gary C. Wendt, the Company's Chief Executive Officer, voting) approved the transaction, after receiving the recommendation of a special committee of outside directors. Mr. Wendt was one of the founders of Exl. Mr. Wendt and his wife owned 20.3 percent of Exl and his other relatives owned an additional 9.4 percent. Mr. Wendt and his wife received 692,567 shares of Conseco common stock in the transaction (worth approximately $9.7 million at the time the agreement was negotiated). However, these shares remain restricted until Conseco recovers its $52.1

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           --------------------------


million acquisition price through cost savings achieved by transferring work to Exl and/or pre-tax profits from services provided to third parties by Exl. The shares also become unrestricted upon a change of control of 51 percent of the outstanding shares of Conseco common stock.

          Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141") eliminates the pooling-of-interests method of accounting for business combinations initiated after July 1, 2001 and also changes the criteria used to recognize intangible assets apart from goodwill. We were required to apply these new rules in accounting for the Exl acquisition. Pursuant to these rules, in the Exl acquisition Conseco acquired: (i) goodwill with a value of $38.6 million, which has an indeterminate life; and (ii) other intangible assets with a value of $7.5 million, which are expected to have an average life of approximately 5 years. Pursuant to SFAS 141 and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142") described below under "Recently Issued Accounting Standards", this goodwill is not amortized but is subject to annual impairment tests, effective January 1, 2002.

          Our consolidated financial statements exclude the results of material transactions between us and our consolidated affiliates, or among our consolidated affiliates. We reclassified certain amounts in our 2000 and 1999 consolidated financial statements and notes to conform with the 2001 presentation. These reclassifications have no effect on net income (loss) or shareholders' equity.

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           --------------------------


          Investments

          Fixed maturities are securities that mature more than one year after issuance and include bonds, certain notes receivable and redeemable preferred stock. Fixed maturities that we may sell prior to maturity are classified as actively managed and are carried at estimated fair value, with any unrealized gain or loss, net of tax and related adjustments, recorded as a component of shareholders' equity. Fixed maturity securities that we intend to sell in the near term are classified as trading and included in other invested assets. We include any unrealized gain or loss on trading securities in net investment losses.

          Interest-only securities represent the right to receive certain future cash flows from securitization transactions structured prior to our September 8, 1999 announcement (see "Revenue Recognition for Sales of Finance Receivables and Amortization of Servicing Rights" below). Such cash flows generally are equal to the value of the principal and interest to be collected on the underlying financial contracts of each securitization in excess of the sum of the principal and interest to be paid on the securities sold and contractual servicing fees. We carry interest-only securities at estimated fair value. We determine fair value by discounting the projected cash flows over the expected life of the receivables sold using current prepayment, default, loss and interest rate assumptions. We determine the appropriate discount rate to value these securities based on our estimates of current market rates of interest for securities with similar yield, credit quality and maturity characteristics. The discount rate was 16 percent at December 31, 2001, compared to 15 percent at December 31, 2000. We record any unrealized gain or loss determined to be temporary, net of tax, as a component of shareholders' equity. With the adoption of EITF Issue No. 99-20, "Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets" ("EITF 99-20") on July 1, 2000, declines in value are considered to be other than temporary when: (i) the fair value of the security is less than its carrying value; and (ii) the timing and/or amount of cash expected to be received from the security has changed adversely from the previous valuation which determined the carrying value of the security. When declines in value considered to be other than temporary occur, we reduce the amortized cost to estimated fair value and recognize a loss in the statement of operations. The assumptions used to determine new values are based on our internal evaluations and consultation with external advisors having significant experience in valuing these securities. See note 4 for additional discussion of gain on sale of receivables and interest-only securities.

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

          Venture capital investment in TeleCorp PCS, Inc. ("TeleCorp") was made by our subsidiary which engages in venture capital investment activity. TeleCorp is a company in the wireless communication business. Our investment in TeleCorp (currently AWE as described in the following paragraph) is carried at estimated fair value, with changes in fair value recognized as investment income (loss). We held 12.6 million shares of TeleCorp common stock with a fair value of $157.5 million at December 31, 2001 ($12.49 per share). In the first quarter of 2002, AT&T Wireless Services, Inc. ("AWE") acquired TeleCorp. Pursuant to the merger agreement, our shares of TeleCorp were converted into 11.4 million shares of AWE. Upon the completion of the merger, there are no restrictions on our ability to sell our interest in AWE. We expect to sell (or monetize through borrowing and forward sale transactions) our remaining interest in AWE during 2002, in conjunction with our plans to meet our debt obligations.

          At March 18, 2002, our holdings of AWE common stock included: 10.3 million shares valued at $102.2 million (which shares have not been monetized); and 1.1 million shares which are held as collateral for a $12.1 million investment borrowing transaction and are subject to a forward sale contract pursuant to which the Company has agreed to sell between .6 million and 1.1 million shares of AWE common stock for $15.5 million on November 15, 2006. The number of shares purchased will be based on the $15.5 million purchase price and the price of AWE common stock at the purchase date. However, such price will be no lower than $14.9862 per share and no higher than $24.3527 per share pursuant to the terms of the forward sale contract.

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           --------------------------


          The forward contract is a derivative that is required to be marked-to-market each period. Since the hedged asset (i.e., a portion of the shares of TeleCorp we own) is required to be carried at market value, the hedge rules of SFAS 133 (as defined under the caption "Accounting for Derivatives") are not applicable. However, since the value of the derivative will fluctuate in relation to the change in value of the related TeleCorp common stock, we expect the forward contract to act as a hedge and reduce earnings volatility associated with the TeleCorp common stock. At December 31, 2001, the value of the derivative was not significant.

          The market values of many companies in TeleCorp's business sector have declined significantly in recent periods. We recognized venture capital investment income (loss) of $(42.9) million, $(199.5) million and $354.8 million in 2001, 2000 and 1999, respectively, primarily related to this investment.

          During the fourth quarter of 2001, we sold 4.6 million shares of TeleCorp common stock to certain investment trusts for $60.3 million. Conseco and its subsidiaries hold all of the debt issued by the trusts; a third party owns the equity securities. The trusts are further described in note 3.

          Other invested assets include: (i) trading securities; (ii) Standard & Poor's 500 Call Options ("S&P 500 Call Options"); and (iii) certain non-traditional investments. Trading securities are carried at market value with the change in value recognized as a charge to net income (loss). These securities are expected to be sold in the near term or relate to our multibucket annuity products as described under "Multibucket Annuity Product" below. We carry the S&P 500 Call Options at estimated fair value as further described below under "Accounting for Derivatives". Non-traditional investments include investments in certain limited partnerships, mineral rights and promissory notes; we account for them using either the cost method, or for investments in partnerships over whose operations the Company exercises significant influence, the equity method.

          We defer any fees received or costs incurred when we originate investments. We amortize fees, costs, discounts and premiums as yield adjustments over the contractual lives of the investments. We consider anticipated prepayments on mortgage-backed securities in determining estimated future yields on such securities.

          When we sell a security (other than trading securities or venture capital investments), we report the difference between the sale proceeds and amortized cost (determined based on specific identification) as an investment gain or loss.

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

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           --------------------------


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

          We reduce the carrying value of finance receivables to net realizable value at the earlier of: (i) six months of contractual delinquency; or (ii) when we take possession of the property securing the finance receivable.

          In addition, during 2001, 2000 and 1999, we established a provision for losses related to our guarantees of bank loans and the related interest loans to approximately 155 current and former directors, officers and key employees for the purchase of Conseco common stock (see note 8 for additional information on this provision).

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

          When we replace an existing insurance contract with another insurance contract with substantially different terms, all unamortized cost of policies produced related to the replaced contract is immediately written off. When we replace an existing insurance contract with another insurance contract with substantially similar terms, we continue to defer the cost of policies produced associated with the replaced contract. Such costs related to the replaced contracts which continue to be deferred were $10.0 million, $5.6 million and $8.6 million in 2001, 2000 and 1999, respectively.

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

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           --------------------------


(vi) recent prices (i.e., discount rates used in determining valuations) paid by others to acquire similar blocks of business.

          Goodwill

          Goodwill is the excess of the amount we paid to acquire a company over the fair value of its net assets. Our analysis of acquired businesses indicates that the anticipated ongoing cash flows from the earnings of the purchased businesses extend beyond the maximum 40-year period allowed for goodwill amortization. Accordingly, we have amortized goodwill on a straight-line basis generally over a 40-year period. The total accumulated amortization of goodwill was $613.3 million and $503.7 million at December 31, 2001 and 2000, respectively. Pursuant to generally accepted accounting principles in effect at December 31, 2001, we have determined that goodwill is fully recoverable from projected undiscounted net cash flows from earnings of the subsidiaries over the remaining amortization period. If we had determined that the undiscounted projected cash flows no longer supported the recoverability of goodwill over the remaining amortization period, we would have reduced its carrying value with a corresponding charge to expense or shortened the amortization period. Cash flows considered in such an analysis are those of the business acquired, if separately identifiable, or the product line that acquired the business, if such earnings are not separately identifiable. See "Recently Issued Accounting Standards" below for a discussion of new accounting standards applicable to goodwill which are effective beginning on January 1, 2002.

          Assets Held in Separate Accounts and Investment Trust

          Separate accounts are funds on which investment income and gains or losses accrue directly to certain policyholders. The assets of these accounts are legally segregated. They are not subject to the claims that may arise out of any other business of Conseco. We report separate account assets at market value; the underlying investment risks are assumed by the contractholders. We record the related liabilities at amounts equal to the market value of the underlying assets. We record the fees earned for administrative and contractholder services performed for the separate accounts in insurance policy income.

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

          Liabilities Related to Certificates of Deposit

          These liabilities relate to the certificates of deposits issued by our bank subsidiaries. The liability and interest expense account are also increased for the interest which accrues on the deposits. At December 31, 2001 and 2000, the weighted average interest crediting rate on these deposits was 4.7 percent and 6.9 percent, respectively.

          Reinsurance

          In the normal course of business, we seek to limit our exposure to loss on any single insured or to certain groups of policies by ceding reinsurance to other insurance enterprises. We currently retain no more than $.8 million of mortality risk on any one policy. We diversify the risk of reinsurance loss by using a number of reinsurers that have strong claims-paying ratings. If any reinsurer could not meet its obligations, the Company would assume the liability. The likelihood of a material loss being incurred as a result of the failure of one of our reinsurers is considered remote. The cost of reinsurance is recognized over the life of the reinsured policies using assumptions consistent with those used to account for the underlying

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           --------------------------


policy. The cost of reinsurance ceded totaled $253.7 million, $248.3 million and $418.6 million in 2001, 2000 and 1999, respectively. A receivable is recorded for the reinsured portion of insurance policy benefits paid and liabilities for insurance products. Reinsurance recoveries netted against insurance policy benefits totaled $205.9 million, $283.2 million and $392.0 million in 2001, 2000 and 1999, respectively.

          From time-to-time, we assume insurance from other companies. Any costs associated with the assumption of insurance are amortized consistent with the method used to amortize the cost of policies produced described above. Reinsurance premiums assumed totaled $147.0 million, $305.4 million and $547.8 million in 2001, 2000 and 1999, respectively.

          Income Taxes

          Our income tax expense includes deferred income taxes arising from temporary differences between the tax and financial reporting bases of assets and liabilities and net operating loss carryforwards. In assessing the realization of deferred income tax assets, we consider whether it is more likely than not that the deferred income tax assets will be realized. The ultimate realization of deferred income tax assets depends upon generating future taxable income during the periods in which temporary differences become deductible and net operating loss carryforwards expire. If future income is not generated as expected, a valuation allowance will be established.

          Investment Borrowings

          As part of our investment strategy, we may enter into reverse repurchase agreements and dollar-roll transactions to increase our investment return or to improve our liquidity. We account for these transactions as collateral borrowings, where the amount borrowed is equal to the sales price of the underlying securities. Reverse repurchase agreements involve a sale of securities and an agreement to repurchase the same securities at a later date at an agreed-upon price. Dollar rolls are similar to reverse repurchase agreements except that, with dollar rolls, the repurchase involves securities that are only substantially the same as the securities sold. Such borrowings averaged $1,029.7 million during 2001 and $324.4 million during 2000. These borrowings were collateralized by investment securities with fair values approximately equal to the loan value. The weighted average interest rate on short-term collateralized borrowings was 3.3 percent and 5.7 percent in 2001 and 2000, respectively. The primary risk associated with short-term collateralized borrowings is that a counterparty will be unable to perform under the terms of the contract. Our exposure is limited to the excess of the net replacement cost of the securities over the value of the short-term investments (such excess was not material at December 31, 2001). We believe the counterparties to our reverse repurchase and dollar-roll agreements are financially responsible and that the counterparty risk is minimal.

          Use of Estimates

          When we prepare financial statements in conformity with GAAP, we are required to make estimates and assumptions that significantly affect various reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting periods. For example, we use significant estimates and assumptions in calculating values for the cost of policies produced, the cost of policies purchased, interest-only securities, certain investments, servicing rights, goodwill, liabilities for insurance and asset accumulation products, liabilities related to litigation, guaranty fund assessment accruals, liabilities related to guarantees of securitized debt issued in conjunction with certain sales of finance receivables and liabilities related to guarantees of bank loans and the related interest loans to certain current and former directors, officers and key employees, gain on sale of finance receivables, allowance for credit losses on finance receivables and the reliance on generating adequate future taxable income to support deferred income tax assets. If our future experience differs materially from these estimates and assumptions, our financial statements would be affected.

          Accounting for Derivatives

          Our equity-indexed annuity products provide a guaranteed base rate of return and a higher potential return linked to the performance of the Standard & Poor's 500 Index ("S&P 500 Index") based on a percentage (the participation rate) over an annual period. At the beginning of each policy year, a new index period begins. The Company is able to change the participation rate at the beginning of each index period, subject to contractual minimums. We buy S&P 500 Call Options in

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           --------------------------


an effort to hedge potential increases to policyholder benefits resulting from increases in the S&P 500 Index to which the product's return is linked. We include the cost of the S&P 500 Call Options in the pricing of these products. Policyholder account balances for these annuities fluctuate in relation to changes in the values of these options. We reflect changes in the estimated market value of these options in net investment income. Option costs that are attributable to benefits provided were $119.0 million, $123.9 million and $96.3 million during 2001, 2000 and 1999, respectively. These costs are reflected in the change in market value of the S&P 500 Call Options included in investment income. Net investment income related to equity-indexed products before this expense was $4.8 million, $12.9 million and $142.3 million in 2001, 2000 and 1999, respectively. Such amounts were substantially offset by the corresponding charge to insurance policy benefits. The estimated fair value of the S&P 500 Call Options was $49.8 million and $30.4 million at December 31, 2001 and 2000, respectively. We classify such instruments as other invested assets. The Company accounts for the options issued to the policyholder for the estimated life of the annuity contract as embedded derivatives as defined by Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by Statement of Financial Accounting Standards No. 137, "Deferral of the Effective Date of FASB Statement No. 133" and Statement of Financial Accounting Standards No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities" (collectively referred to as "SFAS 133"). The Company records the change in the fair values of the embedded derivatives in current earnings as a component of policyholder benefits. The fair value of these derivatives, which are classified as "liabilities for interest-sensitive products" was $491.2 million at December 31, 2001.

          On June 29, 2001, we entered into interest rate swap agreements to convert the fixed rate on our senior notes (10.75 percent) to a variable rate based on LIBOR plus 4.75 percent. In accordance with the requirements of SFAS 133, the change in the fair value of the interest rate swap and the gain or loss on the hedged senior notes attributable to the hedged interest rate risk are recorded in current-period earnings. Because the terms of the interest rate swap agreements substantially match the terms of the senior notes, the gain or loss on the swap and the senior notes will generally be equal and offsetting (although the effective interest rate on our debt will be affected).

          In early October 2001, we terminated these interest rate swap agreements for cash proceeds of $19.0 million (the value of the terminated swap agreements). No gain was recognized upon the termination of the interest rate swap agreements. Instead, the change in the fair value of the senior notes recorded while the interest rate swaps were outstanding will be amortized as a reduction to interest expense over the remaining life of our senior notes.

          In October 2001, we also entered into new interest rate swap agreements to replace the terminated agreements which convert the fixed rate on our 10.75% senior notes to a variable rate based on LIBOR plus 5.7525 percent (currently 7.62 percent). At December 31, 2001, "notes payable-direct corporate obligations" was decreased by $13.5 million to reflect the estimated fair value of such interest rate swap agreements.

          If the counterparties for the S&P 500 Call Options or the interest rate swap agreements fail to meet their obligations, Conseco may have to recognize a loss. Conseco limits its exposure to such a loss by diversifying among several counterparties believed to be strong and creditworthy. At December 31, 2001, all of the counterparties were rated "A" or higher by Standard & Poor's Corporation.

          In the past, we have used interest-rate swaps to hedge the interest rate risk associated with our borrowed capital. These agreements were terminated during 2000. We realized a net investment loss of $38.6 million (net of an income tax benefit of $20.6 million) related to such terminations during 2000.

          The Company entered into a forward sale contract related to a portion of its venture capital investment in TeleCorp. Such contract is carried at market value, with the change in such value being recognized as venture capital income (loss). The value of the derivative fluctuates in value in relation to the TeleCorp common stock it relates to. See "Venture capital investment in TeleCorp" above for additional information.

          Multibucket Annuity Product

          The Company's multibucket annuity is a fixed annuity product that credits interest based on the experience of a particular market strategy. Policyholders allocate their annuity premium payments to several different market strategies based on different asset classes within the Company's investment portfolio. Interest is credited to this product based on the market

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           --------------------------


return of the given strategy, less management fees, and funds may be moved between different strategies. The Company guarantees a minimum return of premium plus approximately 3 percent per annum over the life of the contract. The investments backing the market strategies of these products are designated by the Company as trading securities. The change in the fair value of these securities is included in investment income which is substantially offset by the change in insurance policy benefits for these products.

          Revenue Recognition for Sales of Finance Receivables and Amortization of Servicing Rights

          Subsequent to September 8, 1999, we are using the portfolio method (the accounting method required for securitizations which are now structured as secured borrowings) to account for securitization transactions. Our securitizations are now structured in a manner that requires them to be accounted for under the portfolio method, whereby the loans and securitization debt remain on our balance sheet pursuant to Financial Accounting Standards Board Statement No. 140, "Accounting for the Transfer and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS 140").

          For securitizations structured prior to September 8, 1999, we accounted for the transfer of finance receivables as sales. In applying generally accepted accounting principles to our securitized sales, we recognized a gain, representing the difference between the proceeds from the sale (net of related sale costs) and the carrying value of the component of the finance receivable sold. We determined such carrying value by allocating the carrying value of the finance receivables between the portion we sold and the interests we retained (generally interest-only securities, servicing rights and, in some instances, other securities), based on each portion's relative fair values on the date of the sale.

          During 1999, the Company sold $9.7 billion of finance receivables in securitizations structured as sales and recognized gains of $550.6 million. The gains recognized were dependent in part on the previous carrying value of the finance receivables included in the securitization transactions, allocated between the assets sold and our retained interests based on their relative fair value at the date of transfer. To obtain fair values, quoted market prices were used if available. However, quotes were generally not available for retained interests, so we estimated the fair values based on the present value of future expected cash flows using our estimates of the key assumptions - credit losses, prepayment speeds, forward yield curves, and discount rates commensurate with the risks involved.

          We amortize the servicing rights we retain after the sale of finance receivables, in proportion to, and over the estimated period of, net servicing income.

          We evaluate servicing rights for impairment on an ongoing basis, stratified by product type and securitization period. To the extent that the recorded amount exceeds the fair value for any strata, we establish a valuation allowance through a charge to earnings. If we determine, upon subsequent measurement of the fair value of these servicing rights, that the fair value equals or exceeds the amortized cost, any previously recorded valuation allowance would be deemed unnecessary and restored to earnings.

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

          Interest-only securities. We discount future expected cash flows over the expected life of the receivables sold using current estimates of future prepayment, default, loss severity and interest rates. We consider any potential payments related to the guarantees of certain lower rated securities issued by the securitization trusts in the projected cash flows used to determine the value of our interest-only securities.

          Venture capital investment in TeleCorp. We carry this investment at estimated fair value based on quoted market prices.

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

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           --------------------------


          Here are the estimated fair values of our financial instruments:



                                                                           2001                           2000
                                                              ----------------------------   -----------------------------
                                                               Carrying            Fair        Carrying            Fair
                                                                Amount             Value        Amount             Value
                                                                ------             -----        ------             -----
                                                                                  (Dollars in millions)

Financial assets:
   Actively managed fixed maturities.......................... $22,347.0        $22,347.0       $21,755.1       $21,755.1
   Interest-only securities...................................     141.7            141.7           432.9           432.9
   Equity securities .........................................     227.0            227.0           248.3           248.3
   Mortgage loans.............................................   1,228.0          1,210.7         1,238.6         1,197.7
   Policy loans...............................................     635.8            635.8           647.2           647.2
   Venture capital investment in TeleCorp.....................     155.3            155.3           258.6           258.6
   Other invested assets......................................     292.4            292.4           436.9           626.9
   Cash and cash equivalents..................................   3,060.8          3,060.8         1,663.6         1,663.6
   Finance receivables (including finance
     receivables-securitized).................................  18,009.2         18,376.7        16,487.8        17,108.7

Financial liabilities:
   Insurance liabilities for interest-sensitive products (1)..  15,787.7         15,787.7        16,123.2        16,123.2
   Liabilities related to certificates of deposit.............   1,790.3          1,790.3         1,873.3         1,873.3
   Investment borrowings......................................   2,242.7          2,242.7           219.8           219.8
   Notes payable and commercial paper:
     Corporate................................................   4,087.6          2,866.1         5,055.0         4,394.9
     Finance..................................................   2,527.9          2,455.2         2,810.9         2,734.0
     Related to securitized finance receivables structured
       as collateralized borrowings...........................  14,484.5         14,774.3        12,100.6        12,323.8
   Company-obligated mandatorily redeemable
     preferred securities of subsidiary trusts................   1,914.5          1,206.5         2,403.9         1,290.3

--------------------

     (1) The estimated fair value of the liabilities for interest-sensitive products was approximately equal to its carrying value at December 31, 2001 and 2000. This was because interest rates credited on the vast majority of account balances approximate current rates paid on similar products and because these rates are not generally guaranteed beyond one year. We are not required to disclose fair values for insurance liabilities, other than those for interest-sensitive products. However, we take into consideration the estimated fair values of all insurance liabilities in our overall management of interest rate risk. We attempt to minimize exposure to changing interest rates by matching investment maturities with amounts due under insurance contracts.


          Cumulative Effect of Accounting Change

          During the third quarter of 2000, the Emerging Issues Task Force of the Financial Accounting Standards Board issued EITF 99-20, a new accounting requirement for the recognition of impairment on interest-only securities and other retained beneficial interests in securitized financial assets.

          Under the prior accounting rule, declines in the value of our interest-only securities and other retained beneficial interests in securitized financial assets were recognized in the statement of operations when the present value of estimated cash flows discounted at a risk-free rate using current assumptions was less than the carrying value of the interest-only security.

          Under the new accounting rule, declines in value are recognized when:
(i) the fair value of the retained beneficial interests are less than their carrying value; and (ii) the timing and/or amount of cash expected to be received from the retained beneficial interests have changed adversely from the previous valuation which determined the carrying value of the retained beneficial interests. When both occur, the retained beneficial interests are written down to fair value.

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           --------------------------


          We adopted the new accounting rule on July 1, 2000. The cumulative effect of the accounting change for periods prior to July 1, 2000 was a charge to the statement of operations of $55.3 million (net of an income tax benefit of $29.9 million), or $.17 per diluted share. The cumulative effect of the accounting change includes: (i) $45.5 million (net of an income tax benefit of $24.7 million) related to interest-only securities; and (ii) $9.8 million (net of an income tax benefit of $5.2 million) related to other retained beneficial interests in securitized financial assets held by our insurance segment.

          Impairment Charge

          During 2001 and 2000, our interest-only securities did not perform as well as anticipated. In addition, our expectations regarding future economic conditions changed. Accordingly, we changed various underlying assumptions (including default, severity, credit loss and discount rate assumptions) related to the future performance of the underlying loans to be consistent with our expectations. As a result, the expected future cash flows (including any potential payments related to the guarantees of certain lower rated securities issued by the securitization trusts) from interest-only securities changed adversely from previous estimates. Pursuant to the requirements of EITF 99-20 (described above under "Cumulative Effect of Accounting Change"), the effect of these changes was reflected immediately in earnings as an impairment charge. In 2001, we recognized an impairment charge of $264.8 million ($171.3 million after the income tax benefit) related to our interest-only securities. We also recognized a $122.1 million ($79.1 million after the income tax benefit) increase in the valuation allowance related to our servicing rights as a result of the changes in assumptions in 2001. In 2000, the effect of the impairment charge and adjustments to the value of our interest-only securities and servicing rights totaled $515.7 million ($324.9 million after the income tax benefit) in addition to the cumulative effect of adopting EITF 99-20 of $70.2 million ($45.5 million after the income tax benefit).

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

          Recently Issued Accounting Standards

          The FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment of Long-Lived Assets" ("SFAS 144") in August 2001. This standard addresses the measurement and reporting for impairment of all long-lived assets. It also broadens the definition of what may be presented as a discontinued operation in the consolidated statement of operations to include components of a company's business segments. SFAS 144 requires that long-lived assets currently in use be written down to fair value when considered impaired. Long-lived assets to be disposed of are written down to the lower of cost or fair value less the estimated cost to sell. The Company is required to implement this standard beginning January 1, 2002. We do not expect that the adoption of this standard will have a material effect on our financial position or results of operations.

          The FASB issued Statement of Financial Accounting Standards No. 141, "Business Combinations", and No. 142, "Goodwill and Other Intangible Assets" in June 2001. Under the new rules, intangible assets with an indefinite life will no longer be amortized in periods subsequent to December 31, 2001, but will be subject to annual impairment tests (or more frequent under certain circumstances), effective January 1, 2002. The Company has determined that all of its goodwill has an indefinite life and is therefore subject to the new rules. Application of the nonamortization provisions is expected to improve our financial results by approximately $110 million (approximately $.29 per share based on diluted shares outstanding for the year ended December 31, 2001, without adjustment for antidilution) in the year ended December 31, 2002.

          SFAS 141 requires that all business combinations initiated after June 30, 2001 be accounted for using the purchase method, and prospectively prohibits the use of the pooling-of-interests method. Conseco accounted for its 1998 acquisition of Green Tree Financial Corporation (subsequently renamed "Conseco Finance") using the pooling-of-interests method. The new rules do not permit us to change the method of accounting for previous acquisitions accounted for using the pooling-of-interests method.

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           --------------------------


          Pursuant to SFAS 142, the goodwill impairment test has two-steps. For Conseco, the first step consists of determining the estimated fair value of the business units comprising our insurance segment (since all of our goodwill relates to the insurance segment, the goodwill impairment test is not relevant to the finance business). The estimated fair value will be compared to the unit's book value. If the estimated fair value exceeds the carrying amount, the test is complete and goodwill is not impaired. If the fair value is less than the carrying value, the second step of the impairment test must be performed. Although SFAS 142 is required to be adopted as of January 1, 2002, the transition provision gives the Company until June 30, 2002 to complete the first step of the initial impairment test. The significant factors used to determine the estimated fair value of our insurance business include analyses of industry market valuation, historical and projected performance of the Company, discounted cash flow analysis and the current market value of our common stock. Conseco expects to complete step 1 prior to the June 30, 2002 deadline. At December 31, 2001, the closing market price of a share of Conseco common stock was $4.46 compared to the book value per common share, excluding accumulated other comprehensive income (loss), of $13.61. Pursuant to the guidance in SFAS 142, quoted market prices in active markets are the best evidence of fair value and shall be used as the basis for measurement, if available. However, the market value of our common stock is only partially based on the value of our insurance segment, and therefore, need not be the sole basis of the determination of the fair value of the insurance segment. Although all of the analyses required to complete step 1 have not yet been completed, Conseco believes that the carrying value of the business units comprising our insurance segment will exceed their estimated fair value and that we will be required to complete the second step, which must be completed by the end of 2002. This step is more complex than the first because it involves the valuation of all assets and liabilities, and then comparison of the business unit's "implied goodwill" with the carrying value of its goodwill. If the carrying value exceeds the implied value in the initial application of this standard, an impairment loss is recognized as a cumulative effect of a change in accounting standard. Subsequent impairments, if any, would be classified as an operating expense.

          The Company is currently evaluating the carrying value of goodwill under this standard and expects to be able to meet the transitional time line described above. We expect to record some level of impairment of goodwill in 2002 as a result of adopting this standard; however, the amount of such impairment, which could be material, is unknown at this time and is dependent upon the estimated fair market value of the insurance segment, which is currently in process. If we determine that an impairment charge is necessary based on our initial test, the rules require that we recognize the charge in the first quarter of 2002 (through restatement of first quarter results, if such impairment test is completed subsequent to March 31, 2002, as permitted by the transition provisions of the new rules). Although this standard will increase the Company's results of operations in the future due to the elimination of goodwill amortization from our statement of operations, any impairments would result in a charge calculated as discussed in the preceding paragraphs. In the first quarter of 2002, our bank credit facilities were amended so that any charges taken to write off goodwill to the extent required by SFAS 142 will be excluded from the various financial ratios and covenants we are required to meet or maintain.

          The FASB issued SFAS 140, which is a replacement for Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities"; and a related implementation guide in September 2000. SFAS 140 and the implementation guide have changed the criteria that must be met for securitization transactions to be recorded under the portfolio method. We did not need to make any significant changes to our securitization structures to meet the new criteria which are effective for securitization transactions completed after March 31, 2001. We first adopted the SFAS 140 requirement for additional disclosures on securitization in our December 31, 2000, consolidated financial statements.

          SFAS 133 requires all derivative instruments to be recorded on the balance sheet at estimated fair value. Changes in the fair value of derivative instruments are to be recorded each period either in current earnings or other comprehensive income (loss), depending on whether a derivative is designated as part of a hedge transaction and, if it is, on the type of hedge transaction. We adopted SFAS 133 on January 1, 2001. The initial adoption of the new standard did not have a material impact on the Company's financial position or results of operations and there was no cumulative effect of an accounting change related to its adoption.

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           --------------------------


          Warrant for Five Percent of the Common Stock of Conseco Finance

          As partial consideration for a financing transaction, Conseco Finance issued a warrant which permits the holder to purchase 5 percent of Conseco Finance at a nominal price. The holder of the warrant or Conseco Finance may cause the warrant and any stock issued upon its exercise to be purchased for cash at an appraised value in May 2003. Additionally, until May 2003, the holder has the right (subject to certain terms and conditions) to convert the warrant into convertible preferred stock of Conseco (see note 16). Since the warrant permits cash settlement at fair value at the option of the holder of the warrant, it has been included in other liabilities and is measured at fair value, with changes in its value reported in earnings. The estimated fair value of the warrant at December 31, 2001 was $38.1 million. The estimated value was determined based on discounted cash flow and market multiple valuation techniques. During 2001, we recognized a $10.0 million benefit as a result of the decreased value of the warrant (which was classified as a reduction to special charges - see note 9).

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           --------------------------


          2. BUSINESS CONDITIONS AND LIQUIDITY CONSIDERATIONS:

          We have substantial indebtedness. At December 31, 2001, the par value of our notes payable was $4.1 billion and the par value of Company-obligated mandatorily redeemable preferred securities of subsidiary trusts was $1.9 billion. We have a recent history of net losses. For the year ended December 31, 2001, on a consolidated basis we had a net loss applicable to common stock of $418.7 million and interest expense of $1,609.2 million. For the year ended December 31, 2000, on a consolidated basis, we had a net loss applicable to common stock of $1,202.2 million and interest expense of $1,453.1 million. Our earnings before fixed charges, preferred stock dividends and distributions on Company-obligated mandatorily redeemable preferred securities of subsidiary trusts were inadequate to cover fixed charges by $623.1 million and $1,602.4 million for the years ended December 31, 2001 and 2000, respectively.

          We are a holding company with no business operations of our own. We depend on our operating subsidiaries for cash to make principal and interest payments on our debt (including payments to subsidiary trusts to be used for distributions on Company-obligated mandatorily redeemable preferred securities), to pay administrative expenses and income taxes. The cash we receive from our subsidiaries consists of fees for services provided, tax sharing payments, dividends and surplus debenture interest and principal payments. A deterioration in any of our significant subsidiaries' financial condition, earnings or cash flows could limit such subsidiary's ability to pay cash dividends or make other payments to us, which in turn, would limit our ability to meet our debt service requirements and satisfy other parent company financial obligations; we do not anticipate any such deterioration.

          The ability of our insurance subsidiaries to pay dividends is subject to state insurance department regulations. These regulations generally permit dividends to be paid from earned surplus of the insurance company for any 12-month period in amounts equal to the greater of (or in a few states, the lesser of): (i) net gain from operations for the prior year; or (ii) 10 percent of surplus as of the end of the preceding year. Any dividends in excess of these levels require the approval of the director or commissioner of the applicable state insurance department. During the first quarter of 2002, we received approval from various insurance regulatory authorities to pay dividends to Conseco of $225.5 million. During the remainder of 2002, we expect to request permission from the regulatory authorities to pay additional extraordinary dividends, substantially all of which are related to planned reinsurance transactions. Such dividends and any other additional dividend payments during 2002 will require the permission of the regulatory authorities.

          We have taken a number of actions designed to restructure our debt and increase the efficiency of our business operations. The actions with respect to Conseco Finance include: (i) the sale, closing or runoff of several business units (including asset-based lending, vendor leasing, bankcards, transportation and park construction and floorplan lending); (ii) monetization of certain on-balance sheet financial assets through sales or as collateral for additional borrowings; and (iii) cost savings and restructuring of ongoing businesses such as streamlining of loan origination operations in the manufactured housing and home equity divisions. In early 2002, Conseco Finance announced its decision to reduce the size of its floorplan lending business. The actions with respect to our insurance segment include: (i) the planned sale, reinsurance or other transactions with respect to our variable insurance business; (ii) planned reinsurance transactions of various insurance blocks and sale of our non-core insurance subsidiaries; and (iii) the division of our insurance segment into two operating groups: the first, based in Carmel, Indiana, includes our professional independent producer distribution channel and the other, based in Chicago, Illinois, includes our career agents and direct marketing distribution channels. With respect to all of our business segments, we have initiated actions to improve productivity and quality through our "Process Excellence" program. Through a combination of reduced expenses, revenue enhancement projects and better deployment of capital, the Process Excellence improvements are intended to help us achieve our financial goals. Other planned changes include moving a significant number of jobs to India, where a highly-educated, low-cost, English-speaking labor force is available. We have also completed the sale of certain non-strategic assets, such as our interest in the riverboat casino in Lawrenceburg, Indiana and our subprime auto loan portfolio.

          In the first quarter of 2002, we amended the credit agreements related to our $1.5 billion bank credit facility including the changes described below:

          (i) Financial covenants in the credit agreements require us to maintain various financial ratios and balances. These requirements were relaxed in the amended agreement. In addition, such agreements were amended so that any charges taken to write off goodwill to the extent required by SFAS 142 will be excluded from the various financial ratios and covenants that we are required to meet or maintain. See note 7 to the consolidated financial statements for further information on such ratios and covenants.

          (ii) The manner in which the proceeds from certain asset sales will be used was changed to allow us to make payments on our 2002 obligations prior to making any principal payments under the bank credit agreements. The first $352 million of such proceeds may be retained by the Company and will be available to be used to meet our other debt obligations. The next $313 million will be applied pro rata to the principal payments on the bank credit facility

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           --------------------------


               and to a segregated cash account to be held as collateral for our guarantee of certain bank loans to current and former directors, officers and key employees (the "D&O loans"). The next $250 million will be divided equally between the Company and to pay pro rata the principal payments on the bank credit facility and the D&O loans. Proceeds in excess of $915 million and all proceeds during the period December 31, 2003 through March 31, 2004, will be divided as follows: (i) 25 percent to be retained by the Company; and (ii) 75 percent to pay pro rata the principal payments on the bank credit facility and the D&O loans.

          As further described in note 8 under "litigation", seven holders of our bank debt have challenged the validity of the amendment to the credit agreement that changes provisions related to mandatory prepayments.

          The $1.5 billion bank credit facility is due December 31, 2003; however, subject to the absence of any default, the Company may further extend its maturity to March 31, 2005, provided that: (i) Conseco pays an extension fee of 3.5 percent of the amount extended; (ii) cumulative principal payments of at least $200 million have been paid by September 30, 2002 and at least $500 million by September 30, 2003; and (iii) our interest coverage ratio for the four quarters ended September 30, 2003 is greater than or equal to 2.25 to 1.

          In the first quarter of 2002, we entered into various transactions with Lehman which are described in note 16. We also entered into a revised agreement governing the movement of cash from Conseco Finance to the parent company. Conseco Finance and Lehman have agreed to amend the agreement such that Conseco Finance must maintain liquidity (i.e., cash and available borrowings, as defined) of at least: (i) $50 million until March 31, 2003; and (ii) $100 million from and after April 1, 2003.

          The following summarizes our parent company debt service commitments at December 31, 2001 (excluding the senior subordinated notes and medium term notes of our finance segment) (dollars in millions):

                                                                                        Required       Optional
                                                                                        payments       payments      Total
                                                                                        --------       --------    ---------

     Conseco 8.5% notes due October 2002.........................................         $302          $ -          $302
     Estimated interest payments on parent company debt..........................          310            -           310
     Distributions on Company-obligated mandatorily redeemable preferred .....
       securities of subsidiary trust (a)........................................           42           130          172
     Optional bank credit facility payment to extend its maturity date payable
       September 2002 (b)........................................................          -             193          193
                                                                                          ----          ----         ----
     Total debt service obligations in 2002......................................         $654          $323         $977
                                                                                          ====          ====         ====

-----------------
(a) Conseco has the right to defer distributions on the preferred securities. During the deferral period, distributions continue to accumulate on the par amount plus any unpaid distributions at the stated distribution rate. We plan to pay distributions of $42.6 million on April 1, 2002.

(b) As described elsewhere herein, the 2002 bank credit facility payment is optional, but it is one of the requirements to extend the maturity date of the facility to March 31, 2005. In addition, the Company would be required to make payments pursuant to the credit facility agreements based on the proceeds from certain asset sales as described above.

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           --------------------------




          The following is our current plan summarizing the sources of cash which we expect to have to service our parent company debt and certain other obligations (net of amounts required to repay the senior notes and medium term notes of our finance segment due in 2002) during 2002 (dollars in millions):

                                                                                  From our
                                                                                operations or
                                                                                transactions       In process
                                                                                  completed        or planned
                                                                                 and approved     transactions      Total
                                                                                 ------------     ------------    ---------
       Parent company cash on hand at December 31, 2001......................        $152             $ -         $  152
       Insurance and other operations, net of corporate expense..............         300               25           325
       Finance operations (net of debt repayments)...........................          50               -             50
       Reinsurance and sales of certain insurance business...................         110              270           380
       Other non-core asset sales and other..................................          70               23            93
                                                                                     ----             ----        ------
       Total net cash expected to be available to service our debt...........        $682             $318        $1,000
                                                                                     ====             ====        ======

          We are continuing to access a variety of different options to meet our 2002 obligations. While we currently believe the plan summarized above includes our best options, we may find other alternatives more appropriate. Therefore, our plan is subject to change.

          We completed several transactions summarized in the above plan during the first quarter of 2002. Our insurance subsidiaries received approval from the appropriate insurance departments to pay to Conseco: (i) dividends of $115 million; and (ii) a dividend of $110.5 million primarily related to a reinsurance agreement pursuant to which we are ceding 80 percent of the traditional life business of our subsidiary, Bankers Life & Casualty Company. We have also entered into a reinsurance agreement pursuant to which we are ceding 100 percent of the traditional and interest-sensitive life insurance business of our subsidiary, Conseco Variable Insurance Company. Upon receipt of all regulatory approvals, our insurance subsidiary will receive a ceding commission of $49.5 million. We also entered into an agreement to sell one of our non-core insurance subsidiaries. Upon receipt of regulatory approval, another insurance subsidiary will receive $48.5 million of proceeds from the sale.

          Our current plan anticipates that the parent company will receive $50 million from Conseco Finance during 2002. At December 31, 2001, Conseco Finance had $138.7 million par value of senior notes due in June 2002 and $186.0 million par value of medium term notes due in September 2002. In March 2002, Conseco Finance completed a tender offer pursuant to which it purchased $75.8 million par value of its subordinated notes due June 2002. Also during the first quarter of 2002, Conseco Finance announced it was tendering all of its remaining public debt - $167 million due in September 2002 and $4 million due in April 2003. Such offer expires on April 12, 2002. We believe that the cash flows to be generated from Conseco Finance's operations and other transactions will be sufficient to allow them to meet their debt obligations and transfer at least $50 million to the parent company.

          We believe that the existing cash available to the parent and the cash flows to be generated from operations and the other transactions summarized above will be sufficient to allow us to meet our debt obligations through 2002. We have taken a number of actions over the past two years to reduce parent company debt and increase the efficiency of our business operations. However, our results for future periods beyond 2002 are subject to numerous uncertainties. Our future debt service requirements (including principal maturities) may exceed cash flows available to the parent from the operations of our subsidiaries. We may not be able to improve or sustain positive cash flows from operations. Our liquidity could be significantly affected if improvements do not occur. Failure to generate sufficient cash flows from operations, asset sales or financing transactions to meet all of our long-term debt service requirements would have a material adverse effect on our liquidity.

          We have undertaken additional initiatives in 2002 to extend maturities on our public debt as well as pursue the sale of our investment in the General Motors Building and other assets. These additional initiatives are not considered above. We believe the cash estimated to be available at December 31, 2002, plus cash flows to be generated from operations and from these additional 2002 initiatives will permit us to repay our debt maturities in 2003.

          The maturities of the direct debt of the parent company including amounts related to the Company-obligated mandatorily redeemable preferred securities of subsidiary trusts at December 31, 2001, (assuming the Company: (i) does not make the optional debt payments required to extend the maturity date of the $1.5 billion bank credit facility; and (ii) does make the optional debt payments required to extend such maturity date) were as follows (dollars in millions):

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           --------------------------



                                                                                       (i)                (ii)
                                                                                    Maturity            Maturity
                                                                                    date not              date
                                                                                    extended            extended
                                                                                    --------            --------
2002............................................................................  $   304.1              $  497.4
2003............................................................................    1,806.8                 613.5
2004............................................................................      812.5                 812.5
2005............................................................................      250.0               1,250.0
2006............................................................................      550.0                 550.0
Thereafter......................................................................    2,330.8               2,330.8
                                                                                   --------              --------

    Total par value at December 31, 2001........................................   $6,054.2              $6,054.2
                                                                                   ========              ========

          The table above excludes any amounts related to our guarantees of bank loans totaling $545.4 million as of December 31, 2001, to approximately 155 current and former directors, officers and key employees. Such bank loans are due on December 31, 2003. The funds were used by the participants to purchase approximately 18.0 million shares of our common stock in open market or negotiated transactions with independent parties. Such shares are held by the banks as collateral for the loans. In addition, we have provided loans to participants for interest on the bank loans totaling $143.6 million. We have established a reserve for the exposure we have in connection with such guarantees. At December 31, 2001, our reserve for losses on the loan guarantees and the interest loans totaled $420.0 million based upon the value of the collateral and the creditworthiness of the participants. At December 31, 2001, the guaranteed bank loans and interest loans exceeded the value of the collateral held and the reserve for losses by approximately $180 million. If we are required to pay on the guarantees when the bank loans become due on December 31, 2003, it could have a material adverse impact on our liquidity position.

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           --------------------------


          3. INVESTMENTS:

          At December 31, 2001, the amortized cost and estimated fair value of actively managed fixed maturities and equity securities were as follows:


                                                                                        Gross         Gross      Estimated
                                                                         Amortized   unrealized    unrealized      fair
                                                                           cost         gains        losses        value
                                                                           ----         -----        ------        -----
                                                                                       (Dollars in millions)

Investment grade:
   Corporate securities................................................ $12,827.2      $121.5     $  501.1     $12,447.6
   United States Treasury securities and obligations of
     United States government corporations and agencies................     240.9        11.8          1.0         251.7
   States and political subdivisions...................................     225.7         5.0          2.0         228.7
   Debt securities issued by foreign governments.......................     103.9         3.8           .9         106.8
   Mortgage-backed securities .........................................   7,488.1        82.8         74.3       7,496.6
Below-investment grade (primarily corporate securities)................   2,242.0        15.2        441.6       1,815.6
                                                                        ---------      ------     --------     ---------

     Total actively managed fixed maturities........................... $23,127.8      $240.1     $1,020.9     $22,347.0
                                                                        =========      ======     ========     =========

Equity securities...................................................... $   257.3      $  6.0     $   36.3     $   227.0
                                                                        =========      ======     ========     =========


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
                                                                           ======        ====        =====        ======


          Accumulated other comprehensive loss is primarily comprised of unrealized losses on actively managed fixed maturity investments. Such amounts, included in shareholders' equity as of December 31, 2001 and 2000, were as follows:


                                                                                                       2001       2000
                                                                                                       ----       ----
                                                                                                    (Dollars in millions)


Unrealized losses on investments.................................................................    $(816.0)  $(1,241.9)
Adjustments to cost of policies purchased and cost of policies produced..........................      133.9       219.7
Deferred income tax benefit......................................................................      249.6       371.4
Other............................................................................................       (6.5)        (.2)
                                                                                                     -------   ---------

       Accumulated other comprehensive loss......................................................    $(439.0)  $  (651.0)
                                                                                                     =======   =========

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           --------------------------



          The following table sets forth the amortized cost and estimated fair value of actively managed fixed maturities at December 31, 2001, by contractual maturity. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Most of the mortgage-backed securities shown below provide for periodic payments throughout their lives.


                                                                                                                 Estimated
                                                                                                 Amortized         fair
                                                                                                   cost            value
                                                                                                   ----            -----
                                                                                                   (Dollars in millions)

Due in one year or less........................................................................  $   169.7     $   167.1
Due after one year through five years..........................................................    1,290.2       1,286.7
Due after five years through ten years.........................................................    4,789.9       4,694.1
Due after ten years............................................................................    8,606.1       8,139.5
                                                                                                 ---------     ---------

    Subtotal...................................................................................   14,855.9      14,287.4
Mortgage-backed securities (a).................................................................    8,271.9       8,059.6
                                                                                                 ---------     ---------

        Total actively managed fixed maturities ...............................................  $23,127.8     $22,347.0
                                                                                                 =========     =========


--------------------

     (a) Includes below-investment grade mortgage-backed securities with an amortized cost and estimated fair value of $783.8 million and $563.0 million, respectively.

          Net investment income consisted of the following:



                                                                                          2001         2000         1999
                                                                                          ----         ----         ----
                                                                                               (Dollars in millions)

Insurance and fee-based operations:
    Fixed maturities.................................................................  $1,601.0      $1,647.6    $1,641.0
    Venture capital investment income (loss).........................................     (42.9)       (199.5)      354.8
    Equity securities................................................................      18.5          37.3        85.1
    Mortgage loans...................................................................      97.6         105.1       106.4
    Policy loans.....................................................................      40.5          38.4        44.5
    Equity-indexed products..........................................................    (114.2)       (111.0)       46.0
    Other invested assets............................................................      25.0          93.7        91.5
    Cash and cash equivalents........................................................      63.2          63.4        60.2
    Separate accounts................................................................    (172.2)        246.0       172.8
                                                                                       --------      --------    --------

       Gross investment income.......................................................   1,516.5       1,921.0     2,602.3
Less investment expenses.............................................................      13.7          14.1         8.6
                                                                                       --------      --------    --------

       Net investment income earned by insurance and fee-based operations............   1,502.8       1,906.9     2,593.7

Finance operations:
    Finance receivables and other....................................................   2,240.6       1,906.9       632.6
    Interest-only securities.........................................................      51.5         106.6       185.1
                                                                                       --------      --------    --------

          Net investment income......................................................  $3,794.9      $3,920.4    $3,411.4
                                                                                       ========      ========    ========


          The carrying value of fixed maturity investments and mortgage loans not accruing investment income totaled $146.4 million, $98.4 million and $48.3 million at December 31, 2001, 2000 and 1999, respectively.

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           --------------------------


          Investment losses, net of related investment expenses, were included in revenue as follows:


                                                                                           2001         2000         1999
                                                                                           ----         ----         ----
                                                                                                (Dollars in millions)

Fixed maturities:
    Gross gains........................................................................ $ 312.4     $   89.2      $ 121.1
    Gross losses.......................................................................  (273.6)      (166.9)      (168.4)
    Other than temporary decline in fair value.........................................  (318.3)      (143.6)       (24.1)
                                                                                        -------     --------      -------

         Net investment losses from fixed maturities before expenses...................  (279.5)      (221.3)       (71.4)

Equity securities......................................................................    (1.8)        17.6         10.2
Mortgages..............................................................................    (2.3)        (3.2)         (.8)
Other than temporary decline in fair value of equity securities and
    other invested assets..............................................................   (77.6)       (45.7)        (3.7)
Loss related to termination of interest rate swap agreements...........................     -          (59.2)         -
Other..................................................................................   (10.6)        (2.1)       (20.7)
                                                                                        -------     --------      -------

         Net investment losses before expenses.........................................  (371.8)      (313.9)       (86.4)
Investment expenses....................................................................    41.9         44.4         69.8
                                                                                        -------     --------      -------

         Net investment losses......................................................... $(413.7)     $(358.3)     $(156.2)
                                                                                        =======      =======      =======



          Fixed Maturity Investments of Trusts

          Conseco holds $537.2 million of fixed maturity investments issued by non-affiliated special purpose entities (the "trusts"). The trusts were established to invest in various assets and issue debt and equity securities as permitted by the trusts' indentures. The accounting policies of the trusts are similar to ours. Conseco and its subsidiaries hold all of the debt issued by the trusts; a nonaffiliated party owns the equity securities. The trusts are not permitted to incur additional debt and do not hold derivative instruments.

          At December 31, 2001, the carrying value of the investments on the trusts' books approximates the value of the fixed maturity investments held by Conseco's subsidiaries. Approximately 25 percent of the trusts' investments are held in zero-coupon government bonds, 33 percent are held in other fixed maturity investments, 21 percent are held in various limited partnership investments, 11 percent are held in the common stock of TeleCorp, 7 percent are held in mortgage loans and 3 percent are held in other investments.

          Investment in General Motors Building

          At December 31, 2001, Conseco holds $289.1 million of investments related to a 50 story office building in New York City known as the General Motors Building. Such investments are primarily held in our fixed maturity investment portfolio. In January 2002, Conseco exercised its right to purchase the interest of the other investor in the building, who may counter Conseco's offer and purchase Conseco's interest at an amount that would exceed the current carrying value.

          Pursuant to generally accepted accounting principles, Conseco's future earnings on these investments are limited to amounts which are based on the actual earnings related to the operation of the building (including adjustments to reflect Conseco's actual cost basis). These earnings are not expected to be material in 2002; accordingly, our income from these investments will be less than the stated return on the investment of 12.7 percent.

          The other investor in the building has filed a lawsuit against Conseco which is described in note 8.

          Mortgage Loans

          At December 31, 2001, the mortgage loan balance was primarily comprised of commercial loans. Properties in Florida, New York, Ohio and Pennsylvania each represent 7 percent of the mortgage loan balance. In addition, properties located in Texas, Massachusetts, California and Maine each represent 5 percent of the mortgage loan balance. No other state

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           --------------------------


comprised greater than 4 percent of the mortgage loan balance. Less than 1 percent of the mortgage loan balance was noncurrent at December 31, 2001. Our allowance for loss on mortgage loans was $3.8 million at both December 31, 2001 and 2000, respectively.

          Other Investment Disclosures

          Life insurance companies are required to maintain certain investments on deposit with state regulatory authorities. Such assets had an aggregate carrying value of $186.4 million at December 31, 2001.

          Conseco had no investments in any single entity in excess of 10 percent of shareholders' equity at December 31, 2001, other than investments issued or guaranteed by the United States government or a United States government agency.

          4. FINANCE RECEIVABLES AND RETAINED INTERESTS IN SECURITIZATION
             TRUSTS:

          Subsequent to September 8, 1999, we are using the portfolio method to account for securitization transactions. Our securitizations are now structured in a manner that requires them to be accounted for under the portfolio method, whereby the loans and securitization debt remain on our balance sheet, rather than as sales, pursuant to SFAS 140.

          We classify the finance receivables transferred to the securitization trusts and held as collateral for the notes issued to investors as "finance receivables-securitized". The average interest rate on these receivables was
12.5 percent and 12.2 percent at December 31, 2001 and 2000, respectively. We classify the notes issued to investors in the securitization trusts as "notes payable related to securitized finance receivables structured as collateralized borrowings".

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           --------------------------


          The following table summarizes our finance receivables - securitized by business line and categorized as either: (i) a part of our continuing lines; or (ii) a part of the business units we have decided to sell, close or runoff (the "discontinued lines"):



                                                                                                December 31,
                                                                                           ---------------------
                                                                                           2001             2000
                                                                                           ----             ----
                                                                                           (Dollars in millions)

Continuing lines:
   Manufactured housing...............................................................   $ 6,940.4        $ 5,602.1
   Mortgage services..................................................................     5,658.2          5,126.0
   Retail credit......................................................................       878.9            653.8
   Consumer finance - closed-end......................................................       580.8            247.3
   Floorplan (a)......................................................................       436.9            637.0
                                                                                         ---------        ---------

                                                                                          14,495.2         12,266.2
   Less allowance for credit losses...................................................       296.7            167.9
                                                                                         ---------        ---------

     Net finance receivables - securitized for continuing lines.......................    14,198.5         12,098.3
                                                                                         ---------        ---------

Discontinued lines....................................................................          -             531.0
   Less allowance for credit losses...................................................          -               6.5
                                                                                         ---------        ---------

     Net finance receivables - securitized for discontinued lines.....................          -             524.5
                                                                                         ---------        ---------

     Total finance receivables - securitized..........................................   $14,198.5        $12,622.8
                                                                                         =========        =========

------------------

(a) We have recently decided to reduce the size of our floorplan lending business.

          The following table summarizes our other finance receivables by business line and categorized as either: (i) a part of our continuing lines; or
(ii) a part of our discontinued lines:



                                                                                                December 31,
                                                                                           -----------------------
                                                                                           2001             2000
                                                                                           ----             ----
                                                                                           (Dollars in millions)

Continuing lines:
   Manufactured housing...............................................................  $  609.3          $  263.0
   Mortgage services..................................................................   1,128.9           1,373.1
   Retail credit......................................................................   1,811.1           1,110.1
   Consumer finance closed-end........................................................       6.3             575.1
                                                                                        --------          --------

                                                                                         3,555.6           3,321.3
   Less allowance for credit losses...................................................     111.6              98.3
                                                                                        --------          --------

     Net other finance receivables for continuing lines...............................   3,444.0           3,223.0
                                                                                        --------          --------

Discontinued lines....................................................................     379.7             676.1
   Less allowance for credit losses...................................................      13.0              34.1
                                                                                        --------          --------

     Net other finance receivables for discontinued lines.............................     366.7             642.0
                                                                                        --------          --------

     Total other finance receivables..................................................  $3,810.7          $3,865.0
                                                                                        ========          ========

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           --------------------------



          The changes in the allowance for credit losses included in finance receivables were as follows:


                                                                                   2001          2000         1999
                                                                                   ----          ----         ----
                                                                                         (Dollars in millions)


Allowance for credit losses, beginning of year..................................   $306.8        $ 88.4       $ 43.0
Additions to the allowance:
   Provision for losses.........................................................    563.6         354.2        128.7
   Provision for losses related to discontinued lines (included in
     special charges - see note 9)..............................................       -           45.9           -
   Provision for losses related to regulatory changes related to our bank
     subsidiary (included in special charges - see note 9)......................       -           48.0           -
   Change in allowance due to purchases and sales of certain
     finance receivables........................................................      (.1)         24.7           -
Credit losses...................................................................   (449.0)       (254.4)       (83.3)
                                                                                   ------        ------       ------

Allowance for credit losses, end of year........................................   $421.3        $306.8       $ 88.4
                                                                                   ======        ======       ======


          The securitizations structured prior to September 8, 1999, met the applicable criteria to be accounted for as sales. At the time the loans were securitized and sold, we recognized a gain and recorded our retained interest represented by the interest-only security. The interest-only security represents the right to receive, over the life of the pool of receivables: (i) the excess of the principal and interest received on the receivables transferred to the special purpose entity over the principal and interest paid to the holders of other interests in the securitization; and (ii) contractual servicing fees. In some of those securitizations, we also retained certain lower-rated securities that are senior in payment priority to the interest-only securities. Such retained securities (classified as actively managed fixed maturity securities) had a par value, fair value and amortized cost of $753.5 million, $528.5 million and $704.9 million, respectively, at December 31, 2001, and had a par value, fair value and amortized cost of $769.8 million, $494.6 million and $716.8 million, respectively, at December 31, 2000.

          We completed various loan sale transactions in 2001 and 2000. During 2001, we sold $1.6 billion of finance receivables which included: (i) our $802.3 million vendor services loan portfolio (which was marked-to-market in the fourth quarter of 2000 and no additional gain or loss was recognized in 2001); (ii) $568.4 million of high-loan-to-value mortgage loans; and (iii) $269.0 million of other loans. These sales resulted in net gains of $26.9 million. The Company entered into a servicing agreement on the high-loan-to-value mortgage loans sold. Pursuant to the servicing agreement, the servicing fees payable to the Company are senior to all other payments of the trust which purchased the loans. The Company also holds a residual interest in certain other cash flows of the trust. In the future, the Company will sell this interest, if it can be sold at a reasonable price. The Company did not provide any guarantees with respect to the performance of the loans sold. In 2000, we sold approximately $147.1 million of finance receivables in whole-loan sales resulting in net gains of $7.5 million.

          During 1999, the Company sold $9.7 billion of finance receivables in securitizations structured as sales and recognized gains of $550.6 million. During 2001 and 2000, we recognized no gain on sale related to securitized transactions.

          The interest-only securities on our balance sheet represent an allocated portion of the cost basis of the finance receivables in the securitization transactions accounted for as sales related to transactions structured prior to September 8, 1999. Our interest-only securities and other retained interests in those securitization transactions are subordinate to the interests of other investors. Their values are subject to credit, prepayment, and interest rate risk on the securitized finance receivables. We determine the appropriate discount rate to value these securities based on our estimates of current market rates of interest for securities with similar yield, credit quality and maturity characteristics. We include the difference between estimated fair value and the amortized cost of the interest-only securities (after adjustments for impairments required to be recognized in earnings) in "accumulated other comprehensive loss, net of taxes."

          As described in note 1 under the caption entitled "Impairment Charge", the Company adopted the requirements of EITF 99-20 effective July 1, 2000. During 2001 and 2000, our interest-only securities did not perform as well as anticipated. As a

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           --------------------------


result, we changed various underlying assumptions (including default, severity, credit loss and discount rate assumptions) which are used to determine the value of the interest-only securities. These changes were made as a result of: (i) the adverse default and loss trends that were experienced; and (ii) our expectations regarding future economic conditions. As a result of these changes, the cash flows from interest-only securities changed adversely from previous estimates. Pursuant to the requirements of EITF 99-20, the effect of these changes were reflected immediately in earnings as an impairment charge. The effect of the impairment charge and adjustments to the value of our interest-only securities and servicing rights totaled $386.9 million ($250.4 million after the income tax benefit) for 2001 and $515.7 million ($324.9 million after the income tax benefit) for 2000 (in addition to the cumulative effect of adopting EITF 99-20 of $70.2 million ($45.5 million after the income tax benefit)).

          Increases in the estimated fair value of our interest-only securities which result from favorable changes in the expected timing and/or amount of cash flows from our previous valuation estimates are recognized as adjustments to shareholders' equity, which are recognized as a yield adjustment in income over the life of the interest-only security. Such favorable changes resulted in increases in unrealized appreciation of $8.7 million and $12.9 million during 2001 and 2000, respectively.

          The following table summarizes certain cash flows received from and paid to the securitization trusts during 2001 and 2000 (dollars in millions):


                                                                                          2001                    2000
                                                                                    ----------------       -----------------

Servicing fees received.........................................................       $    71.7               $   123.8
Cash flows from interest-only securities, net...................................            14.3                   187.6
Cash flows from retained bonds..................................................            82.8                    69.9
Servicing advances paid.........................................................          (677.0)               (1,056.1)
Repayment of servicing advances.................................................           665.2                 1,063.5



          We have projected that the adverse loss experience in 2001 will continue into 2002 and then improve over time. As a result of these assumptions, we project that payments related to guarantees issued in conjunction with the sales of certain finance receivables will exceed the gross cash flows from the interest-only securities by approximately $90 million in 2002 and $60 million in 2003. We project the gross cash flows from the interest-only securities to exceed the payments related to guarantees issued in conjunction with the sales of certain finance receivables by approximately $5 million in 2004 and $15 million in 2005 and by approximately $580 million in all years thereafter. These projected payments are considered in the projected cash flows we use to value our interest-only securities. See note 8 for additional information about the guarantees.

          Effective September 30, 2001, we transferred substantially all of our interest-only securities into a trust. No gain or loss was recognized upon such transfer. In return, we received a trust security representing an interest in the trust equal to 85 percent of the estimated future cash flows of the interest-only securities held in the trust. Lehman Brothers, Inc. and affiliates (collectively "Lehman") purchased the remaining 15 percent interest. The value of the interest purchased was $55.2 million at December 31, 2001. The Company continues to be the servicer of the finance receivables underlying the interest-only securities transferred to the trust. Lehman has the ability to accelerate the principal payments related to their interest after a stated period. Until such time, Lehman is required to maintain a 15 percent interest in the estimated future cash flows of the trust. By aggregating the interest-only securities into one structure, the impairment test for these securities will be conducted on a single set of cash flows representing the Company's 85 percent interest in the trust. Accordingly, adverse changes in cash flows from one interest-only security may be offset by positive changes in another. The new structure will not avoid an impairment charge if sufficient positive cash flows in the aggregate are not available. Further, increases in cash flows above the adverse cash flows cannot be recognized in earnings.

          At December 31, 2001, key economic assumptions used to determine the estimated fair value of our retained interests in securitizations and the sensitivity of the current fair value of residual cash flows to immediate 10 percent and 20 percent changes in those assumptions are as follows:

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           --------------------------



                                                                            Home equity/                 Interest    Interest
                                                             Manufactured       home           Consumer/  held by    held by
                                                                housing      improvement       equipment  others      Conseco
                                                                -------     ------------       ---------  ------      -------
                                                                                    (Dollars in millions)

Carrying amount/fair value of retained interests:

     Interest-only securities...............................     $ 32.3       $155.8           $ 8.8     ($55.2)      $141.7
     Servicing assets (liabilities).........................      (22.2)         6.4            (1.9)       -          (17.7)
     Bonds..................................................      274.8        233.7            20.0        -          528.5
                                                                  -----       ------           -----     ------       ------

         Total retained interests...........................     $284.9       $395.9           $26.9     ($55.2)      $652.5
                                                                 ======       ======           =====     ======       ======

Cumulative principal balance of sold finance
     receivables............................................  $17,732.2     $4,947.4        $1,210.1               $23,889.7
Weighted average life in years..............................        7.0          3.9             2.6                     6.2
Weighted average stated customer interest rate
     on sold finance receivables............................        9.8%        12.0%           10.6%                   10.3%
Assumptions to determine estimated fair value
     and impact of favorable and adverse changes:

Expected prepayment speed as a percentage
     of principal balance of sold finance receivables (a)...        7.1%        17.4%           18.8%                    9.8%

     Impact on fair value of 10 percent favorable change....      $10.9        $15.6             $.8                   $27.3

     Impact on fair value of 20 percent favorable change....       20.5         34.8             1.7                    57.0

     Impact on fair value of 10 percent adverse change......       (5.7)       (15.0)            (.6)                  (21.3)

     Impact on fair value of 20 percent adverse change......      (12.7)       (23.6)           (1.2)                  (37.5)

Expected future nondiscounted credit losses as a
     percentage of principal of related finance
     receivables (a)........................................       11.7%         7.4%            6.1%                   10.6%

     Impact on fair value of 10 percent favorable change....     $131.2        $30.3            $5.5                  $167.0

     Impact on fair value of 20 percent favorable change....      230.4         73.2            11.1                   314.7

     Impact on fair value of 10 percent adverse change......     (122.5)       (14.9)           (4.1)                 (141.5)

     Impact on fair value of 20 percent adverse change......     (239.5)       (29.2)           (8.3)                 (277.0)

Residual cash flow discount rate (annual)...................       16.0%        16.0%           16.0%                   16.0%

     Impact on fair value of 10 percent favorable change....      $37.6        $28.1            $1.7                   $67.4

     Impact on fair value of 20 percent favorable change....       81.7         59.7             3.4                   144.8

     Impact on fair value of 10 percent adverse change......      (29.6)       (24.5)           (1.5)                  (55.6)

     Impact on fair value of 20 percent adverse change......      (55.4)       (46.2)           (3.5)                 (105.1)









                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           --------------------------


---------------------

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

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           --------------------------


          The following table summarizes quantitative information about delinquencies, net credit losses, and components of managed finance receivables:



                                                                            Principal balance
                                                                             60 days or more             Net credit
                                                   Principal balance            past due                   losses
                                                -----------------------  ----------------------            ------
                                                                                                     for the year ended
                                                                at December 31,                          December 31,
                                           --------------------------------------------------------   -----------------
                                                2001           2000           2001        2000        2001         2000
                                                ----           ----           ----        ----        ----         ----
                                                                            (Dollars in millions)

Type of finance receivables

Manufactured housing......................   $25,575.1       $26,314.4       $610.5      $569.3    $  555.5       $413.9
Home equity/home improvement..............    11,851.4        13,307.0        139.9       120.5       244.4        154.6
Consumer..................................     4,198.8         3,887.4        112.6        76.4       225.5        181.0
Commercial................................     1,377.0         3,077.1         16.2        35.2        38.3         95.5
                                             ---------       ---------       ------      ------    --------       ------

Total managed receivables.................    43,002.3        46,585.9        879.2       801.4     1,063.7        845.0

Less finance receivables securitized......    24,297.3        29,636.0        464.9       536.6       614.7        590.6
                                             ---------       ---------       ------      ------    --------       ------

Finance receivables held on balance sheet
   before allowance for credit losses and
   deferred points and other, net.........    18,705.0        16,949.9       $414.3      $264.8    $  449.0       $254.4
                                                                             ======      ======    ========       ======

Less allowance for credit losses..........       421.3           306.8

Less deferred points and other, net.......       274.5           155.3
                                             ---------       ---------

Finance receivables held on
   balance sheet..........................   $18,009.2       $16,487.8
                                             =========       =========


          Activity in the interest-only securities account during 2001, 2000 and 1999 is as follows:


                                                                                        2001         2000        1999
                                                                                        ----         ----        ----
                                                                                             (Dollars in millions)


Balance, beginning of year...........................................................  $432.9     $ 905.0      $1,305.4
   Additions resulting from securitizations during the year..........................      -           -          393.9
   Additions resulting from clean-up calls (a).......................................    45.3       100.3            -
   Investment income.................................................................    51.5       106.6         185.1
   Cash paid (received):
     Gross cash received.............................................................   (89.2)     (210.8)       (442.6)
     Guarantee payments related to bonds held by others..............................    32.7        22.3            -
     Guarantee payments related to retained bonds (included in actively
       managed fixed maturities).....................................................    42.2          .9            -
   Impairment charge to reduce carrying value........................................  (264.8)     (434.1)       (533.8)
   Sale of securities related to a discontinued line.................................   (12.4)         -             -
   Interest purchased by Lehman in conjunction with securitization transaction.......   (55.2)         -             -
   Transfer to servicing rights in conjunction with securitization transaction.......   (50.0)         -             -
   Cumulative effect of change in accounting principle...............................     -         (70.2)           -
   Change in unrealized appreciation (depreciation) recorded in shareholders' equity.     8.7        12.9          (3.0)
                                                                                       ------     -------      --------

Balance, end of year.................................................................  $141.7     $ 432.9      $  905.0
                                                                                       ======     =======      ========






                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           --------------------------


-----------------------

     (a) During 2001 and 2000, clean-up calls were exercised for certain securitizations that were previously recognized as sales. The interest-only securities related to these securitizations had previously been separately securitized with other interest-only securities in transactions recognized as sales. The repurchase of the collateral underlying these securitizations triggered a requirement for the Company to repurchase a portion of the interest-only securities and to deposit into the securitization trust additional cash in excess of the collateral amount.


                                       113

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           --------------------------


          5. LIABILITIES FOR INSURANCE AND ASSET ACCUMULATION PRODUCTS:

          These liabilities consisted of the following:


                                                                                    Interest
                                                         Withdrawal    Mortality      rate
                                                         assumption   assumption   assumption      2001            2000
                                                         ----------   ----------   ----------      ----            ----
                                                                                                   (Dollars in millions)

   Future policy benefits:
     Interest-sensitive products:
       Investment contracts............................      N/A          N/A          (c)      $11,117.1      $11,502.9
       Universal life-type contracts...................      N/A          N/A          N/A        4,670.6      ---------

         Total interest-sensitive products.............                                          15,787.7       16,123.2
                                                                                                ---------      ---------
     Traditional products:
       Traditional life insurance contracts............    Company        (a)          6%         2,091.5        2,082.4
                                                         experience

       Limited-payment contracts.......................    Company        (b)          7%           869.9          877.2
                                                         experience,
                                                        if applicable

       Individual and group accident and health .......    Company     Company         6%         5,211.4        4,915.5
                                                                                                ---------      ---------
                                                         experience   experience

         Total traditional products....................                                           8,172.8        7,875.1
                                                                                                ---------      ---------

   Claims payable and other policyholder funds ........      N/A          N/A          N/A        1,005.5        1,026.1
   Liabilities related to separate accounts and
     investment trust..................................      N/A          N/A          N/A        2,376.3        2,610.1
   Liabilities related to certificates of deposit......      N/A          N/A          N/A        1,790.3        1,873.3
                                                                                                ---------      ---------

       Total...........................................                                         $29,132.6      $29,507.8
                                                                                                =========      =========


--------------------

(a) Principally, modifications of the 1965 - 70 and 1975 - 80 Basic, Select and Ultimate Tables.

(b) Principally, the 1984 United States Population Table and the NAIC 1983 Individual Annuitant Mortality Table.

(c) In both 2001 and 2000: (i) approximately 96 percent of this liability represented account balances where future benefits are not guaranteed; and
     (ii) approximately 4 percent represented the present value of guaranteed future benefits determined using an average interest rate of approximately 6 percent.

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           --------------------------


          6. INCOME TAXES:

          Our income tax expense includes deferred income taxes arising from temporary differences between the financial reporting and tax bases of assets and liabilities and net operating loss carryforwards. These amounts are reflected in the balance of our income tax assets which totaled $678.1 million at December 31, 2001. In assessing the realization of our deferred income tax assets, we consider whether it is more likely than not that the deferred income tax assets will be realized. The ultimate realization of our deferred income tax assets depends upon generating future taxable income during the periods in which our temporary differences become deductible and before our net operating loss carryforwards expire. We evaluate the realizability of our deferred income tax assets by assessing the need for a valuation allowance on a quarterly basis. If we determine that it is more likely than not that our deferred income tax assets will not be recovered, a valuation allowance will be established against some or all of our deferred income tax assets. This could have a significant effect on our future results of operations and financial position. The components of the Company's income tax assets and liabilities were as follows:


                                                                                                 2001          2000
                                                                                                 ----          ----
                                                                                               (Dollars in millions)


Deferred tax assets:
    Net operating loss carryforwards..................................................        $   411.7     $  393.2
    Deductible timing differences:
       Actively managed fixed maturities..............................................            124.9         70.3
       Interest-only securities.......................................................              -           32.2
       Insurance liabilities..........................................................            827.5      1,031.8
       Allowance for loan losses......................................................            148.2        116.6
       Reserve for loss on loan guarantees............................................            147.0         87.6
       Unrealized depreciation........................................................            247.1        371.4
                                                                                              ---------     --------

         Total deferred tax assets....................................................          1,906.4      2,103.1
                                                                                              ---------     --------

Deferred tax liabilities:
       Venture capital income (loss)..................................................            (36.7)       (67.9)
       Interest-only securities.......................................................            (75.2)         -
       Cost of policies purchased and cost of policies produced.......................         (1,075.6)    (1,128.0)
       Other..........................................................................            (56.2)      (293.6)
                                                                                              ---------     --------

         Total deferred tax liabilities...............................................         (1,243.7)    (1,489.5)
                                                                                              ---------     --------

Current income taxes prepaid..........................................................             15.4         33.6
                                                                                              ---------     --------

         Net income tax assets........................................................        $   678.1     $  647.2
                                                                                              =========     ========


          At December 31, 2001, Conseco had federal income tax loss carryforwards of $1,176.3 million available (subject to various statutory restrictions) for use on future tax returns. These carryforwards will expire as follows: $2.4 million in 2003; $11.2 million in 2004; $4.9 million in 2005; $.7 million in 2006; $7.9 million in 2007; $7.5 million in 2008; $10.5 million in 2009; $4.6 million in 2010; $5.7 million in 2011; $10.1 million in 2012; $43.9 million in 2013; $6.9 million in 2014; $144.7 million in 2016; $24.0 million in 2017; $242.0 million in 2018; $159.1 million in 2019; and $490.2 million in
2020.

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           --------------------------


          Income tax expense (benefit) was as follows:


                                                                                               2001       2000       1999
                                                                                               ----       ----       ----
                                                                                                  (Dollars in millions)


Current tax provision.....................................................................   $ 136.8    $  70.9     $270.3
Deferred tax provision (benefit)..........................................................    (252.6)    (447.1)     152.8
                                                                                             -------    -------     ------

         Income tax expense (benefit).....................................................   $(115.8)   $(376.2)    $423.1
                                                                                             =======    =======     ======

          A reconciliation of the U.S. statutory corporate tax rate to the effective rate reflected in the consolidated statement of operations is as follows:


                                                                                                2001       2000       1999
                                                                                                ----       ----       ----


U.S. statutory corporate rate.............................................................     (35.0)%     (35.0)%    35.0%
Nondeductible goodwill amortization.......................................................      10.0         2.9       3.3
Other nondeductible expenses..............................................................       (.5)        2.2        -
State taxes...............................................................................       2.1          .4        .9
Settlement of tax issues..................................................................        -           -       (2.6)
Provision for tax issues and other........................................................      (4.2)        1.9        .2
                                                                                               -----       -----      ----

         Effective tax rate...............................................................     (27.6)%     (27.6)%    36.8%
                                                                                               =====       =====      ====


          No valuation allowance has been provided on our deferred income tax assets at December 31, 2001, as we believe it is more likely than not that all such assets will be realized. We reached this conclusion after considering the availability of taxable income in prior carryback years, tax planning strategies, and the likelihood of future taxable income exclusive of reversing temporary differences and carryforwards. Differences between forecasted and actual future operating results could adversely impact our ability to realize our deferred income tax assets.

          To utilize all of our net operating loss carryforwards before expiration, we would need to generate minimum taxable income by group of:

     o    $201.4 million before 2016 in our insurance subsidiaries;

     o    $142.8 million before 2018 in certain of our acquired companies; and

     o $832.1 million before 2020 in our finance subsidiaries, certain insurance subsidiaries and corporate operations.

          In recent years, we have had losses before income taxes for financial reporting purposes. However, we believe that existing levels of income from our continuing operations coupled with changes in our operations that either have taken place or will take place are sufficient to generate the minimum amounts of taxable income set forth above to utilize our net operating loss carryforwards before they expire. Such changes are: (i) reduction in interest expense related to corporate obligations; (ii) various cost saving initiatives; (iii) transfer of certain customer service and backroom operations to our India subsidiary;
(iv) the discontinuation of certain unprofitable businesses, major medical insurance; and (v) other changes in an effort to increase the efficiency of our business operations.

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           --------------------------


          The following chart reconciles our income (loss) before taxes for financial statement purposes to our taxable income (loss) for income tax purposes:


                                                                 2001          2000        1999
                                                                 ----          ----        ----
                                                                     (Dollars in millions)

Income (loss) before income taxes, minority interest,
    extraordinary gain (loss) and cumulative effect of
    accounting change........................................  $(419.4)    $(1,361.8)    $1,150.9
Adjustments to determine taxable income:
    Net investment income - finance segment assets...........    (37.2)         81.0        257.5
    Venture capital income related to investment
       in TeleCorp PCS, Inc..................................     42.9         199.5       (354.8)
    Gain on sale of finance receivables......................       -             -        (550.6)
    Provision for losses.....................................    284.2         331.3         64.3
    Amortization.............................................    109.6         105.7         96.9
    Special charges..........................................       -          256.9           -
    Impairment charges.......................................    386.9         515.7        554.3
    Distributions on Company-obligated mandatorily
       redeemable preferred securities of subsidiary trusts..   (183.8)       (223.5)      (204.3)
    Extraordinary gain (loss) on extinguishment of debt......     26.5          (7.7)          -
    Cumulative effect of accounting change...................       -           85.1           -
    Tax benefit related to issuance of shares under stock
       option plans..........................................    (68.0)        (18.9)       (71.4)
    Net operations loss deduction............................    (89.9)           -        (489.8)
    Other....................................................    113.6          74.3         43.6
                                                               -------     ---------     --------

       Taxable income for income tax purposes................  $ 165.4     $    37.6     $  496.6
                                                               =======     =========     ========


          Based on our projections of future taxable income, we expect to utilize the largest portion of our net operating loss carryforwards relating to our non-life insurance companies of $832.1 million over the next four to five years. Approximately, 90 percent of our net operating loss carryforwards do not begin to expire until 2016. Finally, based on our projections of future financial reporting income and assuming that our deferred income tax assets and liabilities reverse to the extent of future projected financial reporting income, we expect to utilize all of our net deferred income tax assets of $662.7 million over the next four or five years.

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           --------------------------


          7. NOTES PAYABLE:

          Direct Corporate Obligations

          Notes payable, representing direct corporate obligations at December 31, 2001 and 2000, were as follows (interest rates as of December 31, 2001):



                                                                                  2001             2000
                                                                                  ----             ----
                                                                                  (Dollars in millions)


$1.5 billion bank credit facility (5.32%)....................................  $1,493.3           $1,500.0
Other bank credit facilities.................................................        -               551.2
7.6% senior notes due 2001...................................................        -               118.9
6.4% Mandatory Par Put Remarketed Securities.................................        -               550.0
8.5% notes due 2002..........................................................     302.3              450.0
6.4% notes due 2003..........................................................     250.0              250.0
8.75% notes due 2004.........................................................     788.0              788.0
6.8% senior notes due 2005...................................................     250.0              250.0
9.0% notes due 2006..........................................................     550.0              550.0
10.75% senior notes due 2008.................................................     400.0                -
Other........................................................................      90.6               92.1
                                                                               --------           --------

     Total principal amount..................................................   4,124.2            5,100.2
Unamortized net discount related to issuance of notes payable................     (42.1)             (45.2)
Mark-to-market adjustment related to hedging transactions (as described in
   note 1 under the caption "Accounting for Derivatives")....................       5.5                -
                                                                               --------           --------

     Direct corporate obligations............................................  $4,087.6           $5,055.0
                                                                               ========           ========


          On June 29, 2001, the Company completed the public offering of $400.0 million of senior notes with a stated rate of 10.75 percent (the "10.75% Notes") due June 15, 2008. We entered into interest rate swap agreements to convert the fixed rate on these notes to a weighted average variable rate based on LIBOR plus approximately 5.75 percent (currently 7.62 percent). The indenture for the 10.75% Notes limits our ability to, among other things (all as described in the indenture): (i) incur additional debt and issue preferred stock; (ii) make loans and investments; (iii) pay dividends; (iv) create additional loans on our assets; (v) engage in transactions with our affiliates; (vi) consolidate, merge or transfer all or substantially all our assets; or (vii) change lines of business. Most of the foregoing restrictions will expire if the 10.75% Notes have been rated as investment grade securities by either S & P or Moody's. The 10.75% Notes are unsecured and rank equally with all other unsecured senior indebtedness of Conseco. Proceeds from the offering of approximately $385.9 million (after underwriting discounts and estimated offering expenses) were used to reduce amounts outstanding under our credit facilities. As a result, we recognized an extraordinary charge of $.4 million (net of an income tax benefit of $.2 million) in 2001.

          Effective March 20, 2002, Conseco reached agreement with the participating banks in our bank credit facility to modify certain terms and conditions within the $1.5 billion bank agreement (referred to herein as "the amended credit facility"). The most significant changes in the amended credit facility include (i) a change in financial covenant requirements; (ii) a change in the distribution of proceeds on asset sales; (iii) a reduction in the minimum liquidity requirement at the holding company necessary to pay trust preferred dividends; and (iv) a provision permitting the Company to exchange up to $2.54 billion aggregate principal amount of newly issued notes guaranteed by our wholly owned subsidiary, CIHC, Incorporated. The new notes will be structurally senior to the existing notes, but subordinated to the CIHC guarantee of the bank credit facility.

          The amended credit facility is due December 31, 2003; however, subject to the absence of any default, we may further extend its maturity to March 31, 2005, provided that: (i) we pay an extension fee of 3.5 percent of the amount extended; (ii) cumulative principal payments of at least $200 million have been paid by September 30, 2002 and at least $500 million by September 30, 2003; and
(iii) the interest coverage ratio for the four quarters ended

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           --------------------------


September 30, 2003 shall be greater than or equal to 2.25:1.0.

          Pursuant to our amended credit facility, we have agreed that any amounts received from asset sales (including our TeleCorp investment) occurring after March 20, 2002 (with certain exceptions), would be applied: (a) 100 percent up to $352 million to be retained by Conseco; (b) 100 percent of the next $313 million to repay the $1.5 billion bank credit facility and to fund a segregated cash account to provide collateral for Conseco's guarantee related to the directors, officers and key employee stock purchase program (based on the relative balance due under each facility); (c) of the next $250 million received on or before December 31, 2003, 50 percent would be retained by Conseco and 50 percent would be used to repay the $1.5 billion bank credit facility and to fund a segregated cash account to provide collateral for Conseco's guarantee related to the directors, officers and key employee stock purchase program (based on the relative balance due under each facility); (d) proceeds that either exceed $915 million or are received after December 31, 2003 and prior to April 1, 2004 would be applied 25 percent to Conseco and 75 percent to repay the $1.5 billion bank credit facility and to fund a segregated cash account to provide collateral for Conseco's guarantee related to the directors, officers and key employee stock purchase program (based on the relative balance due under each facility; and (e) proceeds received after March 31, 2004 are applied 50 percent to Conseco and 50 percent to repay the $1.5 billion bank credit facility and to fund a segregated cash account to provide collateral for Conseco's guarantee related to the directors, officers and key employee stock purchase program (based on the relative balance due under each facility) No assurance can be provided as to the timing, proceeds, or other terms related to any potential asset sale or financing transaction.

          Our amended credit facility requires the Company to maintain various financial ratios and balances, as defined in the agreement including: (i) a debt-to-total capitalization ratio of less than .400:1.0 at December 31, 2001 and decreasing over time, as defined in the agreement, to 0.300:1.0 at March 31, 2004 and thereafter (such ratio was .359:1.0 at December 31, 2001); (ii) an interest coverage ratio greater than 1.20:1.0 for the year ending December 31, 2001 and increasing over time, as defined in the agreement, to 2.50:1.0 for the four quarters ending June 30 , 2004 and thereafter (such ratio was 1.69:1.0 for the year ended December 31, 2001); (iii) adjusted earnings, as defined in the agreement, of at least $1,600.0 million for the year ending December 31, 2001 and changing over time, as defined in the agreement, to $1,700.0 million for the four quarters ending September 30, 2004 (the adjusted earnings for the year ended December 31, 2001 were $1,624.8 million); (iv) Conseco Finance tangible net worth, as defined in the agreement, of at least $1.2 billion at December 31, 2001; and $1.6 billion at March 31, 2005 (such tangible net worth exceeded $1.4 billion at December 31, 2001); and (v) the ratio of aggregate total adjusted capital to aggregate authorized control level risk-based capital (as defined by the National Association of Insurance Commissioners) with respect to our insurance subsidiaries of at least 200 percent (such ratio was greater than 470 percent at December 31, 2001). Effective March 20, 2002, such ratio requirement was increased to 250 percent. Our amended bank credit facility provides that any charges taken to write off goodwill to the extent required by SFAS 142 will be excluded from the various financial ratios and covenants that we are required to meet or maintain.

          The amended credit facility reduces the 90-day moving average cash balance requirement from $100 million to $50 million. The Company is required to have at least $50 million of cash on hand immediately after making a trust preferred dividend payment in addition to the 90-day moving average requirement. The amended agreement also states that in the event one of Conseco's significant insurance subsidiaries is rated B or below by A.M. Best, the Company must take certain actions to generate liquidity and accelerate the repayment of the bank credit facility.

          The amended credit facility prohibits the payment of cash dividends on our common stock until the Company has received investment grade ratings on its outstanding public debt. Such agreement also prohibits the repurchase of our common stock. The amended credit agreement limits the issuance of additional debt, contingent obligations, liens, asset dispositions, other restrictive agreements, affiliate transactions, change in business and modification of terms of debt or preferred stock, all as defined in the agreements. The obligations under our credit facility are guaranteed by CIHC, Incorporated, a wholly owned subsidiary of Conseco, and the ultimate holding company for Conseco's principal operating subsidiaries.

          The interest rate on the credit facilities is based on an IBOR rate plus a margin of 2.5 percent. Effective March 20, 2002 such margin has been increased to 3.25 percent. Borrowings under our bank credit facilities averaged $1,743.6 million during 2001, at a weighted average interest rate of 7.1 percent.

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           --------------------------


          During 2001, we repurchased: (i) $64.6 million par value of the 7.6% senior notes due June 2001 (resulting in an extraordinary gain of $.3 million, net of income taxes of $.2 million); and (ii) $147.7 million par value of the 8.5% notes due 2002 (resulting in an extraordinary gain of $15.8 million, net of income taxes of $8.5 million).

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

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           --------------------------


          Notes payable, representing direct finance obligations (excluding notes payable related to securitized finance receivables structured as collateralized borrowings)

          Notes payable representing direct finance obligations (excluding notes payable related to securitized finance receivables structured as collateralized borrowings) at December 31, 2001 and 2000, were as follows (interest rates as of December 31, 2001):


                                                                                  2001               2000
                                                                                  ----               ----
                                                                                   (Dollars in millions)

Master repurchase agreements due on various dates in
   2002 and 2003 (2.7%)......................................................  $1,679.0           $1,806.9
Credit facility collateralized by retained interests in securitizations
   due 2003 (3.9%)...........................................................     507.3              590.0
Medium term notes due September 2002 and April 2003 (6.54%)..................     189.7              223.7
10.25% senior subordinated notes due June 2002...............................     138.2              193.6
Other........................................................................      22.5                3.2
                                                                               --------           --------

     Total principal amount..................................................   2,536.7            2,817.4

Unamortized net discount and deferred fees...................................      (8.8)              (6.5)
                                                                               --------           --------

     Direct finance obligations..............................................  $2,527.9           $2,810.9
                                                                               ========           ========


          Amounts borrowed under master repurchase agreements have decreased due to repayments using the proceeds received from various asset sales. At March 19, 2002, we had $4.0 billion (of which $2.1 billion is committed) in master repurchase agreements, commercial paper conduit facilities and other facilities with various banking and investment banking firms for the purpose of financing our consumer and commercial finance loan production. These facilities typically provide financing of a certain percentage of the underlying collateral and are subject to the availability of eligible collateral and, in some cases, the willingness of the banking firms to continue to provide financing. Some of these agreements provide for annual terms which are extended either quarterly or semi-annually by mutual agreement of the parties for an additional annual term based upon receipt of updated quarterly financial information. At December 31, 2001, we had borrowed $2.2 billion under these agreements, leaving $1.8 billion available to borrow (of which approximately $.4 billion is committed). One of our master repurchase agreements (with a committed capacity of $400.0 million) expires on May 3, 2002. As of December 31, 2001, we had $66.1 million outstanding under this facility. We are in the process of negotiating a renewal of this facility.

          During 2001, Conseco Finance repurchased $55.4 million par value of its 10.25% senior subordinated notes due June 2002 for $51.9 million (resulting in an extraordinary gain of $2.1 million, net of income taxes of $1.3 million). Also during 2001, Conseco Finance repurchased $34.0 million par value of its 6.5% medium term notes due September 2002 for $27.5 million (resulting in an extraordinary gain of $4.0 million, net of income taxes of $2.5 million).

          During 2000, the Company amended an agreement with Lehman related to certain master repurchase agreements and the collateralized credit facility. Such amendment significantly reduced the restrictions on intercompany payments from Conseco Finance to Conseco as required by the previous agreement. In conjunction with the amendment, Conseco agreed to convert $750 million principal balance of its intercompany note due from Conseco Finance to $750 million stated value of Conseco Finance 9% redeemable cumulative preferred stock (the "intercompany preferred stock"). During 2001, Conseco Finance made payments to Conseco totaling $537.2 million reducing the intercompany note balance to $249.5 million at December 31, 2001.

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

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           --------------------------


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

          The amended agreement requires Conseco Finance to maintain various financial ratios, as defined in the agreement. These ratios include: (i) an adjusted tangible net worth of at least $1.95 billion (such amount was $2.04 billion at December 31, 2001); (ii) a fixed charge coverage ratio of not less than 1.0:1.0 for the year ending December 31, 2001, and defined periods thereafter (such ratio was 1.20:1.0 for the year ended December 31, 2001); (iii) a ratio of net worth to total managed receivables of not less than 4:100 (such ratio was 4.49:100 at December 31, 2001); and (iv) a ratio of total non-warehouse debt less finance receivables and certain other assets, as defined in the agreement, to net worth of less than 1.0:2.0 (such ratio was .28:2.0 at December 31, 2001).

          In early 2002, Conseco Finance entered into various new financing arrangements with Lehman which either amend or replace the prior arrangements. Also, in early 2002, Conseco Finance tendered for all its remaining public debt (i.e., its medium term notes due September 2002 and April 2003 and its 10.25% Senior Subordinated Notes due June 2002). Refer to note 16 for further discussion of such items.

          The maturities of notes payable (excluding notes payable related to securitized finance receivables structured as collateralized borrowings) reflecting the amendments to our bank credit facility made in March 2002 at December 31, 2001, were as follows (dollars in millions):



                                                                               Direct         Direct
                                                                              corporate       finance
                                                                             obligations    obligations       Total
                                                                             -----------    -----------       -----

Bank credit facilities, master repurchase agreements and similar credit facilities that are used for short-term funding:
     2002................................................................     $  193.3        $1,116.8       $1,310.1
     2003................................................................        300.0         1,090.5        1,390.5
     2005................................................................      1,000.0              -         1,000.0


Term debt:
     2002................................................................        304.1           324.2          628.3
     2003................................................................        313.5             5.0          318.5
     2004................................................................        812.5              -           812.5
     2005................................................................        250.0              .2          250.2
     2006................................................................        550.0              -           550.0
     Thereafter..........................................................        400.8              -           400.8
                                                                              --------        --------       --------

           Total par value at December 31, 2001..........................     $4,124.2        $2,536.7       $6,660.9
                                                                              ========        ========       ========

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           --------------------------


          Notes Payable Related to Securitized Finance Receivables Structured as Collateralized Borrowings

          Notes payable related to securitized finance receivables structured as collateralized borrowings were $14,484.5 million and $12,100.6 million at December 31, 2001 and 2000, respectively. The principal and interest on these notes are paid using the cash flows from the underlying finance receivables which serve as collateral for the notes. Accordingly, the timing of the principal payments on these notes is dependent on the payments received on the underlying finance receivables which back the notes. In some instances, the Company is required to advance principal and interest payments even though the payments on the underlying finance receivables which back the notes have not yet been received. The average interest rate on these notes was 6.4 percent and 7.7 percent at December 31, 2001 and 2000, respectively.

          8. OTHER DISCLOSURES:

          Leases

          The Company rents office space, equipment and computer software under noncancellable operating leases. Rental expense was $66.2 million in 2001, $70.6 million in 2000 and $61.5 million in 1999. Future required minimum rental payments as of December 31, 2001, were as follows (dollars in millions):



2002   ....................................................................    $ 63.8
2003   ....................................................................      51.4
2004   ....................................................................      35.9
2005   ....................................................................      27.2
2006   ....................................................................      20.0
Thereafter.................................................................      41.0
                                                                               ------

        Total..............................................................    $239.3
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

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           --------------------------



                                                                                     Postretirement
                                                         Pension benefits               benefits
                                                       -------------------        --------------------
                                                        2001         2000           2001        2000
                                                        ----         ----           ----        ----
                                                                    (Dollars in millions)


Benefit obligation, beginning of year..............    $17.9        $20.6        $ 21.1       $ 21.9
    Interest cost..................................      1.1          1.4           1.5          1.5
    Plan participants' contributions...............       -            -            1.1          1.3
    Amendments to plan.............................       -            -             -            .4
    Actuarial loss (gain)..........................       .6          1.8           3.1         (1.2)
    Benefits paid..................................     (4.8)        (5.9)         (2.3)        (2.8)
                                                       -----        -----        ------       ------

Benefit obligation, end of year....................    $14.8        $17.9        $ 24.5       $ 21.1
                                                       =====        =====        ======       ======

Fair value of plan assets, beginning of year.......    $19.9        $18.8        $  3.0       $  4.3
    Actual return on plan assets...................     (1.4)         (.4)           .3           .4
    Employer contributions.........................       .5          6.9            -            -
    Benefits paid..................................     (4.8)        (5.4)         (1.3)        (1.7)
                                                       -----        -----        ------       ------

Fair value of plan assets, end of year.............    $14.2        $19.9         $ 2.0       $  3.0
                                                       =====        =====         =====       ======

Funded status......................................    $ (.6)       $ 2.0        $(22.5)      $(18.1)
Unrecognized net actuarial loss (gain).............      6.5          4.6          (7.6)       (12.1)
Unrecognized prior service cost....................       -            -           (1.6)        (1.8)
                                                       -----        -----        ------       ------

       Prepaid (accrued) benefit cost..............    $ 5.9        $ 6.6        $(31.7)      $(32.0)
                                                       =====        =====        ======       ======


          We used the following weighted average assumptions to calculate benefit obligations for our 2001 and 2000 valuations: discount rate of approximately 6.8 percent and 7.1 percent, respectively; an expected return on plan assets of approximately 8.5 percent and 8.4 percent, respectively. Beginning in 2000, as a result of plan amendments, no assumption for compensation increases was required. For measurement purposes, we assumed a 12.0 percent annual rate of increase in the per capita cost of covered health care benefits for 2002, decreasing gradually to 5.0 percent in 2015 and remaining level thereafter. During 2000, we amended the pension plans of recently acquired companies to reduce future benefits accruing under such plans. These changes resulted in the actuarial, settlement and curtailment gains summarized above.

          Components of the cost we recognized related to pension and postretirement plans were as follows:

                                                                                              Postretirement
                                                             Pension benefits                     benefits
                                                      ----------------------------------------------------------------
                                                        2001       2000       1999      2001       2000       1999
                                                        ----       ----       ----      ----       ----       ----
                                                                           (Dollars in millions)


Service cost.......................................  $   -       $  -       $ 7.3      $  -        $ -         $ -
Interest cost......................................     1.1        1.4        3.0        1.5        1.5         1.6
Expected return of plan assets.....................    (1.5)      (1.7)      (1.4)       (.1)       (.2)        (.2)
Amortization of prior service cost.................      -          -          -        (1.0)       (.9)        (.8)
Settlement (gain) loss.............................     1.3        (.3)        -          -          -           -
Recognized net actuarial loss......................      .3         -         1.0        (.1)       -            -
                                                      -----      -----      -----      -----       ----        ----

       Net periodic cost (benefit).................   $ 1.2      $ (.6)     $ 9.9      $  .3       $ .4        $ .6
                                                      =====      =====      =====      =====       ====        ====


          A one-percentage-point change in the assumed health care cost trend rates would have an insignificant effect on the net periodic benefit cost of our postretirement benefit obligation.

          The Company has qualified defined contribution plans for which substantially all employees are eligible. Company

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           --------------------------


contributions, which match certain voluntary employee contributions to the plan, totaled $4.7 million in 2001, $9.1 million in 2000, and $10.3 million in 1999. Matching contributions are required to be made either in cash or in Conseco common stock.

          Litigation

          We and our subsidiaries are involved on an ongoing basis in lawsuits (including purported class actions) relating to our operations, including with respect to sales practices, and we and current and former officers and directors are defendants in pending class action lawsuits asserting claims under the securities laws and derivative lawsuits. The ultimate outcome of these lawsuits cannot be predicted with certainty.

          Conseco Finance was served with various related lawsuits filed in the United States District Court for the District of Minnesota. These lawsuits were generally filed as purported class actions on behalf of persons or entities who purchased common stock or options to purchase common stock of Conseco Finance during alleged class periods that generally run from July 1995 to January 1998. One action (Florida State Board of Admin. v. Green Tree Financial Corp., et. al, Case No. 98-1162) was brought not on behalf of a class, but by the Florida State Board of Administration, which invests and reinvests retirement funds for the benefit of state employees. In addition to Conseco Finance, certain current and former officers and directors of Conseco Finance are named as defendants in one or more of the lawsuits. Conseco Finance and other defendants obtained an order consolidating the lawsuits seeking class action status into two actions, one of which pertains to a purported class of common stockholders (In re Green Tree Financial Corp. Stock Litig., Case No. 97-2666) and the other of which pertains to a purported class of stock option traders (In re Green Tree Financial Corp. Options Litig., Case No. 97-2679). Plaintiffs in the lawsuits assert claims under Sections 10(b) (and Rule 10b-5 promulgated thereunder) and 20(a) of the Securities Exchange Act of 1934. In each case, plaintiffs allege that Conseco Finance and the other defendants violated federal securities laws by, among other things, making false and misleading statements about the current state and future prospects of Conseco Finance (particularly with respect to prepayment assumptions and performance of certain loan portfolios of Conseco Finance) which allegedly rendered Conseco Finance's financial statements false and misleading. On August 24, 1999, the United States District Court for the District of Minnesota issued an order dismissing with prejudice all claims alleged in the lawsuits. The plaintiffs subsequently appealed the decision to the U.S. Court of Appeals for the 8th Circuit. A three judge panel issued an opinion on October 25, 2001, reversing the United States District Court's dismissal order and remanding the actions to the United States District Court. Pretrial discovery is expected to commence in all three lawsuits approximately in April 2002. The Company believes that the lawsuits are without merit and intends to continue to defend them vigorously. The ultimate outcome of these lawsuits cannot be predicted with certainty.

          A total of forty-five suits were filed in 2000 against the Company in the United States District Court for the Southern District of Indiana. Nineteen of these cases were putative class actions on behalf of persons or entities that purchased the Company's common stock during alleged class periods that generally run from April 1999 through April 2000. Two cases were putative class actions on behalf of persons or entities that purchased the Company's bonds during the same alleged class periods. Three cases were putative class actions on behalf of persons or entities that purchased or sold option contracts, not issued by the Company, on the Company's common stock during the same alleged class periods. One case was a putative class action on behalf of persons or entities that purchased the Company's "FELINE PRIDES" convertible preferred stock instruments during the same alleged class periods. With four exceptions, in each of these twenty-five cases two former officers/directors of the Company were named as defendants. In each case, the plaintiffs assert claims under Sections 10(b) (and Rule 10b-5 promulgated thereunder) and 20(a) of the Securities Exchange Act of 1934. In each case, plaintiffs allege that the Company and the individual defendants violated the federal securities laws by, among other things, making false and misleading statements about the current state and future prospects of Conseco Finance (particularly with respect to performance of certain loan portfolios of Conseco Finance) which allegedly rendered the Company's financial statements false and misleading. The Company believes that these lawsuits are without merit and intends to defend them vigorously. The ultimate outcome of these lawsuits cannot be predicted with certainty.

          Eleven of the cases in the United States District Court for the Southern District of Indiana were filed as purported class actions on behalf of persons or entities that purchased preferred securities issued by various Conseco Financing Trusts, including Conseco Financing Trust V, Conseco Financing Trust VI, and Conseco Financing Trust VII. Each of these complaints named as defendants the Company, the relevant trust (with two exceptions), two former officers/directors of the Company, and underwriters for the particular issuance (with one exception). One complaint also named an officer and all of

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           --------------------------


the Company's directors at the time of issuance of the preferred securities by Conseco Financing Trust VII. In each case, plaintiffs asserted claims under
Section 11 and Section 15 of the Securities Act of 1933, and eight complaints also asserted claims under Section 12(a)(2) of that Act. Two complaints also asserted claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and one complaint also asserted a claim under Section 10(b) of that Act. In each case, plaintiffs alleged that the defendants violated the federal securities laws by, among other things, making false and misleading statements in Prospectuses and/or Registration Statements related to the issuance of preferred securities by the Trust involved regarding the current state and future prospects of Conseco Finance (particularly with respect to performance of certain loan portfolios of Conseco Finance) which allegedly rendered the disclosure documents false and misleading.

          All of the Conseco, Inc. securities cases have been consolidated into one case in the United States District Court for the Southern District of Indiana, captioned: "In Re Conseco, Inc. Securities Litigation", Case number IP00-C585-Y/S. An amended complaint was filed on January 12, 2001, which asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Sections 11, 12(a)(2), and 15 of the Securities Act of 1933, with respect to common stock and various other securities issued by the Company and Conseco Financing Trust VII. The Company filed a motion to dismiss the amended complaint on April 27, 2001. On January 10, 2002, the Company entered into a Memorandum of Understanding (the "MOU") to settle the consolidated securities cases that are pending in the United States District Court for the Southern District of Indiana for $120 million subject to court approval. Under the MOU, as amended on February 12, 2002, $106 million was required to be placed in escrow by March 8, 2002; the remaining $14 million was to be paid in two installments: $6 million by April 1, 2002, and $8 million by October 1, 2002 (all payments with interest from January 25, 2002). The $106 million due on March 8, 2002, was not paid, for reasons set forth in the following paragraph, and the MOU has expired by its terms. Accordingly, and unless we are able to revive the settlement, the Company intends to defend the securities lawsuit vigorously. The ultimate outcome cannot be predicted with certainty.

          We maintained certain directors' and officers' liability insurance that was inforce at the time the Indiana securities and derivative litigation (the derivative litigation is described below) was commenced and, in our view, applies to the claims asserted in that litigation. The insurers denied coverage for those claims, so we commenced a lawsuit against them on June 13, 2001, in Marion County Circuit Court in Indianapolis, Indiana (Conseco, Inc., et. al. v. National Union Fire Insurance Company of Pittsburgh, PA., Royal Insurance Company of America, Westchester Fire Insurance Company, RLI Insurance, Greenwich Insurance Company and Certain Underwriters at Lloyd's of London, Case No. 49C010106CP001467) seeking, among other things, a judicial declaration that coverage for those claims exists. The primary insurance carrier, National Union Fire Insurance Co. of Pittsburgh, PA, has paid its full $10 million in policy proceeds toward the settlement of the securities litigation; in return, National Union has been released from the coverage litigation pending in state court in Marion County, Indiana. The first excess insurance carrier, Royal Insurance Company ("Royal"), placed its full $15 million in policy proceeds into an escrow under Royal's control, but reserved rights to continue to litigate coverage and imposed an unacceptable condition on releasing the funds. The second excess insurance carrier, Westchester Fire Insurance Company, committed to pay its full $15 million in policy proceeds toward the settlement without a reservation of rights, on condition that certain impairments to its subrogation rights be removed from the MOU. The third excess insurance carrier, RLI Insurance Company ("RLI"), committed to pay its full $10 million in policy proceeds toward the settlement subject to a reservation of rights, and on condition that Conseco give RLI any security for its reservation of rights that Conseco gives to Royal. The fourth excess insurance carrier, Greenwich Insurance Company, committed to pay its full $25 million in policy proceeds toward the settlement without a reservation of rights. In addition, the funding commitments of Westchester, RLI and Greenwich were conditioned on each of the excess carriers below them paying their respective policy limits in full toward the settlement. The final excess carrier, Certain Underwriters at Lloyd's of London, refused to pay or to escrow its $25 million in policy proceeds toward the settlement, although it has advised the Company that it is continuing to investigate the Company's claim. There can be no assurance that the insurance carriers, other than the primary carrier, will in fact pay their policy proceeds toward the settlement even if the case could still be settled on the terms reflected in the MOU. Because they did not do so by March 8, 2002, the MOU described in the immediately preceding paragraph expired. Should the settlement embodied in the MOU be lost, there can be no assurance that the securities litigation can be resolved for $120 million, and the Company will proceed with its coverage litigation in Marion County, Indiana, against those carriers that caused the settlement to terminate. We intend to pursue our coverage rights vigorously. However, the ultimate outcome cannot be predicted with certainty.

          Nine shareholder derivative suits were filed in 2000 in the United States District Court for the Southern District of Indiana. The complaints named as defendants the current directors, certain former directors, certain non-director officers of

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           --------------------------


the Company (in one case), and, alleging aiding and abetting liability, certain banks that allegedly made loans in relation to the Company's "Stock Purchase Plan" (in three cases). The Company is also named as a nominal defendant in each complaint. Plaintiffs allege that the defendants breached their fiduciary duties by, among other things, intentionally disseminating false and misleading statements concerning the acquisition, performance and proposed sale of Conseco Finance, and engaged in corporate waste by causing the Company to guarantee loans that certain officers, directors and key employees of the Company used to purchase stock under the Stock Purchase Plan. These cases have now been consolidated into one case in the United States District Court for the Southern District of Indiana, captioned: "In Re Conseco, Inc. Derivative Litigation", Case Number IP00655-C-Y/S. An amended complaint was filed on April 12, 2001, making generally the same allegations and allegations of violation of the Federal Reserve Board's margin rules. Three similar cases have been filed in the Hamilton County Superior Court in Indiana. Schweitzer v. Hilbert, et al., Case No. 29D01-0004CP251; Evans v. Hilbert, et al., Case No. 29D01-0005CP308 (both Schweitzer and Evans name as defendants certain non-director officers); Gintel
v. Hilbert, et al., Case No. 29003-0006CP393 (naming as defendants, and alleging aiding and abetting liability as to, banks that allegedly made loans in relation to the Stock Purchase Plan). The cases filed in Hamilton County have been stayed pending resolution of the derivative suits filed in the United States District Court. The Company believes that these lawsuits are without merit and intends to defend them vigorously. The ultimate outcome of these lawsuits cannot be predicted with certainty.

          Conseco Finance is a defendant in two arbitration proceedings in South Carolina (Lackey v. Green Tree Financial Corporation, n/k/a Conseco Finance Corp. and Bazzle v. Green Tree Financial Corporation, n/k/a Conseco Finance Corp.) where the arbitrator, over Conseco Finance's objection, allowed the plaintiffs to pursue purported class action claims in arbitration. The two purported arbitration classes consist of South Carolina residents who obtained real estate secured credit from Conseco Finance's Manufactured Housing Division (Lackey) and Home Improvement Division (Bazzle) in the early and mid 1990s, and did not receive a South Carolina specific disclosure form relating to selection of attorneys and insurance agents in connection with the credit transactions. The arbitrator, in separate awards issued on July 24, 2000, awarded a total of $26.8 million in penalties and attorneys' fees. The awards were confirmed as judgments in both Lackey and Bazzle. These cases have been consolidated into one case and are currently on appeal before the South Carolina Supreme Court. Oral argument was heard on March 21, 2002. Conseco Finance has posted appellate bonds, including $20 million of cash, for these cases. Conseco Finance intends to vigorously challenge the awards and believes that the arbitrator erred by, among other things, conducting class action arbitrations without the authority to do so and misapplying South Carolina law when awarding the penalties. The ultimate outcome of this proceeding cannot be predicted with certainty.

          On January 15, 2002, Carmel Fifth, LLC ("Carmel"), an indirect, wholly owned subsidiary of the Company, exercised its rights, pursuant to the Limited Liability Company Agreement of 767 LLC, to require 767 Manager, LLC ("Manager"), an affiliate of Donald J. Trump, to elect within 60 days, either to acquire Carmel's interests in 767 LLC for $499.4 million, or sell its interests in 767 LLC to Carmel for $15.6 million (the "Buy/Sell Right"). 767 LLC is a Delaware limited liability company that owns the General Motors Building, a 50-story office building in New York, New York. 767 LLC is owned by Carmel and Manager. On February 6, 2002, Mr. Trump commenced a civil action against the Company, Carmel and 767 LLC in New York State Supreme Court, entitled Donald J. Trump v. Conseco, Inc., et al. Plaintiff claims that the Company and Carmel breached an agreement, dated July 3, 2001, to sell Carmel's interests to plaintiff for $295 million on or before September 15, 2001 (the "July 3rd Agreement"). Specifically, plaintiff claims that the Company and Carmel improperly refused to accept a reasonable guaranty of plaintiff's payment obligations, refused to complete the sale of Carmel's interest before the September 15, 2001 deadline, repudiated an oral promise to extend the September 15 deadline indefinitely and repudiated the July 3rd Agreement by exercising Carmel's Buy/Sell Right. Plaintiff asserts claims for breach of contract, breach of the implied covenant of good faith and fair dealing, promissory estoppel, unjust enrichment and breach of fiduciary duty. Plaintiff is seeking compensatory and punitive damages of approximately $1 billion and declaratory and injunctive relief blocking Carmel's Buy/Sell Right. The Company believes that this lawsuit is without merit and intends to defend it vigorously.

          We have received a claim from the heirs of a former officer, Lawrence Inlow, asserting that unvested options to purchase 756,248 shares of our common stock should have been vested at Mr. Inlow's death. If such options had been vested, the heirs claim that the options would have been exercised, and the resulting shares of common stock would have been sold for a gain of approximately $30 million based upon a stock price of $58.125 per share, the highest stock price during the alleged exercise period of the options. We believe the claim of the heirs is without merit. If the heirs proceed with their claim, we will defend it vigorously.

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           --------------------------


          On March 27, 2002, seven holders of our bank debt filed a lawsuit in the United States District Court for the Northern District of Illinois (AG Capital Funding Partners LP, et al. v. Conseco, Inc., Case No. 02C2236). On March 20, 2002, we amended our credit facilities to provide, in part, that in the event of certain asset sales, we are not obligated to prepay amounts borrowed under the credit agreement until we have received in excess of $352 million of net proceeds from those sales. The holders assert that 100% of the holders of the bank debt must vote in favor of an amendment of the provisions relating to the triggering of mandatory prepayments. We believe that the amendment of the mandatory prepayment provisions of the credit agreement complied with the terms of the credit agreement and we believe this lawsuit is without merit and intend to defend this lawsuit vigorously. The ultimate outcome of these proceedings cannot be predicted with certainty. Except with respect to the mandatory prepayment provisions of the credit agreement, this lawsuit does not challenge any other portion of the March 20, 2002 amendment to the credit agreement.

          In addition, the Company and its subsidiaries are involved on an ongoing basis in other lawsuits (including purported class actions) related to their operations. These actions include a purported nationwide class action regarding the marketing, sale and renewal of home health care and long term care insurance policies that has been settled (along with two related California-only purported class actions) pending final approval by the court, one action brought by the Texas Attorney General regarding long term care policies, three purported nationwide class actions involving claims related to "vanishing premiums," and two purported nationwide class actions involving claims related to "modal premiums" (the alleged imposition and collection of insurance premium surcharges in excess of stated annual premiums). The ultimate outcome of all of these other legal matters pending against the Company or its subsidiaries cannot be predicted, and, although such lawsuits are not expected to individually have a material adverse effect on the Company, such lawsuits could have, in the aggregate, a material adverse effect on the Company's consolidated financial condition, cash flows or results of operations.

          Guaranty Fund Assessments

          The balance sheet at December 31, 2001, includes: (i) accruals of $18.7 million, representing our estimate of all known assessments that will be levied against the Company's insurance subsidiaries by various state guaranty associations based on premiums written through December 31, 2001; and (ii) receivables of $8.0 million that we estimate will be recovered through a reduction in future premium taxes as a result of such assessments. At December 31, 2000, such guaranty fund assessment related accruals were $20.4 million and such receivables were $11.9 million. These estimates are subject to change when the associations determine more precisely the losses that have occurred and how such losses will be allocated among the insurance companies. We recognized expense for such assessments of $7.6 million in 2001, $8.4 million in 2000 and $5.0 million in 1999.

          Guarantees

          In conjunction with certain sales of finance receivables, our finance subsidiary provided guarantees aggregating approximately $1.5 billion at December 31, 2001. We consider any potential payments related to these guarantees in the projected net cash flows used to determine the value of our interest-only securities. During 2001 and 2000, advances of interest and principal payments related to such guarantees on bonds held by others totaled $32.7 million and $22.3 million, respectively.

          We have guaranteed bank loans totaling $545.4 million to approximately 155 current and former directors, officers and key employees. The funds were used by the participants to purchase approximately 18.0 million shares of Conseco common stock in open market or negotiated transactions with independent parties. Such shares are held by the bank as collateral for the loans. In addition, Conseco has provided loans to participants for interest on the bank loans totaling $143.6 million. During the third quarter of 2000, the Company negotiated a new guarantee with the banks which expires on December 31, 2003, and made it available to participants who qualified and chose to participate in a new lending program. A key goal of the program is to reduce the balance of each participant's bank and interest loans to $25 per share of stock purchased through the program. Such reductions are to occur through cash payments and pay for performance programs. In order to receive the pay for performance program benefits, participants in the new program are required to put to the Company, 75 percent of the value in excess of $25 per share of the shares purchased through this program, as determined on December 31, 2003. A subsidiary of Conseco has pledged $54.7 million of cash collateral in conjunction with the guarantee of a portion of the bank loans.

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           --------------------------


Conseco also granted a security interest in most of its assets in conjunction with the guarantee of a portion of the bank loans. In 2001, 2000 and 1999, we established a noncash provision in connection with these guarantees and loans of $169.6 million, $231.5 million and $18.9 million, respectively. Such provision is included as a component of the provision for losses. At December 31, 2001, the reserve for losses on the loan guarantees and the liability related to the pay for performance benefits totaled $420.0 million. At December 31, 2001, the guaranteed bank loans and interest loans exceeded the value of the collateral held (primarily the value of the common stock purchased) and the reserve for losses and the liability related to the pay for performance benefits by approximately $180 million. All participants have agreed to indemnify Conseco for any loss incurred on their loans. We regularly evaluate these guarantees and loans in light of the collateral and the creditworthiness of the participants.

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           --------------------------


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

          Company-obligated mandatorily redeemable preferred securities of subsidiary trusts at December 31, 2001, were as follows:


                                                        Year                  Carrying   Distribution     Earliest/mandatory
                                                       issued     Par value     value        rate          redemption dates
                                                       ------     ---------     -----        ----          ----------------
                                                                 (Dollars in millions)


Trust Originated Preferred Securities................   1999    $   300.0     $  294.5      9.44%          2004/2029  (b)
Trust Originated Preferred Securities ...............   1998        500.0        493.4      8.70           2003/2028  (b)
Trust Originated Preferred Securities................   1998        230.0        226.6      9.00           2003/2028  (b)
Capital Securities (a)...............................   1997        300.0        300.0      8.80                2027
Trust Originated Preferred Securities................   1996        275.0        275.0      9.16           2001/2026  (b)
Capital Trust Pass-through Securities (a)............   1996        325.0        325.0      8.70                2026
                                                                ---------       ------

                                                                $1,930.0      $1,914.5
                                                                =========     ========

---------------

(a) These securities may be redeemed anytime at: (i) the principal balance; plus (ii) a premium equal to the excess, if any, of the sum of the discounted present value of the remaining scheduled payments of principal and interest using a current market interest rate over the principal amount of securities to be redeemed.

(b) The mandatory redemption dates of these securities may be extended for up to 19 years.


          So long as no event of default under the debentures has occurred and is continuing, Conseco has the right to defer interest payments on the subordinated debentures for up to 20 consecutive quarters, but not beyond the maturity date of the subordinated debentures. If Conseco defers interest payments on the subordinated debentures, the trust will also defer distributions on the preferred securities. During the deferral period, distributions continue to accumulate on the par amount plus any unpaid distributions at the stated distribution rate. The deferral of such distributions could have an adverse effect on our ability to access the capital markets and on our ratings.

          Reclassification Adjustments Included in Comprehensive Income

          The changes in unrealized appreciation (depreciation) included in comprehensive income are net of reclassification adjustments for after-tax net gains (losses) from the sale of investments included in net income (loss) of approximately $240 million, $220 million and $(25) million for the years ended December 31, 2001, 2000 and 1999, respectively.

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

          9. SPECIAL CHARGES

          2001

          The following table summarizes the special charges incurred by the Company during 2001, which are further described in the paragraphs which follow (dollars in millions):



Organizational restructuring:
   Severance benefits....................................................................    $ 17.2
   Office closings and sale of artwork...................................................       7.9
   Loss related to sale of certain finance receivables...................................      11.2
Amounts related to disputed reinsurance balances.........................................       8.5
Litigation expenses......................................................................      30.4
Other items..............................................................................      26.7
                                                                                             ------

   Special charges before income tax benefit.............................................    $101.9
                                                                                             ======



          Severance benefits

          During 2001, Conseco developed plans to change the way it operates. Such changes are being undertaken in an effort to improve the Company's operations and profitability. The planned changes included moving a significant number of jobs to India, where a highly-educated, low-cost, English-speaking labor force is available. Pursuant to GAAP, the Company is required to recognize the costs associated with most restructuring activities as the costs are incurred. However, costs associated with severance benefits are required to be recognized when the costs are: (i) attributable to employees' services that have already been rendered; (ii) relate to obligations that accumulate; and (iii) are probable and can be reasonably estimated. Since the severance costs associated with our planned activities meet these requirements, we recognized a charge of $17.2 million in 2001.

          Office closings and sale of artwork

          In conjunction with our restructuring activities, we closed certain offices, which resulted in the abandonment of certain leasehold improvements. Further, certain antiques and artwork, formerly displayed in the Company's executive offices, have been or are in the process of being sold. We recognized a charge of $7.9 million related to these assets in 2001.

          Loss related to the sale of certain finance receivables

          During 2001, we recognized a loss of $2.2 million on the sale of $11.2 million of finance receivables. Also, during 2001, the purchaser of certain credit card receivables returned certain receivables pursuant to a return of accounts provision included in the sales agreement. Such returns and the associated losses exceeded the amounts we initially anticipated when the receivables were sold. We recognized a loss of $9.0 million related to the returned receivables.

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           --------------------------


          Amounts related to disputed reinsurance balances

          During 2001, we discontinued marketing certain medical insurance products. Several reinsurers who assumed most of the risks associated with these products have disputed the reinsurance receivables due to us. We have established an allowance of $8.5 million for disputed balances that may not be collected.

          Litigation expenses

          Litigation expenses primarily include the cost and proposed settlement related to our securities litigation class action lawsuit. Such lawsuit is further discussed in note 8 under the caption "Litigation".

          Other items

          Other items include expenses incurred: (i) in conjunction with the transfer of certain customer service and backroom operations to our India subsidiary; (ii) for consulting fees with respect to services provided related to various debt and organizational restructuring transactions; (iii) pursuant to the terms of the employment agreement for our chief executive officer; (iv) related to discontinuing the sale of certain types of life insurance in conjunction with lending transactions; and (v) for other items which are not individually significant, net of a $10.0 million reduction in the value of the warrant to purchase five percent of Conseco Finance (see note 1).

          2000

          The Company incurred significant special charges during 2000, primarily related to the restructuring of our debt, restructuring of our finance business and payments made pursuant to employment contracts. The following table summarizes the special charges, which are further described in the paragraphs which follow (dollars in millions):



Advisory and professional fees related to debt restructuring................    $  9.9

Restructuring of finance business:
     Lower of cost or market adjustment for finance receivables
       identified for sale..................................................     103.3
     Loss on sale of transportation loans and vendor services
       financing business...................................................      51.0
     Loss on sale of asset-based loans......................................      68.2
     Loss on sale of subprime automobile and bankcard business, net.........      61.9
     Costs related to closing offices and streamlining businesses...........      31.2
     Abandonment of computer processing systems.............................      35.8
     Advisory fees and warrant paid and/or issued to Lehman
       and other investment banks...........................................     122.4

Executive contracts:
     Executive termination payment .........................................      72.5
     Chief Executive Officer signing payment................................      45.0
     Warrants issued to General Electric Company............................      21.0

Reserve methodology change at bank subsidiary...............................      48.0
Other items.................................................................      29.1
                                                                                ------

         Special charges before income tax benefit..........................    $699.3
                                                                                ======



          Advisory and professional fees related to debt restructuring

          During 2000, we incurred $9.9 million of non-deferrable advisory and professional fees primarily related to the restructuring of our bank credit facilities.

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           --------------------------


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

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           --------------------------


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

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           --------------------------


          In conjunction with Mr. Wendt's hiring and his release from noncompete provisions of a prior agreement, the Company issued a warrant to a subsidiary of General Electric Company to purchase 10,500,000 shares of Conseco common stock at a purchase price of $5.75 per share. The estimated value of the warrant ($21.0 million) was recognized as a special charge.

          Reserve Methodology Change at Bank Subsidiary

          During the fourth quarter of 2000, we increased the allowance for credit losses related to credit card receivables held by our bank subsidiary. We implemented a more conservative approach pursuant to a recent regulatory examination, which resulted in this special charge.

          10. SHAREHOLDERS' EQUITY:

          We are authorized to issue up to 20 million shares of preferred stock. On December 15, 1999, we issued $500.0 million (2.6 million shares) of Series F Common-Linked Convertible Preferred Stock (the "Series F Preferred Stock") to Thomas H. Lee Company and affiliated investors. The Series F Preferred Stock is convertible into Conseco common stock at a common equivalent rate of $19.25 per share. The Series F Preferred Stock pays a 4 percent dividend, of which an amount at least equal to the common dividend will be payable in cash, and the remainder may be paid in additional Series F shares valued at a common equivalent rate of $19.25 per share. In September 2000, we suspended the payment of common stock dividends and, as a result, all dividend payments since that date have been paid in additional Series F shares (the carrying value of such additional shares is determined based on the fair value of the equivalent number of Conseco common shares that such shares are convertible into as of the date the dividend is paid). The Series F Preferred Stock ranks senior to the common stock outstanding and has a liquidation preference of $192.50 per share plus all declared and unpaid dividends.

          In February 1999, we redeemed all $105.5 million (carrying value) of outstanding shares of Preferred Redeemable Increased Dividend Equity Securities, 7% PRIDES Convertible Preferred Stock ("PRIDES") in exchange for 5.9 million shares of Conseco common stock.

       Changes in the number of shares of common stock outstanding during the years ended December 31, 2001, 2000 and 1999 were as follows:


                                                                                       2001           2000          1999
                                                                                       ----           ----          ----
                                                                                              (Shares in thousands)


Balance, beginning of year..........................................................  325,318        327,679       315,844
    Stock options exercised.........................................................      424             94         5,130
    Stock warrants exercised........................................................    3,327            -             -
    Shares issued in conjunction with the acquisition of Exl........................    3,411            -             -
    Shares issued pursuant to stock purchase contracts related to the
       FELINE PRIDES................................................................   11,351            -             -
    Issuance of shares..............................................................      -              -           3,582
    Common shares converted from PRIDES.............................................      -              -           5,904
    Shares issued under employee benefit compensation plans:
       Deferred compensation plan of former Chairman and Chief
          Executive Officer.........................................................      -            1,491           -
       Other........................................................................      912            301           126
    Settlement of forward contract and common stock acquired........................       -          (4,247)       (2,907)
                                                                                      -------        -------       -------

Balance, end of year................................................................  344,743        325,318       327,679
                                                                                      =======        =======       =======



          In February 2001, the Company issued 11.4 million shares of Conseco common stock pursuant to stock purchase contracts related to the FELINE PRIDES. This transaction is discussed in further detail in note 8 above under the caption "Company-Obligated Mandatorily Redeemable Preferred Securities of Subsidiary Trusts".

          Dividends declared on common stock for 2000 and 1999, were $.10 and $.580 per common share, respectively. As part of our plan to strengthen our capital structure, the Board of Directors reduced the cash dividend on our common stock to

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           --------------------------


a quarterly rate of 5 cents per share, which was paid in April and July of 2000. In September 2000, cash dividend payments on our common stock were suspended. The amended bank credit facilities prohibit the payment of cash dividends on our common stock until the Company has received investment grade ratings on its outstanding public debt.

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

          Conseco's 1994 Stock and Incentive Plan authorizes the granting of options to employees and directors of the Company to purchase up to 24 million shares of Conseco common stock at a price not less than its market value on the date the option is granted. In 1997, the Company adopted the 1997 Non-qualified Stock Option Plan, which authorizes the granting of non-qualified options to employees of the Company to purchase shares of Conseco common stock. The aggregate number of shares of common stock for which options may be granted under the 1997 plan, when added to all outstanding, unexpired options under the Company's employee benefit plans, shall not exceed 20 percent of the total of shares of common stock outstanding plus the number of shares issuable upon conversion of any outstanding convertible security on the date of grant (calculated in the manner set forth in the 1997 plan). The options may become exercisable immediately or over a period of time. The 1994 plan also permits granting of restricted stock, stock appreciation rights and certain other awards.

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           --------------------------


          A summary of the Company's stock option activity and related information for the years ended December 31, 2001, 2000 and 1999, is presented below (shares in thousands):



                                                   2001                         2000                         1999
                                          --------------------------------------------------------------------------
                                                        Weighted                  Weighted                  Weighted
                                                         average                   average                   average
                                                        exercise                  exercise                  exercise
                                          Shares          price      Shares         price      Shares         price
                                          ------          -----      ------         -----      ------         -----


Outstanding at the beginning of year....  36,107        $18.38       33,750       $32.15        32,085        $30.91

Options granted (a).....................   8,609          6.32       18,404         7.10         7,725         26.37

Exercised...............................    (432)         9.88          (95)        8.15        (5,130)        15.83
Forfeited or terminated.................  (3,992)        27.27      (15,952)       34.56          (930)        30.37
                                          ------                    -------                     ------

Outstanding at the end of the year......  40,292         15.01       36,107        18.38        33,750         32.15
                                          ======                    =======                     ======

Options exercisable at year-end.........  13,591                     13,905                     19,937
                                          ======                    =======                     ======

Available for future grant............    34,903                     34,853                     37,290
                                          ======                    =======                     ======


--------------------

(a) Options granted during 2001 include options to purchase 1,000,000 shares of Conseco common stock at a price of $13.89 per share issued to a former Chief Financial Officer, expiring in March 2011. Options granted during 2000 included: (i) options to purchase 2,000,000 shares of Conseco common stock at a price of $5.75 per share issued to the former Chairman and Chief Executive Officer, expiring in April 2003; (ii) options to purchase 600,000 shares of Conseco common stock at a price of $5.75 per share issued to a former Chief Financial Officer, expiring in April 2003; and (iii) options to purchase 10,000,000 shares of Conseco common stock at a price of $5.875 per share issued to the new Chief Executive Officer, expiring June 2010.



          The following table summarizes information about stock options outstanding at December 31, 2001 (shares in thousands):



                                                      Options outstanding                    Options exercisable
                                            ---------------------------------------------------------------------
                                                            Weighted        Weighted                    Weighted
                                                             average         average                     average
Range of                                      Number        remaining       exercise      Number        exercise
exercise prices                             outstanding  life (in years)      price     exercisable       price
---------------                             -----------  ---------------      -----     -----------       -----


  $1.51-      16.57......................   26,556            7.7           $  6.97        4,884         $8.79
  17.63-      26.19......................    5,616            6.2             23.44        3,333         24.04
  27.19-      30.41......................    1,980           11.6             30.12          805         29.72
  30.81-      45.44.....................     5,300            5.1             35.09        4,221         35.08
  46.71-      51.28.....................       840            6.3             50.64          348         50.56
                                           -------                                        ------

                                            40,292                                        13,591
                                            ======                                        ======

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           --------------------------


          We apply Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations in accounting for our stock option plans. Since the amount an employee must pay to acquire the stock is equal to the market price of the stock on the grant date, no compensation cost has been recognized for our stock option plans. Had compensation cost been determined based on the fair value at the grant dates for awards granted after January 1, 1995, consistent with the method of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", the Company's pro forma net income (loss) and pro forma earnings (loss) per share for the years ended December 31, 2001, 2000 and 1999 would have been as follows:


                                                   2001                           2000                            1999
                                         ----------------------------------------------------------------------------------
                                         As reported     Pro forma   As reported     Pro forma     As reported    Pro forma
                                         -----------     ---------   -----------     ---------     -----------    ---------
                                                            (Dollars in millions, except per share amounts)


Net income (loss).....................   $(405.9)       $(434.1)    $(1,191.2)      $(1,218.3)       $595.0        $559.9
Basic earnings (loss) per share.......     (1.24)         (1.32)        (3.69)          (3.77)         1.83          1.73
Diluted earnings (loss) per share.....     (1.24)         (1.32)        (3.69)          (3.77)         1.79          1.69


          We estimated the fair value of each option grant used to determine the pro forma amounts summarized above using the Black-Scholes option valuation model with the following weighted average assumptions for 2001, 2000 and 1999:


                                                     2001 Grants               2000 Grants               1999 Grants
                                                     -----------               -----------               -----------


Weighted average risk-free interest rates......           4.8%                       6.3%                   5.6%
Weighted average dividend yields...............           0.0%                       2.4%                   2.2%
Volatility factors.............................            40%                        40%                    35%
Weighted average expected life.................     6.4 years                  6.1 years                4 years
Weighted average fair value per share..........         $3.04                      $2.84                  $7.34


          At December 31, 2001, a total of 118 million shares of common stock were reserved for issuance under stock options, stock bonus and deferred compensation plans, Series F Preferred Stock, warrants to buy 700,000 shares of Conseco common stock for $19.71 per share at anytime through September 29, 2006 and warrants to buy 5,250,000 shares of Conseco common stock for $5.75 at any time through June 2005.

          At December 31, 2001, a total of 3.8 million shares of restricted common shares issued pursuant to employment agreements were outstanding. The restrictions on such shares will expire at various times through March 2006.

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           --------------------------


          A reconciliation of net income (loss) and shares used to calculate basic and diluted earnings per share is as follows:


                                                                                 2001          2000           1999
                                                                                 ----          ----           ----
                                                                           (Dollars in millions and shares in thousands)

Net income (loss):
   Net income (loss)...................................................       $(405.9)     $(1,191.2)         $595.0
   Preferred stock dividends...........................................          12.8           11.0             1.5
                                                                              -------      ---------          ------

     Income (loss) applicable to common ownership for basic
       earnings per share..............................................        (418.7)      (1,202.2)          593.5

   Effect of dilutive securities:
     Preferred stock dividends.........................................           -              -               1.5
                                                                              -------      ---------          -------

     Income (loss) applicable to common ownership and assumed
       conversions for diluted earnings per share......................       $(418.7)     $(1,202.2)         $595.0
                                                                              =======      =========          ======

Shares:
   Weighted average shares outstanding for basic earnings per share....       338,145        325,953         324,635
   Effect of dilutive securities on weighted average shares:
     Stock options.....................................................           -              -             2,231
     Employee benefit plans............................................           -              -             2,064
     PRIDES............................................................           -              -             1,643
     Convertible securities............................................           -              -             1,959
     Forward purchase agreement........................................           -              -               361
                                                                              -------      ---------         -------

       Dilutive potential common shares................................           -              -             8,258
                                                                              -------      ---------         -------

         Weighted average shares outstanding for diluted earnings
           per share...................................................       338,145        325,953         332,893
                                                                              =======        =======         =======


          There were no dilutive common stock equivalents during 2001 and 2000 because of the net loss realized by the Company.

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           --------------------------


          11. OTHER OPERATING STATEMENT DATA:

          Insurance policy income consisted of the following:


                                                                                           2001         2000         1999
                                                                                           ----         ----         ----
                                                                                                (Dollars in millions)

Traditional products:
    Direct premiums collected.........................................................  $5,885.1      $6,307.3    $6,377.5
    Reinsurance assumed...............................................................     147.0         305.4       547.8
    Reinsurance ceded.................................................................    (253.7)       (248.3)     (418.6)
                                                                                        --------      --------    --------

          Premiums collected, net of reinsurance......................................   5,778.4       6,364.4     6,506.7
    Change in unearned premiums.......................................................       1.9           1.1        (3.9)
    Less premiums on universal life and products
       without mortality and morbidity risk which are
       recorded as additions to insurance liabilities ................................  (2,267.2)     (2,731.1)   (3,023.3)
                                                                                        --------      --------    --------
          Premiums on traditional products with mortality or morbidity risk,
             recorded as insurance policy income......................................   3,513.1       3,634.4     3,479.5
Fees and surrender charges on interest-sensitive products.............................     552.6         585.9       561.0
                                                                                        --------      --------    --------

          Insurance policy income.....................................................  $4,065.7      $4,220.3    $4,040.5
                                                                                        ========      ========    ========


          The five states with the largest shares of 2001 collected premiums were California (9.0 percent), Florida (8.3 percent), Illinois (7.8 percent), Texas (7.3 percent), and Michigan (5.1 percent). No other state accounted for more than 5 percent of total collected premiums.

          Other operating costs and expenses were as follows:


                                                                                           2001        2000          1999
                                                                                           ----        ----          ----
                                                                                                (Dollars in millions)


Commission expense..................................................................    $  221.0     $  273.6     $  249.2
Salaries and wages..................................................................       564.1        680.3        542.0
Other...............................................................................       603.9        692.3        562.0
                                                                                        --------     --------     --------

       Total other operating costs and expenses.......................................  $1,389.0     $1,646.2     $1,353.2
                                                                                        ========     ========     ========

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           --------------------------


          Changes in the cost of policies purchased were as follows:


                                                                                           2001         2000         1999
                                                                                           ----         ----         ----
                                                                                                (Dollars in millions)


Balance, beginning of year............................................................  $1,954.8     $2,258.5    $2,425.2
    Additional acquisition expense on acquired policies...............................      12.5         14.6        17.9
    Amortization......................................................................    (249.9)      (275.4)     (437.2)
    Amounts related to fair value adjustment of actively managed fixed maturities.....     (55.0)       (78.9)      203.3
    Balance sheet reclassification adjustments........................................        -          49.3         -
    Other.............................................................................      (4.6)       (13.3)       49.3
                                                                                        --------     --------    --------

Balance, end of year..................................................................  $1,657.8     $1,954.8    $2,258.5
                                                                                        ========     ========    ========


          Based on current conditions and assumptions as to future events on all policies inforce, the Company expects to amortize approximately 13 percent of the December 31, 2001, balance of cost of policies purchased in 2002, 11 percent in 2003, 8 percent in 2004, 10 percent in 2005 and 7 percent in 2006. The discount rates used to determine the amortization of the cost of policies purchased averaged 6 percent in 2001 and averaged 7 percent in 2000 and 1999.

          Changes in the cost of policies produced were as follows:



                                                                                           2001         2000         1999
                                                                                           ----         ----         ----
                                                                                                (Dollars in millions)


Balance, beginning of year............................................................  $2,480.5     $2,087.4    $1,453.9
   Additions..........................................................................     654.5        779.7       799.0
   Amortization.......................................................................    (420.5)      (286.8)     (242.1)
   Amounts related to fair value adjustment of actively managed fixed maturities......     (30.7)         7.4        77.4
   Balance sheet reclassification adjustments.........................................       -          (87.9)         -
   Reinsurance and other..............................................................    (113.6)       (19.3)        (.8)
                                                                                        --------     --------    --------

Balance, end of year..................................................................  $2,570.2     $2,480.5    $2,087.4
                                                                                        ========     ========    ========


          The Company has previously announced its intent to sell and/or cancel its major medical lines of business. In 2001, the Company began a process of not renewing portions of this business in several unprofitable states in accordance with the contractual terms of the policies. As a result, we determined that approximately $77.4 million of the cost of policies produced and the cost of policies purchased would not be recoverable. Such amount is recorded as amortization in the accompanying statement of operations.

          The cost of policies produced and the cost of policies purchased are amortized in relation to the estimated gross profits to be earned over the life of our annuity products. As a result of economic developments, actual experience of our products and changes in our expectations, we changed our investment yield assumptions used in calculating the estimated gross profits to be earned on our annuity products. Such changes resulted in additional amortization of the cost of policies produced and the cost of policies purchased of $35.0 million and $25.6 million in 2001 and 2000, respectively.

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           --------------------------


          12. CONSOLIDATED STATEMENT OF CASH FLOWS:

          The following disclosures supplement our consolidated statement of cash flows:

                                                                                           2001         2000         1999
                                                                                           ----         ----         ----
                                                                                                (Dollars in millions)

Non-cash items not reflected in the investing and financing activities section of the consolidated statement of cash flows:
     Issuance of common stock under stock option and employee benefit plans.............  $ 19.7       $  5.8      $  28.2
     Issuance of convertible preferred shares...........................................    12.8          8.4           -
     Value of FELINE PRIDES retired and transferred from minority interest to
       common stock and additional paid-in capital......................................   496.6           -            -
     Issuance of common stock in connection with the acquisition of Exl.................    52.1           -            -
     Decrease in notes payable-direct corporate obligations and increase in other
       liabilities reflecting the estimated fair value of interest rate swap agreements.    13.5           -            -
     Issuance of warrants to Lehman.....................................................      -          48.1           -
     Issuance of warrants to General Electric Company...................................      -          21.0           -
     Tax benefit related to the issuance of common stock under employee benefit plans...      -            -          25.0
     Conversion of preferred stock and convertible debentures into common stock.........      -            -         105.5

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           --------------------------


          The following reconciles net income (loss) to net cash provided by operating activities:


                                                                                             2001          2000         1999
                                                                                             ----          ----         ----
                                                                                                   (Dollars in millions)

Cash flows from operating activities:
   Net income (loss)...................................................................    $ (405.9)     $(1,191.2)    $  595.0
   Adjustments to reconcile net income (loss) to net cash provided by operating activities:
       Interest-only securities investment income......................................       (51.5)        (106.6)      (185.1)
       Cash received from interest-only securities, net................................        14.3          187.6        442.6
       Servicing income................................................................      (115.3)        (108.2)      (165.3)
       Cash received from servicing activities.........................................        71.7          123.8        175.7
       Provision for losses............................................................       733.2          585.7        147.6
       Gain on sale of finance receivables.............................................       (26.9)          (7.5)      (550.6)
       Points and origination fees received............................................         -              -          390.0
       Amortization and depreciation...................................................       848.0          745.9        844.3
       Income taxes....................................................................      (140.7)        (531.1)       191.3
       Insurance liabilities...........................................................       334.4          539.7        516.3
       Accrual and amortization of investment income...................................        80.5          168.5       (578.2)
       Deferral of cost of policies produced and purchased.............................      (667.0)        (794.3)      (816.9)
       Gain on sale of interest in riverboat...........................................      (192.4)           -            -
       Impairment charges..............................................................       386.9          515.7        554.3
       Special charges.................................................................        72.4          483.1         (7.6)
       Cumulative effect of change in accounting.......................................         -             85.2          -
       Minority interest...............................................................       183.9          223.5        204.2
       Net investment losses...........................................................       413.7          358.3        156.2
       Extraordinary (gain) loss on extinguishment of debt.............................       (26.9)           7.7          -
       Other...........................................................................      (187.7)         (80.5)       (40.1)
       Payment of taxes in settlement of prior years...................................         -              -          (85.1)
                                                                                           --------      ---------     --------

         Net cash provided by operating activities.....................................    $1,324.7      $ 1,205.3     $1,788.6
                                                                                           ========      =========     ========


          13. STATUTORY INFORMATION:

          Statutory accounting practices prescribed or permitted by regulatory authorities for the Company's insurance subsidiaries differ from GAAP. Our insurance subsidiaries reported the following amounts to regulatory agencies, after appropriate elimination of intercompany accounts:

                                                                                                      2001          2000
                                                                                                      ----          ----
                                                                                                    (Dollars in millions)


Statutory capital and surplus....................................................................   $1,678.8     $1,881.8
Asset valuation reserve..........................................................................      105.1        266.8
Interest maintenance reserve.....................................................................      379.3        381.0
                                                                                                    --------     --------

      Total......................................................................................   $2,163.2     $2,529.6
                                                                                                    ========     ========

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           --------------------------


          The statutory capital and surplus shown above included investments in up-stream affiliates, all of which were eliminated in the consolidated financial statements prepared in accordance with GAAP, as follows:

                                                                                                      2001          2000
                                                                                                      ----          ----
                                                                                                     (Dollars in millions)


Securitization debt issued by special purpose entities and guaranteed by our finance subsidiary, all of which was purchased by our insurance subsidiaries prior to the
      acquisition of Conseco Finance (a)...........................................................   $ 71.7       $ 72.1
Preferred and common stock of intermediate holding company.........................................    145.9        192.7
Common stock of Conseco (39.8 million shares)......................................................     14.9         44.1
Other..............................................................................................      2.5          2.5
                                                                                                      ------       ------

      Total........................................................................................   $235.0       $311.4
                                                                                                      ======       ======

--------------------

(a) Total par value, amortized cost and fair value of securities issued by special purpose entities which hold loans originated by our finance subsidiary (including the securities that are not guaranteed by Conseco Finance, and therefore are not considered affiliated investments) were $281.9 million, $277.6 million and $243.4 million, respectively.

          The statutory net income (loss) of our life insurance subsidiaries was $(109.6) million, $(70.8) million and $181.1 million in 2001, 2000 and 1999, respectively. Included in such net income (loss) are net realized capital gains (losses), net of income taxes, of ($188.0) million, ($200.8) million and $1.2 million in 2001, 2000 and 1999, respectively. In addition, the insurance subsidiaries pay fees and interest to Conseco or its non-life subsidiaries; such amounts totaled $279.2 million, $264.4 million and $274.3 million in 2001, 2000 and 1999, respectively.

          State insurance laws generally restrict the ability of insurance companies to pay dividends or make other distributions. In 2002, our insurance subsidiaries may pay dividends to Conseco of $230.8 million without permission from state regulatory authorities. During 2001, our insurance subsidiaries paid dividends to Conseco totaling $192.3 million.

          The National Association of Insurance Commissioners adopted codified statutory accounting principles in a process referred to as codification. Such principles are summarized in the Accounting Practices and Procedures Manual. The revised manual was effective January 1, 2001. The domiciliary states of our insurance subsidiaries have adopted the provisions of the revised manual or, with respect to some states, adopted the manual with certain modifications. The revised manual has changed, to some extent, prescribed statutory accounting practices and resulted in changes to the accounting practices that our insurance subsidiaries use to prepare their statutory-basis financial statements. The impact of these changes increased our insurance subsidiaries' statutory-based capital and surplus as of January 1, 2001, by approximately $198 million.

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

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           --------------------------


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

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           --------------------------


          Segment operating information was as follows:


                                                                                  2001         2000         1999
                                                                                  ----         ----         ----
                                                                                       (Dollars in millions)

Revenues:
   Insurance and fee-based segment:
     Insurance policy income:
       Annuities............................................................. $   123.6     $  137.5     $   102.5
       Supplemental health...................................................   2,229.9      2,136.6       2,058.1
       Life  ................................................................     833.3        892.8         881.7
       Other.................................................................     126.7        148.1         132.0
     Net investment income (a)...............................................   1,502.3      2,017.7       2,178.3
     Fee and other revenue (a)...............................................     101.1        129.0         111.7
     Net investment losses (a)...............................................    (413.7)      (358.3)       (156.2)
                                                                              ---------     --------     ---------

       Total insurance and fee-based segment revenues........................   4,503.2      5,103.4       5,308.1
                                                                              ---------     --------     ---------

   Finance segment:
     Net investment income:
       Interest-only securities (a)..........................................      51.5        106.6         185.1
       Manufactured housing..................................................     866.8        538.6         101.1
       Mortgage services.....................................................     802.3        672.1         158.7
       Consumer/credit card..................................................     457.9        365.2         199.6
       Commercial............................................................     120.8        261.4         112.3
       Other (a).............................................................      12.4         96.5          75.4
     Gain on sale:
       Securitization transactions:
         Manufactured housing................................................        -            -          307.8
         Mortgage services...................................................        -            -          196.2
         Consumer/credit card................................................        -            -           13.6
         Commercial..........................................................        -            -           27.2
         Other...............................................................        -            -            5.8
       Whole-loan sales......................................................      26.9          7.5            -
     Fee revenue and other income............................................     345.0        369.0         372.7
                                                                              ---------     --------     ---------

       Total finance segment revenues........................................   2,683.6      2,416.9       1,755.5
                                                                              ---------     --------     ---------

   Corporate and other:
     Net investment income...................................................      20.9         51.8          32.3
     Venture capital income (loss) related to investment in TeleCorp.........     (42.9)      (199.5)        354.8
     Gain on sale of interest in riverboat...................................     192.4           -             -
     Revenue from discontinued major medical lines...........................     777.6        946.3         900.4
     Other income............................................................        .9          6.7           6.1
                                                                              ----------    --------     ---------

       Total corporate segment revenues......................................     948.9        805.3       1,293.6
                                                                              ---------     --------     ---------

   Eliminations..............................................................    (27.6)        (29.2)        (21.5)
                                                                              ---------     --------     ---------

       Total revenues........................................................   8,108.1      8,296.4       8,335.7
                                                                               --------     --------     ---------

Expenses:
   Insurance and fee-based segment:
     Insurance policy benefits...............................................   2,863.7      3,313.5       3,156.5
     Amortization............................................................     698.7        673.9         607.9
     Interest expense on investment borrowings...............................      33.8         18.6          57.9
     Other operating costs and expenses......................................     584.0        689.9         567.2
     Special charges.........................................................      21.5           -             -
                                                                              ---------     --------     ---------

       Total insurance and fee-based segment expenses........................   4,201.7      4,695.9       4,389.5
                                                                                -------     --------     ---------


                          (continued on following page)

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           --------------------------


                                                                                  2001         2000         1999
                                                                                  ----         ----         ----
                                                                                       (Dollars in millions)
                                                                                    (continued from previous page)

   Finance segment:
     Provision for losses....................................................     563.6        354.2         128.7
     Interest expense........................................................   1,234.4      1,152.4         341.3
     Special charges.........................................................      21.5        394.3           -
     Impairment charges......................................................     386.9        515.7         554.3
     Other operating costs and expenses......................................     642.4        753.5         697.2
                                                                               --------    ---------      --------

       Total finance segment expenses........................................   2,848.8      3,170.1       1,721.5
                                                                               --------    ---------      --------

Corporate and other:
   Interest expense on corporate debt........................................     362.3        310.7         182.8
   Provision for losses......................................................     169.6        231.5          18.9
   Expenses from discontinued major medical lines............................     908.0        997.6         862.1
   Special charges and other corporate expenses, less charges to
     subsidiaries for services provided......................................      64.7        281.6          31.5
                                                                               --------    ---------      --------

       Total corporate segment expenses......................................   1,504.6      1,821.4       1,095.3
                                                                               --------    ---------      --------

   Eliminations..............................................................     (27.6)       (29.2)        (21.5)
                                                                               --------    ---------      --------

       Total expenses........................................................   8,527.5      9,658.2       7,184.8
                                                                               --------    ---------      --------

Income (loss) before income taxes, minority interest and extraordinary gain
   (loss):
     Insurance and fee-based operations......................................     301.5        407.5         918.6
     Finance operations......................................................    (165.2)      (753.2)         34.0
     Corporate interest and other expenses...................................    (555.7)    (1,016.1)        198.3
                                                                               --------    ---------      --------

       Income (loss) before income taxes, minority interest,
         extraordinary gain (loss) and cumulative
         effect of accounting change.........................................  $ (419.4)   $(1,361.8)     $1,150.9
                                                                               ========    =========      ========

          Segment balance sheet information was as follows:


                                                                                    2001          2000
                                                                                    ----          ----
                                                                                  (Dollars in millions)

Assets:
   Insurance and fee-based.................................................        $38,768.2    $37,274.7
   Finance.................................................................         22,228.0     20,838.0
   Corporate...............................................................         11,740.0     12,641.5
   Eliminate intercompany amounts..........................................        (11,343.9)   (12,165.0)
                                                                                   ---------    ---------

        Total assets.......................................................        $61,392.3    $58,589.2
                                                                                   =========    =========

Liabilities:
   Insurance and fee-based.................................................        $30,128.5    $28,439.6
   Finance.................................................................         20,278.5     18,748.8
   Corporate...............................................................          5,072.5      5,863.2
   Eliminate intercompany amounts..........................................           (754.7)    (1,240.7)
                                                                                   ---------    ---------

        Total liabilities..................................................        $54,724.8    $51,810.9
                                                                                   =========    =========













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






                                                                  1st Qtr.(a)        2nd Qtr.(a)   3rd Qtr.(a)  4th Qtr.(a)
                                                                  -----------        -----------   -----------  -----------
                                                                        (Dollars in millions, except per share data)


2001
   Revenues......................................................   $2,136.6        $2,143.4          $1,786.2       $2,041.9
   Income (loss) before income taxes, minority interest and
     extraordinary gain (loss) on extinguishment of debt.........      174.3            39.4            (565.6)         (67.5)
   Net income (loss).............................................       84.1           (25.7)           (407.5)         (56.8)

   Net income (loss) per common share:
     Basic:
       Income (loss) before extraordinary gain (loss) on
          extinguishment of debt.................................       $.24           $(.08)           $(1.21)         $(.23)
       Extraordinary gain (loss).................................        -              (.01)              -              .06
                                                                        ----           -----            ------          -----

          Net income (loss)......................................       $.24           $(.09)           $(1.21)         $(.17)
                                                                        ====           =====            ======          =====


     Diluted:
       Income (loss) before extraordinary gain (loss) on
          extinguishment of debt.................................       $.23           $(.08)           $(1.21)         $(.23)
       Extraordinary gain (loss).................................        -              (.01)              -              .06
                                                                        ----           -----            ------          -----

          Net income (loss)......................................       $.23           $(.09)           $(1.21)         $(.17)
                                                                        ====           =====            ======          =====

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           --------------------------


                                                                           1st Qtr.(b) 2nd Qtr.(b)  3rd Qtr.(b)  4th Qtr.(b)
                                                                           ----------- -----------  -----------  -----------
                                                                             (Dollars in millions, except per share  data)


2000
   Revenues................................................................. $2,205.9    $1,965.2     $1,955.3     $2,170.0
   Income (loss) before income taxes, minority interest, extraordinary
     charge and cumulative effect of accounting change .....................    191.8      (477.2)      (571.6)      (504.8)
   Net income (loss)........................................................     77.4      (404.7)      (487.3)      (376.6)

   Net income (loss) per common share:
     Basic:
       Income (loss) before extraordinary charge and cumulative effect
          of accounting change .............................................     $.22      $(1.25)      $(1.32)      $(1.16)
       Extraordinary charge.................................................      -           -           (.01)         -
       Cumulative effect of accounting change...............................      -           -           (.17)         -
                                                                                 ----      ------       ------       ------

          Net income (loss).................................................     $.22      $(1.25)      $(1.50)      $(1.16)
                                                                                 ====      ======       ======       ======
     Diluted:
       Income (loss) before extraordinary charge and cumulative effect
          of accounting change..............................................     $.22      $(1.25)      $(1.32)      $(1.16)
       Extraordinary charge.................................................       -           -          (.01)         -
       Cumulative effect of accounting change...............................       -           -          (.17)         -
                                                                                 ----      ------       ------       ------

          Net income (loss).................................................     $.22      $(1.25)      $(1.50)      $(1.16)
                                                                                 ====      ======       ======       ======


--------------------

(a) Included in the first, second, third and fourth quarters of 2001 are the following items:



                                                                                    2001
                                                              ------------------------------------------------
                                                              1st Qtr.      2nd Qtr.     3rd Qtr.     4th Qtr.
                                                              --------      --------     --------     --------
                                                                            (Dollars in millions)

       Impairment charges:
         Before tax.........................................     $ 7.9        $33.8       $345.2       $   -
         After tax..........................................       5.0         20.9        224.4           -

       Special charges:
         Before tax.........................................      39.6         91.2         52.1         31.4
         After tax..........................................      10.0         59.2         33.9         20.4

       Provision for losses related to loan guarantees:
         Before tax.........................................        -            -          59.6        110.0
         After tax..........................................        -            -          38.7         71.5

       Venture capital (income) loss, net of amortization
         and expenses:
           Before tax.......................................     (26.9)        32.0        (69.6)        41.1
           After tax........................................     (17.5)        20.8        (45.2)        26.7







                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           --------------------------



---------------------

(b) Included in the first, second, third and fourth quarters of 2000 are the following items:




                                                                                    2000
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




          16. SUBSEQUENT EVENTS:

          Public Debt Exchange Offer

          On March 18, 2002, Conseco offered to exchange up to $2.54 billion aggregate principal amount of newly issued notes for our outstanding senior unsecured notes held by "qualified institutional buyers," institutional "accredited investors", or non-U.S. persons in transactions outside the United States. The bonds to be exchanged will have identical principal amounts, but the new bonds would have extended maturities in exchange for an enhanced ranking in the Company's capital structure.

          Specifically, we are offering the following exchange:

          $1,000 principal amount of new 8.5% Guaranteed Senior Notes due
             October 2003 for each $1,000 principal amount of 8.5% Senior Notes due October 2002;

          $1,000 principal amount of new 6.4% Guaranteed Senior Notes due
             February 2004 for each $1,000 principal amount of 6.4% Senior Notes due February 2003;

          $1,000 principal amount of new 8.75% Guaranteed Senior Notes due
             August 2006 for each $1,000 principal amount of 8.75% Senior Notes due February 2004;

          $1,000 principal amount of new 6.8% Guaranteed Senior Notes due June
             2007 for each $1,000 principal amount of 6.8% Senior Notes due June 2005;

          $1,000 principal amount of new 9% Guaranteed Senior Notes due April
             2008 for each $1,000 principal amount of 9% Senior Notes due October 2006; and

          $1,000 principal amount of new 10.75% Guaranteed Senior Notes due June
             2009 for each $1,000 principal amount of 10.75% Senior Notes due June 2008.

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           --------------------------



          The purpose of the exchange offer is to extend the maturity profile of the existing notes in order to improve our financial flexibility and to enhance our future ability to refinance public debt.

          The new notes will be guaranteed on a senior subordinated basis by CIHC, Incorporated, the holding company of our principal operating subsidiaries, including the subsidiaries that engage in our insurance and finance businesses. As a result, the new notes will be structurally senior to the existing notes.

          The existing notes consist of $2,540.3 million aggregate principal amount of senior unsecured notes with outstanding balances as follows (dollars in millions):

         8.5% Senior Notes due 2002                  $302.3
         6.4% Senior Notes due 2003                  $250.0
         8.75% Senior Notes due 2004                 $788.0
         6.8% Senior Notes due 2005                  $250.0
         9% Senior Notes due 2006                    $550.0
         10.75% Senior Notes due 2008                $400.0


          The new notes will not, upon issuance, be registered under the Securities Act of 1933, as amended, and may not be offered or sold in the United States absent registration or an exemption from registration. However, we will enter into a registration rights agreement for the benefit of each exchange participant in which we will agree to file an exchange offer registration statement with the SEC with respect to the new notes.

          Modifications to Borrowing Agreements - Finance Operations

          In the first quarter of 2002, we entered into various transactions with Lehman and its affiliates pursuant to which Lehman extended the terms of Conseco Finance's: (a) warehouse line from September 2002 to September 2003, (b) borrowings with respect to approximately $90 million of miscellaneous assets ("Miscellaneous Borrowings") from January 31, 2002 to June 2003, and (c) residual line from February 2003 to February 2004 under which financing is being provided on our interest-only securities, servicing rights and retained interests in other subordinated securities issued by the securitization trusts. We agreed to an amortization schedule by which the outstanding balance under the Miscellaneous Borrowings is required to be repaid by June 2003. We also entered into a revised agreement governing the movement of cash from Conseco Finance to the parent company. Conseco Finance and Lehman have agreed to amend the agreement such that Conseco Finance must maintain liquidity (cash and available borrowings, as defined) of at least (i) $50 million until March 31, 2003; and
(ii) $100 million from and after April 1, 2003. However, Conseco Finance no longer must meet a minimum liquidity requirement of $250 million before making interest, principal, dividend or redemption payments to the parent company.

          Pursuant to the new arrangements, Lehman may exchange their existing Warrant to purchase 5 percent of the common stock of Conseco Finance until May 2003 and receive in its place 500,000 shares of Series G Convertible Redeemable Preferred Stock of Conseco (the "Series G Preferred Stock") at a $100 stated value per share, having the following general terms:

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           --------------------------



(a)  No dividend;

(b)  Convertible to Conseco common stock at $10 per share;

(c)  Voting rights on an as converted basis;

(d)  Mandatorily redeemable by Conseco in January 2012 at the stated value;

(e) Pari passu with the Series F Preferred Stock if, and only if, a majority of the holders of Conseco's Series E Preferred Stock and Series F Preferred Stock consent, and otherwise pari passu with the Series E Preferred Stock and junior to the Series F Preferred Stock; and

(f) The right to cause Conseco to register the Series G Preferred Stock within one year after electing to surrender the Warrant in exchange for the Series G Preferred Stock.

          Tender Offers to Purchase Outstanding Debt

          In March 2002, Conseco Finance completed a tender offer pursuant to which it purchased $75.8 million par value of its senior subordinated notes due June 2002. The purchase price was equal to 100 percent of the principal amount of the notes plus accrued interest. The remaining principal amount outstanding of the senior subordinated notes after giving effect to the tender offer and other debt repurchases completed prior to the tender offer is $34.7 million. Also, during the first quarter of 2002, Conseco Finance announced it was tendering for all its remaining public debt - $167 million due in September 2002 and $4 million due in April 2003. (Such amounts reflect all 2002 debt repurchases completed prior to announcing the tender offer). Such offer expires on April 12, 2002. The tender offer price is equal to 100 percent of the principal amount of the notes plus accrued interest.

          Market for Repossessed Manufactured Homes

          On January 2, 2002, GreenPoint Financial Corp. ("GreenPoint"), a competitor of Conseco Finance, announced its intention to cease the origination of loans secured by manufactured homes. In conjunction with this announcement, GreenPoint indicated its objective to quickly liquidate its repossessed inventory at below market prices in the wholesale market. This announcement may have a significant impact on the wholesale market for manufactured homes through which the company generally sells 30 percent of its manufactured housing repossessed inventory. We believe that our net recovery is maximized through a retail (resale either through Company owned sales lots or our dealer network) exit strategy. We generally liquidate approximately 70 percent of our repossessed units through the retail channel; thus, we are much less reliant on the wholesale channel.

          Modifications to Bank Credit Facility

          In the first quarter of 2002, we amended the credit agreements related to our $1.5 billion bank credit facility including the changes described below:

          (i) Financial covenants in the credit agreements require us to maintain various financial ratios and balances. These requirements were relaxed in the amended agreement. In addition, such agreements were amended so that any charges taken to write off goodwill to the extent required by SFAS 142 will be excluded from the various financial ratios and covenants that we are required to meet or maintain. See note 7 to the consolidated financial statements for further information on such ratios and covenants.

          (ii) The manner in which the proceeds from certain asset sales and refinancing transactions will be used was changed to allow us to make payments on our 2002 obligations prior to making any principal payments under the bank credit agreements. The first $352 million of such proceeds may be retained by the Company and will be available to be used to meet our other debt obligations. The next $313 million will be applied pro rata to the principal payments on the bank credit facility and to a segregated cash account to be held as collateral for our guarantee of certain bank loans to current and former directors, officers and key employees (the "D&O loans"). The next $250 million will be divided equally between the Company and to pay pro rata the principal payments on the bank credit facility and the D&O loans. Proceeds in excess of $915 million and all proceeds during the period December 31, 2003 through March 31, 2004, will be divided as follows: (i) 25 percent to be retained by the Company; and
               (ii) 75 percent to pay pro rata the principal

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           --------------------------


              payments on the bank credit facility and the D&O loans.

          Reinsurance Agreements

          In the first quarter of 2002, we completed a reinsurance agreement pursuant to which we are ceding 80 percent of the inforce traditional life business of our subsidiary, Bankers Life & Casualty Company, to Reassure America Life Insurance Company (rated A++ by A.M. Best). The total insurance liabilities ceded pursuant to the contract are approximately $400 million. The reinsurance agreement and the related dividends of $110.5 million have been approved by the appropriate state insurance departments and will be paid to the parent company. The ceding commission approximated the amount of the cost of policies purchased and cost of policies produced related to the ceded business.

          We have also entered into a reinsurance agreement pursuant to which we are ceding 100 percent of the traditional life and interest-sensitive life insurance business of our subsidiary, Conseco Variable Insurance Company, to Protective Life Insurance Company (rated A+ by A.M. Best). The total insurance liabilities ceded pursuant to the contract are approximately $470 million. The agreement is subject to regulatory approval. Upon receipt of all regulatory approvals, our insurance subsidiary will receive a ceding commission of $49.5 million. The ceding commission approximated the amount of the cost of policies purchased and the cost of policies produced related to the ceded business.

          ITEM 9. DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

          None.

                                    PART III

          The information required by Part III is hereby incorporated by reference from the Registrant's definitive proxy statement to be filed with the Commission pursuant to Regulation 14A within 120 days after December 31, 2001 except that the information required by Item 10 regarding Executive Officers is included herein under a separate caption at the end of Part I.

                                     PART IV

          ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

  (a)     1. Financial Statements. See Index to Consolidated Financial
             Statements on page 75 for a list of financial statements included in this Report.

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

          3. Exhibits. See Exhibit Index immediately preceding the Exhibits filed with this report


  (b)     Reports on Form 8-K

          A report on Form 8-K dated October 2, 2001, was filed with the Commission to report under Item 5, a memorandum issued by the Registrant's Chairman and Chief Executive Officer to the Company's shareholders and other interested parties summarizing information about the Company.

          A report on Form 8-K dated October 30, 2001, was filed with the Commission to report under Item 5, a memorandum issued by the Registrant's Chairman and Chief Executive Officer to the Company's shareholders and other interested parties summarizing information about the Company.

                                   SIGNATURES

          Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 29th day of March, 2002.

                                  CONSECO, INC.

                                  By: /s/ WILLIAM J. SHEA
                                     ------------------------------------
                                         William J. Shea, President, Chief
                                           Operating Officer and Acting Chief
                                           Financial Officer


          Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:



Signature                                        Title (Capacity)                                Date
---------                                        ----------------                                ----



/s/ GARY C. WENDT                                Chairman of the Board,                          March 29, 2002
--------------------------------
Gary C. Wendt                                    Chief Executive Officer and
                                                 Director (Principal Executive
                                                 Officer)

/s/ WILLIAM J. SHEA                              President, Chief Operating Officer              March 29, 2002
---------------------------------                and Acting Chief Financial Officer
William J. Shea                                  (Principal Financial Officer)


/s/ JAMES S. ADAMS                               Senior Vice President, Chief                    March 29, 2002
---------------------------------                Accounting Officer and Treasurer
James S. Adams                                   (Principal Accounting Officer)


/s/ LAWRENCE M. COSS                             Director                                        March 29, 2002
-----------------------------
Lawrence M. Coss

/s/ THOMAS M. HAGERTY                            Director                                        March 29, 2002
---------------------------
Thomas M. Hagerty

/s/ M. PHIL HATHAWAY                             Director                                        March 29, 2002
-----------------------------
M. Phil Hathaway

/s/ JOHN M. MUTZ                                 Director                                        March 29, 2002
----------------------------------
John M. Mutz

/s/ ROBERT S. NICKOLOFF                          Director                                        March 29, 2002
----------------------------
Robert S. Nickoloff

/s/ DAVID V. HARKINS                             Director                                        March 29, 2002
-------------------------------
David V. Harkins

/s/ JULIO A. BAREA                               Director                                        March 29, 2002
-----------------------------------
Julio A. Barea

/s/ CAROL BELLAMY                                Director                                        March 29, 2002
--------------------------------
Carol Bellamy

/s/ SAMME THOMPSON                               Director                                        March 29, 2002
------------------------------
Samme Thompson

                        REPORT OF INDEPENDENT ACCOUNTANTS
                        ON FINANCIAL STATEMENT SCHEDULES





To the Shareholders and
Board of Directors
Conseco, Inc.


          Our report on the consolidated financial statements of Conseco, Inc. and subsidiaries is included on page 76 of this Form 10-K. In connection with our audits of such financial statements, we have also audited the related financial statement schedules listed in the index on page 154 of this Form 10-K. In our opinion, the financial statement schedules referred to above, present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

          As discussed in note 1 to the consolidated financial statements, the Company adopted EITF Issue No. 99-20, "Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets" in 2000.


                                        /s/ PricewaterhouseCoopers LLP
                                       -----------------------------------
                                            PricewaterhouseCoopers LLP




Indianapolis, Indiana
March 29, 2002

                         CONSECO, INC. AND SUBSIDIARIES

                                   SCHEDULE II

         Condensed Financial Information of Registrant (Parent Company)
                                  Balance Sheet
                        as of December 31, 2001 and 2000
                              (Dollars in millions)

                                     ASSETS


                                                                                                  2001           2000
                                                                                                  ----           ----


Cash and cash equivalents.................................................................      $   152.2   $    294.0
Cash held in segregated accounts for the payment of debt..................................           54.7         81.9
Other invested assets.....................................................................           15.3        102.5
Investment in wholly owned subsidiaries (eliminated in consolidation).....................        9,528.5      9,825.7
Notes receivable from Conseco Finance (eliminated in consolidation).......................          249.5        786.7
Receivable from subsidiaries (eliminated in consolidation)................................        1,207.9      1,202.7
Income tax assets.........................................................................          521.2        301.4
Other assets..............................................................................           10.7         46.6
                                                                                                ---------    ---------

          Total assets....................................................................      $11,740.0    $12,641.5
                                                                                                =========    =========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
    Notes payable and commercial paper....................................................      $ 4,087.6    $ 5,055.0
    Notes payable to subsidiaries (eliminated in consolidation)...........................          353.5        353.5
    Payable to subsidiaries (eliminated in consolidation).................................           41.9         58.2
    Other liabilities.....................................................................          589.5        396.5
                                                                                                ---------    ---------

          Total liabilities...............................................................        5,072.5      5,863.2
                                                                                                ---------    ---------

Company-obligated mandatorily redeemable preferred securities of subsidiary trusts........        1,914.5      2,403.9

Shareholders' equity:
    Preferred stock.......................................................................          499.6        486.8
    Common stock and additional paid-in capital (no par value, 1,000,000,000 shares authorized, shares issued and outstanding: 2001 - 344,743,196;
        2000 - 325,318,457) ..............................................................        3,484.3      2,911.8
    Accumulated other comprehensive loss..................................................         (439.0)      (651.0)
    Retained earnings.....................................................................        1,208.1      1,626.8
                                                                                                ---------    ---------

          Total shareholders' equity......................................................        4,753.0      4,374.4
                                                                                                ---------    ---------

          Total liabilities and shareholders' equity......................................      $11,740.0    $12,641.5
                                                                                                =========    =========











                   The accompanying notes are an integral part
                     of the condensed financial information.

                         CONSECO, INC. AND SUBSIDIARIES

                                   SCHEDULE II
         Condensed Financial Information of Registrant (Parent Company)
                             Statement of Operations
              for the years ended December 31, 2001, 2000 and 1999
                              (Dollars in millions)

                                                                                        2001          2000         1999
                                                                                        ----          ----         ----

Revenues:
   Net investment income..........................................................     $ 29.9    $    77.3       $  65.6
   Dividends from subsidiaries (eliminated in consolidation)......................      216.3        178.0         294.7
   Fee and interest income from subsidiaries (eliminated in consolidation)........      170.2        347.3         242.3
   Net investment losses..........................................................      (53.5)       (66.8)         (5.4)
   Gain on sale of interest in riverboat..........................................      192.4          -              -
   Other income...................................................................        1.6          7.6           7.5
                                                                                       ------    ---------       -------

       Total revenues.............................................................      556.9        543.4         604.7
                                                                                       ------    ---------       -------

Expenses:
   Interest expense on notes payable..............................................      369.5        438.4         249.1
   Provision for loss.............................................................      169.6        231.5          18.9
   Intercompany expenses (eliminated in consolidation)............................       21.0         28.0          39.4
   Operating costs and expenses...................................................       53.8         37.0          33.2
   Special charges................................................................       49.6        281.6            -
                                                                                       ------    ---------       -------

       Total expenses.............................................................      663.5      1,016.5         340.6
                                                                                       ------    ---------       -------

       Income (loss) before income taxes, equity in undistributed earnings of subsidiaries, distributions on Company-obligated mandatorily redeemable preferred securities of subsidiary trusts, extraordinary gain (loss)
         and
         cumulative effect of accounting change...................................     (106.6)      (473.1)        264.1

Income tax benefit................................................................     (115.6)      (185.7)         (5.2)
                                                                                       ------    ---------       -------

       Income (loss) before equity in undistributed earnings of subsidiaries, distributions on Company-obligated mandatorily redeemable preferred securities of subsidiary trusts, extraordinary gain (loss) and cumulative
         effect of accounting change..............................................        9.0       (287.4)        269.3

Equity in undistributed earnings (loss) of subsidiaries before extraordinary gain (loss) and cumulative effect of accounting change (eliminated in
   consolidation).................................................................     (312.6)      (698.2)        458.5
                                                                                       ------    ---------        ------

       Income (loss) before distributions on Company-obligated mandatorily preferred securities of subsidiary trusts, extraordinary gain (loss)
         and cumulative effect of accounting change...............................     (303.6)      (985.6)        727.8

Distributions on Company-obligated mandatorily redeemable preferred securities
   of subsidiary trusts...........................................................      119.5        145.3         132.8
                                                                                       ------    ---------        ------

       Income (loss) before extraordinary gain (loss) and cumulative effect
         of accounting change.....................................................     (423.1)    (1,130.9)        595.0

Extraordinary gain (loss) on extinguishment of debt, net of income taxes:
   Parent company.................................................................       11.1         (5.0)           -
   Subsidiary.....................................................................        6.1           -             -
Cumulative effect of accounting change, net of income taxes, of subsidiaries.......         -         (55.3)           -
                                                                                      -------    ---------        ------

       Net income (loss)..........................................................     (405.9)    (1,191.2)        595.0

Preferred stock dividends.........................................................       12.8         11.0           1.5
                                                                                      -------    ---------        ------

       Earnings (loss) applicable to common stock.................................    $(418.7)   $(1,202.2)       $593.5
                                                                                      =======    =========        ======



                   The accompanying notes are an integral part
                     of the condensed financial information.

                         CONSECO, INC. AND SUBSIDIARIES

                                   SCHEDULE II

         Condensed Financial Information of Registrant (Parent Company)

                             Statement of Cash Flows
              for the years ended December 31, 2001, 2000 and 1999
                              (Dollars in millions)

                                                                                           2001         2000         1999
                                                                                           ----         ----         ----

Cash flows from operating activities:
     Net income (loss)..............................................................     $(405.9)   $(1,191.2)    $  595.0
     Adjustments to reconcile net income to net cash
       provided by operating activities:
         Equity in undistributed earnings of consolidated subsidiaries *............       312.6        698.2       (458.5)
         Provision for loss on loan guarantees......................................       169.6        231.5         18.9
         Net investment losses......................................................        53.5         66.8          5.4
         Income taxes ..............................................................       (80.1)      (351.7)       (81.5)
         Extraordinary charge on extinguishment of debt.............................       (26.9)         7.7           -
         Cumulative effect of change in accouting...................................         -           85.2           -
         Distributions on Company-obligated mandatorily redeemable preferred
           securities of subsidiary trusts..........................................       183.9        223.5        204.2
         Special charges............................................................        41.9        112.1           -
         Gain on sale of interest in riverboat......................................      (192.4)         -             -
         Other......................................................................        71.8        (19.9)         (.7)
                                                                                        --------    ---------     --------

         Net cash provided (used) by operating activities...........................       128.0       (137.8)       282.8
                                                                                        --------    ---------     --------

Cash flows from investing activities:
   Sales and maturities of investments..............................................       375.9        228.2        187.9
   Investments and advances to consolidated subsidiaries *..........................          -      (1,427.2)    (1,806.3)
   Purchases of investments.........................................................       (50.1)      (220.0)      (203.3)
   Payments from subsidiaries *.....................................................       535.9      2,218.0         62.1
                                                                                        --------    ---------     --------

         Net cash provided (used) by investing activities...........................       861.7        799.0     (1,759.6)
                                                                                        --------    ---------     --------

Cash flows from financing activities:
   Issuance of common and convertible preferred shares..............................         4.1           .8        588.4
   Issuance of Company-obligated mandatorily redeemable preferred securities
     of subsidiary trusts...........................................................          -            -         534.3
   Repurchase of Company-obligated mandatorily redeemable preferred
     securities of subsidiary trusts................................................          -        (250.0)          -
   Issuance of notes payable and commercial paper...................................       410.8      3,537.2      4,090.2
   Payments on notes payable........................................................    (1,349.4)    (3,114.6)    (3,279.0)
   Payments on notes payable to affiliates *........................................          -          (3.1)          -
   Payments to repurchase equity securities of Conseco, Inc.........................          -        (102.6)       (29.5)
   Dividends to subsidiaries *......................................................       (43.0)       (52.8)       (66.0)
   Dividends and distributions on Company-obligated mandatorily redeemable
     preferred securities of subsidiary trusts......................................      (181.2)      (302.1)      (379.4)
                                                                                        --------    ---------     --------

         Net cash provided (used) by financing activities...........................    (1,158.7)      (287.2)     1,459.0
                                                                                        --------    ---------     --------

         Net increase (decrease) in cash and cash equivalents.......................      (169.0)       374.0        (17.8)

   Cash and cash equivalents, beginning of year.....................................       375.9          1.9         19.7
                                                                                        --------    ---------     --------

   Cash and cash equivalents, end of year...........................................    $  206.9    $   375.9     $    1.9
                                                                                        ========    =========     ========

*    Eliminated in consolidation


                   The accompanying notes are an integral part
                     of the condensed financial information.

                         CONSECO, INC. AND SUBSIDIARIES

                                   SCHEDULE II

                    Notes to Condensed Financial Information

1.        Basis of Presentation

          The condensed financial information should be read in conjunction with the consolidated financial statements of Conseco, Inc. ("Conseco"). The condensed financial information includes the accounts and activity of the parent company and its wholly owned non-insurance subsidiaries which act as the holding companies for the Company's life insurance subsidiaries.

2.        Condensed Consolidating Financial Information

          The obligations under our current bank credit facilities, which had a principal balance of $1,493.3 million at December 31, 2001, are guaranteed by CIHC, Incorporated, ("CIHC") a wholly owned subsidiary of Conseco, and the ultimate holding company for Conseco's principal operating subsidiaries. In addition, CIHC has guaranteed up to $250 million of debt of Conseco Finance Corp. ("Conseco Finance"), and up to $545.4 million of bank loans to certain of our current and former directors, officers and key employees which were used to purchase shares of our common stock.

          As described in note 16 to the consolidated financial statements of Conseco, Conseco has offered to exchange up to $2.54 billion aggregate principal amount of newly issued notes for outstanding senior unsecured notes held by "qualified institutional buyers," institutional "accredited investors," or non U.S. persons in transactions outside the United States. The notes to be exchanged would have identical principal amounts, but the notes would have extended maturities and would be guaranteed on a senior subordinated basis by CIHC. Such guarantee would be subordinated to the guarantees of CIHC summarized in the preceding paragraph. The guarantee would be on parity with CIHC's senior subordinated debt including a $177.4 million note to CFIHC, Inc. and a $353.5 million note to Conseco Finance. Both CFIHC, Inc. and Conseco Finance are subsidiaries of CIHC.

          The following condensed consolidating financial information as of December 31, 2001 and 2000, and for the three years ended December 31, 2001, summarizes the accounts of CIHC, Conseco and other holding companies which comprise the parent company. Such condensed consolidating financial information should be read in conjunction with the consolidated financial statements of Conseco.

                         CONSECO, INC. AND SUBSIDIARIES

                                   SCHEDULE II

                    Notes to Condensed Financial Information

  Condensed Consolidating Financial Information of Registrant (Parent Company)

                                  Balance Sheet
                             as of December 31, 2001

                              (Dollars in millions)

                                     ASSETS

                                                                                        Conseco, Inc.                 Total
                                                                          CIHC,           and other              Conseco, Inc.
                                                                      Incorporated         holding                  (parent
                                                                    (holding company)     companies  Eliminations   company)
                                                                    -----------------     ---------  ------------   --------



Cash and cash equivalents.........................................     $     1.0      $   151.2     $       -       $   152.2
Cash held in segregated accounts for the payment of debt..........            -            54.7             -            54.7
Other invested assets.............................................           3.5           11.8             -            15.3
Investment in wholly owned subsidiaries
    (eliminated in consolidation).................................      10,240.6       10,166.6      (10,878.7)       9,528.5
Notes receivable from Conseco Finance (eliminated in consolidation)        249.5             -              -           249.5
Receivable from subsidiaries (eliminated in consolidation)........       1,390.9        1,754.8       (1,937.8)       1,207.9
Income taxes......................................................        (210.8)         648.8           83.2          521.2
Other assets......................................................           1.0            9.7             -            10.7
                                                                       ---------      ---------     ----------      ---------

          Total assets............................................     $11,675.7      $12,797.6     $(12,733.3)     $11,740.0
                                                                       =========      =========     ==========      =========



                      LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
    Notes payable.................................................     $      -       $ 4,087.6     $       -       $ 4,087.6
    Notes payable to subsidiaries (eliminated in consolidation)...       1,279.8           77.0       (1,003.3)         353.5
    Payable to subsidiaries (eliminated in consolidation).........         168.4          163.7         (290.2)          41.9
    Other liabilities.............................................          35.7          553.8             -           589.5
                                                                       ---------      ---------     ----------      ---------

          Total liabilities.......................................       1,483.9        4,882.1       (1,293.5)       5,072.5
                                                                       ---------      ---------     ----------      ---------

Company-obligated mandatorily redeemable preferred securities
     of subsidiary trusts.........................................            -         1,914.5            -          1,914.5

Shareholders' equity:
    Preferred stock...............................................         250.8        1,399.6       (1,150.8)         499.6
    Common stock and additional paid-in capital...................       8,763.4        3,789.0       (9,068.1)       3,484.3
    Accumulated other comprehensive loss..........................        (478.2)        (438.9)         478.1         (439.0)
    Retained earnings.............................................       1,655.8        1,251.3       (1,699.0)       1,208.1
                                                                       ---------      ---------     ----------      ---------

          Total shareholders' equity..............................      10,191.8        6,001.0      (11,439.8)       4,753.0
                                                                       ---------      ---------     ----------      ---------

          Total liabilities and shareholders' equity..............     $11,675.7      $12,797.6     $(12,733.3)     $11,740.0
                                                                       =========      =========     ==========      =========

                         CONSECO, INC. AND SUBSIDIARIES

                                   SCHEDULE II

                    Notes to Condensed Financial Information

  Condensed Consolidating Financial Information of Registrant (Parent Company)

                                  Balance Sheet
                             as of December 31, 2000

                              (Dollars in millions)

                                     ASSETS


                                                                                        Conseco, Inc.                 Total
                                                                          CIHC,           and other              Conseco, Inc.
                                                                      Incorporated         holding                  (parent
                                                                    (holding company)     companies  Eliminations   company)
                                                                    -----------------     ---------  ------------   --------



Cash and cash equivalents.........................................     $     -        $   294.0     $      -        $   294.0
Cash held in segregated accounts for the payment of debt..........           -             81.9            -             81.9
Other invested assets.............................................            .4          102.1            -            102.5
Investment in wholly owned subsidiaries
    (eliminated in consolidation).................................      10,345.0        9,970.9      (10,490.2)       9,825.7
Notes receivable from Conseco Finance (eliminated in consolidation)        786.7            -              -            786.7
Receivable from subsidiaries (eliminated in consolidation)........       1,468.4        2,597.6       (2,863.3)       1,202.7
Income taxes......................................................        (202.6)         535.7          (31.7)         301.4
Other assets......................................................           2.5           44.1            -             46.6
                                                                       ---------      ---------     ----------      ---------

          Total assets............................................     $12,400.4      $13,626.3     $(13,385.2)     $12,641.5
                                                                       =========      =========     ==========      =========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
    Notes payable.................................................     $      -       $ 5,055.0     $       -       $ 5,055.0
    Notes payable to subsidiaries (eliminated in consolidation)...       2,215.6           75.0       (1,937.1)         353.5
    Payable to subsidiaries (eliminated in consolidation).........         128.3          174.6         (244.7)          58.2
    Other liabilities.............................................          39.6          356.9            -            396.5
                                                                       ---------      ---------     ----------      ---------

          Total liabilities.......................................       2,383.5        5,661.5       (2,181.8)       5,863.2
                                                                       ---------      ---------     ----------      ---------

Company-obligated mandatorily redeemable preferred securities
     of subsidiary trusts.........................................            -         2,403.9             -         2,403.9

Shareholders' equity:
    Preferred stock...............................................         234.9        1,386.8       (1,134.9)         486.8
    Common stock and additional paid-in capital...................       8,762.4        3,216.6       (9,067.2)       2,911.8
    Accumulated other comprehensive loss..........................        (695.7)        (645.9)         690.6         (651.0)
    Retained earnings.............................................       1,715.3        1,603.4       (1,691.9)       1,626.8
                                                                       ---------      ---------     ----------      ---------

          Total shareholders' equity..............................      10,016.9        5,560.9      (11,203.4)       4,374.4
                                                                       ---------      ---------     ----------      ---------

          Total liabilities and shareholders' equity..............     $12,400.4      $13,626.3     $(13,385.2)     $12,641.5
                                                                       =========      =========     ==========      =========

                         CONSECO, INC. AND SUBSIDIARIES

                                   SCHEDULE II

                    Notes to Condensed Financial Information

  Condensed Consolidating Financial Information of Registrant (Parent Company)

                             Statement of Operations
                      for the year ended December 31, 2001

                              (Dollars in millions)



                                                                                        Conseco, Inc.                 Total
                                                                          CIHC,           and other              Conseco, Inc.
                                                                      Incorporated         holding                  (parent
                                                                    (holding company)     companies  Eliminations  company)
                                                                    -----------------     ---------  ------------  --------

Revenues:
    Net investment income.........................................        $   .7         $ 29.2        $    -       $    29.9
    Dividends from subsidiaries (eliminated in consolidation).....         192.3           24.0             -           216.3
    Fee and interest income from subsidiaries
       (eliminated in consolidation)..............................         172.5          180.4         (182.7)         170.2
    Net investment gains (losses).................................           4.3          (57.8)            -           (53.5)
    Gain on sale of interest in riverboat.........................            -           192.4             -           192.4
    Other income..................................................            -             1.6             -             1.6
                                                                          ------         ------        -------      ---------

          Total revenues..........................................         369.8          369.8         (182.7)         556.9
                                                                          ------         ------        -------      ---------

Expenses:
    Interest expense on notes payable.............................           2.6          369.2           (2.3)         369.5
    Provision for loss............................................           -            169.6             -           169.6
    Intercompany expenses (eliminated in consolidation)...........         122.0            5.3         (106.3)          21.0
    Operating costs and expenses..................................           2.5           70.4          (19.1)          53.8
    Special charges...............................................            .2           36.9           12.5           49.6
                                                                          ------         ------        -------      ---------

          Total expenses..........................................         127.3          651.4         (115.2)        663.5
                                                                          ------         ------        -------      ---------

          Income (loss) before income taxes, equity in undistributed earnings of subsidiaries, distributions on
             Company-obligated mandatorily redeemable preferred
             securities of subsidiary trusts and extraordinary
             gain.................................................         242.5         (281.6)         (67.5)      (106.6)

Income tax expense (benefit)......................................          16.3         (107.5)         (24.4)      (115.6)
                                                                          ------         ------        -------      -------

       Income (loss) before equity in undistributed earnings
             of subsidiaries, distributions on Company-obligated
             mandatorily redeemable preferred securities of
             subsidiary trusts and extraordinary gain.............         226.2         (174.1)         (43.1)        9.0

Equity in undistributed earnings of subsidiaries before
    extraordinary gain (eliminated in consolidation)..............        (300.6)         (78.3)          66.3      (312.6)
                                                                          ------         ------        -------      -------

       Income (loss) before distributions on Company-obligated
             mandatorily preferred securities of subsidiary trusts
             and extraordinary gain...............................         (74.4)        (252.4)          23.2      (303.6)

Distributions on Company-obligated mandatorily redeemable
    preferred securities of subsidiary trusts.....................            -           119.5             -         119.5
                                                                          ------         ------        -------      -------

       Income (loss) before extraordinary gain....................         (74.4)        (371.9)          23.2      (423.1)

Extraordinary gain on extinguishment of debt, net of tax:
    Parent company................................................            -            11.1             -          11.1
    Subsidiary....................................................           6.1             -              -           6.1
                                                                           -----         ------        -------      -------

       Net income (loss)..........................................         (68.3)        (360.8)          23.2      (405.9)

Preferred stock dividends.........................................            -            12.8             -         12.8
                                                                           -----         ------        -------      -------

       Income (loss) applicable to common stock...................        $(68.3)       $(373.6)       $  23.2     $(418.7)
                                                                          ======        =======        =======      =======

                         CONSECO, INC. AND SUBSIDIARIES

                                   SCHEDULE II

                    Notes to Condensed Financial Information

  Condensed Consolidating Financial Information of Registrant (Parent Company)

                             Statement of Operations
                      for the year ended December 31, 2000

                              (Dollars in millions)

                                                                                        Conseco, Inc.                 Total
                                                                          CIHC,           and other              Conseco, Inc.
                                                                      Incorporated         holding                  (parent
                                                                    (holding company)     companies  Eliminations  company)
                                                                    -----------------     ---------  ------------  --------

Revenues:
    Net investment income.........................................       $    -       $    77.3        $    -       $    77.3
    Dividends from subsidiaries (eliminated in consolidation).....         178.0             -              -           178.0
    Fee and interest income from subsidiaries
       (eliminated in consolidation)..............................         197.4          335.3         (185.4)         347.3
    Net investment gains (losses).................................           2.7          (69.5)            -           (66.8)
    Other income..................................................            -             7.6             -             7.6
                                                                         -------      ---------         ------      ---------

          Total revenues..........................................         378.1          350.7         (185.4)         543.4
                                                                         -------      ---------         ------      ---------

Expenses:
    Interest expense on notes payable.............................          12.5          425.9             -           438.4
    Provision for loss............................................            -           231.5             -           231.5
    Intercompany expenses (eliminated in consolidation)...........         198.9           11.6         (182.5)          28.0
    Operating costs and expenses..................................           6.9           30.1             -            37.0
    Special charges...............................................            -           281.6             -           281.6
                                                                         -------      ---------        -------      ---------

          Total expenses..........................................         218.3          980.7         (182.5)       1,016.5
                                                                         -------      ---------        -------      ---------

          Income (loss) before income taxes, equity in
             undistributed earnings of subsidiaries, distributions
             on Company-obligated mandatorily redeemable preferred
             securities of subsidiary trusts, extraordinary charge
             and cumulative effect of accounting change...........         159.8         (630.0)          (2.9)        (473.1)

Income tax expense (benefit)......................................          (2.6)        (182.1)          (1.0)        (185.7)
                                                                         -------      ---------        -------      ---------

       Income (loss) before equity in undistributed earnings of
             subsidiaries, distributions on Company-obligated
             mandatorily redeemable preferred securities of
             subsidiary trusts, extraordinary charge
             and cumulative effect of accounting change...........         162.4         (447.9)          (1.9)        (287.4)

Equity in undistributed earnings of subsidiaries before cumulative effect of accounting change
    (eliminated in consolidation).................................        (703.0)        (584.4)         589.2         (698.2)
                                                                         -------      ---------        -------      ---------

       Loss  before distributions on Company-obligated mandatorily preferred securities of subsidiary trusts extraordinary
             charge and cumulative effect of accounting change....        (540.6)      (1,032.3)         587.3         (985.6)

Distributions on Company-obligated mandatorily redeemable
    preferred securities of subsidiary trusts.....................            -           145.3             -           145.3
                                                                         -------      ----------       -------      ---------

       Loss before extraordinary charge and cumulative effect
         of accounting change.....................................        (540.6)      (1,177.6)         587.3       (1,130.9)

Extraordinary charge on extinguishment of debt, net of tax........          (4.9)           (.1)            -            (5.0)
    Cumulative effect of accounting change, net of tax, of
    subsidiaries..................................................         (55.3)            -              -           (55.3)
                                                                         -------      ---------        -------      ---------

       Net loss...................................................        (600.8)      (1,177.7)         587.3       (1,191.2)

Preferred stock dividends.........................................            -            11.0            -             11.0
                                                                         -------      ---------        -------      ---------

       Loss applicable to common stock............................       $(600.8)     $(1,188.7)       $ 587.3      $(1,202.2)
                                                                         =======      =========        =======      =========

                         CONSECO, INC. AND SUBSIDIARIES

                                   SCHEDULE II

                    Notes to Condensed Financial Information

  Condensed Consolidating Financial Information of Registrant (Parent Company)

                             Statement of Operations
                      for the year ended December 31, 1999

                              (Dollars in millions)


                                                                                        Conseco, Inc.                 Total
                                                                          CIHC,           and other              Conseco, Inc.
                                                                      Incorporated         holding                  (parent
                                                                    (holding company)     companies  Eliminations  company)
                                                                    -----------------     ---------  ------------  --------

Revenues:
    Net investment income.........................................        $ 28.8         $ 36.8        $    -          $ 65.6
    Dividends from subsidiaries (eliminated in consolidation).....          36.6          258.1             -           294.7
    Fee and interest income from subsidiaries
       (eliminated in consolidation)..............................         193.3          215.2         (166.2)         242.3
    Net investment gains (losses).................................          (7.6)           2.2             -            (5.4)
    Other income..................................................            .2            7.3             -             7.5
                                                                          ------         ------        -------         ------

          Total revenues..........................................         251.3          519.6         (166.2)         604.7
                                                                          ------         ------        -------         ------

Expenses:
    Interest expense on notes payable.............................          15.6          233.5             -           249.1
    Provision for loss............................................           -             18.9             -            18.9
    Intercompany expenses (eliminated in consolidation)...........         154.0           17.9         (132.5)          39.4
    Operating costs and expenses..................................           8.1           32.3           (7.2)          33.2
                                                                          ------         ------        -------         ------

          Total expenses..........................................         177.7          302.6         (139.7)         340.6
                                                                          ------         ------        -------         ------

          Income before income taxes, equity in undistributed
             earnings of subsidiaries and distributions on
             Company-obligated mandatorily redeemable preferred
             securities of subsidiary trusts....... ..............          73.6          217.0          (26.5)         264.1

Income tax expense (benefit)......................................          15.1          (11.3)          (9.0)          (5.2)
                                                                          ------         ------        -------         ------

       Income before equity in undistributed earnings of
             subsidiaries and distributions on Company-obligated
             mandatorily redeemable preferred securities of
             subsidiary trusts....................................          58.5          228.3          (17.5)         269.3

Equity in undistributed earnings of subsidiaries
    (eliminated in consolidation).................................         666.6          555.3         (763.4)         458.5
                                                                          ------         ------        -------         ------

       Income before distributions on Company-obligated
             mandatorily preferred securities of subsidiary trusts         725.1          783.6         (780.9)         727.8

Distributions on Company-obligated mandatorily redeemable
    preferred securities of subsidiary trusts.....................            -           132.8             -           132.8
                                                                          ------         ------        -------         ------

       Net income.................................................         725.1          650.8         (780.9)         595.0

Preferred stock dividends.........................................            -             1.5             -             1.5
                                                                          ------         ------        -------         ------

       Income applicable to common stock..........................        $725.1         $649.3        $(780.9)        $593.5
                                                                          ======         ======        =======         ======

                         CONSECO, INC. AND SUBSIDIARIES


                                   SCHEDULE IV

                                   Reinsurance
              for the years ended December 31, 2001, 2000 and 1999
                              (Dollars in millions)



                                                                           2001             2000              1999
                                                                           ----             ----              ----

Life insurance inforce:
   Direct............................................................  $121,953.5       $123,713.6        $126,826.7
   Assumed...........................................................     2,199.0          5,097.2           5,414.2
   Ceded.............................................................   (26,417.3)       (27,530.2)        (27,687.5)
                                                                       ----------       ----------        ----------

         Net insurance inforce.......................................   $97,735.2       $101,280.6        $104,553.4
                                                                        =========       ==========        ==========

         Percentage of assumed to net................................         2.2%             5.0%              5.2%
                                                                              ===              ===               ===

Premiums recorded as revenue for generally accepted accounting principles:
     Direct..........................................................     3,619.8         $3,577.3          $3,350.3
     Assumed.........................................................       147.0            305.4             547.8
     Ceded...........................................................      (253.7)          (248.3)           (418.6)
                                                                        ---------         --------          --------

         Net premiums................................................   $ 3,513.1         $3,634.4          $3,479.5
                                                                        =========         ========          ========

         Percentage of assumed to net................................         4.2%             8.4%             15.7%
                                                                              ===              ===              ====


Exhibit
No.                                             Document
-------                                         --------
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

3.2               Amended and Restated By-Laws of the Registrant.

4.22.6 First Supplemental Indenture dated June 29, 2001 was filed with the Commission as Exhibit 4.1 to the Registrant's Report on Form 8-K, dated June 29, 2001, and is incorporated herein by this reference.

4.30.1            Warrant No. 2000-2, dated September 5, 2000, issued to GE
                  Capital Equity Investments, Limited was filed as Exhibit
                  4.30.1 to the Registrant's Report on Form 10-K for the year ended December 31, 2000 and is incorporated herein by this reference.

4.30.2            Warrant No. 2000-3, dated September 5, 2000, issued to
                  Westport Insurance Corporation was filed as Exhibit 4.30.2 to the Registrant's Report on Form 10-K for the year ended
                  December 31, 2000 and is incorporated herein by this reference.

4.31.1            First Amendment to the Five-Year Credit Agreement dated as of
                  September 22, 2000 was filed with the Commission as Exhibit
                  4.1 to the Registrant's Report on Form 8-K/A, dated September
                  28, 2000, and is incorporated herein by this reference.

4.31.13           Second Amendment to Five-Year Credit Agreement, dated as of
                  May 30, 2001, by and among Conseco, Inc., the various financial institutions signatory thereto and Bank of America, N.A.

4.31.14           Third Amendment to Five-Year Credit Agreement, dated as of
                  March 20, 2002, by and among Conseco, Inc., the various financial institutions signatory thereto and Bank of America, N.A.

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

10.1.16 Description of incentive compensation and severance arrangement with Edward M. Berube was filed with the Commission as Exhibit 10.1.16 to the Registrant's Annual
                  Report on Form 10-K for the year ended December 31, 2000 and is incorporated herein by this reference.

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

10.1.34           Employment Agreement by and between David Gubbay and Conseco,
                  Inc., dated as of February 21, 2001, was filed with the Commission as Exhibit 10.1.34 to the Registrant's Report on
                  Form 10-Q for the quarter ended March 31, 2001 and is incorporated herein by this reference.

10.1.35           Restricted Stock Agreement by and between David Gubbay and
                  Conseco, Inc., dated as of March 13, 2001, was filed with the Commission as Exhibit 10.1.35 to the Registrant's Report on
                  Form 10-Q for the quarter ended March 31, 2001 and is incorporated herein by this reference.

10.1.36           Employment Agreement by and between Charles B. Chokel and
                  Conseco, Inc., dated as of March 16, 2001, was filed with the Commission as Exhibit 10.1.36 to the Registrant's Report on
                  Form 10-Q for the quarter ended March 31, 2001 and is incorporated herein by this reference.

10.1.37 Restricted Stock Agreement by and between Charles B. Chokel and Conseco, Inc., dated as of March 16, 2001, was filed with the Commission as Exhibit 10.1.37 to the Registrant's Report on Form 10-Q for the quarter ended March 31, 2001 and is incorporated herein by this reference.

10.1.38           Employment Agreement between William J. Shea and Conseco,
                  Inc., dated as of September 10, 2001, was filed with the Commission as Exhibit 10.1.38 to the Registrant's Report on
                  Form 10-Q for the quarter ended September 30, 2001 and is incorporated herein by this reference.

10.1.39 Restricted Stock Agreement dated as of September 17, 2001 between Conseco, Inc. and William J. Shea was filed with the Commission as Exhibit 10.1.39 to the Registrant's Report on
                  Form 10-Q for the quarter ended September 30, 2001 and is incorporated herein by this reference.

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

10.8.9            Conseco Amended and Restated 1994 Stock and Incentive Plan.

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

10.8.14           Conseco, Inc. Amended and Restated 1997 Non-qualified Stock
                  Option Plan.

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

10.8.25           Conseco, Inc. 2000 Employee Stock Purchase Program Work-Down
                  Plan was filed with the Commission as Exhibit 10.8.25 to the Registrant's Annual Report on Form 10-K for the year ended
                  December 31, 2000 and is incorporated herein by this reference.

10.8.26           Conseco, Inc. 2000 Non-Employee Stock Purchase Program
                  Work-Down Plan was filed with the Commission as Exhibit
                  10.8.26 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2000 and is incorporated herein by this reference.

10.8.27 Guaranty, dated as of November 22, 2000 between Conseco, Inc., as Guarantor, and Bank of America, National Association, as
                  Administrative Agent; Guaranty and Subordination Agreement, dated as of November 22, 2000, made by CIHC, Incorporated, as Guarantor and Subordinated Borrower, and Conseco, Inc., as
                  Obligor and Subordinated Lender, in favor of Bank of America, National Association, as Administrative Agent under the Credit
                  Agreement dated as of November 22, 2000; and Form of Credit
                  Agreement, dated as of November 22, 2000 among the Borrowers, the other financial institutions party thereto and Bank of America, National Association, as Administrative Agent
                  (Relating to Refinancing of certain Loans under that certain
                  Credit Agreement, dated as of August 21, 1998) was filed with the Commission as Exhibit 10.8.27 to the Registrant's Annual
                  Report on Form 10-K for the year ended December 31, 2000 and is incorporated herein by this reference.

10.8.28           Guaranty, dated as of November 22, 2000, between Conseco,
                  Inc.,as Guarantor,and Bank of America, National Association,as
                  Administrative Agent; Guaranty and Subordination Agreement, dated as of November 22, 2000 made by CIHC, Incorporated,as
                  Guarantor and Subordinated Borrower, and Conseco, Inc., as
                  Obligor and Subordinated Lender, in favor of Bank of America, National Association, as Administrative Agent under the Credit
                  Agreement dated as of November 22, 2000; and the Form of Credit Agreement, dated as of November 22, 2000, among the Borrowers, the other financial institutions party thereto and Bank of America, National Association, as Administrative Agent
                  (Relating to the Refinancing of Certain Loans under that certain Amended and Restated Credit Agreement, dated as of August 26, 1997) was filed with the Commission as Exhibit
                  10.8.28 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2000 and is incorporated herein by this reference.

10.8.29           Guaranty, dated as of November 22, 2000, between Conseco,
                  Inc.,as Guarantor, and The Chase Manhattan Bank,as
                  Administrative Agent; Guaranty and Subordination Agreement, dated as of November 22, 2000 made by CIHC, Incorporated, as Guarantor and Subordinated Borrower, and Conseco, Inc., as
                  Obligor and Subordinated Lender, in favor of The Chase
                  Manhattan Bank, as Administrative Agent under the Credit
                  Agreement dated as of November 22, 2000; and the Form of Credit Agreement, dated as of November 22, 2000, among the Borrowers, the other financial institutions party thereto and The Chase Manhattan Bank, as Administrative Agent (Relating to the Refinancing of Certain Loans under that certain Credit
                  Agreement, dated as of September 15, 1999, as terminated and replaced by that certain Termination and Replacement
                  Agreement, dated as of May 30, 2000) was filed with the Commission as Exhibit 10.8.29 to the Registrant's Annual
                  Report on Form 10-K for the year ended December 31, 2000 and is incorporated herein by this reference.

10.8.30 Forms of note payable to Conseco Services, LLC regarding the 2000 Work-Down Plans, Form of Unconditional Guarantee and Form of Indemnification Agreement was filed with the Commission as
                  Exhibit 10.8.30 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2000 and is incorporated herein by this reference.

10.8.31           First Stage Amendment and Agreement re: Non-Refinanced 1998
                  D&O Loans, dated as of March 20, 2002, among Conseco, Inc.,
                  CDOC, Inc., CIHC, Incorporated, Bank of America, N.A. and the various financial institutions parties thereto.

10.8.32 First Stage Amendment and Agreement re: 1997 D&O Loans, dated as of March 20, 2002, among Conseco, Inc., CDOC, Inc., CIHC,
                  Incorporated, Bank of America, N.A. and the various financial institutions parties thereto.

10.8.33           Cash Collateral Pledge Agreement among CDOC, Inc. and JP
                  Morgan Chase Bank, dated as of March 20, 2002.

10.8.34 First Stage Amendment and Agreement Re: 1998 D&O Loans, dated as of March 20, 2002, among Conseco, Inc., CDOC, Inc., CIHC,
                  Incorporated, Bank of America, N.A. and the various financial institutions parties thereto.

10.8.35           Amended and Restated Collateral Agreement made by Conseco,
                  Inc. and CIHC, Incorporated in form of JP Morgan Chase Bank, dated as of March 20, 2002.

10.8.36 First Stage Amendment and Agreement re: 1999 D&O Loans, dated as of March 20, 2002, among Conseco, Inc., CDOC, Inc., CIHC,
                  Incorporated, JPMorgan Chase Bank and the various financial institutions parties thereto.

10.43             Amended and Restated Securities Purchase Agreement dated as of
                  December 15, 1999 between the Registrant and the purchasers named therein was filed with the Commission as Exhibit 10.43 to the Registrant's Report on Form 8-K dated December 15,
                  1999, and is incorporated herein by this reference.

10.45.1 Warrant to Purchase Common Stock of Conseco Finance Corp., dated May 11, 2000, by and between Conseco Finance Corp. and
                  Lehman Brothers Holdings Inc. was filed with the Commission as
                  Exhibit 10.45 to the Registrant's Report on Form 10-Q for the quarter ended June 30, 2000 and is incorporated herein by this reference.

10.45.2           Exchange Agreement by and between Lehman Brothers Holdings
                  Inc. and Conseco, Inc., dated January 30, 2002.

10.46.1 Amended and Restated Agreement dated January 30, 2002, by and among Conseco Finance Corp., Conseco, Inc., CIHC,
                  Incorporated, Green Tree Residual Finance Corp. I, Green Tree
                  Finance Corp. - Five and Lehman Brothers Holdings Inc.

10.46.2           Amended and Restated Master Repurchase Agreement dated as of
                  April 5, 2001 between Merrill Lynch Mortgage Capital Inc. and
                  Green Tree Finance Corp. - Three was filed with the Commission as Exhibit 10(a) to the Conseco Finance Corp. Report on Form
                  10-K for the years ended December 31, 2001 and is incorporated herein by reference.

10.46.3           Second Amended and Restated Master Repurchase Agreement dated
                  January 30, 2002 between Lehman Commercial Paper Inc. and
                  Green Tree Finance Corp.-Five was filed with the Commission as
                  Exhibit 10(b) to the Conseco Finance Corp. Report on Form 10-K for the year ended December 31, 2001 and is incorporated herein by reference.

10.46.4 Asset Assignment Agreement dated as of February 13, 1998 between Green Tree Residual Finance Corp. I and Lehman
                  Commercial Paper, Inc. (incorporated by reference to the Conseco Finance Corp. Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1998; File No. 1-08916);
                  Amendment to the First Residual Facility, dated as of September 22, 2000, by and among Lehman ALI Inc. and Green
                  Tree Residual Finance Corp. I (incorporated by reference to
                  Exhibit 10(c) to Conseco Finance Corp.'s Annual Report on Form
                  10-K for the year ended December 31, 2000); Amendment, dated
                  January 30, 2002, by and between Lehman ALI Inc. and Green
                  Tree Residual Finance Corp. was filed with the Commission as
                  Exhibit 10(c) to the Conseco Finance Corp. Report on Form 10-K for the year ended December 31, 2001 and is incorporated herein by reference.

10.46.5           Insurance Agreement by and between Registrant and Gary C.
                  Wendt 2000 Irrevocable Insurance Trust dated 11/22/00 ("Wendt
                  Trust"), dated December 1, 2000 and Collateral Assignment by
                  Wendt Trust in favor of Registrant dated December 1, 2000 was filed with the Commission as Exhibit 10.47 to the Registrant's
                  Report on Form 10-K for the year ended December 31, 2000 and is incorporated herein by this reference.

10.48 Insurance Agreement by and between Registrant and Wendt Trust, dated January 16, 2001 and Collateral Assignment by Wendt
                  Trust in favor of Registrant dated January 16, 2001 was filed with the Commission as Exhibit 10.48 to the Registrant's
                  Report on Form 10-K for the year ended December 31, 2000 and is incorporated herein by this reference.

10.49 Insurance Agreement by and between Registrant and Wendt Trust, dated January 16, 2001 and Collateral Assignment by Wendt
                  Trust in favor of Registrant dated January 16, 2001 was filed with the Commission as Exhibit 10.49 to the Registrant's
                  Report on Form 10-K for the year ended December 31, 2000 and is incorporated herein by this reference.

10.50 Agreement and Plan of Merger dated as of July 27, 2001 by and among Conseco, Inc., Noida Acquisition Corp. and
                  ExlService.com, Inc. was filed with the Commission as Exhibit
                  10.50 to the Registrant's Report on Form 10-Q for the quarter ended June 30, 2001 and is incorporated herein by this reference.

10.51             Restricted Stock Agreement dated as of July 31, 2001, between
                  Conseco, Inc., Gary Wendt and Rosemarie Wendt was filed with the Commission as Exhibit 10.51 to the Registrant's Report on Form 10-Q for the quarter ended June 30, 2001 and is incorporated herein by this reference.

12.1              Computation of Ratio of Earnings to Fixed Charges, Preferred
                  Dividends and Distributions on Company-Obligated Mandatorily
                  Redeemable Preferred Securities of Subsidiary Trusts.

21                List of Subsidiaries.

23.1 Consent of PricewaterhouseCoopers LLP with respect to the financial statements of Conseco, Inc.

COMPENSATION PLANS AND ARRANGEMENTS.


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

10.1.17 Employment Agreement, amended and restated as of December 15, 1999, between the Registrant and James S. Adams was filed with the Commission as Exhibit 10.1.15 to the Registrant's Report on Form 10-K for the year ended December 31, 1999 and is incorporated herein by this reference.

10.1.18 Description of incentive compensation and severance arrangement with Edward M. Berube was filed with the Commission as Exhibit 10.1.16 to the Registrant's Annual
                  Report on Form 10-K for the year ended December 31, 2000 and is incorporated herein by this reference.

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

10.1.40           Employment Agreement by and between David Gubbay and Conseco,
                  Inc., dated as of February 21, 2001, was filed with the Commission as Exhibit 10.1.34 to the Registrant's Report on
                  Form 10-Q for the quarter ended March 31, 2001 and is incorporated herein by this reference.

10.1.41           Restricted Stock Agreement by and between David Gubbay and
                  Conseco, Inc., dated as of March 13, 2001, was filed with the Commission as Exhibit 10.1.35 to the Registrant's Report on
                  Form 10-Q for the quarter ended March 31, 2001 and is incorporated herein by this reference.

10.1.42           Employment Agreement by and between Charles B. Chokel and
                  Conseco, Inc., dated as of March 16, 2001, was filed with the Commission as Exhibit 10.1.36 to the Registrant's Report on
                  Form 10-Q for the quarter ended March 31, 2001 and is incorporated herein by this reference.

10.1.43 Restricted Stock Agreement by and between Charles B. Chokel and Conseco, Inc., dated as of March 16, 2001, was filed with the Commission as Exhibit 10.1.37 to the Registrant's Report on Form 10-Q for the quarter ended March 31, 2001 and is incorporated herein by this reference.

10.1.44           Employment Agreement between William J. Shea and Conseco,
                  Inc., dated as of September 10, 2001, was filed with the Commission as Exhibit 10.1.38 to the Registrant's Report on
                  Form 10-Q for the quarter ended September 30, 2001 and is incorporated herein by this reference.

10.1.45 Restricted Stock Agreement dated as of September 17, 2001 between Conseco, Inc. and William J. Shea was filed with the Commission as Exhibit 10.1.39 to the Registrant's Report on
                  Form 10-Q for the quarter ended September 30, 2001 and is incorporated herein by this reference.

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

10.8.9            Conseco Amended and Restated 1994 Stock and Incentive Plan.

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

10.8.14           Conseco, Inc. Amended and Restated 1997 Non-qualified Stock
                  Option Plan.

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

10.8.25           Conseco, Inc. 2000 Employee Stock Purchase Program Work-Down
                  Plan was filed with the Commission as Exhibit 10.8.25 to the Registrant's Annual Report on Form 10-K for the year ended
                  December 31, 2000 and is incorporated herein by this reference.

10.8.26           Conseco, Inc. 2000 Non-Employee Stock Purchase Program
                  Work-Down Plan was filed with the Commission as Exhibit
                  10.8.26 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2000 and is incorporated herein by this reference.

10.8.27 Guaranty, dated as of November 22, 2000 between Conseco, Inc., as Guarantor, and Bank of America, National Association, as
                  Administrative Agent; Guaranty and Subordination Agreement, dated as of November 22, 2000, made by CIHC, Incorporated, as Guarantor and Subordinated Borrower, and Conseco, Inc., as
                  Obligor and Subordinated Lender, in favor of Bank of America, National Association, as Administrative Agent under the Credit
                  Agreement dated as of November 22, 2000; and Form of Credit
                  Agreement, dated as of November 22, 2000 among the Borrowers, the other financial institutions party thereto and Bank of America, National Association, as Administrative Agent
                  (Relating to Refinancing of certain Loans under that certain
                  Credit Agreement, dated as of August 21, 1998) was filed with the Commission as Exhibit 10.8.27 to the Registrant's Annual
                  Report on Form 10-K for the year ended December 31, 2000 and is incorporated herein by this reference.

10.8.28           Guaranty, dated as of November 22, 2000, between Conseco,
                  Inc.,as Guarantor,and Bank of America, National Association,as
                  Administrative Agent; Guaranty and Subordination Agreement, dated as of November 22, 2000 made by CIHC, Incorporated,as
                  Guarantor and Subordinated Borrower, and Conseco, Inc., as
                  Obligor and Subordinated Lender, in favor of Bank of America, National Association, as Administrative Agent under the Credit
                  Agreement dated as of November 22, 2000; and the Form of Credit Agreement, dated as of November 22, 2000, among the Borrowers, the other financial institutions party thereto and Bank of America, National Association, as Administrative Agent
                  (Relating to the Refinancing of Certain Loans under that certain Amended and Restated Credit Agreement, dated as of August 26, 1997) was filed with the Commission as Exhibit
                  10.8.28 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2000 and is incorporated herein by this reference.

10.8.29           Guaranty, dated as of November 22, 2000, between Conseco,
                  Inc.,as Guarantor, and The Chase Manhattan Bank,as
                  Administrative Agent; Guaranty and Subordination Agreement, dated as of November 22, 2000 made by CIHC, Incorporated, as Guarantor and Subordinated Borrower, and Conseco, Inc., as
                  Obligor and Subordinated Lender, in favor of The Chase
                  Manhattan Bank, as Administrative Agent under the Credit
                  Agreement dated as of November 22, 2000; and the Form of Credit Agreement, dated as of November 22, 2000, among the Borrowers, the other financial institutions party thereto and The Chase Manhattan Bank, as Administrative Agent (Relating to the Refinancing of Certain Loans under that certain Credit
                  Agreement, dated as of September 15, 1999, as terminated and replaced by that certain Termination and Replacement
                  Agreement, dated as of May 30, 2000) was filed with the Commission as Exhibit 10.8.29 to the Registrant's Annual
                  Report on Form 10-K for the year ended December 31, 2000 and is incorporated herein by this reference.

10.8.30 Forms of note payable to Conseco Services, LLC regarding the 2000 Work-Down Plans, Form of Unconditional Guarantee and Form of Indemnification Agreement was filed with the Commission as
                  Exhibit 10.8.30 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2000 and is incorporated herein by this reference.

10.8.31           First Stage Amendment and Agreement re: Non-Refinanced 1998
                  D&O Loans, dated as of March 20, 2002, among Conseco, Inc.,
                  CDOC, Inc., CIHC, Incorporated, Bank of America, N.A. and the various financial institutions parties thereto.

10.8.32 First Stage Amendment and Agreement re: 1997 D&O Loans, dated as of March 20, 2002, among Conseco, Inc., CDOC, Inc., CIHC,
                  Incorporated, Bank of America, N.A. and the various financial institutions parties thereto.

10.8.33           Cash Collateral Pledge Agreement among CDOC, Inc. and JP
                  Morgan Chase Bank, dated as of March 20, 2002.

10.8.34 First Stage Amendment and Agreement Re: 1998 D&O Loans, dated as of March 20, 2002, among Conseco, Inc., CDOC, Inc., CIHC,
                  Incorporated, Bank of America, N.A. and the various financial institutions parties thereto.

10.8.35           Amended and Restated Collateral Agreement made by Conseco,
                  Inc. and CIHC, Incorporated in form of JP Morgan Chase Bank, dated as of March 20, 2002.

10.8.36 First Stage Amendment and Agreement re: 1999 D&O Loans, dated as of March 20, 2002, among Conseco, Inc., CDOC, Inc., CIHC,
                  Incorporated, JPMorgan Chase Bank and the various financial institutions parties thereto.

10.48 Insurance Agreement by and between Registrant and Wendt Trust, dated January 16, 2001 and Collateral Assignment by Wendt
                  Trust in favor of Registrant dated January 16, 2001 was filed with the Commission as Exhibit 10.48 to the Registrant's
                  Report on Form 10-K for the year ended December 31, 2000 and is incorporated herein by this reference.

10.49 Insurance Agreement by and between Registrant and Wendt Trust, dated January 16, 2001 and Collateral Assignment by Wendt
                  Trust in favor of Registrant dated January 16, 2001 was filed with the Commission as Exhibit 10.49 to the Registrant's
                  Report on Form 10-K for the year ended December 31, 2000 and is incorporated herein by this reference.

