Form 10-Q
period 2002-03-31
CONSECO INC
filed 2002-05-15
CIK 719241

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

                  For the quarterly period ended March 31, 2002

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


    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [ X ] No [ ]



        Shares of common stock outstanding as of May 9, 2002: 346,002,774

================================================================================

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                         CONSECO, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                              (Dollars in millions)

                                     ASSETS


                                                                                                  March 31,     December 31,
                                                                                                    2002            2001
                                                                                                    ----            ----
                                                                                                 (unaudited)
Investments:
   Actively managed fixed maturities at fair value (amortized cost: 2002 - $23,365.5;
     2001 - $23,127.8)........................................................................    $22,389.5      $22,347.0
   Interest-only securities at fair value (amortized cost: 2002 - $136.3; 2001 - $131.3)......        161.4          141.7
   Equity securities at fair value (cost: 2002 - $242.7; 2001 - $257.3).......................        214.0          227.0
   Mortgage loans.............................................................................      1,288.3        1,228.0
   Policy loans...............................................................................        558.1          635.8
   Venture capital investment in AT&T Wireless Services, Inc. (cost: 2002 and 2001
     - $39.0).................................................................................        100.8          155.3
   Other invested assets .....................................................................        287.6          292.4
                                                                                                  ---------      ---------

       Total investments......................................................................     24,999.7       25,027.2

Cash and cash equivalents:
   Held by the parent company.................................................................         76.2          152.2
   Held by the parent company in segregated accounts..........................................         58.4           54.7
   Held by subsidiaries.......................................................................      1,679.7        2,853.9
Accrued investment income.....................................................................        713.9          688.6
Finance receivables...........................................................................      3,495.5        3,810.7
Finance receivables - securitized.............................................................     14,557.1       14,198.5
Cost of policies purchased....................................................................      1,554.7        1,657.8
Cost of policies produced.....................................................................      2,576.2        2,570.2
Reinsurance receivables.......................................................................      1,517.9          663.0
Income tax assets.............................................................................        788.9          678.1
Goodwill......................................................................................      3,695.4        3,695.4
Assets held in separate accounts and investment trust ........................................      2,396.1        2,376.3
Cash held in segregated accounts for investors................................................        505.5          550.2
Cash held in segregated accounts related to servicing agreements and securitization
   transactions...............................................................................      1,111.2          994.6
Other assets..................................................................................      1,764.4        1,420.9
                                                                                                  ---------      ---------

       Total assets...........................................................................    $61,490.8      $61,392.3
                                                                                                  =========      =========



                            (continued on next page)





                   The accompanying notes are an integral part
                    of the consolidated financial statements.

                         CONSECO, INC. AND SUBSIDIARIES

                              (Dollars in millions)

                      LIABILITIES AND SHAREHOLDERS' EQUITY


                                                                                                  March 31,     December 31,
                                                                                                    2002            2001
                                                                                                    ----            ----
                                                                                                 (unaudited)

Liabilities:
   Liabilities for insurance and asset accumulation products:
     Interest-sensitive products..............................................................    $15,619.6      $15,787.7
     Traditional products.....................................................................      8,200.2        8,172.8
     Claims payable and other policyholder funds..............................................        990.2        1,005.5
     Liabilities related to separate accounts and investment trust............................      2,396.1        2,376.3
     Liabilities related to certificates of deposit...........................................      1,859.4        1,790.3
   Investor payables..........................................................................        505.5          550.2
   Other liabilities..........................................................................      2,678.4        1,699.3
   Investment borrowings......................................................................      1,368.6        2,242.7
   Notes payable:
     Direct corporate obligations.............................................................      4,092.8        4,087.6
     Direct finance obligations:
       Master repurchase agreements...........................................................      1,467.3        1,670.8
       Credit facility collateralized by retained interests in securitizations................        529.1          507.3
       Other borrowings.......................................................................        206.4          349.8
     Related to securitized finance receivables structured as collateralized borrowings.......     15,048.7       14,484.5
                                                                                                  ---------      ---------

         Total liabilities....................................................................     54,962.3       54,724.8
                                                                                                  ---------      ---------

Minority interest:
   Company-obligated mandatorily redeemable preferred securities of subsidiary trusts.........      1,916.2        1,914.5

Shareholders' equity:
   Preferred stock............................................................................        500.6          499.6
   Common stock and additional paid-in capital (no par value, 1,000,000,000 shares authorized, shares issued and outstanding: 2002 - 346,002,814;
     2001 - 344,743,196)......................................................................      3,496.2        3,484.3
   Accumulated other comprehensive loss.......................................................       (495.7)        (439.0)
   Retained earnings..........................................................................      1,111.2        1,208.1
                                                                                                  ---------      ---------

         Total shareholders' equity...........................................................      4,612.3        4,753.0
                                                                                                  ---------      ---------

         Total liabilities and shareholders' equity...........................................    $61.490.8      $61,392.3
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

                         CONSECO, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF OPERATIONS
                  (Dollars in millions, except per share data)
                                   (unaudited)

                                                                                            Three months ended
                                                                                                  March 31,
                                                                                            ------------------
                                                                                             2002         2001
                                                                                             ----         ----

Revenues:
   Insurance policy income...........................................................      $ 957.2     $1,029.2
   Net investment income:
     Insurance and fee-based segment general account assets..........................        417.1        448.6
     Finance segment assets..........................................................        560.3        561.4
     Equity-indexed and separate account products....................................        (68.6)       (76.0)
     Venture capital loss related to investment in
       AT&T Wireless Services, Inc...................................................        (54.5)       (47.1)
     Other...........................................................................          2.4         10.9
   Gain on sale of finance receivables...............................................          7.2          8.9
   Gain on sale of interest in riverboat.............................................          -          192.4
   Net realized investment losses ...................................................        (52.2)      (113.3)
   Impairment charge related to retained interests in securitization transactions....          -           (7.9)
   Fee revenue and other income......................................................         90.4        115.9
                                                                                           -------     --------

       Total revenues................................................................      1,859.3      2,123.0
                                                                                           -------     --------

Benefits and expenses:
   Insurance policy benefits.........................................................        795.2        875.0
   Provision for losses..............................................................        198.4        115.7
   Interest expense..................................................................        368.7        419.0
   Amortization......................................................................        196.2        152.5
   Other operating costs and expenses................................................        333.4        346.9
   Special charges...................................................................         69.5         39.6
                                                                                           -------     --------

       Total benefits and expenses...................................................      1,961.4      1,948.7
                                                                                           -------     --------

       Income (loss) before income taxes, minority interest and extraordinary gain...       (102.1)       174.3

Income tax expense (benefit)..........................................................       (31.4)        58.3
                                                                                           -------     --------

       Income (loss) before minority interest and extraordinary gain..................       (70.7)       116.0

Minority interest:
   Distributions on Company-obligated mandatorily redeemable preferred securities
      of subsidiary trusts, net of income taxes.......................................        29.2         32.2
                                                                                           -------     --------

       Income (loss) before extraordinary gain........................................       (99.9)        83.8

Extraordinary gain on extinguishment of debt, net of income taxes.....................         4.0           .3
                                                                                           -------     --------

       Net income (loss)..............................................................       (95.9)        84.1

Preferred stock dividends.............................................................         1.0          3.9
                                                                                           -------     --------

       Net income (loss) applicable to common stock...................................     $ (96.9)    $   80.2
                                                                                           =======     ========

                                   (continued)














                   The accompanying notes are an integral part
                    of the consolidated financial statements.

                         CONSECO, INC. AND SUBSIDIARIES

                  (Dollars in millions, except per share data)
                                   (unaudited)

                                                                                               Three months ended
                                                                                                    March 31,
                                                                                               ------------------
                                                                                               2002          2001
                                                                                               ----          ----
Income (loss) per common share:
   Basic:
     Weighted average shares outstanding..............................................  345,208,900      331,136,000
                                                                                        ===========      ===========
     Income (loss) before extraordinary gain..........................................        $(.29)            $.24
     Extraordinary gain on extinguishment of debt.....................................          .01              -
                                                                                              -----             ----

         Net income (loss)............................................................        $(.28)            $.24
                                                                                              =====             ====

   Diluted:
     Weighted average shares outstanding..............................................  345,208,900      372,732,700
                                                                                        ===========      ===========
     Income (loss) before extraordinary gain..........................................        $(.29)            $.23
     Extraordinary gain on extinguishment of debt.....................................          .01              -
                                                                                              -----             ----

         Net income (loss)............................................................        $(.28)            $.23
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

                         CONSECO, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                              (Dollars in millions)
                                   (unaudited)

                                                                               Common stock     Accumulated other
                                                                   Preferred  and additional      comprehensive      Retained
                                                          Total      stock    paid-in capital         loss           earnings
                                                          -----      -----    ---------------         ----           --------
Balance, January 1, 2002.............................  $4,753.0     $499.6      $3,484.3           $(439.0)          $1,208.1

   Comprehensive loss, net of tax:
     Net loss........................................     (95.9)        -             -                 -               (95.9)
     Change in unrealized depreciation of
       investments (net of applicable income tax
       benefit of $31.9).............................     (56.7)        -             -              (56.7)                -
                                                       --------


         Total comprehensive loss....................    (152.6)

   Issuance of shares for stock options and for
     employee benefit plans..........................      11.9         -           11.9                -                  -
   Payment-in-kind dividends on convertible
     preferred stock.................................       1.0        1.0            -                 -                  -
   Dividends on preferred stock......................      (1.0)        -             -                 -                (1.0)
                                                       --------     ------      --------           -------           --------

Balance, March 31, 2002..............................  $4,612.3     $500.6      $3,496.2           $(495.7)          $1,111.2
                                                       ========     ======      ========           =======           ========

Balance, January 1, 2001.............................  $4,374.4     $486.8      $2,911.8           $(651.0)          $1,626.8

   Comprehensive income, net of tax:
     Net income......................................      84.1         -             -                 -                84.1
     Change in unrealized depreciation of
       investments (net of applicable income tax
       benefit of $146.8)............................     254.1         -             -              254.1                 -
                                                       --------

         Total comprehensive income..................     338.2

   Issuance of shares pursuant to stock purchase
     contracts related to FELINE PRIDES..............     496.6         -          496.6                -                  -
   Issuance of shares for stock options and for
     employee benefit plans..........................       6.8         -            6.8                -                  -
   Payment-in-kind dividends on convertible
     preferred stock.................................       3.9        3.9            -                 -                  -
   Dividends on preferred stock......................      (3.9)        -             -                 -                (3.9)
                                                       --------     ------      --------           -------           --------

Balance, March 31, 2001..............................  $5,216.0     $490.7      $3,415.2           $(396.9)          $1,707.0
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

                         CONSECO, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                              (Dollars in millions)
                                   (unaudited)

                                                                                                         Three months ended
                                                                                                              March 31,
                                                                                                         ------------------
                                                                                                         2002          2001
                                                                                                         ----          ----
Cash flows from operating activities:
   Insurance policy income.......................................................................     $  818.3        $  896.6
   Net investment income.........................................................................        946.8           980.0
   Fee revenue and other income..................................................................         85.3           113.6
   Insurance policy benefits.....................................................................       (666.1)         (714.8)
   Interest expense..............................................................................       (360.6)         (390.9)
   Policy acquisition costs......................................................................       (145.0)         (176.9)
   Special charges...............................................................................        (14.0)            -
   Other operating costs.........................................................................       (367.7)         (386.9)
   Taxes.........................................................................................        (34.0)          (26.8)
                                                                                                      --------        --------

     Net cash provided by operating activities...................................................        263.0           293.9
                                                                                                      --------        --------

Cash flows from investing activities:
   Sales of investments..........................................................................      6,345.9         4,377.4
   Maturities and redemptions of investments.....................................................        502.6           224.3
   Purchases of investments......................................................................     (7,216.4)       (4,265.5)
   Cash received from the sale of finance receivables, net of expenses...........................        346.2           626.2
   Principal payments received on finance receivables............................................      2,189.7         1,884.2
   Finance receivables originated................................................................     (2,289.3)       (3,007.5)
   Other.........................................................................................        (38.0)          (84.0)
                                                                                                      --------        --------

     Net cash used by investing activities ......................................................       (159.3)         (244.9)
                                                                                                      --------        --------

Cash flows from financing activities:
   Amounts received for deposit products.........................................................      1,162.7           911.6
   Withdrawals from deposit products.............................................................     (1,259.4)       (1,219.7)
   Issuance of notes payable and commercial paper................................................      1,839.1         2,183.2
   Payments on notes payable and commercial paper................................................     (2,093.6)       (2,347.5)
   Change in cash held in restricted accounts for settlement of borrowings.......................       (124.9)          232.9
   Investment borrowings.........................................................................       (874.1)          270.0
   Issuance of common and convertible preferred shares...........................................           -              0.7
   Dividends on preferred shares and distributions on Company-obligated
     mandatorily redeemable preferred securities of subsidiary trusts............................           -             (8.8)
                                                                                                      --------        --------

       Net cash provided (used) by financing activities..........................................     (1,350.2)           22.4
                                                                                                      --------        --------

       Net increase (decrease) in cash and cash equivalents......................................     (1,246.5)           71.4

Cash and cash equivalents, beginning of period...................................................      3,060.8         1,663.6
                                                                                                      --------        --------

Cash and cash equivalents, end of period.........................................................     $1,814.3        $1,735.0
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

                         CONSECO, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              --------------------

     The following notes should be read together with the notes to the consolidated financial statements included in the 2001 Form 10-K of Conseco, Inc. ("we", "Conseco" or the "Company").

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

     During 2001, we began the process of non-renewing our major medical lines of business. These lines of business are referred to herein as the "discontinued major medical business."

     BASIS OF PRESENTATION

     Our unaudited consolidated financial statements reflect normal recurring adjustments that are necessary to present fairly Conseco's financial position and results of operations on a basis consistent with that of our prior audited consolidated financial statements. As permitted by rules and regulations of the Securities and Exchange Commission applicable to quarterly reports on Form 10-Q, we have condensed or omitted certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles ("GAAP"). We have also reclassified certain amounts from the prior periods to conform to the 2002 presentation. These reclassifications have no effect on net income or shareholders' equity. Results for interim periods are not necessarily indicative of the results that may be expected for a full year.

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

     ACCOUNTING FOR INVESTMENTS

     We classify our fixed maturity securities into three categories: (i) "actively managed" (which we carry at estimated fair value); (ii) "trading" (which we carry at estimated fair value); and (iii) "held to maturity" (which we carry at amortized cost). We had no fixed maturity securities in the "trading" or "held to maturity" categories at March 31, 2002.

                         CONSECO, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              --------------------

     Accumulated other comprehensive loss is primarily comprised of unrealized losses on actively managed fixed maturity investments. Such amounts, included in shareholders' equity as of March 31, 2002, and December 31, 2001, were as follows:

                                                                                         March 31,      December 31,
                                                                                           2002             2001
                                                                                           ----             ----
                                                                                           (Dollars in millions)
Unrealized losses on investments......................................................   $(977.2)          $(816.0)
Adjustments to cost of policies purchased and cost of policies produced...............     206.5             133.9
Deferred income tax benefit...........................................................     281.5             249.6
Other.................................................................................      (6.5)             (6.5)
                                                                                         -------           -------

     Accumulated other comprehensive loss.............................................   $(495.7)          $(439.0)
                                                                                         =======           =======

     VENTURE CAPITAL INVESTMENT IN AT&T WIRELESS SERVICES, INC.

     At December 31, 2001, our venture capital investments (which are held by our subsidiary which engages in venture capital investment activity) consisted of 12.6 million shares of TeleCorp PCS, Inc. ("TeleCorp") a company in the wireless communication business. In the first quarter of 2002, AT&T Wireless Services, Inc. ("AWE") acquired TeleCorp. Pursuant to the merger agreement, our shares of TeleCorp were converted into 11.4 million shares of AWE. Upon the completion of the merger, there are no restrictions on our ability to sell our interest in AWE. We expect to sell (or monetize through borrowing and forward sale transactions) our remaining interest in AWE during 2002, in conjunction with our plans to meet our debt obligations. Our investment in AWE is carried at estimated fair value, with changes in fair value recognized as investment income
(loss).

     At March 31, 2002, our holdings of AWE common stock included: 10.3 million shares valued at $88.5 million (which shares have not been monetized at March 31, 2002); and 1.1 million shares valued at $8.9 million which are held as collateral for a $12.3 million investment borrowing transaction and are subject to a forward sale contract pursuant to which the Company has agreed to sell between .6 million and 1.1 million shares of AWE common stock for $15.5 million on November 15, 2006. The number of shares purchased will be based on the $15.5 million purchase price and the price of AWE common stock at the purchase date. However, such price will be no lower than $14.9862 per share and no higher than $24.3527 per share pursuant to the terms of the forward sale contract. During the period April 1, 2002 through May 13, 2002, we sold 5.7 million shares of AWE common stock for $49.9 million. At May 13, 2002, we hold 4.6 million shares of AWE common stock which have not been monetized.

     The forward contract is a derivative that is required to be marked-to-market each period. Since the hedged asset (i.e., a portion of the shares of AWE we own) is required to be carried at market value, the hedge rules of SFAS 133 (as defined under the caption "Accounting for Derivatives") are not applicable. However, since the value of the derivative will fluctuate in relation to the change in value of the related AWE common stock, we expect the forward contract to act as a hedge and reduce earnings volatility associated with the AWE common stock. At March 31, 2002, the value of the derivative was not significant. The market values of AWE and many other companies in AWE's business sector have been subject to volatility in recent periods. We recognized venture capital investment losses of $54.5 million and $47.1 million in the first quarters of 2002 and 2001, respectively, related to this investment.

     FINANCE RECEIVABLES AND RETAINED INTERESTS IN SECURITIZATION TRUSTS

     During the first three months of 2002, we completed three securitization transactions, securitizing $1.0 billion of finance receivables. These securitizations were structured in a manner that requires them to be accounted for as secured borrowings, whereby the loans and securitization debt remain on our balance sheet, rather than as sales, pursuant to Financial Accounting Standards Board Statement No. 140, "Accounting for the Transfer and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS 140"). Such accounting method is referred to as the "portfolio method".

                         CONSECO, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              --------------------

     We classify the finance receivables transferred to the securitization trusts and held as collateral for the notes issued to investors as "finance receivables-securitized." The average interest rate earned on these receivables at March 31, 2002, was approximately 12.5 percent. We classify the notes issued to investors in the securitization trusts as "notes payable related to securitized finance receivables structured as collateralized borrowings."

     We also completed various loan sale transactions. During the first three months of 2002, we sold $.2 billion of finance receivables which generated net gains of $7.2 million. We also recognized a loss of $39.3 million related to the sale of $.2 billion of certain finance receivables sold as part of our cash raising initiatives in order to meet our debt obligations. See "Special Charges" elsewhere in the notes to the consolidated financial statements. In the first quarter of 2001, we sold $1.4 billion of receivables including: (i) our $802.3 million vendor services loan portfolio (which was marked-to-market in the fourth quarter of 2000 and no additional gain or loss was recognized in the first quarter of 2001); (ii) $568.4 million of high-loan-to-value mortgage loans; and
(iii) $46.8 million of other loans. These sales resulted in net gains of $8.9 million in the first quarter of 2001. The Company entered into a servicing agreement on the high-loan-to-value mortgage loans sold. Pursuant to the servicing agreement, the servicing fees payable to the Company are senior to all other payments of the trust which purchased the loans. The Company also holds a residual interest in certain other cash flows of the trust. The Company did not provide any guarantees with respect to the performance of the loans sold.

     The following table summarizes our finance receivables - securitized by business line (there were no such finance receivables related to discontinued lines):

                                                                                         March 31,      December 31,
                                                                                           2002             2001
                                                                                           ----             ----
                                                                                           (Dollars in millions)
Continuing lines:
   Manufactured housing............................................................... $ 6,701.2         $ 6,940.4
   Mortgage services..................................................................   6,055.2           5,658.2
   Retail credit......................................................................     851.8             878.9
   Consumer finance - closed-end......................................................     533.2             580.8
   Floorplan..........................................................................     737.8             436.9
                                                                                       ---------         ---------

                                                                                        14,879.2          14,495.2
   Less allowance for credit losses...................................................     322.1             296.7
                                                                                       ---------         ---------

     Total finance receivables - securitized.......................................... $14,557.1         $14,198.5
                                                                                       =========         =========

                         CONSECO, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              --------------------

     The following table summarizes our other finance receivables by business line and categorized as either: (i) a part of our continuing lines; or (ii) a part of our discontinued lines:

                                                                                         March 31,      December 31,
                                                                                           2002             2001
                                                                                           ----             ----
                                                                                           (Dollars in millions)
Continuing lines:
   Manufactured housing...............................................................  $  974.5          $  609.3
   Mortgage services..................................................................     624.7           1,128.9
   Retail credit......................................................................   1,728.4           1,811.1
   Consumer finance - closed-end......................................................       4.9               6.3
                                                                                        --------          --------

                                                                                         3,332.5           3,555.6
   Less allowance for credit losses...................................................     108.4             111.6
                                                                                        --------          --------

     Net other finance receivables for continuing lines...............................   3,224.1           3,444.0
                                                                                        --------          --------

Discontinued lines....................................................................     280.8             379.7
   Less allowance for credit losses...................................................       9.4              13.0
                                                                                        --------          --------

     Net other finance receivables for discontinued lines.............................     271.4             366.7
                                                                                        --------          --------

     Total other finance receivables..................................................  $3,495.5          $3,810.7
                                                                                        ========          ========


     The changes in the allowance for credit losses included in finance receivables (both securitized and other portfolios) were as follows:

                                                                                                       Three months ended
                                                                                                            March 31,
                                                                                                       ------------------
                                                                                                       2002          2001
                                                                                                       ----          ----
                                                                                                     (Dollars in millions)

Allowance for credit losses, beginning of period...................................................   $421.3        $306.8

Additions to the allowance:
   Provision for losses............................................................................    158.4         115.7
   Change in allowance due to purchases and sales of certain
     finance receivables...........................................................................      2.3          (8.4)
Credit losses......................................................................................   (142.1)       (102.0)
                                                                                                      ------        ------

Allowance for credit losses, end of period.........................................................   $439.9        $312.1
                                                                                                      ======        ======



     The securitizations structured prior to September 8, 1999, met the applicable criteria to be accounted for as sales. At the time the loans were securitized and sold, we recognized a gain and recorded our retained interest represented by the interest-only security. The interest-only security represents the right to receive, over the life of the pool of receivables: (i) the excess of the principal and interest received on the receivables transferred to the special purpose entity over the principal and interest paid to the holders of other interests in the securitization; and (ii) contractual servicing fees. In some of those securitizations, we also retained certain lower-rated securities that are senior in payment priority to the interest-only securities. Such retained securities (classified as actively managed fixed maturity securities) had a par value, fair value and amortized cost of $745.4 million, $523.6 million and $698.0 million, respectively, at March 31, 2002.

     The interest-only securities on our balance sheet represent an allocated portion of the cost basis of the finance receivables in the securitization transactions accounted for as sales related to transactions structured prior to September 8, 1999. Our interest-

                         CONSECO, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              --------------------

only securities and other retained interests in those securitization transactions are subordinate to the interests of other investors. Their values are subject to credit, prepayment, and interest rate risk on the securitized finance receivables. We determine the appropriate discount rate to value these securities based on our estimates of current market rates of interest for securities with similar yield, credit quality and maturity characteristics. We include the difference between estimated fair value and the amortized cost of the interest-only securities (after adjustments for impairments required to be recognized in earnings) in "accumulated other comprehensive loss, net of taxes." We used the following assumptions to adjust the amortized cost to estimated fair value at March 31, 2002 and December 31, 2001. If actual performance differs from these assumptions, we may be required to recognize additional impairment charges related to the value of our interest-only securities and servicing rights.

                                                                                                               Interests Interests
                                                    Manufactured     Home equity/       Consumer/               held by   held by
March 31, 2002                                         housing     home improvement     equipment     Total     others    Conseco
--------------                                         -------     ----------------     ---------     -----     ------    -------
                                                                                (Dollars in millions)
Interest-only securities at fair value............   $    65.7       $  143.5          $    7.6     $   216.8   $(55.4)    $161.4
Cumulative principal balance of sold finance
   receivables at March 31, 2002..................    17,080.8        4,502.9           1,088.8      22,672.5
Weighted average stated customer interest rate
   on sold finance receivables....................         9.8%          11.9%             10.6%
Assumptions to determine estimated fair value
   of interest-only securities at March 31, 2002:
     Expected prepayment speed as a percentage
       of principal balance of sold finance
       receivables (a)............................         7.1%          16.9%             18.6%
     Expected nondiscounted credit losses as a
       percentage of principal balance of
       related finance receivables (a)............        11.6%           7.4%              6.0%
     Weighted average discount rate ..............        16.0%          16.0%             16.0%

                                                                                                               Interests Interests
                                                  Manufactured       Home equity/       Consumer/               held by   held by
December 31, 2001                                    housing       home improvement     equipment     Total     others    Conseco
-----------------                                    -------       ----------------     ---------     -----     ------    -------
                                                                                   (Dollars in millions)
Interest-only securities at fair value............   $    32.3       $  155.8          $    8.8     $   196.9   $(55.2)    $141.7
Cumulative principal balance of sold finance
   receivables at December 31, 2001...............    17,732.2        4,947.4           1,210.1      23,889.7
Weighted average stated customer interest rate on
   sold finance receivables.......................         9.8%          12.0%             10.6%
Assumptions to determine estimated fair value of
   interest-only securities at December 31, 2001:
     Expected prepayment speed as a percentage
       of principal balance of sold finance
       receivables (a)............................         7.1%          17.4%             18.8%
     Expected nondiscounted credit losses as a
       percentage of principal balance of related
       finance receivables (a)....................        11.7%           7.4%              6.1%
     Weighted average discount rate...............        16.0%          16.0%             16.0%

----------------

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

     We recognized an impairment charge (net of adjustments to the valuation allowance associated with our servicing rights) of $7.9 million in the first three months of 2001 for the interest-only securities that were not performing as well as expected based on our previous valuation estimates. No such impairment charge was recognized in the first three months of 2002.

     The following table summarizes certain cash flows received from and paid to the securitization trusts during the three months ended March 31, 2002 and 2001 (dollars in millions):

                                                                                                         Three months
                                                                                                        ended March 31,
                                                                                                        ---------------
                                                                                                        2002       2001
                                                                                                        ----       ----
Servicing fees received........................................................................      $ 11.8       $ 24.5
Cash flows from interest-only securities, net..................................................          .8          6.1
Cash flows from retained bonds.................................................................        24.6         17.5
Servicing advances paid........................................................................       (86.3)      (204.5)
Repayment of servicing advances................................................................        83.1        194.9

     We have projected that the adverse default experience in 2001 will continue into the second quarter of 2002 and then improve over time. As a result of these assumptions, we project that payments related to guarantees issued in conjunction with the sales of certain finance receivables will exceed the gross cash flows from the interest-only securities by approximately $90 million in 2002 and $60 million in 2003. We project the gross cash flows from the interest-only securities to exceed the payments related to guarantees issued in conjunction with the sales of certain finance receivables by approximately $5 million in 2004 and $15 million in 2005 and by approximately $580 million in all years thereafter. These projected payments are considered in the projected cash flows we use to value our interest-only securities.

     Effective September 30, 2001, we transferred substantially all of our interest-only securities into a trust. No gain or loss was recognized upon such transfer. In return, we received a trust security representing an interest in the trust equal to 85 percent of the estimated future cash flows of the interest-only securities held in the trust. Lehman Brothers, Inc. and affiliates (collectively "Lehman") purchased the remaining 15 percent interest. The value of the interest purchased was $55.4 million at March 31, 2002. The Company continues to be the servicer of the finance receivables underlying the interest-only securities transferred to the trust. Lehman has the ability to accelerate the principal payments related to their interest after a stated period. Until such time, Lehman is required to maintain a 15 percent interest in the estimated future cash flows of the trust. By aggregating the interest-only securities into one structure, the impairment test for these securities will be conducted on a single set of cash flows representing the Company's 85 percent interest in the trust. Accordingly, adverse changes in cash flows from one interest-only security may be offset by positive changes in another. The new structure will not avoid an impairment charge if sufficient positive cash flows in the aggregate are not available. Further, increases in cash flows above the adverse cash flows cannot be recognized in earnings.

                         CONSECO, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              --------------------

     The following table summarizes quantitative information about delinquencies, net credit losses, and components of managed finance receivables:


                                                                                                           Net credit
                                                                                                             losses
                                                                           Principal balance             ---------------
                                                                            60 days or more               Three months
                                             Principal balance                 past due                       ended
                                         ---------------------------  -----------------------------         March 31,
                                         March 31,     December 31,     March 31,      December 31,      ---------------
Type of finance receivables                 2002          2001           2002             2001           2002       2001
---------------------------                 ----          ----           ----             ----           ----       ----
                                                                         (Dollars in millions)
Manufactured housing...................   $25,082.9    $25,575.1         $567.3         $610.5         $147.6      $135.3
Home equity/home improvement...........    11,418.6     11,851.4          128.6          139.9           62.3        59.4
Consumer...............................     3,965.1      4,198.8           98.4          112.6           64.1        51.1
Commercial.............................     1,065.6      1,377.0            7.9           16.2           10.8         9.6
                                          ---------    ---------         ------         ------         ------      ------

Total managed receivables..............    41,532.2     43,002.3          802.2          879.2          284.8       255.4

Less finance receivables securitized...    22,801.9     24,297.3          398.0          464.9          142.7       153.4
                                          ---------    ---------         ------         ------         ------      ------

Finance receivables held on balance
     sheet before allowance for credit
     losses and deferred points and
     other, net........................    18,730.3     18,705.0         $404.2         $414.3         $142.1      $102.0
                                                                         ======         ======         ======      ======

Less allowance for credit losses.......       439.9        421.3

Less deferred points and other, net....       237.8        274.5
                                          ---------    ---------

Finance receivables held on
   balance sheet.......................   $18,052.6    $18,009.2
                                          =========    =========

     Activity in the interest-only securities account was as follows:

                                                                                                   Three months ended
                                                                                                        March 31,
                                                                                                   ------------------
                                                                                                   2002          2001
                                                                                                   ----          ----
                                                                                                  (Dollars in millions)
Balance, beginning of period...................................................................    $141.7        $432.9
   Additions resulting from clean-up calls (a).................................................       1.1           4.9
   Investment income...........................................................................       4.9          15.1
   Cash paid (received):
     Gross cash received.......................................................................     (31.0)        (20.3)
     Guarantee payments related to bonds held by others........................................      13.1           7.4
     Guarantee payments related to retained bonds (included in actively managed
       fixed maturities).......................................................................      17.1           6.8
   Impairment charge to reduce carrying value..................................................        -          (14.4)
   Sale of securities related to a discontinued line...........................................        -          (12.4)
   Change in interest purchased by Lehman in conjunction with securitization transaction.......       (.2)           -
   Change in unrealized appreciation recorded in shareholders' equity..........................      14.7          36.4
                                                                                                   ------        ------

Balance, end of period.........................................................................    $161.4        $456.4
                                                                                                   ======        ======





                         CONSECO, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              --------------------

-------------

(a) During the first three months of 2002 and 2001, clean-up calls were exercised for certain securitizations that were previously recognized as sales. The interest-only securities related to these securitizations had previously been separately securitized with other interest-only securities in transactions recognized as sales. The repurchase of the collateral underlying these securitizations triggered a requirement for the Company to repurchase a portion of the interest-only securities and to deposit into the securitization trust additional cash in excess of the collateral amount.


     AMORTIZATION OF THE COST OF POLICIES PURCHASED

     The cost assigned to the right to receive future cash flows from contracts existing at the date of an acquisition is referred to as the cost of policies purchased which is an intangible asset subject to amortization. We amortize these costs using the interest rate credited to the underlying policy: (i) in relation to the estimated gross profits for universal life-type and investment-type products; or (ii) in relation to future anticipated premium revenue for other products.

     When we realize a gain or loss on investments backing our universal life or investment-type products, we adjust the amortization to reflect the change in estimated gross profits from the products due to the gain or loss realized and the effect of the event on future investment yields. We also adjust the cost of policies purchased for the change in amortization that would have been recorded if actively managed fixed maturity securities had been sold at their stated aggregate fair value and the proceeds reinvested at current yields. We include the impact of this adjustment in accumulated other comprehensive income (loss) within shareholders' equity.

     The amortization related to the cost of policies purchased was $58.2 million and $65.8 million in the first quarters of 2002 and 2001, respectively. The Company expects to amortize approximately 13 percent of the December 31, 2001, balance of cost of policies purchased in 2002, 11 percent in 2003, 8 percent in 2004, 10 percent in 2005 and 7 percent in 2006.

                         CONSECO, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              --------------------

     EARNINGS PER SHARE

     A reconciliation of net income (loss) and shares used to calculate basic and diluted earnings per share is as follows:

                                                                                                      Three months ended
                                                                                                           March 31,
                                                                                                      ------------------
                                                                                                      2002          2001
                                                                                                      ----          ----
                                                                                                     (Dollars in millions
                                                                                                   and shares in thousands)
Net income (loss):
   Net income (loss)...........................................................................    $(95.9)        $84.1
   Preferred stock dividends...................................................................      (1.0)         (3.9)
                                                                                                   ------         -----

       Income (loss) applicable to common ownership for basic earnings per share...............     (96.9)         80.2

   Effect of dilutive securities...............................................................        -            3.9
                                                                                                   -------        -----

       Income (loss) applicable to common ownership and assumed conversions for diluted
         earnings per share....................................................................    $(96.9)        $84.1
                                                                                                   ======         =====

Shares:

   Weighted average shares outstanding for basic earnings per share............................   345,209       331,136

Effect of dilutive securities on weighted average shares:
   Stock options...............................................................................       -          13,569
   Employee benefit plans......................................................................       -             993
   Assumed conversion of convertible preferred stock...........................................       -          27,035
                                                                                                  -------       -------

     Dilutive potential common shares..........................................................       -          41,597
                                                                                                  -------       -------

     Weighted average shares outstanding for diluted earnings per share........................   345,209       372,733
                                                                                                  =======       =======

     There were no dilutive common stock equivalents during the 2002 period because of the net loss realized by the Company during such period.

     The following summarizes the equivalent common shares for securities that were not included in the computation of diluted earnings per share during the three months ended March 31, 2002, because doing so would have been antidilutive in the periods presented. Such securities could potentially dilute earnings per share in future periods.

                                                                                                      Three months ended
                                                                                                        March 31, 2002
                                                                                                      ------------------
                                                                                                     (Shares in thousands)
   Equivalent common shares that were antidilutive during the period:
     Stock options.......................................................................................    2,476
     Employee benefit plans..............................................................................      926
     Assumed conversion of convertible preferred stock...................................................   28,132
                                                                                                            ------

       Antidilutive equivalent common shares.............................................................   31,534
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

     Corporate and other segment. Our corporate segment includes certain investment activities, such as our venture capital investment in AWE, and, prior to its sale, our ownership interest in the riverboat casino in Lawrenceberg, Indiana. In addition, the corporate segment includes interest expense related to the Company's corporate debt, special corporate charges, income (loss) from the discontinued major medical business and other income and expenses. Corporate expenses are net of charges to our subsidiaries for services provided by the corporate operations.

                         CONSECO, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              --------------------

Segment operating information was as follows:

                                                                                            Three months ended
                                                                                                 March 31,
                                                                                            ------------------
                                                                                            2002          2001
                                                                                            ----          ----
                                                                                          (Dollars in millions)
Revenues:
   Insurance and fee-based segment:
     Insurance policy income:
       Annuities........................................................................  $   36.6     $   25.9
       Supplemental health..............................................................     573.2        556.2
       Life.............................................................................     181.8        207.6
       Other............................................................................      30.5         33.4
     Net investment income (a)..........................................................     346.2        364.8
     Fee revenue and other income (a)...................................................      28.4         26.0
     Net investment losses (a)..........................................................     (52.2)      (113.3)
                                                                                          --------     --------

         Total insurance and fee-based segment revenues.................................   1,144.5      1,100.6
                                                                                          --------     --------

   Finance segment:
     Net investment income:
       Interest-only securities (a).....................................................       4.9         15.1
       Manufactured housing.............................................................     225.4        199.4
       Mortgage services................................................................     195.1        200.6
       Consumer/credit card.............................................................     111.1        108.9
       Commercial.......................................................................      23.8         36.4
       Other (a)........................................................................       -            7.3
     Gain on sale of finance receivables................................................       7.2          8.9
     Fee revenue and other income.......................................................      68.1         87.6
     Impairment charge related to retained interests in securitization transactions.....        -          (7.9)
                                                                                          --------    ---------

         Total finance segment revenues.................................................     635.6        656.3
                                                                                          --------    ---------

   Corporate and other:
     Net investment income..............................................................       2.4         10.9
     Venture capital loss related to investment in AWE..................................     (54.5)       (47.1)
     Gain on sale of interest in riverboat..............................................        -         192.4
     Revenue from the discontinued major medical business...............................     141.0        215.9
     Other income.......................................................................        -            .9
                                                                                          --------    ---------

         Total corporate segment revenues...............................................      88.9        373.0
                                                                                          --------    ---------

   Eliminations.........................................................................      (9.7)        (6.9)
                                                                                          --------    ---------

         Total revenues.................................................................   1,859.3      2,123.0
                                                                                          --------    ---------

Expenses:
   Insurance and fee-based segment:
     Insurance policy benefits..........................................................     708.3        710.2
     Amortization.......................................................................     173.5        151.6
     Interest expense on investment borrowings..........................................       7.5          4.5
     Other operating costs and expenses.................................................     144.0        148.8
     Special charges....................................................................       5.3          9.1
                                                                                          --------    ---------

       Total insurance and fee-based segment expenses...................................   1,038.6      1,024.2
                                                                                          --------    ---------



                                   (continued)

                         CONSECO, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              --------------------

                         (continued from previous page)

                                                                                            Three months ended
                                                                                                 March 31,
                                                                                            ------------------
                                                                                            2002          2001
                                                                                            ----          ----
                                                                                          (Dollars in millions)
   Finance segment:
     Provision for losses...............................................................  $  158.4     $  115.7
     Interest expense...................................................................     289.5        321.6
     Special charges....................................................................      47.2         13.8
     Other operating costs and expenses.................................................     154.6        163.3
                                                                                          --------     --------

       Total finance segment expenses...................................................     649.7        614.4
                                                                                          --------     --------

   Corporate and other:
     Interest expense on corporate debt.................................................      75.2         99.9
     Provision for losses and expenses related to stock
       purchase plan....................................................................      40.0           -
     Expenses from the discontinued major medical
       business.........................................................................     141.0        223.8
     Other corporate expenses, less charges to subsidiaries for services provided.......       9.6         (3.2)
     Special charges and expenses related to investment in AWE..........................      17.0         (3.5)
                                                                                          --------     --------

       Total corporate segment expenses.................................................     282.8        317.0
                                                                                          --------     --------

   Eliminations.........................................................................      (9.7)        (6.9)
                                                                                          --------     --------

       Total expenses...................................................................   1,961.4      1,948.7
                                                                                          --------     --------

Income (loss) before income taxes, minority interest and extraordinary charge:
     Insurance and fee-based operations.................................................     105.9         76.4
     Finance operations.................................................................     (14.1)        41.9
     Corporate interest expense and other items.........................................    (193.9)        56.0
                                                                                          --------     --------

         Income (loss) before income taxes, minority interest
           and extraordinary charge.....................................................  $ (102.1)    $  174.3
                                                                                          ========     ========

--------------------

(a) It is not practicable to provide additional components of revenue by product or service.

     ACCOUNTING FOR DERIVATIVES

     Our equity-indexed annuity products provide a guaranteed base rate of return and a higher potential return linked to the performance of the Standard & Poor's 500 Index ("S&P 500 Index") based on a percentage (the participation rate) over an annual period. At the beginning of each policy year, a new index period begins. The Company is able to change the participation rate at the beginning of each index period, subject to contractual minimums. We buy S&P 500 Call Options in an effort to hedge potential increases to policyholder benefits resulting from increases in the S&P 500 Index to which the product's return is linked. We include the cost of the S&P 500 Call Options in the pricing of these products. Policyholder account balances for these annuities fluctuate in relation to changes in the values of these options. We reflect changes in the estimated market value of these options in net investment income. Option costs that are attributable to benefits provided were $24.9 million and $31.6 million in the first three months of 2002 and 2001, respectively. These costs are reflected in the change in market value of the S&P 500 Call Options included in investment income. Net investment income related to equity-indexed products before this expense was $8.8 million and $4.9 million in the first three months of 2002 and 2001, respectively. Such amounts were substantially offset by the corresponding charge to insurance policy

                         CONSECO, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              --------------------

benefits. The estimated fair value of the S&P 500 Call Options was $51.9 million and $49.8 million at March 31, 2002 and December 31, 2001, respectively. We classify such instruments as other invested assets. The Company accounts for the options issued to the policyholder for the estimated life of the annuity contract as embedded derivatives as defined by Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by Statement of Financial Accounting Standards No. 137, "Deferral of the Effective Date of FASB Statement No. 133" and Statement of Financial Accounting Standards No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities" (collectively referred to as "SFAS 138"). The Company records the change in the fair values of the embedded derivatives in current earnings as a component of policyholder benefits. The fair value of these derivatives, which are classified as "liabilities for interest-sensitive products", was $440.9 million and $491.2 million at March 31, 2002 and December 31, 2001, respectively.

     In 2001, we entered into interest rate swap agreements to convert the fixed rate on our senior notes (10.75 percent) to a variable rate based on LIBOR plus
5.7525 percent (7.7525 percent at March 31, 2002). In accordance with the requirements of SFAS 138, the change in the fair value of the interest rate swap and the gain or loss on the hedged senior notes attributable to the hedged interest rate risk are recorded in current-period earnings. Because the terms of the interest rate swap agreements substantially match the terms of the senior notes, the gain or loss on the swap and the senior notes will generally be equal and offsetting (although the effective interest rate on our debt will be affected).

     At March 31, 2002 and December 31, 2001, "notes payable-direct corporate obligations" was decreased by $1.1 million and $13.5 million, respectively, to reflect the estimated fair value of such interest rate swap agreements. Such interest rate swap agreements were terminated in April 2002 generating cash proceeds of $3.5 million. Such amount will be amortized as a reduction to interest expense over the remaining life of our senior notes.

     If the counterparties for the S&P 500 Call Options fail to meet their obligations, Conseco may have to recognize a loss. Conseco limits its exposure to such a loss by diversifying among several counterparties believed to be strong and creditworthy. At March 31, 2002, all of the counterparties were rated "A" or higher by Standard & Poor's Corporation.

     The Company entered into a forward sale contract related to a portion of its venture capital investment in AWE. Such contract is carried at market value, with the change in such value being recognized as venture capital income (loss). The value of the derivative fluctuates in value in relation to the AWE common stock it relates to. See "Venture capital investment in AT&T Wireless Services, Inc." above for additional information.

     GUARANTEES

     In conjunction with certain sales of finance receivables, our finance subsidiary provided guarantees aggregating approximately $1.5 billion at March 31, 2002. We consider any potential payments related to these guarantees in the projected net cash flows used to determine the value of our interest-only securities. During the first three months of 2002 and 2001, advances of interest and principal payments related to such guarantees on bonds held by others totaled $13.1 million and $7.4 million, respectively.

     We have guaranteed bank loans totaling $545.2 million to approximately 155 current and former directors, officers and key employees. The funds were used by the participants to purchase approximately 18.0 million shares of Conseco common stock in open market or negotiated transactions with independent parties. Such shares are held by the bank as collateral for the loans. In addition, Conseco has provided loans to participants for interest on the bank loans totaling $151.3 million. During the third quarter of 2000, the Company negotiated a new guarantee with the banks which expires on December 31, 2003, and made it available to participants who qualified and chose to participate in a new lending program.

     A key goal of the program is to reduce the balance of each participant's bank and interest loans to $25 per share of stock purchased through the program. Such reductions are to occur through cash payments and pay for performance programs. In order to receive the pay for performance program benefits, participants in the new program are required to put to the Company, 75 percent of the value in excess of $25 per share of the shares purchased through this program, as determined on December 31, 2003. A subsidiary of Conseco has pledged $55.1 million of cash collateral in conjunction with the guarantee of a portion of the bank loans. Conseco also granted a security interest in most of its assets in conjunction with the guarantee of a portion of the bank loans. During the first quarter of 2002, we established a noncash

                         CONSECO, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              --------------------

provision in connection with these guarantees and loans of $40.0 million. Such provision is included as a component of the provision for losses. At March 31, 2002, the reserve for losses on the loan guarantees and the liability related to the pay for performance benefits totaled $460.0 million. At March 31, 2002, the guaranteed bank loans and interest loans exceeded the value of the collateral held (primarily the value of the common stock purchased) and the reserve for losses and the liability related to the pay for performance benefits by approximately $160 million. All participants have agreed to indemnify Conseco for any loss incurred on their loans. We regularly evaluate these guarantees and loans in light of the collateral and the creditworthiness of the participants.

     REINSURANCE

     In the first quarter of 2002, we completed a reinsurance agreement pursuant to which we are ceding 80 percent of the inforce traditional life business of our subsidiary, Bankers Life & Casualty Company, to Reassure America Life Insurance Company (rated A++ by A.M. Best). The total insurance liabilities ceded pursuant to the contract are approximately $400 million. The reinsurance agreement and the related dividends of $110.5 million have been approved by the appropriate state insurance departments and the dividends will be paid to the parent company. The ceding commission approximated the amount of the cost of policies purchased and cost of policies produced related to the ceded business.

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

     We plan on completing additional reinsurance transactions in 2002. We expect all reinsurance transactions completed in 2002 will reduce the income before income taxes of our insurance segment by approximately $90 million to $100 million for the year ended December 31, 2002.

     The cost of reinsurance ceded totaled $94.3 million and $61.0 million in the first three months of 2002 and 2001, respectively. We deducted this cost from insurance policy income. Conseco is contingently liable for claims reinsured if the assuming company is unable to pay. Reinsurance recoveries netted against insurance policy benefits totaled $67.1 million and $49.9 million in the first three months of 2002 and 2001, respectively. Reinsurance premiums assumed totaled $23.8 million and $47.9 million in the first three months of 2002 and 2001, respectively.

     INCOME TAXES

     Our income tax expense includes deferred income taxes arising from temporary differences between the financial reporting and tax bases of assets and liabilities and net operating loss carryforwards. These amounts are reflected in the balance of our income tax assets which totaled $788.9 million at March 31, 2002. In assessing the realization of our deferred income tax assets, we consider whether it is more likely than not that the deferred income tax assets will be realized. The ultimate realization of our deferred income tax assets depends upon generating future taxable income during the periods in which our temporary differences become deductible and before our net operating loss carryforwards expire. We evaluate the realizability of our deferred income tax assets by assessing the need for a valuation allowance on a quarterly basis. If we determine that it is more likely than not that our deferred income tax assets will not be recovered, a valuation allowance will be established against some or all of our deferred income tax assets. This could have a significant effect on our future results of operations and financial position.

     No valuation allowance has been provided on our deferred income tax assets at March 31, 2002, as we believe it is more likely than not that all such assets will be realized. We reached this conclusion after considering the availability of taxable income in prior carryback years, tax planning strategies, and the likelihood of future taxable income exclusive of reversing temporary differences and carryforwards. Differences between forecasted and actual future operating results could adversely impact our ability to realize our deferred income tax assets.

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

                         CONSECO, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              --------------------

the discontinuation of certain unprofitable businesses, major medical insurance; and (v) other changes in an effort to increase the efficiency of our business operations.

     A reconciliation of the U.S. statutory corporate income tax rate to the effective rate reflected in the consolidated statement of operations is as follows:

                                                                                                     Three months ended
                                                                                                          March 31,
                                                                                                     ------------------
                                                                                                     2002          2001
                                                                                                     ----          ----
U.S. statutory corporate rate..................................................................     (35.0)%         35.0%
Nondeductible goodwill amortization............................................................        -             5.7
State taxes....................................................................................       1.1            2.5
Provision for tax issues and other.............................................................       3.1           (9.8)
                                                                                                    -----           ----

     Effective tax rate........................................................................     (30.8)%         33.4%
                                                                                                    =====           ====

     CHANGES IN DIRECT CORPORATE OBLIGATIONS

     Notes payable, representing direct corporate obligations, were as follows (interest rates as of March 31, 2002):

                                                                                March 31,      December 31,
                                                                                  2002             2001
                                                                                  ----             ----
                                                                                  (Dollars in millions)
$1.5 billion bank credit facility (5.10%)....................................  $1,493.3           $1,493.3
8.5% notes due 2002..........................................................     302.3              302.3
6.4% notes due 2003..........................................................     250.0              250.0
8.75% notes due 2004.........................................................     788.0              788.0
6.8% senior notes due 2005...................................................     250.0              250.0
9.0% notes due 2006..........................................................     550.0              550.0
10.75% senior notes due 2008.................................................     400.0              400.0
Other........................................................................      90.5               90.6
                                                                               --------           --------

     Total principal amount..................................................   4,124.1            4,124.2
Unamortized net discount related to issuance of notes payable ...............     (48.2)             (42.1)
Mark-to-market adjustment related to hedging transactions (see note
       entitled "Accounting for Derivatives")................................      16.9                5.5
                                                                               --------           --------

     Direct corporate obligations............................................  $4,092.8           $4,087.6
                                                                               ========           ========

     Effective March 20, 2002, Conseco reached agreement with the participating banks in our bank credit facility to modify certain terms and conditions within the $1.5 billion bank agreement (referred to herein as "the amended credit facility"). The most significant changes in the amended credit facility include
(i) a change in financial covenant requirements; (ii) a change in the distribution of proceeds on asset sales; (iii) a reduction in the minimum liquidity requirement at the holding company necessary to pay trust preferred dividends; and (iv) a provision permitting the Company to exchange up to $2.54 billion aggregate principal amount of newly issued notes guaranteed by our wholly owned subsidiary, CIHC, Incorporated. The new notes are structurally senior to the existing notes, but subordinated to the CIHC guarantee of the bank credit facility.

     The amended credit facility is due December 31, 2003; however, subject to the absence of any default, we may further extend its maturity to March 31, 2005, provided that: (i) we pay an extension fee of 3.5 percent of the amount extended; (ii) cumulative principal payments of at least $200 million have been paid by September 30, 2002 and at least $500 million by September 30, 2003; and
(iii) the interest coverage ratio for the four quarters ended September 30, 2003 shall be greater than or equal to 2.25:1.0.

                         CONSECO, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              --------------------

     Pursuant to our amended credit facility, we have agreed to the manner in which any proceeds received from asset sales (including our AWE investment) occurring after March 20, 2002 (with certain exceptions), would be applied. The first $352 million of such proceeds may be retained by the Company and will be available to be used to meet our other debt obligations. The next $313 million will be applied pro rata to the principal payments on the bank credit facility and to a segregated cash account to be held as collateral for our guarantee of certain bank loans to current and former directors, officers and key employees (the "D&O loans"). The next $250 million will be divided equally between the Company and to pay pro rata the principal payments on the bank credit facility and the D&O loans. Proceeds in excess of $915 million and all proceeds during the period December 31, 2003 through March 31, 2004, will be divided as follows:
(i) 25 percent to be retained by the Company; and (ii) 75 percent to pay pro rata the principal payments on the bank credit facility and the D&O loans. Proceeds received after March 31, 2004, are divided equally between the Company and to pay pro rata the principal payments on the bank credit facility and the D&O loans. No assurance can be provided as to the timing, proceeds, or other terms related to any potential asset sale or financing transaction.

     Our amended credit facility requires the Company to maintain various financial ratios and balances, as defined in the agreement including: (i) a debt-to-total capitalization ratio of less than .400:1.0 at March 31, 2002 and decreasing over time, as defined in the agreement, to 0.300:1.0 at March 31, 2004 and thereafter (such ratio was .363:1.0 at March 31, 2002); (ii) an interest coverage ratio greater than 1.25:1.0 for the four quarters ending March 31, 2002 and changing over time, as defined in the agreement, to 2.50:1.0 for the four quarters ending June 30, 2004 and thereafter (such ratio was 1.38:1.0 for the four quarters ended March 31, 2002); (iii) adjusted earnings, as defined in the agreement, of at least $1,200.0 million for the four quarters ending March 31, 2002 and increasing over time, as defined in the agreement, to $1,700.0 million for the four quarters ending September 30, 2004 (the adjusted earnings for the four quarters ended March 31, 2002 exceeded $1.4 billion); (iv) Conseco Finance tangible net worth, as defined in the agreement, of at least $1.2 billion at March 31, 2002; and $1.6 billion at March 31, 2005 (such tangible net worth exceeded $1.4 billion at March 31, 2002); and (v) the ratio of aggregate total adjusted capital to aggregate authorized control level risk-based capital (as defined by the National Association of Insurance Commissioners) with respect to our insurance subsidiaries of at least 250 percent (such ratio was greater than 415 percent at March 31, 2002). Our amended bank credit facility provides that any charges taken to write off goodwill to the extent required by SFAS 142 will be excluded from the various financial ratios and covenants that we are required to meet or maintain.

     The amended credit facility reduces the 90-day moving average cash balance we must maintain at the parent company from $100 million to $50 million. The Company is required to have at least $50 million of cash on hand immediately after making a trust preferred dividend payment in addition to the 90-day moving average requirement. The amended agreement also states that in the event one of Conseco's significant insurance subsidiaries is rated B or below by A.M. Best, the Company must take certain actions to generate liquidity and accelerate the repayment of the bank credit facility (all of our significant insurance subsidiaries are rated A- by A.M. Best).

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

     The interest rate on the amended credit facility is based on an IBOR rate plus a margin of 3.25 percent. Borrowings under our bank credit facilities averaged $1,493.3 million during the first quarter of 2002, at a weighted average interest rate of 4.6 percent.

     During the first quarter of 2001, we repurchased: $59.1 million par value of the 7.6% senior notes due June 2001 (resulting in an extraordinary gain of $.3 million, net of income taxes of $.2 million).

                         CONSECO, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              --------------------

     In April 2002, we completed a bond exchange offer. An aggregate of $1,294.6 million in principal amount of notes were tendered by noteholders and accepted by Conseco in the exchange offer (see the note entitled "Subsequent Events" for additional information concerning the bond exchange).

     CHANGES IN DIRECT FINANCE OBLIGATIONS (EXCLUDING NOTES PAYABLE RELATED TO SECURITIZED FINANCE RECEIVABLES STRUCTURED AS COLLATERALIZED BORROWINGS)

     Notes payable (excluding notes payable related to securitized finance receivables structured as collateralized borrowings) of the finance segment were as follows (interest rates as of March 31, 2002):

                                                                                March 31,      December 31,
                                                                                  2002             2001
                                                                                  ----             ----
                                                                                  (Dollars in millions)
Master repurchase agreements due on various dates in
   2002 and 2003 (2.72%).....................................................  $1,469.8           $1,679.0
Credit facility collateralized by retained interests in securitizations
   due 2004 (3.9%)...........................................................     529.1              507.3
Medium term notes due September 2002 and April 2003 (6.50%)..................     170.4              189.7
10.25% senior subordinated notes due June 2002...............................      34.8              138.2
Other........................................................................       1.5               22.5
                                                                               --------           --------

     Total principal amount..................................................   2,205.6            2,536.7

Unamortized net discount and deferred fees...................................      (2.8)              (8.8)
                                                                               --------           --------

     Direct finance obligations..............................................  $2,202.8           $2,527.9
                                                                               ========           ========

     At May 7, 2002, we had $3.8 billion (of which $1.9 billion is committed) in master repurchase agreements, commercial paper conduit facilities and other facilities with various banking and investment banking firms for the purpose of financing our consumer and commercial finance loan production. These facilities typically provide financing of a certain percentage of the underlying collateral and are subject to the availability of eligible collateral and, in some cases, the willingness of the banking firms to continue to provide financing. Some of these agreements provide for annual terms which are extended either quarterly or semi-annually by mutual agreement of the parties for an additional annual term based upon receipt of updated quarterly financial information. At March 31, 2002, we had borrowed $2.0 billion under these agreements, leaving $1.8 billion available to borrow (of which approximately $.3 billion is committed). Such amounts reflect the renewal of one of our master repurchase agreements on May 3, 2002, for an additional annual term. The renewed agreement has a committed capacity of $200.0 million (under which we had $40.4 million outstanding at March 31, 2002).

     In the first quarter of 2002, we entered into various transactions with Lehman and its affiliates pursuant to which Lehman extended the terms of Conseco
Finance's: (a) warehouse line from September 2002 to September 2003; (b) borrowings with respect to approximately $90 million of miscellaneous assets ("Miscellaneous Borrowings") from January 31, 2002 to June 2003; and (c) residual line from February 2003 to February 2004 under which financing is being provided on our interest-only securities, servicing rights and retained interests in other subordinated securities issued by the securitization trusts. We agreed to an amortization schedule by which the outstanding balance under the Miscellaneous Borrowings is required to be repaid by June 2003. We also entered into a revised agreement governing the movement of cash from Conseco Finance to the parent company. Conseco Finance and Lehman have agreed to amend the agreement such that Conseco Finance must maintain liquidity (cash and available borrowings, as defined) of at least: (i) $50 million until March 31, 2003; and
(ii) $100 million from and after April 1, 2003. However, Conseco Finance no longer must meet a minimum liquidity requirement of $250 million before making interest, principal, dividend or redemption payments to the parent company.

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

     The credit facility collateralized by retained interests in securitizations requires Conseco Finance to maintain various financial ratios, as defined in the agreement. These ratios include: (i) an adjusted tangible net worth of at least $1.5 billion (such amount was greater than $1.6 billion at March 31, 2002); (ii) a fixed charge coverage ratio of not less than 1.0:1.0 for the four quarters ending March 31, 2002, and defined periods thereafter (such ratio was 1.16:1.0 for the period ended March 31, 2002); (iii) a ratio of net worth to total managed receivables of not less than 4:100 (such ratio was 4.58:100 at March 31, 2002); and (iv) a ratio of total non-warehouse debt less finance receivables and certain other assets, as defined in the agreement, to net worth of less than 1.0:2.0 (such ratio was .48:2.0 at March 31, 2002).

     Certain master repurchase agreements require Conseco Finance to maintain various financial ratios, as defined in the agreements. These ratios include:
(i) an adjusted tangible net worth of at least $1.95 billion (such amount was $2.04 billion at March 31, 2002); (ii) a fixed charge coverage ratio of not less than 1.0:1.0 for the four quarters ending March 31, 2002, and defined periods thereafter (such ratio was 1.18:1.0 for the four quarters ended March 31, 2002);
(iii) a ratio of net worth to total managed receivables of not less than 4:100 (such ratio was 4.58:100 at March 31, 2002); and (iv) a ratio of total non-warehouse debt less finance receivables and certain other assets, as defined in the agreement, to net worth of less than 1.0:2.0 (such ratio was .48:2.0 at March 31, 2002).

     During the first quarter of 2002, Conseco Finance repurchased $46.9 million par value of its senior subordinated notes and medium term notes resulting in an extraordinary gain of $4.0 million (net of income taxes). In March 2002, Conseco Finance completed a tender offer pursuant to which it purchased $75.8 million par value of its senior subordinated notes due June 2002. The purchase price was equal to 100 percent of the principal amount of the notes plus accrued interest. The remaining principal amount outstanding of the senior subordinated notes after giving effect to the tender offer and other debt repurchases completed prior to the tender offer is $34.8 million, which is due June 2002.

     In April 2002, Conseco Finance completed a tender offer pursuant to which it purchased $158.5 million par value of its medium term notes due September 2002 and $3.7 million par value of its medium term notes due April 2003. The purchase price was equal to 100 percent of the principal amount of the notes plus accrued interest. The remaining principal amount outstanding of the medium term notes after giving effect to the tender offer and other debt repurchases completed prior to the tender offer is $8.2 million due September 2002.

     NOTES PAYABLE RELATED TO SECURITIZED FINANCE RECEIVABLES STRUCTURED AS COLLATERALIZED BORROWINGS

     Notes payable related to securitized finance receivables structured as collateralized borrowings were $15,048.7 million at March 31, 2002. The principal and interest on these notes are paid using the cash flows from the underlying finance receivables which serve as collateral for the notes. Accordingly, the timing of the principal payments on these notes is dependent on the payments received on the underlying finance receivables which back the notes. In some instances, the Company is required to advance principal and interest payments even though the

                         CONSECO, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              --------------------

payments on the underlying finance receivables which back the notes have not yet been received. The average interest rate on these notes at March 31, 2002, was
6.2 percent.

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

     CHANGES IN COMMON STOCK

     Changes in the number of shares of common stock outstanding were as follows:

                                                                                               Three months ended
                                                                                                     March 31,
                                                                                               ------------------
                                                                                               2002          2001
                                                                                               ----          ----
                                                                                             (Shares in thousands)
Balance, beginning of period..............................................................   344,743      325,318
   Stock options exercised................................................................         1           67
   Shares issued pursuant to stock purchase contracts related to the FELINE PRIDES........         -       11,351
   Shares issued under employee benefit compensation plans................................     1,259          865
                                                                                             -------      -------

Balance, end of period....................................................................   346,003      337,601
                                                                                             =======      =======

     In February 2001, the Company issued 11.4 million shares of Conseco common stock pursuant to stock purchase contracts related to the FELINE PRIDES. This transaction is discussed in further detail in the note above entitled "Changes in Minority Interest".

     RECENTLY ISSUED ACCOUNTING STANDARDS

     The FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment of Long-Lived Assets" ("SFAS 144") in August 2001. This standard addresses the measurement and reporting for impairment of all long-lived assets. It also broadens the definition of what may be presented as a discontinued operation in the consolidated statement of operations to include components of a company's business segments. SFAS 144 requires that long-lived assets currently in use be written down to fair value when considered impaired. Long-lived assets to be disposed of are written down to the lower of cost or fair value less the estimated cost to sell. The Company adopted this standard on January 1, 2002. The adoption of this standard did not have a material effect on our financial position or results of operations.

     The FASB issued Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141"), and No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142") in June 2001. Under the new rules, intangible assets with an indefinite life are no longer amortized in periods subsequent to December 31, 2001, but are subject to annual impairment tests (or more frequent under certain circumstances), effective January 1, 2002. The Company has determined that all of its goodwill has an indefinite life and is therefore subject to the new rules. Application of the nonamortization provisions is expected to improve our financial results by approximately $110 million (approximately $.29 per share based on diluted shares outstanding for the year ended December 31, 2001, without adjustment for antidilution) in the year ended December 31, 2002. Amortization of goodwill totaled $27.5 million during the first quarter of 2001.

     SFAS 141 requires that all business combinations initiated after June 30, 2001 be accounted for using the purchase method, and prospectively prohibits the use of the pooling-of-interests method. Conseco accounted for its

                         CONSECO, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              --------------------

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

     The Company is currently evaluating the carrying value of goodwill under this standard and expects to be able to meet the transitional time line described above. We expect to record some level of impairment of goodwill in 2002 as a result of adopting this standard; however, the amount of such impairment, which could be material, is unknown at this time and is dependent upon the calculation of the estimated fair market value of the insurance segment, which is currently in process. If we determine that an impairment charge is necessary based on our initial test, the rules require that we recognize the charge in the first quarter of 2002 (through restatement of first quarter results, since such impairment test will be completed subsequent to March 31, 2002, as permitted by the transition provisions of the new rules). Although this standard will increase the Company's results of operations in the future due to the elimination of goodwill amortization from our statement of operations, any impairments would result in a charge calculated as discussed in the preceding paragraphs. In the first quarter of 2002, our bank credit facilities were amended so that any charges taken to write off goodwill to the extent required by SFAS 142 will be excluded from the various financial ratios and covenants we are required to meet or maintain.

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

                         CONSECO, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              --------------------

     Conseco Finance was served with various related lawsuits filed in the United States District Court for the District of Minnesota. These lawsuits were generally filed as purported class actions on behalf of persons or entities who purchased common stock or options to purchase common stock of Conseco Finance during alleged class periods that generally run from July 1995 to January 1998. One action (Florida State Board of Admin. v. Green Tree Financial Corp., et. al, Case No. 98-1162) was brought not on behalf of a class, but by the Florida State Board of Administration, which invests and reinvests retirement funds for the benefit of state employees. In addition to Conseco Finance, certain current and former officers and directors of Conseco Finance are named as defendants in one or more of the lawsuits. Conseco Finance and other defendants obtained an order consolidating the lawsuits seeking class action status into two actions, one of which pertains to a purported class of common stockholders (In re Green Tree Financial Corp. Stock Litig., Case No. 97-2666) and the other of which pertains to a purported class of stock option traders (In re Green Tree Financial Corp. Options Litig., Case No. 97-2679). Plaintiffs in the lawsuits assert claims under Sections 10(b) (and Rule 10b-5 promulgated thereunder) and 20(a) of the Securities Exchange Act of 1934. In each case, plaintiffs allege that Conseco Finance and the other defendants violated federal securities laws by, among other things, making false and misleading statements about the current state and future prospects of Conseco Finance (particularly with respect to prepayment assumptions and performance of certain loan portfolios of Conseco Finance) which allegedly rendered Conseco Finance's financial statements false and misleading. On August 24, 1999, the United States District Court for the District of Minnesota issued an order dismissing with prejudice all claims alleged in the lawsuits. The plaintiffs subsequently appealed the decision to the U.S. Court of Appeals for the 8th Circuit. A three judge panel issued an opinion on October 25, 2001, reversing the United States District Court's dismissal order and remanding the actions to the United States District Court. Conseco Finance has moved to dismiss the options lawsuit on the grounds that stock option traders lack standing under the federal securities laws. Argument on the motion is scheduled for May 24, 2002. Pretrial discovery in the options lawsuit is stayed pending disposition of the motion to dismiss. In the other two lawsuits, pretrial discovery commenced in April 2002. The Company believes that the lawsuits are without merit and intends to continue to defend them vigorously. The ultimate outcome of these lawsuits cannot be predicted with certainty.

     A total of forty-five suits were filed in 2000 against the Company in the United States District Court for the Southern District of Indiana. Nineteen of these cases were putative class actions on behalf of persons or entities that purchased the Company's common stock during alleged class periods that generally run from April 1999 through April 2000. Two cases were putative class actions on behalf of persons or entities that purchased the Company's bonds during the same alleged class periods. Three cases were putative class actions on behalf of persons or entities that purchased or sold option contracts, not issued by the Company, on the Company's common stock during the same alleged class periods. One case was a putative class action on behalf of persons or entities that purchased the Company's "FELINE PRIDES" convertible preferred stock instruments during the same alleged class periods. With four exceptions, in each of these twenty-five cases two former officers/directors of the Company were named as defendants. In each case, the plaintiffs asserted claims under Sections 10(b) (and Rule 10b-5 promulgated thereunder) and 20(a) of the Securities Exchange Act of 1934. In each case, plaintiffs alleged that the Company and the individual defendants violated the federal securities laws by, among other things, making false and misleading statements about the current state and future prospects of Conseco Finance (particularly with respect to performance of certain loan portfolios of Conseco Finance) which allegedly rendered the Company's financial statements false and misleading. The Company believes that these lawsuits are without merit and intends to defend them vigorously. The ultimate outcome of these lawsuits cannot be predicted with certainty.

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

                         CONSECO, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              --------------------

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

     All of the Conseco, Inc. securities cases have been consolidated into one case in the United States District Court for the Southern District of Indiana, captioned: "In Re Conseco, Inc. Securities Litigation", Case number IP00-C585-Y/S (the "securities litigation"). An amended complaint was filed on January 12, 2001, which asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Sections 11, 12(a)(2), and 15 of the Securities Act of 1933, with respect to common stock and various other securities issued by the Company and Conseco Financing Trust VII. The Company filed a motion to dismiss the amended complaint on April 27, 2001. On January 10, 2002, the Company entered into a Memorandum of Understanding (the "MOU") to settle the litigation for $120 million subject to court approval. Under the MOU, as amended on February 12, 2002, $106 million was required to be placed in escrow by March 8, 2002; the remaining $14 million was to be paid in two installments: $6 million by April 1, 2002, and $8 million by October 1, 2002 (all payments with interest from January 25, 2002). The $106 million due on March 8, 2002, was not paid, for reasons set forth in the following paragraph, and the MOU has been terminated by the plaintiffs. On April 15, 2002, a new MOU was executed (the "April 15 MOU"). Pursuant to the April 15 MOU, $95 million was funded on April 25, 2002, with the remaining $25 million to await the outcome of the coverage litigation between the Company and certain of its directors' and officers' liability insurance carriers as described in the next paragraph.

     We maintained certain directors' and officers' liability insurance that was in force at the time the Indiana securities and derivative litigation (the derivative litigation is described below) was commenced and, in our view, applies to the claims asserted in that litigation. The insurers denied coverage for those claims, so we commenced a lawsuit against them on June 13, 2001, in Marion County Circuit Court in Indianapolis, Indiana (Conseco, Inc., et. al. v. National Union Fire Insurance Company of Pittsburgh, PA., Royal & SunAlliance, Westchester Fire Insurance Company, RLI Insurance Company, Greenwich Insurance Company and Certain Underwriters at Lloyd's of London, Case No. 49C010106CP001467) (the "coverage litigation") seeking, among other things, a judicial declaration that coverage for those claims exists. The primary insurance carrier, National Union Fire Insurance Co. of Pittsburgh, PA, has paid its full $10 million in policy proceeds toward the settlement of the securities litigation; in return, National Union has been released from the coverage litigation. The first excess insurance carrier, Royal & SunAlliance ("Royal"), has paid its full $15 million in policy proceeds toward the settlement, but reserved rights to continue to litigate coverage. The second excess insurance carrier, Westchester Fire Insurance Company, has paid its full $15 million in policy proceeds toward the settlement without a reservation of rights and is being released from the coverage litigation. The third excess insurance carrier, RLI Insurance Company ("RLI"), has paid its full $10 million in policy proceeds toward the settlement, but reserved rights to continue to litigate coverage. The fourth excess insurance carrier, Greenwich Insurance Company ("Greenwich"), has paid its full $25 million in policy proceeds toward the settlement without a reservation of rights and is being released from the coverage litigation. The final excess carrier, Certain Underwriters at Lloyd's of London ("Lloyd's"), refused to pay or to escrow its $25 million in policy proceeds toward the settlement and is continuing to litigate coverage. Under the April 15 MOU, the settlement of the securities litigation will proceed notwithstanding the continuing coverage litigation between the Company, Royal, RLI and Lloyd's. Should the United States District Court for the Southern District of Indiana approve the settlement of the securities litigation prior to the time that the coverage litigation is resolved, $90 million plus accrued interest will be available at that time for distribution to the putative class. The remaining funds, with interest, will be distributed at the conclusion of the coverage litigation (or, in the case of the $25 million at issue in the litigation with Lloyd's, on December 31, 2005, if the litigation with Lloyd's has not been resolved by that date), with such funds coming either from Lloyd's (if the Company prevails in the coverage litigation) or from the Company (if the Company does not prevail). We intend to pursue our coverage rights vigorously. The ultimate outcome cannot be predicted with certainty.

                         CONSECO, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              --------------------

     Nine shareholder derivative suits were filed in 2000 in the United States District Court for the Southern District of Indiana. The complaints named as defendants the current directors, certain former directors, certain non-director officers of the Company (in one case), and, alleging aiding and abetting liability, certain banks that allegedly made loans in relation to the Company's "Stock Purchase Plan" (in three cases). The Company is also named as a nominal defendant in each complaint. Plaintiffs allege that the defendants breached their fiduciary duties by, among other things, intentionally disseminating false and misleading statements concerning the acquisition, performance and proposed sale of Conseco Finance, and engaged in corporate waste by causing the Company to guarantee loans that certain officers, directors and key employees of the Company used to purchase stock under the Stock Purchase Plan. These cases have now been consolidated into one case in the United States District Court for the Southern District of Indiana, captioned: "In Re Conseco, Inc. Derivative Litigation", Case Number IP00655-C-Y/S. An amended complaint was filed on April 12, 2001, making generally the same allegations and allegations of violation of the Federal Reserve Board's margin rules. Three similar cases have been filed in the Hamilton County Superior Court in Indiana. Schweitzer v. Hilbert, et al., Case No. 29D01-0004CP251; Evans v. Hilbert, et al., Case No. 29D01- 0005CP308 (both Schweitzer and Evans name as defendants certain non-director officers); Gintel v. Hilbert, et al., Case No. 29003-0006CP393 (naming as defendants, and alleging aiding and abetting liability as to, banks that allegedly made loans in relation to the Stock Purchase Plan). The cases filed in Hamilton County have been stayed pending resolution of the derivative suits filed in the United States District Court. The Company believes that these lawsuits are without merit and intends to defend them vigorously. The ultimate outcome of these lawsuits cannot be predicted with certainty.

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

     On January 15, 2002, Carmel Fifth, LLC ("Carmel"), an indirect, wholly owned subsidiary of the Company, exercised its rights to require 767 Manager, LLC ("Manager"), an affiliate of Donald J. Trump, to elect within 60 days, either to acquire Carmel's interests in 767 LLC for $499.4 million, or sell its interests in 767 LLC to Carmel for $15.6 million (the "Buy/Sell Right"). Such rights were exercised pursuant to the Limited Liability Company Agreement of 767 LLC. 767 LLC is a Delaware limited liability company that owns the General Motors Building, a 50-story office building in New York, New York. 767 LLC is owned by Carmel and Manager. On February 6, 2002, Mr. Trump commenced a civil action against the Company, Carmel and 767 LLC in New York State Supreme Court, entitled Donald J. Trump v. Conseco, Inc., et al. Plaintiff claims that the Company and Carmel breached an agreement, dated July 3, 2001, to sell Carmel's interests to plaintiff for $295 million on or before September 15, 2001 (the "July 3rd Agreement"). Specifically, plaintiff claims that the Company and Carmel improperly refused to accept a reasonable guaranty of plaintiff's payment obligations, refused to complete the sale of Carmel's interest before the September 15, 2001 deadline, repudiated an oral promise to extend the September 15 deadline indefinitely and repudiated the July 3rd Agreement by exercising Carmel's Buy/Sell Right. Plaintiff asserts claims for breach of contract, breach of the implied covenant of good faith and fair dealing, promissory estoppel, unjust enrichment and breach of fiduciary duty. Plaintiff is seeking compensatory and punitive damages of approximately $1 billion and declaratory and injunctive relief blocking Carmel's Buy/Sell Right. On March 25, 2002, Carmel filed a Demand for Arbitration and Petition and Statement of Claim with the American Arbitration Association ("AAA") to have the issues relating to the Buy/Sell Right resolved by arbitration. Manager and Mr. Trump requested the New York State Supreme Court to stay that arbitration, but the Court denied Manager's and Trump's request on May 2, 2002, allowing the arbitration to proceed. In addition, Conseco and Carmel filed a Motion to Dismiss Mr. Trump's lawsuit

                         CONSECO, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              --------------------

on March 25, 2002. The Company believes that Mr. Trump's lawsuit is without merit and intends to defend it vigorously.

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

     On March 27, 2002, seven holders of our bank debt filed a lawsuit in the United States District Court for the Northern District of Illinois (AG Capital Funding Partners LP, et al. v. Conseco, Inc., Case No. 02C2236). They filed a voluntary dismissal of that action on April 25, 2002, and an order dismissing the case was entered on April 26, 2002. On April 15, 2002, the same holders filed an action in the Circuit Court of Cook County, Illinois (AG Capital Funding Partners LP, et al. v. Conseco, Inc., Case No. 02CH07453). On March 20, 2002, we amended our credit facilities to provide, in part, that in the event of certain asset sales, we are not obligated to prepay amounts borrowed under the credit agreement until we have received in excess of $352 million of net proceeds from those sales. The plaintiff holders assert that 100 percent of the holders of the bank debt must vote in favor of an amendment of the provisions relating to the triggering of mandatory prepayments. We believe that the amendment of the mandatory prepayment provisions of the credit agreement complied with the terms of the credit agreement, and we believe this lawsuit is without merit and intend to defend it vigorously. The ultimate outcome of these proceedings cannot be predicted with certainty. Except with respect to the mandatory prepayment provisions of the credit agreement, this lawsuit does not challenge any other portion of the March 20, 2002 amendment to the credit agreement.

     In addition, the Company and its subsidiaries are involved on an ongoing basis in other lawsuits (including purported class actions) related to their operations. These actions include a purported nationwide class action regarding the marketing, sale and renewal of home health care and long term care insurance policies that has been settled (along with two related California-only purported class actions) pending final approval, one action brought by the Texas Attorney General regarding long term care policies, three purported nationwide class actions involving claims related to "vanishing premiums," and two purported nationwide class actions involving claims related to "modal premiums" (the alleged imposition and collection of insurance premium surcharges in excess of stated annual premiums). The ultimate outcome of all of these other legal matters pending against the Company or its subsidiaries cannot be predicted, and, although such lawsuits are not expected to individually have a material adverse effect on the Company, such lawsuits could have, in the aggregate, a material adverse effect on the Company's consolidated financial condition, cash flows or results of operations.

                         CONSECO, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              --------------------

     CONSOLIDATED STATEMENT OF CASH FLOWS

     The following disclosures supplement our consolidated statement of cash flows:

                                                                                                Three months ended
                                                                                                     March 31,
                                                                                                -------------------
                                                                                                2002           2001
                                                                                                ----           ----
                                                                                               (Dollars in millions)
Cash flows from operating activities:
   Net income (loss).........................................................................  $(95.9)     $ 84.1
   Adjustments to reconcile net income (loss) to net cash provided by operating activities:
       Interest-only securities investment income............................................    (4.9)      (15.1)
       Cash received from interest-only securities, net......................................      .8         6.1
       Servicing income......................................................................   (16.9)      (26.8)
       Cash received from servicing activities...............................................    11.8        24.5
       Provision for losses..................................................................   198.4       115.7
       Gain on sale of finance receivables...................................................    (7.2)       (8.9)
       Amortization and depreciation.........................................................   220.1       169.1
       Income taxes..........................................................................   (78.7)       14.6
       Insurance liabilities.................................................................    33.9        27.6
       Accrual and amortization of investment income.........................................    65.6       116.5
       Deferral of cost of policies produced and purchased...................................  (145.0)     (176.9)
       Gain on sale of interest in riverboat.................................................      -       (192.4)
       Impairment charges....................................................................      -          7.9
       Special charges.......................................................................    55.5        39.6
       Minority interest.....................................................................    44.9        49.5
       Net investment losses.................................................................    52.2       113.3
       Extraordinary gain on extinguishment of debt..........................................    (6.4)        (.5)
       Other.................................................................................   (65.2)      (54.0)
                                                                                               ------      ------

         Net cash provided by operating activities...........................................  $263.0      $293.9
                                                                                               ======      ======

                                                                                               Three months ended
                                                                                                    March 31,
                                                                                               ------------------
                                                                                               2002          2001
                                                                                               ----          ----
                                                                                              (Dollars in millions)
Non-cash items not reflected in the investing and financing activities sections of the consolidated statement of cash flows:
     Issuance of common stock under stock option and employee benefit plans..................  $11.9       $  6.1
     Issuance of convertible preferred shares................................................    1.0          3.9
     Value of FELINE PRIDES retired and transferred from minority interest to common
       stock and additional paid-in capital..................................................     -         496.6
     Increase in notes payable-direct corporate obligations and decrease in other liabilities reflecting the change in the estimated fair value of interest rate
       swap agreements.......................................................................   12.4           -

                         CONSECO, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              --------------------

     SPECIAL CHARGES

     2002

     The following table summarizes the special charges incurred by the Company during the first quarter of 2002, which are further described in the paragraphs which follow (dollars in millions):

     Loss related to sales of certain finance receivables........................................    $39.3
     Costs related to debt modification and refinancing transactions.............................     12.0
     Expenses related to the immediate vesting of restricted stock issued to a former
       chief financial officer...................................................................      5.1
     Severance benefits..........................................................................      4.6
     Other items.................................................................................      8.5
                                                                                                     -----

         Special charges before income tax benefit...............................................    $69.5
                                                                                                     =====

     Loss related to sales of certain finance receivables

     During the first quarter of 2002, we recognized a loss of $39.3 million related to the sale of $253 million of certain finance receivables. Such assets were sold as part of our cash raising initiatives in order to meet our debt obligations. The sales generated free cash flow in excess of $100 million.

     Costs related to debt modification and refinancing transactions

     In conjunction with the various modifications to borrowing arrangements and refinancing transactions entered into in the first quarter of 2002, we incurred costs of $12 million which are not permitted to be deferred pursuant to GAAP.

     Expenses related to the immediate vesting of restricted stock issued to the chief financial officer

     The employment of the Company's chief financial officer was terminated in the first quarter of 2002. As a result, the vesting provisions associated with the restricted stock issued to the chief financial officer pursuant to his employment agreement were accelerated. We recognized a charge of $5.1 million related to the immediate vesting of such restricted stock in the first quarter of 2002.

     Severance benefits

     In connection with the Company's restructuring activities, we recognized severance benefits of $4.6 million in the first quarter of 2002, including $1.4 million associated with the termination of our chief financial officer.

     Other items

     Other items include expenses incurred: (i) in conjunction with the transfer of certain customer service and backroom operations to our India subsidiary; and
(ii) for other items which are not individually significant.

                         CONSECO, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              --------------------

     2001

     The following table summarizes the special charges incurred by the Company during the first quarter of 2001, which are further described in the paragraphs which follow (dollars in millions):

Organizational restructuring:
   Severance benefits............................................................................    $15.3
   Office closings and sale of artwork...........................................................      6.8
   Loss related to sale of certain finance receivables...........................................      9.0
Amounts related to disputed reinsurance balances.................................................      8.5
                                                                                                     -----

     Special charges before income tax benefit...................................................    $39.6
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

                         CONSECO, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              --------------------

     CONDENSED FINANCIAL INFORMATION OF CIHC, INCORPORATED

     CIHC, Incorporated ("CIHC"), a wholly owned subsidiary of Conseco, and the ultimate holding company for Conseco's principal subsidiaries, has guaranteed the following debt: (i) Conseco's bank credit facilities which had a principal balance of $1,493.3 million at March 31, 2002; (ii) up to $250.0 million of certain obligations of Conseco Finance; (iii) up to $545.2 million of bank loans to certain of our current and former directors, officers and key employees which were used to purchase shares of Conseco common stock; and (iv) $1,294.6 million aggregate principal amount of newly issued notes (the "new notes") which were exchanged in April 2002 for certain outstanding senior unsecured notes as described in the note entitled "Subsequent Event". The guarantees of the new notes rank junior in right of payment to CIHC's guarantee of the bank credit facilities, the guaranteed obligations of Conseco Finance and the guarantee of bank loans to certain of our current and former directors, officers and key employees.

     The following condensed financial information as of and for the three months ended March 31, 2002, summarizes the accounts of CIHC. Such condensed financial information should be read in conjunction with the consolidated financial statements of Conseco.


ASSETS

Cash and cash equivalents.........................................     $      .4
Other invested assets.............................................           3.6
Investment in wholly owned subsidiaries
    (eliminated in consolidation).................................       9,835.3
Notes receivable from Conseco Finance
    (eliminated in consolidation).................................         249.5
Receivable from subsidiaries (eliminated in consolidation)........       1,673.5
Other assets......................................................           1.6
                                                                       ---------

          Total assets............................................     $11,763.9
                                                                       =========

LIABILITIES AND SHAREHOLDER'S EQUITY

Liabilities:
    Notes payable to subsidiaries (eliminated in consolidation)...     $ 1,241.6
    Payable to subsidiaries (eliminated in consolidation).........         172.5
    Income taxes..................................................         163.4
    Other liabilities.............................................          36.4
                                                                       ---------

          Total liabilities.......................................       1,613.9
                                                                       ---------

Shareholder's equity:
    Preferred stock...............................................         255.2
    Common stock and additional paid-in capital...................       8,762.9
    Accumulated other comprehensive loss..........................        (535.1)
    Retained earnings.............................................       1,667.0
                                                                       ---------

          Total shareholder's equity..............................      10,150.0
                                                                       ---------

          Total liabilities and shareholder's equity..............     $11,763.9
                                                                       =========

                         CONSECO, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              --------------------


Revenues:
    Net investment income.........................................       $    .1
    Dividends from subsidiaries (eliminated in consolidation).....         240.0
    Fee and interest income from subsidiaries
       (eliminated in consolidation)..............................          28.1
                                                                         -------

          Total revenues..........................................         268.2
                                                                         -------

Expenses:
    Intercompany expenses (eliminated in consolidation)...........          17.3
    Operating costs and expenses..................................            .8
                                                                         -------

          Total expenses..........................................          18.1
                                                                         -------

          Income before income taxes, equity in undistributed
             earnings of subsidiaries and extraordinary gain......         250.1

Income tax expense................................................           3.8
                                                                         -------

       Income before equity in undistributed earnings
             of subsidiaries and extraordinary gain...............         246.3

Equity in undistributed earnings of subsidiaries (net of
    dividends from subsidiaries) before
    extraordinary gain (eliminated in consolidation)..............        (232.5)
                                                                         -------

       Income before extraordinary gain...........................          13.8

Extraordinary gain on extinguishment of debt, net of tax:
    Parent company................................................            -
    Subsidiary....................................................           4.0
                                                                         -------

       Net income.................................................          17.8

Preferred stock dividends.........................................           6.6
                                                                         -------

       Income applicable to common stock..........................       $  11.2
                                                                         =======

     SUBSEQUENT EVENT

     On March 18, 2002, Conseco offered to exchange up to $2.54 billion aggregate principal amount of newly issued notes for our outstanding senior unsecured notes held by "qualified institutional buyers," institutional "accredited investors", or non- U.S. persons in transactions outside the United States. The bonds to be exchanged have identical principal amounts, but the new bonds have extended maturities in exchange for an enhanced ranking in the Company's capital structure.

     The purpose of the exchange offer was to extend the maturity profile of the existing notes in order to improve our financial flexibility and to enhance our future ability to refinance public debt.

     The new notes are guaranteed on a senior subordinated basis by CIHC, Incorporated, the holding company of our principal operating subsidiaries, including the subsidiaries that engage in our insurance and finance businesses. As a result, the new notes are structurally senior to the existing notes.

     The new notes were not registered under the Securities Act of 1933, as amended, and may not be offered or sold in the United States absent registration or an exemption from registration. However, we entered into a registration rights

                         CONSECO, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              --------------------

agreement for the benefit of each exchange participant in which we agreed to file an exchange offer registration statement with the SEC with respect to the new notes.

     The public debt exchange offer was completed in April 2002.

     An aggregate of $1,294.6 million in principal amount of notes were tendered by noteholders and accepted by Conseco in the exchange offer. The results by issue are as follows:

                                                           Originally         Tendered for         %
                                                           Outstanding          Exchange       Tendered
                                                           -----------        ------------     --------


       8.50% senior notes due 2002..................      $302,299,000       $    991,000             -
       6.40% senior notes due 2003..................       250,000,000         14,936,000             6%
       8.75% senior notes due 2004..................       788,000,000        366,294,000            46%
       6.80% senior notes due 2005..................       250,000,000        150,783,000            60%
       9.00% senior notes due 2006..................       550,000,000        399,200,000            73%
       10.75% senior notes due 2008.................       400,000,000        362,433,000            91%

     The public debt maturities of the parent company are as follows:

                                                      Before Exchange(a)       After Exchange(a)
                                                      ------------------       -----------------
                                                                 (Dollars in millions)


                        2002............................... $302.3                    $301.3
                        2003...............................  313.5                     299.6
                        2004...............................  812.5                     461.1
                        2005...............................  250.0                      99.2
                        2006...............................  550.0                     517.1
                        2007...............................     -                      150.8
                        2008...............................  400.0                     436.8
                        2009...............................     -                      362.4


----------------
(a) Includes $88 million of outstanding public debt not subject to the exchange offer.


                         CONSECO, INC. AND SUBSIDIARIES
                              --------------------

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     In this section, we review Conseco's consolidated results of operations for the three months ended March 31, 2002 and 2001, and significant changes in our consolidated financial condition. Please read this discussion in conjunction with the accompanying consolidated financial statements and notes.

     Consolidated results and analysis

     The net loss applicable to common stock of $96.9 million in the first quarter of 2002, or 28 cents per diluted share, included: (i) net investment losses (net of related costs, amortization and taxes) of $34.1 million, or 10 cents per share; (ii) a loss of $35.5 million, or 10 cents per share, related to our venture capital investment in AWE; (iii) a provision for loss of $26.0 million, or 8 cents per share, related to the Company's guarantee of bank loans to directors, officers and key employees to purchase shares of Conseco common stock; (iv) special charges of $45.2 million, or 13 cents per share, as summarized in the notes to the consolidated financial statements; and (v) an extraordinary gain of $4.0 million, or 1 cent per share, related to the early retirement of debt. Net income applicable to common stock of $80.2 million in the first quarter of 2001, or 23 cents per diluted share, included: (i) net investment losses (net of related costs, amortization and taxes) of $59.1 million, or 16 cents per share; (ii) a loss of $17.5 million, or 5 cents per share, related to our venture capital investment in AWE; (iii) the gain on the sale of our interest in a riverboat of $122.6 million, or 33 cents per share;
(iv) an impairment charge of $5.0 million, or 1 cent per share, related to the Company's interest-only securities and servicing rights; (v) special charges and amounts related to discontinued lines of $15.1 million, or 4 cents per share as summarized in the note to the consolidated financial statements entitled "Special Charges"; and (vi) the extraordinary gain of $.3 million, or nil per share, related to the early retirement of debt.

     We evaluate performance and determine future earnings goals based on operating earnings which we define as income before: (i) net investment gains (losses)(less that portion of amortization of cost of policies purchased and cost of policies produced and income taxes relating to such gains (losses));
(ii) the venture capital income (loss) related to our investment in AWE; (iii) the gain on the sale of our interest in a riverboat; (iv) special items not related to the continuing operations of our businesses (including impairment charges to reduce the value of interest-only securities and servicing rights, special charges and the provision for losses related to loan guarantees); (v) the effect on amortization of the cost of policies purchased and produced of significant changes in assumptions used to estimate future gross profits of insurance businesses; (vi) the net income (loss) related to the discontinued major medical business; and (vii) the effect of accounting changes and extraordinary gain (loss) on extinguishment of debt. The criteria used by management to identify the items excluded from operating earnings include whether the item: (i) relates to other than the continuing operations of our businesses; (ii) is infrequent; (iii) is material to net income (loss); (iv) results from restructuring activities; (v) results from a change in the regulatory environment; and/or (vi) relates to the sale of an investment or the change in estimated market value of our venture capital investments. The non-operating items which may occur will vary from period to period and since these items are determined based on management's discretion, inconsistencies in the application of the criteria may exist. Operating earnings are determined by adjusting GAAP net income for the above mentioned items. While these items may be significant components in understanding and assessing our consolidated financial performance, we believe that the presentation of operating earnings enhances the understanding of our results of operations by highlighting net income attributable to the normal, recurring operations of the business and by excluding events that materially distort trends in net income. However, operating earnings are not a substitute for net income (loss) determined in accordance with GAAP.

                         CONSECO, INC. AND SUBSIDIARIES
                              --------------------

     Results of operations by segment for the three months ended March 31, 2002 and 2001

     The following tables and narratives summarize our operating results by business segment.

                                                                                            Three months ended
                                                                                                 March 31,
                                                                                            ------------------
                                                                                            2002          2001
                                                                                            ----          ----
                                                                                           (Dollars in millions)
Operating earnings from continuing operations before goodwill amortization and taxes:
     Insurance and fee-based segment operating earnings.................................   $ 163.7       $203.2
     Finance segment operating earnings.................................................      33.1         63.6
                                                                                           -------       ------

     Subtotal...........................................................................     196.8        266.8
                                                                                           -------       ------

Holding company activities:
   Corporate expenses, less charges to subsidiaries for
     services provided..................................................................      (9.6)         8.5
   Interest and dividends, net of corporate investment income...........................    (118.6)      (152.3)
   Allocation of interest to finance segment............................................        -           5.5
                                                                                           -------       ------

     Operating earnings from continuing operations
       before taxes and goodwill amortization...........................................      68.6        128.5

Taxes  .................................................................................     (28.7)       (47.7)
                                                                                           -------       ------

     Operating earnings from continuing operations before
       goodwill amortization............................................................      39.9         80.8

Goodwill amortization...................................................................       -          (26.8)
                                                                                           -------       ------

     Operating earnings from continuing operations
       applicable to common stock.......................................................      39.9         54.0
                                                                                           -------       ------

Non-operating items, net of tax:
   Net realized losses..................................................................     (34.1)       (59.1)
   Venture capital loss.................................................................     (35.5)       (17.5)
   Gain on sale of interest in riverboat................................................        -         122.6
   Impairment charge....................................................................        -          (5.0)
   Provision for losses related to loan guarantees......................................     (26.0)          -
   Special charges, discontinued lines and other
     non-recurring items................................................................     (45.2)       (15.1)
   Extraordinary gain on extinguishment of debt ........................................       4.0           .3
                                                                                           -------       ------

     Total non-operating items, net of tax..............................................    (136.8)        26.2
                                                                                           -------       ------

Net income (loss) applicable to common stock............................................   $ (96.9)      $ 80.2
                                                                                           =======       ======

                         CONSECO, INC. AND SUBSIDIARIES
                              --------------------

Insurance and fee-based operations

                                                                                            Three months ended
                                                                                                 March 31,
                                                                                            ------------------
                                                                                            2002          2001
                                                                                            ----          ----
                                                                                           (Dollars in millions)
Premiums and asset accumulation product collections:
   Annuities..........................................................................   $   391.1    $   407.6
   Supplemental health................................................................       610.1        605.9
   Life...............................................................................       214.2        223.7
                                                                                         ---------    ---------

       Collections on insurance products from continuing operations...................     1,215.4      1,237.2

   Major medical......................................................................       134.8        209.5
                                                                                         ---------    ---------

       Total collections on insurance products........................................     1,350.2      1,446.7

   Deposit type contracts.............................................................        81.8         62.6
   Mutual funds.......................................................................        88.5        111.3
                                                                                         ---------    ---------

       Total premiums and asset accumulation product collections......................   $ 1,520.5    $ 1,620.6
                                                                                         =========    =========

Average liabilities for insurance and asset accumulation products (excluding discontinued major medical business):
     Annuities:
       Mortality based................................................................   $   335.4    $   431.4
       Equity-linked..................................................................     2,455.6      2,632.7
       Deposit based..................................................................     8,834.5      8,858.1
       Separate accounts and investment trust liabilities.............................     2,395.0      2,488.8
       Health.........................................................................     5,273.5      4,983.0
     Life:
       Interest sensitive.............................................................     4,017.7      4,289.7
       Non-interest sensitive.........................................................     2,180.2      2,653.7
                                                                                         ---------    ---------

         Total average liabilities for insurance and asset
           accumulation products, net of reinsurance ceded............................   $25,491.9    $26,337.4
                                                                                         =========    =========

Revenues:
   Insurance policy income............................................................       822.1        823.1
   Net investment income:
     General account invested assets..................................................       414.8        440.8
     Equity-indexed products based on the change in
       value of the S&P 500 Call Options..............................................       (16.1)       (26.7)
     Separate account assets..........................................................       (52.5)       (49.3)
   Fee revenue and other income.......................................................        28.4         26.0
                                                                                         ---------    ---------

       Total revenues (a).............................................................     1,196.7      1,213.9
                                                                                         ---------    ---------

Expenses:
   Insurance policy benefits..........................................................       612.1        610.3
   Amounts added to policyholder account balances:
     Annuity products and interest-sensitive life products
       other than those listed below..................................................       139.0        146.1
     Equity-indexed products based on S&P 500 Index...................................         9.7          3.1
     Separate account liabilities.....................................................       (52.5)       (49.3)
   Amortization related to operations.................................................       173.2        147.2
   Interest expense on investment borrowings..........................................         7.5          4.5
   Other operating costs and expenses.................................................       144.0        148.8
                                                                                         ---------    ---------

       Total benefits and expenses (a)................................................     1,033.0      1,010.7
                                                                                         ---------    ---------

       Operating income before goodwill amortization,
         income taxes and minority interest...........................................       163.7        203.2

Goodwill amortization.................................................................          -         (26.8)
Net investment losses, including related costs and
   amortization.......................................................................       (52.5)       (90.9)
Special charges.......................................................................        (5.3)        (9.1)
                                                                                         ---------    ---------

       Income before income taxes and minority interest...............................   $   105.9    $    76.4
                                                                                         =========    =========


                                   (continued)

                         CONSECO, INC. AND SUBSIDIARIES
                              --------------------

                         (continued from previous page)

                                                                                                   Three months ended
                                                                                                        March 31,
                                                                                                   ------------------
                                                                                                   2002          2001
                                                                                                   ----          ----
                                                                                                  (Dollars in millions)
Ratios:
   Investment income, net of interest credited on annuities and universal life products and interest expense on investment borrowings, as a percentage of average liabilities for
     insurance and asset accumulation products (b).............................................     4.62%        4.45%
   Operating costs and expenses (excluding amortization of cost of policies produced and cost of policies purchased) as a
     percentage of average liabilities for insurance and asset
     accumulation products.....................................................................     2.24%        2.28%

Health loss ratios:
   All health lines:
     Insurance policy benefits.................................................................   $471.2       $450.8
     Loss ratio................................................................................    78.06%       76.45%

   Medicare Supplement:
     Insurance policy benefits.................................................................   $165.8       $167.8
     Loss ratio................................................................................    66.18%       68.84%

   Long-Term Care:
     Insurance policy benefits.................................................................   $216.9       $197.7
     Loss ratio................................................................................    95.20%       89.88%
     Interest-adjusted loss ratio..............................................................    74.61%       71.74%

   Specified Disease:
     Insurance policy benefits.................................................................    $65.5        $58.6
     Loss ratio................................................................................    69.14%       63.33%

   Other:
     Insurance policy benefits.................................................................    $23.0        $26.7
     Loss ratio................................................................................    75.29%       79.82%

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

     Collections on insurance products from continuing operations were $1.2 billion in the first quarter of 2002, down 1.8 percent from 2001. Sales of our equity-indexed products were adversely affected by the recent performance of the stock market. See "Premium and Asset Accumulation Product Collections" for further analysis.

     Average liabilities for insurance and asset accumulation products, net of reinsurance receivables, were $25.5 billion in the first quarter of 2002, down
3.2 percent from 2001. The decrease in such liabilities is primarily due to ceding approximately $870 million of insurance liabilities pursuant to reinsurance agreements entered into during the first quarter of 2002. See the notes to the consolidated financial statements under the caption "Reinsurance" for additional discussion of these reinsurance transactions.

                         CONSECO, INC. AND SUBSIDIARIES
                              --------------------

     Insurance policy income is comprised of: (i) premiums earned on policies which provide mortality or morbidity coverage; and (ii) fees and other charges made against other policies. See "Premium and Asset Accumulation Product Collections" for further analysis.

     Net investment income on general account invested assets (which excludes income on separate account assets related to variable annuities; and the income
(loss), cost and change in the fair value of S&P 500 Call Options related to equity- indexed products) was $414.8 million in the first quarter of 2002, down
5.9 percent from the same period in 2001. The average balance of general account invested assets in the first quarter of 2002 increased .6 percent to $26.2 billion compared to the same period in 2001. The yield on these assets was 6.5 percent in 2002 and 7.1 percent in 2001. The decrease reflects general decreases in investment interest rates between periods. Net investment income and the average balance of general account invested assets both reflect the transfer of a portion of our investment portfolio to reinsurers pursuant to recent agreements. See the notes to the consolidated financial statements under the caption "Reinsurance" for additional discussion of reinsurance transactions.

     Net investment income related to equity-indexed products based on the change in value of the S&P 500 Call Options represents the change in the estimated fair value of our S&P 500 Index Call Options which are purchased in an effort to cover certain benefits accruing to the policyholders of our equity-indexed products. Our equity-indexed products are designed so that the investment income spread earned on the related insurance liabilities should be more than adequate to cover the cost of the S&P 500 Call Options and other costs related to these policies. Option costs that are attributable to benefits provided were $24.9 million and $31.6 million in the first quarters of 2002 and 2001, respectively. These costs are reflected in the change in market value of the S&P 500 Call Options included in the investment income amounts. Net investment income related to equity-indexed products before this expense was $8.8 million and $4.9 million in the first quarters of 2002 and 2001, respectively. Such amounts were substantially offset by the corresponding charge to amounts added to policyholder account balances for equity-indexed products of $9.7 million and $3.1 million in the first quarters of 2002 and 2001, respectively. Such income and related charge fluctuated based on the value of options embedded in the Company's equity-indexed annuity products policyholder account balance subject to this benefit and to the performance of the S&P 500 Index to which the returns on such products are linked.

     Net investment income (loss) from separate account assets is offset by a corresponding charge (credit) to amounts added to policyholder account balances for separate account liabilities. Such income (loss) and related charge (credit) fluctuated in relationship to total separate account assets and the return earned on such assets.

     Fee revenue and other income includes: (i) revenues we receive for managing investments for other companies; and (ii) fees received for marketing insurance products of other companies. In 2002, this amount includes $6.2 million of affiliated fee revenue earned by our subsidiary in India. Such revenue is eliminated in consolidation. Excluding such affiliated income, this amount decreased in the 2002 period primarily as a result of a decrease in the market value of investments managed for others, upon which these fees are based.

     Insurance policy benefits fluctuated as a result of the factors summarized in the explanations for loss ratios related to specific products which follow. Loss ratios are calculated by taking the related insurance product's: (i) policy benefits; divided by (ii) policy income.

     The loss ratio for Medicare supplement products in 2002 periods improved primarily because of favorable claim experience. Governmental regulations generally require us to attain and maintain a loss ratio, after three years, of not less than 65 percent.

     The loss ratios for long-term care products increased in 2002, reflecting:
(i) unfavorable claim development; and (ii) the effects of the asset accumulation phase of these products. The net cash flows from our long-term care products generally result in the accumulation of amounts in the early years of a policy (accounted for as reserve increases) which will be paid out as benefits in later policy years (accounted for as reserve decreases). Accordingly, during the asset accumulation phase of these policies, the loss ratio will increase, but the increase in the change in reserve will be partially offset by investment income earned on the assets which have accumulated. The interest-adjusted loss ratio for long-term care products is calculated by taking the insurance product's (i) policy benefits less interest income on the accumulated assets which back the insurance liabilities; divided by (ii) policy income. In order to improve the profitability of the long-term care product line, we are currently selling products with higher margins and we have continued to apply for appropriate rate increases on older blocks of business.

     The loss ratio for our specified disease policies increased in the first quarter of 2002 due to unfavorable claims experience. Our general expectation is for this loss ratio to be approximately 65 percent.

     The loss ratios on our other products will fluctuate due to the smaller size of these blocks of business. The loss ratios on this business have generally been within our expectations.

     Amounts added to policyholder account balances for annuity products decreased by 4.9 percent in the first quarter of 2002 to $139.0 million as compared to the same period in the prior year. This decrease is primarily due to a smaller block of this type of annuity business in force, on the average, between periods. The weighted average crediting rates for these annuity liabilities were 4.5 percent for both the first three months of 2002 and 2001, respectively.

     Amounts added to equity-indexed products and separate account liabilities correspond to the related investment income accounts described above.

     Amortization related to operations includes amortization of: (i) the cost of policies produced; and (ii) the cost of policies purchased. Amortization generally fluctuates in relationship to the total account balances subject to amortization.

     Interest expense on investment borrowings increased along with our investment borrowing activities. Average investment borrowings were $1,597.4 million during the first three months of 2002 compared to $316.2 million during the same period of 2001. The weighted average interest rates on such borrowings were 1.9 percent and 5.7 percent during the first three months of 2002 and 2001, respectively.

     Other operating costs and expenses decreased in 2002 consistent with our cost cutting programs and the current business plans for the segment. The decreased expenses are reflected in the improved ratio of operating expenses (excluding amortization of cost of policies produced and cost of policies purchased) as a percentage of average liabilities for insurance and asset accumulation products (2.24 percent and 2.28 percent for the three month ended March 31, 2002 and 2001, respectively).

     Net investment gains (losses), including related costs and amortization fluctuate from period to period. During the first three months of 2002, we recognized net investment losses of $52.2 million, compared to $113.3 million during the comparable period of 2001. During the first three months of 2002, we recorded $29.5 million of writedowns of fixed maturity securities and other invested assets as a result of conditions which caused us to conclude a decline in fair value of the investment was other than temporary. During the first quarter of 2001, we decided to sell several securities to enhance the yield and other characteristics of our portfolio. In accordance with GAAP, we were required to recognize a writedown when it was determined that a loss would occur upon the planned sale of a security. Accordingly, we recorded $109.5 million of investment writedowns during the first three months of 2001 related to the investment restructuring activities and as a result of changes in conditions related to other investments which caused us to conclude that a decline in the fair value of the investments was other than temporary.

     When we sell securities at a gain (loss) and reinvest the proceeds at a different yield, we increase (reduce) the amortization of cost of policies purchased and cost of policies produced in order to reflect the change in future yields. Sales of fixed maturity investments resulted in an increase (reduction) in the amortization of the cost of policies purchased and the cost of policies produced of $.3 million and $(22.4) million in the first quarters of 2002 and 2001, respectively.

     Special charges in the three months ended March 31, 2002 and 2001, were $5.3 million and $9.1 million, respectively. Such charges primarily relate to severance benefits and costs incurred in conjunction with the transfer of certain customer service and backroom operations to our India subsidiary. These charges are described in greater detail in the note to the accompanying consolidated financial statements entitled "Special Charges".

                         CONSECO, INC. AND SUBSIDIARIES
                              --------------------

Finance operations

                                                                                            Three months ended
                                                                                                 March 31,
                                                                                            ------------------
                                                                                            2002          2001
                                                                                            ----          ----
                                                                                          (Dollars in millions)
Contract originations:
   Manufactured housing...............................................................   $   333.6    $   514.1
   Mortgage services..................................................................       664.7        563.7
   Retail credit......................................................................       730.1        648.4
   Consumer finance - closed-end......................................................          .2           -
   Floorplan..........................................................................       386.6        462.8
   Discontinued.......................................................................         8.3         53.2
                                                                                         ---------    ---------

     Total............................................................................   $ 2,123.5    $ 2,242.2
                                                                                         =========    =========

Sales of finance receivables:
   Manufactured housing...............................................................   $     1.7    $      -
   Mortgage services..................................................................       176.4        615.2
   Floorplan..........................................................................       126.8           -
   Discontinued lines.................................................................        89.8        802.3
                                                                                         ---------    ---------

     Total............................................................................   $   394.7    $ 1,417.5
                                                                                         =========    =========

Managed receivables (average):
   Manufactured housing...............................................................   $25,329.3    $26,226.0
   Mortgage services..................................................................    11,622.0     13,132.6
   Retail credit......................................................................     2,647.1      1,791.0
   Consumer finance - closed-end......................................................     1,387.4      1,961.9
   Floorplan..........................................................................       858.3      1,413.7
   Discontinued lines.................................................................       455.6        933.1
                                                                                         ---------    ---------

     Total............................................................................   $42,299.7    $45,458.3
                                                                                         =========    =========

Revenues:
   Net investment income:
     Finance receivables and other....................................................   $   555.4    $   552.6
     Interest-only securities.........................................................         4.9         15.1
   Gain on sales of finance receivables...............................................         7.2          8.9
   Fee revenue and other income.......................................................        68.1         87.6
                                                                                         ---------    ---------

     Total revenues...................................................................       635.6        664.2
                                                                                         ---------    ---------

Expenses:
   Provision for losses...............................................................       158.4        115.7
   Finance interest expense...........................................................       289.5        321.6
   Other operating costs and expenses.................................................       154.6        163.3
                                                                                         ---------    ---------

     Total expenses...................................................................       602.5        600.6
                                                                                         ---------    ---------

     Operating income before special charges, impairment
       charges and income taxes.......................................................        33.1         63.6

Special charges.......................................................................        47.2         13.8
Impairment charges....................................................................         -            7.9
                                                                                         ---------    ---------

     Income (loss) before income taxes................................................   $   (14.1)   $    41.9
                                                                                         =========    =========

                         CONSECO, INC. AND SUBSIDIARIES
                              --------------------

     General: Conseco's finance subsidiaries provide financing for manufactured housing, home equity, home improvements, consumer products and equipment, and provide consumer and commercial revolving credit. Finance products include both fixed-term and revolving loans and leases. Conseco also markets physical damage and other credit protection relating to the loans it services. Certain amounts have been reclassified for the change in presentation of accrued finance charges and fees at the time the related principal balance is charged-off. Effective January 1, 2002, to conform to standard industry practices as well as to maintain consistency with the Company's closed-end products, accrued interest and fees were charged against the related income at the time of charge-off. This change only impacts the retail credit business area. This change in presentation has no impact on the consolidated balance sheet and does not impact the consolidated statements of operations or cash flows in total. Any effects on net interest margin, other income and provision for losses are not material to the consolidated financial statements.

     Our securitization transactions are being structured to include provisions that entitle the Company to repurchase assets transferred to the special purpose entity when the aggregate unpaid principal balance reaches a specified level. Until these assets are repurchased, however, the assets are the property of the special purpose entity and are not available to satisfy the claims of creditors of the Company. In addition, our securitization transactions are structured so that the Company, as servicer for the loans, is able to exercise significant discretion in making decisions about the serviced portfolio. Pursuant to SFAS 140, such securitization transactions are accounted for as secured borrowings whereby the loans and securitization debt remain on the balance sheet, rather than as sales. Under the portfolio method (the accounting method required for our securitizations which are structured as secured borrowings), we recognize:
(i) earnings over the life of new loans as interest revenues are generated; (ii) interest expense on the securities which are sold to investors in the loan securitization trusts; and (iii) provisions for losses.

     During 2001 and 2002, we completed several actions with respect to Conseco Finance, including: (i) the monetization of certain on-balance sheet financial assets through sales or as collateral for additional borrowings; and (ii) cost savings and restructuring of ongoing businesses. In early 2002, we announced our decision to reduce the size of our floorplan lending business.

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

     Loan originations in the first quarter of 2002 were $2.1 billion, down 5.3 percent from 2001. The primary reason for the decrease was our decision to no longer originate certain lines of business in order to manage our growth consistent with our current business plan.

     Sales of finance receivables in the first quarters of 2002 and 2001 include the sale of $.2 billion and $1.4 billion, respectively, of finance receivables, on which we recognized gains of $7.2 million and $8.9 million, respectively. These sales are further explained below under "Gain on sale of finance receivables". We also sold $.2 billion of certain other finance receivables in the first quarter of 2002 as part of our cash raising arrangements which are explained below under "Special charges".

     Managed receivables include finance receivables recorded on our consolidated balance sheet and those managed by us but applicable to holders of asset-backed securities sold in securitizations structured in a manner that resulted in gain-on-sale revenue. Average managed receivables decreased to $42.3 billion in the first quarter of 2002, down 6.9 percent from the same period in 2001.

                         CONSECO, INC. AND SUBSIDIARIES
                              --------------------


     Net investment income on finance receivables and other consists of: (i) interest earned on finance receivables; and (ii) interest income on short-term and other investments. Such income increased by .5 percent, to $555.4 million, in the first quarter of 2002, as compared to the same period in 2001. At March 31, 2002, on-balance sheet finance receivables increased 12 percent to $18.1 billion as compared to March 31, 2001. The weighted average yields earned on finance receivables and other investments were 10.9 percent and 12.3 percent during the first quarters of 2002 and 2001, respectively. The effect of the increase in average on-balance sheet finance receivables was substantially offset by the decrease in average yield. The average yield decreased due to the decrease in prime interest rates and change in product mix of the portfolio. Future interest earned on finance receivables should increase as our average on-balance sheet finance receivables increase.

     Net investment income on interest-only securities is the income recognized on the interest-only securities we retain after we sell finance receivables. Such income decreased by 68 percent, to $4.9 million, in the first quarter of 2002, as compared to the same period in 2001. The decrease is consistent with the change in the average balance of interest-only securities. The weighted average yields earned on interest-only securities were 12.8 percent and 13.9 percent during the first quarters of 2002 and 2001, respectively. As a result of the change in the structure of our securitizations, our securitizations are accounted for as secured borrowings and we do not recognize gain-on-sale revenue or additions to interest-only securities from such transactions. Accordingly, future investment income accreted on the interest-only security will decrease, as cash remittances from the prior gain-on-sale securitizations reduce the interest-only security balances. In addition, the balance of the interest-only securities was reduced by $264.8 million during 2001 (of which $7.9 million was incurred in the first three months of 2001) due to impairment charges. Impairment charges are further explained below.

     Gain on sales of finance receivables in the first quarter of 2002 resulted from the sale of $.2 billion of finance receivables which generated net gains of $7.2 million. In the first quarter of 2001, we sold $1.4 billion of receivables including: (i) our $802.3 million vendor services loan portfolio (which was marked-to-market in the fourth quarter of 2000 and no additional gain or loss was recognized in the first quarter of 2001); (ii) $568.4 million of high-loan-to-value mortgage loans; and (iii) $46.8 million of other loans. These sales resulted in net gains of $8.9 million in the first quarter of 2001. The Company entered into a servicing agreement on the high-loan-to-value mortgage loans sold. Pursuant to the servicing agreement, the servicing fees payable to the Company are senior to all other payments of the trust which purchased the loans. The Company also holds a residual interest in certain other cash flows of the trust. The Company did not provide any guarantees with respect to the performance of the loans sold.

     Fee revenue and other income includes servicing income, commissions earned on insurance policies written in conjunction with financing transactions and other income from late fees. Such income decreased by 22 percent, to $68.1 million, in the first quarter of 2002, as compared to the same period in 2001. Such decrease is primarily due to decreases in commission income as a result of reduced origination activities and the termination of sales of single premium credit life insurance. In addition, as a result of the change in the structure of our securitizations, we no longer record an asset for servicing rights at the time of our securitizations, nor do we record servicing fee revenue; instead, the entire amount of interest income is recorded as investment income. The amount of servicing income (which is net of the amortization of servicing assets and liabilities) was $16.9 million and $26.8 million in the first quarters of 2002 and 2001, respectively. We expect servicing income to decline in future periods as the managed receivables in these securitizations are paid down.

     Provision for losses related to finance operations increased by 37 percent, to $158.4 million, in 2002, as compared to the same period in 2001. These amounts relate to our on-balance sheet receivables. The increase is principally due to the increase in loans held on our balance sheet and an increase in delinquencies. At March 31, 2002, on-balance sheet finance receivables increased 12 percent to $18.1 billion as compared to March 31, 2001. At March 31, 2002 and 2001, the 60- days-and-over delinquencies as a percentage of on-balance sheet finance receivables were 2.18 percent and 1.73 percent, respectively (such delinquency ratio was 2.19 percent at December 31, 2001). Under the portfolio method, we estimate an allowance for credit losses based upon our assessment of current and historical loss experience, loan portfolio trends, the value of collateral, prevailing economic and business conditions, and other relevant factors. Increases in our allowance for credit losses are recognized as expense based on our current assessments of such factors. For loans previously recorded as sales, the anticipated discounted credit losses over the expected life of the loans were reflected through a reduction in the gain-on-sale revenue recorded at the time of securitization.

                         CONSECO, INC. AND SUBSIDIARIES
                              --------------------

     Our credit losses as a percentage of related loan balances for our on-balance sheet portfolio have been increasing over the last several quarters (1.88 percent, 2.14 percent, 2.26 percent, 2.36 percent and 2.53 percent for the quarters ended March 31, 2001, June 30, 2001, September 30, 2001, December 31, 2001 and March 31, 2002, respectively). We believe such increases reflect: (i) the natural increase in delinquencies in some of our products as they age into periods at which we have historically experienced higher delinquencies; (ii) the increase in retail credit receivables which typically experience higher credit losses; (iii) economic factors which have resulted in an increase in defaults; and (iv) a decrease in the manufactured housing recovery rates when repossessed properties are sold given current industry levels of repossessed assets.

     At March 31, 2002, the Company had a total of 16,729 unsold manufactured housing properties (11,453 of which relate to our off-balance sheet securitizations) in repossession, compared to 13,790 properties (10,868 of which relate to our off-balance sheet securitizations) at March 31, 2001. We reduce the value of repossessed property to our estimate of net realizable value upon repossession. We liquidated 5,904 managed manufactured housing units at an average loss severity rate (the ratio of the loss realized to the principal balance of the foreclosed loan) of 58 percent in the first quarter of 2002 compared to 6,629 units at an average loss severity rate of 57 percent in the first quarter of 2001. The loss severity rate related to our on-balance sheet manufactured housing portfolio was 50 percent in the first quarter of 2002, compared to 48 percent in the first quarter of 2001. We believe the higher average severity rate in 2002 related to our on-balance sheet manufactured housing portfolio is consistent with the aging of such portfolio. The higher industry levels of repossessed manufactured homes which we believe existed in the marketplace at March 31, 2002, may adversely affect recovery rates, specifically wholesale severity, as other lenders (including lenders who have exited the manufactured home lending business) have acted to more quickly dispose of repossessed manufactured housing inventory. Additionally, the higher level of repossessed inventory that currently exists in the marketplace may make it more difficult for us to liquidate our inventory at or near historical recovery rates. In order to maintain recovery levels, we may decide to hold inventory longer, potentially causing our repossessed inventory level to temporarily grow. We believe that our severity rates are positively impacted by our use of retail channels to dispose of repossessed inventory (where the repossessed units are sold through: (i) Company-owned sales lots; or (ii) our dealer network); thus, we rely less on the wholesale channel (through which recovery rates are typically lower). We intend to continue to focus on the retail channel in an effort to maximize our recovery rates.

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

     Due to the prevailing economic conditions in 2001 and 2002, the Company increased the use of the aforementioned mitigation policies. Based on past experience, we believe these policies will reduce the ultimate losses we recognize. If we apply loss mitigation policies, we generally reflect the customer's delinquency status as not being past due. Accordingly, the loss mitigation policies favorably impact our delinquency ratios. We attempt to appropriately reserve for the effects of these loss mitigation policies when establishing loan loss reserves. These policies are also considered when we determine the value of our retained interests in securitization trusts (including interest-only securities). Loss mitigation policies were applied to
3.0 percent of average managed accounts in the first quarter of 2002, compared to 1.3 percent, 1.5 percent, 2.9 percent and 3.1 percent of average managed accounts during the first, second, third and fourth quarters of 2001, respectively.

     Finance interest expense decreased by 10 percent, to $289.5 million, in the first quarter of 2002, as compared to the same period in 2001. Such decrease was the net result of: (i) increased borrowings to fund the increased finance receivables; and (ii) lower average borrowing rates. Our average borrowing rate decreased to 6.1 percent in the first quarter of 2002 from 7.6 percent in the first quarter of 2001. The decrease in average borrowing rates in 2002 as compared to the same period in 2001 is primarily due to the decrease in the general interest rate environment between periods.

     Other operating costs and expenses include the costs associated with servicing our managed receivables, and non- deferrable costs related to originating new loans. Such expenses decreased by 5.3 percent, to $154.6 million, in the first quarter of 2002, as compared to the same period in 2001. Such costs have decreased as we have begun to realize the cost savings from the previously announced restructuring of Conseco Finance.

                         CONSECO, INC. AND SUBSIDIARIES
                              --------------------

     Special charges in the finance segment for the first quarter of 2002 include: (i) the loss of $39.3 million related to the sales of certain finance receivables of $253 million (such assets were sold as part of our cash raising initiatives which generated free cash flow in excess of $100 million in order to meet our debt obligations); (ii) a $7.0 million fee paid pursuant to amended financing arrangements; and (iii) other restructuring charges of $.9 million. Special charges recorded in the first quarter of 2001 include: (i) the loss related to the sale of certain finance receivables of $9.0 million; and (ii) severance benefits of $4.8 million. These charges are described in greater detail in the note to the accompanying financial statements entitled "Special Charges".

     Impairment charges represent reductions in the value of our retained interests in securitization trusts (including interest- only securities and servicing rights) recognized as a loss in the statement of operations. We carry interest-only securities at estimated fair value, which is determined by discounting the projected cash flows over the expected life of the receivables sold using current prepayment, default, loss and interest rate assumptions. We consider any potential payments related to the guarantees of certain lower rated securities issued by the securitization trusts in the projected cash flows used to determine the value of our interest-only securities. When declines in value considered to be other than temporary occur, we reduce the amortized cost to estimated fair value and recognize a loss in the statement of operations. The assumptions used to determine new values are based on our internal evaluations. Under current accounting rules (pursuant to EITF 99-20) which we adopted effective July 1, 2000, declines in the value of our interest-only securities are recognized when: (i) the fair value of the security is less than its carrying value; and (ii) the timing and/or amount of cash expected to be received from the security has changed adversely from the previous valuation which determined the carrying value of the security. When both occur, the security is written down to fair value.

     We recognized an impairment charge (net of adjustments to the valuation allowance associated with our servicing rights) of $7.9 million in the first quarter of 2001 for the interest-only securities that were not performing as well as expected based on our previous valuation estimates.

                         CONSECO, INC. AND SUBSIDIARIES
                              --------------------

     The credit quality of managed finance receivables was as follows:

                                                                                March 31,      December 31,
                                                                                  2002             2001
                                                                                  ----             ----
60-days-and-over delinquencies as a percentage of managed finance receivables at period end:
     Manufactured housing....................................................     2.33%            2.45%
     Mortgage services (a)...................................................     1.18             1.23
     Retail credit...........................................................     3.16             3.39
     Consumer finance - closed-end...........................................      .86             1.08
     Floorplan...............................................................      .63              .58
     Discontinued lines......................................................     2.36             3.50
       Total.................................................................     1.99%            2.10%

Net credit losses incurred during the last twelve months as a percentage of average managed finance receivables during the period:
     Manufactured housing....................................................     2.21%            2.14%
     Mortgage services.......................................................     2.03             1.95
     Retail credit...........................................................     6.69             6.65
     Consumer finance - closed-end...........................................     2.77             2.50
     Floorplan...............................................................     1.14             1.00
     Discontinued lines......................................................     7.78             5.73
       Total.................................................................     2.47%            2.35%

Repossessed collateral inventory as a percentage of managed finance receivables at period end (b):
     Manufactured housing....................................................     2.74%            2.45%
     Mortgage services (c)...................................................     4.35             4.07
     Retail credit...........................................................      .18              .13
     Consumer finance - closed-end...........................................     1.07             1.03
     Floorplan...............................................................      .81              .69
     Discontinued lines......................................................     3.14             4.20
       Total.................................................................     2.94%            2.68%

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


                         CONSECO, INC. AND SUBSIDIARIES
                              --------------------

     The credit quality of on-balance sheet finance receivables was as follows:

                                                                                March 31,      December 31,
                                                                                  2002             2001
                                                                                  ----             ----
60-days-and-over delinquencies as a percentage of managed finance receivables at period end:
     Manufactured housing....................................................     3.11%            3.08%
     Mortgage services (a)...................................................      .95              .94
     Retail credit...........................................................     3.16             3.39
     Consumer finance - closed-end...........................................      .92             1.33
     Floorplan...............................................................      .63              .58
     Discontinued lines......................................................     1.94             2.72
       Total.................................................................     2.18%            2.19%

Net credit losses incurred during the last twelve months as a percentage of average on-balance sheet finance receivables during the period:
     Manufactured housing....................................................     1.96%            1.87%
     Mortgage services.......................................................     1.71             1.53
     Retail credit...........................................................     6.69             6.65
     Consumer finance - closed-end...........................................     2.26             2.02
     Floorplan...............................................................     1.14             1.00
     Discontinued lines......................................................     5.49             4.66
       Total.................................................................     2.53%            2.36%

Repossessed collateral inventory as a percentage of on-balance sheet finance receivables at period end (b) (c):
     Manufactured housing....................................................     2.88%            2.41%
     Mortgage services (d)...................................................     3.86             3.50
     Retail credit...........................................................      .18              .13
     Consumer finance - closed-end...........................................     1.20             1.15
     Floorplan...............................................................      .81              .69
     Discontinued lines......................................................     2.02             2.92
       Total.................................................................     2.72%            2.37%

--------------------

(a)  60-days-and-over delinquencies exclude loans in foreclosure.
(b) Ratio of: (1) outstanding loan principal balance related to the repossessed inventory (before writedown) to: (2) total receivables.
(c) Although the ratio is calculated using the outstanding loan principal balance related to the repossessed inventory, the repossessed inventory is written down to net realizable value at the time of repossession or completed foreclosure.
(d) Repossessed collateral inventory includes loans in the process of foreclosure.


                         CONSECO, INC. AND SUBSIDIARIES
                              --------------------

Corporate operations

                                                                                            Three months ended
                                                                                                 March 31,
                                                                                            ------------------
                                                                                            2002          2001
                                                                                            ----          ----
                                                                                           (Dollars in millions)
Corporate operations:
   Interest expense on corporate debt, net of investment
     income on cash and cash equivalents..............................................     $ (72.8)      $(98.9)
   Allocation of interest expense to the finance segment..............................          -           5.5
   Investment income..................................................................          -           4.4
   Other items........................................................................        (9.6)         4.1
                                                                                           -------       ------

       Operating loss before non-operating items, income
         taxes and minority interest..................................................       (82.4)       (84.9)

   Provision for losses and expense related to stock purchase
     plan.............................................................................       (40.0)          -
   Venture capital loss related to investment in
     AWE, net of related expenses.....................................................       (54.5)       (26.9)
   Discontinued major medical business................................................          -          (7.9)
   Gain on sale of interest in riverboat..............................................          -         192.4
   Special charges....................................................................       (17.0)       (16.7)
                                                                                           -------       ------

       Income (loss) before income taxes and minority
         interest.....................................................................     $(193.9)      $ 56.0
                                                                                           =======       ======

     Interest expense on corporate debt, net of investment income on cash and cash equivalents has decreased as a result of the repayment of debt and lower interest rates. Amounts allocated to the finance segment have decreased as Conseco Finance has repaid debt owed to the parent. The average debt outstanding was $4.1 billion and $5.0 billion in the first three months of 2002 and 2001, respectively. The average interest rate on such debt was 7.3 percent and 8.4 percent in the first three months of 2002 and 2001, respectively.

     Investment income includes the income from our investment in a riverboat casino (prior to its sale in the first quarter of 2001) and miscellaneous other income.

     Other items include general corporate expenses, net of amounts charged to subsidiaries for services provided by the corporate operations.

     Provision for losses and expense related to stock purchase plan represents the non-cash provision we established in connection with: (i) our guarantees of bank loans to approximately 155 current and former directors, officers and key employees and our related loans for interest; and (ii) the liability related to the pay for performance benefits related to the loan program. The funds from the bank loans were used by the participants to purchase approximately 18.0 million shares of Conseco common stock. In the three months ended March 31, 2002, we increased our reserve by $40.0 million in connection with these guarantees and loans. At March 31, 2002, the reserve for losses on the loan guarantees and the liability related to the pay for performance benefits totaled $460.0 million. The outstanding balance on the bank loans was $545.2 million. In addition, Conseco has provided loans to participants for interest on the bank loans totaling $151.3 million.

     Venture capital income (loss) relates to our investment in TeleCorp, a company in the wireless communication business. In the first quarter of 2002, AWE acquired TeleCorp. Pursuant to the merger agreement, our shares of TeleCorp were converted into 11.4 million shares of AWE. This transaction is described in greater detail in the note to the accompanying financial statements entitled "Venture Capital Investment in AT&T Wireless Services, Inc." Our investment in AWE is carried at estimated fair value, with changes in fair value recognized as investment income. The market values of AWE and many other companies in this sector have been subject to volatility in recent periods.

                         CONSECO, INC. AND SUBSIDIARIES
                              --------------------


     The discontinued major medical business includes individual and group major medical health insurance products. These lines of business had losses of $7.9 million in the first quarter of 2001. These lines of business did not incur additional losses in the first quarter of 2002.

     Gain on sale of interest in riverboat represents the gain recognized in the first quarter of 2001 as a result of our sale of our 29 percent ownership interest in the riverboat casino in Lawrenceberg, Indiana, for $260 million.

     Special charges in corporate operations for 2002 include: (i) $5.0 million of expenses associated with modifications to the Company's bank credit facility;
(ii) $5.1 million of expenses related to the immediate vesting of restricted stock issued to a former chief financial officer; (iii) severance benefits of $2.7 million; and (iv) other items totaling $4.2 million. Special charges in 2001 include: (i) severance benefits of $1.4 million; (ii) amounts related to office closings and the sale of artwork totaling $6.8 million; and (iii) amounts related to disputed reinsurance balances totaling $8.5 million. These charges are described in greater detail in the note to the accompanying consolidated financial statements entitled "Special Charges".

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

     Agents, insurance brokers and marketing companies who market our products and prospective purchasers of our products use the ratings of our insurance subsidiaries as an important factor in determining which insurer's products to market or purchase. Ratings have the most impact on our annuity and interest-sensitive life insurance products. A.M. Best has assigned financial strength ratings of A- (Excellent) to our principal insurance subsidiaries. On October 3, 2001, A.M. Best placed the Company's principal insurance subsidiaries "under review with negative implications" following our announcement regarding charges to be taken in the third quarter of 2001. We are not able to predict whether the Company's principal insurance subsidiaries will maintain their current A- ratings. If such ratings are downgraded, sales of our insurance products could fall significantly and existing policyholders may redeem or lapse their policies, causing a material and adverse impact on our financial results and liquidity.

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

                         CONSECO, INC. AND SUBSIDIARIES
                              --------------------

     Total premiums and accumulation product collections were as follows:

                                                                                            Three months ended
                                                                                                 March 31,
                                                                                            ------------------
                                                                                            2002       2001(a)
                                                                                            ----       -------
                                                                                           (Dollars in millions)
Premiums collected by our insurance subsidiaries:
   Annuities:
     Equity-indexed (first-year)......................................................    $   64.7     $   85.4
     Equity-indexed (renewal).........................................................        10.0         11.5
                                                                                          --------     --------
       Subtotal - equity-indexed annuities............................................        74.7         96.9
                                                                                          --------     --------
     Other fixed (first-year).........................................................       193.6        188.4
     Other fixed (renewal)............................................................         9.9          9.4
                                                                                          --------     --------
       Subtotal - other fixed annuities...............................................       203.5        197.8
                                                                                          --------     --------
     Variable (first-year)............................................................        91.2         93.0
     Variable (renewal)...............................................................        21.7         19.9
                                                                                          --------     --------
       Subtotal - variable annuities..................................................       112.9        112.9
                                                                                          --------     --------

       Total annuities................................................................       391.1        407.6
                                                                                          --------     --------

   Supplemental health:
     Medicare supplement (first-year).................................................        43.2         25.8
     Medicare supplement (renewal)....................................................       218.7        229.6
                                                                                          --------     --------
       Subtotal - Medicare supplement.................................................       261.9        255.4
                                                                                          --------     --------
     Long-term care (first-year)......................................................        25.3         26.7
     Long-term care (renewal).........................................................       200.4        198.8
                                                                                          --------     --------
       Subtotal - long-term care......................................................       225.7        225.5
                                                                                          --------     --------
     Specified disease (first-year)...................................................         9.7         10.3
     Specified disease (renewal)......................................................        83.4         84.7
                                                                                          --------     --------
       Subtotal - specified disease...................................................        93.1         95.0
                                                                                          --------     --------
     Other health (first-year)........................................................         3.5          2.8
     Other health (renewal)...........................................................        25.9         27.2
                                                                                          --------     --------
       Subtotal - other health........................................................        29.4         30.0
                                                                                          --------     --------

       Total supplemental health......................................................       610.1        605.9
                                                                                          --------     --------

   Life insurance:
     First-year.......................................................................        29.0         28.7
     Renewal..........................................................................       185.2        195.0
                                                                                          --------     --------

       Total life insurance...........................................................       214.2        223.7
                                                                                          --------     --------

       Collections on insurance products from continuing
         operations...................................................................     1,215.4      1,237.2
                                                                                          --------     --------

   Individual and group major medical:
     Individual (first-year)..........................................................         9.6         39.2
     Individual (renewal).............................................................        35.6         63.4
                                                                                          --------     --------
       Subtotal - individual..........................................................        45.2        102.6
                                                                                          --------     --------
     Group (first-year)...............................................................          .3          5.6
     Group (renewal)..................................................................        89.3        101.3
                                                                                          --------     --------
       Subtotal - group...............................................................        89.6        106.9
                                                                                          --------     --------

       Total major medical............................................................       134.8        209.5
                                                                                          --------     --------

     Total first-year premium collections on insurance
       products.......................................................................       470.1        505.9
     Total renewal premium collections on insurance
       products.......................................................................       880.1        940.8
                                                                                          --------     --------

       Total collections on insurance products........................................    $1,350.2     $1,446.7
                                                                                          ========     ========

Mutual funds (excludes variable annuities)............................................    $   88.5     $  111.3
                                                                                          ========     ========

Deposit type contracts................................................................    $   81.8     $   62.6
                                                                                          ========     ========




                         CONSECO, INC. AND SUBSIDIARIES
                              --------------------


---------------

(a) Certain amounts related to deposit type contracts have been reclassified to a separate category, to conform to the 2002 presentation.

     Annuities include equity-indexed annuities, other fixed annuities and variable annuities sold through both career agents and professional independent producers.

     We introduced our first equity-indexed annuity product in 1996. The accumulation value of these annuities is credited with interest at an annual guaranteed minimum rate of 3 percent (or, including the effect of applicable sales loads, a 1.7 percent compound average interest rate over the term of the contracts). These annuities provide for potentially higher returns based on a percentage of the change in the S&P 500 Index during each year of their term. We purchase S&P 500 Call Options in an effort to hedge increases to policyholder benefits resulting from increases in the S&P 500 Index. Total collected premiums for this product were $74.7 million in the first quarter of 2002 compared with $96.9 million in the first quarter of 2001. The decrease can be attributed to the general stock market performance which has made other investment products more attractive.

     Other fixed rate annuity products include single-premium deferred annuities ("SPDAs"), flexible-premium deferred annuities ("FPDAs") and single-premium immediate annuities ("SPIAs"), which are credited with a declared rate. The demand for traditional fixed-rate annuity contracts has increased as such products became more attractive than equity-indexed or variable annuity products due to the general stock market performance. SPDA and FPDA policies typically have an interest rate that is guaranteed for the first policy year, after which we have the discretionary ability to change the crediting rate to any rate not below a guaranteed rate. The interest rate credited on SPIAs is based on market conditions existing when a policy is issued and remains unchanged over the life of the SPIA. Annuity premiums on these products increased by 2.9 percent, to $203.5 million, in the first quarter of 2002, as compared to the same period in 2001.

     Variable annuities offer contract holders the ability to direct premiums into specific investment portfolios; rates of return are based on the performance of the portfolio. Our profits on variable annuities come from the fees charged to contract holders. Variable annuity collected premiums in the first quarter of 2002, were comparable to the same period in 2001.

     Supplemental health products include Medicare supplement, long-term care, specified disease and other insurance products distributed through a career agency force and professional independent producers. Our profits on supplemental health policies depend on the overall level of sales, the length of time the business remains in force, investment yields, claim experience and expense management.

     Collected premiums on Medicare supplement policies increased by 2.5 percent to $261.9 million, in the first quarter of 2002, as compared to the same period in 2001. Sales of Medicare supplement policies have been affected by increased premium rates and sales volume.

     Premiums collected on long-term care policies in the first quarter of 2002 were comparable to the same period in 2001.

     Premiums collected on specified disease policies during the first quarter of 2002 were comparable to the same period in 2001.

     Other health products include various health insurance products that are not currently being actively marketed. Premiums collected in the 2002 period were comparable to the 2001 period. Since we no longer actively market these products, we expect collected premiums to decrease in future years. The in-force business continues to be profitable.

     Life products are sold through career agents, professional independent producers and direct response distribution channels. Life premiums collected decreased by 4.2 percent to $214.2 million in the first quarter of 2002, as compared to the same period in 2001.

     Individual and group major medical products include major medical health insurance products sold to individuals and groups. In the second half of 2001, we began the process of non-renewing a large portion of our major medical business. In early 2002, we decided to non-renew all inforce individual and small group business and discontinue new sales. Group

                         CONSECO, INC. AND SUBSIDIARIES
                              --------------------

premiums decreased by 16 percent, to $89.6 million, in the first quarter of 2002, as compared to the same period in the prior year. Individual health premiums collected in the first quarter of 2002 decreased by 56 percent, to $45.2 million, as compared to the same period in the prior year. These premiums will decrease substantially during the remainder of 2002 and subsequent periods.

     Mutual fund sales decreased 20 percent to $88.5 million in the first quarter of 2002, as compared to the same period in the prior year. Mutual fund sales have been adversely affected by the recent performance of the stock market and as a result of our decreased marketing efforts.

     Deposit type contracts include guaranteed interest contracts, supplemental contracts without life contingencies and other deposit funds. Amounts collected from deposit type contracts increased by 31 percent, to $81.8 million, in the first quarter of 2002, as compared to the same period in the prior year. Such amounts often fluctuate from period-to-period.

     LIQUIDITY AND CAPITAL RESOURCES

     Changes in our consolidated balance sheet between March 31, 2002 and December 31, 2001, reflect: (i) our operating results; (ii) our origination of finance receivables; (iii) the transfer of finance receivables to securitization trusts and sale of notes to investors in transactions accounted for as secured borrowings; (iv) changes in the fair value of actively managed fixed maturity securities and interest-only securities; and (v) various financing and reinsurance transactions (described in the notes to the accompanying consolidated financial statements).

     In accordance with GAAP, we record our actively managed fixed maturity investments, interest-only securities, equity securities and certain other invested assets at estimated fair value with any unrealized gain or loss (excluding impairment losses which are recognized through earnings), net of tax and related adjustments, recorded as a component of shareholders' equity. At March 31, 2002, we decreased the carrying value of such investments by $977.2 million as a result of this fair value adjustment. The fair value adjustment resulted in a $816.0 million decrease in carrying value at year-end 2001.

     Total capital shown below excludes debt of the finance segment used to fund finance receivables.

                                                                              March 31,      December 31,
                                                                                2002             2001
                                                                                ----             ----
                                                                                (Dollars in millions)
Total capital, excluding accumulated other comprehensive loss:
    Corporate notes payable..............................................   $ 4,092.8        $ 4,087.6

    Company-obligated mandatorily redeemable preferred
       securities of subsidiary trusts...................................     1,916.2          1,914.5

    Shareholders' equity:
       Preferred stock...................................................       500.6            499.6
       Common stock and additional paid-in capital.......................     3,496.2          3,484.3
       Retained earnings.................................................     1,111.2          1,208.1
                                                                            ---------        ---------

          Total shareholders' equity, excluding accumulated
             other comprehensive loss....................................     5,108.0          5,192.0
                                                                            ---------        ---------

          Total capital, excluding accumulated other comprehensive
             loss........................................................    11,117.0         11,194.1

Accumulated other comprehensive loss.....................................      (495.7)          (439.0)
                                                                            ---------        ---------

          Total capital..................................................   $10,621.3        $10,755.1
                                                                            =========        =========

                         CONSECO, INC. AND SUBSIDIARIES
                              --------------------

     Corporate notes payable increased during the first three months of 2002 primarily due to: (i) the change in the market-to-market adjustment relating to our interest rate swap agreements; partially offset by (ii) additional debt costs capitalized related to amending our bank credit facility.

     Shareholders' equity, excluding accumulated other comprehensive loss, decreased by $84.0 million in the first three months of 2002, to $5.1 billion. The significant component of the decrease was our net loss of $95.9 million. The accumulated other comprehensive loss increased by $56.7 million, principally related to the decrease in the fair value of our insurance companies' investment portfolio.

     Book value per common share outstanding decreased to $11.88 at March 31, 2002, from $12.34 at December 31, 2001. Such change was primarily attributable to the factors discussed in the previous paragraph. Excluding accumulated other comprehensive loss, book value per common share outstanding was $13.32 at March 31, 2002, and $13.61 at December 31, 2001.

     Goodwill (representing the excess of the amounts we paid to acquire companies over the fair value of net assets acquired in transactions accounted for as purchases) was $3,695.4 million at both March 31, 2002 and December 31, 2001. Goodwill as a percentage of shareholders' equity was 80 percent and 78 percent at March 31, 2002 and December 31, 2001, respectively. Goodwill as a percentage of total capital, excluding accumulated other comprehensive loss, was 33 percent at both March 31, 2002 and December 31, 2001. Amortization of goodwill totaled $27.5 million during the first three months of 2001.

     The FASB issued SFAS 141 and SFAS 142 in June 2001. Under the new rules, intangible assets with an indefinite life are no longer amortized in periods subsequent to December 31, 2001, but will be subject to annual impairment tests (or more frequent under certain circumstances), effective January 1, 2002. The Company has determined that all of its goodwill has an indefinite life and is therefore subject to the new rules. Application of the nonamortization provisions is expected to improve our financial results by approximately $110 million (approximately $.29 per share based on diluted shares outstanding for the year ended December 31, 2001, without adjustment for antidilution) in the year ended December 31, 2002.

     SFAS 141 requires that all business combinations initiated after June 30, 2001 be accounted for using the purchase method, and prospectively prohibits the use of the pooling-of-interests method. Conseco accounted for its 1998 acquisition of Green Tree Financial Corporation (subsequently renamed "Conseco Finance") using the pooling-of-interests method. The new rules do not permit us to change the method of accounting for previous acquisitions accounted for using the pooling-of-interests method. Pursuant to SFAS 142, the goodwill impairment test has two-steps. For Conseco, the first step consists of determining the estimated fair value of the business units comprising our insurance segment (since all of our goodwill relates to the insurance segment, the goodwill impairment test is not relevant to the finance business). The estimated fair value will be compared to the unit's book value. If the estimated fair value exceeds the carrying amount, the test is complete and goodwill is not impaired. If the fair value is less than the carrying value, the second step of the impairment test must be performed. Although SFAS 142 is required to be adopted as of January 1, 2002, the transition provision gives the Company until June 30, 2002 to complete the first step of the initial impairment test. The significant factors used to determine the estimated fair value of our insurance business include analyses of industry market valuation, historical and projected performance of the Company, discounted cash flow analysis and the current market value of our common stock. Conseco expects to complete step 1 prior to the June 30, 2002 deadline. At March 31, 2002, the closing market price of a share of Conseco common stock was $4.46 compared to the book value per common share, excluding accumulated other comprehensive income (loss), of $13.61. Pursuant to the guidance in SFAS 142, quoted market prices in active markets are the best evidence of fair value and shall be used as the basis for measurement, if available. However, the market value of our common stock is only partially based on the value of our insurance segment, and therefore, need not be the sole basis of the determination of the fair value of the insurance segment. Although all of the analyses required to complete step 1 have not yet been completed, Conseco believes that the carrying value of the business units comprising our insurance segment will exceed their estimated fair value and that we will be required to complete the second step, which must be completed by the end of 2002. This step is more complex than the first because it involves the valuation of all assets and liabilities, and then comparison of the business unit's "implied goodwill" with the carrying value of its goodwill. If the carrying value exceeds the implied value in the initial application of this standard, an impairment loss is recognized as a cumulative effect of a change in accounting standard. Subsequent impairments, if any, would be classified as an operating expense.

                         CONSECO, INC. AND SUBSIDIARIES
                              --------------------

     The Company is currently evaluating the carrying value of goodwill under this standard and expects to be able to meet the transitional time line described above. We expect to record some level of impairment of goodwill in 2002 as a result of adopting this standard; however, the amount of such impairment, which could be material, is unknown at this time and is dependent upon the calculation of the estimated fair market value of the insurance segment, which is currently in process. If we determine that an impairment charge is necessary based on our initial test, the rules require that we recognize the charge in the first quarter of 2002 (through restatement of first quarter results, since such impairment test will be completed subsequent to March 31, 2002, as permitted by the transition provisions of the new rules). Although this standard will increase the Company's results of operations in the future due to the elimination of goodwill amortization from our statement of operations, any impairments would result in a charge calculated as discussed in the preceding paragraphs. In the first quarter of 2002, our bank credit facilities were amended so that any charges taken to write off goodwill to the extent required by SFAS 142 will be excluded from the various financial ratios and covenants we are required to meet or maintain.

     The following table summarizes certain financial ratios as of and for the three months ended March 31, 2002, and as of and for the year ended December 31, 2001:

                                                                                                March 31,     December 31,
                                                                                                  2002            2001
                                                                                                  ----            ----
Book value per common share:
   As reported...............................................................................   $ 11.88          $12.34
   Excluding accumulated other comprehensive income (loss) (a)...............................     13.32           13.61
   Excluding goodwill and accumulated other comprehensive income (loss) (a)..................      2.64            2.89

Ratio of earnings to fixed charges:
   As reported...............................................................................         (h)             (f)
   Excluding interest expense on direct third party debt of Conseco Finance (b)..............         (h)             (f)

Ratio of operating earnings to fixed charges (c):
   As reported...............................................................................       1.19X           1.26X
   Excluding interest expense on direct third party debt of Conseco Finance (b)..............       1.87X           2.09X

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

Ratio of operating earnings to fixed charges, preferred dividends and distributions on Company-obligated mandatorily redeemable preferred securities of subsidiary trusts (c):
     As reported.............................................................................       1.06X           1.12X
     Excluding interest expense on direct third party debt of Conseco Finance (b)............       1.18X           1.37X

Rating agency ratios (a) (d) (e):
   Corporate debt to total capital...........................................................         37%             37%
   Corporate debt and Company-obligated mandatorily redeemable preferred securities
     of subsidiary trusts to total capital...................................................         54%             54%

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


                         CONSECO, INC. AND SUBSIDIARIES
                              --------------------

(c) Such ratios exclude the following items from earnings: (i) net investment gains (losses)(less that portion of amortization of cost of policies purchased and cost of policies produced and income taxes relating to such gains (losses)); (ii) the venture capital income (loss) related to our investment in AWE; (iii) the gain on the sale of our interest in a riverboat; (iv) special items not related to the continuing operations of our businesses (including impairment charges to reduce the value of interest-only securities and servicing rights, special charges and the provision for losses related to loan guarantees); (v) the effect on amortization of the cost of policies purchased and produced of significant changes in assumptions used to estimate future gross profits of insurance businesses; and (vi) the net income (loss) related to the discontinued major medical business. Operating earnings are determined by adjusting GAAP net income for the above mentioned items. While these items may be significant components in understanding and assessing our consolidated financial performance, we believe that the presentation of operating earnings enhances the understanding of our results of operations by highlighting net income attributable to the normal, recurring operations of the business and by excluding events that materially distort trends in net income.

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

(h) For such ratios, adjusted earnings were $102.1 million less than fixed charges. Adjusted earnings for the three months ended March 31, 2002, included: (i) special charges of $69.5 million; and (ii) provision for losses related to loan guarantees of $40.0 million, as described in greater detail in the notes to the accompanying consolidated financial statements.

(i) For such ratios, adjusted earnings were $148.5 million less than fixed charges. Adjusted earnings for the three months ended March 31, 2002, included: (i) special charges of $69.5 million; and (ii) provision for losses related to loan guarantees of $40.0 million, as described in greater detail in the notes to the accompanying consolidated financial statements.

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

                         CONSECO, INC. AND SUBSIDIARIES
                              --------------------

arose. In addition, investments could be used to facilitate borrowings under reverse-repurchase agreements or dollar-roll transactions. Such borrowings have been used by the life insurance companies from time to time to increase their return on investments and to improve liquidity.

     Liquidity for finance operations

     Our finance operations require cash to originate finance receivables. Our primary sources of cash are: (i) the collection of receivable balances; (ii) proceeds from the issuance of debt, certificates of deposit and securitization and sales of loans; and (iii) cash provided by operations. During 2001 and the first quarter of 2002, the finance segment significantly slowed the origination of finance receivables. This strategy allowed the finance segment to enhance net interest margins, to reduce the amount of cash required for new loan originations, and to transfer cash to the parent company.

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

     Under certain securitization structures, we have provided a variety of credit enhancements, which have taken the form of corporate guarantees (although we have not provided such guarantees during 2001 and the first quarter of 2002), but have also included bank letters of credit, surety bonds, cash deposits and over-collateralization or other equivalent collateral. When choosing the appropriate structure for a securitization of loans, we analyze the cash flows unique to each transaction, as well as its marketability and projected economic value. The structure of each securitized transaction depends, to a great extent, on conditions in the fixed-income markets at the time the transaction is completed, as well as on cost considerations and the availability and effectiveness of the various enhancement methods.

     During the first quarter of 2002, we completed three transactions, securitizing $1.0 billion of finance receivables. Such securitizations were generally executed under favorable market conditions although our spreads decreased from the fourth quarter of 2001. Adverse changes in the securitization market could impair our ability to originate, purchase and sell loans or other assets on a favorable or timely basis and could have an adverse effect on our liquidity. We continue to be able to finance loans through: (i) our warehouse and bank credit facilities; (ii) the sale of securities through securitization transactions; or (iii) whole-loan sales.

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

     At May 7, 2002, we had $3.8 billion (of which $1.9 billion is committed) in master repurchase agreements, commercial paper conduit facilities and other facilities with various banking and investment banking firms for the purpose of financing our consumer and commercial finance loan production. If we were unable to securitize our finance receivables, our capacity under these facilities would have to increase for our loan originations to continue. These facilities typically provide financing of a certain percentage of the underlying collateral and are subject to the availability of eligible collateral and, in many cases, the willingness of the banking firms to continue to provide financing. Some of these agreements provide for annual terms which are extended either quarterly or semi-annually by mutual agreement of the parties for an additional annual term based upon receipt of updated quarterly financial information. At March 31, 2002, we had borrowed $2.0 billion under these agreements, leaving $1.8 billion available to borrow (of which approximately $.3 billion is committed). Such amounts reflect the renewal of one of our master repurchase agreements on May 3, 2002, for an additional annual term. The renewed agreement has a committed capacity of $200.0 million (under which we had $40.4 million outstanding at March 31, 2002). Although we expect to be able to obtain replacement financing when our current facilities expire, there can be no assurance that financing will be obtainable on favorable terms, if at all. To the extent that we are unable to arrange any third party or other financing, our loan origination activities would be adversely affected, which could have a material adverse effect on our operations, financial results and cash position.

     During the first quarter of 2002, Conseco Finance repurchased $46.9 million par value of its senior subordinated notes and medium term notes resulting in an extraordinary gain of $4.0 million (net of income taxes). In March 2002, Conseco Finance completed a tender offer pursuant to which it purchased $75.8 million par value of its senior subordinated notes due June 2002. The purchase price was equal to 100 percent of the principal amount of the notes plus accrued interest. The remaining principal amount outstanding of the senior subordinated notes after giving effect to the tender offer and other debt repurchases completed prior to the tender offer is $34.8 million.

     In April 2002, Conseco Finance completed a tender offer pursuant to which it purchased $158.5 million par value of its medium term notes due September 2002 and $3.7 million par value of its medium term notes due April 2003. The purchase price was equal to 100 percent of the principal amount of the notes plus accrued interest. The remaining principal amount outstanding of the medium term notes after giving effect to the tender offer and other debt repurchases completed prior to the tender offer is $8.2 million due September 2002.

     We continually investigate and pursue alternative and supplementary methods to finance our lending operations. In late 1998, we began issuing certificates of deposit through our bank subsidiaries. At March 31, 2002, we had $1,859.4 million of such deposits outstanding which are recorded as liabilities related to certificates of deposit. The average annual rate paid on these deposits was
4.5 percent during the first quarter of 2002. We use the proceeds from the issuance of the certificates of deposit to fund the origination of certain consumer/credit card finance receivables.

     Our finance segment generated cash flows from operating activities, as determined in accordance with Financial Accounting Standards Board Statement No. 95, "Statement of Cash Flows", of $177.4 million during the first quarter of 2002, compared to $93.2 million in the first quarter of 2001.

     Based on our current assumptions and expectations as to future events related to the loans underlying our interest-only securities, we have projected that the adverse default experience in 2001 will continue into the second quarter of 2002 and then improve over time. As a result of these assumptions, we project that payments related to guarantees issued in conjunction with the sales of certain finance receivables will exceed the gross cash flows from the interest-only securities by approximately $90 million in 2002 and $60 million in 2003. We project the gross cash flows from the interest-only securities to exceed the payments related to guarantees issued in conjunction with the sales of certain finance receivables by approximately $5 million in 2004, $15 million in 2005, and by approximately $580 million in all years thereafter. These projected payments are considered in the projected cash flows we use to value our interest-only securities.

     In the first quarter of 2002, we entered into various transactions with Lehman pursuant to which Lehman extended the terms of Conseco Finance's: (a) warehouse line of $1.2 billion from September 2002 to September 2003, (b) borrowings with respect

                         CONSECO, INC. AND SUBSIDIARIES
                              --------------------

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

     Liquidity of Conseco (parent company)

     We have substantial indebtedness. At March 31, 2002, the par value of our notes payable was $4.1 billion and the par value of Company-obligated mandatorily redeemable preferred securities of subsidiary trusts was $1.9 billion. We have a recent history of net losses. For the first quarter of 2002, on a consolidated basis, we had a net loss applicable to common stock of $96.9 million and interest expense of $368.7 million. For the year ended December 31, 2001, on a consolidated basis we had a net loss applicable to common stock of $418.7 million and interest expense of $1,609.2 million. For the year ended December 31, 2000, on a consolidated basis, we had a net loss applicable to common stock of $1,202.2 million and interest expense of $1,453.1 million. Our earnings before fixed charges, preferred stock dividends and distributions on Company-obligated mandatorily redeemable preferred securities of subsidiary trusts were inadequate to cover fixed charges by $148.5 million, $623.1 million and $1,602.4 million for the three months ended March 31, 2002, and the years ended December 31, 2001 and 2000, respectively.

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

     The ability of our insurance subsidiaries to pay dividends is subject to state insurance department regulations. These regulations generally permit dividends to be paid from earned surplus of the insurance company for any 12-month period in amounts equal to the greater of (or in a few states, the lesser of): (i) net gain from operations for the prior year; or (ii) 10 percent of surplus as of the end of the preceding year. Any dividends in excess of these levels require the approval of the director or commissioner of the applicable state insurance department. In March 2002, we received approval from various insurance regulatory authorities to pay dividends to Conseco of $225.0 million, of which, $100.0 million was paid in April 2002. In addition, during the first quarter of 2002, we requested permission to pay dividends to Conseco of $15.0 million which was approved by regulatory authorities in early April 2002. During the remainder of 2002, we expect to request permission from the regulatory authorities to pay additional extraordinary dividends, substantially all of which are related to anticipated reinsurance transactions.

     In the first quarter of 2002, we amended the credit agreements related to our $1.5 billion bank credit facility including the changes described below:

     (i) Financial covenants in the credit agreements require us to maintain various financial ratios and balances. These requirements were relaxed in the amended agreement. In addition, such agreements were amended so that any charges taken to write off goodwill to the extent required by SFAS 142 will be excluded from the various financial ratios and covenants that we are required to meet or maintain. See the note to the consolidated financial statements entitled "Changes in Direct Corporate Obligations" for further information on such ratios and covenants.

     (ii) The manner in which the proceeds from certain asset sales will be used was changed to allow us to make payments on our 2002 obligations prior to making any principal payments under the bank credit agreements. The first $352

                         CONSECO, INC. AND SUBSIDIARIES
                              --------------------

          million of such proceeds may be retained by the Company and will be available to be used to meet our other debt obligations. The next $313 million will be applied pro rata to the principal payments on the bank credit facility and to a segregated cash account to be held as collateral for our guarantee of certain bank loans to current and former directors, officers and key employees (the "D&O loans"). The next $250 million will be divided equally between the Company and to pay pro rata the principal payments on the bank credit facility and the D&O loans. Proceeds in excess of $915 million and all proceeds during the period December 31, 2003 through March 31, 2004, will be divided as follows: (i) 25 percent to be retained by the Company; and
          (ii) 75 percent to pay pro rata the principal payments on the bank credit facility and the D&O loans. Proceeds received after March 31, 2004, are divided equally between the Company and to pay pro rata the principal payments on the bank credit facility and the D&O loans. No assurance can be provided as to the timing, proceeds, or other terms related to any potential asset sale or financing transaction.

     As further described in the notes to the consolidated financial statements under the caption "Litigation", seven holders of our bank debt have challenged the validity of the amendment to the credit agreement that changes provisions related to mandatory prepayments.

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

     We agreed to a number of covenants and other provisions that restrict our ability to borrow money and pursue some operating activities without the prior consent of the lenders under the credit agreements. Those provisions restrict our ability to use the proceeds of asset sales. We agreed to meet or maintain various financial ratios and balances. Our ability to meet these financial tests and maintain ratings may be affected by events beyond our control. Our credit agreements also limit our ability to issue additional debt, incur additional contingent obligations, grant liens, dispose of assets, enter into transactions with affiliates, make certain investments, including in existing and new businesses, change our businesses, and modify our outstanding debt and preferred stock. Although we were in compliance with these provisions as of March 31, 2002, these provisions represent significant restrictions on the manner in which we may operate our business. If we default under any of these provisions, the lenders could declare all outstanding borrowings, accrued interest and fees to be due and payable. If that were to occur, no assurance can be given that we would have sufficient liquidity to repay our bank indebtedness in full or any of our other debts.

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

     The following summarizes our parent company debt service commitments at March 31, 2002, (excluding the senior subordinated notes and medium term notes of our finance segment) (dollars in millions):

                                                                                        Required       Optional
                                                                                        payments       payments      Total
                                                                                        --------       --------    ---------
     Conseco 8.5% notes due October 2002.........................................         $301          $ -          $301
     Estimated interest payments on parent company debt..........................          246            -           246
     Distributions on Company-obligated mandatorily redeemable preferred
       securities of subsidiary trust (a)........................................           57           115          172
     Optional bank credit facility payment to extend its maturity date payable
       September 2002 (b)........................................................           -            193          193
                                                                                          ----          ----         ----

     Total debt service obligations in 2002......................................         $604          $308         $912
                                                                                          ====          ====         ====






                         CONSECO, INC. AND SUBSIDIARIES

                            --------------------

---------------

(a) Conseco has the right to defer distributions on the preferred securities. During the deferral period, distributions continue to accumulate on the par amount plus any unpaid distributions at the stated distribution rate. We paid distributions of $42.6 million and $14.1 million on April 1, 2002 and May 15, 2002, respectively.

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

     The following is our current plan summarizing the sources of cash which we expect to have to service our parent company debt and certain other obligations (net of amounts required to repay the senior notes and medium term notes of our finance segment due in 2002) during 2002 (dollars in millions):

                                                                                  From our
                                                                                operations or
                                                                                transactions       In process
                                                                                  completed        or planned
                                                                                 and approved     transactions      Total
                                                                                 ------------     ------------    ---------


       Parent company cash on hand at March 31, 2002.........................        $ 76             $  -         $   76
       Insurance and other operations, net of corporate expense..............         325                -            325
       Finance operations (net of debt repayments)...........................          50                -             50
       Reinsurance and sales of certain insurance businesses.................         110              359            469
       Other, including non-core asset sales.................................          70               27             97
                                                                                     ----             ----         ------

       Total net cash expected to be available to service our debt...........        $631             $386         $1,017
                                                                                     ====             ====         ======


     We are continuing to assess a variety of different options to meet our 2002 obligations. While we currently believe the plan summarized above includes our best options, we may find other alternatives more appropriate. Therefore, our plan is subject to change.

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

                         CONSECO, INC. AND SUBSIDIARIES
                              --------------------

     We have undertaken initiatives in 2002 to extend maturities on our public debt as well as pursue the sale of our investment in the General Motors Building and other assets. These additional initiatives are not considered above. We believe the cash estimated to be available at December 31, 2002, plus cash flows to be generated from operations and from these additional 2002 initiatives will permit us to repay our debt maturities in 2003.

     As further described in the notes to the accompanying consolidated financial statements under the caption "Subsequent Events", we completed a public debt exchange offer in April 2002.

     An aggregate of $1,294.6 million in principal amount of notes were tendered by noteholders and accepted by Conseco in the exchange offer. The results by issue are as follows:

                                                           Originally         Tendered for         %
                                                           Outstanding          Exchange       Tendered
                                                           -----------          --------       --------
       8.50% senior notes due 2002..................      $302,299,000       $    991,000           -
       6.40% senior notes due 2003..................       250,000,000         14,936,000           6%
       8.75% senior notes due 2004..................       788,000,000        366,294,000          46%
       6.80% senior notes due 2005..................       250,000,000        150,783,000          60%
       9.00% senior notes due 2006..................       550,000,000        399,200,000          73%
       10.75% senior notes due 2008.................       400,000,000        362,433,000          91%

     The maturities of the direct debt of the parent company including amounts related to the Company-obligated mandatorily redeemable preferred securities of subsidiary trusts at March 31, 2002, (assuming the Company: (i) does not make the optional debt payments required to extend the maturity date of the $1.5 billion bank credit facility; and (ii) does make the optional debt payments required to extend such maturity date) were as follows (dollars in millions):

                                                                                       (i)                (ii)
                                                                                    Maturity            Maturity
                                                                                    date not              date
                                                                                    extended            extended
                                                                                    --------            --------
2002............................................................................   $  304.1             $  497.4
2003............................................................................    1,806.8                613.5
2004............................................................................      812.5                812.5
2005............................................................................      250.0              1,250.0
2006............................................................................      550.0                550.0
Thereafter......................................................................    2,330.7              2,330.7
                                                                                   --------             --------

    Total par value at March 31, 2002...........................................   $6,054.1             $6,054.1
                                                                                   ========             ========

                         CONSECO, INC. AND SUBSIDIARIES
                              --------------------

     The maturities of the direct debt of the parent company including amounts related to the Company-obligated mandatorily redeemable preferred securities of subsidiary trusts at March 31, 2002, after giving effect to the public debt exchange offer completed in April 2002 (assuming the Company: (i) does not make the optional debt payments required to extend the maturity date of the $1.5 billion bank credit facility; and (ii) does make the optional debt payments required to extend such maturity date) were as follows (dollars in millions):

                                                                                       (i)                (ii)
                                                                                  Maturity date       Maturity date
                                                                                  not extended          extended
                                                                                  ------------          --------
2002............................................................................    $  303.1            $  496.4
2003............................................................................     1,792.9               599.6
2004............................................................................       461.1               461.1
2005............................................................................        99.2             1,099.2
2006............................................................................       517.1               517.1
Thereafter......................................................................     2,880.7             2,880.7
                                                                                    --------            --------

    Total par value at March 31, 2002...........................................    $6,054.1            $6,054.1
                                                                                    ========            ========

     The tables above exclude any amounts related to our guarantees of bank loans totaling $545.2 million as of March 31, 2002, to approximately 155 current and former directors, officers and key employees. Such bank loans are due on December 31, 2003. The funds were used by the participants to purchase approximately 18.0 million shares of our common stock in open market or negotiated transactions with independent parties. Such shares are held by the banks as collateral for the loans. In addition, we have provided loans to participants for interest on the bank loans totaling $151.3 million. We have established a non-cash reserve for the exposure we have in connection with such guarantees and interest loans. At March 31, 2002, our reserve for losses on the loan guarantees and the interest loans totaled $460.0 million based upon the value of the collateral and the creditworthiness of the participants. At March 31, 2002, the guaranteed bank loans and interest loans exceeded the value of the collateral held and the reserve for losses by approximately $160 million. If we are required to pay on the guarantees when the bank loans become due on December 31, 2003, it could have a material adverse impact on our liquidity position.

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

     The ratings assigned to Conseco's senior debt and trust preferred securities are important factors in determining Conseco's ability to access the public capital markets for additional liquidity. In recent periods, rating agencies have lowered their ratings on Conseco's senior debt and trust preferred securities and placed the ratings on review for potential downgrades. As of May 7, 2002, the rating agencies had assigned the following ratings, all of which are currently placed on review for potential downgrades: (i) Standard & Poor's has assigned a "B" rating to Conseco's senior debt and a "CCC" rating to trust preferred securities; (ii) Fitch Rating Company has assigned a "CCC+" rating to Conseco's senior debt and a "CCC" rating to trust preferred securities; and
(iii) Moody's Investor Services has assigned a "B2" rating to Conseco's senior debt and a

                         CONSECO, INC. AND SUBSIDIARIES
                              --------------------

"caa2" rating to trust preferred securities. These ratings make it difficult for Conseco to issue additional securities in the public markets.

     INVESTMENTS

     At March 31, 2002, the amortized cost and estimated fair value of fixed maturity securities (all of which were actively managed) were as follows:

                                                                                        Gross         Gross      Estimated
                                                                         Amortized   unrealized    unrealized      fair
                                                                           cost         gains        losses        value
                                                                           ----         -----        ------        -----
                                                                                         (Dollars in millions)
Investment grade:
   Corporate securities................................................  $13,182.2      $ 79.2      $  634.9     $12,626.5
   United States Treasury securities and obligations of
     United States government corporations and agencies................      222.0         7.7            .8         228.9
   States and political subdivisions...................................      321.1         2.9           6.5         317.5
   Debt securities issued by foreign governments.......................       89.7         2.7            .6          91.8
   Mortgage-backed securities .........................................    7,392.3        57.4         119.2       7,330.5
Below-investment grade (primarily corporate securities)................    2,158.2        22.9         386.8       1,794.3
                                                                         ---------      ------      --------     ---------

   Total actively managed fixed maturities.............................  $23,365.5      $172.8      $1,148.8     $22,389.5
                                                                         =========      ======      ========     =========

Equity securities......................................................  $   242.7      $  6.7      $   35.4     $   214.0
                                                                         =========      ======      ========     =========

     During the first three months of 2002, we recognized net investment losses of $52.2 million, compared to $113.3 million during the comparable period of 2001. The net investment losses during the first three months of 2002 included:
(i) $29.5 million of writedowns of fixed maturity securities and other invested assets as a result of conditions which caused us to conclude a decline in fair value of the investment was other than temporary; and (ii) $22.7 million of losses from the sales of investments (primarily fixed maturities) which generated proceeds of $6.3 billion. During the first quarter of 2001, we decided to sell several securities to enhance the yield and other characteristics of our portfolio. In accordance with GAAP, we were required to recognize a writedown when it was determined that a loss would occur upon the planned sale of a security. Accordingly, we recorded $109.5 million of investment writedowns during the first three months of 2001 related to the investment restructuring activities and as a result of changes in conditions related to other investments which caused us to conclude that a decline in the fair value of the investments was other than temporary. At March 31, 2002, fixed maturity securities in default as to the payment of principal or interest had an aggregate amortized cost of $183.7 million and a carrying value of $164.8 million.

     At March 31, 2002, fixed maturity investments included $7.9 billion of mortgage-backed securities (or 35 percent of all fixed maturity securities). The yield characteristics of mortgage-backed securities differ from those of traditional fixed- income securities. Interest and principal payments for mortgage-backed securities occur more frequently, often monthly. Mortgage-backed securities are subject to risks associated with variable prepayments. Prepayment rates are influenced by a number of factors that cannot be predicted with certainty, including: the relative sensitivity of the underlying mortgages backing the assets to changes in interest rates; a variety of economic, geographic and other factors; and the repayment priority of the securities in the overall securitization structures.

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

                         CONSECO, INC. AND SUBSIDIARIES
                              --------------------

     The following table sets forth the par value, amortized cost and estimated fair value of mortgage-backed securities, summarized by interest rates on the underlying collateral at March 31, 2002:

                                                                                         Par        Amortized    Estimated
                                                                                        value         cost      fair value
                                                                                        -----         ----      ----------
                                                                                              (Dollars in millions)
Below 7 percent.....................................................................   $5,823.4     $5,773.1     $5,684.0
7 percent - 8 percent...............................................................    1,339.5      1,331.2      1,339.6
8 percent - 9 percent...............................................................      295.8        298.2        272.5
9 percent and above.................................................................      771.5        770.5        600.7
                                                                                       --------     --------     --------

       Total mortgage-backed securities (a).........................................   $8,230.2     $8,173.0     $7,896.8
                                                                                       ========     ========     ========

----------------

(a) Includes below-investment grade mortgage-backed securities with an amortized cost and estimated fair value of $780.7 million and $566.3 million, respectively.

     The amortized cost and estimated fair value of mortgage-backed securities at March 31, 2002, summarized by type of security, were as follows:

                                                                                                Estimated fair value
                                                                                              ----------------------
                                                                                                             Percent
                                                                            Amortized                       of fixed
Type                                                                          cost            Amount      maturities
----                                                                          ----            ------      ----------
                                                                               (Dollars in millions)
Pass-throughs and sequential and targeted amortization classes............   $4,719.4        $4,688.8         21%
Planned amortization classes and accretion-directed bonds.................    2,058.5         2,028.5          9
Commercial mortgage-backed securities.....................................      261.3           268.4          1
Subordinated classes and mezzanine tranches...............................    1,120.0           900.1          4
Other.....................................................................       13.8            11.0          -
                                                                             --------        --------         --

       Total mortgage-backed securities (a)...............................   $8,173.0        $7,896.8         35%
                                                                             ========        ========         ==

------------

(a) Includes below-investment grade mortgage-backed securities with an amortized cost and estimated fair value of $780.7 million and $566.3 million, respectively.

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

     Commercial mortgage-backed securities ("CMBS") are bonds secured by commercial real estate mortgages. Commercial real estate encompasses income producing properties that are managed for economic profit. Property types include multi- family dwellings including apartments, retail centers, hotels, restaurants, hospitals, nursing homes, warehouses, and office buildings. The CMBS market currently offers high yields, strong credits, and call protection compared to similar rated

                         CONSECO, INC. AND SUBSIDIARIES
                              --------------------

corporate bonds. Most CMBS have strong call protection features where borrowers are locked out from prepaying their mortgages for a stated period of time. If the borrower does prepay any or all of the loan, they will be required to pay prepayment penalties.

     Subordinated and mezzanine tranches are classes that provide credit enhancement to the senior tranches. The rating agencies require that this credit enhancement not deteriorate due to prepayments for a period of time, usually five years of complete lockout followed by another period of time where prepayments are shared pro rata with senior tranches. The credit risk of subordinated and mezzanine tranches is derived from owning a small percentage of the mortgage collateral, while bearing a majority of the risk of loss due to property owner defaults. Subordinated bonds can be anything rated "AA" or lower, while typically we do not buy anything lower than "BB". We retained certain lower-rated securities that are senior in payment priority to the interest-only securities from the securitization transactions completed by our finance segment prior to September 8, 1999. These securities are classified as subordinated class and mezzanine tranche type securities and have an amortized cost and estimated fair value of $698.0 million and $523.6 million, respectively, at March 31, 2002.

     At March 31, 2002, the mortgage loan balance was primarily comprised of commercial loans. Less than one percent of the mortgage loan balance was noncurrent (loans two or more scheduled payments past due) at March 31, 2002.

     Our investment borrowings averaged approximately $1,597.4 million during the first three months of 2002, compared with approximately $316.2 million during the same period of 2001 and were collateralized by investment securities with fair values approximately equal to the loan value. The weighted average interest rates on such borrowings were 1.9 percent and 5.7 percent during the first three months of 2002 and 2001, respectively.

     STATUTORY INFORMATION

     Statutory accounting practices prescribed or permitted by regulatory authorities for the Company's insurance subsidiaries differ from GAAP. The statutory income before net realized capital gains (losses) of our life insurance subsidiaries was $1.2 million and $13.1 million in the first three months of 2002 and 2001, respectively. The Company's life insurance subsidiaries reported the following amounts to regulatory agencies at March 31, 2002, after appropriate eliminations of intercompany accounts among such subsidiaries (dollars in millions):


                  Statutory capital and surplus ..................................    $1,397.1
                  Asset valuation reserve.........................................       138.6
                  Interest maintenance reserve....................................       357.8
                                                                                      --------

                     Total........................................................    $1,893.5
                                                                                      ========

     The statutory capital and surplus shown above included investments in up-stream affiliates, all of which were eliminated in the consolidated financial statements prepared in accordance with GAAP, as follows:

                                                                                         March 31,
                                                                                           2002
                                                                                           ----
                                                                                   (Dollars in millions)

Securitization debt issued by special purpose entities and guaranteed by our finance subsidiary, all of which was purchased by our insurance subsidiaries
   prior to the acquisition of Conseco Finance (a)....................................    $ 71.5
Preferred and common stock of intermediate holding company............................     156.9
Common stock of Conseco (39.8 million shares).........................................      12.1
Other ................................................................................       2.5
                                                                                          ------

      Total...........................................................................    $243.0
                                                                                          ======

--------------------

(a) Total par value, amortized cost and fair value of securities issued by special purpose entities which hold loans originated by our finance subsidiary (including the securities that are not guaranteed by Conseco Finance, and therefore are not considered affiliated investments) were $280.3 million, $276.2 million and $241.5 million, respectively.

                         CONSECO, INC. AND SUBSIDIARIES
                              --------------------

     The ability of our insurance subsidiaries to pay dividends is subject to state insurance department regulations. These regulations generally permit dividends to be paid from earned surplus of the insurance company for any 12-month period in amounts equal to the greater of (or in a few states, the lesser of): (i) net gain from operations for the prior year; or (ii) 10 percent of surplus as of the end of the preceding year. Any dividends in excess of these levels require the approval of the director or commissioner of the applicable state insurance department. In March 2002, we received approval from various insurance regulatory authorities to pay dividends to Conseco of $225.0 million, of which $100.0 million was paid in April 2002. In addition, during the first quarter of 2002, we requested permission to pay dividends to Conseco of $15.0 million which was approved by regulatory authorities in early April 2002. During the remainder of 2002, we expect to request permission from the regulatory authorities to pay additional extraordinary dividends, substantially all of which are related to anticipated reinsurance transactions.

     NEW ACCOUNTING STANDARDS

     See "Recently Issued Accounting Standards" in the notes to consolidated financial statements for a discussion of recently issued accounting standards.

     FORWARD-LOOKING STATEMENTS

     All statements, trend analyses and other information contained in this report and elsewhere (such as in filings by Conseco with the Securities and Exchange Commission, press releases, presentations by Conseco or its management or oral statements) relative to markets for Conseco's products and trends in Conseco's operations or financial results, as well as other statements including words such as "anticipate," "believe," "plan," "estimate," "expect," "projected," "intend," "may," "will," "would," "contemplate," "possible," "attempts," "seeks," "should," "could," "goal," "target," "on track," "comfortable with," "optimistic" and other similar expressions, constitute forward-looking statements under the Private Securities Litigation Reform Act of 1995. Forward-looking statements are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from the future results, performance or achievements expressed or implied by the forward-looking statements. Assumptions and other important factors that could cause our actual results to differ materially from those anticipated in our forward-looking statements include, among other things: (i) general economic conditions and other factors, including prevailing interest rate levels, stock and credit market performance and health care inflation, which may affect (among other things) Conseco's ability to sell its products, its ability to make loans and access capital resources and the costs associated therewith, the market value of Conseco's investments, the lapse rate and profitability of policies, and the level of defaults and prepayments of loans made by Conseco; (ii) Conseco's ability to achieve anticipated synergies and levels of operational efficiencies, including from our process excellence initiatives; (iii) customer response to new products, distribution channels and marketing initiatives; (iv) mortality, morbidity, usage of health care services and other factors which may affect the profitability of Conseco's insurance products; (v) performance of our investments; (vi) changes in the Federal income tax laws and regulations which may affect the relative tax advantages of some of Conseco's products; (vii) increasing competition in the sale of insurance and annuities and in the finance business; (viii) regulatory changes or actions, including those relating to regulation of financial services affecting (among other things) bank sales and underwriting of insurance products, regulation of the sale, underwriting and pricing of products, and health care regulation affecting health insurance products; (ix) the outcome of Conseco's efforts to sell assets and reduce, refinance or modify indebtedness and the availability and cost of capital in connection with this process; (x) actions by rating agencies and the effects of past or future actions by these agencies on Conseco's business; (xi) the ultimate outcome of lawsuits filed against Conseco; and (xii) the risk factors or uncertainties listed from time to time in Conseco's filings with the Securities and Exchange Commission. Other factors and assumptions not identified above are also relevant to the forward-looking statements, and if they prove incorrect, could also cause actual results to differ materially from those projected.

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

     See the note to the accompanying consolidated financial statements entitled "Accounting for Derivatives" for information about interest rate swap agreements.

                         CONSECO, INC. AND SUBSIDIARIES
                              --------------------

     Our market risks, and the ways we manage them, are summarized in management's discussion and analysis of financial condition and results of operations as of December 31, 2001, included in the Company's Form 10-K for the year ended December 31, 2001. There have been no material changes other than those summarized above in the first three months of 2002 to such risks or our management of such risks.

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

     Conseco Finance was served with various related lawsuits filed in the United States District Court for the District of Minnesota. These lawsuits were generally filed as purported class actions on behalf of persons or entities who purchased common stock or options to purchase common stock of Conseco Finance during alleged class periods that generally run from July 1995 to January 1998. One action (Florida State Board of Admin. v. Green Tree Financial Corp., et. al, Case No. 98-1162) was brought not on behalf of a class, but by the Florida State Board of Administration, which invests and reinvests retirement funds for the benefit of state employees. In addition to Conseco Finance, certain current and former officers and directors of Conseco Finance are named as defendants in one or more of the lawsuits. Conseco Finance and other defendants obtained an order consolidating the lawsuits seeking class action status into two actions, one of which pertains to a purported class of common stockholders (In re Green Tree Financial Corp. Stock Litig., Case No. 97-2666) and the other of which pertains to a purported class of stock option traders (In re Green Tree Financial Corp. Options Litig., Case No. 97-2679). Plaintiffs in the lawsuits assert claims under Sections 10(b) (and Rule 10b-5 promulgated thereunder) and 20(a) of the Securities Exchange Act of 1934. In each case, plaintiffs allege that Conseco Finance and the other defendants violated federal securities laws by, among other things, making false and misleading statements about the current state and future prospects of Conseco Finance (particularly with respect to prepayment assumptions and performance of certain loan portfolios of Conseco Finance) which allegedly rendered Conseco Finance's financial statements false and misleading. On August 24, 1999, the United States District Court for the District of Minnesota issued an order dismissing with prejudice all claims alleged in the lawsuits. The plaintiffs subsequently appealed the decision to the U.S. Court of Appeals for the 8th Circuit. A three judge panel issued an opinion on October 25, 2001, reversing the United States District Court's dismissal order and remanding the actions to the United States District Court. Conseco Finance has moved to dismiss the options lawsuit on the grounds that stock option traders lack standing under the federal securities laws. Argument on the motion is scheduled for May 24, 2002. Pretrial discovery in the options lawsuit is stayed pending disposition of the motion to dismiss. In the other two lawsuits, pretrial discovery commenced in April 2002. The Company believes that the lawsuits are without merit and intends to continue to defend them vigorously. The ultimate outcome of these lawsuits cannot be predicted with certainty.

     A total of forty-five suits were filed in 2000 against the Company in the United States District Court for the Southern District of Indiana. Nineteen of these cases were putative class actions on behalf of persons or entities that purchased the Company's common stock during alleged class periods that generally run from April 1999 through April 2000. Two cases were putative class actions on behalf of persons or entities that purchased the Company's bonds during the same alleged class periods. Three cases were putative class actions on behalf of persons or entities that purchased or sold option contracts, not issued by the Company, on the Company's common stock during the same alleged class periods. One case was a putative class action on behalf of persons or entities that purchased the Company's "FELINE PRIDES" convertible preferred stock instruments during the same alleged class periods. With four exceptions, in each of these twenty-five cases two former officers/directors of the Company were named as defendants. In each case, the plaintiffs asserted claims under Sections 10(b) (and Rule 10b-5 promulgated thereunder) and 20(a) of the Securities Exchange Act of 1934. In each case, plaintiffs alleged that the Company and the individual defendants violated the federal securities laws by, among other things, making false and misleading statements about the current state and future prospects of Conseco Finance (particularly with respect to performance of certain loan portfolios of Conseco Finance) which allegedly rendered the Company's financial statements false and misleading. The Company believes that these lawsuits are without merit and intends to defend them vigorously. The ultimate outcome of these lawsuits cannot be predicted with certainty.

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

                         CONSECO, INC. AND SUBSIDIARIES
                              --------------------

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

     All of the Conseco, Inc. securities cases have been consolidated into one case in the United States District Court for the Southern District of Indiana, captioned: "In Re Conseco, Inc. Securities Litigation", Case number IP00-C585-Y/S (the "securities litigation"). An amended complaint was filed on January 12, 2001, which asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Sections 11, 12(a)(2), and 15 of the Securities Act of 1933, with respect to common stock and various other securities issued by the Company and Conseco Financing Trust VII. The Company filed a motion to dismiss the amended complaint on April 27, 2001. On January 10, 2002, the Company entered into a Memorandum of Understanding (the "MOU") to settle the litigation for $120 million subject to court approval. Under the MOU, as amended on February 12, 2002, $106 million was required to be placed in escrow by March 8, 2002; the remaining $14 million was to be paid in two installments: $6 million by April 1, 2002, and $8 million by October 1, 2002 (all payments with interest from January 25, 2002). The $106 million due on March 8, 2002, was not paid, for reasons set forth in the following paragraph, and the MOU has been terminated by the plaintiffs. On April 15, 2002, a new MOU was executed (the "April 15 MOU"). Pursuant to the April 15 MOU, $95 million was funded on April 25, 2002, with the remaining $25 million to await the outcome of the coverage litigation between the Company and certain of its directors' and officers' liability insurance carriers as described in the next paragraph.

     We maintained certain directors' and officers' liability insurance that was in force at the time the Indiana securities and derivative litigation (the derivative litigation is described below) was commenced and, in our view, applies to the claims asserted in that litigation. The insurers denied coverage for those claims, so we commenced a lawsuit against them on June 13, 2001, in Marion County Circuit Court in Indianapolis, Indiana (Conseco, Inc., et. al. v. National Union Fire Insurance Company of Pittsburgh, PA., Royal & SunAlliance, Westchester Fire Insurance Company, RLI Insurance Company, Greenwich Insurance Company and Certain Underwriters at Lloyd's of London, Case No. 49C010106CP001467) (the "coverage litigation") seeking, among other things, a judicial declaration that coverage for those claims exists. The primary insurance carrier, National Union Fire Insurance Co. of Pittsburgh, PA, has paid its full $10 million in policy proceeds toward the settlement of the securities litigation; in return, National Union has been released from the coverage litigation. The first excess insurance carrier, Royal & SunAlliance ("Royal"), has paid its full $15 million in policy proceeds toward the settlement, but reserved rights to continue to litigate coverage. The second excess insurance carrier, Westchester Fire Insurance Company, has paid its full $15 million in policy proceeds toward the settlement without a reservation of rights and is being released from the coverage litigation. The third excess insurance carrier, RLI Insurance Company ("RLI"), has paid its full $10 million in policy proceeds toward the settlement, but reserved rights to continue to litigate coverage. The fourth excess insurance carrier, Greenwich Insurance Company ("Greenwich"), has paid its full $25 million in policy proceeds toward the settlement without a reservation of rights and is being released from the coverage litigation. The final excess carrier, Certain Underwriters at Lloyd's of London ("Lloyd's"), refused to pay or to escrow its $25 million in policy proceeds toward the settlement and is continuing to litigate coverage. Under the April 15 MOU, the settlement of the securities litigation will proceed notwithstanding the continuing coverage litigation between the Company, Royal, RLI and Lloyd's. Should the United States District Court for the Southern District of Indiana approve the settlement of the securities litigation prior to the time that the coverage litigation is resolved, $90 million plus accrued interest will be available at that time for distribution to the putative class. The remaining funds, with interest, will be distributed at the conclusion of the coverage litigation (or, in the case of the $25 million at issue in the litigation with Lloyd's, on December 31, 2005, if the litigation with Lloyd's has not been resolved by that date), with such funds coming either from Lloyd's (if the Company prevails in the coverage litigation) or from the Company (if the Company does not prevail). We intend to pursue our coverage rights vigorously. The ultimate outcome cannot be predicted with certainty.

                         CONSECO, INC. AND SUBSIDIARIES
                              --------------------

     Nine shareholder derivative suits were filed in 2000 in the United States District Court for the Southern District of Indiana. The complaints named as defendants the current directors, certain former directors, certain non-director officers of the Company (in one case), and, alleging aiding and abetting liability, certain banks that allegedly made loans in relation to the Company's "Stock Purchase Plan" (in three cases). The Company is also named as a nominal defendant in each complaint. Plaintiffs allege that the defendants breached their fiduciary duties by, among other things, intentionally disseminating false and misleading statements concerning the acquisition, performance and proposed sale of Conseco Finance, and engaged in corporate waste by causing the Company to guarantee loans that certain officers, directors and key employees of the Company used to purchase stock under the Stock Purchase Plan. These cases have now been consolidated into one case in the United States District Court for the Southern District of Indiana, captioned: "In Re Conseco, Inc. Derivative Litigation", Case Number IP00655-C-Y/S. An amended complaint was filed on April 12, 2001, making generally the same allegations and allegations of violation of the Federal Reserve Board's margin rules. Three similar cases have been filed in the Hamilton County Superior Court in Indiana. Schweitzer v. Hilbert, et al., Case No. 29D01-0004CP251; Evans v. Hilbert, et al., Case No. 29D01- 0005CP308 (both Schweitzer and Evans name as defendants certain non-director officers); Gintel v. Hilbert, et al., Case No. 29003-0006CP393 (naming as defendants, and alleging aiding and abetting liability as to, banks that allegedly made loans in relation to the Stock Purchase Plan). The cases filed in Hamilton County have been stayed pending resolution of the derivative suits filed in the United States District Court. The Company believes that these lawsuits are without merit and intends to defend them vigorously. The ultimate outcome of these lawsuits cannot be predicted with certainty.

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

     On January 15, 2002, Carmel Fifth, LLC ("Carmel"), an indirect, wholly owned subsidiary of the Company, exercised its rights to require 767 Manager, LLC ("Manager"), an affiliate of Donald J. Trump, to elect within 60 days, either to acquire Carmel's interests in 767 LLC for $499.4 million, or sell its interests in 767 LLC to Carmel for $15.6 million (the "Buy/Sell Right"). Such rights were exercised pursuant to the Limited Liability Company Agreement of 767 LLC. 767 LLC is a Delaware limited liability company that owns the General Motors Building, a 50-story office building in New York, New York. 767 LLC is owned by Carmel and Manager. On February 6, 2002, Mr. Trump commenced a civil action against the Company, Carmel and 767 LLC in New York State Supreme Court, entitled Donald J. Trump v. Conseco, Inc., et al. Plaintiff claims that the Company and Carmel breached an agreement, dated July 3, 2001, to sell Carmel's interests to plaintiff for $295 million on or before September 15, 2001 (the "July 3rd Agreement"). Specifically, plaintiff claims that the Company and Carmel improperly refused to accept a reasonable guaranty of plaintiff's payment obligations, refused to complete the sale of Carmel's interest before the September 15, 2001 deadline, repudiated an oral promise to extend the September 15 deadline indefinitely and repudiated the July 3rd Agreement by exercising Carmel's Buy/Sell Right. Plaintiff asserts claims for breach of contract, breach of the implied covenant of good faith and fair dealing, promissory estoppel, unjust enrichment and breach of fiduciary duty. Plaintiff is seeking compensatory and punitive damages of approximately $1 billion and declaratory and injunctive relief blocking Carmel's Buy/Sell Right. On March 25, 2002, Carmel filed a Demand for Arbitration and Petition and Statement of Claim with the American Arbitration Association ("AAA") to have the issues relating to the Buy/Sell Right resolved by arbitration. Manager and Mr. Trump requested the New York State Supreme Court to stay that arbitration, but the Court denied Manager's and Trump's request on May 2, 2002, allowing the arbitration to proceed. In addition, Conseco and Carmel filed a Motion to Dismiss Mr. Trump's lawsuit

                         CONSECO, INC. AND SUBSIDIARIES
                              --------------------

on March 25, 2002. The Company believes that Mr. Trump's lawsuit is without merit and intends to defend it vigorously.

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

     On March 27, 2002, seven holders of our bank debt filed a lawsuit in the United States District Court for the Northern District of Illinois (AG Capital Funding Partners LP, et al. v. Conseco, Inc., Case No. 02C2236). They filed a voluntary dismissal of that action on April 25, 2002, and an order dismissing the case was entered on April 26, 2002. On April 15, 2002, the same holders filed an action in the Circuit Court of Cook County, Illinois (AG Capital Funding Partners LP, et al. v. Conseco, Inc., Case No. 02CH07453). On March 20, 2002, we amended our credit facilities to provide, in part, that in the event of certain asset sales, we are not obligated to prepay amounts borrowed under the credit agreement until we have received in excess of $352 million of net proceeds from those sales. The plaintiff holders assert that 100 percent of the holders of the bank debt must vote in favor of an amendment of the provisions relating to the triggering of mandatory prepayments. We believe that the amendment of the mandatory prepayment provisions of the credit agreement complied with the terms of the credit agreement, and we believe this lawsuit is without merit and intend to defend it vigorously. The ultimate outcome of these proceedings cannot be predicted with certainty. Except with respect to the mandatory prepayment provisions of the credit agreement, this lawsuit does not challenge any other portion of the March 20, 2002 amendment to the credit agreement.

     In addition, the Company and its subsidiaries are involved on an ongoing basis in other lawsuits (including purported class actions) related to their operations. These actions include a purported nationwide class action regarding the marketing, sale and renewal of home health care and long term care insurance policies that has been settled (along with two related California-only purported class actions) pending final approval, one action brought by the Texas Attorney General regarding long term care policies, three purported nationwide class actions involving claims related to "vanishing premiums," and two purported nationwide class actions involving claims related to "modal premiums" (the alleged imposition and collection of insurance premium surcharges in excess of stated annual premiums). The ultimate outcome of all of these other legal matters pending against the Company or its subsidiaries cannot be predicted, and, although such lawsuits are not expected to individually have a material adverse effect on the Company, such lawsuits could have, in the aggregate, a material adverse effect on the Company's consolidated financial condition, cash flows or results of operations.

                         CONSECO, INC. AND SUBSIDIARIES
                              --------------------

   ITEM 5. OTHER INFORMATION.

   None.

   ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

     a) Exhibits.

        10.1.40 Severance Agreement by and between Charles B. Chokel and Conseco, Inc.

        12.1 Computation of Ratio of Earnings to Fixed Charges, Preferred Dividends and Distributions on Company- obligated Mandatorily Redeemable Preferred Securities of Subsidiary Trusts.

     b) Reports on Form 8-K.

           A report on Form 8-K dated January 30, 2002, was filed with the Commission to report under Item 5, modifications to certain borrowing agreements.

           A report on Form 8-K dated February 21, 2002, was filed with the Commission to report under Item 5, certain developments with respect to securities litigation matters.

           A report on Form 8-K dated March 18, 2002, was filed with the Commission to report under Item 5, the Company's announcement of the public debt exchange offering of up to $2.54 billion aggregate principal amount of newly issued notes for our outstanding senior unsecured notes.

                         CONSECO, INC. AND SUBSIDIARIES
                              --------------------




                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                     CONSECO, INC.



    Dated: May 15, 2002        By:   /s/ William J. Shea
                                     -----------------------------------
                                     William J. Shea, President, Chief Operating
                                     Officer and Acting Chief Financial Officer
                                     (authorized officer and principal
                                     financial officer)