Form 10-Q
period 2002-06-30
CONSECO INC
filed 2002-08-14
CIK 719241

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

       [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2002

       [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from           to
                                              ------    -------

                          Commission File Number 1-9250


                                  Conseco, Inc.

            Indiana                                    No. 35-1468632
     ------------------------                   ------------------------------
     State of Incorporation                     IRS Employer Identification No.


     11825 N. Pennsylvania Street
       Carmel, Indiana  46032                          (317) 817-6100
--------------------------------------                 --------------
Address of principal executive offices                    Telephone


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [x] No [ ]


      Shares of common stock outstanding as of August 7, 2002: 346,008,013

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                         CONSECO, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                              (Dollars in millions)

                                     ASSETS

                                                                                                    June 30,    December 31,
                                                                                                      2002          2001
                                                                                                      ----          ----
                                                                                                   (unaudited)
Investments:
   Actively managed fixed maturities at fair value (amortized cost: 2002 - $21,370.3;
     2001 - $23,127.8)...........................................................................   $20,791.9    $22,347.0
   Interest-only securities at fair value (amortized cost: 2002 - $177.9; 2001 - $131.3).........       207.1        141.7
   Equity securities at fair value (cost: 2002 - $233.5; 2001 - $257.3)..........................       213.0        227.0
   Mortgage loans................................................................................     1,378.0      1,228.0
   Policy loans..................................................................................       541.3        635.8
   Venture capital investment in AT&T Wireless Services, Inc. (cost: 2002 - $26.8; 2001- $39.0)..        51.2        155.3
   Other invested assets ........................................................................       327.4        292.4
                                                                                                    ---------    ---------

       Total investments.........................................................................    23,509.9     25,027.2

Cash and cash equivalents:
   Held by the parent company....................................................................       203.5        152.2
   Held by the parent company in segregated accounts.............................................        55.4         54.7
   Held by subsidiaries..........................................................................     1,210.3      2,853.9
Accrued investment income........................................................................       691.2        688.6
Finance receivables..............................................................................     3,080.1      3,810.7
Finance receivables - securitized................................................................    14,529.7     14,198.5
Cost of policies purchased.......................................................................     1,388.9      1,657.8
Cost of policies produced........................................................................     2,308.7      2,570.2
Reinsurance receivables..........................................................................     1,466.9        663.0
Income tax assets................................................................................        55.2        678.1
Goodwill.........................................................................................       600.0      3,695.4
Assets held in separate accounts and investment trust ...........................................     2,107.9      2,376.3
Cash held in segregated accounts for investors...................................................       446.9        550.2
Cash held in segregated accounts related to servicing agreements and securitization
   transactions..................................................................................       951.9        994.6
Other assets.....................................................................................     2,306.9      1,420.9
                                                                                                     --------    ---------

       Total assets..............................................................................   $54,913.4    $61,392.3
                                                                                                    =========    =========


                            (continued on next page)





                   The accompanying notes are an integral part
                    of the consolidated financial statements

                         CONSECO, INC. AND SUBSIDIARIES

                              (Dollars in millions)

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                                                 June 30,      December 31,
                                                                                                   2002            2001
                                                                                                   ----            ----
                                                                                                (unaudited)
Liabilities:
   Liabilities for insurance and asset accumulation products:
     Interest-sensitive products..............................................................    $15,433.9      $15,787.7
     Traditional products.....................................................................      7,929.3        8,172.8
     Claims payable and other policyholder funds..............................................        987.4        1,005.5
     Liabilities related to separate accounts and investment trust............................      2,107.9        2,376.3
     Liabilities related to certificates of deposit...........................................      2,037.5        1,790.3
   Investor payables..........................................................................        446.9          550.2
   Other liabilities..........................................................................      2,501.3        1,699.3
   Investment borrowings......................................................................        604.9        2,242.7
   Notes payable:
     Direct corporate obligations.............................................................      4,012.4        4,087.6
     Direct finance obligations:
       Master repurchase agreements...........................................................        907.4        1,670.8
       Credit facility collateralized by retained interests in securitizations................        506.3          507.3
       Other borrowings.......................................................................          9.6          349.8
     Related to securitized finance receivables structured as collateralized borrowings.......     14,977.5       14,484.5
                                                                                                  ---------      ---------

         Total liabilities....................................................................     52,462.3       54,724.8
                                                                                                  ---------      ---------

Minority interest:
   Company-obligated mandatorily redeemable preferred securities of subsidiary trusts.........      1,918.1        1,914.5

Shareholders' equity:
   Preferred stock............................................................................        501.5          499.6
   Common stock and additional paid-in capital (no par value, 1,000,000,000 shares
     authorized, shares issued and outstanding: 2002 - 346,006,584; 2001 - 344,743,196).......      3,499.4        3,484.3
   Accumulated other comprehensive loss.......................................................       (295.9)        (439.0)
   Retained earnings (deficit)................................................................     (3,172.0)       1,208.1
                                                                                                  ---------      ---------

         Total shareholders' equity...........................................................        533.0        4,753.0
                                                                                                  ---------      ---------

         Total liabilities and shareholders' equity...........................................    $54,913.4      $61,392.3
                                                                                                  =========      =========











                   The accompanying notes are an integral part
                    of the consolidated financial statements

                         CONSECO, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF OPERATIONS
                  (Dollars in millions, except per share data)
                                   (unaudited)

                                                                                       Three months ended       Six months ended
                                                                                            June 30,                    June 30,
                                                                                       -------------------      ----------------
                                                                                       2002           2001      2002        2001
                                                                                       ----           ----      ----        ----
Revenues:
   Insurance policy income............................................................ $   884.5    $1,023.6   $ 1,841.7   $2,052.8
   Net investment income:
     Insurance and fee-based segment general account assets...........................     408.0       464.7       825.1      913.3
     Finance segment assets...........................................................     553.6       555.4     1,113.9    1,116.8
     Equity-indexed and separate account products.....................................    (135.0)      (44.1)     (203.6)    (120.1)
     Venture capital gain (loss) related to investment in AT&T Wireless Services, Inc.     (23.7)       50.5      (100.0)       3.4
     Other............................................................................       3.3         6.7         5.7       17.6
   Gain on sale of finance receivables................................................      10.2         6.7        17.4       15.6
   Gain on sale of interest in riverboat..............................................       -          -            -        192.4
   Net realized investment losses ....................................................    (260.4)      (40.3)     (290.8)    (153.6)
   Impairment charge related to retained interests in securitization transactions.....       -         (33.8)        -        (41.7)
   Fee revenue and other income.......................................................      81.4       112.9       171.8      228.8
                                                                                       ---------    --------   ---------   --------

       Total revenues.................................................................   1,521.9     2,102.3     3,381.2    4,225.3
                                                                                       ---------    --------   ---------   --------

Benefits and expenses:
   Insurance policy benefits..........................................................     682.5       900.1     1,477.7    1,775.1
   Provision for losses...............................................................     250.3       111.0       448.7      226.7
   Interest expense...................................................................     372.7       407.0       741.4      826.0
   Amortization.......................................................................     256.7       276.2       452.9      428.7
   Other operating costs and expenses.................................................     288.9       352.4       622.3      699.3
   Special charges....................................................................     133.0        16.2       202.5       55.8
                                                                                       ---------    --------   ----------  --------

       Total benefits and expenses....................................................   1,984.1     2,062.9     3,945.5    4,011.6
                                                                                       ---------    --------   ---------   --------

       Income (loss) before income taxes, minority interest, extraordinary gain (loss)
          and cumulative effect of accounting change..................................    (462.2)       39.4      (564.3)     213.7

Income tax expense (benefit):
       Tax expense (benefit) on period income.........................................    (160.2)       31.0      (191.6)      89.3
       Valuation allowance for deferred tax assets....................................   1,003.0         -       1,003.0        -
                                                                                       ---------    --------   ---------   --------

       Income (loss) before minority interest, extraordinary gain (loss)
         and cumulative effect of accounting change...................................  (1,305.0)        8.4    (1,375.7)     124.4

Minority interest:
   Distributions on Company-obligated mandatorily redeemable preferred securities
      of subsidiary trusts, net of income taxes.......................................      29.2        29.1        58.4       61.3
                                                                                       ---------    --------   ---------   --------

       Income (loss) before extraordinary gain (loss) and cumulative effect of
         accounting change............................................................  (1,334.2)      (20.7)   (1,434.1)      63.1

Extraordinary gain (loss) on extinguishment of debt, net of income taxes..............       1.1        (5.0)        5.1       (4.7)
Cumulative effect of accounting change for goodwill impairment........................       -            -     (2,949.2)       -
                                                                                       ----------   ---------  ---------   --------

       Net income (loss)..............................................................  (1,333.1)      (25.7)   (4,378.2)      58.4

Preferred stock dividends.............................................................        .9         4.6         1.9        8.5
                                                                                       ---------    --------   ---------   --------

       Net income (loss) applicable to common stock................................... $(1,334.0)   $  (30.3)  $(4,380.1)  $   49.9
                                                                                       =========    ========   =========   ========

                                   (continued)
                   The accompanying notes are an integral part
                    of the consolidated financial statements.

                         CONSECO, INC. AND SUBSIDIARIES

                  (Dollars in millions, except per share data)
                                   (unaudited)


                                                                                 Three months ended           Six months ended
                                                                                     June 30,                   June 30,
                                                                                 ------------------         -------------------
                                                                                 2002          2001         2002           2001
                                                                                 ----          ----         ----           ----
Income (loss) per common share:
   Basic:
     Weighted average shares outstanding...................................   346,005,000   337,773,000   345,607,000  334,454,000
                                                                              ===========   ===========   ===========  ===========
     Income (loss) before extraordinary gain (loss) and cumulative effect
        of accounting change...............................................        $(3.86)        $(.08)      $ (4.15)       $ .16
     Extraordinary gain (loss) on extinguishment of debt...................          -             (.01)          .01         (.01)
     Cumulative effect of accounting change................................          -               -          (8.53)          -
                                                                                   ------         -----       -------        -----

         Net income (loss).................................................        $(3.86)        $(.09)      $(12.67)       $. 15
                                                                                   ======         =====       =======        =====

   Diluted:
     Weighted average shares outstanding...................................   346,005,000   337,773,000   345,607,000  350,337,000
                                                                              ===========   ===========   ===========  ===========
     Income (loss) before extraordinary gain (loss) and cumulative effect
         of accounting change..............................................        $(3.86)         $(.08)     $ (4.15)       $ .15
     Extraordinary gain (loss) on extinguishment of debt...................          -              (.01)         .01         (.01)
     Cumulative effect of accounting change................................          -                -         (8.53)          -
                                                                                   ------          -----      -------        -----

         Net income (loss).................................................        $(3.86)         $(.09)     $(12.67)       $ .14
                                                                                   ======          =====      =======        =====



























                   The accompanying notes are an integral part
                    of the consolidated financial statements.

                         CONSECO, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                              (Dollars in millions)
                                   (unaudited)

                                                                               Common stock     Accumulated other    Retained
                                                                   Preferred  and additional      comprehensive      earnings
                                                          Total      stock    paid-in capital         loss           (deficit)
                                                          -----      -----    ---------------         ----            -------
Balance, January 1, 2002.............................   $ 4,753.0    $499.6      $3,484.3           $(439.0)        $ 1,208.1

   Comprehensive loss, net of tax:
     Net loss........................................    (4,378.2)      -             -                 -            (4,378.2)
     Change in unrealized depreciation of
       investments (net of applicable income tax
       expense of $82.4).............................       143.1       -             -               143.1               -
                                                        ---------

         Total comprehensive loss....................    (4,235.1)

   Issuance of shares for stock options and for
     employee benefit plans..........................        15.1       -            15.1               -                 -
   Payment-in-kind dividends on convertible
     preferred stock.................................         1.9       1.9           -                 -                 -
   Dividends on preferred stock......................        (1.9)      -             -                 -                (1.9)
                                                        ---------    ------      --------           -------         ---------

Balance, June 30, 2002...............................   $   533.0    $501.5      $3,499.4           $(295.9)        $(3,172.0)
                                                        =========    ======      ========           =======         =========

Balance, January 1, 2001.............................    $4,374.4    $486.8      $2,911.8           $(651.0)        $1,626.8

   Comprehensive income, net of tax:
     Net income......................................        58.4       -             -                 -               58.4
     Change in unrealized depreciation of
       investments (net of applicable income tax
       expense of $117.0)............................       204.6       -             -               204.6              -
                                                        ---------

         Total comprehensive income..................       263.0

   Issuance of shares pursuant to stock purchase
     contracts related to FELINE PRIDES..............       496.6       -           496.6               -                -
   Issuance of shares for stock options and for
     employee benefit plans..........................        15.5       -            15.5               -                -
   Payment-in-kind dividends on convertible
     preferred stock.................................         8.5       8.5           -                 -                -
   Dividends on preferred stock......................        (8.5)      -             -                 -               (8.5)
                                                        ---------    ------      --------           -------         --------
Balance, June 30, 2001...............................   $ 5,149.5    $495.3      $3,423.9           $(446.4)        $1,676.7
                                                        =========    ======      ========           =======         ========








                   The accompanying notes are an integral part
                    of the consolidated financial statements.

                         CONSECO, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                              (Dollars in millions)
                                   (unaudited)

                                                                                                             Six months ended
                                                                                                                June 30,
                                                                                                           -------------------
                                                                                                           2002           2001
                                                                                                           ----           ----
Cash flows from operating activities:
   Insurance policy income.......................................................................    $  1,557.9     $   1,775.6
   Net investment income.........................................................................       1,837.1         1,953.4
   Fee revenue and other income..................................................................         158.3           214.8
   Insurance policy benefits.....................................................................      (1,261.4)       (1,396.7)
   Interest expense..............................................................................        (726.4)         (812.3)
   Policy acquisition costs......................................................................        (271.0)         (354.1)
   Special charges...............................................................................         (33.3)          (11.8)
   Other operating costs.........................................................................        (669.4)         (777.5)
   Taxes.........................................................................................        (114.5)          (85.4)
                                                                                                     ----------     -----------

     Net cash provided by operating activities...................................................         477.3           506.0
                                                                                                     ----------     -----------

Cash flows from investing activities:
   Sales of investments..........................................................................      11,498.9        10,301.4
   Maturities and redemptions of investments.....................................................         766.8           559.0
   Purchases of investments......................................................................     (11,764.7)      (10,643.1)
   Cash received from the sale of finance receivables, net of expenses...........................         619.6           683.6
   Principal payments received on finance receivables............................................       4,323.7         4,047.0
   Finance receivables originated................................................................      (4,423.0)       (6,072.5)
   Other.........................................................................................        (105.0)          (83.9)
                                                                                                     ----------     -----------

     Net cash provided (used) by investing activities ...........................................         916.3        (1,208.5)
                                                                                                     ----------     -----------

Cash flows from financing activities:
   Amounts received for deposit products.........................................................       2,304.2         1,943.7
   Withdrawals from deposit products.............................................................      (2,537.2)       (2,245.5)
   Issuance of notes payable.....................................................................       4,259.6         6,185.5
   Payments on notes payable.....................................................................      (5,434.7)       (5,970.2)
   Ceding commission received on reinsurance transaction.........................................          83.0             -
   Change in cash held in restricted accounts for settlement of borrowings.......................          34.5            (4.8)
   Investment borrowings.........................................................................      (1,637.8)          819.0
   Issuance of common and convertible preferred shares...........................................           -               4.1
   Dividends on preferred shares and distributions on Company-obligated
     mandatorily redeemable preferred securities of subsidiary trusts............................         (56.8)          (65.6)
                                                                                                     ----------     -----------

       Net cash provided (used) by financing activities..........................................      (2,985.2)          666.2
                                                                                                     ----------     -----------

       Net decrease in cash and cash equivalents.................................................      (1,591.6)          (36.3)

Cash and cash equivalents, beginning of period...................................................       3,060.8         1,663.6
                                                                                                     ----------     -----------

Cash and cash equivalents, end of period.........................................................    $  1,469.2     $   1,627.3
                                                                                                     ==========     ===========





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

     Conseco is a financial services holding company with subsidiaries operating throughout the United States. Our insurance subsidiaries develop, market and administer supplemental health insurance, annuity, individual life insurance and other insurance products. Conseco Finance Corp. ("Conseco Finance"), a wholly owned subsidiary of Conseco, originates, securitizes and services manufactured housing, home equity, home improvement, retail credit, consumer finance and floorplan loans. Conseco's operating strategy is to grow its business by focusing its resources on the development and expansion of profitable products and strong distribution channels, to seek to achieve superior investment returns through active asset management and to control expenses.

     During 2001, we began the process of non-renewing our major medical lines of business. These lines of business are referred to herein as the "discontinued major medical business."

     LIQUIDITY ISSUES

    As we announced on August 9, 2002, the Company did not make its August 2002 interest payments on its 6.4 percent senior and guaranteed senior notes due in 2003 and 2004 and 8.75 percent senior and guaranteed senior notes due in 2004 and 2006. The failure to make the interest payments on these notes within the 30-day grace period constitutes a default under the notes. If the Company does not cure the non-payment of interest within 30 days of their occurrence, an event of default will occur which will give the holders of the notes the right to accelerate the maturity of all principal and past due interest, which aggregated $1.1 billion on August 9, 2002. If the maturity of these notes is accelerated, we would be unable to satisfy these obligations.

     The Company is not in compliance with the debt to capitalization ratio we agreed to maintain pursuant to our bank credit agreement and the guarantees of bank loans to current and former directors, officers and key employees to purchase shares of the Company's common stock (the "D&O loans"). We have received from the relevant lenders a waiver of the covenant violation effective as of June 30, 2002 through September 9, 2002. The debt to capitalization ratio is defined as: (1) the sum of (i) the principal amount of all of our indebtedness, (ii) accrued, unpaid interest and (iii) accrued, unpaid dividends on Company-obligated mandatorily redeemable preferred securities of subsidiary trusts; divided by (2) our total capitalization, as defined. This ratio must not exceed 0.400 to 1.0 as of June 30, 2002 and 0.375 to 1.0 as of September 30, 2002. The ratio was 0.406 to 1.0 as of June 30, 2002. If we are not able to extend the covenant waiver, the covenant violation gives the lenders the right to declare all borrowings under the credit agreement and guarantees due and payable. The aggregate balance due under this facility, including unpaid interest, was approximately $1.5 billion on August 9, 2002. If the maturity of the bank debt is accelerated, we would be unable to satisfy these obligations.

     If an uncured event of default occurs with respect to a series of notes, it could result in the acceleration of and immediate maturity of all of our notes and our credit facility and the guarantees of the D&O loans through cross-acceleration and cross-default provisions contained in the governing instruments. At June 30, 2002, such indebtedness totaled $4.6 billion. We would be unable to satisfy all of our obligations then due and payable under the credit facility, the guarantee related to the D&O loans and the senior notes.

     On August 9, 2002, we announced that, in addition to exercising the 30 day grace period on bond interest payments as described above, we have engaged financial and legal advisors to begin discussions with our debt holders with a goal of restructuring the capital of the parent company. We cannot predict whether any restructuring will be effected out-of-court or through a Chapter 11 bankruptcy proceeding, nor can we predict how long any restructuring of our debt will be required to

                         CONSECO, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              --------------------


implement. If we are unable to achieve a consensual restructuring, we will be unable to satisfy all of our debt obligations and we will be forced to petition for relief under the U.S. Bankruptcy Code.

     As more fully described in "Liquidity for finance operations" within "Management's Discussion and Analysis of Financial Condition and Results of Operations", absent the waiver, a violation by the Company of the debt to capitalization ratio covenant under its bank credit agreements would result in cross-defaults under certain repurchase and other credit facilities utilized by the finance subsidiary to finance loan inventory and daily operations. We have received from the relevant lenders a waiver of the covenant violation effective as of June 30, 2002 through September 9, 2002. These facilities are secured with finance receivables, retained interests in securitizations and other assets. The aggregate outstanding balance of these master repurchase agreements and other facilities was $1.4 billion as of June 30, 2002. The repurchase facilities are commonly referred to as warehouse facilities. Upon the occurrence of an event of default under these warehouse facilities, the parties that provide this financing may exercise various remedies, which vary among the facilities and include retaining income generated by the financed loans, affecting a permanent purchase of the financed loans, accelerating repayment of outstanding amounts and reducing the size of or terminating the facility. The exercise of these rights by one or more of the providers of these credit facilities would cross default other credit facilities and would thereupon entitle certain other warehouse lenders to declare an event of default under their respective credit facilities and accelerate their respective indebtedness. The finance subsidiary would pursue waivers in the event that a default occurs (if Conseco is unsuccessful in extending its waiver of the debt to capitalization ratio covenant). There can be no assurance that we can obtain such waivers and as such any exercise of their rights by these providers would have a material adverse effect on the ability of the finance subsidiary to finance its loan inventory and to originate new loans. The recent adverse developments concerning the parent company's liquidity have adversely affected the cost at which our finance subsidiary can obtain funding in the securitization market and may adversely affect our access to this market. In addition, our finance subsidiary lenders have reduced and/or restricted access to available funding facilities. There can be no assurance that our finance subsidiary will be able to continue to make new loans and fund its operations.

     As more fully described in "Liquidity for insurance and fee-based operations" within "Management's Discussion and Analysis of Financial Condition and Results of Operations", our insurance subsidiaries claim-paying ratings were downgraded by A.M. Best on July 12, 2002 to B++ and the ratings remain "under review with negative implications". We believe that A.M. Best will soon lower this rating. The downgrade may cause sales of our insurance products to fall and policyholder redemptions and lapses to increase. If such activity was unusually high, it could cause a material adverse impact on our financial results and liquidity. Also, the recent adverse developments concerning the parent company's liquidity will make obtaining approvals for dividends from insurance regulatory authorities more difficult in the future, if we request such approvals.

     The accompanying consolidated financial statements have been prepared on a going concern basis, which assumes continuity of operations and realization of assets and satisfaction of liabilities in the ordinary course of business. The financial statements do not include any adjustments that might result from the outcome of the uncertainties summarized above.

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

     As described in the note to the consolidated financial statements entitled "Cumulative Effect of Accounting Change", the Company has completed the goodwill impairment test required by Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142") and has recorded the cumulative effect of the accounting change of $2,949.2 million. Pursuant to the transitional rules of SFAS 142, such effect is reflected in the consolidated financial statements for the quarter ended March 31, 2002. Accordingly, the consolidated financial statements of the Company as of March 31, 2002 and for the three months then ended have been restated to reflect the change.

                         CONSECO, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              --------------------

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

     The accompanying financial statements include the accounts of the Company and all of its wholly-owned subsidiaries. Our consolidated financial statements exclude the results of material transactions between us and our consolidated affiliates, or among our consolidated affiliates.

     We follow the requirements of Statement of Financial Accounting Standards No. 140, "Accounting for the Transfer and Servicing of Financial Assets and Extinguishment of Liabilities" ("SFAS 140") and related authoritative guidance in determining whether the special purpose entities formed in conjunction with the securitization of the finance receivables we originate and the securitization of certain investment portfolios are consolidated. Subsequent to September 8, 1999, we have structured the securitizations in a manner that requires the special purpose entities to be consolidated. See "Revenue Recognition for Sales of Finance Receivables and Amortization of Servicing Rights." For certain other special purpose entities related to our investment portfolio, we consider the requirements of EITF Topic D-14 in determining whether to consolidate such entities. We consolidate such entities if: (i) an independent third party has not made a substantial capital investment in the entity; (ii) such independent third party does not control the activities of the entity; and (iii) the independent party does not retain substantial risks and rewards of the special purpose entity's assets.

                         CONSECO, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              --------------------


     CUMULATIVE EFFECT OF ACCOUNTING CHANGE

     The FASB issued SFAS 142, in June 2001. Under the new rule, intangible assets with an indefinite life are no longer amortized in periods subsequent to December 31, 2001, but are subject to annual impairment tests (or more frequent under certain circumstances), effective January 1, 2002. The Company has determined that all of its goodwill has an indefinite life and is therefore subject to the new rules.

     Pursuant to SFAS 142, the goodwill impairment test has two steps. The first step was required to be completed by June 30, 2002 and the second step, if necessary, was required to be completed by December 31, 2002. Any resulting impairment is required under SFAS 142 to be recorded in the quarter ended March 31, 2002. For Conseco, the first step consisted of comparing the estimated fair value of each of the business units comprising our insurance segment to the unit's book value. Since all of our goodwill relates to the insurance segment (which is also a reportable segment), the goodwill impairment test is not relevant to the finance business. If the estimated fair value exceeds the book value, the test is complete and goodwill is not impaired. If the fair value is less than the book value, the second step of the impairment test must be performed, which compares the implied fair value of the applicable business unit's goodwill with the book value of that goodwill to measure the amount of goodwill impairment, if any.

     Pursuant to the transitional rules of SFAS 142, we have completed the two-step impairment test during the second quarter of 2002 and, as a result of that test, we recorded the cumulative effect of the accounting change for the goodwill impairment charge of $2,949.2 million for the quarter ended March 31, 2002. The first quarter of 2002 impairment charge is reflected in cumulative effect of an accounting change in the accompanying consolidated statement of operations for the six months ended June 30, 2002, and the consolidated financial statements for the quarter ended March 31, 2002 have been retroactively restated. Subsequent impairment tests will be performed on an annual basis in the fourth quarter of each year, or more frequently if circumstances indicate a possible impairment. Subsequent impairment charges, if any, would be classified as an operating expense.

     The significant factors used to determine the amount of the impairment included analyses of industry market valuations, historical and projected performance of our insurance segment, discounted cash flow analyses and the market value of our capital. The valuation utilized the best available information, including assumptions and projections we considered reasonable and supportable. The assumptions we used to determine the discounted cash flows involve significant judgments regarding the best estimate of future premiums, expected mortality and morbidity, interest earned and credited rates, persistency and expenses. The discount rate used was based on an analysis of the weighted average cost of capital for several insurance companies and considered the specific risk factors related to Conseco. Pursuant to the guidance in SFAS 142, quoted market prices in active markets are the best evidence of fair value and shall be used as the basis for measurement, if available. Management believes that the assumptions and estimates used are reasonable given all available facts and circumstances. However, if projected cash flows are not realized in the future, we may be required to recognize additional impairments.

     Prior to the adoption of SFAS 142, we determined whether goodwill was recoverable from projected undiscounted net cash flows for the earnings of our subsidiaries over the remaining amortization period. If we determined that undiscounted projected cash flows were not sufficient to recover the goodwill balance, we would reduce its carrying value with a corresponding charge to expense or shorten the amortization period. Cash flows considered in such an analysis were those of the business acquired, if separately identifiable, or the product line that acquired the business, if such earnings were not separately identifiable.

                         CONSECO, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              --------------------


     Changes in the carrying amount of goodwill for the six months ended June 30, 2002 and 2001, are as follows:

                                                                                Six months ended
                                                                                   June 30,
                                                                                ----------------
                                                                                2002        2001
                                                                                ----        ----

Goodwill balance, beginning of period....................................... $ 3,695.4     $3,800.8
Amortization expense........................................................       -          (54.9)
Impairment charge...........................................................  (2,949.2)         -
Reduction of tax valuation contingencies established at acquisition date
    for acquired companies..................................................    (146.2)         -
Goodwill related to businesses sold.........................................       -          (35.8)
                                                                             ---------     --------

Goodwill balance, end of period............................................. $   600.0     $3,710.1
                                                                             =========     ========

                         CONSECO, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              --------------------


     In accordance with SFAS 142, we discontinued the amortization of goodwill expense effective January 1, 2002. The following information summarizes the impact of goodwill amortization on income before extraordinary charge, net income and the respective earnings per share amounts for the periods presented in our consolidated statement of operations:

                                                                       Three months ended        Six months ended
                                                                              June 30,                June 30,
                                                                       ------------------        -----------------
                                                                       2002          2001        2002         2001
                                                                       ----          ----        ----         ----
                                                                       (Dollars in millions, except per share data)
Reported income (loss) before extraordinary gain (loss) and
    cumulative effect of accounting change......................    $(1,334.2)     $(20.7)     $(1,434.1)    $  63.1
Add back:  goodwill amortization...............................           -          28.4            -          54.9
                                                                    ---------      ------      ---------     -------
Adjusted income (loss) before extraordinary gain (loss) and
    cumulative effect of accounting change......................    $(1,334.2)     $  7.7      $(1,434.1)    $ 118.0
                                                                    =========      ======      =========     =======

Reported net income (loss) applicable to common stock...........    $(1,333.1)     $(30.3)     $(4,378.2)    $  49.9
Add back:  goodwill amortization................................          -          28.4            -          54.9
                                                                    ---------      ------      ---------     -------

Adjusted net income (loss) applicable to common stock...........    $(1,333.1)      $(1.9)     $(4,378.2)(a) $ 104.8
                                                                    =========       =====      =========     =======

Basic earnings per share:

Reported income (loss) before extraordinary gain (loss) and
    cumulative effect of accounting change......................       $(3.86)      $(.08)       $ (4.15)       $.16
Add back:  goodwill amortization................................          -           .08             -          .17
                                                                       ------       -----        -------        ----
Adjusted income (loss) before extraordinary gain (loss) and
    cumulative effect of accounting change......................       $(3.86)      $ -          $ (4.15)       $.33
                                                                       ======       =====        ========       ====

Reported net income (loss) applicable to common stock...........       $(3.86)      $(.09)       $(12.67)       $.15
Add back:  goodwill amortization................................          -           .08             -          .17
                                                                       ------       -----        -------        ----
Adjusted net income (loss) applicable to common stock...........       $(3.86)      $(.01)        $(12.67)       $.32
                                                                       ======       =====        =======        ====

Diluted earnings per share:

Reported income (loss) before extraordinary gain (loss)
    and cumulative effect of accounting change..................       $(3.86)     $(.08)        $ (4.15)       $.15
Add back:  goodwill amortization...............................           -          .08            -            .16
                                                                       ------      -----         -------        ----
Adjusted income (loss) before extraordinary gain (loss)
    and cumulative effect of accounting change..................       $(3.86)     $  -          $ (4.15)       $.31
                                                                       ======      =====         =======        ====

Reported net income (loss) applicable to common stock...........       $(3.86)     $(.09)        $(12.67)       $.14
Add back:  goodwill amortization................................          -          .08            -            .16
                                                                       ------      -----         -------        ----
Adjusted net income (loss) applicable to common stock...........       $(3.86)     $(.01)        $(12.67)       $.30
                                                                       ======      =====         =======        ====

------------------
(a) Adjusted net income for the six months ended June 30, 2002, includes the cumulative effect of the accounting change for goodwill impairment of $2,949.2 million.

                         CONSECO, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              --------------------



     The following summarizes the effect of the goodwill impairment charge on our results of operations for the three months ended March 31, 2002 (dollars in millions, except per share data):

Net loss, applicable to common stock as reported................   $   (96.9)
Cumulative effect of accounting change..........................    (2,949.2)
                                                                   ---------

Net loss, as adjusted...........................................   $(3,046.1)
                                                                   =========

Net loss per common share:
   Basic:
      Net loss, as reported.....................................      $ (.28)
      Cumulative effect of accounting change....................       (8.54)
                                                                      ------

      Net loss, as adjusted.....................................      $(8.82)
                                                                      ======

   Diluted:
      Net loss, as reported.....................................      $ (.28)
      Cumulative effect of accounting change....................       (8.54)
                                                                      ------

      Net loss, as adjusted.....................................      $(8.82)
                                                                      ======

     ACCOUNTING FOR INVESTMENTS

     We classify our fixed maturity securities into three categories: (i) "actively managed" (which we carry at estimated fair value); (ii) "trading" (which we carry at estimated fair value); and (iii) "held to maturity" (which we carry at amortized cost). We had no fixed maturity securities in the "trading" or "held to maturity" categories at June 30, 2002.

     Accumulated other comprehensive loss is primarily comprised of unrealized losses on actively managed fixed maturity investments. Such amounts, included in shareholders' equity as of June 30, 2002, and December 31, 2001, were as follows:

                                                                                         June 30,        December 31,
                                                                                           2002              2001
                                                                                           ----              ----
                                                                                            (Dollars in millions)
Unrealized losses on investments......................................................    $(524.5)         $(816.0)
Adjustments to cost of policies purchased and cost of policies produced...............       67.9            133.9
Deferred income tax benefit...........................................................      167.2            249.6
Other.................................................................................       (6.5)            (6.5)
                                                                                          -------          -------

     Accumulated other comprehensive loss.............................................    $(295.9)         $(439.0)
                                                                                          =======          =======

     VENTURE CAPITAL INVESTMENT IN AT&T WIRELESS SERVICES, INC.

     At December 31, 2001, our venture capital investments consisted of 12.6 million shares of TeleCorp PCS, Inc. ("TeleCorp") a company in the wireless communication business. In the first quarter of 2002, AT&T Wireless Services, Inc. ("AWE") acquired TeleCorp. Pursuant to the merger agreement, our shares of TeleCorp were converted into 11.4 million shares of AWE. Upon the completion of the merger, there were no restrictions on our ability to sell our interest in AWE. In the second quarter of 2002, Conseco sold 7.7 million shares of AWE generating net proceeds of $61.3 million. Our investment in AWE is carried at estimated fair value, with changes in fair value recognized as investment income
(loss). The Company currently intends to sell its remaining holdings of AWE common stock.

     During the fourth quarter of 2001, the parent company transferred 4.6 million shares of TeleCorp common stock to certain investment trusts. Conseco's insurance subsidiaries hold substantially all of the economic interests in the trusts. Pursuant to

                         CONSECO, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              --------------------

SFAS 140 and other authoritative guidance, the transfer of the shares to the trust is not a sale and the accounts of the trusts are consolidated with the accounts of the Company. The parent company received cash of $60.3 million (the market value of the shares on the date of transfer) in exchange for the shares transferred to the trusts. After the transfer of the common shares, Conseco continues to recognize in its consolidated financial statements the change in the market value of the common shares, with changes in fair value recognized as investment income (loss).

     At June 30, 2002, our holdings of AWE common stock included: 2.7 million shares valued at $15.1 million (all of which were sold in July 2002 generating net proceeds of $14.4 million); 4.1 million shares valued at $23.6 million which are held in the investment trusts described in the previous paragraph; and 1.0 million shares valued at $5.9 million which are held as collateral for a $12.4 million investment borrowing transaction and are subject to a forward sale contract pursuant to which the Company has agreed to sell between .6 million and
1.0 million shares of AWE common stock for $15.5 million on November 15, 2006. The number of shares purchased will be based on the $15.5 million purchase price and the price of AWE common stock at the purchase date. However, such price will be no lower than $14.9862 per share and no higher than $24.3527 per share pursuant to the terms of the forward sale contract.

     The forward contract is a derivative that is required to be marked-to-market each period. Since the hedged asset (i.e., a portion of the shares of AWE which we own) is required to be carried at market value, the hedge rules of SFAS 133 (as defined under the caption "Accounting for Derivatives") are not applicable. However, since the value of the derivative will fluctuate in relation to the change in value of the related AWE common stock, we expect the forward contract to act as a hedge and reduce earnings volatility associated with the AWE common stock. At June 30, 2002, the value of the derivative was $6.5 million. The market values of AWE and many other companies in AWE's business sector have declined significantly in recent periods. We recognized venture capital investment gains (losses) of $(23.7) million and $50.5 million in the second quarters of 2002 and 2001, respectively, related to this investment. Such venture capital investment gains (losses) were $(100.0) million and $3.4 million in the first six months of 2002 and 2001, respectively.

     FINANCE RECEIVABLES AND RETAINED INTERESTS IN SECURITIZATION TRUSTS

     During the first six months of 2002, we completed five securitization transactions, securitizing $2.3 billion of finance receivables. These securitizations were structured in a manner that requires them to be accounted for as secured borrowings, whereby the loans and securitization debt remain on our balance sheet, rather than as sales, pursuant to SFAS 140. Such accounting method is referred to as the "portfolio method".

     We classify the finance receivables transferred to the securitization trusts and held as collateral for the notes issued to investors as "finance receivables-securitized." The average interest rate earned on these receivables at June 30, 2002, was approximately 12.5 percent. We classify the notes issued to investors in the securitization trusts as "notes payable related to securitized finance receivables structured as collateralized borrowings."

     We also completed various loan sale transactions. During the first six months of 2002, we sold $.3 billion of finance receivables which generated net gains of $17.4 million. We also recognized a loss of $47.3 million related to the sale of $.4 billion of certain finance receivables sold as part of our cash raising initiatives in order to meet our debt obligations. See "Special Charges" elsewhere in the notes to the consolidated financial statements. In the first six months of 2001, we sold $1.5 billion of receivables including: (i) our $802.3 million vendor services loan portfolio (which was marked-to-market in the fourth quarter of 2000 and no additional gain or loss was recognized in the first six months of 2001); (ii) $568.4 million of high-loan-to-value mortgage loans; and (iii) $96.4 million of other loans. These sales resulted in net gains of $15.6 million in the first six months of 2001. The Company entered into a servicing agreement on the high-loan-to-value mortgage loans sold. Pursuant to the servicing agreement, the servicing fees payable to the Company are senior to all other payments of the trust which purchased the loans. The Company also holds a residual interest in certain other cash flows of the trust. The Company did not provide any guarantees with respect to the performance of the loans sold.

                         CONSECO, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              --------------------


     The following table summarizes our finance receivables - securitized by business line (there were no such finance receivables related to discontinued lines):

                                                                                         June 30,       December 31,
                                                                                           2002             2001
                                                                                           ----             ----
                                                                                           (Dollars in millions)
Continuing lines:
   Manufactured housing...............................................................  $ 7,516.7        $ 6,940.4
   Mortgage services..................................................................    5,749.0          5,658.2
   Retail credit......................................................................      818.0            878.9
   Consumer finance - closed-end......................................................      486.5            580.8
   Floorplan..........................................................................      316.3            436.9
                                                                                        ---------        ---------

                                                                                         14,886.5         14,495.2
   Less allowance for credit losses...................................................      356.8            296.7
                                                                                        ---------        ---------

     Total finance receivables - securitized..........................................  $14,529.7        $14,198.5
                                                                                        =========        =========

                         CONSECO, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              --------------------


     The following table summarizes our other finance receivables by business line and categorized as either: (i) a part of our continuing lines; or (ii) a part of our discontinued lines:

                                                                                         June 30,       December 31,
                                                                                           2002             2001
                                                                                           ----             ----
                                                                                           (Dollars in millions)
Continuing lines:
   Manufactured housing...............................................................   $  215.4         $  609.3
   Mortgage services..................................................................      860.4          1,128.9
   Retail credit......................................................................    1,931.5          1,811.1
   Consumer finance - closed-end......................................................        8.6              6.3
                                                                                         --------         --------

                                                                                          3,015.9          3,555.6
   Less allowance for credit losses...................................................      102.9            111.6
                                                                                         --------         --------

     Net other finance receivables for continuing lines...............................    2,913.0          3,444.0
                                                                                         --------         --------

Discontinued lines....................................................................      173.8            379.7
   Less allowance for credit losses...................................................        6.7             13.0
                                                                                         --------         --------

     Net other finance receivables for discontinued lines.............................      167.1            366.7
                                                                                         --------         --------

     Total other finance receivables..................................................   $3,080.1         $3,810.7
                                                                                         ========         ========


     The changes in the allowance for credit losses included in finance receivables (both securitized and other portfolios) were as follows:

                                                                           Three months ended         Six months ended
                                                                                June 30,                   June 30,
                                                                           ------------------         -----------------
                                                                           2002          2001         2002         2001
                                                                           ----          ----         ----         ----
                                                                                        (Dollars in millions)
Allowance for credit losses, beginning of period................          $439.9        $ 312.1       $ 421.3     $ 306.8

Additions to the allowance:
   Provision for losses.........................................           158.3          111.0         316.7       226.7
   Change in allowance due to purchases and sales of certain
     finance receivables........................................             1.6            2.9           3.9        (5.5)
Credit losses...................................................          (133.4)        (107.8)       (275.5)     (209.8)
                                                                          ------        -------       -------     -------

Allowance for credit losses, end of period......................          $466.4        $ 318.2       $ 466.4     $ 318.2
                                                                          ======        =======       =======     =======

     The securitizations structured prior to September 8, 1999, met the applicable criteria to be accounted for as sales. At the time the loans were securitized and sold, we recognized a gain and recorded our retained interest represented by the interest-only security. The interest-only security represents the right to receive, over the life of the pool of receivables: (i) the excess of the principal and interest received on the receivables transferred to the special purpose entity over the principal and interest paid to the holders of other interests in the securitization; and (ii) contractual servicing fees. In some of those securitizations, we also retained certain lower-rated securities that are senior in payment priority to the interest-only securities. Such retained securities (classified as actively managed fixed maturity securities) had a par value, fair value and amortized cost of $733.9 million, $511.6 million and $687.8 million, respectively, at June 30, 2002.

                         CONSECO, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              --------------------

     The interest-only securities on our balance sheet represent an allocated portion of the cost basis of the finance receivables in the securitization transactions accounted for as sales related to transactions structured prior to September 8, 1999. Our interest-only securities and other retained interests in those securitization transactions are subordinate to the interests of other investors. Their values are subject to credit, prepayment, and interest rate risk on the securitized finance receivables. We determine the discount rate to value these securities based on our estimates of current market rates of interest for securities with similar yield, credit quality and maturity characteristics. We include the difference between estimated fair value and the amortized cost of the interest-only securities (after adjustments for impairments required to be recognized in earnings) in "accumulated other comprehensive loss, net of taxes." We used the following assumptions to adjust the amortized cost to estimated fair value at June 30, 2002 and December 31, 2001. If actual performance differs from these assumptions, we may be required to recognize additional impairment charges related to the value of our interest-only securities and servicing rights.

                                                                                                               Interests  Interests
                                                    Manufactured     Home equity/       Consumer/               held by    held by
June 30, 2002                                          housing     home improvement     equipment     Total     others     Conseco
-------------                                          -------     ----------------     ---------     -----     ------     -------
                                                                                (Dollars in millions)
Interest-only securities at fair value............    $   116.0       $  141.6         $   7.8     $   265.4    $(58.3)    $207.1
Cumulative principal balance of sold finance
   receivables at June 30, 2002...................     16,481.7        4,099.2           966.4      21,547.3
Weighted average stated customer interest rate
   on sold finance receivables....................         9.8%          11.9%           10.5%
Assumptions to determine estimated fair value
   of interest-only securities at June 30, 2002:
     Expected prepayment speed as a percentage
       of principal balance of sold finance
       receivables (a)............................         7.1%          16.5%           18.4%
     Expected nondiscounted credit losses as a
       percentage of principal balance of
       related finance receivables (a)............        11.3%           7.1%            6.0%
     Weighted average discount rate ..............        16.0%          16.0%           16.0%


                                                                                                               Interests  Interests
                                                  Manufactured       Home equity/       Consumer/               held by    held by
December 31, 2001                                    housing       home improvement     equipment     Total     others     Conseco
-----------------                                    -------       ----------------     ---------     -----     ------     -------
                                                                                (Dollars in millions)
Interest-only securities at fair value............    $    32.3       $  155.8         $    8.8    $   196.9    $(55.2)    $141.7
Cumulative principal balance of sold finance
   receivables at December 31, 2001...............     17,732.2        4,947.4          1,210.1     23,889.7
Weighted average stated customer interest rate on
   sold finance receivables.......................         9.8%          12.0%            10.6%
Assumptions to determine estimated fair value of
   interest-only securities at December 31, 2001:
     Expected prepayment speed as a percentage
       of principal balance of sold finance
       receivables (a)............................         7.1%          17.4%            18.8%
     Expected nondiscounted credit losses as a
       percentage of principal balance of related
       finance receivables (a)....................        11.7%           7.4%             6.1%
     Weighted average discount rate...............        16.0%          16.0%            16.0%

                         CONSECO, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              --------------------


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

     Under current accounting rules (pursuant to EITF Issue No. 99-20 "Recognition of Interest Income and Impairments on Purchased and Retained Beneficial Interests in Securitized Financial Assets" (" EITF 99-20")) which we adopted effective July 1, 2000, declines in the value of our interest-only securities are recognized when: (i) the fair value of the retained beneficial interests are less than their carrying value; and (ii) the timing and/or amount of cash expected to be received from the retained beneficial interests have changed adversely from the previous valuation which determined the carrying value of the retained beneficial interests. When both occur, the retained beneficial interests are written down to fair value.

     We recognized an impairment charge (net of adjustments to the valuation allowance associated with our servicing rights) of $41.7 million in the first six months of 2001 for the interest-only securities that were not performing as well as expected based on our previous valuation estimates. No such impairment charge was recognized in the first six months of 2002.

     The following table summarizes certain cash flows received from and paid to the securitization trusts during the three and six month periods ended June 30, 2002 and 2001 (dollars in millions):

                                                                            Three months              Six months
                                                                           ended June 30,            ended June 30,
                                                                          ----------------           --------------
                                                                          2002        2001           2002      2001
                                                                          ----        ----           ----      ----
Servicing fees received.................................................  $ 10.8       $17.9       $  22.6   $ 42.4
Cash flows from interest-only securities, net...........................   (31.3)        1.8         (30.5)     7.9
Cash flows from retained bonds..........................................    28.0        17.4          52.6     34.9
Servicing advances paid.................................................   (69.1)     (195.4)       (155.4)  (399.9)
Repayment of servicing advances.........................................    65.7       193.1         148.8    388.0

     We have projected that the adverse manufactured housing default experience in 2001 and the first half of 2002 will improve over time beginning in the third quarter of 2002. As a result of these assumptions, we project that payments related to guarantees issued in conjunction with the sales of certain finance receivables will exceed the gross cash flows from the interest-only securities by approximately $55 million during the remainder of 2002 and $65 million in 2003. We project the gross cash flows from the interest-only securities will exceed the payments related to guarantees issued in conjunction with the sales of certain finance receivables by approximately $5 million in 2004 and $15 million in 2005 and by approximately $530 million in all years thereafter. These projected payments are considered in the projected cash flows we use to value our interest-only securities. There can be no assurance that we will have adequate liquidity to make such guarantee payments.

     Effective September 30, 2001, we transferred substantially all of our interest-only securities into a securitization trust. The transaction provided a means to finance a portion of the value of our interest-only securities by selling some of the cash flows to Lehman Brothers, Inc. and affiliates (collectively "Lehman"). The transfer was accounted for as a sale in accordance with SFAS 140. However, no gain or loss was recognized because the aggregate fair value of the interest retained by the Company and the cash received from the sale were equal to the carrying value of the interest-only securities prior to their transfer to the trust. The trust is a special purpose entity and is not consolidated pursuant to SFAS 140. We received a trust security representing an interest in the trust equal to 85 percent of the estimated future cash flows of the interest-only securities held in the trust. Lehman purchased the remaining 15 percent interest. The value of the interest purchased by Lehman was $58.3 million at June 30, 2002. The Company continues to be the servicer of the finance receivables underlying the interest-only securities transferred to the trust. Lehman has the ability to accelerate the principal payments related to their interest after a stated period. Until such time, Lehman is required to maintain a 15 percent interest in the estimated future cash flows of the trust. By aggregating the interest-only securities into one structure, the impairment test for these securities are conducted on a single set of cash flows representing the Company's 85 percent interest in the trust. Accordingly, adverse changes in cash flows from one interest-only security are offset by positive changes in another. The new structure does not avoid an

                         CONSECO, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              --------------------


impairment charge if sufficient positive cash flows in the aggregate are not available. Further, increases in cash flows above the adverse cash flows cannot be recognized in earnings.

     The following table summarizes quantitative information about delinquencies, net credit losses, and components of managed finance receivables:

                                                                            Principal balance
                                                                             60 days or more               Net credit
                                           Principal balance                     past due                   losses
                                         -------------------------      ---------------------------      ---------------
                                                                                                           Six months
                                         June 30,      December 31,     June 30,       December 31,       ended June 30,
                                                                                                         ---------------
                                           2002           2001           2002             2001           2002       2001
                                           ----           ----           ----             ----           ----       ----
                                                                         (Dollars in millions)
Type of finance receivables

Manufactured housing...................  $24,608.1     $25,575.1       $614.3          $610.5         $289.7      $277.9
Home equity/home improvement...........   10,859.4      11,851.4        125.7           139.9          124.8       125.5
Consumer...............................    4,011.8       4,198.8         78.7           112.6          123.4        99.4
Commercial.............................      512.6       1,377.0          6.3            16.2           14.8        34.9
                                         ---------     ---------       ------          ------         ------      ------

Total managed receivables..............   39,991.9      43,002.3        825.0           879.2          552.7       537.7

Less finance receivables securitized
     and repossessed assets............   21,683.9      24,297.3        406.8           464.9          277.2       327.9
                                         ---------     ---------       ------          ------         ------      ------

Finance receivables held on balance
     sheet before allowance for credit
     losses and deferred points and
     other, net........................   18,308.0      18,705.0       $418.2          $414.3         $275.5      $209.8
                                                                       ======          ======         ======      ======

Less allowance for credit losses.......      466.4         421.3

Less deferred points and other, net....      231.8         274.5
                                         ---------     ---------

Finance receivables held on
   balance sheet.......................  $17,609.8     $18,009.2
                                         =========     =========

                         CONSECO, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              --------------------


     Activity in the interest-only securities account was as follows:

                                                                                                     Six months ended
                                                                                                         June 30,
                                                                                                   -------------------
                                                                                                   2002           2001
                                                                                                   ----           ----
                                                                                                   (Dollars in millions)
Balance, beginning of period...................................................................   $141.7         $432.9
   Investment income...........................................................................     10.0           31.7
   Cash paid (received):
     Gross cash received.......................................................................    (32.9)         (32.2)
     Guarantee payments related to clean-up calls (a)..........................................      9.3           14.7
     Guarantee payments related to bonds held by others........................................     26.1           12.6
     Guarantee payments related to retained bonds (included in actively managed
       fixed maturities).......................................................................     37.3           11.7
   Impairment charge to reduce carrying value..................................................      -            (47.8)
   Sale of securities related to a discontinued line...........................................      -            (12.4)
   Change in interest purchased by Lehman in conjunction with securitization transaction.......     (3.1)           -
   Change in unrealized appreciation recorded in shareholders' equity..........................     18.7           47.5
                                                                                                  ------         ------

Balance, end of period.........................................................................   $207.1         $458.7
                                                                                                  ======         ======


--------------------

(a) During the first six months of 2002 and 2001, clean-up calls were exercised for certain securitizations that were previously recognized as sales. The interest-only securities related to these securitizations had previously been separately securitized with other interest-only securities in transactions recognized as sales. The Company holds the residual interests issued by the securitization trusts. The terms of the residual interests require the holder to make payments to the securitization trust when a clean-up call related to an underlying trust (a trust which issued interest-only securities held by the securitization trust) occurs. These payments are used to accelerate principal payments to the holders of the other securities issued by the securitization trusts. During the first six months of 2002 and 2001, the Company was required to make payments to the securitization trusts. These payments increased our basis in the retained interests, as the related liability assumed by the Company (and reflected in the value of the retained interest) was extinguished.



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

     The amortization related to the cost of policies purchased was $100.7 million and $144.3 million in the first six months of 2002 and 2001, respectively. The Company expects to amortize approximately 13 percent of the December 31, 2001, balance of cost of policies purchased in 2002, 11 percent in 2003, 8 percent in 2004, 10 percent in 2005 and 7 percent in 2006.

                         CONSECO, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              --------------------


     EARNINGS PER SHARE

     A reconciliation of income (loss) before extraordinary gain (loss) and cumulative effect of accounting change and shares used to calculate basic and diluted earnings per share is as follows:


                                                                           Three months ended         Six months ended
                                                                                June 30,                  June 30,
                                                                           ------------------        -------------------
                                                                           2002          2001        2002           2001
                                                                           ----          ----        ----           ----
                                                                                       (Dollars in millions
                                                                                      and shares in thousands)
Income (loss) before extraordinary gain (loss) and cumulative
   effect of accounting change........................................  $(1,334.2)      $(20.7)    $(1,434.1)     $63.1
Preferred stock dividends.............................................        (.9)        (4.6)         (1.9)      (8.5)
                                                                        ---------       ------     ---------      -----

     Income (loss) before extraordinary gain (loss) and
       cumulative effect of accounting change applicable to
       common ownership for basic earnings per share..................   (1,335.1)       (25.3)     (1,436.0)      54.6

Effect of dilutive securities.........................................        -            -             -          -
                                                                        ---------       ------     ---------      -----

     Income (loss) before extraordinary gain (loss) and
       cumulative effect of accounting change applicable to
       common ownership and assumed conversions for
       diluted earnings per share....................................   $(1,335.1)      $(25.3)    $(1,436.0)     $54.6
                                                                        =========       ======     =========      =====

Shares:

   Weighted average shares outstanding for basic earnings per share...    346,005      337,773       345,607    334,454

Effect of dilutive securities on weighted average shares:
   Stock options......................................................        -            -              -      13,263
   Employee benefit plans.............................................        -            -              -       2,620

     Dilutive potential common shares.................................        -            -              -      15,883
                                                                        ---------      -------       -------    -------

     Weighted average shares outstanding for diluted earnings
       per share......................................................    346,005      337,773       345,607    350,337
                                                                        =========      =======       =======    =======


     There were no dilutive common stock equivalents during the 2002 periods and the three month period ended June 30, 2001 because of the net loss realized by the Company during such periods.

                         CONSECO, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              --------------------


     The following summarizes the equivalent common shares for securities that were not included in the computation of diluted earnings per share during the three and six months ended June 30, 2002 and 2001, because doing so would have been antidilutive in the periods presented. Such securities could potentially dilute earnings per share in future periods.

                                                                           Three months ended          Six months ended
                                                                                 June 30,                  June 30,
                                                                           -------------------         -----------------
                                                                           2002           2001         2002         2001
                                                                           ----           ----         ----         ----
                                                                                       (Shares in thousands)
   Equivalent common shares that were antidilutive during the period:
     Stock options.......................................................   3,351       14,147         2,914         -
     Employee benefit plans..............................................     889        3,055           907         -
     Assumed conversion of convertible preferred stock...................  28,414       27,305        28,273      27,170
                                                                           ------       ------        ------      ------

       Antidilutive equivalent common shares.............................  32,654       44,507        32,094      27,170
                                                                           ======       ======        ======      ======


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

     Corporate and other segment. Our corporate segment includes certain investment activities, such as our venture capital investment in AWE, and, prior to its sale, our ownership interest in the riverboat casino in Lawrenceburg, Indiana. In addition, the corporate segment includes interest expense related to the Company's corporate debt, special corporate charges, income (loss) from the discontinued major medical business and other income and expenses. Corporate expenses are net of charges to our subsidiaries for services provided by the corporate operations.

                         CONSECO, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              --------------------


Segment operating information was as follows:

                                                                    Three months ended      Six months ended
                                                                         June 30,               June 30,
                                                                    ------------------      ----------------
                                                                    2002          2001      2002        2001
                                                                    ----          ----      ----        ----
                                                                              (Dollars in millions)
Revenues:
   Insurance and fee-based segment:
     Insurance policy income:
       Annuities.................................................  $   44.5     $   32.6   $   81.1    $   58.5
       Supplemental health.......................................     564.1        555.4    1,137.3     1,111.6
       Life......................................................     133.2        209.0      315.0       416.6
       Other.....................................................      28.8         32.6       59.3        66.0
     Net investment income (a)...................................     267.4        413.0      613.6       777.8
     Fee revenue and other income (a)............................      25.1         26.3       53.5        52.3
     Net investment losses (a)...................................    (260.4)       (40.3)    (290.8)     (153.6)
                                                                   --------     --------   --------    --------

         Total insurance and fee-based segment revenues..........     802.7      1,228.6    1,969.0     2,329.2
                                                                   --------     --------   --------    --------

   Finance segment:
     Net investment income:
       Interest-only securities (a)..............................       5.1         16.6       10.0        31.7
       Manufactured housing......................................     236.7        210.5      462.1       409.9
       Mortgage services.........................................     194.7        191.1      389.8       391.7
       Consumer/credit card......................................     110.0        106.6      221.1       215.5
       Commercial................................................      13.1         35.9       36.9        72.3
       Other (a).................................................       -            -           -          7.3
     Gain on sale of finance receivables.........................      10.2          6.7       17.4        15.6
     Fee revenue and other income................................      63.1         87.7      131.2       175.3
     Impairment charge related to retained interests in
       securitization transactions...............................       -          (33.8)       -         (41.7)
                                                                   --------     --------   --------    --------

         Total finance segment revenues..........................     632.9        621.3    1,268.5     1,277.6
                                                                   --------     --------   --------    --------

   Corporate and other:
     Net investment income.......................................       3.3          6.7        5.7        17.6
     Venture capital income (loss) related to investment in AWE..     (23.7)        50.5     (100.0)        3.4
     Gain on sale of interest in riverboat.......................       -            -           -        192.4
     Revenue from the discontinued major medical business........     118.8        201.0      259.8       416.9
     Other income................................................       -            -          -            .9
                                                                   --------     --------   --------    --------

         Total corporate segment revenues........................      98.4        258.2      165.5       631.2
                                                                   --------     --------   --------    --------

   Eliminations..................................................     (12.1)        (5.8)     (21.8)      (12.7)
                                                                   --------     --------   --------    --------

         Total revenues..........................................   1,521.9      2,102.3    3,381.2     4,225.3
                                                                   --------     --------   --------    --------

Expenses:
   Insurance and fee-based segment:
     Insurance policy benefits...................................     598.7        727.5    1,307.0     1,437.7
     Amortization................................................     239.5        206.3      413.0       357.9
     Interest expense on investment borrowings...................       3.7         12.2       11.2        16.7
     Other operating costs and expenses..........................     124.8        148.3      268.8       297.1
     Special charges.............................................      42.8          3.6       48.1        12.7
                                                                   --------     --------   --------    --------

       Total insurance and fee-based segment expenses............   1,009.5      1,097.9    2,048.1     2,122.1
                                                                   --------     --------   --------    --------

                                   (continued)

                         CONSECO, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              --------------------

                         (continued from previous page)

                                                                     Three months ended       Six months ended
                                                                          June 30,                June 30,
                                                                     ------------------       ----------------
                                                                     2002          2001       2002        2001
                                                                     ----          ----       ----        ----
                                                                                (Dollars in millions)
   Finance segment:
     Provision for losses........................................  $  158.3     $  111.0   $  316.7     $  226.7
     Interest expense............................................     286.0        306.6      575.5        628.2
     Special charges.............................................       9.3          2.4       56.5         16.2
     Other operating costs and expenses..........................     148.0        157.4      302.6        320.7
                                                                   --------     --------   --------     --------

       Total finance segment expenses............................     601.6        577.4    1,251.3      1,191.8
                                                                   --------     --------   --------     --------

   Corporate and other:
     Interest expense on corporate debt..........................      80.2         93.6      155.4        193.5
     Provision for losses and expenses related to stock
       purchase plan.............................................     100.0          -        140.0          -
     Expenses from the discontinued major medical
       business..................................................     118.8        261.8      259.8        485.6
     Other corporate expenses, less charges to subsidiaries for
       services provided.........................................       5.2          9.3       14.8          6.1
     Special charges and other...................................      80.9         28.7       97.9         25.2
                                                                   --------     --------   --------     --------

       Total corporate segment expenses..........................     385.1        393.4      667.9        710.4
                                                                   --------     --------   --------     --------

   Eliminations..................................................     (12.1)        (5.8)     (21.8)       (12.7)
                                                                   --------     --------   --------     --------

       Total expenses............................................   1,984.1      2,062.9    3,945.5      4,011.6
                                                                   --------     --------   --------     --------

Income (loss) before income taxes, minority interest, extraordinary gain (loss)and cumulative effect of accounting change:
     Insurance and fee-based operations..........................    (206.8)       130.7      (79.1)       207.1
     Finance operations..........................................      31.3         43.9       17.2         85.8
     Corporate interest expense and other items..................    (286.7)      (135.2)    (502.4)       (79.2)
                                                                   --------     --------   --------      -------

         Income (loss) before income taxes, minority interest,
           extraordinary gain (loss) and cumulative effect of
           accounting change.....................................  $ (462.2)    $   39.4   $ (564.3)     $ 213.7
                                                                   ========     ========   ========      =======

--------------------

(a) It is not practicable to provide additional components of revenue by product or service.



     ACCOUNTING FOR DERIVATIVES

     Our equity-indexed annuity products provide a guaranteed base rate of return and a higher potential return linked to the performance of the Standard & Poor's 500 Index ("S&P 500 Index") based on a percentage (the participation rate) over an annual period. At the beginning of each policy year, a new index period begins. The Company is able to change the participation rate at the beginning of each index period, subject to contractual minimums. We buy S&P 500 Call Options in an effort to hedge potential increases to policyholder benefits resulting from increases in the S&P 500 Index to which the product's return is linked. We include the cost of the S&P 500 Call Options in the pricing of these products. Policyholder account balances for these annuities fluctuate in relation to changes in the values of these options. We reflect changes in the estimated market value of these options in net investment income. Option costs that are attributable to benefits provided were $52.2 million and $61.5 million in the first six months of 2002 and 2001, respectively. These costs are reflected in the change in market value of the S&P 500 Call Options included in investment income. Net investment income (loss) related to equity-

                         CONSECO, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              --------------------

indexed products before this expense was $(18.2) million and $5.4 million in the first six months of 2002 and 2001, respectively. Such amounts were substantially offset by the corresponding charge to insurance policy benefits. The estimated fair value of the S&P 500 Call Options was $15.9 million and $49.8 million at June 30, 2002 and December 31, 2001, respectively. We classify such instruments as other invested assets. The Company accounts for the options issued to the policyholder for the estimated life of the annuity contract as embedded derivatives as defined by Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by Statement of Financial Accounting Standards No. 137, "Deferral of the Effective Date of FASB Statement No. 133" and Statement of Financial Accounting Standards No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities" (collectively referred to as "SFAS 138"). The Company records the change in the fair values of the embedded derivatives in current earnings as a component of policyholder benefits. The fair value of these derivatives, which are classified as "liabilities for interest-sensitive products", was $376.2 million and $491.2 million at June 30, 2002 and December 31, 2001, respectively.

     In 2001, we entered into interest rate swap agreements to convert the fixed rate on our senior notes (10.75 percent) to a variable rate based on LIBOR plus
5.7525 percent. In accordance with the requirements of SFAS 138, the change in the fair value of the interest rate swap and the gain or loss on the hedged senior notes attributable to the hedged interest rate risk were recorded in current-period earnings. Because the terms of the interest rate swap agreements substantially match the terms of the senior notes, the gain or loss on the swap and the senior notes will generally be equal and offsetting (although the effective interest rate on our debt would be affected).

     At December 31, 2001, "notes payable-direct corporate obligations" was decreased by $13.5 million, to reflect the estimated fair value of such interest rate swap agreements. Such interest rate swap agreements were terminated in April 2002 generating cash proceeds of $3.5 million. Such amount represented $11.9 million of cash due to the Company pursuant to the terms of the swaps, net of $8.4 million which represented the fair value of the interest rate swaps on the date of termination. The $8.4 million will be amortized as additional interest expense over the remaining life of our senior notes.

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

     If the counterparties for the derivatives we hold fail to meet their obligations, Conseco may have to recognize a loss. Conseco limits its exposure to such a loss by diversifying among several counterparties believed to be strong and creditworthy. At June 30, 2002, all of the counterparties were rated "A" or higher by Standard & Poor's Corporation.

     GUARANTEES

    In conjunction with certain sales of finance receivables, our finance subsidiary provided guarantees aggregating approximately $1.4 billion at June 30, 2002. We consider any potential payments related to these guarantees in the projected net cash flows used to determine the value of our interest-only securities. If we have to make more payments on these guarantees than anticipated, or we experience higher than anticipated rates of repayment, including due to foreclosure or charge-offs, or any adverse changes in our assumptions used for valuation, we would be required to recognize additional impairment charges. During the first six months of 2002 and 2001, interest and principal payments related to such guarantees on bonds held by others totaled $26.1 million and $12.6 million, respectively. There can be no assurance that we will have adequate liquidity to make such guarantee payments.

     We have guaranteed bank loans totaling $537.3 million to approximately 155 current and former directors, officers and key employees. As described in the note to the consolidated financial statement entitled "Liquidity Issues", the Company has violated a debt to capitalization ratio loan covenant which could result in the immediate acceleration of our obligation pursuant to the Company's guarantee. We have requested from the relevant lenders a waiver of the covenant violation effective as of June 30, 2002 through September 9, 2002. There can be no assuarance that we can obtain such waivers. The funds were used by the participants to purchase approximately 18.0 million shares of Conseco common stock in open market or negotiated transactions with independent parties. Such shares are held by the bank as collateral for the loans. In addition, Conseco has provided loans to participants for interest on the bank loans totaling $159.0 million. During the third quarter of 2000, the Company negotiated a new guarantee with the banks which expires on December 31, 2003, and made it available to participants who qualified and chose to participate in a new lending program.

                         CONSECO, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              --------------------

     A key goal of the program is to reduce the balance of each participant's bank and interest loans to $25 per share of stock purchased through the program. Such reductions are to occur through cash payments and pay for performance programs. In order to receive the pay for performance program benefits, participants in the new program are required to put to the Company, 75 percent of the value in excess of $25 per share of the shares purchased through this program, as determined on December 31, 2003. A subsidiary of Conseco has pledged $55.3 million of cash collateral in conjunction with the guarantee of a portion of the bank loans. Conseco also granted a security interest in most of its assets in conjunction with the guarantee of a portion of the bank loans. During the first six months of 2002, we established a noncash provision in connection with these guarantees and loans of $140.0 million. Such provision is included as a component of the provision for losses. At June 30, 2002, the reserve for losses on the loan guarantees and the liability related to the pay for performance benefits totaled $560.0 million. At June 30, 2002, the guaranteed bank loans and interest loans exceeded the value of the collateral held (primarily the value of the common stock purchased) and the reserve for losses and the liability related to the pay for performance benefits by approximately $95 million. All participants have agreed to indemnify Conseco for any loss incurred on their loans. We regularly evaluate these guarantees and loans in light of the collateral and the creditworthiness of the participants.

     REINSURANCE

     In the first quarter of 2002, we completed a reinsurance agreement pursuant to which we are ceding 80 percent of the inforce traditional life business of our subsidiary, Bankers Life & Casualty Company, to Reassure America Life Insurance Company (rated A++ by A.M. Best). The total insurance liabilities ceded pursuant to the contract are approximately $400 million. The reinsurance agreement and the related dividends of $110.5 million have been approved by the appropriate state insurance departments and the dividends have been paid to the parent company. The ceding commission approximated the amount of the cost of policies purchased and cost of policies produced related to the ceded business.

     On June 28, 2002, we completed a reinsurance transaction pursuant to which we ceded 100 percent of the traditional life and interest-sensitive life insurance business of our subsidiary, Conseco Variable Insurance Company, to Protective Life Insurance Company (rated A+ by A.M. Best). The total insurance liabilities ceded pursuant to the contract were approximately $470 million. Our insurance subsidiary received a ceding commission of $49.5 million. We have requested approval from the appropriate insurance regulators to transfer the ceding commission to the parent company.

     During the second quarter of 2002, our subsidiary (Conseco Direct Life Insurance Company) ceded a block of graded benefit life insurance policies to an unaffiliated company pursuant to a modified coinsurance agreement. We received a ceding commission of $83.0 million. The cost of policies purchased and the cost of policies produced were reduced by $123.0 million and we recognized a loss of $39.0 million related to the transaction.

     We may complete additional reinsurance transactions in 2002. We have not been as successful in completing these transactions as we had hoped. Several of our planned transactions have been delayed, require regulatory approval (which may be difficult to obtain given recent developments), and will yield less proceeds than we previously expected. We expect that all reinsurance transactions completed in 2002 will reduce the income before income taxes of our insurance segment by approximately $90 million to $100 million for the year ended December 31, 2002.

     The cost of reinsurance ceded totaled $212.0 million and $110.2 million in the first six months of 2002 and 2001, respectively. We deducted this cost from insurance policy income. In each case, the ceding Conseco subsidiary is contingently liable for claims reinsured if the assuming company is unable to pay. Reinsurance recoveries netted against insurance policy benefits totaled $196.6 million and $106.2 million in the first six months of 2002 and 2001, respectively. Reinsurance premiums assumed totaled $45.5 million and $90.2 million in the first six months of 2002 and 2001, respectively.

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

                         CONSECO, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              --------------------

     A valuation allowance of $1,003.0 million has been provided for the entire balance of net deferred income tax assets at June 30, 2002, as we believe the realization of such assets in future periods is uncertain. We reached this conclusion after considering the availability of taxable income in prior carryback years, tax planning strategies, and the likelihood of future taxable income exclusive of reversing temporary differences and carryforwards.

     The Company established valuation contingencies related to certain tax uncertainties of the insurance companies we acquired on the date of their acquisition. We have determined that $146.2 million of such valuation contingencies are no longer necessary because the tax uncertainties no longer exist. Pursuant to Statement of Financial Accounting Standards Statement No. 109, "Accounting for Income Taxes", the benefit for the reduction of such valuation contingencies shall be first applied to reduce the goodwill balance related to the acquisition. Accordingly, in the second quarter of 2002, we reduced such valuation contingencies (increasing deferred taxes) and reduced goodwill by $146.2 million.

                         CONSECO, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              --------------------


     The components of the Company's income tax assets and liabilities were as follows:

                                                                                           June 30,   December 31,
                                                                                             2002         2001
                                                                                             ----         ----
                                                                                            (Dollars in millions)
Deferred tax assets:
  Net operating loss carryforwards................................................        $   329.0     $   411.7
  Deductible temporary differences:
     Actively managed fixed maturities............................................            208.7         124.9
     Interest-only securities.....................................................             38.6          -
     Venture capital loss.........................................................              7.1          -
     Insurance liabilities........................................................            980.7         827.5
     Allowance for loan losses....................................................            177.2         148.2
     Reserve for loss on loan guarantees..........................................            193.2         147.0
     Unrealized depreciation......................................................            167.2         247.1
     Debt obligations.............................................................            113.2           -
                                                                                          ---------     ---------

        Total deferred tax assets.................................................          2,214.9       1,906.4

     Valuation allowance..........................................................         (1,003.0)         -
                                                                                          ---------     ---------

        Net deferred tax assets...................................................          1,211.9       1,906.4
                                                                                          ---------     ---------

Deferred tax liabilities:
     Venture capital income.......................................................              -           (36.7)
     Interest-only securities.....................................................              -           (75.2)
     Cost of policies purchased and cost of policies produced.....................         (1,075.4)     (1,075.6)
     Other........................................................................           (136.5)        (56.2)
                                                                                          ---------     ---------

        Total deferred tax liabilities............................................         (1,211.9)     (1,243.7)
                                                                                          ---------     ---------

     Current income taxes prepaid.................................................             55.2          15.4
                                                                                          ---------     ---------

        Net income tax assets (liabilities).......................................        $    55.2     $   678.1
                                                                                          =========     =========


     At June 30, 2002, Conseco had federal income tax loss carryforwards of $940.1 million available (subject to various statutory restrictions) for use on future tax returns. These carryforwards will expire as follows: $2.3 million in 2003; $11.2 million in 2004; $4.9 million in 2005; $.7 million in 2006; $7.9 million in 2007; $7.5 million in 2008; $10.5 million in 2009; $4.6 million in 2010; $5.7 million in 2011; $10.1 million in 2012; $43.9 million in 2013; $6.9 million in 2014; $100.8 million in 2016; $44.4 million in 2017; $66.9 million in 2018; $121.6 million in 2019; and $490.2 million in 2020.

                         CONSECO, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              --------------------



     Income tax expense (benefit) was as follows:

                                                                                              For the six months
                                                                                               ended June 30,
                                                                                              ------------------
                                                                                              2002          2001
                                                                                              ----          ----
                                                                                            (Dollars in millions)
Current tax provision.................................................................     $  105.4        $28.2
Deferred tax provision (benefit)......................................................       (297.0)        61.1
                                                                                           --------        -----

  Income tax expense (benefit) on period income.......................................       (191.6)        89.3

Valuation allowance...................................................................      1,003.0          -
                                                                                           --------        -----

        Total income tax expense......................................................     $  811.4        $89.3
                                                                                           ========        =====



     A reconciliation of the U.S. statutory corporate income tax rate to the effective rate reflected in the consolidated statement of operations is as follows:

                                                                                                     Six months ended
                                                                                                         June 30,
                                                                                                     ----------------
                                                                                                     2002        2001
                                                                                                     ----        ----
U.S. statutory corporate rate..................................................................     (35.0)%      35.0%
Valuation allowance............................................................................     177.7         -
Nondeductible goodwill amortization............................................................       -           9.2
State taxes....................................................................................        .3         3.7
Provision for tax issues and other.............................................................        .8        (6.1)
                                                                                                    -----        ----

       Effective tax rate......................................................................     143.8%       41.8%
                                                                                                    =====        ====

                                       30

                         CONSECO, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              --------------------


     CHANGES IN DIRECT CORPORATE OBLIGATIONS

     Notes payable, representing direct corporate obligations, were as follows (interest rates as of June 30, 2002):

                                                                                June 30,        December 31,
                                                                                  2002              2001
                                                                                  ----              ----
                                                                                  ( Dollars in millions)
$1.5 billion bank credit facility (5.09%)....................................   $1,493.3           $1,493.3
8.5% senior notes due 2002...................................................      224.9              302.3
8.5% guaranteed senior notes due 2003 (a)....................................        1.0               -
6.4% senior notes due 2003...................................................      234.1              250.0
6.4% guaranteed senior notes due 2004 (a)....................................       14.9                -
8.75% senior notes due 2004..................................................      423.7              788.0
8.75% guaranteed senior notes due 2006 (a)...................................      364.3               -
6.8% senior notes due 2005...................................................       99.2              250.0
6.8% guaranteed senior notes due 2007 (a)....................................      150.8               -
9.0% senior notes due 2006...................................................      150.8              550.0
9.0% guaranteed senior notes due 2008 (a)....................................      399.2               -
10.75% senior notes due 2008.................................................       37.6              400.0
10.75% guaranteed senior notes due 2009 (a)..................................      362.4                -
Other........................................................................       90.4               90.6
                                                                                --------           --------

     Total principal amount..................................................    4,046.6            4,124.2
Unamortized net discount related to issuance of notes payable ...............      (43.4)             (42.1)
Mark-to-market adjustment related to hedging transactions (see note
       entitled "Accounting for Derivatives")................................         -                 5.5
Unamortized fair market value of terminated interest rate swap agreements
       (see note entitled "Accounting for Derivatives")......................        9.2                -
                                                                                --------           --------

     Direct corporate obligations............................................   $4,012.4           $4,087.6
                                                                                ========           ========

---------------------------

(a) Such notes were issued pursuant to a debt exchange offer completed in April 2002 as further described in the following paragraphs.


     As described in the note to the consolidated financial statements entitled "Liquidity Issues" the Company is not in compliance with the debt to capitalization ratio we agreed to maintain pursuant to our bank credit facility and the guarantees of the D&O loans for which it has obtained a waiver through September 9, 2002 and has not made certain interest payments on its debt. Such events could result (after the expiration of the applicable grace period with respect to the interest payments) in an immediate acceleration of the maturity of all of our debt. We have received from the relevant lenders a waiver with respect to the noncompliance with the debt to capitalization ratio to be effective as of June 30, 2002 through September 9, 2002.

    In April 2002, Conseco completed an exchange of approximately $1.3 billion aggregate principal amount of newly issued guaranteed notes for our senior unsecured notes held by "qualified institutional buyers," institutional "accredited investors", or non-U.S. persons in transactions outside the United States. The bonds which were exchanged have identical principal amounts, but the new bonds have extended maturities in exchange for an enhanced ranking in the Company's capital structure. The purpose of the exchange offer was to extend the maturity profile of the existing notes in order to improve our financial flexibility and to enhance our future ability to refinance public debt. The new notes are guaranteed on a senior subordinated basis by CIHC, Incorporated, the holding company of our principal operating subsidiaries, including the subsidiaries that engage in our insurance and finance businesses. As a result, the new notes are structurally senior to the existing notes. The new notes were not registered under the Securities Act of 1933, as amended, and may not be offered or sold in the United States absent registration or an exemption from registration. However, we entered into a registration rights agreement for the benefit of each exchange participant in which we agreed to file, and have filed, an exchange offer registration statement with the SEC with respect to the new notes. As a result of our decision to restructure the Company's capital, we do not intend to make the registered exchange offer. Accordingly, the affected notes will accrue additional interest as liquidated damages under the registration rights agreement. The results of the exchange by issue were as follows:

                         CONSECO, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              --------------------



                                                           Originally         Tendered for         %
                                                           Outstanding          Exchange       Tendered
                                                           -----------        ------------     --------
       8.50% senior notes due 2002..................       $302,299,000       $    991,000          -
       6.40% senior notes due 2003..................        250,000,000         14,936,000          6%
       8.75% senior notes due 2004..................        788,000,000        364,294,000         46%
       6.80% senior notes due 2005..................        250,000,000        150,783,000         60%
       9.00% senior notes due 2006..................        550,000,000        399,200,000         73%
       10.75% senior notes due 2008.................        400,000,000        362,433,000         91%

     Effective March 20, 2002, Conseco reached agreement with the participating banks in our bank credit facility to modify certain terms and conditions within the $1.5 billion bank credit agreement (referred to herein as "the amended credit facility"). The most significant changes in the amended credit facility include (i) a change in financial covenant requirements; (ii) a change in the distribution of proceeds on asset sales; (iii) a reduction in the minimum liquidity requirement at the holding company necessary to pay trust preferred dividends; and (iv) a provision permitting the Company to exchange up to $2.54 billion aggregate principal amount of newly issued notes guaranteed by our wholly owned subsidiary, CIHC, Incorporated ("CIHC"). As noted above, the new notes are structurally senior to the existing notes, but subordinated to the CIHC guarantee of the bank credit facility. We are currently not in compliance with a covenant of the amended bank credit agreement for which we have obtained a waiver through September 9, 2002.

     The amended credit facility is due December 31, 2003; however, subject to the absence of any default, we may further extend its maturity to March 31, 2005, provided that: (i) we pay an extension fee of 3.5 percent of the amount extended; (ii) cumulative principal payments of at least $200 million have been paid by September 30, 2002 and at least $500 million by September 30, 2003; and
(iii) the interest coverage ratio for the four quarters ended September 30, 2003 shall be greater than or equal to 2.25:1.0. As described below, the Company has violated a loan covenant which has caused an event of default. We have received from the relevant lenders a waiver of the loan covenant violation effective as of June 30, 2002 through September 9, 2002.

     Pursuant to our amended credit facility, we have agreed to the manner in which any proceeds received from asset sales (including our AWE investment) occurring after June 30, 2002 (with certain exceptions), would be applied. The first $219 million of such proceeds may be retained by the Company and will be available to be used to meet our other debt obligations. The next $313 million will be applied pro rata to the principal payments on the bank credit facility and to a segregated cash account to be held as collateral for our guarantee of certain bank loans to current and former directors, officers and key employees (the "D&O loans"). The next $250 million will be divided equally between the Company and to pay pro rata the principal payments on the bank credit facility and the D&O loans. Proceeds in excess of $915 million and all proceeds during the period December 31, 2003 through March 31, 2004, will be divided as follows:
(i) 25 percent to be retained by the Company; and (ii) 75 percent to pay pro rata the principal payments on the bank credit facility and the D&O loans. Proceeds received after March 31, 2004, are divided equally between the Company and to pay pro rata the principal payments on the bank credit facility and the D&O loans. No assurance can be provided as to the timing, proceeds, or other terms related to any potential asset sale or financing transaction.

     Our amended credit facility requires the Company to maintain various financial ratios and balances, as defined in the agreement. At June 30, 2002, we were not in compliance with the debt to capitalization covenant in our bank credit facility but have received a waiver through September 9, 2002 as described in the note to the consolidated financial statements entitled "Liquidity Issues". Absent the waiver, the covenant violation gives the lenders the right to declare all borrowings under the credit agreement due and payable. The financial ratios and balance we agreed to maintain include: (i) a debt to capitalization ratio of less than .400:1.0 at June 30, 2002 and decreasing over time, as defined in the agreement, to 0.300:1.0 at March 31, 2004 and thereafter (such ratio was .406:1.0 at June 30, 2002); (ii) an interest coverage ratio greater than 1.25:1.0 for the four quarters ending June 30, 2002 and changing over time, as defined in the agreement, to 2.50:1.0 for the four quarters ending June 30, 2004 and thereafter (such ratio was 1.62:1.0 for the four quarters ended June 30, 2002); (iii) adjusted earnings, as defined in the agreement, of at least $1,200.0 million for the four quarters ending June 30, 2002 and increasing over time, as defined in the agreement, to $1,700.0 million for the four quarters ending September 30, 2004 (the adjusted earnings for the four quarters ended June 30, 2002 exceeded $1.3 billion); (iv) Conseco Finance tangible net worth, as defined in the agreement, of at least $1.2 billion at June 30, 2002; and $1.6 billion at March 31, 2005 (such tangible net worth approximated $1.4 billion at June 30, 2002); and (v) the ratio of aggregate total adjusted capital to aggregate authorized control level risk-based capital (as defined by the National Association of Insurance

                         CONSECO, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              --------------------

Commissioners) with respect to our insurance subsidiaries of at least 250 percent (such ratio was greater than 410 percent at June 30, 2002). Our amended bank credit facility provides that any charges taken to write off goodwill to the extent required by SFAS 142 will be excluded from the various financial ratios and covenants that we are required to meet or maintain.

     The amended credit facility reduces the 90-day moving average cash balance we must maintain at the parent company from $100 million to $50 million. The Company is required to have at least $50 million of cash on hand immediately after making a trust preferred dividend payment in addition to the 90-day moving average requirement. The amended agreement also states that in the event one of Conseco's significant insurance subsidiaries is rated B or below by A.M. Best, the Company must take certain actions to generate liquidity and accelerate the repayment of the bank credit facility. All of our significant insurance subsidiaries are rated B++ by A.M. Best and the ratings remain under review with negative implications. We believe that A.M. Best will soon lower our current B++ rating.

     The amended credit facility prohibits the payment of cash dividends on our common stock until the Company has received investment grade ratings on its outstanding public debt. Such agreement also prohibits the repurchase of our common stock. The amended credit agreement limits the issuance of additional debt, contingent obligations, liens, asset dispositions, other restrictive agreements, affiliate transactions, change in business and modification of terms of debt or preferred stock, all as defined in the agreements. The obligations under our credit facility are also guaranteed by CIHC.

     The interest rate on the amended credit facility is based on an IBOR rate plus a margin of 3.25 percent. Borrowings under our bank credit facilities averaged $1,493.3 million during the first six months of 2002, at a weighted average interest rate of 4.86 percent.

     During the second quarter of 2002, we repurchased: (i) $76.4 million par value of the 8.5% notes due October 2002 (resulting in an extraordinary gain of $1.1 million, net of income taxes of $.6 million); and (ii) $1.0 million of the 6.4% notes due February 2003 (resulting in an extraordinary gain of $.1 million, net of income taxes of $.1 million).

     During the first six months of 2001, we repurchased: $64.6 million par value of the 7.6% senior notes due June 2001 (resulting in an extraordinary gain of $.3 million, net of income taxes of $.2 million).

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

                         CONSECO, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              --------------------


     CHANGES IN DIRECT FINANCE OBLIGATIONS (EXCLUDING NOTES PAYABLE RELATED TO SECURITIZED FINANCE RECEIVABLES STRUCTURED AS COLLATERALIZED
     BORROWINGS)

     Notes payable (excluding notes payable related to securitized finance receivables structured as collateralized borrowings) of the finance segment were as follows (interest rates as of June 30, 2002):

                                                                                June 30,       December 31,
                                                                                  2002             2001
                                                                                  ----             ----
                                                                                  (Dollars in millions)
Master repurchase agreements due on various dates in
   2002 and 2003 (2.73%).....................................................   $  914.0           $1,679.0
Credit facility collateralized by retained interests in securitizations
   due 2004 (3.84%)..........................................................      506.3              507.3
Medium term notes due September 2002 (6.50%).................................        8.2              189.7
10.25% senior subordinated notes due June 2002...............................        -                138.2
Other........................................................................        1.4               22.5
                                                                                --------           --------

     Total principal amount..................................................    1,429.9            2,536.7

Unamortized net discount and deferred fees...................................       (6.6)              (8.8)
                                                                                --------           --------

     Direct finance obligations..............................................   $1,423.3           $2,527.9
                                                                                ========           ========

     At August 14, 2002, we had $1.4 billion of committed master repurchase agreements and other facilities with various banking and investment banking firms for the purpose of financing our consumer and commercial finance loan production. We have an additional $1.5 billion of uncommitted master repurchase agreements which require the approval of the lender prior to advancement of funds. These facilities typically provide financing of a certain percentage of the underlying collateral and are subject to the availability of eligible collateral and, in some cases, the willingness of the banking firms to continue to provide financing. Some of these agreements provide for annual terms which are extended either quarterly or semi-annually by mutual agreement of the parties for an additional annual term based upon receipt of updated quarterly financial information. At June 30, 2002, we had borrowed $1.4 billion under these agreements. The capacity under these agreements has been reduced to $2.9 billion (of which $1.4 billion is committed) at August 14, 2002 from $3.8 billion (of which $1.9 billion was committed) at June 30, 2002. In addition, certain of our banks have recently further restricted our borrowing capacity related to manufactured housing loans within the committed facilities. We are unable to predict whether we will be able to obtain replacement financing when our current facilities expire, and there can be no assurance that financing will be obtainable on favorable terms, if at all. To the extent that we are unable to arrange any third party or other financing, our loan origination activities would be adversely affected, which would have a material adverse effect on our operations, financial results and cash position.

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

                         CONSECO, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              --------------------

Preferred Stock of Conseco (the "Series G Preferred Stock") at a $100 stated value per share, having the following general terms:

     (a)  No dividend;
     (b)  Convertible to Conseco common stock at $10 per share;
     (c)  Voting rights on an as converted basis;
     (d)  Mandatorily redeemable by Conseco in January 2012 at the stated value;
     (e) Pari passu with the Series F Preferred Stock of Conseco if, and only if, a majority of the holders of Conseco's Series E Preferred Stock and Series F Preferred Stock consent, and otherwise pari passu with the Series E Preferred Stock and junior to the Series F Preferred Stock; and
     (f) The right to cause Conseco to register the Series G Preferred Stock within one year after electing to surrender the Warrant in exchange for the Series G Preferred Stock.

     Lehman's warrant permits the holder to purchase 5 percent of Conseco Finance at a nominal price. The holder of the warrant may cause the warrant and any stock issued upon its exercise to be purchased for cash at an appraised value in May 2003. Since the warrant permits cash settlement at fair value at the option of the holder of the warrant, it has been included in other liabilities and is measured at fair value, with changes in its value reported in earnings. The estimated fair value of the warrant at June 30, 2002 is $37.3 million. Pursuant to a modification of the financing agreement, the holder was given a derivative instrument which permits the conversion of the warrant (subject to certain terms and conditions) into convertible preferred stock of Conseco with a stated value of $50 million. The convertible preferred stock is convertible into Conseco common stock at $10 per share, pays no dividend and is mandatorily redeemable by Conseco in January 2012 at its stated value. The derivative is measured at fair value, with changes in its value reported in earnings. The estimated fair value of the derivative at June 30, 2002 was $.8 million.

     The credit facility collateralized by retained interests in securitizations and two of the master repurchase agreements require Conseco Finance to maintain various financial ratios, as defined in the agreement. These ratios include: (i) an adjusted tangible net worth of at least $1.5 billion (such amount was greater than $1.6 billion at June 30, 2002); (ii) a fixed charge coverage ratio of not less than 1.0:1.0 for the four quarters ending June 30, 2002, and defined periods thereafter (such ratio was 1.13:1.0 for the period ended June 30, 2002);
(iii) a ratio of net worth to total managed receivables of not less than 4:100 (such ratio was 4.77:100 at June 30, 2002); and (iv) a ratio of total non-warehouse debt less finance receivables and certain other assets, as defined in the agreement, to net worth of less than 1.0:2.0 (such ratio was .38:2.0 at June 30, 2002). These credit facilities also require Conseco Finance to maintain liquidity of greater than $50 million. As of June 30, 2002 our liquidity was $114.2 million.

     One of the master repurchase agreements and one of the other facilities require Conseco Finance to maintain various financial ratios, as defined in the agreements. These ratios include: (i) an adjusted tangible net worth of at least $1.95 billion (such amount was greater than $2.0 billion at June 30, 2002); (ii) a fixed charge coverage ratio of not less than 1.0:1.0 for the four quarters ending June 30, 2002, and defined periods thereafter (such ratio was 1.15:1.0 for the four quarters ended June 30, 2002); (iii) a ratio of net worth to total managed receivables of not less than 4:100 (such ratio was 4.77:100 at June 30, 2002); and (iv) a ratio of total non-warehouse debt less finance receivables and certain other assets, as defined in the agreement, to net worth of less than 1.0:2.0 (such ratio was .38:2.0 at June 30, 2002).

     During the first six months of 2002, Conseco Finance repurchased $46.9 million par value of its senior subordinated notes and medium term notes resulting in an extraordinary gain of $3.9 million (net of income taxes). In March 2002, Conseco Finance completed a tender offer pursuant to which it purchased $75.8 million par value of its senior subordinated notes due June 2002. The purchase price was equal to 100 percent of the principal amount of the notes plus accrued interest. The remaining principal amount outstanding of $34.8 million of the senior subordinated notes was retired at maturity on June 3, 2002.

     In April 2002, Conseco Finance completed a tender offer pursuant to which it purchased $158.5 million par value of its medium term notes due September 2002 and $3.7 million par value of its medium term notes due April 2003. The purchase price was equal to 100 percent of the principal amount of the notes plus accrued interest. In June 2002, Conseco Finance tendered for the remaining $8.2 million par value of its medium term notes due September 2002. Pursuant to the tender offer $5.5 million par value of the notes was tendered in July. The purchase price was equal to 101 percent of the principal amount

                         CONSECO, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              --------------------

of the notes plus accrued interest. The remaining principal amount outstanding of the medium term notes after giving effect to both tender offers and other debt repurchases completed prior to the tender offers is $2.7 million due September 2002.

                         CONSECO, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              --------------------


     NOTES PAYABLE RELATED TO SECURITIZED FINANCE RECEIVABLES STRUCTURED AS COLLATERALIZED BORROWINGS

     Notes payable related to securitized finance receivables structured as collateralized borrowings were $14,977.5 million at June 30, 2002. The principal and interest on these notes are paid using the cash flows from the underlying finance receivables which serve as collateral for the notes. Accordingly, the timing of the principal payments on these notes is dependent on the payments received on the underlying finance receivables which back the notes. In some instances, the Company is required to advance principal and interest payments even though the payments on the underlying finance receivables which back the notes have not yet been received. The average interest rate on these notes at June 30, 2002, was 6.4 percent. The notes payable balance also includes two securitization transactions securitizing: (i) capitalized expenses related to the refurbishment of repossessed assets; and (ii) principal and interest advances. The outstanding liability on these facilities at June 30, 2002 was $85.0 million.

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

     CHANGES IN COMMON STOCK

     Changes in the number of shares of common stock outstanding were as follows:

                                                                                               Six months ended
                                                                                                   June 30,
                                                                                               ----------------
                                                                                               2002        2001
                                                                                               ----        ----
                                                                                            (Shares in thousands)
Balance, beginning of period..............................................................    344,743      325,318
   Stock options exercised................................................................          5          394
   Shares issued pursuant to stock purchase contracts related to the FELINE PRIDES........         -        11,351
   Shares issued under employee benefit compensation plans................................      1,259          910
                                                                                              -------      -------

Balance, end of period....................................................................    346,007      337,973
                                                                                              =======      =======


     In February 2001, the Company issued 11.4 million shares of Conseco common stock pursuant to stock purchase contracts related to the FELINE PRIDES. This transaction is discussed in further detail in the note above entitled "Changes in Minority Interest".

     RECENTLY ISSUED ACCOUNTING STANDARDS

     The FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment of Long-Lived Assets" ("SFAS 144") in August 2001. This standard addresses the measurement and reporting for impairment of all long-lived assets. It also broadens the definition of what may be presented as a discontinued operation in the consolidated statement of operations to include components of a company's business segments. SFAS 144 requires that long-lived assets currently in use be written down to fair value when considered impaired. Long-lived assets to be disposed of are written down to the lower of cost or fair value less the estimated cost to sell. The Company adopted this standard on January 1, 2002. We have followed this standard in determining when it is appropriate to recognize impairments on assets we have decided to sell as part of our efforts to raise cash.

     The FASB issued Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141"), and SFAS 142 in June 2001. Under the new rules, intangible assets with an indefinite life are no longer amortized in periods

                         CONSECO, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              --------------------

subsequent to December 31, 2001, but are subject to annual impairment tests (or more frequent under certain circumstances), effective January 1, 2002. The Company adopted SFAS 141 and SFAS 142 effective January 1, 2002 (refer to the note entitled "Cumulative Effect of Accounting Change" for additional discussion).

     LITIGATION AND OTHER LEGAL PROCEDINGS

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

     Conseco Finance was served with various related lawsuits filed in the United States District Court for the District of Minnesota. These lawsuits were generally filed as purported class actions on behalf of persons or entities who purchased common stock or options to purchase common stock of Conseco Finance during alleged class periods that generally run from July 1995 to January 1998. One action (Florida State Board of Admin. v. Green Tree Financial Corp., et. al, Case No. 98-1162) was brought not on behalf of a class, but by the Florida State Board of Administration, which invests and reinvests retirement funds for the benefit of state employees. In addition to Conseco Finance, certain current and former officers and directors of Conseco Finance are named as defendants in one or more of the lawsuits. Conseco Finance and other defendants obtained an order consolidating the lawsuits seeking class action status into two actions, one of which pertains to a purported class of common stockholders (In re Green Tree Financial Corp. Stock Litig., Case No. 97-2666) and the other of which pertains to a purported class of stock option traders (In re Green Tree Financial Corp. Options Litig., Case No. 97-2679). Plaintiffs in the lawsuits assert claims under Sections 10(b) (and Rule 10b-5 promulgated thereunder) and 20(a) of the Securities Exchange Act of 1934. In each case, plaintiffs allege that Conseco Finance and the other defendants violated federal securities laws by, among other things, making false and misleading statements about the current state and future prospects of Conseco Finance (particularly with respect to prepayment assumptions and performance of certain loan portfolios of Conseco Finance) which allegedly rendered Conseco Finance's financial statements false and misleading. On August 24, 1999, the United States District Court for the District of Minnesota issued an order dismissing with prejudice all claims alleged in the lawsuits. The plaintiffs subsequently appealed the decision to the U.S. Court of Appeals for the 8th Circuit. A three judge panel issued an opinion on October 25, 2001, reversing the United States District Court's dismissal order and remanding the actions to the United States District Court. Conseco Finance has moved to dismiss the options lawsuit on the grounds that stock option traders lack standing under the federal securities laws. The motion was argued on May 24, 2002. The motion was denied by order dated July 29, 2002. Pretrial discovery in the options lawsuit was stayed pending disposition of the motion to dismiss but will commence presently. In the other two lawsuits, pretrial discovery commenced in April 2002. The Company believes that the lawsuits are without merit and intends to continue to defend them vigorously. The ultimate outcome of these lawsuits cannot be predicted with certainty.

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

                         CONSECO, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              --------------------

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

     All of the Conseco, Inc. securities cases were consolidated into one case in the United States District Court for the Southern District of Indiana, captioned: "In Re Conseco, Inc. Securities Litigation", Case number IP00-C585-Y/S (the "securities litigation"). An amended complaint was filed on January 12, 2001, which asserted claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Sections 11, 12(a)(2), and 15 of the Securities Act of 1933, with respect to common stock and various other securities issued by the Company and Conseco Financing Trust VII. The Company filed a motion to dismiss the amended complaint on April 27, 2001. On January 10, 2002, the Company entered into a Memorandum of Understanding (the "MOU") to settle the litigation for $120 million subject to court approval. Under the MOU, as amended on February 12, 2002, $106 million was required to be placed in escrow by March 8, 2002; the remaining $14 million was to be paid in two installments: $6 million by April 1, 2002, and $8 million by October 1, 2002 (all payments with interest from January 25, 2002). The $106 million due on March 8, 2002, was not paid, for reasons set forth in the following paragraph, and the MOU was terminated by the plaintiffs. On April 15, 2002, a new MOU was executed (the "April 15 MOU"). Pursuant to the April 15 MOU, $95 million was funded on April 25, 2002, with the remaining $25 million to await the outcome of the coverage litigation between the Company and certain of its directors' and officers' liability insurance carriers as described in the next paragraph. Court approval of the settlement was received on August 7, 2002.

     We maintained certain directors' and officers' liability insurance that was in force at the time the Indiana securities and derivative litigation (the derivative litigation is described below) was commenced and which, in our view, applies to the claims asserted in that litigation. The insurers denied coverage for those claims, so we commenced a lawsuit against them on June 13, 2001, in Marion County Circuit Court in Indianapolis, Indiana (Conseco, Inc., et al. v. National Union Fire Insurance Company of Pittsburgh, PA, Royal & SunAlliance, Westchester Fire Insurance Company, RLI Insurance Company, Greenwich Insurance Company and Certain Underwriters at Lloyd's of London, Case No. 49C010106CP001467) (the "coverage litigation") seeking, among other things, a judicial declaration that coverage for those claims exists. The primary insurance carrier, National Union Fire Insurance Co. of Pittsburgh, PA, has paid its full $10 million in policy proceeds toward the settlement of the securities litigation; in return, National Union has been released from the coverage litigation. The first excess insurance carrier, Royal & SunAlliance ("Royal"), has paid its full $15 million in policy proceeds toward the settlement, but reserved rights to continue to litigate coverage. The second excess insurance carrier, Westchester Fire Insurance Company, has paid its full $15 million in policy proceeds toward the settlement without a reservation of rights and is being released from the coverage litigation. The third excess insurance carrier, RLI Insurance Company ("RLI"), has paid its full $10 million in policy proceeds toward the settlement, but reserved rights to continue to litigate coverage. The fourth excess insurance carrier, Greenwich Insurance Company ("Greenwich"), has paid its full $25 million in policy proceeds toward the settlement without a reservation of rights and is being released from the coverage litigation. The final excess carrier, Certain Underwriters at Lloyd's of London ("Lloyd's"), refused to pay or to escrow its $25 million in policy proceeds toward the settlement and is continuing to litigate coverage. Under the April 15 MOU, the settlement of the securities litigation will proceed notwithstanding the continuing coverage litigation between the Company, Royal, RLI and Lloyd's. Since the United States District Court for the Southern District of Indiana has approved the settlement of the securities litigation prior to resolution of the coverage litigation, $90 million plus accrued interest is available for distribution to the putative class. The remaining funds, with interest, will be distributed at the conclusion of the coverage litigation (or, in the case of the $25 million at issue in the litigation with Lloyd's, on December 31, 2005, if the litigation with Lloyd's has not been resolved by that date), with such funds coming either from Lloyd's (if the Company prevails in the coverage litigation) or from the Company (if the Company does not prevail). We intend to pursue our coverage rights vigorously. The ultimate outcome cannot be predicted with certainty. The directors' and officers' liability insurance that was in force at the time the litigation commenced provides for coverage of $100 million. In light of that coverage, the Company's best estimate of its exposure in the litigation is $20 million (i.e., the excess of the $100 million in coverage). The Company believes such insurance applies to the claims in the securities litigation. Accordingly, $20

                         CONSECO, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              --------------------

million is our best estimate of a probable loss at June 30, 2002. Although the securities litigation has been settled, not all of the insurance carriers have paid their allocable share of the coverage without any reservation of rights. Of the $100 million in total coverage, $50 million was paid without reservation of rights; $25 million was paid under reservations of rights; and $25 million remains unpaid. We have established an estimated liability of $50 million and claim for recovery of $50 million at June 30, 2002. Such amounts include: (i) $25 million related to the two insurers who paid their portion of the settlement into a fund but reserved their rights to continue to litigate coverage (which litigation is proceeding); and (ii) $25 million related to the insurer that has refused to pay. The Company believes that it is probable that the coverage litigation will result in a determination that the insurers who paid under a reservation of rights have no valid rights to recoup the payments they have made, and that the insurer which refused to pay is obligated to do so under its policy. We believe it is probable that the latter insurer will pay its portion of the coverage once such determination is made.

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

     On January 15, 2002, Carmel Fifth, LLC ("Carmel"), an indirect, wholly owned subsidiary of the Company, exercised its rights to require 767 Manager, LLC ("Manager"), an affiliate of Donald J. Trump, to elect within 60 days, either to acquire Carmel's interests in 767 LLC for $499.4 million, or sell its interests in 767 LLC to Carmel for $15.6 million (the "Buy/Sell Right"). Such rights were exercised pursuant to the Limited Liability Company Agreement of 767 LLC. 767 LLC is a Delaware limited liability company that owns the General Motors Building, a 50-story office building in New York, New York. 767 LLC is owned by Carmel and Manager. On February 6, 2002, Mr. Trump commenced a civil action against the Company, Carmel and 767 LLC in New York State Supreme Court, entitled Donald J. Trump v. Conseco, Inc., et al. Plaintiff claims that the Company and Carmel breached an agreement, dated July 3, 2001, to sell Carmel's interests to plaintiff for $295 million on or before September 15, 2001 (the "July 3rd Agreement"). Specifically, plaintiff claims that the Company and Carmel improperly refused to accept a reasonable guaranty of plaintiff's payment obligations, refused to complete the sale of

                         CONSECO, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              --------------------

Carmel's interest before the September 15, 2001 deadline, repudiated an oral promise to extend the September 15 deadline indefinitely and repudiated the July 3rd Agreement by exercising Carmel's Buy/Sell Right. Plaintiff asserts claims for breach of contract, breach of the implied covenant of good faith and fair dealing, promissory estoppel, unjust enrichment and breach of fiduciary duty. Plaintiff is seeking compensatory and punitive damages of approximately $1 billion and declaratory and injunctive relief blocking Carmel's Buy/Sell Right. On March 25, 2002, Carmel filed a Demand for Arbitration and Petition and Statement of Claim with the American Arbitration Association ("AAA") to have the issues relating to the Buy/Sell Right resolved by arbitration. Manager and Mr. Trump requested the New York State Supreme Court to stay that arbitration, but the Court denied Manager's and Trump's request on May 2, 2002, allowing the arbitration to proceed. In addition, Conseco and Carmel filed a Motion to Dismiss Mr. Trump's lawsuit on March 25, 2002. The Company believes that Mr. Trump's lawsuit is without merit and intends to defend it vigorously.

    On June 24, 2002, the heirs of a former officer, Lawrence Inlow, commenced an action against the Company, Conseco Services, LLC, and two former officers in the Boone Circuit Court (Inlow et al. v. Conseco, Inc., et al., Cause No. 06C01-0206-CT-244). The heirs assert that unvested options to purchase 756,248 shares of our common stock should have been vested at Mr. Inlow's death. The heirs further claim that if such options had been vested, they would have been exercised, and that the resulting shares of common stock would have been sold for a gain of approximately $30 million based upon a stock price of $58.125 per share, the highest stock price during the alleged exercise period of the options. We believe the heirs' claims are without merit and will defend the action vigorously.

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

    The Company has been notified that the staff of the U.S. Securities and Exchange Commission has obtained a formal order of investigation in connection with an inquiry that relates to events in and before the spring of 2000, including the Company's accounting for its interest-only securities and servicing rights. These issues were among those addressed in the Company's write-down and restatement in the spring of 2000, and were the subject of shareholder class action litigation, which has been recently settled. The Company is cooperating with the SEC staff in this matter.

     In addition, the Company and its subsidiaries are involved on an ongoing basis in other lawsuits (including purported class actions) related to their operations. These actions include one action brought by the Texas Attorney General regarding long term care policies, two purported nationwide class actions involving claims related to "vanishing premiums," and two purported nationwide class actions involving claims related to "modal premiums" (the alleged imposition and collection of insurance premium surcharges in excess of stated annual premiums). The ultimate outcome of all of these other legal matters pending against the Company or its subsidiaries cannot be predicted, and, although such lawsuits are not expected to individually have a material adverse effect on the Company, such lawsuits could have, in the aggregate, a material adverse effect on the Company's consolidated financial condition, cash flows or results of operations.

                         CONSECO, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              --------------------

     CONSOLIDATED STATEMENT OF CASH FLOWS

     The following disclosures supplement our consolidated statement of cash flows:

                                                                                                 Six months ended
                                                                                                     June 30,
                                                                                                 ----------------
                                                                                                 2002        2001
                                                                                                 ----        ----
                                                                                               (Dollars in millions)
Cash flows from operating activities:
   Net income (loss)......................................................................... $(4,378.2)   $  58.4
   Adjustments to reconcile net income (loss) to net cash provided by operating activities:
       Interest-only securities investment income............................................     (10.0)     (31.7)
       Cash received from interest-only securities, net......................................     (30.5)       7.9
       Servicing income......................................................................     (36.2)     (56.4)
       Cash received from servicing activities...............................................      22.7       42.4
       Provision for losses..................................................................     448.7      226.7
       Gain on sale of finance receivables...................................................     (17.4)     (15.6)
       Amortization and depreciation.........................................................     492.1      454.2
       Income taxes..........................................................................     668.5      (31.5)
       Insurance liabilities.................................................................      83.8      101.2
       Accrual and amortization of investment income.........................................     121.7       90.2
       Deferral of cost of policies produced and purchased...................................    (271.0)    (354.1)
       Gain on sale of interest in riverboat.................................................       -       (192.4)
       Impairment charges....................................................................       -         41.7
       Special charges.......................................................................     169.2       44.0
       Cumulative effect of change in accounting.............................................   2,949.2        -
       Minority interest.....................................................................      89.8       94.3
       Net investment losses.................................................................     290.8      153.6
       Extraordinary gain on extinguishment of debt..........................................      (8.1)       6.8
       Other.................................................................................    (107.8)    (133.7)
                                                                                              ---------    -------

         Net cash provided by operating activities........................................... $   477.3    $ 506.0
                                                                                              =========    =======






                                                                                                       Six months ended
                                                                                                           June 30,
                                                                                                       ----------------
                                                                                                       2002        2001
                                                                                                       ----        ----
                                                                                                     (Dollars in millions)

Non-cash items not reflected in the investing and financing activities sections of the consolidated statement of cash flows:
     Issuance of common stock under stock option and employee benefit plans.......................    $ 15.1     $  11.4
     Issuance of convertible preferred shares.....................................................       1.9         8.5
     Value of FELINE PRIDES retired and transferred from minority interest to common
       stock and additional paid-in capital.......................................................       -         496.6


                         CONSECO, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              --------------------


     SPECIAL CHARGES

     2002

     The following table summarizes the special charges incurred by the Company during the three and six months ended June 30, 2002, which are further described in the paragraphs which follow (dollars in millions):

                                                                                   Three months ended   Six months ended
                                                                                      June 30, 2002       June 30, 2002
                                                                                      -------------       -------------

     Loss related to reinsurance transactions and businesses sold to raise cash.....       $109.4              $148.7
     Costs related to debt modification and refinancing transactions................         12.4                24.4
     Other items....................................................................         11.2                29.4
                                                                                           ------              ------

         Special charges before income tax benefit..................................       $133.0              $202.5
                                                                                           ======              ======


     Loss related to reinsurance transactions and businesses sold to raise cash

     We have sold or plan to sell portions of our insurance and financing businesses to raise cash. We have not been as successful in completing these transactions as we had hoped. Several of our planned transactions have been delayed, require regulatory approval (which may be difficult to obtain given recent developments) and will yield less proceeds than we previously expected.

     In July 2002, we entered into an agreement to sell our subsidiary, Conseco Variable Insurance Company. The completion of the sale is subject to several contingencies, including buyer financing and various regulatory approvals. The completion of the sale as of June 30, 2002, was not considered probable. Given the potential sale, the Company reviewed its current lapse assumptions with respect to the valuation of the cost of policies purchased and the cost of policies produced. We concluded that additional amortization of $73.8 million was required, based on our belief that future lapses will be higher given the pending sale of this business. If completed at our current estimate of the sales price ($120 million), we believe the sale will result in an additional loss of about $70 million.

    We completed other asset sales (including the sale of Manhattan National Life Insurance Company)and reinsurance transactions which resulted in net losses of $35.6 million and $39.3 million in the second and first quarters of 2002, respectively. Such amounts include a loss of $47.3 million related to the sale of $363 million of certain finance receivables. The sales resulted in net cash flow of $150 million, after the payment of related debt. In addition, we recognized a loss of $39.0 million in the second quarter of 2002 related to the reinsurance of a portion of our life insurance business.

     Costs related to debt modification and refinancing transactions

     In conjunction with the various modifications to borrowing arrangements and refinancing transactions (including the debt exchange offer completed in April
2002) entered into in the first and second quarters of 2002, we incurred costs of $24.4 million which are not permitted to be deferred pursuant to GAAP.

     Other items

     The employment of the Company's chief financial officer was terminated in the first quarter of 2002. As a result, the vesting provisions associated with the restricted stock issued to the chief financial officer pursuant to his employment agreement were accelerated. We recognized a charge of $5.1 million related to the immediate vesting of such restricted stock in the first quarter of 2002. We also recognized severance benefits of $1.4 million associated with the termination of our chief financial officer.

                         CONSECO, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              --------------------

     In addition, other items include expenses incurred: (i) in conjunction with the transfer of certain customer service and backroom operations to our India subsidiary; (ii) for severance benefits; and (iii) for other items which are not individually significant.

     SPECIAL CHARGES

     2001

     The following table summarizes the special charges incurred by the Company during the second quarter of 2001 and for the first six months of 2001, which are further described in the paragraphs which follow (dollars in millions):

                                                                                         Three months      Six months
                                                                                            ended             ended
                                                                                           June 30,          June 30,
                                                                                             2001              2001
                                                                                         -------------    -----------
   Organizational restructuring:
      Severance benefits.............................................................       $ -               $15.3
      Office closings and sale of artwork............................................          .3               7.1
      Loss related to sale of certain finance receivables............................         2.2              11.2
   Amounts related to discontinued operations........................................         -                 8.5
   Other items.......................................................................        13.7              13.7
                                                                                            -----             -----

      Special charges before income tax benefit......................................       $16.2             $55.8
                                                                                            =====             =====


     Severance benefits

     During the first quarter of 2001, Conseco developed plans to change the way it operates. Such changes were undertaken in an effort to improve the Company's operations and profitability. The planned changes included moving a significant number of jobs to India, where a highly-educated, low-cost, English-speaking labor force is available. Pursuant to GAAP, the Company was required to recognize the costs associated with most restructuring activities as the costs are incurred. However, costs associated with severance benefits are required to be recognized when the costs are: (i) attributable to employees' services that have already been rendered; (ii) relate to obligations that accumulate; and
(iii) are probable and can be reasonably estimated. Since the severance costs associated with our planned activities met these requirements, we recognized a charge of $15.3 million in the first six months of 2001.

     Office closings and sale of artwork

     In conjunction with our restructuring activities, we decided to close certain offices, which resulted in the abandonment of certain leasehold improvements. Further, certain antiques and artwork, formerly displayed in the Company's executive offices, were sold. We recognized a charge of $7.1 million related to these assets in the first six months of 2001.

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

                         CONSECO, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              --------------------


     Amounts related to discontinued operations

     During the first quarter of 2001, we recognized special charges related to our discontinued operations of: (i) $6.0 million related to various disputed reinsurance balances; and (ii) $2.5 million related to reserves for litigation.

     SALE OF INTEREST IN RIVERBOAT

     In the first quarter of 2001, the Company sold its 29 percent ownership interest in the riverboat casino in Lawrenceburg, Indiana, for $260 million. We recognized a net gain on the sale of $192.4 million.

                         CONSECO, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              --------------------


     CONDENSED FINANCIAL INFORMATION OF CIHC, INCORPORATED

     CIHC has guaranteed the following debt: (i) Conseco's bank credit facilities which had a principal balance of $1,493.3 million at June 30, 2002;
(ii) up to $250.0 million of certain obligations of Conseco Finance; (iii) up to $537.3 million of bank loans to certain of our current and former directors, officers and key employees which were used to purchase shares of Conseco common stock; and (iv) $1,292.6 million aggregate principal amount of newly issued notes (the "new notes") which were exchanged in April 2002 for certain outstanding senior unsecured notes as described in the note entitled "Changes in Direct Corporate Obligations". The guarantees of the new notes rank junior in right of payment to CIHC's guarantee of the bank credit facilities, the guaranteed obligations of Conseco Finance, the guarantee of bank loans to certain of our current and former directors, officers and key employees and certain intercompany debt.

     The following condensed financial information summarizes the accounts of CIHC. Such condensed financial information should be read in conjunction with the consolidated financial statements of Conseco.

ASSETS

                                                                        June 30,
                                                                          2002
                                                                          ----
                                                                  (Dollars in millions)
Cash and cash equivalents............................................. $      .8
Other invested assets.................................................       3.8
Investment in wholly owned subsidiaries
    (eliminated in consolidation).....................................   6,754.6
Notes receivable from Conseco Finance
    (eliminated in consolidation).....................................     273.2
Receivable from subsidiaries (eliminated in consolidation)............   1,524.6
Other assets..........................................................       1.3
                                                                       ---------

          Total assets................................................ $ 8,558.3
                                                                       =========

LIABILITIES AND SHAREHOLDER'S EQUITY

Liabilities:
    Notes payable to subsidiaries (eliminated in consolidation)....... $ 1,011.7
    Payable to subsidiaries (eliminated in consolidation).............     296.8
    Income taxes......................................................     175.3
    Other liabilities.................................................        .9
                                                                       ---------

          Total liabilities...........................................   1,484.7
                                                                       ---------

Shareholder's equity:
    Preferred stock...................................................     259.5
    Common stock and additional paid-in capital.......................   8,718.8
    Accumulated other comprehensive loss..............................    (291.0)
    Accumulated deficit...............................................  (1,613.7)
                                                                       ---------

          Total shareholder's equity..................................   7,073.6
                                                                       ---------

          Total liabilities and shareholder's equity.................. $ 8,558.3
                                                                       =========


                         CONSECO, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              --------------------


                                                                       Three months ended        Six months ended
                                                                          June 30, 2002            June 30, 2002
                                                                          -------------            -------------
                                                                                   (Dollars in millions)
Revenues:
    Net investment income.........................................           $    .1                  $      .2
    Dividends from subsidiaries (eliminated in consolidation).....              36.0                      276.0
    Fee and interest income from subsidiaries
       (eliminated in consolidation)..............................              33.7                       61.8
                                                                             -------                  ---------

          Total revenues..........................................              69.8                      338.0
                                                                             -------                  ---------

Expenses:
    Intercompany expenses (eliminated in consolidation)...........              14.2                       31.5
    Special charges...............................................                .3                         .3
    Operating costs and expenses..................................                .8                        1.6
                                                                             -------                  ---------

          Total expenses..........................................              15.3                       33.4
                                                                             -------                  ---------

          Income before income taxes, equity in undistributed
             earnings of subsidiaries, extraordinary gain and
             cumulative effect of accounting change...............              54.5                      304.6

Income tax expense................................................               6.8                       10.6
                                                                             -------                  ---------

       Income (loss) before equity in undistributed earnings
             of subsidiaries, extraordinary gain (loss) and
             cumulative effect of accounting change...............              47.7                      294.0

Equity in undistributed earnings of subsidiaries (net of dividends from subsidiaries) before extraordinary gain (loss) and
    cumulative effect of accounting change (eliminated in
    consolidation)................................................            (372.4)                    (604.9)
                                                                             -------                  ---------

       Loss before extraordinary gain (loss) and cumulative
             effect of accounting change..........................            (324.7)                    (310.9)

Extraordinary gain (loss) on extinguishment of debt, net of tax,
    of subsidiary.................................................               (.1)                       3.9
Cumulative effect of accounting change, net of tax, of
    subsidiaries..................................................               -                     (2,949.2)
                                                                             -------                  ---------

       Net loss...................................................            (324.8)                  (3,256.2)

Preferred stock dividends.........................................               6.7                       13.3
                                                                             -------                  ---------

       Loss applicable to common stock............................           $(331.5)                 $(3,269.5)
                                                                             =======                  =========

                         CONSECO, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              --------------------


     SUBSEQUENT EVENTS

     NYSE DELISTING

     After the issuance of our press release on August 9, 2002, the New York Stock Exchange ("NYSE") halted trading in our common stock and other listed securities. On August 12, 2002, the NYSE issued a public announcement of the suspension of trading. The NYSE also notified the Company on August 12, 2002, that application to the Securities and Exchange Commission to delist the securities was pending completion of applicable procedures, including any appeal by the Company of the NYSE's staff decision.

                         CONSECO, INC. AND SUBSIDIARIES
                              --------------------

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     In this section, we review Conseco's consolidated results of operations for the three months and six ended June 30, 2002 and 2001, and significant changes in our consolidated financial condition. Please read this discussion in conjunction with the accompanying consolidated financial statements and notes.

     Consolidated results and analysis

     The net loss applicable to common stock of $1,334.0 million in the second quarter of 2002, or $3.86 per diluted share, included: (i) net investment losses (net of related costs, amortization and taxes) of $166.6 million, or 48 cents per share; (ii) a loss of $15.3 million, or 4 cents per share, related to our venture capital investment in AWE; (iii) a provision for loss of $65.0 million, or 19 cents per share, related to the Company's guarantee of bank loans to directors, officers and key employees to purchase shares of Conseco common stock; (iv) special charges of $86.5 million, or 25 cents per share, as summarized in the note to the consolidated financial statements entitled "Special Charges"; (v) a deferred income tax valuation allowance of $1,003.0 million, or $2.90 per share; and (vi) an extraordinary gain of $1.1 million, or nil cents per share, related to the early retirement of debt. The net loss applicable to common stock of $30.3 million in the second quarter of 2001, or 9 cents per diluted share, included: (i) net investment losses (net of related costs, amortization and taxes) of $22.0 million, or 7 cents per share; (ii) income of $20.8 million, or 6 cents per share, related to our venture capital investment in AWE; (iii) an impairment charge of $21.0 million, or 6 cents per share, related to the Company's interest-only securities and servicing rights;
(iv) special charges and amounts related to discontinued lines of $72.7 million, or 22 cents per share as summarized in the note to the consolidated financial statements entitled "Special Charges"; and (v) an extraordinary charge of $5.0 million, or 1 cent per share, related to the early retirement of debt.

     The net loss applicable to common stock of $4,380.1 million in the first six months of 2002, or $12.67 per diluted share, included: (i) net investment losses (net of related costs, amortization and taxes) of $186.5 million, or 54 cents per share; (ii) a loss of $65.0 million, or 19 cents per share, related to our venture capital investment in AWE; (iii) a provision for loss of $91.0 million, or 26 cents per share related to the Company's guarantee of bank loans to directors, officers and key employees to purchase shares of Conseco common stock; (iv) special charges of $131.7 million, or 38 cents per share as summarized in the notes to the consolidated financial statements; (v) a deferred income tax valuation allowance of $1,003.0 million, or $2.90 per share; (vi) an extraordinary gain of $5.1 million, or 1 cent per share, related to the early retirement of debt; and (vii) the cumulative effect of an accounting change for goodwill impairment of $2,949.2 million, or $8.53 per share, related to the adoption of SFAS 142. The net income applicable to common stock of $49.9 million in the first six months of 2001, or 14 cents per diluted share, included: (i) net investment losses (including related costs, amortization and taxes) of $81.1 million, or 23 cents per share; (ii) income of $3.3 million, or 1 cent per share, related to our venture capital investment in AWE; (iii) the gain on the sale of our interest in a riverboat of $122.6 million, or 35 cents per share;
(iv) an impairment charge of $26.0 million, or 8 cents per share, related to the Company's interest-only securities and servicing rights; (v) special charges, additional amortization and amounts related to discontinued lines of $87.8 million, or 25 cents per share, as summarized in the notes to the consolidated financial statements; and (vi) an extraordinary charge of $4.7 million, or 1 cent per share, related to the early retirement of debt.

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

                         CONSECO, INC. AND SUBSIDIARIES
                              --------------------

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

                         CONSECO, INC. AND SUBSIDIARIES
                              --------------------

     Results of operations by segment for the three and six months ended June 30, 2002 and 2001

     The following tables and narratives summarize our operating results by business segment.

                                                                    Three months ended      Six months ended
                                                                        June 30,                June 30,
                                                                    ------------------      -----------------
                                                                    2002          2001      2002         2001
                                                                    ----          ----      ----         ----
                                                                              (Dollars in millions)

Operating earnings from continuing operations before taxes
   and goodwill amortization:
     Insurance and fee-based segment operating earnings.......    $    92.3      $231.6   $   256.0       $434.8
     Finance segment operating earnings.......................         40.6        80.1        73.7        143.7
                                                                  ---------      ------   ---------       ------

     Subtotal.................................................        132.9       311.7       329.7        578.5
                                                                  ---------      ------   ---------       ------

Holding company activities:
   Corporate expenses, less charges to subsidiaries for
     services provided........................................         (5.2)       (9.3)      (14.8)         (.8)
   Interest and dividends, net of corporate investment income.       (122.8)     (138.2)     (241.4)      (290.5)
   Allocation of interest to finance segment..................          -           1.9         -            7.4
                                                                  ---------      -------  ---------       ------

     Operating earnings from continuing operations
       before taxes and goodwill amortization.................          4.9       166.1        73.5        294.6

Taxes  .......................................................         (3.6)      (68.1)      (32.3)      (115.8)
                                                                  ---------      ------   ---------       ------

     Operating earnings from continuing operations before
       goodwill amortization..................................          1.3        98.0        41.2        178.8

Goodwill amortization.........................................          -         (28.4)        -          (55.2)
                                                                  ---------      ------   ---------       ------

     Operating earnings from continuing operations
       applicable to common stock.............................          1.3        69.6        41.2        123.6
                                                                  ---------      ------   ---------       ------

Non-operating items, net of tax:
   Deferred income tax valuation allowance....................     (1,003.0)        -      (1,003.0)         -
   Loss related to reinsurance transactions and businesses
     sold to raise cash.......................................        (71.2)       (1.6)      (96.7)        (7.5)
   Net realized losses........................................       (166.6)      (22.0)     (186.5)       (81.1)
   Provision for losses related to loan guarantees............        (65.0)        -         (91.0)         -
   Venture capital income (loss) related to our investment
     in AT&T Wireless Services, Inc...........................        (15.3)       20.8       (65.0)         3.3
   Costs related to debt modification and refinancing
     transactions.............................................         (8.1)        -         (15.9)         -
   Discontinued lines and other non-recurring items...........         (7.2)      (71.1)      (19.1)       (80.3)
   Gain on sale of interest in riverboat......................          -           -            -         122.6
   Impairment charge related to interest-only securities......          -         (21.0)         -         (26.0)
   Extraordinary gain (loss) on extinguishment of debt .......          1.1        (5.0)        5.1         (4.7)
   Cumulative effect of accounting change.....................          -           -      (2,949.2)        -
                                                                  ---------      ------   ---------       ------

     Total non-operating items, net of tax....................     (1,335.3)      (99.9)   (4,421.3)       (73.7)
                                                                  ---------      ------   ---------       ------

Net income (loss) applicable to common stock..................    $(1,334.0)     $(30.3)  $(4,380.1)      $ 49.9
                                                                  =========      ======   =========       ======

                         CONSECO, INC. AND SUBSIDIARIES
                              --------------------

CRITICAL ACCOUNTING POLICIES

     Refer to "Critical Accounting Policies" in Conseco's 2001 Annual Report on Form 10-K for information on accounting policies that we consider critical in preparing our consolidated financial statements.

     The following updates the Critical Accounting Policies discussion for recent developments related to investments, goodwill, and income taxes.

     Investments

     At June 30, 2002, the carrying value of our investment portfolio was $23.5 billion. The accounting risks associated with these assets relate to the recognition of income, our determination of other-than-temporary impairments and our estimation of fair values.

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

     We regularly evaluate all of our investments for possible impairment based on current economic conditions, credit loss experience and other investee-specific developments. If there is a decline in a security's net realizable value that is other than temporary, the decline is recognized as a realized loss and the cost basis of the security is reduced to its estimated fair value. For the first six months of 2002, the Company recorded $266.4 million of writedowns of fixed maturities, equity securities, and other invested assets as a result of conditions that caused us to conclude a decline in fair value of the investments was other than temporary. The facts and circumstances resulting in the other-than-temporary losses are described in "Investments with Other-Than-Temporary Losses" included in this Management's Discussion and Analysis of Financial Condition and Results of Operations.

     Our evaluation of investments for impairment requires significant judgments to be made including: (i) the identification of potentially impaired securities;
(ii) the determination of their estimated fair value; and (iii) assessment of whether any decline in estimated fair value is other than temporary. If new information becomes available or the financial condition of the investee changes, our judgments may change resulting in the recognition of an investment loss at that time. At June 30, 2002, our accumulated other comprehensive loss included unrealized losses on investments of $524.5 million; we consider all such declines in estimated fair value to be temporary. Our assessments of the potential other-than-temporary losses related to investments in our below-investment grade portfolio (or equity-type securities) at June 30, 2002 are described in "Investments with Unrealized Losses" included in this "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

     For more information on our investment portfolio and our critical accounting policies related to investments, see "Investments" included in this Management's Discussion and Analysis of Financial Condition and Results of Operations.

                         CONSECO, INC. AND SUBSIDIARIES
                              --------------------

     Goodwill

     As more fully described in the note to our consolidated financial statements entitled "Cumulative Effect of Accounting Change", the Company recorded an impairment charge to goodwill of $2,949.2 million in the first quarter of 2002 as a result of adopting SFAS 142.

     The significant factors used to determine the amount of the impairment included analyses of industry market valuations, historical and projected performance of our insurance segment, discounted cash flow analyses and the market value of our common stock. The valuation utilized the best available information, including assumptions and projections we consider reasonable and supportable. The assumptions we used to determine the discounted cash flows involve significant judgments regarding the best estimate of future premiums, expected mortality and morbidity, interest earned and credited rates, persistency and expenses. The discount rate used was based on an analysis of the weighted average cost of capital for several other insurance companies and considered the specific risk factors related to Conseco. Pursuant to the guidance in SFAS 142, quoted market prices in active markets are the best evidence of fair value and shall be used as the basis for measurement, if available. Management believes that the assumptions and estimates used are reasonable given all available facts and circumstances. However, if projected cash flows are not realized in the future, we may be required to recognize additional impairments. Subsequent impairment tests will be performed on an annual basis, or more frequently if circumstances indicate a possible impairment. Subsequent impairments, if any, would be classified as an operating expense.

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

     A valuation allowance of $1,003.0 million has been provided for the entire net deferred income tax asset balance at June 30, 2002, as we believe the realization of such asset in future periods is uncertain. We reached this conclusion after considering the availability of taxable income in prior carryback years, tax planning strategies, and the likelihood of future taxable income exclusive of reversing temporary differences and carryforwards. This conclusion was greatly influenced by recent unfavorable developments affecting the Company such as rating downgrades that decrease the Company's likelihood to generate adequate future taxable income to realize the tax benefits.

     The Company established valuation contingencies related to certain tax uncertainties of the insurance companies we acquired on the date of their acquisition. We have determined that $146.2 million of such valuation contingencies are no longer necessary because the tax uncertainties no longer exist. Pursuant to Financial Accounting Standards Board Statement No. 109, "Accounting for Income Taxes", the benefit for the reduction of such valuation contingencies shall be first applied to reduce the related goodwill balances related to the acquisition. Accordingly, in the second quarter of 2002, we reduced such valuation contingencies (increasing deferred taxes) and goodwill balances by $146.2 million.

                         CONSECO, INC. AND SUBSIDIARIES
                              --------------------


Insurance and fee-based operations

                                                                                Three months ended       Six months ended
                                                                                    June 30,                  June 30,
                                                                                ------------------       ----------------

                                                                                2002         2001         2002       2001
                                                                                ----         ----         ----       ----
                                                                                           (Dollars in millions)

Premiums and asset accumulation product collections:
   Annuities............................................................    $   330.9    $   410.4   $   722.0   $   818.0
   Supplemental health..................................................        596.2        577.8     1,206.3     1,183.7
   Life.................................................................        157.3        220.5       371.5       444.2
                                                                            ---------    ---------   ---------   ---------

       Collections on insurance products from continuing operations.....      1,084.4      1,208.7     2,299.8     2,445.9

   Major medical........................................................        102.2        195.4       237.0       404.9
                                                                            ---------    ---------   ---------   ---------

       Total collections on insurance products..........................      1,186.6      1,404.1     2,536.8     2,850.8

   Deposit type contracts...............................................         82.0         37.5       163.8       100.1
   Mutual funds.........................................................         38.0        120.5       126.5       231.8
                                                                            ---------    ---------   ---------   ---------

       Total premiums and asset accumulation product collections........    $ 1,306.6    $ 1,562.1   $ 2,827.1   $ 3,182.7
                                                                            =========    =========   =========   =========

Average liabilities for insurance and asset accumulation products
   (excluding discontinued major medical business):
     Annuities:
       Mortality based..................................................    $   306.9    $   423.2   $   321.2   $   427.3
       Equity-linked....................................................      2,232.3      2,629.7     2,343.9     2,631.2
       Deposit based....................................................      8,820.8      8,744.6     8,827.7     8,801.4
       Separate accounts and investment trust liabilities...............      2,252.0      2,437.5     2,323.5     2,463.1
     Health.............................................................      5,337.2      5,065.2     5,305.4     5,024.1
     Life:
       Interest sensitive...............................................      4,017.4      4,315.9     4,017.5     4,302.8
       Non-interest sensitive...........................................      2,215.3      2,677.3     2,197.7     2,665.5
                                                                            ---------    ---------   ---------   ---------

         Total average liabilities for insurance and asset
           accumulation products, net of reinsurance ceded..............    $25,181.9    $26,293.4   $25,336.9   $26,315.4
                                                                            =========    =========   =========   =========

Revenues:
   Insurance policy income..............................................    $   770.6    $   829.6   $ 1,592.7   $ 1,652.7
   Net investment income:
     General account invested assets....................................        402.4        457.1       817.2       897.9
     Equity-indexed products based on the change in
       value of the S&P 500 Call Options................................        (54.4)       (29.4)      (70.5)      (56.1)
     Separate account assets............................................        (80.6)       (14.7)     (133.1)      (64.0)
   Fee revenue and other income.........................................         25.1         26.3        53.5        52.3
                                                                            ---------    ---------   ---------   ---------

       Total revenues (a)...............................................      1,063.1      1,268.9     2,259.8     2,482.8
                                                                            ---------    ---------   ---------   ---------

Expenses:
   Insurance policy benefits............................................        569.2        601.1     1,181.3     1,211.4
   Amounts added to policyholder account balances:
     Annuity products and interest-sensitive life products
       other than those listed below....................................        135.0        142.1       274.0       288.2
     Equity-indexed products based on S&P 500 Index.....................        (24.9)        (1.0)      (15.2)        2.1
     Separate account liabilities.......................................        (80.6)       (14.7)     (133.1)      (64.0)
   Amortization related to operations...................................        243.6        149.3       416.8       296.5
   Interest expense on investment borrowings............................          3.7         12.2        11.2        16.7
   Other operating costs and expenses...................................        124.8        148.3       268.8       297.1
                                                                            ---------    ---------   ---------   ---------

       Total benefits and expenses (a)..................................        970.8      1,037.3     2,003.8     2,048.0
                                                                            ---------    ---------    --------   ---------

       Operating income before goodwill amortization,
         income taxes and minority interest.............................         92.3        231.6       256.0       434.8

Goodwill amortization...................................................          -          (28.4)        -         (55.2)
Net investment losses, including related costs and
   amortization.........................................................       (256.3)       (33.9)     (287.0)     (124.8)
Special charges and additional amortization.............................        (42.8)       (38.6)      (48.1)      (47.7)
                                                                            ---------    ---------    --------   ---------

       Income (loss) before income taxes, minority interest, extraordinary gain
         (loss) and cumulative effect of
         accounting change..............................................    $  (206.8)   $   130.7   $   (79.1)   $  207.1
                                                                            =========    =========   =========    ========

                                   (continued)

                         CONSECO, INC. AND SUBSIDIARIES
                              --------------------

                         (continued from previous page)

                                                                           Three months ended       Six months ended
                                                                                 June 30,               June 30,
                                                                           -------------------     ------------------
                                                                           2002           2001     2002          2001
                                                                           ----           ----     ----          ----
                                                                                      (Dollars in millions)

Ratios:
   Investment income, net of interest credited on annuities and universal life products and interest expense on investment borrowings, as a percentage of average liabilities for
     insurance and asset accumulation products (b)...............           4.45%        4.48%      4.53%        4.47%
   Operating costs and expenses (excluding amortization of cost of policies produced and cost of policies purchased) as a
     percentage of average liabilities for insurance and asset
     accumulation products.......................................           1.98%        2.26%      2.12%        2.26%

Health loss ratios:
   All health lines:
     Insurance policy benefits...................................         $445.8       $434.7     $917.1       $885.4
     Loss ratio..................................................          75.19%       73.92%     76.64%       75.18%

   Medicare Supplement:
     Insurance policy benefits...................................         $164.0       $161.9     $329.8       $329.6
     Loss ratio..................................................          65.75%       66.29%     65.97%       67.56%

   Long-Term Care:
     Insurance policy benefits...................................         $200.2       $178.8     $417.1       $376.4
     Loss ratio..................................................          90.32%       82.25%     92.79%       86.09%
     Interest-adjusted loss ratio................................          68.59%       63.37%     71.64%       67.58%

   Specified Disease:
     Insurance policy benefits...................................          $61.0        $68.5     $126.6       $127.2
     Loss ratio..................................................          65.53%       72.98%     67.35%       68.19%

   Other:
     Insurance policy benefits...................................          $20.6        $25.5      $43.6        $52.2
     Loss ratio..................................................          71.58%       78.24%     73.49%       79.04%

--------------------
(a) Revenues exclude net investment gains (losses); benefits and expenses exclude amortization related to realized gains and goodwill amortization.
(b) Investment income includes income from general account assets only. Average insurance liabilities exclude liabilities related to separate accounts, investment trust and reinsurance ceded.


     General: As more fully described in "Liquidity for insurance and fee-based operations" within "Management's Discussion and Analysis of Financial Condition and Results of Operations", our insurance subsidiaries claim-paying ratings were downgraded by A.M. Best on July 12, 2002 to B++ and the ratings remain "under review with negative implications". We believe that A.M. Best will soon lower this rating. The downgrade may cause sales of our insurance products to fall and policyholder redemptions and lapses to increase. If such activity was unusually high, it could cause a material adverse impact on our financial results and liquidity. Also, the recent adverse developments concerning the parent company's liquidity will make obtaining approvals for dividends from insurance regulatory authorities more difficult in the future, if we request such approvals. Conseco's insurance subsidiaries develop, market and administer annuity, supplemental health, individual life insurance and other insurance products. We distribute these products through a career agency force, professional independent producers and direct response marketing. This segment excludes our discontinued major medical business.

     Liabilities for insurance products are calculated using management's best judgments of mortality, morbidity, lapse rates, investment experience and expense levels that are based on the Company's past experience and standard actuarial tables.

                         CONSECO, INC. AND SUBSIDIARIES
                              --------------------

     Collections on insurance products from continuing operations were $1.1 billion in the second quarter of 2002, down 10 percent from 2001. Collections on insurance products from continuing operations were $2.3 billion in the first six months of 2002, down 6.0 percent from 2001. Sales of our equity-indexed products were adversely affected by the recent performance of the stock market. See "Premium and Asset Accumulation Product Collections" for further analysis.

     Average liabilities for insurance and asset accumulation products, net of reinsurance receivables, were $25.2 billion in the second quarter of 2002, down
4.2 percent from 2001. Average liabilities for insurance and asset accumulation products, net of reinsurance receivables, were $25.3 billion in the first six months of 2002, down 3.7 percent from 2001. The decrease in such liabilities is primarily due to ceding approximately $870 million of insurance liabilities pursuant to reinsurance agreements entered into during the first quarter of 2002. See the notes to the consolidated financial statements under the caption "Reinsurance" for additional discussion of these reinsurance transactions.

     Insurance policy income is comprised of: (i) premiums earned on policies which provide mortality or morbidity coverage; and (ii) fees and other charges made against other policies. See "Premium and Asset Accumulation Product Collections" for further analysis.

     Net investment income on general account invested assets (which excludes income on separate account assets related to variable annuities; and the income
(loss), cost and change in the fair value of S&P 500 Call Options related to equity-indexed products) was $402.4 million in the second quarter of 2002, down 12 percent from the same period in 2001 and was $817.2 million in the first six months of 2002, down 9.0 percent from 2001. The average balance of general account invested assets in the second quarter of 2002 decreased 3.7 percent to $24.5 billion compared to the same period in 2001. The yield on these assets was
6.6 percent in 2002 and 7.2 percent in 2001. The average balance of general account invested assets decreased by .1 percent in the first six months of 2002 to $25.0 billion compared to the same period in 2001. The yield on these assets decreased by .5 percentage points to 6.5 percent during the first six months of 2002. The decrease reflects general decreases in investment interest rates between periods. Net investment income and the average balance of general account invested assets both reflect the transfer of a portion of our investment portfolio to reinsurers pursuant to recent agreements. See the notes to the consolidated financial statements under the caption "Reinsurance" for additional discussion of reinsurance transactions.

     Net investment income related to equity-indexed products based on the change in value of the S&P 500 Call Options represents the change in the estimated fair value of our S&P 500 Index Call Options which are purchased in an effort to cover certain benefits accruing to the policyholders of our equity-indexed products. Our equity-indexed products are designed so that the investment income spread earned on the related insurance liabilities should be more than adequate to cover the cost of the S&P 500 Call Options and other costs related to these policies. Option costs that are attributable to benefits provided were $27.4 million and $29.9 million in the second quarters of 2002 and 2001, respectively; and $52.2 million and $61.5 million in the first six months of 2002 and 2001, respectively. These costs are reflected in the change in market value of the S&P 500 Call Options included in the investment income amounts. Net investment income (loss) related to equity-indexed products before this expense was $(27.0) million and $.5 million in the second quarters of 2002 and 2001, respectively; and $(18.2) million and $5.4 million in the first six months of 2002 and 2001, respectively. Such amounts were substantially offset by the corresponding charge (credit) to amounts added to policyholder account balances for equity-indexed products of $(24.9) million and $(1.0) million in the second quarters of 2002 and 2001, respectively; and $(15.2) million and $2.1 million in the first six months of 2002 and 2001, respectively. Such income and related charge fluctuated based on the value of options embedded in the Company's equity-indexed annuity products policyholder account balance subject to this benefit and to the performance of the S&P 500 Index to which the returns on such products are linked.

     Net investment income (loss) from separate account assets is offset by a corresponding charge (credit) to amounts added to policyholder account balances for separate account liabilities. Such income (loss) and related charge (credit) fluctuated in relationship to total separate account assets and the return earned on such assets.

     Fee revenue and other income includes: (i) revenues we receive for managing investments for other companies; and (ii) fees received for marketing insurance products of other companies. In the three and six months ended June 30, 2002, this amount includes $7.0 million and $13.2 million, respectively, of affiliated fee revenue earned by our subsidiary in India. Such revenue is eliminated in consolidation. Excluding such affiliated income, this amount decreased in the 2002 periods primarily as a result of a decrease in the market value of investments managed for others, upon which these fees are based.

                         CONSECO, INC. AND SUBSIDIARIES
                              --------------------

     Insurance policy benefits fluctuated as a result of the factors summarized in the explanations for loss ratios related to specific products which follow. Loss ratios are calculated by taking the related insurance product's: (i) policy benefits; divided by (ii) policy income.

     The loss ratio for Medicare supplement products has been within the range we expect it to be in during the 2002 and 2001 periods. Governmental regulations generally require us to attain and maintain a loss ratio, after three years, of not less than 65 percent.

     The loss ratios for long-term care products increased in 2002, reflecting the effects of the asset accumulation phase of these products. The net cash flows from our long-term care products generally result in the accumulation of amounts in the early years of a policy (accounted for as reserve increases) which will be paid out as benefits in later policy years (accounted for as reserve decreases). Accordingly, during the asset accumulation phase of these policies, the loss ratio will increase, but the increase in the change in reserve will be partially offset by investment income earned on the assets which have accumulated. The interest-adjusted loss ratio for long-term care products is calculated by taking the insurance product's (i) policy benefits less interest income on the accumulated assets which back the insurance liabilities; divided by (ii) policy income. This ratio has been within the range we expect it to be in during the 2002 and 2001 periods.

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

     Amounts added to policyholder account balances for annuity products decreased by 5.0 percent in the second quarter of 2002 to $135.0 million and by
4.9 percent in the first six months of 2002 to $274.0 million, as compared to the same periods in the prior year. This decrease is primarily due to a smaller block of this type of annuity business in force, on the average, between periods. The weighted average crediting rates for these annuity liabilities was
4.4 percent and 4.5 percent for the first six months of 2002 and 2001, respectively.

     Amounts added to equity-indexed products and separate account liabilities correspond to the related investment income accounts described above.

     Amortization related to operations includes amortization of: (i) the cost of policies produced; and (ii) the cost of policies purchased. Amortization generally fluctuates in relationship to the total account balances subject to amortization.

     During the second quarter of 2002, we changed the lapse assumptions used to determine the amortization of the cost of policies produced and the cost of policies purchased related to certain universal life products and our equity-indexed annuities to reflect our current estimates of future lapses. These changes resulted in additional amortization of $74 million. For certain universal life products, we changed the ultimate lapse assumption from: (i) a range of 6 percent to 7 percent; to (ii) a tiered assumption based on the level of funding of the policy of a range of 2 percent to 10 percent. Our equity-indexed annuity lapses in recent periods have exceeded our estimates. The values surrendered in the second quarter of 2002 totaled $100.7 million. We believe lapses have increased due to equity market performance and intense replacement activity by a small group of our competitors. Accordingly, we increased the expected future lapse rates on these products to reflect our current belief that lapses on these policies will continue to be higher than expected for the next several years.

     Interest expense on investment borrowings increased along with our investment borrowing activities. Average investment borrowings were $1,441.0 million during the first six months of 2002 compared to $729.4 million during the same period of 2001. The weighted average interest rates on such borrowings were 1.6 percent and 4.6 percent during the first six months of 2002 and 2001, respectively.

     Other operating costs and expenses decreased in 2002 consistent with our cost cutting programs and the current business plans for the segment. The decreased expenses are reflected in the improved ratio of operating expenses (excluding amortization of cost of policies produced and cost of policies purchased) as a percentage of average liabilities for insurance and asset accumulation products (1.98 percent and 2.12 percent for the three and six months ended June 30, 2002, respectively, compared to 2.26 percent for both the three and six months ended June 30, 2001).

                         CONSECO, INC. AND SUBSIDIARIES
                              --------------------

     Net investment gains (losses), including related costs and amortization fluctuate from period to period. During the first six months of 2002, we recognized net investment losses of $290.8 million, compared to $153.6 million during the comparable period of 2001. During the first six months of 2002, we recorded $266.4 million of writedowns of fixed maturity securities, equity securities and other invested assets as a result of conditions which caused us to conclude a decline in fair value of the investment was other than temporary. During the first six months of 2001, we decided to sell several securities to enhance the yield and other characteristics of our portfolio. In accordance with GAAP, we were required to recognize a writedown when it was determined that a loss would occur upon the planned sale of a security. Accordingly, we recorded $125.4 million of investment writedowns during the first six months of 2001 related to the investment restructuring activities and as a result of changes in conditions related to other investments which caused us to conclude that a decline in the fair value of the investments was other than temporary. The facts and circumstances resulting in the other-than-temporary losses are described in "Investments with Other-Than-Temporary Losses" included in this Management's Discussion and Analysis of Financial Condition and Results of Operations.

     When we sell securities at a gain (loss) and reinvest the proceeds at a different yield, we increase (reduce) the amortization of cost of policies purchased and cost of policies produced in order to reflect the change in future yields. Sales of fixed maturity investments resulted in an increase (reduction) in the amortization of the cost of policies purchased and the cost of policies produced of $(4.2) million and $6.4 million in the second quarters of 2002 and 2001, respectively, and $(3.9) million and $28.8 million in the first six months of 2002 and 2001, respectively.

     Special charges in 2002 include: (i) losses of $39.0 million on reinsurance transactions entered into as part of our cash raising initiatives (all recognized in the second quarter of 2002); and (ii) other items totaling $9.1 million ($3.8 million of which was recognized in the second quarter of 2002) primarily related to severance benefits and costs incurred with the transfer of certain customer service and backroom operations to our India subsidiary. Special charges in the six months ended June 30, 2001, included: (i) severance benefits of $9.1 million which were recognized in the first quarter of 2001; and
(ii) other items totaling $3.6 million which were recognized in the second quarter of 2001. These charges are described in greater detail in the note to the accompanying consolidated financial statements entitled "Special Charges".

     Additional amortization in the insurance segment represents the amortization of the cost of policies produced and cost of policies purchased as a result of changes in our assumptions used to estimate the future gross profits of our variable annuity business. The cost of policies produced and the cost of policies purchased are amortized in relation to the estimated gross profits to be earned over the life of our annuity products. As a result of economic developments, actual experience of our products and changes in our expectations, we changed our investment yield assumptions used in calculating the estimated gross profits to be earned on our annuity products. Such changes resulted in additional amortization of the cost of policies produced and cost of policies purchased of $35.0 million during the three and six months ended June 30, 2001.

                         CONSECO, INC. AND SUBSIDIARIES
                              --------------------


     Finance operations

                                                                    Three months ended        Six months ended
                                                                        June 30,                  June 30,
                                                                    -------------------       ----------------
                                                                    2002           2001       2002        2001
                                                                    ----           ----       ----        ----
                                                                             (Dollars in millions)
Contract originations:
   Manufactured housing.....................................     $   325.2     $   648.2   $   658.8  $  1,162.3
Mortgage services...........................................         709.4         712.6     1,374.1     1,276.3
   Retail credit............................................         915.4       1,159.7     1,645.5     1,808.1
   Consumer finance - closed-end............................           4.5           -           4.7         -
   Floorplan................................................          64.1         561.3       450.7     1,024.1
   Discontinued.............................................           6.5          13.5        14.8        66.7
                                                                 ---------     ---------   ---------  ----------

     Total..................................................     $ 2,025.1     $ 3,095.3   $ 4,148.6  $  5,337.5
                                                                 =========     =========   =========  ==========
Sales of finance receivables:
   Manufactured housing.....................................     $     3.1     $     -     $     4.8     $   -
   Mortgage services........................................         190.1          49.6       366.5       664.8
   Floorplan................................................           -             -         126.8         -
   Discontinued lines.......................................          84.0           -         173.8       802.3
                                                                 ---------     ---------   ---------   ---------

     Total..................................................     $   277.2     $    49.6   $   671.9   $ 1,467.1
                                                                 =========     =========   =========   =========

Managed receivables (average):
   Manufactured housing.....................................     $24,840.5     $26,036.0   $25,085.2   $26,132.0
   Mortgage services........................................      11,088.4      12,663.8    11,346.1    12,895.8
   Retail credit............................................       2,677.8       2,068.1     2,672.3     1,943.8
   Consumer finance - closed-end............................       1,260.5       1,801.0     1,324.2     1,881.3
   Floorplan................................................         553.2       1,264.1       700.3     1,336.7
   Discontinued lines.......................................         315.7         627.6       387.8       795.9
                                                                 ---------     ---------   ---------   ---------

     Total..................................................     $40,736.1     $44,460.6   $41,515.9   $44,985.5
                                                                 =========     =========   =========   =========

Revenues:
   Net investment income:
     Finance receivables and other..........................     $   554.5     $   544.1   $ 1,109.9   $ 1,096.7
     Interest-only securities...............................           5.1          16.6        10.0        31.7
   Gain on sales of finance receivables.....................          10.2           6.7        17.4        15.6
   Fee revenue and other income.............................          63.1          87.7       131.2       175.3
                                                                 ---------     ---------  ----------   ---------

     Total revenues.........................................         632.9         655.1     1,268.5     1,319.3
                                                                 ---------     ---------   ---------   ---------

Expenses:
   Provision for losses.....................................         158.3         111.0       316.7       226.7
   Finance interest expense.................................         286.0         306.6       575.5       628.2
   Other operating costs and expenses.......................         148.0         157.4       302.6       320.7
                                                                 ---------     ---------  ----------   ---------

     Total expenses.........................................         592.3         575.0     1,194.8     1,175.6
                                                                 ---------     ---------   ---------   ---------

     Operating income before special charges, impairment
       charges and income taxes.............................          40.6          80.1        73.7       143.7

Special charges.............................................           9.3           2.4        56.5        16.2
Impairment charges..........................................           -            33.8         -          41.7
                                                                 ---------     ---------   ---------   ---------

     Income before income taxes.............................     $    31.3     $    43.9 $      17.2   $    85.8
                                                                 =========     ========= ===========   =========

                         CONSECO, INC. AND SUBSIDIARIES
                              --------------------

     General: As more fully described in "Liquidity for finance operations" within "Management's Discussion and Analysis of Financial Condition and Results of Operations", the recent adverse developments concerning the parent company's liquidity have adversely affected our finance subsidiary's ability to access the securitization market. In addition, our finance subsidiary's lenders have reduced and/or restricted access to available funding facilities and an event of default under our bank-credit agreement would result in cross-defaults under our finance subsidiary's credit facility. There can be no assurance that our finance subsidiary will be able to continue to make new loans and fund its operations. Conseco's finance subsidiaries provide financing for manufactured housing, home equity, home improvements, consumer products and equipment, and provide consumer and commercial revolving credit. Finance products include both fixed-term and revolving loans and leases. Conseco also markets physical damage and other credit protection relating to the loans it services. Certain amounts have been reclassified for the change in presentation of accrued finance charges and fees at the time the related principal balance is charged-off. Effective January 1, 2002, to conform to standard industry practices as well as to maintain consistency with the Company's closed-end products, accrued interest and fees were charged against the related income at the time of charge-off. This change only impacts the retail credit business area. This change in presentation has no impact on the consolidated balance sheet and does not impact the consolidated statements of operations or cash flows in total. Any effects on net interest margin, other income and provision for losses are not material to the consolidated financial statements.

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

     Loan originations in the second quarter of 2002 were $2.0 billion, down 35 percent from 2001. Loan originations in the first six months of 2002 were $4.1 billion, down 22 percent from 2001. We recently decided to no longer originate certain lines of business in order to manage our growth consistent with our current business plan in addition to applying stricter credit standards for new originations. However, second quarter originations were still about 5 percent below our current plan.

     Sales of finance receivables in the first six months of 2002 and 2001 include the sale of $.3 billion and $1.5 billion, respectively, of finance receivables, on which we recognized gains of $17.4 million and $15.6 million, respectively. These sales are further explained below under "Gain on sale of finance receivables". We also sold $.4 billion of certain other finance receivables in the first six months of 2002 as part of our cash raising arrangements which are explained below under "Special Charges".

     Managed receivables include finance receivables recorded on our consolidated balance sheet and those managed by us but applicable to holders of asset-backed securities sold in securitizations structured in a manner that resulted in gain-on-sale revenue. Average managed receivables decreased to $40.7 billion in the second quarter of 2002, down 8.4 percent from the same period in 2001, and to $41.5 billion in the first six months of 2002, down 7.7 percent from the same period in 2001. The decrease reflects the recent decreases in loan originations described above.

                         CONSECO, INC. AND SUBSIDIARIES
                              --------------------

     Net investment income on finance receivables and other consists of: (i) interest earned on finance receivables; and (ii) interest income on short-term and other investments. Such income increased by 1.9 percent, to $554.5 million, in the second quarter of 2002, and by 1.2 percent, to $1,109.9 million in the first six months of 2002, as compared to the same periods in 2001. At June 30, 2002, on-balance sheet finance receivables increased 4.4 percent to $17.6 billion as compared to June 30, 2001. The weighted average yields earned on finance receivables and other investments were 11.0 percent and 12.1 percent during the second quarters of 2002 and 2001, respectively, and such weighted average yields were 10.9 percent and 12.3 percent during the first six months of 2002 and 2001, respectively. The effect of the increase in average on-balance sheet finance receivables was substantially offset by the decrease in average yield. The average yield decreased due to the decrease in prime interest rates and change in product mix of the portfolio. Future interest earned on finance receivables should increase as our average on-balance sheet finance receivables increase.

     Net investment income on interest-only securities is the income recognized on the interest-only securities we retain after we sell finance receivables. Such income decreased by 69 percent, to $5.1 million, in the second quarter of 2002, and by 68 percent, to $10.0 million in the first six months of 2002, as compared to the same periods in 2001. The decrease is consistent with the change in the average balance of interest-only securities. The weighted average yields earned on interest-only securities were 12.1 percent and 14.1 percent during the first six months of 2002 and 2001, respectively. As a result of the change in the structure of our securitizations, our securitizations are accounted for as secured borrowings and we do not recognize gain-on-sale revenue or additions to interest-only securities from such transactions. Accordingly, future investment income accreted on the interest-only security will decrease, as cash remittances from the prior gain-on-sale securitizations reduce the interest-only security balances. In addition, the balance of the interest-only securities was reduced by $264.8 million during 2001 (of which $41.7 million was incurred in the first six months of 2001) due to impairment charges. Impairment charges are further explained below.

     Gain on sales of finance receivables in the first six months of 2002 resulted from the sale of $.3 billion of finance receivables which generated net gains of $10.2 million and $17.4 million in the three and six months ended June 30, 2002, respectively. In the first six months of 2001, we sold $1.5 billion of receivables including: (i) our $802.3 million vendor services loan portfolio (which was marked-to-market in the fourth quarter of 2000 and no additional gain or loss was recognized in the first six months of 2001); (ii) $568.4 million of high-loan-to-value mortgage loans; and (iii) $96.4 million of other loans. These sales resulted in net gains of $6.7 million and $15.6 million in the three and six months ended June 30, 2001, respectively. The Company entered into a servicing agreement on the high-loan-to-value mortgage loans sold. Pursuant to the servicing agreement, the servicing fees payable to the Company are senior to all other payments of the trust which purchased the loans. The Company also holds a residual interest in certain other cash flows of the trust. The Company did not provide any guarantees with respect to the performance of the loans sold.

     Fee revenue and other income includes servicing income, commissions earned on insurance policies written in conjunction with financing transactions and other income from late fees. Such income decreased by 28 percent, to $63.1 million, in the second quarter of 2002, and by 25 percent, to $131.2 million in the first six months of 2002, as compared to the same periods in 2001. Such decrease is primarily due to decreases in commission income as a result of reduced origination activities and the termination of sales of single premium credit life insurance. In addition, as a result of the change in the structure of our securitizations, we no longer record an asset for servicing rights at the time of our securitizations, nor do we record servicing fee revenue; instead, the entire amount of interest income is recorded as investment income. The amount of servicing income (which is net of the amortization of servicing assets and liabilities) was $19.3 million and $29.6 million in the second quarters of 2002 and 2001, respectively, and $36.2 million and $56.4 million in the first six months of 2002 and 2001, respectively. We expect servicing income to decline in future periods as the managed receivables in these securitizations are paid down.

    Provision for losses related to finance operations increased by 43 percent, to $158.3 million, in the second quarter of 2002, and by 40 percent, to $316.7 million in the first six months of 2002, as compared to the same periods in 2001. These amounts relate to our on-balance sheet receivables. The increase is principally due to an increase in delinquencies which was expected due to the aging of our on-balance sheet portfolio, and to a lesser extent, the increase in loans held on our balance sheet. At June 30, 2002, on-balance sheet finance receivables increased 4.4 percent to $17.6 billion as compared to June 30, 2001. At June 30, 2002 and 2001, the 60-days-and-over delinquencies as a percentage of on-balance sheet finance receivables were 2.31 percent and 1.70 percent, respectively (such delinquency ratio was 2.19 percent at December 31, 2001). Under the portfolio method, we estimate an allowance for credit losses based upon our assessment of current and historical loss experience, loan portfolio trends, the value of collateral, prevailing economic and business conditions, and other relevant factors. Increases in our allowance for credit losses are recognized as expense based on our current assessments of such factors. For loans previously recorded as sales, the anticipated discounted credit losses over

                         CONSECO, INC. AND SUBSIDIARIES
                              --------------------


the expected life of the loans were reflected through a reduction in the gain-on-sale revenue recorded at the time of securitization or through impairment charges when assessments of estimated losses have changed.

     Our credit losses as a percentage of related loan balances for our on-balance sheet portfolio have been increasing over the last several quarters (2.14 percent, 2.26 percent, 2.36 percent, 2.53 percent and 2.61 percent for the quarters ended June 30, 2001, September 30, 2001, December 31, 2001, March 31, 2002 and June 30, 2002, respectively). We believe such increases reflect: (i) the natural increase in delinquencies in some of our products as they age into periods at which we have historically experienced higher delinquencies; (ii) the increase in retail credit receivables which typically experience higher credit losses; (iii) economic factors which have resulted in an increase in defaults; and (iv) a decrease in the manufactured housing recovery rates when repossessed properties are sold given current industry levels of repossessed assets.

     Delinquencies on loans held in our loan portfolio and our ability to recover collateral and mitigate loan losses can be adversely impacted by a variety of factors, many of which are outside our control. When loans are delinquent and the Company forecloses on the loan, its ability to sell collateral to recover or mitigate its losses is subject to the market value of such collateral. In manufactured housing, those values may be affected by the available inventory of manufactured homes on the market, a factor over which we have no control. It is also dependent upon demand for new homes, which is tied to economic factors in the general economy. In addition, repossessed collateral is generally in poor condition, which reduces its value.

     Recently, many consumer lenders have stopped or significantly scaled back their consumer finance operations in the manufactured housing sector. These lenders began to foreclose on collateral pledged to secure loans at a more aggressive rate. The Company is facing increased competition from such lenders in disposing of collateral pledged to secure its loans. Often collateral is in similar forms. There is a limited number of collateral buyers and the exiting consumer lenders may be willing to sell their foreclosed collateral at prices significantly below fair market value. As a result, collateral recovery rates for the Company may fall further, which could have a material adverse effect on the financial position and results of our operations.

     At June 30, 2002, the Company had a total of 17,970 unsold manufactured housing properties (11,679 of which relate to our off-balance sheet securitizations) in repossession, compared to 13,607 properties (10,133 of which relate to our off-balance sheet securitizations) at June 30, 2001. We reduce the value of repossessed property to our estimate of net realizable value upon repossession. We liquidated 12,127 managed manufactured housing units at an average loss severity rate (the ratio of the loss realized to the principal balance of the foreclosed loan) of 58 percent in the first six months of 2002 compared to 13,280 units at an average loss severity rate of 57 percent in the first six months of 2001. The loss severity rate related to our on-balance sheet manufactured housing portfolio was 51 percent in the first six months of 2002, compared to 48 percent in the first six months of 2001. We believe the higher average severity rate in 2002 related to our on-balance sheet manufactured housing portfolio is consistent with the aging of such portfolio. The higher industry levels of repossessed manufactured homes which we believe existed in the marketplace at June 30, 2002, may adversely affect recovery rates, specifically wholesale severity, as other lenders (including lenders who have exited the manufactured home lending business) have acted to more quickly dispose of repossessed manufactured housing inventory. Additionally, the higher level of repossessed inventory that currently exists in the marketplace may make it more difficult for us to liquidate our inventory at or near historical recovery rates. In order to maintain recovery levels, we may decide to hold inventory longer, potentially causing our repossessed inventory level to temporarily grow. We believe that our severity rates are positively impacted by our use of retail channels to dispose of repossessed inventory (where the repossessed units are sold through: (i) Company-owned sales lots; or (ii) our dealer network); thus, we rely less on the wholesale channel (through which recovery rates are typically lower). We intend to continue to focus on the retail channel in an effort to maximize our recovery rates.

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

     Due to the prevailing economic conditions in 2001 and 2002, the Company increased the use of the aforementioned mitigation policies. Based on past experience, we believe these policies will reduce the ultimate losses we recognize. If we apply loss mitigation policies, we generally reflect the customer's delinquency status as not being past due. Accordingly, the loss mitigation policies favorably impact our delinquency ratios. We attempt to appropriately reserve for the effects of these

                         CONSECO, INC. AND SUBSIDIARIES
                              --------------------

loss mitigation policies when establishing loan loss reserves. These policies are also considered when we determine the value of our retained interests in securitization trusts (including interest-only securities). Loss mitigation policies were applied to 2.7 percent of average managed accounts in the second quarter of 2002, compared to 1.5 percent, 2.9 percent, 3.1 percent and 3.0 percent of average managed accounts during the second, third and fourth quarters of 2001 and the first quarter of 2002, respectively.

     Finance interest expense decreased by 6.7 percent, to $286.0 million, in the second quarter of 2002, and by 8.4 percent, to $575.5 million in the first six months of 2002, as compared to the same periods in 2001. Such decrease was the net result of: (i) lower average borrowing rates partially offset by (ii) increased borrowings to fund the increased finance receivables. Our average borrowing rate decreased to 6.1 percent in the second quarter of 2002 from 7.3 percent in the second quarter of 2001. Our average borrowing rate during the first six months of 2002 was 6.1 percent compared to 7.4 percent during the first six months of 2001. The decrease in average borrowing rates in 2002 as compared to the same period in 2001 is primarily due to the decrease in the general interest rate environment between periods and the repurchase of our public debt.

     Other operating costs and expenses include the costs associated with servicing our managed receivables, and non-deferrable costs related to originating new loans. Such expenses decreased by 6.0 percent, to $148.0 million, in the second quarter of 2002, and by 5.6 percent, to $302.6 million in the first six months of 2002, as compared to the same periods in 2001. Such costs have decreased as we have begun to realize the benefits from our cost saving initiatives.

     Special charges in the finance segment for the 2002 periods include: (i) the loss of $45.7 million related to the sales of certain finance receivables of $363.0 million (such assets were sold as part of our cash raising initiatives which generated free cash flow in excess of $150 million in order to meet our debt obligations) and $1.6 million of additional loss related to receivables required to be repurchased from the purchaser of the vendor services receivables pursuant to the repurchase clauses in the agreements; (ii) a $7.0 million fee paid pursuant to amended financing arrangements; and (iii) restructuring and other charges of $2.2 million. Special charges recorded for the 2001 periods include: (i) the loss related to the sale of certain finance receivables of $11.2 million ($2.2 million of which was recognized in the second quarter of 2001); and (ii) severance benefits of $5.0 million. These charges are described in greater detail in the note to the accompanying financial statements entitled "Special Charges".

     Impairment charges represent reductions in the value of our retained interests in securitization trusts (including interest-only securities and servicing rights) recognized as a loss in the statement of operations. We carry interest-only securities at estimated fair value, which is determined by discounting the projected cash flows over the expected life of the receivables sold using current prepayment, default, loss and interest rate assumptions. We consider any potential payments related to the guarantees of certain lower rated securities issued by the securitization trusts in the projected cash flows used to determine the value of our interest-only securities. When declines in value considered to be other than temporary occur, we reduce the amortized cost to estimated fair value and recognize a loss in the statement of operations. The assumptions used to determine new values are based on our internal evaluations. Under current accounting rules (pursuant to EITF 99-20) which we adopted effective July 1, 2000, declines in the value of our interest-only securities are recognized when: (i) the fair value of the security is less than its carrying value; and (ii) the timing and/or amount of cash expected to be received from the security has changed adversely from the previous valuation which determined the carrying value of the security. When both occur, the security is written down to fair value. The assumptions used to determine new values for our interest-only securities are based on our internal evaluations and consultation with external advisors having significant experience in valuing these securities. Although we believe our methodology is reasonable, many of the assumptions and expectations underlying our determination may prove wrong, in which case there may be an adverse effect on our financial results.

     We recognized an impairment charge (net of adjustments to the valuation allowance associated with our servicing rights) of $33.8 million in the second quarter of 2001 for the interest-only securities that were not performing as well as expected based on our previous valuation estimates. Such impairment charge for the first six months of 2001 was $41.7 million.

                         CONSECO, INC. AND SUBSIDIARIES
                              --------------------


     The credit quality of managed finance receivables was as follows:

                                                                                June 30,       December 31,
                                                                                  2002             2001
                                                                                  ----             ----
60-days-and-over delinquencies as a percentage of managed finance receivables at period end:
     Manufactured housing....................................................      2.57%            2.45%
     Mortgage services (a)...................................................      1.21             1.23
     Retail credit...........................................................      2.40             3.39
     Consumer finance - closed-end...........................................       .75             1.08
     Floorplan...............................................................      1.17              .58
     Discontinued lines......................................................      2.68             3.50
       Total.................................................................      2.13%            2.10%

Net credit losses incurred during the last twelve months as a percentage of average managed finance receivables during the period:
     Manufactured housing....................................................      2.23%            2.14%
     Mortgage services.......................................................      2.08             1.95
     Retail credit...........................................................      6.40             6.65
     Consumer finance - closed-end...........................................      3.05             2.50
     Floorplan...............................................................      1.21             1.00
     Discontinued lines......................................................      7.30             5.73
       Total.................................................................      2.51%            2.35%

Repossessed collateral inventory as a percentage of managed finance receivables at period end (b):
     Manufactured housing....................................................      2.97%            2.45%
     Mortgage services (c)...................................................      4.67             4.07
     Retail credit...........................................................       .14              .13
     Consumer finance - closed-end...........................................      1.00             1.03
     Floorplan...............................................................      1.32              .69
     Discontinued lines......................................................      1.73             4.20
       Total.................................................................      3.16%            2.68%

--------------------

(a)  60-days-and-over delinquencies exclude loans in the process of foreclosure.

(b) Ratio of: (1) outstanding loan principal balance related to the repossessed inventory (before writedown) to: (2) total receivables. We writedown the value of our repossessed inventory to estimated realizable value at the time of repossession.

(c) Repossessed collateral inventory includes loans in the process of foreclosure.

                         CONSECO, INC. AND SUBSIDIARIES
                              --------------------


     The credit quality of on-balance sheet finance receivables was as follows:

                                                                                June 30,       December 31,
                                                                                  2002             2001
                                                                                  ----             ----
60-days-and-over delinquencies as a percentage of on-balance sheet finance receivables at period end:
     Manufactured housing....................................................      3.44%            3.08%
     Mortgage services (a)...................................................      1.05              .94
     Retail credit...........................................................      2.40             3.39
     Consumer finance - closed-end...........................................       .91             1.33
     Floorplan...............................................................      1.17              .58
     Discontinued lines......................................................      2.16             2.72
       Total.................................................................      2.31%            2.19%

Net credit losses incurred during the last twelve months as a percentage of average on-balance sheet finance receivables during the period:
     Manufactured housing....................................................      2.05%            1.87%
     Mortgage services.......................................................      1.79             1.53
     Retail credit...........................................................      6.40             6.65
     Consumer finance - closed-end...........................................      2.67             2.02
     Floorplan...............................................................      1.21             1.00
     Discontinued lines......................................................      5.64             4.66
       Total.................................................................      2.61%            2.36%

Repossessed collateral inventory as a percentage of on-balance sheet finance receivables at period end (b) (c):
     Manufactured housing....................................................      3.32%            2.41%
     Mortgage services (d)...................................................      4.23             3.50
     Retail credit...........................................................       .14              .13
     Consumer finance - closed-end...........................................      1.12             1.15
     Floorplan...............................................................      1.32              .69
     Discontinued lines......................................................       .35             2.92
       Total.................................................................      3.06%            2.37%


--------------------

(a)  60-days-and-over delinquencies exclude loans in the process of foreclosure.

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


                         CONSECO, INC. AND SUBSIDIARIES
                              --------------------


     Corporate operations

                                                                       Three months ended      Six months ended
                                                                          June 30,                  June 30,
                                                                       ------------------      ----------------
                                                                       2002          2001      2002        2001
                                                                       ----          ----      ----        ----
                                                                                (Dollars in millions)
Corporate operations:
   Interest expense on corporate debt, net of investment
     income on cash and cash equivalents.....................        $ (76.9)     $(88.7)    $(149.7)   $(187.6)
   Allocation of interest expense to the finance segment.....            -           1.8        -           7.3
   Investment income.........................................            -           -          -           4.4
   Other items...............................................           (5.2)       (9.4)      (14.8)      (5.3)
                                                                     -------      ------     -------    -------

       Operating loss before non-operating items, income
         taxes and minority interest.........................          (82.1)      (96.3)     (164.5)    (181.2)

   Provision for losses and expense related to stock purchase
     plan....................................................         (100.0)        -        (140.0)        -
   Venture capital gain (loss) related to investment in
     AWE, net of related expenses............................          (23.7)       32.0      (100.0)       5.1
   Discontinued major medical business.......................            -         (20.7)        -         (28.6)
   Gain on sale of interest in riverboat.....................            -           -           -         192.4
   Special charges and additional amortization...............          (80.9)      (50.2)      (97.9)      (66.9)
                                                                     -------      ------      ------      ------

       Loss before income taxes and minority interest........        $(286.7)     $(135.2)    $(502.4)    $(79.2)
                                                                     =======      =======     =======     ======


     Interest expense on corporate debt, net of investment income on cash and cash equivalents has decreased as a result of the repayment of debt and lower interest rates. Amounts allocated to the finance segment have decreased as Conseco Finance has repaid debt owed to the parent. The average debt outstanding was $4.1 billion and $4.7 billion in the first six months of 2002 and 2001, respectively. The average interest rate on such debt was 7.6 percent and 8.5 percent in the first six months of 2002 and 2001, respectively.

     Investment income includes the income from our investment in a riverboat casino (prior to its sale in the first quarter of 2001) and miscellaneous other income.

     Other items include general corporate expenses, net of amounts charged to subsidiaries for services provided by the corporate operations.

     Provision for losses and expense related to stock purchase plan represents the non-cash provision we established in connection with: (i) our guarantees of bank loans to approximately 155 current and former directors, officers and key employees and our related loans for interest; and (ii) the liability related to the pay for performance benefits related to the loan program. The funds from the bank loans were used by the participants to purchase approximately 18.0 million shares of Conseco common stock. In the six months ended June 30, 2002, we increased our reserve by $140.0 million in connection with these guarantees and loans. We determine the reserve based upon the value of the collateral held by the banks (primarily the purchased stock). At June 30, 2002, the reserve for losses on the loan guarantees and the liability related to the pay for performance benefits totaled $560.0 million. The outstanding balance on the bank loans was $537.3 million. In addition, Conseco has provided loans to participants for interest on the bank loans totaling $159.0 million.

     Venture capital gain (loss) relates to our investment in TeleCorp, a company in the wireless communication business. In the first quarter of 2002, AWE acquired TeleCorp. Pursuant to the merger agreement, our shares of TeleCorp were converted into 11.4 million shares of AWE. This transaction is described in greater detail in the note to the accompanying financial statements entitled "Venture Capital Investment in AT&T Wireless Services, Inc." Our investment in AWE is carried at estimated fair value, with changes in fair value recognized as investment income. The market values of AWE and many other companies in this sector have declined significantly in recent periods.

                         CONSECO, INC. AND SUBSIDIARIES
                              --------------------

     The discontinued major medical business includes individual and group major medical health insurance products. These lines of business had losses of $20.7 million and $28.6 million in the three and six months ended June 30, 2001. These lines of business did not incur additional losses in 2002.

     Gain on sale of interest in riverboat represents the gain recognized in the first quarter of 2001 as a result of our sale of our 29 percent ownership interest in the riverboat casino in Lawrenceburg, Indiana, for $260 million.

     Special charges in corporate operations for 2002 include: (i) an impairment charge of $73.9 million (recognized in the second quarter of 2002) associated with the value of an insurance company which we have entered into an agreement to sell; (ii) $17.4 million related to debt modification and refinancing transactions (of which $12.4 million was recognized in the second quarter of 2002); (iii) other items totaling $18.6 million (of which $6.6 million was recognized in the second quarter of 2002); partially offset by (iv) net gains of $12.0 million related to the sale of certain non-core assets (all of which was recognized in the second quarter of 2002). Special charges in corporate operations for 2001 include: (i) amounts related to office closings and the sale of artwork totaling $6.8 million; (ii) amounts related to our discontinued operations totaling $8.5 million; and (iii) other items totaling $11.6 million. These charges are described in greater detail in the note to the accompanying consolidated financial statements entitled "Special Charges".

     Additional amortization in the corporate operations represents unrecoverable cost of policies produced and cost of policies purchased related to the major medical business we are not renewing. The additional amortization recognized was $40.0 million in the three and six months ended June 30, 2001.

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

     Agents, insurance brokers and marketing companies who market our products and prospective purchasers of our products use the ratings of our insurance subsidiaries as an important factor in determining which insurer's products to market or purchase. Ratings have the most impact on our annuity and interest-sensitive life insurance products. On July 12, 2002, A.M. Best lowered the financial strength ratings of our primary insurance subsidiaries from "A- (excellent)" to "B++ (very good)" and the ratings remain "under review with negative implications." We believe that A.M. Best will soon lower this rating. As a result of the A.M. Best downgrade, sales of our insurance products could fall and policyholder redemptions and lapses could increase. If such activity is unusually high, it could cause a material and adverse impact on our financial results and liquidity. In addition, the rating downgrade could cause defections among our sales force of agents and/or increases in the commissions we must pay them. The effect of the recent ratings downgrade is further discussed in the section entitled "Liquidity and Capital Resources" which follows.

     We set the premium rates on our health insurance policies based on facts and circumstances known at the time we issue the policies and on assumptions about numerous variables, including the actuarial probability of a policyholder incurring a claim, the severity, and the interest rate earned on our investment of premiums. In setting premium rates, we consider historical claims information, industry statistics, premiums charged by competitors and other factors. If our actual claims experience proves to be less favorable than we assumed and we are unable to raise our premium rates, our financial results will be adversely affected. We generally cannot raise our premiums in any state unless we first obtain the approval of the insurance regulator in that state. We review the adequacy of our premium rates regularly and file requests for rate increases on our products when we believe existing premium rates are too low. It is possible, due to additional regulatory review, that we may not be able to obtain approvals for premium rate increases in a timely manner from currently pending requests or requests filed in the future. If we are unable to raise our premium rates because we do not receive rate increase approvals in a timely manner from one or more states, our financial results will be adversely affected. If we are successful in obtaining regulatory approval to raise premium rates due to unfavorable actual claims experience, the increased premium rates may reduce the volume of our new sales and cause existing policyholders to allow their policies to lapse. This would reduce our premium income in future periods. Increased lapse rates also could require us to expense all or a portion of the cost of policies produced or the cost of policies purchased relating to lapsed policies in the period in which those policies lapse, adversely affecting our financial results in that period.

                         CONSECO, INC. AND SUBSIDIARIES
                              --------------------


     Total premiums and accumulation product collections were as follows:

                                                                    Three months ended      Six months ended
                                                                         June 30,               June 30,
                                                                    ------------------      ----------------
                                                                    2002       2001(a)      2002      2001(a)
                                                                    ----       -------      ----      ------
                                                                                 (Dollars in millions)
Premiums collected by our insurance subsidiaries:
   Annuities:
     Equity-indexed (first-year)................................   $   58.7   $   90.8     $  123.4     $  176.2
     Equity-indexed (renewal)...................................        7.6        9.7         17.6         21.2
                                                                   --------   --------     --------     --------
       Subtotal - equity-indexed annuities......................       66.3      100.5        141.0        197.4
                                                                   --------   --------     --------     --------
     Other fixed (first-year)...................................      187.6      190.4        381.2        378.8
     Other fixed (renewal)......................................       10.3       11.4         20.2         20.8
                                                                   --------   --------     --------     --------
       Subtotal - other fixed annuities.........................      197.9      201.8        401.4        399.6
                                                                   --------   --------     --------     --------
     Variable (first-year)......................................       50.8       88.5        142.0        181.5
     Variable (renewal).........................................       15.9       19.6         37.6         39.5
                                                                   --------   --------     --------     --------
       Subtotal - variable annuities............................       66.7      108.1        179.6        221.0
                                                                   --------   --------     --------     --------

       Total annuities..........................................      330.9      410.4        722.0        818.0
                                                                   --------   --------     --------     --------

   Supplemental health:
     Medicare supplement (first-year)...........................       40.8       27.6         84.0         53.4
     Medicare supplement (renewal)..............................      206.0      208.9        424.7        438.5
                                                                   --------   --------     --------     --------
       Subtotal - Medicare supplement...........................      246.8      236.5        508.7        491.9
                                                                   --------   --------     --------     --------
     Long-term care (first-year)................................       25.4       27.0         50.7         53.7
     Long-term care (renewal)...................................      201.8      191.2        402.2        390.0
                                                                   --------   --------     --------     --------
       Subtotal - long-term care................................      227.2      218.2        452.9        443.7
                                                                   --------   --------     --------     --------
     Specified disease (first-year).............................        9.7       10.7         19.4         21.0
     Specified disease (renewal)................................       83.2       82.2        166.6        166.9
                                                                   --------   --------     --------     --------
       Subtotal - specified disease.............................       92.9       92.9        186.0        187.9
                                                                   --------   --------     --------     --------
     Other health (first-year)..................................        3.6        3.1          7.1          5.9
     Other health (renewal).....................................       25.7       27.1         51.6         54.3
                                                                   --------   --------     --------     --------
       Subtotal - other health..................................       29.3       30.2         58.7         60.2
                                                                   --------   --------     --------     --------

       Total supplemental health................................      596.2      577.8      1,206.3      1,183.7
                                                                   --------   --------     --------     --------

   Life insurance:
     First-year.................................................       24.7       31.9         53.7         60.6
     Renewal....................................................      132.6      188.6        317.8        383.6
                                                                   --------   --------     --------     --------

       Total life insurance.....................................      157.3      220.5        371.5        444.2
                                                                   --------   --------     --------     --------

       Collections on insurance products from continuing
         operations.............................................    1,084.4    1,208.7      2,299.8      2,445.9
                                                                   --------   --------     --------     --------

   Individual and group major medical:
     Individual (first-year)....................................        4.3       32.1         13.9         71.3
     Individual (renewal).......................................       23.1       66.5         58.7        129.9
                                                                   --------   --------     --------     --------
       Subtotal - individual....................................       27.4       98.6         72.6        201.2
                                                                   --------   --------     --------     --------
     Group (first-year).........................................         .1        9.3           .4         14.9
     Group (renewal)............................................       74.7       87.5        164.0        188.8
                                                                   --------   --------     --------     --------
       Subtotal - group.........................................       74.8       96.8        164.4        203.7
                                                                   --------   --------     --------     --------

       Total major medical......................................      102.2      195.4        237.0        404.9
                                                                   --------   --------     --------     --------

     Total first-year premium collections on insurance products       405.7      511.4        875.8      1,017.3
     Total renewal premium collections on insurance products....      780.9      892.7      1,661.0      1,833.5
                                                                   --------   --------     --------     --------

       Total collections on insurance products..................   $1,186.6   $1,404.1     $2,536.8     $2,850.8
                                                                   ========   ========     ========     ========

Mutual funds (excludes variable annuities)......................   $   38.0   $  120.5     $  126.5     $  231.8
                                                                   ========   ========     ========     ========

Deposit type contracts..........................................   $   82.0  $    37.5    $   163.8     $  100.1
                                                                   ========  =========    =========     ========




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

     We introduced our first equity-indexed annuity product in 1996. The accumulation value of these annuities is credited with interest at an annual guaranteed minimum rate of 3 percent (or, including the effect of applicable sales loads, a 1.7 percent compound average interest rate over the term of the contracts). These annuities provide for potentially higher returns based on a percentage of the change in the S&P 500 Index during each year of their term. We purchase S&P 500 Call Options in an effort to hedge increases to policyholder benefits resulting from increases in the S&P 500 Index. Total collected premiums for this product were $66.3 million in the second quarter of 2002 compared with $100.5 million in the second quarter of 2001 and were $141.0 million in the first six months of 2002 compared with $197.4 million in the first six months of 2001. The decrease can be attributed to the general stock market performance which has made other investment products more attractive.

     Other fixed rate annuity products include single-premium deferred annuities ("SPDAs"), flexible-premium deferred annuities ("FPDAs") and single-premium immediate annuities ("SPIAs"), which are credited with a declared rate. The demand for traditional fixed-rate annuity contracts has increased as such products became more attractive than equity-indexed or variable annuity products due to the general stock market performance. SPDA and FPDA policies typically have an interest rate that is guaranteed for the first policy year, after which we have the discretionary ability to change the crediting rate to any rate not below a guaranteed rate. The interest rate credited on SPIAs is based on market conditions existing when a policy is issued and remains unchanged over the life of the SPIA. Annuity premiums on these products decreased by 1.9 percent, to $197.9 million, in the second quarter of 2002; and increased by .5 percent, to $401.4 million in the first six months of 2002, as compared to the same periods in 2001.

     Variable annuities offer contract holders the ability to direct premiums into specific investment portfolios; rates of return are based on the performance of the portfolio. Our profits on variable annuities come from the fees charged to contract holders. Variable annuity collected premiums decreased by 38 percent, to $66.7 million in the second quarter of 2002, and by 19 percent, to $179.6 million in the first six months of 2002. The decreases in 2002 can be attributed to the general stock market performance, which has made other investment products more attractive, and to our announcement that we planned to sell this business.

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

     Collected premiums on Medicare supplement policies increased by 4.4 percent to $246.8 million, in the second quarter of 2002, and by 3.4 percent, to $508.7 million in the first six months of 2002, as compared to the same periods in 2001. Sales of Medicare supplement policies have been affected by increased premium rates and sales volume.

     Premiums collected on long-term care policies increased by 4.1 percent to $227.2 million, in the second quarter of 2002, and by 2.1 percent, to $452.9 million in the first six months of 2002, as compared to the same periods in 2001. Such sales have been affected by increased premium rates and sales volume.

     Premiums collected on specified disease policies during the 2002 periods were comparable to the same periods in 2001.

     Other health products include disability income, dental and various other health insurance products. The disability income and dental products are marketed to school systems located in nearly all states. The other health insurance products are generally not being actively marketed. Premiums collected, in total, in the 2002 periods were comparable to the same periods in 2001. The other health products continue to be profitable.

                         CONSECO, INC. AND SUBSIDIARIES
                              --------------------

     Life products are sold through career agents, professional independent producers and direct response distribution channels. Life premiums collected decreased by 29 percent, to $157.3 million in the second quarter of 2002, and by 16 percent, to $371.5 million in the first six months of 2002, as compared to the same periods in 2001. Such decreases are primarily a result of the reinsurance agreements we entered into during 2002.

     We sell our insurance products through three primary distribution channels
- career agents, independent producers and direct marketing. Our career agency force sells primarily Medicare Supplement and long-term care insurance policies, senior life insurance and annuities. These agents visit the customer's home which permits one-on-one contacts with potential policyholders and promotes strong personal relationships with existing policyholders. Our independent producer distribution channel consists of a general agency and insurance brokerage distribution system comprised of independent licensed agents doing business in all fifty states, the District of Columbia, and certain protectorates of the United States. Independent producers are a diverse network of independent agents, insurance brokers and marketing organizations. Our direct marketing distribution channel is engaged primarily in the sale of "graded benefit life" insurance policies which are sold directly from the Company to the policyholder.

     Individual and group major medical products include major medical health insurance products sold to individuals and groups. In the second half of 2001, we began the process of non-renewing a large portion of our major medical business. In early 2002, we decided to non-renew all inforce individual and small group business and discontinue new sales. Group premiums decreased by 23 percent, to $74.8 million, in the second quarter of 2002, and by 19 percent, to $164.4 million in the first six months of 2002, as compared to the same periods in the prior year. Individual health premiums collected in the second quarter of 2002 decreased by 72 percent, to $27.4 million, and by 64 percent, to $72.6 million in the first six months of 2002, as compared to the same periods in the prior year. These premiums will decrease substantially during the remainder of 2002 and subsequent periods.

     Mutual fund sales decreased 68 percent to $38.0 million in the second quarter of 2002, and by 45 percent, to $126.5 million in the first six months of 2002, as compared to the same periods in the prior year. Mutual fund sales have been adversely affected by the recent performance of the stock market and as a result of our decreased marketing efforts.

     Deposit type contracts include guaranteed interest contracts, supplemental contracts without life contingencies and other deposit funds. Amounts collected from deposit type contracts increased by 119 percent, to $82.0 million, in the second quarter of 2002, and by 64 percent, to $163.8 million in the first six months of 2002, as compared to the same periods in the prior year. Such amounts often fluctuate from period-to-period.

     LIQUIDITY AND CAPITAL RESOURCES

     Changes in our consolidated balance sheet between June 30, 2002 and December 31, 2001, reflect: (i) our net loss for the six months ended June 30, 2002, including the effect of establishing a valuation allowance for deferred tax assets; (ii) the cumulative effect of an accounting change recognizing an impairment of our goodwill balance; (iii) our origination of finance receivables; (iv) the transfer of finance receivables to securitization trusts and sale of notes to investors in transactions accounted for as secured borrowings; (v) changes in the fair value of actively managed fixed maturity securities and interest-only securities; and (vi) various financing and reinsurance transactions (described in the notes to the accompanying consolidated financial statements).

     In accordance with GAAP, we record our actively managed fixed maturity investments, interest-only securities, equity securities and certain other invested assets at estimated fair value with any unrealized gain or loss (excluding impairment losses which are recognized through earnings), net of tax and related adjustments, recorded as a component of shareholders' equity. At June 30, 2002, we decreased the carrying value of such investments by $524.5 million as a result of this fair value adjustment. The fair value adjustment resulted in a $816.0 million decrease in carrying value at year-end 2001.

                         CONSECO, INC. AND SUBSIDIARIES
                              --------------------


     Total capital shown below excludes debt of the finance segment used to fund finance receivables.

                                                                              June 30,       December 31,
                                                                                2002             2001
                                                                                ----             ----
                                                                                (Dollars in millions)
Total capital, excluding accumulated other comprehensive loss:
    Corporate notes payable................................................  $ 4,012.4       $ 4,087.6

    Company-obligated mandatorily redeemable preferred
       securities of subsidiary trusts.....................................    1,918.1         1,914.5

    Shareholders' equity:
       Preferred stock.....................................................      501.5           499.6
       Common stock and additional paid-in capital.........................    3,499.4         3,484.3
       Retained earnings (accumulated deficit).............................   (3,172.0)        1,208.1
                                                                             ---------       ---------

          Total shareholders' equity, excluding accumulated
             other comprehensive loss......................................      828.9         5,192.0
                                                                             ----------      ---------

          Total capital, excluding accumulated other comprehensive
             loss..........................................................    6,759.4        11,194.1

Accumulated other comprehensive loss.......................................     (295.9)         (439.0)
                                                                             ---------       ---------

          Total capital....................................................  $ 6,463.5       $10,755.1
                                                                             =========       =========

     Corporate notes payable decreased during the first six months of 2002 primarily due to: (i) open market repurchases of our 8.5% notes due 2002; partially offset by (ii) the increase in unamortized fair market value of terminated interest rate swap agreements (see note entitled "Accounting for Derivatives").

     Shareholders' equity, excluding accumulated other comprehensive loss, decreased by $4.4 billion in the first six months of 2002, to $.8 billion. The significant component of the decrease was our net loss of $4,378.2 million. The accumulated other comprehensive loss decreased by $143.1 million, principally related to the decrease in the unrealized losses of our insurance companies' investment portfolio.

     Book value per common share outstanding decreased to $.09 at June 30, 2002, from $12.34 at December 31, 2001. Such change was primarily attributable to our net loss for the six months ended June 30, 2002, including the effect of establishing a valuation allowance for deferred tax assets and the cumulative effect of an accounting change recognizing an impairment of our goodwill balance. Excluding accumulated other comprehensive loss, book value per common share outstanding was $0.95 at June 30, 2002, and $13.61 at December 31, 2001.

     Goodwill (representing the excess of the amounts we paid to acquire companies over the fair value of net assets acquired in transactions accounted for as purchases) was $600.0 million at June 30, 2002 and $3,695.4 million at December 31, 2001. Goodwill as a percentage of shareholders' equity was 113 percent and 78 percent at June 30, 2002 and December 31, 2001, respectively. Goodwill as a percentage of total capital, excluding accumulated other comprehensive loss, was 8.9 percent at June 30, 2002 and 33 percent at December 31, 2001. Amortization of goodwill totaled $54.9 million during the first six months of 2001.

     The FASB issued SFAS 142 in June 2001. Under the new rule, intangible assets with an indefinite life are no longer amortized in periods subsequent to December 31, 2001, but are subject to annual impairment tests (or more frequent under certain circumstances), effective January 1, 2002. The Company has determined that all of its goodwill has an indefinite life and is therefore subject to the new rules.

     Pursuant to SFAS 142, the goodwill impairment test has two steps. The first step was required to be completed by June 30, 2002 and the second step, if necessary, was required to be completed by December 31, 2002. Any resulting impairment is required, under SFAS 142 to be recorded in the quarter ended March 31, 2002. For Conseco, the first step consisted of

                         CONSECO, INC. AND SUBSIDIARIES
                              --------------------

comparing the estimated fair value of the business units comprising our insurance segment (since all of our goodwill relates to the insurance segment, the goodwill impairment test is not relevant to the finance business) to the unit's book value. If the estimated fair value exceeds the carrying amount, the test is complete and goodwill is not impaired. If the fair value is less than the carrying value, the second step of the impairment test must be performed, which compares the implied fair value of the applicable business unit's goodwill with the carrying amount of that goodwill to measure the amount of goodwill impairment, if any.

     Pursuant to the transitional rules of SFAS 142, we have completed the two-step impairment test during the second quarter of 2002 and, as a result of that test, we recorded an impairment charge of $2,949.2 million for the quarter ended March 31, 2002. The first quarter 2002 impairment charge is reflected in cumulative effect of an accounting change in the accompanying consolidated statement of operations for the six months ended June 30, 2002. Subsequent impairment tests will be performed on an annual basis, or more frequently if circumstances indicate a possible impairment. Subsequent impairments, if any, would be classified as an operating expense.

     The significant factors used to determine the amount of the impairment included analyses of industry market valuations, historical and projected performance of our insurance segment, discounted cash flow analyses and the market value of our common stock. The valuation utilized the best available information, including reasonable and supportable assumptions and projections. The assumptions we used to determine the discounted cash flows involve significant judgments regarding the best estimate of future premiums, expected mortality and morbidity, interest earned and credited rates, persistency and expenses. The discount rate used was based on an analysis of the weighted average cost of capital for several insurance companies and considered the specific risk factors related to Conseco. Pursuant to the guidance in SFAS 142, quoted market prices in active markets are the best evidence of fair value and shall be used as the basis for measurement, if available. Management believes that the assumptions and estimates used are reasonable given all available facts and circumstances. However, if projected cash flows are not realized in the future, we may be required to recognize additional impairments.

                         CONSECO, INC. AND SUBSIDIARIES
                              --------------------

     The following table summarizes certain financial ratios as of and for the six months ended June 30, 2002, and as of and for the year ended December 31, 2001:

                                                                                                   June 30,       December 31,
                                                                                                     2002            2001
                                                                                                     ----            ----
Book value per common share:
   As reported..................................................................................   $ .09           $12.34
   Excluding accumulated other comprehensive income (loss) (a)..................................     .95            13.61
   Excluding goodwill and accumulated other comprehensive income (loss) (a).....................    (.79)            2.89

Ratio of earnings to fixed charges:
   As reported..................................................................................      (h)              (f)
   Excluding interest added to policyholder account balances....................................      (h)              (f)
   Excluding interest added to policyholder account balances
     and interest expense on direct third party debt of Conseco Finance (b).....................      (h)              (f)

Ratio of operating earnings to fixed charges (c):
   As reported..................................................................................    1.10X            1.26X
   Excluding interest expense on direct third party debt of Conseco Finance (b).................    1.44X            2.09X

Ratio of earnings to fixed charges, preferred dividends and distributions on
   Company-obligated mandatorily redeemable preferred securities of subsidiary trusts:
     As reported................................................................................      (i)               (g)
     Excluding interest added to policyholder account balances..................................      (i)               (g)
     Excluding interest added to policyholder account balances
       and interest expense on direct third party debt of Conseco Finance (b)...................      (i)               (g)

Ratio of operating earnings to fixed charges, preferred dividends and distributions on Company-obligated mandatorily redeemable preferred securities of subsidiary trusts (c):
     As reported................................................................................      (j)            1.12X
     Excluding interest expense on direct third party debt of Conseco Finance (b)...............      (j)            1.37X

Rating agency ratios (a) (d) (e):
   Corporate debt to total capital..............................................................      59%              37%
   Corporate debt and Company-obligated mandatorily redeemable preferred securities
     of subsidiary trusts to total capital......................................................      88%              54%

---------------------

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


                         CONSECO, INC. AND SUBSIDIARIES
                              --------------------

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

(h) For such ratios, adjusted earnings were $564.3 million less than fixed charges. Adjusted earnings for the six months ended June 30, 2002, included: (i) special charges of $202.5 million; and (ii) provision for losses related to loan guarantees of $140.0 million, as described in greater detail in the notes to the accompanying consolidated financial statements.

(i) For such ratios, adjusted earnings were $657.1 million less than fixed charges. Adjusted earnings for the six months ended June 30, 2002, included: (i) special charges of $202.5 million; and (ii) provision for losses related to loan guarantees of $140.0 million, as described in greater detail in the notes to the accompanying consolidated financial statements.

(j) For such ratios, adjusted earnings were $17.4 million less than fixed charges.


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

     An important competitive factor for life insurance companies is the ratings they receive from nationally recognized rating organizations. Agents, insurance brokers and marketing companies who market our products and prospective purchasers of our products use the ratings of our insurance subsidiaries as one factor in determining which insurer's products to market or purchase. Ratings have the most impact on our annuity and interest-sensitive life insurance products. Insurance financial strength ratings are opinions regarding an insurance company's financial capacity to meet the obligations of its insurance policies in accordance with their terms. They are not directed toward the protection of investors. Such ratings are not recommendations to buy, sell or hold securities.

     On July 12, 2002, A.M. Best lowered the financial strength ratings of our primary insurance subsidiaries from A- (excellent) to "B++ (very good)." A.M. Best has not updated its rating of the financial strength rating of our primary insurance subsidiaries since our most recent developments relating to our financial conditions. We expect A.M. Best to further lower our rating in the near future. A.M. Best ratings for the industry currently range from "A++ (Superior)" to "F (In Liquidation)" and some companies are not rated. An "A++" ranking indicates superior overall performance and a strong ability to meet obligations to policyholders over a long period of time. The "B++" rating is assigned to companies which have, on balance,

                         CONSECO, INC. AND SUBSIDIARIES
                              --------------------

very good balance sheet strength, operating performance and business profile, when compared to the standards established by A.M. Best, and have a good ability in A.M.Best's opinion to meet their ongoing obligations to policyholders. The rating reflects A.M. Best's concern that the parent company will not be able to meet its obligations on its 8.5% senior notes. Standard & Poor's has given our insurance subsidiaries a claims paying ability rating of "B+". Rating categories from "BB" to "CCC" are classified as "vulnerable" claims-paying ability ratings, and pluses and minuses show the relative standing within a category. In Standard & Poor's view an insurer rated "B" currently has the capacity to meet its financial commitments but adverse business conditions could lead to insufficient ability to meet financial commitments.

     A.M. Best and Standard & Poor's each reviews its ratings from time to time. As a result of the A.M. Best downgrade, or a decision by Standard and Poor's to downgrade our claims-paying ability, sales of our insurance products could fall and policyholder redemptions and lapses could increase, which could cause a material and adverse impact on our financial results and liquidity. In addition, these ratings decreases could cause defections among our sales force of agents or increases in the commissions we must pay them.

     Should rating agencies continue to downgrade the ratings of our primary insurance subsidiaries, there is a possibility that state insurance departments or regulatory agencies will be prompted to take increasingly stronger actions in connection with mandates to protect the insurance policies of consumers in their jurisdictions. These protective measures would result in greater supervision and control over our insurance subsidiaries' business and financial affairs including, among other possible actions, restrictions on their ability to pay dividends to the parent company.

     Our insurance subsidiaries experienced increased lapse rates on annuity policies during the first six months of 2002. We believe that the diversity of our investment portfolio and the concentration of investments in high-quality, liquid securities provide sufficient liquidity to meet foreseeable cash requirements. Although there is no present need or intent to dispose of such investments, our life insurance subsidiaries could readily liquidate portions of their investments, if such a need arose. In addition, investments could be used to facilitate borrowings under reverse-repurchase agreements or dollar-roll transactions. Such borrowings have been used by the life insurance companies from time to time to increase their return on investments and to improve liquidity. The availability of reverse-repurchase agreements and dollar-roll transactions is dependent on counter parties' willingness to enter into the transactions, and, consequently, no assurance can be given that such transactions will be available in the future.

     Liquidity for finance operations

     Our finance operations require cash to originate finance receivables. Our primary sources of cash are: (i) the collection of receivable balances; (ii) proceeds from the issuance of debt, certificates of deposit and securitizations and sales of loans; and (iii) cash provided by operations. During 2001 and the first six months of 2002, the finance segment significantly slowed the origination of finance receivables. This strategy allowed the finance segment to reduce the amount of cash required for new loan originations, to transfer cash to the parent company and to reduce its outstanding debt.

     The liquidity needs of our finance operations could increase in the event of an extended economic slowdown or recession. Loss of employment, increases in cost-of-living or other adverse economic conditions could impair the ability of our customers to meet their payment obligations. Higher industry levels of repossessed manufactured homes may affect recovery rates and result in decreased cash flows. In addition, in an economic slowdown or recession, our servicing and litigation costs would generally increase. Any sustained period of increased delinquencies, foreclosures, losses or increased costs would have an adverse effect on our liquidity.

     The most significant source of liquidity for our finance operations has been our ability to finance the receivables we originate in the secondary markets through loan securitizations. Under certain securitization structures, we have provided a variety of credit enhancements, which have taken the form of corporate guarantees (although we have not provided such guarantees during 2001 and the first six months of 2002), and have also included bank letters of credit, surety bonds, cash deposits and over-collateralization or other equivalent collateral. When choosing the appropriate structure for a securitization of loans, we analyze the cash flows unique to each transaction, as well as its marketability and projected economic value. The structure of each securitized transaction depends, to a great extent, on conditions in the fixed-income markets at the time the transaction is completed, as well as on cost considerations and the availability and effectiveness of the various enhancement methods.

                         CONSECO, INC. AND SUBSIDIARIES
                              --------------------

     During the first six months of 2002, we completed seven transactions, securitizing $2.3 billion of finance receivables. Such securitizations were generally executed under favorable market conditions although our retained spreads decreased from the fourth quarter of 2001. Adverse changes in the securitization market could impair our ability to originate, purchase and sell loans or other assets on a favorable or timely basis and could have an adverse effect on our liquidity.

    The market for securities backed by receivables is a cost-effective source of funds. Conditions in the credit markets during certain prior periods resulted in less-attractive pricing of certain lower-rated securities typically included in loan securitization transactions. As a result, we chose to hold certain securities rather than sell them to securitization trusts.

     Conditions in the markets for loan securitizations and loan sales change from time to time. Changes in market conditions could affect the interest rate spreads we earn on the loans we originate and the cash provided by our finance operations. We adjust interest rates on our lending products to strive to maintain our targeted spread in the current interest rate environment.

     We believe that our August 9, 2002 announcement regarding the parent company's bond interest and debt holder discussions (see the note to consolidated financial statements entitled "Liquidity Issues" and the section entitled "Liquidity of Conseco (parent company)" in this "Management's Discussion and Analysis of Financial Condition and Results of Operations") may adversely affect the cost at which we can obtain funding in the securitization market and may adversely affect our access to this market. Adverse pricing or diminished access to the securitization market could impair our ability to originate, purchase and sell loans or other assets on a favorable or timely basis. Any such impairment could have a material adverse effect upon our business and results of operations. The securitization market is sensitive to the credit ratings of Conseco Finance in connection with our securitization program. Factors considered by the rating agencies in assigning such ratings include current and anticipated credit enhancement levels, quality of the current and expected servicing, as well as additional factors associated with each distinct asset type. Market participants' concerns with Conseco Finance's limited financial flexibility, as reflected by Conseco Finance's current senior unsecured ratings, may have an adverse effect on the pricing of future securitization transactions. In addition, several securitization transactions have had ratings actions that have either lowered the original ratings or placed on credit watch certain debt classes. These rating actions could have an adverse effect on Conseco Finance's access to the securitization market in the future or the cost of such access. In addition, the securitization market for certain types of assets is relatively undeveloped and may be more susceptible to market fluctuations or other adverse changes than more developed capital markets. Although we have alternative sources of funding, principally warehouse and bank credit facilities as well as loan sales, these alternatives may not be sufficient for us to continue to originate loans.

    At August 14, 2002, we had $1.4 billion of committed master repurchase agreements and other facilities with various banking and investment banking firms for the purpose of financing our consumer and commercial finance loan production. We have an additional $1.5 billion of uncommitted master repurchase agreements which require the approval of the lender prior to advancement of funds. If we are unable to securitize our finance receivables or otherwise sell our receivables, our capacity under these facilities would have to increase for our loan originations to continue. These facilities typically provide financing of a certain percentage of the underlying collateral and are subject to the availability of eligible collateral and, in many cases, the willingness of the banking firms to continue to provide financing. Some of these agreements provide for annual terms which are extended either quarterly or semi-annually by mutual agreement of the parties for an additional annual term based upon receipt of updated quarterly financial information. At June 30, 2002, we had borrowed $1.4 billion under these agreements. The capacity under these agreements has been reduced to $2.9 billion (of which $1.4 billion is committed) at August 14, 2002 from $3.8 billion (of which $1.9 billion was committed) at June 30, 2002. In addition, certain of our banks have recently further restricted our borrowing capacity related to manufactured housing loans within the committed facilities. We are unable to predict whether we will be able to obtain replacement financing when our current facilities expire, and there can be no assurance that financing will be obtainable on favorable terms, if at all. To the extent that we are unable to arrange any third party or other financing, our loan origination activities would be adversely affected, which would have a material adverse effect on our operations, financial results and cash position.

     Absent the waiver, the Company's violation of the debt to capitalization ratio covenant under its bank credit agreements would result in cross-defaults under certain repurchase and other credit facilities utilized by the finance subsidiary to finance loan inventory and daily operations. The repurchase facilities are commonly referred to as warehouse facilities. Pursuant to the resulting events of default under these warehouse facilities, the parties that provide this financing may exercise various remedies, which vary among the facilities and include retaining income generated by the financed loans, effecting a permanent purchase of the

                         CONSECO, INC. AND SUBSIDIARIES
                              --------------------

financed loans, accelerating repayment of outstanding amounts and reducing the size of or terminating the facility. The exercise of these rights by one or more of the providers of these credit facilities would cross-default other credit facilities and would thereupon entitle certain other warehouse lenders to declare an event of default under their respective credit facilities and accelerate their respective indebtedness. The aggregate outstanding balance of these master repurchase agreements and other facilities was $1.4 billion as of June 30, 2002. The finance subsidiary would pursue waivers in the event that a default occurs if Conseco is unsuccessful in extending its waivers of the debt to capitalization ratio covenant. There can be no assurance that we can obtain such waivers and as such any exercise of their rights by these providers would have a material adverse effect on the ability of the finance subsidiary to finance its loan inventory and to originate new loans.

     During the first six months of 2002, Conseco Finance repurchased $46.9 million par value of its senior subordinated notes and medium term notes resulting in an extraordinary gain of $3.9 million (net of income taxes). In March 2002, Conseco Finance completed a tender offer pursuant to which it purchased $75.8 million par value of its senior subordinated notes due June 2002. The purchase price was equal to 100 percent of the principal amount of the notes plus accrued interest. The remaining principal amount outstanding of $34.8 million of the senior subordinated notes after the tender offer and other debt repurchases completed prior to the tender offer was retired at maturity on June 3, 2002.

     In April 2002, Conseco Finance completed a tender offer pursuant to which it purchased $158.5 million par value of its medium term notes due September 2002 and $3.7 million par value of its medium term notes due April 2003. The purchase price was equal to 100 percent of the principal amount of the notes plus accrued interest. In June 2002, Conseco Finance commenced a tender offer for the remaining $8.2 million par value of its medium term notes due September 2002. Pursuant to the tender offer $5.5 million par value of the notes was tendered in July. The purchase price was equal to 101 percent of the principal amount of the notes plus accrued interest. The remaining principal amount outstanding of the medium term notes after giving effect to both tender offers and other debt repurchases completed prior to the tender offers is $2.7 million due September 2002.

     We continually investigate and pursue alternative and supplementary methods to finance our lending operations. In late 1998, we began issuing certificates of deposit through our bank subsidiaries. At June 30, 2002, we had $2.0 billion of such deposits outstanding which are recorded as liabilities related to certificates of deposit. The average annual rate paid on these deposits was 3.8 percent during the first six months of 2002. We use the proceeds from the issuance of the certificates of deposit to fund the origination of certain consumer/credit card finance receivables. To the extent that we are unable to issue certificates of deposit, our loan origination activities would be adversely affected, which would have a material adverse effect on our operations, financial results and cash position.

     Our finance segment generated cash flows from operating activities, as determined in accordance with Statement of Financial Accounting Standards Statement No. 95, "Statement of Cash Flows", of $310.0 million during the first six months of 2002, compared to $196.9 million in the first six months of 2001.

     We have projected that the adverse manufactured housing default experience in 2001 and the first half of 2002 will improve over time beginning in the third quarter of 2002. As a result of these assumptions, we project that payments related to guarantees issued in conjunction with the sales of certain finance receivables will exceed the gross cash flows from the interest-only securities by approximately $55 million during the remainder of 2002 and $65 million in 2003. We project the gross cash flows from the interest-only securities to exceed the payments related to guarantees issued in conjunction with the sales of certain finance receivables by approximately $5 million in 2004 and $15 million in 2005 and by approximately $530 million in all years thereafter. These projected payments are considered in the projected cash flows we use to value our interest-only securities. There can be no assurance that we will have adequate liquidity to make such guarantee payments. We intend to continue to make the required payments related to these guarantees. If we are unable to make the required guarantee payments, bond holders would have the right to terminate the servicing agreements with the Company.

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

                         CONSECO, INC. AND SUBSIDIARIES
                              --------------------

liquidity (i.e., cash and available borrowings, as defined) of at least: (i) $50 million until March 31, 2003; and (ii) $100 million from and after April 1, 2003. However, Conseco Finance no longer must meet a minimum liquidity requirement of $250 million before making interest, principal, dividend or redemption payments to the parent company.

     Liquidity of Conseco (parent company)

     At December 31, 2001, the Company's required debt service payments for 2002 totaled $654 million (as summarized in note 2 to our December 31, 2001 financial statements). Our optional debt service payments (which could be made at the Company's discretion or on the occurrence of certain asset sales) totaled $323 million.

     We expected to have $682 million of cash from operations and completed transactions during 2002 to service our mandatory debt payments. We also anticipated an additional $318 million from transactions planned or in process.

     Developments affecting the Company's December 31, 2001 liquidity plan include the following: (i) payment of optional trust preferred dividends in May and July ($44 million); (ii) decreases in the market value of our AWE venture capital investment from that assumed in our liquidity plan ($18 million); and
(iii) reduced cash flow from our finance operations ($50 million). These adverse developments were somewhat offset by increased cash flow from insurance operations and sales of certain other non-core assets which provided positive cash flow of $45.4 million. During the second quarter of 2002 we completed the sale of Manhattan National Life and a reinsurance contract with another of our insurance subsidiaries, which provided net cash flow to our insurance subsidiaries of $98 million. We have not requested regulatory approval to dividend these proceeds to the parent company.

     On July 12, 2002, A.M. Best downgraded the ratings of our insurance companies. Additionally, as a result of the net loss applicable to common stock for the six months ended June 30, 2002 of $4,380.1 million, including the goodwill impairment and the establishment of a deferred tax valuation reserve, our shareholders' equity has been reduced to $533.0 million. We believe the reduction in the shareholders' equity negatively impacts our A.M. Best ratings prospects and other capital market ratings prospects. The net loss for the second quarter of 2002, including the establishment of the deferred tax valuation reserve, resulted in our not meeting the debt to capitalization ratio covenant in our bank credit agreement and the guarantees of the D&O loans for which we have waivers through September 9, 2002. All of these developments have made it more difficult to obtain regulatory approvals of certain transactions and/or dividend payments from our insurance companies and have contributed to our decision to pursue the restructuring of our capital.

     As discussed in the note to the consolidated financial statements entitled "Liquidity Issues", the Company did not make its August 2002 interest payments on its 6.4 percent senior and guaranteed senior notes due in 2003 and 2004 and
8.75 percent senior and guaranteed senior notes due in 2004 and 2006. The failure to make the interest payments on these notes within the 30-day grace period constitutes a default under the notes. If the Company does not cure the non-payment of interest within 30 days of their occurrence, an event of default will occur which will give the holders of the notes the right to accelerate the maturity of all principal and past due interest, which aggregated $1.1 billion on August 9, 2002. If the maturity of these notes is accelerated, we would be unable to satisfy these obligations.

     The Company is not in compliance with the debt to capitalization ratio we agreed to maintain pursuant to our bank credit agreement and the guarantees of the D&O loans. We have received from the relevant lenders a waiver of the covenant violation effective as of June 30, 2002 through September 9, 2002. The debt to capitalization ratio is defined as: (1) the sum of (i) the principal amount of all of our indebtedness, (ii) accrued, unpaid interest and (iii) accrued, unpaid dividends on Company-obligated mandatorily redeemable preferred securities of subsidiary trusts; divided by (2) our total capitalization, as defined. This ratio must not exceed 0.400 to 1.0 as of June 30, 2002 and 0.375 to 1.0 as of September 30, 2002. The ratio was 0.406 to 1.0 as of June 30, 2002. If we are not able to extend the covenant waiver, the covenant violation gives the lenders the right to declare all borrowings under the credit agreement and guarantees of the D&O loans due and payable. The aggregate balance due under this facility, including unpaid interest, was approximately $1.5 billion on August 9, 2002. If the maturity of the bank debt is accelerated, we would be unable to satisfy these obligations.

     If an uncured event of default occurs with respect to a series of notes, it could result in the acceleration of and immediate maturity of all of our notes and our credit facility and our guarantee of bank loans to current and former directors, officers and key employees to purchase shares of the Company's common stock (the "D&O loans") through cross-acceleration and cross-default provisions contained in the governing instruments. At June 30, 2002, such indebtedness totaled $4.6 billion. We would be unable to satisfy all of our obligations then due and payable under the credit facility, the guarantee related to the D&O loans and the senior notes.

     On August 9, 2002, we announced that, in addition to exercising the 30 day grace period on bond interest payments as described above, we have engaged financial and legal advisors to begin discussions with our debt holders with a goal of restructuring the capital of the parent company. If such negotiations are not successful, we will be unable to satisfy all of our debt obligations.

     We have substantial indebtedness. At June 30, 2002, the par value of our notes payable was $4.0 billion and the par value of Company-obligated mandatorily redeemable preferred securities of subsidiary trusts was $1.9 billion. We have a recent history of net losses. For the first six months of 2002, on a consolidated basis, we had a net loss applicable to common stock of $4,380.l million and interest expense of $741.4 million. For the year ended December 31, 2001, on a consolidated basis we had a net loss applicable to common stock of $418.7 million and interest expense of $1,609.2 million. For the year ended December 31, 2000, on a consolidated basis, we had a net loss applicable to common stock

                         CONSECO, INC. AND SUBSIDIARIES
                              --------------------

of $1,202.2 million and interest expense of $1,453.1 million. Our earnings before fixed charges, preferred stock dividends and distributions on Company-obligated mandatorily redeemable preferred securities of subsidiary trusts were inadequate to cover fixed charges by $657.1 million, $623.1 million and $1,602.4 million for the six months ended June 30, 2002, and the years ended December 31, 2001 and 2000, respectively.

     We are a holding company with no business operations of our own. We depend on our operating subsidiaries for cash to make principal and interest payments on our debt (including payments to subsidiary trusts to be used for distributions on Company-obligated mandatorily redeemable preferred securities), to pay administrative expenses and income taxes. The cash we receive from our subsidiaries consists of fees for services provided, tax sharing payments, dividends and surplus debenture interest and principal payments. A deterioration in any of our significant subsidiaries' financial condition, earnings or cash flows could limit such subsidiary's ability to pay cash dividends or make other payments to us, which in turn, would limit our ability to meet our debt service requirements and satisfy other parent company financial obligations.

     The ability of our insurance subsidiaries to pay dividends is subject to state insurance department regulations. These regulations generally permit dividends to be paid from earned surplus of the insurance company for any 12-month period in amounts equal to the greater of (or in a few states, the lesser of): (i) net gain from operations for the prior year; or (ii) 10 percent of surplus as of the end of the preceding year. Any dividends in excess of these levels require the approval of the director or commissioner of the applicable state insurance department. During the first six months of 2002, our insurance subsidiaries paid dividends to Conseco totaling $240.0 million. There can be no assurance that regulatory authorities will continue to approve dividends from our insurance subsidiaries, if we request such approvals. Given the recent adverse developments concerning the parent company's liquidity, obtaining approval for dividends will become more difficult in the future.

     In the first quarter of 2002, we amended the credit agreement related to our $1.5 billion bank credit facility including the changes described below:

     (i) Financial covenants in the credit agreements require us to maintain various financial ratios and balances. These requirements were relaxed in the amended agreement. In addition, such agreements were amended so that the charge taken to write off goodwill under SFAS 142 is excluded from the various financial ratios and covenants that we are required to meet or maintain. See the note to the consolidated financial statements entitled "Changes in Direct Corporate Obligations" for further information on such ratios and covenants.

     (ii) The manner in which the proceeds from certain asset sales will be used was changed to allow us to make payments on our 2002 obligations prior to making any principal payments under the bank credit agreement. The first $352 million of such proceeds may be retained by the Company and will be available to be used to meet our other debt obligations. The next $313 million will be applied pro rata to the principal payments on the bank credit facility and to a segregated cash account to be held as collateral for our guarantee of certain bank loans to current and former directors, officers and key employees (the "D&O loans"). The next $250 million will be divided equally between the Company and to pay pro rata the principal payments on the bank credit facility and the D&O loans. Proceeds in excess of $915 million and all proceeds during the period December 31, 2003 through March 31, 2004, will be divided as follows: (i) 25 percent to be retained by the Company; and
          (ii) 75 percent to pay pro rata the principal payments on the bank credit facility and the D&O loans. Proceeds received after March 31, 2004, are divided equally between the Company and to pay pro rata the principal payments on the bank credit facility and the D&O loans. No assurance can be provided as to the timing, proceeds, or other terms related to any potential asset sale or financing transaction.

     As further described in the notes to the consolidated financial statements under the caption "Litigation", seven holders of our bank debt have challenged the validity of the amendment to the credit agreement that changes provisions related to mandatory prepayments.

     The $1.5 billion bank credit facility is due December 31, 2003; however, subject to the absence of any default, the Company may further extend its maturity to March 31, 2005, provided that: (i) Conseco pays an extension fee of
3.5 percent of the amount extended; (ii) cumulative principal payments of at least $200 million have been paid by September 30, 2002 and at

                         CONSECO, INC. AND SUBSIDIARIES
                              --------------------

least $500 million by September 30, 2003; and (iii) our interest coverage ratio for the four quarters ended September 30, 2003 is greater than or equal to 2.25 to 1. As described below, the Company has violated a loan covenant which has caused an event of default.

     We agreed to a number of covenants and other provisions that restrict our ability to borrow money and pursue some operating activities without the prior consent of the lenders under the credit agreements. Those provisions restrict our ability to use the proceeds of asset sales. We agreed to meet or maintain various financial ratios and balances. Our ability to meet these financial tests and maintain ratings may be affected by events beyond our control. Our credit agreements also limit our ability to issue additional debt, incur additional contingent obligations, grant liens, dispose of assets, enter into transactions with affiliates, make certain investments, including in existing and new businesses, change our businesses, and modify our outstanding debt and preferred stock. These provisions represent significant restrictions on the manner in which we may operate our business. As more fully described above, at June 30, 2002, we were not in compliance with the debt to capitalization covenant in our bank credit facility. We have received from the relevant lenders a waiver of the covenant violation effective as of June 30, 2002 through September 9, 2002. (See notes entitled "Liquidity Issues" and "Changes in Direct Corporate Obligations".) If we are not able to extend the waiver of the covenant violation, the lenders could declare all outstanding borrowings, accrued interest and fees to be due and payable. If that occurs, we believe we would not have sufficient liquidity to repay our bank indebtedness in full or any of our other debts.

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

     We have taken a number of actions over the past two years to reduce parent company debt and increase the efficiency of our business operations. However, our results for future periods are subject to numerous uncertainties. Our future debt service requirements (including principal maturities) will exceed cash flows available to the parent from the operations of our subsidiaries. We may not be able to improve or sustain positive cash flows from operations. Our liquidity could be significantly affected if improvements do not occur. Failure to generate sufficient cash flows from operations, asset sales or financing transactions to meet all of our long-term debt service requirements would have a material adverse effect on liquidity.

     As further described in the note to the consolidated financial statements entitled "Changes in Direct Corporate Obligations", we completed a debt exchange offer in April 2002.

                         CONSECO, INC. AND SUBSIDIARIES
                              --------------------


     An aggregate of $1,292.6 million in principal amount of notes were tendered by noteholders and accepted by Conseco in the exchange offer. The results by issue are as follows:


                                                           Originally         Tendered for         %
                                                           Outstanding          Exchange       Tendered
                                                           -----------          --------       --------

       8.50% senior notes due 2002..................       $302,299,000       $    991,000         -
       6.40% senior notes due 2003..................        250,000,000         14,936,000          6%
       8.75% senior notes due 2004..................        788,000,000        364,294,000         46%
       6.80% senior notes due 2005..................        250,000,000        150,783,000         60%
       9.00% senior notes due 2006..................        550,000,000        399,200,000         73%
       10.75% senior notes due 2008.................        400,000,000        362,433,000         91%

     The maturities of the direct debt of the parent company including amounts related to the Company-obligated mandatorily redeemable preferred securities of subsidiary trusts at June 30, 2002, (assuming the Company: (i) does not make the optional debt payments required to extend the maturity date of the $1.5 billion bank credit facility; and (ii) does make the optional debt payments required to extend such maturity date and excluding any acceleration of debt payments which would result from the covenant violation and cross-default provisions described above) were as follows (dollars in millions):

                                                                                       (i)                (ii)
                                                                                  Maturity date       Maturity date
                                                                                  not extended          extended
                                                                                  ------------          --------
2002............................................................................      $  226.7          $  420.0
2003............................................................................       1,791.9             598.6
2004............................................................................         463.1             463.1
2005............................................................................          99.2           1,099.2
2006............................................................................         515.1             515.1
Thereafter......................................................................       2,880.6           2,880.6
                                                                                      --------          --------

    Total par value at June 30, 2002............................................      $5,976.6          $5,976.6
                                                                                      ========          ========

     The tables above exclude any amounts related to our guarantees of D&O loans totaling $537.3 million as of June 30, 2002, to approximately 155 current and former directors, officers and key employees. Such D&O loans are due on December 31, 2003. The funds were used by the participants to purchase approximately 18.0 million shares of our common stock in open market or negotiated transactions with independent parties. Such shares are held by the banks as collateral for the loans. In addition, we have provided loans to participants for interest on the bank loans totaling $159.0 million. We have established a non-cash reserve for the exposure we have in connection with such guarantees and interest loans. At June 30, 2002, our reserve for losses on the loan guarantees and the interest loans totaled $560.0 million based upon the value of the collateral and the creditworthiness of the participants. At June 30, 2002, the guaranteed bank loans and interest loans exceeded the value of the collateral held and the reserve for losses by approximately $95 million. If we are required to pay on the guarantees when the bank loans become due on December 31, 2003 or earlier under the default provisions described above, it would have a material adverse impact on our liquidity position.

     The degree of our leverage has had material adverse consequences to us and the holders of our debt, including the following: (i) our ability to obtain additional financing in the future for working capital, capital expenditures or other purposes is impaired; (ii) a substantial portion of our cash flow from operations is required to be dedicated to the payment of interest expense and principal repayment obligations; (iii) higher interest rates will cause the interest expense on our variable rate debt to be higher; (iv) we are more highly leveraged than other companies with which we compete, and this may place us at a competitive disadvantage; (v) our degree of leverage has made us more vulnerable to a downturn in our business or in the general economy; (vi) our degree of leverage has adversely affect the ratings of our insurance company subsidiaries which in turn may adversely affect their competitive position and ability to sell products; and (vii) the ability of our finance operations to finance the receivables we originate in the secondary markets through loan securitizations has been impaired.

     Our cash flow may be affected by a variety of factors, many of which are outside of our control, including insurance and banking regulatory issues, competition, financial markets and other general business conditions. No assurance can be given that we will possess sufficient income and liquidity to meet all of our long-term debt service requirements and other obligations.

                         CONSECO, INC. AND SUBSIDIARIES
                              --------------------

     The ratings assigned to Conseco's senior debt and trust preferred securities are important factors in determining Conseco's ability to access the public capital markets for additional liquidity. Rating agencies have recently downgraded the ratings on our debt and trust preferred securities. On August 2, 2002, the credit rating for our unexchanged senior notes was downgraded two notches to "Caa3" from "Caa1" by Moody's, which said its ratings outlook for us is negative. Moody's employs a system of nine national ratings, ranging from "Aaa" to "C" with modifiers 1, 2 and 3 to indicate the relative strength or weakness within each rating. "Caa" is the seventh best rating out of nine. Moody's believes that our future beyond October 2002 depends on a "radical change in the company's capital structure".

     On August 9, 2002, Standard & Poor's lowered our senior debt rating from "CCC+" to "CC" (to "D" for notes which have upcoming interest payments which are being missed). Standard & Poor's maintains 10 ratings categories, ranging from "AAA" (Extremely strong) to "D" (Defaulted) with pluses and minuses used to indicate relative positions within each category. "CC" is the eighth highest rating out of Standard & Poor's 10 credit ratings and the middle, or second rating within Standard & Poor's third tier of ratings. "D" is the lowest of Standard & Poor's 10 ratings categories. Standard & Poor's assigned our "CC" and "D" ratings after our announcement that we intend to exercise a 30 day grace period on upcoming interest payments and enter into discussions with debt holders on the restructuring of our capital.

     On August 9, 2002, our senior debt ratings were lowered from "CCC" to "C" by Fitch IBCA. Fitch employs a system of 12 national ratings, ranging from "AAA" to "D" with pluses and minuses used to indicate the relative position of a credit within a ratings category. "C" is the ninth best rating out of 12. Fitch indicated in its August 9 press release that our "C" rating indicates "imminent default".

     At August 9, 2002, our trust preferred securities are rated "CC" by Standard & Poor's, "C" by Fitch and "Ca" by Moody's.

     Our current ratings make it impossible for Conseco to issue additional securities in the public markets.

                         CONSECO, INC. AND SUBSIDIARIES
                              --------------------


     INVESTMENTS

     At June 30, 2002, the amortized cost and estimated fair value of actively managed fixed maturities and equity securities were as follows:


                                                                                        Gross         Gross      Estimated
                                                                         Amortized   unrealized    unrealized      fair
                                                                           cost         gains        losses        value
                                                                           ----         -----        ------        -----
                                                                                       (Dollars in millions)
Investment grade:
   Corporate securities................................................   $11,752.0      $210.5        $596.9    $11,365.6
   United States Treasury securities and obligations of
     United States government corporations and agencies................       232.5        12.2            .7        244.0
   States and political subdivisions...................................       350.4         8.9           1.4        357.9
   Debt securities issued by foreign governments.......................        97.6         3.4            .4        100.6
   Mortgage-backed securities .........................................     6,871.2       174.4          16.7      7,028.9
Below-investment grade (primarily corporate securities)................     2,066.6        11.7         383.4      1,694.9
                                                                          ---------      ------        ------    ---------

   Total actively managed fixed maturities.............................   $21,370.3      $421.1        $999.5    $20,791.9
                                                                          =========      ======        ======    =========

Equity securities......................................................   $   233.5      $  5.8        $ 26.3    $   213.0
                                                                          =========      ======        ======    =========


     Concentration of Corporate Securities

     At June 30, 2002, our corporate securities (including below-investment grade) were concentrated in the following industries:

                                                                                     Percent of        Percent of
                                                                                      amortized         estimated
                                                                                        cost           fair value
                                                                                     ----------        ----------
Media and communications.........................................................         13.1%            13.7%
Electric utility.................................................................         11.0             12.3
Bank/savings and loan............................................................         10.6             12.7
Financial institutions...........................................................          8.8             10.2
Energy...........................................................................          8.5             10.2
Insurance .......................................................................          5.1              5.6


     With respect to our corporate securities, no other industry accounted for more than 4.2 percent of amortized cost or 4.9 percent of estimated fair value.

     Below-Investment Grade Securities

     At June 30, 2002, the amortized cost of the Company's fixed maturity securities in below-investment grade securities was $2,066.6 million, or 9.7 percent of the Company's fixed maturity portfolio. The estimated fair value of the below-investment grade portfolio was $1,694.9 million, or 82 percent of the amortized cost. The value of these securities varies based on the credit worthiness of the issuer of the securities. Recently a number of large highly leveraged issuers have defaulted or filed for bankruptcy relief, which decreases the value of our assets. These defaults and filings have a material adverse effect on us.

     Below-investment grade securities have different characteristics than investment grade corporate debt securities. Risk of loss upon default by the borrower is significantly greater with respect to below-investment grade securities than with other corporate debt securities. Below-investment grade securities are generally unsecured and are often subordinated to other creditors of the issuer. Also, issuers of below-investment grade securities usually have higher levels of debt and are more sensitive to adverse economic conditions, such as recession or increasing interest rates, than are investment grade issuers.

                         CONSECO, INC. AND SUBSIDIARIES
                              --------------------

     The Company attempts to reduce the overall risk in the below-investment grade portfolio, as in all investments, through careful credit analysis, strict investment policy guidelines, and diversification by issuer and/or guarantor and by industry.

     Net Investment Losses

     During the first six months of 2002, we recognized net investment losses of $290.8 million, compared to $153.6 million during the comparable period of 2001. The net investment losses during the first six months of 2002 included: (i) $266.4 million of writedowns of fixed maturity investments, equity securities and other invested assets as a result of conditions which caused us to conclude a decline in fair value of the investment was other than temporary; and (ii) $24.4 million of net losses from the sales of investments (primarily fixed maturities) which generated proceeds of $11.5 billion. During the first six months of 2001, we decided to sell several securities to enhance the yield and other characteristics of our portfolio. In accordance with GAAP, we were required to recognize a writedown when it was determined that a loss would occur upon the planned sale of a security. Accordingly, we recorded $125.4 million of investment writedowns during the first six months of 2001 related to the investment restructuring activities and as a result of changes in conditions related to other investments which caused us to conclude that a decline in the fair value of the investments was other than temporary. At June 30, 2002, fixed maturity securities in default as to the payment of principal or interest had an aggregate amortized cost of $178.0 million and a carrying value of $158.8 million.

     During the first six months of 2002, we sold $8.8 billion of fixed maturity investments which resulted in gross investment losses (before income taxes) of $115.5 million. Securities sold at a loss are sold for a number of reasons including: (i) changes in the investment environment; (ii) expectation that the market value could deteriorate further; (iii) desire to reduce our exposure to an issuer or an industry; (iv) changes in credit quality; and (v) our analysis indicates there is a high probability that the security is permanently impaired.

     The following summarizes the investments sold at a loss during the first six months of 2002 which had been continuously in an unrealized position exceeding 20 percent of the amortized cost basis prior to the sale for the period indicated:

                                                                                            At date of sale
                                                                                           ------------------
                                                                              Number of    Amortized    Fair
               Period                                                           issuers      cost       value
               ------                                                           -------      ----       -----
                                                                                          (Dollars in millions)


               Less than 6 months prior to sale.............................        8        $10.2       $4.7

               Greater than or equal to 6 and less than 12 months
                  prior to sale.............................................        2          1.1         .7

               Greater than 12 months
                  prior to sale.............................................        8         40.7       26.6



     Investments with Other-Than-Temporary Losses

     During the six months ended June 30, 2002, we recorded writedowns of fixed maturity investments, equity securities and other invested assets totaling $266.4 million. The following is a brief description of the facts and circumstances that resulted in the other-than-temporary losses:

     During the first six months of 2002, we recorded writedowns totaling $32.2 million related to investments in a large capitalization stock fund, a balanced fund, and a diversified science and technology fund. The events of September 11, 2001 resulted in a decline in the value of most equity securities, including net assets in these funds. Based on the belief that the economy was improving at year-end 2001, combined with the general equity market improvement in late 2001, we concluded that the unrealized loss at December 31, 2001 was temporary. However, the equity markets in the first half of 2002 have suffered significant losses due to a combination of corporate restatements, fears over a double-dip recession, and decreased corporate capital spending. We changed our intent to hold these funds once we concluded that the loss was other-than-temporary. All of our holdings in such funds were sold by August 5, 2002.

                         CONSECO, INC. AND SUBSIDIARIES
                              --------------------

     During the first six months of 2002, we recorded writedowns totaling $28.4 million related to an investment in a telecommunications company that was rated investment grade at the time of purchase and was subsequently downgraded to below-investment grade. The company faced significant financial difficulties and accounting irregularities that resulted in a restatement of its financials. The company subsequently defaulted in July.

     During the first six months of 2002, we recorded writedowns totaling $10.8 million on a fixed maturity investment in an Australian nickel mining company. The construction costs of the processing plant at this start-up nickel project were higher than anticipated. Initially, the project's equity sponsors supported this project through additional equity and cash infusions. However, during the first six months of 2002, the equity sponsors notified bond investors that they were no longer willing to support the project without a restructuring of the company's debt. As a result, our investment analysts believe the decline in market value of this security is other-than-temporary.

     During the first six months of 2002, we recorded writedowns of $8.1 million of fixed maturity investments issued by a copper producer. The financial condition of this company is significantly affected by the price of copper, which has dropped from as high as $0.80 per pound earlier this year to a current low of $0.68. In addition, the company was downgraded by a national rating agency during the first six months of 2002. Despite the fact that the company is still making the coupon payments on this issue, our investment analysts believe that the decline in market value of this security is other-than-temporary. All of our holdings in this company were sold by August 8, 2002.

     During the first six months of 2002, we recorded writedowns totaling $8.8 million related to holdings of investment grade securities in a retail chain that was subsequently downgraded to below-investment grade and defaulted in early 2002. A writedown was taken as of December 31, 2001 based upon the estimated fair value of the investment at that time. Given additional information released since the bankruptcy filing, and the subsequent decrease in the estimated fair value of our investment, an additional writedown was taken.

     During the first six months of 2002, we recorded writedowns totaling $69.2 million related to adjustments to the carrying value of investments in collateralized debt obligations (CDOs). Given the rise in default rates in 2002 above industry and our expectations for both investment grade and high yield bonds and the recent downgrades of CDOs by nationally recognized statistical rating organizations, a revaluation of the carrying value was required per EITF 99-20.

     During the first six months of 2002, we recorded writedowns totaling $7.8 million of an investment in a mezzanine tranche of an aircraft securitization. Lease rates for the underlying aircraft continue to be under pressure due to the depressed state of the U.S. and global aviation industries. While the investment remains current on its interest payments, our investment analysts believe that the decline in market value of this security is other-than-temporary.

     During the first six months of 2002, in addition to the specific securities discussed above, we recorded $101.1 million of writedowns related to various other investments. In accordance with GAAP, we are required to recognize an impairment charge when it is determined that we intend to sell a security with an unrealized loss. We expect to sell securities in conjunction with the planned sale of our variable annuity business and various reinsurance transactions. Accordingly, we recorded $66.7 million of investment writedowns during the first six months of 2002 related to such transactions which caused us to conclude that the decline in the fair value of certain investments was other than temporary. Individually, no other writedowns of a single issuer exceeded $4.4 million.

     Recognition of Losses

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

     Our periodic assessment of whether unrealized losses are "other than temporary" requires significant judgment and uncertainty. Factors considered include: (i) the extent to which market value is less than the cost basis; (ii) the length of time

                         CONSECO, INC. AND SUBSIDIARIES
                              --------------------


that the market value has been less than cost; (iii) whether the unrealized loss is credit-driven or a result of changes in market interest rates; (iv) the near-term prospects for improvement in the issuer and/or its industry; (v) whether the investment is investment-grade and our security analyst's view of the investment's rating; (vi) whether the issuer is current on all payments in accordance with the contractual terms of the investment; and (vii) our ability and intent to hold the investment for a period of time sufficient to allow for any anticipated recovery.

     If a decline in value is determined to be other than temporary and the cost basis of the security is written down to fair value, we review the circumstances which caused us to believe that the decline was other than temporary with respect to other investments in our portfolio. If such circumstances exist with respect to other investments, those investments are also written down to fair value. Future events may occur, or additional or updated information may become available, which may necessitate future realized losses of securities in our portfolio. Significant losses in the carrying value of our investments could have a material adverse effect on our earnings in future periods.

     The following table sets forth the amortized cost and estimated fair value of those actively managed fixed maturities with unrealized losses at June 30, 2002, by contractual maturity. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Most of the mortgage-backed securities shown below provide for periodic payments throughout their lives.

                                                                                                             Estimated
                                                                                            Amortized           fair
                                                                                              cost              value
                                                                                         --------------      -------------
                                                                                                (Dollars in millions)
Due in one year or less...................................................................    $   30.2       $   19.8
Due after one year through five years.....................................................       270.7          252.1
Due after five years through ten years....................................................     1,712.9        1,547.4
Due after ten years.......................................................................     4,689.6        4,082.3
                                                                                              --------       --------

   Subtotal...............................................................................     6,703.4        5,901.6

Mortgage-backed securities (a)............................................................     2,168.2        1,970.5
                                                                                              --------       --------

   Total actively managed fixed maturities ...............................................    $8,871.6       $7,872.1
                                                                                              ========       ========





                         CONSECO, INC. AND SUBSIDIARIES
                              --------------------


--------------------
(a) Includes below-investment grade mortgage-backed securities with an amortized cost and estimated fair value of $106.5 million and $55.0 million, respectively.


     The following summarizes the investments in our portfolio rated below-investment grade or equity-type securities which have been continuously in an unrealized loss position exceeding 20 percent of the cost basis for the period indicated as of June 30, 2002:

                                                   Number           Cost         Unrealized        Estimated
               Period                            of issuers         basis           loss          fair value
               -------                           ----------         -----           ----          ----------
                                                                            (Dollars in millions)

               Less than 6 months(1)                  24            $203.3          $ 72.7         $ 130.6

               Greater than or equal to
                  6 months and less
                  than 12 months(2)                   11             121.8            68.9            52.9

               Greater than 12 months:
               Fixed maturities issued
                  by securitization trusts(3)          1             411.3           246.1           165.2
               All other investments(4)               24             229.0            77.9           151.1
                                                      --           -------          ------          ------

                                                      60            $965.4          $465.6          $499.8
                                                      ==            ======          ======          ======

               -----------------------

               (1) These investments include fixed maturity investments in a telecommunications company with a cost basis of $57.3 million and a fair value of $32.3 million. See "Investments with Unrealized Losses" for additional information.

               (2) These investments include an investment in a merchant energy company that provides energy and risk management products with a cost basis of $100.6 million and a fair value of $39.8 million. See "Investments with Unrealized Losses" for additional information.

               (3) These securities are issued by non-consolidated securitization trusts which hold loans originated and managed by our finance subsidiary. See "Investments with Unrealized Losses" for additional information.

               (4) These investments include: (i) a fixed maturity investment issued by a commercial property and casualty insurance company rated BB+ with a cost basis of $54.6 million and an estimated fair value of $34.7 million; (ii) a fixed maturity investment issued by a regional retail chain rated B+ with an amortized cost basis of $29.9 million and a fair value of $20.8 million; and (iii) a fixed maturity investment issued by a wireless service provider rated B with an amortized cost basis of $26.3 million and an estimated fair value of $13.2 million. See "Investments with Unrealized Losses" for additional information.


     Our investment strategy is to maximize investment income and total investment return through active investment management. Accordingly, we may sell securities at a gain or a loss to enhance the total return of the portfolio as market opportunities change. While we have both the ability and intent to hold securities with unrealized losses until they mature or recover in value, we may sell securities at a loss in the future because of actual or expected changes in our view of the particular investment, its industry, its type or the general investment environment.

     Based on management's current assessment of these securities and other investments with unrealized losses at June 30, 2002, the Company believes the issuers of the securities will continue to meet their obligations (or with respect to equity-type securities, the investment value will recover to its cost basis). The Company has no intent to sell these securities and has the ability to hold them to maturity. The recognition of an other-than-temporary impairment through a charge to earnings may be

                         CONSECO, INC. AND SUBSIDIARIES
                              --------------------

recognized in future periods if management later concludes that the decline in market value below the cost basis is other than temporary.

     Investments with Unrealized Losses

     The following is a brief description of our assessment of the potential other-than-temporary losses related to investments in our below-investment grade portfolio (or equity-type securities) with significant unrealized losses at June 30, 2002 (unrealized losses which exceed $8.5 million and 20 percent of the cost basis of the securities by the same issuer):

     At June 30, 2002, we held securities with an amortized cost basis of $759.2 million and an estimated fair value of $542.5 million which were lower-rated securities issued by the non-consolidated securitization trust that holds loans originated and managed by our finance subsidiary. As described in the note to the consolidated financial statements entitled "Guarantees", these securities are guaranteed by our finance subsidiary and any potential payments related to the guarantees are considered in the projected cash flows we use to determine the value of our interest-only securities. Since cash flows for the guarantee payments are appropriately reflected in the valuation of our interest-only securities, the Company has concluded that no impairment exists with respect to these securities. The Company follows the guidance of EITF 99-20 in determining whether these securities have an other-than-temporary impairment.

     At June 30, 2002, we held fixed maturity investments issued by a merchant energy company rated Ba1/BBB- with an amortized cost basis of $100.6 million and a fair value of $39.8 million. The company's operating results and liquidity have deteriorated due to weakness in the sector and higher working capital demands. Recent and future asset sales will help the company's liquidity position and the company has developed and is implementing a plan to increase liquidity, reduce debt and reduce costs. The company has demonstrated a plan which appears to maintain sufficient liquidity, therefore, we concluded that the unrealized loss at June 30, 2002 was temporary.

     At June 30, 2002, we held fixed maturity investments issued by a telecommunications company rated Ba2/BB with an amortized cost basis of $57.3 million and a fair value of $32.3 million. The Securities and Exchange Commission and the Department of Justice are currently investigating the company for accounting irregularities. While liquidity may become an issue in 2003 if the company is unable to improve its operating results, sell its non-core assets, or achieve executions of existing lines of credit, our investment analysts believe the underlying value of the company's local customer base provides sufficient value to cover the existing debt.

     At June 30, 2002 we held fixed maturity investments issued by a commercial property and casualty insurance company rated Ba2/BB+ with an amortized cost basis of $54.6 million and an estimated fair value of $34.7 million. Our securities analysts believe this issuer currently has sufficient liquidity to cover its debt service through 2005. They believe the underwriting cycle will improve before then (consistent with prior cycles), allowing the issuer to continue to service its debt beyond 2005. In addition, this issuer recently completed the public issuance of equity securities, which further improves its liquidity and demonstrates the ability to access the capital market, if needed, to service its future debt obligations.

     At June 30, 2002, we held fixed maturity investments issued by a wireless service provider rated B3/B with an amortized cost basis of $26.3 million and a fair value of $13.2 million. The company has posted significant improvements in their operating results in the first six months of 2002 and further improvement is expected. The company has substantial liquidity in both cash resources and undrawn capacity on its revolver. Based on the fact that there is no basis on which to conclude that the company has insufficient financial resources to meet its debt obligations when due, we concluded that the unrealized loss at June 30, 2002 was temporary.

     At June 30, 2002, we held fixed maturity investments issued by a regional retail chain rated B2/B+ with an amortized cost basis of $29.9 million, a par amount of $25.2 million and a fair value of $20.8 million. Our investment analysts have observed that this company has improving fundamentals including its liquidity position, leverage and operating performance. This fixed maturity has a long duration and was purchased at a price in excess of par as an investment grade credit. The market value of this security has increased significantly during 2002 (from 70 percent of par at December 31, 2001 to 83 percent of par at July 19, 2002). The Company believes that it will recover its full value from this investment based on the Company's ability and intent to hold to maturity.

                         CONSECO, INC. AND SUBSIDIARIES
                              --------------------


     Mortgage Backed Securities

     At June 30, 2002, fixed maturity investments included $7.5 billion of mortgage-backed securities (or 36 percent of all fixed maturity securities). The yield characteristics of mortgage-backed securities differ from those of traditional fixed-income securities. Interest and principal payments for mortgage-backed securities occur more frequently, often monthly. Mortgage-backed securities are subject to risks associated with variable prepayments. Prepayment rates are influenced by a number of factors that cannot be predicted with certainty, including: the relative sensitivity of the underlying mortgages backing the assets to changes in interest rates; a variety of economic, geographic and other factors; and the repayment priority of the securities in the overall securitization structures.

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

     The following table sets forth the par value, amortized cost and estimated fair value of mortgage-backed securities, summarized by interest rates on the underlying collateral at June 30, 2002:

                                                                                         Par        Amortized    Estimated
                                                                                        value         cost      fair value
                                                                                        -----         ----      ----------
                                                                                             (Dollars in millions)
Below 7 percent.....................................................................    $5,610.2      $5,564.5    $5,665.3
7 percent - 8 percent...............................................................     1,092.2       1,085.7     1,129.3
8 percent - 9 percent...............................................................       165.9         166.8       174.0
9 percent and above.................................................................       746.4         749.1       574.1
                                                                                        --------      --------    --------

       Total mortgage-backed securities (a).........................................    $7,614.7      $7,566.1    $7,542.7
                                                                                        ========      ========    ========

----------------------

(a) Includes below-investment grade mortgage-backed securities with an amortized cost and estimated fair value of $694.9 million and $513.8 million, respectively.

     The amortized cost and estimated fair value of mortgage-backed securities at June 30, 2002, summarized by type of security, were as follows:

                                                                                               Estimated fair value
                                                                                               --------------------
                                                                                                            Percent
                                                                            Amortized                      of fixed
Type                                                                          cost             Amount     maturities
----                                                                          ----             ------     ----------
                                                                               (Dollars in millions)

Pass-throughs and sequential and targeted amortization classes............    $3,822.8        $3,911.2            19%
Planned amortization classes and accretion-directed bonds.................     2,382.1         2,426.6            11
Commercial mortgage-backed securities.....................................       338.4           349.8             2
Subordinated classes and mezzanine tranches...............................     1,010.2           845.3             4
Other.....................................................................        12.6             9.8             -
                                                                              --------        --------            --

       Total mortgage-backed securities (a)...............................    $7,566.1        $7,542.7            36%
                                                                              ========        ========            ==





                         CONSECO, INC. AND SUBSIDIARIES
                              --------------------


----------------------
(a) Includes below-investment grade mortgage-backed securities with an amortized cost and estimated fair value of $694.9 million and $513.8 million, respectively.

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

     Subordinated and mezzanine tranches are classes that provide credit enhancement to the senior tranches. The rating agencies require that this credit enhancement not deteriorate due to prepayments for a period of time, usually five years of complete lockout followed by another period of time where prepayments are shared pro rata with senior tranches. The credit risk of subordinated and mezzanine tranches is derived from owning a small percentage of the mortgage collateral, while bearing a majority of the risk of loss due to property owner defaults. Subordinated bonds can be anything rated "AA" or lower, while typically we do not buy anything lower than "BB". We retained certain lower-rated securities that are senior in payment priority to the interest-only securities from the securitization transactions completed by our finance segment prior to September 8, 1999. These securities are classified as subordinated class and mezzanine tranche type securities and have an amortized cost and estimated fair value of $687.8 million and $511.6 million, respectively, at June 30, 2002.

     Mortgage Loans

     At June 30, 2002, the mortgage loan balance was primarily comprised of commercial loans. Less than one percent of the mortgage loan balance was noncurrent (loans with two or more scheduled payments past due) at June 30, 2002.

     Investment Borrowings

     Our investment borrowings averaged approximately $1,441.0 million during the first six months of 2002, compared with approximately $729.4 million during the same period of 2001 and were collateralized by investment securities with fair values approximately equal to the loan value. The weighted average interest rates on such borrowings were 1.6 percent and 4.6 percent during the first six months of 2002 and 2001, respectively.

                         CONSECO, INC. AND SUBSIDIARIES
                              --------------------


     STATUTORY INFORMATION

     Statutory accounting practices prescribed or permitted by regulatory authorities for the Company's insurance subsidiaries differ from GAAP. The statutory income before net realized capital gains (losses) of our life insurance subsidiaries was $72.9 million and $83.1 million in the first six months of 2002 and 2001, respectively. The Company's life insurance subsidiaries reported the following amounts to regulatory agencies at June 30, 2002, after appropriate eliminations of intercompany accounts among such subsidiaries (dollars in millions):


                  Statutory capital and surplus ..................................     $1,412.2
                  Asset valuation reserve.........................................         85.3
                  Interest maintenance reserve....................................          3.7
                                                                                       --------

                     Total........................................................     $1,501.2
                                                                                       ========


     The statutory capital and surplus shown above included investments in up-stream affiliates, all of which were eliminated in the consolidated financial statements prepared in accordance with GAAP, as follows:

                                                                                          June 30,
                                                                                            2002
                                                                                            ----
                                                                                    (Dollars in millions)
Securitization debt issued by special purpose entities and guaranteed by our finance subsidiary, all of which was purchased by our insurance subsidiaries
   prior to the acquisition of Conseco Finance (a)....................................     $ 71.4
Preferred and common stock of intermediate holding company............................      141.4
Common stock of Conseco (39.8 million shares).........................................        6.8
Other ................................................................................        2.5
                                                                                           ------

      Total...........................................................................     $222.1
                                                                                           ======

--------------------

(a) Total par value, amortized cost and fair value of securities issued by special purpose entities which hold loans originated by our finance subsidiary (including the securities that are not guaranteed by Conseco Finance, and therefore are not considered affiliated investments) were $280.0 million, $276.0 million and $249.0 million, respectively.

     The ability of our insurance subsidiaries to pay dividends is subject to state insurance department regulations. These regulations generally permit dividends to be paid from earned surplus of the insurance company for any 12-month period in amounts equal to the greater of (or in a few states, the lesser of): (i) net gain from operations for the prior year; or (ii) 10 percent of surplus as of the end of the preceding year. Any dividends in excess of these levels require the approval of the director or commissioner of the applicable state insurance department. During the first six months of 2002, our insurance subsidiaries paid dividends to Conseco totaling $240.0 million.

     NEW ACCOUNTING STANDARDS

     See "Cumulative Effect of Accounting Change" and "Recently Issued Accounting Standards" in the notes to consolidated financial statements for a discussion of recently issued accounting standards.

                         CONSECO, INC. AND SUBSIDIARIES
                              --------------------


     FORWARD-LOOKING STATEMENTS

     All statements, trend analyses and other information contained in this report and elsewhere (such as in filings by Conseco with the Securities and Exchange Commission, press releases, presentations by Conseco or its management or oral statements) relative to markets for Conseco's products and trends in Conseco's operations or financial results, as well as other statements including words such as "anticipate," "believe," "plan," "estimate," "expect," "projected," "intend," "may," "will," "would," "contemplate," "possible," "attempts," "seeks," "should," "could," "goal," "target," "on track," "comfortable with," "optimistic" and other similar expressions, constitute forward-looking statements under the Private Securities Litigation Reform Act of 1995. Forward-looking statements are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from the future results, performance or achievements expressed or implied by the forward-looking statements. Assumptions and other important factors that could cause our actual results to differ materially from those anticipated in our forward-looking statements include, among other things: (i) general economic conditions and other factors, including prevailing interest rate levels, stock and credit market performance and health care inflation, which may affect (among other things) Conseco's ability to sell its products, its ability to make loans and access capital resources and the costs associated therewith, the market value of Conseco's investments, the lapse rate and profitability of policies, and the level of defaults and prepayments of loans made by Conseco; (ii) Conseco's ability to achieve anticipated synergies and levels of operational efficiencies, including from our process excellence initiatives; (iii) customer response to new products, distribution channels and marketing initiatives; (iv) mortality, morbidity, usage of health care services and other factors which may affect the profitability of Conseco's insurance products; (v) performance of our investments; (vi) changes in the Federal income tax laws and regulations which may affect the relative tax advantages of some of Conseco's products; (vii) increasing competition in the sale of insurance and annuities and in the finance business; (viii) regulatory changes or actions, including those relating to regulation of financial services affecting (among other things) bank sales and underwriting of insurance products, regulation of the sale, underwriting and pricing of products, and health care regulation affecting health insurance products; (ix) the outcome of Conseco's efforts to sell assets and reduce, refinance or modify indebtedness and the availability and cost of capital in connection with this process; (x) actions by rating agencies and the effects of past or future actions by these agencies on Conseco's business including the impact of recent downgrades; (xi) the ultimate outcome of lawsuits filed against Conseco; (xii) the risk factors or uncertainties listed from time to time in Conseco's filings with the Securities and Exchange Commission; and (xiii) the outcome and timing of the restructuring of our indebtedness. Other factors and assumptions not identified above are also relevant to the forward-looking statements, and if they prove incorrect, could also cause actual results to differ materially from those projected.

                         CONSECO, INC. AND SUBSIDIARIES
                              --------------------


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

     As described in "Liquidity" within "Management's Discussion and Analysis of Financial Condition and Results of Operations", the recent adverse developments concerning the parent company's liquidity have adversely affected certain aspects of our finance and insurance segment operations. While these developments do not change the way we manage market risk, such developments can affect our ability to effectively manage them.

     Our market risks, and the ways we manage them, are summarized in management's discussion and analysis of financial condition and results of operations as of December 31, 2001, included in the Company's Form 10-K for the year ended December 31, 2001. There have been no material changes other than those summarized above in the first six months of 2002 to such risks or our management of such risks.

                         CONSECO, INC. AND SUBSIDIARIES
                              --------------------


PART II - OTHER INFORMATION

     ITEM 1. LITIGATION AND OTHER LEGAL PROCEDINGS.

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

     Conseco Finance was served with various related lawsuits filed in the United States District Court for the District of Minnesota. These lawsuits were generally filed as purported class actions on behalf of persons or entities who purchased common stock or options to purchase common stock of Conseco Finance during alleged class periods that generally run from July 1995 to January 1998. One action (Florida State Board of Admin. v. Green Tree Financial Corp., et. al, Case No. 98-1162) was brought not on behalf of a class, but by the Florida State Board of Administration, which invests and reinvests retirement funds for the benefit of state employees. In addition to Conseco Finance, certain current and former officers and directors of Conseco Finance are named as defendants in one or more of the lawsuits. Conseco Finance and other defendants obtained an order consolidating the lawsuits seeking class action status into two actions, one of which pertains to a purported class of common stockholders (In re Green Tree Financial Corp. Stock Litig., Case No. 97-2666) and the other of which pertains to a purported class of stock option traders (In re Green Tree Financial Corp. Options Litig., Case No. 97-2679). Plaintiffs in the lawsuits assert claims under Sections 10(b) (and Rule 10b-5 promulgated thereunder) and 20(a) of the Securities Exchange Act of 1934. In each case, plaintiffs allege that Conseco Finance and the other defendants violated federal securities laws by, among other things, making false and misleading statements about the current state and future prospects of Conseco Finance (particularly with respect to prepayment assumptions and performance of certain loan portfolios of Conseco Finance) which allegedly rendered Conseco Finance's financial statements false and misleading. On August 24, 1999, the United States District Court for the District of Minnesota issued an order dismissing with prejudice all claims alleged in the lawsuits. The plaintiffs subsequently appealed the decision to the U.S. Court of Appeals for the 8th Circuit. A three judge panel issued an opinion on October 25, 2001, reversing the United States District Court's dismissal order and remanding the actions to the United States District Court. Conseco Finance has moved to dismiss the options lawsuit on the grounds that stock option traders lack standing under the federal securities laws. The motion was argued on May 24, 2002. The motion was denied by order dated July 29, 2002. Pretrial discovery in the options lawsuit was stayed pending disposition of the motion to dismiss but will commence presently. In the other two lawsuits, pretrial discovery commenced in April 2002. The Company believes that the lawsuits are without merit and intends to continue to defend them vigorously. The ultimate outcome of these lawsuits cannot be predicted with certainty.

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

                         CONSECO, INC. AND SUBSIDIARIES
                              --------------------

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

     All of the Conseco, Inc. securities cases were consolidated into one case in the United States District Court for the Southern District of Indiana, captioned: "In Re Conseco, Inc. Securities Litigation", Case number IP00-C585-Y/S (the "securities litigation"). An amended complaint was filed on January 12, 2001, which asserted claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Sections 11, 12(a)(2), and 15 of the Securities Act of 1933, with respect to common stock and various other securities issued by the Company and Conseco Financing Trust VII. The Company filed a motion to dismiss the amended complaint on April 27, 2001. On January 10, 2002, the Company entered into a Memorandum of Understanding (the "MOU") to settle the litigation for $120 million subject to court approval. Under the MOU, as amended on February 12, 2002, $106 million was required to be placed in escrow by March 8, 2002; the remaining $14 million was to be paid in two installments: $6 million by April 1, 2002, and $8 million by October 1, 2002 (all payments with interest from January 25, 2002). The $106 million due on March 8, 2002, was not paid, for reasons set forth in the following paragraph, and the MOU was terminated by the plaintiffs. On April 15, 2002, a new MOU was executed (the "April 15 MOU"). Pursuant to the April 15 MOU, $95 million was funded on April 25, 2002, with the remaining $25 million to await the outcome of the coverage litigation between the Company and certain of its directors' and officers' liability insurance carriers as described in the next paragraph. Court approval of the settlement was received on August 7, 2002.

     We maintained certain directors' and officers' liability insurance that was in force at the time the Indiana securities and derivative litigation (the derivative litigation is described below) was commenced and which, in our view, applies to the claims asserted in that litigation. The insurers denied coverage for those claims, so we commenced a lawsuit against them on June 13, 2001, in Marion County Circuit Court in Indianapolis, Indiana (Conseco, Inc., et al. v. National Union Fire Insurance Company of Pittsburgh, PA, Royal & SunAlliance, Westchester Fire Insurance Company, RLI Insurance Company, Greenwich Insurance Company and Certain Underwriters at Lloyd's of London, Case No. 49C010106CP001467) (the "coverage litigation") seeking, among other things, a judicial declaration that coverage for those claims exists. The primary insurance carrier, National Union Fire Insurance Co. of Pittsburgh, PA, has paid its full $10 million in policy proceeds toward the settlement of the securities litigation; in return, National Union has been released from the coverage litigation. The first excess insurance carrier, Royal & SunAlliance ("Royal"), has paid its full $15 million in policy proceeds toward the settlement, but reserved rights to continue to litigate coverage. The second excess insurance carrier, Westchester Fire Insurance Company, has paid its full $15 million in policy proceeds toward the settlement without a reservation of rights and is being released from the coverage litigation. The third excess insurance carrier, RLI Insurance Company ("RLI"), has paid its full $10 million in policy proceeds toward the settlement, but reserved rights to continue to litigate coverage. The fourth excess insurance carrier, Greenwich Insurance Company ("Greenwich"), has paid its full $25 million in policy proceeds toward the settlement without a reservation of rights and is being released from the coverage litigation. The final excess carrier, Certain Underwriters at Lloyd's of London ("Lloyd's"), refused to pay or to escrow its $25 million in policy proceeds toward the settlement and is continuing to litigate coverage. Under the April 15 MOU, the settlement of the securities litigation will proceed notwithstanding the continuing coverage litigation between the Company, Royal, RLI and Lloyd's. Since the United States District Court for the Southern District of Indiana has approved the settlement of the securities litigation prior to resolution of the coverage litigation, $90 million plus accrued interest is available for distribution to the putative class. The remaining funds, with interest, will be distributed at the conclusion of the coverage litigation (or, in the case of the $25 million at issue in the litigation with Lloyd's, on December 31, 2005, if the litigation with Lloyd's has not been resolved by that date), with such funds coming either from Lloyd's (if the Company prevails in the coverage litigation) or from the Company (if the Company does not prevail). We intend to pursue our coverage rights vigorously. The ultimate outcome cannot be predicted with certainty. The directors' and officers' liability insurance that was in force at the time the litigation commenced provides for coverage of $100 million. In light of that coverage, the Company's best estimate of its exposure in the litigation is $20 million (i.e., the excess of the $100 million in coverage). The Company believes such insurance applies to the claims in the securities litigation. Accordingly, $20 million is our best estimate of a probable loss at June 30, 2002. Although the securities litigation has been settled, not all of the insurance carriers have paid their allocable share of the coverage without any reservation of rights. Of the $100 million in total coverage, $50 million was paid without reservation of rights; $25 million was paid under reservations of rights; and $25 million remains unpaid. We have established an estimated liability of $50 million and claim for recovery of $50 million at June 30, 2002. Such amounts include: (i) $25 million related to the two insurers who paid their portion of the settlement into a fund but reserved their rights to continue to litigate coverage (which litigation is proceeding); and (ii) $25 million related to the

                         CONSECO, INC. AND SUBSIDIARIES
                              --------------------

insurer that has refused to pay. The Company believes that it is probable that the coverage litigation will result in a determination that the insurers who paid under a reservation of rights have no valid rights to recoup the payments they have made, and that the insurer which refused to pay is obligated to do so under its policy. We believe it is probable that the latter insurer will pay its portion of the coverage once such determination is made.

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

     On January 15, 2002, Carmel Fifth, LLC ("Carmel"), an indirect, wholly owned subsidiary of the Company, exercised its rights to require 767 Manager, LLC ("Manager"), an affiliate of Donald J. Trump, to elect within 60 days, either to acquire Carmel's interests in 767 LLC for $499.4 million, or sell its interests in 767 LLC to Carmel for $15.6 million (the "Buy/Sell Right"). Such rights were exercised pursuant to the Limited Liability Company Agreement of 767 LLC. 767 LLC is a Delaware limited liability company that owns the General Motors Building, a 50-story office building in New York, New York. 767 LLC is owned by Carmel and Manager. On February 6, 2002, Mr. Trump commenced a civil action against the Company, Carmel and 767 LLC in New York State Supreme Court, entitled Donald J. Trump v. Conseco, Inc., et al. Plaintiff claims that the Company and Carmel breached an agreement, dated July 3, 2001, to sell Carmel's interests to plaintiff for $295 million on or before September 15, 2001 (the "July 3rd Agreement"). Specifically, plaintiff claims that the Company and Carmel improperly refused to accept a reasonable guaranty of plaintiff's payment obligations, refused to complete the sale of Carmel's interest before the September 15, 2001 deadline, repudiated an oral promise to extend the September 15 deadline indefinitely and repudiated the July 3rd Agreement by exercising Carmel's Buy/Sell Right. Plaintiff asserts claims for breach of contract, breach of the implied covenant of good faith and fair dealing, promissory estoppel, unjust enrichment and breach of fiduciary duty. Plaintiff is seeking compensatory and punitive damages of approximately $1 billion and declaratory and injunctive relief blocking Carmel's Buy/Sell Right. On March 25, 2002, Carmel filed a Demand for Arbitration and Petition and Statement of Claim with the American Arbitration Association ("AAA") to have the issues relating to the Buy/Sell Right resolved by arbitration. Manager and Mr. Trump requested the New York State Supreme Court to stay that arbitration, but the

                         CONSECO, INC. AND SUBSIDIARIES
                              --------------------

Court denied Manager's and Trump's request on May 2, 2002, allowing the arbitration to proceed. In addition, Conseco and Carmel filed a Motion to Dismiss Mr. Trump's lawsuit on March 25, 2002. The Company believes that Mr. Trump's lawsuit is without merit and intends to defend it vigorously.

    On June 24, 2002, the heirs of a former officer, Lawrence Inlow, commenced an action against the Company, Conseco Services, LLC, and two former officers in the Boone Circuit Court (Inlow et al. v. Conseco, Inc., et al., Cause No. 06C01-0206-CT-244). The heirs assert that unvested options to purchase 756,248 shares of our common stock should have been vested at Mr. Inlow's death. The heirs further claim that if such options had been vested, they would have been exercised, and that the resulting shares of common stock would have been sold for a gain of approximately $30 million based upon a stock price of $58.125 per share, the highest stock price during the alleged exercise period of the options. We believe the heirs' claims are without merit and will defend the action vigorously.

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

    The Company has been notified that the staff of the U.S. Securities and Exchange Commission has obtained a formal order of investigation in connection with an inquiry that relates to events in and before the spring of 2000, including the Company's accounting for its interest-only securities and servicing rights. These issues were among those addressed in the Company's write-down and restatement in the spring of 2000, and were the subject of shareholder class action litigation, which has been recently settled. The Company is cooperating with the SEC staff in this matter.

    In addition, the Company and its subsidiaries are involved on an ongoing basis in other lawsuits (including purported class actions) related to their operations. These actions include one action brought by the Texas Attorney General regarding long term care policies, two purported nationwide class actions involving claims related to "vanishing premiums," and two purported nationwide class actions involving claims related to "modal premiums" (the alleged imposition and collection of insurance premium surcharges in excess of stated annual premiums). The ultimate outcome of all of these other legal matters pending against the Company or its subsidiaries cannot be predicted, and, although such lawsuits are not expected to individually have a material adverse effect on the Company, such lawsuits could have, in the aggregate, a material adverse effect on the Company's consolidated financial condition, cash flows or results of operations.

                         CONSECO, INC. AND SUBSIDIARIES
                              --------------------


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

     See "Changes in Direct Corporate Obligations" in the "Notes to Consolidated Financial Statements" for a description of an April 2002 exchange offer by Conseco.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     At the Company's annual meeting on June 13, 2002, the shareholders elected John M. Mutz, Robert S. Nickoloff and Gary C. Wendt to serve as directors for terms ending in 2005. Directors whose class was not up for election and whose term of office continued after the meeting are Julio A. Barea, Carol Bellamy, Lawrence M. Coss, Thomas M. Hagerty, David V. Harkins, M. Phil Hathaway and Samme Thompson. William J. Shea was added to the Board of Directors on July 26, 2002. The results of the voting were as follows (there were no broker non-votes):

                            John M.                   Robert S.                  Gary C.
                             Mutz                     Nickoloff                   Wendt
                             ----                     ---------                   -----
For                       315,597,296                315,634,261               298,318,117
Withheld                    5,566,239                  5,529,274                22,845,418


     At the annual meeting, the shareholders also defeated a shareholder proposal regarding subprime lending (there were 12,165,749 shares voted for the proposal, 151,999,959 shares voted against the proposal, 9,031,982 abstentions and 147,965,845 broker non-votes).

     The shareholders also defeated a shareholder proposal regarding performance-based stock options (there were 37,120,206 shares votes for the proposal, 128,377,637 shares voted against the proposal, 7,699,850 abstentions and 147,965,842 broker non-votes).

                         CONSECO, INC. AND SUBSIDIARIES
                              --------------------

     The third shareholder proposal presented at the annual meeting concerned independent directors. There were 35,412,356 shares voted for the proposal, 129,715,151 shares voted against the proposal, 8,070,172 abstentions and 147,965,856 broker non-votes.

                         CONSECO, INC. AND SUBSIDIARIES
                              --------------------


   ITEM 5. OTHER INFORMATION.

   None.

   ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

    a) Exhibits.

               4.31.15 Five-Year Credit Agreement, dated as of September 25, 1998, among Conseco, Inc., Bank of America National Trust and Savings Association, as Agent, First Union National Bank and JPMorgan Chase Bank, as Syndication Agents, Morgan Guaranty Company of New York, as Documentation Agent, and the other financial institutions party thereto incorporated by reference to
                         Exhibit 4.11 to Amendment No. 1 to Conseco, Inc.'s Registration Statement on Form S-4 (No. 333-89802), dated July 25, 2002.

               4.32.1 First Senior Supplemental Indenture, dated as of April 24, 2002 to Second Senior Indenture for the 10.75% Guaranteed Senior Notes dated as of April 24, 2002 between Conseco, Inc., CIHC, Incorporated and State Street Bank and Trust Company incorporated by reference to Exhibit 4.1 to Conseco, Inc.'s Registration Statement on Form S-4 (No. 333-89802), dated June 5, 2002.

               4.32.2 Second Senior Indenture, dated as of April 24, 2002 for 10.75% Guaranteed Senior Notes, between Conseco, Inc., CIHC, Incorporated and State Street Bank and Trust Company incorporated by reference to Exhibit 4.2 to Conseco, Inc.'s Registration Statement on Form S-4 (No. 333-89802), dated June 5, 2002.

               4.32.3 First Senior Indenture, dated as of April 24, 2002 among Conseco, Inc., CIHC, Incorporated and State Street Bank and Trust Company incorporated by reference to Exhibit 4.3 to Conseco, Inc.'s Registration Statement on Form S-4 (No. 333-89802), dated June 5, 2002.

               4.32.4 Terms Resolution, dated as of April 24, 2002 with respect to the 6.4% Guaranteed Senior Notes, due February 10, 2004 incorporated by reference to Exhibit
                         4.4 to Conseco, Inc.'s Registration Statement on Form S-4 (No. 333-89802), dated June 5, 2002.

               4.32.5 Terms Resolution, dated as of April 24, 2002 with respect to the 8.5% Guaranteed Senior Notes due October 15, 2003 incorporated by reference to Exhibit 4.5 to Conseco, Inc.'s Registration Statement on Form S-4 (No. 333-89802), dated June 5, 2002.

               4.32.6 Terms Resolution, dated as of April 24, 2002 with respect to the 6.8% Guaranteed Senior Notes due June 15, 2007 incorporated by reference to Exhibit 4.6 to Conseco, Inc.'s Registration Statement on Form S-4 (No. 333-89802), dated June 5, 2002.

               4.32.7 Terms Resolution, dated as of April 24, 2002 with respect to the 9% Guaranteed Senior Notes due April 15, 2008 incorporated by reference to Exhibit 4.7 to Conseco, Inc.'s Registration Statement on Form S-4 (No. 333-89802), dated June 5, 2002.

               4.32.8 Terms Resolution, dated as of April 24, 2002 with respect to the 8.75% Guaranteed Senior Notes due August 9, 2006 incorporated by reference to Exhibit 4.8 to Conseco, Inc.'s Registration Statement on Form S-4 (No. 333-89802), dated June 5, 2002.

               4.32.9 Registration Rights Agreement, dated as of April 24, 2002 among Conseco, Inc., CIHC, Incorporated and Banc of America Securities LLC, J.P. Morgan Securities Inc. and Lehman Brothers Inc., as Dealer Managers incorporated by reference to Exhibit 4.9 to Conseco, Inc.'s Registration Statement on Form S-4 (No. 333-89802), dated June 5, 2002.

               10.1.27 Amendment to Employment and Restricted Stock Agreements by and between Gary C. Wendt and Conseco, Inc., dated as of June 26, 2002.

                         CONSECO, INC. AND SUBSIDIARIES
                              --------------------


               12.1 Computation of Ratio of Earnings to Fixed Charges, Preferred Dividends and Distributions on
                         Company-obligated Mandatorily Redeemable Preferred Securities of Subsidiary Trusts.

               99.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

               99.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

    b) Reports on Form 8-K.

             None.

                         CONSECO, INC. AND SUBSIDIARIES
                              --------------------





                                    SIGNATURE

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                     CONSECO, INC.


Dated: August 14, 2002               By:  /s/ William J. Shea
                                     ---------------------------------------
                                     William J. Shea, President, Chief Operating
                                     Officer and Acting Chief Financial Officer
                                     (authorized officer and principal
                                     financial officer)