Form 10-Q
period 2002-09-30
CONSECO INC
filed 2002-11-19
CIK 719241

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

    [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended September 30, 2002

    [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from       to
                                              ------    -------

                          Commission File Number 1-9250


                                  Conseco, Inc.

               Indiana                             No. 35-1468632
      ------------------------             ------------------------------
       State of Incorporation              IRS Employer Identification No.


    11825 N. Pennsylvania Street
       Carmel, Indiana  46032                       (317) 817-6100
 -----------------------------------                --------------
Address of principal executive offices                 Telephone


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [X] No [ ]


     Shares of common stock outstanding as of November 11, 2002: 346,007,133

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                         CONSECO, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                              (Dollars in millions)

                                     ASSETS


                                                                                                  September 30,  December 31,
                                                                                                      2002           2001
                                                                                                      ----           ----
                                                                                                   (unaudited)
Investments:
   Actively managed fixed maturities at fair value (amortized cost: 2002 - $19,481.6;
     2001 - $22,422.8)..........................................................................    $19,785.4    $21,818.5
   Retained interests in securitization trusts at fair value (amortized cost:  2002 - $526.0;
     2001 - $876.1).............................................................................        526.0        710.1
   Equity securities at fair value (cost: 2002 - $156.2; 2001 - $257.3).........................        139.1        227.0
   Mortgage loans...............................................................................      1,281.3      1,228.0
   Policy loans.................................................................................        538.8        635.8
   Venture capital investment in AT&T Wireless Services, Inc. (cost: 2002 - $14.2; 2001- $39.0).         17.7        155.3
   Other invested assets .......................................................................        337.9        292.4
                                                                                                   ----------  -----------

       Total investments........................................................................     22,626.2     25,067.1

Cash and cash equivalents:
   Held by the parent company...................................................................        109.4        152.2
   Held by the parent company in segregated accounts............................................          -           54.7
   Held by subsidiaries.........................................................................      1,498.8      2,853.9
Accrued investment income.......................................................................        653.7        688.6
Finance receivables.............................................................................      2,572.3      3,810.7
Finance receivables - securitized...............................................................     13,947.7     14,198.5
Cost of policies purchased......................................................................      1,220.9      1,657.8
Cost of policies produced.......................................................................      2,050.5      2,570.2
Reinsurance receivables.........................................................................        957.3        663.0
Income tax assets...............................................................................         79.8        678.1
Goodwill........................................................................................        100.0      3,695.4
Assets held in separate accounts and investment trust ..........................................        704.7      2,376.3
Cash held in segregated accounts for investors..................................................        432.4        550.2
Cash held in segregated accounts related to servicing agreements and securitization
   transactions.................................................................................      1,197.2        994.6
Assets of discontinued operations...............................................................      2,542.5           -
Other assets....................................................................................      1,592.2      1,420.9
                                                                                                  -----------  -----------

       Total assets.............................................................................    $52,285.6    $61,432.2
                                                                                                    =========    =========



                            (continued on next page)




                   The accompanying notes are an integral part
                    of the consolidated financial statements.

                         CONSECO, INC. AND SUBSIDIARIES

                              (Dollars in millions)

                 LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)


                                                                                               September 30,   December 31,
                                                                                                   2002            2001
                                                                                                   ----            ----
                                                                                                (unaudited)
Liabilities:
   Liabilities for insurance and asset accumulation products:
     Interest-sensitive products..............................................................    $13,944.6      $15,787.7
     Traditional products.....................................................................      7,826.0        8,172.8
     Claims payable and other policyholder funds..............................................        933.9        1,005.5
     Liabilities related to separate accounts and investment trust............................        704.7        2,376.3
     Liabilities related to certificates of deposit...........................................      2,124.1        1,790.3
   Investor payables..........................................................................        432.4          550.2
   Guarantee liability related to interests in securitization trusts held by others...........        198.6           39.9
   Other liabilities..........................................................................      1,977.2        1,699.3
   Liabilities of discontinued operations.....................................................      2,458.8           -
   Investment borrowings......................................................................        843.1        2,242.7
   Notes payable:
     Direct corporate obligations.............................................................      4,016.7        4,087.6
     Direct finance obligations:
       Master repurchase agreements...........................................................        465.8        1,670.8
       Credit facility collateralized by retained interests in securitizations................        512.3          507.3
       Other borrowings.......................................................................         76.4          349.8
     Related to securitized finance receivables structured as collateralized borrowings.......     14,662.9       14,484.5
                                                                                                  ---------      ---------

         Total liabilities....................................................................     51,177.5       54,764.7
                                                                                                  ---------      ---------

Minority interest:
   Company-obligated mandatorily redeemable preferred securities of subsidiary trusts.........      1,919.9        1,914.5

Shareholders' equity (deficit):
   Preferred stock............................................................................        501.7          499.6
   Common stock and additional paid-in capital (no par value, 1,000,000,000 shares
     authorized, shares issued and outstanding: 2002 - 346,007,133; 2001 - 344,743,196).......      3,497.3        3,484.3
   Accumulated other comprehensive income (loss)..............................................        130.4         (439.0)
   Retained earnings (deficit)................................................................     (4,941.2)       1,208.1
                                                                                                 ----------     ----------

         Total shareholders' equity (deficit).................................................       (811.8)       4,753.0
                                                                                                -----------     ----------


         Total liabilities and shareholders' equity (deficit).................................    $52,285.6      $61,432.2
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

                         CONSECO, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF OPERATIONS
                  (Dollars in millions, except per share data)
                                   (unaudited)

                                                                                       Three months ended        Nine months ended
                                                                                          September 30,              September 30,
                                                                                       --------------------      -------------------
                                                                                        2002           2001      2002        2001
                                                                                        ----           ----      ----        ----
Revenues:
   Insurance policy income..........................................................    $  902.6   $   986.7    $2,726.2   $3,005.5
   Net investment income:
     Insurance and fee-based segment general account assets.........................       371.4       429.9     1,163.2    1,290.3
     Finance segment assets.........................................................       533.3       582.1     1,647.2    1,698.9
     Equity-indexed and separate account products...................................       (32.6)      (29.7)     (106.3)     (87.7)
     Venture capital loss related to investment in AT&T Wireless Services, Inc......        (6.6)      (87.4)     (106.6)     (84.0)
     Other..........................................................................         3.7         2.4         9.4       20.0
   Gain (loss) on sale of finance receivables.......................................       (31.3)        6.0       (13.9)      21.6
   Gain on sale of interest in riverboat............................................         -           -           -        192.4
   Net realized investment losses ..................................................      (271.7)     (156.6)     (524.9)    (302.7)
   Impairment charge related to retained interests in securitization transactions...      (701.3)     (345.2)     (701.3)    (386.9)
   Fee revenue and other income.....................................................        85.5       105.0       257.3      333.8
                                                                                        --------   ---------    --------   --------

       Total revenues...............................................................       853.0     1,493.2     4,350.3    5,701.2
                                                                                        --------   ---------    --------   --------

Benefits and expenses:
   Insurance policy benefits........................................................       883.4       893.8     2,469.9    2,685.7
   Provision for losses.............................................................       286.5       193.8       735.2      420.5
   Interest expense.................................................................       372.5       396.8     1,113.1    1,221.0
   Amortization.....................................................................       200.2       207.4       635.2      610.8
   Other operating costs and expenses...............................................       348.1       338.8       963.2    1,024.4
   Goodwill impairment..............................................................       500.0         -         500.0        -
   Special charges..................................................................        88.2        14.7       213.0       70.5
                                                                                        --------   ---------    --------   --------

       Total benefits and expenses..................................................     2,678.9     2,045.3     6,629.6    6,032.9
                                                                                        --------   ---------    --------   --------

       Loss before income taxes, minority interest, discontinued operations,
          extraordinary gain (loss) and cumulative effect of accounting change......    (1,825.9)     (552.1)   (2,279.3)    (331.7)

Income tax expense (benefit):
       Tax benefit on period income.................................................      (487.8)     (182.3)     (640.3)     (91.5)
       Valuation allowance for deferred tax assets..................................       311.4         -       1,314.4         -
                                                                                        --------   ---------    --------   --------

       Loss before minority interest, discontinued operations, extraordinary
         gain (loss) and cumulative effect of accounting change.....................    (1,649.5)     (369.8)   (2,953.4)    (240.2)

Minority interest:
   Distributions on Company-obligated mandatorily redeemable preferred securities
      of subsidiary trusts, net of income taxes.....................................        29.2        29.1        87.6       90.4
                                                                                        --------   ---------    --------   --------

       Loss before discontinued operations, extraordinary gain (loss) and cumulative
         effect of accounting change................................................    (1,678.7)     (398.9)   (3,041.0)    (330.6)

Discontinued operations.............................................................       (90.3)       (9.3)     (162.1)     (14.5)
Extraordinary gain (loss) on extinguishment of debt, net of income taxes............         -            .7         5.1       (4.0)
Cumulative effect of accounting change for goodwill impairment......................         -           -      (2,949.2)       -
                                                                                        --------   ---------    --------   --------

       Net loss.....................................................................    (1,769.0)     (407.5)   (6,147.2)    (349.1)

Preferred stock dividends...........................................................          .2         3.1         2.1       11.6
                                                                                        ---------  ---------    --------   --------

       Net loss applicable to common stock..........................................   $(1,769.2)    $(410.6)  $(6,149.3)   $(360.7)
                                                                                       =========     =======   =========    =======

                                   (continued)
                   The accompanying notes are an integral part
                    of the consolidated financial statements.

                         CONSECO, INC. AND SUBSIDIARIES

                  (Dollars in millions, except per share data)
                                   (unaudited)



                                                                                 Three months ended           Nine months ended
                                                                                    September 30,               September 30,
                                                                                 -------------------         ------------------
                                                                                  2002          2001         2002          2001
                                                                                  ----          ----         ----          ----
Loss per common share:
   Basic:
     Weighted average shares outstanding...................................   346,008,000    340,276,000  345,741,000  336,395,000
                                                                              ===========    ===========  ===========  ===========
     Loss before discontinued operations, extraordinary gain (loss)
       and cumulative effect  of accounting change.........................        $(4.85)       $(1.18)      $ (8.80)      $(1.02)
     Discontinued operations...............................................          (.26)         (.03)         (.47)        (.04)
     Extraordinary gain (loss) on extinguishment of debt...................          -             -              .01         (.01)
     Cumulative effect of accounting change................................          -             -            (8.53)        -
                                                                                   ------        ------       -------       ------

         Net loss..........................................................        $(5.11)       $(1.21)      $(17.79)      $(1.07)
                                                                                   ======        ======       =======       ======

   Diluted:
     Weighted average shares outstanding...................................   346,008,000    340,276,000  345,741,000  336,395,000
                                                                              ===========    ===========  ===========  ===========
     Loss before discontinued operations, extraordinary gain (loss)
         and cumulative effect of accounting change........................        $(4.85)       $(1.18)       $(8.80)      $(1.02)
     Discontinued operations...............................................          (.26)         (.03)         (.47)        (.04)
     Extraordinary gain (loss) on extinguishment of debt...................          -             -              .01         (.01)
     Cumulative effect of accounting change................................          -             -            (8.53)        -
                                                                                   ------        ------        ------       ------

         Net loss..........................................................        $(5.11)       $(1.21)      $(17.79)      $(1.07)
                                                                                   ======        ======       =======       ======


























                   The accompanying notes are an integral part
                    of the consolidated financial statements.

                         CONSECO, INC. AND SUBSIDIARIES

            CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)
                              (Dollars in millions)
                                   (unaudited)


                                                                               Common stock     Accumulated other    Retained
                                                                   Preferred  and additional      comprehensive      earnings
                                                          Total      stock    paid-in capital     income (loss)      (deficit)
                                                          -----      -----    ---------------     -------------       -------
Balance, January 1, 2002.............................    $4,753.0     $499.6      $3,484.3           $(439.0)       $ 1,208.1

   Comprehensive loss, net of tax:
     Net loss........................................    (6,147.2)        -             -                 -          (6,147.2)
     Change in unrealized appreciation
       (depreciation) of investments (net of
       applicable income tax expense of $324.0)......       569.4         -             -              569.4               -
                                                         --------

         Total comprehensive loss....................    (5,577.8)

   Change in shares for stock options and for
     employee benefit plans..........................        13.0         -           13.0                -                -
   Payment-in-kind dividends on convertible
     preferred stock.................................         2.1        2.1            -                 -                -
   Dividends on preferred stock......................        (2.1)        -             -                 -              (2.1)
                                                         --------     ------      --------           -------       ----------

Balance, September 30, 2002..........................    $ (811.8)    $501.7      $3,497.3           $ 130.4        $(4,941.2)
                                                         ========     ======      ========           =======        =========

Balance, January 1, 2001.............................    $4,374.4     $486.8      $2,911.8           $(651.0)       $ 1,626.8

   Comprehensive income, net of tax:
     Net loss........................................      (349.1)        -             -                 -            (349.1)
     Change in unrealized depreciation of
       investments (net of applicable income tax
       expense of $200.0)............................       350.6         -             -              350.6               -
                                                         --------

         Total comprehensive income..................         1.5

   Issuance of shares pursuant to stock purchase
     contracts related to FELINE PRIDES..............       496.6         -          496.6                -                -
   Issuance of shares pursuant to acquisition of
     ExlServices.com, Inc............................        52.6         -           52.6                -                -
   Issuance of shares for stock options and for
     employee benefit plans..........................        20.5         -           20.5                -                -
   Payment-in-kind dividends on convertible
     preferred stock.................................        11.6       11.6            -                 -                -
   Dividends on preferred stock......................       (11.6)        -             -                 -             (11.6)
                                                         --------     ------      --------           -------        ---------

Balance, September 30, 2001..........................    $4,945.6     $498.4      $3,481.5           $(300.4)       $ 1,266.1
                                                         ========     ======      ========           =======        =========








                   The accompanying notes are an integral part
                    of the consolidated financial statements.

                         CONSECO, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                              (Dollars in millions)
                                   (unaudited)


                                                                                                            Nine months ended
                                                                                                              September 30,
                                                                                                          --------------------
                                                                                                          2002            2001
                                                                                                          ----            ----
Cash flows from operating activities:
   Insurance policy income.......................................................................     $ 2,313.1       $ 2,646.1
   Net investment income.........................................................................       2,723.6         2,906.9
   Fee revenue and other income..................................................................         236.6           300.9
   Insurance policy benefits.....................................................................      (1,810.4)       (2,060.1)
   Interest expense..............................................................................      (1,013.1)       (1,184.5)
   Policy acquisition costs......................................................................        (391.4)         (515.6)
   Special charges...............................................................................         (46.7)          (21.1)
   Other operating costs.........................................................................      (1,143.9)       (1,129.8)
   Taxes.........................................................................................        (130.4)          (97.6)
                                                                                                      ---------       ---------

     Net cash provided by operating activities...................................................         737.4           845.2
                                                                                                      ---------       ---------

Cash flows from investing activities:
   Sales of investments..........................................................................      15,592.4        15,185.1
   Maturities and redemptions of investments.....................................................       1,143.9           941.3
   Purchases of investments......................................................................     (15,771.7)      (15,998.2)
   Cash received from the sale of finance receivables, net of expenses...........................       1,450.6           787.4
   Principal payments received on finance receivables............................................       6,196.6         6,315.2
   Finance receivables originated................................................................      (6,401.8)       (9,268.0)
   Other.........................................................................................        (139.2)         (128.4)
                                                                                                      ---------       ---------

     Net cash provided (used) by investing activities ...........................................       2,070.8        (2,165.6)
                                                                                                      ---------       ---------

Cash flows from financing activities:
   Amounts received for deposit products.........................................................       3,465.0         3,296.1
   Withdrawals from deposit products.............................................................      (4,228.6)       (3,419.2)
   Issuance of notes payable.....................................................................       6,034.3         9,015.0
   Payments on notes payable.....................................................................      (7,918.0)       (8,228.6)
   Ceding commission received on reinsurance transaction.........................................          83.0             -
   Change in cash held in restricted accounts for settlement of borrowings.......................        (210.7)          (81.9)
   Investment borrowings.........................................................................      (1,399.6)          709.0
   Issuance of common and convertible preferred shares...........................................           -               4.1
   Dividends on preferred shares and distributions on Company-obligated
     mandatorily redeemable preferred securities of subsidiary trusts............................         (86.2)          (95.0)
                                                                                                      ---------       ---------

       Net cash provided (used) by financing activities..........................................      (4,260.8)        1,199.5
                                                                                                      ---------       ---------

       Net decrease in cash and cash equivalents.................................................      (1,452.6)         (120.9)

Cash and cash equivalents, beginning of period...................................................       3,060.8         1,663.6
                                                                                                     ----------       ---------

Cash and cash equivalents, end of period.........................................................    $  1,608.2       $ 1,542.7
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

     Conseco is a financial services holding company with subsidiaries operating throughout the United States. Our insurance subsidiaries develop, market and administer supplemental health insurance, annuity, individual life insurance and other insurance products. Conseco Finance Corp. ("Conseco Finance"), a wholly owned subsidiary of Conseco, originates, sells and services manufactured housing, home equity, home improvement, retail credit, consumer finance and floorplan loans.

     During the third quarter of 2002, Conseco entered into an agreement to sell Conseco Variable Insurance Company ("CVIC"), its wholly-owned subsidiary and the primary writer of its variable annuity products. The sale was completed in October 2002. The operating results of CVIC have been reported as discontinued operations in all periods presented in the accompanying consolidated statement of operations. For the purpose of our September 30, 2002 consolidated balance sheet, the assets and liabilities of CVIC are each combined and presented separately in the consolidated balance sheet. See the note to the consolidated financial statements entitled "Discontinued Operations."

     During 2001, we began the process of non-renewing our major medical lines of business. These lines of business are referred to herein as the "major medical business in run-off."

     EVENTS OF DEFAULT AND LIQUIDITY ISSUES

     As we announced on August 9, 2002, Conseco did not make its August 2002 interest payments on its 6.4% senior notes due 2003, 6.4% guaranteed senior notes due 2004, 8.75% senior notes due 2004, and 8.75% guaranteed senior notes due 2005. Since the August 9, 2002 announcement, Conseco has not made any interest or principal payments on any of its direct corporate obligations, nor has Conseco made any distributions on its Company-obligated mandatorily redeemable preferred securities of subsidiary trusts. The failure to make the interest payments on these notes within the 30-day grace period constituted an event of default under the notes which gave the holders of the notes the right to accelerate the maturity of all principal and past due interest. We did not pay the $224.9 million of principal (plus accrued interest) that was due on October 15, 2002 under the terms of the 8.5% notes due October 15, 2002. Conseco's default with respect to the payment of principal on these notes also resulted in defaults under approximately $4.0 billion principal amount of debt obligations, approximately $481.3 million principal amount of bank loans to current and former directors, officers and key employees (the "D&O loans") which Conseco has guaranteed (as further described in the note to our consolidated financial statements entitled "Guarantees") and approximately $1.9 billion of trust preferred securities through cross-default provisions contained in the respective governing instruments. If the holders of such indebtedness or preferred securities exercised their rights to accelerate the maturity of all principal and interest due, we would be unable to satisfy these obligations.

     The Company is not in compliance with certain covenants under its bank credit agreement and the guarantees of the D&O loans. Although Conseco received a waiver of the covenant violations from the relevant lenders, the waiver, as extended, expired on October 17, 2002. Conseco has obtained forbearance agreements from the relevant lenders, pursuant to which the lenders have agreed to temporarily refrain from exercising default-related remedies with respect to certain specified events of default under the bank credit agreement and the guarantees of the D&O loans. These forbearance agreements expire on November 27, 2002, and are subject to various conditions. The Company is currently in negotiations with the relevant lenders to extend the expiration date of these forbearance agreements, although we cannot assure you that we will be able to do so.

     The Company is currently in negotiations with its senior lenders, the D&O lenders, certain holders of its senior notes and certain holders of its trust originated preferred securities with the goal of fundamentally restructuring the Company's capital. The noteholders have formed an informal committee that has retained Fried, Frank, Harris, Shriver & Jacobson and Houlihan Lokey Howard & Zukin Capital as its advisors. The holders of trust originated preferred securities have formed an informal committee that has retained Saul Ewing LLP and Raymond James & Associates as its advisors. The Company and its advisors have been engaged in discussions with these creditors and their representatives regarding the terms of a potential restructuring plan, including the conversion of a significant amount of Conseco's debt into common equity. If an agreement on such a plan is reached, the Company would present the plan for judicial approval under Chapter 11 of the U.S. Bankruptcy Code, which provides for companies to reorganize and continue to operate as going concerns. The Company is not currently in a position to predict the outcome of these discussions. As a result of our current defaults, certain debt holders of the Company could at any time file an involuntary petition against the Company under the U.S. Bankruptcy Code although we

                         CONSECO, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              --------------------

are not aware of any current efforts to do so.

     Conseco's leveraged condition and liquidity difficulties have severely impacted the operations of Conseco Finance, principally by eliminating Conseco Finance's access to the securitization markets, historically its main source of funding. The loss of access to the securitization markets has severely affected Conseco Finance's ability to originate, purchase and sell loans. In addition, Conseco Finance has historically relied on these markets to finance the sale of repossessed manufactured housing units which often minimized the loss on defaulted loans. Our inability to access this market for repossessed manufactured housing units will slow down the liquidation of our repossessed units as well as force us to place a greater reliance on the manufactured housing wholesale channel at higher severity rates, resulting in higher losses on these portfolios. In addition, market valuations of Conseco Finance's securitization trusts have decreased due to uncertainty regarding Conseco Finance's liquidity position and its ability to continue to provide servicing for the securitized portfolios, thereby, reducing the value of our retained interests pledged as collateral on our residual facility.

     Conseco Finance's remaining liquidity sources (excluding its bank subsidiaries) are a warehouse and a residual facility with Lehman Brothers, Inc. and certain affiliates thereof (collectively referred to herein as "Lehman") and a credit facility with U.S. Bank National Association ("U.S. Bank"). Conseco Finance's diminished access to the securitization markets and the constrained liquidity under its other funding sources have had a material adverse effect on Conseco Finance's business and results of operations.

     Conseco Finance is currently in violation of several financial covenants required by its warehouse and residual facilities. Conseco Finance has entered into a forbearance agreement with Lehman pursuant to which Lehman has agreed to temporarily refrain from exercising any rights arising from events of default that occurred under the warehouse and residual facilities as of the date of such forbearance agreement, including certain events of default triggered by Conseco Finance not being in compliance with certain financial covenants. This forbearance agreement expires on November 29, 2002 and is subject to various conditions. In addition, Conseco Finance was not in compliance with various financial covenants with respect to its bank credit facility. Conseco Finance is currently in the process of attempting to obtain a forbearance or similar agreement. Absent the forbearance or similar agreement, the covenant violation gives the lender the right to declare all borrowings under the bank credit facility due and payable ($75.0 million was outstanding pursuant to this facility at September 30, 2002).

     Conseco Finance's residual facility is collateralized by retained interests in securitizations. Conseco Finance is required to maintain collateral based on current estimated fair values in accordance with the terms of such facility. Due to the decrease in the estimated fair value of its retained interests, Conseco Finance's collateral was $128.9 million deficient at September 30, 2002 (as calculated in accordance with the relevant transaction documents). Conseco Finance has executed a forbearance agreement with Lehman in which, among other things, Lehman has agreed not to cause accelerated repayment of the residual facility based on the collateral deficiency through November 29, 2002. Under the terms of the forbearance agreement, Lehman is retaining certain cash flows from Conseco Finance's retained interests pledged to this facility and applying these cash flows to the margin deficit. Conseco Finance is currently unable to provide sufficient additional collateral or repay this credit facility.

     On October 22, 2002, Conseco announced that its board of directors approved a plan to seek new investors or acquirers for Conseco's finance businesses and that it had engaged the investment banking firms of Lazard Freres & Co. LLC and Credit Suisse First Boston to pursue various alternatives, including securing new investors and/or selling Conseco Finance's three lines of business: (i) manufactured housing; (ii) mortgage services; and (iii) consumer finance.

     The book value of Conseco's investment in Conseco Finance was approximately $1.2 billion at September 30, 2002. It currently seems highly unlikely that the net proceeds to Conseco from any of the various alternatives will result in such value.

     As described in "Liquidity for insurance and fee-based operations" within "Management's Discussion and Analysis of Financial Condition and Results of Operations", A.M. Best has further downgraded the financial strength ratings of our primary insurance subsidiaries to "B (fair)". The downgrade has caused sales of our insurance products to fall and policyholder redemptions and lapses to increase, which has had a material adverse effect on our financial results.

     Since the August 2002 announcement of our restructuring, we have been working closely with insurance regulators in each of the states in which our insurance subsidiaries are domiciled (including Arizona, Illinois, Indiana, New York, Pennsylvania and Texas) in connection with their monitoring of the operations and financial status of our insurance subsidiaries. The Commissioner of Insurance for the State of Texas has

                         CONSECO, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              --------------------

acted as the lead regulator among the foregoing states and has coordinated the oversight and monitoring efforts associated with our financial restructuring.

     On October 30, 2002, Bankers National Life Insurance Company and Conseco Life Insurance Company of Texas (on behalf of itself and its subsidiaries), our two insurance subsidiaries domiciled in Texas, each entered into consent orders with the Commissioner of Insurance for the State of Texas whereby they agreed:
(i) not to request any dividends or other distributions before January 1, 2003 and, thereafter, not to pay any dividends or other distributions to parent companies outside of the insurance system without the prior approval of the Texas Insurance Commissioner; (ii) to continue to maintain sufficient capitalization and reserves as required by the Texas Insurance Code; (iii) to request approval from the Texas Insurance Commissioner before making any disbursements not in the ordinary course of business; (iv) to complete any pending transactions previously reported to the proper insurance regulatory officials prior to and during Conseco's restructuring, unless not approved by the Texas Insurance Commissioner; (v) to obtain a commitment from Conseco and CIHC, Incorporated ("CIHC"), our intermediate holding company, to maintain their infrastructure, employees, systems and physical facilities prior to and during Conseco's restructuring; and (vi) to continue to permit the Texas Insurance Commissioner to examine its books, papers, accounts, records and affairs. The consent orders do not prohibit the payment of fees in the ordinary course of business pursuant to existing administrative, investment management and marketing agreements with our non-insurance subsidiaries.

     The accompanying consolidated financial statements have been prepared on a going concern basis, which assumes continuity of operations and realization of assets and satisfaction of liabilities in the ordinary course of business. The financial statements do not include any adjustments that might result from the outcome of the uncertainties summarized above and if Conseco or any of its subsidiaries are unable to continue as going concerns.

     DELISTING OF COMMON STOCK AND OTHER LISTED SECURITIES

     After the issuance of our press release on August 9, 2002, the New York Stock Exchange ("NYSE") halted trading in Conseco's common stock and all of its other listed securities. The Securities and Exchange Commission subsequently granted the NYSE's application for removal from listing and registration with respect to the following Conseco securities: (i) common stock; (ii) 8.125% senior notes due 2003; (iii) 10.5% senior notes due 2004; (iv) 9.16% trust originated preferred securities; (v) 8.70% trust originated preferred securities; (vi) 9% trust originated preferred securities; and (vii) 9.44% trust originated preferred securities, effective on the opening of the trading session on September 25, 2002.

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

     As described in the note to the consolidated financial statements entitled "Cumulative Effect of Accounting Change and Goodwill Impairment", the Company has completed the goodwill impairment test required by Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), and has recorded the cumulative effect of the accounting change of $2,949.2 million. Pursuant to the transitional rules of SFAS 142, such effect is reflected in the consolidated financial statements for the quarter ended March 31, 2002. Accordingly, the consolidated financial statements of the Company as of March 31, 2002 and for the three months then ended have been restated to reflect the change.

     When we prepare financial statements in conformity with GAAP, we are required to make estimates and assumptions that significantly affect various reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting periods. For example, we use significant estimates and assumptions in calculating values for the cost of policies produced, the cost of policies purchased, retained

                         CONSECO, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              --------------------

interest in securitization trusts (including interest-only securities and certain lower-rated securities that are senior in payment priority to the interest-only securities (the "B-2 securities")), certain investments, servicing rights, goodwill, liabilities for insurance and asset accumulation products, the guarantee liability related to interests in securitization trusts, liabilities related to litigation, guaranty fund assessment accruals, liabilities related to guarantees of securitized debt issued in conjunction with certain sales of finance receivables and liabilities related to guarantees of bank loans and the related interest loans to certain current and former directors, officers and key employees, gain on sale of finance receivables, allowance for credit losses on finance receivables and the reliance on generating adequate future taxable income to support deferred income tax assets. If our future experience differs from these estimates and assumptions, our financial statements could be materially affected.

     The accompanying financial statements include the accounts of the Company and all of its wholly-owned subsidiaries. Our consolidated financial statements exclude the results of material transactions between us and our consolidated affiliates, or among our consolidated affiliates.

     We follow the requirements of Statement of Financial Accounting Standards No. 140, "Accounting for the Transfer and Servicing of Financial Assets and Extinguishment of Liabilities" ("SFAS 140"), and related authoritative guidance in determining whether the special purpose entities formed in conjunction with the securitization of the finance receivables we originate and the securitization of certain investment portfolios are consolidated. Subsequent to September 8, 1999, we have structured the securitizations in a manner that requires the special purpose entities to be consolidated (see "Finance Receivables and Retained Interests in Securitization Trusts"). For certain other special purpose entities related to our investment portfolio, we consider the requirements of EITF Topic D-14 in determining whether to consolidate such entities. We consolidate such entities if: (i) an independent third party has not made a substantial capital investment in the entity; (ii) such independent third party does not control the activities of the entity; and (iii) the independent third party does not retain substantial risks and rewards of the special purpose entity's assets.

     CUMULATIVE EFFECT OF ACCOUNTING CHANGE AND GOODWILL IMPAIRMENT

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

     Pursuant to SFAS 142, the goodwill impairment test has two steps. The first step was required to be completed by June 30, 2002 and the second step, if necessary, was required to be completed by December 31, 2002. Any resulting impairment is required under SFAS 142 to be recorded in the quarter ended March 31, 2002. For Conseco, the first step consisted of comparing the estimated fair value of each of the business units comprising our insurance segment to the unit's book value. Since all of our goodwill relates to the insurance segment (which is also a reportable segment), the goodwill impairment test is not relevant to the finance business. If the estimated fair value exceeds the book value, the test is complete and goodwill is not impaired. If the fair value is less than the book value, the second step of the impairment test must be performed, which compares the implied fair value of the applicable business unit's goodwill with that goodwill to measure the amount of goodwill impairment, if any.

     Pursuant to the transitional rules of SFAS 142, we completed the two-step impairment test during the second quarter of 2002 and, as a result of that test, we recorded the cumulative effect of the accounting change for the goodwill impairment charge of $2,949.2 million for the quarter ended March 31, 2002. The first quarter of 2002 impairment charge is reflected in the cumulative effect of an accounting change in the accompanying consolidated statement of operations for the nine months ended September 30, 2002, and the consolidated financial statements for the quarter ended March 31, 2002 have been retroactively restated to reflect this change. Subsequent impairment tests will be performed on an annual basis in the fourth quarter of each year, or more frequently if circumstances indicate a possible impairment. Subsequent impairment charges are classified as an operating expense. As described below, the Company performed an impairment test in the quarter ended September 30, 2002, as a result of circumstances which indicated a possible impairment.

     The significant factors used to determine the amount of the initial impairment included analyses of industry market valuations, historical and projected performance of our insurance segment, discounted cash flow analyses and the market value of our capital. The valuation utilized the best available information, including assumptions and projections we considered reasonable and supportable. The assumptions we used to determine the discounted cash flows involve significant judgments

                         CONSECO, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              --------------------

regarding the best estimate of future premiums, expected mortality and morbidity, interest earned and credited rates, persistency and expenses. The discount rate used was based on an analysis of the weighted average cost of capital for several insurance companies and considered the specific risk factors related to Conseco. Pursuant to the guidance in SFAS 142, quoted market prices in active markets are the best evidence of fair value and shall be used as the basis for measurement, if available.

     On August 14, 2002, our insurance subsidiaries' financial strength ratings were downgraded by A.M. Best to "B (fair)" and on September 8, 2002, the Company defaulted on its public debt. See note to the consolidated financial statements entitled "Events of Default and Liquidity Issues". These developments caused sales of our insurance products to fall and policyholder redemptions and lapses to increase. The adverse impact on our insurance subsidiaries resulting from the ratings downgrade and parent company default required that an additional impairment test be performed as of September 30, 2002, in accordance with SFAS 142.

     In connection with our negotiations with debt holders, we retained an outside actuarial consulting firm to assist in valuing our insurance subsidiaries. That valuation work was used in performing the additional impairment tests that resulted in an impairment charge to goodwill in third quarter 2002 of $500.0 million. The charge is reflected in the line item entitled "Goodwill impairment" in our consolidated statement of operations for the three and nine months ended September 30, 2002. The most significant changes made to the January 1, 2002 valuation that resulted in the third quarter 2002 impairment charge were: (i) reduced estimates of projected future sales of insurance products; (ii) increased estimates of future policyholder redemptions and lapses; and (iii) a higher discount rate to reflect the current rates used by the market to value life insurance companies as of September 30, 2002. Management believes that the assumptions and estimates used are reasonable given all available facts and circumstances. However, if projected cash flows are not realized in the future, we may be required to recognize additional impairments.

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

     Changes in the carrying amount of goodwill for the nine months ended September 30, 2002 and 2001, are as follows:


                                                                                Nine months ended
                                                                                  September 30,
                                                                                -----------------
                                                                                2002         2001
                                                                                ----         ----
                                                                              (Dollars in millions)
Goodwill balance, beginning of period.......................................  $ 3,695.4     $3,800.8
Amortization expense........................................................        -          (82.3)
Cumulative effect of accounting change......................................   (2,949.2)         -
Impairment charge...........................................................     (500.0)         -
Reduction of tax valuation contingencies established at acquisition date
    for acquired companies..................................................     (146.2)         -
Goodwill related to the acquisition of ExlServices, Inc.....................        -           47.2
Goodwill related to businesses sold.........................................        -          (35.8)
                                                                              ---------     --------

Goodwill balance, end of period.............................................  $   100.0     $3,729.9
                                                                              =========     ========

                         CONSECO, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              --------------------

     In accordance with SFAS 142, we discontinued the amortization of goodwill expense effective January 1, 2002. The following information summarizes the impact of goodwill amortization on income before discontinued operations, extraordinary gain (loss) and cumulative effect of accounting change; net income; and the respective earnings per share amounts for the periods presented in our consolidated statement of operations:


                                                                       Three months ended        Nine months ended
                                                                           September 30,            September 30,
                                                                      -------------------        ------------------
                                                                      2002          2001         2002(a)       2001
                                                                      ----          ----         ----          -----
                                                                       (Dollars in millions, except per share data)
Reported loss before discontinued operations, extraordinary
    gain (loss) and cumulative effect of accounting change......    $(1,678.7)     $(398.9)     $(3,041.0)    $(330.6)
Add back:  goodwill amortization...............................           -           27.4            -          82.3
                                                                    ---------      -------      ---------     -------
Adjusted loss before discontinued operations, extraordinary
    gain (loss) and cumulative effect of accounting change......    $(1,678.7)     $(371.5)     $(3,041.0)    $(248.3)
                                                                    =========      =======      =========     =======

Reported net loss applicable to common stock....................    $(1,769.2)     $(410.6)     $(6,149.3)    $(360.7)
Add back:  goodwill amortization................................           -          27.4            -          82.3
                                                                    ---------      -------      ---------     -------

Adjusted net loss applicable to common stock....................    $(1,769.2)     $(383.2)     $(6,149.3)    $(278.4)
                                                                    =========      =======      =========     =======

Basic earnings per share:

Reported loss before discontinued operations, extraordinary
    gain (loss) and cumulative effect of accounting change......       $(4.85)      $(1.18)       $(8.80)      $(1.02)
Add back:  goodwill amortization................................         -             .08           -            .24
                                                                       ------       ------        ------       ------
Adjusted loss before discontinued operations, extraordinary
    gain (loss) and cumulative effect of accounting change......       $(4.85)      $(1.10)       $(8.80)      $ (.78)
                                                                       ======       ======        ======       ======

Reported net loss applicable to common stock....................       $(5.11)      $(1.21)      $(17.79)      $(1.07)
Add back:  goodwill amortization................................         -             .08           -            .24
                                                                       ------       ------       -------       ------
Adjusted net loss applicable to common stock....................       $(5.11)      $(1.13)      $(17.79)      $ (.83)
                                                                       ======       ======       =======       ======

Diluted earnings per share:

Reported loss before discontinued operations, extraordinary
    gain (loss) and cumulative effect of accounting change......       $(4.85)      $(1.18)       $(8.80)      $(1.02)
Add back:  goodwill amortization...............................          -             .08           -            .24
                                                                       ------       ------        ------       ------
Adjusted loss before discontinued operations, extraordinary
    gain (loss) and cumulative effect of accounting change......       $(4.85)      $(1.10)       $(8.80)      $ (.78)
                                                                       ======       ======        ======       ======

Reported net loss applicable to common stock....................       $(5.11)      $(1.21)      $(17.79)      $(1.07)
Add back:  goodwill amortization................................         -             .08           -            .24
                                                                       ------       ------       -------       ------
Adjusted net loss applicable to common stock....................       $(5.11)      $(1.13)      $(17.79)      $ (.83)
                                                                       ======       ======       =======       ======

------------------
(a) Adjusted net loss for the nine months ended September 30, 2002, includes the cumulative effect of the accounting change for goodwill impairment of $2,949.2 million (calculated as of January 1, 2002 as required by SFAS 142) and the goodwill impairment operating charge of $500.0 million.

                         CONSECO, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              --------------------

     The following summarizes the impact of the cumulative effect of the accounting change for goodwill impairment on our results of operations for the three months ended March 31, 2002 (dollars in millions, except per share data):


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
                                                                      ======


     ACCOUNTING FOR INVESTMENTS

     We classify our fixed maturity securities into three categories: (i) "actively managed" (which we carry at estimated fair value); (ii) "trading" (which we carry at estimated fair value); and (iii) "held to maturity" (which we carry at amortized cost). We had no fixed maturity securities in the "trading" or "held to maturity" categories at September 30, 2002.

     Accumulated other comprehensive income (loss) is primarily comprised of unrealized gains (losses) on actively managed fixed maturity investments. Such amounts, included in shareholders' equity as of September 30, 2002, and December 31, 2001, were as follows:

                                                                                       September 30,     December 31,
                                                                                           2002              2001
                                                                                           ----              ----
                                                                                            (Dollars in millions)
Unrealized gains (losses) on investments..............................................     $278.2          $(816.0)
Adjustments to cost of policies purchased and cost of policies produced...............      (60.1)           133.9
Deferred income tax asset (liability).................................................      (75.8)           249.6
Other.................................................................................       (9.5)            (6.5)
Accumulated other comprehensive loss related to discontinued operations...............       (2.4)             -
                                                                                           ------          -------

     Accumulated other comprehensive income (loss)....................................     $130.4          $(439.0)
                                                                                           ======          =======


     VENTURE CAPITAL INVESTMENT IN AT&T WIRELESS SERVICES, INC.

     At December 31, 2001, our venture capital investments consisted of 12.6 million shares of TeleCorp PCS, Inc. ("TeleCorp"), a company in the wireless communication business. In the first quarter of 2002, AT&T Wireless Services, Inc. ("AWE") acquired TeleCorp. Pursuant to the merger agreement, our shares of TeleCorp were converted into 11.4 million shares of AWE. Upon the completion of the merger, there were no restrictions on our ability to sell our interest in AWE. In the first nine months of 2002, Conseco sold 10.3 million shares of AWE generating net proceeds of $75.7 million. Our investment in AWE is carried at estimated fair value, with changes in fair value recognized as investment income
(loss).

                         CONSECO, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              --------------------

     During the fourth quarter of 2001, the parent company transferred 4.6 million shares of TeleCorp common stock to certain investment trusts. Conseco's insurance subsidiaries hold substantially all of the economic interests in these trusts. Pursuant to SFAS 140 and other authoritative guidance, the transfer of the shares to the trust is not a sale and the accounts of the trusts are consolidated with the accounts of the Company. The parent company received cash of $60.3 million (the market value of the shares on the date of transfer) in exchange for the shares transferred to the trusts. After the transfer of the common shares, Conseco continues to recognize in its consolidated financial statements the change in the market value of the common shares, with changes in fair value recognized as investment income (loss).

     At September 30, 2002, our holdings of AWE common stock included 4.1 million shares valued at $17.7 million which are held in the investment trusts described in the previous paragraph. In addition, during the third quarter of 2002, we entered into an agreement to unwind the forward sale contract (which was entered into in 2001) pursuant to which we held 1.0 million AWE shares as collateral for a $12.5 million investment borrowing transaction. The net effect of unwinding the forward purchase contract resulted in an immaterial gain.

     The forward contract was a derivative that was required to be marked-to-market each period. Since the hedged asset (i.e., a portion of the shares of AWE that we owned) was required to be carried at market value, the hedge rules of SFAS 133 (as defined under the caption "Accounting for Derivatives") were not applicable. However, since the value of the derivative fluctuated in relation to the change in value of the related AWE common stock, the forward contract acted as a hedge and reduced earnings volatility associated with the AWE common stock. The market values of AWE and many other companies in AWE's business sector have declined significantly in recent periods. We recognized venture capital investment losses of $6.6 million and $87.4 million in the third quarters of 2002 and 2001, respectively, related to this investment. Such venture capital investment losses were $106.6 million and $84.0 million in the first nine months of 2002 and 2001, respectively.

     FINANCE RECEIVABLES AND RETAINED INTERESTS IN SECURITIZATION TRUSTS

     During the first nine months of 2002, Conseco Finance completed six securitization transactions, securitizing $2.7 billion of finance receivables. These securitizations were structured in a manner that requires them to be accounted for as secured borrowings, whereby the loans and securitization debt remain on our balance sheet, rather than as sales, pursuant to SFAS 140. Such accounting method is referred to as the "portfolio method".

     We classify the finance receivables transferred to the securitization trusts and held as collateral for the notes issued to investors as "finance receivables-securitized." The average interest rate earned on these receivables at September 30, 2002, was approximately 12.4 percent. We classify the notes issued to investors in the securitization trusts as "notes payable related to securitized finance receivables structured as collateralized borrowings."

     As discussed in the note to the consolidated financial statements entitled "Events of Default and Liquidity Issues", Conseco's leveraged condition and liquidity difficulties have eliminated Conseco Finance's ability to access the securitization markets. This has required Conseco Finance to pursue whole loan sales to maintain availability under its warehouse facilities for new originations. Accordingly, Conseco Finance has classified certain of its unsecuritized finance receivables as held for sale which requires the assets to be carried at the lower of cost or market. At September 30, 2002, we have an allowance of $27.4 million for certain finance receivables with current market values below cost.

     During the 2002 and 2001 periods, Conseco Finance completed various loan sale transactions. During the first nine months of 2002, Conseco Finance sold $1.2 billion of finance receivables which generated net losses of $13.9 million. We also recognized a loss of $94.4 million related to the sale of $.4 billion of certain finance receivables sold as part of our cash raising initiatives in order to meet our debt obligations. See "Special Charges" elsewhere in the notes to the consolidated financial statements. In the first nine months of 2001, we sold $1.6 billion of receivables including: (i) our $802.3 million vendor services loan portfolio (which was marked-to-market in the fourth quarter of 2000 and no additional gain or loss was recognized in the first nine months of
2001); (ii) $568.4 million of high-loan-to-value mortgage loans; and (iii) $191.1 million of other loans. These sales resulted in net gains of $21.6 million in the first nine months of 2001.

                         CONSECO, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              --------------------

     The following table summarizes our finance receivables - securitized by business line (there were no such finance receivables related to discontinued lines):


                                                                                       September 30,    December 31,
                                                                                           2002             2001
                                                                                           ----             ----
                                                                                           (Dollars in millions)
Continuing lines:
   Manufactured housing.............................................................    $ 7,268.2        $ 6,940.4
   Mortgage services................................................................      5,657.6          5,658.2
   Retail credit....................................................................        897.8            878.9
   Consumer finance - closed-end....................................................        444.7            580.8
   Floorplan........................................................................        130.2            436.9
                                                                                        ---------        ---------

                                                                                         14,398.5         14,495.2
   Less allowance for credit losses.................................................        450.8            296.7
                                                                                        ---------        ---------

     Total finance receivables - securitized........................................    $13,947.7        $14,198.5
                                                                                        =========        =========

                         CONSECO, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              --------------------

     The following table summarizes our other finance receivables by business line and categorized as either a part of our continuing lines or a part of our discontinued lines:


                                                                                       September 30,    December 31,
                                                                                           2002             2001
                                                                                           ----             ----
                                                                                           (Dollars in millions)
Continuing lines:
   Manufactured housing...............................................................   $  268.9         $  609.3
   Mortgage services..................................................................      386.8          1,128.9
   Retail credit......................................................................    1,955.4          1,811.1
   Consumer finance - closed-end......................................................       15.5              6.3
                                                                                         --------         --------

                                                                                          2,626.6          3,555.6
   Less allowance for credit losses...................................................      112.5            111.6
                                                                                         --------         --------

     Net other finance receivables for continuing lines...............................    2,514.1          3,444.0
                                                                                         --------         --------

Discontinued lines....................................................................       65.0            379.7
   Less allowance for credit losses...................................................        6.8             13.0
                                                                                         --------         --------

     Net other finance receivables for discontinued lines.............................       58.2            366.7
                                                                                         --------         --------

     Total other finance receivables..................................................   $2,572.3         $3,810.7
                                                                                         ========         ========


     The changes in the allowance for credit losses included in finance receivables (both securitized and other portfolios) were as follows:

                                                                            Three months ended         Nine months ended
                                                                               September 30,             September 30,
                                                                            ------------------         -----------------
                                                                            2002          2001         2002         2001
                                                                            ----          ----         ----         ----
                                                                                        (Dollars in millions)
Allowance for credit losses, beginning of period................         $ 466.4        $ 318.2       $ 421.3     $ 306.8

Additions to the allowance:
   Provision for losses.........................................           234.2          134.2         550.9       360.9
   Change in allowance due to purchases and sales of certain
     finance receivables........................................             1.4            3.7           5.3        (1.8)
Credit losses...................................................          (131.9)        (101.3)       (407.4)     (311.1)
                                                                         -------        -------       -------     -------

Allowance for credit losses, end of period......................         $ 570.1        $ 354.8       $ 570.1     $ 354.8
                                                                         =======        =======       =======     =======

                         CONSECO, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              --------------------

     The securitizations structured prior to September 8, 1999, met the applicable criteria to be accounted for as sales. At the time the loans were securitized and sold, we recognized a gain and recorded our retained interest represented by the interest-only security and servicing rights. The interest-only security represents the right to receive, over the life of the pool of receivables: (i) the excess of the principal and interest received on the receivables transferred to the special purpose entity over the principal and interest paid to the holders of other interests in the securitization; and (ii) contractual servicing fees. In some of those securitizations, we also retained B-2 securities (certain lower-rated securities that are senior in payment priority to the interest-only securities). Our net retained interests in securitization trusts at September 30, 2002 and December 31, 2001 are summarized below:

                                                                           September 30, 2002           December 31, 2001
                                                                        -------------------------     ----------------------
                                                                        Amortized       Estimated     Amortized    Estimated
                                                                          cost         fair value       cost      fair value
                                                                          ----         ----------       ----      ----------
                                                                                        (Dollars in millions)
Retained interests in securitization trusts:
     Interests securitized in the form of B-2 securities.............    $ 554.2         $ 554.2        $704.9       $528.5
     Interest-only securities........................................      (28.2)          (28.2)        171.2        181.6
                                                                         -------         -------        ------       ------

         Total retained interests, excluding guarantee liabilities...      526.0           526.0         876.1        710.1

Guarantee liability related to interests in securitization
     trusts held by others...........................................     (198.6)         (198.6)        (39.9)       (39.9)
                                                                         -------         -------        ------       ------

         Total retained interests, net of guarantee liabilities......    $ 327.4         $ 327.4        $836.2       $670.2
                                                                         =======         =======        ======       ======

     The retained interests in securitization trusts on our balance sheet represent an allocated portion of the cost basis of the finance receivables in the securitization transactions accounted for as sales. Our retained interests in those securitization transactions are subordinate to the interests of other investors. Their values are subject to credit, prepayment, and interest rate risk on the securitized finance receivables. We determine the discount rate to value these securities based on our estimates of current market rates of interest for securities with similar yield, credit quality and maturity characteristics. We include the difference between estimated fair value and the amortized cost of the retained interests (after adjustments for impairments required to be recognized in earnings) in "accumulated other comprehensive loss, net of taxes."

     The determination of the value of our retained interests in securitization trusts requires significant judgment. The Company has recognized significant charges when the interest-only securities did not perform as well as anticipated based on our assumptions and expectations. Our current valuation of retained interests may prove inaccurate in future periods. In securitizations to which these retained interests relate, Conseco Finance has retained certain contingent risks in the form of guarantees of certain lower rated securities issued by the securitization trusts. As of September 30, 2002, the total nominal amount of these guarantees was approximately $1.4 billion. We consider any potential payments related to these guarantees in the projected cash flows. The discounted present value of the expected future payments related to the guarantees are classified as the "Guarantee liability related to interests in securitization trusts held by others" in the accompanying consolidated balance sheet. See the note to the consolidated financial statements entitled "Guarantees."

     Together, the interest-only securities and the B-2 securities, represent our retained interests in these securitization trusts.

     During the quarter ended September 30, 2002, Conseco Finance's ability to access the securitization markets was eliminated. The securitization markets are Conseco Finance's main source of funding for loans made to purchasers of repossessed manufactured homes. Conseco Finance believes that its loss severity rates were positively impacted when it used retail channels to dispose of repossessed inventory (where the repossessed units are sold through company-owned sales lots or our dealer network). Since Conseco Finance is no longer able to fund the loans made on repossessed homes sold through these channels, sales through these channels have decreased and we must place greater reliance on the wholesale channel to dispose of repossessed manufactured housing units, through which recovery rates are typically significantly lower. Accordingly, we changed the loss severity assumptions we use to value our retained interests to reflect the higher loss severity we expect to experience in the future. In addition, our previous assumptions reflected our belief that the adverse manufactured housing

                         CONSECO, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              --------------------

default experience in recent periods would continue through the first half of 2002 and then improve over time. Given recent circumstances, default experience is not expected to improve as previously planned. Accordingly, we increased the default assumptions we use to value our retained interests to reflect our future expectations. Our home equity/home improvement assumptions have also been adjusted to reflect recent default experience as well as our future expectations.

     Under current accounting rules (pursuant to EITF Issue No. 99-20 "Recognition of Interest Income and Impairments on Purchased and Retained Beneficial Interests in Securitized Financial Assets" ("EITF 99-20")) which we adopted effective July 1, 2000, declines in the value of our retained interests in securitization trusts are recognized when: (i) the fair value of the retained beneficial interests are less than their carrying value; and (ii) the timing and/or amount of cash expected to be received from the retained beneficial interests have changed adversely from the previous valuation which determined the carrying value of the retained beneficial interests. When both occur, the retained beneficial interests are written down to fair value as an other-than-temporary impairment.

     As a result of the requirements of EITF 99-20 and the assumption changes described above, we recognized an impairment charge (net of adjustments to the valuation allowance associated with our servicing rights) of $585.5 million in the first nine months of 2002 for the retained beneficial interests. We also recognized a $115.8 million increase in the valuation allowance related to our servicing rights as a result of the changes in assumptions in the first nine months of 2002.

     We recognized an impairment charge of $386.9 million in the first nine months of 2001 for the interest-only securities that were not performing as well as expected based on our previous valuation estimates.

     We used the following assumptions to adjust the amortized cost of retained interests to estimated fair value at September 30, 2002 and December 31, 2001. If actual performance differs from these assumptions, we may be required to recognize additional impairment charges related to the value of our retained interests. Many of the assumptions and expectations underlying our valuation are not possible to predict with certainty and may change adversely in the future as a result of factors beyond our control.


                                                                                                               Interests  Interests
                                                    Manufactured     Home equity/       Consumer/               held by    held by
September 30, 2002                                     housing     home improvement     equipment     Total     others     Conseco
------------------                                     -------     ----------------     ---------     -----     ------     -------
                                                                                (Dollars in millions)
Retained interests, net of guarantee
   liabilities, at fair value.......................  $    82.4       $  276.5         $  11.1     $   370.0    $(42.6)    $327.4
Cumulative principal balance of sold finance
   receivables at September 30, 2002................   15,950.9        3,925.2           870.4      20,746.5
Weighted average stated customer interest rate
   on sold finance receivables......................       9.8%          12.0%           10.5%
Assumptions to determine estimated fair value
   of retained interests at September 30, 2002:
     Expected prepayment speed as a percentage
       of principal balance of sold finance
       receivables (a)..............................       7.2%          19.1%           18.1%
     Expected nondiscounted credit losses as a
       percentage of principal balance of
       related finance receivables (a)..............      15.4%           9.3%            8.3%
     Weighted average discount rate ................      16.0%          16.0%           16.0%


                         CONSECO, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              --------------------



                                                                                                              Interests   Interests
                                                  Manufactured       Home equity/       Consumer/               held by    held by
December 31, 2001                                    housing       home improvement     equipment     Total     others     Conseco
-----------------                                    -------       ----------------     ---------     -----     ------     -------
                                                                                (Dollars in millions)
Retained interests, net of guarantee
   liabilities, at fair value.....................    $   307.1       $  389.5        $   28.8     $   725.4    $(55.2)    $670.2
Cumulative principal balance of sold finance
   receivables at December 31, 2001...............     17,732.2        4,947.4         1,210.1      23,889.7
Weighted average stated customer interest rate on
   sold finance receivables.......................         9.8%          12.0%           10.6%
Assumptions to determine estimated fair value of
   retained interests at December 31, 2001:
     Expected prepayment speed as a percentage
       of principal balance of sold finance
       receivables (a)............................         7.1%          17.4%           18.8%
     Expected nondiscounted credit losses as a
       percentage of principal balance of related
       finance receivables (a)....................        11.7%           7.4%            6.1%
     Weighted average discount rate...............        16.0%          16.0%           16.0%


-------------------
(a) The valuation of retained interests in securitization trusts is affected not only by the projected level of prepayments of principal and net credit losses, but also by the projected timing of such prepayments and net credit losses. Should such timing differ materially from our projections, it could have a material effect on the valuation of our retained interests. Additionally, such valuation is determined by discounting cash flows over the entire expected life of the receivables sold.


     The following table summarizes certain cash flows received from and paid to the securitization trusts during the three and nine month periods ended September 30, 2002 and 2001 (dollars in millions):

                                                                             Three months                Nine months
                                                                          ended September 30,        ended September 30,
                                                                        -----------------------      -------------------
                                                                        2002               2001      2002           2001
                                                                        ----               ----      ----            ----
Servicing fees received..............................................  $ 11.0           $  13.7    $  33.6        $  56.1
Cash flows from retained interests...................................     1.9              32.8       24.6           78.5
Servicing advances paid..............................................   (66.5)           (185.0)    (221.9)        (584.9)
Repayment of servicing advances......................................    59.9             183.8      208.7          571.8


     During the quarter ended September 30, 2002, we changed the assumptions used to estimate the value of our retained interests to: (i) project higher rates of default in the future, based on our current expectations; and (ii) project higher severity losses related to the defaults, reflecting our inability to finance the sale of repossessed manufactured homes. As a result of these assumptions, we project that payments related to guarantees issued in conjunction with the sales of certain finance receivables will exceed the gross cash flows from the retained interests by approximately $15 million during the remainder of 2002, $75 million in 2003, $25 million in 2004 and $1 million in 2005. These projected payments are considered in the projected cash flows we use to value our retained interests. Without additional liquidity in the near future, Conseco Finance will be unable to make these projected guarantee payments when such payments are required to be made. We project the gross cash flows from the retained interests will exceed the payments related to guarantees issued in conjunction with the sales of certain finance receivables by approximately $1,105 million in all years thereafter.

     Effective September 30, 2001, we transferred substantially all of our interest-only securities into a securitization trust. The transaction provided a means to finance a portion of the value of our interest-only securities by selling some of the cash flows

                         CONSECO, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              --------------------

to Lehman. The transfer was accounted for as a sale in accordance with SFAS 140. However, no gain or loss was recognized because the aggregate fair value of the interest retained by the Company and the cash received from the sale were equal to the carrying value of the interest-only securities prior to their transfer to the trust. The trust is a qualifying special purpose entity and is not consolidated pursuant to SFAS 140. We received a trust security representing an interest in the trust equal to 85 percent of the estimated future cash flows of the interest-only securities held in the trust. Lehman purchased the remaining 15 percent interest. The value of the interest purchased by Lehman was $42.6 million at September 30, 2002. Conseco Finance continues to be the servicer of the finance receivables underlying the interest-only securities transferred to the trust. Lehman has the ability to accelerate the principal payments related to their interest after a stated period. Until such time, Lehman is required to maintain a 15 percent interest in the estimated future cash flows of the trust. By aggregating the interest-only securities into one structure, the impairment tests for these securities are conducted on a single set of cash flows representing Conseco Finance's 85 percent interest in the trust. Accordingly, adverse changes in cash flows from one interest-only security are offset by positive changes in another. The new structure does not avoid an impairment charge if sufficient positive cash flows in the aggregate are not available (such as was the case at September 30, 2002).

     The following table summarizes quantitative information about delinquencies, net credit losses, and components of managed finance receivables:

                                                                            Principal balance
                                                                             60 days or more                  Net credit
                                          Principal balance                     past due                        losses
                                       ---------------------------    ----------------------------      ---------------------

                                                                                                             Nine months
                                       September 30,   December 31,   September 30,    December 31,      ended September 30,
                                                                                                        ---------------------
                                           2002           2001           2002             2001          2002            2001
                                           ----           ----           ----             ----          ----            ----
                                                                        (Dollars in millions)
Type of finance receivables

Manufactured housing..................    $23,918.3     $25,575.1        $675.4          $610.5         $438.2         $411.4
Home equity/home improvement..........     10,043.7      11,851.4         127.7           139.9          184.6          181.7
Consumer..............................      4,010.4       4,198.8          85.9           112.6          172.0          148.9
Commercial............................        236.6       1,377.0           4.5            16.2           17.6           35.3
                                          ---------     ---------        ------          ------         ------         ------

Total managed receivables.............     38,209.0      43,002.3         893.5           879.2          812.4          777.3

Less finance receivables securitized
     and repossessed assets...........     20,857.1      24,297.3         425.6           464.9          405.0          466.2
                                          ---------     ---------        ------          ------         ------         ------

Finance receivables held on balance
     sheet before allowance for credit
     losses and deferred points and
     other, net.......................     17,351.9      18,705.0        $467.9          $414.3         $407.4         $311.1
                                                                         ======          ======         ======         ======

Less allowance for credit losses......        570.1         421.3

Less deferred points and other, net...        261.8         274.5
                                          ---------     ---------

Finance receivables held on
   balance sheet......................    $16,520.0     $18,009.2
                                          =========     =========

                         CONSECO, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              --------------------

     The following schedule reconciles our retained interests, net of guarantee liabilities, from the beginning to the end of the periods presented:


                                                                                                     Nine months ended
                                                                                                       September 30,
                                                                                                   2002           2001
                                                                                                   ----           ----
                                                                                                   (Dollars in millions)
Balance, beginning of period...................................................................    $ 670.2       $ 927.5
   Additions during the period.................................................................        9.7           -
   Investment income...........................................................................       69.7         102.5
   Cash paid (received):
     Gross cash received.......................................................................      (61.3)        (98.7)
     Guarantee payments related to clean-up calls (a)..........................................        -            34.9
     Guarantee payments related to interests held by others....................................       36.7          20.2
   Impairment charge to reduce carrying value..................................................     (585.5)       (264.8)
   Sale of securities related to a discontinued line and other.................................        9.3         (12.4)
   Change in interest purchased by Lehman in conjunction with securitization transaction.......       12.6         (52.2)
   Transfer to servicing rights in conjunction with securitization transactions................        -           (50.0)
   Change in unrealized appreciation (depreciation) recorded in shareholders' deficit..........      166.0          28.5
                                                                                                   -------       -------

Balance, end of period.........................................................................    $ 327.4       $ 635.5
                                                                                                   =======       =======

---------------------------
(a) During the first nine months of 2001, clean-up calls were exercised for certain securitizations that were previously recognized as sales. The interest-only securities related to these securitizations had previously been separately securitized with other interest-only securities in transactions recognized as sales. The Company holds the residual interests issued by the securitization trusts. The terms of the residual interests require the holder to make payments to the securitization trust when a clean-up call related to an underlying trust (a trust which issued interest-only securities held by the securitization trust) occurs. These payments are used to accelerate principal payments to the holders of the other securities issued by the securitization trusts. During the first nine months of 2001, the Company was required to make payments to the securitization trusts. These payments increased our basis in the retained interests, as the related liability assumed by the Company (and reflected in the value of the retained interest) was extinguished.


     In the third quarter of 2002, we completed a securitization that was structured in a manner that met the applicable criteria to be accounted for as a sale. We recorded a loss of $10.7 million and a retained interest of $9.7 million on the sale of $180 million of loans.

     AMORTIZATION OF THE COST OF POLICIES PURCHASED

     The cost assigned to the right to receive future cash flows from insurance contracts existing at the date of an acquisition is referred to as the cost of policies purchased, which is an intangible asset subject to amortization. We amortize these costs using the interest rate credited to the underlying insurance policy: (i) in relation to the estimated gross profits for universal life-type and investment-type products; or (ii) in relation to future anticipated premium revenue for other products.

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

     The amortization related to the cost of policies purchased was $169.4 million and $197.9 million in the first nine months of 2002 and 2001, respectively. The Company expects to amortize approximately 15 percent of the December 31, 2001,

                         CONSECO, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              --------------------

balance of cost of policies purchased in 2002, 14 percent in 2003, 11 percent in 2004, 10 percent in 2005 and 8 percent in 2006.

     EARNINGS PER SHARE

     A reconciliation of income (loss) before extraordinary gain (loss) and cumulative effect of accounting change and shares used to calculate basic and diluted earnings per share is as follows:



                                                                           Three months ended          Nine months ended
                                                                              September 30,              September 30,
                                                                          --------------------        -------------------
                                                                          2002            2001        2002           2001
                                                                          ----            ----        ----           ----
                                                                                       (Dollars in millions
                                                                                      and shares in thousands)
Income (loss) before discontinued operations, extraordinary
   gain (loss) and cumulative effect of accounting change.............   $(1,678.7)     $(398.9)    $(3,041.0)      $(330.6)
Preferred stock dividends.............................................         (.2)        (3.1)         (2.1)        (11.6)
                                                                         ---------      -------     ---------        ------

     Loss before discontinued operations, extraordinary
       gain (loss) and cumulative effect of accounting change
       applicable to common ownership for basic earnings per share....    (1,678.9)      (402.0)     (3,043.1)       (342.2)

Effect of dilutive securities.........................................          -            -             -             -
                                                                         ---------      -------     ---------       -------

     Loss before discontinued operations, extraordinary gain (loss) and cumulative effect of accounting change applicable to common ownership andassumed conversions
       for diluted earnings per share.................................   $(1,678.9)     $(402.0)    $(3,043.1)      $(342.2)
                                                                         =========      =======     =========       =======

Shares:

   Weighted average shares outstanding for basic and diluted
     earnings per share..............................................      346,008      340,276       345,741       336,395
                                                                           =======      =======       =======       =======


     There were no dilutive common stock equivalents during the 2002 and 2001 periods because of the net loss realized by the Company during such periods.

     The following summarizes the equivalent common shares for securities that were not included in the computation of diluted earnings per share during the three and nine months ended September 30, 2002 and 2001, because doing so would have been antidilutive in the periods presented. Such securities could potentially dilute earnings per share in future periods.


                                                                           Three months ended          Nine months ended
                                                                              September 30,              September 30,
                                                                           ---------------------      -------------------
                                                                           2002           2001         2002         2001
                                                                           ----           ----         ----         ----
                                                                                       (Shares in thousands)
   Equivalent common shares that were antidilutive during the period:
     Stock options.......................................................       -        9,769           100      12,098
     Employee benefit plans..............................................   4,089        3,063         3,810       2,768
     Assumed conversion of convertible preferred stock...................  28,698       27,578        28,415      27,306
                                                                           ------       ------        ------      ------

       Antidilutive equivalent common shares.............................  32,787       40,410        32,325      42,172
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

     Insurance and fee-based segment. Our insurance and fee-based segment provides supplemental health, annuity and life insurance products to a broad spectrum of customers through multiple distribution channels, each focused on a specific market segment. These products are primarily marketed through career agents, professional independent producers and direct marketing. Fee-based activities include services performed for other companies, including investment management and insurance product marketing.

     Finance segment. Our finance segment provides a variety of finance products including: (i) loans for the purchase of manufactured housing, home improvements and various consumer products; (ii) home equity loans; (iii) private label credit card programs; and (iv) floorplan financing. These products are primarily marketed through intermediary channels such as dealers, vendors, contractors and retailers.

     Corporate and other segment. Our corporate segment includes certain investment activities, such as our venture capital investment in AWE, and, prior to its sale, our ownership interest in the riverboat casino in Lawrenceburg, Indiana. In addition, the corporate segment includes interest expense related to the Company's corporate debt, special corporate charges, income (loss) from the major medical business in run-off and other income and expenses. Corporate expenses are net of charges to our subsidiaries for services provided by the corporate operations.

                         CONSECO, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              --------------------


Segment operating information was as follows:

                                                                     Three months ended      Nine months ended
                                                                        September 30,           September 30,
                                                                     ------------------      ------------------
                                                                     2002          2001      2002          2001
                                                                     ----          ----      ----          ----
                                                                                  (Dollars in millions)
Revenues:
   Insurance and fee-based segment:
     Insurance policy income:
       Annuities.................................................  $   48.2     $   19.3   $  111.3     $   63.8
       Supplemental health.......................................     568.6        554.1    1,705.9      1,665.7
       Life......................................................     155.0        198.8      469.8        595.4
       Other.....................................................      28.8         30.9       88.1         96.9
     Net investment income (a)...................................     335.1        396.5    1,045.5      1,183.6
     Fee revenue and other income (a)............................      21.5         25.2       74.9         77.5
     Net realized investment losses (a)..........................    (271.7)      (156.6)    (524.9)      (302.7)
                                                                   --------     --------   --------     --------

         Total insurance and fee-based segment revenues..........     885.5      1,068.2    2,970.6      3,380.2
                                                                   --------     --------   --------     --------

   Finance segment:
     Net investment income:
       Retained interest (a).....................................      23.5         33.7       69.7        102.5
       Manufactured housing......................................     216.1        214.0      659.3        604.0
       Mortgage services.........................................     174.9        200.6      548.7        576.4
       Consumer/credit card......................................     114.4        111.7      334.2        325.9
       Commercial................................................       7.4         26.7       44.3         99.0
       Other (a).................................................       -            -          -            7.3
     Gain (loss) on sale of finance receivables..................     (31.3)         6.0      (13.9)        21.6
     Fee revenue and other income................................      70.1         82.1      201.3        257.4
     Impairment charge related to retained interests in
       securitization transactions...............................    (701.3)      (345.2)    (701.3)      (386.9)
                                                                   --------     --------   --------     --------

         Total finance segment revenues..........................    (126.2)       329.6    1,142.3      1,607.2
                                                                   --------     --------   --------     --------

   Corporate and other:
     Net investment income.......................................       3.7          2.4        9.4         20.0
     Venture capital loss related to investment in AWE...........      (6.6)       (87.4)    (106.6)       (84.0)
     Gain on sale of interest in riverboat.......................       -            -           -         192.4
     Revenue from the major medical business in run-off..........     107.0        188.1      366.8        605.0
     Other income................................................       -            -           -            .9
                                                                   --------     --------   --------     --------

         Total corporate segment revenues........................     104.1        103.1      269.6        734.3
                                                                   --------     --------   --------     --------

   Eliminations..................................................     (10.4)        (7.7)     (32.2)       (20.5)
                                                                   ---------    --------   --------     --------

         Total revenues..........................................     853.0      1,493.2    4,350.3      5,701.2
                                                                   --------     --------   --------     --------

Expenses:
   Insurance and fee-based segment:
     Insurance policy benefits...................................     841.1        736.1    2,256.9      2,190.7
     Amortization................................................     160.0        170.8      555.0        503.4
     Interest expense on investment borrowings...................       1.1          7.8       11.4         22.7
     Other operating costs and expenses..........................     139.6        135.1      397.5        418.5
     Goodwill impairment.........................................     500.0          -        500.0          -
     Special charges.............................................       2.2          4.7       42.0         17.4
                                                                   --------     --------   --------      -------

       Total insurance and fee-based segment expenses............   1,644.0      1,054.5    3,762.8      3,152.7
                                                                   --------     --------   --------     --------

                                   (continued)

                         CONSECO, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              --------------------

                         (continued from previous page)

                                                                     Three months ended      Nine months ended
                                                                        September 30,          September 30,
                                                                     ------------------      -----------------
                                                                     2002          2001      2002         2001
                                                                     ----          ----      ----         ----
                                                                                (Dollars in millions)
   Finance segment:
     Provision for losses........................................ $   234.2     $  134.2    $   550.9   $  360.9
     Interest expense............................................     284.8        308.6        860.3      936.8
     Special charges.............................................      53.4           .5        109.9       16.7
     Other operating costs and expenses..........................     176.1        159.5        478.7      480.2
                                                                  ---------     --------    ---------   --------

       Total finance segment expenses............................     748.5        602.8      1,999.8    1,794.6
                                                                  ---------     --------    ---------   --------

   Corporate and other:
     Interest expense on corporate debt..........................      83.2         85.3        238.6      278.8
     Provision for losses and expenses related to stock
       purchase plan.............................................      60.0         59.6        200.0       59.6
     Expenses from the major medical in run-off business.........     107.0        249.8        366.8      735.4
     Other corporate expenses, less charges to subsidiaries for
       services provided.........................................      14.0          9.3         32.7       15.4
     Special charges and other...................................      32.6         (8.3)        61.1       16.9
                                                                  ---------     --------    ---------   --------

       Total corporate segment expenses..........................     296.8        395.7        899.2    1,106.1
                                                                  ---------     --------    ---------   --------

   Eliminations..................................................     (10.4)        (7.7)       (32.2)     (20.5)
                                                                  ---------     --------    ---------   --------

       Total expenses............................................   2,678.9      2,045.3      6,629.6    6,032.9
                                                                  ---------     --------    ---------   --------

Loss before income taxes, minority interest, extraordinary
   gain (loss) and cumulative effect of accounting change:
     Insurance and fee-based operations..........................    (758.5)        13.7       (792.2)     227.5
     Finance operations..........................................    (874.7)      (273.2)      (857.5)    (187.4)
     Corporate interest expense and other items..................    (192.7)      (292.6)      (629.6)    (371.8)
                                                                  ---------     --------    ---------   --------

         Loss before income taxes, minority interest,
           extraordinary gain (loss) and cumulative effect of
           accounting change..................................... $(1,825.9)    $ (552.1)   $(2,279.3)  $ (331.7)
                                                                  =========     ========    =========   ========

--------------------
(a) It is not practicable to provide additional components of revenue by product or service.


     ACCOUNTING FOR DERIVATIVES

     Our equity-indexed annuity products provide a guaranteed base rate of return and a higher potential return linked to the performance of the Standard & Poor's 500 Index ("S&P 500 Index") based on a percentage (the participation rate) over an annual period. At the beginning of each policy year, a new index period begins. The Company is able to change the participation rate at the beginning of each index period, subject to contractual minimums. We buy S&P 500 Call Options in an effort to hedge potential increases to policyholder benefits resulting from increases in the S&P 500 Index to which the product's return is linked. We include the cost of the S&P 500 Call Options in the pricing of these products. Policyholder account balances for these annuities fluctuate in relation to changes in the values of these options. We reflect changes in the estimated market value of these options in net investment income. Option costs that are attributable to benefits provided were $72.8 million and $89.7 million in the first nine months of 2002 and 2001, respectively. These costs are reflected in the change in market value of the S&P 500 Call Options included in investment income. Net investment income (loss) related to equity-indexed products before this expense was $(24.8) million and $5.4 million in the first nine months of 2002 and 2001,

                         CONSECO, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              --------------------

respectively. Such amounts were substantially offset by the corresponding charge to insurance policy benefits. The estimated fair value of the S&P 500 Call Options was $15.2 million and $49.8 million at September 30, 2002 and December 31, 2001, respectively. We classify such instruments as other invested assets. The Company accounts for the options attributed to the policyholder for the estimated life of the annuity contract as embedded derivatives as defined by Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by Statement of Financial Accounting Standards No. 137, "Deferral of the Effective Date of FASB Statement No. 133" and Statement of Financial Accounting Standards No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities" (collectively referred to as "SFAS 138"). The Company records the change in the fair values of the embedded derivatives in current earnings as a component of policyholder benefits. The fair value of these derivatives, which are classified as "liabilities for interest-sensitive products", was $297.0 million and $491.2 million at September 30, 2002 and December 31, 2001, respectively.

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

     The Company entered into a forward sale contract related to a portion of its venture capital investment in AWE. Such contract was carried at market value, with the change in such value being recognized as venture capital income
(loss). The value of the derivative fluctuated in value in relation to the AWE common stock it related to. In the third quarter of 2002, we agreed with the counterparty to unwind the forward sale contract. See "Venture Capital Investment in AT&T Wireless Services, Inc." above for additional information.

     If the counterparties for the derivatives we hold fail to meet their obligations, Conseco may have to recognize a loss. Conseco limits its exposure to such a loss by diversifying among several counterparties believed to be strong and creditworthy. At September 30, 2002, all of the counterparties were rated "A" or higher by Standard & Poor's Corporation.

     GUARANTEES

     In conjunction with certain sales of finance receivables, Conseco Finance provided guarantees aggregating approximately $1.4 billion at September 30, 2002. We consider any potential payments related to these guarantees in the projected net cash flows used to determine the value of our retained interests. The discounted present value of expected future payments under the guarantees are classified as the "Guarantee liability related to interests in securitization trusts held by others" in the accompanying consolidated balance sheet. See note to the consolidated financial statements entitled "Finance Receivables and Retained Interests in Securitization Trusts" for additional discussion of these guarantees. If we have to make more payments on these guarantees than anticipated, or we experience higher than anticipated rates of repayment, including due to foreclosure or charge-offs, or any adverse changes in our assumptions used for valuation, we would be required to recognize additional impairment charges. During the first nine months of 2002 and 2001, interest and principal payments related to such guarantees totaled $36.7 million and $20.2 million, respectively. Without additional liquidity in the near future, Conseco Finance will be unable to make these guarantee payments when such payments are required to be made.

     We have guaranteed D&O loans totaling $481.3 million. As described in the note to the consolidated financial statements entitled "Events of Default and Liquidity Issues", Conseco has defaulted on certain notes, which has resulted in the immediate maturity of the D&O loans through cross-acceleration and cross-default provisions contained in the governing instruments. Conseco has obtained forbearance agreements from the relevant D&O lenders, pursuant to which the lenders have agreed to temporarily refrain from exercising default-related remedies with respect to certain specified events of default. The

                         CONSECO, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              --------------------

forbearance agreements expire on November 27, 2002, and are subject to various conditions. The proceeds of the bank loans were used by the participants to purchase approximately 18.0 million shares of Conseco common stock in open market or negotiated transactions with independent parties. Such shares have been held by the D&O lenders as collateral for the loans. In addition, Conseco has provided loans to participants for interest on the D&O loans totaling $166.6 million. During the third quarter of 2000, the Company negotiated new guarantees with the D&O lenders which expire on December 31, 2003, and guaranteed the D&O loans of the participants who qualified and chose to participate in a refinancing of their D&O loans.

     The Company is exploring a number of alternatives to reduce the balance of certain participants' D&O loans. The plan currently being considered would reduce the D&O loan balance of certain participants who collectively owe less than 10 percent of the entire amount due under the stock purchase program. In the third quarter of 2002, $55.5 million of the D&O bank loans were repaid by Conseco utilizing cash held in a segregated cash account that served as collateral for our guarantee of the bank loans. Such loans are now held by Conseco. Conseco also granted a security interest in most of its assets in conjunction with the guarantee of a portion of the bank loans. During the first nine months of 2002, we established a noncash provision in connection with these guarantees and loans of $200.0 million. Such provision is included as a component of the provision for losses. At September 30, 2002, the reserve for losses on the loan guarantees and the liability related to the pay for performance benefits totaled $620.0 million. At September 30, 2002, the guaranteed bank loans and interest loans exceeded the value of the collateral held (primarily the value of the common stock purchased) and the reserve for losses and the liability related to the pay for performance benefits by approximately $90 million. All participants have agreed to indemnify Conseco for any loss incurred on their loans. We regularly evaluate these guarantees and loans in light of the collateral and the creditworthiness of the participants.

     REINSURANCE

     In the first quarter of 2002, we completed a reinsurance agreement pursuant to which we ceded 80 percent of the inforce traditional life business of our subsidiary, Bankers Life & Casualty Company, to Reassure America Life Insurance Company (rated A++ by A.M. Best). The total insurance liabilities ceded pursuant to the contract were approximately $400 million. The reinsurance agreement and the related dividends of $110.5 million were approved by the appropriate state insurance departments and the dividends were paid to the parent company. The ceding commission approximated the amount of the cost of policies purchased and cost of policies produced related to the ceded business.

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

     During the second quarter of 2002, one of our subsidiaries, Colonial Penn Life Insurance Company (formerly known as Conseco Direct Life Insurance Company), ceded a block of graded benefit life insurance policies to an unaffiliated company pursuant to a modified coinsurance agreement. Our subsidiary received a ceding commission of $83.0 million. The cost of policies purchased and the cost of policies produced were reduced by $123.0 million and we recognized a loss of $39.0 million related to the transaction.

     We expect that all reinsurance transactions completed in 2002 will reduce the income before income taxes of our insurance segment by approximately $20 million for the year ended December 31, 2002.

     The cost of reinsurance ceded totaled $263.3 million and $150.2 million in the first nine months of 2002 and 2001, respectively. We deducted this cost from insurance policy income. In each case, the ceding Conseco subsidiary is contingently liable for claims reinsured if the assuming company is unable to pay. Reinsurance recoveries netted against insurance policy benefits totaled $232.0 million and $115.1 million in the first nine months of 2002 and 2001, respectively. Reinsurance premiums assumed totaled $64.9 million and $106.5 million in the first nine months of 2002 and 2001, respectively.

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

     A valuation allowance of $1,314.4 million has been provided for the entire balance of net deferred income tax assets at September 30, 2002, as we believe the realization of such assets in future periods is uncertain. We reached this conclusion after considering the availability of taxable income in prior carryback years, tax planning strategies, and the likelihood of future taxable income exclusive of reversing temporary differences and carryforwards. We increased the valuation allowance for deferred taxes by $311.4 million during the quarter ended September 30, 2002.

     The Company established valuation contingencies related to certain tax uncertainties of the insurance companies we acquired on the date of their acquisition. We have determined that $146.2 million of such valuation contingencies are no longer necessary because the tax uncertainties no longer exist. Pursuant to Statement of Financial Accounting Standards Statement No. 109, "Accounting for Income Taxes", the benefit for the reduction of such valuation contingencies shall be first applied to reduce the goodwill balance related to the acquisition. Accordingly, in the second quarter of 2002, we reduced such valuation contingencies (increasing deferred tax asset) and reduced goodwill by $146.2 million.

                         CONSECO, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              --------------------


     The components of the Company's income tax assets and liabilities were as follows:


                                                                                       September 30,  December 31,
                                                                                           2002           2001
                                                                                           ----           ----
                                                                                          (Dollars in millions)
Deferred tax assets:
  Net operating loss carryforwards................................................      $   448.0       $   411.7
  Deductible temporary differences:
     Actively managed fixed maturities............................................          234.2           124.9
     Interest-only securities.....................................................          249.9             -
     Insurance liabilities........................................................          765.5           827.5
     Allowance for loan losses....................................................          180.7           148.2
     Reserve for loss on loan guarantees..........................................          193.2           147.0
     Unrealized depreciation......................................................            -             247.1
     Debt obligations.............................................................          113.2             -
                                                                                        ---------       ---------

        Total deferred tax assets.................................................        2,184.7         1,906.4

     Valuation allowance..........................................................       (1,314.4)            -
                                                                                        ---------       ---------

        Net deferred tax assets...................................................          870.3         1,906.4
                                                                                        ---------       ---------

Deferred tax liabilities:
     Venture capital income.......................................................            -             (36.7)
     Interest-only securities.....................................................            -             (75.2)
     Cost of policies purchased and cost of policies produced.....................         (744.6)       (1,075.6)
     Unrealized appreciation......................................................          (75.8)            -
     Other........................................................................          (49.9)          (56.2)
                                                                                        ---------       ---------

        Total deferred tax liabilities............................................         (870.3)       (1,243.7)
                                                                                        ---------       ---------

     Current income taxes prepaid.................................................           79.8            15.4
                                                                                       ----------       ---------

        Net income tax assets (liabilities).......................................     $     79.8       $   678.1
                                                                                       ==========       =========


     At September 30, 2002, Conseco had federal income tax loss carryforwards of $1,279.9 million available (subject to various statutory restrictions) for use on future tax returns. These carryforwards will expire as follows: $2.3 million in 2003; $11.2 million in 2004; $4.9 million in 2005; $.7 million in 2006; $7.9 million in 2007; $7.5 million in 2008; $10.5 million in 2009; $4.6 million in 2010; $5.7 million in 2011; $10.1 million in 2012; $43.9 million in 2013; $6.9 million in 2014; $77.0 million in 2016; $45.4 million in 2017; $322.8 million in 2018; $159.1 million in 2019; $490.2 million in 2020; and $69.2 million in 2022.

                         CONSECO, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              --------------------


     Income tax expense (benefit) was as follows:

                                                                                            For the nine months
                                                                                            ended September 30,
                                                                                           ----------------------
                                                                                           2002              2001
                                                                                           ----              ----
                                                                                            (Dollars in millions)
Current tax provision.................................................................     $  127.7        $  71.9
Deferred tax provision (benefit)......................................................       (768.0)        (163.4)
                                                                                           --------        -------

  Income tax expense (benefit) on period income.......................................       (640.3)         (91.5)

Valuation allowance...................................................................      1,314.4            -
                                                                                           --------        -------

        Total income tax expense (benefit)............................................     $  674.1        $ (91.5)
                                                                                           ========        =======



     A reconciliation of the U.S. statutory corporate income tax rate to the effective rate reflected in the consolidated statement of operations is as follows:

                                                                                                      Nine months ended
                                                                                                         September 30,
                                                                                                      2002          2001
                                                                                                      ----          ----
U.S. statutory corporate rate..................................................................       (35.0)%      (35.0)%
Valuation allowance............................................................................        57.7          -
Nondeductible goodwill amortization............................................................         7.6          8.4
Other nondeductible expenses...................................................................         -            (.3)
State taxes....................................................................................        (1.2)         3.7
Provision for tax issues and other.............................................................        .5           (4.4)
                                                                                                      -----        -----

       Effective tax rate......................................................................        29.6%       (27.6)%
                                                                                                      =====        =====

                         CONSECO, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              --------------------


     CHANGES IN DIRECT CORPORATE OBLIGATIONS

     Notes payable, representing direct corporate obligations, were as follows (interest rates as of September 30, 2002):

                                                                              September 30,    December 31,
                                                                                  2002             2001
                                                                                  ----             ----
                                                                                  (Dollars in millions)
$1.5 billion bank credit facility (8.5%).....................................   $1,493.3           $1,493.3
8.5% senior notes due 2002...................................................      224.9              302.3
8.5% guaranteed senior notes due 2003 (a)....................................        1.0                -
8.125% senior notes due 2003.................................................       63.5               63.5
6.4% senior notes due 2003...................................................      234.1              250.0
6.4% guaranteed senior notes due 2004 (a)....................................       14.9                -
10.5% senior notes due 2004..................................................       24.5               24.5
8.75% senior notes due 2004..................................................      423.7              788.0
8.75% guaranteed senior notes due 2006 (a)...................................      364.3                -
6.8% senior notes due 2005...................................................       99.2              250.0
6.8% guaranteed senior notes due 2007 (a)....................................      150.8                -
9.0% senior notes due 2006...................................................      150.8              550.0
9.0% guaranteed senior notes due 2008 (a)....................................      399.2                -
10.75% senior notes due 2008.................................................       37.6              400.0
10.75% guaranteed senior notes due 2009 (a)..................................      362.4                -
Other........................................................................        2.2                2.6
                                                                                --------           --------

     Total principal amount..................................................    4,046.4            4,124.2
Unamortized net discount related to issuance of notes payable ...............      (38.7)             (42.1)
Mark-to-market adjustment related to hedging transactions (see note
       entitled "Accounting for Derivatives")................................        -                  5.5
Unamortized fair market value of terminated interest rate swap agreements
       (see note entitled "Accounting for Derivatives")......................        9.0                -
                                                                                --------           --------

     Direct corporate obligations............................................   $4,016.7           $4,087.6
                                                                                ========           ========

---------------------------
(a) Such notes were issued pursuant to a debt exchange offer completed in April 2002 as further described in the following paragraphs.


     As described in the note to the consolidated financial statements entitled "Events of Default and Liquidity Issues," the Company has not made any interest or principal payments on any of its direct corporate obligations since its August 9, 2002 announcement that it intends to effectuate a fundamental restructuring of the Company's capital structure. As a result of its failure to make such payments, Conseco has defaulted on its obligations under certain notes, which gave the holders of the notes the right to accelerate the maturity of all principal and past due interest. Conseco's default with respect to the payment of principal on the notes due October 15, 2002 also resulted in defaults under approximately $4.0 billion principal amount of debt obligations, $481.3 million of principal amount of the guaranteed D&O loans and approximately $1.9 billion of trust preferred securities through cross-default provisions contained in the governing instruments. The Company is also not in compliance with certain covenants under its bank credit agreement and the guarantees of the D&O loans. Although Conseco received a waiver of the covenant violations from the relevant lenders, the waiver, as extended, expired on October 17, 2002. Conseco has obtained forbearance agreements from the relevant lenders, pursuant to which the lenders have agreed to temporarily refrain from exercising default-related remedies with respect to certain specified events of default under the bank credit agreement and the guarantees of the D&O loans. These forbearance agreements expire on November 27, 2002 and are subject to various conditions.

     In April 2002, Conseco completed an exchange of approximately $1.3 billion aggregate principal amount of newly issued guaranteed notes for our senior unsecured notes held by "qualified institutional buyers," institutional "accredited investors", or

                         CONSECO, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              --------------------

non-U.S. persons in transactions outside the United States. The bonds which were exchanged have identical principal and interest components, but the new bonds have extended maturities in exchange for an enhanced ranking in the Company's capital structure. The purpose of the exchange offer was to extend the maturity profile of the existing notes in order to improve our financial flexibility and to enhance our future ability to refinance public debt. The new notes are guaranteed on a senior subordinated basis by CIHC, the holding company of our principal operating subsidiaries, including the subsidiaries that engage in our insurance and finance businesses. As a result, the new notes are structurally senior to the existing notes. The new notes were not registered under the Securities Act of 1933, as amended, and may not be offered or sold in the United States absent registration or an exemption from registration. We entered into a registration rights agreement for the benefit of each exchange participant in which we agreed to file, and did file, an exchange offer registration statement with the SEC with respect to the new notes. However, as a result of our decision to restructure the Company's capital, we do not intend to make the registered exchange offer. Accordingly, the affected notes will accrue additional interest as liquidated damages under the registration rights agreement. The results of the exchange by issue were as follows:

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

     Effective March 20, 2002, Conseco reached agreement with the participating banks in our bank credit facility to modify certain terms and conditions within the $1.5 billion bank credit agreement (referred to herein as the "amended credit facility"). The most significant changes in the amended credit facility include (i) a change in financial covenant requirements; (ii) a change in the distribution of proceeds on asset sales; (iii) a reduction in the minimum liquidity requirement at the holding company necessary to pay trust preferred dividends; and (iv) a provision permitting the Company to exchange up to $2.54 billion aggregate principal amount of newly issued notes guaranteed by CIHC. As noted above, the new notes are structurally senior to the existing notes, but subordinated to the CIHC guarantee of the bank credit facility. We are currently not in compliance with certain covenants of the amended credit facility. As stated above, we have obtained forbearance agreements from the relevant lenders, pursuant to which the lenders have agreed to temporarily refrain from exercising default-related remedies with respect to certain specified events of default under the amended credit facility. These forbearance agreements expire on November 27, 2002 and are subject to various conditions.

     As a result of the defaults described above, all amounts outstanding under the amended credit facility have been accelerated and are immediately due and payable, subject to the terms of the forbearance agreement. Absent these defaults, the amended credit facility would have been due on December 31, 2003, and could have been extended to March 31, 2005, subject to the satisfaction of a number of conditions.

     Pursuant to our amended credit facility, we agreed to the manner in which any proceeds received from asset sales (including our AWE investment) occurring after September 30, 2002 (with certain exceptions), would be applied. The first $219 million of such proceeds could be retained by the Company to be used to meet our other debt obligations. The next $313 million were to be applied pro rata to the principal payments on the amended credit facility and to a segregated cash account to be held as collateral for our guarantee of the D&O loans. The next $250 million were to be divided equally between the Company and to pay pro rata the principal payments on the amended credit facility and the D&O loans. Proceeds in excess of $915 million and all proceeds during the period December 31, 2003 through March 31, 2004 were to be divided as follows: (i) 25 percent to be retained by the Company; and (ii) 75 percent to pay pro rata the principal payments on the amended credit facility and the D&O loans. Proceeds received after March 31, 2004, were to be divided equally between the Company and to pay pro rata the principal payments on the amended bank credit facility and the D&O loans. Given its current intentions to effectuate a restructuring, the Company does not anticipate completing any material asset sales or financing transactions in the near-term which would be subject to the provisions described above.

                         CONSECO, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              --------------------

     Our amended credit facility requires the Company to maintain various financial ratios and balances, as defined in the agreement. At September 30, 2002, we were not in compliance with several covenants in our amended credit facility but have received forbearance agreements from the relevant lenders, pursuant to which the lenders have agreed to temporarily refrain from exercising default-related remedies with respect to certain specified events of default under the amended credit facility. The forbearance agreements expire on November 27, 2002 and are subject to various conditions. Absent the agreements, the covenant violations give the lenders the right to declare all borrowings under the amended credit facility due and payable. We were in violation of the following financial covenants we agreed to maintain at September 30, 2002: (i) a debt to capitalization ratio of less than .375:1.0 at September 30, 2002 and decreasing over time, as defined in the agreement, to 0.300:1.0 at March 31, 2004 and thereafter (such ratio was .458:1.0 at September 30, 2002); (ii) an interest coverage ratio greater than 1.10:1.0 for the four quarters ending September 30, 2002 and changing over time, as defined in the agreement, to 2.50:1.0 for the four quarters ending September 30, 2004 and thereafter (such ratio was 1.09:1.0 for the four quarters ended September 30, 2002); (iii) adjusted earnings, as defined in the agreement, of at least $1,200.0 million for the four quarters ending September 30, 2002 and increasing over time, as defined in the agreement, to $1,700.0 million for the four quarters ending September 30, 2004 (the adjusted earnings for the four quarters ended September 30, were $1,103.8 million); and (iv) Conseco Finance tangible net worth, as defined in the agreement, of at least $1.2 billion at September 30, 2002; and $1.6 billion at March 31, 2005 (such tangible net worth was less than $1.2 billion at September 30, 2002). We also agreed to maintain the ratio of aggregate total adjusted capital to aggregate authorized control level risk-based capital (as defined by the National Association of Insurance Commissioners) with respect to our insurance subsidiaries of at least 250 percent (such ratio was greater than 250 percent at September 30, 2002). Our amended credit facility provides that any charges taken to write off goodwill to the extent required by SFAS 142 will be excluded from the various financial ratios and covenants that we are required to meet or maintain.

     The amended credit facility reduces the 90-day moving average cash balance we must maintain at the parent company from $100 million to $50 million. The Company is required to have at least $50 million of cash on hand immediately after making a trust preferred dividend payment in addition to the 90-day moving average requirement. The amended agreement also states that in the event one of Conseco's significant insurance subsidiaries is rated "B" or below by A.M. Best, the Company must take certain actions to generate liquidity and accelerate the repayment of the amended credit facility. All of our significant insurance subsidiaries are rated "B" by A.M. Best.

     The amended credit facility prohibits the payment of cash dividends on our common stock until the Company has received investment grade ratings on its outstanding public debt. Such agreement also prohibits the repurchase of our common stock. The amended credit facility limits the issuance of additional debt, contingent obligations, liens, asset dispositions, other restrictive agreements, affiliate transactions, change in business and modification of terms of debt or preferred stock, all as defined in the agreements. The obligations under our credit facility are also guaranteed by CIHC.

     Effective September 9, 2002, we were subject to the default interest rate on the amended credit facility. Such rate is based on the prime rate plus a margin of 3.75 percent. Prior to September 9, 2002, the interest rate on the amended credit facility was based on an IBOR rate plus a margin of 3.25 percent. Borrowings under our amended credit facility averaged $1,493.3 million during the first nine months of 2002, at a weighted average interest rate of 5.21 percent.

     During the second quarter of 2002, we repurchased: (i) $76.4 million par value of the 8.5% notes due October 2002 (resulting in an extraordinary gain of $1.1 million, net of income taxes of $.6 million); and (ii) $1.0 million of the 6.4% notes due February 2003 (resulting in an extraordinary gain of $.1 million, net of income taxes of $.1 million).

     During the first nine months of 2001, we repurchased: $64.6 million par value of the 7.6% senior notes due June 2001 (resulting in an extraordinary gain of $.3 million, net of income taxes of $.2 million); and $25.0 million par value of the 8.5% senior notes due 2002 (resulting in an extraordinary gain of $.6 million, net of income taxes of $.3 million).

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

                         CONSECO, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              --------------------


     CHANGES IN DIRECT FINANCE OBLIGATIONS (EXCLUDING NOTES PAYABLE RELATED TO SECURITIZED FINANCE RECEIVABLES STRUCTURED AS COLLATERALIZED
     BORROWINGS)

     Notes payable (excluding notes payable related to securitized finance receivables structured as collateralized borrowings) of Conseco Finance were as follows (interest rates as of September 30, 2002):


                                                                              September 30,    December 31,
                                                                                  2002             2001
                                                                                  ----             ----
                                                                                  (Dollars in millions)
Master repurchase agreements (warehouse facilities) due on various dates in
   2002 and 2003 (2.88%).....................................................   $  465.8           $1,679.0
Residual facility collateralized by retained interests in securitizations
   due 2004 (3.82%)..........................................................      512.3              507.3
Medium term notes due September 2002.........................................        -                189.7
10.25% senior subordinated notes due June 2002...............................        -                138.2
Bank credit facility due December 2002 (9.31%)...............................       75.0               21.0
Other........................................................................        1.4                1.5
                                                                                --------           --------

     Total principal amount..................................................    1,054.5            2,536.7

Unamortized net discount and deferred fees...................................        -                 (8.8)
                                                                                --------           --------

     Direct finance obligations..............................................   $1,054.5           $2,527.9
                                                                                ========           ========

     Conseco Finance is not in compliance with its adjusted tangible net worth requirement, fixed charge coverage ratio, GAAP net worth to total managed receivables ratio or non-warehouse debt to GAAP net worth ratio as of September 30, 2002 as required by its warehouse facility and residual facility. Conseco Finance entered a forbearance agreement with Lehman pursuant to which Lehman has agreed to temporarily refrain from exercising any rights arising from events of default that occurred under such facilities as of the date of such forbearance agreement, including certain events of default triggered by Conseco Finance not being in compliance with certain financial covenants. This forbearance agreement expires on November 29, 2002 and is subject to various conditions. In addition, Conseco Finance was not in compliance with various financial covenants with respect to its bank credit facility. Conseco Finance is currently in the process of attempting to obtain a forbearance or similar agreement. Absent the forbearance or similar agreement, the covenant violation gives the lender the right to declare all borrowings under the bank credit facility due and payable ($75.0 million was outstanding pursuant to this facility at September 30, 2002). Conseco Finance has obtained a waiver from U.S. Bank in connection with cross-defaults that have occurred under this credit facility resulting from Conseco defaulting on its debt obligations. This waiver also provides for amendments to the credit facility that further restrict Conseco Finance's access to liquidity by successive step-downs in the size of the facility and for the termination of the facility and its repayment in full by December 31, 2002.

     Pursuant to Conseco Finance's residual facility collateralized by retained interests in securitizations, Conseco Finance is required to maintain collateral based on estimated fair values. Due to the decrease in estimated fair value of its retained interests, Conseco Finance's collateral was $128.9 million deficient at September 30, 2002 (as calculated in accordance with the relevant transaction documents). Conseco Finance has executed a forbearance agreement with Lehman, in which among other things, Lehman has agreed not to cause accelerated repayment of the residual facility based on the collateral deficiency through November 29, 2002. Under the terms of the forebearance agreement, Lehman is retaining certain cash flows from Conseco Finance's retained interests pledged to this facility and applying these cash flows to the margin deficit. We are currently not able to provide sufficient additional collateral or repay this credit facility.

     At November 15, 2002, Conseco Finance had $1.4 billion of committed master repurchase agreements and other facilities for the purpose of financing its consumer and commercial finance loan production. These facilities typically provide financing of a certain percentage of the underlying collateral and are subject to the availability of eligible collateral and, in some cases, the willingness of the lender to continue to provide financing. At September 30, 2002, Conseco Finance had borrowed $1.1 billion under these agreements. Conseco Finance is unable to predict whether it will be able to obtain replacement financing when current facilities expire or terminate. There can be no assurance that financing will

                         CONSECO, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              --------------------

be obtainable on favorable terms, if at all. To the extent that Conseco Finance is unable to arrange any third party or other financing, its loan origination activities would be adversely affected, which would have further material adverse effects on its operations, financial results and cash position.

     In the first quarter of 2002, Conseco Finance entered into various transactions with Lehman and its affiliates pursuant to which Lehman extended the terms of Conseco Finance's: (a) warehouse line from September 2002 to September 2003; (b) borrowings with respect to approximately $90 million of miscellaneous assets ("Miscellaneous Borrowings") from January 31, 2002 to June 2003; and (c) residual line from February 2003 to February 2004 under which financing is being provided on our interest-only securities, servicing rights and retained interests in other subordinated securities issued by the securitization trusts. Conseco Finance agreed to an amortization schedule by which the outstanding balance under the Miscellaneous Borrowings is required to be repaid by June 2003. Conseco Finance also entered into a revised agreement governing the movement of cash from Conseco Finance to the parent company. Conseco Finance and Lehman have agreed to amend the agreement such that Conseco Finance must maintain liquidity (cash and available borrowings, as defined) of at least: (i) $50 million until March 31, 2003; and (ii) $100 million from and after April 1, 2003.

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

     Lehman's warrant permits the holder to purchase 5 percent of Conseco Finance at a nominal price. The holder of the warrant may cause the warrant and any stock issued upon its exercise to be purchased for cash at an appraised value in May 2003. Since the warrant permits cash settlement at fair value at the option of the holder of the warrant, it has been included in other liabilities and is measured at fair value, with changes in its value reported in earnings. The warrant had a nominal value at September 30, 2002. Pursuant to a modification of the financing agreement, the holder was given a derivative instrument which permits the conversion of the warrant (subject to certain terms and conditions) into convertible preferred stock of Conseco with a stated value of $50 million. The convertible preferred stock is convertible into Conseco common stock at $10 per share, pays no dividend and is mandatorily redeemable by Conseco in January 2012 at its stated value. The derivative is measured at fair value, with changes in its value reported in earnings. The derivative had a nominal value at September 30, 2002. See the note to the consolidated financial statements entitled "Special Charges - Reduction in Value of Warrant" for the amount reported in earnings for the quarter ended September 30, 2002.

     The residual facility collateralized by retained interests in securitizations and the warehouse facility require Conseco Finance to maintain various financial ratios, as defined in such agreements. At September 30, 2002, Conseco Finance was not in compliance with the adjusted tangible net worth requirement, fixed charge coverage ratio, GAAP net worth to total managed receivables ratio or non-warehouse debt to GAAP net worth ratio. Conseco Finance has entered into a forbearance agreement related to these facilities through November 29, 2002. At the end of the forbearance period, the covenant violation gives the lender the ability to declare all borrowings under these facilities due and payable. These ratios include: (i) an adjusted tangible net worth of at least $1.5 billion (such amount was $.8 billion at September 30, 2002); (ii) a fixed charge coverage ratio of not less than 1.0:1.0 for the four quarters ending September 30, 2002, and defined periods thereafter (such ratio was ..58:1.0 for the period ended September 30, 2002); (iii) a ratio of net worth to total managed receivables of not less than 4:100 (such ratio was 2.39:100 at September 30, 2002); and (iv) a ratio of total non-warehouse debt less finance receivables and certain other assets, as defined in the agreement, to net worth of less than 1.0:2.0 (such ratio was 2.00:2.0 at September 30, 2002). These credit facilities also require Conseco Finance to maintain liquidity of greater than $50 million. As of September 30, 2002, Conseco Finance's liquidity was $63.9 million. Subsequent to September 30, 2002, Conseco

                         CONSECO, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              --------------------

Finance's liquidity was less than $50 million.

     The credit facility with U.S. Bank requires Conseco Finance to maintain various financial ratios, as defined in the agreements. As of September 30, 2002, Conseco Finance was not in compliance with any of the following financial ratios. Conseco Finance is currently in the process of attempting to obtain a forbearance or similar agreement from U.S. Bank. Absent the forbearance or similar agreement, the covenant violation gives the lender the right to declare all borrowings under the bank credit facility due and payable. These ratios include: (i) an adjusted tangible net worth of at least $1.5 billion (such amount was $.8 billion at September 30, 2002); (ii) a fixed charge coverage ratio of not less than 1.0:1.0 for the four quarters ending September 30, 2002, and defined periods thereafter (such ratio was .58:1.0 for the four quarters ended September 30, 2002); (iii) a ratio of net worth to total managed receivables of not less than 4:100 (such ratio was 2.39:100 at September 30, 2002); and (iv) a ratio of total non-warehouse debt less finance receivables and certain other assets, as defined in the agreement, to net worth of less than 1.0:2.0 (such ratio was 2.00:2.0 at September 30, 2002).

     During the first nine months of 2002, Conseco Finance repurchased $46.9 million par value of its senior subordinated notes and medium term notes resulting in an extraordinary gain of $3.9 million (net of income taxes). In March 2002, Conseco Finance completed a tender offer pursuant to which it purchased $75.8 million par value of its senior subordinated notes due June 2002. The purchase price was equal to 100 percent of the principal amount of the notes plus accrued interest. The remaining principal amount outstanding of $34.8 million of the senior subordinated notes was retired at maturity on June 3, 2002.

     In April 2002, Conseco Finance completed a tender offer pursuant to which it purchased $158.5 million par value of its medium term notes due September 2002 and $3.7 million par value of its medium term notes due April 2003. The purchase price was equal to 100 percent of the principal amount of the notes plus accrued interest. In June 2002, Conseco Finance tendered for the remaining $8.2 million par value of its medium term notes due September 2002. Pursuant to the tender offer $5.5 million par value of the notes was tendered in July. The purchase price was equal to 101 percent of the principal amount of the notes plus accrued interest. The remaining principal amount outstanding of the medium term notes after giving effect to both tender offers and other debt repurchases completed prior to the tender offers of $2.7 million was retired at maturity on September 26, 2002.

     NOTES PAYABLE RELATED TO SECURITIZED FINANCE RECEIVABLES STRUCTURED AS COLLATERALIZED BORROWINGS

     Notes payable related to securitized finance receivables structured as collateralized borrowings were $14,662.9 million at September 30, 2002. The principal and interest on these notes are paid using the cash flows from the underlying finance receivables which serve as collateral for the notes. Accordingly, the timing of the principal payments on these notes is dependent on the payments received on the underlying finance receivables which back the notes. In some instances, the Company is required to advance principal and interest payments even though the payments on the underlying finance receivables which back the notes have not yet been received. The average interest rate on these notes at September 30, 2002, was 6.3 percent. The notes payable balance also includes amounts related to financing transactions securitized by: (i) capitalized expenses related to the refurbishment of repossessed assets; and
(ii) principal and interest advances. The outstanding liability on these facilities at September 30, 2002 was $85 million.

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

                         CONSECO, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              --------------------

     CHANGES IN COMMON STOCK

     Changes in the number of shares of common stock outstanding were as follows:

                                                                                              Nine months ended
                                                                                                 September 30,
                                                                                              -------------------
                                                                                              2002           2001
                                                                                              ----           ----
                                                                                              (Shares in thousands)
Balance, beginning of period.............................................................   344,743        325,318
   Stock options exercised...............................................................         6            407
   Shares issued in conjunction with the acquisition of Exl..............................         -          3,411
   Shares issued pursuant to stock purchase contracts related to the FELINE PRIDES.......         -         11,351
   Shares issued under employee benefit compensation plans...............................     1,258            913
                                                                                            -------        -------

Balance, end of period...................................................................   346,007        341,400
                                                                                            =======        =======


     In February 2001, the Company issued 11.4 million shares of Conseco common stock pursuant to stock purchase contracts related to the FELINE PRIDES. This transaction is discussed in further detail in the note above entitled "Changes in Minority Interest".

     RECENTLY ISSUED ACCOUNTING STANDARDS

     The FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment of Long-Lived Assets" ("SFAS 144") in August 2001. This standard addresses the measurement and reporting for impairment of all long-lived assets. It also broadens the definition of what may be presented as a discontinued operation in the consolidated statement of operations to include components of a company's business segments. SFAS 144 requires that long-lived assets currently in use be written down to fair value when considered impaired. Long-lived assets to be disposed of are written down to the lower of cost or fair value less the estimated cost to sell. The Company adopted this standard on January 1, 2002. We have followed this standard in determining when it is appropriate to recognize impairments on assets we have decided to sell as part of our efforts to raise cash. We have also followed this standard in determining that our variable annuity business line should be presented as a discontinued operation in our consolidated financial statements (see the note to the consolidated financial statements entitled "Discontinued Operations").

     The FASB issued Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141"), and SFAS 142 in June 2001. Under the new rules, intangible assets with an indefinite life are no longer amortized in periods subsequent to December 31, 2001, but are subject to annual impairment tests (or more frequent under certain circumstances), effective January 1, 2002. The Company adopted SFAS 141 and SFAS 142 effective January 1, 2002 (refer to the note entitled "Cumulative Effect of Accounting Change and Goodwill Impairment" for additional discussion).

     The FASB issued Statement of Financial Accounting Standards No. 146, "Accounting for Exit or Disposal Activities" ("SFAS 146") in June 2002. SFAS 146 addresses financial accounting and reporting for costs that are associated with exit and disposal activities and supercedes Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)" ("EITF 94-3"). SFAS 146 is required to be used to account for exit or disposal activities that are initiated after December 31, 2002. The provisions of EITF 94-3 shall continue to apply for an exit activity initiated prior to the adoption of SFAS 146. SFAS 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of commitment to an exit or disposal plan. The Company plans to adopt the provisions of SFAS 146 on January 1, 2003. We do not expect the initial adoption of SFAS 146 to have an impact on the Company's consolidated financial statements.

                         CONSECO, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              --------------------


     DISCONTINUED OPERATIONS

     In October 2002, Conseco Life Insurance Company of Texas completed the sale of CVIC to Inviva, Inc. ("Inviva"), a holding company that owns The American Life Insurance Company of New York. CVIC marketed tax qualified annuities and certain employee benefit-related insurance products through professional independent agents. Pursuant to SFAS 144, CVIC is accounted for as a discontinued operation and our consolidated statements of operation for all periods have been restated to reflect this presentation. For the purpose of our September 30, 2002, consolidated balance sheet, the combined assets and liabilities of CVIC are presented separately. The consideration received from Inviva at closing (subject to adjustment based upon the adjusted statutory balance sheet of CVIC at September 30, 2002) totaled $83.7 million, of which $35.0 million was in the form of Series D Preferred Shares (the "Preferred Shares") issued by Inviva and the remainder was in cash. In addition, Conseco Life Insurance Company of Texas received a dividend of approximately $75 million from CVIC immediately prior to the closing. We recognized a loss on the sale of $71.0 million (net of an income tax benefit of $38.2 million).

     The issuance of the Preferred Shares was intended to provide Inviva with short-term bridge financing. The Preferred Shares accrue dividends (in-kind) at an annual rate of 19 percent. On or after December 31, 2002, our insurance subsidiary that holds these shares may elect to exchange the Preferred Shares for non-voting common stock of JNF Holding Company, Inc., a wholly owned subsidiary of Inviva, ("JNF") that now owns all of the stock of CVIC. If not previously exchanged, on October 15, 2003, the Preferred Shares will be mandatorily exchanged into the common stock of JNF and our insurance subsidiary that holds the Preferred Shares will be entitled to receive a $1.67 million cash fee upon the occurrence of such exchange. After the exchange has occurred, such JNF common stock may be repurchased by JNF at any time at 115 percent of the stated value of the Preferred Shares plus accrued and unpaid dividends thereon immediately prior to the exchange.

     In connection with the sale of CVIC, we agreed to provide, for a fee, various administrative and technical services in order to allow CVIC to continue to operate and to facilitate the transition of CVIC to Inviva. Such services are being provided pursuant to an Administrative and Transition Services Agreement (the "Transition Agreement"). The term of the Transition Agreement is nine months subject to extension or early termination. As part of the CVIC sale, Conseco agreed that it would not engage in the variable annuity or variable insurance business for a period of three years after the closing.

     The following summarizes selected financial information of CVIC:


                                                                                   September 30,    December 31,
                                                                                        2002           2001
                                                                                   -------------    ------------
                                                                                       (Dollars in millions)
     Total investments...........................................................    $   750.3       $1,400.1
     Cost of policies purchased..................................................         20.7          100.7
     Cost of policies produced...................................................         44.1          228.0
     Assets held in separate accounts............................................      1,191.4        1,649.1
     Total assets................................................................      2,542.5        3,631.1

     Insurance liabilities.......................................................      1,252.5        1,382.9
     Liabilities related to separate accounts....................................      1,191.4        1,649.1
     Investment borrowings.......................................................          -            151.8
     Total liabilities...........................................................      2,458.8        3,242.6

     Net assets of discontinued operations.......................................         83.7          388.5

                         CONSECO, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              --------------------


                                                                                           Nine months
                                                                                              ended
                                                                                           September 30,
                                                                                       --------------------
                                                                                       2002            2001
                                                                                       ----            ----
                                                                                       (Dollars in millions)
     Insurance policy income.....................................................    $  30.5         $ 52.5
     Net investment income.......................................................     (217.3)         (63.3)
     Net realized investment losses..............................................      (57.8)         (31.0)
     Total revenues..............................................................     (244.4)         (41.7)

     Insurance policy benefits...................................................     (234.7)         (74.6)
     Amortization................................................................      224.6           30.7
     Total expenses..............................................................        4.3          (21.5)

     Pre-tax income (loss).......................................................     (248.7)         (20.2)

     LITIGATION AND OTHER LEGAL PROCEEDINGS

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

     Conseco Finance was served with various related lawsuits filed in the United States District Court for the District of Minnesota. These lawsuits were generally filed as purported class actions on behalf of persons or entities who purchased common stock or options to purchase common stock of Conseco Finance during alleged class periods that generally run from July 1995 to January 1998. One action (Florida State Board of Admin. v. Green Tree Financial Corp., et. al, Case No. 98-1162) was brought not on behalf of a class, but by the Florida State Board of Administration, which invests and reinvests retirement funds for the benefit of state employees. In addition to Conseco Finance, certain current and former officers and directors of Conseco Finance are named as defendants in one or more of the lawsuits. Conseco Finance and other defendants obtained an order consolidating the lawsuits seeking class action status into two actions, one of which pertains to a purported class of common stockholders (In re Green Tree Financial Corp. Stock Litig., Case No. 97-2666) and the other of which pertains to a purported class of stock option traders (In re Green Tree Financial Corp. Options Litig., Case No. 97-2679). Plaintiffs in the lawsuits assert claims under Sections 10(b) (and Rule 10b-5 promulgated thereunder) and 20(a) of the Securities Exchange Act of 1934. In each case, plaintiffs allege that Conseco Finance and the other defendants violated federal securities laws by, among other things, making false and misleading statements about the current state and future prospects of Conseco Finance (particularly with respect to prepayment assumptions and performance of certain loan portfolios of Conseco Finance) which allegedly rendered Conseco Finance's financial statements false and misleading. On August 24, 1999, the United States District Court for the District of Minnesota issued an order dismissing with prejudice all claims alleged in the lawsuits. The plaintiffs subsequently appealed the decision to the U.S. Court of Appeals for the 8th Circuit. A three judge panel issued an opinion on October 25, 2001, reversing the United States District Court's dismissal order and remanding the actions to the United States District Court. Pretrial discovery has commenced. The Company believes that the lawsuits are without merit and intends to continue to defend them vigorously. The ultimate outcome of these lawsuits cannot be predicted with certainty.

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

                         CONSECO, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              --------------------

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

     We maintained certain directors' and officers' liability insurance that was in force at the time the Indiana securities and derivative litigation (the derivative litigation is described below) was commenced and which, in our view, applies to the claims asserted in that litigation. The insurers denied coverage for those claims, so we commenced a lawsuit against them on June 13, 2001, in Marion County Circuit Court in Indianapolis, Indiana (Conseco, Inc., et al. v. National Union Fire Insurance Company of Pittsburgh, PA, Royal & SunAlliance, Westchester Fire Insurance Company, RLI Insurance Company, Greenwich Insurance Company and Certain Underwriters at Lloyd's of London, Case No. 49C010106CP001467) (the "coverage litigation") seeking, among other things, a judicial declaration that coverage for those claims exists. The primary insurance carrier, National Union Fire Insurance Co. of Pittsburgh, PA, has paid its full $10 million in policy proceeds toward the settlement of the securities litigation; in return, National Union has been released from the coverage litigation. The first excess insurance carrier, Royal & SunAlliance ("Royal"), has paid its full $15 million in policy proceeds toward the settlement, but reserved rights to continue to litigate coverage. The second excess insurance carrier, Westchester Fire Insurance Company, has paid its full $15 million in policy proceeds toward the settlement without a reservation of rights and has been released from the coverage litigation. The third excess insurance carrier, RLI Insurance Company ("RLI"), has paid its full $10 million in policy proceeds toward the settlement, but initially reserved rights to continue to litigate coverage. RLI has subsequently settled (for $50,000 paid by certain of the individual insureds as partial payment of RLI's attorneys' fees incurred in the coverage litigation), and RLI is no

                         CONSECO, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              --------------------

longer continuing to dispute coverage. The fourth excess insurance carrier, Greenwich Insurance Company ("Greenwich"), has paid its full $25 million in policy proceeds toward the settlement without a reservation of rights and has been released from the coverage litigation. The final excess carrier, Certain Underwriters at Lloyd's of London ("Lloyd's"), refused to pay or to escrow its $25 million in policy proceeds toward the settlement and is continuing to litigate coverage. Under the April 15 MOU, the settlement of the securities litigation will proceed notwithstanding the continuing coverage litigation between the Company, Royal and Lloyd's. Since the United States District Court for the Southern District of Indiana has approved the settlement of the securities litigation prior to resolution of the coverage litigation, $90 million plus accrued interest is available for distribution to the putative class. The remaining funds, with interest, will be distributed at the conclusion of the coverage litigation (or, in the case of the $25 million at issue in the litigation with Lloyd's, on December 31, 2005, if the litigation with Lloyd's has not been resolved by that date), with such funds coming either from Lloyd's (if the Company prevails in the coverage litigation) or from the Company (if the Company does not prevail). We intend to pursue our coverage rights vigorously. Because the directors' and officers' liability insurance that was in force at the time the litigation commenced provides for coverage of $100 million, the Company's best estimate of its exposure in the litigation is $20 million (i.e., the excess of the $100 million in coverage). The Company believes that the insurance applies to the claims in the securities litigation and that the two insurers who are continuing to litigate the coverage issue were obligated to pay their policy limits to fund the settlement, as the other four carriers have done. Accordingly, $20 million is our best estimate of a probable loss at September 30, 2002. We have established an estimated liability of $40 million and claim for recovery of $40 million at September 30, 2002. Such amounts include: (i) $15 million related to the insurer that paid its portion of the settlement into a fund but reserved its rights to continue to litigate coverage (which litigation is proceeding); and (ii) $25 million related to the insurer that has refused to pay. The Company believes that it is probable that the coverage litigation will result in a determination that the insurer that paid under a reservation of rights has no right to recoup the payment that it made, and that the insurer that refused to pay is obligated to do so under its policy. We believe it is probable that the latter insurer will pay its portion of the coverage once such determination is made. The ultimate outcome cannot be predicted with certainty.

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

     Commencing in August 2002 a total of eight purported securities fraud class action lawsuits have been filed in the United States District Court for the Southern District of Indiana. The complaints name as defendants the Company, along with certain current and former officers of the Company, and were filed on behalf of persons or entities who purchased the Company's common stock on various dates between October 24, 2001 and August 9, 2002. In each case Plaintiffs allege claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and allege material omissions and dissemination of materially misleading statements regarding, among other things, the liquidity of the Company and alleged problems in the Company's manufactured housing division, allegedly resulting in the artificial inflation of the Company's stock price in the marketplace. These cases are expected to be consolidated into one action. The Company believes these lawsuits are without merit and intends to defend them vigorously. The ultimate outcome of these lawsuits cannot be predicted with certainty.

     Conseco Finance is a defendant in two arbitration proceedings in South Carolina (Lackey v. Green Tree Financial Corporation, n/k/a Conseco Finance Corp. and Bazzle v. Green Tree Financial Corporation, n/k/a Conseco Finance Corp.)

                         CONSECO, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              --------------------

where the arbitrator, over Conseco Finance's objection, allowed the plaintiffs to pursue purported class action claims in arbitration. The two purported arbitration classes consist of South Carolina residents who obtained real estate secured credit from Conseco Finance's Manufactured Housing Division (Lackey) and Home Improvement Division (Bazzle) in the early and mid 1990s, and did not receive a South Carolina specific disclosure form relating to selection of attorneys and insurance agents in connection with the credit transactions. The arbitrator, in separate awards issued on July 24, 2000, awarded a total of $26.8 million in penalties and attorneys' fees. The awards were confirmed as judgments in both Lackey and Bazzle. These cases were consolidated into one case, and Conseco Finance appealed them to the South Carolina Supreme Court. Oral argument was heard on March 21, 2002. On August 26, 2002 the South Carolina Supreme Court affirmed the arbitration judgments, and Conseco Finance filed a petition for writ of certiorari with the U.S. Supreme Court on October 23, 2002. Conseco Finance has posted appellate bonds, including $21 million of cash, for these cases. Conseco Finance intends to challenge the awards vigorously and believes that the arbitrator erred by, among other things, conducting class action arbitrations without the authority to do so and misapplying South Carolina law when awarding the penalties. The ultimate outcome of this proceeding cannot be predicted with certainty.

     On January 15, 2002, Carmel Fifth, LLC ("Carmel"), an indirect, wholly owned subsidiary of the Company, exercised its rights to require 767 Manager, LLC ("Manager"), an affiliate of Donald J. Trump, to elect within 60 days, either to acquire Carmel's interests in 767 LLC for $499.4 million, or to sell its interests in 767 LLC to Carmel for $15.6 million (the "Buy/Sell Right"). Such rights were exercised pursuant to the Limited Liability Company Agreement of 767 LLC. 767 LLC is a Delaware limited liability company that owns the General Motors Building, a 50-story office building in New York, New York. 767 LLC is owned by Carmel and Manager. On February 6, 2002, Mr. Trump commenced a civil action against the Company, Carmel and 767 LLC in New York State Supreme Court, entitled Donald J. Trump v. Conseco, Inc., et al. (the "State Court Action"). Plaintiff claims that the Company and Carmel breached an agreement, dated July 3, 2001, to sell Carmel's interests to plaintiff for $295 million on or before September 15, 2001 (the "July 3rd Agreement"). Specifically, plaintiff claims that the Company and Carmel improperly refused to accept a reasonable guaranty of plaintiff's payment obligations, refused to complete the sale of Carmel's interest before the September 15, 2001 deadline, repudiated an oral promise to extend the September 15 deadline indefinitely and repudiated the July 3rd Agreement by exercising Carmel's Buy/Sell Right. Plaintiff asserts claims for breach of contract, breach of the implied covenant of good faith and fair dealing, promissory estoppel, unjust enrichment and breach of fiduciary duty. Plaintiff is seeking compensatory and punitive damages of approximately $1 billion and declaratory and injunctive relief blocking Carmel's Buy/Sell Right. On March 25, 2002, Carmel filed a Demand for Arbitration and Petition and Statement of Claim with the American Arbitration Association ("AAA") to have the issues relating to the Buy/Sell Right resolved by arbitration (the "Arbitration"). Manager and Mr. Trump requested the New York State Supreme Court to stay that arbitration, but the Court denied Manager's and Trump's request on May 2, 2002, allowing the arbitration to proceed. In addition, Conseco and Carmel filed a Motion to Dismiss Mr. Trump's lawsuit on March 25, 2002. By Stipulation and Order, dated June 14, 2002, the State Court Action was stayed, pending resolution of the Arbitration. On June 10, 2002, Manager and Trump filed their Statement of Position which included affirmative defenses and counterclaims against Carmel and the Company, arising out of the same alleged breaches of the July 3rd Agreement that had formed the basis of the State Court Action. The Arbitration was heard by a Panel of three arbitrators in five hearing days between September 25, 2002 and October 29, 2002, and the parties filed Post-Hearing Briefs on November 5, 2002. The parties are awaiting a decision from the Panel. The Company believes that Mr. Trump's lawsuit is without merit and intends to defend it vigorously. The ultimate outcome cannot be predicted with certainty.

     On June 24, 2002, the heirs of a former officer, Lawrence Inlow, commenced an action against the Company, Conseco Services, LLC, and two former officers in the Boone Circuit Court (Inlow et al. v. Conseco, Inc., et al., Cause No. 06C01-0206-CT-244). The heirs assert that unvested options to purchase 756,248 shares of our common stock should have been vested at Mr. Inlow's death. The heirs further claim that if such options had been vested, they would have been exercised, and that the resulting shares of common stock would have been sold for a gain of approximately $30 million based upon a stock price of $58.125 per share, the highest stock price during the alleged exercise period of the options. We believe the heirs' claims are without merit and will defend the action vigorously. The ultimate outcome cannot be predicted with certainty.

     On March 27, 2002, seven holders of our bank debt filed a lawsuit in the United States District Court for the Northern District of Illinois (AG Capital Funding Partners LP, et al. v. Conseco, Inc., Case No. 02C2236). They filed a voluntary dismissal of that action on April 25, 2002, and an order dismissing the case was entered on April 26, 2002. On April 15, 2002, the same holders filed an action in the Circuit Court of Cook County, Illinois (AG Capital Funding Partners LP, et al. v. Conseco, Inc., Case No. 02CH07453). On March 20, 2002, we amended our credit facilities to provide, in part, that in the

                         CONSECO, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              --------------------

event of certain asset sales, we are not obligated to prepay amounts borrowed under the credit agreement until we have received in excess of $352 million of net proceeds from those sales. The plaintiff holders assert that 100 percent of the holders of the bank debt must vote in favor of an amendment of the provisions relating to the triggering of mandatory prepayments. We believe that the amendment of the mandatory prepayment provisions of the credit agreement complied with the terms of the credit agreement, and we believe this lawsuit is without merit. In June 2002, the plaintiff holders filed a motion for summary judgment. The parties began discovery in connection with that motion, and the Circuit Court scheduled a hearing on the motion for October 4, 2002. However, we and the plaintiffs subsequently agreed to adjourn that hearing and to postpone indefinitely all further proceedings in the litigation. Accordingly, there is no schedule currently in place for the resolution of the plaintiffs' motion or the litigation generally, although the litigation remains pending. The ultimate outcome of these proceedings cannot be predicted with certainty. Except with respect to the mandatory prepayment provisions of the credit agreement, this lawsuit does not challenge any other portion of the March 20, 2002 amendment to the credit agreement.

     The Company has been notified that the staff of the U.S. Securities and Exchange Commission has obtained a formal order of investigation in connection with an inquiry that relates to events in and before the spring of 2000, including the Company's accounting for its interest-only securities and servicing rights. These issues were among those addressed in the Company's write-down and restatement in the spring of 2000, and were the subject of shareholder class action litigation, which has recently been settled as described above. The Company is cooperating with the SEC staff in this matter.

     The Company has been notified that the Alabama Securities Commission is examining the Company's 1998 Directors/Officers & Key Employees Stock Purchase Program and the 2000 Employee Stock Purchase Program Work-Down Plan. The Company is cooperating with the Commissioner's staff in this matter.

     In October, 2002, Roderick Russell, on behalf of himself and a class of persons similarly situated, and on behalf of the ConsecoSavePlan filed an action in the United States District Court for the Southern District of Indiana against the Company, Conseco Services LLC and certain current and former officers of the Company (Roderick Russell, et al v Conseco, Inc., et al, Case No. 1:02-CV-1639
LJM). The purported class action consists of all individuals whose 401(k) accounts held common stock of the Company at any time from April 28, 1999 through the present. The complaint alleges, among other things, breaches of fiduciary duties under ERISA by continuing to permit employees to invest in the common stock of the Company without full disclosure of the Company's true financial condition. The Company believes the lawsuit is without merit and intends to defend it vigorously. The ultimate outcome of the lawsuit cannot be predicted with certainty.

     In addition, the Company and its subsidiaries are involved on an ongoing basis in other lawsuits and arbitrations (including purported class actions) related to their operations. These actions include one action brought by the Texas Attorney General regarding long term care policies, two purported nationwide class actions involving claims related to "vanishing premiums," two purported nationwide class actions involving claims related to "modal premiums" (the alleged imposition and collection of insurance premium surcharges in excess of stated annual premiums) and an arbitration involving a dispute with a reinsurer of a block of long term care business. The ultimate outcome of all of these other legal matters pending against the Company or its subsidiaries cannot be predicted, and, although such lawsuits are not expected individually to have a material adverse effect on the Company, such lawsuits could have, in the aggregate, a material adverse effect on the Company's consolidated financial condition, cash flows or results of operations.

                         CONSECO, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              --------------------


     CONSOLIDATED STATEMENT OF CASH FLOWS

     The following disclosures supplement our consolidated statement of cash flows:


                                                                                                 Nine months ended
                                                                                                   September 30,
                                                                                               ---------------------
                                                                                               2002             2001
                                                                                               ----             ----
                                                                                               (Dollars in millions)
Cash flows from operating activities:
   Net loss.................................................................................. $(6,147.2)   $(349.1)
   Adjustments to reconcile net income (loss) to net cash provided by operating activities:
       Interest-only securities investment income............................................     (15.8)     (47.0)
       Cash received from interest-only securities, net......................................     (54.2)      18.8
       Servicing income......................................................................     (54.5)     (89.0)
       Cash received from servicing activities...............................................      33.7       56.1
       Provision for losses..................................................................     735.2      420.5
       Loss (gain) on sale of finance receivables............................................      13.9      (21.6)
       Amortization and depreciation.........................................................     800.3      688.2
       Income taxes..........................................................................     410.7     (245.5)
       Insurance liabilities.................................................................     279.9      279.4
       Accrual and amortization of investment income.........................................     162.8       86.6
       Deferral of cost of policies produced and purchased...................................    (391.4)    (515.6)
       Gain on sale of interest in riverboat.................................................       -       (192.4)
       Impairment charges....................................................................     701.3      386.9
       Goodwill impairment...................................................................     500.0        -
       Special charges.......................................................................     166.3       49.4
       Cumulative effect of change in accounting.............................................   2,949.2        -
       Minority interest.....................................................................     134.8      139.1
       Net investment losses.................................................................     582.7      333.7
       Loss on CVIC sale.....................................................................     109.3        -
       Extraordinary (gain) loss on extinguishment of debt...................................      (8.1)       5.7
       Other.................................................................................    (171.5)    (159.0)
                                                                                               --------     ------

         Net cash provided by operating activities...........................................  $  737.4     $845.2
                                                                                               ========     ======


                                                                                                       Nine months ended
                                                                                                         September 30,
                                                                                                       2002          2001
                                                                                                       ----          ----
                                                                                                     (Dollars in millions)
Non-cash items not reflected in the investing and financing activities sections of the consolidated statement of cash flows:
     Issuance of common stock under stock option and employee benefit plans.......................     $13.0         $16.5
     Issuance of convertible preferred shares.....................................................       2.1          11.6
     Value of FELINE PRIDES retired and transferred from minority interest to common
       stock and additional paid-in capital.......................................................       -           496.6
     Issuance of common stock in connection with the acquisition of Exl...........................       -            52.6
     Increase in other invested assets and notes payable-direct corporate obligations reflecting the
       estimated fair value of interest rate swap agreements......................................       -            29.1

                         CONSECO, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              --------------------


     SPECIAL CHARGES

     2002

     The following table summarizes the special charges incurred by the Company during the three and nine months ended September 30, 2002, which are further described in the paragraphs which follow (dollars in millions):


                                                                                      Three months        Nine months
                                                                                          ended              ended
                                                                                      September 30,      September 30,
                                                                                          2002               2002
                                                                                      -------------      -------------


     Loss related to reinsurance transactions and businesses sold to raise cash.....     $  71.1              $146.6
     Costs related to debt modification and refinancing transactions................        23.5                47.8
     Restructuring costs............................................................        12.1                12.1
     Reduction in value of Lehman warrant...........................................       (38.1)              (38.1)
     Other items....................................................................        19.6                44.6
                                                                                         -------              ------

         Special charges before income tax benefit..................................     $  88.2              $213.0
                                                                                          ======              ======


     Loss related to reinsurance transactions and businesses sold to raise cash

     We have sold portions of our insurance and financing businesses to raise cash. We completed various asset sales (including the sale of Manhattan National Life Insurance Company) and reinsurance transactions which resulted in net losses of $71.1 million and $146.6 million in the three and nine months ended September 30, 2002. Such amounts included: (i) a loss of $94.4 million ($48.7 million of which was recognized in the third quarter of 2002) related to the sales of $383 million of certain finance receivables; (ii) a loss of $39.0 million recognized in the second quarter of 2002 related to the reinsurance of a portion of our life insurance business; and (iii) an impairment charge of $20.0 million (recognized in the third quarter of 2002) associated with the value of a subsidiary which we have entered into an agreement to sell. Such losses were partially offset by asset sales resulting in a net gain of $6.8 million during the first nine months of 2002.

     Costs related to debt modification and refinancing transactions

     In conjunction with the various modifications to borrowing arrangements and refinancing transactions (including the debt exchange offer completed in April
2002) and the recognition of deferred expenses for terminated financing arrangements, we incurred costs of $47.8 million in the first nine months of 2002 (of which $23.5 million was recognized in the third quarter of 2002) which are not permitted to be deferred pursuant to GAAP.

     Restructuring costs

     We incurred expenses totaling $12.1 million in the three and nine months ended September 30, 2002, related to professional and advisory fees incurred related to the restructuring of our capital.

     Reduction in value of warrant

     As partial consideration for a financing transaction, Conseco Finance issued a warrant which permits the holder to purchase 5 percent of Conseco Finance at a nominal price. The holder of the warrant or Conseco Finance may cause the warrant and any stock issued upon its exercise to be purchased for cash at an appraised value in May 2003. Additionally, until May 2003, the holder has the right (subject to certain terms and conditions) to convert the warrant into convertible preferred stock of Conseco. Since the warrant permits cash settlement at fair value at the option of the holder of the warrant, it has been included in other liabilities and is measured at fair value, with changes in its value reported in earnings. The estimated fair value of the warrant at September 30, 2002 was nil based on current valuations of Conseco Finance. Accordingly, we recorded a $38.1 million reduction in the value of the warrant during the third quarter of 2002.

                         CONSECO, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              --------------------


     Other items

     In the third quarter of 2002, we incurred a $16.3 million charge for the abandonment of certain computer processing systems at Conseco Finance. We are abandoning such systems given the recent changes to our business and our decision to no longer originate certain types of loans.

     In addition, other items include expenses incurred: (i) as a result of the termination of our chief financial officer in the first quarter of 2002; (ii) in conjunction with the transfer of certain customer service and backroom operations to our India subsidiary; (iii) for severance benefits; and (iv) for other items which are not individually significant. The Company has recently sold its India subsidiary and expects to reduce the customer service and backroom operations conducted there. See the note to the consolidated financial statements entitled "Subsequent Events."

     SPECIAL CHARGES

     2001

     The following table summarizes the special charges incurred by the Company during the third quarter of 2001 and for the first nine months of 2001, which are further described in the paragraphs which follow (dollars in millions):

                                                                                         Three months      Nine months
                                                                                             ended            ended
                                                                                         September 30,    September 30,
                                                                                             2001             2001
                                                                                        ---------------  --------------
   Organizational restructuring:
      Severance benefits.............................................................       $ -               $15.3
      Office closings and sale of artwork............................................         -                 7.1
      Loss related to sale of certain finance receivables............................         -                11.2
   Amounts related to discontinued operations........................................         -                 8.5
   Other items.......................................................................        14.7              28.4
                                                                                            -----             -----

      Special charges before income tax benefit......................................       $14.7             $70.5
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

     The Company has recently sold its India subsidiary and expects to reduce the customer service and backroom operations conducted there. See the note to the consolidated financial statements entitled "Subsequent Events."

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

                         CONSECO, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              --------------------

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

     Other items

     Other items included expenses incurred: (i) in conjunction with the transfer of certain customer service and backroom operations to our India subsidiary; (ii) for legal and consulting fees with respect to services provided related to various debt and organizational restructuring transactions; (iii) pursuant to the terms of the employment agreement for our chief executive officer; and (iv) for other items which are not individually significant.

     The Company has recently sold its India subsidiary and expects to reduce the customer service and backroom operations conducted there. See the note to the consolidated financial statements entitled "Subsequent Events."

     SALE OF INTEREST IN RIVERBOAT

     In the first quarter of 2001, the Company sold its 29 percent ownership interest in the riverboat casino in Lawrenceburg, Indiana, for $260 million. We recognized a net gain on the sale of $192.4 million.

     CONDENSED FINANCIAL INFORMATION AND GUARANTEES OF CIHC, INCORPORATED

     CIHC has guaranteed the following debt: (i) Conseco's amended credit facilities which had a principal balance of $1,493.3 million at September 30, 2002; (ii) up to $250.0 million of certain obligations of Conseco Finance; (iii) up to $481.3 million of D&O loans; and (iv) $1,292.6 million aggregate principal amount of newly issued notes (the "new notes") which were exchanged in April 2002 for certain outstanding senior unsecured notes as described in the note entitled "Changes in Direct Corporate Obligations". The guarantees of the new notes rank junior in right of payment to CIHC's guarantee of the amended credit facilities, CIHC's guarantee of certain obligations of Conseco Finance, CIHC's guarantee of the D&O loans and certain other debt (including $353.5 million owed to Conseco Finance).

     In addition to these guarantees, CIHC has pledged its stock in Conseco Finance and its interest in certain intercompany notes to secure $141.6 million of the D&O loans. This CIHC collateral, as well as certain Conseco collateral, is shared pro rata with holders of the 8.125% senior notes due 2003 ($63.5 million of which was outstanding as of September 30, 2002) and the 10.5% senior notes due 2004 ($24.5 million of which was outstanding as of September 30, 2002).

                         CONSECO, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              --------------------


     The following condensed financial information summarizes the accounts of CIHC. Such condensed financial information should be read in conjunction with the consolidated financial statements of Conseco.

ASSETS


                                                                      September 30,
                                                                          2002
                                                                          ----
                                                                  (Dollars in millions)
Cash and cash equivalents.............................................  $     .5
Other invested assets.................................................       5.7
Investment in wholly owned subsidiaries
    (eliminated in consolidation).....................................   5,034.3
Notes receivable from Conseco Finance
    (eliminated in consolidation).....................................     316.5
Receivable from subsidiaries (eliminated in consolidation)............   1,547.3
Other assets..........................................................        .2
                                                                        --------

          Total assets................................................  $6,904.5
                                                                        ========

LIABILITIES AND SHAREHOLDER'S EQUITY

Liabilities:
    Notes payable to subsidiaries (eliminated in consolidation).......  $1,054.9
    Payable to subsidiaries (eliminated in consolidation).............     330.3
    Income taxes......................................................     173.8
    Other liabilities.................................................        .8
                                                                        --------

          Total liabilities...........................................   1,559.8
                                                                        --------

Shareholder's equity:
    Preferred stock...................................................     263.9
    Common stock and additional paid-in capital.......................   8,718.8
    Accumulated other comprehensive loss..............................     135.3
    Accumulated deficit...............................................  (3,773.3)
                                                                        --------

          Total shareholder's equity..................................   5,344.7
                                                                        --------

          Total liabilities and shareholder's equity..................  $6,904.5
                                                                        ========

                         CONSECO, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              --------------------


                                                                       Three months ended        Nine months ended
                                                                       September 30, 2002       September 30, 2002
                                                                       ------------------       ------------------
                                                                                   (Dollars in millions)
Revenues:
    Net investment income.........................................         $      .1                  $      .3
    Dividends from subsidiaries (eliminated in consolidation).....               -                        276.0
    Fee and interest income from subsidiaries
       (eliminated in consolidation)..............................              (2.6)                      59.2
                                                                           ---------                  ---------

          Total revenues..........................................              (2.5)                     335.5
                                                                           ----------                 ---------

Expenses:
    Intercompany expenses (eliminated in consolidation)...........               4.1                       35.6
    Special charges...............................................               (.2)                        .1
    Operating costs and expenses..................................                .8                        2.4
                                                                           ---------                  ---------

          Total expenses..........................................               4.7                       38.1
                                                                           ---------                  ---------

          Income before income taxes, equity in undistributed earnings of subsidiaries, discontinued operations, extraordinary gain and cumulative effect of
             accounting change....................................              (7.2)                     297.4

Income tax expense (benefit)......................................              (2.4)                       8.2
                                                                           ---------                  ---------

       Income (loss) before equity in undistributed earnings
             of subsidiaries, discontinued operations, extraordinary
             gain and cumulative effect of accounting change......              (4.8)                     289.2

Equity in undistributed earnings of subsidiaries (net of dividends from subsidiaries) before extraordinary gain and cumulative
    effect of accounting change (eliminated in consolidation).....          (1,986.1)                  (2,591.0)
                                                                           ---------                  ---------

       Loss before discontinued operations, extraordinary
             gain and cumulative effect of accounting change......          (1,990.9)                  (2,301.8)

Discontinued operations, net of tax, of subsidiary................            (162.1)                    (162.1)
Extraordinary gain on extinguishment of debt, net of tax,
    of subsidiary.................................................               -                          3.9
Cumulative effect of accounting change, net of tax, of
    subsidiaries..................................................               -                     (2,949.2)
                                                                           ---------                  ----------

       Net loss...................................................          (2,153.0)                  (5,409.2)

Preferred stock dividends.........................................               6.6                       19.9
                                                                           ---------                  ---------

       Loss applicable to common stock............................         $(2,159.6)                 $(5,429.1)
                                                                           =========                  =========

                         CONSECO, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              --------------------

     SUBSEQUENT EVENTS

     Recent Changes in Executive Management

     On October 3, 2002, Gary C. Wendt, Conseco's Chairman and Chief Executive Officer, resigned his position of Chief Executive Officer. Mr. Wendt remains Chairman of the Board of Conseco.

     On November 7, 2002, Conseco's Board of Directors elected William J. Shea to serve as Chief Executive Officer of Conseco. Mr. Shea will also continue to serve as President and Chief Operating Officer.

     On November 7, 2002, Conseco's Board of Directors also elected Eugene M. Bullis to serve as Executive Vice President and Chief Financial Officer of Conseco. Mr. Bullis replaced Mr. Shea, who had been the Acting Chief Financial Officer.

     Recent Events Regarding Our Finance Subsidiary

     On October 22, 2002, Conseco announced that its board of directors approved a plan to seek new investors or acquirers for Conseco's finance businesses and that it had engaged the investment banking firms of Lazard Freres & Co. LLC and Credit Suisse First Boston to pursue various alternatives, including securing new investors and/or selling Conseco Finance's three lines of business: (i) manufactured housing; (ii) mortgage services; and (iii) consumer finance.

     In furtherance of this effort, Conseco Finance has initiated a process to sell its wholly-owned subsidiary, Mill Creek Bank Inc. ("Mill Creek Bank" formerly known as Conseco Bank, Inc.), and its home equity and private label credit card businesses. On behalf of Conseco Finance, Credit Suisse First Boston has received several non-binding indications of interest to acquire Mill Creek Bank. Non-binding indications of interests have been received in connection with the potential acquisition of the home equity and private label businesses.

     Although Conseco Finance intends to maximize the value obtainable from any transaction involving Conseco Finance's businesses, there can be no assurance that any transaction will be completed or if completed, will be on acceptable terms to satisfy Conseco Finance's current liquidity requirements.

     Conseco Finance is also undertaking efforts to restructure its manufactured housing business. Originations have been significantly curtailed and Conseco Finance is analyzing potential approaches to reducing the negative cash flow that currently results from the servicing of this portfolio and the payment of guarantees on the B-2 securities issued in connection with securitizations of manufactured housing receivables. These approaches may require amendments of documentation with respect to the manufactured housing securitizations and such amendments may require the approval of a majority or supermajority of the investors in some or all of the classes of securities issued under those securitizations on a transaction by transaction basis. There can be no assurance that Conseco Finance will be successful in receiving such consents, effecting such amendments, or otherwise restructuring its manufactured housing business.

     The book value of Conseco's investment in Conseco Finance was approximately $1.2 billion at September 30, 2002. It currently seems highly unlikely that the net proceeds to Conseco from the potential transactions summarized above will result in such value.

     Sale of Investment in India Subsidiary

     In November 2002, the Company completed the sale of its India subsidiary, where the Company had planned to move a significant number of jobs. The Company had previously written off a significant portion of the value of this investment in conjunction with the impairment charge related to goodwill. Accordingly, no significant additional loss is expected to be recognized on the sale.

     The Company expects to reduce the customer service and backroom operations conducted in India in the next several months.

                         CONSECO, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              --------------------

     Sale of CVIC

     In October 2002, the Company completed the sale of CVIC. See the note to the consolidated financial statements entitled "Discontinued Operations."

                         CONSECO, INC. AND SUBSIDIARIES
                              --------------------

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     In this section, we review Conseco's consolidated results of operations for the three months and nine months ended September 30, 2002 and 2001, and significant changes in our consolidated financial condition. Please read this discussion in conjunction with the accompanying consolidated financial statements and notes.

     Consolidated results and analysis

     The net loss applicable to common stock of $1,769.2 million in the third quarter of 2002, or $5.11 per diluted share, included: (i) net investment losses (net of related costs, amortization and taxes) of $162.0 million, or 47 cents per share; (ii) a loss of $4.3 million, or 1 cent per share, related to our venture capital investment in AWE; (iii) a provision for loss of $39.0 million, or 11 cents per share, related to the Company's guarantee of bank loans to directors, officers and key employees to purchase shares of Conseco common stock; (iv) special charges of $57.3 million, or 16 cents per share, as summarized in the note to the consolidated financial statements entitled "Special Charges"; (v) a deferred income tax valuation allowance of $311.4 million, or 90 cents per share; (vi) charges related to discontinued operations of $90.3 million, or 26 cents per share; (vii) a goodwill impairment charge of $500.0 million, or $1.45 per share; and (viii) an impairment charge of $440.1 million, or $1.27 per share, related to the Company's retained interests in securitization trusts and servicing rights. The net loss applicable to common stock of $410.6 million in the third quarter of 2001, or $1.21 cents per diluted share, included: (i) net investment losses (net of related costs, amortization and taxes) of $98.9 million, or 29 cents per share; (ii) a loss of $45.2 million, or 13 cents per share, related to our venture capital investment in AWE; (iii) an impairment charge of $224.4 million, or 66 cents per share, related to the Company's retained interests in securitization trusts and servicing rights; (iv) a provision for loss of $38.7 million, or 11 cents per share, related to the Company's guarantee of bank loans to directors, officers and key employees to purchase shares of Conseco common stock; (v) special charges and amounts related to the major medical business in run-off of $49.7 million, or 15 cents per share, as summarized in the note to the consolidated financial statements entitled "Special Charges"; (vi) amounts related to discontinued operations of $9.3 million, or 3 cents per share; and (vii) an extraordinary gain of $.7 million, or nil cents per share, related to the early retirement of debt.

     The net loss applicable to common stock of $6,149.3 million in the first nine months of 2002, or $17.79 per diluted share, included: (i) net investment losses (net of related costs, amortization and taxes) of $325.2 million, or 94 cents per share; (ii) a loss of $69.3 million, or 20 cents per share, related to our venture capital investment in AWE; (iii) a provision for loss of $130.0 million, or 38 cents per share, related to the Company's guarantee of bank loans to directors, officers and key employees to purchase shares of Conseco common stock; (iv) special charges of $138.5 million, or 40 cents per share, as summarized in the notes to the consolidated financial statements entitled "Special Charges"; (v) a deferred income tax valuation allowance of $1,314.4 million, or $3.80 per share; (vi) an extraordinary gain of $5.1 million, or 1 cent per share, related to the early retirement of debt; (vii) the cumulative effect of an accounting change for goodwill impairment of $2,949.2 million, or $8.53 per share, related to the adoption of SFAS 142; (viii) charges related to discontinued operations of $162.1 million, or 47 cents per share; (ix) a goodwill impairment charge of $500.0 million, or $1.45 per share; and (x) an impairment charge of $440.1 million, or $1.27 per share, related to the Company's retained interests in securitization trusts and servicing rights. The net loss applicable to common stock of $360.7 million in the first nine months of 2001, or $1.07 per diluted share, included: (i) net investment losses (including related costs, amortization and taxes) of $176.2 million, or 52 cents per share; (ii) a loss of $41.9 million, or 12 cents per share, related to our venture capital investment in AWE; (iii) the gain on the sale of our interest in a riverboat of $122.6 million, or 35 cents per share; (iv) an impairment charge of $250.4 million, or 74 cents per share, related to the Company's retained interests in securitization trusts and servicing rights; (v) a provision for loss of $38.7 million, or 11 cents per share, related to the Company's guarantee of bank loans to directors, officers and key employees to purchase shares of Conseco common stock; (vi) special charges, additional amortization and amounts related to the major medical business in run-off of $128.4 million, or 39 cents per share, as summarized in the notes to the consolidated financial statements entitled "Special Charges"; (vii) amounts related to discontinued operations of $14.5 million, or 4 cents per share; and (viii) an extraordinary charge of $4.0 million, or 1 cent per share, related to the early retirement of debt.

     We evaluate performance and determine future earnings goals based on operating earnings which we define as income before: (i) net investment gains (losses)(less that portion of amortization of cost of policies purchased and cost of policies produced and income taxes relating to such gains (losses));
(ii) the venture capital income (loss) related to our investment in AWE; (iii) the gain on the sale of our interest in a riverboat; (iv) special items not related to the continuing operations of our businesses (including impairment charges to reduce the value of retained interests in securitization trusts and servicing rights, special charges, changes in deferred income tax valuation allowance, goodwill impairment and the provision for losses related to loan

                         CONSECO, INC. AND SUBSIDIARIES
                              --------------------

guarantees); (v) the effect on amortization of the cost of policies purchased and produced of significant changes in assumptions used to estimate future gross profits of insurance businesses; (vi) the net income (loss) related to the major medical business in run-off; and (vii) the effect of accounting changes and extraordinary gain (loss) on extinguishment of debt. The criteria used by management to identify the items excluded from operating earnings include whether the item: (i) relates to other than the continuing operations of our businesses; (ii) is infrequent; (iii) is material to net income (loss); (iv) results from restructuring activities; (v) results from a change in the regulatory environment; and/or (vi) relates to the sale of an investment or the change in estimated market value of our venture capital investments. The non-operating items which may occur will vary from period to period and since these items are determined based on management's discretion, inconsistencies in the application of the criteria may exist. Operating earnings are determined by adjusting GAAP net income for the above mentioned items. While these items may be significant components in understanding and assessing our consolidated financial performance, we believe that the presentation of operating earnings enhances the understanding of our results of operations by highlighting net income attributable to the normal, recurring operations of the business and by excluding events that materially distort trends in net income. However, operating earnings are not a substitute for net income (loss) determined in accordance with GAAP.

                         CONSECO, INC. AND SUBSIDIARIES
                              --------------------

Results of operations by segment for the three and nine months ended September 30, 2002 and 2001

     The following tables and narratives summarize our operating results by business segment.

                                                                    Three months ended       Nine months ended
                                                                      September 30,             September 30,
                                                                    -------------------      -----------------
                                                                    2002           2001      2002         2001
                                                                    ----           ----      ----         ----
                                                                                (Dollars in millions)

Operating earnings (losses) from continuing operations
   before taxes and goodwill amortization:
     Insurance and fee-based segment operating earnings
       (losses)...............................................    $    (7.1)    $ 197.5    $   250.1     $ 595.8

     Finance segment operating earnings (losses)..............       (120.0)       72.5        (46.3)      216.2
                                                                  ---------     -------    ---------     -------
     Subtotal.................................................       (127.1)      270.0        203.8       812.0
                                                                  ---------     -------    ---------     -------
Holding company activities:
   Corporate expenses, less charges to subsidiaries for
     services provided........................................        (14.0)       (9.3)       (32.7)      (10.1)
   Interest and dividends, net of corporate investment income.       (124.6)     (130.8)      (366.0)     (421.2)
   Allocation of interest to finance segment..................          -           -            -           7.3
                                                                  ---------     -------    ---------     -------
     Operating earnings (losses) from continuing operations
       before taxes and goodwill amortization.................       (265.7)      129.9       (194.9)      388.0

Taxes  .......................................................        100.9       (48.0)        69.3      (151.0)
                                                                  ---------     -------    ---------     -------
     Operating earnings (losses) from continuing operations
       before goodwill amortization...........................       (164.8)       81.9       (125.6)      237.0

Goodwill amortization.........................................          -         (27.0)          -        (79.9)
                                                                  ---------     -------    ---------     -------
     Operating earnings (losses) from continuing operations
       applicable to common stock.............................       (164.8)       54.9       (125.6)      157.1
                                                                  ---------     -------    ---------     -------
Non-operating items, net of tax:
   Deferred income tax valuation allowance....................       (311.4)        -       (1,314.4)        -
   Loss related to reinsurance transactions and businesses
     sold to raise cash.......................................        (46.2)        -          (95.3)       (7.5)
   Net realized losses........................................       (162.0)      (98.9)      (325.2)     (176.2)
   Provision for losses related to loan guarantees............        (39.0)      (38.7)      (130.0)      (38.7)
   Venture capital loss related to our investment
     in AT&T Wireless Services, Inc...........................         (4.3)      (45.2)       (69.3)      (41.9)
   Costs related to debt modification and refinancing
     transactions.............................................        (15.2)        -          (31.1)        -
   Major medical business in run-off and other
     non-recurring items......................................          4.1       (49.7)       (12.1)     (107.2)
   Discontinued operations....................................        (90.3)       (9.3)      (162.1)      (14.5)
   Gain on sale of interest in riverboat......................          -           -            -         122.6
   Impairment charge related to interest-only securities......       (440.1)     (224.4)      (440.1)     (250.4)
   Extraordinary gain (loss) on extinguishment of debt .......          -            .7          5.1        (4.0)
   Cumulative effect of accounting change.....................          -           -       (2,949.2)        -
   Goodwill impairment .......................................       (500.0)        -         (500.0)        -
                                                                  ---------     -------    ---------     -------
     Total non-operating items, net of tax....................     (1,604.4)     (465.5)    (6,023.7)     (517.8)
                                                                  ---------     -------    ---------     -------
Net loss applicable to common stock...........................    $(1,769.2)    $(410.6)   $(6,149.3)    $(360.7)
                                                                  =========     =======    =========     =======

                         CONSECO, INC. AND SUBSIDIARIES
                              --------------------


CRITICAL ACCOUNTING POLICIES

     Refer to "Critical Accounting Policies" in Conseco's 2001 Annual Report on Form 10-K for information on accounting policies that we consider critical in preparing our consolidated financial statements.

     The following updates the Critical Accounting Policies discussion for recent developments related to investments, our retained interests in securitization trusts and guarantee liability related to interests in securitization trusts, goodwill and income taxes.

     Investments

     At September 30, 2002, the carrying value of our investment portfolio was $22.6 billion. The accounting risks associated with these assets relate to the recognition of income, our determination of other-than-temporary impairments and our estimation of fair values.

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

     We regularly evaluate all of our investments for possible impairment based on current economic conditions, credit loss experience and other investee-specific developments. If there is a decline in a security's net realizable value that we believe is other than temporary, the decline is recognized as a realized loss and the cost basis of the security is reduced to its estimated fair value. For the first nine months of 2002, the Company recorded $489.8 million of writedowns of fixed maturities, equity securities, and other invested assets as a result of conditions that caused us to conclude a decline in fair value of the investments was other than temporary. The facts and circumstances resulting in the other-than-temporary losses are described in "Investments with Other-Than-Temporary Losses" included in this "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     Our evaluation of investments for impairment requires significant judgments to be made including: (i) the identification of potentially impaired securities;
(ii) the determination of their estimated fair value; and (iii) an assessment of whether any decline in estimated fair value is other than temporary. If new information becomes available or the financial condition of the investee changes, our judgments may change resulting in the recognition of an investment loss at that time. At September 30, 2002, our net accumulated other comprehensive income included gross unrealized losses on investments of $732.5 million; we consider all such declines in estimated fair value to be temporary. Our assessments of the potential other-than-temporary losses related to investments in our below-investment grade portfolio (or equity-type securities) at September 30, 2002 are described in "Investments with Unrealized Losses" included in this "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

     For more information on our investment portfolio and our critical accounting policies related to investments, see "Investments" included in this "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                         CONSECO, INC. AND SUBSIDIARIES
                              --------------------

     Retained Interests in Securitization Trusts and Guarantee Liability Related to Interests in Securitization Trusts Held by Others

     Our retained interests in securitization trusts represent the right to receive certain future cash flows from securitization transactions structured prior to September 8, 1999, and the value of these interests totaled $526.0 million at September 30, 2002. Such cash flows generally are equal to the value of the principal and interest to be collected on the underlying financial contracts of each securitization in excess of the sum of the principal and interest to be paid on the securities sold and contractual servicing fees. We carry our retained interests at estimated fair value. We estimate fair value by discounting the projected cash flows over the expected life of the receivables sold using current estimates of future prepayment, default, loss and interest rates. We record any unrealized gain or loss determined to be temporary, net of tax, as a component of shareholders' equity. Declines in value are considered to be other than temporary when: (i) the fair value of the security is less than its carrying value; and (ii) the timing and/or amount of cash expected to be received from the security has changed adversely from the previous valuation which determined the carrying value of the security. When declines in value considered to be other than temporary occur, we reduce the amortized cost to estimated fair value and recognize a loss in the statement of operations. The assumptions used to determine new values are based on our internal evaluations and consultation with external advisors having significant experience in valuing these securities.

     The estimation of the value of our retained interests in securitization transactions requires significant judgment. The Company has recognized significant impairment charges when the retained interests did not perform as well as anticipated based on our assumptions and expectations.

     Our current valuation of retained interests in securitization transactions may prove inaccurate in future periods. In the securitizations to which these retained interests relate, our finance subsidiary has retained certain contingent risks in the form of guarantees of certain lower rated securities issued by the securitization trusts. As of September 30, 2002, the total nominal amount of these guarantees was $1.4 billion. The net present value of expected future guarantee payments is classified as the "Guarantee liability related to interests in securitization trusts held by others" in the accompanying consolidated balance sheet and totaled $198.6 million at September 30, 2002. We valued the guarantee liability using the same assumptions used in valuing our retained interests in securitization trusts. If we have to make more payments on these guarantees than anticipated, or we experience higher than anticipated rates of loan prepayments, including those due to foreclosures or charge-offs, or any adverse changes in our other assumptions used for such valuation (such as interest rates and our loss mitigation policies), we could be required to recognize additional impairment charges (including potential payments related to $1.4 billion of guarantees) which could have a material adverse effect on our financial condition or results of operations. We consider any estimated payments related to these guarantees in the projected cash flows used to determine the value of our retained interests in securitization trusts.

     During the quarter ended September 30, 2002, Conseco Finance recognized an impairment charge related to the value of its retained interests in securitization trusts of $585.5 million. We also recognized a $115.8 million increase in the valuation allowance related to our servicing rights as a result of the changes in assumptions in the third quarter of 2002. See "Finance Operations - Impairment Charge" included in this "Management's Discussion and Analysis of Financial Condition" for additional discussion.

     Goodwill

     As more fully described in the note to our consolidated financial statements entitled "Cumulative Effect of Accounting Change and Goodwill Impairment", the Company recorded the cumulative effect of the accounting change for goodwill impairment of $2,949.2 million in the first quarter 2002. In addition, we recognized an impairment charge of $500 million in the quarter ended September 30, 2002, due to changes in the value of our insurance businesses resulting from recent events.

     The significant factors used to determine the amount of the impairments included analyses of industry market valuations, historical and projected performance of our insurance segment, discounted cash flow analyses and the market value of our common stock. The valuations utilized the best available information, including assumptions and projections we consider reasonable and supportable. The assumptions we used to determine the discounted cash flows involve significant judgments regarding the best estimate of future premiums, expected mortality and morbidity, interest earned and credited rates, persistency and expenses. The discount rates used were based on analyses of the weighted average cost of capital for other insurance companies and considered the specific risk factors related to Conseco. Pursuant to the guidance in SFAS 142, quoted market prices in active markets are the best evidence of fair value and shall be used as the basis for measurement, if available. Management believes that the assumptions and estimates used are reasonable given all available facts and circumstances. However, if projected cash flows are not realized in the future, we may be required to recognize additional impairments. Subsequent impairment tests will be performed on an annual basis, or more frequently if circumstances indicate a possible impairment. Subsequent impairments, if any, would be classified as an operating expense.

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

     A valuation allowance of $1,314.4 million has been provided for the entire net deferred income tax asset balance at September 30, 2002, as we believe the realization of such asset in future periods is uncertain. We reached this conclusion after considering the availability of taxable income in prior carryback years, tax planning strategies, and the likelihood of future taxable income exclusive of reversing temporary differences and carryforwards. This conclusion was greatly influenced by recent unfavorable developments affecting the Company such as rating downgrades that decrease the Company's likelihood to generate adequate future taxable income to realize the tax benefits.

     The Company established valuation contingencies related to certain tax uncertainties of the insurance companies we acquired on the date of their acquisition. We have determined that $146.2 million of such valuation contingencies are no longer necessary because the tax uncertainties no longer exist. Pursuant to Financial Accounting Standards Board Statement No. 109, "Accounting for Income Taxes", the benefit for the reduction of such valuation contingencies is first applied to reduce the related goodwill balances related to the acquisition. Accordingly, in the second quarter of 2002, we reduced such valuation contingencies (increasing deferred taxes) and goodwill balances by $146.2 million.

                         CONSECO, INC. AND SUBSIDIARIES
                              --------------------

Insurance and fee-based operations

                                                                               Three months ended       Nine months ended
                                                                                  September 30,            September 30,
                                                                               ------------------       -----------------
                                                                                2002         2001        2002        2001
                                                                                ----         ----        ----        ----
                                                                                           (Dollars in millions)
Premiums and asset accumulation product collections:
   Annuities............................................................    $   270.4     $  291.7    $  804.1    $  877.0
   Supplemental health..................................................        588.1        561.0     1,794.4     1,744.7
   Life.................................................................        112.6        204.6       483.9       632.1
   Group major medical..................................................         83.8         76.3       248.2       280.0
                                                                            ---------     --------    --------    --------
       Collections on insurance products from continuing operations.....      1,054.9      1,133.6     3,330.6     3,533.8

   Individual major medical in run-off..................................         16.6         91.8        89.2       293.0
   Discontinued operations..............................................         72.2         85.8       260.8       335.2
                                                                            ---------     --------    --------    --------
       Total collections on insurance products..........................      1,143.7      1,311.2     3,680.6     4,162.0

   Deposit type contracts...............................................         78.3         39.1       237.5       134.6
   Deposit type contracts - discontinued operations.....................          1.3          2.3         5.8         6.9
   Mutual funds.........................................................         18.1        124.3       144.6       356.1
                                                                            ---------     --------    --------    --------
       Total premiums and asset accumulation product collections........    $ 1,241.4     $1,476.9    $4,068.5    $4,659.6
                                                                            =========     ========    ========    ========
Average liabilities for insurance and asset accumulation products
   (excluding discontinued operations and our major medical
   business in run-off):
     Annuities:
       Mortality based..................................................    $   251.2    $   360.2   $   250.5   $   365.4
       Equity-linked....................................................      2,086.6      2,634.1     2,258.1     2,632.2
       Deposit based....................................................      7,841.5      7,906.4     7,998.1     7,956.5
       Separate accounts and investment trust liabilities...............      2,002.0      2,368.4     2,216.3     2,431.6
     Health.............................................................      5,518.1      5,143.3     5,376.3     5,063.8
     Life:
       Interest sensitive...............................................      4,122.9      4,033.7     4,052.7     4,033.2
       Non-interest sensitive...........................................      1,889.7      2,497.1     2,089.7     2,471.1
                                                                            ---------    ---------   ---------   ---------
         Total average liabilities for insurance and asset
           accumulation products, net of reinsurance ceded..............    $23,712.0    $24,943.2   $24,241.7   $24,953.8
                                                                            =========    =========   =========   =========
Revenues:
   Insurance policy income..............................................    $   800.6    $   803.1   $ 2,375.1   $ 2,421.8
   Net investment income:
     General account invested assets....................................        367.7        426.2     1,151.8     1,271.3
     Equity-indexed products based on the change in
       value of the S&P 500 Call Options................................        (27.3)       (28.2)      (97.8)      (84.3)
     Separate account assets............................................         (5.3)        (1.5)       (8.5)       (3.4)
   Fee revenue and other income.........................................         21.5         25.2        74.9        77.5
                                                                            ---------    ---------   ---------   ---------
       Total revenues (a)...............................................      1,157.2      1,224.8     3,495.5     3,682.9
                                                                            ---------    ---------   ---------   ---------
Expenses:
   Insurance policy benefits............................................        729.3        606.0     1,907.0     1,797.1
   Amounts added to policyholder account balances:
     Annuity products and interest-sensitive life products
       other than those listed below....................................        120.8        131.5       377.3       394.8
     Equity-indexed products based on S&P 500 Index.....................         (3.7)          .1       (18.9)        2.2
     Separate account liabilities.......................................         (5.3)        (1.5)       (8.5)       (3.4)
   Amortization related to operations...................................        182.5        148.3       579.6       455.2
   Interest expense on investment borrowings............................          1.1          7.8        11.4        22.7
   Other operating costs and expenses...................................        139.6        135.1       397.5       418.5
                                                                            ---------    ---------   ---------   ---------
       Total benefits and expenses (a)..................................      1,164.3      1,027.3     3,245.4     3,087.1
                                                                            ---------    ---------   ---------   ---------
       Operating income before goodwill amortization, goodwill
         impairment, income taxes and minority interest.................         (7.1)       197.5       250.1       595.8

Goodwill amortization...................................................          -          (27.0)        -         (79.9)
Goodwill impairment.....................................................       (500.0)         -        (500.0)        -
Net investment losses, including related costs and amortization.........       (249.2)      (152.1)     (500.3)     (271.0)
Special charges and additional amortization.............................         (2.2)        (4.7)      (42.0)      (17.4)
                                                                            ---------    ---------   ---------   ---------
       Income (loss) before income taxes, minority interest,
         extraordinary gain (loss) and cumulative effect of
         accounting change..............................................    $  (758.5)   $    13.7    $ (792.2)  $   227.5
                                                                            =========    =========   =========   =========

                                   (continued)

                         CONSECO, INC. AND SUBSIDIARIES
                              --------------------

                         (continued from previous page)

                                                                           Three months ended       Nine months ended
                                                                              September 30,           September 30,
                                                                           ------------------       -----------------
                                                                           2002          2001       2002         2001
                                                                           ----          ----       ----         ----
                                                                                      (Dollars in millions)
Ratios:
   Investment income, net of interest credited on annuities and universal life products and interest expense on investment borrowings, as a percentage of average liabilities for
     insurance and asset accumulation products (b)...............           4.00%        4.45%      4.33%        4.42%
   Operating costs and expenses (excluding amortization of cost of policies produced and cost of policies purchased) as a
     percentage of average liabilities for insurance and asset
     accumulation products.......................................           2.36%        2.17%      2.19%        2.23%

Health loss ratios:
   All health lines:
     Insurance policy benefits...................................          $575.0       $438.7   $1,492.1     $1,324.1
     Loss ratio..................................................          96.25%       75.00%     83.17%       75.12%

   Medicare Supplement:
     Insurance policy benefits...................................          $161.8       $159.3     $491.6       $488.9
     Loss ratio..................................................          64.07%       65.87%     65.33%       67.00%

   Long-Term Care:
     Insurance policy benefits...................................          $323.8       $195.5     $741.0       $571.9
     Loss ratio..................................................         144.82%       88.73%    110.08%       86.97%
     Interest-adjusted loss ratio................................         122.44%       69.53%     88.52%       68.24%

   Specified Disease:
     Insurance policy benefits...................................           $66.1        $59.1     $192.6       $186.3
     Loss ratio..................................................          71.50%       64.29%     68.72%       66.90%

   Other:
     Insurance policy benefits...................................           $23.3        $24.8      $66.9        $77.0
     Loss ratio..................................................          80.78%       80.39%     75.87%       79.47%

--------------------

(a) Revenues exclude net investment gains (losses); benefits and expenses exclude amortization related to realized gains and goodwill amortization.
(b) Investment income includes income from general account assets only. Average insurance liabilities exclude liabilities related to separate accounts, investment trust and reinsurance ceded.

     General: As more fully described in "Liquidity for insurance and fee-based operations," within "Management's Discussion and Analysis of Financial Condition and Results of Operations", our insurance subsidiaries financial strength ratings were downgraded by A.M. Best on August 14, 2002 to "B (fair)" and the ratings remain "under review with developing implications". The downgrade has caused sales of our insurance products to fall and policyholder redemptions and lapses to increase. This has had a material adverse impact on our financial results. Conseco's insurance subsidiaries develop, market and administer annuity, supplemental health, individual life insurance and other insurance products. We distribute these products through a career agency force, professional independent producers and direct response marketing. This segment excludes our discontinued operations and the major medical business in run-off.

     Liabilities for insurance products are calculated using management's best judgments of mortality, morbidity, lapse rates, investment experience and expense levels that are based on the Company's past experience and standard actuarial tables.

                         CONSECO, INC. AND SUBSIDIARIES
                              --------------------

     Collections on insurance products from continuing operations were $1.1 billion in the third quarter of 2002, down 6.9 percent from 2001. Collections on insurance products from continuing operations were $3.3 billion in the first nine months of 2002, down 5.8 percent from 2001. Sales of our insurance products were adversely affected by the A.M. Best downgrade described above. See "Premium and Asset Accumulation Product Collections" for further analysis.

     Average liabilities for insurance and asset accumulation products, net of reinsurance receivables, were $23.7 billion in the third quarter of 2002, down
4.9 percent from 2001. Average liabilities for insurance and asset accumulation products, net of reinsurance receivables, were $24.2 billion in the first nine months of 2002, down 2.9 percent from 2001. The decrease in such liabilities is primarily due to ceding approximately $870 million of insurance liabilities pursuant to reinsurance agreements entered into during the first quarter of 2002. In addition, policyholder redemptions and lapses have increased following the downgrade of our A.M. Best financial strength rating to "B (fair)". See the notes to the consolidated financial statements under the caption "Reinsurance" for additional discussion of the reinsurance transactions. See "Liquidity for insurance and fee-based operations" within "Management's Discussion and Analysis of Financial Condition and Results of Operations" for additional discussion of the A.M. Best ratings downgrade.

     Insurance policy income is comprised of: (i) premiums earned on policies which provide mortality or morbidity coverage; and (ii) fees and other charges made against other policies. See "Premium and Asset Accumulation Product Collections" for further analysis.

     Net investment income on general account invested assets (which excludes income on separate account assets related to variable annuities; and the income
(loss), cost and change in the fair value of S&P 500 Call Options related to equity-indexed products) was $367.7 million in the third quarter of 2002, down 14 percent from the same period in 2001 and was $1,151.8 million in the first nine months of 2002, down 9.4 percent from 2001. The average balance of general account invested assets in the third quarter of 2002 decreased 6.4 percent to $22.6 billion compared to the same period in 2001. The yield on these assets was
6.5 percent in 2002 and 7.1 percent in 2001. The average balance of general account invested assets decreased by .7 percent in the first nine months of 2002 to $23.6 billion compared to the same period in 2001. The yield on these assets decreased by .6 percentage points to 6.5 percent during the first nine months of 2002. The decrease reflects general decreases in investment interest rates between periods. Net investment income and the average balance of general account invested assets both reflect the transfer of a portion of our investment portfolio to reinsurers pursuant to recent reinsurance transactions. See the notes to the consolidated financial statements under the caption "Reinsurance" for additional discussion of reinsurance transactions.

     Net investment income related to equity-indexed products based on the change in value of the S&P 500 Call Options represents the change in the estimated fair value of our S&P 500 Index Call Options which are purchased in an effort to cover certain benefits accruing to the policyholders of our equity-indexed products. Our equity-indexed products are designed so that the investment income spread earned on the related insurance liabilities should be more than adequate to cover the cost of the S&P 500 Call Options and other costs related to these policies. Option costs that are attributable to benefits provided were $20.7 million and $28.2 million in the third quarters of 2002 and 2001, respectively; and $72.9 million and $89.7 million in the first nine months of 2002 and 2001, respectively. These costs are reflected in the change in market value of the S&P 500 Call Options included in the investment income amounts. Net investment income (loss) related to equity-indexed products before this expense was $(6.6) million and nil in the third quarters of 2002 and 2001, respectively; and $(24.8) million and $5.4 million in the first nine months of 2002 and 2001, respectively. Such amounts were partially offset by the corresponding charge (credit) to amounts added to policyholder account balances for equity-indexed products of $(3.7) million and $.1 million in the third quarters of 2002 and 2001, respectively; and $(18.9) million and $2.2 million in the first nine months of 2002 and 2001, respectively. Such income and related charge fluctuated based on the value of options embedded in the Company's equity-indexed annuity policyholder account balances subject to this benefit and to the performance of the S&P 500 Index to which the returns on such products are linked.

     Net investment income (loss) from separate account assets is offset by a corresponding charge (credit) to amounts added to policyholder account balances for separate account liabilities. Such income (loss) and related charge (credit) fluctuated in relationship to total separate account assets and the return earned on such assets.

     Fee revenue and other income includes: (i) revenues we receive for managing investments for other companies; and (ii) fees received for marketing insurance products of other companies. In the three and nine months ended September 30, 2002, this amount includes $6.2 million and $19.4 million, respectively, of affiliated fee revenue earned by our subsidiary in India compared to $3.0 million in the comparable periods of 2001. Such revenue is eliminated in

                         CONSECO, INC. AND SUBSIDIARIES
                              --------------------

consolidation. Excluding such affiliated income, fee revenue and other income decreased in the 2002 periods primarily as a result of a decrease in the market value of investments managed for others, upon which these fees are based. The Company has recently sold its India subsidiary and expects to reduce the customer service and backroom operations conducted there. See the note to the consolidated financial statements entitled "Subsequent Events."

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

     During the third quarter of 2002, the Company conducted an extensive examination of the assumptions used to estimate its claim reserves for long-term care products sold through its independent agent distribution channel. The examination was prompted by the continuing claim reserve deficiencies that had been experienced in recent periods based on the assumptions and estimates made by our actuaries. The Company engaged an independent actuarial firm to assist in the examination.

     The Company's prior reserve estimates were based on claim continuance tables using experience for the period from January 1, 1990 through September 30, 1999. These tables are used to estimate the length of time an insured will receive covered long-term care for an incurred event.

     In the third quarter of 2002, we completed studies which indicated that the length of time an insured will receive covered care has increased in recent periods. In addition, the Company has experienced significant fluctuations in claim inventories for these products. Accordingly, our actuaries and an independent actuarial firm concluded that estimates of future claim payments for incurred claims using the more recent data reflecting the longer covered care time periods were more appropriate than estimates based on prior data. The changes in estimation in calculating the reserves resulted in an increase to insurance policy benefits of $110.0 million in the third quarter of 2002. Excluding this adjustment related to the change in estimate, insurance policy benefits on long-term care policies would have been $213.8 million, the loss ratio for the three month period ended September 30, 2002 would have been 95.62 percent, and the interest-adjusted loss ratio for the three month period ended September 30, 2002 would have been 73.24 percent.

     The loss ratios for long-term care products also increased in 2002 due to the higher level of benefits paid out on these products as the policies age. The net cash flows from our long-term care products generally result in the accumulation of amounts in the early years of a policy (accounted for as reserve increases) which will be paid out as benefits in later policy years (accounted for as reserve decreases). Accordingly, as the policies age, the loss ratio will typically increase, but the increase in the change in reserve will be partially offset by investment income earned on the assets which have accumulated. The interest-adjusted loss ratio for long-term care products is calculated by taking the insurance product's (i) policy benefits less interest income on the accumulated assets which back the insurance liabilities; divided by (ii) policy income.

     We experienced higher than expected claims on our specified disease business in the third quarter of 2002. As a result, our loss ratio increased. Notwithstanding the increased loss ratio, this block of business is performing within our expectations.

     The loss ratios on our other products will fluctuate due to the smaller size of these blocks of business. The loss ratios on this business have generally been within our expectations.

     Amounts added to policyholder account balances for annuity products decreased by 8.1 percent in the third quarter of 2002 to $120.8 million and by
4.4 percent in the first nine months of 2002 to $377.3 million, as compared to the same periods in the prior year. This decrease is primarily due to the decrease in the weighted average crediting rates. The weighted average crediting rates for these annuity liabilities was 4.3 percent and 4.5 percent for the first nine months of 2002 and 2001, respectively. In addition, policyholder redemptions have increased following the downgrade of our A.M. Best financial strength rating to "B (fair)". See "Liquidity for insurance and fee-based operations" within "Management's Discussion and Analysis of Financial Condition and Results of Operations" for additional discussion of the A.M. Best ratings downgrade.

     Amounts added to equity-indexed products and separate account liabilities correspond to the related investment income accounts described above.

                         CONSECO, INC. AND SUBSIDIARIES
                              --------------------

     Amortization related to operations includes amortization of the cost of policies produced and the cost of policies purchased. Amortization generally fluctuates in relationship to the total account balances subject to amortization.

     Policyholder redemptions of annuity and, to a lesser extent, life products have increased in recent periods. We have experienced additional redemptions following the downgrade of our A.M. Best financial strength rating to "B
(fair)". When redemptions are greater than our previous assumptions, we are required to accelerate the amortization of our cost of policies produced and cost of policies purchased to write off the balance associated with the redeemed policies. Accordingly, amortization expense has increased. We have changed the lapse assumptions used to determine the amortization of the cost of policies produced and the cost of policies purchased related to certain universal life products and our annuities to reflect our current estimates of future lapses. These changes resulted in additional amortization of $48 million in the quarter ended September 30, 2002 and $122 million in the nine months ended September 30, 2002. For certain universal life products, we changed the ultimate lapse assumption from: (i) a range of 6 percent to 7 percent; to (ii) a tiered assumption based on the level of funding of the policy of a range of 2 percent to 10 percent. Policyholder withdrawals in recent periods have exceeded our estimates. Such withdrawals were $2,528.3 million in 2001 and $749.9 million, $837.9 million and $1,149.3 million in the first, second and third quarters of 2002, respectively. Accordingly, we increased the expected future lapse rates on these products to reflect our current belief that lapses on these policies will continue to be higher than previously expected for the next several quarters.

     Interest expense on investment borrowings decreased while our investment borrowing activities increased. Average investment borrowings were $1,226.4 million during the first nine months of 2002 compared to $608.7 million during the same period of 2001. The weighted average interest rates on such borrowings were 1.3 percent and 5.5 percent during the first nine months of 2002 and 2001, respectively.

     Other operating costs and expenses increased by 3.3 percent in the third quarter of 2002 to $139.6 million. Such expenses decreased 5.0 percent in the first nine months of 2002, to $397.5 million, as compared to the first nine months of 2001 consistent with our cost cutting programs and the current business plans for the segment. The ratio of operating expenses (excluding amortization of cost of policies produced and cost of policies purchased) as a percentage of average liabilities for insurance and asset accumulation products were 2.36 percent and 2.19 percent for the three and nine months ended September 30, 2002, respectively, compared to 2.17 percent and 2.23 percent for the three and nine months ended September 30, 2001, respectively. The increase in the ratio in the third quarter of 2002, as compared to the same period in the prior year, is primarily due to the decrease in average liabilities for insurance and asset accumulation products resulting from the ceding of approximately $870 million of insurance liabilities in the first quarter of 2002.

     Net investment gains (losses), including related costs and amortization fluctuate from period to period. During the first nine months of 2002, we recognized net investment losses of $524.9 million, compared to $302.7 million during the comparable period of 2001. During the first nine months of 2002, we recorded $489.8 million of writedowns of fixed maturity securities, equity securities and other invested assets as a result of conditions which caused us to conclude a decline in fair value of the investment was other than temporary. The net investment losses during the first nine months of 2001 included: (i) $251.4 million of writedowns of fixed maturity investments, equity securities and other invested assets as a result of conditions which caused us to conclude a decline in fair value of the investment was other than temporary; and (ii) $51.3 million of net losses from the sales of investments (primarily fixed maturities). The facts and circumstances resulting in the other-than-temporary losses are described in "Investments with Other-Than-Temporary Losses" included in this "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     When we sell securities at a gain (loss) and reinvest the proceeds at a different yield, we increase (reduce) the amortization of cost of policies purchased and cost of policies produced in order to reflect the change in future yields. Sales of fixed maturity investments resulted in a reduction in the amortization of the cost of policies purchased and the cost of policies produced of $22.5 million and $4.5 million in the third quarters of 2002 and 2001, respectively, and $24.6 million and $31.7 million in the first nine months of 2002 and 2001, respectively.

     Special charges in 2002 include: (i) losses of $34.5 million on reinsurance and asset sale transactions entered into as part of our cash raising initiatives (all recognized in the second quarter of 2002); and (ii) other items totaling $7.5 million ($2.2 million of which was recognized in the third quarter of 2002) primarily related to severance benefits and costs incurred with the transfer of certain customer service and backroom operations to our India subsidiary. Special charges in the three and nine months ended September 30, 2001, were $4.7 million and $17.4 million, respectively. Such charges primarily relate to

                         CONSECO, INC. AND SUBSIDIARIES
                              --------------------

severance benefits, costs incurred in conjunction with the transfer of certain customer service and backroom operations to our India subsidiary. These charges are described in greater detail in the note to the accompanying consolidated financial statements entitled "Special Charges".

     Finance operations

                                                                  Three months ended         Nine months ended
                                                                     September 30,             September 30,
                                                                  ------------------         -----------------
                                                                   2002         2001         2002         2001
                                                                   ----         ----         ----         ----
                                                                               (Dollars in millions)
Contract originations:
   Manufactured housing.....................................     $   277.9     $   707.1   $   936.7   $ 1,869.4
   Mortgage services........................................         686.0         932.4     2,060.1     2,208.7
   Retail credit............................................         875.0         937.6     2,520.5     2,745.7
   Consumer finance - closed-end............................           7.7           -          12.4         -
   Floorplan................................................           1.5         540.9       452.2     1,565.0
   Discontinued.............................................           5.7          10.1        20.5        76.8
                                                                 ---------     ---------   ---------   ---------
     Total..................................................     $ 1,853.8     $ 3,128.1   $ 6,002.4   $ 8,465.6
                                                                 =========     =========   =========   =========
Sales of finance receivables:
   Manufactured housing.....................................     $   202.5     $     3.1   $   207.3   $     3.1
   Mortgage services........................................         665.3          91.6     1,031.8       756.4
   Floorplan................................................           -             -         126.8         -
   Discontinued lines.......................................          60.0           -         233.8       802.3
                                                                 ---------     ---------   ---------   ---------
     Total..................................................     $   927.8     $    94.7   $ 1,599.7   $ 1,561.8
                                                                 =========     =========   =========   =========
Managed receivables (average):
   Manufactured housing.....................................     $24,308.9     $25,890.3   $24,822.4   $26,053.5
   Mortgage services........................................      10,521.2      12,298.4    11,064.8    12,702.4
   Retail credit............................................       2,821.6       2,508.2     2,723.0     2,125.3
   Consumer finance - closed-end............................       1,151.4       1,643.4     1,267.2     1,802.4
   Floorplan................................................         229.6       1,059.2       550.0     1,244.2
   Discontinued lines.......................................         182.3         558.8       320.5       722.2
                                                                 ---------     ---------   ---------   ---------
     Total..................................................     $39,215.0     $43,958.3   $40,747.9   $44,650.0
                                                                 =========     =========   =========   =========
Revenues:
   Net investment income:
     Finance receivables and other..........................     $   512.8     $   553.0   $ 1,586.5   $ 1,612.6
     Retained interest......................................          23.5          33.7        69.7       102.5
   Gain (loss) on sales of finance receivables..............         (31.3)          6.0       (13.9)       21.6
   Fee revenue and other income.............................          70.1          82.1       201.3       257.4
                                                                 ---------     ---------   ---------   ---------
     Total revenues.........................................         575.1         674.8     1,843.6     1,994.1
                                                                 ---------     ---------   ---------   ---------
Expenses:
   Provision for losses.....................................         234.2         134.2       550.9       360.9
   Finance interest expense.................................         284.8         308.6       860.3       936.8
   Other operating costs and expenses.......................         176.1         159.5       478.7       480.2
                                                                 ---------     ---------   ---------   ---------
     Total expenses.........................................         695.1         602.3     1,889.9     1,777.9
                                                                 ---------     ---------   ---------   ---------
     Operating income (loss) before special charges,
       impairment charges and income taxes..................        (120.0)         72.5       (46.3)      216.2

Special charges.............................................         (53.4)          (.5)     (109.9)      (16.7)
Impairment charges..........................................        (701.3)       (345.2)     (701.3)     (386.9)
                                                                 ---------     ---------   ---------   ---------
     Loss before income taxes...............................     $  (874.7)    $  (273.2)  $  (857.5)  $  (187.4)
                                                                 =========     =========   =========   =========

                         CONSECO, INC. AND SUBSIDIARIES
                              --------------------

     General: Conseco's leveraged condition and liquidity difficulties have severely impacted the operations of Conseco Finance, principally by eliminating Conseco Finance's access to the securitization markets. The securitization markets have been Conseco Finance's main source of funding. The loss of access to the securitization markets has severely affected Conseco Finance's ability to originate, purchase and sell loans. It has also affected the value of the retained interests Conseco Finance holds in securitization trusts, since Conseco Finance relied on the securitization markets to finance the sale of repossessed manufactured housing units which often helped to minimize the loss on defaulted loans (compared to selling directly to the manufactured housing wholesale channel).

     Conseco Finance's remaining liquidity sources are a warehouse and a residual facility with Lehman and a credit facility with U.S. Bank. Conseco Finance's diminished access to the securitization markets and the constrained liquidity under its other funding sources have had a material adverse effect on Conseco Finance's business and results of operations.

     Conseco Finance is currently in violation of several financial covenants required by its warehouse and residual facilities and other credit facility. Conseco Finance has entered into a forbearance agreement with Lehman pursuant to which Lehman has agreed to temporarily refrain from exercising any rights arising from events of default that occurred under the warehouse and residual facilities as of the date of such forbearance agreement, including certain events of default triggered by Conseco Finance not being in compliance with certain financial covenants. This forbearance agreement expires on November 29, 2002 and is subject to various conditions. In addition, Conseco Finance was not in compliance with various financial covenants with respect to its bank credit facility. Conseco Finance is currently in the process of attempting to obtain a forbearance or similar agreement with U.S. Bank. Absent the forbearance or similar agreement, the covenant violation gives the lender the right to declare all borrowings under the bank credit facility due and payable ($75.0 million was outstanding pursuant to this facility at September 30, 2002).

     Conseco Finance has obtained a waiver from U.S. Bank in connection with cross-defaults that have occurred under this credit facility resulting from Conseco defaulting on its debt obligations. This waiver also provides for amendments to the credit facility that further restrict Conseco Finance's access to liquidity by successive step-downs in the size of the facility and for the termination of the facility and its repayment in full by December 31, 2002. This waiver expires on November 30, 2002 and is subject to various conditions.

     Conseco Finance's residual facility is collateralized by retained interests in securitizations. Conseco Finance is required to maintain collateral based on current estimated fair values in accordance with the terms of such facility. Due to the decrease in the estimated fair value of its retained interests, Conseco Finance's collateral was $128.9 million deficient at September 30, 2002 (as calculated in accordance with the relevant transaction documents). Conseco Finance has executed a forbearance agreement with Lehman in which, among other things, Lehman has agreed not to require additional collateral with respect to the residual facility through November 29, 2002. Under the terms of the forebearance agreement, Lehman is retaining certain cash flows from Conseco Finance's retained interests pledged to this facility and applying these cash flows to the margin deficit. Conseco Finance is currently unable to provide sufficient additional collateral or repay this residual facility.

     On October 22, 2002, Conseco announced that its board of directors approved a plan to seek new investors or acquirers for Conseco's finance businesses and that it had engaged the investment banking firms of Lazard Freres & Co., LLC and Credit Suisse First Boston to pursue various alternatives, including securing new investors and/or selling Conseco Finance's three lines of business: (i) manufactured housing; (ii) mortgage services; and (iii) consumer finance.

     In furtherance of this effort, Conseco Finance has initiated a process to sell Mill Creek Bank and its home equity and private label credit card businesses. On behalf of Conseco Finance, Credit Suisse First Boston has received several non-binding indications of interest to acquire Mill Creek Bank. Non-binding indications of interest have also been received in connection with the potential acquisition of the home equity and private label businesses.

     Although Conseco Finance intends to maximize the value obtainable from any such restructuring transaction, there can be no assurance that any transaction in connection with Mill Creek Bank or the home equity and private label credit card businesses will be completed or if completed, whether it will satisfy Conseco Finance's expected liquidity requirements.

     Conseco Finance is also undertaking efforts to restructure its manufactured housing business. Originations have been significantly curtailed and Conseco Finance is analyzing potential approaches to reducing the negative cash flow that currently results from the servicing of this portfolio and the payment of guarantees on the B-2 securities issued in connection with securitizations of manufactured housing receivables. These approaches may require amendments of documentation with respect to the manufactured housing securitizations and such

                         CONSECO, INC. AND SUBSIDIARIES
                              --------------------

amendments may require the approval of a majority or supermajority of the investors in some or all of the classes of securities issued under those securitizations on a transaction by transaction basis. There can be no assurance that Conseco Finance will be successful in receiving such consents, effecting such amendments, or otherwise restructuring its manufactured housing business.

     Conseco Finance provides financing for manufactured housing, home equity, home improvements, consumer products and equipment, and provides consumer and commercial revolving credit. Finance products include both fixed-term and revolving loans and leases. Conseco Finance also markets physical damage and other credit protection relating to the loans it services. Certain amounts have been reclassified for the change in presentation of accrued finance charges and fees at the time the related principal balance is charged-off. Effective January 1, 2002, to conform to standard industry practices as well as to maintain consistency with the Company's closed-end products, accrued interest and fees were charged against the related income at the time of charge-off. This change only impacts the retail credit business area. This change in presentation has no impact on the consolidated balance sheet and does not impact the consolidated statements of operations or cash flows in total. Any effects on net interest margin, other income and provision for losses are not material to the consolidated financial statements.

     Our securitization transactions have generally been structured to include provisions that entitle Conseco Finance to repurchase assets transferred to the special purpose entity when the aggregate unpaid principal balance reaches a specified level. Until these assets are repurchased, however, the assets are the property of the special purpose entity and are not available to satisfy the claims of creditors of Conseco Finance. In addition, our securitization transactions are structured so that Conseco Finance, as servicer for the loans, is able to exercise significant discretion in making decisions about the serviced portfolio. Pursuant to SFAS 140, such securitization transactions are accounted for as secured borrowings whereby the loans and securitization debt remain on the balance sheet, rather than as sales. Under the portfolio method (the accounting method required for our securitizations which are structured as secured borrowings), we recognize: (i) earnings over the life of new loans as interest revenues are generated; (ii) interest expense on the securities which are sold to investors in the loan securitization trusts; and (iii) provisions for losses.

     The risks associated with our finance business become more acute in any economic slowdown or recession. Periods of economic slowdown or recession may be accompanied by decreased demand for consumer credit and declining asset values. In the home equity mortgage and manufactured housing businesses, any material decline in real estate values reduces the ability of borrowers to use home equity to support borrowing and increases the loan-to-value ratios of loans previously made, thereby weakening collateral coverage and increasing the size of losses in the event of a default. Delinquencies, foreclosures and losses generally increase during economic slowdowns or recessions. For our finance customers, loss of employment, increases in cost-of-living or other adverse economic conditions impair their ability to meet their payment obligations. Higher industry inventory levels of repossessed manufactured homes have affected recovery rates and may result in future impairment charges and provision for losses. In addition, in an economic slowdown or recession, our servicing and litigation costs increase. Any sustained period of increased delinquencies, foreclosures, losses or increased costs would have a material adverse effect on our financial condition and results of operations.

     Loan originations in the third quarter of 2002 were $1.9 billion, down 41 percent from 2001. Loan originations in the first nine months of 2002 were $6.0 billion, down 29 percent from 2001. Given our limited liquidity and inability to access the securitization market, we no longer originate certain types of loans. We are limiting future originations primarily to loans we believe can be sold at a profit in whole-loan sale transactions. In our manufactured housing unit, we recently announced our decision to shift our focus to the land home business due to industry wide limitations on access to financing of chattel products (financing that is secured only by the housing unit itself). These decisions and continued constraints on liquidity have resulted in origination volume which is significantly lower than prior periods.

     Sales of finance receivables in the first nine months of 2002 and 2001 include the sale of $1.2 billion and $1.6 billion, respectively, of finance receivables, on which we recognized a loss of $13.9 million and a gain of $21.6 million, respectively. These sales are further explained below under "Gain on sale of finance receivables". We also sold $.4 billion of certain other finance receivables in the first nine months of 2002 as part of our cash raising arrangements.

     Managed receivables include finance receivables recorded on our consolidated balance sheet and those managed by us but applicable to holders of asset-backed securities sold in securitizations structured in a manner that resulted in gain-on-sale revenue. Average managed receivables decreased to $39.2 billion in the third quarter of 2002, down 11 percent from the same period in

                         CONSECO, INC. AND SUBSIDIARIES
                              --------------------

2001, and to $40.7 billion in the first nine months of 2002, down 8.7 percent from the same period in 2001. The decrease reflects the recent decreases in loan originations described above.

     Net investment income on finance receivables and other consists of: (i) interest earned on finance receivables; and (ii) interest income on short-term and other investments. Such income decreased by 7.3 percent, to $512.8 million, in the third quarter of 2002, and by 1.6 percent, to $1,586.5 million in the first nine months of 2002, as compared to the same periods in 2001. At September 30, 2002, on-balance sheet finance receivables decreased 6.1 percent to $16.5 billion as compared to September 30, 2001. The weighted average yields earned on finance receivables and other investments were 10.6 percent and 11.9 percent during the third quarters of 2002 and 2001, respectively, and such weighted average yields were 10.8 percent and 12.2 percent during the first nine months of 2002 and 2001, respectively. The average yield decreased due to the declining interest rate environment, change in product mix of the portfolio, and rising delinquencies primarily in our manufactured housing business.

     Net investment income on retained interests is the income recognized on the interest-only securities we retain after we sell finance receivables and our actively managed fixed maturity securities. Such income decreased by 30 percent, to $23.5 million, in the third quarter of 2002, and by 32 percent, to $69.7 million in the first nine months of 2002, as compared to the same periods in 2001. The decrease is consistent with the change in the average balance of retained interests. The weighted average yields earned on retained interests were 13.3 percent and 14.4 percent during the first nine months of 2002 and 2001, respectively. As a result of the change in the structure of our securitizations, our securitizations are accounted for as secured borrowings and we do not recognize gain-on-sale revenue or additions to retained interests from such transactions. Accordingly, future investment income accreted on the retained interests will decrease, as cash remittances from the prior gain-on-sale securitizations reduce the retained interests balances. In addition, the balance of the retained interests was reduced by $585.5 and $264.8 million during 2002 and 2001, respectively, due to impairment charges. Impairment charges are further explained below.

     Gain (loss) on sales of finance receivables in the first nine months of 2002 resulted from the sale of $1.2 billion of finance receivables which generated net losses of $13.9 million. In the three months ended September 30, 2002, we sold $.9 billion of finance receivables which generated losses of $31.3 million. In the third quarter of 2002, we recognized a lower of cost or market adjustment of $16.7 million to record an allowance for unsecuritized finance receivables with market values below carrying value. In the first nine months of 2001, we sold $1.6 billion of receivables including: (i) our $802.3 million vendor services loan portfolio (which was marked-to-market in the fourth quarter of 2000 and no additional gain or loss was recognized in the first nine months of 2001); (ii) $568.4 million of high-loan-to-value mortgage loans; and (iii) $191.1 million of other loans. These sales resulted in net gains of $6.0 million and $21.6 million in the three and nine months ended September 30, 2001, respectively.

     Fee revenue and other income includes servicing income, commissions earned on insurance policies written in conjunction with financing transactions and other income from late fees. Such income decreased by 15 percent, to $70.1 million, in the third quarter of 2002, and by 22 percent, to $201.3 million in the first nine months of 2002, as compared to the same periods in 2001. Such decreases are primarily due to decreases in commission income as a result of reduced origination activities and the termination of sales of single premium credit life insurance. In addition, as a result of the change in the structure of our securitizations, we no longer record an asset for servicing rights at the time of our securitizations, nor do we record servicing fee revenue; instead, the entire amount of interest income is recorded as investment income. The amount of servicing income (which is net of the amortization of servicing assets and liabilities) was $18.3 million and $32.6 million in the third quarters of 2002 and 2001, respectively, and $54.5 million and $89.0 million in the first nine months of 2002 and 2001, respectively. We expect servicing income to continue to decline in future periods as the managed receivables in these securitizations are paid down.

     Provision for losses related to finance operations increased by 75 percent, to $234.2 million, in the third quarter of 2002, and by 53 percent, to $550.9 million in the first nine months of 2002, as compared to the same periods in 2001. These amounts relate to our on-balance sheet finance receivables. Our credit losses as a percentage of related loan balances for our on-balance sheet portfolio have been increasing over the last several quarters (2.26 percent, 2.36 percent, 2.53 percent, 2.61 percent and 2.76 percent for the quarters ended September 30, 2001, December 31, 2001, March 31, 2002, June 30, 2002 and
September 30, 2002, respectively). The increases to the provision and our credit losses are due to many factors including: (i) the natural increase in delinquencies in some of our products as they age into periods at which we have historically experienced higher delinquencies; (ii) the increase in retail credit receivables which typically experience higher credit losses; (iii) economic factors which have resulted in an increase in defaults; and (iv) a decrease in the manufactured housing recovery rates when repossessed properties

                         CONSECO, INC. AND SUBSIDIARIES
                              --------------------

are sold given current industry levels of repossessed assets. At September 30, 2002 and 2001, the 60-days-and-over delinquencies as a percentage of on-balance sheet finance receivables were 2.73 percent and 1.82 percent, respectively (such delinquency ratio was 2.19 percent at December 31, 2001). Under the portfolio method, we estimate an allowance for credit losses based upon our assessment of current and historical loss experience, loan portfolio trends, the value of collateral, prevailing economic and business conditions, and other relevant factors. Increases in our allowance for credit losses are recognized as expense based on our current assessments of such factors. For loans previously recorded as sales, the anticipated discounted credit losses over the expected life of the loans were reflected through a reduction in the gain-on-sale revenue recorded at the time of securitization or through impairment charges when assessments of estimated losses have changed.

     Delinquencies on loans held in our loan portfolio and our ability to recover collateral and mitigate loan losses are adversely impacted by a variety of factors, many of which are outside of our control. When loans are delinquent and the Company forecloses on the loan, its ability to sell collateral to recover or mitigate its losses is subject to the market value of such collateral. In manufactured housing, those values may be affected by the available inventory of manufactured homes on the market, a factor over which we have no control. It is also dependent upon demand for new homes, which is tied to economic factors in the general economy. In addition, repossessed collateral is generally in poor condition, which reduces its value.

     Many consumer lenders have stopped or significantly scaled back their consumer finance operations in the manufactured housing sector. These lenders began to foreclose on collateral pledged to secure loans at a more aggressive rate. Conseco Finance is facing increased competition from such lenders in disposing of collateral pledged to secure its loans. Often collateral is in similar forms. There is a limited number of collateral buyers and the exiting consumer lenders may be willing to sell their foreclosed collateral at prices significantly below fair market value. As a result, collateral recovery rates for Conseco Finance may fall further, which could have a further material adverse effect on the financial position and results of our operations.

     At September 30, 2002, Conseco Finance had a total of 18,739 unsold manufactured housing properties (11,754 of which relate to our off-balance sheet securitizations) in repossession, compared to 14,333 properties (10,438 of which relate to our off-balance sheet securitizations) at September 30, 2001. We reduce the value of repossessed property to our estimate of net realizable value upon repossession. We liquidated 18,410 managed manufactured housing units at an average loss severity rate (the ratio of the loss realized to the principal balance of the foreclosed loan) of 60 percent in the first nine months of 2002 compared to 19,387 units at an average loss severity rate of 56 percent in the first nine months of 2001. The loss severity rate related to our on-balance sheet manufactured housing portfolio was 53 percent in the first nine months of 2002, compared to 48 percent in the first nine months of 2001. We believe the higher average severity rate in 2002 related to our on-balance sheet manufactured housing portfolio is consistent with the aging of such portfolio. The higher industry levels of repossessed manufactured homes which we believe existed in the marketplace at September 30, 2002, have adversely affected recovery rates, specifically wholesale severity, as other lenders (including lenders who have exited the manufactured home lending business) have acted to more quickly dispose of repossessed manufactured housing inventory. Additionally, the higher level of repossessed inventory that currently exists in the marketplace has made it more difficult for us to liquidate our inventory at or near historical recovery rates. In order to maintain recovery levels, we may decide to hold inventory longer, potentially causing our repossessed inventory level to temporarily grow. During the quarter ended September 30, 2002, Conseco Finance's ability to access the securitization markets was eliminated. The securitization markets have been Conseco Finance's main source of funding for loans made to purchasers of repossessed manufactured homes. Conseco Finance believes that its severity rates were positively impacted when it used retail channels to dispose of repossessed inventory (where the repossessed units are sold through company-owned sales lots or our dealer network). Since Conseco Finance is no longer able to fund the loans made on repossessed homes sold through these channels, sales through these channels have decreased and we must rely on the wholesale channel to dispose of repossessed manufactured housing units, through which recovery rates are typically significantly lower.

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

                         CONSECO, INC. AND SUBSIDIARIES
                              --------------------

     Due to the prevailing economic conditions in 2001 and 2002, the Company increased the use of the aforementioned mitigation policies. Based on past experience, we believe these policies will reduce the ultimate losses we recognize. If we apply loss mitigation policies, we generally reflect the customer's delinquency status as not being past due. Accordingly, the loss mitigation policies favorably impact our delinquency ratios. We attempt to appropriately reserve for the effects of these loss mitigation policies when establishing loan loss reserves. These policies are also considered when we determine the value of our retained interests in securitization trusts. Loss mitigation policies were applied to 2.8 percent of average managed accounts in the third quarter of 2002, compared to 2.9 percent, 3.1 percent, 3.0 percent and
2.7 percent of average managed accounts during the third and fourth quarters of 2001 and the first and second quarters of 2002, respectively.

     Finance interest expense decreased by 7.7 percent, to $284.8 million, in the third quarter of 2002, and by 8.2 percent, to $860.3 million in the first nine months of 2002, as compared to the same periods in 2001. Such decrease was primarily the result of: (i) lower average borrowing rates; and (ii) decreased borrowings to fund the decreased finance receivables. Our average borrowing rate decreased to 6.1 percent in the third quarter of 2002 from 6.9 percent in the third quarter of 2001. Our average borrowing rate during the first nine months of 2002 was 6.1 percent compared to 7.2 percent during the first nine months of 2001. The decrease in average borrowing rates in 2002 as compared to the same period in 2001 is due to the decrease in the general interest rate environment between periods and the repurchase and retirement of some of our public debt.

     Other operating costs and expenses include the costs associated with servicing our managed receivables, non-deferrable costs related to originating new loans and other operating costs. Such expenses increased by 10 percent, to $176.1 million, in the third quarter of 2002, and decreased by .3 percent, to $478.7 million in the first nine months of 2002, as compared to the same periods in 2001. In the third quarter of 2002, we accrued $26.8 million pursuant to judgments issued in two arbitration proceedings. Such litigation is described in greater detail in the note to the accompanying consolidated financial statements entitled "Litigation and Other Legal Proceedings". Excluding the litigation accrual, such costs have decreased due to the realization of the benefits from our cost saving initiatives and a decrease in origination volumes.

     Special charges in the finance segment for the 2002 periods include: (i) the loss of $94.4 million related to the sales of certain finance receivables of $383 million and $1.6 million of additional loss related to receivables required to be repurchased from the purchaser of the vendor services receivables pursuant to the repurchase clauses in the agreements; (ii) a $30.1 million charge for costs associated with various modifications to financing arrangements and recognition of deferred expenses for terminated warehouse facilities; (iii) a $16.3 million charge for the abandonment of computer processing systems; (iv) a $38.1 million benefit due to the reduction in the value of the warrant held by Lehman to purchase five percent of Conseco Finance, which was caused by a decrease in the value of Conseco Finance; and (v) restructuring and other charges of $5.6 million. Special charges recorded for the 2001 periods include:
(i) the loss related to the sale of certain finance receivables of $11.2 million (none of which was recognized in the third quarter of 2001); and (ii) severance benefits of $5.5 million. These charges are described in greater detail in the note to the accompanying financial statements entitled "Special Charges".

     Impairment charges represent reductions in the value of our retained interests in securitization trusts (including servicing rights) recognized as a loss in the statement of operations. We carry retained interests at estimated fair value, which is determined by discounting the projected cash flows over the expected life of the receivables sold using current prepayment, default, loss and interest rate assumptions. We consider any potential payments related to the guarantees of certain lower rated securities issued by the securitization trusts in the projected cash flows used to determine the value of our retained interests. When declines in value considered to be other than temporary occur, we reduce the amortized cost to estimated fair value and recognize a loss in the statement of operations. The assumptions used to determine new values are based on our internal evaluations. Under current accounting rules (pursuant to EITF 99-20) which we adopted effective July 1, 2000, declines in the value of our retained interests are recognized when: (i) the fair value of the security is less than its carrying value; and (ii) the timing and/or amount of cash expected to be received from the security has changed adversely from the previous valuation which determined the carrying value of the security. When both occur, the security is written down to fair value. The assumptions used to determine new values for our retained interests are based on our internal evaluations and consultation with external advisors having significant experience in valuing these securities. Although we believe our methodology is reasonable, many of the assumptions and expectations underlying our determination may prove inaccurate, in which case there may be an adverse effect on our financial results.

     The determination of the value of our retained interests in securitization trusts requires significant judgment. The Company has recognized significant charges when the interest-only securities did not perform as well as anticipated based on our assumptions and expectations. Our current valuation of retained interests may prove inaccurate in future periods. In securitizations to which

                         CONSECO, INC. AND SUBSIDIARIES
                              --------------------

these retained interests relate, Conseco Finance has retained certain contingent risks in the form of guarantees of certain lower rated securities issued by the securitization trusts. As of September 30, 2002, the total amount of these guarantees was approximately $1.4 billion. We consider any potential payments related to these guarantees in the projected cash flows used to determine the value of our retained interests. See the note to the consolidated financial statements entitled "Guarantees."

     During the quarter ended September 30, 2002, Conseco Finance's ability to access the securitization markets was eliminated. The securitization markets have been Conseco Finance's main source of funding for loans made to purchasers of repossessed manufactured homes. Conseco Finance believes that its loss severity rates were positively impacted when it used retail channels to dispose of repossessed inventory (where the repossessed units are sold through company-owned sales lots or our dealer network). Since Conseco Finance is no longer able to fund the loans made on repossessed homes sold through these channels, sales through these channels have decreased and we must place greater reliance on the wholesale channel to dispose of repossessed manufactured housing units, through which recovery rates are typically significantly lower. Accordingly, we changed the loss severity assumptions we use to value our retained interests to reflect the higher loss severity we expect to experience in the future. In addition, our previous assumptions reflected our belief that the adverse manufactured housing default experience in recent periods would continue through the first half of 2002 and then improve over time. Default experience did not improve as expected. Accordingly, we increased the default assumptions we use to value our retained interests to reflect our future expectations based on current default rates. Our home equity/home improvement assumptions have also been adjusted to reflect recent default experience as well as our future expectations.

     As a result of the requirements of EITF 99-20 and the assumption changes described above, we recognized an impairment charge (net of adjustments to the valuation allowance associated with our servicing rights) of $585.5 million in the first nine months of 2002 for the retained beneficial interests. We also recognized a $115.8 million increase in the valuation allowance related to our servicing rights as a result of the changes in assumptions in the first nine months of 2002.

     We recognized an impairment charge of $386.9 million in the first nine months of 2001 for the interest-only securities that were not performing as well as expected based on our previous valuation estimates.

                         CONSECO, INC. AND SUBSIDIARIES
                              --------------------


     The credit quality of managed finance receivables was as follows:

                                                                              September 30,    December 31,
                                                                                  2002             2001
                                                                                  ----             ----
60-days-and-over delinquencies as a percentage of managed finance receivables at period end:
     Manufactured housing....................................................      2.92%            2.45%
     Mortgage services (a)...................................................      1.34             1.23
     Retail credit...........................................................      2.55             3.39
     Consumer finance - closed-end...........................................       .84             1.08
     Floorplan...............................................................      1.76              .58
     Discontinued lines......................................................      4.69             3.50
       Total.................................................................      2.42%            2.10%

Net credit losses incurred during the last twelve months as a percentage of average managed finance receivables during the period:
     Manufactured housing....................................................      2.33%            2.14%
     Mortgage services.......................................................      2.19             1.95
     Retail credit...........................................................      6.16             6.65
     Consumer finance - closed-end...........................................      3.28             2.50
     Floorplan...............................................................      1.36             1.00
     Discontinued lines......................................................      8.24             5.73
       Total.................................................................      2.61%            2.35%

Repossessed collateral inventory as a percentage of managed finance receivables at period end (b):
     Manufactured housing....................................................      3.16%            2.45%
     Mortgage services (c)...................................................      5.16             4.07
     Retail credit...........................................................       .18              .13
     Consumer finance - closed-end...........................................      1.16             1.03
     Floorplan...............................................................      2.49              .69
     Discontinued lines......................................................      1.89             4.20
       Total.................................................................      3.40%            2.68%

-------------

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

                         CONSECO, INC. AND SUBSIDIARIES
                              --------------------

   The credit quality of on-balance sheet finance receivables was as follows:

                                                                              September 30,    December 31,
                                                                                  2002             2001
                                                                                  ----             ----
60-days-and-over delinquencies as a percentage of on-balance sheet finance receivables at period end:
     Manufactured housing....................................................      4.06%            3.08%
     Mortgage services (a)...................................................      1.19              .94
     Retail credit...........................................................      2.55             3.39
     Consumer finance - closed-end...........................................       .95             1.33
     Floorplan...............................................................      1.76              .58
     Discontinued lines......................................................      5.41             2.72
       Total.................................................................      2.73%            2.19%

Net credit losses incurred during the last twelve months as a percentage of average on-balance sheet finance receivables during the period:
     Manufactured housing....................................................      2.27%            1.87%
     Mortgage services.......................................................      1.93             1.53
     Retail credit...........................................................      6.16             6.65
     Consumer finance - closed-end...........................................      2.96             2.02
     Floorplan...............................................................      1.36             1.00
     Discontinued lines......................................................      6.50             4.66
       Total.................................................................      2.76%            2.36%

Repossessed collateral inventory as a percentage of on-balance sheet finance receivables at period end (b) (c):
     Manufactured housing....................................................      3.73%            2.41%
     Mortgage services (d)...................................................      5.00             3.50
     Retail credit...........................................................       .18              .13
     Consumer finance - closed-end...........................................      1.50             1.15
     Floorplan...............................................................      2.49              .69
     Discontinued lines......................................................       .40             2.92
       Total.................................................................      3.52%            2.37%

--------------

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

                                       72

                         CONSECO, INC. AND SUBSIDIARIES
                              --------------------

Corporate operations

                                                                       Three months ended      Nine months ended
                                                                          September 30,           September 30,
                                                                       ------------------      -----------------
                                                                       2002          2001      2002         2001
                                                                       ----          ----      ----         ----
                                                                                  (Dollars in millions)

Corporate operations:
   Interest expense on corporate debt, net of investment
     income on cash and cash equivalents.....................         $ (79.5)    $ (82.9)    $(229.2)   $(270.5)
   Allocation of interest expense to the finance segment.....             -           -           -          7.3
   Investment income.........................................             -           -           -          4.4
   Other items...............................................           (14.0)       (9.2)      (32.7)     (14.5)
                                                                      -------     -------     -------    -------
       Operating loss before non-operating items, income
         taxes and minority interest.........................           (93.5)      (92.1)     (261.9)    (273.3)

   Provision for losses and expense related to stock purchase
     plan....................................................           (60.0)      (59.6)     (200.0)     (59.6)
   Venture capital loss related to investment in
     AWE, net of related expenses............................            (6.6)      (69.6)     (106.6)     (64.5)
   Major medical business in run-off.........................             -         (24.4)       -         (53.0)
   Gain on sale of interest in riverboat.....................             -           -          -         192.4
   Special charges and additional amortization...............           (32.6)      (46.9)      (61.1)    (113.8)
                                                                      -------     -------     -------    -------
       Loss before income taxes and minority interest........         $(192.7)    $(292.6)    $(629.6)   $(371.8)
                                                                      =======     =======     =======    =======

     Interest expense on corporate debt, net of investment income on cash and cash equivalents has decreased as a result of the repayment of debt and lower interest rates. Amounts allocated to the finance segment have decreased as Conseco Finance has repaid debt owed to the parent. The average debt outstanding was $4.1 billion and $4.6 billion in the first nine months of 2002 and 2001, respectively. The average interest rate on such debt was 7.8 percent and 8.3 percent in the first nine months of 2002 and 2001, respectively.

     Investment income includes the income from our investment in a riverboat casino (prior to its sale in the first quarter of 2001) and miscellaneous other income.

     Other items include general corporate expenses, net of amounts charged to subsidiaries for services provided by the corporate operations.

     Provision for losses and expense related to stock purchase plan represents the non-cash provision we established in connection with: (i) our guarantees of bank loans to approximately 155 current and former directors, officers and key employees and our related loans for interest; and (ii) the liability related to the pay for performance benefits related to the loan program. The funds from the bank loans were used by the participants to purchase approximately 18.0 million shares of Conseco common stock. In the nine months ended September 30, 2002, we increased our reserve by $200.0 million in connection with these guarantees and loans. We determine the reserve based upon the value of the collateral held by the banks (primarily the purchased stock). At September 30, 2002, the reserve for losses on the loan guarantees and the liability related to the pay for performance benefits totaled $620.0 million. The outstanding balance on the bank loans was $481.3 million. In addition, Conseco has provided loans to participants for interest on the bank loans totaling $166.6 million. During the third quarter of 2002, Conseco purchased $55.5 million of loans from the banks utilizing cash held in a segregated cash account as collateral for our guarantee of the bank loans. The guarantees of the bank loans are discussed in greater detail in the note to the accompanying consolidated financial statements entitled "Guarantees".

     Venture capital loss relates to our investment in TeleCorp, a company in the wireless communication business. In the first quarter of 2002, AWE acquired TeleCorp. Pursuant to the merger agreement, our shares of TeleCorp were converted into 11.4 million shares of AWE. This transaction is described in greater detail in the note to the accompanying consolidated financial statements entitled "Venture Capital Investment in AT&T Wireless Services, Inc." Our

                         CONSECO, INC. AND SUBSIDIARIES
                              --------------------

investment in AWE is carried at estimated fair value, with changes in fair value recognized as investment income. The market values of AWE and many other companies in this sector have declined significantly in recent periods.

     The major medical business in run-off includes individual major medical health insurance products. These lines of business had losses of $24.4 million and $53.0 million in the three and nine months ended September 30, 2001. These lines of business did not incur additional losses in 2002.

     Gain on sale of interest in riverboat represents the gain recognized in the first quarter of 2001 as a result of our sale of our 29 percent ownership interest in the riverboat casino in Lawrenceburg, Indiana, for $260 million.

     Special charges in corporate operations for 2002 include: (i) an impairment charge of $20.0 million (recognized in the third quarter of 2002) associated with the value of a subsidiary which we have entered into an agreement to sell;
(ii) $17.7 million related to debt modification and refinancing transactions (of which $.3 million was recognized in the third quarter of 2002); (iii) restructuring expenses of $12.1 million (all of which was recognized in the third quarter of 2002); (iv) other items totaling $18.8 million (of which $.2 million was recognized in the third quarter of 2002); partially offset by (v) net gains of $7.5 million related to the sale of certain non-core assets. Special charges in corporate operations for 2001 include: (i) amounts related to office closings and the sale of artwork totaling $6.8 million; (ii) amounts related to our discontinued operations totaling $8.5 million; and (iii) other items totaling $21.1 million. These charges are described in greater detail in the note to the accompanying consolidated financial statements entitled "Special Charges".

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

     Agents, insurance brokers and marketing companies who market our products and prospective purchasers of our products use the ratings of our insurance subsidiaries as an important factor in determining which insurer's products to market or purchase. Ratings have the most impact on our annuity and interest-sensitive life insurance products. In July 2002, A.M. Best lowered the financial strength ratings of our primary insurance subsidiaries from "A- (excellent)" to "B++ (very good)" and placed the ratings "under review with negative implications." In August 2002, A.M. Best further downgraded Conseco's financial strength rating to "B (fair)". These ratings downgrades have caused sales of our insurance products to fall and policyholder redemptions and lapses to increase, which had a material adverse impact on Conseco's financial results. In some cases, the ratings downgrades have also caused defections among our sales force of agents and/or increases in the commissions we must pay them. The effect of the recent ratings downgrades is further discussed in the section entitled "Liquidity and Capital Resources" which follows.

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

                         CONSECO, INC. AND SUBSIDIARIES
                              --------------------

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

                         CONSECO, INC. AND SUBSIDIARIES
                              --------------------

     Total premiums and accumulation product collections were as follows:

                                                                    Three months ended       Nine months ended
                                                                      September 30,            September 30,
                                                                    ------------------       -----------------
                                                                     2002       2001(a)      2002      2001(a)
                                                                     ----       -------      ----      -------
                                                                              (Dollars in millions)
Premiums collected by our insurance subsidiaries:
   Annuities:
     Equity-indexed (first-year)................................   $   43.6   $   87.5     $  167.0     $  263.7
     Equity-indexed (renewal)...................................        4.6        5.9         22.2         27.1
                                                                   --------   --------     --------     --------
       Subtotal - equity-indexed annuities......................       48.2       93.4        189.2        290.8
                                                                   --------   --------     --------     --------
     Other fixed (first-year)...................................      216.2      191.0        591.6        561.2
     Other fixed (renewal)......................................        6.0        7.3         23.3         25.0
                                                                   --------   --------     --------     --------
       Subtotal - other fixed annuities.........................      222.2      198.3        614.9        586.2
                                                                   --------   --------     --------     --------
       Total annuities..........................................      270.4      291.7        804.1        877.0
                                                                   --------   --------     --------     --------
   Supplemental health:
     Medicare supplement (first-year)...........................       38.6       30.5        122.6         83.9
     Medicare supplement (renewal)..............................      211.7      202.1        636.4        640.6
                                                                   --------   --------     --------     --------
       Subtotal - Medicare supplement...........................      250.3      232.6        759.0        724.5
                                                                   --------   --------     --------     --------
     Long-term care (first-year)................................       23.4       25.9         74.1         79.6
     Long-term care (renewal)...................................      204.1      192.0        606.3        582.0
                                                                   --------   --------     --------     --------
       Subtotal - long-term care................................      227.5      217.9        680.4        661.6
                                                                   --------   --------     --------     --------
     Specified disease (first-year).............................        8.6       10.2         28.0         31.2
     Specified disease (renewal)................................       81.8       79.4        248.4        246.3
                                                                   --------   --------     --------     --------
       Subtotal - specified disease.............................       90.4       89.6        276.4        277.5
                                                                   --------   --------     --------     --------
     Other health (first-year)..................................        2.2        2.6          9.3          8.5
     Other health (renewal).....................................       17.7       18.3         69.3         72.6
                                                                   --------   --------     --------     --------
       Subtotal - other health..................................       19.9       20.9         78.6         81.1
                                                                   --------   --------     --------     --------
       Total supplemental health................................      588.1      561.0      1,794.4      1,744.7
                                                                   --------   --------     --------     --------
   Life insurance:
     First-year.................................................       22.5       29.6         75.9         89.9
     Renewal....................................................       90.1      175.0        408.0        542.2
                                                                   --------   --------     --------     --------
       Total life insurance.....................................      112.6      204.6        483.9        632.1
                                                                   --------   --------     --------     --------
   Group major medical:
     Group (first-year).........................................        -          1.1           .4         16.0
     Group (renewal)............................................       83.8       75.2        247.8        264.0
                                                                   --------   --------     --------     --------
       Total group major medical................................       83.8       76.3        248.2        280.0
                                                                   --------   --------     --------     --------
Collections on insurance products from continuing operations:

     Total first-year premium collections on insurance products       355.1      378.4      1,068.9      1,134.0
     Total renewal premium collections on insurance products....      699.8      755.2      2,261.7      2,399.8
                                                                   --------   --------     --------     --------
       Total collections on insurance products..................   $1,054.9   $1,133.6     $3,330.6     $3,533.8
                                                                   ========   ========     ========     ========
Mutual funds (excludes variable annuities)......................   $   18.1   $  124.3     $  144.6     $  356.1
                                                                   ========   ========     ========     ========
Deposit type contracts..........................................   $   78.3   $   39.1     $  237.5     $  134.6
                                                                   ========   ========     ========     ========

                                   (continued)

                         CONSECO, INC. AND SUBSIDIARIES
                              --------------------


                         (continued from previous page)

                                                                    Three months ended       Nine months ended
                                                                      September 30,            September 30,
                                                                    ------------------       -----------------
                                                                     2002       2001(a)      2002      2001(a)
                                                                     ----       -------      ----      -------
                                                                              (Dollars in millions)

Premiums collected from major medical business in run-off and discontinued operations:
   Major medical in run-off:
     Individual (first-year)....................................     $  1.5     $ 25.0       $ 15.4       $ 96.3
     Individual (renewal).......................................       15.1       66.8         73.8        196.7
                                                                     ------     ------       ------       ------
       Total major medical in run-off...........................       16.6       91.8         89.2        293.0
                                                                     ------     ------       ------       ------
   Annuities:
     Fixed (first year).........................................        1.6        2.7          7.4         11.3
     Fixed (renewal)............................................        1.3        1.7          4.4          5.1
                                                                     ------     ------       ------       ------
       Subtotal other fixed annuities...........................        2.9        4.4         11.8         16.4
                                                                     ------     ------       ------       ------
     Variable (first year)......................................       57.6       58.4        199.6        239.9
     Variable (renewal).........................................       11.6       14.9         49.0         54.1
                                                                     ------     ------       ------       ------
       Subtotal variable annuities..............................       69.2       73.3        248.6        294.0
                                                                     ------     ------       ------       ------
       Total annuities..........................................       72.1       77.7        260.4        310.4
                                                                     ------     ------       ------       ------
   Life insurance:
     First-year.................................................         .1         .1           .4           .4
     Renewal....................................................        -          8.0          -           24.4
                                                                     ------     ------       ------       ------
       Total life insurance.....................................         .1        8.1           .4         24.8
                                                                     ------     ------       ------       ------
Collections on insurance products from major medical business
   in run-off and discontinued operations.......................     $ 88.8     $177.6       $350.0       $628.2
                                                                     ======     ======       ======       ======
Deposit type contracts..........................................     $  1.3     $  2.3       $  5.8       $  6.9
                                                                     ======     ======       ======       ======

--------------

(a) Certain amounts related to deposit type contracts have been reclassified to a separate category, to conform to the 2002 presentation.

     Continuing operations

     Annuities include equity-indexed annuities and other fixed annuities sold through both career agents and professional independent producers.

     We introduced our first equity-indexed annuity product in 1996. The accumulation value of these annuities is credited with interest at an annual guaranteed minimum rate of 3 percent (or, including the effect of applicable sales loads, a 1.7 percent compound average interest rate over the term of the contracts). These annuities provide for potentially higher returns based on a percentage of the change in the S&P 500 Index during each year of their term. We purchase S&P 500 Call Options in an effort to hedge increases to policyholder benefits resulting from increases in the S&P 500 Index. Total collected premiums for this product were $48.2 million in the third quarter of 2002 compared with $93.4 million in the third quarter of 2001 and were $189.2 million in the first nine months of 2002 compared with $290.8 million in the first nine months of 2001. The decrease can be attributed to: (i) the general stock market performance which has made other investment products more attractive; and (ii) the effect of the A.M. Best ratings downgrade to "B (fair)."

                         CONSECO, INC. AND SUBSIDIARIES
                              --------------------

     Other fixed rate annuity products include single-premium deferred annuities ("SPDAs"), flexible-premium deferred annuities ("FPDAs") and single-premium immediate annuities ("SPIAs"), which are credited with a declared rate. The demand for traditional fixed-rate annuity contracts has increased as such products became more attractive than equity-indexed or variable annuity products due to the general stock market performance. SPDA and FPDA policies typically have an interest rate that is guaranteed for the first policy year, after which we have the discretionary ability to change the crediting rate to any rate not below a guaranteed minimum rate. The interest rate credited on SPIAs is based on market conditions existing when a policy is issued and remains unchanged over the life of the SPIA. Annuity premiums on these fixed rate annuity products increased by 12 percent, to $222.2 million, in the third quarter of 2002; and by
4.9 percent, to $614.9 million in the first nine months of 2002, as compared to the same periods in 2001.

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

     Collected premiums on Medicare supplement policies increased by 7.6 percent, to $250.3 million, in the third quarter of 2002, and by 4.8 percent, to $759.0 million in the first nine months of 2002, as compared to the same periods in 2001. Sales of Medicare supplement policies have been affected by increased premium rates and new sales.

     Premiums collected on long-term care policies increased by 4.4 percent, to $227.5 million, in the third quarter of 2002, and by 2.8 percent, to $680.4 million in the first nine months of 2002, as compared to the same periods in 2001. Such sales have been affected by increased premium rates and new sales.

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

     Life products are sold through career agents, professional independent producers and direct response distribution channels. Life premiums collected decreased by 45 percent, to $112.6 million in the third quarter of 2002, and by 23 percent, to $483.9 million in the first nine months of 2002, as compared to the same periods in 2001. Such decreases are primarily a result of the reinsurance agreements we entered into during 2002. In addition, the A.M. Best ratings downgrade to "B (fair)" has negatively affected our sales of life products.

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

     Group major medical premiums increased by 9.8 percent, to $83.8 million, in the third quarter of 2002, and decreased by 11 percent, to $248.2 million in the first nine months of 2002, as compared to the same periods in the prior year. The increase in the third quarter of 2002 is attributable to rate increases.

     Mutual fund sales decreased 85 percent to $18.1 million in the third quarter of 2002, and by 59 percent, to $144.6 million in the first nine months of 2002, as compared to the same periods in the prior year. Mutual fund sales have been adversely affected by the recent performance of the stock market and our decreased marketing efforts.

     Deposit type contracts include guaranteed interest contracts, supplemental contracts without life contingencies and other deposit funds. Amounts collected from deposit type contracts increased by 100 percent, to $78.3 million, in the

                         CONSECO, INC. AND SUBSIDIARIES
                              --------------------

third quarter of 2002, and by 76 percent, to $237.5 million in the first nine months of 2002, as compared to the same periods in the prior year. Such amounts often fluctuate from period-to-period.

     Major medical business in run-off and discontinued operations

     Major medical in run-off includes major medical health insurance products sold to individuals. In the second half of 2001, we began the process of non-renewing a large portion of our major medical business. In early 2002, we decided to non-renew all inforce individual and small group business and discontinue new sales. Individual health premiums collected in the third quarter of 2002 decreased by 82 percent, to $16.6 million, and by 70 percent, to $89.2 million in the first nine months of 2002, as compared to the same periods in the prior year. These premiums will decrease substantially during the remainder of 2002 and subsequent periods.

     Variable annuities offer contract holders the ability to direct premiums into specific investment portfolios; rates of return are based on the performance of the portfolio. Our profits on variable annuities come from the fees charged to contract holders. Variable annuity collected premiums decreased by 5.6 percent, to $69.2 million in the third quarter of 2002, and by 15 percent, to $248.6 million in the first nine months of 2002. The decreases in 2002 can be attributed to the general stock market performance, which has made other investment products more attractive; to our announcement that we planned to sell this business; and to our ratings downgrades. We closed the sale of our variable annuity business in the fourth quarter of 2002 and we do not expect to report any variable annuity premiums in the fourth quarter of 2002.

     Life product premiums from discontinued operations represent the life business of CVIC, which was sold in the fourth quarter of 2002.

     LIQUIDITY AND CAPITAL RESOURCES

     Changes in our consolidated balance sheet between September 30, 2002 and December 31, 2001, reflect: (i) our net loss for the nine months ended September 30, 2002, including the effect of establishing a valuation allowance for deferred tax assets; (ii) the cumulative effect of an accounting change recognizing an impairment of our goodwill asset; (iii) our origination of finance receivables; (iv) the transfer of finance receivables to securitization trusts and sale of notes to investors in transactions accounted for as secured borrowings; (v) changes in the fair value of actively managed fixed maturity securities and interest-only securities; and (vi) various financing and reinsurance transactions (described in the notes to the accompanying consolidated financial statements).

     In accordance with GAAP, we record our actively managed fixed maturity investments, interest-only securities, equity securities and certain other invested assets at estimated fair value with any unrealized gain or loss (excluding impairment losses which are recognized through earnings), net of tax and related adjustments, recorded as a component of shareholders' equity. At September 30, 2002, we increased the carrying value of such investments by $278.2 million as a result of this fair value adjustment. The fair value adjustment resulted in a $816.0 million decrease in carrying value at year-end 2001.

                         CONSECO, INC. AND SUBSIDIARIES
                              --------------------

     Total capital shown below excludes debt of the finance segment used to fund finance receivables.

                                                                            September 30,    December 31,
                                                                                2002             2001
                                                                                ----             ----
                                                                                (Dollars in millions)
Total capital, excluding accumulated other comprehensive loss:
    Corporate notes payable................................................   $4,016.7       $ 4,087.6

    Company-obligated mandatorily redeemable preferred
       securities of subsidiary trusts.....................................    1,919.9         1,914.5

    Shareholders' equity:
       Preferred stock.....................................................      501.7           499.6
       Common stock and additional paid-in capital.........................    3,497.3         3,484.3
       Retained earnings (accumulated deficit).............................   (4,941.2)        1,208.1
                                                                              --------       ---------
          Total shareholders' equity (deficit), excluding accumulated
             other comprehensive loss......................................     (942.2)        5,192.0
                                                                              --------       ---------
          Total capital, excluding accumulated other comprehensive
             loss..........................................................    4,994.4        11,194.1

Accumulated other comprehensive income (loss)..............................      130.4          (439.0)
                                                                              --------       ---------
          Total capital....................................................   $5,124.8       $10,755.1
                                                                              ========       =========

     Corporate notes payable decreased during the first nine months of 2002 primarily due to: (i) open market repurchases of our 8.5% notes due 2002; partially offset by (ii) the increase in unamortized fair market value of terminated interest rate swap agreements (see note entitled "Accounting for Derivatives").

     Shareholders' equity (deficit), excluding accumulated other comprehensive loss, decreased by $6.1 billion in the first nine months of 2002, to $(.9) billion. The significant component of the decrease was our net loss of $6,147.2 million. The accumulated other comprehensive income (loss) increased by $569.4 million, principally related to the increase in the unrealized gains of our insurance companies' investment portfolio.

     Book value per common share outstanding decreased to $(3.80) at September 30, 2002, from $12.34 at December 31, 2001. Such change was primarily attributable to our net loss for the nine months ended September 30, 2002, including the effect of establishing a valuation allowance for deferred tax assets and the cumulative effect of an accounting change recognizing an impairment of our goodwill balance. Excluding accumulated other comprehensive loss, book value per common share outstanding was $(4.17) at September 30, 2002, and $13.61 at December 31, 2001.

     Goodwill (representing the excess of the amounts we paid to acquire companies over the fair value of net assets acquired in transactions accounted for as purchases) was $100.0 million at September 30, 2002 and $3,695.4 million at December 31, 2001. Goodwill as a percentage of shareholders' equity was 78 percent at December 31, 2001. Goodwill as a percentage of total capital, excluding accumulated other comprehensive income (loss), was 2.0 percent at September 30, 2002 and 33 percent at December 31, 2001. Amortization of goodwill totaled $82.3 million during the first nine months of 2001.

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

                         CONSECO, INC. AND SUBSIDIARIES
                              --------------------

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

     Pursuant to the transitional rules of SFAS 142, we completed the two-step impairment test during the second quarter of 2002 and, as a result of that test, we recorded the cumulative effect of the accounting change for the goodwill impairment charge of $2,949.2 million for the quarter ended March 31, 2002. The first quarter of 2002 impairment charge is reflected in the cumulative effect of an accounting change in the accompanying consolidated statement of operations for the nine months ended September 30, 2002, and the consolidated financial statements for the quarter ended March 31, 2002 have been retroactively restated to reflect this change. Subsequent impairment tests will be performed on an annual basis in the fourth quarter of each year, or more frequently if circumstances indicate a possible impairment. Subsequent impairment charges are classified as an operating expense.

     The significant factors used to determine the amount of the initial impairment included analyses of industry market valuations, historical and projected performance of our insurance segment, discounted cash flow analyses and the market value of our capital. The valuation utilized the best available information, including assumptions and projections we considered reasonable and supportable. The assumptions we used to determine the discounted cash flows involve significant judgments regarding the best estimate of future premiums, expected mortality and morbidity, interest earned and credited rates, persistency and expenses. The discount rate used was based on an analysis of the weighted average cost of capital for several insurance companies and considered the specific risk factors related to Conseco. Pursuant to the guidance in SFAS 142, quoted market prices in active markets are the best evidence of fair value and shall be used as the basis for measurement, if available.

     On August 14, 2002, our insurance subsidiaries' financial strength ratings were downgraded by A.M. Best to "B (fair)" and on September 8, 2002, the Company defaulted on its public debt. (See the note to the consolidated financial statements entitled "Events of Default and Liquidity Issues".) These developments caused sales of our insurance products to fall and policyholder redemptions and lapses to increase. The adverse impact on our insurance subsidiaries resulting from the ratings downgrade and parent company default required that additional impairment tests be performed as of September 30, 2002 in accordance with SFAS 142.

     In connection with our negotiations with debt holders, we retained an outside actuarial consulting firm to assist in valuing our insurance subsidiaries. That valuation work was used in performing the additional impairment tests that resulted in an impairment charge to goodwill in the third quarter of 2002 of $500.0 million. The charge is reflected in the line item entitled "Goodwill impairment" in our consolidated statement of operations for the three and nine month periods ended September 30, 2002. The most significant changes made to the January 1, 2002 valuation that resulted in the third quarter 2002 impairment charge were: (i) reduced estimates of projected future sales of insurance products; (ii) increased estimates of future policyholder redemptions and lapses; and (iii) a higher discount rate to reflect the current rates used by the market to value life insurance companies as of September 30, 2002. Management believes that the assumptions and estimates used are reasonable given all available facts and circumstances. However, if projected cash flows are not realized in the future, we may be required to recognize additional impairments.

                         CONSECO, INC. AND SUBSIDIARIES
                              --------------------

     The following table summarizes certain financial ratios as of and for the nine months ended September 30, 2002, and as of and for the year ended December 31, 2001:

                                                                                              September 30,     December 31,
                                                                                                  2002             2001
                                                                                                  ----             ----
Book value per common share:
   As reported..................................................................................  $(3.80)           $12.34
   Excluding accumulated other comprehensive income (loss) (a)..................................   (4.17)            13.61
   Excluding goodwill and accumulated other comprehensive income (loss) (a).....................   (4.46)             2.89

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

Ratio of operating earnings to fixed charges (c):
   As reported..................................................................................      (i)           1.22X
   Excluding interest expense on direct third party debt of Conseco Finance (b).................      (i)           1.93X

Ratio of earnings to fixed charges, preferred dividends and distributions on Company-obligated mandatorily redeemable preferred
   securities of subsidiary trusts:
     As reported................................................................................      (j)             (g)
     Excluding interest added to policyholder account balances..................................      (j)             (g)
     Excluding interest added to policyholder account balances
       and interest expense on direct third party debt of Conseco Finance (b)...................      (j)             (g)

Ratio of operating earnings to fixed charges, preferred dividends and distributions on Company-obligated mandatorily redeemable
   preferred securities of subsidiary trusts (c):
     As reported................................................................................      (k)           1.09X
     Excluding interest expense on direct third party debt of Conseco Finance (b)...............      (k)           1.27X

Rating agency ratios (a) (d) (e):
   Corporate debt to total capital..............................................................      80%             37%
   Corporate debt and Company-obligated mandatorily redeemable preferred securities
     of subsidiary trusts to total capital......................................................     119%             54%

-----------------

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

(c) Such ratios exclude the following items from earnings: (i) net investment gains (losses)(less that portion of amortization of cost of policies purchased and cost of policies produced and income taxes relating to such gains (losses)); (ii) the venture capital income (loss) related to our investment in AWE; (iii) the gain on the sale of our interest in a riverboat; (iv) special items not related to the continuing operations of our businesses (including impairment charges to reduce the value of interest-only securities and servicing rights, special charges and the provision for losses related to loan guarantees); (v) the effect on amortization of the cost of policies purchased and produced of significant changes in assumptions used to estimate future gross profits of insurance businesses; and (vi) the net income (loss) related to the major medical business in run-off. Operating earnings are determined by adjusting GAAP

                         CONSECO, INC. AND SUBSIDIARIES
                              --------------------

     net income for the above mentioned items. While these items may be significant components in understanding and assessing our consolidated financial performance, we believe that the presentation of operating earnings enhances the understanding of our results of operations by highlighting net income attributable to the normal, recurring operations of the business and by excluding events that materially distort trends in net income.

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

(f) For such ratios, adjusted earnings were $413.7 million less than fixed charges. Adjusted earnings for the year ended December 31, 2001, included:
     (i) special charges of $101.9 million; (ii) impairment charges related to our retained interests in securitization trusts of $386.9 million; and
     (iii) provision for losses related to loan guarantees of $169.6 million, as described in greater detail in the notes to the accompanying consolidated financial statements.

(g) For such ratios, adjusted earnings were $617.4 million less than fixed charges. Adjusted earnings for the year ended December 31, 2001, included:
     (i) special charges of $101.9 million; (ii) impairment charges related to our retained interests in securitization trusts of $386.9 million; and
     (iii) provision for losses related to loan guarantees of $169.6 million, as described in greater detail in the notes to the accompanying consolidated financial statements.

(h) For such ratios, adjusted earnings were $2,279.3 million less than fixed charges. Adjusted earnings for the nine months ended September 30, 2002, included: (i) special charges of $213.0 million; (ii) impairment charges related to our retained interests in securitization trusts of $701.3 million; (iii) goodwill impairment charges of $500.0 million; and (iv) provision for losses related to loan guarantees of $200.0 million, as described in greater detail in the notes to the accompanying consolidated financial statements.

(i) For such ratio, adjusted earnings were $192.8 million less than fixed charges.

(j) For such ratios, adjusted earnings were $2,417.3 million less than fixed charges. Adjusted earnings for the nine months ended September 30, 2002, included: (i) special charges of $213.0 million; (ii) impairment charges related to our retained interests in securitization trusts of $701.3 million; (iii) goodwill impairment charges of $500.0 million; and (iv) provision for losses related to loan guarantees of $200.0 million, as described in greater detail in the notes to the accompanying consolidated financial statements.

(k) For such ratios, adjusted earnings were $330.8 million less than fixed charges.

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

                         CONSECO, INC. AND SUBSIDIARIES
                              --------------------

     On August 14, 2002, A.M. Best lowered the financial strength ratings of our primary insurance subsidiaries from "B++ (very good)" to "B (fair)". A.M. Best ratings for the industry currently range from "A++ (Superior)" to "F (In Liquidation)" and some companies are not rated. An "A++" ranking indicates superior overall performance and a strong ability to meet obligations to policyholders over a long period of time. The "B" rating is assigned to companies which have, on balance, fair balance sheet strength, operating performance and business profile, when compared to the standards established by A.M. Best, and have an ability in A.M. Best's opinion to meet their current obligations to policyholders, but their financial strength is vulnerable to adverse changes in underwriting and economic conditions. The rating reflects A.M. Best's view of the uncertainty surrounding our restructuring initiatives and the potential adverse financial impact on the subsidiaries if negotiations are protracted and execution of the restructuring plan is delayed. Standard & Poor's has given our insurance subsidiaries a financial strength rating of "B+". Rating categories from "BB" to "CCC" are classified as "vulnerable", and pluses and minuses show the relative standing within a category. In Standard & Poor's view an insurer rated "B" currently has the capacity to meet its financial commitments but adverse business conditions could lead to insufficient ability to meet financial commitments.

     The A.M. Best downgrades have caused sales of our insurance products to decline and policyholder redemptions and lapses to increase. In some cases, the downgrades have also caused defections among our independent agent sales force and increases in the commissions we must pay. These events have had a material adverse effect on our financial results. Further downgrades by A.M. Best or Standard & Poor's could have further material and adverse effects on our financial results and liquidity.

     During the first nine months of 2002, our insurance subsidiaries paid dividends to Conseco totaling $240 million. As more fully described in the note to our consolidated financial statements entitled "Events of Default and Liquidity Issues", our two insurance subsidiaries domiciled in Texas entered into consent orders with the Texas Department of Insurance. The consent orders apply to all of our insurance subsidiaries and, among other things, restrict the ability of our insurance subsidiaries to pay dividends and other amounts to the parent company. State laws generally provide state insurance regulatory agencies with broad authority to protect policyholders in their jurisdictions. Accordingly, there can be no assurance that the regulators will not seek to assert greater supervision and control over our insurance subsidiaries' businesses and financial affairs.

     Our insurance subsidiaries experienced increased lapse rates on annuity policies during the first nine months of 2002. We believe that the diversity of the investment portfolios of our insurance subsidiaries and the concentration of investments in high-quality, liquid securities provide sufficient liquidity to meet foreseeable cash requirements of our insurance subsidiaries. Although there is no present need or intent to dispose of such investments, our insurance subsidiaries could readily liquidate portions of their investments, if such a need arose. In addition, investments could be used to facilitate borrowings under reverse-repurchase agreements or dollar-roll transactions. Such borrowings have been used by the insurance subsidiaries from time to time to increase their return on investments and to improve liquidity. The availability of reverse-repurchase agreements and dollar-roll transactions is dependent on counter parties' willingness to enter into the transactions, and, consequently, no assurance can be given that such transactions will be available in the future.

     Liquidity for finance operations

     Our finance subsidiary, Conseco Finance, requires cash to originate finance receivables. Conseco Finance's primary sources of cash are: (i) the collection of receivable balances; (ii) proceeds from the issuance of debt, certificates of deposit, bank credit facility, securitizations, warehouse and residual lines, and sales of loans; and (iii) cash provided by operations. During 2001 and the first nine months of 2002, Conseco Finance significantly slowed the origination of finance receivables. This strategy allowed the finance segment to reduce the amount of cash required for new loan originations, to transfer cash to the parent company and to reduce its outstanding debt.

     Conseco Finance's lenders have severely restricted its access to liquidity. See "Finance Operations - General" within "Management's Discussion and Analysis of Financial Condition and Results of Operations" for additional discussion. The liquidity needs of Conseco Finance could increase in the event of an extended economic slowdown or recession. Loss of employment, increases in cost-of-living or other adverse economic conditions impair the ability of our customers to meet their payment obligations. Higher industry levels of repossessed manufactured homes have affected recovery rates and resulted in decreased cash flows. In addition, in an economic slowdown or recession, our servicing and litigation costs generally increase. Any sustained period of increased delinquencies, foreclosures, losses or increased costs would have an adverse effect on our liquidity.

                         CONSECO, INC. AND SUBSIDIARIES
                              --------------------

     The most significant source of liquidity for Conseco Finance has been its ability to finance the receivables it originates in the secondary markets through loan securitizations. Under certain securitization structures, Conseco Finance has provided a variety of credit enhancements, which have taken the form of corporate guarantees with respect to certain securitizations (although such guarantees were not provided during 2001 and the first nine months of 2002), and have also included bank letters of credit, surety bonds, cash deposits and over-collateralization or other equivalent collateral. The nominal value of these guarantees is approximately $1.4 billion and without additional liquidity in the near future, Conseco Finance will be unable to make these guarantee payments when such payments are required to be made. When choosing the appropriate structure for a securitization of loans, cash flows unique to each transaction are analyzed, as well as analyzing the transaction's marketability and projected economic value. The structure of each securitized transaction depends, to a great extent, on conditions in the fixed-income markets at the time the transaction is completed, as well as on cost considerations and the availability and effectiveness of the various enhancement methods.

     During the first nine months of 2002, Conseco Finance completed eight transactions, securitizing $2.8 billion of finance receivables. Only one transaction was completed during the three months ended September 30, 2002. Adverse changes in the securitization market have impaired Conseco Finance's ability to originate, purchase and sell loans or other assets.

     Prior to the third quarter 2002, the market for securities backed by receivables was a cost-effective source of funds for Conseco Finance. Conditions in the credit markets during certain prior periods resulted in less-attractive pricing of certain lower-rated securities typically included in loan securitization transactions. As a result, Conseco Finance chose to hold certain securities rather than sell them to securitization trusts.

     The ratings downgrades that followed the recent announcements regarding Conseco's defaulted debt and restructuring discussions with debt holders (see the note to consolidated financial statements entitled "Events of Default and Liquidity Issues" and the section entitled "Liquidity of Conseco (parent company)" in this "Management's Discussion and Analysis of Financial Condition and Results of Operations") have eliminated Conseco Finance's access to the securitization market. The securitization markets have been Conseco Finance's main source of funding. The loss of access to the securitization markets has severely affected Conseco Finance's ability to originate, purchase and sell loans. It has also affected the value of the retained interests Conseco Finance holds in securitization trusts, since Conseco Finance relied on these markets to finance the sale of repossessed manufactured housing units which often helped to minimize the loss on defaulted loans (compared to selling directly to the manufactured housing wholesale channel).

     Conseco Finance's remaining liquidity sources (excluding its bank subsidiaries) are a warehouse and a residual facility with Lehman and a credit facility with U.S. Bank. Conseco Finance's inability to access the securitization markets and the constrained liquidity under its other funding sources have had a material adverse effect on its business and results of operations.

     Conseco Finance is currently in violation of several of its financial covenants required by its warehouse and residual facilities and other credit facility. Conseco Finance has entered into a forbearance agreement with Lehman pursuant to which Lehman has agreed to temporarily refrain from exercising any rights arising from events of default that occurred under the facilities as of the date of such forbearance agreement, including certain events of default triggered by Conseco Finance not being in compliance with certain financial covenants. This forbearance agreement expires on November 29, 2002 and is subject to various conditions. Conseco Finance is attempting to obtain an extension of the forbearance agreement or another similar arrangement with Lehman. In addition, Conseco Finance was not in compliance with various financial covenants with respect to its bank credit facility. Conseco Finance is currently in the process of attempting to obtain a forbearance or similar agreement from U.S. Bank. Absent the forbearance or similar agreement, the covenant violations give the lender the right to declare all borrowings under the bank credit facility due and payable ($75.0 million was outstanding pursuant to this facility at September 30, 2002). Conseco Finance is currently unable to repay this credit facility. There can be no assurance that Conseco Finance's negotiations with Lehman or U.S. Bank will result in a forbearance or similar agreement.

     Conseco Finance has obtained a waiver from U.S. Bank in connection with cross-defaults that have occurred under this credit facility as a result of Conseco defaulting on its debt obligations. This waiver also provides for amendments to the credit facility that further restrict Conseco Finance's access to liquidity by successive step-downs in the size of the facility and for the termination of the facility and its repayment in full by December 31, 2002. Conseco Finance has asked U.S. Bank for negotiations to extend the facility beyond December 31, 2002 and to maintain sufficient access to liquidity thereunder. There can be no assurance that Conseco Finance will succeed in any of these efforts.

                         CONSECO, INC. AND SUBSIDIARIES
                              --------------------

     Conseco Finance's residual facility is collateralized by retained interests in securitizations. Conseco Finance is required to maintain collateral based on current estimated fair values in accordance with the terms of such facility. Due to the decrease in estimated fair value of its retained interests, Conseco Finance's collateral was $128.9 million deficient at September 30, 2002 (as calculated in accordance with the relevant transaction documents). Conseco Finance has executed a forbearance agreement with Lehman in which, among other things, Lehman has agreed not to require additional collateral with respect to the residual facility through November 29, 2002. Under the terms of the forbearance agreement, Lehman is retaining certain cash flows from Conseco Finance's retained interests pledged to this facility and applying these cash flows to the margin deficit. Conseco Finance is currently unable to provide sufficient additional collateral or repay this credit facility. The value of the retained interests in the manufactured housing portfolio may also decrease based on Conseco Finance's inability to continue to effectuate its historical loss mitigation strategy with respect to the sale of repossessed manufactured housing units resulting in a reduction of collateral pledged on its residual facility. Conseco Finance had historically provided financing to retail buyers of repossessed units and funded that financing through the securitization of those refinancing loans. Without access to the securitization market, Conseco Finance's ability to provide financing to purchasers of repossessed manufactured housing units has been significantly reduced. This will result in significantly fewer retail sales and a need for Conseco Finance to sell repossessed manufactured housing units in the wholesale market at significantly reduced prices, thereby reducing cash flow available to the retained interests. Additionally, the uncertainty with respect to Conseco Finance's liquidity position and its ability to continue to provide servicing for the securitized portfolios has reduced and may further reduce the value of its retained interests pledged as collateral on the residual facility.

     On October 22, 2002, Conseco announced that its board of directors approved a plan to seek new investors or acquirers for Conseco's finance businesses and that it had engaged the investment banking firms of Lazard Freres & Co., LLC and Credit Suisse First Boston to pursue various alternatives, including securing new investors and/or selling Conseco Finance's three lines of business: (i) manufactured housing finance; (ii) mortgage services; and (iii) consumer finance.

     In furtherance of this effort, Conseco Finance has initiated a process to sell Mill Creek Bank and its home equity and private label credit card businesses. On behalf of Conseco Finance, Credit Suisse First Boston has received several non-binding indications of interest to acquire Mill Creek Bank. Non-binding indications of interest have also been received in connection with the potential acquisition of the home equity and private label businesses.

     Although Conseco Finance intends to maximize the value obtainable from any such restructuring transaction, there can be no assurance that any transaction involving Mill Creek Bank or the home equity and private label credit card businesses will be completed or if completed, whether it will satisfy Conseco Finance's expected liquidity needs.

     Conseco Finance is also undertaking efforts to restructure its manufactured housing business. Originations have been significantly curtailed and Conseco Finance is analyzing potential approaches to reducing the negative cash flow that currently results from the servicing of this portfolio and the payment of guarantees on the B-2 securities issued in connection with securitizations of manufactured housing receivables. These approaches may require amendments of documentation with respect to the manufactured housing securitizations and such amendments may require the approval of a majority or supermajority of the investors in some or all of the classes of securities issued under those securitizations on a transaction by transaction basis. There can be no assurance that Conseco Finance will be successful in receiving such consents, effecting such amendments, or otherwise restructuring its manufactured housing business.

     During the first nine months of 2002, Conseco Finance repurchased $46.9 million par value of its senior subordinated notes and medium term notes resulting in an extraordinary gain of $3.9 million (net of income taxes). In March 2002, Conseco Finance completed a tender offer pursuant to which it purchased $75.8 million par value of its senior subordinated notes due June 2002. The purchase price was equal to 100 percent of the principal amount of the notes plus accrued interest. The remaining principal amount outstanding of $34.8 million of the senior subordinated notes after the tender offer and other debt repurchases completed prior to the tender offer was retired at maturity on June 3, 2002.

     In April 2002, Conseco Finance completed a tender offer pursuant to which it purchased $158.5 million par value of its medium term notes due September 2002 and $3.7 million par value of its medium term notes due April 2003. The purchase price was equal to 100 percent of the principal amount of the notes plus accrued interest. In June 2002, Conseco Finance commenced a tender offer for the remaining $8.2 million par value of its medium term notes due September 2002. Pursuant to the tender offer $5.5 million par value of the notes was tendered in July. The purchase price was equal to 101 percent of the principal

                         CONSECO, INC. AND SUBSIDIARIES
                              --------------------

amount of the notes plus accrued interest. The remaining principal amount outstanding of the medium term notes after giving effect to both tender offers and other debt repurchases completed prior to the tender offers of $2.7 million was retired at maturity on September 26, 2002. Since that date, Conseco Finance has had no outstanding public debt.

     Conseco Finance continually investigates and pursues alternative and supplementary methods to finance its lending operations. In late 1998, Conseco Finance began issuing certificates of deposit through its bank subsidiaries. At September 30, 2002, $2.1 billion of such deposits were outstanding, which are recorded as liabilities related to certificates of deposit. The average annual rate paid on these deposits was 3.7 percent during the first nine months of 2002. Proceeds from the issuance of the certificates of deposit are used to fund the origination of certain consumer/credit card finance receivables. To the extent that Conseco Finance is unable to issue certificates of deposit, loan origination activities would be adversely affected, which would have additional material adverse effects on its operations, financial results and cash position.

     During the quarter ended September 30, 2002, we changed the assumptions used to estimate the value of our retained interests to: (i) project higher rates of default in the future, based on our current expectations; and (ii) project higher severity losses related to the defaults, reflecting our inability to finance the sale of repossessed manufactured homes. (See note to the consolidated financial statements entitled "Finance Receivables and Retained Interests in Securitization Trusts".) As a result of these assumptions, we project that payments related to guarantees of certain securities issued in conjunction with the sales of certain finance receivables will exceed the gross cash flows from the retained interests by approximately $15 million during the remainder of 2002, $75 million in 2003, $25 million in 2004 and $1 million in 2005. These projected payments are considered in the projected cash flows we use to value our retained interests. Without additional capital in the near future, Conseco Finance will be unable to make these projected guarantee payments when such payments are required to be made. We project the gross cash flows from the retained interests will exceed the payments related to guarantees issued in conjunction with the sales of certain finance receivables by approximately $1,105 million in all years thereafter.

     As explained above, Lehman entered into a forbearance agreement with Conseco Finance pursuant to which it agreed not to exercise any rights arising from events of default under the warehouse and the residual facilities which occurred as of the date of such forbearance agreement. Unless otherwise agreed to, Lehman will regain the ability to exercise any such rights at the end of the forbearance period. The forbearance period expires on November 29, 2002.

     The forbearance agreement contains additional provisions which: (i) prohibit Conseco Finance from making any dividend or other payments to the Company or any affiliates; (ii) during the forbearance period, grants Lehman rights over cash proceeds resulting from the sale of assets in excess of $25 million; (iii) provide Lehman with the right to consent to amendments to the documents governing certain of Conseco Finance's securitization facilities; and
(iv) provide Lehman with additional security interests in Conseco Finance's otherwise unencumbered assets (including, but not limited to, rights on servicing fees received by Conseco Finance).

     In connection with the execution of the forbearance agreement, Conseco Finance and Lehman amended the warehouse and residual facilities. These amendments provide for increased liquidity during the forbearance period and provide Lehman with a security interest in cash flows received by Conseco Finance from its securitization facilities.

     Conseco Finance is seeking to extend the forbearance period. There can be no assurance that Conseco Finance will be able to obtain such an extension.

     Liquidity of Conseco (parent company)

     At December 31, 2001, the Company's required debt service payments for 2002 totaled $654 million (as summarized in note 2 to our December 31, 2001 consolidated financial statements). Our optional debt service payments (which could be made at the Company's discretion or on the occurrence of certain asset sales) totaled $323 million.

     We expected to have $682 million of cash from operations and completed transactions during 2002 to service our mandatory debt payments. We also anticipated an additional $318 million from transactions planned or in process.

     Developments which affected the Company's December 31, 2001 liquidity plan included the following: (i) payment of optional trust preferred dividends in May and July ($44 million); (ii) decreases in the market value of our AWE venture capital investment from that assumed in our liquidity plan ($18 million); and
(iii) reduced cash flow from our finance operations ($50 million). These adverse developments were somewhat offset by increased cash flow from insurance operations and sales of certain other non-core assets which provided positive

                         CONSECO, INC. AND SUBSIDIARIES
                              --------------------

cash flow of $45.4 million. During the second quarter of 2002 we completed the sale of Manhattan National Life and a reinsurance contract with another of our insurance subsidiaries, which provided net cash flow to our insurance subsidiaries of $98 million. We did not request regulatory approval to pay these proceeds to the parent company as dividends.

     In August 2002, A.M. Best further downgraded the ratings of our insurance companies to "B (fair)." Additionally, as a result of the net loss applicable to common stock for the nine months ended September 30, 2002 of $6,147.7 million, including the goodwill impairment and the establishment of a deferred tax valuation reserve, our shareholders' deficit was $811.8 million at September 30, 2002. The reduction in the shareholders' equity negatively impacted our A.M. Best ratings prospects and other capital market ratings prospects. The net loss during 2002, including the establishment of the deferred tax valuation reserve, resulted in our not meeting various financial covenants in our bank credit agreement and the guarantees of the D&O loans for which we have a forbearance agreement through November 26, 2002. All of these developments made it more difficult to obtain regulatory approvals of certain transactions and/or dividend payments from our insurance companies and contributed to our decision to pursue the restructuring of our capital.

     As we announced on August 9, 2002, Conseco did not make its August 2002 interest payments on its 6.4% senior notes due 2003, 6.4% guaranteed senior notes due 2004, 8.75% senior notes due 2004, and 8.75% guaranteed senior notes due 2005. Since the August 9, 2002 announcement, Conseco has not made any interest or principal payments on any of its direct corporate obligations, nor has Conseco made any distributions on its Company-obligated mandatorily redeemable preferred securities of subsidiary trusts. The failure to make the interest payments on these notes within the 30-day grace period constituted an event of default under the notes which gave the holders of the notes the right to accelerate the maturity of all principal and past due interest. We did not pay the $224.9 million of principal (plus accrued interest) that was due on October 15, 2002 under the terms of the 8.5% notes due October 15, 2002. Conseco's default with respect to the payment of principal on these notes also resulted in defaults under approximately $4.0 billion principal amount of debt obligations, approximately $481.3 million principal amount of D&O loans which Conseco has guaranteed (as further described in the note to our consolidated financial statements entitled "Guarantees") and approximately $1.9 billion of trust preferred securities through cross-default provisions contained in the respective governing instruments. If the holders of such indebtedness or preferred securities exercised their rights to accelerate the maturity of all principal and interest due, we would be unable to satisfy these obligations.

     The Company is not in compliance with certain covenants under its bank credit agreement and the guarantees of the D&O loans. Although Conseco received a waiver of the covenant violations from the relevant lenders, the waiver, as extended, expired on October 17, 2002. Conseco has obtained forbearance agreements from the relevant lenders, pursuant to which the lenders have agreed to temporarily refrain from exercising default-related remedies with respect to certain specified events of default under the bank credit agreement and the guarantees of the D&O loans. These forbearance agreements expire on November 27, 2002, and are subject to various conditions.

     The Company is currently in negotiations with its senior lenders, the D&O lenders, certain holders of its senior notes and certain holders of its trust originated preferred securities with the goal of fundamentally restructuring the Company's capital. The noteholders have formed an informal committee that has retained Fried, Frank, Harris, Shriver & Jacobson and Houlihan Lokey Howard & Zukin Capital as its advisors. The holders of the trust originated preferred securities have formed an informal committee that has retained Saul Ewing LLP and Raymond James & Associates as its advisors. The Company and its advisors are engaged in discussions with these creditors and their representatives regarding the terms of a potential restructuring plan, including the conversion of a significant amount of Conseco's debt into common equity. If an agreement on such a plan is reached, the Company would present the plan for judicial approval under Chapter 11 of the U.S. Bankruptcy Code, which provides for companies to reorganize and continue to operate as going concerns. The Company is not currently in a position to predict the outcome of these discussions. As a result of our current defaults, certain debt holders of the Company could at any time file an involuntary petition against the Company under the U.S. Bankruptcy Code although we are not aware of any current efforts to do so.

     We have substantial indebtedness. At September 30, 2002, the par value of our notes payable was $4.0 billion and the par value of our trust originated preferred securities was $1.9 billion. We have a recent

                         CONSECO, INC. AND SUBSIDIARIES
                              --------------------

history of net losses. For the first nine months of 2002, on a consolidated basis, we had a net loss applicable to common stock of $6,149.3 million and interest expense of $1,113.1 million. For the year ended December 31, 2001, on a consolidated basis we had a net loss applicable to common stock of $418.7 million and interest expense of $1,609.2 million. For the year ended December 31, 2000, on a consolidated basis, we had a net loss applicable to common stock of $1,202.2 million and interest expense of $1,453.1 million. Our earnings before fixed charges, preferred stock dividends and distributions on Company-obligated mandatorily redeemable preferred securities of subsidiary trusts were inadequate to cover fixed charges by $2,417.3 million, $617.4 million and $1,602.4 million for the nine months ended September 30, 2002, and the years ended December 31, 2001 and 2000, respectively.

     We are a holding company with no business operations of our own. We depend on our operating subsidiaries for cash to make principal and interest payments on our debt (including payments to subsidiary trusts to be used for distributions on Company-obligated mandatorily redeemable preferred securities), to pay administrative expenses and income taxes. The cash we receive from our subsidiaries consists of fees for services provided, tax sharing payments, dividends and surplus debenture interest and principal payments. At the present time, our subsidiaries are unable to make dividend payments to the parent company.

     As described in "Liquidity for insurance and fee-based operations" within "Management's Discussion and Analysis of Financial Condition and Results of Operations", A.M. Best has further downgraded the financial strength ratings of our primary insurance subsidiaries to "B (fair)". The downgrade has caused sales of our insurance products to fall and policyholder redemptions and lapses to increase, which has had a material adverse effect on our financial results.

     The Company's financial losses, declining surplus and highly leveraged position resulted in increased levels of regulatory supervision from various state insurance regulators. Since the August 2002 announcement of our restructuring, we have been working closely with insurance regulators in each of the states in which our insurance subsidiaries are domiciled (Arizona, Illinois, Indiana, New York, Pennsylvania and Texas) in connection with their monitoring of the operations and financial status of our insurance subsidiaries. The Commissioner of Insurance for the State of Texas has acted as the lead regulator among the foregoing states and has coordinated the oversight and monitoring efforts associated with our financial restructuring.

     On October 30, 2002, Bankers National Life Insurance Company and Conseco Life Insurance Company of Texas (on behalf of itself and its subsidiaries), our insurance subsidiaries domiciled in Texas, each entered into consent orders with the Commissioner of Insurance for the State of Texas whereby they agreed: (i) not to request any dividends or other distributions before January 1, 2003 and, thereafter, not to pay any dividends or other distributions to parent companies outside of the insurance system without the prior approval of the Texas Insurance Commissioner; (ii) to continue to maintain sufficient capitalization and reserves as required by the Texas Insurance Code; (iii) to request approval from the Texas Insurance Commissioner before making any disbursements not in the ordinary course of business; (iv) to complete any pending transactions previously reported to the proper insurance regulatory officials prior to and during Conseco's restructuring, unless not approved by the Texas Insurance Commissioner; (v) to obtain a commitment from Conseco and CIHC to maintain their infrastructure, employees, systems and physical facilities prior to and during Conseco's restructuring; and (vi) to continue to permit the Texas Insurance Commissioner to examine its books, papers, accounts, records and affairs. The consent orders do not prohibit the payment of fees in the ordinary course of business pursuant to existing administrative, investment management and marketing agreements with our non-insurance subsidiaries.

     The ability of our insurance subsidiaries to pay dividends is also subject to state insurance department regulations. These regulations generally permit dividends to be paid from earned surplus of the insurance company for any 12-month period in amounts equal to the greater of (or in a few states, the lesser of): (i) net gain from operations for the prior year; or (ii) 10 percent of surplus as of the end of the preceding year. Any dividends in excess of these levels require the approval of the director or commissioner of the applicable state insurance department. During the first nine months of 2002, our insurance subsidiaries paid dividends to Conseco totaling $240.0 million.

                         CONSECO, INC. AND SUBSIDIARIES
                              --------------------

     As further described in the note to the consolidated financial statements entitled "Litigation and Other Legal Proceedings", seven holders of our bank debt have challenged the validity of the amendment to the credit agreement that changes provisions related to mandatory prepayments.

     In the first quarter of 2002, we entered into various transactions with Lehman which are described above under "Liquidity for finance operations". We also entered into a revised agreement governing the movement of cash from Conseco Finance to the parent company. Conseco Finance and Lehman have agreed to amend the agreement such that Conseco Finance must maintain liquidity (i.e., cash and available borrowings, as defined) of at least: (i) $50 million until March 31, 2003; and (ii) $100 million from and after April 1, 2003. Conseco Finance does not have adequate liquidity to permit the movement of cash to the parent company.

     We have taken a number of actions over the past two years to reduce parent company debt and increase the efficiency of our business operations. However, our results for future periods are subject to numerous uncertainties. Our future debt service requirements (including principal maturities) will exceed cash flows available to the parent from the operations of our subsidiaries. The Company's inability to generate sufficient cash flows from operations, asset sales or financing transactions to meet all of our long-term debt service requirements is having a material adverse effect on our liquidity.

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

     The maturities of the direct debt of the parent company including amounts related to the Company-obligated mandatorily redeemable preferred securities of subsidiary trusts at September 30, 2002, (excluding any acceleration of debt payments which would result from the covenant violation and cross-default provisions described above) were as follows (dollars in millions):

               2002...............................................................    $  226.7
               2003...............................................................     1,791.9
               2004...............................................................       463.1
               2005...............................................................        99.2
               2006...............................................................       515.1
               Thereafter.........................................................     2,880.6
                                                                                      --------
                   Total par value at September 30, 2002..........................    $5,976.6
                                                                                      ========

     The tables above exclude any amounts related to our guarantees of D&O loans totaling $481.3 million as of September 30, 2002, to approximately 155 current and former directors, officers and key employees. Such D&O loans are due on December 31, 2003. The funds were used by the participants to purchase approximately 18.0 million shares of our common stock in open market or negotiated transactions with independent parties. Such shares are held by the banks as collateral for the loans. In addition, we have provided loans to participants for interest on the bank loans totaling $166.6 million. We have established a non-cash reserve for the exposure we have in connection with such guarantees and interest loans. At September 30, 2002, our reserve for losses on the loan guarantees and the interest loans totaled $620.0 million based upon the

                         CONSECO, INC. AND SUBSIDIARIES
                              --------------------

value of the collateral and the creditworthiness of the participants. At September 30, 2002, the guaranteed bank loans and interest loans exceeded the value of the collateral held and the reserve for losses by approximately $90 million. If we are required to pay on the guarantees when the bank loans become due on December 31, 2003 or earlier under the default provisions described above, it would have a material adverse impact on our liquidity position.

     The degree of our leverage has had material adverse consequences to us and the holders of our debt, including the following: (i) our ability to obtain additional financing in the future for working capital, capital expenditures or other purposes is impaired; (ii) a substantial portion of our cash flow from operations is required to be dedicated to the payment of interest expense and principal repayment obligations; (iii) higher interest rates will cause the interest expense on our variable rate debt to be higher; (iv) we are more highly leveraged than other companies with which we compete, and this has placed us at a competitive disadvantage; (v) our degree of leverage has made us more vulnerable to a downturn in our business or in the general economy; (vi) our degree of leverage has adversely affected the ratings of our insurance company subsidiaries which in turn has adversely affected their competitive position and ability to sell products; and (vii) the ability of our finance operations to finance receivables in the secondary markets through loan securitizations has been eliminated.

     Our cash flow may be affected by a variety of factors, many of which are outside of our control, including insurance and banking regulatory issues, competition, financial markets and other general business conditions. We cannot assure you that we will possess sufficient income and liquidity to meet all of our long-term debt service requirements and other obligations.

     The ratings assigned to Conseco's senior debt and trust preferred securities are important factors in determining Conseco's ability to access the public capital markets for additional liquidity. Rating agencies have recently downgraded the ratings on our debt and trust preferred securities. On October 25, 2002, the credit rating for our senior notes was downgraded to "Ca" by Moody's, which said its ratings outlook for us is developing. Moody's employs a system of nine national ratings, ranging from "Aaa" to "C" with modifiers 1, 2 and 3 to indicate the relative strength or weakness within each rating. "Ca" is the eighth best rating out of nine. In its October 25, 2002, release, Moody's stated that "the Ca senior unsecured rating reflects the heightened uncertainty surrounding Conseco's liquidity and financial flexibility, and the residual value of the company, a key determinant of the recovery value for debtholders."

     On October 4, 2002, Standard & Poor's lowered our senior debt rating from "CC" to "D". Standard & Poor's maintains 10 ratings categories, ranging from "AAA (Extremely strong)" to "D (Defaulted)" with pluses and minuses used to indicate relative positions within each category.

     On September 9, 2002, our senior debt ratings were lowered from "C" to "D" by Fitch IBCA. Fitch employs a system of 12 national ratings, ranging from "AAA" to "D" with pluses and minuses used to indicate the relative position of a credit within a ratings category.

     As of November 11, 2002, our trust preferred securities were rated "D" by Standard & Poor's, "D" by Fitch and "C" by Moody's.

     Our current ratings make it impossible for Conseco to issue additional securities in the public markets.

                         CONSECO, INC. AND SUBSIDIARIES
                              --------------------

     INVESTMENTS

     At September 30, 2002, the amortized cost and estimated fair value of actively managed fixed maturities and equity securities were as follows:

                                                                                        Gross         Gross      Estimated
                                                                         Amortized   unrealized    unrealized      fair
                                                                           cost         gains        losses        value
                                                                           ----         -----        ------        -----
                                                                                       (Dollars in millions)
Investment grade:
   Corporate securities................................................   $10,974.6    $  591.2        $478.6    $11,087.2
   United States Treasury securities and obligations of
     United States government corporations and agencies................       251.5        26.5            .1        277.9
   States and political subdivisions...................................       330.8        25.1            .2        355.7
   Debt securities issued by foreign governments.......................       104.8         4.9           2.3        107.4
   Mortgage-backed securities .........................................     6,514.5       357.1           4.1      6,867.5
Below-investment grade (primarily corporate securities)................     1,305.4        11.0         226.7      1,089.7
                                                                          ---------    --------        ------    ---------
   Total actively managed fixed maturities.............................   $19,481.6    $1,015.8        $712.0    $19,785.4
                                                                          =========    ========        ======    =========
Equity securities......................................................   $   156.2    $    3.4        $ 20.5    $   139.1
                                                                          =========    ========        ======    =========

     Concentration of Corporate Securities

     At September 30, 2002, our corporate securities (including below-investment grade) were concentrated in the following industries:

                                                                                     Percent of        Percent of
                                                                                      amortized         estimated
                                                                                       cost            fair value
                                                                                     ----------        ----------
Media and communications.........................................................         14.5%            13.7%
Bank/savings and loan............................................................         10.9             11.6
Energy...........................................................................          8.9              9.5
Electric utility.................................................................          8.3              8.4
Financial institutions...........................................................          8.2              8.0
Insurance .......................................................................          5.9              5.3
Real estate and real estate investment trusts....................................          5.1              5.4

     With respect to our corporate securities, no other industry accounted for more than 5.0 percent of amortized cost or estimated fair value.

     Below-Investment Grade Securities

     At September 30, 2002, the amortized cost of the Company's fixed maturity securities in below-investment grade securities was $1,305.4 million, or 6.7 percent of the Company's fixed maturity portfolio. The estimated fair value of the below-investment grade portfolio was $1,089.7 million, or 83 percent of the amortized cost. The value of these securities varies based on the credit worthiness of the issuer of the securities. Recently a number of large highly leveraged issuers have defaulted or filed for bankruptcy relief, which decreases the value of our assets. These defaults and filings have a material adverse effect on us.

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

                         CONSECO, INC. AND SUBSIDIARIES
                              --------------------

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

     Net Realized Investment Losses

     During the first nine months of 2002, we recognized net realized investment losses of $524.9 million, compared to $302.7 million during the comparable period of 2001. The net realized investment losses during the first nine months of 2002 included: (i) $489.8 million of writedowns of fixed maturity investments, equity securities and other invested assets as a result of conditions which caused us to conclude a decline in fair value of the investment was other than temporary; and (ii) $35.1 million of net losses from the sales of investments (primarily fixed maturities) which generated proceeds of $15.6 billion. At September 30, 2002, fixed maturity securities in default as to the payment of principal or interest had an aggregate amortized cost of $241.1 million and a carrying value of $227.8 million. The net realized investment losses during the first nine months of 2001 included: (i) $251.4 million of writedowns of fixed maturity investments, equity securities and other invested assets as a result of conditions which caused us to conclude a decline in fair value of the investment was other than temporary; and (ii) $51.3 million of net losses from the sales of investments (primarily fixed maturities).

     During the first nine months of 2002, we sold $10.7 billion of fixed maturity investments which resulted in gross investment losses (before income taxes) of $168.1 million. Securities sold at a loss are sold for a number of reasons including: (i) changes in the investment environment; (ii) expectation that the market value could deteriorate further; (iii) desire to reduce our exposure to an issuer or an industry; (iv) changes in credit quality; and (v) our analysis indicates there is a high probability that the security is permanently impaired.

     The following summarizes the investments sold at a loss during the first nine months of 2002 which had been continuously in an unrealized loss position exceeding 20 percent of the amortized cost basis prior to the sale for the period indicated:

                                                                                            At date of sale
                                                                                            ---------------
                                                                              Number of    Amortized    Fair
               Period                                                          issuers      cost       value
               ------                                                          -------      ----       -----
                                                                                          (Dollars in millions)

               Less than 6 months prior to sale.............................       40        $88.3      $48.3

               Greater than or equal to 6 and less than 12 months
                  prior to sale.............................................       13         20.1        9.4

               Greater than 12 months
                  prior to sale.............................................       18         56.1       36.8

     Investments with Other-Than-Temporary Losses

     During the nine months ended September 30, 2002, we recorded writedowns of fixed maturity investments, equity securities and other invested assets totaling $489.8 million. The following is a brief description of the facts and circumstances that resulted in the other-than-temporary losses.

     During the nine months ended September 30, 2002, we recorded writedowns totaling $124.8 million on securitized investments backed by commercial loans (referred to herein as "collateralized debt obligations" or "CDOs"). Principal and interest payments on CDOs are made from cash flows from underlying loans held by the trusts. The current value of these investments are influenced by a number of factors, such as the performance of the underlying loans, the current and future expected economic environment, and the payment priority of our investment in the securitization structure. In recent periods, general rates of defaults on commercial loans have increased. In addition, the ratings of several CDOs which we hold have been downgraded by nationally recognized statistical rating organizations. Accordingly, we reviewed our CDO portfolio for potential other-than-temporary impairments in accordance with EITF 99-20.

     During the nine months ended September 30, 2002, we recorded writedowns totaling $73.7 million related to fixed maturity investments issued by a merchant energy company rated B3/B-. The company's operating results and

                         CONSECO, INC. AND SUBSIDIARIES
                              --------------------

liquidity have deteriorated due to lower energy prices, diminished energy trading profits and higher working capital demands. Although the company has commenced asset sales in an effort to produce needed liquidity, its debt service requirements are significant. We concluded the decline in fair value was other-than-temporary.

     During the nine months ended September 30, 2002, we recorded writedowns totaling $62.7 million on certain lower-rated securities issued by the non-consolidated securitization trusts which hold loans to purchase manufactured housing originated and managed by our finance subsidiary. These securities were acquired by our insurance subsidiaries prior to our acquisition of the finance subsidiary. As described in the note to our consolidated financial statements entitled "Guarantees," the scheduled cash payments on these securities are guaranteed by our finance subsidiary. Due to the performance of the underlying portfolios, the payments on lower-priority securities are dependent on the guarantees of our finance subsidiary. Given the current financial condition of our finance subsidiary, there can be no assurance it will be able to honor its commitments with respect to such guarantees. Accordingly, we wrote these investments down to a nominal value (representing estimated fair value).

     During the nine months ended September 30, 2002, we recorded writedowns totaling $29.9 million related to investments in a large capitalization stock fund, a balanced fund, and a diversified science and technology fund. The events of September 11, 2001 resulted in a decline in the value of most equity securities, including net assets in these funds. Based on the belief that the economy was improving at year-end 2001, combined with the general equity market improvement in late 2001, we concluded that the unrealized loss at December 31, 2001 was temporary. However, the equity markets in the first half of 2002 suffered significant losses due to a combination of corporate restatements, fears over a double-dip recession and decreased corporate capital spending. We changed our intent to hold these funds once we concluded that the loss was other-than-temporary. All of our holdings in such funds were sold by August 5, 2002.

     During the nine months ended September 30, 2002, we recorded writedowns totaling $30.2 million related to an investment in a telecommunications company that was rated investment grade at the time of purchase and was subsequently downgraded to below-investment grade. The company faced significant financial difficulties and accounting irregularities that resulted in a restatement of its financial statements. The company defaulted in July.

     During the nine months ended September 30, 2002, we recorded writedowns totaling $19.5 million related to holdings of fixed maturity investments in a retail chain that defaulted in early 2002. A writedown was taken as of December 31, 2001 based upon the estimated fair value of the investment at that time. Given the subsequent decrease in the estimated fair value of our investment, subsequent writedowns were taken in 2002.

     During the nine months ended September 30, 2002, we recorded writedowns totaling $23.1 million based upon our analysis of the value of the underlying collateral of various investments in the airline sector. Many major airlines are facing significant liquidity issues and we believe the current market value of the collateral backing these loans is less than the book value of our investment. Our investment analysts believe that the decline in fair value of these investments is other-than-temporary.

     During the nine months ended September 30, 2002, we recorded writedowns totaling $10.8 million on a fixed maturity investment in an Australian nickel mining company. The construction costs of the processing plant at this start-up nickel project were higher than anticipated. Initially, the project's equity sponsors supported this project through additional equity and cash infusions. However, during the first six months of 2002, the equity sponsors notified bond investors that they were no longer willing to support the project without a restructuring of the company's debt. As a result, our investment analysts believe the decline in market value of this security is other-than-temporary.

     During the nine months ended September 30, 2002, we recorded writedowns totaling $9.4 million of fixed maturity investments issued by a global energy services company. The company is suffering from reduced profitability due to declining energy prices in key markets plus the effect of above market purchase contracts. Due to very high financial leverage related to several acquisitions at high prices and diminished cash flows, our investment analysts believe that the decline in fair value is other-than-temporary.

     During the nine months ended September 30, 2002, we recorded writedowns totaling $8.5 million related to investments issued by a moving and storage company. The company failed to make a recent scheduled payment of principal on a public debt security. The company recently cancelled a proposed offering of long-term notes. While the company has publicly expressed its intention and

                         CONSECO, INC. AND SUBSIDIARIES
                              --------------------

belief that a successful refinancing can be completed, our investment analysts believe that the decline in market value of this security is other-than-temporary.

     During the nine months ended September 30, 2002, we recorded writedowns of $8.1 million of fixed maturity investments issued by a copper producer. The financial condition of this company is significantly affected by the price of copper, which has dropped from as high as $0.80 per pound earlier this year to a low of $0.68 near the end of the second quarter. In addition, the company was downgraded by a national rating agency during the first six months of 2002. Despite the fact that the company is still making the coupon payments on this issue, our investment analysts believe that the decline in market value of this security is other-than-temporary. All of our holdings in this company were sold by August 8, 2002.

     During the nine months ended September 30, 2002, in addition to the specific securities discussed above, we recorded $99.0 million of writedowns related to various other investments. No other writedowns of a single issuer exceeded $6.8 million.

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

     Our periodic assessment of whether unrealized losses are "other than temporary" requires significant judgment and uncertainty. Factors considered include: (i) the extent to which market value is less than the cost basis; (ii) the length of time that the market value has been less than cost; (iii) whether the unrealized loss is credit-driven or a result of changes in market interest rates; (iv) the near-term prospects for improvement in the issuer and/or its industry; (v) whether the investment is investment-grade and our security analyst's view of the investment's rating; (vi) whether the issuer is current on all payments in accordance with the contractual terms of the investment; and
(vii) our ability and intent to hold the investment for a period of time sufficient to allow for any anticipated recovery.

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

                         CONSECO, INC. AND SUBSIDIARIES
                              --------------------

     The following table sets forth the amortized cost and estimated fair value of those actively managed fixed maturities with unrealized losses at September 30, 2002, by contractual maturity. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Most of the mortgage-backed securities shown below provide for periodic payments throughout their lives.

                                                                                                            Estimated
                                                                                             Amortized        fair
                                                                                               cost           value
                                                                                               ----           -----
                                                                                               (Dollars in millions)

Due in one year or less...................................................................    $  184.7       $  181.7
Due after one year through five years.....................................................       280.8          248.8
Due after five years through ten years....................................................     1,248.8        1,080.8
Due after ten years.......................................................................     3,260.1        2,757.1
                                                                                              --------       --------
   Subtotal...............................................................................     4,974.4        4,268.4

Mortgage-backed securities (a)............................................................        89.4           80.5
                                                                                              --------       --------
   Total..................................................................................    $5,063.8       $4,348.9
                                                                                              ========       ========

---------------------

(a) Includes below-investment grade mortgage-backed securities with an amortized cost and estimated fair value of $6.9 million and $2.1 million, respectively.


     The following summarizes the investments in our portfolio rated below-investment grade or equity-type securities which have been continuously in an unrealized loss position exceeding 20 percent of the cost basis for the period indicated as of September 30, 2002:

                                                   Number           Cost         Unrealized        Estimated
               Period                            of issuers         basis           loss          fair value
               ------                            ----------         -----           ----          ----------
                                                                             (Dollars in millions)


               Less than 6 months (1)                 36            $235.1           $88.3          $146.8

               Greater than or equal to
                  6 months and less
                  than 12 months(2)                    8              94.6            42.6            52.0

               Greater than 12 months(3)              15             204.3            75.2           129.1

               ---------------


               (1) These investments include: (i) fixed maturity investments in a diversified paper and forest products manufacturer with a cost basis of $49.3 million and a fair value of $35.6 million; (ii) fixed maturity investments issued by an affiliate of a commercial airline with an amortized cost of $25.6 million and an estimated fair value of $15.4; and
                    (iii) fixed maturities held by a foreign government with an amortized cost of $18.4 million and an estimated fair value of $9.3 million. No other single issuer in this category had an unrealized loss exceeding $8.6 million. See "Investments with Unrealized Losses" for additional information.

               (2) These investments include an investment in a telecommunications company with a cost basis of $55.5 million and a fair value of $27.7 million. See "Investments with Unrealized Losses" for additional information. No other single issuer in this category exceeded $7.0 million.

                         CONSECO, INC. AND SUBSIDIARIES
                              --------------------


               (3) These investments include: (i) a fixed maturity investment issued by a commercial property and casualty insurance company with a cost basis of $54.0 million and an estimated fair value of $28.3 million; and (ii) a fixed maturity investment issued by a regional retail chain with an amortized cost basis of $29.9 million and a fair value of $19.2 million. See "Investments with Unrealized Losses" for additional information. No other single issuer in this category had an unrealized loss exceeding $7.4 million.


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

     Based on management's current assessment of these securities and other investments with unrealized losses at September 30, 2002, the Company believes the issuers of the securities will continue to meet their obligations (or with respect to equity-type securities, the investment value will recover to its cost basis). The Company has no intent to sell these securities and has the ability to hold them to maturity. The recognition of an other-than-temporary impairment through a charge to earnings may be recognized in future periods if management later concludes that the decline in market value below the cost basis is other than temporary.

     Investments with Unrealized Losses

     The following is a brief description of our assessment of the potential other-than-temporary losses related to investments in our below-investment grade portfolio (or equity-type securities) with significant unrealized losses at September 30, 2002 (unrealized losses which exceed $8.5 million and 20 percent of the cost basis of the securities by the same issuer):

     At September 30, 2002, we held fixed maturity investments issued by a telecommunications company rated Caa1/CCC+ with an amortized cost basis of $55.5 million and a fair value of $27.7 million. Our investment analysts believe that based on the completion of certain transactions currently in progress, the company has sufficient liquidity and the underlying value of the company's customer base provides sufficient value to cover the existing debt. Therefore, we concluded that the unrealized loss at September 30, 2002 is temporary.

     At September 30, 2002 we held fixed maturity investments issued by a commercial property and casualty insurance company rated Ba2/BB+ with an amortized cost basis of $54.0 million and an estimated fair value of $28.3 million. Our securities analysts believe this issuer currently has sufficient liquidity to cover its debt service through 2005. They believe the underwriting cycle will improve before then (consistent with prior cycles), allowing the issuer to continue to service its debt beyond 2005. In addition, this issuer recently completed the public issuance of equity securities, which further improves its liquidity and demonstrates the ability to access the capital market, if needed, to service its future debt obligations.

     At September 30, 2002, we held secured fixed maturity investments issued by a commercial airline rated Ba2/BB+ with an amortized cost of $29.2 million and an estimated fair value of $16.9 million. The company is facing financial challenges that affect the entire industry, but is implementing a plan to increase liquidity, reduce debt and reduce costs. Given that the company has demonstrated that it has sufficient cash flows and liquidity to meet its obligations, our investment analysts concluded that the unrealized loss at September 30, 2002 is temporary.

     At September 30, 2002, we held fixed maturity investments issued by a diversified paper and forest products manufacturer rated Ba1/BB+ with an amortized cost of $49.3 million and an estimated fair value of $35.6 million. The company is confronting issues related to earnings, cash flows, and asbestos liabilities. Despite concerns about earnings, the company was able to reverse a loss from one year ago and post a profit for the third quarter as it cut costs and curtailed excess production. In addition, the company was able to reduce its debt significantly during the third quarter. Our analysts believe that the company's insurance coverage should be available for the next few years to cover the asbestos liabilities, and that the company's businesses remain excellent cash generators to manage through the current economic environment. Therefore, we concluded that the unrealized loss at September 30, 2002 is temporary.

     At September 30, 2002, we held fixed maturity investments issued by a regional retail chain rated B2/B+ with an amortized cost basis of $29.9 million, a par amount of $25.2 million and a fair value of $19.2 million. Our investment

                         CONSECO, INC. AND SUBSIDIARIES
                              --------------------

analysts have observed that this company has improving fundamentals including its liquidity position, leverage and operating performance. This fixed maturity has a long duration and was purchased at a price in excess of par as an investment grade credit. The market value of this security has increased significantly during 2002 (from 70 percent of par at December 31, 2001 to 76 percent of par at September 30, 2002). We believe that we will recover full value from this investment and we intend to hold the security to maturity.

     At September 30, 2002, we held fixed maturity investments issued by a Canadian telephone and wireless operator rated Ba1/BBB with an amortized cost basis of $42.4 million and an estimated fair value of $31.7 million. This company serves over five million customers and is reducing its union workforce by approximately 25% to reduce operating costs. The company is very well positioned in its markets and is more insulated from wire line and wireless competition than comparable firms in the United States. Our investment analysts believe that the unrealized loss at September 30, 2002, is temporary.

     At September 30, 2002, we held fixed maturity investments issued by an affiliate of a commercial airline rated Ba3/BB- with an amortized cost of $25.6 million and an estimated fair value of $15.4 million. Our investment analysts believe the collateral supporting these investments is sufficient, and, therefore, we concluded that the unrealized loss at September 30, 2002 is temporary.

     At September 30, 2002, we held fixed maturity investments issued by the government of Brazil with an amortized cost of $18.4 million and an estimated fair value of $9.3 million. The country is currently facing an acute liquidity crisis which has been exacerbated by both the increase in risk aversion amongst the international financial community and contentious presidential elections. Fears of a win by the left-wing candidate have fueled concerns both within the country and abroad about potential diversion from the current administration's economic orthodoxy and led to a depreciation of the currency, a significant rise in interest rates, and difficulties in rolling over maturing local debt. The IMF and the World Bank demonstrated their support for the country in August by engineering a $30 billion support package for the country. Our investment analysts indicate that the structures we own include political risk insurance which serves to mitigate any loss in the event that capital controls prohibit the country from accessing dollars to make its interest payments. Therefore, we concluded that the unrealized loss at September 30, 2002 is temporary.

     At September 30, 2002, we held fixed maturity investments in a diesel engine and electric power generation manufacturer rated Ba1/BBB- with an amortized cost of $36.9 million and an estimated fair value of $28.2 million. The company is suffering from a significant decline in engine and power generation segments, particularly heavy-duty truck markets. After several years of record production, demand declined in late 2000, creating an overage of inventory and used equipment. As the economy has slowed further, shipments of smaller engines and power generator sets (with significant exposure to the telecom industry) have slowed. The company has focused on cash flow and has cut costs effectively. The company has significant market share and competitive products that should drive operational improvements as economic conditions improve. Our investment analysts believe that the company has sufficient cash flow to retire maturing debt and meet the company's financing needs. Therefore, we concluded that the unrealized loss at September 30, 2002 is temporary.

                         CONSECO, INC. AND SUBSIDIARIES
                              --------------------

     Mortgage Backed Securities

     At September 30, 2002, fixed maturity investments included $6.9 billion of mortgage-backed securities (or 35 percent of all fixed maturity securities). The yield characteristics of mortgage-backed securities differ from those of traditional fixed-income securities. Interest and principal payments for mortgage-backed securities occur more frequently, often monthly. Mortgage-backed securities are subject to risks associated with variable prepayments. Prepayment rates are influenced by a number of factors that cannot be predicted with certainty, including: the relative sensitivity of the underlying mortgages backing the assets to changes in interest rates; a variety of economic, geographic and other factors; and the repayment priority of the securities in the overall securitization structures.

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

     The following table sets forth the par value, amortized cost and estimated fair value of mortgage-backed securities, summarized by interest rates on the underlying collateral at September 30, 2002:

                                                                                         Par        Amortized    Estimated
                                                                                        value         cost      fair value
                                                                                        -----         ----      ----------
                                                                                               (Dollars in millions)

Below 7 percent.....................................................................    $5,314.2      $5,270.6    $5,551.1
7 percent - 8 percent...............................................................     1,055.8       1,055.9     1,115.7
8 percent - 9 percent...............................................................       145.1         146.0       153.1
9 percent and above.................................................................        46.8          49.1        49.9
                                                                                        --------      --------    --------
       Total mortgage-backed securities (a).........................................    $6,561.9      $6,521.6    $6,869.8
                                                                                        ========      ========    ========

---------------

(a) Includes below-investment grade mortgage-backed securities with an amortized cost and estimated fair value of $7.1 million and $2.3 million, respectively.

     The amortized cost and estimated fair value of mortgage-backed securities at September 30, 2002, summarized by type of security, were as follows:

                                                                                               Estimated fair value
                                                                                               --------------------
                                                                                                             Percent
                                                                            Amortized                       of fixed
Type                                                                           cost           Amount        maturities
----                                                                           ----           ------        ----------
                                                                                (Dollars in millions)

Pass-throughs and sequential and targeted amortization classes............    $3,346.6        $3,520.9            18%
Planned amortization classes and accretion-directed bonds.................     2,432.9         2,557.1            13
Commercial mortgage-backed securities.....................................       407.9           436.3             2
Subordinated classes and mezzanine tranches...............................       324.3           347.6             2
Other.....................................................................         9.9             7.9             -
                                                                              --------        --------            --
       Total mortgage-backed securities (a)...............................    $6,521.6        $6,869.8            35%
                                                                              ========        ========            ==

                         CONSECO, INC. AND SUBSIDIARIES
                              --------------------

-------------------

(a) Includes below-investment grade mortgage-backed securities with an amortized cost and estimated fair value of $7.1 million and $2.3 million, respectively.

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

     Mortgage Loans

     At September 30, 2002, the mortgage loan balance was primarily comprised of commercial loans. Less than one percent of the mortgage loan balance was noncurrent (loans with two or more scheduled payments past due) at September 30, 2002.

     Investment Borrowings

     Our investment borrowings averaged approximately $1,226.4 million during the first nine months of 2002, compared with approximately $608.7 million during the same period of 2001 and were collateralized by investment securities with fair values approximately equal to the loan value. The weighted average interest rates on such borrowings were 1.3 percent and 5.5 percent during the first nine months of 2002 and 2001, respectively.

                         CONSECO, INC. AND SUBSIDIARIES
                              --------------------


     STATUTORY INFORMATION

     Statutory accounting practices prescribed or permitted by regulatory authorities for the Company's insurance subsidiaries differ from GAAP. The statutory income before net realized capital gains (losses) of our life insurance subsidiaries was $42.2 million and $115.3 million in the first nine months of 2002 and 2001, respectively. The Company's life insurance subsidiaries reported the following amounts to regulatory agencies at September 30, 2002, after appropriate eliminations of intercompany accounts among such subsidiaries (dollars in millions):

                  Statutory capital and surplus ..................................     $1,160.6
                  Asset valuation reserve.........................................         29.0
                  Interest maintenance reserve....................................        257.1
                                                                                       --------
                     Total........................................................     $1,446.7
                                                                                       ========

     The statutory capital and surplus shown above included investments in up-stream affiliates, all of which were eliminated in the consolidated financial statements prepared in accordance with GAAP, as follows:

                                                                                        September 30,
                                                                                            2002
                                                                                            ----
                                                                                    (Dollars in millions)
Securitization debt issued by special purpose entities and guaranteed by our finance subsidiary, all of which was purchased by our insurance subsidiaries
   prior to the acquisition of Conseco Finance (a)....................................    $   7.1
Preferred and common stock of intermediate holding company............................      146.4
Other ................................................................................        2.5
                                                                                           ------
      Total...........................................................................     $156.0
                                                                                           ======

--------------

(a) Total par value, amortized cost and fair value of securities issued by special purpose entities that hold loans originated by our finance subsidiary (including the securities that are not guaranteed by Conseco Finance, and therefore are not considered affiliated investments) were $208.2 million, $204.3 million and $203.7 million, respectively.


     The ability of our insurance subsidiaries to pay dividends is subject to state insurance department regulations. These regulations generally permit dividends to be paid from earned surplus of the insurance company for any 12-month period in amounts equal to the greater of (or in a few states, the lesser of): (i) net gain from operations for the prior year; or (ii) 10 percent of surplus as of the end of the preceding year. Any dividends in excess of these levels require the approval of the director or commissioner of the applicable state insurance department. During the first nine months of 2002, our insurance subsidiaries paid dividends to Conseco totaling $240.0 million. As a result of consent orders entered into with insurance regulators on October 30, 2002, our insurance subsidiaries may not pay dividends without such regulators' consent. See "Liquidity of Conseco (parent company)" above for a discussion on dividend payments from our insurance subsidiaries to Conseco.

     NEW ACCOUNTING STANDARDS

     See "Cumulative Effect of Accounting Change and Goodwill Impairment" and "Recently Issued Accounting Standards" in the notes to consolidated financial statements for a discussion of recently issued accounting standards.

                         CONSECO, INC. AND SUBSIDIARIES
                              --------------------


     FORWARD-LOOKING STATEMENTS

     All statements, trend analyses and other information contained in this report and elsewhere (such as in filings by Conseco with the Securities and Exchange Commission, press releases, presentations by Conseco or its management or oral statements) relative to markets for Conseco's products and trends in Conseco's operations or financial results, as well as other statements including words such as "anticipate," "believe," "plan," "estimate," "expect," "project," "intend," "may," "will," "would," "contemplate," "possible," "attempts," "seeks," "should," "could," "goal," "target," "on track," "comfortable with," "optimistic" and other similar expressions, constitute forward-looking statements under the Private Securities Litigation Reform Act of 1995. Forward-looking statements are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from the future results, performance or achievements expressed or implied by the forward-looking statements. Assumptions and other important factors that could cause our actual results to differ materially from those anticipated in our forward-looking statements include, among other things:
(i) general economic conditions and other factors, including prevailing interest rate levels, stock and credit market performance and health care inflation, which may affect (among other things) Conseco's ability to sell its products, its ability to make loans and access capital resources and the costs associated therewith, the market value of Conseco's investments, the lapse rate and profitability of policies, and the level of defaults and prepayments of loans made by Conseco; (ii) Conseco's ability to achieve anticipated synergies and levels of operational efficiencies, including from our process excellence initiatives; (iii) customer response to new products, distribution channels and marketing initiatives; (iv) mortality, morbidity, usage of health care services and other factors which may affect the profitability of Conseco's insurance products; (v) performance of our investments; (vi) changes in the Federal income tax laws and regulations which may affect the relative tax advantages of some of Conseco's products; (vii) increasing competition in the sale of insurance and annuities and in the finance business; (viii) regulatory changes or actions, including those relating to regulation of the financial affairs of our insurance companies, regulation of financial services affecting (among other things) bank sales and underwriting of insurance products, regulation of the sale, underwriting and pricing of products, and health care regulation affecting health insurance products; (ix) the outcome of Conseco's efforts to sell assets and reduce, refinance or modify indebtedness and the availability and cost of capital in connection with this process; (x) actions by rating agencies and the effects of past or future actions by these agencies on Conseco's business including the impact of recent downgrades; (xi) the ultimate outcome of lawsuits filed against Conseco; and (xii) the risk factors or uncertainties listed from time to time in Conseco's filings with the Securities and Exchange Commission; and (xiii) the outcome and timing of our restructuring activities including the efforts of Conseco Finance to sell assets. Other factors and assumptions not identified above are also relevant to the forward-looking statements, and if they prove incorrect, could also cause actual results to differ materially from those projected.

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

     As described in "Liquidity and Capital Resources" within "Management's Discussion and Analysis of Financial Condition and Results of Operations", the recent adverse developments concerning the parent company's liquidity have adversely affected certain aspects of our finance and insurance segment operations. While these developments do not change the way we manage market risk, such developments can affect our ability to effectively manage them.

     Our market risks, and the ways we manage them, are summarized in management's discussion and analysis of financial condition and results of operations as of December 31, 2001, included in the Company's Form 10-K for the year ended December 31, 2001. There have been no material changes other than those summarized above in the first nine months of 2002 to such risks or our management of such risks.

ITEM 4.  CONTROLS AND PROCEDURES.

     Conseco's Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of Conseco's disclosure controls and procedures, as defined in Exchange Act Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934, as of a date within 90 days of the filing date of this quarterly report and concluded that Conseco's disclosure controls and procedures were functioning properly as of the evaluation date.

     Based on this most recent evaluation, there do not appear to have been any significant changes in Conseco's internal controls or in other factors that could significantly affect these controls subsequent to the date of this evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses. The results of this evaluation have been discussed with Conseco's Audit Committee and with our external auditors.

                         CONSECO, INC. AND SUBSIDIARIES
                              --------------------

PART II - OTHER INFORMATION

     ITEM 1. LITIGATION AND OTHER LEGAL PROCEEDINGS.

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

     Conseco Finance was served with various related lawsuits filed in the United States District Court for the District of Minnesota. These lawsuits were generally filed as purported class actions on behalf of persons or entities who purchased common stock or options to purchase common stock of Conseco Finance during alleged class periods that generally run from July 1995 to January 1998. One action (Florida State Board of Admin. v. Green Tree Financial Corp., et. al, Case No. 98-1162) was brought not on behalf of a class, but by the Florida State Board of Administration, which invests and reinvests retirement funds for the benefit of state employees. In addition to Conseco Finance, certain current and former officers and directors of Conseco Finance are named as defendants in one or more of the lawsuits. Conseco Finance and other defendants obtained an order consolidating the lawsuits seeking class action status into two actions, one of which pertains to a purported class of common stockholders (In re Green Tree Financial Corp. Stock Litig., Case No. 97-2666) and the other of which pertains to a purported class of stock option traders (In re Green Tree Financial Corp. Options Litig., Case No. 97-2679). Plaintiffs in the lawsuits assert claims under Sections 10(b) (and Rule 10b-5 promulgated thereunder) and 20(a) of the Securities Exchange Act of 1934. In each case, plaintiffs allege that Conseco Finance and the other defendants violated federal securities laws by, among other things, making false and misleading statements about the current state and future prospects of Conseco Finance (particularly with respect to prepayment assumptions and performance of certain loan portfolios of Conseco Finance) which allegedly rendered Conseco Finance's financial statements false and misleading. On August 24, 1999, the United States District Court for the District of Minnesota issued an order dismissing with prejudice all claims alleged in the lawsuits. The plaintiffs subsequently appealed the decision to the U.S. Court of Appeals for the 8th Circuit. A three judge panel issued an opinion on October 25, 2001, reversing the United States District Court's dismissal order and remanding the actions to the United States District Court. Pretrial discovery has commenced. The Company believes that the lawsuits are without merit and intends to continue to defend them vigorously. The ultimate outcome of these lawsuits cannot be predicted with certainty.

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

                         CONSECO, INC. AND SUBSIDIARIES
                              --------------------

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

     We maintained certain directors' and officers' liability insurance that was in force at the time the Indiana securities and derivative litigation (the derivative litigation is described below) was commenced and which, in our view, applies to the claims asserted in that litigation. The insurers denied coverage for those claims, so we commenced a lawsuit against them on June 13, 2001, in Marion County Circuit Court in Indianapolis, Indiana (Conseco, Inc., et al. v. National Union Fire Insurance Company of Pittsburgh, PA, Royal & SunAlliance, Westchester Fire Insurance Company, RLI Insurance Company, Greenwich Insurance Company and Certain Underwriters at Lloyd's of London, Case No. 49C010106CP001467) (the "coverage litigation") seeking, among other things, a judicial declaration that coverage for those claims exists. The primary insurance carrier, National Union Fire Insurance Co. of Pittsburgh, PA, has paid its full $10 million in policy proceeds toward the settlement of the securities litigation; in return, National Union has been released from the coverage litigation. The first excess insurance carrier, Royal & SunAlliance ("Royal"), has paid its full $15 million in policy proceeds toward the settlement, but reserved rights to continue to litigate coverage. The second excess insurance carrier, Westchester Fire Insurance Company, has paid its full $15 million in policy proceeds toward the settlement without a reservation of rights and has been released from the coverage litigation. The third excess insurance carrier, RLI Insurance Company ("RLI"), has paid its full $10 million in policy proceeds toward the settlement, but initially reserved rights to continue to litigate coverage. RLI has subsequently settled (for $50,000 paid by certain of the individual insureds as partial payment of RLI's attorneys' fees incurred in the coverage litigation), and RLI is no longer continuing to dispute coverage. The fourth excess insurance carrier, Greenwich Insurance Company ("Greenwich"), has paid its full $25 million in policy proceeds toward the settlement without a reservation of rights and has been released from the coverage litigation. The final excess carrier, Certain Underwriters at Lloyd's of London ("Lloyd's"), refused to pay or to escrow its $25 million in policy proceeds toward the settlement and is continuing to litigate coverage. Under the April 15 MOU, the settlement of the securities litigation will proceed notwithstanding the continuing coverage litigation between the Company, Royal and Lloyd's. Since the United States District Court for the Southern District of Indiana has approved the settlement of the securities litigation prior to resolution of the coverage litigation, $90 million plus accrued interest is available for distribution to the putative class. The remaining funds, with interest, will be distributed at the conclusion of the coverage litigation (or, in the case of the $25 million at issue in the litigation with Lloyd's, on December 31, 2005, if the litigation with Lloyd's has not been resolved by that date), with such funds coming either from Lloyd's (if the Company prevails in the coverage litigation) or from the Company (if the Company does not prevail). We intend to pursue our coverage rights vigorously. Because the directors' and officers' liability insurance that was in force at the time the litigation commenced provides for coverage of $100 million, the Company's best estimate of its exposure in the litigation is $20 million (i.e., the excess of the $100 million in coverage). The Company believes that the insurance applies to the claims in the securities litigation and that the two insurers who are continuing to litigate the coverage issue were obligated to pay their policy limits to fund the settlement, as the other four carriers have done. Accordingly, $20 million is our best estimate of a probable loss at September 30, 2002. We have established an estimated liability of $40 million and claim for recovery of $40 million at September 30, 2002. Such amounts include: (i) $15 million related to the insurer that paid its portion of the settlement into a fund but reserved its rights to continue to litigate coverage (which litigation is proceeding); and (ii) $25 million related to the insurer that has refused to pay. The Company believes that it is probable that the coverage litigation will result in a determination that the insurer that paid under a reservation of rights has no right to recoup the payment that it made, and that the insurer that refused to pay is obligated to do so under its

                         CONSECO, INC. AND SUBSIDIARIES
                              --------------------

policy. We believe it is probable that the latter insurer will pay its portion of the coverage once such determination is made. The ultimate outcome cannot be predicted with certainty.

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

     Commencing in August 2002 a total of eight purported securities fraud class action lawsuits have been filed in the United States District Court for the Southern District of Indiana. The complaints name as defendants the Company, along with certain current and former officers of the Company, and were filed on behalf of persons or entities who purchased the Company's common stock on various dates between October 24, 2001 and August 9, 2002. In each case Plaintiffs allege claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and allege material omissions and dissemination of materially misleading statements regarding, among other things, the liquidity of the Company and alleged problems in the Company's manufactured housing division, allegedly resulting in the artificial inflation of the Company's stock price in the marketplace. These cases are expected to be consolidated into one action. The Company believes these lawsuits are without merit and intends to defend them vigorously. The ultimate outcome of these lawsuits cannot be predicted with certainty.

     Conseco Finance is a defendant in two arbitration proceedings in South Carolina (Lackey v. Green Tree Financial Corporation, n/k/a Conseco Finance Corp. and Bazzle v. Green Tree Financial Corporation, n/k/a Conseco Finance Corp.) where the arbitrator, over Conseco Finance's objection, allowed the plaintiffs to pursue purported class action claims in arbitration. The two purported arbitration classes consist of South Carolina residents who obtained real estate secured credit from Conseco Finance's Manufactured Housing Division (Lackey) and Home Improvement Division (Bazzle) in the early and mid 1990s, and did not receive a South Carolina specific disclosure form relating to selection of attorneys and insurance agents in connection with the credit transactions. The arbitrator, in separate awards issued on July 24, 2000, awarded a total of $26.8 million in penalties and attorneys' fees. The awards were confirmed as judgments in both Lackey and Bazzle. These cases were consolidated into one case, and Conseco Finance appealed them to the South Carolina Supreme Court. Oral argument was heard on March 21, 2002. On August 26, 2002 the South Carolina Supreme Court affirmed the arbitration judgments, and Conseco Finance filed a petition for writ of certiorari with the U.S. Supreme Court on October 23, 2002. Conseco Finance has posted appellate bonds, including $21 million of cash, for these cases. Conseco Finance intends to challenge the awards vigorously and believes that the arbitrator erred by, among other things, conducting class action arbitrations without the authority to do so and misapplying South Carolina law when awarding the penalties. The ultimate outcome of this proceeding cannot be predicted with certainty.

     On January 15, 2002, Carmel Fifth, LLC ("Carmel"), an indirect, wholly owned subsidiary of the Company, exercised its rights to require 767 Manager, LLC ("Manager"), an affiliate of Donald J. Trump, to elect within 60 days, either to acquire Carmel's interests in 767 LLC for $499.4 million, or to sell its interests in 767 LLC to Carmel for $15.6 million (the "Buy/Sell Right"). Such rights were exercised pursuant to the Limited Liability Company Agreement of 767 LLC. 767 LLC is a Delaware limited liability company that owns the General Motors Building, a 50-story office building in New York, New York. 767 LLC is owned by Carmel and Manager. On February 6, 2002, Mr. Trump commenced a civil action against the Company, Carmel and 767 LLC in New York State Supreme Court, entitled Donald J. Trump v. Conseco, Inc., et al. (the "State Court Action"). Plaintiff claims that the Company and Carmel breached an agreement,

                         CONSECO, INC. AND SUBSIDIARIES
                              --------------------

dated July 3, 2001, to sell Carmel's interests to plaintiff for $295 million on or before September 15, 2001 (the "July 3rd Agreement"). Specifically, plaintiff claims that the Company and Carmel improperly refused to accept a reasonable guaranty of plaintiff's payment obligations, refused to complete the sale of Carmel's interest before the September 15, 2001 deadline, repudiated an oral promise to extend the September 15 deadline indefinitely and repudiated the July 3rd Agreement by exercising Carmel's Buy/Sell Right. Plaintiff asserts claims for breach of contract, breach of the implied covenant of good faith and fair dealing, promissory estoppel, unjust enrichment and breach of fiduciary duty. Plaintiff is seeking compensatory and punitive damages of approximately $1 billion and declaratory and injunctive relief blocking Carmel's Buy/Sell Right. On March 25, 2002, Carmel filed a Demand for Arbitration and Petition and Statement of Claim with the American Arbitration Association ("AAA") to have the issues relating to the Buy/Sell Right resolved by arbitration (the "Arbitration"). Manager and Mr. Trump requested the New York State Supreme Court to stay that arbitration, but the Court denied Manager's and Trump's request on May 2, 2002, allowing the arbitration to proceed. In addition, Conseco and Carmel filed a Motion to Dismiss Mr. Trump's lawsuit on March 25, 2002. By Stipulation and Order, dated June 14, 2002, the State Court Action was stayed, pending resolution of the Arbitration. On June 10, 2002, Manager and Trump filed their Statement of Position which included affirmative defenses and counterclaims against Carmel and the Company, arising out of the same alleged breaches of the July 3rd Agreement that had formed the basis of the State Court Action. The Arbitration was heard by a Panel of three arbitrators in five hearing days between September 25, 2002 and October 29, 2002, and the parties filed Post-Hearing Briefs on November 5, 2002. The parties are awaiting a decision from the Panel. The Company believes that Mr. Trump's lawsuit is without merit and intends to defend it vigorously. The ultimate outcome cannot be predicted with certainty.

     On June 24, 2002, the heirs of a former officer, Lawrence Inlow, commenced an action against the Company, Conseco Services, LLC, and two former officers in the Boone Circuit Court (Inlow et al. v. Conseco, Inc., et al., Cause No. 06C01-0206-CT-244). The heirs assert that unvested options to purchase 756,248 shares of our common stock should have been vested at Mr. Inlow's death. The heirs further claim that if such options had been vested, they would have been exercised, and that the resulting shares of common stock would have been sold for a gain of approximately $30 million based upon a stock price of $58.125 per share, the highest stock price during the alleged exercise period of the options. We believe the heirs' claims are without merit and will defend the action vigorously. The ultimate outcome cannot be predicted with certainty.

     On March 27, 2002, seven holders of our bank debt filed a lawsuit in the United States District Court for the Northern District of Illinois (AG Capital Funding Partners LP, et al. v. Conseco, Inc., Case No. 02C2236). They filed a voluntary dismissal of that action on April 25, 2002, and an order dismissing the case was entered on April 26, 2002. On April 15, 2002, the same holders filed an action in the Circuit Court of Cook County, Illinois (AG Capital Funding Partners LP, et al. v. Conseco, Inc., Case No. 02CH07453). On March 20, 2002, we amended our credit facilities to provide, in part, that in the event of certain asset sales, we are not obligated to prepay amounts borrowed under the credit agreement until we have received in excess of $352 million of net proceeds from those sales. The plaintiff holders assert that 100 percent of the holders of the bank debt must vote in favor of an amendment of the provisions relating to the triggering of mandatory prepayments. We believe that the amendment of the mandatory prepayment provisions of the credit agreement complied with the terms of the credit agreement, and we believe this lawsuit is without merit. In June 2002, the plaintiff holders filed a motion for summary judgment. The parties began discovery in connection with that motion, and the Circuit Court scheduled a hearing on the motion for October 4, 2002. However, we and the plaintiffs subsequently agreed to adjourn that hearing and to postpone indefinitely all further proceedings in the litigation. Accordingly, there is no schedule currently in place for the resolution of the plaintiffs' motion or the litigation generally, although the litigation remains pending. The ultimate outcome of these proceedings cannot be predicted with certainty. Except with respect to the mandatory prepayment provisions of the credit agreement, this lawsuit does not challenge any other portion of the March 20, 2002 amendment to the credit agreement.

     The Company has been notified that the staff of the U.S. Securities and Exchange Commission has obtained a formal order of investigation in connection with an inquiry that relates to events in and before the spring of 2000, including the Company's accounting for its interest-only securities and servicing rights. These issues were among those addressed in the Company's write-down and restatement in the spring of 2000, and were the subject of shareholder class action litigation, which has recently been settled as described above. The Company is cooperating with the SEC staff in this matter.

     The Company has been notified that the Alabama Securities Commission is examining the Company's 1998 Directors/Officers & Key Employees Stock Purchase Program and the 2000 Employee Stock Purchase Program Work-Down Plan. The Company is cooperating with the Commissioner's staff in this matter.

                         CONSECO, INC. AND SUBSIDIARIES
                              --------------------

     In October, 2002, Roderick Russell, on behalf of himself and a class of persons similarly situated, and on behalf of the ConsecoSavePlan filed an action in the United States District Court for the Southern District of Indiana against the Company, Conseco Services LLC and certain current and former officers of the Company (Roderick Russell, et al v Conseco, Inc., et al, Case No. 1:02-CV-1639
LJM). The purported class action consists of all individuals whose 401(k) accounts held common stock of the Company at any time from April 28, 1999 through the present. The complaint alleges, among other things, breaches of fiduciary duties under ERISA by continuing to permit employees to invest in the common stock of the Company without full disclosure of the Company's true financial condition. The Company believes the lawsuit is without merit and intends to defend it vigorously. The ultimate outcome of the lawsuit cannot be predicted with certainty.

     In addition, the Company and its subsidiaries are involved on an ongoing basis in other lawsuits and arbitrations (including purported class actions) related to their operations. These actions include one action brought by the Texas Attorney General regarding long term care policies, two purported nationwide class actions involving claims related to "vanishing premiums," two purported nationwide class actions involving claims related to "modal premiums" (the alleged imposition and collection of insurance premium surcharges in excess of stated annual premiums) and an arbitration involving a dispute with a reinsurer of a block of long term care business. The ultimate outcome of all of these other legal matters pending against the Company or its subsidiaries cannot be predicted, and, although such lawsuits are not expected individually to have a material adverse effect on the Company, such lawsuits could have, in the aggregate, a material adverse effect on the Company's consolidated financial condition, cash flows or results of operations.

                         CONSECO, INC. AND SUBSIDIARIES
                              --------------------


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     As described in the note to the consolidated financial statements of the Company entitled "Events of Default and Liquidity Issues," the Company is currently in default with respect to interest payments on certain of its outstanding indebtedness. The following table sets forth for each category of indebtedness the aggregate principal amount outstanding and the total amount of accrued indebtedness in default as of the date of this filing (dollars in millions):

                                                                         Principal       Accrued interest
                                                                          amount            in default
                                                                          ------            ----------
         Bank credit facility...........................................   $1,493               $34.6
         D&O loans......................................................      481                10.3
         Guaranteed senior notes (a)....................................    1,293                47.6
         Senior notes (a)...............................................    1,260                64.7
         Trust preferred securities (b).................................    1,930                77.9

-----------------

(a) Additional detail regarding the different maturities of guaranteed senior notes and senior notes is set forth in the note to the consolidated financial statements of the Company entitled "Changes in Direct Corporate
     Obligations."

(b) This represents the following preferred securities: 9.44% Trust Originated Preferred Securities, 8.70% Trust Originated Preferred Securities, 9.00% Trust Originated Preferred Securities, 8.80% Capital Securities, 9.16% Trust Originated Preferred Securities, 6.75% Trust Originated Preferred Securities and 8.96% Capital Trust Pass-through Securities.

     In addition to the defaults identified above in the payment of interest, the Company defaulted on $224.9 million of principal due on October 15, 2002 on its 8.5% senior notes due 2002. This principal default resulted in defaults under the governing instruments for the Company's other indebtedness and trust preferred securities listed above and has given the holders the right to accelerate the maturity thereof.

     Conseco did not declare or pay the dividend on the Series F Common-Linked Convertible Preferred Stock that was to have been paid on October 1, 2002 under its terms. If declared, that dividend would have been payable by the issuance of an additional 28,555 shares of Series F Preferred Stock to the existing holders thereof.

ITEM 5.  RECENT CHANGES IN EXECUTIVE MANAGEMENT

     On October 3, 2002, Gary C. Wendt, Conseco's Chairman and Chief Executive Officer, resigned his position of Chief Executive Officer. Mr. Wendt remains Chairman of the Board of Conseco.

     On November 7, 2002, Conseco's Board of Directors elected William J. Shea to serve as Chief Executive Officer of Conseco. Mr. Shea will also continue to serve as President and Chief Operating Officer.

     On November 7, 2002, Conseco's Board of Directors also elected Eugene M. Bullis to serve as Executive Vice President and Chief Financial Officer of Conseco. Mr. Bullis replaced Mr. Shea, who had been the Acting Chief Financial Officer.

                         CONSECO, INC. AND SUBSIDIARIES
                              --------------------


   ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

     a)   Exhibits.

          3.2       Amended and Restated By-Laws of Conseco, Inc.

          4.31.15 Forbearance agreement relating to $1,500,000,000 five-year credit agreement.

          10.1.38 Amended Employment Agreement by and between William J. Shea and Conseco, Inc., dated as of June 1, 2002

          10.1.41 Amendment to Employment and Restricted Stock Agreements by and between William J. Shea and Conseco, Inc., dated as of September 16, 2002.

          10.1.42 Employment Agreement by and between John R. Kline and Conseco, Inc., dated as of July 15, 2002.

          10.8.37   Forbearance agreement relating to 1997 D&O loans.

          10.8.38   Forbearance agreement relating to 1998 D&O loans.

          10.8.39 Forbearance agreement relating to 1998 (non-refinanced) D&O loans.

          10.8.40   Forbearance agreement relating to 1999 D&O loans.

          10.46.6 Amendment to First Residual Facility (Asset Assignment Agreement), dated October 9, 2002, by and between Lehman ALI Inc. and Green Tree Residual Finance Corp. I.

          10.46.7 Third Amendment to Master Repurchase Agreement, dated October 9, 2002, by and between Lehman Commercial Paper Inc. and Green Tree Finance Corp. - Five

          10.46.8 Amended and Restated Forbearance Agreement, dated October 9, 2002, by and among Conseco Finance Corp., Green Tree Finance Corp. - Five, Green Tree Residual Finance Corp. I, Lehman Commercial Paper, Inc. and Lehman Brothers, Inc.

          10.52.1 Conseco Life Insurance Company of Texas Official Order of the Commissioner of Insurance of the State of Texas.

          10.52.2 Bankers National Life Insurance Company Official Order of the Commissioner of Insurance of the State of Texas.

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

          99.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

          99.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


     b)   Reports on Form 8-K.

               A report on Form 8-K dated August 14, 2002, was filed with the Commission to report under Item 5, a memorandum issued by the Registrant's Chairman and Chief Executive Officer to the Company's shareholders and other interested parties summarizing information about the Company.

                         CONSECO, INC. AND SUBSIDIARIES
                              --------------------

               A report on Form 8-K dated August 14, 2002, was filed with the Commission to report under Item 9, the submission of sworn statements pursuant to Securities and Exchange Commission Order No. 4-460.

               A report on Form 8-K dated September 12, 2002, was filed with the Commission to report under Item 5, a memorandum issued by the Registrant's Chairman and Chief Executive Officer to the Company's shareholders and other interested parties summarizing information about the Company.

                         CONSECO, INC. AND SUBSIDIARIES
                              --------------------


                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              CONSECO, INC.




Dated: November 19, 2002                      By:  /s/ William J. Shea
                                                 ---------------------------
                                                 William J. Shea, President and
                                                   Chief Executive Officer

                         CONSECO, INC. AND SUBSIDIARIES
                              --------------------


                                  CERTIFICATION

I, William J. Shea, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Conseco, Inc.:

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

4. The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6. The Registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:   November 19, 2002

                                            /s/ William J. Shea
                                            ------------------------------
                                            William J. Shea, President and
                                                Chief Executive Officer

                         CONSECO, INC. AND SUBSIDIARIES
                              --------------------


                                  CERTIFICATION

I, Eugene M.Bullis, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Conseco, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

4. The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6. The Registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:   November 19, 2002

                                        /s/ Eugene M. Bullis
                                        -----------------------------
                                        Eugene M. Bullis, Executive Vice
                                           President and Chief Financial Officer